Form 10-Q
period 2002-09-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2002-12-18
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number: 000-50058

Portfolio Recovery Associates, Inc.
———————

(Exact name of registrant as specified in its charter)

Delaware	75-3078675
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

120 Corporate Boulevard, Norfolk, Virginia	23502
(Address of principal executive offices)	(zip code)

(888) 772-7326
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ___       NO    X

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 16, 2002
Common Stock, $0.01 par value	13,520,000

PORTFOLIO RECOVERY ASSOCIATES, INC.

INDEX

		Page(s)

PART I.	OTHER INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Position as of	3
	December 31, 2001 and September 30, 2002 (unaudited)

	Consolidated Statements of Operations (unaudited)	4
	Three and nine months ended September 30, 2001 and 2002

	Consolidated Statements of Cash Flows (unaudited)	5
	Nine months ended September 30, 2001 and 2002

	Notes to Consolidated Financial Statements (unaudited)	6-14

Item 2.	Management’s Discussion and Analysis of Financial	15-24

	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	26

Item 6.	Exhibits and Reports on Form 8-K	26

SIGNATURES		27

CERTIFICATION		28-30

Exhibit 99.1 – Certification Pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
December 31, 2001 and September 30, 2002
(unaudited)

	December 31,	September 30,
Assets	2001	2002
Cash and cash equivalents	$4,780,399	$6,038,306
Finance receivables, net	47,986,744	55,132,522
Property and equipment, net	3,379,576	3,667,102
Other assets	901,789	616,626

Total assets	$57,048,508	$65,454,556

Liabilities and Members’ Equity
Liabilities:
Accounts payable	$236,885	$676,623
Accrued expenses	614,698	646,348
Accrued payroll and bonuses	1,674,371	1,861,011
Revolving lines of credit	25,000,000	25,000,000
Long-term debt	568,432	1,005,776
Obligations under capital lease	825,313	582,100
Interest rate swap contract	377,303	—

Total liabilities	29,297,002	29,771,858
Equity:
Members’ equity	28,128,809	35,682,698
Accumulated other comprehensive income	(377,303)	—

Total equity	27,751,506	35,682,698

Total liabilities and equity	$57,048,508	$65,454,556

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OPERATIONS
For the Three and Nine Months Ended September 30, 2001 and 2002
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2002	2001	2002
Revenue:
Income recognized on finance receivables	$7,738,955	$14,703,904	$22,146,365	$38,721,711
Commissions	54,562	520,618	54,562	1,337,055
Net gain on cash sales of defaulted consumer receivables	459,030	—	754,624	100,156

Total revenue	8,252,547	15,224,522	22,955,551	40,158,922

Operating expenses:
Compensation	4,108,143	5,507,580	10,820,050	15,719,635
Legal, accounting and outside fees and services	939,840	2,197,040	2,500,628	5,438,622
Communications	486,327	540,158	1,152,353	1,469,611
Rent and occupancy	190,770	208,712	505,075	571,159
Other operating expenses	333,794	323,877	848,331	999,448
Depreciation	175,068	242,616	485,673	676,238

	6,233,942	9,019,983	16,312,110	24,874,713

Income from operations	2,018,605	6,204,539	6,643,441	15,284,209

Other income and (expense):
Interest income	14,859	—	60,816	1,699
Interest expense	(678,417)	(1,065,776)	(2,134,794)	(2,182,489)

Net income before extraordinary loss	1,355,047	5,138,763	4,569,463	13,103,419

Extraordinary loss	(231,564)	—	(231,564)	—

Net income	$1,123,483	$5,138,763	$4,337,899	$13,103,419

Pro forma data (unaudited):
Historical income before taxes	$1,123,483	$5,138,763	$4,337,899	$13,103,419
Pro forma provision for income taxes	$419,456	$1,986,387	$1,619,569	$5,065,566

Pro forma net income before extraordinary loss	$849,125	$3,152,376	$2,863,428	$8,037,853
Pro forma extraordinary loss	$(145,098)	$—	$(145,098)	$—

Pro forma net income	$704,027	$3,152,376	$2,718,330	$8,037,853

Pro forma net income per common share before extraordinary loss
Basic	$0.08	$0.32	$0.28	$0.80
Diluted	$0.07	$0.27	$0.25	$0.70
Pro forma extraordinary loss per common share
Basic	$(0.01)	$—	$(0.01)	$—
Diluted	$(0.01)	$—	$(0.01)	$—
Pro forma net income per common share
Basic	$0.07	$0.32	$0.27	$0.80
Diluted	$0.06	$0.27	$0.24	$0.70
Pro forma weighted average number of shares outstanding
Basic	10,000,000	10,000,000	10,000,000	10,000,000
Diluted	11,484,846	11,496,385	11,449,114	11,489,580

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2002
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2001	2002
Operating activities:
Net income	$4,337,899	$13,103,419
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	485,674	676,239
Gain on sales of finance receivables, net	(754,624)	(100,156)
(Gain)/loss on disposal of property and equipment	(1,766)	—
Extraordinary loss on extinguishement of debt	231,564	—
Changes in operating assets and liabilities:
Other assets	(712,945)	285,162
Accounts payable	217,230	439,738
Accrued expenses	22,787	31,650
Accrued payroll and bonuses	159,669	186,639

Net cash provided by operating activities	3,985,488	14,622,691

Cash flows from investing activities:
Purchases of property and equipment	(633,727)	(924,878)
Acquisition of finance receivables, net of buybacks	(27,337,115)	(26,214,185)
Collections applied to principal on finance receivables	15,844,710	19,167,807
Proceeds from sale of finance receivables, net of allowances for returns	5,180,860	756
Cash restricted for letter of credit	—	—

Net cash used in investing activities	(6,945,272)	(7,970,500)

Cash flows from financing activities:
Proceeds from capital contributions	—	—
Distribution of capital	(146,846)	(5,549,530)
Proceeds from lines of credit	27,588,539	—
Payments on lines of credit	(22,779,775)	—
Proceeds from long-term debt	107,000	500,008
Payments on building loan	(51,869)	(62,664)
Payments of capital lease obligations	(237,156)	(282,098)
Extraordinary loss on extinguishment of debt	—	—

Net cash provided by financing activities	4,479,893	(5,394,284)

Net increase in cash and cash equivalents	1,520,109	1,257,907
Cash and cash equivalents, beginning of period	3,191,479	4,780,399

Cash and cash equivalents, end of period	$4,711,588	$6,038,306

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,272,170	$2,093,814

Noncash investing and financing activities:
Capital lease obligations incurred	555,168	38,885

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Business:
Portfolio Recovery Associates, Inc. was formed in August 2002. On November 8, 2002, Portfolio Recovery Associates, Inc. completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of Portfolio Recovery Associates, LLC were exchanged on a one to one basis for warrants and shares of a single class of common stock of Portfolio Recovery Associates, Inc. Portfolio Recovery Associates, Inc. now owns all outstanding membership units of Portfolio Recovery Associates, LLC and PRA Receivables Management, LLC (d/b/a Anchor Receivables Management). Portfolio Recovery Associates, LLC owns all of the membership units of PRA III, LLC, a special purpose borrowing entity, PRA AG Funding, a special purpose borrowing entity, and PRA Holding I, LLC, an entity established to hold real property. Another subsidiary, PRA II, was dissolved immediately prior to the IPO. Portfolio Recovery Associates, LLC, a Delaware limited liability company (“PRA”), and its subsidiaries (collectively, the “Company”) purchase, collect and manage portfolios of defaulted consumer receivables. The defaulted consumer receivables PRA collects are in substantially all cases either purchased from the credit originator or are collected on behalf of clients on a commission fee basis.

The consolidated financial statements of the Company include the accounts of PRA, PRA II, PRA AG Funding, PRA Holding I, Anchor and PRAIII.

The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2001 and September 30, 2002, its results of operations for the three and nine-month periods ended September 30, 2001 and 2002, and its cash flows for the nine-month periods ended September 30, 2001 and 2002, respectively. The results of operations of the Company for the three and nine-month periods ended September 30, 2001 and 2002 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 as amended and effective as of November 6, 2002.

2. Finance Receivables:
The Company accounts for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Static pools of relatively homogenous accounts are established. Once a static pool is established, the receivable accounts in the pool are not changed. Each static pool is recorded at cost, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Income on finance receivables is accrued monthly based on each static pool’s effective interest rate. This interest rate is estimated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. Monthly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, monthly cash flows that are less than the monthly accrual will accrete the carrying balance. Each pool is reviewed monthly and compared to the Company’s models to ensure complete amortization of the carrying balance by the end of each pool’s life.

In the event that cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance. Accordingly, we do not maintain an allowance for credit losses.

The agreements to purchase the aforementioned receivables include general representations and warranties from the sellers covering account holder death or bankruptcy, and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in finance receivables for the year ended December 31, 2001 and the nine months ended September 30, 2002 were as follows:

	Year	Nine Months
	Ended	Ended
	December 31,	September 30,
	2001	2002
Balance at beginning of period	$41,124,377	$47,986,744
Acquisitions of finance receivables, net of buybacks	33,491,211	26,314,185
Cash collections	(53,147,672)	(57,889,518)
Income recognized on finance receivables	31,220,857	38,721,711

Cash collections applied to principal	(21,926,815)	(19,167,807)
Cost of finance receivables sold, net of allowance for returns	(4,702,029)	(600)

Balance at end of period	$47,986,744	$55,132,522

Estimated Remaining Collections (“ERC”)	$117,022,955	$177,819,445

At the time of acquisition, the life of each pool is generally set at between 60 and 72 months based upon the proprietary models of the Company. As of September 30, 2002 the Company has $55,132,522 in finance receivables included in the Statement of Financial Position. Based upon current projections, cash collections applied to principal will be as follows for the twelve months in the periods ending:

September 30, 2003	$15,499,571
September 30, 2004	13,183,518
September 30, 2005	12,356,765
September 30, 2006	9,868,031
September 30, 2007	3,903,761
September 30, 2008	318,808
September 30, 2009	2,068

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Revolving Lines of Credit:

	December 31,	September 30,
	2001	2002
Line of credit with commercial lender, originated September 2001, collateralized by all receivables, collections on receivables and assets of PRAIII, LLC ; expires on September 15, 2005; interest is based on LIBOR and was 6.25% and 6.17% at December 31, 2001 and September 30, 2002, respectively; total credit available $40 million	$25,000,000	$25,000,000

	$25,000,000	$25,000,000

On September 18, 2001, PRA III arranged with a commercial lender to provide financing under a revolving line of credit of up to $40 million. The initial draw of $20 million was utilized to facilitate the purchase of all finance receivable portfolios from PRA and PRA II. PRA then used those funds to terminate an existing line of credit agreement. An additional $5 million was drawn in the initial funding to purchase additional portfolios from third parties in the normal course of business. Restrictive covenants under this agreement include:

•	restrictions on monthly borrowings in excess of $4 million per month and quarterly borrowings in excess of $10 million;

•	a maximum leverage ratio of not greater than 4 to 1 and net income of at least $0.01, calculated on a consolidated basis;

•	a restriction on distributions in excess of 75% of our net income for any year;

•	compliance with certain special purpose vehicle and corporate separateness covenants; and

•	restrictions on change of control.

As of September 30, 2002 the Company is in compliance with all of the covenants of this agreement. Upon consummation of the reorganization discussed in Note 10, a waiver would have been required in order to remain in compliance with the terms of the agreement. Instead of obtaining a waiver, the indebtedness outstanding under this facility was paid off on November 14, 2002 with proceeds obtained from the Company’s IPO.

The Company has reached an agreement in principle with its lender to modify the terms of the loan agreement in keeping with the Company’s reduced borrowing needs following the IPO. Modifications include a reduction in the facility size from $40 million to $25 million, a $75,000 modification fee, a reduction in the borrowing spread, a reduction in certain monthly fees, and an increase in the facility’s non-use fee when the amount outstanding is less than $10 million.

On December 30, 1999, the Company entered into a $12.5 million credit agreement with AG PRA 1999 Funding Co., (“AG 1999”), that expired on June 30, 2002. AG 1999 is owned by affiliates of Angelo, Gordon & Co., the Company’s majority stockholder, and certain members of PRA management. Terms of the credit agreement included the possibility of AG 1999 earning contingent interest. Over the term of the agreement, the Company borrowed $6.6 million. In December 2001, the Company repaid all outstanding loans under this agreement and incurred an expense of $300,000 to extinguish the contingent interest provision. The Company incurred interest expense related to the agreement of $358,836 during the nine months ended September 30, 2001. In addition, in accordance with the agreement the management committee of PRA granted AG 1999 warrants to purchase 125,000 membership units of PRA which were immediately exercisable for $3.60 per unit. The agreement discussed above was entered into after arms’ length negotiations between the related party and the Company.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition, PRA AG Funding, LLC maintains a $2.5 million revolving line of credit, with RBC Centura Bank which extends through July 2003. The line of credit bears interest at a spread over LIBOR. The terms of this agreement require that PRA maintain a current ratio of 1.6:1.0 or greater, the current ratio being defined to include finance receivables as a current asset and to include the credit facility in place as of September 30, 2002 as a current liability. The agreement further requires that PRA maintain a debt to tangible net worth ratio of 1.5:1.0 or less and a minimum balance sheet cash position at month end of $2 million. Distributions are limited under the terms of the facility to 75% of net income. PRA is in full compliance with these covenants. This $2.5 million facility had no amounts outstanding as of September 30, 2002.

4. Property and Equipment:
Property and equipment, at cost, consist of the following as of the dates indicated::

	December 31,	September 30,
	2001	2002
Software	$1,036,172	$1,262,208
Computer equipment	1,130,786	1,357,977
Furniture and fixtures	848,901	923,186
Equipment	640,574	991,653
Leasehold improvements	277,469	290,080
Building and improvements	1,057,643	1,130,147
Land	100,515	100,515
Less accumulated depreciation	(1,712,484)	(2,388,664)

Net property and equipment	$3,379,576	$3,667,102

5. Hedging Activity:
During 2001, the Company entered into an interest rate swap for the purpose of managing exposure to fluctuations in interest rates related to variable rate financing. The interest rate swap effectively fixed the interest rate on $10 million of the Company’s outstanding debt. The swap required payment or receipt of the difference between a fixed rate of 5.33% and a variable rate of interest based on 1-month LIBOR. The unrealized gains and losses associated with the change in market value of the interest rate swap are recognized as other comprehensive income. This swap transaction, which was to expire in May 2004, was paid in full and terminated in September 2002.

The only expenses incurred related to the swap agreement were interest expenses of $51,981 and $792,047 for the nine months ending September 30, 2001 and 2002, respectively. The interest paid in 2002 represents monthly interest plus the final extinguishment amount of $541,762. The net interest payments are a component of “Interest Expense” on the income statement and a reduction of net income in the cash flow statement.

6. Long-Term Debt:
In July 2000, the Company purchased a building in Hutchinson, Kansas. The building was financed with a commercial loan for $550,000 with a variable interest rate based on LIBOR. This commercial loan is collateralized by the real estate in Kansas. Interest rates varied between 6.09% and 9.26% in the first nine months of 2001 and 4.08% and 4.47% in the first nine months of 2002. Monthly principal payments on the loan are $4,583 for an amortized term of 10 years. A balloon payment of $275,000 is due July 21, 2005, which results in a five-year principal payout. The loan matures July 21, 2005.

On February 9, 2001, the Company purchased a generator for its Norfolk location. The generator was financed with a commercial loan for $107,000 with a fixed rate of 7.9%. This commercial loan is collateralized by the generator. Monthly payments on the loan are $2,170 and the loan matures on February 1, 2006.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On February 20, 2002, the Company completed the construction of a satellite parking lot at its Norfolk location. The parking lot was financed with a commercial loan for $500,000 with a fixed rate of 6.47%. The loan is collateralized by the parking lot. The loan required only interest payments during the first six months. Beginning October 1, 2002, monthly payments on the loan are $9,797 and the loan matures on September 1, 2007.

Annual payments including interest on all loans outstanding as of September 30, 2002 are as follows:

2002	$69,814
2003	219,090
2004	216,248
2005	465,455
2006	121,905
2007 and beyond	88,174

1,180,686
Less amount representing interest	(174,910)

Principal due	$1,005,776

Under each of the commercial loans discussed above, the Company is subject to certain covenants, the most restrictive of which include minimum net worth requirements and the maintenance of certain financial ratios. As of December 31, 2001 and September 30, 2002 the Company was in compliance with all such debt covenants.

7. Members’ Equity:
As a result of our IPO on November 8, 2002, the Company issued 3,470,000 shares of stock at a public offering price of $13.00 per share, resulting in net proceeds to us of $12.09 per share. In addition, another 1,015,000 shares were sold by a non-employee stockholder, PRA Investments, LLC, which did not result in any additional proceeds being received by the Company. Immediately following the IPO, the Company had 13,470,000 shares outstanding, not including any shares issued for reserved options or warrants. The IPO resulted in all outstanding units of Portfolio Recovery Associates, LLC, and all outstanding warrants to acquire units of Portfolio Recovery Associates, LLC being exchanged for shares and options in Portfolio Recovery Associates, Inc. on a one to one basis.

Prior to the IPO on November 8, 2002, there were two classes of members in PRA: operating members and capital members. On April 6, 1999, PRA amended and restated its limited liability company operating agreement (the “Agreement”), to authorize the issuance of 20,000,000 membership units. From December 31, 1999 until the IPO, 10,000,000 membership units were outstanding of which the capital members owned 8,797,000 (87.97%) membership units of the business, while the operating members owned the remaining 1,203,000 (12.03%) membership units. Allocations and distributions of profits and losses were based on the aforementioned percentages.

In accordance with the Agreement, the PRA management committee was authorized to issue warrants to partners, employees or vendors to purchase membership units. Generally, warrants granted had a term between 5 and 7 years and vest within 3 years. Warrants have been issued at or above the fair market value on the date of grant. Warrants vest and expire according to terms established at the grant date.

The following summarizes all warrant related transactions from January 1, 1999 through September 30, 2002:

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Weighted
		Average
	Warrants	Exercise
	Outstanding	Price
January 1, 1999	—	$—
Granted	2,325,000	4.17
Exercised	—	—
Cancelled	—	—
December 31, 1999	2,325,000	4.17
Granted	65,000	4.20
Exercised	—	—
Cancelled	(230,000)	4.20
December 31, 2000	2,160,000	4.17
Granted	155,000	4.20
Exercised	—	—
Cancelled	(120,000)	4.20
December 31, 2001	2,195,000	4.17
Granted	50,000	10.00
Exercised	—	—
Cancelled	(10,000)	4.20
September 30, 2002	2,235,000	$4.30

At September 30, 2002, the Company had exercisable warrants outstanding of 2,066,667. All but 205,000 were issued to employees and operating members of PRA. Of the 205,000 issued to non-employees, 125,000 were issued to AG 1999 (see Note 3) and 80,000 were issued and vested to SMR Research Corporation, a vendor of the Company in connection with a business agreement to utilize certain software. All of the warrants vest in 3 years except for the 80,000 warrants granted to SMR Research Corporation in 1999 of which 20,000 vested immediately and 60,000 were vested in the following year and the 125,000 warrants granted to AG 1999 in 1999 which vested immediately. During the nine months ended September 30, 2002, 50,000 warrants were granted which vest 15,000 in one year, 10,000 in each of the 3 subsequent years and 5,000 based on performance which is expected to occur in the first year. The majority of outstanding warrants will vest at the IPO, however, the total number of warrants that will not vest is 125,000; 75,000 of which were granted in 2001 and 50,000 of which were granted in 2002. For the warrants that accelerate due to the IPO discussed in Note 10, a pro forma expense of $15,000 will be incurred in fiscal 2002, instead of 2003 and 2004 which would have been prescribed under the normal vesting schedule in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). These accelerated warrants will be treated under APB 25 as they were granted under that accounting principle. All warrants and stock options issued in 2002 and later will be accounted for under SFAS No. 123, “Accounting for Stock Based Compensation”, (“SFAS 123”).

The warrants issued to AG 1999 and SMR Research Corporation would be convertible into capital member units and all other warrants would be convertible into operating member units.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following information is as of September 30, 2002:

	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$4.20	2,060,000	3.69	$4.20	1,941,667	$4.20
$3.60	125,000	2.75	$3.60	125,000	$3.60
$10.00	50,000	5.95	$10.00	—	$10.00

Total at 09/30/02	2,235,000	3.69	$4.30	2,066,667	$4.16

Prior to November 8, 2002, the Company applied APB 25 in accounting for stock based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income for warrants granted at or above fair value to warrants issued prior to the IPO. In connection with the IPO, the Company adopted SFAS 123, and it will be applied prospectively to all granted warrants and stock options. This accounting standard must be adopted as of the beginning of the Company’s fiscal year, which is January 1.

Had compensation cost for warrants granted under the Agreement been determined pursuant to SFAS 123, the Company’s net income would have decreased. Using a fair-value (minimum value calculation), the following assumptions were used:

Warrants issue year:	1999	2000	2001	2002
Expected life from vest date (in years):
Employees	0.00	0.00	4.00	3.00
Operating members	6.00	5.00	0.00	0.00
Risk-free interest rates	5.37%-6.47%	6.30%	4.66%-4.77%	4.53%
Volatility	N/A	N/A	N/A	N/A
Dividend yield	N/A	N/A	N/A	N/A

The fair value model utilizes the risk-free interest rate at grant with an expected exercise date sometime in the future generally assuming an exercise date in the first half of 2005. In addition, warrant valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Prior to our IPO, the Company’s warrants had characteristics significantly different from those of traded warrants, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of employee warrants granted during the nine months ended September 30, 2001 and 2002 was $0.35 and $1.24, respectively.

For purposes of pro forma disclosures, the estimated fair value of the warrants is amortized over the warrants’ vesting period. Had the Company’s warrants been accounted for under SFAS 123, net income would have been reduced to the following pro forma amounts for the nine months ended September 30, 2001 and 2002:

Net income:	2001	2002

As reported	$4,337,899	$13,103,419
Pro forma	$4,329,542	$13,090,151

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Effective December 30, 1999, PRA’s management committee issued warrants to acquire 125,000 membership units to an affiliate of Angelo, Gordon & Co. (see Note 3). The warrants immediately vested and are exercisable at $3.60 per unit. The warrants are exercisable in whole or in part and expire March 31, 2005. As these warrants are not issued as compensation to an employee or operating member of the Company, an expense of $15,362 and $10,241 was incurred and recognized during the nine months ended September 30, 2001 and 2002, respectively. The value of the warrants was calculated using the fair value approach as designated by SFAS 123 which utilizes a comparison of the discounted value of the underlying units discounted using a risk-free interest rate at the date of grant.

Effective August 18, 1999, PRA’s management committee issued warrants to acquire 200,000 membership units to SMR Research Corporation. The warrants were to vest over a 60 month period and are exercisable at $4.20 per unit. The warrants vested as to 80,000 membership units and the remaining 120,000 membership units were cancelled upon the termination of an agreement between the Company and SMR Research Corporation. The value of the warrants was calculated using the intrinsic method and no expense was recognized on these warrants. The fair value approach was then applied, as designated by SFAS 123, which utilizes a comparison of the discounted value of the underlying units discounted using a risk-free interest rate at the date of grant, these warrants were shown to have a negative present value and as such no expense has been recorded.

8. Operating Member Agreement:
These operating member agreements will be terminated effective as of the date of the IPO and replaced with employment agreements as discussed in Note 9. Prior to the IPO, the operating member agreement detailed each operating member’s contribution to the Company. It also sets forth criteria necessary to maintain the Company’s status as a limited liability company. Additionally, it describes a special discount, which will be applied if an operating member leaves the Company within two years of the commencement date. At September 30, 2002 there were six operating members, two of whom were designated as operating managers.

9. Contingencies and Commitments:
Employment Agreements:
The Company has employment agreements with each of its operating members, the terms of which expire on December 31, 2002 or December 31, 2004. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Remaining compensation under these agreements is approximately $1,753,501. The agreements also contain confidentiality and non-compete provisions. Replacement employment agreements are in the process of being finalized.

Leases:
The Company is party to various operating and capital leases with respect to its facilities and equipment. Please refer to the Company’s consolidated financial statements and notes thereto in the Company’s Registration Statement on Form S-1, as amended as filed with the Securities and Exchange Commission for discussion of these leases. Effective November 13, 2002, the Company reached an agreement to lease a property for the opening of another call center. The terms of the lease are for seven years and four months commencing in the first quarter of 2003 with an annual escalation of 3.5% over the monthly base rent. This new call center is located in Hampton, Virginia.

Litigation:
 The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of any pending legal proceedings will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

10. Subsequent Event:

Initial Public Offering:
 PRA completed an offering of its common stock for sale in the IPO on November 8, 2002. At the completion of the IPO, PRA is treated as a C corporation under the Internal Revenue Code and is subject to corporate income taxes. Accordingly, a pro forma income tax provision for corporate income taxes has been calculated as if PRA was taxable as a C corporation for all periods presented.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In August 2002 PRA formed a new Delaware corporation, Portfolio Recovery Associates, Inc., (“PRA Inc.”). Immediately prior to the IPO the former members of PRA exchanged their membership units of PRA for common stock of PRA Inc. and owned all of the issued and outstanding shares of PRA Inc. which owns all of the outstanding membership units of PRA, immediately prior to the IPO. Each capital or operating member unit was exchanged for one share of common stock. Prior to this exchange transaction, PRA Inc. did not conduct any business and had no assets or liabilities. The legal name of Portfolio Recovery Associates, Inc. has been retroactively applied to all periods presented in these financial statements.

In connection with the IPO, the Company dissolved PRA II, LLC immediately prior to the IPO on November 7, 2002. PRA II, LLC had no assets or liabilities.

11. Pro Forma Net Income:
The Company presented pro forma tax information assuming they have been a taxable corporation since inception and assuming tax rates equal to the rates that would have been in effect had they been required to report income tax expense in such years. The Company’s pro forma income tax expense comprised of the following components for the three and nine months ended September 30, 2001 and 2002:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2002	2001	2002
Income Tax Reconciliation:
Federal tax at statutory rate	$381,984	$1,774,659	$1,474,886	$4,525,233
Non-deductible expense	1,308	4,980	5,051	14,423
State income tax, net of federal benefit	45,323	206,748	174,998	525,910
State tax credit, net of federal benefit	(9,159)	—	(35,366)	—
Total	$419,456	$1,986,387	$1,619,569	$5,065,566

Included in the pro-forma income tax expense were state tax credits actually earned by the Company in connection with our Kansas operations.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2002	2001	2002
Basic pro forma net income	$704,027	$3,152,376	$2,718,330	$8,037,853
Weighted average shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000
Basic pro forma net income per share	$0.07	$0.32	$0.27	$0.80
Effect of diluted warrants outstanding	1,484,846	1,496,385	1,449,114	1,489,580
Diluted weighted average shares outstanding	11,484,846	11,496,385	11,449,114	11,489,580
Diluted pro forma net income per share	$0.06	$0.27	$0.24	$0.70

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

•	changes in the business practices of credit originators in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

•	changes in government regulations that affect the Company’s ability to collect sufficient amounts on its acquired or serviced receivables;

•	the Company’s ability to employ and retain qualified employees, especially collection personnel;

•	changes in the credit or capital markets, which affect the Company’s ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

•	the degree and nature of our competition; and

•	the risk factors listed from time to time in the Company’s filings with the Securities and Exchange Commission.

Results of Operations

     The following table sets forth certain operating data in dollars and as a percentage of total revenue for the periods indicated:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2002	2001	2002

Revenue:
Income recognized on finance receivables	93.8%	96.6%	96.5%	96.4%
Commissions	0.7%	3.4%	0.2%	3.3%
Net gain on cash sales of defaulted consumer receivables	5.5%	0.0%	3.3%	0.3%

Total revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Compensation	49.8%	36.2%	47.2%	39.1%
Legal, accounting and outside fees and services	11.4%	14.4%	10.9%	13.5%
Communications	5.9%	3.5%	5.0%	3.7%
Rent and occupancy	2.3%	1.4%	2.2%	1.4%
Other operating expenses	4.0%	2.1%	3.7%	2.5%
Depreciation	2.1%	1.6%	2.1%	1.7%

Total operating expenses	75.5%	59.2%	71.1%	61.9%

Income from operations	24.5%	40.8%	28.9%	38.1%
Interest income	0.2%	0.0%	0.3%	0.0%
Interest expense	8.2%	7.0%	9.3%	5.4%

Net income before extraordinary loss	16.5%	33.8%	19.9%	32.7%
Extraordinary loss	2.8%	0.0%	1.0%	0.0%

Net income	13.7%	33.8%	18.9%	32.7%

Pro forma net income	8.5%	20.7%	11.8%	20.0%

(1)	During the periods presented the Company was structured as a limited liability company. As a limited liability company the Company was not subject to Federal or state corporate income taxes. For comparison purposes, the Company has presented pro forma net income, which reflects income taxes assuming the Company had been a corporation since the time of its formation and assuming tax rates equal to the rates that would have been in effect had the Company been required to report tax expense in such years.

Three Months Ended September 30, 2002 Compared To Three Months Ended September 30, 2001

Revenue

     Total revenue was $15.2 million for the three months ended September 30, 2002, an increase of $6.9 million or 83.1% compared to total revenue of $8.3 million for the three months ended September 30, 2001.

Income Recognized on Finance Receivables

Income recognized on finance receivables was $14.7 million for the three months ended September 30, 2002, an increase of $7.0 million or 90.9% compared to income recognized on finance receivables of $7.7 million for the three months ended September 30, 2001. The majority of the increase was due to an increase in the Company’s cash collections on its owned defaulted consumer receivables to $20.7 million from $14.3 million, an increase of 44.8%. In the second half of 2001 and continuing into 2002, the Company has experienced an acceleration of the increase in our collector productivity resulting in an accelerating out performance in cash collections compared to projections. This out performance has led to lower amortization rates as our projected multiple of cash collections to purchase price has increased. The Company’s amortization rate on owned portfolio for the three months ended September 30, 2001 was 46.8% while for the three months ended September 30, 2002 it was 29.0%. During the three months ended September 30, 2002, the Company acquired defaulted consumer receivables portfolios with an aggregate face value amount of $342.1 million at a cost of $10.1 million. During the three months ended September 30, 2001, the Company acquired defaulted consumer receivable portfolios with an aggregate face value of $549.6 million at a cost of $15.0 million (inclusive of purchases subsequently sold; please see Net gain on cash sales of defaulted consumer receivables). The Company’s relative cost of acquiring defaulted consumer receivable portfolios increased from 2.72% of face value for the three months ended September 30, 2001 to 2.95% of face value for the three months ended September 30, 2002.

Commissions

     Commissions paid to the Company as a result of our contingent fee collection activities were $521,000 for the three months ended September 30, 2002, an increase of $466,000 or 847.3% compared to commissions of $55,000 for the three months ended September 30, 2001. Commissions increased as business volume increased substantially in the Company’s contingent fee collection business as a result of increased account placements and collections.

Net gain on cash sales of defaulted consumer receivables

     Net gain on cash sales of defaulted consumer receivables were $0 for the three months ended September 30, 2002, a decrease of $459,000 compared to net gain on cash sales of defaulted consumer receivables of $459,000 for the three months ended September 30, 2001. During September 2001, the Company completed a back to back purchase-sale transaction of $4.4 million gross including a net gain on the sale of $0.4 million. The Company purchased the accounts for $4.0 million and immediately transferred them to the buying entity.

Operating Expenses

     Total operating expenses were $9.0 million for the three months ended September 30, 2002, an increase of $2.8 million or 45.2% compared to total operating expenses of $6.2 million for the three months ended September 30, 2001. Total operating expenses, including compensation expenses, were 43.5% of cash collections for the three months ended September 30, 2002 compared with 43.4% for the same period in 2001.

Compensation

     Compensation expenses were $5.5 million for the three months ended September 30, 2002, an increase of $1.4 million or 34.1% compared to compensation expenses of $4.1 million for the three months ended September 30, 2001. Compensation expenses increased as total employees grew to 568 at September 30, 2002 from 481 at September 30, 2001. Compensation expenses as a percentage of cash collections decreased to 26.6% for the three months ended September 30, 2002 from 28.7% of cash collections for the same period in 2001.

Legal, Accounting and Outside Fees and Services

     Legal, accounting and outside fees and services expenses were $2.2 million for the three months ended September 30, 2002, an increase of $1.3 million or 144.4% compared to legal, accounting and outside fees and services expenses of $0.9 million for the three months ended September 30, 2001. The increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth the Company experienced in its portfolio of defaulted consumer receivables, and a portfolio management strategy shift implemented in mid 2002. This strategy resulted in the Company referring to the legal suit process previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations.

Communications

     Communications expenses were $540,000 for the three months ended September 30, 2002, an increase of $54,000 or 11.1% compared to communications expenses of $486,000 for the three months ended September 30, 2001. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 53.5% of this increase, while the remaining 46.5% is attributable to higher telephone expenses.

Rent and Occupancy

     Rent and occupancy expenses were $209,000 for the three months ended September 30, 2002, an increase of $18,000 or 9.4% compared to rent and occupancy expenses of $191,000 for the three months ended September 30, 2001. The increase was attributable to increased leased space related to a storage facility, an off-site administrative and mail handling site and contractual increases in annual rental rates. The new storage facility accounted for $1,800 of the increase and the administrative/mail site accounted for $5,400 of the increase. The remaining increase was attributable to contractual increases in annual rental rates.

Other Operating Expenses

     Other operating expenses were $324,000 for the three months ended September 30, 2002, a decrease of $10,000 or 3.0% compared to other operating expenses of $334,000 for the three months ended September 30, 2001. The decrease was due to changes in taxes, fees and licenses, travel and meals and miscellaneous expenses. Taxes, fees and licenses were increased by $19,000, travel and meals increased by $20,000 and miscellaneous expenses decreased by $49,000.

Depreciation

     Depreciation expenses were $243,000 for the three months ended September 30, 2002, an increase of $68,000 or 38.9% compared to depreciation expenses of $175,000 for the three months ended September 30, 2001. The increase was attributable to continued capital expenditures on equipment, software and computers related to our continued growth.

Interest Income

     Interest income was $0 for the three months ended September 30, 2002, a decrease of $15,000 compared to interest income of $15,000 for the three months ended September 30, 2001. This decrease is the result of the termination of the bank account sweep.

Interest Expense

     Interest expense was $1.1 million for the three months ended September 30, 2002, an increase of $0.4 million or 57.1% compared to interest expense of $0.7 million for the three months ended September 30, 2001. This increase is primarily the result of the termination of the interest rate swap agreement for a payment of $542,000 in September 2002.

Nine Months Ended September 30, 2002 Compared To Nine Months Ended September 30, 2001

Revenue

     Total revenue was $40.2 million for the nine months ended September 30, 2002, an increase of $17.2 million or 74.8% compared to total revenue of $23.0 million for the nine months ended September 30, 2001.

Income Recognized on Finance Receivables

Income recognized on finance receivables was $38.7 million for the nine months ended September 30, 2002, an increase of $16.6 million or 75.1% compared to income recognized on finance receivables of $22.1 million for the nine months ended September 30, 2001. The majority of the increase was due to an increase in the Company’s cash collections on its owned defaulted consumer receivables to $57.9 million from $38.0 million, an increase of 52.4%. In the second half of 2001 and continuing into 2002, the Company has experienced an acceleration of the increase in our collector productivity resulting in an accelerating out performance in cash collections compared to projections. This out performance has led to lower amortization rates as our projected multiple of cash collections to purchase price has increased. The Company’s amortization rate on owned portfolio for the nine months ended September 30, 2001 was 41.7% while for the nine months ended September 30, 2002 it was 33.1%. During the nine months ended September 30, 2002, the Company acquired defaulted consumer receivables portfolios with an aggregate face value amount of $930.1 million at a cost of $26.4 million. During the nine months ended September 30, 2001, the Company acquired defaulted consumer receivable portfolios with an aggregate face value of $1,340.2 million at a cost of $27.2 million (inclusive of purchases subsequently sold; please see Net gain on cash sales of defaulted consumer receivables). The Company’s relative cost of acquiring defaulted consumer receivable portfolios increased from 2.02% of face value for the nine months ended September 30, 2001 to 2.83% of face value for the nine months ended September 30, 2002 due to a modest shift in its account buying to include more “fresh”, relatively higher priced accounts.

Commissions

     Commissions paid to the Company as a result of our contingent fee collection activities were $1.3 million for the nine months ended September 30, 2002, an increase of $1.3 million or more than twentyfold compared to commissions of $55,000 for the nine months ended September 30, 2001. This increase is a result of the commencement of the Company’s contingent fee collection operations in March 2001 and its subsequent growth during late 2001 and 2002.

Net gain on cash sales of defaulted consumer receivables

     Net gain on cash sales of defaulted consumer receivables were $100,000 for the nine months ended September 30, 2002, a decrease of $655,000 or 86.8% compared to net gain on cash sales of defaulted consumer receivables of $755,000 for the nine months ended September 30, 2001. The majority of this change is due to a back to back purchase-sale transaction of $4.4 million gross including a net gain on the sale of $0.4 million during September 2001. The Company purchased the accounts for $4.0 million and immediately transferred them to the buying entity. The remaining change is the result of eleven small sales in 2001 versus one sale in 2002.

Operating Expenses

     Total operating expenses were $24.9 million for the nine months ended September 30, 2002, an increase of $8.6 million or 52.8% compared to total operating expenses of $16.3 million for the nine months ended September 30, 2001. Total operating expenses, including compensation expenses, were 43.0% of cash collections for the nine months ended September 30, 2002 compared with 42.9% for the same period in 2001.

Compensation

     Compensation expenses were $15.7 million for the nine months ended September 30, 2002, an increase of $4.9 million or 45.4% compared to compensation expenses of $10.8 million for the nine months ended September 30, 2001. Compensation expenses increased as total employees grew to 568 at September 30, 2002 from 481 at September 30, 2001. Compensation expenses as a percentage of cash collections decreased to 27.1% for the nine months ended September 30, 2002 from 28.4% of cash collections for the same period in 2001.

Legal, Accounting and Outside Fees and Services

     Legal, accounting and outside fees and services expenses were $5.4 million for the nine months ended September 30, 2002, an increase of $2.9 million or 116.0% compared to legal, accounting and outside fees and services expenses of $2.5 million for the nine months ended September 30, 2001. The increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth the Company experienced in its portfolio of defaulted consumer receivables, and a portfolio management strategy shift implemented in mid 2002. This strategy resulted in the Company referring to the legal suit process previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations.

Communications

     Communications expenses were $1.5 million for the nine months ended September 30, 2002, an increase of $0.3 million or 25.0% compared to communications expenses of $1.2 million for the nine months ended September 30, 2001. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 68.9% of this increase, while the remaining 31.1% is attributable to higher telephone expenses.

Rent and Occupancy

     Rent and occupancy expenses were $571,000 for the nine months ended September 30, 2002, an increase of $66,000 or 13.1% compared to rent and occupancy expenses of $505,000 for the nine months ended September 30, 2001. The increase was attributable to increased leased space related to storage facilities and the administrative/mail site and contractual increases in annual rental rates. The new storage facility accounted for $1,800 of the increase and the administrative/mail site accounted for $5,400 of the increase. The remaining increase was attributable to contractual increases in annual rental rates.

Other Operating Expenses

     Other operating expenses were $1.0 million for the nine months ended September 30, 2002, an increase of $0.2 million or 25.0% compared to other operating expenses of $0.8 million for the nine months ended September 30, 2001. The increase was due to increases in taxes, fees and licenses, travel and meals and miscellaneous expenses. Taxes, fees and licenses were responsible for $62,000 of this increase, travel and meals were responsible for $68,000 of this increase and miscellaneous expenses were responsible for the remaining $70,000 of this increase.

Depreciation

     Depreciation expenses were $676,000 for the nine months ended September 30, 2002, an increase of $190,000 or 39.1% compared to depreciation expenses of $486,000 for the nine months ended September 30, 2001. The increase was attributable to continued capital expenditures on equipment, software, and computers related to our continued growth.

Interest Income

     Interest income was $2,000 for the nine months ended September 30, 2002, a decrease of $59,000 or 96.7% compared to interest income of $61,000 for the nine months ended September 30, 2001. This decrease is the result of the termination of the bank account sweep.

Interest Expense

     Interest expense was $2.2 million for the nine months ended September 30, 2002, an increase of $0.1 million or 4.8% compared to interest expense of $2.1 million for the nine months ended September 30, 2001. This increase occurred mainly as a result of the termination of the swap agreement for a payment of $542,000.

Supplemental Performance Data

Owned Portfolio Performance:

The following table groups our portfolio buying activity by year, showing the purchase price, actual cash collections and estimated remaining cash collections as of September 30, 2002.

Cash Collections Per Purchase Period
Annual Analysis

$ in thousands	(as of 9/30/2002)

Purchase	Purchase Price	Cash	Estimated	Total	Forecast
Period	(000’s omitted)	Collections	Remaining	Forecast	Collections to
		(000's omitted)	Collections	Collections	Purchase Price

1996	$3,080	$8,495	$302	$8,797	285.62%
1997	$7,685	$19,605	$1,878	$21,483	279.56%
1998	$11,122	$25,387	$4,329	$29,716	267.17%
1999	$18,910	$38,454	$14,594	$53,048	280.53%
2000	$25,051	$41,921	$30,895	$72,816	290.67%
2001	$33,252	$40,693	$59,868	$100,561	302.42%
2002	$26,559	$8,248	$65,953	$74,201	279.38%
Total	$125,659	$182,803	$177,819	$360,622	286.99%

When the Company acquires a new pool of finance receivables, a sixty to seventy-two month projection of cash collections is created. The following chart shows the Company’s actual cash collections in relation to the aggregate of those original cash collection projections made at time of each respective pool purchase. Results are shown through September 30, 2002

Actual Cash Collections vs. Original Projections

The chart above includes cash collections from all sources, includes sales of finance receivables.

Owned Portfolio Personnel Performance:

The Company measures the productivity of each collector each month, breaking results into groups of similarly tenured collectors. The following three tables display various productivity measures tracked by the Company.

Headcount by Tenure
Collector FTE at:	12/31/99	12/31/00	12/31/01	9/30/02

One year + [1]	44	109	151	187
Less than one year [2]	158	180	218	187
Total [2]	202	289	369	374

1   Calculated based on actual employees (collector headcount) with one year of service or more

2   Calculated using total hours paid to produce a full time equivalent “FTE”

Cash Collections by Tenure[1]
Average performance YTD	12/31/99	12/31/00	12/31/01	9/30/02

One year + [2]	$12,906	$14,081	$15,205	$17,187
Less than one year [3]	7,153	7,482	7,740	9,130

1   Cash collection numbers include only accounts assigned to collectors. Significant cash collections do occur on “unassigned” accounts.

2   Calculated using YTD average monthly cash collections of all collectors with one year or more of tenure.

3   Calculated using YTD weighted average monthly cash collections of all collectors with less than one year of tenure.

YTD Cash Collections Per Hour Paid[1]
Average performance YTD	12/31/99	12/31/00	12/31/01	9/30/02

Total cash collections	$53.41	$64.37	$77.20	$97.45
Non-legal cash collections	$47.81	$53.31	$66.87	$80.24

1   Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

Liquidity and Capital Resources

Cash collections have substantially exceeded revenue in each quarter since our formation, as shown in the following table. Our resulting strong cash flow has permitted us to acquire most new portfolios since October 2001 without any incremental borrowings. The following chart illustrates the consistent excess of our cash collections on our owned portfolios over the income recognized on finance receivables on a quarterly basis.

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Balance at beginning of period	$43,918,789	$51,055,102	$41,124,377	$47,986,744
Acquisitions of finance receivables, net of buybacks	14,900,844	10,082,048	27,337,115	26,314,185
Cash collections applied to principal (1)	(6,550,153)	(6,004,628)	(15,844,710)	(19,167,807)
Cost of finance receivables sold, net of allowance for returns	(4,078,934)	—	(4,426,237)	(600)

Balance at end of period	$48,190,546	$55,132,522	$48,190,545	$55,132,522

(1)	Cash collections applied to principal consists of cash collections less income recognized on finance receivables.

The following tables categorize our owned portfolios as of September 30, 2002 into the major asset types and account types represented, respectively:

	No. of		Face Value of Defaulted		Finance Receivables, net as of
Asset Type	Accounts	%	Consumer Receivables	%	September 30, 2002%

Visa/MasterCard/Discover	836,435	49.4%	$3,003,258,923	66.6%	$33,072,821	60.0%
Consumer Finance	261,879	15.4%	552,315,332	12.2%	4,311,574	7.8%
Private Label Credit Cards	588,059	34.7%	928,788,938	20.6%	17,748,126	32.2%
Auto Deficiency	8,642	0.5%	27,553,883	0.6%	1	0.0%

Total:	1,695,015	100.0%	$4,511,917,076	100.0%	$55,132,522	100.0%

					Finance Receivables, net as of
Account Type	No. of Accounts	%	Charged-Off Amount	%	September 30, 2002%

Fresh	117,216	7.0%	$443,363,175	9.8%	$8,553,514	15.5%
Primary	361,561	21.3%	1,220,923,057	27.1%	14,938,119	27.2%
Secondary	727,659	42.9%	1,653,808,716	36.7%	26,264,039	47.6%
Tertiary	310,646	18.3%	637,947,647	14.1%	3,719,354	6.7%
Other	177,933	10.5%	555,874,482	12.3%	1,657,496	3.0%

Total:	1,695,015	100.0%	$4,511,917,076	100.0%	$55,132,522	100.0%

     The Company’s operating activities provided cash of $4.0 million and $14.6 million for the nine months ended September 30, 2001 and 2002, respectively. In each of these periods, cash from operations was generated primarily from net income earned through cash collections, commissions received and gains on cash sales of defaulted consumer receivables for the period, which increased to $13.1 million for the nine months ended September 30, 2002 from $4.3 million for the nine months ended September 30, 2001.

     The Company’s investing activities used cash of $6.9 million and $8.0 million for the nine months ended September 30, 2001 and 2002, respectively. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, net of cash collections applied to the cost of the receivables.

     The Company’s financing activities generated cash of $4.5 million and used cash of $5.4 million for the nine months ended September 30, 2001 and 2002, respectively. The cash generated in 2001 was the result of borrowing against existing lines of credit. The Company made no borrowings during the nine months ended September 30, 2002 against its revolving line of credit. Cash used in financing activities is primarily driven by distributions of capital and payments on long term debt and capital lease obligations.

     Cash paid for interest expense was $2.3 million and $2.1 million for the nine months ended September 30, 2001 and 2002, respectively. The majority of interest expenses were paid for lines of credit used to finance acquisitions of defaulted consumer receivable portfolios and the termination of the swap agreement in the third quarter.

     PRA III, LLC, the Company’s wholly owned subsidiary, historically maintained a $40.0 million revolving line of credit with Westside Funding Corporation (“Westside”) pursuant to an agreement entered into on September 18, 2001. PRA, as well as PRA Receivables Management LLC (d/b/a Anchor Receivables Management), PRA II, LLC and PRA Holding I, LLC (all of which are wholly-owned subsidiaries of the Company) are guarantors to this agreement. The credit facility bears interest at a spread over LIBOR and extends through September 15, 2005. The agreement provides for:

•	restrictions on monthly borrowings in excess of $4 million per month and quarterly borrowings in excess of $10 million;

•	a maximum leverage ratio of not greater than 4.0 to 1.0 and net income per year of at least $0.01, calculated on a consolidated basis;

•	a restriction on distributions in excess of 75% of the Company’s net income for any year;

•	compliance with certain special purpose vehicle and corporate separateness covenants; and

•	restrictions on change of control.

     Upon completion of the IPO, the Company paid off the outstanding amount under this facility of $29.0 million, with proceeds from this offering. The Company has reached an agreement in principle with its lender to modify the terms of the loan agreement in keeping with the Company’s reduced borrowing needs as a result of the IPO. Modifications include a reduction in the facility size from $40 million to $25 million, a $75,000 modification fee, a reduction in the borrowing spread, a reduction in certain monthly fees, the addition of the Company as a guarantor, the deletion of PRA II, LLC as a guarantor, and an increase in the facility’s non-use fee when the amount outstanding under the facility is less than $10 million.

     In addition, PRA AG Funding, LLC, the Company’s wholly owned subsidiary, maintains a $2.5 million revolving line of credit, pursuant to an agreement entered into with RBC Centura Bank on June 30, 2002. The credit facility bears interest at a spread over LIBOR and extends through July 2003. The agreement provides:

•	that the Company maintain a current ratio of 1.6 to 1.0 (the current ratio being defined to include finance receivables as a current asset and to include the credit facility with Westside as a current liability);

•	that the Company maintain a debt to tangible net worth ratio of not more than 1.5 to 1.0;

•	for a minimum balance sheet cash position at month end of $2 million; and

•	a restriction on distributions by the Company to 75% of net income.

     This $2.5 million facility had no amounts outstanding at September 30, 2002.

     As of September 30, 2002 there are three additional loans outstanding. On July 20, 2000, PRA Holding I, LLC, the Company’s wholly owned subsidiary, entered into a credit facility with Bank of America, N.A., for a $550,000 loan, for the purpose of purchasing a building in Hutchinson, Kansas. The loan bears interest at a variable rate based on LIBOR and consists of monthly principal payments for 60 months and a final installment of unpaid principal and accrued interest payable on July 21, 2005. On February 9, 2001, the Company entered into a commercial loan agreement with Bank of America, N.A. in the amount of $107,000 in order to purchase equipment for its Norfolk, Virginia location. This loan bears interest at a fixed rate of 7.9% and matures on February 1, 2006. On February 20, 2002, PRA Holding I, LLC entered into an additional arrangement with Bank of America, N.A. for a $500,000 commercial loan in order to finance construction of a parking lot at our Norfolk, Virginia location. This loan bears interest at a fixed rate of 6.47% and matures on September 1, 2007.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS Nos. 141 and 142 changed the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used in all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. Second, SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. As we had no recorded goodwill, these pronouncements had no impact on us. Any future acquisitions will be accounted for in accordance with the new standards.

     In June 2001, the FSAB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of liability initially measured at fair value. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, though early adoption is encouraged. The application of this statement is not expected to have a material impact on our financial statements.

In July 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”. SFAS No. 144 applies to all long-lived assets including discontinued operations, and amends Accounting Principles Board Opinion No. 30, “Reporting the Effect of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value, less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and its provisions are expected to be applied prospectively. The application of this statement is not expected to have a material impact on our financial statements.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and eliminates extraordinary gain and loss treatment for the early extinguishment of debt. This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for fiscal years beginning after May 15, 2002. We will adopt SFAS 145 for the year ending December 31, 2002. The application of this statement is not expected to have a material impact on our financial statements other than the elimination of the extraordinary loss treatment for the debt extinguishment in 2001.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The application of this statement is not expected to have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company’s exposure to market risk relates to interest rate risk with its variable rate credit line. The Company terminated its only derivative financial instrument to manage or reduce market risk in September 2002. As of September 30, 2002, the Company had variable rate debt outstanding of $25.0 million on its revolving credit line. The Company also had variable rate debt outstanding on its long-term debt collateralized by the Kansas real estate. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.

Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to material information relating to the Company required to be included in the Company’s Exchange Act reports.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Upon completion of the IPO, the Company received proceeds of $41.95 million (net of underwriting discounts, but before offering expenses) on November 14, 2002. The Company immediately used the proceeds to pay off the outstanding amount of the revolving line of credit with West LB. The amount of the payoff was $29.0 million. This amount included the outstanding balance at September 30, 2002 and an additional draw against the line of credit in October 2002. In addition, the Company utilized the proceeds to offset expenses incurred in direct connection of the IPO. The majority of these expenses, which accounted for 94.4%, were legal fees, accounting fees, printing fees, D&O insurance premium, and NASDAQ filing fees. The total of these expenses incurred as of December 12, 2002 is $1,527,008. Also, the Company used $1,872,115 to facilitate portfolio acquisitions during November 2002.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10.16	Office Lease, dated November 13, 2002, by and between NetCenter Partners, LLC and Portfolio Recovery Associates, LLC
99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.
None.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)

Date: December 16, 2002	By: /s/ Steven D. Fredrickson Steven D. Fredrickson Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: December 16, 2002	By: /s/ Kevin P. Stevenson Kevin P. Stevenson Chief Financial Officer, Senior Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Steven D. Fredrickson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PORTFOLIO RECOVERY ASSOCIATES, INC.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	By: /s/ Steven D. Fredrickson Steven D. Fredrickson Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

I, Kevin P. Stevenson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PORTFOLIO RECOVERY ASSOCIATES, INC.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	By: /s/ Kevin P. Stevenson Kevin P. Stevenson Chief Financial Officer, Senior Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)