Form 10-K
period 2002-12-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2003-03-17
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______
Commission File Number: 000-50058

Portfolio Recovery Associates, Inc.
———————
(Exact name of registrant as specified in its charter)

Delaware	75-3078675
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
120 Corporate Boulevard, Norfolk, Virginia	23502
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (888) 772-7326

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $0.01 par value per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X      NO ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    X

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 2003 was $93,734,200.

     The number of shares of the registrant’s Common Stock outstanding as of March 10, 2002 was 13,550,000.

     Documents incorporated by reference: Portions of the Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company (as hereinafter defined) to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

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

     •     the degree and nature of the Company’s competition; and

     •     the risk factors listed from time to time in the Company’s filings with the Securities and Exchange Commission.

PART I

Item 1. Business.

General

     Portfolio Recovery Associates, Inc., together with its subsidiaries (collectively, the “Company”), is a full-service provider of outsourced receivables management. The Company purchases, collects and manages portfolios of defaulted consumer receivables. Defaulted consumer receivables are the unpaid obligations of individuals to credit originators, including banks, credit unions, consumer and auto finance companies, retail merchants and other providers of goods and services. The defaulted consumer receivables the Company collects are in substantially all cases either purchased from the credit originator or are collected on behalf of clients on a commission fee basis.

     The Company uses the following terminology throughout its reports. “Cash Receipts” refers to all collections of cash, regardless of the source. “Cash Collections” refers to collections on the Company’s owned portfolios only, exclusive of commission income and sales of finance receivables. “Cash Sales of Finance Receivables” refers to the sales of the Company’s owned portfolios. “Commissions” refers to fee income generated from the Company’s wholly-owned contingent fee subsidiary. Prior to the Company’s initial public offering on November 8, 2002, the Company was organized as a limited liability company with all income taxes charged to the partners of the partnership. Pro forma adjustments have been made to show the impact of corporate taxes for all periods prior to the Company’s conversion to a corporation.

     The Company specializes in receivables that have been charged-off by the credit originator. Since the credit originator has unsuccessfully attempted to collect these receivables, the Company is able to purchase them at a substantial discount to their face value. Through December 31, 2002, the Company acquired 335 portfolios with a face value of $5.55 billion for $142.8 million, or 2.57% of face value, represented in more than 2.6 million customer accounts. The success of the Company depends on its ability to purchase portfolios of defaulted consumer receivables at appropriate valuations and to collect on those receivables effectively and efficiently. To date, the Company has consistently been able to collect at a rate of 2.5 to 3.0 times its purchase price for defaulted consumer receivables portfolios, as measured over a five-year period, which has enabled the Company to generate increasing profits and positive cash flow.

     The Company has achieved strong financial results since its formation, with cash collections growing from $5.0 million in 1997 to $79.3 million in 2002. Total revenue has grown from $2.8 million in 1997 to $55.8 million in 2002, a compound annual growth rate of 82%. Similarly, pro forma net income has grown from $130,000 in 1997 to $11.4 million in 2002. Excluding the impact of proceeds from occasional portfolio sales, cash collections have increased every quarter since the Company’s formation.

     The Company was initially formed as Portfolio Recovery Associates, L.L.C., a Delaware limited liability company, on March 20, 1996, by four members of senior management that continue to lead it. Prior to the formation of the Company, members of the management team played key roles in the development of a defaulted consumer receivables acquisition and divestiture operation for Household Recovery Services, a subsidiary of Household International. In connection with an initial public offering, which commenced on November 8, 2002, all of the membership units of Portfolio Recovery Associates, L.L.C. were exchanged, simultaneously with the effectiveness of the Company’s registration statement, for a single class of the common stock of Portfolio Recovery Associates, Inc., a new Delaware corporation formed on August 7, 2002. Accordingly, the members of Portfolio Recovery Associates, L.L.C. became the common stockholders of Portfolio Recovery Associates, Inc., which became the parent company of Portfolio Recovery Associates, L.L.C. and its subsidiaries.

     Due to this reorganization, all shares of common stock received in exchange for the membership interests of Portfolio Recovery Associates, L.L.C. and not registered in the Company’s initial public offering are deemed to have a new “holding period” for purposes of Rule 144 under the Securities Act of 1933, as amended, and therefore may not be sold before November 6, 2003 unless registered under the Securities Act of 1933, as amended, or sold under an available exemption from registration, as in an organized stock offering.

Competitive Strengths

Complete Outsourced Solution for Credit Originators

     The Company offers credit originators a complete outsourced solution to address their defaulted consumer receivables. Depending on a credit originator’s timing and needs, the Company can either purchase from the credit originator their defaulted consumer receivables, providing immediate cash to the credit originator, or service those receivables on their behalf for a commission fee based on a percentage of its collections. Furthermore, the Company can purchase or service receivables throughout the entire delinquency cycle, from receivables that have only been processed for collection internally by the credit originator to receivables that have been subject to multiple external collection efforts. This flexibility helps the Company meet the needs of credit originators and allows it to become a trusted resource. Furthermore, the Company’s strength across multiple transaction and asset types provides the opportunity to cross-sell its services to credit originators, building on successful engagements.

Disciplined and Proprietary Underwriting Process

     One of the key components of the Company’s growth has been its ability to price portfolio acquisitions at levels that have generated profitable returns on investment. To date, the Company has consistently been able to collect at a rate of 2.5 to 3.0 times its purchase price for defaulted consumer receivables portfolios, as measured over a five-year period, which has enabled the Company to generate increasing profits and cash flow. In order to price portfolios and forecast the targeted collection results for a portfolio, the Company uses two separate statistical models developed internally that are often supplemented with on-site due diligence of the credit originator’s collection process and loan files. As the Company collects on its portfolios, the results are input back into the models in an ongoing process which the Company believes increases their accuracy. Through December 31, 2002 the Company’s management team has acquired 335 portfolios with a face value of more than $5.55 billion.

Ability to Hire, Develop and Retain Productive Collectors

     In an industry characterized by high turnover, the Company’s ability to hire, develop and retain effective collectors is a key to its continued growth and profitability. The Company has found that tenure is a primary driver of its collector effectiveness. The Company offers its collectors a competitive wage with the opportunity to receive unlimited incentive compensation based on performance, as well as an attractive benefits package, a comfortable working environment and the ability to work on a flexible schedule. The Company has a comprehensive six week training program for most new employees and provides continuing advanced classes conducted in its four training centers. Recognizing the demands of the job, the Company’s management has endeavored to create a professional and supportive environment for collectors. Furthermore, several large military bases and several telemarketing, customer service and reservation phone centers are located near the Company’s headquarters and regional offices in Virginia, providing access to a large pool of trained personnel. The Company has also found the Hutchinson, Kansas area to provide a sufficient potential workforce of trained personnel.

Established Systems and Infrastructure

     The Company has devoted significant effort to developing its systems, including statistical models, databases and reporting packages, to optimize its portfolio purchases and collection efforts. In addition, the Company’s technology infrastructure is flexible, secure, reliable and redundant to ensure the protection of its sensitive data and to ensure minimal exposure to systems failure or unauthorized access. The Company believes that its systems and infrastructure give it meaningful advantages over its competitors. The Company has developed financial models and systems for pricing portfolio acquisitions, managing the collections process and monitoring operating results. The Company performs a static pool analysis monthly on each of its portfolios, inputting actual results back into its acquisition models, to enhance their accuracy. The Company monitors collection results continuously, seeking to identify and resolve negative trends immediately. The Company’s comprehensive management reporting package is designed to fully inform the Company’s management team so that it may make timely operating decisions. This combination of hardware, software and proprietary modeling and systems has been developed by the Company’s management team through years of experience in this industry and the Company believes provides it with an important competitive advantage from the acquisition process all the way through collection operations.

Strong Relationships with Major Credit Originators

     The Company has done business with most of the top 25 consumer lenders in the United States. The Company maintains an extensive marketing effort and its senior management team is in contact with known and prospective credit originators. The Company believes that it has earned a reputation as a reliable purchaser of defaulted consumer receivables portfolios and as responsible collectors. Further, from the perspective of the selling credit originator, the failure to close on a negotiated sale of a portfolio consumes valuable time and expense and can have an adverse effect on pricing when the portfolio is re-marketed. The Company has never failed to close on a transaction. Similarly, if a credit originator sells a portfolio to a group that violates industry standard collecting practices, it can taint the reputation of the credit originator. The Company goes to great lengths to collect from consumers in a responsible, professional and lawful manner. The Company believes its strong relationships with major credit originators provide it with access to quality opportunities for portfolio purchases and contingent fee collection placements.

Experienced Management Team

     The Company has an experienced management team with considerable expertise in the accounts receivable management industry. The Company was formed in March 1996 by four members of senior management that continue to lead it. Prior to the Company’s formation, the founders played key roles in the development and management of a consumer receivables acquisition and divestiture operation of Household Recovery Services, a subsidiary of Household International. As the Company has grown, its founders have expanded the management team with a group of successful, seasoned executives.

Risks Related to the Company’s Business

     To the extent not described elsewhere in this Annual Report, the following are risks related to the Company’s business.

The Company may not be able to collect sufficient amounts on its defaulted consumer receivables to fund its operations

     The Company’s business consists of acquiring and servicing receivables that consumers have failed to pay and that the credit originator has deemed uncollectible and has charged-off. The credit originators generally make numerous attempts to recover on their defaulted consumer receivables, often using a combination of in-house recovery efforts and third-party collection agencies. These defaulted consumer receivables are difficult to collect and the Company may not collect a sufficient amount to cover its investment associated with purchasing the defaulted consumer receivables and the costs of running its business.

The Company’s contingent fee collections operations have a limited operating history

     The Company’s contingent fee collections operations commenced in March 2001. These operations are in the early stages of development. Accordingly, these operations have a very limited operating history and their prospects must be considered in light of the risks and uncertainties facing early-stage companies. As of December 31, 2002, the Company has entered into contingent fee collection arrangements with 9 credit originators. Although the Company is currently generating positive operating income for its contingent fee collections operations, the Company’s limited operating history makes prediction of future results difficult.

The Company may not be able to purchase defaulted consumer receivables at appropriate prices, and a decrease in its ability to purchase portfolios of receivables could adversely affect its ability to generate revenue

     If one or more credit originators stops selling defaulted receivables to the Company and it is otherwise unable to purchase defaulted receivables from credit originators at appropriate prices, the Company could lose a potential source of income and its business may be harmed.

     The availability of receivables portfolios at prices which generate an appropriate return on the Company’s investment depends on a number of factors both within and outside of its control, including the following:

     •     the continuation of current growth trends in the levels of consumer obligations;

     •     sales of receivables portfolios by credit originators; and

     •     competitive factors affecting potential purchasers and credit originators of receivables.

     Because of the length of time involved in collecting defaulted consumer receivables on acquired portfolios and the volatility in the timing of the Company’s collections, the Company may not be able to identify trends and make changes in its purchasing strategies in a timely manner.

     The Company is currently party to one “forward flow contract.” A forward flow contract is an arrangement in which the Company agrees to purchase defaulted consumer receivables based on specific parameters from a third-party supplier on a periodic basis at a set price over a specified time period. To the extent that the Company is unable to renew or replace the purchased volume represented by its forward flow contract once it expires, it could lose a potential source of income and its business may be harmed.

The Company experiences high employee turnover rates and it may not be able to hire and retain enough sufficiently trained employees to support its operations

     The accounts receivables management industry is very labor intensive and, similar to other companies in the Company’s industry, the Company typically experiences a high rate of employee turnover. The Company’s annual turnover rate, excluding those employees that do not complete its six week training program, was 34%. The Company competes for qualified personnel with companies in its industry and in other industries. The Company’s growth requires that it continually hire and train new collectors. A higher turnover rate among its collectors will increase the Company’s recruiting and training costs and limit the number of experienced collection personnel available to service its defaulted consumer receivables. If this were to occur, the Company would not be able to service its defaulted consumer receivables effectively and this would reduce its ability to continue its growth and operate profitability.

The Company serves markets that are highly competitive, and it may be unable to compete with businesses that may have greater resources than it has

     The Company faces competition in both of the markets it serves — owned portfolio and contingent fee accounts receivable management — from new and existing providers of outsourced receivables management services, including other purchasers of defaulted consumer receivables portfolios, third-party contingent fee collection agencies and credit originators that manage their own defaulted consumer receivables rather than outsourcing them. The accounts receivable management industry is highly fragmented and competitive, consisting of approximately 6,000 consumer and commercial agencies, most of which compete in the contingent fee business.

     The Company faces bidding competition in its acquisition of defaulted consumer receivables and in its placement of contingent fee receivables, and the Company also competes on the basis of reputation, industry experience and performance. Some of the Company’s current competitors and possible new competitors may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories and more established relationships in its industry than it currently has. In the future, the Company may not have the resources or ability to compete successfully. As there are few significant barriers for entry to new providers of contingent fee receivables management services, there can be no assurance that additional competitors with greater resources than the Company’s will not enter its market. Moreover, there can be no assurance that the Company’s existing or potential clients will continue to outsource their defaulted consumer receivables at recent levels or at all, or that it may continue to offer competitive bids for defaulted consumer receivables portfolios. If the Company is unable to develop and expand its business or adapt to changing market needs as well as its current or future competitors are able to do, the Company may experience reduced access to defaulted consumer receivables portfolios at appropriate prices and reduced profitability.

The Company may not be successful at acquiring receivables of new asset types or in implementing a new pricing structure

     The Company may pursue the acquisition of receivables portfolios of asset types in which it has little current experience. The Company may not be successful in completing any acquisitions of receivables of these asset types and its limited experience in these asset types may impair its ability to collect on these receivables. This may cause the Company to pay too much for these receivables and consequently it may not generate a profit from these receivables portfolio acquisitions.

     In addition, the Company may in the future provide a service to clients in which clients will place defaulted consumer receivables with it for a specific period of time for a flat fee. This fee may be based on the number of collectors assigned to the collection of these receivables, the amount of receivables placed or other bases. The Company may not be successful in determining and implementing the appropriate pricing for this pricing structure, which may cause it to be unable to generate a profit from this business.

The Company’s collections may decrease if bankruptcy filings increase

     During times of economic recession, the amount of defaulted consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings a debtor’s assets are sold to repay credit originators, but since the defaulted consumer receivables the Company services are generally unsecured it often would not be able to collect on those receivables. The Company cannot insure that its collection experience would not decline with an increase in bankruptcy filings. If the Company’s actual collection experience with respect to a defaulted consumer receivables portfolio is significantly lower than it projected when it purchased the portfolio, the Company’s financial condition and results of operations could deteriorate.

The Company may make acquisitions that prove unsuccessful or strain or divert its resources

     The Company intends to consider acquisitions of other companies in its industry that could complement its business, including the acquisition of entities offering greater access and expertise in other asset types and markets that the Company does not currently serve. The Company has little experience in completing acquisitions of other businesses, and it may not be able to successfully complete an acquisition. If the Company does acquire other businesses, it may not be able to successfully integrate these businesses with its own and the Company may be unable to maintain its standards, controls and policies. Further, acquisitions may place additional constraints on the Company’s resources by diverting the attention of its management from other business concerns. Through acquisitions, the Company may enter markets in which it has no or limited experience. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities, the incurrence of additional debt and amortization of expenses related intangible assets, all of which could reduce the Company’s profitability and harm its business.

The Company may not be able to continually replace its defaulted consumer receivables with additional receivables portfolios sufficient to operate efficiently and profitably

     To operate profitably, the Company must continually acquire and service a sufficient amount of defaulted consumer receivables to generate revenue that exceeds its expenses. Fixed costs such as salaries and lease or other facility costs constitute a significant portion of the Company’s overhead and, if it does not continually replace the defaulted consumer receivables portfolios the Company services with additional portfolios, it may have to reduce the number of its collection personnel. The Company would then have to rehire collection staff as it obtains additional defaulted consumer receivables portfolios. These practices could lead to:

     •     low employee morale;

     •     fewer experienced employees;

     •     higher training costs;

     •     disruptions in the Company’s operations;

     •     loss of efficiency; and

     •     excess costs associated with unused space in the Company’s facilities.

     Furthermore, heightened regulation of the credit card and consumer lending industry may result in decreased availability of credit to consumers, potentially leading to a future reduction in defaulted consumer receivables available for purchase from credit originators. The Company cannot predict how its ability to identify and purchase receivables and the quality of those receivables would be affected if there is a shift in consumer lending practices, whether caused by changes in the regulations or accounting practices applicable to credit originators, a sustained economic downturn or otherwise.

The Company may not be able to manage its growth effectively

     The Company has expanded significantly since its formation and intends to maintain its growth focus. However, the Company’s growth will place additional demands on its resources and the Company cannot insure that it will be able to manage its growth effectively. In order to successfully manage its growth, the Company may need to:

     •     expand and enhance its administrative infrastructure;

     •     continue to improve its management, financial and information systems and controls; and

     •     recruit, train, manage and retain its employees effectively.

     Continued growth could place a strain on the Company’s management, operations and financial resources. The Company cannot insure that its infrastructure, facilities and personnel will be adequate to support its future operations or to effectively adapt to future growth. If the Company cannot manage its growth effectively, its results of operations may be adversely affected.

The Company’s operations could suffer from telecommunications or technology downtime or increased costs

     The Company’s success depends in large part on sophisticated telecommunications and computer systems. The temporary or permanent loss of its computer and telecommunications equipment and software systems, through casualty or operating malfunction, could disrupt the Company’s operations. In the normal course of its business, the Company must record and process significant amounts of data quickly and accurately to access, maintain and expand the databases it uses for its collection activities. Any failure of the Company’s information systems or software and its backup systems would interrupt its business operations and harm its business. The Company’s headquarters is located in a region that is susceptible to hurricane damage, which may increase the risk of disruption of information systems and telephone service for sustained periods.

     Further, the Company’s business depends heavily on services provided by various local and long distance telephone companies. A significant increase in telephone service costs or any significant interruption in telephone services could reduce its profitability or disrupt its operations and harm the Company’s business.

The Company may not be able to successfully anticipate, manage or adopt technological advances within its industry

     The Company’s business relies on computer and telecommunications technologies and its ability to integrate these technologies into its business is essential to the Company’s competitive position and its success. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles. The Company may not be successful in anticipating, managing or adopting technological changes on a timely basis.

     While the Company believes that its existing information systems are sufficient to meet its current demands and continued expansion, the Company’s future growth may require additional investment in these systems. The Company depends on having the capital resources necessary to invest in new technologies to acquire and service defaulted consumer receivables. The Company cannot insure that adequate capital resources will be available to it at the appropriate time.

The Company’s senior management team is important to its continued success and the loss of one or more members of senior management could negatively affect the Company’s operations

     The loss of the services of one or more of the Company’s executive officers or key employees could disrupt its operations. The Company has employment agreements with Steve Fredrickson, its president, chief executive officer and chairman of its board of directors, Kevin Stevenson, the Company’s senior vice president and chief financial officer, and most of its other senior executives. The current agreements contain non-compete provisions that survive termination of employment. However, these agreements do not and will not assure the continued services of these officers and the Company cannot insure that the non-compete provisions will be enforceable. The Company’s success depends on the continued service and performance of its executive officers, and it cannot guarantee that it will be able to retain those individuals. The loss of the services of Mr. Fredrickson, Mr. Stevenson or one or more of the Company’s other executive officers could seriously impair its ability to continue to acquire or collect on defaulted consumer receivables and to manage and expand its business. The Company maintains key man life insurance on Steve Fredrickson.

The Company’s ability to recover and enforce its defaulted consumer receivables may be limited under federal and state laws

     Federal and state laws may limit the Company’s ability to recover and enforce its defaulted consumer receivables regardless of any act or omission on its part. Some laws and regulations applicable to credit card issuers may preclude the Company from collecting on defaulted consumer receivables it purchases if the credit card issuer previously failed to comply with applicable law in generating or servicing those receivables. Collection laws and regulations also directly apply to the Company’s business. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on consumer credit card receivables. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect the Company’s ability to collect on its defaulted consumer receivables and may harm its business. In addition, federal and state governmental bodies are considering, and may consider in the future, other legislative proposals that would regulate the collection of the Company’s defaulted consumer receivables. Although the Company cannot predict if or how any future legislation would impact its business, its failure to comply with any current or future laws or regulations applicable to it could limit its ability to collect on its defaulted consumer receivables, which could reduce its profitability and harm the Company’s business.

The Company utilizes the interest method of revenue recognition for determining its income recognized on finance receivables, which is based on an analysis of projected cash flows that may prove to be less than anticipated and could lead to reductions in future revenues or impairment charges

     The Company utilizes the interest method to determine income recognized on finance receivables. Under this method, each static pool of receivables it acquires is modeled upon its projected cash flows. A yield is then established which, when applied to the outstanding balance of the receivables, results in the recognition of income at a constant yield relative to the remaining balance in the pool of defaulted consumer receivables. Each static pool is analyzed monthly to assess the actual performance compared to that expected by the model. If differences are noted, the yield is adjusted prospectively to reflect the revised estimate of cash flows. If the accuracy of the modeling process deteriorates or there is a decline in anticipated cash flows, the Company would suffer reductions in future revenues or a decline in the carrying value of its receivables portfolios, which in either case would result in lower earnings in future periods and could negatively impact the Company’s stock price.

Portfolio Acquisitions

     The Company’s portfolio of defaulted consumer receivables includes a diverse set of accounts that can be segmented by asset type, age and size of account, level of previous collection efforts and geography. To identify attractive buying opportunities, the Company maintains an extensive marketing effort with its senior officers contacting known and prospective sellers of defaulted consumer receivables. The Company acquires receivables of Visa®, MasterCard® and Discover® credit cards, private label credit cards, installment loans, lines of credit, deficiency balances of various types and legal judgments, all from a variety of credit originators. These credit originators include major banks, credit unions, consumer finance companies, telecommunication providers, retailers and auto finance companies. In addition, the Company exhibits at trade shows, advertises in a variety of trade publications and attends industry events in an effort to develop account purchase opportunities. The Company also maintains active relationships with brokers of defaulted consumer receivables. The following chart categorizes the Company’s owned portfolios as of December 31, 2002 into the major asset types represented.

					Finance Receivables,
	No. of		Face Value of Defaulted		net as of December
Asset Type	Accounts	%	Consumer Receivables	%	31, 2002%

Visa/MasterCard/Discover	868,959	32.6%	$3,140,122,704	56.6%	$32,911,594	50.2%
Consumer Finance	1,076,659	40.4%	1,186,944,601	21.4%	9,154,398	14.0%
Private Label Credit Cards	702,381	26.3%	1,122,659,206	20.2%	22,681,763	34.6%
Auto Deficiency	18,287	0.7%	98,866,285	1.8%	778,479	1.2%

Total:	2,666,286	100.0%	$5,548,592,794	100.0%	$65,526,235	100.0%

     The Company has acquired portfolios at various price levels, depending on the age of the portfolio, its geographic distribution, its historical experience with a certain asset type or credit originator and similar factors. A typical defaulted consumer receivables portfolio ranges from $5.0 to $75.0 million in face value and contains defaulted consumer receivables from diverse geographic locations with average initial individual account balances of $1,000 to $7,000.

     The age of a defaulted consumer receivables portfolio (i.e., the time since an account has been charged-off) is an important factor in determining the maximum price at which the Company will purchase a receivables portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price that the Company will purchase the portfolio. This relationship is due to the fact that older receivables typically are more difficult to collect. The accounts receivables management industry places receivables into categories depending on the number of collection agencies that have previously attempted to collect on the receivables. Fresh accounts are typically past due 120 to 270 days and charged-off by the credit originator that are either being sold prior to any post-charge-off collection activity or are placed with a third-party for the first time. These accounts typically sell for the highest purchase price. Primary accounts are typically 180 to 270 days post charge-off, have been previously placed with one contingent fee servicer and receive a lower purchase price. Secondary and tertiary accounts are typically more than 360 days post charge-off, have been placed with two or three contingent fee servicers and receive even lower purchase prices. As shown in the following chart, as of December 31, 2002 a majority of the Company’s portfolios are secondary and tertiary accounts but it purchases or services accounts at any point in the delinquency cycle.

					Finance
					Receivables, net as
			Face Value of Defaulted		of December 31,
Account Type	No. of Accounts	%	Consumer Receivables	%	2002	%

Fresh	125,334	4.7%	$482,372,393	8.7%	$8,505,604	13.0%
Primary	362,305	13.6%	1,228,555,774	22.2%	13,868,505	21.2%
Secondary	868,600	32.6%	1,949,463,232	35.1%	31,928,808	48.7%
Tertiary	1,135,607	42.6%	1,344,470,937	24.2%	9,442,092	14.4%
Other	174,440	6.5%	543,730,458	9.8%	1,781,226	2.7%

Total:	2,666,286	100.0%	$5,548,592,794	100.0%	$65,526,235	100.0%

     The Company also reviews the geographic distribution of accounts within a portfolio because it has found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into the Company’s maximum purchase price equation. As the following chart illustrates, as of December 31, 2002 the Company’s overall portfolio of defaulted consumer receivables is generally balanced geographically.

			Face Value of Defaulted Consumer
Geographic Distribution	No. of Accounts	%	Receivables	%

Texas	746,268	28%	$817,252,771	15%
California	249,829	9%	639,184,340	12%
Florida	173,812	7%	509,814,038	9%
New York	138,594	5%	423,135,068	8%
Pennsylvania	79,442	3%	218,309,123	4%
North Carolina	61,110	2%	170,641,356	3%
New Jersey	55,549	2%	166,061,713	3%
Ohio	63,540	2%	155,754,996	3%
Illinois	62,075	2%	154,816,464	3%
Massachusetts	57,390	2%	154,409,991	3%
Georgia	52,576	2%	144,716,634	3%
Michigan	52,185	2%	132,209,937	2%
Missouri	97,919	4%	110,170,292	2%
South Carolina	30,770	1%	107,342,003	2%
Maryland	32,719	1%	94,795,337	2%
Tennessee	37,700	1%	93,426,154	2%
Virginia	35,692	1%	92,996,056	2%
Arizona	32,423	1%	87,799,793	2%
Other	606,693	23%	1,275,756,729	23% (1)

Total:	2,666,286	100%	$5,548,592,794	100%

(1)	Each state included in “Other” represents under 2% of the face value of total defaulted consumer receivables.

Purchasing Process

     The Company acquires portfolios from credit originators through both an auction and a negotiated sale process. In an auction process, the credit originator will assemble a portfolio of receivables and seek purchase prices from specifically invited potential purchasers. In a privately negotiated sale process, the credit originator will contact known, reputable purchasers directly and negotiate the terms of sale. On a limited basis, the Company also acquires accounts in forward flow contracts. The Company currently has one such contract. Under a forward flow contract, the Company agrees to purchase defaulted consumer receivables from a credit originator on a periodic basis, at a set percentage of face value of the receivables over a specified time period. These agreements typically have a provision requiring that the attributes of the receivables to be sold will not significantly change each month and that the credit originator’s efforts to collect these receivables will not change. If this provision is not provided for, the contract will allow for the early termination of the forward flow contract by the purchaser. Forward flow contracts are a consistent source of defaulted consumer receivables for accounts receivables management providers and provide the credit originators with a reliable source of revenue and a professional resolution of defaulted consumer receivables.

     In a typical sale transaction, a credit originator distributes a computer disk or data tape containing 10 to 15 basic data fields on each receivables account in the portfolio offered for sale. Such fields typically include the consumer’s name, address, outstanding balance, date of charge-off, date of last payment and the date the account was opened. The Company performs its initial due diligence on the portfolio by electronically cross-checking the data fields on the computer disk or data tape against the accounts in its owned portfolios and against national demographic and credit databases. The Company compiles a variety of portfolio level reports examining all demographic data available.

     In order to determine a maximum purchase price for a portfolio, the Company uses computer models developed internally that often are supplemented with on-site due diligence of the credit originator’s collection operation and/or a review of their loan origination files, collection notes and work processes. The Company analyzes the portfolio using its proprietary multiple regression model, which analyzes the broad characteristics of the portfolio by comparing it to portfolios the Company has previously acquired to determine collectibility at fixed periods in the future. In addition, the Company analyzes the portfolio using an adjustment model, which uses an appropriate cash flow model depending upon whether it is a purchase of fresh, primary, secondary or tertiary accounts. Then, adjustments can be made to the cash flow model to compensate for demographic attributes supported by detailed analysis of demographic data. This process yields the Company’s quantitative purchasing analysis used to help price transactions and prioritize collection work efforts subsequent to purchase. With respect to prospective forward flow contracts and other long-term relationships, in addition to the procedures outlined above, the Company may obtain a representative test portfolio to evaluate and compare the characteristics of the portfolio to the assumptions the Company developed in its purchasing analysis.

     The Company’s due diligence and portfolio review results in a comprehensive analysis of the proposed portfolio. This analysis compares defaulted consumer receivables in the prospective portfolio with the Company’s collection history in similar portfolios. The Company then summarizes all anticipated cash collections and associated direct expenses and project a collectibility value expressed both in dollars and liquidation percentage and a detailed expense projection over the portfolio’s estimated five-year economic life. The Company uses the total projected collectibility value to determine an appropriate purchase price.

     The Company maintains detailed static pool analysis on each portfolio that it has acquired, capturing all demographic data and revenue and expense items for further analysis. The Company uses the static pool analysis to refine the underwriting models that it uses to price future portfolio purchases. The results of the static pool analysis are input back into the Company’s models, increasing the accuracy of the models as the data set increases with every portfolio purchase and each day’s collection efforts.

     The quantitative and qualitative data derived in the Company’s due diligence is evaluated together with its knowledge of the current defaulted consumer receivables market and any subjective factors that management may know about the portfolio or the credit originator. A portfolio acquisition approval memorandum is prepared for each prospective portfolio before a purchase price is submitted to a credit originator. This approval memorandum, which outlines the portfolio’s anticipated collectibility and purchase structure, is distributed to members of the Company’s investment committee. The approval by the committee sets a maximum purchase price for the portfolio.

     Once a portfolio purchase has been approved by the Company’s investment committee and the terms of the sale have been agreed to with the credit originator, the acquisition is documented in an agreement that contains customary terms and conditions. Provisions are incorporated for bankrupt, disputed, fraudulent or deceased accounts and typically, the credit originator either agrees to repurchase these accounts or replace them with acceptable replacement accounts within certain time frames.

Collection Operations

     The Company’s work flow management system places, recalls and prioritizes accounts in collectors’ work queues, based on the Company’s analyses of its accounts and other demographic, credit and prior work collection attributes. The Company uses this process to focus its work effort on those consumers most likely to pay on their accounts and to rotate to other collectors the non-paying accounts from which other collectors have been unsuccessful in receiving payment. The majority of the Company’s collections occur as a result of telephone contact with consumers.

     The collectibility forecast for a newly acquired portfolio will determine collection strategy. For example, the Company will obtain credit reports for the most collectible accounts and those accounts will be sent immediately to collectors’ work queues. Less collectible accounts will be set aside as house accounts to be collected using a predictive dialer or other passive, low cost methods.

     When a collector establishes contact with a consumer, the account information is placed automatically in the collector’s work queue. The Company’s computer system allows each collector to view all the scanned documents relating to the consumer’s account, which typically includes the original account application and payment checks. A typical collector work queue may include 650 to 1,000 accounts, depending on the skill level of the collector. The work queue is depleted and replenished automatically by the Company’s computerized work flow system.

     On the initial contact call, the consumer is given a standardized presentation regarding the benefits of resolving his or her account with the Company. Emphasis is placed on determining the reason for the consumer’s default in order to better assess the consumer’s situation and create a plan for repayment. The collector is incentivized to have the consumer pay the full balance of the account. If the collector cannot obtain payment of the full balance, the collector will suggest a three to four month payment plan or a reduced lump-sum settlement. If the consumer elects to utilize an installment plan, the Company has developed a system to make monthly withdrawals from a consumer’s bank account. Furthermore, the Company will settle the consumer’s obligations for less than the full balance, and each collector is authorized to make settlements above a threshold percentage or with the authorization of senior management.

     If a collector is unable to establish contact with a consumer based on information received, the collector must undertake skip tracing procedures to develop important account information. Skip tracing is the process of developing new phone, address, job or asset information on a consumer. Each collector does his or her own skip tracing using a number of computer applications available at his or her workstation, as well as a series of automated skip tracing procedures implemented by the Company on a regular basis.

     Accounts for which the consumer is not cooperative and for which the Company can establish a garnishable job or attachable asset are reviewed for legal action. Depending on the balance of the defaulted consumer receivable and the applicable state collection laws, the Company determines whether to commence legal action to collect on the receivable. The legal process can take an extended period of time, but it also generates cash collections that likely would not have been realized otherwise.

     The Company’s legal recovery department oversees and coordinates an independent nationwide collections attorney network which is responsible for the preparation and filing of judicial collection proceedings in multiple jurisdictions, determining the suit criteria, coordinating sales of property and instituting wage garnishments to satisfy judgments. This network consists of approximately 70 independent law firms who work on a contingent fee basis. The Company’s legal department also processes proofs of claims for recovery on receivables which are included in consumer bankruptcies filed under Chapter 13 of the U.S. Bankruptcy Code, and submits claims against estates in cases involving deceased debtors having assets at the time of death. Legal cash collections currently constitute approximately 20% of the Company’s total collections. As the Company’s portfolio matures, a larger number of accounts will be directed to its legal recovery department for judicial collection; consequently, the Company anticipates that legal cash collections will grow commensurately and comprise a larger percentage of its total cash collections.

Contingent Fee Collections Operations

     In order to provide credit originators with alternative collection solutions and to capitalize on common competencies between a contingent fee collections operation and an acquired receivables portfolio business, the Company commenced its third-party contingent fee collections operations in March 2001. In a contingent fee arrangement, clients typically place defaulted receivables with an outsourced provider once they have been deemed non-collectible. The clients then pay the third-party agency a commission fee based upon the amount actually collected from the consumer. A contingent fee placement of defaulted consumer receivables is usually for a fixed time frame, typically four to six months, or as long as nine months or more if there have been previous collection efforts. At the end of this fixed period, the third-party agency will return the uncollected defaulted consumer receivables to the client, which may then place the defaulted consumer receivables with another collection agency or sell the portfolio receivables.

     The determination of the commission fee to be paid for third-party collections is generally based upon the potential collectibility of the defaulted consumer receivables being assigned for placement. For example, if there has been no prior third-party collection activity with respect to the defaulted consumer receivables, the commission fee would be lower than if there had been one or more previous collection agencies attempting to collect on the receivables. The earlier the placement of defaulted consumer receivables in the collection process, the higher the probability of receiving a cash collection and, therefore, the lower the cost to collect and the lower the commission fee. Other factors, such as the location of the consumers, the size of the defaulted consumer receivables and the clients’ collection procedures and work standards also contribute to establishing a commission fee.

     Once a defaulted consumer receivable has been placed with the Company, the collection process operates in a slightly different manner than with its portfolio acquisition business. Servicing time limitations imposed by the Company’s clients requires a greater emphasis on immediate settlements and larger down payments, compared to much longer term repayment plans common with the Company’s owned portfolios of defaulted consumer receivables. In addition, work standards are often dictated by the Company’s clients. While the Company’s contingent fee collections operations utilize their own collectors and collection system, the Company has been able to leverage the portfolio acquisition business’ infrastructure, existing facilities and skill set of its management team to provide support for this business operation. The leveraged competencies of the portfolio acquisition business include its sophisticated technology systems and training techniques.

Competition

     The Company faces competition in both of the markets it serves — owned portfolio and contingent fee accounts receivable management — from new and existing providers of outsourced receivables management services, including other purchasers of defaulted consumer receivables portfolios, third-party contingent fee collection agencies and credit originators that manage their own defaulted consumer receivables rather than outsourcing them. The accounts receivable management industry (owned portfolio and contingent fee) is highly fragmented and competitive, consisting of approximately 6,000 consumer and commercial agencies. The Company estimates that more than 90% of these agencies compete in the contingent fee market. There are few significant barriers for entry to new providers of contingent fee receivables management services and, consequently, the number of agencies serving the contingent fee market may continue to grow. Greater capital needs and the need for portfolio evaluation expertise sufficient to price portfolios effectively constitute significant barriers for entry to new providers of owned portfolio receivables management services.

     The Company faces bidding competition in its acquisition of defaulted consumer receivables and in obtaining placement of contingent fee receivables. The Company also competes on the basis of reputation, industry experience and performance. Among the positive factors which the Company believes influence its ability to compete effectively in this market are its ability to bid on portfolios at appropriate prices, its reputation from previous transactions regarding its ability to close transactions in a timely fashion, its relationships with originators of defaulted consumer receivables, its team of well-trained collectors who provide quality customer service and compliance with applicable collections laws, its ability to collect on various asset types and its ability to provide both purchased and contingent fee solutions to credit originators. Among the negative factors which the Company believes could influence its ability to compete effectively in this market are that some of its current competitors and possible new competitors may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories and more established relationships in its industry than the Company currently has.

Information Technology

Technology Operating Systems and Server Platform

     The scalability of the Company’s systems provides it with a technology system that is flexible, secure, reliable and redundant to ensure the protection of its sensitive data. The Company utilizes Intel-based servers running industry standard open systems coupled with Microsoft Windows 2000 and NT Server operating systems. In addition, the Company utilizes a blend of purchased and proprietary software systems tailored to the needs of its business. These systems are designed to eliminate inefficiencies in the Company’s collections, continue to meet business objectives in a changing environment and meet compliance obligations with regulatory entities. The Company believes that its combination of purchased and proprietary software packages provide collections automation that is superior to its competitors.

Network Technology

     To provide delivery of the Company’s applications, it utilizes Intel-based workstations across its entire business operations. The environment is configured to provide speeds of 100 megabytes to the desktops of its collections and administration staff. The Company’s one gigabyte server network architecture supports high-speed data transport. The Company’s network system is designed to be scalable and meet expansion and inter-building bandwidth and quality of service demands.

Database Systems

     The ability to access and utilize data is essential to the Company being able to operate nationwide in a cost-effective manner. The Company’s centralized computer-based information systems support the core processing functions of its business under a set of integrated databases and are designed to be both replicable and scalable to accommodate its internal growth. This integrated approach helps to assure that consistent sources are processed efficiently. The Company uses these systems for portfolio and client management, skip tracing, check taking, financial and management accounting, reporting, and planning and analysis. The systems also support the Company’s consumers, including on-line access to account information, account status and payment entry. The Company uses a combination of Microsoft, Oracle and Cache database software to manage its portfolios, financial, customer and sales data, and the Company believes these systems will be sufficient for its needs for the foreseeable future. The Company’s contingent fee collections operations database incorporates an integrated and proprietary predictive dialing platform used with its predictive dialer discussed below.

Redundancy, System Backup, Security and Disaster Recovery

     The Company’s data centers provide the infrastructure for innovative collection services and uninterrupted support of hardware and server management, server co-location and an all-inclusive server administration for its business. The Company believes its facilities and operations include sufficient redundancy, file back-up and security to ensure minimal exposure to systems failure or unauthorized access. The preparations in this area include the use of call centers in Virginia and in Kansas in order to help provide redundancy for data and processes should one site be completely disabled. The Company has a comprehensive disaster recovery plan covering its business that is tested on a periodic basis. The combination of the Company’s locally distributed call control systems provides enterprise-wide call and data distribution between its call centers for efficient portfolio collection and business operations. In addition to real-time replication of data between the sites, incremental backups of both software and databases are performed on a daily basis and a full system backup is performed weekly. Backup data tapes are stored at an offsite location along with copies of schedules and production control procedures, procedures for recovery using an off-site data center, documentation and other critical information necessary for recovery and continued operation. The Company’s Virginia headquarters has two separate power and telecommunications feeds, uninterruptible power supply and a diesel-generator power plant, that provide a level of redundancy should a power outage or interruption occur. The Company also employs rigorous physical and electronic security to protect its data. The Company’s call centers have restricted card key access and appropriate additional physical security measures. Electronic protections include data encryption, firewalls and multi-level access controls.

Plasma Displays for Real Time Data Utilization

     The Company utilizes plasma displays at its main facility to aid in recovery of portfolios. The displays provide real-time business-critical information to the Company’s collection personnel for efficient collection efforts such as telephone, production, employee status, goal trending, training and corporate information.

Dialer Technology

     The Noble Systems Predictive Dialer ensures that the Company’s collection staff focuses on certain defaulted consumer receivables according to the Company’s specifications. The Company’s predictive dialer takes account of all campaign and dialing parameters and is able to constantly adjust its dialing pace to match changes in campaign conditions and provide the lowest possible wait times.

Employees

     The Company employed 581 persons on a full-time basis, including 425 collectors on its owned portfolios and an additional 47 collectors working in its contingent fee collections operations, as of December 31, 2002. None of the Company’s employees are represented by a union or covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Hiring

     The Company recognizes that its collectors are critical to the success of its business as a majority of the Company’s collection efforts occur as a result of telephone contact with consumers. The Company has found that the tenure and productivity of its collectors are directly related. Therefore, attracting, hiring, training, retaining and motivating its collection personnel is a major focus for the Company. The Company pays its collectors competitive wages and offers employees a full benefits program which includes comprehensive medical coverage, short and long term disability, life insurance, dental and vision coverage, an employee assistance program, supplemental indemnity, cancer, hospitalization, accident insurance, a flexible spending account and a matching 401(k) program. In addition to a base wage, the Company provides collectors with the opportunity to receive unlimited compensation through an incentive compensation program that pays bonuses above a set monthly base, based upon each collector’s collection results. This program is designed to ensure that employees are paid based not only on performance, but also on consistency. The Company believes that these practices have enabled it to achieve an annual post-training turnover rate of 34%.

     A large number of telemarketing, customer-service and reservation phone centers are located near the Company’s Virginia headquarters. The Company believes that it offers a higher base wage than many local employers and therefore has access to a large number of trained personnel. In addition, there are approximately 100,000 active-duty military personnel in the area. The Company employs numerous military spouses and retirees and find them to be excellent employees. The Company has also found the Hutchinson, Kansas area to provide a large potential workforce of trained personnel.

Training

     The Company provides a comprehensive six-week training program for all new owned portfolio collectors. The first three weeks of the training program is comprised of lectures to learn collection techniques, state and federal collection laws, systems, negotiation skills, skip tracing and telephone use. These sessions are then followed by an additional three weeks of practical experience conducting live calls with additional managerial supervision in order to provide employees with confidence and guidance while still contributing to the Company’s profitability. Each trainee must successfully pass a comprehensive examination before being assigned to the collection floor. In addition, the Company conducts continuing advanced classes in its four training centers. The Company’s technology and systems allow it to monitor individual employees and then offer additional training in areas of deficiency to increase productivity. In addition to the Company’s in-house training, many of its collectors have taken certification courses offered through the American Collectors Association.

Legal

Legal Recovery Department

     An important component of the Company’s collections effort involves its legal recovery department and the judicial collection of accounts of customers who have the ability, but not the willingness, to resolve their obligations. The Company’s legal recovery department oversees and coordinates an independent nationwide attorney network which is responsible for the preparation and filing of judicial collection proceedings in multiple jurisdictions, determining the suit criteria, coordinating sales of property and instituting wage garnishments to satisfy judgments. This nationwide collections attorney network consists of approximately 70 independent law firms. The Company’s legal recovery department also submits claims against estates in cases involving deceased debtors having assets at the time of death, and processes proofs of claims for recovery on accounts which are included in consumer bankruptcies filed under Chapter 13 of the U.S. Bankruptcy Code. Recent proposed amendments to federal bankruptcy laws, if passed, will very likely have an impact upon the Company’s operations. The amendments, which, among other things, establish income criteria for the filing of a Chapter 7 bankruptcy petition, are expected to cause more debtors to file bankruptcy petitions under Chapter 13, rather than Chapter 7 of the U.S. Bankruptcy Code. Consequently, the Company expects that fewer debtors will be able to have their obligations completely discharged in Chapter 7 bankruptcy actions, and will instead enter into the payment plans required by Chapter 13. The Company expects that this will enable it to generate recoveries from a larger number of bankrupt debtors through the filing of proofs of claims with bankruptcy trustees.

Corporate Legal Department

     The Company’s corporate legal department manages general corporate legal matters, including litigation management, contract and document preparation and review, regulatory and statutory compliance, obtaining and maintaining multi-state licensing, bonding and insurance, and dispute and complaint resolution. As a part of its compliance functions, the Company’s corporate legal department also assists with training the Company’s staff. The Company provides employees with extensive training on the Fair Debt Collection Practices Act and other relevant laws and regulations. The Company’s corporate legal department distributes guidelines and procedures for collection personnel to follow when communicating with a customer, customer’s agents, attorneys and other parties during its recovery efforts. In addition, the Company’s corporate legal department regularly researches, and provides collection personnel and the training department with summaries and updates of changes in federal and state statutes and relevant case law, so that they are aware of new laws and judicial interpretations of applicable requirements and laws when tracing or collecting an account.

Regulation

     Federal and state statutes establish specific guidelines and procedures which debt collectors must follow when collecting consumer accounts. It is the Company’s policy to comply with the provisions of all applicable federal laws and comparable state statutes in all of its recovery activities, even in circumstances in which it may not be specifically subject to these laws. The Company’s failure to comply with these laws could have a material adverse effect on it in the event and to the extent that they apply to some or all of the Company’s recovery activities. Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors, and the relationship between customers and credit card issuers. Significant federal laws and regulations applicable to the Company’s business as a debt collector include the following:

     •     Fair Debt Collection Practices Act. This act imposes certain obligations and restrictions on the practices of debt collectors, including specific restrictions regarding communications with consumer customers, including the time, place and manner of the communications. This act also gives consumers certain rights, including the right to dispute the validity of their obligations.

     •     Fair Credit Reporting Act. This act places certain requirements on credit information providers regarding verification of the accuracy of information provided to credit reporting agencies and investigating consumer disputes concerning the accuracy of such information. The Company provides information concerning its accounts to the three major credit reporting agencies, and it is the Company’s practice to correctly report this information and to investigate credit reporting disputes.

     •     Gramm-Leach-Bliley Act. This act requires that certain financial institutions, including collection agencies, develop policies to protect the privacy of consumers’ private financial information and provide notices to consumers advising them of their privacy policies. This act also requires that if private personal information concerning a consumer is shared with another unrelated institution, the consumer must be given an opportunity to opt out of having such information shared. Since the Company does not share consumer information with non-related entities, except as required by law, or except as needed to collect on the receivables, its consumers are not entitled to any opt-out rights under this act. This act is enforced by the Federal Trade Commission, which has retained exclusive jurisdiction over its enforcement, and does not afford a private cause of action to consumers who may wish to pursue legal action against a financial institution for violations of this act.

     •     Electronic Funds Transfer Act. This act regulates the use of the Automated Clearing House (“ACH”) system to make electronic funds transfers. All ACH transactions must comply with the rules of the National Automated Check Clearing House Association (“NACHA”) and Uniform Commercial Code § 3-402. This act, the NACHA regulations and the Uniform Commercial Code give the consumer, among other things, certain privacy rights with respect to the transactions, the right to stop payments on a pre-approved fund transfer, and the right to receive certain documentation of the transaction. This act also gives consumers a right to sue institutions which cause financial damages as a result of their failure to comply with its provisions.

     •     Telephone Consumer Protection Act. In the process of collecting accounts, the Company uses automated predictive dialers to place calls to consumers. This act and similar state laws place certain restrictions on telemarketers and users of automated dialing equipment who place telephone calls to consumers.

     •     U.S. Bankruptcy Code. In order to prevent any collection activity with bankrupt debtors by creditors and collection agencies, the U.S. Bankruptcy Code provides for an automatic stay, which prohibits certain contacts with consumers after the filing of bankruptcy petitions.

     Additionally, there are in some states statutes and regulations comparable to and in some cases more stringent than the above federal laws, and specific licensing requirements which affect the Company’s operations. State laws may also limit credit account interest rates and the fees, as well as limit the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts.

     Although the Company is not a credit originator, some of these laws directed toward credit originators may occasionally affect its operations because its receivables were originated through credit transactions, such as the following laws, which apply principally to credit originators:

     •     Truth in Lending Act;

     •     Fair Credit Billing Act; and

     •     Equal Credit Opportunity Act.

     Federal laws which regulate credit originators require, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods, and balance calculation methods associated with their credit card accounts. Consumers are entitled under current laws to have payments and credits applied to their accounts promptly, to receive prescribed notices, and to require billing errors to be resolved promptly. Some laws prohibit discriminatory practices in connection with the extension of credit. Federal statutes further provide that, in some cases, consumers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card. These laws, among others, may give consumers a legal cause of action against the Company, or may limit the Company’s ability to recover amounts owing with respect to the receivables, whether or not it committed any wrongful act or omission in connection with the account. If the credit originator fails to comply with applicable statutes, rules and regulations, it could create claims and rights for consumers that could reduce or eliminate their obligations to repay the account, and have a possible material adverse effect on the Company. Accordingly, when the Company acquires defaulted consumer receivables, it contractually requires credit originators to indemnify it against any losses caused by their failure to comply with applicable statutes, rules and regulations relating to the receivables before they are sold to the Company.

     The U.S. Congress and several states are currently in the process of enacting legislation concerning identity theft. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and recovery on consumer credit card or installment accounts. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect the Company’s ability to recover the receivables. In addition, the Company’s failure to comply with these requirements could adversely affect its ability to enforce the receivables.

     The Company cannot insure that some of the receivables were not established as a result of identity theft or unauthorized use of a credit card and, accordingly, the Company could not recover the amount of the defaulted consumer receivables. As a purchaser of defaulted consumer receivables, the Company may acquire receivables subject to legitimate defenses on the part of the consumer. The Company’s account purchase contracts allow it to return to the credit originators certain defaulted consumer receivables that may not be collectible, due to these and other circumstances. Upon return, the credit originators are required to replace the receivables with similar receivables or repurchase the receivables. These provisions limit to some extent the Company’s losses on such accounts.

Item 2. Properties.

     The Company’s principal executive offices and primary operations facility are located in approximately 40,000 square feet of leased space in Norfolk, Virginia and the Company rents two administrative facilities in Virginia Beach, Virginia that are each approximately 2,500 square feet. The Company’s Norfolk and Virginia Beach, Virginia facilities can currently accommodate approximately 550 employees. The Company owns a two-acre parcel of land across from its headquarters which it developed into a parking lot for use by its employees. In addition, the Company owns an approximately 15,000 square foot facility in Hutchinson, Kansas that can currently accommodate approximately 100 employees. The Company has also leased an additional facility located in approximately 21,000 square feet of leased space in Hampton, Virginia to accommodate approximately 285 additional employees. This new office opened with approximately 65 collectors (72 employees) on March 3, 2003. About one-half of those employees transferred from the Company’s Norfolk office. The Company does not consider any specific leased or owned facility to be material to its operations. The Company believes that equally suitable alternative facilities are available in all areas where it currently does business.

Item 3. Legal Proceedings.

     From time to time, the Company is involved in various legal proceedings which are incidental to the ordinary course of its business. The Company regularly initiates lawsuits against consumers and is occasionally countersued by them in such actions. Also, consumers occasionally initiate litigation against the Company, in which they allege that it has violated a state or federal law in the process of collecting on their account. The Company does not believe that these routine matters represent a substantial volume of its accounts or that, individually or in the aggregate, they are material to its business or financial condition.

     The Company is not a party to any material legal proceedings and it is unaware of any contemplated material actions against it.

Item 4. Submission of Matters to a Vote of Securityholders.

     No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock

     The Company’s common stock (“Common Stock”) began trading on the Nasdaq National Market under the symbol “PRAA” on November 8, 2002. The following table sets forth the high and low sales price for the Common Stock for the fourth quarter of 2002 from November 8, 2002.

	High	Low
2002
Fourth Quarter (from November 8, 2002)	$20.50	$14.75

     As of March 3, 2003, there were approximately 16 holders of record of the Common Stock. Based on information provided by the Company’s transfer agent and registrar, the Company believes that there are approximately 2,300 beneficial owners of the Common Stock.

Restricted Shares and Shares Subject to Lock-up

     Approximately 9,035,000 shares of common stock of the Company are “restricted,” shares, which means they were not subject to a registration statement filed with the Securities and Exchange Commission. The holders of 8,985,000 of these shares agreed to a 180-day “lock-up” with respect to such shares. The “lock-up” period with respect to these shares expires on May 6, 2003; however, notwithstanding the expiration of the 180-day “lock-up” period, none of these restricted shares may be sold until they have been registered under the Securities Act or under an available exemption from registration, such as provided by Rule 144 promulgated under the Securities Act. In connection with the reorganization of the Company from a limited liability company, the one-year holding period required for Rule 144 will not expire until November 6, 2003

Dividend Policy

     The Company’s board of directors sets its dividend policy. The Company currently intends to retain all available funds and any future earnings for use in the operation and expansion of its business, but the Company may determine in the future to declare or pay cash dividends on its common stock. Any future determination as to the declaration and payment of dividends will be at the discretion of the Company’s board of directors and will depend on then existing conditions, including the Company’s financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that the Company’s board of directors may consider relevant.

Use of Proceeds of Initial Public Offering

     The effective date of the Company’s registration statement (Registration No. 333- 99225) filed on Form S-1 relating to its initial public offering of Common Stock was November 6, 2002. In its initial public offering, the Company sold 3,470,000 shares of Common Stock at a price of $13.00 per share and PRA Investments, L.L.C., the selling stockholder, sold 1,015,000 shares of Common Stock at a price of $13.00 per share. The Company’s initial public offering was managed on behalf of the underwriters by William Blair & Company and U.S. Bancorp Piper Jaffray. The offering commenced on November 8, 2002 and closed on November 14, 2002. Gross proceeds to the Company from its initial public offering totaled $45.1 million. Underwriting discounts of $3.2 million were charged to the Company and deducted from the net proceeds remitted to the Company. None of the expenses incurred in the Company’s initial public offering were direct or indirect payments to its directors, officers, general partners or their associates, to persons owning 10% or more of any class of the Company’s equity securities or to its affiliates. Of the $41.9 million raised, $29.0 million has been used for repayment of outstanding indebtedness. In addition, the Company has utilized $1.6 million for offering related expenses such as accountant fees, attorney fees and SEC and Nasdaq filing fees. A further $2.5 million of proceeds has been used to purchase defaulted consumer receivables portfolios. The Company intends to use the remaining $8.8 million for working capital and general corporate purposes, including acquisitions of additional defaulted consumer receivables portfolios or potential possible acquisitions of complementary business, technologies or products.

     The occurrence of unforeseen events, opportunities or changed business conditions, however, could cause the Company to use the net proceeds of its initial public offering in a manner other than as described above.

Item 6. Selected Financial Data.

     The following selected financial data should be read in conjunction with the audited financial statements.

	Year Ended December 31,

	2002	2001	2000	1999	1998

(Dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Income recognized on finance receivables	$53,803	$31,221	$18,991	$11,746	$6,815
Commissions	1,944	214	—	—	—
Net gain on cash sales of defaulted consumer receivables	100	901	343	322	—

Total revenue	55,847	32,336	19,334	12,068	6,815

Operating expenses:
Compensation	21,701	15,644	9,883	6,119	3,821
Legal, accounting and outside fees and services	8,093	3,627	2,583	1,493	839
Communications	1,915	1,645	871	553	318
Rent and occupancy	799	712	603	335	99
Other operating expenses	1,436	1,265	652	498	266
Depreciation	940	677	437	369	238

Total operating expenses	34,884	23,570	15,029	9,367	5,581

Income from operations	20,963	8,766	4,305	2,701	1,234
Loss on extinguishment of debt	—	(424)	—	—	—
Net interest expenses	2,425	2,716	1,765	876	744

Income before income taxes	18,538	6,050	2,540	1,825	490
Provision for income taxes	1,473	—	—	—	—

Net income (1)	$17,065	$5,626	$2,540	$1,825	$490

Pro forma income taxes	$5,694	$2,100	$901	$697	$88
Pro forma net income(2)	$11,371	$3,526	$1,639	$1,128	$402
Pro forma net income per share (3)
Basic	$1.08	$0.35	$0.16
Diluted	$0.94	$0.31	$0.14
Pro forma weighted average shares (3)
Basic	10,529	10,000	10,000
Diluted	12,066	11,458	11,366
OPERATING AND OTHER FINANCIAL DATA:
Cash collections for period (4)	$81,199	$53,362	$30,733	$17,362	$10,881
Operating expenses to cash collections	43%	44%	49%	54%	51%
Acquisitions of finance receivables, at cost	$42,382	$33,381	$24,663	$19,417	$11,480
Acquisitions of finance receivables, at face value	$1,966,296	$1,592,353	$1,004,114	$479,778	$324,251
Percentage increase of acquisitions of finance receivables, at cost	27%	35%	27%	69%	40%
Percentage increase in cash collections for period	52%	74%	77%	60%	118%
Percentage increase in pro forma net income for period	222%	115%	45%	181%	209%
Employees at period end:
Total employees	581	501	370	246	140
Ratio of collection personnel to total employees (5)	88%	89%	89%	86%	84%

(1)	At the time of the Company’s initial public offering, which commenced on November 8, 2002, the Company changed its legal structure from a limited liability company to a corporation. As a limited liability company the Company was not subject to Federal or state corporate income taxes. Therefore, net income does not give effect to taxes.

(2)	For comparison purposes, the Company has presented pro forma net income, which reflects income taxes assuming the Company had been a corporation since the time of the Company’s formation and assuming tax rates equal to the rates that would have been in effect had the Company been required to report tax expense in such years.

(3)	Pro forma net income per share and pro forma weighted average shares assumes the Company had reorganized as a corporation since the beginning of the period presented.

(4)	Includes both cash collected on finance receivables and commission fee received during the relevant period.

(5)	Includes all collectors and all first-line collection supervisors.

	Year Ended December 31,

	2002	2001	2000	1999	1998

(Dollars in thousands)
FINANCIAL POSITION DATA:
Cash and cash equivalents	$17,939	$4,780	$3,191	$1,456	$754
Finance receivables, net	65,526	47,987	41,124	28,139	15,472
Total assets	88,267	57,049	47,188	31,495	17,121
Long-term debt	966	568	532	—	—
Total debt, including capital lease obligations	1,465	26,771	23,300	10,372	8,145
Total stockholders’ equity	80,608	27,752	22,705	20,313	8,488

	For the Quarter Ended

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2002	2002	2002	2002	2001	2001	2001	2001	2000	2000	2000	2000

(Dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Income recognized on finance receivables	$15,081	$14,704	$12,837	$11,181	$9,074	$7,739	$7,685	$6,723	$6,195	$4,984	$4,002	$3,810
Commissions	607	521	440	376	159	55	—	—	—	—	—	—
Net gain on cash sales of defaulted consumer receivables	—	—	100	—	146	459	159	137	32	223	88	—

Total revenue	15,688	15,225	13,377	11,557	9,379	8,253	7,844	6,860	6,227	5,207	4,090	3,810

Operating expenses:
Compensation	5,981	5,508	5,144	5,068	4,824	4,108	3,425	3,287	3,062	2,689	2,168	1,964
Legal, accounting and outside fees and services	2,655	2,197	1,951	1,290	1,126	940	815	746	705	638	665	575
Communications	445	540	479	451	493	486	352	314	289	197	194	191
Rent and occupancy	228	209	189	173	207	191	157	157	161	148	151	143
Other operating expenses	436	324	370	306	418	332	274	241	209	160	130	153
Depreciation	264	242	223	211	192	175	168	142	123	105	98	111

Total operating expenses	10,009	9,020	8,356	7,499	7,260	6,232	5,191	4,887	4,549	3,937	3,406	3,137

Income from operations	5,679	6,205	5,021	4,058	2,119	2,021	2,653	1,973	1,678	1,270	684	673
Loss on extinguishment of debt	—	—	—	—	192	232	—	—	—	—	—	0
Net interest expenses	244	1,066	589	526	642	664	721	689	639	447	392	287

Income before income taxes	5,435	5,139	4,432	3,532	1,285	1,125	1,932	1,284	1,039	823	292	386
Provision for income taxes	1,473	—	—	—	—	—	—	—	—	—	—	—

Net income (1)	$3,962	$5,139	$4,432	$3,532	$1,285	$1,125	$1,932	$1,284	$1,039	$823	$292	$386

Pro forma income taxes	$2,101	$1,986	$1,714	$1,365	$480	$420	$721	$479	$368	$292	$104	$137
Pro forma net income (2)	$3,334	$3,153	$2,718	$2,167	$805	$705	$1,211	$805	$671	$531	$188	$249
Pro forma net income per share (3)
Basic	$0.28	$0.32	$0.27	$0.22	$0.08	$0.07	$0.12	$0.08
Diluted	$0.24	$0.27	$0.24	$0.19	$0.07	$0.06	$0.11	$0.07
Pro forma weighted average shares (3)
Basic	12,063	10,000	10,000	10,000	10,000	10,000	10,000	10,000
Diluted	13,796	11,496	11,487	11,485	11,485	11,485	11,473	11,388

	Quarter Ended

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2002	2002	2002	2002	2001	2001	2001	2001	2000	2000	2000	2000

(Dollars in thousands)
FINANCIAL POSITION DATA:
Assets
Cash and cash equivalents	$17,939	$6,038	$8,323	$7,497	$4,780	$4,712	$4,223	$3,498	$3,191	$2,684	$4,341	$1,017
Finance Receivables, net	65,526	55,133	51,055	46,825	47,987	48,191	43,919	43,376	41,124	38,139	29,722	28,393
Property and equipment, net	3,794	3,667	3,433	3,376	3,380	2,924	2,827	2,524	2,217	1,703	1,090	1,176
Other assets	1,008	617	610	908	902	1,136	1,130	1,224	654	773	873	483

Total assets	$88,267	$65,455	$63,421	$58,606	$57,049	$56,962	$52,100	$50,621	$47,188	$43,299	$36,025	$31,070

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$1,364	$677	$550	$522	$237	$374	$433	$655	$157	$225	$317	$352
Accrued expenses	746	646	608	673	615	338	371	347	315	268	136	150
Income taxes payable	937	—	—	—	—	—	—	—	—	—	—	—
Accrued payroll and bonuses	2,861	1,861	1,660	930	1,674	870	776	297	711	379	280	128
Deferred tax liability	287	—	—	—	—	—	—	—	—	—	—	—
Revolving lines of credit	—	25,000	25,000	25,000	25,000	26,975	23,176	24,080	22,166	19,724	14,025	9,367
Long-term debt	966	1,006	1,031	1,050	568	587	605	623	532	545	—	—
Obligations under capital lease	499	582	675	770	825	922	924	682	602	416	350	373
Basis — swap contract	—	—	434	273	377	—	—	—	—	—	—	—

Total liabilities	7,660	29,772	29,959	29,218	29,297	30,066	26,285	26,684	24,482	21,558	15,107	10,369
Stockholders’ equity
Common stock	135	—	—	—	—	—	—	—	—	—	—	—
Additional paid in capital	78,309	—	—	—	—	—	—	—	—	—	—	—
Members’ equity (4)	—	35,683	33,897	29,662	28,129	26,896	25,814	23,937	22,705	21,741	20,918	20,700
Retained earnings	2,164	—	—	—	—	—	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	(434)	(273)	(377)	—	—	—	—	—	—	—

Total stockholders’ equity	80,608	35,683	33,463	29,388	27,752	26,896	25,814	23,937	22,705	21,741	20,918	20,700

Total liabilities and stockholders’ equity	$88,267	$65,455	$63,421	$58,606	$57,049	$56,962	$52,100	$50,621	$47,188	$43,299	$36,025	$31,070

(1)	At the time of the Company’s initial public offering, which commenced on November 8, 2002, the Company changed its legal structure from a limited liability company to a corporation. As a limited liability company the Company was not subject to Federal or state corporate income taxes. Therefore, net income does not give effect to taxes.

(2)	For comparison purposes, the Company has presented pro forma net income, which reflects income taxes assuming the Company had been a corporation since the time of the Company’s formation and assuming tax rates equal to the rates that would have been in effect had the Company been required to report tax expense in such years.

(3)	Pro forma net income per share and pro forma weighted average shares assumes the Company had reorganized as a corporation since the beginning of the period presented.

(4)	For periods prior to December 31, 2002, the Company was a limited liability company and the equity of the Company is contained in the line item “Members’ equity”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The following table sets forth certain operating data in dollars and as a percentage of total revenue for the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000
Revenue:
Income recognized on finance receivables	$53,802,718	96.3%	$31,220,857	96.6%	$18,990,695	98.2%
Commissions	1,944,428	3.5%	214,539	0.7%	—	0.0%
Net gain on cash sales of defaulted consumer receivables	100,156	0.2%	900,916	2.8%	342,952	1.8%

Total revenue	55,847,302	100.0%	32,336,312	100.0%	19,333,647	100.0%
Operating expenses:
Compensation	21,700,918	38.9%	15,644,460	48.4%	9,882,683	51.1%
Legal, accounting and outside fees and services	8,092,460	14.5%	3,627,135	11.2%	2,583,001	13.4%
Communications	1,914,557	3.4%	1,644,557	5.1%	870,833	4.5%
Rent and occupancy	799,323	1.4%	712,400	2.2%	602,630	3.1%
Other operating expenses	1,436,438	2.6%	1,265,132	3.9%	652,409	3.4%
Depreciation	940,352	1.7%	676,677	2.1%	436,684	2.3%

Total operating expenses	34,884,048	62.5%	23,570,361	72.9%	15,028,240	77.7%

Income from operations	20,963,254	37.5%	8,765,951	27.1%	4,305,407	22.3%
Interest income	21,548	0.0%	65,362	0.2%	94,365	0.5%
Loss on extinguishment of debt	—	0.0%	(423,305)	-1.3%	—	0.0%
Interest expenses	(2,446,620)	-4.4%	(2,781,674)	-8.6%	(1,859,637)	-9.6%

Income before income taxes	18,538,182	33.2%	5,626,334	17.4%	2,540,135	13.1%
Provision for income taxes	1,473,073	2.6%	—	0.0%	—	0.0%

Net income	$17,065,109	30.6%	$5,626,334	17.4%	$2,540,135	13.1%
Pro forma income taxes	5,693,788	10.2%	2,100,609	6.5%	900,899	4.7%

Pro forma net income (1)	$11,371,321	20.4%	$3,525,725	10.9%	$1,639,236	8.5%

(1)	During the 2002, 2001 and most of 2000 the Company’s legal structure was a limited liability company. As a limited liability company the Company was not subject to Federal or state corporate income taxes. For comparison purposes, pro forma net income is presented, which reflects income taxes assuming the Company had been a corporation since the time of its formation and assuming tax rates equal to the rates that would have been in effect had the Company been required to report tax expense in such years.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue

     Total revenue was $55.8 million for the year ended December 31, 2002, an increase of $23.5 million or 72.8% compared to total revenue of $32.3 million for the year ended December 31, 2001.

Income Recognized on Finance Receivables

     Income recognized on finance receivables was $53.8 million for the year ended December 31, 2002, an increase of $22.6 million or 72.4% compared to income recognized on finance receivables of $31.2 million for the year ended December 31, 2002. The majority of the increase was due to an increase in the Company’s cash collections on its owned defaulted consumer receivables to $79.3 million from $53.1 million, an increase of 49.3%. In the second half of 2001 and continuing throughout 2002, the Company has experienced an acceleration of the increase in its collector productivity resulting in an acceleration of its performance in cash collections compared to projections. This performance has led to lower amortization rates as the Company’s projected multiple of cash collections to purchase price has increased. The Company’s amortization rate on owned portfolios for the year ended December 31, 2001 was 41.2% while for the year ended December 31, 2002 it was 32.1%. During the year ended December 31, 2002, the Company acquired defaulted consumer receivables portfolios with an aggregate face value amount of $2.0 billion at a cost of $42.4 million. During the year ended December 31, 2001, the Company acquired defaulted consumer receivable portfolios with an aggregate face value of $1.6 billion at a cost of $33 million (inclusive of purchases subsequently sold). The Company’s relative cost of acquiring defaulted consumer receivable portfolios increased from 2.1% of face value for the year ended December 31, 2001 to 2.2% of face value for the year ended December 31, 2002.

Commissions

     Commissions were $1.9 million for the year ended December 31, 2002, an increase of $1.7 million or 850.0% compared to commissions of $215,000 for the year ended December 31, 2001. Commissions increased as business volume increased substantially in the Company’s contingent fee collection business as a result of increased account placements.

Net gain on cash sales of defaulted consumer receivables

     Net gain on cash sales of defaulted consumer receivables were $100,000 for the year ended December 31, 2002, a decrease of $801,000 or 88.9% compared to net gain on cash sales of defaulted consumer receivables of $901,000 for the year ended December 31, 2001. During September 2001, the Company purchased $4.4 million of defaulted consumer receivables that were immediately sold to a buying entity. A net gain of $369,000 was recognized on this back to back purchase-sale transaction. The remaining change is the result of twelve small sales in 2001 versus one sale in 2002.

Operating Expenses

     Total operating expenses were $34.9 million for the year ended December 31, 2002, an increase of $11.3 million or 47.9% compared to total operating expenses of $23.6 million for the year ended December 31, 2001. Total operating expenses, including compensation expenses, were 44.0% of cash collections for the year ended December 31, 2002 compared with 44.4% for the same period in 2001.

Compensation

     Compensation expenses were $21.7 million for the year ended December 31, 2002, an increase of $6.1 million or 39.1% compared to compensation expenses of $15.6 million for the year ended December 31, 2001. Compensation expenses increased as total employees grew from 501 at December 31, 2001 to 581 at December 31, 2002. Additionally, existing employees received normal salary increases and increased bonuses. Compensation expenses as a percentage of cash collections decreased to 27.4% for the year ended December 31, 2002 from 29.3% of cash collections for the same period in 2001, as a result of increasing employee productivity.

Legal, Accounting and Outside Fees and Services

     Legal, accounting and outside fees and services expenses were $8.1 million for the year ended December 31, 2002, an increase of $4.5 million or 125.0% compared to legal, accounting and outside fees and services expenses of $3.6 million for the year ended December 31, 2001. The increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth the Company experienced in its portfolio of defaulted consumer receivables, and a portfolio management strategy shift implemented in mid 2002. This strategy resulted in the Company referring to the legal suit process previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations.

Communications

     Communications expenses were $1.9 million for the year ended December 31, 2002, an increase of $270,000 or 18.8% compared to communications expenses of $1.6 million for the year ended December 31, 2001. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 69.4% of this increase, while the remaining 30.6% was attributable to a higher number of phone calls.

Rent and Occupancy

     Rent and occupancy expenses were $799,000 for the year ended December 31, 2002, an increase of $87,000 or 12.2% compared to rent and occupancy expenses of $712,000 for the year ended December 31, 2001. The increase was attributable to increased leased space related to a storage facility, an off-site administrative and mail handling site and contractual increases in annual rental rates. The new storage facility accounted for $7,300 of the increase and the administrative/mail site accounted for $19,000 of the increase. The remaining increase was attributable to contractual increases in annual rental rates.

Other Operating Expenses

     Other operating expenses were $1.4 million for the year ended December 31, 2002, an increase of $171,000 or 13.2% compared to other operating expenses of $1.3 million for the year ended December 31, 2001. The increase was due to increases in taxes, fees and licenses, travel and meals and miscellaneous expenses. Taxes, fees and licenses increased by $81,000, travel and meals increased $94,000 and miscellaneous expenses decreased by $4,000.

Depreciation

     Depreciation expenses were $940,000 for the year ended December 31, 2002, an increase of $263,000 or 38.8% compared to depreciation expenses of $677,000 for the year ended December 31, 2001. The increase was attributable to continued capital expenditures on equipment, software, and computers related to our continued growth.

Interest Income

     Interest income was $22,000 for the year ended December 31, 2002, a decrease of $42,000 or 65.6% compared to interest income of $64,000 for the year ended December 31, 2001. This decrease occurred due to a drop in our yields during the fourth quarter of 2001. As a result of the yield decrease, the Company terminated the treasury repurchase agreement in favor of earning fee offset credit with our bank.

Interest Expense

     Interest expense was $2.4 million for the year ended December 31, 2002, a decrease of $335,000 or 12.0% compared to interest expense of $2.8 million for the year ended December 31, 2001. This decrease primarily as a result of the payoff of all outstanding revolving debt with the proceeds from the Company’s initial public offering.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue

     Total revenue was $32.3 million for the year ended December 31, 2001, an increase of $13.0 million or 67.4% compared to total revenue of $19.3 for the year ended December 31, 2000.

Income Recognized on Finance Receivables

     Income recognized on finance receivables was $31.2 million for the year ended December 31, 2001, an increase of $12.2 million or 64.2% compared to income recognized on finance receivables of $19.0 million for the year ended December 31, 2000. The increase was due to an increase in the Company’s cash collections on its owned defaulted consumer receivables portfolios to $53.4 million from $30.7 million, an increase of 74.0%. During the year ended December 31, 2001, the Company acquired defaulted consumer receivables portfolios with an aggregate face value amount of $1.6 billion at a cost of $33 million. During the year ended December 31, 2000, the Company acquired defaulted consumer receivable portfolios with an aggregate face value of $1.0 billion at a cost of $24.7 million.

Commissions

     Commissions were $214,000 for the year ended December 31, 2001, an increase of $214,000 compared to zero for the year ended December 31, 2000. The increase is a result of the commencement of the Company’s contingent fee collections operations in March 2001.

Net Gain on Cash Sales of Defaulted Consumer Receivables

     Net gain on cash sales of defaulted consumer receivables was $901,000 for the year ended December 31, 2001, an increase of $558,000 or 162.7% compared to net gain on cash sales of defaulted consumer receivables of $343,000 for the year ended December 31, 2000. This increase is the result of increased sale activity. In 2000 the Company sold $13.6 million in face value at an average price of 4.3% whereas in 2001 the Company sold $151.5 million in face value at an average price of 3.8%. The percentage increase in face value sold from 2000 to 2001 was significantly more than the percentage increase in recognized net gain on cash sales of defaulted consumer receivables. This is simply because the Company had a much higher basis in the receivables sold in 2001 compared with those sold in 2000.

Expenses

     Total operating expenses were $23.6 million for the year ended December 31, 2001, an increase of $8.6 million or 57.3% compared to total operating expenses of $15.0 million for the year ended December 31, 2000. Total operating expenses, including compensation expenses, were 44.2% of cash collections in 2001 compared to 48.9% in 2000.

Compensation

     Compensation expenses were $15.6 million for the year ended December 31, 2001, an increase of $5.7 million or 57.6% compared to compensation expenses of $9.9 million for the year ended December 31, 2000. Compensation expenses increased as total employees grew from 370 at December 31, 2000 to 501 at December 31, 2001. This increase reflects the continued staffing of both the Company’s Virginia and Kansas facilities and the commencement of its contingent fee collections operations in March 2001. The additional employees were required to collect on the Company’s growing portfolio of acquired pools of defaulted consumer receivables. Compensation expenses decreased to 29.3% of cash collections in 2001 from 32.2% of cash collections in 2000. Staffing at the Company’s Virginia facility was responsible for 51.2% of this increase, staffing at the Company’s Kansas facility was responsible for 19.8% of this increase and staffing for the Company’s contingent collections operations was responsible for the remaining 29% of this increase.

Legal, Accounting and Outside Fees and Services

     Legal, accounting and outside fees and services expenses were $3.6 million for the year ended December 31, 2001, an increase of $1.0 million or 38.5% compared to legal, accounting and outside fees and services expenses of $2.6 million for the year ended December 31, 2000. The increase was primarily attributable to the increased number of accounts referred to independent attorneys for collection.

Communications

     Communications expenses were $1.6 million for the year ended December 31, 2001, an increase of $774,000 or 88.9% compared to communications expenses of $871,000 for the year ended December 31, 2000. The increase was primarily a result of higher postage due to mailings required under the Gramm-Leach-Bliley Act, and a higher number of phone calls made to collect on a greater number of receivables owned and serviced. Mailings were responsible for 62.9% of this increase while the remaining 37.1% is attributable to a higher number of phone calls.

Rent and Occupancy

     Rent and occupancy expenses were $712,000 for the year ended December 31, 2001, an increase of $109,000 or 18.1% compared to rent and occupancy expenses of $603,000 for the year ended December 31, 2000. The increase was primarily a result of the first full year of occupancy of the Company’s Kansas facility, which opened in July 2000.

Other Operating Expenses

     Other operating expenses were $1.3 million for the year ended December 31, 2001, an increase of $613,000 or 94.0% compared to other operating expenses of $652,000 for the year ended December 31, 2000. Significant components of the other operating expenses include taxes, fees and licenses, hiring expenses and travel and meals, all of which are related to the Company’s contingent fee collections operations and the continued expansion of the Company’s workforce throughout 2001. Taxes, fees and licenses were responsible for 26.9% of this increase, travel and meals were responsible for 16.9% of this increase, hiring expenses were responsible for 19.6% of this increase and miscellaneous expenses were responsible for the remaining 36.6% of this increase.

Depreciation

     Depreciation expenses were $677,000 for the year ended December 31, 2001, an increase of $240,000 or 54.9% compared to depreciation expenses of $437,000 for the year ended December 31, 2000. The increase was attributable to increased capital expenditures during late 2000 and 2001, especially in connection with the acquisition of technology for the Company’s contingent fee collection operations.

Interest Income

     Interest income was $65,000 for the year ended December 31, 2001, a decrease of $29,000 or 30.9% compared to interest income of $94,000 for the year ended December 31, 2000. This decrease occurred due to the significant drop in the Company’s yields during the fourth quarter of 2001. The Company’s average cash balance changed from $2.7 million in 2000 to $4.3 million in 2001.

Interest Expenses

     Interest expenses were $2.8 million for the year ended December 31, 2001, an increase of $922,000 or 49.6% compared to interest expenses of $1.9 million for the year ended December 31, 2000. This increase was a result of increased borrowings to finance the growth in acquisitions of defaulted consumer receivable portfolios during 2001. During 2001, the Company made additional investments in defaulted consumer receivable portfolios of $33.4 million. To finance these acquisitions of defaulted consumer receivable portfolios, the Company’s borrowings increased during 2001. The Company had average monthly borrowings of $25.6 million during 2001, compared to average monthly borrowings of $15.5 million during 2000.

Loss on Extinguishment of Debt

     Loss on extinguishment of debt was $424,000 for the year ended December 31, 2001, an increase of $424,000 compared to none for the year ended December 31, 2000. The increase was due to the early extinguishment of debt under two of the Company’s previous line of credit agreements in 2001, for which the Company expensed $232,000 of remaining unamortized debt acquisition costs and $192,000 for the extinguishment of a contingent interest provision.

Supplemental Performance Data

Owned Portfolio Performance:

     The following table groups the Company’s portfolio buying activity by year, showing the purchase price, actual cash collections and estimated remaining cash collections.

($ in thousands)

		Actual Cash
		Collections			Total Estimated
Purchase Period,		Including Cash	Estimated Remaining	Total Estimated	Collections to
ending December 31,	Purchase Price	Sales	Collections	Collections	Purchase Price

1996	$3,080	$8,582	$491	$9,074	294.58%
1997	$7,685	$20,037	$1,570	$21,607	281.16%
1998	$11,122	$26,175	$3,631	$29,806	267.99%
1999	$18,910	$40,587	$12,499	$53,087	280.73%
2000	$25,055	$46,329	$26,750	$73,079	291.68%
2001	$33,534	$47,369	$53,814	$101,184	301.73%
2002	$42,887	$15,072	$96,914	$111,986	261.12%

     When the Company acquires a portfolio of defaulted accounts, it generally does so with a forecast of future total collections to purchase price paid of no more than 2.4 to 2.6 times. Only after the portfolio has established probable and estimable performance in excess of that projection will estimated remaining collections be increased. If actual results are less than the original forecast, the Company moves aggressively to lower estimated remaining collections to appropriate levels.

     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates the Company’s ability to realize significant multi-year cash collection streams on its owned pools.

($ in thousands)

Purchase	Cash Collection Year
Period	1996	1997	1998	1999	2000	2001	2002	Total

1996	$548	$2,484	$1,890	$1,347	$1,025	$730	$496	$8,521
1997	—	2,507	5,215	4,069	3,347	2,630	1,829	19,597
1998	—	—	3,776	6,807	6,398	5,152	3,948	26,080
1999	—	—	—	5,139	13,069	12,090	9,598	39,896
2000	—	—	—	—	6,894	19,501	19,478	45,873
2001	—	—	—	—	—	13,045	28,833	41,879
2002	—	—	—	—	—	—	15,072	15,072

Total	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,254	$196,918

     The Company utilizes a unique, long-term approach to collecting its owned pools of receivables. This approach causes the Company to realize significant cash collections and revenues from purchased pools of finance receivables years after they are originally acquired. As a result, the Company has the flexibility to reduce its level of current period acquisitions without a corresponding negative current period impact on cash collections and revenue.

     When the Company acquires a new pool of finance receivables, a 60-70 month projection of cash collections is created. The following chart shows the Company’s actual cash collections in relation to the aggregate of those original cash collection projections made at time of each respective pool purchase.

     The chart above includes cash collections including cash sales of finance receivables.

Owned Portfolio Personnel Performance:

     The Company measures the productivity of each collector each month, breaking results into groups of similarly tenured collectors. The following three tables display various productivity measures tracked by the Company.

Collector by Tenure

Tenure at:	December 31, 2000	December 31, 2001	December 31, 2002

One year +(1)	109	151	210
Less than one year (2)	180	218	223
Total(2)	289	369	433

(1)	Calculated based on actual employees (collectors) with one year of service or more.

(2)	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE.”

Monthly Cash Collections by Tenure(1)

Average performance	December 31, 2000	December 31, 2001	December 31, 2002

One year + (2)	$14,081	$15,205	$16,927
Less than one year(3)	7,482	7,740	8,689

(1)	Cash collection numbers include only accounts assigned to collectors. Significant cash collections do occur on “unassigned” accounts.

(2)	Calculated using average monthly cash collections of all collectors with one year or more of tenure.

(3)	Calculated using weighted average monthly cash collections of all collectors with less than one year of tenure, including those in training.

Cash Collections per Hour Paid(1)

Average performance	December 31, 2000	December 31, 2001	December 31, 2002

Total cash collections	$64.37	$77.20	$96.37
Cash collections excluding attorney remittances	$53.31	$66.87	$77.72

(1)  Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

Liquidity and Capital Resources

     Cash collections have substantially exceeded revenue in each quarter since the Company’s formation. The following chart and table illustrate the consistent excess of the Company’s cash collections on its owned portfolios over income recognized in finance receivables on a quarterly basis.

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

Quarterly Cash Receipts
($ in millions)

	Cash Collections	Commission	Cash Sales	Total Revenue
Q2-96	$0.0	$0.0	$0.0	$0.0
Q3-96	0.1	0.0	0.0	0.1
Q4-96	0.4	0.0	0.0	0.3
Q1-97	0.8	0.0	0.0	0.5
Q2-97	1.1	0.0	0.0	0.6
Q3-97	1.3	0.0	0.0	0.7
Q4-97	1.8	0.0	0.0	1.0
Q1-98	2.3	0.0	0.0	1.2
Q2-98	2.5	0.0	0.0	1.4
Q3-98	2.9	0.0	0.0	1.9
Q4-98	3.1	0.0	0.0	2.3
Q1-99	3.8	0.0	0.0	2.4
Q2-99	4.0	0.0	0.4	2.9
Q3-99	4.5	0.0	0.1	3.2
Q4-99	5.0	0.0	0.5	3.5
Q1-00	6.4	0.0	0.0	3.8
Q2-00	7.3	0.0	0.1	4.1
Q3-00	8.1	0.0	0.3	5.2
Q4-00	8.9	0.0	0.1	6.2
Q1-01	10.9	0.0	0.3	6.9
Q2-01	12.8	0.0	0.3	7.8
Q3-01	14.3	0.1	4.5	8.3
Q4-01	15.2	0.2	0.5	9.4
Q1-02	18.0	0.4	0.0	11.6
Q2-02	19.2	0.4	0.0	13.4
Q3-02	20.7	0.5	0.0	15.2
Q4-02	21.4	0.6	0.0	15.7

     The Company typically experiences some seasonality in its cash collections, with the first and second quarters being seasonally stronger.

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	Year Ended
	December 31,

	2002	2001

Balance at beginning of period	$47,986,744	$41,124,377
Acquisitions of finance receivables, net of buybacks	42,990,924	33,491,211
Cash collections applied to principal(1)	(25,450,833)	(21,926,815)
Cost of finance receivables sold, net	(600)	(4,702,029)

Balance at end of period	$65,526,235	$47,986,744

(1)	Cash collections applied to principal consists of cash collections less income recognized on finance receivables.

     The Company’s operating activities provided cash of $21.8 million and $6.5 million for the years ended December 31, 2002 and 2001. In this period, cash from operations was generated primarily from net income earned through cash collections, commissions received and gains on cash sales of defaulted consumer receivables for the year, which increased to $17.1 million for the year ended December 31, 2002.

     The Company’s investing activities used cash of $18.8 million and $7.2 million for the years ended December 31, 2002 and 2001. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, net of cash collections applied to the cost of the receivables.

     The Company’s financing activities provided cash of $10.1 million and $2.3 million for the years ended December 31, 2002 and 2001. During the current year, the Company’s initial public offering generated cash from financing activities of $40.4 million. In 2001, a principal source of cash from financing activities had been proceeds from lines of credit, which totaled $28.6 million. Proceeds from lines of credit were partially offset by repayments by the Company, which totaled $25.7 million in 2001. In 2002, the Company borrowed an additional $4.0 million and prior to year end repaid the entire line of credit in full with proceeds from the initial public offering.

     Cash paid for interest expense was $2.7 million and $2.8 million for the years ended December 31, 2002 and 2001, respectively. The majority of interest expenses were paid for lines of credit used to finance acquisitions of defaulted consumer receivables portfolios.

     PRA III, LLC, a wholly owned subsidiary of the Company, maintains a $25.0 million revolving line of credit with Westside Funding Corporation (“Westside”) pursuant to an agreement entered into on September 18, 2001 and amended on December 18, 2002. The Company, as well as PRA Receivables Management LLC (d/b/a Anchor Receivables Management), PRA II, LLC and PRA Holding I, LLC (all of which are wholly-owned subsidiaries of the Company) are guarantors to this agreement. The credit facility bears interest at a spread over LIBOR and extends through September 15, 2005. The agreement provides for:

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

     •     compliance with certain special purpose vehicle and corporate separateness covenants; and

     •     restrictions on change of control.

     This facility had no amounts outstanding at December 31, 2002.

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

     This $2.5 million facility had no amounts outstanding at December 31, 2002.

     As of December 31, 2002 there are three additional loans outstanding. On July 20, 2000, PRA Holding I, LLC, the Company’s wholly owned subsidiary, entered into a credit facility with Bank of America, N.A., for a $550,000 loan, for the purpose of purchasing a building in Hutchinson, Kansas. The loan bears interest at a variable rate based on LIBOR and consists of monthly principal payments for 60 months and a final installment of unpaid principal and accrued interest payable on July 21, 2005. On February 9, 2001, the Company entered into a commercial loan agreement with Bank of America, N.A. in the amount of $107,000 in order to purchase a generator for its Norfolk, Virginia location. This loan bears interest at a fixed rate of 7.9% and matures on February 1, 2006. On February 20, 2002, PRA Holding I, LLC entered into an additional arrangement with Bank of America, N.A. for a $500,000 commercial loan in order to finance construction of a parking lot at the Company’s Norfolk, Virginia location. This loan bears interest at a fixed rate of 6.47% and matures on September 1, 2007.

Recent Accounting Pronouncements

     In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and eliminates extraordinary gain and loss treatment for the early extinguishment of debt. This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for fiscal years beginning after May 15, 2002. The Company has adopted SFAS 145 for the year ending December 31, 2002. The application of this statement did not have a material impact on the Company’s financial statements other than the elimination of the extraordinary loss treatment for the debt extinguishment in 2001.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).“The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The application of this statement is not expected to have a material impact on the Company’s financial statements.

     In November 2002, FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements Nos. 5, 57, and 107 and rescission of FIN 34. FIN 45 details the disclosures that should be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation also requires a company to record a liability for certain guarantees that have been issued. The disclosure provisions are effective for interim or annual periods ending after December 15, 2002. The recognition requirements of this interpretation are effective for all guarantees issued or modified subsequent to December 31, 2002. The adoption of this interpretation did not have a material impact on the Company’s financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide three alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based compensation. This statement also amends disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting to require additional disclosures in annual and interim financial statements. This statement is effective for fiscal years ending after December 15, 2002. The amendment of the disclosure requirements of Opinion 28 is effective for interim financial reports beginning after December 15, 2002. Effective January 1, 2002, the Company adopted the fair value method using the prospective method of transition. The prospective method required the Company to apply the provisions of SFAS No. 123 to new stock awards granted from the beginning of the year of adoption and going forward. The adoption of this statement did not have a material impact on the Company’s financial position or results of operation.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 is an interpretation of ARB No. 51 and addresses consolidation by business enterprises of variable interest entities (“VIEs”). This interpretation is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of this interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests is considered the primary beneficiary, the enterprise that should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. This interpretation is effective for all enterprises with variable interest in VIEs created after January 31, 2003. A public entity with variable interests in a VIE created before February 1, 2003, is required to apply the provisions of this interpretation to that entity by the end of the first interim or annual reporting period beginning after June 15, 2003. The adoption of this interpretation is not expected to have a material impact on the Company’s financial position or the results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     The Company’s exposure to market risk relates to interest rate risk with its variable rate credit line. The Company terminated its only derivative financial instrument to manage or reduce market risk in September 2002. As of December 31, 2002, the Company had no variable rate debt outstanding on its revolving credit line. The Company had variable rate debt outstanding on its long-term debt collateralized by the Kansas real estate. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Accountants

Board of Directors and Audit Committee
Portfolio Recovery Associates, Inc.:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Portfolio Recovery Associates, Inc. and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Harrisburg, Pennsylvania
February 7, 2003

Portfolio Recovery Associates, Inc.
Consolidated Statements of Financial Position
December 31, 2002 and 2001

Assets	2002	2001
Cash and cash equivalents	$17,938,730	$4,780,399
Finance receivables, net	65,526,235	47,986,744
Property and equipment, net	3,794,254	3,379,576
Other assets	1,008,168	901,789

Total assets	$88,267,387	$57,048,508

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$1,363,833	$236,885
Accrued expenses	745,754	614,698
Income taxes payable	937,231	—
Accrued payroll and bonuses	2,861,336	1,674,371
Deferred tax liability	286,882	—
Revolving lines of credit	—	25,000,000
Long-term debt	965,582	568,432
Obligations under capital lease	499,151	825,313
Basis — swap contract	—	377,303

Total liabilities	7,659,769	29,297,002

Stockholders’ equity:
Common stock, par value $0.01, authorized shares, 32,000,000, issued and outstanding shares - 13,520,000 (12/31/02 only)	135,200	—
Additional paid in capital	78,308,754	—
Members’ equity	—	28,128,809
Retained earnings	2,163,664	—
Accumulated other comprehensive income	—	(377,303)

Total stockholders’ equity	80,607,618	27,751,506

Total liabilities and stockholders’ equity	$88,267,387	$57,048,508

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Operations
For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Income recognized on finance receivables	$53,802,718	$31,220,857	$18,990,695
Commissions	1,944,428	214,539	—
Net gain on cash sales of defaulted consumer receivables	100,156	900,916	342,952

Total revenue	55,847,302	32,336,312	19,333,647

Operating expenses:
Compensation and employee services	21,700,918	15,644,460	9,882,683
Outside legal and other fees and services	8,092,460	3,627,135	2,583,001
Communications	1,914,557	1,644,557	870,833
Rent and occupancy	799,323	712,400	602,630
Other operating expenses	1,436,438	1,265,132	652,409
Depreciation and amortization	940,352	676,677	436,684

Total operating expenses	34,884,048	23,570,361	15,028,240

Income from operations	20,963,254	8,765,951	4,305,407

Other income and (expense):
Interest income	21,548	65,362	94,365
Loss on extinguishment of debt	—	(423,305)	—
Interest expense	(2,446,620)	(2,781,674)	(1,859,637)

Income before income taxes	18,538,182	5,626,334	2,540,135
Provision for income taxes	1,473,073	—	—

Net income	$17,065,109	$5,626,334	$2,540,135
Pro forma income taxes	5,693,788	2,100,609	900,899

Pro forma net income	$11,371,321	$3,525,725	$1,639,236

Pro forma net income per common share
Basic	$1.08	$0.35	$0.16
Diluted	$0.94	$0.31	$0.14
Pro forma weighted average number of shares outstanding
Basic	10,529,452	10,000,000	10,000,000
Diluted	12,066,202	11,457,741	11,365,901

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2002, 2001 and 2000

					Accumulated
			Additional		Other	Total
	Members'	Common	Paid in	Retained	Comprehensive	Stockholders'
	Equity	Stock	Capital	Earnings	Loss	Equity
Balance at December 31, 1999	$20,313,281	$—	$—	$—	$—	$20,313,281
Net income	2,540,135	—	—	—	—	2,540,135
Distributions	(148,010)	—	—	—	—	(148,010)

Balance at December 31, 2000	22,705,406	—	—	—	—	22,705,406

Net income	5,626,334	—	—	—	—	5,626,334
Unrealized loss on interest rate swap	—	—	—	—	(377,303)	(377,303)

Total comprehensive income						5,249,031

Distributions	(202,931)	—	—	—	—	(202,931)

Balance at December 31, 2001	28,128,809	—	—	—	(377,303)	27,751,506
Net income	14,901,445	—	—	2,163,664	—	17,065,109
Reclassification adjustment on interest rate swap	—	—	—	—	377,303	377,303

Total comprehensive income						17,442,412
Proceeds from IPO, net of expenses	—	34,700	40,245,184	—	—	40,279,884
Exercise of warrants	—	500	209,500	—	—	210,000
Recapitalization	(37,480,724)	100,000	37,480,724	—	—	100,000
Options granted and tax effect of warrant exercise	—	—	373,346	—	—	373,346
Distributions	(5,549,530)	—	—	—	—	(5,549,530)

Balance at December 31, 2002	$—	$135,200	$78,308,754	$2,163,664	$—	$80,607,618

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Operating activities:
Net income	$17,065,109	$5,626,334	$2,540,135
Adjustments to reconcile net income to cash provided by operating activities:
Increase in equity from vested options	124,386	—	—
Income tax benefit related to stock option exercise	248,960	—	—
Depreciation and amortization	940,352	676,677	436,684
Loss on extinguishment of debt	—	423,305	—
Deferred tax expense	286,882	—	—
Gain on sales of finance receivables, net	(100,156)	(900,916)	(342,952)
Gain on disposal of property and equipment	—	(1,766)	—
Changes in operating assets and liabilities:	—
Other assets	(106,379)	(590,647)	75,514
Accounts payable	1,126,948	80,132	33,633
Income taxes payable	937,231	—	—
Accrued expenses	131,056	219,835	102,402
Accrued payroll and bonuses	1,186,965	963,780	236,536

Net cash provided by operating activities	21,841,354	6,496,734	3,081,952

Cash flows from investing activities:
Purchases of property and equipment	(1,316,132)	(1,279,356)	(1,069,420)
Acquisition of finance receivables, net of buybacks	(42,990,924)	(33,571,212)	(25,035,237)
Collections applied to principal on finance
receivables	25,450,833	21,926,815	11,741,998
Proceeds from sale of finance receivables, net
of allowances for returns	100,756	5,682,946	650,865
Cash restricted for letter of credit	—	—	500,000

Net cash used in investing activities	(18,755,467)	(7,240,807)	(13,211,794)

Cash flows from financing activities:
Proceeds from IPO	40,379,884	—	—
Proceeds from exercise of options	210,000	—	—
Distribution of capital	(5,549,530)	(202,931)	(148,010)
Proceeds from lines of credit	4,000,000	28,577,298	25,612,141
Payments on lines of credit	(29,000,000)	(25,743,719)	(13,488,098)
Proceeds from long-term debt	500,000	107,000	550,000
Payments on building loan	(102,850)	(70,235)	(18,333)
Payments of capital lease obligations	(365,060)	(334,420)	(142,347)

Net cash provided by financing activities	10,072,444	2,332,993	12,365,353

Net increase in cash and cash equivalents	13,158,331	1,588,920	2,235,511
Cash and cash equivalents, beginning of period	4,780,399	3,191,479	955,968

Cash and cash equivalents, end of period	$17,938,730	$4,780,399	$3,191,479

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,698,782	$2,821,784	$1,847,747
Noncash investing and financing activities:
Capital lease obligations incurred	38,896	555,988	414,404
Basis — swap contract	(377,303)	377,303	—

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Business:

Portfolio Recovery Associates, Inc. was formed in August 2002. On November 8, 2002, Portfolio Recovery Associates, Inc. completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of Portfolio Recovery Associates, LLC (“PRA”) were exchanged on a one to one basis for warrants and shares of a single class of common stock of Portfolio Recovery Associates, Inc. (“PRA Inc”). Another subsidiary, PRA II, was dissolved immediately prior to the IPO. PRA, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) purchase, collect and manage portfolios of defaulted consumer receivables. The defaulted consumer receivables the Company collects are in substantially all cases either purchased from the credit originator or are collected on behalf of clients on a commission fee basis. This is primarily accomplished by maintaining a staff of highly skilled collectors whose purpose is to contact the customers and arrange payment of the debt. Secondarily, PRA has contracted with independent attorneys, with which the Company can undertake legal action in order to satisfy the outstanding debt.

On December 22, 1999, PRA formed a wholly owned subsidiary, PRA AG Funding, LLC, whose name was changed to PRA Funding, LLC in 2003, and is the sole initial member. The Company was organized for the sole purpose of facilitating the purchase of portfolios of delinquent or charged off consumer credit accounts.

On December 28, 1999, PRA formed a wholly owned subsidiary, PRA Holding I, LLC (“PRA Holding I”), and is the sole initial member. PRA Holding I is organized for the sole purpose of holding the real property in Hutchinson, Kansas (see Note 11) and Norfolk, Virginia.

On June 1, 2000, PRA formed a wholly owned subsidiary, PRA Receivables Management, LLC (d/b/a Anchor Receivables Management, LLC) (“Anchor”) and was the sole initial member. Anchor is organized as a contingent collection agency and contracts with holders of finance receivables to attempt collection efforts on a contingent basis for a stated period of time. Anchor became fully operational during April 2001. PRA, Inc. purchased the equity interest in Anchor from PRA immediately after the IPO.

On June 12, 2001, PRA formed a wholly owned subsidiary, PRA III, LLC (“PRA III”) and is the sole initial member. PRA III is organized for the sole purpose of facilitating the purchase of portfolios of delinquent or charged off consumer credit accounts, which purchases are financed by loans from an institutional lender. PRA III is a named borrower under a $25 million loan facility (see Note 7). In addition, PRA, PRA Holding I, and Anchor, exclusive of Anchor’s deposits held for others, are named guarantors. PRA III was formed under the laws of the Commonwealth of Virginia and will exist in perpetual existence under those laws.

2.	Summary of Significant Accounting Policies:

Principles of accounting and consolidation: The consolidated financial statements of the Company are prepared in accordance with accounting standards generally accepted in the United States of America and include the accounts of PRA, PRA AG Funding, PRA Holding I, Anchor and PRA III. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Finance receivables and income recognition: The Company accounts for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Static pools of relatively homogenous accounts are established. Once a static pool is established, the receivable accounts in the pool are not changed. Each static pool is recorded at cost, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Income on finance receivables is accrued monthly based on each static pool’s effective interest rate. This interest rate is estimated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection model. Monthly cash flows greater than the interest accrual will reduce the carrying value of the static pool.

Likewise, monthly cash flows that are less than the monthly accrual will accrete the carrying balance. Each pool is reviewed monthly and compared to the Company’s models to ensure complete amortization of the carrying balance at the end of each pool’s life.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies, continued:

In the event that cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance. Accordingly, we do not maintain an allowance for credit losses.

The agreements to purchase the aforementioned receivables include general representations and warranties from the sellers covering account holder death or bankruptcy and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days.

Commissions: The Company also receives commission revenue for collections they make on behalf of clients, which may be credit organizations or other owners of defaulted consumer receivables. These portfolios are owned by the clients; however, the collection effort is outsourced to the Company under a commission fee arrangement based upon the amount the Company collects. Revenue is recognized at the time funds are received. A loss reserve or allowance amount will be created if there is doubt that fees billed to the client for services rendered will not be paid.

Net gain on cash sales of finance receivables: Gains on sale of finance receivables, representing the difference between the sales price and the unamortized value of the finance receivables, are recognized when finance receivables are sold.

The Company applies a financial components approach that focuses on control when accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, eliminates financial assets when control has been surrendered, and eliminates liabilities when extinguished. This approach provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

Property and equipment: Property and equipment, including improvements that significantly add to the productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed currently. Property and equipment are depreciated over their useful lives using the straight-line method of depreciation. Software and computer equipment are depreciated over three to five years. Furniture and fixtures are depreciated over five years. Equipment is depreciated over five to seven years. Leasehold improvements are depreciated over the remaining life of the leased property, which ranges from three to seven years. Building Improvements are depreciated over ten to thirty-nine years.

Income taxes: Taxes are provided on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. For periods presented prior to the IPO, including the ten months ended October 31, 2002, the tax accounts are pro forma disclosures only and not recorded on the books of the Company.

Advertising costs: Advertising costs are expensed when incurred.

Operating leases: General abatements or prepaid leasing costs are recognized on a straight-line basis over the life of the lease. Any stipulated escalation clauses that are considered to be reasonable and ordinary are expensed as incurred.

Capital leases: Leases are analyzed to determine if they meet the definition of a capital lease as defined in FASB No. 13, “Accounting for Leases”. Those lease arrangements that meet one of the four criteria are considered capital leases. As such, the leased asset is capitalized and depreciated per Company policy. The lease is recorded as a liability with each payment amortizing the principal balance and a portion classified as interest expense.

Warrants and Stock Options: The Company applied the intrinsic value method provided for under Accounting Principles Board Opinions (“APB”) No. 25. Accounting for Stock Issued to Employees, for all warrants issued to employees prior to January 1, 2002. For warrants issued to non-employees, the Company followed the fair value method of accounting as prescribed under SFAS No. 123, Accounting for Stock Based Compensation. On January 1, 2002 the Company adopted SFAS No. 123 on a prospective basis for all warrants and options granted. For warrants issued to employees prior to January 1, 2002, pro forma net income assuming the warrants were accounted for under the fair value method, has been disclosed in Note 12 in the financial statements.

Pro forma earnings per share: Basic earnings per share reflect net income adjusted for the pro forma income tax provision divided by the weighted average number of shares outstanding. Diluted earnings per share include the effect of dilutive stock options during the period. As of December 31, 2002, 15,000 stock options issued under the 2002 Stock Option Plan were antidilutive. These options may become dilutive in future years.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates have been made by management with respect to the collectibility of future cash flows of portfolios. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur within one year. On a monthly basis, management reviews the estimate of future collections, and it is reasonably possible that its assessment of collectibility may change based on actual results and other factors.

Reclassifications: Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

Recent Accounting Pronouncements: In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and eliminates extraordinary gain and loss treatment for the early extinguishment of debt. This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for fiscal years beginning after May 15, 2002. The Company has adopted SFAS 145 for the year ending December 31, 2002. The application of this statement did not have a material impact on the Company’s financial statements other than the elimination of the extraordinary loss treatment for the debt extinguishment in 2001.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).“The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The application of this statement is not expected to have a material impact on the Company’s financial statements.

In November 2002, FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements Nos. 5, 57, and 107 and rescission of FIN 34. FIN 45 details the disclosures that should be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation also requires a company to record a liability for certain guarantees that have been issued. The disclosure provisions are effective for interim or annual periods ending after December 15, 2002. The recognition requirements of this interpretation are effective for all guarantees issued or modified subsequent to December 31, 2002. The adoption of this interpretation did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide three alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based compensation. This statement also amends disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting to require additional disclosures in annual and interim financial statements. This statement is effective for fiscal years ending after December 15, 2002. The amendment of the disclosure requirements of Opinion 28 is effective for interim financial reports beginning after December 15, 2002. Effective January 1, 2002, the Company adopted the fair value method using the prospective method of transition. The prospective method required the Company to apply the provisions of SFAS No. 123 to new stock awards granted from the beginning of the year of adoption and going forward. The adoption of this statement did not have a material impact on the Company’s financial position or results of operation.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 is an interpretation of ARB No. 51 and addresses consolidation by business enterprises of variable interest entities (“VIEs”). This interpretation is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of this interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests is considered the primary beneficiary, the enterprise that should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. This interpretation is effective for all enterprises with variable interest in VIEs created after January 31, 2003. A public entity with variable interests in a VIE created before February 1, 2003, is required to apply the provisions of this interpretation to that entity by the end of the first interim or annual reporting period beginning after June 15, 2003. The adoption of this interpretation is not expected to have a material impact on the Company’s financial position or the results of operations.

3.	Finance Receivables:

As of December 31, 2002 and 2001, the Company had $65,526,235 and $47,986,744, respectively, remaining of finance receivables. These amounts represent 330 and 258 pools of accounts as of December 31, 2002 and 2001, respectively.

Changes in finance receivables at December 31, 2002 and 2001, were as follows:

	2002	2001
Balance at beginning of year	$47,986,744	$41,124,377
Acquisitions of finance receivables, net of buybacks	42,990,924	33,491,211
Cash collections	(79,253,551)	(53,147,672)
Income recognized on finance receivables	53,802,718	31,220,857

Cash collections applied to principal	(25,450,833)	(21,926,815)
Cost of finance receivables sold, net of allowance for returns	(600)	(4,702,029)

Balance at end of year	$65,526,235	$47,986,744

4.	Operating Leases:

The Company rents office space and equipment under operating leases. Rental expense was $668,795, $777,676 and $698,256 for the years ended December 31, 2002, 2001 and 2000, respectively.

Future minimum lease payments at December 31, 2002, are as follows:

2003	$880,139
2004	1,103,463
2005	1,105,145
2006	733,378
2007	387,797
Thereafter	984,240

$5,194,162

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

5.	Capital Leases:

Leased assets included in property and equipment consist of the following:

	2002	2001
Software	$270,008	$375,022
Computer equipment	178,893	319,535
Furniture and fixtures	600,564	600,564
Equipment	27,249	—
Less accumulated depreciation	(461,326)	(352,425)

	$615,388	$942,696

Depreciation expense recognized on capital leases for the years ended December 31, 2002, 2001 and 2000 was $213,016, $238,719 and $79,558, respectively.

Commitments for minimum annual rental payments for these leases as of December 31, 2002 are as follows:

2003	$309,208
2004	169,102
2005	70,834
2006	7,365
2007	—

556,509
Less amount representing interest and taxes	57,358

Present value of net minimum lease payments	$499,151

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

6.	401(k) Retirement Plan:

Effective October 1, 1998, the Company sponsors a defined contribution plan. Under the Plan, all employees over twenty-one years of age are eligible to make voluntary contributions to the Plan up to 15% of their compensation, subject to Internal Revenue Service limitations after completing six months of service, as defined in the Plan. The Company makes matching contributions of up to 4% of an employee’s salary. Total compensation expense related to these contributions was $275,858, $198,627 and $152,983 for the years ended December 31, 2002, 2001 and 2000, respectively.

7.	Revolving Lines of Credit:

Amounts outstanding under revolving lines of credit at December 31, 2002 and 2001, were as follows:

	2002	2001
Line of credit with commercial lender, originated September 2001, amended December 18, 2002, collateralized by all receivables, collections on receivables and assets of PRAIII, LLC ; expires on September 15, 2005; interest is based on LIBOR and was 6.17% and 6.25% at December 31, 2002 and 2001, respectively; total credit available $25 million	$—	$25,000,000

On September 18, 2001, PRA III arranged with a commercial lender to provide financing under a revolving line of credit of up to $40 million. The initial draw of $20 million was utilized to facilitate the purchase of all finance receivable portfolios from PRA and PRA II. PRA then used those funds to terminate an existing line of credit agreement. An additional $5 million was drawn in the initial funding to purchase additional portfolios from third parties in the normal course of business. Restrictive covenants under this agreement include:

•	Restrictions on monthly borrowings in excess of $4 million per month and quarterly borrowings in excess of $10 million;

•	A maximum leverage ratio of not greater than 4 to 1 and net income of at least $0.01, calculated on a consolidated basis;

•	Restrictions on distributions in excess of 75% of annual net income;

•	Compliance with certain special purpose vehicle and corporate separateness covenants; and

•	Restrictions on change of control.

As of December 31, 2002 the Company is in compliance with all of the covenants of this agreement. Upon consummation of the reorganization discussed in Note 1, a waiver would have been required in order to remain in compliance with the terms of the agreement. Instead of obtaining a waiver, the indebtedness outstanding under this facility was paid off on November 14, 2002 with proceeds obtained from the IPO.

The Company has reached an agreement to modify certain terms of the loan agreement in keeping with the Company’s reduced borrowing needs following the IPO. Modifications include a reduction in the facility size from $40 million to $25 million, a $75,000 modification fee, a reduction in the borrowing spread, a reduction in certain monthly fees, and an increase in the facility’s non-use fee when the amount outstanding is less than $10 million.

On December 30, 1999, PRA entered into a $12.5 million credit agreement with AG PRA 1999 Funding Co., (“AG 1999”), that expired on June 30, 2002. AG 1999 is owned by affiliates of Angelo, Gordon & Co., a majority stockholder, and certain members of PRA management. Terms of the credit agreement included the possibility of AG 1999 earning contingent interest. Over the term of the agreement, PRA borrowed $6.6

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

million. In December 2001, PRA repaid all outstanding loans under this agreement and incurred an expense of $300,000 to extinguish the contingent interest provision. PRA incurred interest expense related to the agreement of $450,532 during the year ended December 31, 2001. In addition, in accordance with the agreement the management committee of PRA granted AG 1999 warrants to purchase 125,000 membership units of PRA which were immediately exercisable for $3.60 per unit. The agreement discussed above was entered into after arms’ length negotiations between the related party and PRA.

In addition, PRA AG Funding maintains a $2.5 million revolving line of credit, with a commercial lender which extends through July 2003. The line of credit bears interest at a spread over LIBOR. The terms of this agreement require that PRA maintain a current ratio of 1.6:1.0 or greater, the current ratio being defined to include finance receivables as a current asset and to include the credit facility in place as of December 31, 2002 as a current liability. The agreement further requires that PRA maintain a debt to tangible net worth ratio of 1.5:1.0 or less and a minimum balance sheet cash position at month end of $2 million. Distributions are limited under the terms of the facility to 75% of net income. PRA AG Funding is in full compliance with these covenants. This $2.5 million facility had no amounts outstanding as of December 31, 2002.

8.	Property and equipment:

Property and equipment, at cost, consist of the following as of December 31, 2002 and 2001:

	2002	2001
Software	$1,431,938	1,036,172
Computer equipment	1,435,795	1,130,786
Furniture and fixtures	942,178	848,901
Equipment	1,037,372	640,574
Leasehold improvements	343,329	277,469
Building and improvements	1,136,762	1,057,643
Land	100,515	100,515
Less accumulated depreciation	(2,633,635)	(1,712,484)

Net property and equipment	$3,794,254	$3,379,576

9.	Loss on Extinguishment of Debt:

During 2001 PRA restructured its debt position which gave rise to a loss on extinguishment of debt. The first item resulted from the termination of the line of credit dated May 2000. The company paid off $20 million in outstanding debt and expensed $231,564 of remaining unamortized acquisition costs. The second item resulted from the termination of the credit facility from the affiliated lender dated December 1999. PRA paid off all existing loans under this facility ($1,941,119) and incurred a loss on the extinguishment of the contingent interest provision of $191,741.

10.	Hedging Activity:

During 2001, PRA entered into an interest rate swap for the purpose of managing exposure to fluctuations in interest rates related to variable rate financing. The interest rate swap effectively fixed the interest rate on $10 million of PRA’s outstanding debt. The swap required payment or receipt of the difference between a fixed rate of 5.33% and a variable rate of interest based on 1-month LIBOR. The unrealized gains and losses associated with the change in market value of the interest rate swap were recognized as other comprehensive income. This swap transaction, which was to expire in May 2004, was paid in full and terminated in September 2002.

The only expenses incurred related to the swap agreement were interest expenses of $118,924 and $792,047 for the years ended December 31, 2001 and 2002, respectively. The interest paid in 2002 represents monthly interest plus the final extinguishment amount of $541,762. The net interest payments are a

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

component of “Interest Expense” on the income statement and a reduction of net income in the cash flow statement.

11.	Long-Term Debt:

In July 2000, the Company purchased a building in Hutchinson, Kansas. The building was financed with a commercial loan for $550,000 with a variable interest rate based on LIBOR. This commercial loan is collateralized by the real estate in Kansas. Interest rates varied between 4.38% and 9.26% during 2001 and 3.74% and 4.47% during 2002. Monthly principal payments on the loan are $4,583 for an amortized term of 10 years. A balloon payment of $275,000 is due July 21, 2005, which results in a five-year principal payout. The loan matures July 21, 2005.

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

Annual payments including interest on all loans outstanding as of December 31, 2002 are as follows:

2003	$219,090
2004	216,248
2005	465,456
2006	121,905
2007	88,174
Thereafter	—

1,110,873
Less amount representing interest	(145,291)

Principal due	$965,582

These three loans are collateralized by property and buildings that have a book value of $1,104,012 and $1,104,129 as of December 31, 2002 and 2001, respectively.

12.	Stockholders’ Equity:

As a result of the IPO on November 8, 2002, the Company issued 3,470,000 shares of stock at a public offering price of $13.00 per share, resulting in net proceeds of $12.09 per share. In addition, another 1,015,000 shares were sold by a non-employee stockholder, PRA Investments, LLC, which did not result in any additional proceeds being received by the Company. Immediately following the IPO, the Company had 13,470,000 shares outstanding, not including any shares issued for reserved options or warrants. The IPO resulted in all outstanding units of PRA, and all outstanding warrants to acquire units of PRA, being exchanged for shares and options in PRA Inc. on a one to one basis.

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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

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

The following summarizes all warrant and option related transactions from December 31, 1999 through December 31, 2002:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
December 31, 1999	2,325,000	4.17
Granted	65,000	4.20
Exercised	—	—
Cancelled	(230,000)	4.20

December 31, 2000	2,160,000	4.17
Granted	155,000	4.20
Exercised	—	—
Cancelled	(120,000)	4.20

December 31, 2001	2,195,000	4.17
Granted	870,000	12.88
Exercised	(50,000)	4.20
Cancelled	(22,150)	9.03

December 31, 2002	2,992,850	$6.66

At December 31, 2002, the Company had exercisable warrants outstanding of 2,135,000. All but 225,000 were issued to employees and operating members of the Company. Of the 225,000 issued to non-employees, 125,000 were issued to AG 1999 (see Note 7), 80,000 were issued and vested to SMR Research Corporation, a vendor of the Company in connection with a business agreement to utilize certain software, and 20,000 were issued to the Board of Directors. All of the options vest in 5 years except for the 80,000 warrants granted to SMR Research Corporation in 1999 of which 20,000 vested immediately and 60,000 were vested in the following year and the 125,000 warrants granted to AG 1999 in 1999 which vested immediately. During the year ended December 31, 2002, 50,000 warrants were granted which vest 15,000 in one year, 10,000 in each of the 3 subsequent years and 5,000 based on performance which is expected to occur in the first year. The majority of outstanding warrants vested at the IPO, however, the total number of warrants that did not vest is 50,000 which were granted in 2002. For the warrants that accelerated due to the IPO, a pro forma expense of $33,000 was incurred in fiscal 2002, instead of 2003 and 2004 which would have been prescribed under the normal vesting schedule in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). These accelerated warrants will be treated under APB 25 as they were granted under that accounting principle. All warrants and stock options issued in 2002 and later will be accounted for under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”).

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

The following information is as of December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$ 4.20	2,010,000	3.23	$4.20	2,010,000	$4.20
$ 3.60	125,000	2.25	$3.60	125,000	$3.60
$ 10.00	50,000	5.45	$10.00	—	$10.00
$ 13.00	792,850	7.82	$13.00	—	$13.00
$ 16.16	15,000	7.82	$16.16	—	$16.16

Total at December 31, 2002	2,992,850	4.47	$6.66	2,135,000	$4.16

Prior to November 8, 2002, the Company applied APB 25 in accounting for stock based employee compensation arrangements whereby no compensation cost related to stock options is deducted to determine net income for warrants granted at or above fair value to warrants issued prior to the IPO. In connection with the IPO, the Company adopted SFAS 123, and it will be applied prospectively to all granted warrants and stock options. This accounting standard must be adopted as of the beginning of the Company’s fiscal year, which is January 1, 2002.

Had compensation cost for warrants granted under the Agreement been determined pursuant to SFAS 123, the Company’s net income would have decreased. Using a fair-value (minimum value calculation), the following assumptions were used:

Warrants issue year:	2002	2001	2000
Expected life from vest date (in years):
Employees	3.00	4.00	0.00
Operating members	0.00	0.00	5.00
Risk-free interest rates	4.53%	4.66%-4.77%	6.30%
Volatility	N/A	N/A	N/A
Dividend yield	N/A	N/A	N/A

The fair value model utilizes the risk-free interest rate at grant with an expected exercise date sometime in the future generally assuming an exercise date in the first half of 2005. In addition, warrant valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Prior to our IPO, the Company’s warrants had characteristics significantly different from those of traded warrants, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of employee warrants granted during the years ended December 31, 2002, 2001 and 2000 was $1.24, $0.35, and $0.21, respectively.

For purposes of pro forma disclosures, the estimated fair value of the warrants is amortized over the warrants’ vesting period. Had the Company’s warrants been accounted for under SFAS 123, net income would have been reduced to the following pro forma amounts for the years ended December 31, 2002, 2001 and 2000:

Net income:	2002	2001	2000
As reported	$17,065,109	$5,626,334	$2,540,135
Pro forma	$17,016,637	$5,613,480	$2,537,908

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

Effective December 30, 1999, PRA’s management committee issued warrants to acquire 125,000 membership units to an affiliate of Angelo, Gordon & Co. (see Note 7). The warrants immediately vested and are exercisable at $3.60 per unit. The warrants are exercisable in whole or in part and expire March 31, 2005. As these warrants are not issued as compensation to an employee or operating member of the Company, an expense of $17,069, $17,069, and $17,068 was recognized in the years ended December 31, 2002, 2001, and 2000, respectively. The value of the warrants was calculated using the fair value approach as designated by SFAS 123 which utilizes a comparison of the discounted value of the underlying units discounted using a risk-free interest rate at the date of grant.

The Company created the 2002 Stock Option Program on November 7, 2002. Up to 2,000,000 shares of common stock may be issued under this program. The Program expires November 7, 2007. All options issued under the program vest ratably over 5 years. Once granted, the options expire on November 7, 2010. No grant of options to a single person can exceed 150,000. As of December 31, 2002, 820,000 options have been granted under this plan of which 12,150 have been canceled. See tables above for average price information. These options are accounted for under SFAS 123 and all expense for 2002 are included in earnings as a component of compensation.

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

13.	Income Taxes:

Prior to November 8, 2002, the Company was organized as a limited liability company (LLC), taxed as a partnership, and as such was not subject to federal or state income taxes. Immediately before the IPO, the Company was reorganized as a corporation and became subject to income taxes. The income tax provision includes income taxes on earnings for the period November 1, 2002 through December 31, 2002 as well as taxes related to the conversion from an LLC to a corporation.

The income tax expense recognized for 2002 is composed of the following:

	Federal	State	Total

Current tax expense	$1,005,368	180,823	$1,186,191
Deferred tax expense	242,633	44,249	286,882

Total income tax expense	$1,248,001	$225,072	$1,473,073

The Company also recognized a net deferred tax liability of $286,882 as of December 31, 2002. The components of this net liability are:

2002

Deferred tax assets:
Deferred compensation	$14,872
FAS123 expense	47,997

Total deferred tax asset	62,869

Deferred tax liabilities:
Depreciation	260,125
Prepaid expenses	89,626

Total deferred tax liability	349,751

Net deferred tax liability	$286,882

A valuation allowance has not been provided at December 31, 2002 since management believes it is more likely than not that the deferred tax assets will be realized.

A reconciliation of the Company’s statutory tax rates to the effective tax rates is as follows:

2002

Federal tax at statutory rates	$6,488,363
State tax expense, net of federal benefit	144,090
Income while Company was an LLC	(5,215,505)
Other	56,125

Total income tax expense	$1,473,073

The Company presented pro forma tax information assuming they have been a taxable corporation since inception and assuming tax rates equal to the rates that would have been in effect had they been required to report income tax expense in such years. The Company’s pro forma income tax expense comprised of the following components for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Pro forma income tax reconciliation:
Additional federal tax at statutory rate	$5,215,506	$1,912,953	$863,645
Additional state income tax, net of federal benefit	581,156	226,975	100,199
Other	(102,874)	(39,319)	(62,945)

Total pro forma tax provision	$5,693,788	$2,100,609	$900,899

14.	Contingencies and Commitments:

Employment Agreements:
The Company has eight employment agreements with each of its executive and senior management group, the terms of which expire on March 31, 2003 or December 31, 2005. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Estimated remaining compensation under these agreements is approximately $3,338,503. The agreements also contain confidentiality and non-compete provisions.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

Litigation: Included in accrued expenses is a liability for the settlement of an arbitration case totaling $325,000.

The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of any pending legal proceedings will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

     None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

     The following table sets forth certain information as of March 10, 2003 about the Company’s directors and executive officers.

Name	Position	Age

Steven D. Fredrickson	President, Chief Executive Officer and Chairman of the Board	43
Kevin P. Stevenson	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	39
Craig A. Grube	Senior Vice President — Acquisitions	42
Andrew J. Holmes	Senior Vice President — Administration	55
James L. Keown	Senior Vice President — Information Technology	45
Judith S. Scott	Senior Vice President, General Counsel and Secretary	57
William P. Brophey	Director	65
Peter A. Cohen	Director	56
David N. Roberts	Director	41
James M. Voss	Director	60

     Steven D. Fredrickson, President, Chief Executive Officer and Chairman of the Board. Prior to co-founding Portfolio Recovery Associates in 1996, Mr. Fredrickson was Vice President, Director of Household Recovery Services’ (“HRSC”) Portfolio Services Group from late 1993 until February 1996. At HRSC Mr. Fredrickson was ultimately responsible for HRSC’s portfolio sale and purchase programs, finance and accounting, as well as other functional areas. Prior to joining HRSC, he spent five years with Household Commercial Financial Services managing a national commercial real estate workout team and five years with Continental Bank of Chicago as a member of the FDIC workout department, specializing in corporate and real estate workouts. He received a B.S. degree from the University of Denver and a M.B.A. degree from the University of Illinois. He is a past board member of the American Asset Buyers Association.

     Kevin P. Stevenson, Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary. Prior to co-founding Portfolio Recovery Associates in 1996, Mr. Stevenson served as Controller and Department Manager of Financial Control and Operations Support at HRSC from June 1994 to March 1996, supervising a department of approximately 30 employees. Prior to joining HRSC, he served as Controller of Household Bank’s Regional Processing Center in Worthington, Ohio where he also managed the collections, technology, research and ATM departments. While at Household Bank, Mr. Stevenson participated in eight bank acquisitions and numerous branch acquisitions or divestitures. He is a certified public accountant and received his B.S.B.A. with a major in accounting from the Ohio State University.

     Craig A. Grube, Senior Vice President — Acquisitions. Prior to joining Portfolio Recovery Associates in March 1998, Mr. Grube was a senior officer and director of Anchor Fence, Inc., a manufacturing and distribution business from 1989 to March 1997, when the company was sold. Between the time of the sale and March 1998, Mr. Grube continued to work for Anchor Fence. Prior to joining Anchor Fence, he managed distressed corporate debt for the FDIC at Continental Illinois National Bank for five years. He received his B.A. degree from Boston College and his M.B.A. degree from the University of Illinois.

     Andrew J. Holmes, Senior Vice President — Administration. Prior to co-founding Portfolio Recovery Associates in 1996, Mr. Holmes was a 27-year veteran of Household Finance Corporation (“HFC”), last serving as Department Manager, Specialty Services at HRSC where he was responsible for portfolio sales and purchases. Mr. Holmes held a variety of management positions both in the lending and collection/recovery sides of various HFC businesses. He received his B.A. degree from St. Peters College.

     James L. Keown, Senior Vice President — Information Technology. Prior to co-founding Portfolio Recovery Associates in 1996, Mr. Keown had been with HRSC for 14 years and had sales and finance experience prior to joining HRSC. Mr. Keown’s final position at HRSC was Department Manager, Technology Service where he was directly responsible for a 275 node local area network, all phone and data communications, as well as performance engineering and applications programming.

     Judith S. Scott, Senior Vice President, General Counsel and Secretary. Prior to joining Portfolio Recovery Associates in March 1998, Ms. Scott held senior positions, from 1991 to March 1998, with Old Dominion University as Director of its Virginia Peninsula campus, from 1985 to 1991, as General Counsel of a computer manufacturing firm; as Senior Counsel in the Office of the Governor of Virginia from 1982 to 1985; as Senior Counsel for the Virginia Housing Development Authority from 1976 to 1982, and as Assistant Attorney General for the Commonwealth of Virginia from 1975 to 1976. Ms. Scott received her B.S. from Virginia State University, a post baccalaureate degree from Swarthmore College, and a J.D. from the Catholic University School of Law.

     William P. Brophey, Director. Mr. Brophey was elected as a director of Portfolio Recovery Associates in 2002. Currently retired, Mr. Brophey has more than 35 years of experience as president and chief executive officer of Brad Ragan, Inc., a (formerly) publicly traded automotive product and service retailer and as a senior executive at The Goodyear Tire and Rubber Company. Throughout his career, he held numerous field and corporate positions at Goodyear in the areas of wholesale, retail, credit, and sales and marketing, including general marketing manager, commercial tire products. He served as president and chief executive officer and a member of the board of directors of Brad Ragan, Inc. (a 75% owned public subsidiary of Goodyear) from 1988 to 1996, and vice chairman of the board of directors from 1994 to 1996, when he was named vice president, original equipment tire sales world wide at Goodyear. From 1998 until his retirement in 2000, he was again elected president and chief executive officer and vice chairman of the board of directors of Brad Ragan, Inc. Mr. Brophey has a business degree from Ohio Valley College and attended advanced management programs at Kent State University, Northwestern University, Morehouse College and Columbia University.

     Peter A. Cohen, Director. Mr. Cohen was elected as a director of Portfolio Recovery Associates in 2002. Mr. Cohen began his career on Wall Street at Reynolds & Co. in 1969. In 1970, he joined the firm which would later become Shearson Lehman Brothers. In 1981, when Shearson merged with American Express, he was appointed president and chief operating officer. From 1983 to 1990, he served as chairman and chief executive officer of Shearson. From 1991 to 1994, Mr. Cohen served as an advisor and vice chairman of the board of Republic New York Corporation. In 1994, he started what is today Ramius Capital Group, an investment management business, which currently has $3 billion of assets under management. Mr. Cohen has served on numerous boards of directors, including the New York Stock Exchange, the American Express Company, Olivetti SpA, and Telecom SpA. Currently, he sits on the boards of Presidential Life Corporation, The Mount-Sinai-NYU Medical Center & Health System, Kroll Inc., and Titan Corporation. Mr. Cohen has an MBA from Columbia University and a Bachelor’s Degree from Ohio State University.

     David N. Roberts, Director. Mr. Roberts has been a director of Portfolio Recovery Associates since its formation in 1996. Mr. Roberts joined Angelo Gordon in 1993. He manages the firm’s private equity and special situations area and was the founder of the firm’s opportunistic real estate area. Mr. Roberts has invested in a wide variety of real estate, corporate and special situations transactions. Prior to joining Angelo, Gordon Mr. Roberts was a principal at Gordon Investment Corporation, a Canadian merchant bank from 1989 to 1993, where he participated in a wide variety of principal transactions including investments in the real estate, mortgage banking and food industries. Prior to joining Gordon Investment Corporation, he worked in the Corporate Finance Department of L.F. Rothschild where he specialized in mergers and acquisitions. He has a B.S. degree in economics from the Wharton School of the University of Pennsylvania.

     James M. Voss, Director. Mr. Voss was elected as a director of Portfolio Recovery Associates in 2002. Mr. Voss has more than 35 years experience as a senior finance executive. He currently heads Voss Consulting, Inc., serving as a consultant to community banks regarding policy, organization, credit risk management and strategic planning. From 1992 through 1998, he was with First Midwest Bank as executive vice president and chief credit officer. He served in a variety of senior executive roles during a 24 year career (1965-1989) with Continental Bank of Chicago, and was chief financial officer at Allied Products Corporation (1990-1991), a publicly traded (NYSE) diversified manufacturer. Currently, he serves on the board of Elgin State Bank. Mr. Voss has both an MBA and Bachelor’s Degree from Northwestern University.

Item 11.   Executive Compensation.

     The information required by Item 11 is incorporated herein by reference to the section labeled “Executive Compensation” in the Company’s definitive Proxy Statement in connection with the Company’s 2003 Annual Meeting of Stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement in connection with the Company’s 2003 Annual Meeting of Stockholders.

Item 13.   Certain Relationships and Related Transactions.

     The information required by Item 13 is incorporated herein by reference to the section labeled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement in connection with the Company’s 2003 Annual Meeting of Stockholders.

Item 14.   Controls and Procedures.

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      Financial Statements.

     The following financial statements of the Company are included in Item 8 of this Annual Report on Form 10-K:

(b)      Reports on Form 8-K.

     The Company filed a current report on Form 8-K on November 25, 2002 announcing its appointment of three new directors to its board, the signing of a lease for a facility in Hampton, Virginia and the agreement in principal with its primary lender, Westside Funding Corporation to modify the terms of its loan agreement.

(c)      Exhibits.

2.1	Equity Exchange Agreement between Portfolio Recovery Associates, L.L.C. and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1.)
3.1	Amended and Restated Certificate of Incorporation of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1.)
3.2	Amended and Restated By-Laws of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1.)
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1.)
4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1.)
10.1	Credit Agreement, dated as of December 30, 1999, by and between PRA AG Funding, LLC, AG PRA 1999 Funding Co., LLC. (Incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1.)
10.2	Loan Agreement, dated July 20, 2000, by and between PRA Holding I, LLC, Bank of America, N.A. and Portfolio Recovery Associates, LLC. (Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1.)
10.3	Loan and Security Agreement, dated September 18, 2001, by and between Westside Funding Corporation, PRA III, LLC, Portfolio Recovery Associates, L.L.C., PRA Receivables Management, LLC (d/b/a Anchor Receivables Management), PRA II, LLC and PRA Holding I, LLC. (Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1.)
10.4	First Amendment to Loan and Security Agreement, dated December 18, 2002, by and between Westside Funding Corporation, PRA III, LLC, Portfolio Recovery Associates, L.L.C., PRA Receivables Management, LLC (d/b/a Anchor Receivables Management), PRA II, LLC and PRA Holding I, LLC.
10.5	Business Loan Agreement, dated June 28, 2002, by and between PRA AG Funding, LLC and RBC Centura Bank. (Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1.)

10.6	Business Loan Agreement, dated September 24, 2001, by and between PRA Holding I, LLC, Bank of America, N.A. and Portfolio Recovery Associates, L.L.C. (Incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1.)
10.7	Amendment to Business Loan Agreement, dated February 20, 2002, by and between PRA Holding I, LLC, Bank of America, N.A. and Portfolio Recovery Associates, L.L.C. (Incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1.)
10.8	Employment Agreement, dated December 8, 2002, by and between Steven D. Fredrickson and Portfolio Recovery Associates, Inc.
10.9	Employment Agreement, dated December 8, 2002, by and between Kevin P. Stevenson and Portfolio Recovery Associates, Inc.
10.10	Employment Agreement, dated December 8, 2002, by and between Craig A. Grube and Portfolio Recovery Associates, Inc.
10.11	Employment Agreement, dated December 20, 2002, by and between Andrew J. Holmes and Portfolio Recovery Associates, Inc.
10.12	Employment Agreement, dated December 27, 2002, by and between James L. Keown and Portfolio Recovery Associates, Inc.
10.13	Employment Agreement, dated December 8, 2002, by and between Judith S. Scott and Portfolio Recovery Associates, Inc.
10.14	Portfolio Recovery Associates, Inc. 2002 Stock Option Plan. (Incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1.)
10.15	Riverside Commerce Center Office Lease, dated February 12, 1999, by and between Riverside Investors, L.C. and Portfolio Recovery Associates, L.L.C. (Incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1.)
10.16	First Amendment to Riverside Commerce Center Office Lease, dated April 27, 1999, by and between Riverside Investors, L.C. and Portfolio Recovery Associates, L.L.C. (Incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1.)
10.17	Second Amendment to Riverside Commerce Center Office Lease, dated September 29, 2000, by and between Riverside Investors, L.C. and Portfolio Recovery Associates, L.L.C. (Incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-1.)
10.18	Office Lease, dated November 13, 2002, by and between NetCenter Partners, LLC and Portfolio Recovery Associates, L.L.C. (Incorporated by reference to Exhibit 10.16 of the Form 10-Q for the period ended September 30, 2002.)
21.1	Subsidiaries of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1.)
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included on signature page).
99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portfolio Recovery Associates, Inc. (Registrant)

Dated: March 17, 2003	By:/s/ Steven D. Fredrickson Steven D. Fredrickson President, Chief Executive Officer and Chairman of the Board

By:/s/ Kevin P. Stevenson Kevin P. Stevenson Chief Financial Officer, Senior Vice President, Treasurer and Assistant Secretary

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints Steven D. Fredrickson and Kevin P. Stevenson, his true and lawful attorneys-in-fact, with full power of substitution and resubstitution for him and on his behalf, and in his name, place and stead, in any and all capacities to execute and sign any and all amendments or post-effective amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof and the Registrant hereby confers like authority on its behalf.

     In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated,

Dated: March 17, 2003	By:/s/ Steven D. Fredrickson Steven D. Fredrickson President and Chief Executive Officer

Dated: March 17, 2003	By:/s/ Kevin P. Stevenson Kevin P. Stevenson Chief Financial Officer, Senior Vice President, Treasurer and Assistant Secretary

Dated: March 17, 2003	By:/s/ William P. Brophey William P. Brophey Director

Dated: March 17, 2003	By:/s/ Peter A. Cohen Peter A. Cohen Director

Dated: March 17, 2003	By:/s/ David N. Roberts David Roberts Director

Dated: March 17, 2003	By:/s/ James M. Voss James M. Voss

CERTIFICATIONS

I, Steven D. Fredrickson, certify that:

1.	I have reviewed this annual report on Form 10-K of PORTFOLIO RECOVERY ASSOCIATES, INC.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	By:	/s/ Steven D. Fredrickson Steven D. Fredrickson Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

I, Kevin P. Stevenson, certify that:

1.	I have reviewed this annual report on Form 10-K of PORTFOLIO RECOVERY ASSOCIATES, INC.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	By:	/s/ Kevin P. Stevenson Kevin P. Stevenson Chief Financial Officer, Senior Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)