Form 10-K/A
period 2002-12-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2003-03-21
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

______	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) ACT OF 1934 OF THE SECURITIES EXCHANGE

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

EXPLANATORY NOTE

     This Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2002 of Portfolio Recovery Associates, Inc., is being filed solely to remove Exhibit 23.1, which was erroneously filed. Other than this correction, none of the information contained in the Annual Report on Form 10-K filed on March 17, 2003 has been revised or amended.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Financial Statements.

     The following financial statements of the Company are included in Item 8 of the Annual Report on Form 10-K:

(b)  Reports on Form 8-K.

     The Company filed a current report on Form 8-K on November 25, 2002 announcing its appointment of three new directors to its board, the signing of a lease for a facility in Hampton, Virginia and the agreement in principal with its primary lender, Westside Funding Corporation to modify the terms of its loan agreement.

(c)  Exhibits.

2.1	Equity Exchange Agreement between Portfolio Recovery Associates, L.L.C. and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1.)

3.1	Amended and Restated Certificate of Incorporation of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1.)

3.2	Amended and Restated By-Laws of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1.)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1.)

4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1.)

10.1	Credit Agreement, dated as of December 30, 1999, by and between PRA AG Funding, LLC, AG PRA 1999 Funding Co., LLC. (Incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1.)

10.2	Loan Agreement, dated July 20, 2000, by and between PRA Holding I, LLC, Bank of America, N.A. and Portfolio Recovery Associates, LLC. (Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1.)

10.3	Loan and Security Agreement, dated September 18, 2001, by and between Westside Funding Corporation, PRA III, LLC, Portfolio Recovery Associates, L.L.C., PRA Receivables Management, LLC (d/b/a Anchor Receivables Management), PRA II, LLC and PRA Holding I, LLC. (Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1.)

10.4	First Amendment to Loan and Security Agreement, dated December 18, 2002, by and between Westside Funding Corporation, PRA III, LLC, Portfolio Recovery Associates, L.L.C., PRA Receivables Management, LLC (d/b/a Anchor Receivables Management), PRA II, LLC and PRA Holding I, LLC. (Incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K for the year ended December 31, 2002.)

10.5	Business Loan Agreement, dated June 28, 2002, by and between PRA AG Funding, LLC and RBC Centura Bank. (Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1.)

10.6	Business Loan Agreement, dated September 24, 2001, by and between PRA Holding I, LLC, Bank of America, N.A. and Portfolio Recovery Associates, L.L.C. (Incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1.)

10.7	Amendment to Business Loan Agreement, dated February 20, 2002, by and between PRA Holding I, LLC, Bank of America, N.A. and Portfolio Recovery Associates, L.L.C. (Incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1.)

10.8	Employment Agreement, dated December 8, 2002, by and between Steven D. Fredrickson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K for the year ended December 31, 2002.)

10.9	Employment Agreement, dated December 8, 2002, by and between Kevin P. Stevenson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2002.)

10.10	Employment Agreement, dated December 8, 2002, by and between Craig A. Grube and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2002.)

10.11	Employment Agreement, dated December 8, 2002, by and between Andrew J. Holmes and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 2002.)

10.12	Employment Agreement, dated December 27, 2002, by and between James L. Keown and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K for the year ended December 31, 2002.)

10.13	Employment Agreement, dated December 8, 2002, by and between Judith S. Scott and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K for the year ended December 31, 2002.)

10.14	Portfolio Recovery Associates, Inc. 2002 Stock Option Plan. (Incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1.)

10.15	Riverside Commerce Center Office Lease, dated February 12, 1999, by and between Riverside Investors, L.C. and Portfolio Recovery Associates, L.L.C. (Incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1.)

10.16	First Amendment to Riverside Commerce Center Office Lease, dated April 27, 1999, by and between Riverside Investors, L.C. and Portfolio Recovery Associates, L.L.C. (Incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1.)

10.17	Second Amendment to Riverside Commerce Center Office Lease, dated September 29, 2000, by and between Riverside Investors, L.C. and Portfolio Recovery Associates, L.L.C. (Incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-1.)

10.18	Office Lease, dated November 13, 2002, by and between NetCenter Partners, LLC and Portfolio Recovery Associates, L.L.C. (Incorporated by reference to Exhibit 10.16 of the Form 10-Q for the period ended September 30, 2002.)

21.1	Subsidiaries of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1.)

24.1	Powers of Attorney. (Incorporated by reference to Exhibit 24.1 of the Annual Report on Form 10-K for the year ended December 31, 2002.)

99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 99.1 of the Annual Report on Form 10-K for the year ended December 31, 2002.)

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portfolio Recovery Associates, Inc. (Registrant)

Date:	March 21, 2003	By: /s/ Steven D. Fredrickson
Steven D. Fredrickson
President, Chief Executive Officer
and Chairman of the Board

Date:	March 21, 2003	By: /s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial Officer, Senior Vice President,
Treasurer and Assistant Secretary

CERTIFICATIONS

I, Steven D. Fredrickson, certify that:

1.	I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of PORTFOLIO RECOVERY ASSOCIATES, INC.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 21, 2003	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

I, Kevin P. Stevenson, certify that:

1.	I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of PORTFOLIO RECOVERY ASSOCIATES, INC.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 21, 2003	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial Officer, Senior Vice President,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)