Form 10-Q
period 2003-03-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2003-04-30
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
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

YES X	NO ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ____	NO X

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2003

Common Stock, $0.01 par value	13,550,000

PORTFOLIO RECOVERY ASSOCIATES, INC.

INDEX

		Page(s)

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Position as of March 31, 2003 and December 31, 2002 (unaudited)	3

	Consolidated Statements of Operations (unaudited) Three months ended March 31, 2003 and 2002	4

	Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2003 and 2002	5

	Notes to Consolidated Financial Statements (unaudited)	6-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-26

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	27

Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	28

Item 6.	Exhibits and Reports on Form 8-K	28

SIGNATURES		29

CERTIFICATIONS		30-32

Exhibit 99.1 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		30-32

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
March 31, 2003 and December 31, 2002
(unaudited)

	March 31,	December 31,
Assets	2003	2002

Cash and cash equivalents	$12,071,674	$17,938,730
Finance receivables, net	74,418,221	65,526,235
Property and equipment, net	4,996,227	3,794,254
Other assets	1,210,642	1,008,168

Total assets	$92,696,764	$88,267,387

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$862,515	$1,363,833
Accrued expenses	332,937	745,754
Income taxes payable	2,602,709	937,231
Accrued payroll and bonuses	1,494,726	2,861,336
Deferred tax liability	367,583	286,882
Long-term debt	924,843	965,582
Obligations under capital lease	618,002	499,151

Total liabilities	7,203,315	7,659,769

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000,000, issued and outstanding shares - 0
Common stock, par value $0.01, authorized shares, 30,000,000, issued and outstanding shares - 13,550,000 at March 31, 2003, and 13,520,000 at December 31, 2002	135,500	135,200
Additional paid in capital	78,696,036	78,308,754
Retained earnings	6,661,913	2,163,664

Total stockholders’ equity	85,493,449	80,607,618

Total liabilities and stockholders’ equity	$92,696,764	$88,267,387

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OPERATIONS
For the Three Months Ended March 31, 2003 and 2002
(unaudited)

	2003	2002

Revenues:
Income recognized on finance receivables	$17,617,823	$11,181,488
Commissions	697,741	375,917

Total revenue	18,315,564	11,557,405

Operating expenses:
Compensation and employee services	6,393,052	5,067,652
Outside legal and other fees and services	2,817,347	1,291,266
Communications	633,644	449,510
Rent and occupancy	244,950	172,524
Other operating expenses	473,318	306,298
Depreciation	300,164	211,161

Total operating expenses	10,862,475	7,498,411

Income from operations	7,453,089	4,058,994

Other income and (expense):
Interest income	19,977	1,699
Interest expense	(75,946)	(527,992)

Income before income taxes	7,397,120	3,532,701

Provision for income taxes	2,898,871	—

Net income	$4,498,249	$3,532,701

Pro forma income taxes		1,365,742

Pro forma net income		$2,166,959

Net income/Pro forma net income per common share
Basic	$0.33	$0.22
Diluted	$0.29	$0.19
Weighted average number of shares outstanding
Basic	13,545,000	10,000,000
Diluted	15,591,007	11,484,846

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2002
(unaudited)

	2003	2002

Operating activities:
Net income	$4,498,249	$3,532,701
Adjustments to reconcile net income to cash provided by operating activities:
Increase in equity from vested options and warrants	88,023	—
Income tax benefit related to stock option exercise	193,138	—
Depreciation	300,164	211,161
Deferred tax expense	80,701	—
Changes in operating assets and liabilities:
Other assets	(202,474)	(6,689)
Accounts payable	(501,318)	284,743
Income taxes payable	1,665,478	—
Accrued expenses	(412,817)	57,860
Accrued payroll and bonuses	(1,366,610)	(744,567)

Net cash provided by operating activities	4,342,534	3,335,209

Cash flows from investing activities:
Purchases of property and equipment	(1,308,456)	(168,868)
Acquisition of finance receivables, net of buybacks	(17,649,590)	(5,611,064)
Collections applied to principal on finance receivables	8,757,604	6,773,226

Net cash (used in)/provided by investing activities	(10,200,442)	993,294

Cash flows from financing activities:
Initial Public Offering costs	(19,579)	—
Proceeds from exercise of options	126,000	—
Distribution of capital	—	(2,000,000)
Proceeds from long-term debt	—	500,000
Payments on long-term debt	(40,739)	(18,477)
Payments on capital lease obligations	(74,830)	(93,785)

Net cash used in financing activities	(9,148)	(1,612,262)

Net (decrease)/increase in cash and cash equivalents	(5,867,056)	2,716,241

Cash and cash equivalents, beginning of period	17,938,730	4,780,399

Cash and cash equivalents, end of period	$12,071,674	$7,496,640

Supplemental disclosure of cash flow information:
Cash paid for interest	$73,736	$372,195

Noncash investing and financing activities:
Capital lease obligations incurred	193,681	38,896
Basis — swap contract	—	273,192

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Organization and Business:
Portfolio Recovery Associates, Inc. was formed in August 2002. On November 8, 2002, Portfolio Recovery Associates, Inc. completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of Portfolio Recovery Associates, LLC (“PRA”) were exchanged on a one to one basis for warrants and shares of a single class of common stock of Portfolio Recovery Associates, Inc. (“PRA Inc”). PRA II, LLC, a special purpose borrowing entity (“PRA II”), was dissolved immediately prior to the IPO. PRA Inc now owns all outstanding membership units of PRA and PRA Receivables Management, LLC (d/b/a Anchor Receivables Management) (“Anchor”). PRA owns all of the membership units of PRA III, LLC, a special purpose borrowing entity (“PRA III”), PRA Funding, LLC, whose name was changed from PRA AG Funding, LLC in February 2003 (“PRA Funding”), and PRA Holding I, LLC, an entity established to hold real property (“PRA Holding I”). PRA Inc, a Delaware corporation and its subsidiaries (collectively, the “Company”), purchases, collects and manages portfolios of defaulted consumer receivables. The defaulted consumer receivables the Company collects are in substantially all cases either purchased from the credit originator or are collected on behalf of clients on a commission fee basis. This is primarily accomplished by maintaining a staff of highly skilled collectors whose purpose is to contact the customers and arrange payment of the debt. Secondarily, PRA has contracted with independent attorneys to allow the Company to undertake legal action to satisfy the outstanding debt.

The consolidated financial statements of the Company include the accounts of PRA, PRA II, PRA Funding, PRA Holding I, Anchor and PRA III.

The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2003, its results of operations for the three month periods ended March 31, 2003 and 2002, and its cash flows for the three-month periods ended March 31, 2003 and 2002, respectively. The results of operations of the Company for the three-month periods ended March 31, 2003 and 2002 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, filed for the year ended December 31, 2002.

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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in finance receivables for the three months ended March 31, 2003 and 2002 were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

Balance at beginning of period	$65,526,235	$47,986,744

Acquisitions of finance receivables, net of buybacks	17,649,590	5,611,065

Cash collections	(26,375,427)	(17,954,714)
Income recognized on finance receivables	17,617,823	11,181,488

Cash collections applied to principal	(8,757,604)	(6,773,226)

Balance at end of period	$74,418,221	$46,824,583

Estimated Remaining Collections (“ERC”)	$237,557,760	$147,150,751

At the time of acquisition, the life of each pool is generally set at between 60 and 72 months based upon the proprietary models of the Company. As of March 31, 2003 the Company has $74,418,221 in finance receivables included in the Statement of Financial Position. Based upon current projections, cash collections applied to principal will be as follows for the twelve months in the periods ending:

March 31, 2004	$26,530,018
March 31, 2005	21,292,680
March 31, 2006	13,680,968
March 31, 2007	8,913,916
March 31, 2008	3,694,653
March 31, 2009	305,986

3. Revolving Lines of Credit:

On September 18, 2001, PRA III arranged with a commercial lender to provide financing under a revolving line of credit of up to $40 million. The agreement was amended on December 18, 2002 to reduce the available credit to $25 million, causing a reduction in the borrowing spread and an increase in the unused line fee. This line of credit is collateralized by all receivables, collections on receivables and assets of PRA III. The agreement expires September 15, 2005. Interest is variable based on LIBOR. No amount was outstanding at March 31, 2003 and December 31, 2002. Restrictive covenants under this agreement include:

•	restrictions on monthly borrowings in excess of $4 million per month and quarterly borrowings in excess of $10 million;

•	a maximum leverage ratio, defined as total liabilities less subordinated debt divided by tangible net worth plus subordinated debt, of not greater than 4 to 1 and quarterly net income of at least $0.01, calculated on a consolidated basis;

•	a restriction on distributions in excess of 75% of the Company’s net income for any year;

•	compliance with certain special purpose vehicle and corporate separateness covenants; and

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•	restrictions on change of control.

As of March 31, 2003 the Company is in compliance with all of the covenants of this agreement.

In addition, PRA Funding maintains a $2.5 million revolving line of credit with RBC Centura Bank which extends through July 2003. The line of credit bears variable interest based on LIBOR. The terms of this agreement require that the Company maintain a current ratio of 1.6:1.0 or greater, the current ratio being defined to include finance receivables as a current asset and to include the credit facility outstanding balance in place as of March 31, 2003 as a current liability. The agreement further requires that the Company maintain a debt to tangible net worth ratio of 1.5:1.0 or less and a minimum balance sheet cash position at month end of $2 million. Distributions are limited under the terms of the facility to 75% of net income. As of March 31, 2003, the Company is in full compliance with these covenants. This $2.5 million facility had no amounts outstanding as of March 31, 2003 or December 31, 2002.

4.     Property and Equipment:
Property and equipment, at cost, consist of the following as of the dates indicated:

	March 31,	December 31,
	2003	2002

Software	$1,637,420	$1,431,938
Computer equipment	1,842,847	1,435,795
Furniture and fixtures	1,147,951	942,178
Equipment	1,474,393	1,037,372
Leasehold improvements	580,416	343,329
Building and improvements	1,136,762	1,136,762
Land	100,515	100,515
Less accumulated depreciation	(2,924,077)	(2,633,635)

Net property and equipment	$4,996,227	$3,794,254

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

Expenses incurred related to the swap agreement were interest expenses of $0 and $85,845 for the three months ending March 31, 2003 and 2002, respectively. The net interest payments are a component of “Interest Expense” on the income statement and a reduction of net income in the cash flow statement.

6.     Long-Term Debt:

In July 2000, the Company purchased a building in Hutchinson, Kansas. The building was financed with a commercial loan for $550,000 with a variable interest rate based on LIBOR. This commercial loan is collateralized by the real estate in Kansas. Interest rates varied between 3.35% and 3.79% in the first three months of 2003 and 3.83% and 4.37% in the first three months of 2002. Monthly principal payments on the loan are $4,583 for an amortized term of 10 years. A balloon payment of $275,000 is due July 21, 2005, which results in a five-year principal payout. The loan matures July 21, 2005.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Annual payments including interest on all loans outstanding as of March 31, 2003 are as follows:

2003	$164,051
2004	216,248
2005	465,456
2006	121,905
2007	88,174

1,055,834
Less amount representing interest	(130,991)

Principal due	$924,843

Under each of the commercial loans discussed above, the Company is subject to certain covenants, the most restrictive of which include minimum net worth requirements and the maintenance of certain financial ratios. As of March 31, 2003 and December 31, 2002, the Company was in compliance with all such debt covenants.

7.     Stockholders’ Equity:

As a result of the IPO on November 8, 2002, the Company issued 3,470,000 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $12.09 per share. In addition, another 1,015,000 shares were sold by a non-employee stockholder, PRA Investments, LLC, which did not result in any additional proceeds being received by the Company. Immediately following the IPO, the Company had 13,470,000 shares outstanding, not including any shares issued for reserved options or warrants. The IPO resulted in all outstanding units of PRA, and all outstanding warrants to acquire units of PRA, being exchanged for shares and options in PRA Inc. on a one to one basis.

Prior to the IPO, the PRA management committee was authorized to issue warrants to partners, employees or vendors to purchase membership units. Generally, warrants granted had a term between 5 and 7 years and vest within 3 years. Warrants have been issued at or above the fair market value on the date of grant. Warrants vest and expire according to terms established at the grant date.

The following summarizes all warrant and option related transactions from December 31, 1999 through March 31, 2003:

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Warrants	Weighted
	and	Average
	Options	Exercise
	Outstanding	Price

December 31, 1999	2,325,000	$4.17
Granted	65,000	4.20
Exercised	—	—
Cancelled	(230,000)	4.20

December 31, 2000	2,160,000	4.17
Granted	155,000	4.20
Exercised	—	—
Cancelled	(120,000)	4.20

December 31, 2001	2,195,000	4.17
Granted	870,000	12.88
Exercised	(50,000)	4.20
Cancelled	(22,150)	9.03

December 31, 2002	2,992,850	$6.66
Granted	—	—
Exercised	(30,000)	4.20
Cancelled	(1,000)	13.00

March 31, 2003	2,961,850	$6.69

At March 31, 2003, the Company had 2,961,850 warrants and options outstanding. The total outstanding was comprised of 2,155,000 warrants and 806,850 options. At March 31, 2003, 2,105,000 warrants were exercisable and none of the 806,850 options outstanding were exercisable. All but 225,000 warrants and options were issued to employees and operating members of the Company. Of the 225,000 warrants and options issued to non-employees, 125,000 warrants were issued to an affiliate of Angelo, Gordon & Company, the Company’s majority stockholder, and 80,000 warrants were issued and vested to SMR Research Corporation, a vendor of the Company in connection with a business agreement to utilize certain software, and 20,000 options to the Board of Directors. Of the 80,000 warrants granted to SMR Research Corporation in 1999, 20,000 vested immediately and 60,000 vested in the following year. The 125,000 warrants granted to AG 1999 in 1999 vested immediately. During the three months ended March 31, 2003 and 2002, no warrants or options were issued. Of the warrants outstanding at the IPO, 50,000 have not vested.

The following information is as of March 31, 2003:

	Warrants and Options Outstanding			Warrants and Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$ 4.20	1,980,000	3.01	$4.20	1,980,000	$4.20
$ 3.60	125,000	2.00	$3.60	125,000	$3.60
$10.00	50,000	5.20	$10.00	—	$10.00
$13.00	791,850	7.60	$13.00	—	$13.00
$16.16	15,000	7.60	$16.16	—	$16.16

Total at March 31, 2003	2,961,850	4.25	$6.69	2,105,000	$4.16

At March 31, 2003, the Company has one stock-based employee compensation plan. Prior to November 8, 2002, the Company accounted for warrants issued under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

cost is reflected in pro forma net income for the three months ended March 31, 2002. Effective January 1, 2002, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the company’s plan vest over a five year period. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

Net income/Pro forma net income:	2003	2002

As reported	$4,498,249	$2,166,959
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	52,337	—
Less: Total stock based compensation expense determined under intrinsic value method for all awards, net of related tax effects	(52,337)	(2,654)

Pro forma net income	$4,498,249	$2,164,305

Earnings per share:
Basic — as reported	$0.33	$0.22
Basic — pro forma	$0.33	$0.22

Diluted — as reported	$0.29	$0.19
Diluted — pro forma	$0.29	$0.19

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

The fair value model utilizes the risk-free interest rate at grant with an expected exercise date sometime in the future generally assuming an exercise date in the first half of 2005. In addition, warrant valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Prior to the IPO, the Company’s warrants had characteristics significantly different from those of traded warrants, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of employee warrants granted during the years ended December 31, 2002, 2001 and 2000 was $1.24, $0.35, and $0.21, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Effective December 30, 1999, PRA’s management committee issued warrants to acquire 125,000 membership units to an affiliate of Angelo, Gordon & Co. The warrants immediately vested and are exercisable at $3.60 per unit. The warrants are exercisable in whole or in part and expire March 31, 2005. As these warrants are not issued as compensation to an employee or operating member of the Company, an expense of $0 and $4,267 was incurred and recognized during the three months ended March 31, 2003 and 2002, respectively. The value of the warrants was calculated using the fair value approach as designated by SFAS 123, which utilizes a comparison of the discounted value of the underlying units discounted using a risk-free interest rate at the date of grant.

Effective August 18, 1999, PRA’s management committee issued warrants to acquire 200,000 membership units to SMR Research Corporation. The warrants were to vest over a 60 month period and are exercisable at $4.20 per unit. The warrants vested as to 80,000 membership units and the remaining 120,000 membership units were cancelled upon the termination of an agreement between the Company and SMR Research Corporation. The value of the warrants was calculated using the intrinsic method and no expense was recognized on these warrants. The fair value approach was then applied, as designated by SFAS 123, which utilizes a comparison of the discounted value of the underlying units discounted using a risk-free interest rate at the date of grant, these warrants were shown to have a negative present value and as such no expense has been recorded. All warrants have been exercised and none are outstanding as of March 31, 2003.

8.     Commitments and Contingencies:

Employment Agreements:
The Company has eight employment agreements with each of its executive and senior management group, the terms of which expire on March 31, 2004 or December 31, 2005. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Estimated remaining compensation under these agreements is approximately $3,077,263. The agreements also contain confidentiality and non-compete provisions.

Leases:
The Company is party to various operating and capital leases with respect to its facilities and equipment. Please refer to the Company’s consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K, as amended as filed with the Securities and Exchange Commission for discussion of these leases.

Litigation:
The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of any pending legal proceedings will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

9.     Income Taxes:

Prior to November 8, 2002, the Company was organized as a limited liability company, taxed as a partnership, and as such was not subject to federal or state income taxes. Immediately before the IPO, the Company was reorganized as a corporation and became subject to income taxes.

The income tax expense recognized for 2003 is composed of the following:

	Federal	State	Total

Current tax expense	$2,365,401	452,769	$2,818,170
Deferred tax expense	88,949	(8,248)	80,701

Total income tax expense	$2,454,350	$444,521	$2,898,871

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company also recognized a net deferred tax liability of $367,583 as of March 31, 2003 and $286,882 as of December 31, 2002. The components of this net liability are:

	2003	2002

Deferred tax assets:
Deferred compensation	$13,072	$14,872
FAS123 expense	82,627	47,997

Total deferred tax asset	95,699	62,869

Deferred tax liabilities:
Depreciation	394,691	260,125
Prepaid expenses	68,591	89,626

Total deferred tax liability	463,282	349,751

Net deferred tax liability	$367,583	$286,882

A valuation allowance has not been provided at March 31, 2003 or December 31, 2002 since management believes it is more likely than not that the deferred tax assets will be realized.

The Company presented pro forma tax information assuming it has been a taxable corporation since inception and assuming tax rates equal to the rates that would have been in effect had it been required to report income tax expense in such years. A reconciliation of the Company’s statutory tax rates to the effective tax rates for the three months ended March 31, 2003 and the pro forma income tax expense for the three months ended March 31, 2002, consists of the following components:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2003	2002

Federal tax at statutory rates	$2,588,992	$1,236,445
State tax expense, net of federal benefit	288,939	137,775
Other	20,940	(8,478)

Total income tax expense	$2,898,871	$1,365,742

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

Results of Operations

     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	For the Three Months
	Ended March 31,
	2003	2002

Revenues:
Income recognized on finance receivables	96.2%	96.7%
Commissions	3.8%	3.3%

Total revenue	100.0%	100.0%
Operating expenses:
Compensation and employee services	34.9%	43.8%
Outside legal and other fees and services	15.4%	11.2%
Communications	3.5%	3.9%
Rent and occupancy	1.3%	1.5%
Other operating expenses	2.6%	2.7%
Depreciation	1.6%	1.8%

Total operating expenses	59.3%	64.9%

Income from operations	40.7%	35.1%
Other income and (expense):
Interest income	0.1%	0.0%
Interest expense	-0.4%	-4.6%

Income before income taxes	40.4%	30.6%
Provision for income taxes	15.8%	0.0%

Net income	24.6%	30.6%

Pro forma income taxes		11.8%

Pro forma net income (1)		18.7%

(1)	Until November 8, 2002, the Company was structured as a limited liability company. As a limited liability company the Company was not subject to Federal or state corporate income taxes. For comparison purposes, the Company has presented pro forma net income for the three months ended March 31, 2002, which reflects income taxes assuming the Company had been a corporation since the time of its formation and assuming tax rates equal to the rates that would have been in effect had the Company been required to report tax expense in such years.

Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002

Revenue

     Total revenue was $18.3 million for the three months ended March 31, 2003, an increase of $6.7 million or 57.8% compared to total revenue of $11.6 million for the three months ended March 31, 2002.

Income Recognized on Finance Receivables

     Income recognized on finance receivables was $17.6 million for the three months ended March 31, 2003, an increase of $6.4 million or 57.1% compared to income recognized on finance receivables of $11.2 million for the three months ended March 31, 2002. The majority of the increase was due to an increase in the Company’s cash collections on its owned defaulted consumer receivables to $26.4 million from $18.0 million, an increase of 46.7%. Over the previous 21 months, the Company has experienced an acceleration of the increase in its collector productivity resulting in an acceleration of its performance in cash collections compared to projections. This performance has led to lower amortization rates as the Company’s projected multiple of cash collections to purchase price has increased. The Company’s amortization rate on owned portfolio for the three months ended March 31, 2003 was 33.2% while for the three months ended March 31, 2002 it was 37.7%. During the three months ended March 31, 2003, the Company acquired defaulted consumer receivables portfolios with an aggregate face value amount of $831.4 million at a cost of $17.7 million. During the three months ended March 31, 2002, the Company acquired defaulted consumer receivable portfolios with an aggregate face value of $203.6 million at a cost of $5.5 million. The Company’s relative cost of acquiring defaulted consumer receivable portfolios decreased from 2.70% of face value for the three months ended March 31, 2002 to 2.13% of face value for the three months ended March 31, 2003.

Commissions

     Commissions paid to the Company as a result of its contingent fee collection activities were $698,000 for the three months ended March 31, 2003, an increase of $322,000 or 85.6% compared to commissions of $376,000 for the three months ended March 31, 2002. Commissions increased as business volume increased substantially in the Company’s contingent fee collection business.

Operating Expenses

     Total operating expenses were $10.9 million for the three months ended March 31, 2003, an increase of $3.4 million or 45.3% compared to total operating expenses of $7.5 million for the three months ended March 31, 2002. Total operating expenses, including compensation expenses, were 40.1% of cash receipts excluding sales for the three months ended March 31, 2003 compared with 40.9% for the same period in 2002.

Compensation

     Compensation expenses were $6.4 million for the three months ended March 31, 2003, an increase of $1.3 million or 25.5% compared to compensation expenses of $5.1 million for the three months ended March 31, 2002. Compensation expenses increased as total employees grew to 688 at March 31, 2003 from 509 at March 31, 2002. Compensation expenses as a percentage of cash receipts excluding sales decreased to 23.6% for the three months ended March 31, 2003 from 27.6% of cash receipts excluding sales for the same period in 2002.

Legal, Accounting and Outside Fees and Services

     Legal, accounting and outside fees and services expenses were $2.8 million for the three months ended March 31, 2003, an increase of $1.5 million or 115.4% compared to legal, accounting and outside fees and services expenses of $1.3 million for the three months ended March 31, 2002. The increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth the Company experienced in its portfolio of defaulted consumer receivables, and a portfolio management strategy shift implemented in mid 2002. This strategy resulted in the Company referring to the legal suit process previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations.

Communications

     Communications expenses were $634,000 for the three months ended March 31, 2003, an increase of $184,000 or 40.9% compared to communications expenses of $450,000 for the three months ended March 31, 2002. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 47.6% of this increase, while the remaining 52.4% is attributable to higher telephone expenses.

Rent and Occupancy

     Rent and occupancy expenses were $245,000 for the three months ended March 31, 2003, an increase of $72,000 or 41.6% compared to rent and occupancy expenses of $173,000 for the three months ended March 31, 2002. The increase was attributable to increased leased space due to the opening of a call center in Hampton, Virginia, a storage facility, an off-site administrative and mail handling site and contractual increases in annual rental rates. The Hampton call center accounted for $30,000 of the increase, the new storage facility accounted for $6,000 of the increase and the administrative/mail site accounted for $8,000 of the increase. The remaining increase was attributable to contractual increases in annual rental rates.

Other Operating Expenses

     Other operating expenses were $473,000 for the three months ended March 31, 2003, an increase of $167,000 or 54.6% compared to other operating expenses of $306,000 for the three months ended March 31, 2002. The increase was due to changes in taxes, fees and licenses, travel and meals and miscellaneous expenses. Taxes, fees and licenses increased by $42,000, travel and meals increased by $58,000 and miscellaneous expenses increased by $67,000.

Depreciation

     Depreciation expenses were $300,000 for the three months ended March 31, 2003, an increase of $89,000 or 42.2% compared to depreciation expenses of $211,000 for the three months ended March 31, 2002. The increase was attributable to continued capital expenditures on equipment, software and computers related to the Company’s continued growth, especially with the March 2003 opening of its new Hampton office and an associated $1.2 million in equipment purchases.

Interest Income

     Interest income was $20,000 for the three months ended March 31, 2003, an increase of $18,000 compared to interest income of $2,000 for the three months ended March 31, 2002. This increase is the result of investing in short term federally tax-exempt Auction Rate Certificates in late 2002 and into 2003, as compared to maintaining cash in the Company’s depository accounts.

Interest Expense

     Interest expense was $76,000 for the three months ended March 31, 2003, a decrease of $452,000 or 85.6% compared to interest expense of $528,000 for the three months ended March 31, 2002. This decrease is primarily the result of having no outstanding debt on the revolving line of credit at March 31, 2003 versus $25 million outstanding during the three months ended March 31, 2002.

Supplemental Performance Data

Owned Portfolio Performance:

     The following table groups the Company’s portfolio buying activity by year, showing the purchase price, actual cash collections and estimated remaining cash collections as of March 31, 2003.

($ in thousands)

			Estimated	Total	Total Estimated
		Actual Cash Collections	Remaining	Estimated	Collections to
Purchase Period	Purchase Price	Including Cash Sales	Collections	Collections	Purchase Price

1996	$3,080	$8,663	$427	$9,090	295.13%
1997	$7,685	$20,126	$1,335	$21,461	279.26%
1998	$11,122	$27,248	$3,069	$30,317	272.59%
1999	$18,910	$42,622	$11,091	$53,713	284.05%
2000	$25,055	$50,918	$25,277	$76,195	304.11%
2001	$33,531	$54,669	$52,886	$107,555	320.76%
2002	$42,812	$25,094	$99,609	$124,703	291.28%
2003	$17,794	$1,190	$43,863	$45,053	253.19%

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

     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates the Company’s ability to realize significant multi-year cash collection streams on its owned pools as of March 31, 2003.

($ in thousands)

Purchase	Cash Collection Period
Period	1996	1997	1998	1999	2000	2001	2002	2003 YTD	Total

1996	$548	$2,484	$1,890	$1,347	$1,025	$730	$496	$81	$8,602
1997	—	2,507	5,215	4,069	3,347	2,630	1,829	340	19,937
1998	—	—	3,776	6,807	6,398	5,152	3,948	822	26,903
1999	—	—	—	5,139	13,069	12,090	9,598	2,035	41,931
2000	—	—	—	—	6,894	19,498	19,478	4,587	50,457
2001	—	—	—	—	—	13,047	28,833	7,300	49,181
2002	—	—	—	—	—	—	15,072	10,021	25,094
2003	—	—	—	—	—	—	—	1,190	1,190

Total	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,254	$26,375	$223,294

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

     When the Company acquires a new pool of finance receivables, a 60-72 month projection of cash collections is created. The following chart shows the Company’s actual cash collections in relation to the aggregate of those original cash collection projections made at time of each respective pool purchase.

     The chart above includes cash collections including cash sales of finance receivables.

Owned Portfolio Personnel Performance:

The Company measures the productivity of each collector each month, breaking results into groups of similarly tenured collectors. The following three tables display various productivity measures tracked by the Company.

Collector by Tenure

Collector FTE at:	12/31/00	12/31/01	12/31/02	03/31/03

One year + [1]	109	151	210	218
Less than one year [2]	180	218	223	262
Total [2]	289	369	433	480

1 Calculated based on actual employees (collectors) with one year of service or more.
2 Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.

Monthly Cash Collections by Tenure 1

Average performance YTD	12/31/00	12/31/01	12/31/02	3/31/03

One year + [2]	$14,081	$15,205	$16,927	$18,897
Less than one year [3]	7,482	7,740	8,689	8,174

1 Cash collection numbers include only accounts assigned to collectors. Significant cash collections do occur on “unassigned” accounts.
2 Calculated using average YTD monthly cash collections of all collectors with one year or more of tenure.
3 Calculated using weighted average YTD monthly cash collections of all collectors with less than one year of tenure, including those in training.

YTD Cash Collections per Hour Paid 1

Average performance YTD	12/31/00	12/31/01	12/31/02	3/31/03

Total cash collections	$64.37	$77.20	$96.37	$114.41
Non-legal cash collections	$53.31	$66.87	$77.72	$87.55

1 Cash collections (assigned and unassigned) divided by total hours paid ( including holiday, vacation and sick time) to all collectors (including those in training).

Cash collections have substantially exceeded revenue in each quarter since the Company’s formation. The following chart and table illustrate the consistent excess of the Company’s cash collections on its owned portfolios over income recognized on finance receivables on a quarterly basis.

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

Quarterly Cash Receipts
($ in millions)

	Cash Collections	Commission	Cash Sales	Total Revenue
Q2-96	$0.0	$0.0	$0.0	$0.0
Q3-96	0.1	0.0	0.0	0.1
Q4-96	0.4	0.0	0.0	0.3
Q1-97	0.8	0.0	0.0	0.5
Q2-97	1.1	0.0	0.0	0.6
Q3-97	1.3	0.0	0.0	0.7
Q4-97	1.8	0.0	0.0	1.0
Q1-98	2.3	0.0	0.0	1.2
Q2-98	2.5	0.0	0.0	1.4
Q3-98	2.9	0.0	0.0	1.9
Q4-98	3.1	0.0	0.0	2.3
Q1-99	3.8	0.0	0.0	2.4
Q2-99	4.0	0.0	0.4	2.9
Q3-99	4.5	0.0	0.1	3.2
Q4-99	5.0	0.0	0.5	3.5
Q1-00	6.4	0.0	0.0	3.8
Q2-00	7.3	0.0	0.1	4.1
Q3-00	8.1	0.0	0.3	5.2
Q4-00	8.9	0.0	0.1	6.2
Q1-01	10.9	0.0	0.3	6.9
Q2-01	12.8	0.0	0.3	7.8
Q3-01	14.3	0.1	4.5	8.3
Q4-01	15.2	0.2	0.5	9.4
Q1-02	18.0	0.4	0.0	11.6
Q2-02	19.2	0.4	0.0	13.4

Q3-02	20.7	0.5	0.0	15.2
Q4-02	21.4	0.6	0.0	15.7
Q1-03	26.4	0.7	0.0	18.3

     The Company typically experiences some seasonality in its cash collections, with the first and second quarters being seasonally stronger.

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

Balance at beginning of period	$65,526,235	$47,986,744
Acquisitions of finance receivables, net of buybacks (1)	17,649,590	5,611,065
Cash collections applied to principal (2)	(8,757,604)	(6,773,226)
Cost of finance receivables sold, net	—	—

Balance at end of period	$74,418,221	$46,824,583

Estimated Remaining Collections (“ERC”)	$237,557,760	$147,150,751

(1)	Agreements to purchase receivables include general representations and warranties from the sellers covering account holder death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. The Company refers to repurchased accounts as buybacks.

(2)	Cash collections applied to principal consists of cash collections less income recognized on finance receivables.

The following tables categorize the Company’s owned portfolios as of March 31, 2003 into the major asset types and account types represented, respectively:

	No. of		Face Value of Defaulted		Finance Receivables, net as of
Asset Type	Accounts	%	Consumer Receivables	%	March 31, 2003%

Visa/MasterCard/Discover	927,081	26.4%	$3,330,763,145	52.2%	$33,998,739	45.7%
Consumer Finance	1,716,238	48.8%	1,530,029,950	24.0%	11,237,913	15.1%
Private Label Credit Cards	842,910	24.0%	1,363,259,010	21.4%	28,015,893	37.6%
Auto Deficiency	27,494	0.8%	156,009,655	2.4%	1,165,676	1.6%

Total:	3,513,723	100.0%	$6,380,061,760	100.0%	$74,418,221	100.0%

     As shown in the following chart, as of March 31, 2003 a majority of the Company’s portfolios are secondary and tertiary accounts but it purchases or services accounts at any point in the delinquency cycle.

			Face Value of Defaulted		Finance Receivables, net as of
Account Type	No. of Accounts	%	Consumer Receivables	%	March 31, 2003%

Fresh	132,739	3.8%	$491,059,214	7.7%	$7,589,551	10.2%
Primary	388,517	11.1%	1,332,387,175	20.9%	15,123,124	20.3%
Secondary	1,027,106	29.2%	2,256,085,000	35.4%	37,982,196	51.0%
Tertiary	1,772,777	50.4%	1,591,722,488	24.9%	11,571,349	15.6%
Other	192,584	5.5%	708,807,883	11.1%	2,152,001	2.9%

Total:	3,513,723	100.0%	$6,380,061,760	100.0%	$74,418,221	100.0%

     The Company also reviews the geographic distribution of accounts within a portfolio because it has found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into the Company’s maximum purchase price equation. As the following chart illustrates, as of March 31, 2003 the Company’s overall portfolio of defaulted consumer receivables is generally balanced geographically.

			Face Value of Defaulted Consumer
Geographic Distribution	No. of Accounts	%	Receivables	%

Texas	1,170,002	33%	$1,015,313,118	16%
California	277,314	8%	705,914,360	11%
Florida	197,195	6%	572,479,808	9%
New York	162,148	4%	531,468,782	8%
Pennsylvania	89,625	3%	240,973,279	4%
New Jersey	62,779	2%	194,393,104	3%
North Carolina	70,853	2%	191,333,987	3%
Illinois	72,581	2%	175,937,445	3%
Ohio	71,262	2%	170,348,368	3%
Massachusetts	62,331	2%	164,905,352	2%
Georgia	60,501	2%	162,604,864	2%
Michigan	59,070	2%	145,351,235	2%
Missouri	170,317	5%	144,022,300	2%
South Carolina	34,932	1%	117,544,190	2%
Virginia	42,349	1%	105,655,072	2%
Maryland	36,824	1%	104,599,078	2%
Tennessee	43,006	1%	102,283,842	2%
Arizona	37,517	1%	97,872,312	2%
Other	793,117	22%	1,437,061,266	22	%(1)

Total:	3,513,723	100%	$6,380,061,760	100%

(1)	Each state included in “Other” represents under 2% of the face value of total defaulted consumer receivables.

Liquidity and Capital Resources

     The Company utilizes its cash receipts to purchase new portfolios of defaulted consumer receivables, for capital expenditures and for general corporate working capital needs. During the first quarter of 2003, the Company met its cash flow needs through its operating activities.

     The Company’s operating activities provided cash of $4.3 million and $3.3 million for the three months ended March 31, 2003 and 2002, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received which increased from $11.6 million for the three months ended March 31, 2002 to $18.3 million for the three months ended March 31, 2003.

     The Company’s investing activities used cash of $10.2 million during the three months ended March 31, 2003 and provided cash of $1.0 million for the three months ended March 31, 2002. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, net of cash collections applied to the cost of the receivables.

     The Company’s financing activities used cash of $9,000 and $1.6 million for the three months ended March 31, 2003 and 2002, respectively. The Company made no borrowings during the three months ended March 31, 2003 and 2002 against its revolving line of credit. Cash used in financing activities is primarily driven by distributions of capital and payments on long term debt and capital lease obligations.

     Cash paid for interest expense was $74,000 and $372,000 for the three months ended March 31, 2003 and 2002, respectively. The majority of interest expenses were paid for lines of credit used to finance acquisitions of defaulted consumer receivable portfolios.

     PRA III maintains a $25.0 million revolving line of credit with Westside Funding Corporation (“Westside”) pursuant to an agreement entered into on September 18, 2001 and amended on December 18, 2002. The Company, as well as Anchor, and PRA Holding I which are wholly-owned subsidiaries of the Company are guarantors to this agreement. The credit facility bears interest at a spread over LIBOR and extends through September 15, 2005. The agreement provides for:

•	restrictions on monthly borrowings in excess of $4 million per month and quarterly borrowings in excess of $10 million;

•	a maximum leverage ratio, defined as total liabilities less subordinated debt divided by tangible net worth plus subordinated debt, of not greater than 4 to 1 and quarterly net income of at least $0.01, calculated on a consolidated basis;

•	a restriction on distributions in excess of 75% of the Company’s net income for any year;

•	compliance with certain special purpose vehicle and corporate separateness covenants; and

•	restrictions on change of control.

     The facility had no amounts outstanding at March 31, 2003.

     In addition, PRA Funding maintains a $2.5 million revolving line of credit, pursuant to an agreement entered into with RBC Centura Bank on June 30, 2002. The credit facility bears interest at a spread over LIBOR and extends through July 2003. The agreement provides:

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

     This $2.5 million facility had no amounts outstanding at March 31, 2003. In addition, on February 20, 2003, the name of PRA AG Funding, LLC was changed to PRA Funding, LLC. No changes were made with regards to the terms of the facility agreement.

     As of March 31, 2003 there are three additional loans outstanding. On July 20, 2000, PRA Holding I, entered into a credit facility with Bank of America, N.A., for a $550,000 loan, for the purpose of purchasing a building and land in Hutchinson, Kansas. The loan bears interest at a variable rate based on LIBOR and consists of monthly principal payments for 60 months and a final installment of unpaid principal and accrued interest payable on July 21, 2005. On February 9, 2001, the Company entered into a commercial loan agreement with Bank of America, N.A. in the amount of $107,000 in order to purchase equipment for its Norfolk, Virginia location. This loan bears interest at a fixed rate of 7.9% and matures on February 1, 2006. On February 20, 2002, PRA Holding I entered into an additional arrangement with Bank of America, N.A. for a $500,000 commercial loan in order to finance construction of a parking lot at the Company’s Norfolk, Virginia location. This loan bears interest at a fixed rate of 6.47% and matures on September 1, 2007.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 is an interpretation of ARB No. 51 and addresses consolidation by business enterprises of variable interest entities (“VIEs”). This interpretation is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of this interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests is considered the primary beneficiary, the enterprise that should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. This interpretation is effective for all enterprises with variable interest in VIEs created after January 31, 2003. A public entity with variable interests in a VIE created before February 1, 2003, is required to apply the provisions of this interpretation to that entity by the end of the first interim or annual reporting period beginning after June 15, 2003. The adoption of this interpretation is not expected to have a material impact on the Company’s financial position or the results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     The Company’s exposure to market risk relates to interest rate risk with its variable rate credit line. The Company terminated its only derivative financial instrument to manage or reduce market risk in September 2002. As of March 31, 2003, the Company had no variable rate debt outstanding on its revolving credit line. The Company did have variable rate debt outstanding on its long-term debt collateralized by the Kansas real estate. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     The effective date of the Company’s registration statement (Registration No. 333- 99225) filed on Form S-1 relating to its initial public offering of Common Stock was November 6, 2002. In its initial public offering, the Company sold 3,470,000 shares of Common Stock at a price of $13.00 per share and PRA Investments, L.L.C., the selling stockholder, sold 1,015,000 shares of Common Stock at a price of $13.00 per share. The Company’s initial public offering was managed on behalf of the underwriters by William Blair & Company and U.S. Bancorp Piper Jaffray. The offering commenced on November 8, 2002 and closed on November 14, 2002. Gross proceeds to the Company from its initial public offering totaled $45.1 million. Underwriting discounts of $3.2 million were charged to the Company and deducted from the net proceeds remitted to the Company. None of the expenses incurred in the Company’s initial public offering were direct or indirect payments to its directors, officers, general partners or their associates, to persons owning 10% or more of any class of the Company’s equity securities or to its affiliates. Of the $41.9 million raised, $29.0 million has been used for repayment of outstanding indebtedness. In addition, the Company has utilized $1.6 million for offering related expenses such as accountant fees, attorney fees and SEC and Nasdaq filing fees. A further $6.5 million of proceeds has been used to purchase defaulted consumer receivables portfolios. The Company intends to use the remaining $4.8 million for working capital and general corporate purposes, including acquisitions of additional defaulted consumer receivables portfolios or potential possible acquisitions of complementary business, technologies or products.

The occurrence of unforeseen events, opportunities or changed business conditions, however, could cause the Company to use the net proceeds of its initial public offering in a manner other than as described above.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

	99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Filed April 24, 2003, issuance of a quarterly earnings press release for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)

Date: April 30, 2003	By:	/s/ Steven D. Fredrickson

Steven D. Fredrickson
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: April 30, 2003	By:	/s/ Kevin P. Stevenson

Kevin P. Stevenson
Chief Financial Officer, Senior Vice President,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Steven D. Fredrickson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PORTFOLIO RECOVERY ASSOCIATES, INC.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	By:	/s/ Steven D. Fredrickson

Steven D. Fredrickson
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

I, Kevin P. Stevenson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PORTFOLIO RECOVERY ASSOCIATES, INC.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	By:	/s/ Kevin P. Stevenson

Kevin P. Stevenson
Chief Financial Officer, Senior Vice President,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)