Form 10-Q
period 2003-06-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2003-07-31
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to________

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

YES [X]          NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]          NO [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2003

Common Stock, $0.01 par value	15,083,761

PORTFOLIO RECOVERY ASSOCIATES, INC.

INDEX

		Page(s)

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Financial Position as of June 30, 2003 and December 31, 2002 (unaudited)	3
	Consolidated Statements of Operations (unaudited) Three and six months ended June 30, 2003 and 2002	4
	Consolidated Statements of Cash Flows (unaudited) Six months ended June 30, 2003 and 2002	5
	Notes to Consolidated Financial Statements (unaudited)	6-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-29
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	30
Item 4.	Controls and Procedures	30
PART II.	OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	31
Item 4.	Submission to a Vote of Security Holders	31
Item 6.	Exhibits and Reports on Form 8-K	32
SIGNATURES		33
CERTIFICATIONS

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
June 30, 2003 and December 31, 2002
(unaudited)

	June 30,	December 31,
	2003	2002
Assets
Cash and cash equivalents	$7,979,359	$17,938,730
Finance receivables, net	86,688,557	65,526,235
Property and equipment, net	5,059,344	3,794,254
Deferred tax asset	8,915,343	—
Income tax receivable	2,122,054	—
Other assets	1,303,360	1,008,168

Total assets	$112,068,017	$88,267,387

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$1,314,051	$1,363,833
Accrued expenses	353,186	745,754
Income taxes payable	—	937,231
Accrued payroll and bonuses	2,351,255	2,861,336
Deferred tax liability	—	286,882
Long-term debt	1,829,362	965,582
Obligations under capital lease	540,089	499,151

Total liabilities	6,387,943	7,659,769
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000,000, issued and outstanding shares - 0
Common stock, par value $0.01, authorized shares, 30,000,000, issued and outstanding shares - 15,083,761 at June 30, 2003, and 13,520,000 at December 31, 2002	150,838	135,200
Additional paid in capital	93,622,551	78,308,754
Retained earnings	11,906,685	2,163,664

Total stockholders’ equity	105,680,074	80,607,618

Total liabilities and stockholders’ equity	$112,068,017	$88,267,387

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OPERATIONS
For the Three and Six Months Ended June 30, 2003 and 2002
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
Revenues:
Income recognized on finance receivables	$20,618,193	$12,836,318	$38,236,016	$24,017,807
Commissions	784,845	440,520	1,482,587	816,437
Net gain on cash sales of defaulted consumer receivables	—	100,156	—	100,156

Total revenue	21,403,039	13,376,994	39,718,603	24,934,400
Operating expenses:
Compensation and employee services	7,678,853	5,144,403	14,071,905	10,212,055
Outside legal and other fees and services	3,276,513	1,950,316	6,093,861	3,241,582
Communications	666,733	479,942	1,300,377	929,452
Rent and occupancy	310,009	189,923	554,960	362,447
Other operating expenses	455,642	369,273	928,960	675,571
Depreciation	371,018	222,462	671,182	433,623

Total operating expenses	12,758,770	8,356,318	23,621,245	15,854,730

Income from operations	8,644,268	5,020,676	16,097,359	9,079,670
Other income and (expense):
Interest income	8,248	—	28,225	1,699
Interest expense	(83,291)	(588,721)	(159,237)	(1,116,713)

Income before income taxes	8,569,225	4,431,955	15,966,346	7,964,656
Provision for income taxes	3,324,454	—	6,223,325	—

Net income	$5,244,771	$4,431,955	$9,743,021	$7,964,656

Pro forma income taxes		1,713,394		3,079,177

Pro forma net income		$2,718,561		$4,885,479

Net income/Pro forma net income per common share
Basic	$0.37	$0.27	$0.70	$0.49
Diluted	$0.33	$0.24	$0.62	$0.43
Weighted average number of shares outstanding
Basic	14,240,782	10,000,000	13,892,891	10,000,000
Diluted	15,750,936	11,487,509	15,670,972	11,486,128

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2003	2002
Operating activities:
Net income	$9,743,021	$7,964,656
Adjustments to reconcile net income to cash provided by operating activities:
Increase in equity from vested options and warrants	181,998	—
Tax benefit related to stock option exercise	15,397,882	—
Depreciation	671,182	433,623
Gain on sales of defaulted consumer receivables	—	(100,156)
Deferred income taxes	(9,202,225)	—
Changes in operating assets and liabilities:
Other assets	(295,192)	288,886
Accounts payable	(49,782)	312,933
Income taxes	(3,059,285)	—
Accrued expenses	(392,568)	(6,519)
Accrued payroll and bonuses	(510,081)	(14,500)

Net cash provided by operating activities	12,484,950	8,878,923

Cash flows from investing activities:
Purchases of property and equipment	(1,742,590)	(448,079)
Acquisition of finance receivables, net of buybacks	(38,871,062)	(16,232,137)
Collections applied to principal on finance receivables	17,708,740	13,163,179
Proceeds from sale of finance receivables, net of allowances for returns	—	100,756

Net cash used in investing activities	(22,904,912)	(3,416,281)

Cash flows from financing activities:
Public Offering costs	(386,445)	—
Proceeds from exercise of warrants	136,000	—
Distribution of capital	—	(2,196,477)
Proceeds from long-term debt	975,000	500,000
Payments on long-term debt	(111,220)	(37,012)
Payments on capital lease obligations	(152,744)	(189,069)

Net cash provided by/(used in) financing activities	460,591	(1,922,558)

Net (decrease)/increase in cash and cash equivalents	(9,959,371)	3,540,084
Cash and cash equivalents, beginning of period	17,938,730	4,780,399

Cash and cash equivalents, end of period	$7,979,359	$8,320,483

Supplemental disclosure of cash flow information:
Cash paid for interest	$156,136	$1,000,836
Noncash investing and financing activities:
Capital lease obligations incurred	193,681	38,896
Basis - swap contract	—	434,156

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Organization and Business:

Portfolio Recovery Associates, LLC (“PRA”) was formed March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA, Inc completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of PRA were exchanged on a one to one basis for warrants and shares of a single class of common stock of PRA Inc. PRA Inc now owns all outstanding membership units of PRA and PRA Receivables Management, LLC (d/b/a Anchor Receivables Management) (“Anchor”). PRA owns all of the membership units of PRA III, LLC, a special purpose borrowing entity (“PRA III”), PRA Funding, LLC, whose name was changed from PRA AG Funding, LLC in February 2003 (“PRA Funding”), and PRA Holding I, LLC, an entity established to hold real property (“PRA Holding I”). PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”), purchases, collects and manages portfolios of defaulted consumer receivables. The defaulted consumer receivables the Company collects are in substantially all cases either purchased from the credit originator or are collected on behalf of clients on a commission fee basis. This is primarily accomplished by maintaining a staff of highly skilled collectors whose purpose is to contact the customers and arrange payment of the debt. Secondarily, the Company has contracted with independent attorneys to allow the Company to undertake legal action to satisfy the outstanding debt.

The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Funding, PRA Holding I, Anchor and PRA III.

The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2003, its results of operations for the three and six month periods ended June 30, 2003 and 2002, and its cash flows for the six month periods ended June 30, 2003 and 2002, respectively. The results of operations of the Company for the three and six month periods ended June 30, 2003 and 2002 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, filed for the year ended December 31, 2002.

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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in finance receivables for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
Balance at beginning of period	$74,418,221	$46,824,583	$65,526,235	$47,986,744
Acquisitions of finance receivables, net of buybacks	21,221,472	10,620,472	38,871,062	16,232,137
Cash collections	(29,569,329)	(19,226,271)	(55,944,756)	(37,180,986)
Income recognized on finance receivables	20,618,193	12,836,918	38,236,016	24,017,807

Cash collections applied to principal	(8,951,136)	(6,389,353)	(17,708,740)	(13,163,179)

Cost of finance receivables sold, net of allowance for returns	—	(600)	—	(600)

Balance at end of period	$86,688,557	$51,055,102	$86,688,557	$51,055,102

Estimated Remaining Collections (“ERC”)[1]	$267,154,592	$164,594,938	$267,154,592	$164,594,938

(1) Estimated Remaining Collections refers to the sum of all future projected cash collections on the Company’s owned portfolios. ERC is not a balance sheet item, however, it is provided here for informational purposes.

At the time of acquisition, the life of each pool is generally set at between 60 and 72 months based upon the proprietary models of the Company. As of June 30, 2003 the Company has $86,688,557 in finance receivables included in the Statement of Financial Position. Based upon current projections, cash collections applied to principal will be as follows for the twelve months in the periods ending:

June 30, 2004	$27,167,661
June 30, 2005	25,036,036
June 30, 2006	19,761,654
June 30, 2007	10,184,119
June 30, 2008	3,687,261
June 30, 2009	851,826

3.     Revolving Lines of Credit:

On September 18, 2001, PRA III arranged with a commercial lender to provide financing under a revolving line of credit of up to $40 million. The agreement was amended on December 18, 2002 to reduce the available credit to $25 million. The December 2002 amendment also allowed for a reduction in the borrowing spread and an increase in the unused line fee. This line of credit is collateralized by all receivables, collections on receivables and assets of PRA III along with a lien on Company assets excluding PRA Funding and certain other excluded assets. The agreement expires September 15, 2005. Interest is variable based on LIBOR. No amount was outstanding at June 30, 2003 and December 31, 2002. Restrictive covenants under this agreement include:

•	restrictions on monthly borrowings in excess of $4 million per month and quarterly borrowings in excess of $10 million;

•	a maximum leverage ratio, defined as total liabilities less subordinated debt divided by tangible net worth plus subordinated debt, of not greater than 4 to 1 and quarterly net income of at least $0.01, calculated on a consolidated basis;

•	a restriction on distributions in excess of 75% of annual net income;

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•	compliance with certain special purpose vehicle and corporate separateness covenants; and

•	restrictions on change of control.

As of June 30, 2003 the Company is in compliance with all of the covenants of this agreement.

In addition, PRA Funding maintains a $2.5 million revolving line of credit with RBC Centura Bank. This line of credit had an expiration date of July 2003; however, in June 2003, this facility was extended for an additional period of 90 days. The facility now expires on September 30, 2003. The line of credit bears interest at a spread over LIBOR. The terms of this agreement require that PRA maintain a current ratio of 1.6:1.0 or greater, the current ratio being defined to include finance receivables as a current asset and to include the credit facility in place as of June 30, 2003 as a current liability. The agreement further requires that PRA maintain a debt to tangible net worth ratio of 1.5:1.0 or less and a minimum balance sheet cash position at month end of $2 million. Distributions are limited under the terms of the facility to 75% of net income. As of June 30, 2003, the Company is in full compliance with these covenants. This $2.5 million facility had no amounts outstanding as of June 30, 2003 or December 31, 2002.

4.     Property and Equipment:

Property and equipment, at cost, consist of the following as of the dates indicated:

	June 30,	December 31,
	2003	2002
Software	$1,737,176	$1,431,938
Computer equipment	2,045,548	1,435,795
Furniture and fixtures	1,153,538	942,178
Equipment	1,550,682	1,037,372
Leasehold improvements	628,057	343,329
Building and improvements	1,138,925	1,136,762
Land	100,515	100,515
Less accumulated depreciation	(3,295,097)	(2,633,635)

Net property and equipment	$5,059,344	$3,794,254

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

Expenses incurred related to the swap agreement were interest expenses of $85,845 and $175,093 for the three and six months ending June 30, 2002. The net interest payments are a component of “Interest Expense” on the income statement and a reduction of net income in the cash flow statement.

6.     Long-Term Debt:

In July 2000, the Company purchased a building in Hutchinson, Kansas. The building was financed with a commercial loan for $550,000 with a variable interest rate based on LIBOR. This commercial loan is collateralized by the real estate in Kansas. Interest rates varied between 3.35% and 3.79% in the first six months of 2003 and 3.83% and 4.37% in the first six months of 2002. Monthly principal payments on the loan are $4,583 for an

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

amortized term of 10 years. A balloon payment of $275,000 is due July 21, 2005, which results in a five-year principal payout. The loan matures on July 21, 2005.

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

On May 1, 2003, the Company entered into a commercial loan agreement for $975,000 at a fixed rate of 4.25%. The loan is collateralized by equipment purchased for the new Hampton, VA location. Monthly payments on the loan are $18,096 and the loan matures on May 1, 2008.

Annual payments including interest on all loans outstanding as of June 30, 2003 are as follows:

2003	$163,478
2004	433,402
2005	682,609
2006	339,059
2007	305,328
2008	90,481

1,923,876
Less amount representing interest	(94,514)

Principal due	$1,829,362

Under each of the commercial loans discussed above, the Company is subject to certain covenants, the most restrictive of which include minimum net worth requirements and the maintenance of certain financial ratios. As of June 30, 2003 and December 31, 2002, the Company was in compliance with all such debt covenants.

7.     Stockholders’ Equity:

As a result of the IPO on November 8, 2002, the Company issued 3,470,000 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $12.09 per share. In addition, another 1,015,000 shares were sold by a non-employee stockholder, PRA Investments, LLC, which did not result in any additional proceeds being received by the Company. Immediately following the IPO, the Company had 13,470,000 shares outstanding, not including any shares issued for reserved options or warrants. The IPO resulted in all outstanding units of PRA, and all outstanding warrants to acquire units of PRA, being exchanged for shares and options in PRA Inc on a one to one basis.

Prior to the IPO, the PRA management committee was authorized to issue warrants to partners, employees or vendors to purchase membership units. Generally, warrants granted had a term between 5 and 7 years and vest within 3 years. Warrants have been issued at or above the fair market value on the date of grant. Warrants vest and expire according to terms established at the grant date.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following summarizes all warrant and option related transactions from December 31, 1999 through June 30, 2003:

	Warrants	Weighted
	and	Average
	Options	Exercise
	Outstanding	Price
December 31, 1999	2,325,000	$4.17
Granted	65,000	4.20
Exercised	—	—
Cancelled	(230,000)	4.20

December 31, 2000	2,160,000	4.17
Granted	155,000	4.20
Exercised	—	—
Cancelled	(120,000)	4.20

December 31, 2001	2,195,000	4.17
Granted	870,000	12.88
Exercised	(50,000)	4.20
Cancelled	(22,150)	9.03

December 31, 2002	2,992,850	$6.66
Granted	—	—
Exercised	(1,866,000)	4.20
Cancelled	(52,825)	10.22

June 30, 2003	1,074,025	$10.76

At June 30, 2003, the Company had 270,000 exercisable warrants outstanding. All but 125,000 were issued to employees of the Company. The 125,000 were issued to an affiliate of Angelo, Gordon & Company, AG 1999, which vested immediately upon issuance in 1999.

The Company had total stock options outstanding of 804,025 at June 30, 2003, none of which were exercisable. All of the stock options except for 20,000 which were issued to the board of directors were issued to employees at the time of the Company’s IPO.

During the six months ended June 30, 2003, no warrants or options were issued. During the six months ended June 30, 2002, 50,000 warrants were issued to an employee of the Company and no options were issued.

The following information is as of June 30, 2003:

	Warrants and Options Outstanding			Warrants and Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$4.20	145,000	2.78	$4.20	145,000	$4.20
$3.60	125,000	1.75	$3.60	125,000	$3.60
$13.00	789,025	6.35	$13.00	—	$13.00
$16.16	15,000	6.35	$16.16	—	$16.16

Total at June 30, 2003	1,074,025	5.33	$10.76	270,000	$3.92

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At June 30, 2003, the Company has one stock-based employee compensation plan. Prior to 2002, the Company accounted for warrants issued under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in pro forma net income for the six months ended June 30, 2002. Effective January 1, 2002, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the company’s plan vest over a five year period. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
Net income/Pro forma net income:
As reported	$5,244,771	$2,718,561	$9,743,021	$4,885,479
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	55,689	—	108,104	—
Less: Total stock based compensation expense determined under intrinsic value method for all awards, net of related tax effects	(55,689)	(2,654)	(108,104)	(5,307)

Pro forma net income	$5,244,771	$2,715,907	$9,743,021	$4,880,172

Earnings per share:
Basic - as reported	$0.37	$0.27	$0.70	$0.49
Basic - pro forma	$0.37	$0.27	$0.70	$0.49
Diluted - as reported	$0.33	$0.24	$0.62	$0.43
Diluted - pro forma	$0.33	$0.24	$0.62	$0.42

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

The fair value model utilizes the risk-free interest rate at grant with an expected exercise date sometime in the future generally assuming an exercise date in the first half of 2005. In addition, warrant valuation models require the input of highly subjective assumptions, including the expected exercise date and risk-free interest rates. Prior to the IPO,

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the Company’s warrants had characteristics significantly different from those of traded warrants, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of employee warrants granted during the years ended December 31, 2002, 2001 and 2000 was $1.24, $0.35, and $0.21, respectively.

Effective December 30, 1999, PRA’s management committee issued warrants to acquire 125,000 membership units to an affiliate of Angelo, Gordon & Co. The warrants immediately vested and are exercisable at $3.60 per unit. The warrants are exercisable in whole or in part and expire March 31, 2005. As these warrants are not issued as compensation to an employee or operating member of the Company, an expense of $0 and $8,534 was incurred and recognized during the six months ended June 30, 2003 and 2002, respectively. The value of the warrants was calculated using the fair value approach as designated by SFAS 123, which utilizes a comparison of the discounted value of the underlying units discounted using a risk-free interest rate at the date of grant.

Effective August 18, 1999, PRA’s management committee issued warrants to acquire 200,000 membership units to SMR Research Corporation (“SMR”). The warrants were to vest over a 60 month period and are exercisable at $4.20 per unit. The warrants vested as to 80,000 membership units and the remaining 120,000 membership units were cancelled upon the termination of an agreement between the Company and SMR Research Corporation. The value of the warrants was calculated using the intrinsic method and no expense was recognized on these warrants. The fair value approach was then applied, as designated by SFAS 123, which utilizes a comparison of the discounted value of the underlying units discounted using a risk-free interest rate at the date of grant. As a result, these warrants were shown to have a negative present value and as such no expense has been recorded. All warrants issued to SMR have been exercised and none are outstanding as of June 30, 2003.

The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. Up to 2,000,000 shares of common stock may be issued under this program. The Plan expires November 7, 2012. All options issued under the Plan vest ratably over 5 years. Granted options expire seven years from grant date which ranges between November 7 and November 19, 2009 as of June 30, 2003. No grant of options to a single person can exceed 200,000 in a single year. As of June 30, 2003, 820,000 options have been granted under the Plan of which 15,975 have been cancelled. See tables above for average price information. These options are accounted for under SFAS 123 and all expense for 2003 and 2002 are included in earnings as a component of compensation.

The Company utilizes the Black-Scholes option pricing model to calculate the value of the stock options when granted. This model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options. In addition, changes to the subjective input assumptions can result in materially different fair market value estimates. Therefore, the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

2002
Options issue year:
Weighted average fair value of options granted	$2.73
Expected volatility	15.70%
Risk-free interest rate	2.92%
Expected dividend yield	0.00%
Expected life (in years)	5.00

Utilizing these assumptions, each employee stock option is valued at $2.71 per share and each director stock option is valued at $3.37 per share.No stock options have been issued in 2003.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.     Commitments and Contingencies:

Employment Agreements:

The Company has employment agreements with all of its executive officers and with several members of its senior management group, the terms of which expire on March 31, 2004 or December 31, 2005. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Estimated remaining compensation under these agreements is approximately $2,793,403. The agreements also contain confidentiality and non-compete provisions.

Leases:

The Company is party to various operating and capital leases with respect to its facilities and equipment. Please refer to the Company’s consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission for discussion of these leases. On June 27, 2003, the Company entered into a lease for an additional 25,000 square feet of office space at its Norfolk, VA headquarters. The lease is for a term of 10 years, beginning on January 1, 2004, at an annualized rent of $447,000.

In addition, the Company amended its existing lease for its Norfolk, VA headquarters to extend the term of that lease an additional 90 months. This lease now expires December 31, 2013. Beginning in 2004, annualized rental expense in conjunction with this lease will be $691,000.

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

The income tax expense recognized for the three and six months ended June 30, 2003 is composed of the following:

	Federal	State	Total
For the three months ended June 30, 2003:
Current tax expense	$2,667,054	498,984	$3,166,038
Deferred tax expense	141,077	17,339	158,416

Total income tax expense	$2,808,131	$516,323	$3,324,454

	Federal	State	Total
For the six months ended June 30, 2003:
Current tax expense	$5,032,455	951,753	$5,984,208
Deferred tax expense	230,026	9,091	239,117

Total income tax expense	$5,262,481	$960,844	$6,223,325

The Company also recognized a net deferred tax asset of $8,915,343 as of June 30, 2003 and a net deferred tax liability of $286,882 as of December 31, 2002. The components of this net asset and liability are:

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2003	December 31, 2002
Deferred tax assets:
Net operating loss - tax	$9,441,341	$—
Deferred compensation	15,600	14,872
FAS123 expense	118,310	47,997

Total deferred tax asset	9,575,251	62,869

Deferred tax liabilities:
Depreciation	434,603	260,125
Prepaid expenses	225,305	89,626

Total deferred tax liability	659,908	349,751

Net deferred tax asset/(liability)	$8,915,343	$(286,882)

A valuation allowance has not been provided at June 30, 2003 or December 31, 2002 since management believes it is more likely than not that the deferred tax assets will be realized.

The Company presented pro forma tax information assuming it has been a taxable corporation since inception and assuming tax rates equal to the rates that would have been in effect had it been required to report income tax expense in such years. A reconciliation of the Company’s statutory tax rates to the effective tax rates for the three and six months ended June 30, 2003 and the pro forma income tax expense for the three and six months ended June 30, 2002, consists of the following components:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
Federal tax at statutory rates	$3,008,721	$1,551,184	$5,597,713	$2,750,574
State tax expense, net of federal benefit	335,611	172,846	624,548	319,162
Other	(19,878)	(10,636)	1,064	9,441

Total income tax expense	$3,324,454	$1,713,394	$6,223,325	$3,079,177

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

•	changes in the business practices of credit originators in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

•	changes in government regulations that affect the Company’s ability to collect sufficient amounts on its acquired or serviced receivables;

•	the Company’s ability to employ and retain qualified employees, especially collection personnel;

•	changes in the credit or capital markets, which affect the Company’s ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

•	the degree and nature of the Company’s competition; and

•	the risk factors listed from time to time in the Company’s filings with the Securities and Exchange Commission.

Results of Operations

     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
Revenues:
Income recognized on finance receivables	96.3%	96.0%	96.3%	96.3%
Commissions	3.7%	3.3%	3.7%	3.3%
Net gain on sales of defaulted consumer receivables	0.0%	0.7%	0.0%	0.4%

Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	35.9%	38.5%	35.4%	41.0%
Outside legal and other fees and services	15.3%	14.6%	15.3%	13.0%
Communications	3.1%	3.6%	3.3%	3.7%
Rent and occupancy	1.4%	1.4%	1.4%	1.5%
Other operating expenses	2.1%	2.8%	2.3%	2.7%
Depreciation	1.7%	1.7%	1.7%	1.7%

Total operating expenses	59.6%	62.5%	59.5%	63.6%

Income from operations	40.4%	37.5%	40.5%	36.4%
Other income and (expense):
Interest income	0.0%	0.0%	0.1%	0.0%
Interest expense	-0.4%	-4.4%	-0.4%	-4.5%

Income before income taxes	40.0%	33.1%	40.2%	31.9%
Provision for income taxes	15.5%	0.0%	15.7%	0.0%

Net income	24.5%	33.1%	24.5%	31.9%

Pro forma income taxes		12.8%		12.3%

Pro forma net income (1)		20.3%		19.6%

(1)	Until November 8, 2002, the Company was structured as a limited liability company. As a limited liability company the Company was not subject to Federal or state corporate income taxes. For comparison purposes, the Company has presented pro forma net income for the three and six months ended June 30, 2002, which reflects income taxes assuming the Company had been a corporation since the time of its formation and assuming tax rates equal to the rates that would have been in effect had the Company been required to report tax expense in such years.

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

Three Months Ended June 30, 2003 Compared To Three Months Ended June 30, 2002

Revenue

     Total revenue was $21.4 million for the three months ended June 30, 2003, an increase of $8.0 million or 59.7% compared to total revenue of $13.4 million for the three months ended June 30, 2002.

Income Recognized on Finance Receivables

Income recognized on finance receivables was $20.6 million for the three months ended June 30, 2003, an increase of $7.8 million or 60.9% compared to income recognized on finance receivables of $12.8 million for the three months ended June 30, 2002. The majority of the increase was due to an increase in the Company’s cash collections on its owned defaulted consumer receivables to $29.6 million from $19.2 million, an increase of 54.2%. The

Company’s amortization rate on owned portfolio for the three months ended June 30, 2003 was 30.3% while for the three months ended June 30, 2002 it was 32.7%. During the three months ended June 30, 2003, the Company acquired defaulted consumer receivables portfolios with an aggregate face value amount of $698.3 million at a cost of $20.8 million. During the three months ended June 30, 2002, the Company acquired defaulted consumer receivable portfolios with an aggregate face value of $384.4 million at a cost of $10.8 million. The Company’s relative cost basis of acquiring defaulted consumer receivable portfolios increased from 2.80% of face value for the three months ended June 30, 2002 to 2.98% of face value for the three months ended June 30, 2003.

Commissions

Commissions were $785,000 for the three months ended June 30, 2003, an increase of $344,000 or 78.0% compared to commissions of $441,000 for the three months ended June 30, 2002. Commissions increased as a result of a growing inventory of accounts bearing a higher commission rate.

Net gain on cash sales of defaulted consumer receivables

Net gain on cash sales of defaulted consumer receivables were $0 for the three months ended June 30, 2003, a decrease of $100,000 compared to net gain on cash sales of defaulted consumer receivables of $100,000 for the three months ended June 30, 2002. The Company completed one small sale transaction in June 2002.

Operating Expenses

     Total operating expenses were $12.8 million for the three months ended June 30, 2003, an increase of $4.4 million or 52.4% compared to total operating expenses of $8.4 million for the three months ended June 30, 2002. Total operating expenses, including compensation and employee services expenses, were 42.1% of cash receipts excluding sales for the three months ended June 30, 2003 compared with 42.9% for the same period in 2002.

Compensation and Employee Services

Compensation and employee services expenses were $7.7 million for the three months ended June 30, 2003, an increase of $2.6 million or 51.0% compared to compensation and employee services expenses of $5.1 million for the three months ended June 30, 2002. Compensation and employee services expenses increased as total employees grew to 719 at June 30, 2003 from 527 at June 30, 2002. Compensation and employee services expenses as a percentage of cash receipts excluding sales decreased to 25.3% for the three months ended June 30, 2003 from 26.0% of cash receipts excluding sales for the same period in 2002.

Outside Legal and Other Fees and Services

Outside legal and other fees and services expenses were $3.3 million for the three months ended June 30, 2003, an increase of $1.3 million or 65.0% compared to outside legal and other fees and services expenses of $2.0 million for the three months ended June 30, 2002. The increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth the Company experienced in its portfolio of defaulted consumer receivables, and a portfolio management strategy shift implemented in mid 2002. This strategy resulted in the Company referring to the legal suit process previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations.

Communications

Communications expenses were $667,000 for the three months ended June 30, 2003, an increase of $187,000 or 39.0% compared to communications expenses of $480,000 for the three months ended June 30, 2002. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 49.2% of this increase, while the remaining 50.8% is attributable to higher telephone expenses.

Rent and Occupancy

Rent and occupancy expenses were $310,000 for the three months ended June 30, 2003, an increase of $120,000 or 63.2% compared to rent and occupancy expenses of $190,000 for the three months ended June 30, 2002. The increase was attributable to increased leased space due to the opening of a call center in Hampton, Virginia, a storage facility, an off-site administrative and mail handling site and contractual increases in annual rental rates. The Hampton call center accounted for $90,000 of the increase, the new storage facility accounted for $6,000 of the increase and the administrative/mail site accounted for $8,000 of the increase. The remaining increase was attributable to contractual increases in annual rental rates.

Other Operating Expenses

Other operating expenses were $456,000 for the three months ended June 30, 2003, an increase of $87,000 or 23.6% compared to other operating expenses of $369,000 for the three months ended June 30, 2002. The increase was due to changes in taxes, fees and licenses, hiring and insurance expenses and offset in part by decreases in travel and meals and miscellaneous expenses. Taxes, fees and licenses increased by $48,000, hiring expenses increased by $13,000, insurance expenses increased by $68,000, travel and meals decreased by $22,000, and miscellaneous expenses decreased by $20,000.

Depreciation

Depreciation expenses were $371,000 for the three months ended June 30, 2003, an increase of $149,000 or 67.1% compared to depreciation expenses of $222,000 for the three months ended June 30, 2002. The increase was attributable to continued capital expenditures on equipment, software and computers related to the Company’s continued growth and systems upgrades, especially with the March 2003 opening of its new Hampton office and an associated $1.2 million in equipment purchases and accounted for 49.0% of the increase in depreciation expenses. The remaining increase of 51.0% was the result of other system upgrades.

Interest Income

     Interest income was $8,000 for the three months ended June 30, 2003, an increase of $8,000 compared to interest income of $0 for the three months ended June 30, 2002. This increase is the result of investing in short term federally tax-exempt Auction Rate Certificates in 2003, as compared to keeping cash in the Company’s depository bank and earning fee credit offsets in 2002.

Interest Expense

     Interest expense was $83,000 for the three months ended June 30, 2003, a decrease of $506,000 or 85.9% compared to interest expense of $589,000 for the three months ended June 30, 2002. This decrease is primarily the result of having no outstanding debt on the revolving line of credit at June 30, 2003 versus $25 million outstanding during the three months ended June 30, 2002.

Six Months Ended June 30, 2003 Compared To Six Months Ended June 30, 2002

Revenue

     Total revenue was $39.7 million for the six months ended June 30, 2003, an increase of $14.8 million or 59.4% compared to total revenue of $24.9 million for the six months ended June 30, 2002.

Income Recognized on Finance Receivables

Income recognized on finance receivables was $38.2 million for the six months ended June 30, 2003, an increase of $14.2 million or 59.2% compared to income recognized on finance receivables of $24.0 million for the six months ended June 30, 2002. The majority of the increase was due to an increase in the Company’s cash collections on its owned defaulted consumer receivables to $55.9 million from $37.2 million, an increase of 50.3%. The Company’s amortization rate on owned portfolio for the six months ended June 30, 2003 was 31.7% while for the six months ended June 30, 2002 it was 35.1%. During the six months ended June 30, 2003, the Company acquired defaulted consumer receivables portfolios with an aggregate face value amount of $1,529.7 million at a cost of $38.5 million. During the six months ended June 30, 2002, the Company acquired defaulted consumer receivable portfolios with an aggregate face value of $588.0 million at a cost of $16.3 million. The Company’s relative cost basis of acquiring defaulted consumer receivable portfolios decreased from 2.77% of face value for the six months ended June 30, 2002 to 2.52% of face value for the six months ended June 30, 2003.

Commissions

Commissions were $1.5 million for the six months ended June 30, 2003, an increase of $700,000 or 87.5% compared to commissions of $816,000 for the six months ended June 30, 2002. Commissions increased as a result of a growing inventory of accounts bearing a higher commission rate.

Net gain on cash sales of defaulted consumer receivables

Net gain on cash sales of defaulted consumer receivables were $0 for the six months June 30, 2003, a decrease of $100,000 compared to net gain on cash sales of defaulted consumer receivables of $100,000 for six months ended June 30, 2002. The Company completed one small sale transaction in June 2002.

Operating Expenses

     Total operating expenses were $23.6 million for the six months ended June 30, 2003, an increase of $7.7 million or 48.4% compared to total operating expenses of $15.9 million for the six months ended June 30, 2002. Total operating expenses, including compensation and employee services expenses, were 41.1% of cash receipts excluding sales for the six months ended June 30, 2003 compared with 41.8% for the same period in 2002.

Compensation and Employee Services

Compensation and employee services expenses were $14.1 million for the six months ended June 30, 2003, an increase of $3.9 million or 38.2% compared to compensation and employee services expenses of $10.2 million for the six months ended June 30, 2002. Compensation and employee services expenses increased as total employees grew to 719 at June 30, 2003 from 527 at June 30, 2002. Compensation and employee services expenses as a percentage of cash receipts excluding sales decreased to 24.6% for the six months ended June 30, 2003 from 26.8% of cash receipts excluding sales for the same period in 2002.

Outside Legal and Other Fees and Services

Outside legal and other fees and services expenses were $6.1 million for the six months ended June 30, 2003, an increase of $2.9 million or 90.6% compared to outside legal and other fees and services expenses of $3.2 million for the six months ended June 30, 2002. The increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth the Company experienced in its portfolio of defaulted consumer receivables, and a portfolio management strategy shift implemented in mid 2002. This strategy resulted in the Company referring to the legal suit process previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations.

Communications

Communications expenses were $1.3 million for the six months ended June 30, 2003, an increase of $400,000 or 44.4% compared to communications expenses of $929,000 for the six months ended June 30, 2002. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 48.4% of this increase, while the remaining 51.6% is attributable to higher telephone expenses.

Rent and Occupancy

Rent and occupancy expenses were $555,000 for the six months ended June 30, 2003, an increase of $193,000 or 53.3% compared to rent and occupancy expenses of $362,000 for the six months ended June 30, 2002. The increase was attributable to increased leased space due to the opening of a call center in Hampton, Virginia, a storage facility, an off-site administrative and mail handling site and contractual increases in annual rental rates. The Hampton call center accounted for $120,000 of the increase, the new storage facility accounted for $12,000 of the increase and the administrative/mail site accounted for $16,000 of the increase. The remaining increase was attributable to contractual increases in annual rental rates.

Other Operating Expenses

Other operating expenses were $929,000 for the six months ended June 30, 2003, an increase of $253,000 or 37.4% compared to other operating expenses of $676,000 for the six months ended June 30, 2002. The increase was due to changes in taxes, fees and licenses, travel and meals, hiring, insurance and miscellaneous expenses. Taxes, fees and licenses increased by $90,000, travel and meals increased by $36,000, hiring expenses increased by $27,000, insurance expenses increased by $98,000 and miscellaneous expenses increased by $2,000.

Depreciation

Depreciation expenses were $671,000 for the six months ended June 30, 2003, an increase of $237,000 or 54.6% compared to depreciation expenses of $434,000 for the six months ended June 30, 2002. The increase was attributable to continued capital expenditures on equipment, software and computers related to the Company’s continued growth and system upgrades, especially with the March 2003 opening of its new Hampton office and an associated $1.2 million in equipment purchases and accounted for 39.8% of the increase in depreciation expenses. The remaining increase of 60.2% was the result of other system upgrades.

Interest Income

     Interest income was $28,000 for the six months ended June 30, 2003, an increase of $26,000 or 1300.0% compared to interest income of $2,000 for the six months ended June 30, 2002. This increase is the result of investing in short term federally tax-exempt Auction Rate Certificates in 2003, as compared to keeping cash in the Company’s depository bank and earning fee credit offsets in 2002.

Interest Expense

     Interest expense was $159,000 for the six months ended June 30, 2003, a decrease of $958,000 or 87.1% compared to interest expense of $1.1 million for the six months ended June 30, 2002. This decrease is primarily the result of having no outstanding debt on the revolving line of credit at June 30, 2003 versus $25 million outstanding during the six months ended June 30, 2002.

Supplemental Performance Data

Owned Portfolio Performance:

The following table shows the Company’s portfolio buying activity by year, setting forth, among other things, the purchase price, actual cash collections and estimated remaining cash collections as of June 30, 2003.

     ($ in thousands)

			Estimated	Total	Total Estimated
		Actual Cash Collections	Remaining	Estimated	Collections to
Purchase Period	Purchase Price(1)	Including Cash Sales	Collections(2)	Collections(3)	Purchase Price(4)

1996	$3,080	$8,757	$371	$9,128	296%
1997	$7,685	$20,737	$1,049	$21,786	283%
1998	$11,122	$27,671	$2,576	$30,246	272%
1999	$18,912	$44,481	$9,550	$54,031	286%
2000	$25,067	$55,127	$23,651	$78,778	314%
2001	$33,534	$61,911	$47,117	$109,028	325%
2002	$42,668	$34,184	$90,320	$124,504	292%
2003	$39,139	$7,233	$92,521	$99,754	255%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized expenses, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and the Company. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. The Company refers to repurchased accounts as buybacks.

(2)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(3)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(4)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

     When the Company acquires a portfolio of defaulted accounts, it generally does so with a forecast of future total estimated collections to purchase price paid of no more than 2.4 to 2.6 times. Only after the portfolio has established probable and estimable performance in excess of that projection will estimated remaining collections be increased. If actual cash collections are less than the original forecast, the Company moves aggressively to lower estimated remaining collections to appropriate levels.

     The following graph shows the Company’s purchase price in its owned portfolios by year beginning in 1996 and includes the year to date as of June 30, 2003 acquisition amount. This purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized expenses, less the purchase price refunded by the seller due to the return of non-compliant accounts.

     The Company utilizes a long-term approach to collecting its owned pools of receivables. This approach has historically caused the Company to realize significant cash collections and revenues from purchased pools of finance receivables years after they are originally acquired. As a result, the Company has in the past been able to reduce its level of current period acquisitions without a corresponding negative current period impact on cash collections and revenue.

     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates the Company’s ability to realize significant multi-year cash collection streams on its owned pools as of June 30, 2003.

Cash Collections By Year, By Year of Purchase

     ($ in thousands)

Purchase				Cash Collection Period
Period	1996	1997	1998	1999	2000	2001	2002	2003	Total

1996	$548	$2,484	$1,890	$1,347	$1,025	$730	$496	$175	$8,695
1997	—	2,507	5,215	4,069	3,347	2,630	1,829	686	20,283
1998	—	—	3,776	6,807	6,398	5,152	3,948	1,509	27,590
1999	—	—	—	5,139	13,069	12,090	9,598	3,893	43,789
2000	—	—	—	—	6,894	19,498	19,478	8,795	54,665
2001	—	—	—	—	—	13,047	28,833	14,542	56,423
2002	—	—	—	—	—	—	15,072	19,112	34,184
2003	—	—	—	—	—	—	—	7,233	7,233

Total	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,254	$55,944	$252,863

When the Company acquires a new pool of finance receivables, a 60 to 72 month projection of cash collections is created. The following chart shows the Company’s historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase.

Owned Portfolio Personnel Performance:

The Company measures the productivity of each collector each month, breaking results into groups of similarly tenured collectors. The following three tables display various productivity measures tracked by the Company.

Collector by Tenure

Collector FTE at:	12/31/00	12/31/01	12/31/02	06/30/03

One year + [1]	109	151	210	227
Less than one year [2]	180	218	223	298
Total [2]	289	369	433	525

1 Calculated based on actual employees (collectors) with one year of service or more.

2 Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.

Monthly Cash Collections by Tenure 1

Average performance YTD	12/31/00	12/31/01	12/31/02	6/30/03

One year + [2]	$14,081	$15,205	$16,927	$18,669
Less than one year [3]	7,482	7,740	8,689	8,420

1     Cash collection numbers include only accounts assigned to collectors. Significant cash collections do occur on “unassigned” accounts.

2     Calculated using average YTD monthly cash collections of all collectors with one year or more of tenure.

3     Calculated using weighted average YTD monthly cash collections of all collectors with less than one year of tenure, including those in training.

YTD Cash Collections per Hour Paid 1

Average performance YTD	12/31/00	12/31/01	12/31/02	6/30/03

Total cash collections	$64.37	$77.20	$96.37	$111.21
Non-legal cash collections	$53.31	$66.87	$77.72	$84.12

1    Cash collections (assigned and unassigned) divided by total hours paid ( including holiday, vacation and sick time) to all collectors (including those in training).

          Cash collections have substantially exceeded revenue in each quarter since the Company’s formation. The following chart illustrates the consistent excess of the Company’s cash collections on its owned portfolios over the income recognized on finance receivables on a quarterly basis. The difference between cash collections and income recognized is referred to as Payments Applied to Principal. It is also referred to as Amortization. This amortization is the portion of cash collections that is used to recover the cost of the portfolio investment represented on the Statement of Financial Position.

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

Seasonality

          The Company depends on the ability to collect on its owned and serviced defaulted consumer receivables. Collections tend to be higher in the first and second quarters of the year and lower in the third and fourth quarters of the year, due to consumer payment patterns in connection with seasonal employment trends, income tax refunds, and holiday spending habits. Due to the Company’s historical quarterly increases in cash collections, its growth has partially masked the impact of this seasonality.

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
Balance at beginning of period	$74,418,221	$46,824,583	$65,526,235	$47,986,744
Acquisitions of finance receivables, net of buybacks(1)	21,221,472	10,620,472	38,871,062	16,232,137
Cash collections applied to principal on finance receivables(2)	(8,951,136)	(6,389,353)	(17,708,740)	(13,163,179)
Cost of finance receivables sold, net of allowance for returns	—	(600)	—	(600)

Balance at end of period	$86,688,557	$51,055,102	$86,688,557	$51,055,102

Estimated Remaining Collections (“ERC”)(3)	$267,154,592	$164,594,938	$267,154,592	$164,594,938

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. The Company refers to repurchased accounts as buybacks.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on the Company’s owned portfolios. ERC is not a balance sheet item, however, it is provided here for informational purposes.

     The following tables categorize the Company’s owned portfolios as of June 30, 2003 into the major asset types and account types represented, respectively:

	No. of		Face Value of Defaulted		Finance Receivables, net as of
Asset Type	Accounts	%	Consumer Receivables	%	June 30, 2003%

Visa/MasterCard/Discover	976,549	26.3%	$3,651,902,150	51.6%	$40,819,193	47.1%
Consumer Finance	1,724,121	46.4%	1,551,060,832	21.9%	10,408,959	12.0%
Private Label Credit Cards	965,368	26.0%	1,580,449,653	22.3%	32,841,926	37.9%
Auto Deficiency	46,639	1.3%	294,980,546	4.2%	2,618,478	3.0%

Total:	3,712,677	100.0%	$7,078,393,182	100.0%	$86,688,557	100.0%

          As shown in the following chart, as of June 30, 2003 a majority of the Company’s portfolios are secondary and tertiary accounts but it purchases or services accounts at any point in the delinquency cycle.

			Face Value of Defaulted		Finance Receivables, net as of
Account Type	No. of Accounts	%	Consumer Receivables	%	June 30, 2003%

Fresh	139,694	3.8%	$499,452,072	7.1%	$6,882,882	7.9%
Primary	427,414	11.5%	1,586,800,302	20.9%	22,590,477	26.1%
Secondary	1,156,966	31.2%	2,538,351,699	35.9%	43,556,628	50.2%
Tertiary	1,776,874	50.4%	1,606,010,335	22.7%	10,283,834	15.6%
Other	211,729	5.7%	847,778,773	12.0%	3,374,736	3.9%

Total:	3,712,677	100.0%	$7,078,393,182	100.0%	$86,688,557	100.0%

     The Company also reviews the geographic distribution of accounts within a portfolio because it has found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into the Company’s maximum purchase price equation.

     As the following chart illustrates, as of June 30, 2003 the Company’s overall portfolio of defaulted consumer receivables is generally balanced geographically.

			Face Value of Defaulted Consumer
Geographic Distribution	No. of Accounts	%	Receivables	%

Texas	1,190,715	32%	$1,100,621,848	16%
California	296,794	8%	777,866,725	11%
Florida	214,320	6%	637,542,056	9%
New York	174,487	4%	572,242,674	8%
Pennsylvania	97,898	3%	266,044,392	4%
North Carolina	78,500	2%	217,131,302	3%
New Jersey	67,492	2%	210,553,468	3%
Illinois	79,415	2%	197,684,622	3%
Ohio	78,080	2%	191,933,442	3%
Georgia	66,799	2%	184,510,396	2%
Massachusetts	66,236	2%	176,158,275	2%
Michigan	63,970	2%	163,160,771	2%
Missouri	173,573	5%	154,235,312	2%
South Carolina	38,734	1%	129,171,796	2%
Arizona	42,611	1%	119,596,959	2%
Virginia	46,015	1%	117,029,624	2%
Tennessee	46,871	1%	115,694,741	2%
Maryland	40,021	1%	115,301,283	2%
Other	850,146	23%	1,631,913,496	22	%(1)

Total:	3,712,677	100%	$7,078,393,182	100%

(1)	Each state included in “Other” represents under 2% of the face value of total defaulted consumer receivables.

Liquidity and Capital Resources

     Historically, the Company’s primary sources of cash have been cash flows from operations, bank borrowings, and equity offerings. Cash has been used for acquisitions of finance receivables, repayments of bank borrowings, purchases of property and equipment, and working capital to support the Company’s growth.

     The Company believes that funds generated from operations, together with existing cash and available borrowings under its credit agreement will be sufficient to finance its current operations, planned capital expenditure requirements, and internal growth at least through the next twelve months. However, the Company could require additional debt or equity financing if it were to make any other significant acquisitions requiring cash during that period.

     Cash generated from operations is dependent upon the Company’s ability to collect on its defaulted consumer receivables. Many factors, including the economy and the Company’s ability to hire and retain qualified collectors and managers, are essential to its ability to generate cash flows. Fluctuations in these factors that cause a negative impact on the Company’s business could have a material impact on its expected future cash flows.

     The Company’s operating activities provided cash of $12.5 million and $8.9 million for the six months ended June 30, 2003 and 2002, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections, commissions received and gains on cash sales of defaulted consumer receivables for the period which increased from $8.0 million for the six months ended June 30, 2002 to $9.7 million for the six months ended June 30, 2003.

     The Company’s investing activities used cash of $22.9 million and $3.4 million during the six months ended June 30, 2003 and 2002, respectively. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, net of cash collections applied to principal on finance receivables.

     The Company’s financing activities provided cash of $461,000 and used cash of $1.9 million during the six months ended June 30, 2003 and 2002, respectively. Cash used in financing activities is primarily driven by distributions of capital and payments on long term debt and capital lease obligations. During 2003, the Company completed a financing arrangement with its main depository institution to finance equipment purchases at its new location in Hampton, VA.

     Cash paid for interest expenses was $156,000 and $1.0 million for the six months ended June 30, 2003 and 2002, respectively. The majority of interest expenses were paid for lines of credit used to finance acquisitions of defaulted consumer receivable portfolios, capital lease obligations and other long-term debt.

     PRA III, LLC, our wholly owned subsidiary, maintains a $25.0 million revolving line of credit with Westside Funding Corporation (“Westside”) pursuant to an agreement entered into on September 18, 2001 and amended on December 18, 2002. The Company, excluding PRA Funding, as well as Anchor and PRA Holding I, which are wholly-owned subsidiaries of the Company are guarantors to this agreement. The credit facility bears interest at a spread over LIBOR and extends through September 15, 2005. The agreement provides for:

•	restrictions on monthly borrowings in excess of $4 million per month and quarterly borrowings in excess of $10 million;

•
a maximum leverage ratio, defined as total liabilities less subordinated debt divided by tangible net worth plus subordinated debt, of not greater than 4.0 to 1.0 and quarterly net income of at least $0.01, calculated on a consolidated basis;

•	a restriction on distributions in excess of 75% of the Company’s net income for any year;

•	compliance with certain special purpose vehicle and corporate separateness covenants; and

•	restrictions on change of control.

     The facility had no amounts outstanding at June 30, 2003.

     In addition, PRA Funding maintains a $2.5 million revolving line of credit, pursuant to an agreement entered into with RBC Centura Bank on June 30, 2002. The credit facility, bearing interest at a spread over LIBOR, which was due to expire in July, 2003, was extended in June, 2003 for a period of 90 days. This line of credit now expires on September 30, 2003. The agreement provides:

•
that the Company maintain a current ratio of 1.6 to 1.0 (the current ratio being defined to include finance receivables as a current asset and to include the outstanding balance of the credit facility with Westside as a current liability);

•	that the Company maintain a debt to tangible net worth ratio of not more than 1.5 to 1.0;

•	for a minimum balance sheet cash position at month end of $2 million; and

•	a restriction on distributions by the Company to 75% of net income.

     This $2.5 million facility had no amounts outstanding at June 30, 2003. In addition, on February 20, 2003, the name of PRA AG Funding, LLC was changed to PRA Funding, LLC. No changes were made with regards to the terms of the facility agreement.

          As of June 30, 2003 there are four additional loans outstanding. On July 20, 2000, PRA Holding I, entered into a credit facility with Bank of America, N.A., for a $550,000 loan, for the purpose of purchasing a building and land in Hutchinson, Kansas. The loan bears interest at a variable rate based on LIBOR and consists of monthly principal payments for 60 months and a final installment of unpaid principal and accrued interest payable on July 21, 2005. On February 9, 2001, the Company entered into a commercial loan agreement with Bank of America, N.A. in the amount of $107,000 in order to purchase equipment for its Norfolk, Virginia location. This loan bears interest at a fixed rate of 7.9% and matures on February 1, 2006. On February 20, 2002, PRA Holding I entered into an additional arrangement with Bank of America, N.A. for a $500,000 commercial loan in order to finance construction of a parking lot at the Company’s Norfolk, Virginia location. This loan bears interest at a fixed rate of 6.47% and matures on September 1, 2007. On May 1, 2003, the Company entered into a commercial loan agreement with RBC Centura Bank in the amount of $975,000 to finance equipment purchases for its Hampton, Virginia location. This loan bears interest at a fixed rate of 4.25% and matures on May 1, 2008.

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

Critical Accounting Policy

     The Company utilizes the interest method under guidance of Practice Bulletin 6 to determine income recognized on finance receivables. Under this method, each static pool of receivables it acquires is statistically modeled to determine its projected cash flows. A yield is then established which, when applied to the outstanding balance of the receivables, results in the recognition of income at a constant yield relative to the remaining balance in the pool. Each pool is analyzed monthly to assess the actual performance to that expected by the model. If differences are noted, the yield is adjusted prospectively to reflect the estimate of cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

          The Company’s exposure to market risk relates to interest rate risk with its variable rate credit line. The Company terminated its only derivative financial instrument to manage or reduce market risk in September 2002. As of June 30, 2003, the Company had no variable rate debt outstanding on its revolving credit lines. The Company did have variable rate debt outstanding on its long-term debt collateralized by the Kansas real estate. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.

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

PART II.   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

     The effective date of the Company’s registration statement (Registration No. 333-99225) filed on Form S-1 relating to its initial public offering of Common Stock was November 6, 2002. In its initial public offering, the Company sold 3,470,000 shares of Common Stock at a price of $13.00 per share and PRA Investments, L.L.C., the selling stockholder, sold 1,015,000 shares of Common Stock at a price of $13.00 per share. The Company’s initial public offering was managed on behalf of the underwriters by William Blair & Company and U.S. Bancorp Piper Jaffray. The offering commenced on November 8, 2002 and closed on November 14, 2002. Gross proceeds to the Company from its initial public offering totaled $45.1 million. Underwriting discounts of $3.2 million were charged to the Company and deducted from the net proceeds remitted to the Company. None of the expenses incurred in the Company’s initial public offering were direct or indirect payments to its directors, officers, general partners or their associates, to persons owning 10% or more of any class of the Company’s equity securities or to its affiliates. Of the $41.9 million raised, $29.0 million has been used for repayment of outstanding indebtedness. In addition, the Company has utilized $1.6 million for offering related expenses such as accountant fees, attorney fees and SEC and Nasdaq filing fees. A further $9.9 million of proceeds has been used to purchase defaulted consumer receivables portfolios. The remaining $1.4 million was used for working capital and general corporate purposes.

     The effective date of the Company’s secondary registration statement (Registration No. 333-105035) filed on Form S-1 relating to its secondary offering of common stock was May 22, 2003. The secondary offering resulted in no additional cash proceeds to the Company.

Item 4.   Submission to a Vote of Security Holders.

     On May 12, 2003, the Company convened its first annual meeting of stockholders in Norfolk, Virginia. The matters voted on at the meeting were: (1) the election of two directors of the Company, each serving for a term of three years; and (2) the ratification of the selection of PricewaterhouseCoopers, LLP as the Company’s accountants and independent auditors for the year ending December 31, 2003.

     The voting was as follows for the election of directors:

Election of Directors:	FOR	AGAINST

Steven D. Fredrickson	11,951,520	149,380
Peter Cohen	10,186,959	1,913,951

     The voting was as follows for the ratification of the selection of PricewaterhouseCoopers, LLP as the Company’s accountants and independent auditors for the year ending December 31, 2003:

Ratification of independent accountants:	FOR	AGAINST	ABSTAIN

PricewaterhouseCoopers, LLP	10,085,459	1,803,947	0

          There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10.19	First Amendment to Business Loan Agreement, dated June 18, 2003, by and between PRA Funding, LLC and RBC Centura Bank.

10.20	Riverside Commerce Center II Office Lease, dated June 27, 2003, by and between Riverside Investors, L.C. and Portfolio Recovery Associates, LLC.

10.21	Third Amendment to Riverside Commerce Center Office Lease, dated June 27, 2003, by and between Riverside Investors, L.C. and Portfolio Recovery Associates, LLC.

31	Section 302 Certificates of Chief Executive Officer and Chief Financial Officer

32	Section 906 Certificates of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K.

Filed July 30, 2003, issuance of a quarterly earnings press release for the three and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)

Date: July 31, 2003	By:	/s/ Steven D. Fredrickson

Steven D. Fredrickson Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: July 31, 2003	By:	/s/ Kevin P. Stevenson

Kevin P. Stevenson Chief Financial Officer, Senior Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)