Form 10-Q
period 2003-09-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2003-10-28
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-50058

Portfolio Recovery Associates, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-3078675

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Corporate Boulevard, Norfolk, Virginia	23502

(Address of principal executive offices)	(zip code)

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

YES  [X]   NO  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  [  ]   NO  [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 27, 2003

Common Stock, $0.01 par value	15,208,761

PORTFOLIO RECOVERY ASSOCIATES, INC.

INDEX

Page(s)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Financial Position as of September 30, 2003 and December 31, 2002 (unaudited)	3
Consolidated Statements of Operations (unaudited) Three and nine months ended September 30, 2003 and 2002	4
Consolidated Statements of Cash Flows (unaudited) Nine months ended September 30, 2003 and 2002	5
Notes to Consolidated Financial Statements (unaudited)	6-14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-30
Item 3. Quantitative and Qualitative Disclosure About Market Risk	31
Item 4. Controls and Procedures	31
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	32
SIGNATURES	33
CERTIFICATIONS

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
September 30, 2003 and December 31, 2002
(unaudited)

	September 30,	December 31,
	2003	2002
Assets
Cash and cash equivalents	$14,810,359	$17,938,730
Finance receivables, net	89,836,418	65,526,235
Property and equipment, net	5,232,506	3,794,254
Deferred tax asset	5,414,082	—
Income tax receivable	1,856,297	—
Other assets	1,120,936	1,008,168

Total assets	$118,270,598	$88,267,387

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$1,132,009	$1,363,833
Accrued expenses	598,819	745,754
Income taxes payable	—	937,231
Accrued payroll and bonuses	2,383,416	2,861,336
Deferred tax liability	—	286,882
Long-term debt	1,743,698	965,582
Obligations under capital lease	633,525	499,151

Total liabilities	6,491,467	7,659,769
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000,000, issued and outstanding shares - 0
Common stock, par value $0.01, authorized shares, 30,000,000, issued and outstanding shares - 15,208,761 at September 30, 2003, and 13,520,000 at December 31, 2002	152,088	135,200
Additional paid in capital	94,191,165	78,308,754
Retained earnings	17,435,878	2,163,664

Total stockholders’ equity	111,779,131	80,607,618

Total liabilities and stockholders’ equity	$118,270,598	$88,267,387

     The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OPERATIONS
For the Three and Nine Months Ended September 30, 2003 and 2002
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
Revenues:
Income recognized on finance receivables	$21,388,674	$14,703,904	$59,624,690	$38,721,711
Commissions	784,411	520,618	2,266,998	1,337,055
Net gain on cash sales of defaulted consumer receivables	—	—	—	100,156

Total revenue	22,173,085	15,224,522	61,891,688	40,158,922
Operating expenses:
Compensation and employee services	7,369,517	5,507,580	21,441,422	15,719,635
Outside legal and other fees and services	3,885,920	2,197,040	9,979,781	5,438,622
Communications	702,739	540,158	2,003,116	1,469,611
Rent and occupancy	317,300	208,712	872,260	571,159
Other operating expenses	392,872	323,877	1,321,832	999,448
Depreciation	383,071	242,616	1,054,253	676,238

Total operating expenses	13,051,419	9,019,983	36,672,664	24,874,713

Income from operations	9,121,666	6,204,539	25,219,024	15,284,209
Other income and (expense):
Interest income	586	—	28,811	1,699
Interest expense	(83,989)	(1,065,776)	(243,226)	(2,182,489)

Income before income taxes	9,038,263	5,138,763	25,004,609	13,103,419
Provision for income taxes	3,509,070	—	9,732,395	—

Net income	$5,529,193	$5,138,763	$15,272,214	$13,103,419

Pro forma income taxes		1,986,387		5,065,566

Pro forma net income		$3,152,376		$8,037,853

Net income/Pro forma net income per common share
Basic	$0.36	$0.32	$1.07	$0.80
Diluted	$0.35	$0.27	$0.97	$0.70
Weighted average number of shares outstanding
Basic	15,148,978	10,000,000	14,311,587	10,000,000
Diluted	15,751,532	11,496,385	15,697,825	11,489,580

     The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2002
Operating activities:
Net income	$15,272,214	$13,103,419
Adjustments to reconcile net income to cash provided by operating activities:
Increase in equity from vested options and warrants	302,380	—
Tax benefit related to stock option exercise	15,397,882	—
Depreciation	1,054,253	676,238
Gain on sales of defaulted consumer receivables	—	(100,156)
Deferred income taxes	(5,700,964)	—
Changes in operating assets and liabilities:
Other assets	(112,768)	285,163
Accounts payable	(231,824)	439,738
Income taxes	(2,793,528)	—
Accrued expenses	(146,935)	31,650
Accrued payroll and bonuses	(477,920)	186,640

Net cash provided by operating activities	22,562,790	14,622,692

Cash flows from investing activities:
Purchases of property and equipment	(2,129,692)	(924,879)
Acquisition of finance receivables, net of buybacks	(50,849,497)	(26,214,185)
Collections applied to principal on finance receivables	26,539,314	19,167,807
Proceeds from sale of finance receivables, net of allowances for returns	—	756

Net cash used in investing activities	(26,439,875)	(7,970,501)

Cash flows from financing activities:
Public offering costs	(386,963)	—
Proceeds from exercise of warrants	586,000	—
Distribution of capital	—	(5,549,530)
Proceeds from long-term debt	975,000	500,000
Payments on long-term debt	(196,884)	(62,656)
Payments on capital lease obligations	(228,439)	(282,098)

Net cash provided by/(used in) financing activities	748,714	(5,394,284)

Net (decrease)/increase in cash and cash equivalents	(3,128,371)	1,257,907
Cash and cash equivalents, beginning of period	17,938,730	4,780,399

Cash and cash equivalents, end of period	$14,810,359	$6,038,306

Supplemental disclosure of cash flow information:
Cash paid for interest	$240,503	$2,093,814
Noncash investing and financing activities:
Capital lease obligations incurred	362,813	38,896

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Business:

Portfolio Recovery Associates, LLC (“PRA”) was formed March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA Inc completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of PRA were exchanged on a one to one basis for warrants and shares of a single class of common stock of PRA Inc. PRA Inc now owns all outstanding membership units of PRA and PRA Receivables Management, LLC (d/b/a Anchor Receivables Management) (“Anchor”). PRA owns all of the membership units of PRA III, LLC, a special purpose borrowing entity (“PRA III”), PRA Funding, LLC, whose name was changed from PRA AG Funding, LLC in February 2003 (“PRA Funding”), and PRA Holding I, LLC, an entity established to hold real property (“PRA Holding I”). PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) purchases, collects and manages portfolios of defaulted consumer receivables. The defaulted consumer receivables the Company collects are in substantially all cases either purchased from the credit originator or are collected on behalf of clients on a commission fee basis. This is primarily accomplished by maintaining a staff of highly skilled collectors whose purpose is to contact the customers and arrange payment of the debt. Secondarily, the Company has contracted with independent attorneys to allow the Company to undertake legal action to satisfy the outstanding debt.

The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Funding, PRA Holding I, Anchor and PRA III.

The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2003, its results of operations for the three and nine month periods ended September 30, 2003 and 2002, and its cash flows for the nine month periods ended September 30, 2003 and 2002, respectively. The results of operations of the Company for the three and nine month periods ended September 30, 2003 and 2002 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, filed for the year ended December 31, 2002.

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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in finance receivables for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
Balance at beginning of period	$86,688,557	$51,055,102	$65,526,235	$47,986,744
Acquisitions of finance receivables, net of buybacks	11,978,443	10,082,648	50,849,497	26,314,185
Cash collections	(30,219,256)	(20,708,532)	(86,164,004)	(57,889,518)
Income recognized on finance receivables	21,388,674	14,703,904	59,624,690	38,721,711

Cash collections applied to principal	(8,830,582)	(6,004,628)	(26,539,314)	(19,167,807)

Cost of finance receivables sold, net of allowance for returns	—	(600)	—	(600)

Balance at end of period	$89,836,418	$55,132,522	$89,836,418	$55,132,522

Estimated Remaining Collections (“ERC”)(1)	$269,925,459	$177,819,445	$269,925,459	$177,819,445

(1) Estimated Remaining Collections refers to the sum of all future projected cash collections on the Company’s owned portfolios. ERC is not a balance sheet item, however, it is provided here for informational purposes.

At the time of acquisition, the life of each pool is generally set at between 60 and 72 months based upon the proprietary models of the Company. As of September 30, 2003 the Company has $89,836,418 in finance receivables included in the Statement of Financial Position. Based upon current projections, cash collections applied to principal will be as follows for the twelve months in the periods ending:

September 30, 2004	$31,443,021
September 30, 2005	27,846,052
September 30, 2006	19,676,936
September 30, 2007	8,043,478
September 30, 2008	2,028,164
September 30, 2009	798,767

3. Revolving Lines of Credit:

On September 18, 2001, PRA III arranged with a commercial lender to provide financing under a revolving line of credit of up to $40 million. The agreement was amended on December 18, 2002 to reduce the available credit to $25 million. The December 2002 amendment also allowed for a reduction in the borrowing spread and an increase in the unused line fee. This line of credit is collateralized by all receivables, collections on receivables and assets of PRA III along with a lien on Company assets excluding PRA Funding and certain other excluded assets. The agreement expires September 15, 2005. Interest is variable based on LIBOR. No amount was outstanding at September 30, 2003 and December 31, 2002. Restrictive covenants under this agreement include:

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

As of September 30, 2003 the Company is in compliance with all of the covenants of this agreement.

In addition, PRA Funding maintains a $2.5 million revolving line of credit with RBC Centura Bank. This line of credit had an expiration date of July 2003; however, in September 2003, this facility was extended and now expires on September 28, 2004. The line of credit bears interest at a spread over LIBOR. The terms of this agreement require that PRA maintain a current ratio of 1.6:1.0 or greater, the current ratio being defined to include finance receivables as a current asset and to include the credit facility in place as of September 30, 2003 as a current liability. The agreement further requires that PRA maintain a debt to tangible net worth ratio of 1.5:1.0 or less and a minimum balance sheet cash position at month end of $2 million. Distributions are limited under the terms of the facility to 75% of net income. As of September 30, 2003, the Company is in full compliance with these covenants. This $2.5 million facility had no amounts outstanding as of September 30, 2003 or December 31, 2002.

4.     Property and Equipment:

Property and equipment, at cost, consist of the following as of the dates indicated:

	September 30,	December 31,
	2003	2002
Software	$1,994,664	$1,431,938
Computer equipment	2,129,802	1,435,795
Furniture and fixtures	1,323,575	942,178
Equipment	1,581,846	1,037,372
Leasehold improvements	641,347	343,329
Building and improvements	1,138,924	1,136,762
Land	100,515	100,515
Less accumulated depreciation	(3,678,167)	(2,633,635)

Net property and equipment	$5,232,506	$3,794,254

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

Expenses incurred related to the swap agreement were interest expenses of $616,954 and $792,047 for the three and nine months ending September 30, 2002. The net interest payments are a component of “Interest Expense” on the income statement and a reduction of net income in the cash flow statement.

6. Stock-Based Compensation:

The Company has a stock warrant plan and a stock option plan. Prior to 2002, the Company accounted for stock compensation issued under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in pro forma net income for the nine months ended September 30, 2002. Effective January 1, 2002, the Company

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

adopted the fair value recognition provisions of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted, modified, or settled after January 1, 2002. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
Net income/Pro forma net income:
As reported	$5,529,193	$3,152,376	$15,272,214	$8,037,853
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	72,068	—	187,413	—
Less: Total stock based compensation expense determined under intrinsic value method for all awards, net of related tax effects	(72,068)	(6,788)	(187,413)	(12,095)

Pro forma net income	$5,529,193	$3,145,588	$15,272,214	$8,025,758

Earnings per share:
Basic - as reported	$0.36	$0.32	$1.07	$0.80
Basic - pro forma	$0.36	$0.31	$1.07	$0.80
Diluted - as reported	$0.35	$0.27	$0.97	$0.70
Diluted - pro forma	$0.35	$0.27	$0.97	$0.70

Stock Warrants

The PRA management committee was authorized to issue warrants to partners, employees or vendors to purchase membership units. Generally, warrants granted had a term between 5 and 7 years and vested within 3 years. Warrants had been issued at or above the fair market value on the date of grant. Warrants vest and expire according to terms established at the grant date.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following summarizes all warrant related transactions from December 31, 1999 through September 30, 2003:

		Weighted
		Average
	Warrants	Exercise
	Outstanding	Price
December 31, 1999	2,325,000	$4.17
Granted	65,000	4.20
Exercised	—	—
Cancelled	(230,000)	4.20

December 31, 2000	2,160,000	4.17
Granted	155,000	4.20
Exercised	—	—
Cancelled	(120,000)	4.20

December 31, 2001	2,195,000	4.17
Granted	50,000	10.00
Exercised	(50,000)	4.20
Cancelled	(10,000)	4.20

December 31, 2002	2,185,000	$4.30
Granted	—	—
Exercised	(1,991,000)	4.17
Cancelled	(51,500)	9.72

September 30, 2003	142,500	$4.20

At September 30, 2003, the Company had 142,500 exercisable warrants outstanding. All were issued to employees of the Company. During the nine months ended September 30, 2003, no warrants were issued. During the nine months ended September 30, 2002, 50,000 warrants were issued to an employee of the Company.

The following information is as of September 30, 2003:

	Warrants Outstanding			Warrants Exercisable

Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$4.20	142,500	2.53	$4.20	142,500	$4.20

Total at September 30, 2003	142,500	2.53	$4.20	142,500	$4.20

Had compensation cost for granted warrants been determined pursuant to SFAS 123, the Company’s net income would have decreased. Using a fair-value (minimum value calculation), the following assumptions were used:

	2002	2001	2000
Warrants issue year:
Expected life from vest date (in years):
Employees	3.00	4.00	0.00
Operating members	0.00	0.00	5.00
Risk-free interest rates	4.53%	4.66%-4.77%	6.30%
Volatility	N/A	N/A	N/A
Dividend yield	N/A	N/A	N/A

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Effective December 30, 1999, PRA’s management committee issued warrants to acquire 125,000 membership units to an affiliate of Angelo, Gordon & Co. The warrants immediately vested and were exercisable at $3.60 per unit. As these warrants are not issued as compensation to an employee or operating member of the Company, an expense of $0 and $12,801 was incurred and recognized during the nine months ended September 30, 2003 and 2002, respectively. The value of the warrants was calculated using the fair value approach as designated by SFAS 123, which utilizes a comparison of the discounted value of the underlying units discounted using a risk-free interest rate at the date of grant. All warrants issued to AG 1999 have been exercised and none remain outstanding as of September 30, 2003.

Effective August 18, 1999, PRA’s management committee issued warrants to acquire 200,000 membership units to SMR Research Corporation (“SMR”). The warrants were to vest over a 60 month period and are exercisable at $4.20 per unit. The warrants vested as to 80,000 membership units and the remaining 120,000 membership units were cancelled upon the termination of an agreement between the Company and SMR Research Corporation. The value of the warrants was calculated using the intrinsic method and no expense was recognized on these warrants. The fair value approach was then applied, as designated by SFAS 123, which utilizes a comparison of the discounted value of the underlying units discounted using a risk-free interest rate at the date of grant. As a result, these warrants were shown to have a negative present value and as such no expense has been recorded. All warrants issued to SMR have been exercised and none remain outstanding as of September 30, 2003.

Stock Options

The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. Up to 2,000,000 shares of common stock may be issued under this program. The Plan expires November 7, 2012. All options issued under the Plan vest ratably over 5 years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and July 31, 2010. No grant of options to a single person can exceed 200,000 in a single year. As of September 30, 2003, 875,000 options have been granted under the Plan of which 22,075 have been cancelled. These options are accounted for under SFAS 123 and all expense for 2003 and 2002 are included in earnings as a component of compensation. The Company issued 55,000 options during the three months ended September 30, 2003.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following summarizes all option related transactions from December 31, 2001 through September 30, 2003:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
December 31, 2001	—	$—
Granted	820,000	13.06
Exercised	—	—
Cancelled	(12,150)	13.00

December 31, 2002	807,850	13.06
Granted	55,000	28.87
Exercised	—	—
Cancelled	(9,925)	13.00

September 30, 2003	852,925	$14.01

The Company had total stock options outstanding of 852,925 at September 30, 2003, none of which were exercisable. All of the stock options were issued to employees of the Company except for 20,000 which were issued to the board of directors.

The following information is as of September 30, 2003:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$13.00	782,925	6.11	$13.00	—	$13.00
$16.16	15,000	6.14	$16.16	—	$16.16
$27.77	50,000	6.84	$27.77	—	$27.77
$28.98	5,000	6.79	$28.98	—	$28.98

Total at September 30, 2003	852,925	6.16	$14.01	—	$—

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

Options issue year:	2003	2002
Weighted average fair value of options granted	$5.84	$2.73
Expected volatility	15.70% - 15.73%	15.70%
Risk-free interest rate	2.92% - 3.19%	2.92%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	5.00	5.00

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Utilizing these assumptions, each employee stock option granted in 2002 is valued at $2.71 per share and each director stock option is valued at $3.37 per share. For stock options issued to employees in 2003, the per share values range between $5.80 and $6.25.

Restricted Stock

Restricted stock shares are permitted to be issued as an incentive to attract new employees when the stock has traded for less than one year, as is the case for PRA Inc. During the three months ended September 30, 2003, the Company issued 12,545 shares of restricted stock. The terms are similar to the stock option plan where the shares are issued at or above market values and vest ratably over 5 years.

7. Commitments and Contingencies:

Employment Agreements:

The Company has employment agreements with all of its executive officers and with several members of its senior management group, the terms of which expire on March 31, 2004 or December 31, 2005. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Estimated remaining compensation under these agreements is approximately $2,509,543. The agreements also contain confidentiality and non-compete provisions.

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

8. Income Taxes

Prior to November 8, 2002, the Company was organized as a limited liability company, taxed as a partnership, and as such was not subject to federal or state income taxes. Immediately before the IPO, the Company was reorganized as a corporation and became subject to income taxes.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The income tax expense recognized for the three and nine months ended September 30, 2003 is composed of the following:

For the three months ended September 30, 2003:	Federal	State	Total
Current tax expense	$(8,207,248)	(1,484,374)	$(9,691,622)
Deferred tax expense	11,174,551	2,026,141	13,200,692

Total income tax expense	$2,967,303	$541,767	$3,509,070

For the nine months ended September 30, 2003:	Federal	State	Total
Current tax expense	$(3,174,793)	(532,621)	$(3,707,414)
Deferred tax expense	11,404,576	2,035,233	13,439,809

Total income tax expense	$8,229,783	$1,502,612	$9,732,395

The Company also recognized a net deferred tax asset of $5,414,082 as of September 30, 2003 and a net deferred tax liability of $286,882 as of December 31, 2002. The components of this net asset and liability are:

	September 30, 2003	December 31, 2002
Deferred tax assets:
Net operating loss - tax	$19,140,774	$—
FAS123 expense	114,039	47,997
Deferred compensation	7,916	14,872

Total deferred tax asset	19,262,729	62,869

Deferred tax liabilities:
Cost recovery	13,160,515	—
Depreciation	485,603	260,125
Prepaid expenses	202,529	89,626

Total deferred tax liability	13,848,647	349,751

Net deferred tax asset/(liability)	$5,414,082	$(286,882)

A valuation allowance has not provided at September 30, 2003 or December 31, 2002 since management believes it is more likely than not that the deferred tax assets will be realized.

The Company presented pro forma tax information assuming it has been a taxable corporation since inception and assuming tax rates equal to the rates that would have been in effect had it been required to report income tax expense in such years. A reconciliation of the Company’s statutory tax rates to the effective tax rates for the three and nine months ended September 30, 2003 and the pro forma income tax expense for the three and nine months ended September 30, 2002, consists of the following components:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
Federal tax at statutory rates	$3,162,774	$1,774,659	$8,751,613	$4,525,233
State tax expense, net of federal benefit	352,149	206,748	976,914	525,910
Other	(5,853)	4,980	3,868	14,423

Total income tax expense	$3,509,070	$1,986,387	$9,732,395	$5,065,566

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

•	changes in the business practices of credit originators in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

•	changes in government regulations that affect the Company’s ability to collect sufficient amounts on its acquired or serviced receivables;

•	the Company’s ability to employ and retain qualified employees, especially collection personnel;

•	changes in the credit or capital markets, which affect the Company’s ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

•	the degree and nature of the Company’s competition; and

•	the risk factors listed from time to time in the Company’s filings with the Securities and Exchange Commission.

Results of Operations

     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Revenues:
Income recognized on finance receivables	96.5%	96.6%	96.3%	96.5%
Commissions	3.5%	3.4%	3.7%	3.3%
Net gain on sales of defaulted consumer receivables	0.0%	0.0%	0.0%	0.2%

Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	33.2%	36.2%	34.6%	39.1%
Outside legal and other fees and services	17.5%	14.4%	16.1%	13.5%
Communications	3.2%	3.5%	3.2%	3.7%
Rent and occupancy	1.4%	1.4%	1.4%	1.4%
Other operating expenses	1.8%	2.1%	2.1%	2.5%
Depreciation	1.7%	1.6%	1.7%	1.7%

Total operating expenses	58.9%	59.2%	59.3%	61.9%

Income from operations	41.1%	40.8%	40.7%	38.1%
Other income and (expense):
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	-0.4%	-7.0%	-0.4%	-5.4%

Income before income taxes	40.8%	33.8%	40.4%	32.6%
Provision for income taxes	15.8%	0.0%	15.7%	0.0%

Net income	24.9%	33.8%	24.7%	32.6%

Pro forma income taxes		13.0%		12.6%

Pro forma net income (1)		20.7%		20.0%

(1)	Until November 8, 2002, the Company was structured as a limited liability company. As a limited liability company the Company was not subject to Federal or state corporate income taxes. For comparison purposes, the Company has presented pro forma net income for the three and nine months ended September 30, 2002, which reflects income taxes assuming the Company had been a corporation since the time of its formation and assuming tax rates equal to the rates that would have been in effect had the Company been required to report tax expense in such years.

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

Three Months Ended September 30, 2003 Compared To Three Months Ended September 30, 2002

Revenue

     Total revenue was $22.2 million for the three months ended September 30, 2003, an increase of $7.0 million or 46.1% compared to total revenue of $15.2 million for the three months ended September 30, 2002.

Income Recognized on Finance Receivables

     Income recognized on finance receivables was $21.4 million for the three months ended September 30, 2003, an increase of $6.7 million or 45.6% compared to income recognized on finance receivables of $14.7 million for the three months ended September 30, 2002. The majority of the increase was due to an increase in the Company’s cash collections on its owned defaulted consumer receivables to $30.2 million from $20.7 million, an increase of 45.9%.

The Company’s amortization rate on owned portfolio for the three months ended September 30, 2003 was 29.2% while for the three months ended September 30, 2002 it was 29.0%. During the three months ended September 30, 2003, the Company acquired defaulted consumer receivables portfolios with an aggregate face value amount of $323.4 million at a cost of $11.8 million. During the three months ended September 30, 2002, the Company acquired defaulted consumer receivable portfolios with an aggregate face value of $342.1 million at a cost of $10.1 million. The Company’s relative cost basis of acquiring defaulted consumer receivable portfolios increased from 2.96% of face value for the three months ended September 30, 2002 to 3.65% of face value for the three months ended September 30, 2003.

Commissions

     Commissions were $784,000 for the three months ended September 30, 2003, an increase of $263,000 or 50.5% compared to commissions of $521,000 for the three months ended September 30, 2002. Commissions increased as a result of a growing inventory of accounts.

Net gain on cash sales of defaulted consumer receivables

     Net gain on cash sales of defaulted consumer receivables were $0 for the three months ended September 30, 2003 and 2002.

Operating Expenses

     Total operating expenses were $13.1 million for the three months ended September 30, 2003, an increase of $4.1 million or 45.6% compared to total operating expenses of $9.0 million for the three months ended September 30, 2002. Total operating expenses, including compensation and employee services expenses, were 42.3% of cash receipts excluding sales for the three months ended September 30, 2003 compared with 42.5% for the same period in 2002.

Compensation and Employee Services

     Compensation and employee services expenses were $7.4 million for the three months ended September 30, 2003, an increase of $1.9 million or 34.5% compared to compensation and employee services expenses of $5.5 million for the three months ended September 30, 2002. Compensation and employee services expenses increased as total employees grew to 747 at September 30, 2003 from 568 at September 30, 2002. Compensation and employee services expenses as a percentage of cash receipts excluding sales decreased to 23.9% for the three months ended September 30, 2003 from 25.9% of cash receipts excluding sales for the same period in 2002.

Outside Legal and Other Fees and Services

     Outside legal and other fees and services expenses were $3.9 million for the three months ended September 30, 2003, an increase of $1.7 million or 77.3% compared to outside legal and other fees and services expenses of $2.2 million for the three months ended September 30, 2002. The increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth the Company experienced in its portfolio of defaulted consumer receivables, and a portfolio management strategy shift implemented in mid 2002. This strategy resulted in the Company referring to the legal suit process previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations.

Communications

     Communications expenses were $703,000 for the three months ended September 30, 2003, an increase of $163,000 or 30.2% compared to communications expenses of $540,000 for the three months ended September 30, 2002. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 41.2% of this increase, while the remaining 58.8% is attributable to higher telephone expenses.

Rent and Occupancy

     Rent and occupancy expenses were $317,000 for the three months ended September 30, 2003, an increase of $108,000 or 51.7% compared to rent and occupancy expenses of $209,000 for the three months ended September 30, 2002. The increase was attributable to increased leased space due to the opening of a call center in Hampton, Virginia, a storage facility, an off-site administrative and mail handling site and contractual increases in annual rental rates. The Hampton call center accounted for $88,000 of the increase, the new storage facility accounted for $8,000 of the increase and the administrative/mail site accounted for $3,000 of the increase. The remaining increase was attributable to contractual increases in annual rental rates.

Other Operating Expenses

     Other operating expenses were $393,000 for the three months ended September 30, 2003, an increase of $69,000 or 21.3% compared to other operating expenses of $324,000 for the three months ended September 30, 2002. The increase was due to increases in repairs and maintenance, hiring and insurance expenses and offset in part by decreases in taxes, fees and licenses and miscellaneous expenses. Repairs and maintenance expenses increased by $64,000, hiring expenses increased by $33,000, and insurance expenses increased by $51,000, taxes, fees and licenses decreased by $86,000, and miscellaneous expenses increased by $7,000.

Depreciation

     Depreciation expenses were $383,000 for the three months ended September 30, 2003, an increase of $140,000 or 57.6% compared to depreciation expenses of $243,000 for the three months ended September 30, 2002. The increase was attributable to continued capital expenditures on equipment, software and computers related to the Company’s growth and systems upgrades. Of the increase in depreciation expenses, 62.9% is the result of the March 2003 opening of its new Hampton office and an associated $1.2 million in equipment purchases. The remaining increase of 37.1% was the result of system upgrades.

Interest Income

     Interest income was $1,000 for the three months ended September 30, 2003, an increase of $1,000 compared to interest income of $0 for the three months ended September 30, 2002. This increase is the result of investing in overnight repo funds as compared to keeping cash in the Company’s depository bank and earning fee credit offsets in 2002.

Interest Expense

     Interest expense was $84,000 for the three months ended September 30, 2003, a decrease of $982,000 or 92.1% compared to interest expense of $1,066,000 for the three months ended September 30, 2002. This decrease is primarily the result of the termination of the interest rate swap agreement in September 2002 and having no outstanding debt on the revolving line of credit. The interest rate swap expense for the three months ended September 30, 2002 was $617,000 and other debt related expenses for the same time period were $449,000.

Nine Months Ended September 30, 2003 Compared To Nine Months Ended September 30, 2002

Revenue

     Total revenue was $61.9 million for the nine months ended September 30, 2003, an increase of $21.7 million or 54.0% compared to total revenue of $40.2 million for the nine months ended September 30, 2002.

Income Recognized on Finance Receivables

     Income recognized on finance receivables was $59.6 million for the nine months ended September 30, 2003, an increase of $20.9 million or 54.0% compared to income recognized on finance receivables of $38.7 million for the nine months ended September 30, 2002. The majority of the increase was due to an increase in the Company’s cash collections on its owned defaulted consumer receivables to $86.2 million from $57.9 million, an increase of 48.9%. The Company’s amortization rate on owned portfolio for the nine months ended September 30, 2003 was 30.8% while for the nine months ended September 30, 2002 it was 33.1%. During the nine months ended September 30, 2003, the Company acquired defaulted consumer receivables portfolios with an aggregate face value amount of $1,853.1 million at a cost of $50.3 million. During the nine months ended September 30, 2002, the Company acquired defaulted consumer receivable portfolios with an aggregate face value of $930.1 million at a cost of $26.4 million. The Company’s relative cost basis of acquiring defaulted consumer receivable portfolios decreased from 2.84% of face value for the nine months ended September 30, 2002 to 2.71% of face value for the nine months ended September 30, 2003.

Commissions

     Commissions were $2.3 million for the nine months ended September 30, 2003, an increase of $930,000 or 71.5% compared to commissions of $1.3 million for the nine months ended September 30, 2002. Commissions increased as a result of a growing inventory of accounts.

Net gain on cash sales of defaulted consumer receivables

     Net gain on cash sales of defaulted consumer receivables were $0 for the nine months ended September 30, 2003, a decrease of $100,000 compared to net gain on cash sales of defaulted consumer receivables of $100,000 for nine months ended September 30, 2002. The Company completed one small sale transaction in June 2002.

Operating Expenses

     Total operating expenses were $36.7 million for the nine months ended September 30, 2003, an increase of $11.8 million or 47.4% compared to total operating expenses of $24.9 million for the nine months ended September 30, 2002. Total operating expenses, including compensation and employee services expenses, were 41.1% of cash receipts excluding sales for the nine months ended September 30, 2003 compared with 42.1% for the same period in 2002.

Compensation and Employee Services

     Compensation and employee services expenses were $21.4 million for the nine months ended September 30, 2003, an increase of $5.7 million or 36.3% compared to compensation and employee services expenses of $15.7 million for the nine months ended September 30, 2002. Compensation and employee services expenses increased as total employees grew to 747 at September 30, 2003 from 568 at September 30, 2002. Compensation and employee services expenses as a percentage of cash receipts excluding sales decreased to 24.2% for the nine months ended September 30, 2003 from 26.5% of cash receipts excluding sales for the same period in 2002.

Outside Legal and Other Fees and Services

     Outside legal and other fees and services expenses were $10.0 million for the nine months ended September 30, 2003, an increase of $4.6 million or 85.2% compared to outside legal and other fees and services expenses of $5.4 million for the nine months ended September 30, 2002. The increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth the Company experienced in its portfolio of defaulted consumer receivables, and a portfolio management strategy shift implemented in mid 2002. This strategy resulted in the Company referring to the legal suit process previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations.

Communications

     Communications expenses were $2.0 million for the nine months ended September 30, 2003, an increase of $500,000 or 33.3% compared to communications expenses of $1.5 million for the nine months ended September 30, 2002. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 46.2% of this increase, while the remaining 53.8% is attributable to higher telephone expenses.

Rent and Occupancy

     Rent and occupancy expenses were $872,000 for the nine months ended September 30, 2003, an increase of $301,000 or 52.7% compared to rent and occupancy expenses of $571,000 for the nine months ended September 30, 2002. The increase was attributable to increased leased space due to the opening of a call center in Hampton, Virginia, a storage facility, an off-site administrative and mail handling site and contractual increases in annual rental rates. The Hampton call center accounted for $205,000 of the increase, the new storage facility accounted for $24,000 of the increase and the administrative/mail site accounted for $19,000 of the increase. The remaining increase was attributable to contractual increases in annual rental rates.

Other Operating Expenses

     Other operating expenses were $1.3 million for the nine months ended September 30, 2003, an increase of $300,000 or 30.0% compared to other operating expenses of $1.0 million for the nine months ended September 30, 2002. The increase was due to changes in repairs and maintenance, travel and meals, hiring, insurance and miscellaneous expenses. Repairs and maintenance increased by $87,000, travel and meals increased by $35,000, hiring expenses increased by $60,000, insurance expenses increased by $149,000 and miscellaneous expenses decreased by $31,000.

Depreciation

     Depreciation expenses were $1,054,000 for the nine months ended September 30, 2003, an increase of $378,000 or 55.9% compared to depreciation expenses of $676,000 for the six months ended June 30, 2002. The increase was attributable to growth and systems upgrades. Of the increase in depreciation expenses, 48.1% is the result of the March 2003 opening of its new Hampton office and an associated $1.2 million in equipment purchases. The remaining increase of 51.9% was the result of system upgrades.

Interest Income

     Interest income was $29,000 for the nine months ended September 30, 2003, an increase of $27,000 or 1350.0% compared to interest income of $2,000 for the nine months ended September 30, 2002. This increase is the result of investing in short term federally tax-exempt Auction Rate Certificates in 2003, as compared to keeping cash in the Company’s depository bank and earning fee credit offsets in 2002.

Interest Expense

     Interest expense was $243,000 for the nine months ended September 30, 2003, a decrease of $1,957,000 or 89.0% compared to interest expense of $2.2 million for the nine months ended September 30, 2002. This decrease is primarily the result of the termination of the interest rate swap agreement in September 2002 and having no outstanding debt on the revolving line of credit in 2003. The interest rate swap expense for the nine months ended September 30, 2002 was $792,000 and other debt related expenses for the same time period were $1,408,000.

Supplemental Performance Data

Owned Portfolio Performance:

The following table shows the Company’s portfolio buying activity by year, setting forth, among other things, the purchase price, actual cash collections and estimated remaining cash collections as of September 30, 2003.

($ in thousands)

			Estimated	Total	Total Estimated
		Actual Cash Collections	Remaining	Estimated	Collections to
Purchase Period	Purchase Price(1)	Including Cash Sales	Collections(2)	Collections(3)	Purchase Price(4)
1996	$3,080	$8,859	$268	$9,127	296%
1997	$7,685	$21,111	$795	$21,906	285%
1998	$11,122	$28,311	$2,085	$30,396	273%
1999	$18,912	$46,240	$7,884	$54,124	286%
2000	$25,069	$59,127	$20,119	$79,246	316%
2001	$33,540	$68,844	$41,820	$110,664	330%
2002	$42,655	$42,804	$81,660	$124,465	292%
2003	$51,122	$15,022	$115,296	$130,318	255%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized expenses, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and the Company. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. The Company refers to repurchased accounts as buybacks.

(2)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(3)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(4)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

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

     The following graph shows the Company’s purchase price in its owned portfolios by year beginning in 1996 and includes the year to date as of September 30, 2003 acquisition amount. This purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized expenses, less the purchase price refunded by the seller due to the return of non-compliant accounts.

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

     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates the Company’s ability to realize significant multi-year cash collection streams on its owned pools as of September 30, 2003.

Cash Collections By Year, By Year of Purchase

($ in thousands)

Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	Total

1996	$3,080	$548	$2,484	$1,890	$1,347	$1,025	$730	$496	$277	$8,797
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,056	20,653
1998	11,122	—	—	3,776	6,807	6,398	5,152	3,948	2,154	28,235
1999	18,912	—	—	—	5,139	13,069	12,090	9,598	5,653	45,550
2000	25,069	—	—	—	—	6,894	19,498	19,478	12,796	58,666
2001	33,540	—	—	—	—	—	13,047	28,833	21,475	63,356
2002	42,655	—	—	—	—	—	—	15,072	27,732	42,804
2003	51,122	—	—	—	—	—	—	—	15,021	15,021

Total	$193,185	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,254	$86,164	$283,082

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

Collector by Tenure

Collector FTE at:	12/31/00	12/31/01	12/31/02	09/30/03

One year + [1]	109	151	210	233
Less than one year [2]	180	218	223	301
Total [2]	289	369	433	534

1 Calculated based on actual employees (collectors) with one year of service or more.

2 Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.

Monthly Cash Collections by Tenure 1

Average performance YTD	12/31/00	12/31/01	12/31/02	9/30/03

One year + [2]	$14,081	$15,205	$16,927	$18,425
Less than one year [3]	7,482	7,740	8,689	8,494

1 Cash collection numbers include only accounts assigned to collectors. Significant cash collections do occur on “unassigned” accounts.

2 Calculated using average YTD monthly cash collections of all collectors with one year or more of tenure.

3 Calculated using weighted average YTD monthly cash collections of all collectors with less than one year of tenure, including those in training.

YTD Cash Collections per Hour Paid 1

Average performance YTD	12/31/00	12/31/01	12/31/02	9/30/03

Total cash collections	$64.37	$77.20	$96.37	$110.77
Non-legal cash collections	$53.31	$66.87	$77.72	$83.36

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

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
Balance at beginning of period	$86,688,557	$51,055,102	$65,526,235	$47,986,744
Acquisitions of finance receivables, net of buybacks(1)	11,978,443	10,082,648	50,849,497	26,314,185
Cash collections applied to principal on finance receivables(2)	(8,830,582)	(6,004,628)	(26,539,314)	(19,167,807)
Cost of finance receivables sold, net of allowance for returns	—	(600)	—	(600)

Balance at end of period	$89,836,418	$55,132,522	$89,836,418	$55,132,522

Estimated Remaining Collections (“ERC”) (3)	$269,925,459	$177,819,445	$269,925,459	$177,819,445

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. The Company refers to repurchased accounts as buybacks.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on the Company’s owned portfolios. ERC is not a balance sheet item, however, it is provided here for informational purposes.

     The following tables categorize the Company’s owned portfolios as of September 30, 2003 into the major asset types and account types represented, respectively:

	No. of		Face Value of Defaulted		Finance Receivables, net as of
Asset Type	Accounts	%	Consumer Receivables	%	September 30, 2003%

Visa/MasterCard/Discover	1,018,637	26.3%	$3,780,209,048	51.1%	$42,398,246	47.2%
Consumer Finance	1,735,920	44.8%	1,581,002,568	21.4%	9,850,903	11.0%
Private Label Credit Cards	1,073,405	27.7%	1,745,615,640	23.5%	35,151,269	39.1%
Auto Deficiency	46,639	1.2%	294,980,546	4.0%	2,435,999	2.7%

Total:	3,874,601	100.0%	$7,401,807,802	100.0%	$89,836,418	100.0%

     As shown in the following chart, as of September 30, 2003 a majority of the Company’s portfolios are secondary and tertiary accounts but it purchases or services accounts at any point in the delinquency cycle.

			Face Value of Defaulted		Finance Receivables, net as of
Account Type	No. of Accounts	%	Consumer Receivables	%	September 30, 2003%

Fresh	148,398	3.8%	$518,792,324	7.0%	$6,807,832	7.6%
Primary	467,142	12.1%	1,725,238,479	23.3%	25,151,813	28.0%
Secondary	1,268,781	32.7%	2,701,924,616	36.5%	45,813,193	51.0%
Tertiary	1,778,551	45.9%	1,608,073,609	21.7%	9,096,866	10.1%
Other	211,729	5.5%	847,778,773	11.5%	2,966,713	3.3%

Total:	3,874,601	100.0%	$7,401,807,802	100.0%	$89,836,418	100.0%

     The Company also reviews the geographic distribution of accounts within a portfolio because it has found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into the Company’s maximum purchase price equation.

     As the following chart illustrates, as of September 30, 2003 the Company’s overall portfolio of defaulted consumer receivables is generally balanced geographically.

			Face Value of Defaulted
Geographic Distribution	No. of Accounts	%	Consumer Receivables	%

Texas	1,211,013	31%	$1,143,722,056	15%
California	315,027	8%	818,495,488	11%
Florida	229,486	6%	670,024,554	9%
New York	185,261	4%	593,664,542	8%
Pennsylvania	105,498	3%	281,467,035	4%
North Carolina	85,580	2%	230,517,713	3%
New Jersey	71,711	2%	219,582,495	3%
Illinois	85,049	2%	207,783,336	3%
Ohio	83,765	2%	203,029,210	3%
Georgia	72,161	2%	194,958,737	2%
Massachusetts	69,342	2%	182,248,528	2%
Michigan	67,956	2%	171,237,713	2%
Missouri	176,375	5%	159,809,392	2%
South Carolina	42,677	1%	136,452,468	2%
Arizona	45,482	1%	125,491,084	2%
Virginia	51,386	1%	124,323,724	2%
Tennessee	49,484	1%	123,570,550	2%
Maryland	42,718	1%	120,163,174	2%
Other	884,630	23%	1,695,266,001	22	%(1)

Total:	3,874,601	100%	$7,401,807,802	100%

(1)	Each state included in “Other” represents under 2% of the face value of total defaulted consumer receivables.

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

     The Company’s operating activities provided cash of $22.6 million and $14.6 million for the nine months ended September 30, 2003 and 2002, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections, commissions received and gains on cash sales of defaulted consumer receivables for the period which increased from $13.1 million for the nine months ended September 30, 2002 to $15.3 million for the nine months ended September 30, 2003.

     The Company’s investing activities used cash of $26.4 million and $8.0 million during the nine months ended September 30, 2003 and 2002, respectively. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, net of cash collections applied to principal on finance receivables.

     The Company’s financing activities provided cash of $749,000 and used cash of $5.4 million during the nine months ended September 30, 2003 and 2002, respectively. Cash used in financing activities is primarily driven by distributions of capital and payments on long term debt and capital lease obligations. During 2003, the Company completed a financing arrangement with its main depository institution to finance equipment purchases at its new location in Hampton, VA.

     Cash paid for interest expenses was $241,000 and $2.1 million for the nine months ended September 30, 2003 and 2002, respectively. The majority of interest expenses were paid for lines of credit used to finance acquisitions of defaulted consumer receivable portfolios, capital lease obligations and other long-term debt. In addition in 2002, the interest rate swap agreement was paid in full in September for $542,000.

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

     The facility had no amounts outstanding at September 30, 2003.

     In addition, PRA Funding maintains a $2.5 million revolving line of credit, pursuant to an agreement entered into with RBC Centura Bank on June 30, 2002. The credit facility, bearing interest at a spread over LIBOR, which was due to expire in July, 2003, was extended in September, 2003 and now expires on September 28, 2004. The agreement provides:

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

     This $2.5 million facility had no amounts outstanding at September 30, 2003. In addition, on February 20, 2003, the name of PRA AG Funding, LLC was changed to PRA Funding, LLC. No changes were made with regards to the terms of the facility agreement.

     As of September 30, 2003 there are four loans outstanding. On July 20, 2000, PRA Holding I, entered into a credit facility with Bank of America, N.A., for a $550,000 loan, for the purpose of purchasing a building and land in Hutchinson, Kansas. The loan bears interest at a variable rate based on LIBOR and consists of monthly principal payments for 60 months and a final installment of unpaid principal and accrued interest payable on July 21, 2005. On February 9, 2001, the Company entered into a commercial loan agreement with Bank of America, N.A. in the amount of $107,000 in order to purchase equipment for its Norfolk, Virginia location. This loan bears interest at a fixed rate of 7.9% and matures on February 1, 2006. On February 20, 2002, PRA Holding I entered into an additional arrangement with Bank of America, N.A. for a $500,000 commercial loan in order to finance construction of a parking lot at the Company’s Norfolk, Virginia location. This loan bears interest at a fixed rate of 6.47% and matures on September 1, 2007. On May 1, 2003, the Company entered into a commercial loan agreement with RBC Centura Bank in the amount of $975,000 to finance equipment purchases for its Hampton, Virginia location. This loan bears interest at a fixed rate of 4.25% and matures on May 1, 2008.

Contractual Obligations

Obligations of the Company that exist as of September 30, 2003 are as follows:

	Payments due by period
		Less			More
		than 1	1 - 3	3 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Long-Term Debt	$1,925,244	$430,442	$1,043,207	$451,595	$—
Capital Lease Obligations	692,059	299,626	260,664	131,769	—
Operating Leases	14,709,996	1,361,292	2,960,973	3,043,474	7,344,257

Total	$17,327,299	$2,091,360	$4,264,844	$3,626,838	$7,344,257

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 is an interpretation of ARB No. 51 and addresses consolidation by business enterprises of variable interest entities (“VIEs”). This interpretation is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of this interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests is considered the primary beneficiary, the enterprise that should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. This interpretation is effective for all enterprises with variable interest in VIEs created after January 31, 2003. A public entity with variable interests in a VIE created before February 1, 2003, is required to apply the provisions of this interpretation to that entity by the end of the first interim or annual reporting period beginning after December 15, 2003. The adoption of this interpretation is not expected to have a material impact on the Company’s financial position or the results of operations.

     In October 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer.” This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investors initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is currently under review by the Financial Accounting Standards Board. If this SOP becomes effective, it will have an effective date for companies whose fiscal years end on or after December 15, 2004. Management is in the process of evaluating this statement’s impact on the Company.

Critical Accounting Policy

     The Company utilizes the interest method under guidance provided by Practice Bulletin 6 to determine income recognized on finance receivables. Under this method, each static pool of receivables it acquires is statistically modeled to determine its projected cash flows. A yield is then established which, when applied to the outstanding balance of the receivables, results in the recognition of income at a constant yield relative to the remaining balance in the pool. Each pool is analyzed monthly to assess the actual performance to that expected by the model. If differences are noted, the yield is adjusted prospectively to reflect the estimate of cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

          The Company’s exposure to market risk relates to interest rate risk with its variable rate credit line. The Company terminated its only derivative financial instrument to manage or reduce market risk in September 2002. As of September 30, 2003, the Company had no variable rate debt outstanding on its revolving credit lines. The Company did have variable rate debt outstanding on its long-term debt collateralized by the Kansas real estate. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

	10.22	Second Amendment to Business Loan Agreement, dated September 5, 2003, by and between PRA Funding, LLC and RBC Centura Bank.

	10.23	First Lease Amendment to Riverside Commerce Center Office Lease, dated June 27, 2003, by and between Riverside Crossing, L.C. and Portfolio Recovery Associates, Inc.

	10.24	Fourth Lease Amendment to Riverside Commerce Center Office Lease, dated February 12, 1999, by and between Riverside Crossing, L.C. and Portfolio Recovery Associates, Inc.

	31.1	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

	32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

(b)	Reports on Form 8-K.

Filed October 27, 2003, issuance of a quarterly earnings press release for the three and nine months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)

Date: October 28, 2003	By:	/s/ Steven D. Fredrickson

Steven D. Fredrickson Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: October 28, 2003	By:	/s/ Kevin P. Stevenson

Kevin P. Stevenson Chief Financial Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)