Form 10-K
period 2003-12-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2004-02-18
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $0.01 par value per share

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X     NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 12, 2004 was $229,374,131.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes     X     No ____

     The number of shares of the registrant’s Common Stock outstanding as of February 12, 2004 was 15,299,676.

     Documents incorporated by reference: Portions of the Proxy Statement to be filed by April 30, 2004 for the Company’s 2004 Annual Meeting of Stockholders are incorporated by reference into Items 11, 12 and 13 of Part III of this Form 10-K.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company (as hereinafter defined) to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

     • changes in the business practices of debt owners in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

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

PART I

Item 1. Business.

General

     Portfolio Recovery Associates, Inc., together with its subsidiaries (collectively, the “Company”), is a full-service provider of outsourced receivables management. The Company purchases, collects and manages portfolios of defaulted consumer receivables. Defaulted consumer receivables are the unpaid obligations of individuals to credit originators, including banks, credit unions, consumer and auto finance companies, retail merchants and other providers of goods and services. The defaulted consumer receivables the Company collects are generally either purchased from sellers of defaulted consumer debt (“Debt Sellers”) or are collected on behalf of debt owners on a commission fee basis.

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

     The Company specializes in receivables that have been charged-off by the credit originator. Since the Debt Seller has unsuccessfully attempted to collect these receivables, the Company is able to purchase them at a substantial discount to their face value. From its 1996 inception through December 31, 2003, the Company acquired 417 portfolios with a face value of $7.78 billion for $204.6 million, or 2.63% of face value, representing more than 4.1 million customer accounts. The success of the Company depends on its ability to purchase portfolios of defaulted consumer receivables at appropriate valuations and to collect on those receivables effectively and efficiently. To date, the Company has consistently been able to collect at a rate of 2.5 to 3.0 times its purchase price for defaulted consumer receivables portfolios, as measured over a five to seven year period, which has enabled the Company to generate increasing profits and positive cash flow.

     The Company has achieved strong financial results since its formation, with cash collections growing from $10.9 million in 1998 to $117.1 million in 2003. Total revenue has grown from $6.8 million in 1998 to $84.9 million in 2003, a compound annual growth rate of 66%. Similarly, pro forma net income has grown from $402,000 in 1998 to net income of $20.7 million in 2003. Excluding the impact of proceeds from occasional portfolio sales, cash collections have increased every quarter since the Company’s formation.

     The Company was initially formed as Portfolio Recovery Associates, L.L.C., a Delaware limited liability company, on March 20, 1996. Prior to the formation of the Company, founding members of the management team played key roles in the development of a defaulted consumer receivables acquisition and divestiture operation for Household Recovery Services, a subsidiary of Household International. In connection with an initial public offering, which commenced on November 8, 2002 (the “IPO”), all of the membership units of Portfolio Recovery Associates, L.L.C. were exchanged, simultaneously with the effectiveness of the Company’s registration statement, for a single class of the common stock of Portfolio Recovery Associates, Inc., a new Delaware corporation formed on August 7, 2002. Accordingly, the members of Portfolio Recovery Associates, L.L.C. became the common stockholders of Portfolio Recovery Associates, Inc., which became the parent company of Portfolio Recovery Associates, L.L.C. and its subsidiaries.

     Shares of common stock that were received in exchange for the membership interests of Portfolio Recovery Associates, L.L.C. as a result of this reorganization, which were not registered by the Company’s initial public offering were deemed to have a new “holding period” for purposes of Rule 144 under the Securities Act of 1933, as amended, and therefore could not be sold before November 6, 2003 unless registered under the Securities Act of 1933, as amended, or sold under an available exemption from registration, as in an organized stock offering. The “holding period” with respect to these shares has expired; therefore, these shares may now be traded pursuant to Rule 144, which imposes certain limitations on the manner of sale, notice requirements and the availability of the Company’s current public information.

     A secondary offering of shares of common stock of the Company was completed on May 21, 2003, in which 4,025,000 shares were sold. After this transaction, the holders of 6,865,261 shares of the Company’s common stock which were not sold in the secondary offering agreed to a 180-day “lock-up” with respect to these shares. This generally means that holders of these shares were unable sell these shares during the 180 days following the date of the prospectus, or until November 21, 2003. These shares may now be sold in accordance with the provisions of the federal securities laws, including Rule 144.

Competitive Strengths

Complete Outsourced Solution for Debt Owners

     The Company offers debt owners a complete outsourced solution to address their defaulted consumer receivables. Depending on a debt owner’s timing and needs, the Company can either purchase from the debt owner their defaulted consumer receivables, providing immediate cash, or service those receivables on their behalf for a commission fee based on a percentage of its collections. Furthermore, the Company can purchase or service receivables throughout the entire delinquency cycle, from receivables that have only been processed for collection internally by the debt owner to receivables that have been subject to multiple external collection efforts. This flexibility helps the Company meet the needs of debt owners and allows it to become a trusted resource. Furthermore, the Company’s strength across multiple transaction and asset types provides the opportunity to cross-sell its services to debt owners, building on successful engagements.

Disciplined and Proprietary Underwriting Process

     One of the key components of the Company’s growth has been its ability to price portfolio acquisitions at levels that have generated profitable returns on investment. To date, the Company has consistently been able to collect at a rate of 2.5 to 3.0 times its purchase price for defaulted consumer receivables portfolios, as measured over a five to seven year period, which has enabled the Company to generate increasing profits and cash flow. In order to price portfolios and forecast the targeted collection results for a portfolio, the Company uses two separate statistical models developed internally that are often supplemented with on-site due diligence of the Debt Seller’s collection process and loan files. One model analyzes the portfolio as one unit based on demographic comparisons while the second model analyzes each account in a portfolio using variables in a regression analysis. As the Company collects on its portfolios, the results are input back into the models in an ongoing process which the Company believes increases their accuracy. Through December 31, 2003 the Company has acquired 417 portfolios with a face value of $7.78 billion.

Ability to Hire, Develop and Retain Productive Collectors

     In an industry characterized by high turnover, the Company’s ability to hire, develop and retain effective collectors is a key to its continued growth and profitability. The Company has found that tenure is a primary driver of its collector effectiveness. The Company offers its collectors a competitive wage with the opportunity to receive unlimited incentive compensation based on performance, as well as an attractive benefits package, a comfortable working environment and the ability to work on a flexible schedule. Stock options were awarded to many of the Company’s collectors at the time of the IPO in 2002. The Company has a comprehensive six week training program for new collectors and provides continuing advanced training classes which are conducted in its four training centers. Recognizing the demands of the job, the Company’s management has endeavored to create a professional and supportive environment for collectors. Furthermore, several large military bases and numerous telemarketing, customer service and reservation phone centers are located near the Company’s headquarters and regional offices in Virginia, providing access to a large pool of trained personnel. The Company has also found the Hutchinson, Kansas area to provide a sufficient potential workforce of trained personnel.

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

Strong Relationships with Major Credit Originators

     The Company has done business with most of the top consumer lenders in the United States. The Company maintains an extensive marketing effort and its senior management team is in contact with known and prospective credit originators. The Company believes that it has earned a reputation as a reliable purchaser of defaulted consumer receivables portfolios and as responsible collectors. Furthermore, from the perspective of the selling credit originator, the failure to close on a negotiated sale of a portfolio consumes valuable time and expense and can have an adverse effect on pricing when the portfolio is re-marketed. The Company has never failed to close on a transaction. Similarly, if a credit originator sells a portfolio to a group that violates industry standard collecting practices, it can taint the reputation of the credit originator. The Company goes to great lengths to collect from consumers in a responsible, professional and compliant manner. The Company believes its strong relationships with major credit originators provide it with access to quality opportunities for portfolio purchases and contingent fee collection placements.

Experienced Management Team

     The Company has an experienced management team with considerable expertise in the accounts receivable management industry. Prior to the Company’s formation, the firm’s founders played key roles in the development and management of a consumer receivables acquisition and divestiture operation of Household Recovery Services, a subsidiary of Household International. As the Company has grown, the management team has been expanded with a group of successful, seasoned executives.

Risks Related to the Company’s Business

     To the extent not described elsewhere in this Annual Report, the following are risks related to the Company’s business.

The Company may not be able to collect sufficient amounts on its defaulted consumer receivables to fund its operations

     The Company’s business consists of acquiring and servicing receivables that consumers have failed to pay and that the Debt Sellers have deemed uncollectible. The Debt Sellers generally make numerous attempts to recover on their defaulted consumer receivables, often using a combination of in-house recovery efforts and third-party collection agencies. These defaulted consumer receivables are difficult to collect and the Company may not collect a sufficient amount to cover its investment associated with purchasing the defaulted consumer receivables and the costs of running its business.

The Company’s contingent fee collections operations have a limited operating history

     The Company’s contingent fee collections operations commenced in March 2001. These operations are in the early stages of development. Accordingly, these operations have a limited operating history and their prospects must be considered in light of the risks and uncertainties facing early-stage companies. As of December 31, 2003, the Company has entered into contingent fee collection arrangements with 9 clients. Although the Company is currently generating positive operating income from its contingent fee collections operations, the Company’s limited operating history makes prediction of future results difficult.

The Company may not be able to purchase defaulted consumer receivables at appropriate prices, and a decrease in its ability to purchase portfolios of receivables could adversely affect its ability to generate revenue

     If one or more Debt Sellers stops selling defaulted receivables to the Company and it is otherwise unable to purchase defaulted receivables at appropriate prices, the Company could lose a potential source of income and its business may be harmed.

     The availability of receivables portfolios at prices which generate an appropriate return on the Company’s investment depends on a number of factors both within and outside of its control, including the following:

     • the continuation of current growth trends in the levels of consumer obligations;

     • sales of receivables portfolios by Debt Sellers; and

     • competitive factors affecting potential purchasers and Debt Sellers of receivables.

     Because of the length of time involved in collecting defaulted consumer receivables on acquired portfolios and the volatility in the timing of the Company’s collections, the Company may not be able to identify trends and make changes in its purchasing strategies in a timely manner.

The Company experiences high employee turnover rates and it may not be able to hire and retain enough sufficiently trained employees to support its operations

     The accounts receivables management industry is very labor intensive and, similar to other companies in the Company’s industry, the Company typically experiences a high rate of employee turnover. The Company’s annual turnover rate, excluding those employees that do not complete its six week training program, was 37% in 2003. The Company competes for qualified personnel with companies in its industry and in other industries. The Company’s growth requires that it continually hire and train new collectors. A higher turnover rate among its collectors will increase the Company’s recruiting and training costs and limit the number of experienced collection personnel available to service its defaulted consumer receivables. If this were to occur, the Company would not be able to service its defaulted consumer receivables effectively and this would reduce its ability to continue its growth and operate profitability.

The Company serves markets that are highly competitive, and it may be unable to compete with businesses that may have greater resources than it has

     The Company faces competition in both of the markets it serves — owned portfolio and contingent fee accounts receivable management — from new and existing providers of outsourced receivables management services, including other purchasers of defaulted consumer receivables portfolios, third-party contingent fee collection agencies and debt sellers that manage their own defaulted consumer receivables rather than outsourcing them. The accounts receivable management industry is highly fragmented and competitive, consisting of approximately 6,000 consumer and commercial agencies, most of which compete in the contingent fee business.

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

     In addition, the Company may in the future provide a service to debt owners in which debt owners will place consumer receivables with it for a specific period of time for a flat fee. This fee may be based on the number of collectors assigned to the collection of these receivables, the amount of receivables placed or other bases. The Company may not be successful in determining and implementing the appropriate pricing for this pricing structure, which may cause it to be unable to generate a profit from this business.

The Company’s collections may decrease if bankruptcy filings increase

     During times of economic recession, the amount of defaulted consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings a debtor’s assets may be sold to repay creditors, but since the defaulted consumer receivables the Company services are generally unsecured it often would not be able to collect on those receivables. The Company cannot ensure that its collection experience would not decline with an increase in bankruptcy filings. If the Company’s actual collection experience with respect to a defaulted consumer receivables portfolio is significantly lower than it projected when it purchased the portfolio, the Company’s financial condition and results of operations could deteriorate.

The Company may make acquisitions that prove unsuccessful or strain or divert its resources

     The Company intends to consider acquisitions of other companies in its industry that could complement its business, including the acquisition of entities offering greater access and expertise in other asset types and markets that the Company does not currently serve. The Company has little experience in completing acquisitions of other businesses, and it may not be able to successfully complete an acquisition. If the Company does acquire other businesses, it may not be able to successfully integrate these businesses with its own and the Company may be unable to maintain its standards, controls and policies. Further, acquisitions may place additional constraints on the Company’s resources by diverting the attention of its management from other business concerns. Through acquisitions, the Company may enter markets in which it has no or limited experience. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities, the incurrence of additional debt and amortization expenses of related intangible assets, all of which could reduce the Company’s profitability and harm its business.

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

     Furthermore, heightened regulation of the credit card and consumer lending industry may result in decreased availability of credit to consumers, potentially leading to a future reduction in defaulted consumer receivables available for purchase from Debt Sellers. The Company cannot predict how its ability to identify and purchase receivables and the quality of those receivables would be affected if there is a shift in consumer lending practices, whether caused by changes in the regulations or accounting practices applicable to debt owners, a sustained economic downturn or otherwise.

The Company may not be able to manage its growth effectively

     The Company has expanded significantly since its formation and intends to maintain its growth focus. However, the Company’s growth will place additional demands on its resources and the Company cannot ensure that it will be able to manage its growth effectively. In order to successfully manage its growth, the Company may need to:

     • expand and enhance its administrative infrastructure;

     • continue to improve its management, financial and information systems and controls; and

     • recruit, train, manage and retain its employees effectively.

     Continued growth could place a strain on the Company’s management, operations and financial resources. The Company cannot ensure that its infrastructure, facilities and personnel will be adequate to support its future operations or to effectively adapt to future growth. If the Company cannot manage its growth effectively, its results of operations may be adversely affected.

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

     While the Company believes that its existing information systems are sufficient to meet its current demands and continued expansion, the Company’s future growth may require additional investment in these systems. The Company depends on having the capital resources necessary to invest in new technologies to acquire and service defaulted consumer receivables. The Company cannot ensure that adequate capital resources will be available to it at the appropriate time.

The Company’s senior management team is important to its continued success and the loss of one or more members of senior management could negatively affect the Company’s operations

     The loss of the services of one or more of the Company’s key executive officers or key employees could disrupt its operations. The Company has employment agreements with Steve Fredrickson, its president, chief executive officer and chairman of its board of directors, Kevin Stevenson, the Company’s executive vice president and chief financial officer, and most of its other senior executives. The current agreements contain non-compete provisions that survive termination of employment. However, these agreements do not and will not assure the continued services of these officers and the Company cannot ensure that the non-compete provisions will be enforceable. The Company’s success depends on the continued service and performance of its key executive officers, and it cannot guarantee that it will be able to retain those individuals. The loss of the services of Mr. Fredrickson, Mr. Stevenson or one or more of the Company’s other key executive officers could seriously impair its ability to continue to acquire or collect on defaulted consumer receivables and to manage and expand its business. The Company maintains key man life insurance on Steve Fredrickson.

The Company’s ability to recover and enforce its defaulted consumer receivables may be limited under federal and state laws

     Federal and state laws may limit the Company’s ability to recover and enforce its defaulted consumer receivables regardless of any act or omission on its part. Some laws and regulations applicable to credit issuers may preclude the Company from collecting on defaulted consumer receivables it purchases if the credit issuer previously failed to comply with applicable laws in generating or servicing those receivables. Collection laws and regulations also directly apply to the Company’s business. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on consumer credit receivables. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect the Company’s ability to collect on its defaulted consumer receivables and may harm its business. In addition, federal and state governmental bodies are considering, and may consider in the future, other legislative proposals that would regulate the collection of the Company’s defaulted consumer receivables. Although the Company cannot predict if or how any future legislation would impact its business, its failure to comply with any current or future laws or regulations applicable to it could limit its ability to collect on its defaulted consumer receivables, which could reduce its profitability and harm the Company’s business.

The Company utilizes the interest method of revenue recognition for determining its income recognized on finance receivables, which is based on an analysis of projected cash flows that may prove to be less than anticipated and could lead to reductions in future revenues or impairment charges

     The Company utilizes the interest method to determine income recognized on finance receivables. Under this method, each static pool of receivables it acquires is modeled upon its projected cash flows. A yield is then established which, when applied to the unamortized purchase price of the receivables, results in the recognition of income at a constant yield relative to the remaining balance in the pool of defaulted consumer receivables. Each static pool is analyzed monthly to assess the actual performance compared to that expected by the model. If differences are noted, the yield is adjusted prospectively to reflect the revised estimate of cash flows. If the accuracy of the modeling process deteriorates or there is a decline in anticipated cash flows, the Company would suffer reductions in future revenues or a decline in the carrying value of its receivables portfolios, which in either case would result in lower earnings in future periods and could negatively impact the Company’s stock price.

Portfolio Acquisitions

     The Company’s portfolio of defaulted consumer receivables includes a diverse set of accounts that can be segmented by asset type, age and size of account, level of previous collection efforts and geography. To identify attractive buying opportunities, the Company maintains an extensive marketing effort with its senior officers contacting known and prospective sellers of defaulted consumer receivables. The Company acquires receivables of Visa®, MasterCard® and Discover® credit cards, private label credit cards, installment loans, lines of credit, deficiency balances of various types and legal judgments, all from a variety of Debt Sellers. These Debt Sellers include major banks, credit unions, consumer finance companies, telecommunication providers, retailers, other debt buyers and auto finance companies. In addition, the Company exhibits at trade shows, advertises in a variety of trade publications and attends industry events in an effort to develop account purchase opportunities. The Company also maintains active relationships with brokers of defaulted consumer receivables. The following chart categorizes the Company’s life to date owned portfolios as of December 31, 2003 into the major asset types represented.

			Life to Date Purchased Face
	No. of		Value of Defaulted		Finance Receivables, net as of
Asset Type	Accounts	%	Consumer Receivables	%	December 31, 2003%

Visa/MasterCard/Discover	1,229,349	29.9%	$4,070,113,821	52.3%	$47,660,466	51.5%
Consumer Finance	1,757,462	42.8%	1,666,699,152	21.4%	10,000,312	10.8%
Private Label Credit Cards	1,073,756	26.1%	1,746,593,273	22.5%	32,658,695	35.3%
Auto Deficiency	46,639	1.2%	294,980,546	3.8%	2,249,084	2.4%

Total:	4,107,206	100.0%	$7,778,386,792	100.0%	$92,568,557	100.0%

     The Company has acquired portfolios at various price levels, depending on the age of the portfolio, its geographic distribution, its historical experience with a certain asset type or Debt Seller and similar factors. A typical defaulted consumer receivables portfolio ranges from $5 to $75 million in face value and contains defaulted consumer receivables from diverse geographic locations with average initial individual account balances of $1,000 to $7,000.

     The age of a defaulted consumer receivables portfolio (i.e., the time since an account has been charged-off) is an important factor in determining the maximum price at which the Company will purchase a receivables portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price that the Company will purchase the portfolio. This relationship is due to the fact that older receivables typically are more difficult to collect. The accounts receivables management industry places receivables into categories depending on the number of collection agencies that have previously attempted to collect on the receivables. Fresh accounts are typically past due 120 to 270 days and charged-off by the credit originator, that are either being sold prior to any post-charge-off collection activity or are placed with a third-party for the first time. These accounts typically sell for the highest purchase price. Primary accounts are typically 270 to 360 days past charge-off, have been previously placed with one contingent fee servicer and receive a lower purchase price. Secondary and tertiary accounts are typically more than 360 days past charge-off, have been placed with two or three contingent fee servicers and receive even lower purchase prices. As shown in the following chart, as of December 31, 2003, a majority of the Company’s portfolios are secondary and tertiary accounts but it purchases or services accounts at any point in the delinquency cycle.

			Life to Date Purchased Face
	No. of		Value of Defaulted		Finance Receivables, net as of
Account Type	Accounts	%	Consumer Receivables	%	December 31, 2003%

Fresh	150,181	3.7%	$527,043,932	6.8%	$6,672,515	7.2%
Primary	493,779	12.0%	1,810,169,993	23.2%	26,801,294	29.0%
Secondary	1,320,477	32.2%	2,838,382,673	36.5%	46,308,802	50.0%
Tertiary	1,927,410	46.9%	1,742,524,082	22.4%	10,186,908	11.0%
Other	215,359	5.2%	860,266,112	11.1%	2,599,038	2.8%

Total:	4,107,206	100.0%	$7,778,386,792	100.0%	$92,568,557	100.0%

     The Company also reviews the geographic distribution of accounts within a portfolio because it has found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into the Company’s maximum purchase price equation.

     As the following chart illustrates, as of December 31, 2003 the Company’s overall life to date portfolio of defaulted consumer receivables is generally balanced geographically.

			Life to Date Purchased Face Value
Geographic Distribution	No. of Accounts	%	of Defaulted Consumer Receivables	%

Texas	1,232,971	30.00%	$1,172,678,667	15%
California	340,759	9.00%	864,734,270	11%
Florida	247,210	6.00%	698,218,172	9%
New York	201,506	5.00%	626,331,533	8%
Pennsylvania	113,490	3.00%	298,085,983	4%
New Jersey	79,605	2.00%	241,965,371	3%
North Carolina	92,135	2.00%	240,237,212	3%
Illinois	93,038	3.00%	217,062,496	3%
Ohio	90,127	2.00%	212,717,950	3%
Georgia	79,781	2.00%	205,372,104	2%
Massachusetts	79,257	2.00%	202,126,143	2%
Michigan	75,430	2.00%	179,104,358	2%
Missouri	179,587	4.00%	163,950,494	2%
South Carolina	46,090	1.00%	141,260,687	2%
Arizona	49,794	1.00%	133,243,860	2%
Tennessee	56,071	1.00%	131,632,798	2%
Virginia	54,025	1.00%	129,127,204	2%
Maryland	45,896	1.00%	124,432,497	2%
Other	950,434	23.00%	1,796,104,993	23	%(1)

Total:	4,107,206	100%	$7,778,386,792	100%

(1)	Each state included in “Other” represents under 2% of the face value of total defaulted consumer receivables.

Purchasing Process

     The Company acquires portfolios from Debt Sellers through both an auction and a negotiated sale process. In an auction process, the Debt Seller will assemble a portfolio of receivables and seek purchase prices from specifically invited potential purchasers. In a privately negotiated sale process, the Debt Seller will contact known, reputable purchasers directly and negotiate the terms of sale. On a limited basis, the Company also acquires accounts in forward flow contracts. Under a forward flow contract, the Company agrees to purchase defaulted consumer receivables from a Debt Seller on a periodic basis, at a set percentage of face value of the receivables over a specified time period. These agreements typically have a provision requiring that the attributes of the receivables to be sold will not significantly change each month and that the Debt Seller’s efforts to collect these receivables will not change. If this provision is not provided for, the contract will allow for the early termination of the forward flow contract by the purchaser. Forward flow contracts are a consistent source of defaulted consumer receivables for accounts receivables management providers and provide the Debt Sellers with a reliable source of revenue and a professional resolution of defaulted consumer receivables.

     In a typical sale transaction, a Debt Seller distributes a computer disk or data tape containing 10 to 15 basic data fields on each receivables account in the portfolio offered for sale. Such fields typically include the consumer’s name, address, outstanding balance, date of charge-off, date of last payment and the date the account was opened. The Company performs its initial due diligence on the portfolio by electronically cross-checking the data fields on the computer disk or data tape against the accounts in its owned portfolios and against national demographic and credit databases. The Company compiles a variety of portfolio level reports examining all demographic data available.

     In order to determine a maximum purchase price for a portfolio, the Company uses two separate computer models developed internally that often are supplemented with on-site due diligence of the seller’s collection operation and/or a review of their loan origination files, collection notes and work processes. The Company analyzes the portfolio using its proprietary multiple regression model, which analyzes each account of the portfolio using variables in the regression model. In addition, the Company analyzes the portfolio using an adjustment model, which uses an appropriate cash flow model depending upon whether it is a purchase of fresh, primary, secondary or tertiary accounts. Then, adjustments can be made to the cash flow model to compensate for demographic attributes supported by a detailed analysis of demographic data. This process yields the Company’s quantitative purchasing analysis used to help price transactions. The multiple regression model is also used to prioritize collection work efforts subsequent to purchase. With respect to prospective forward flow contracts and other long-term relationships, in addition to the procedures outlined above, the Company may obtain a representative test portfolio to evaluate and compare the performance of the portfolio to the projections the Company developed in its purchasing analysis.

     The Company’s due diligence and portfolio review results in a comprehensive analysis of the proposed portfolio. This analysis compares defaulted consumer receivables in the prospective portfolio with the Company’s collection history in similar portfolios. The Company then uses its multiple regression model to value each account. Using the two valuation approaches, the Company determines cash collections over the life of the portfolio. The Company then summarizes all anticipated cash collections and associated direct expenses and projects a collectibility value expressed both in dollars and liquidation percentage and a detailed expense projection over the portfolio’s estimated five to seven year economic life. The Company uses the total projected collectibility value to determine an appropriate purchase price.

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

     The quantitative and qualitative data derived in the Company’s due diligence is evaluated together with its knowledge of the current defaulted consumer receivables market and any subjective factors that management may know about the portfolio or the Debt Seller. A portfolio acquisition approval memorandum is prepared for each prospective portfolio before a purchase price is submitted to the seller. This approval memorandum, which outlines the portfolio’s anticipated collectibility and purchase structure, is distributed to members of the Company’s investment committee. The approval by the committee sets a maximum purchase price for the portfolio. The investment committee is currently comprised of Steve Fredrickson, CEO and President, Kevin Stevenson, CFO and Craig Grube, EVP — Acquisitions.

     Once a portfolio purchase has been approved by the Company’s investment committee and the terms of the sale have been agreed to with the seller, the acquisition is documented in an agreement that contains customary terms and conditions. Provisions are incorporated for bankrupt, disputed, fraudulent or deceased accounts and typically, the seller either agrees to repurchase these accounts or replace them with acceptable replacement accounts within certain time frames.

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

     The collectibility forecast for a newly acquired portfolio will determine collection strategy. Accounts which are determined to have the highest predicted collectibility probability may be sent immediately to collectors’ work queues. Less collectible accounts may be set aside as house accounts to be collected using a predictive dialer or other passive, low cost method. All newly purchased accounts are campaign dialed for a period of time for maximum penetration prior to distribution to collector queues. At such time, only those accounts with acceptable minimum scores are distributed to collection queues. The Company may obtain credit reports for the most collectible accounts after the collection process begins.

     When a collector establishes contact with a consumer, the account information is placed automatically in the collector’s work queue. The Company’s computer system allows each collector to view all the scanned documents relating to the consumer’s account, which can include the original account application and payment checks. A typical collector work queue may include 650 to 1,000 accounts or more, depending on the skill level of the collector. The work queue is depleted and replenished automatically by the Company’s computerized work flow system.

     On the initial contact call, the consumer is given a standardized presentation regarding the benefits of resolving his or her account with the Company. Emphasis is placed on determining the reason for the consumer’s default in order to better assess the consumer’s situation and create a plan for repayment. The collector is incentivized to have the consumer pay the full balance of the account. If the collector cannot obtain payment of the full balance, the collector will suggest a repayment plan which includes an approximate 20% down payment with the balance to be repaid over an agreed upon period. At times, when determined to be appropriate, and in many cases with management approval, a reduced lump-sum settlement may be agreed upon. If the consumer elects to utilize an installment plan, the Company has developed a system to make monthly withdrawals from a consumer’s bank account.

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

     Accounts for which the consumer has the likely ability, but not the willingness to resolve their obligations, are reviewed for legal action. Depending on the balance of the defaulted consumer receivable and the applicable state collection laws, the Company determines whether to commence legal action to judicially collect on the receivable. The legal process can take an extended period of time, but it also generates cash collections that likely would not have been realized otherwise.

     The Company’s legal recovery department oversees and coordinates an independent nationwide collections attorney network which is responsible for the preparation and filing of judicial collection proceedings in multiple jurisdictions, determining the suit criteria, coordinating sales of property and instituting wage garnishments to satisfy judgments. This network consists of approximately 70 independent law firms who work on a contingent fee basis. The Company’s legal department also processes proofs of claims for recovery on receivables which are included in consumer bankruptcies filed under Chapter 13 of the U.S. Bankruptcy Code, and submits claims against estates in cases involving deceased debtors having assets at the time of death. Legal cash collections currently constitute approximately 26% of the Company’s total cash collections. As the Company’s portfolio matures, a larger number of accounts will be directed to its legal recovery department for judicial collection; consequently, the Company anticipates that legal cash collections will grow commensurately and comprise a larger percentage of its total cash collections.

Contingent Fee Collections Operations

     In order to provide debt owners with alternative collection solutions and to capitalize on common competencies between a contingent fee collections operation and an acquired receivables portfolio business, the Company commenced its third-party contingent fee collections operations in March 2001. In a contingent fee arrangement, debt owners typically place defaulted receivables with an outsourced provider once they have ceased their recovery efforts. The debt owners then pay the third-party agency a commission fee based upon the amount actually collected from the consumer. A contingent fee placement of defaulted consumer receivables is usually for a fixed time frame, typically four to six months, or as long as nine months or more if there have been previous collection efforts. At the end of this fixed period, the third-party agency will return the uncollected defaulted consumer receivables to the debt owner, which may then place the defaulted consumer receivables with another collection agency or sell the portfolio receivables.

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

     Once a defaulted consumer receivable has been placed with the Company, the collection process operates in a slightly different manner than with its portfolio acquisition business. Servicing time limitations imposed by the debt owner requires a greater emphasis on immediate settlements and larger down payments, compared to much longer term repayment plans common with the Company’s owned portfolios of defaulted consumer receivables. In addition, work standards are often dictated by the debt owner. While the Company’s contingent fee collections operations utilize their own collectors and collection system, the Company has been able to leverage the portfolio acquisition business’ infrastructure, existing facilities and skill set of its management team to provide support for this business operation. The leveraged competencies of the portfolio acquisition business include its sophisticated technology systems, account and portfolio scoring abilities, and training techniques.

Competition

     The Company faces competition in both of the markets it serves — owned portfolio and contingent fee accounts receivable management — from new and existing providers of outsourced receivables management services, including other purchasers of defaulted consumer receivables portfolios, third-party contingent fee collection agencies and debt owners that manage their own defaulted consumer receivables rather than outsourcing them. The accounts receivable management industry (owned portfolio and contingent fee) is highly fragmented and competitive, consisting of approximately 6,000 consumer and commercial agencies. The Company estimates that more than 90% of these agencies compete in the contingent fee market. There are few significant barriers for entry to new providers of contingent fee receivables management services and, consequently, the number of agencies serving the contingent fee market may continue to grow. Greater capital needs and the need for portfolio evaluation expertise sufficient to price portfolios effectively constitute significant barriers for entry to new providers of owned portfolio receivables management services.

     The Company faces bidding competition in its acquisition of defaulted consumer receivables and in obtaining placement of contingent fee receivables. The Company also competes on the basis of reputation, industry experience and performance. Among the positive factors which the Company believes influence its ability to compete effectively in this market are its ability to bid on portfolios at appropriate prices, its reputation from previous transactions regarding its ability to close transactions in a timely fashion, its relationships with originators of defaulted consumer receivables, its team of well-trained collectors who provide quality customer service and compliance with applicable collections laws, its ability to collect on various asset types and its ability to provide both purchased and contingent fee solutions to debt owners. Among the negative factors which the Company believes could influence its ability to compete effectively in this market are that some of its current competitors and possible new competitors may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories and more established relationships in its industry than the Company currently has.

Information Technology

Technology Operating Systems and Server Platform

     The scalability of the Company’s systems provides it with a technology system that is flexible, secure, reliable and redundant to ensure the protection of its sensitive data. The Company utilizes Intel-based servers running industry standard open systems coupled with Microsoft Windows 2000/2003 and NT Server operating systems. In addition, the Company utilizes a blend of purchased and proprietary software systems tailored to the needs of its business. These systems are designed to eliminate inefficiencies in the Company’s collections, continue to meet business objectives in a changing environment and meet compliance obligations with regulatory entities. The Company believes that its combination of purchased and proprietary software packages provide collections automation that is superior to its competitors.

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

Plasma Displays for Real Time Data Utilization

     The Company utilizes plasma displays at its Virginia facilities to aid in recovery of portfolios. The displays provide real-time business-critical information to the Company’s collection personnel for efficient collection efforts such as telephone, production, employee status, goal trending, training and corporate information.

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

Employees

     The Company employed 798 persons on a full-time basis, including 590 collectors on its owned portfolios and an additional 57 collectors working in its contingent fee collections operations, as of December 31, 2003. None of the Company’s employees are represented by a union or covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Hiring

     The Company recognizes that its collectors are critical to the success of its business as a majority of the Company’s collection efforts occur as a result of telephone contact with consumers. The Company has found that the tenure and productivity of its collectors are directly related. Therefore, attracting, hiring, training, retaining and motivating its collection personnel is a major focus for the Company. The Company pays its collectors competitive wages and offers employees a full benefits program which includes comprehensive medical coverage, short and long term disability, life insurance, dental and vision coverage, an employee assistance program, supplemental indemnity, cancer, hospitalization, accident insurance, a flexible spending account for child care, and a matching 401(k) program. In addition to a base wage, the Company provides collectors with the opportunity to receive unlimited compensation through an incentive compensation program that pays bonuses above a set monthly base, based upon each collector’s collection results. This program is designed to ensure that employees are paid based not only on performance, but also on consistency. The Company has awarded stock options to many of the Company’s tenured collectors. The Company believes that these practices have enabled it to achieve an annual post-training turnover rate of 37% in 2003.

     A large number of telemarketing, customer-service and reservation phone centers are located near the Company’s Virginia headquarters. The Company believes that it offers a higher base wage than many local employers and therefore has access to a large number of trained personnel. In addition, there are approximately 100,000 active-duty military personnel in the area. The Company employs numerous military spouses and retirees and finds them to be an excellent source of employees. The Company has also found the Hutchinson, Kansas area to provide a large potential workforce of trained personnel.

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

     Although the Company is not a credit originator, some of these laws directed toward credit originators may occasionally affect its operations because its receivables were originated through credit transactions, such as the following laws, which apply principally to credit originators:

     • Truth in Lending Act;

     • Fair Credit Billing Act; and

     • Equal Credit Opportunity Act.

     Federal laws which regulate credit orginiators require, among other things, that credit issuers disclose to consumers the interest rates, fees, grace periods, and balance calculation methods associated with their credit accounts. Consumers are entitled under current laws to have payments and credits applied to their accounts promptly, to receive prescribed notices, and to require billing errors to be resolved promptly. Some laws prohibit discriminatory practices in connection with the extension of credit. Federal statutes further provide that, in some cases, consumers cannot be held liable for, or their liability is limited with respect to, charges to the credit account that were a result of an unauthorized use of credit. These laws, among others, may give consumers a legal cause of action against the Company, or may limit the Company’s ability to recover amounts owing with respect to the receivables, whether or not it committed any wrongful act or omission in connection with the account. If the credit originator fails to comply with applicable statutes, rules and regulations, it could create claims and rights for consumers that could reduce or eliminate their obligations to repay the account, and have a possible material adverse effect on the Company. Accordingly, when the Company acquires defaulted consumer receivables, it contractually requires credit orginators to indemnify it against any losses caused by their failure to comply with applicable statutes, rules and regulations relating to the receivables before they are sold to the Company.

     The U.S. Congress and several states are currently in the process of enacting and amending legislation concerning identity theft. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and recovery on consumer credit card or installment accounts. Any new laws, rules or regulations that may be adopted or amended, as well as existing consumer protection and privacy protection laws, may adversely affect the Company’s ability to recover the receivables. In addition, the Company’s failure to comply with these requirements could adversely affect its ability to enforce the receivables.

     The Company cannot ensure that some of the receivables were not established as a result of identity theft or unauthorized use of credit and, accordingly, the Company could not recover the amount of the defaulted consumer receivables. As a purchaser of defaulted consumer receivables, the Company may acquire receivables subject to legitimate defenses on the part of the consumer. The Company’s account purchase contracts allow it to return to the Debt Seller certain defaulted consumer receivables that may not be collectible, due to these and other circumstances. Upon return, the Debt Sellers are required to replace the receivables with similar receivables or repurchase the receivables. These provisions limit to some extent the Company’s losses on such accounts.

Item 2. Properties.

     The Company’s principal executive offices and primary operations facility are located in approximately 40,000 square feet of leased space in Norfolk, Virginia and the Company rents one administrative facility in Virginia Beach, Virginia that is approximately 2,500 square feet and one storage facility. This space was vacated during January 2004. The Company owns a two-acre parcel of land across from its headquarters which it developed into a parking lot for use by its employees. In addition, the Company owns an approximately 15,000 square foot facility in Hutchinson, Kansas that can currently accommodate approximately 100 employees. The Company also leases a facility located in approximately 21,000 square feet of space in Hampton, Virginia to accommodate approximately 285 additional employees. This new facility opened in March 2003. The Company also entered into a new lease for additional space adjacent to its Norfolk, Virginia office. This space became occupied in January 2004 and consists of 25,000 square feet. This space now accommodates all Anchor employees, accounting, outsourced collections and other administrative support personnel. The Company does not consider any specific leased or owned facility to be material to its operations. The Company believes that equally suitable alternative facilities are available in all areas where it currently does business.

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

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock

     The Company’s common stock (“Common Stock”) began trading on the Nasdaq National Market under the symbol “PRAA” on November 8, 2002. Prior to that time there was no public trading market for the Company’s common stock. The following table sets forth the high and low sales price for the Common Stock, as reported by the Nasdaq National Market, for the periods indicated.

	High	Low

2002
Quarter ended December 31, 2002	$20.50	$14.75
2003
Quarter ended March 31, 2003	$25.00	$17.76
Quarter ended June 30, 2003	$33.95	$20.40
Quarter ended September 30, 2003	$32.50	$24.30
Quarter ended December 31, 2003	$30.61	$22.55

     As of February 12, 2004, there were 30 holders of record of the Common Stock. Based on information provided by the Company’s transfer agent and registrar, the Company believes that there are 9,623 beneficial owners of the Common Stock.

Shares Registered After Initial Public Offering

     A secondary offering of shares of common stock of the Company was completed on May 21, 2003, in which 4,025,000 shares were sold. After this transaction, holders of 6,865,261 shares of the Common Stock which were not sold in the secondary offering agreed to a 180-day “lock-up” with respect to these shares, which restricted their ability to sell these shares during the 180 days following the date of the prospectus, or until November 21, 2003. These shares may now be sold in accordance with the provisions of the federal securities laws, including Rule 144.

     On November 7, 2003, the Company filed two Registration Statements with the Securities and Exchange Commission, both of which were filed on Form S-8, to register (a) the 2,000,000 shares of the Common Stock underlying the Company’s 2002 Employee Stock Option Plan and (b) 142,500 shares of the Common Stock underlying Warrants held by certain key employees of the Company.

Dividend Policy

     The Company’s board of directors sets its dividend policy. The Company does not pay dividends on the Common Stock; however, the Company’s board of directors may determine in the future to declare or pay cash dividends on the Common Stock. Any future determination as to the declaration and payment of dividends will be at the discretion of the Company’s board of directors and will depend on then existing conditions, including the Company’s financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that the Company’s board of directors may consider relevant.

Item 6. Selected Financial Data.

     The following selected financial data should be read in conjunction with the audited financial statements.

	Year Ended December 31,

	2003	2002	2001	2000	1999

(Dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Income recognized on finance receivables	$81,796	$53,803	$31,221	$18,991	$11,746
Commissions	3,131	1,944	214	—	—
Net gain on cash sales of defaulted consumer receivables	—	100	901	343	322

Total revenue	84,927	55,847	32,336	19,334	12,068

Operating expenses:
Compensation and employee services	28,987	21,701	15,644	9,883	6,119
Outside legal and other fees and services	14,147	8,093	3,627	2,583	1,493
Communications	2,772	1,915	1,645	871	553
Rent and occupancy	1,189	799	712	603	335
Other operating expenses	1,932	1,436	1,265	652	498
Depreciation	1,445	940	677	437	369

Total operating expenses	50,472	34,884	23,570	15,029	9,367

Income from operations	34,455	20,963	8,766	4,305	2,701
Loss on extinguishment of debt	—	—	(424)	—	—
Net interest expenses	542	2,425	2,716	1,765	876

Income before income taxes	33,913	18,538	5,626	2,540	1,825
Provision for income taxes	13,199	1,473	—	—	—

Net income (1)	$20,714	17,065	5,626	2,540	1,825

Pro forma income taxes		5,694	2,100	901	697

Pro forma net income (2)		$11,371	$3,526	$1,639	$1,128

Pro forma net income per share (3)
Basic	$1.42	$1.08	$0.35	$0.16	$0.11
Diluted	$1.32	$0.94	$0.31	$0.14	$0.11
Pro forma weighted average shares (3)
Basic	14,546	10,529	10,000	10,000	10,000
Diluted	15,712	12,066	11,458	11,366	10,000
OPERATING AND OTHER FINANCIAL DATA:
Cash collections and commission (4)	$120,183	$81,198	$53,362	$30,733	$17,362
Operating expenses to cash collections and commissions	42%	43%	44%	49%	54%
Acquisitions of finance receivables, at cost	$61,815	$42,382	$33,381	$24,663	$19,417
Acquisitions of finance receivables, at face value	$2,229,682	$1,966,296	$1,592,353	$1,004,114	$479,778
Percentage increase of acquisitions of finance receivables, at cost	46%	27%	35%	27%	69%
Percentage increase in cash collections and commissions	48%	52%	74%	77%	60%
Percentage increase in pro forma net income	82%	222%	115%	45%	181%
Employees at period end:
Total employees	798	581	501	370	246
Ratio of collection personnel to total employees (5)	90%	88%	90%	89%	86%

(1)	At the time of the Company’s initial public offering, which commenced on November 8, 2002, the Company changed its legal structure from a limited liability company to a corporation. As a limited liability company the Company was not subject to Federal or state corporate income taxes. Therefore, net income does not give effect to taxes for all periods prior to the Company’s initial public offering.

(2)	For comparison purposes, the Company has presented pro forma net income, which reflects income taxes assuming the Company had been a corporation since the time of the Company’s formation and assuming tax rates equal to the rates that would have been in effect had the Company been required to report tax expense in such years. Since the time of the Company’s reorganization, pro forma net income reflects its actual net income.

(3)	Pro forma net income per share and pro forma weighted average shares assumes the Company had reorganized as a corporation since the beginning of the period presented.

(4)	Includes both cash collected on finance receivables and commission fee received during the relevant period.

(5)	Includes all collectors and all first-line collection supervisors.

	Year Ended December 31, 2003

	2003	2002	2001	2000	1999

(Dollars in thousands)
FINANCIAL POSITION DATA:
Cash and cash equivalents	$24,912	$17,939	$4,780	$3,191	$1,456
Finance receivables, net	92,569	65,526	47,987	41,124	28,139
Total assets	126,394	88,288	57,108	47,188	31,495
Long-term debt	1,657	966	568	532	—
Total debt, including capital lease obligations	2,208	1,465	26,771	23,300	10,372
Total stockholders’ equity	119,148	80,608	27,752	22,705	20,313

	For the Quarter Ended,

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2003	2003	2003	2003	2002	2002	2002	2002

(Dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Income recognized on finance receivables	$22,172	$21,389	$20,618	$17,618	$15,081	$14,704	$12,837	$11,181
Commissions	864	784	785	698	607	521	440	376
Net gain on cash sales of defaulted consumer receivables	—	—	—	—	—	—	100	—

Total revenue	23,036	22,173	21,403	18,316	15,688	15,225	13,377	11,557

Operating expenses:
Compensation and employee services	7,545	7,370	7,679	6,393	5,981	5,508	5,144	5,068
Outside legal and other fees and services	4,168	3,886	3,276	2,817	2,655	2,197	1,951	1,290
Communications	769	702	667	634	445	540	479	451
Rent and occupancy	317	317	310	245	228	209	189	173
Other operating expenses	610	393	456	473	436	324	370	306
Depreciation	391	383	371	300	264	242	223	211

Total operating expenses	13,800	13,051	12,759	10,862	10,009	9,020	8,356	7,499

Income from operations	9,236	9,122	8,644	7,453	5,679	6,205	5,021	4,058
Net interest expenses	327	83	75	56	244	1,066	589	526

Income before income taxes	8,908	9,038	8,569	7,397	5,435	5,139	4,432	3,532
Provision for income taxes	3,467	3,509	3,324	2,899	1,473	—	—	—

Net income (1)	$5,441	$5,529	$5,245	$4,498	3,962	5,139	4,432	3,532

Pro forma income taxes					628	1,986	1,714	1,365

Pro forma net income (2)					$3,334	$3,153	$2,718	$2,167

Pro forma net income per share (3)
Basic	$0.36	$0.36	$0.37	$0.33	$0.28	$0.32	$0.27	$0.22
Diluted	$0.35	$0.35	$0.33	$0.29	$0.24	$0.27	$0.24	$0.19
Pro forma weighted average shares (3)
Basic	15,249	15,149	14,241	13,545	12,063	10,000	10,000	10,000
Diluted	15,756	15,751	15,750	15,590	13,796	11,496	11,487	11,485

	Quarter Ended

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2003	2003	2003	2003	2002	2002	2002	2002

(Dollars in thousands)
FINANCIAL POSITION DATA:
Assets
Cash and cash equivalents	$24,912	$14,810	$7,979	$12,072	$17,939	$6,038	$8,323	$7,497
Finance receivables, net	92,569	89,836	86,689	74,418	65,526	55,133	51,055	46,825
Property and equipment, net	5,166	5,233	5,059	4,996	3,794	3,667	3,433	3,376
Deferred tax asset	2,009	5,414	8,915	—	—	—	—	—
Income tax receivable	352	1,856	2,122	—	—	—	—	—
Other assets	1,386	1,122	1,304	1,211	1,029	651	645	935

Total assets	$126,394	$118,271	$112,068	$92,697	$88,288	$65,489	$63,456	$58,633

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$1,291	$1,132	$1,314	$861	$1,370	$697	$570	$540
Accrued expenses	514	599	353	333	760	660	623	681
Income taxes payable	—	—	—	2,603	937	—	—	—
Accrued payroll and bonuses	3,233	2,383	2,351	1,495	2,861	1,861	1,660	930
Deferred tax liability	—	—	—	368	287	—	—	—
Revolving lines of credit	—	—	—	—	—	25,000	25,000	25,000
Long-term debt	1,657	1,744	1,829	925	966	1,006	1,031	1,050
Obligations under capital lease	551	634	540	618	499	582	675	770
Basis — swap contract	—	—	—	—	—	—	434	273

Total liabilities	7,246	6,492	6,387	7,203	7,680	29,806	29,993	29,244

Stockholders’ equity
Common stock	153	152	151	136	135	—	—	—
Additional paid in capital	96,118	94,191	93,623	78,696	78,309	—	—	—
Members’ equity(4)	—	—	—	—	—	35,683	33,897	29,662
Retained earnings	22,877	17,436	11,907	6,662	2,164	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	—	(434)	(273)

Total stockholders’ equity	119,148	111,779	105,681	85,494	80,608	35,683	33,463	29,389

Total liabilities and stockholders’ equity	$126,394	$118,271	$112,068	$92,697	$88,288	$65,489	$63,456	$58,633

(1)	At the time of the Company’s initial public offering, which commenced on November 8, 2002, the Company changed its legal structure from a limited liability company to a corporation. As a limited liability company the Company was not subject to federal or state corporate income taxes. Therefore, net income does not give effect to taxes for all periods prior to the Company’s initial public offering.

(2)	For comparison purposes, the Company has presented pro forma net income, which reflects income taxes assuming the Company had been a corporation since the time of the Company’s formation and assuming tax rates equal to the rates that would have been in effect had the Company been required to report tax expense in such years. Since the time of the Company’s reorganization, pro forma net income reflects its actual net income.

(3)	Pro forma net income per share and pro forma weighted average shares assumes the Company had reorganized as a corporation since the beginning of the period presented.

(4)	For periods prior to December 31, 2002, the Company was a limited liability company and the equity of the Company is contained in the line item “Members’ equity”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The following table sets forth certain operating data in dollars and as a percentage of total revenue for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001

Revenue:
Income recognized on finance receivables	$81,796,209	96.3%	$53,802,718	96.3%	$31,220,857	96.6%
Commissions	3,131,054	3.7%	1,944,428	3.5%	214,539	0.7%
Net gain on cash sales of defaulted consumer receivables	—	0.0%	100,156	0.2%	900,916	2.8%

Total revenue	84,927,263	100.0%	55,847,302	100.0%	32,336,312	100.0%
Operating expenses:
Compensation and employee services	28,986,795	34.1%	21,700,918	38.9%	15,644,460	48.4%
Outside legal and other fees and services	14,147,394	16.7%	8,092,460	14.5%	3,627,135	11.2%
Communications	2,772,110	3.3%	1,914,557	3.4%	1,644,557	5.1%
Rent and occupancy	1,189,379	1.4%	799,323	1.4%	712,400	2.2%
Other operating expenses	1,932,055	2.3%	1,436,438	2.6%	1,265,132	3.9%
Depreciation	1,444,825	1.7%	940,352	1.7%	676,677	2.1%

Total operating expenses	50,472,558	59.4%	34,884,048	62.5%	23,570,361	72.9%

Income from operations	34,454,705	40.6%	20,963,254	37.5%	8,765,951	27.1%
Interest income	60,173	0.1%	21,548	0.0%	65,362	0.2%
Loss on extinguishment of debt	—	0.0%	—	0.0%	(423,305)	-1.3%
Interest expenses	(602,072)	-0.7%	(2,446,620)	-4.4%	(2,781,674)	-8.6%

Income before income taxes	33,912,806	39.9%	18,538,182	33.2%	5,626,334	17.4%
Provision for income taxes	13,199,303	15.5%	1,473,073	2.6%	—	0.0%

Net income	$20,713,503	24.4%	$17,065,109	30.6%	$5,626,334	17.4%

Pro forma income taxes			5,693,788	10.2%	2,100,609	6.5%

Pro forma net income (1)			$11,371,321	20.4%	$3,525,725	10.9%

(1)	During 2001 and most of 2002 the Company’s legal structure was a limited liability company. As a limited liability company the Company was not subject to federal or state corporate income taxes. For comparison purposes, pro forma net income is presented, which reflects income taxes assuming the Company had been a corporation since the time of its formation and assuming tax rates equal to the rates that would have been in effect had the Company been required to report tax expense in such years.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue

     Total revenue was $84.9 million for the year ended December 31, 2003, an increase of $29.1 million or 52.2% compared to total revenue of $55.8 million for the year ended December 31, 2002.

Income Recognized on Finance Receivables

     Income recognized on finance receivables was $81.8 million for the year ended December 31, 2003, an increase of $28.0 million or 52.0% compared to income recognized on finance receivables of $53.8 million for the year ended December 31, 2002. The majority of the increase was due to an increase in the Company’s cash collections on its owned defaulted consumer receivables to $117.1 million from $79.3 million, an increase of 47.7%. The Company’s amortization rate on owned portfolios for the year ended December 31, 2003 was 30.1% while for the year ended December 31, 2002 it was 32.1%. During the year ended December 31, 2003, the Company acquired defaulted consumer receivables portfolios with an aggregate face value amount of $2.2 billion at an original purchase price of $61.8 million. During the year ended December 31, 2002, the Company acquired defaulted consumer receivable portfolios with an aggregate face value of $2.0 billion at an original purchase price of $42.4 million. The Company’s relative cost of acquiring defaulted consumer receivable portfolios increased to 2.8% of face value for the year ended December 31, 2003 from 2.2% of face value for the year ended December 31, 2002. As a percentage of total face acquired in 2003, the Company purchased 2.5% fresh, 24.6% primary,

41.3% secondary, 17.9% tertiary, and 13.7% other, while in 2002 the Company purchased 7.5% fresh, 13.2% primary, 35.1% secondary, 39.6% tertiary and 4.6% other.

Commissions

     Commissions were $3.1 million for the year ended December 31, 2003, an increase of $1.2 million or 63.2% compared to commissions of $1.9 million for the year ended December 31, 2002. Commissions increased as a result of a growing inventory of accounts.

Net gain on cash sales of defaulted consumer receivables

     Net gain on cash sales of defaulted consumer receivables were $0 for the year ended December 31, 2003, a decrease of $100,000 or 100.0% compared to net gain on cash sales of defaulted consumer receivables of $100,000 for the year ended December 31, 2002, which was derived from one sale in June 2002.

Operating Expenses

     Total operating expenses were $50.5 million for the year ended December 31, 2003, an increase of $15.6 million or 44.7% compared to total operating expenses of $34.9 million for the year ended December 31, 2002. Total operating expenses, including compensation expenses, were 42.0% of cash receipts excluding sales for the year ended December 31, 2003 compared with 43.0% for the same period in 2002.

Compensation and Employee Services

     Compensation and employee services expenses were $29.0 million for the year ended December 31, 2003, an increase of $7.3 million or 33.6% compared to compensation and employee services expenses of $21.7 million for the year ended December 31, 2002. Compensation and employee services expenses increased as total employees grew from 581 at December 31, 2002 to 798 at December 31, 2003. Additionally, existing employees received normal salary increases. Compensation and employee services expenses as a percentage of cash receipts excluding sales decreased to 24.1% for the year ended December 31, 2003 from 26.7% of cash receipts excluding sales for the same period in 2002.

Outside Legal and Other Fees and Services

     Outside legal and other fees and services expenses were $14.1 million for the year ended December 31, 2003, an increase of $6.0 million or 74.1% compared to outside legal and other fees and services expenses of $8.1 million for the year ended December 31, 2002. The increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth the Company experienced in its portfolio of defaulted consumer receivables and a portfolio management strategy implemented in mid 2002. This strategy resulted in the Company referring to the legal suit process more unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections represented 26.0% of total cash collections for the year ended December 31, 2003, up from 19.5% for the year ended December 31, 2002. Total legal expenses for the year ended December 31, 2003 were 35.7% of legal cash collections compared to 38.4% for the year ended December 31, 2002.

Communications

     Communications expenses were $2.8 million for the year ended December 31, 2003, an increase of $900,000 or 47.4% compared to communications expenses of $1.9 million for the year ended December 31, 2002. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 52.2% of this increase, while the remaining 47.8% was attributable to higher phone charges.

Rent and Occupancy

     Rent and occupancy expenses were $1.2 million for the year ended December 31, 2003, an increase of $401,000 or 50.2% compared to rent and occupancy expenses of $799,000 for the year ended December 31, 2002. The increase was attributable to increased leased space due to the opening of a call center in Hampton, Virginia, a storage facility, an off-site administrative and mail handling site and contractual increases in annual rental rates. The Hampton call center accounted for $293,000 of the increase, the new storage facility accounted for $28,000 of the increase and the administrative/mail site accounted for $19,000 of the increase. The remaining increase was attributable to contractual increases in annual rental rates.

Other Operating Expenses

     Other operating expenses were $1.9 million for the year ended December 31, 2003, an increase of $500,000 or 35.7% compared to other operating expenses of $1.4 million for the year ended December 31, 2002. The increase was due to increases in repairs and maintenance, hiring and insurance. Repairs and maintenance expenses increased by $124,000, hiring expenses increased by $139,000, and insurance expense increased by $257,000, offset by decreases in other expense items of $20,000.

Depreciation

     Depreciation expenses were $1.4 million for the year ended December 31, 2003, an increase of $460,000 or 48.9% compared to depreciation expenses of $940,000 for the year ended December 31, 2002. The increase was attributable to continued capital expenditures on equipment, software, and computers related to the Company’s growth and systems upgrades. Of the increase in depreciation expenses, 61.7% is the result of the March 2003 opening of its new Hampton office and an associated $2.0 million in equipment purchases. The remaining increase of 38.3% was the result of system upgrades.

Interest Income

     Interest income was $60,000 for the year ended December 31, 2003, an increase of $38,000 or 172.7% compared to interest income of $22,000 for the year ended December 31, 2002. This increase of investing in short-term municipal instruments during the first half of 2003 versus investments of less than two months in 2002.

Interest Expense

     Interest expense was $600,000 for the year ended December 31, 2003, a decrease of $1.8 million or 75.0% compared to interest expense of $2.4 million for the year ended December 31, 2002. This decreased primarily as a result of the payoff of all outstanding revolving debt with the proceeds from the Company’s initial public offering, but also includes a $284,000 charge related to the termination of the Westside Funding facility in the fourth quarter of 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue

     Total revenue was $55.8 million for the year ended December 31, 2002, an increase of $23.5 million or 72.8% compared to total revenue of $32.3 million for the year ended December 31, 2001.

Income Recognized on Finance Receivables

     Income recognized on finance receivables was $53.8 million for the year ended December 31, 2002, an increase of $22.6 million or 72.4% compared to income recognized on finance receivables of $31.2 million for the year ended December 31, 2001. The majority of the increase was due to an increase in the Company’s cash collections on its owned defaulted consumer receivables to $79.3 million from $53.1 million, an increase of 49.3%. In the second half of 2001 and continuing throughout 2002, the Company has experienced an acceleration of the increase in its collector productivity resulting in an acceleration of its performance in cash collections compared to projections. This performance has led to lower amortization rates as the Company’s projected multiple of cash collections to purchase price has increased. The Company’s amortization rate on owned portfolios for the year ended December 31, 2002 was 32.1% while for the year ended December 31, 2001 it was 41.2%. During the year ended December 31, 2002, the Company acquired defaulted consumer receivables portfolios with an aggregate face value amount of $2.0 billion at an original purchase price of $42.4 million. During the year ended December 31, 2001, the Company acquired defaulted consumer receivable portfolios with an aggregate face value of $1.6 billion at an original purchase price of $33 million (inclusive of purchases subsequently sold). The Company’s relative cost of acquiring defaulted consumer receivable portfolios increased to 2.2% of face value for the year ended December 31, 2002 from 2.1% of face value for the year ended December 31, 2001.

Commissions

     Commissions were $1.9 million for the year ended December 31, 2002, an increase of $1.7 million or 790.7% compared to commissions of $215,000 for the year ended December 31, 2001. Commissions increased as business volume increased substantially in the Company’s contingent fee collection business as a result of increased account placements.

Net gain on cash sales of defaulted consumer receivables

     Net gain on cash sales of defaulted consumer receivables were $100,000 for the year ended December 31, 2002, a decrease of $801,000 or 88.9% compared to net gain on cash sales of defaulted consumer receivables of $901,000 for the year ended December 31, 2001. During September 2001, the Company purchased $4.4 million of defaulted consumer receivables that were immediately sold to a buying entity. A net gain of $369,000 was recognized on this back to back purchase-sale transaction. The remaining change is the result of one sale in 2002 versus twelve small sales in 2001.

Operating Expenses

     Total operating expenses were $34.9 million for the year ended December 31, 2002, an increase of $11.3 million or 47.9% compared to total operating expenses of $23.6 million for the year ended December 31, 2001. Total operating expenses, including compensation expenses, were 43.0% of cash receipts excluding sales for the year ended December 31, 2002 compared with 44.4% for the same period in 2001.

Compensation and Employee Services

     Compensation and employee services expenses were $21.7 million for the year ended December 31, 2002, an increase of $6.1 million or 39.1% compared to compensation and employee services expenses of $15.6 million for the year ended December 31, 2001. Compensation and employee services expenses increased as total employees grew to 581 at December 31, 2002 from 501 at December 31, 2001. Additionally, existing employees received normal salary increases and increased bonuses. Compensation and employee services expenses as a percentage of cash collections decreased to 27.4% for the year ended December 31, 2002 from 29.3% of cash collections for the same period in 2001.

Outside Legal and Other Fees and Services

     Outside legal and other fees and services expenses were $8.1 million for the year ended December 31, 2002, an increase of $4.5 million or 125.0% compared to outside legal and other fees and services expenses of $3.6 million for the year ended December 31, 2001. The increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth the Company experienced in its portfolio of defaulted consumer receivables, and a portfolio management strategy shift implemented in mid 2002. This strategy resulted in the Company referring to the legal suit process unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations.

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

Interest Expense

     Interest expense was $2.4 million for the year ended December 31, 2002, a decrease of $335,000 or 12.0% compared to interest expense of $2.8 million for the year ended December 31, 2001. This decreased primarily as a result of the payoff of all outstanding revolving debt with the proceeds from the Company’s initial public offering.

Supplemental Performance Data

     Owned Portfolio Performance:

     The following table shows the Company’s portfolio buying activity by year, setting forth, among other things, the purchase price, actual cash collections and estimated remaining cash collections as of December 31, 2003.

     ($ in thousands)

Purchase Period		Actual Cash Collections	Estimated	Total	Total Estimated
Ending		Including Cash Sales	Remaining	Estimated	Collections to
December 31,	Purchase Price(1)		Collections(2)	Collections(3)	Purchase Price(4)

1996	$3,080	$8,980	$244	$9,224	299%
1997	$7,685	$21,387	$544	$21,931	285%
1998	$11,122	$28,945	$1,655	$30,600	275%
1999	$18,912	$47,924	$6,630	$54,554	288%
2000	$25,068	$62,960	$17,074	$80,034	319%
2001	$33,538	$75,373	$36,692	$112,065	334%
2002	$42,588	$51,331	$73,098	$124,429	292%
2003	$62,640	$24,308	$131,729	$156,037	249%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized expenses, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and the Company. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(3)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(4)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

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

     The following graph shows the Company’s purchase price in its owned portfolios by year beginning in 1996. The purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized expenses, less the purchase price refunded by the seller due to the return of non-compliant accounts.

     The Company utilizes a long-term approach to collecting its owned pools of receivables. This approach has historically caused the Company to realize significant cash collections and revenues from purchased pools of finance receivables years after they are originally acquired. As a result, the Company has in the past been able to temporarily reduce its level of current period acquisitions without a corresponding negative current period impact on cash collections and revenue.

     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates the Company’s ability to realize significant multi-year cash collection streams on its owned pools.

Cash Collections By Year, By Year of Purchase
($ in thousands)

Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$8,919
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	20,921
1998	11,122	—	—	3,776	6,807	6,398	5,152	3,948	2,797	28,878
1999	18,912	—	—	—	5,138	13,069	12,090	9,598	7,336	47,231
2000	25,068	—	—	—	—	6,894	19,498	19,478	16,628	62,498
2001	33,538	—	—	—	—	—	13,048	28,820	28,003	69,871
2002	42,588	—	—	—	—	—	—	15,084	36,258	51,342
2003	62,640	—	—	—	—	—	—	—	24,308	24,308

Total	$204,633	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$313,968

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

Collector by Tenure

Tenure at:	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03
One year +(1)	44	109	151	210	241
Less than one year (2)	158	180	218	223	338
Total(2)	202	289	369	433	579

(1)	Calculated based on actual employees (collectors) with one year of service or more.

(2)	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE.”

Monthly Cash Collections by Tenure(1)

Average performance	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03
One year + (2)	$12,906	$14,081	$15,205	$16,927	$18,158
Less than one year(3)	7,153	7,482	7,740	8,689	8,303

(1)	Cash collection numbers include only accounts assigned to collectors. Significant cash collections do occur on “unassigned” accounts.

(2)	Calculated using average YTD monthly cash collections of all collectors with one year or more of tenure.

(3)	Calculated using weighted average YTD monthly cash collections of all collectors with less than one year of tenure, including those in training.

Cash Collections per Hour Paid(1)

Average performance	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03
Total cash collections	$53.41	$64.37	$77.20	$96.37	$108.27
Non-legal cash collections	$47.81	$53.31	$66.87	$77.72	$80.10

(1)	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

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

Seasonality

     The Company depends on the ability to collect on its owned and serviced defaulted consumer receivables. Collections tend to be higher in the first and second quarters of the year and lower in the third and fourth quarters of the year, due to consumer payment patterns in connection with seasonal employment trends, income tax refunds, and holiday spending habits. Due to the Company’s historical quarterly cash collections, its growth has partially masked the impact of this seasonality.

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	2003	2002	2001

Balance at beginning of year	$65,526,235	$47,986,744	$41,124,377
Acquisitions of finance receivables, net of buybacks(1)	62,298,316	42,990,924	33,491,211
Cash collections applied to principal on finance receivables(2)	(35,255,994)	(25,450,833)	(21,926,815)
Cost of finance receivables sold, net of allowance for returns	—	(600)	(4,702,029)

Balance at end of year	$92,568,557	$65,526,235	$47,986,744

Estimated Remaining Collections (“ERC”)(3)	$267,666,689	$195,669,147	$117,022,955

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. The Company refers to repurchased accounts as buybacks. The Company also capitalizes certain acquisition related expenses.
(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables.
(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on the Company’s owned portfolios. ERC is not a balance sheet item, however, it is provided here for informational purposes.

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

     The Company’s operating activities provided cash of $35.1 million, $21.8 million and $6.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections, commissions received and gains on cash sales of defaulted consumer receivables for the year. Net income increased to $20.7 million for the year ended December 31, 2003 from $17.1 million for the year ended December 31, 2002 and $5.6 million for the year ended December 31, 2001. In addition, the Company realized tax benefits derived from stock option and stock warrant exercises of $16.4 million in 2003, $0.2 million in 2002 and $0 in 2001.

     The Company’s investing activities used cash of $29.5 million, $18.8 million and $7.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, net of cash collections applied to the cost of the receivables.

     The Company’s financing activities provided cash of $1.4 million, $10.1 million and $2.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. During the current year, the exercise of stock options and stock warrants generated cash from financing activities of $1.4 million. In 2002, the IPO generated cash of $40.4 million. Utilizing proceeds from the IPO, the Company paid off the outstanding balance of its line of credit of $29.0 million. In 2001, a principal source of cash was $2.8 million of proceeds from lines of credit.

     Cash paid for interest expense was $281,000, $2.7 million and $2.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, the majority of interest expenses were paid on long-term debt and capital lease obligations. In addition, the Company terminated its line of credit agreement with WestLB and incurred $284,000 of additional non-cash interest costs. In 2002 and 2001, the majority of interest expenses were paid for lines of credit used to finance acquisitions of defaulted consumer receivables portfolios.

     The Company maintains a $25.0 million revolving line of credit with RBC Centura Bank (“RBC”) pursuant to an agreement entered into on November 28, 2003. The Company, as well as Portfolio Recovery Associates, LLC, PRA Receivables Management LLC (d/b/a Anchor Receivables Management) and PRA Holding I, LLC (all of which are wholly-owned subsidiaries of the Company) are guarantors to this agreement. The credit facility bears interest at a spread over LIBOR and extends through November 28, 2004. The agreement provides for:

•	restrictions on borrowings are limited to 20% of Estimated Remaining Collections;

•	a debt coverage ratio of at least 8.0 to 1.0 calculated on a rolling twelve-month average;

•	a debt to tangible net worth ratio of less than 0.40 to 1.00;

•	net income per quarter of at least $1.00, calculated on a consolidated basis; and

•	restrictions on change of control.

This facility had no amounts outstanding at December 31, 2003.

     As of December 31, 2003 there are four loans outstanding. On July 20, 2000, PRA Holding I entered into a credit facility for a $550,000 loan, for the purpose of purchasing a building in Hutchinson, Kansas. The loan bears interest at a variable rate based on LIBOR and consists of monthly principal payments for 60 months and a final installment of unpaid principal and accrued interest payable on July 21, 2005. On February 9, 2001, the Company entered into a commercial loan agreement in the amount of $107,000 in order to purchase equipment for its Norfolk, Virginia location. This loan bears interest at a fixed rate of 7.9% and matures on February 1, 2006. On February 20, 2002, PRA Holding I entered into an additional arrangement for a $500,000 commercial loan in order to finance construction of a parking lot at the Company’s Norfolk, Virginia location. This loan bears interest at a fixed rate of 6.47% and matures on September 1, 2007. On May 1, 2003, the Company entered into a commercial loan agreement in the amount of $975,000 to finance equipment purchases for its Hampton, Virginia location. This loan bears interest at a fixed rate of 4.25% and matures on May 1, 2008.

Contractual Obligations

     Obligations of the Company that exist as of December 31, 2003 are as follows:

	Payments due by period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years

Long-Term Debt	$1,817,022	$429,643	$1,019,464	$367,915	$—
Capital Lease Obligations	599,508	249,262	238,517	111,729	—
Operating Leases	14,346,186	1,391,115	2,937,750	3,064,727	6,952,595

Total	$16,762,716	$2,070,019	$4,195,731	$3,544,371	$6,952,595

Off Balance Sheet Arrangements

     The Company does not have any of these as defined by regulation S-K 303(a)(4).

Recent Accounting Pronouncements

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 is an interpretation of ARB No. 51 and addresses consolidation by business enterprises of variable interest entities (“VIEs”). This interpretation is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of this interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests is considered the primary beneficiary, the enterprise that should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. This interpretation is effective for all enterprises with variable interest in VIEs created after January 31, 2003. A public entity with variable interests in a VIE created before February 1, 2003, is required to apply the provisions of this interpretation to that entity by the end of the first interim or annual reporting period beginning after June 15, 2003. The adoption of this interpretation did not have a material impact on the Company’s financial position or the results of operations.

     In October 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer.” The SOP provides guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. The SOP would require that the excess of the contractual cash flows over expected future cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio’s remaining life. The SOP provides that previously issued annual financial statements would not need to be restated. Management is in the process of evaluating the application of this SOP.

Critical Accounting Policy

     The Company utilizes the interest method under guidance provided by Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans,” to determine income recognized on finance receivables. Under this method, each static pool of receivables it acquires is statistically modeled to determine its projected cash flows. A yield is then established which, when applied to the outstanding balance of the receivables, results in the recognition of income at a constant yield relative to the remaining balance in the pool. Each pool is analyzed monthly to assess the actual performance to that expected by the model. If differences are noted, the yield is adjusted prospectively to reflect the estimate of cash flows.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     The Company’s exposure to market risk relates to interest rate risk with its variable rate credit line. The Company terminated its only derivative financial instrument to manage or reduce market risk in September 2002. As of December 31, 2003, the Company had no variable rate debt outstanding on its revolving credit line. The Company has variable rate debt outstanding on its long-term debt collateralized by the Kansas real estate. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

Board of Directors and Stockholders
Portfolio Recovery Associates, Inc.

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Portfolio Recovery Associates, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Harrisburg, Pennsylvania
February 6, 2004

Portfolio Recovery Associates, Inc.
Consolidated Statements of Financial Position
December 31, 2003 and 2002

	2003	2002

Assets

Cash and cash equivalents	$24,911,841	$17,938,730
Finance receivables, net	92,568,557	65,526,235
Property and equipment, net	5,166,380	3,794,254
Deferred tax asset	2,009,426	—
Income tax receivable	351,861	—
Other assets	1,385,706	1,029,196

Total assets	$126,393,771	$88,288,415

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$1,290,332	$1,370,404
Accrued expenses	513,687	760,211
Income taxes payable	—	937,231
Accrued payroll and bonuses	3,233,409	2,861,336
Deferred tax liability	—	286,882
Long-term debt	1,656,972	965,582
Obligations under capital lease	551,325	499,151

Total liabilities	7,245,725	7,680,797

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000,000, issued and outstanding shares - 15,294,676 at December 31, 2003, and 13,520,000 at December 31, 2002	152,947	135,200
Additional paid in capital	96,117,932	78,308,754
Retained earnings	22,877,167	2,163,664

Total stockholders’ equity	119,148,046	80,607,618

Total liabilities and stockholders’ equity	$126,393,771	$88,288,415

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Operations
For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Revenues:
Income recognized on finance receivables	$81,796,209	$53,802,718	$31,220,857
Commissions	3,131,054	1,944,428	214,539
Net gain on cash sales of defaulted consumer receivables	—	100,156	900,916

Total revenue	84,927,263	55,847,302	32,336,312

Operating expenses:
Compensation and employee services	28,986,795	21,700,918	15,644,460
Outside legal and other fees and services	14,147,394	8,092,460	3,627,135
Communications	2,772,110	1,914,557	1,644,557
Rent and occupancy	1,189,379	799,323	712,400
Other operating expenses	1,932,055	1,436,438	1,265,132
Depreciation	1,444,825	940,352	676,677

Total operating expenses	50,472,558	34,884,048	23,570,361

Income from operations	34,454,705	20,963,254	8,765,951

Other income and (expense):
Interest income	60,173	21,548	65,362
Loss on extinguishment of debt	—	—	(423,305)
Interest expense	(602,072)	(2,446,620)	(2,781,674)

Income before income taxes	33,912,806	18,538,182	5,626,334

Provision for income taxes	13,199,303	1,473,073	—

Net income	$20,713,503	$17,065,109	$5,626,334

Pro forma income taxes		5,693,788	2,100,609

Pro forma net income		$11,371,321	$3,525,725

Pro forma net income per common share
Basic	$1.42	$1.08	$0.35
Diluted	$1.32	$0.94	$0.31
Pro forma weighted average number of shares outstanding
Basic	14,545,985	10,529,452	10,000,000
Diluted	15,711,956	12,066,202	11,457,741

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2003, 2002 and 2001

					Accumulated
			Additional		Other	Total
	Members'	Common	Paid in	Retained	Comprehensive	Stockholders'
	Equity	Stock	Capital	Earnings	Loss	Equity

Balance at December 31, 2000	$22,705,406	$—	$—	$—	$—	$22,705,406
Net income	5,626,334	—	—	—	—	5,626,334
Unrealized loss on interest rate swap	—	—	—	—	(377,303)	(377,303)

Total comprehensive income						5,249,031
Distributions	(202,931)	—	—	—	—	(202,931)

Balance at December 31, 2001	28,128,809	—	—	—	(377,303)	27,751,506

Net income	14,901,445	—	—	2,163,664	—	17,065,109
Reclassification adjustment on interest rate swap	—	—	—	—	377,303	377,303

Total comprehensive income						17,442,412
Proceeds from initial public offering, net of expenses	—	34,700	40,245,184	—	—	40,279,884
Exercise of warrants	—	500	209,500	—	—	210,000
Recapitalization	(37,480,724)	100,000	37,480,724	—	—	100,000
Stock-based compensation income tax benefits	—	—	373,346	—	—	373,346
Distributions	(5,549,530)	—	—	—	—	(5,549,530)

Balance at December 31, 2002	—	135,200	78,308,754	2,163,664	—	80,607,618

Net income	—	—	—	20,713,503	—	20,713,503
Exercise of stock options and warrants	—	17,747	1,377,148	—	—	1,394,895
Stock-based compensation income tax benefits, net of offering expenses	—	—	16,432,030	—	—	16,432,030

Balance at December 31, 2003	$—	$152,947	$96,117,932	$22,877,167	$—	$119,148,046

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Operating activities:
Net income	$20,713,503	$17,065,109	$5,626,334
Adjustments to reconcile net income to cash provided by operating activities:
Increase in equity from vested options	422,127	124,386	—
Income tax benefit related to stock option exercise	16,396,867	248,960	—
Depreciation	1,444,825	940,352	676,677
Loss on extinguishment of debt	—	—	423,305
Deferred tax (benefit) expense, net	(2,296,308)	286,882	—
Gain on sales of finance receivables, net	—	(100,156)	(900,916)
Gain on disposal of property and equipment	—	—	(1,766)
Changes in operating assets and liabilities:
Other assets	(356,510)	(67,824)	(730,230)
Accounts payable	(80,072)	1,082,269	131,382
Income taxes	(1,289,092)	937,231	—
Accrued expenses	(246,524)	137,180	308,168
Accrued payroll and bonuses	372,073	1,186,965	963,780

Net cash provided by operating activities	35,080,889	21,841,354	6,496,734

Cash flows from investing activities:
Purchases of property and equipment	(2,454,138)	(1,316,132)	(1,279,356)
Acquisition of finance receivables, net of buybacks	(62,298,316)	(42,990,924)	(33,571,212)
Collections applied to principal on finance receivables	35,255,994	25,450,833	21,926,815

Proceeds from sale of finance receivables, net of allowances for returns	—	100,756	5,682,946

Net cash used in investing activities	(29,496,460)	(18,755,467)	(7,240,807)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	—	40,379,884	—
Proceeds from exercise of options and warrants	1,394,895	210,000	—
Public offering costs	(386,964)	—	—
Distribution of capital	—	(5,549,530)	(202,931)
Net (payments) proceeds from lines of credit	—	(25,000,000)	2,833,579
Proceeds from long-term debt	975,000	500,000	107,000
Payments on long-term debt	(283,610)	(102,850)	(70,235)
Payments on capital lease obligations	(310,639)	(365,060)	(334,420)

Net cash provided by financing activities	1,388,682	10,072,444	2,332,993

Net increase in cash and cash equivalents	6,973,111	13,158,331	1,588,920

Cash and cash equivalents, beginning of period	17,938,730	4,780,399	3,191,479

Cash and cash equivalents, end of period	$24,911,841	$17,938,730	$4,780,399

Supplemental disclosure of cash flow information:
Cash paid for interest	$281,332	$2,698,782	$2,821,784
Cash paid for income taxes	$389,600	$—	$—

Noncash investing and financing activities:
Capital lease obligations incurred	362,813	38,896	555,988
Basis — swap contract	—	(377,303)	377,303

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Business:

Portfolio Recovery Associates, Inc. was formed in August 2002. On November 8, 2002, Portfolio Recovery Associates, Inc. completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of Portfolio Recovery Associates, LLC (“PRA”) were exchanged on a one to one basis for warrants and shares of a single class of common stock of Portfolio Recovery Associates, Inc. (“PRA Inc”). Another subsidiary, PRA II, was dissolved immediately prior to the IPO. PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) purchase, collect and manage portfolios of defaulted consumer receivables. The defaulted consumer receivables the Company collects are either purchased from the Debt Sellers or are collected on behalf of clients on a commission fee basis. This is primarily accomplished by maintaining a staff of collectors whose purpose is to contact the customers and arrange payment of the debt. Secondarily, PRA has contracted with independent attorneys, with which the Company can undertake legal action in order to satisfy the outstanding debt.

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

On June 1, 2000, PRA formed a wholly owned subsidiary, PRA Receivables Management, LLC (d/b/a Anchor Receivables Management, LLC) (“Anchor”) and was the sole initial member. Anchor is organized as a contingent collection agency and contracts with holders of finance receivables to attempt collection efforts on a contingent basis for a stated period of time. Anchor became fully operational during April 2001. PRA, Inc purchased the equity interest in Anchor from PRA immediately after the IPO.

On June 12, 2001, PRA formed a wholly owned subsidiary, PRA III, LLC (“PRA III”) and is the sole initial member. PRA III is organized for the sole purpose of facilitating the purchase of portfolios of delinquent or charged off consumer credit accounts, which purchases are financed by loans from an institutional lender. PRA III was a named borrower under a $25 million loan facility (see Note 7). PRA III was formed under the laws of the Commonwealth of Virginia and will exist in perpetual existence under those laws.

PRA Funding, LLC and PRA III were dissolved into PRA on November 24, 2003.

2.	Summary of Significant Accounting Policies:

Principles of accounting and consolidation: The consolidated financial statements of the Company are prepared in accordance with accounting standards generally accepted in the United States of America and include the accounts of PRA, PRA Holding I, PRA Funding, PRA III, and Anchor. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Finance receivables and income recognition: The Company accounts for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Static pools of relatively homogenous accounts are established. Once a static pool is established, the receivable accounts in the pool are not changed. Each static pool is recorded at cost, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Income on finance receivables is accrued monthly based on each static pool’s effective interest rate. This interest rate is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection model. Monthly cash flows greater than the interest accrual will reduce the carrying value of the static pool.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

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

Commissions: The Company also receives commission revenue for collections made on behalf of clients, which may be credit originators or other owners of defaulted consumer receivables. These portfolios are owned by the clients; however, the collection effort is outsourced to the Company under a commission fee arrangement based upon the amount the Company collects. Revenue is recognized at the time customer funds are collected. A loss reserve or allowance amount will be created if there is doubt that fees billed to the client for services rendered will not be paid.

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

Income taxes: Taxes are provided on substantially all income and expense items included in earnings, regardless of the period in which such items are recognised for tax purposes. The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. For periods presented prior to the IPO, including the ten months ended October 31, 2002, the tax accounts are pro forma disclosures only and not recorded on the books of the Company.

Advertising costs: Advertising costs are expensed when incurred.

Operating leases: General abatements or prepaid leasing costs are recognized on a straight-line basis over the life of the lease.

Capital leases: Leases are analyzed to determine if they meet the definition of a capital lease as defined in SFAS No. 13, “Accounting for Leases”. Those lease arrangements that meet one of the four criteria are considered capital leases. As such, the leased asset is capitalized and depreciated per Company policy. The lease is recorded as a liability with each payment amortizing the principal balance and a portion classified as interest expense.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

Stock-based compensation: The Company applied the intrinsic value method provided for under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” for all warrants issued to employees prior to January 1, 2002. For warrants and options issued to non-employees, the Company followed the fair value method of accounting as prescribed under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). On January 1, 2002 the Company adopted SFAS 123 on a prospective basis for all warrants and options granted and reported the change in accounting principle using the retroactive restatement method as prescribed in SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” For warrants issued to employees prior to January 1, 2002, pro forma net income assuming the warrants were accounted for as prescribed by SFAS 123, has been disclosed in Note 12 to the financial statements.

Pro forma earnings per share: Basic earnings per share reflect net income adjusted for the pro forma income tax provision divided by the weighted average number of shares outstanding. Diluted earnings per share include the effect of dilutive stock options during the period. As of December 31, 2003, 55,000 stock options issued under the 2002 Stock Option Plan were antidilutive. These options may become dilutive in future years.

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

Fair value of financial instruments: The company’s financial instruments consist of cash and cash equivalents, finance receivables, net, long-term debt, and obligations under capital leases. The fair value of cash and cash equivalents, long-term debt and obligations under capital leases approximates their respective carrying values. The Company considers it not practicable to perform a fair value calculation of the finance receivables due to the excessive cost that would be incurred.

Reclassifications: Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

Recent Accounting Pronouncements: In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 is an interpretation of ARB No. 51 and addresses consolidation by business enterprises of variable interest entities (“VIEs”). This interpretation is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of this interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests is considered the primary beneficiary, the enterprise that should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. This interpretation is effective for all enterprises with variable interest in VIEs created after January 31, 2003. A public entity with variable interests in a VIE created before February 1, 2003, is required to apply the provisions of this interpretation to that entity by the end of the first interim or annual reporting period beginning after June 15, 2003. The adoption of this interpretation did not have a material impact on the Company’s financial position or the results of operations.

In October 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer.” This SOP provides guidance on accounting for differences between contractual and expected cash flows from an investors initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. The SOP would require that the excess of the contractual cash flows over expected future cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio’s remaining life. The SOP provides that previously issued annual financial statements would not need to be restated. Management is in the process of evaluating the application of this SOP.

3.	Finance Receivables:

As of December 31, 2003 and 2002, the Company had $92,568,557 and $65,526,235, respectively, remaining of finance receivables. These amounts represent 412 and 330 pools of accounts as of December 31, 2003 and 2002, respectively.

Changes in finance receivables at December 31, 2003 and 2002, were as follows:

	2003	2002

Balance at beginning of year	$65,526,235	$47,986,744
Acquisitions of finance receivables, net of buybacks	62,298,316	42,990,924

Cash collections	(117,052,203)	(79,253,551)
Income recognized on finance receivables	81,796,209	53,802,718

Cash collections applied to principal	(35,255,994)	(25,450,833)

Cost of finance receivables sold, net of allowance for returns	—	(600)

Balance at end of year	$92,568,557	$65,526,235

At the time of acquisition, the life of each pool is generally set at between 60 and 72 months based upon the proprietary models of the Company. As of December 31, 2003 the Company had $92,568,557 in finance receivables included in the Statement of Financial Position. Based upon current projections, cash collections applied to principal will be as follows for the twelve months in the years ending:

December 31, 2004	$32,707,264
December 31, 2005	27,244,198
December 31, 2006	18,245,994
December 31, 2007	10,590,660
December 31, 2008	3,120,910
December 31, 2009	659,531

$92,568,557

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

4.	Operating Leases:

The Company rents office space and equipment under operating leases. Rental expense was $1,028,530, $668,795, and $602,783 for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum lease payments at December 31, 2003, are as follows:

2004	$1,391,115
2005	1,467,992
2006	1,469,758
2007	1,510,940
2008	1,553,787
Thereafter	6,952,595

$14,346,186

5.	Capital Leases:

Leased assets included in property and equipment consist of the following:

	2003	2002

Software	$270,008	$270,008
Computer equipment	61,086	178,893
Furniture and fixtures	963,377	600,564
Equipment	27,249	27,249
Less accumulated depreciation	(607,591)	(461,326)

	$714,129	$615,388

Depreciation expense recognized on capital leases for the years ended December 31, 2003, 2002 and 2001 was $210,101, $213,016, and $238,719, respectively.

Commitments for minimum annual rental payments for these leases as of December 31, 2003 are as follows:

2004	$249,262
2005	150,993
2006	87,524
2007	80,160
2008	31,569

599,508
Less amount representing interest and taxes	48,183

Present value of net minimum lease payments	$551,325

6.	401(k) Retirement Plan:

Effective October 1, 1998, the Company sponsors a defined contribution plan. Under the Plan, all employees over twenty-one years of age are eligible to make voluntary contributions to the Plan up to 15% of their compensation, subject to Internal Revenue Service limitations after completing six months of service, as defined in the Plan. On January 1, 2004, the Company amended the Plan to allow employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limitations. The Company makes matching contributions of

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

up to 4% of an employee’s salary. Total compensation expense related to these contributions was $284,017, $265,510, and $198,691 for the years ended December 31, 2003, 2002 and 2001, respectively.

7.	Revolving Lines of Credit:

On September 18, 2001, PRA III arranged with a commercial lender to provide financing under a revolving line of credit of up to $40 million. The initial draw of $20 million was utilized to facilitate the purchase of all finance receivable portfolios from PRA and PRA II. PRA then used those funds to terminate an existing line of credit agreement. An additional $5 million was drawn in the initial funding to purchase additional portfolios from third parties in the normal course of business. Interest is based on LIBOR and was 6.17% at December 31, 2002. Restrictive covenants under this agreement include:

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

As of December 31, 2002 the Company was in compliance with all of the covenants of this agreement. Upon consummation of the reorganization discussed in Note 1, a waiver would have been required in order to remain in compliance with the terms of the agreement. On October 18, 2002 Westside Funding (“Westside”) acknowledged our notification letter and provided several options that would be acceptable for Westside. On November 19, 2002 Westside provided their letter of intent to amend the Loan and Security agreement dated September 18, 2001 and they began drafting that amendment. On December 18, 2002 the Loan and Security amendment was finalized. The balance on this facility was paid off on November 14, 2002 with proceeds obtained from the IPO. The Loan and Security agreement dated December 18, 2002 modified certain terms of the loan agreement in keeping with the Company’s reduced borrowing needs following the IPO. Modifications include a reduction in the facility size from $40 million to $25 million, a $75,000 modification fee, a reduction in the borrowing spread, a reduction in certain monthly fees, and an increase in the facility’s non-use fee when the amount outstanding is less than $10 million.

On November 28, 2003 this facility was terminated, in favor of the RBC Centura Bank (“RBC”) line.

The Company maintains a $25.0 million revolving line of credit with RBC pursuant to an agreement entered into on November 28, 2003. The credit facility bears interest at a spread over LIBOR and extends through November 28, 2004. The agreement provides for:

•	restrictions on monthly borrowings are limited to 20% of Estimated Remaining Collections;

•	a debt coverage ratio of at least 8.0 to 1.0 calculated on a rolling twelve-month average;

•	a debt to tangible net worth ratio of less than 0.40 to 1.00;

•	net income per quarter of at least $1.00, calculated on a consolidated basis, and;

•	restrictions on change of control.

This facility had no amounts outstanding at December 31, 2003.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

In addition, PRA Funding, LLC maintained a $2.5 million revolving line of credit, with a commercial lender which extended through September 2003. This $2.5 million facility had no amounts outstanding as of December 31, 2002 and was terminated in 2003.

8.	Property and equipment:

Property and equipment, at cost, consist of the following as of December 31, 2003 and 2002:

	2003	2002

Software	$2,030,403	1,431,938
Computer equipment	2,193,386	1,435,795
Furniture and fixtures	1,283,748	942,178
Equipment	1,602,547	1,037,372
Leasehold improvements	801,516	343,329
Building and improvements	1,138,924	1,136,762
Land	100,515	100,515
Less accumulated depreciation	(3,984,659)	(2,633,635)

Net property and equipment	$5,166,380	$3,794,254

9.	Loss on Extinguishment of Debt:

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

The only expenses incurred related to the swap agreement were interest expenses of $0, $792,047 and $118,924 for the years ended December 31, 2003, 2002 and 2001, respectively. The interest paid in 2002 represents monthly interest plus the final extinguishment amount of $541,762. The net interest payments are a component of “Interest Expense.”

11.	Long-Term Debt:

In July 2000, the Company purchased a building in Hutchinson, Kansas. The building was financed with a commercial loan for $550,000 with a variable interest rate based on LIBOR. This commercial loan is collateralized by the real estate in Kansas. Interest rates varied between 3.35% and 3.79% during 2003 and 3.74% and 4.47% during 2002. Monthly principal payments on the loan are $4,583 for an amortized term of 10 years. A balloon payment of $275,000 is due July 21, 2005, which results in a five-year principal payout. The loan matures July 21, 2005.

On February 9, 2001, the Company purchased a generator for its Norfolk location. The generator was financed with a commercial loan for $107,000 with a fixed rate of 7.9%. This commercial loan is

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

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

On May 1, 2003, the Company secured financing for its computer equipment purchases related to the Hampton, Virginia office opening. The computer equipment was financed with a commercial loan for $975,000 with a fixed rate of 4.25%. This loan is collaterized by computer equipment. Monthly payments are $18,096 and the loan matures on May 1, 2008.

Annual payments on all loans outstanding as of December 31, 2003 are as follows:

2004	$429,643
2005	680,405
2006	339,059
2007	295,530
2008	72,385
Thereafter	—

1,817,022
Less amount representing interest	(160,050)

Principal due	$1,656,972

These four loans are collateralized by property and buildings that have a book value of $2,031,553 and $1,104,012 as of December 31, 2003 and 2002, respectively.

12.	Stock-Based Compensation

The Company has a stock warrant plan and a stock option plan. Prior to 2002, the Company accounted for stock compensation issued under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2002. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2001 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

Net income/Pro forma net income:
As reported	$20,713,503	$11,371,321	$3,525,725
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	272,828	29,733	—
Less: Total stock based compensation expense determined under intrinsic value method for all awards, net of related tax effects	(272,828)	(29,733)	(8,054)

Pro forma net income	$20,713,503	$11,371,321	$3,517,671

Earnings per share:
Basic — as reported	$1.42	$1.08	$0.35
Basic — pro forma	$1.42	$1.08	$0.35

Diluted — as reported	$1.32	$0.94	$0.31
Diluted — pro forma	$1.32	$0.94	$0.31

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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

The following summarizes all warrant related transactions from December 31, 2000 through December 31, 2003:

		Weighted
		Average
	Warrants	Exercise
	Outstanding	Price

December 31, 2000	2,160,000	$4.17
Granted	155,000	4.20
Cancelled	(120,000)	4.20

December 31, 2001	2,195,000	4.17
Granted	50,000	10.00
Exercised	(50,000)	4.20
Cancelled	(10,000)	4.20

December 31, 2002	2,185,000	4.30
Exercised	(2,026,000)	4.17
Cancelled	(51,500)	9.72

December 31, 2003	107,500	$4.20

The following information is as of December 31, 2003:

	Warrants Outstanding			Warrants Exercisable

Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$4.20	107,500	2.28	$4.20	107,500	$4.20

Total at December 31, 2003	107,500	2.28	$4.20	107,500	$4.20

Had compensation cost for warrants granted under the Agreement been determined pursuant to SFAS 123, the Company’s net income would have decreased. Using a fair-value (minimum value calculation), the following assumptions were used:

Warrants issue year:	2002	2001
Expected life from vest date (in years)	3.00	4.00
Risk-free interest rates	4.53%	4.66%-4.77%
Volatility	N/A	N/A
Dividend yield	N/A	N/A

The fair value model utilizes the risk-free interest rate at grant with an expected exercise date sometime in the future generally assuming an exercise date in the first half of 2005. In addition, warrant valuation models require the input of highly subjective assumptions, including the expected exercise date and risk-free interest rates. Prior to the IPO, the Company’s warrants had characteristics significantly different from those of traded warrants, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of employee warrants granted during the years ended December 31, 2002 and 2001 was $1.24 and $0.35, respectively.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

Effective December 30, 1999, the Company issued warrants to acquire 125,000 membership units to an affiliate of Angelo, Gordon & Co. The warrants immediately vested and were exercisable at $3.60 per unit. As these warrants were not issued as compensation to an employee or operating member of the Company, an expense of $0, $17,069, and $17,069 was recognized in the years ended December 31, 2003, 2002, and 2001, respectively. The value of the warrants was calculated using the fair value approach as designated by SFAS 123 which utilizes a comparison of the discounted value of the underlying units discounted using a risk-free interest rate at the date of grant. All warrants issued to AG 1999 were exercised in 2003 and none remain outstanding as of December 31, 2003.

Effective August 18, 1999, the Company issued warrants to acquire 200,000 membership units of PRA to SMR Research Corporation. The warrants were to vest over a 60 month period and were exercisable at $4.20 per unit. The warrants vested as to 80,000 membership units and the remaining 120,000 membership units were cancelled upon the termination of an agreement between the Company and SMR Research Corporation. The value of the warrants was calculated using the intrinsic method and no expense was recognized on these warrants. The fair value approach was then applied, as designated by SFAS 123, which utilizes a comparison of the discounted value of the underlying units discounted using a risk-free interest rate at the date of grant. As a result, these warrants were shown to have a negative present value, and as such no expense has been recorded. All warrants issued to SMR Research Corporation have been exercised or cancelled and none remain outstanding as of December 31, 2003.

Stock Options

The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. Up to 2,000,000 shares of common stock may be issued under this program. The Plan expires November 7, 2012. All options issued under the Plan vest ratably over 5 years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and July 31, 2010. No grant of options to a single person can exceed 200,000 in a single year. As of December 31, 2003, 875,000 options have been granted under the Plan of which 26,175 have been cancelled. These options are accounted for under SFAS 123 and all expenses for 2003 and 2002 are included in earnings as a component of compensation.

The following summarizes all option related transactions from December 31, 2001 through December 31, 2003:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

December 31, 2001	—	$—
Granted	820,000	13.06
Cancelled	(12,150)	13.00

December 31, 2002	807,850	13.06
Granted	55,000	27.88
Exercised	(50,915)	13.00
Cancelled	(14,025)	13.00

December 31, 2003	797,910	$14.09

All of the stock options were issued to employees of the Company except for 20,000 that were issued to the board of directors.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

The following information is as of December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$13.00	727,910	5.86	$13.00	104,930	$13.00
$16.16	15,000	5.89	$16.16	3,000	$16.16
$27.77	50,000	6.59	$27.88	—	$27.77
$28.98	5,000	6.54	$28.98	—	$28.98

Total at December 31, 2003	797,910	5.91	$14.09	107,930	$13.09

The Company utilizes the Black-Scholes option-pricing model to calculate the value of the stock options when granted. This model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options. In addition, changes to the subjective input assumptions can result in materially different fair market value estimates. Therefore, the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

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

Restricted Stock

Restricted stock shares are permitted to be issued as an incentive to attract new employees when the stock has traded for less than one year, as is the case for the Company. During the year ended December 31, 2003, the Company issued 13,045 shares of restricted stock. The terms are similar to the stock option plan where the shares are issued at or above market values and vest ratably over 5 years. Restricted stock is expensed over its vesting period.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

13.	Stockholders’ Equity:

Shares of common stock outstanding were as follows:

December 31, 2001	—
Initial public offering	13,470,000
Exercise of warrants	50,000

December 31, 2002	13,520,000
Exercise of warrants and options	1,774,676

December 31, 2003	15,294,676

14.	Income Taxes:

Prior to November 8, 2002, the Company was organized as a limited liability company, taxed as a partnership, and as such was not subject to federal or state income taxes. Immediately before the IPO, the Company was reorganized as a corporation and became subject to income taxes.

The income tax expense recognized for the years ended December 31, 2003 and 2002 is composed of the following:

For the year ended December 31, 2003	Federal	State	Total

Current tax expense	$(116,809)	(21,303)	$(138,112)
Deferred tax expense	11,279,283	2,058,132	13,337,415

Total income tax expense	$11,162,474	$2,036,829	$13,199,303

For the year ended December 31, 2002	Federal	State	Total

Current tax expense	$1,005,368	180,823	$1,186,191
Deferred tax expense	242,633	44,249	286,882

Total income tax expense	$1,248,001	$225,072	$1,473,073

The Company also recognized a net deferred tax asset of $2,009,426 as of December 31, 2003 and a net deferred tax liability of $286,882 as of December 31, 2002. The components of this net asset and liability are:

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

	2003	2002

Deferred tax assets:
Net operating loss — tax	$21,002,183	$—
Employee compensation	181,668	47,997
Other	6,895	14,872

Total deferred tax asset	21,190,746	62,869

Deferred tax liabilities:
Depreciation expense	516,895	260,125
Prepaid expenses	268,712	89,626
Cost recovery	18,395,713	—

Total deferred tax liability	19,181,320	349,751

Net deferred tax asset and (liability)	$2,009,426	$(286,882)

A valuation allowance has not been provided at December 31, 2003 or 2002 since management believes it is more likely than not that the deferred tax assets will be realized.

During 2003, the Company recognized a deferred tax asset relating to the net operating loss for tax purposes. This resulted from the adoption of the cost recovery method of income recognition for tax purposes and recognizing a tax deduction of approximately $16.4 million relating to stock option and warrant exercises, net of public offering related expenses. Cost recovery is an acceptable method for companies in the collection industry and results in the reduction of current taxable income as, for tax purposes, collections on finance receivables are applied to reduce the finance receivables to zero before any income is recognized. The timing difference from the adoption of cost recovery resulted in a deferred tax liability at December 31, 2003. The tax benefit generated by the stock option and warrant exercises reduced the Company’s current tax liability with a corresponding increase in additional paid in capital.

The Company presented pro forma tax information assuming it has been a taxable corporation since inception and assuming tax rates equal to the rates that would have been in effect had it been required to report income tax expense in such years. A reconciliation of the Company’s expected tax expense at statutory tax rates to actual tax expense for the year ended December 31, 2003 and the pro forma income tax expense for the years ended December 31, 2002 and 2001, consists of the following components:

	2003	2002	2001

Federal tax at statutory rates	$11,869,482	$6,488,364	$1,912,953
State tax expense, net of federal benefit	1,323,939	725,246	226,975
Other	5,882	(46,749)	(39,319)

Total income tax expense	$13,199,303	$7,166,861	$2,100,609

15. Contingencies and Commitments:

Employment Agreements:
The Company has employment agreements with all of its executive officers and with several members of its senior management group, the terms of which expire on March 31, 2004 or December 31, 2005. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Estimated remaining compensation under these agreements is approximately $3.3 million. The agreements also contain confidentiality and non-compete provisions.

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

     None.

Item 9a. Disclosure Controls and Procedures.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth certain information as of February 12, 2004 about the Company’s directors and executive officers.

Name	Position	Age

Steven D. Fredrickson	President, Chief Executive Officer and Chairman of the Board	44
Kevin P. Stevenson	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	39
Craig A. Grube	Executive Vice President — Acquisitions	43
James L. Keown	Senior Vice President — Strategic Initiatives	46
Judith S. Scott	Executive Vice President, General Counsel and Secretary	58
William P. Brophey	Director*	66
Peter A. Cohen	Director*	57
David N. Roberts	Director	41
James M. Voss	Director*	61

* Member of the Company’s audit committee (the “Audit Committee”), which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors of the Company has determined that Mr. Voss is an independent director (as that term is used in Schedule 14A of the Exchange Act) and is the “audit committee financial expert” for the Company who serves on the Audit Committee.

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

     Kevin P. Stevenson, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary. Prior to co-founding Portfolio Recovery Associates in 1996, Mr. Stevenson served as Controller and Department Manager of Financial Control and Operations Support at HRSC from June 1994 to March 1996, supervising a department of approximately 30 employees. Prior to joining HRSC, he served as Controller of Household Bank’s Regional Processing Center in Worthington, Ohio where he also managed the collections, technology, research and ATM departments. While at Household Bank, Mr. Stevenson participated in eight bank acquisitions and numerous branch acquisitions or divestitures. He is a certified public accountant and received his B.S.B.A. with a major in accounting from the Ohio State University.

     Craig A. Grube, Executive Vice President — Acquisitions. Prior to joining Portfolio Recovery Associates in March 1998, Mr. Grube was a senior officer and director of Anchor Fence, Inc., a manufacturing and distribution business from 1989 to March 1997, when the company was sold. Between the time of the sale and March 1998, Mr. Grube continued to work for Anchor Fence. Prior to joining Anchor Fence, he managed distressed corporate debt for the FDIC at Continental Illinois National Bank for five years. He received his B.A. degree from Boston College and his M.B.A. degree from the University of Illinois.

     James L. Keown, Senior Vice President — Strategic Initiatives. Prior to co-founding Portfolio Recovery Associates in 1996, Mr. Keown had been with HRSC for 14 years and had sales and finance experience prior to joining HRSC. Mr. Keown’s final position at HRSC was Department Manager, Technology Service where he was directly responsible for a 275 node local area network, all phone and data communications, as well as performance engineering and applications programming. Mr. Keown will retire from the Company effective March 31, 2004.

     Judith S. Scott, Executive Vice President, General Counsel and Secretary. Prior to joining Portfolio Recovery Associates in March 1998, Ms. Scott held senior positions, from 1991 to March 1998, with Old Dominion University as Director of its Virginia Peninsula campus, from 1985 to 1991, as General Counsel of a computer manufacturing firm; as Senior Counsel in the Office of the Governor of Virginia from 1982 to 1985; as Senior Counsel for the Virginia Housing Development Authority from 1976 to 1982, and as Assistant Attorney General for the Commonwealth of Virginia from 1975 to 1976. Ms. Scott received her B.S. in business administration from Virginia State University, a post baccalaureate degree in economics from Swarthmore College, and a J.D. from the Catholic University School of Law.

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

Corporate Code of Ethics

The Company has adopted a Code of Ethics which is applicable to all directors, officers, and employees and which complies with the definition of a “code of ethics” set out in Section 406(c) of the Sarbanes-Oxley Act of 2002, and the requirement of a “Code of Conduct” prescribed by Section 4350(n) of the Marketplace Rules of the NASDAQ Stock Market, Inc. The Code of Ethics is available to the public, and will be provided by the Company at no charge to any requesting party. Interested parties may obtain a copy of the Code of Ethics by submitting a written request to Investor Relations, Portfolio Recovery Associates, Inc., 120 Corporate Boulevard, Suite 100, Norfolk, Virginia, 23502, or by email at investorrelations@portfoliorecovery.com. The Code of Ethics will also be posted on the Company website at www.portfoliorecovery.com and will be available online on or about March 10, 2004.

Item 11. Executive Compensation.

     The information required by Item 11 is incorporated herein by reference to the section labeled “Executive Compensation” in the Company’s definitive Proxy Statement in connection with the Company’s 2004 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement in connection with the Company’s 2004 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

     The information required by Item 13 is incorporated herein by reference to the section labeled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement in connection with the Company’s 2004 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

     The aggregate fees billed or expected to be billed by PricewaterhouseCoopers, LLP for the years ended December 31, 2003 and 2002 are presented in the table below:

	2003	2002

Audit Fees
Annual audit	$130,575	$124,151
Registration statements	118,739	340,321

	249,314	464,472

Audit Related Fees
WestLB attest service	4,700	2,000

Tax Fees
Compliance	10,000	29,625
Advice	125,507	21,425

	135,507	51,050

All Other Fees	—	—

Total Accountant Fees	$389,521	$517,522

The Audit Committee’s charter provides that they will:

1. Approve the fees and other significant compensation to be paid to auditors.

2. Review the non-audit services to determine whether they are permissible under current law.

3. Pre-approve the provision of any permissible non-audit services by the independent auditors and the related fees of the independent auditors therefor.

4. Consider whether the provision of these other services is compatible with maintaining the auditors’ independence.

     All the fees paid to PricewaterhouseCoopers were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Financial Statements.

The following financial statements of the Company are included in Item 8 of this Annual Report on Form 10-K:

(b)	Reports on Form 8-K.

Filed October 27, 2003, issuance of a quarterly earnings press release for the three and nine months ended September 30, 2003.

(c)	Exhibits.

10.1	Loan Agreement, dated July 20, 2000, by and between PRA Holding I, LLC, Bank of America, N.A. and Portfolio Recovery Associates, LLC. (Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1.)
10.2	Business Loan Agreement, dated September 24, 2001, by and between PRA Holding I, LLC, Bank of America, N.A. and Portfolio Recovery Associates, L.L.C. (Incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1.)
10.3	Amendment to Business Loan Agreement, dated February 20, 2002, by and between PRA Holding I, LLC, Bank of America, N.A. and Portfolio Recovery Associates, L.L.C. (Incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1.)
10.4	Employment Agreement, dated December 8, 2002, by and between Steven D. Fredrickson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K for the year ended December 31, 2002.)
10.5	Employment Agreement, dated December 8, 2002, by and between Kevin P. Stevenson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2002.)
10.6	Employment Agreement, dated December 8, 2002, by and between Craig A. Grube and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2002.)
10.7	Employment Agreement, dated December 27, 2002, by and between James L. Keown and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K for the year ended December 31, 2002.)
10.8	Employment Agreement, dated December 8, 2002, by and between Judith S. Scott and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K for the year ended December 31, 2002.)
10.9	Portfolio Recovery Associates, Inc. 2002 Stock Option Plan. (Incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1.)
10.10	Riverside Commerce Center Office Lease, dated February 12, 1999, by and between Riverside Investors, L.C. and Portfolio Recovery Associates, L.L.C. (Incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1.)

10.11	First Amendment to Riverside Commerce Center Office Lease, dated April 27, 1999, by and between Riverside Investors, L.C. and Portfolio Recovery Associates, L.L.C. (Incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1.)
10.12	Second Amendment to Riverside Commerce Center Office Lease, dated September 29, 2000, by and between Riverside Investors, L.C. and Portfolio Recovery Associates, L.L.C. (Incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-1.)
10.13	Office Lease, dated November 13, 2002, by and between NetCenter Partners, LLC and Portfolio Recovery Associates, L.L.C. (Incorporated by reference to Exhibit 10.16 of the Form 10-Q for the period ended September 30, 2002.)
10.14	Riverside Commerce Center II Office Lease, dated June 27, 2003, by and between Riverside Investors, L.C. and Portfolio Recovery Associates, LLC. (Incorporated by reference to Exhibit 10.20 of the Form 10-Q for the period ended June 30, 2003).
10.15	Third Amendment to Riverside Commerce Center Office Lease, dated June 27, 2003, by and between Riverside Investors, L.C. and Portfolio Recovery Associates, LLC. (Incorporated by reference to Exhibit 10.21 of the Form 10-Q for the period ended June 30, 2003).
10.16	First Lease Amendment to Riverside Commerce Office Lease, dated June 27, 2003, by and between Riverside Crossing L.C. and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.23 of the Form 10-Q for the period ended September 30, 2003).
10.17	Fourth Lease Amendment to Riverside Commerce Center Office Lease, dated February 12, 1999, by and between Riverside Crossing, L.C. and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.24 of the Form 10-Q for the period ended September 30, 2003).
10.18	Loan and Security Agreement, dated November 28, 2003, by and between Portfolio Recovery Associates, Inc. and RBC Centura Bank.
10.19	Commercial Promissory Note, dated November 28, 2003, by and between Portfolio Recovery Associates, Inc. and RBC Centura Bank.
10.20	Business Loan Agreement, dated January 8, 2004, by and between Portfolio Recovery Associates, Inc. and RBC Centura Bank.
10.21	Promissory Note, dated January 8, 2004, by and between Portfolio Recovery Associates, Inc. and RBC Centura Bank.
21.1	Subsidiaries of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1).
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Powers of Attorney (included on signature page).
31.1	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portfolio Recovery Associates, Inc. (Registrant)

Dated: February 18, 2004	By:	/s/ Steven D. Fredrickson

Steven D. Fredrickson President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: February 18, 2004	By:	/s/ Kevin P. Stevenson

Kevin P. Stevenson Chief Financial Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints Steven D. Fredrickson and Kevin P. Stevenson, his true and lawful attorneys-in-fact, with full power of substitution and resubstitution for him and on his behalf, and in his name, place and stead, in any and all capacities to execute and sign any and all amendments or post-effective amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof and the registrant hereby confers like authority on its behalf.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 18, 2004	By:	/s/ Steven D. Fredrickson

Steven D. Fredrickson President and Chief Executive Officer

Dated: February 18, 2004	By:	/s/ Kevin P. Stevenson

Kevin P. Stevenson Chief Financial Officer, Executive Vice President, Treasurer and Assistant Secretary

Dated: February 18, 2004	By:	/s/ William P. Brophey

William P. Brophey Director

Dated: February 18, 2004	By:	/s/ Peter A. Cohen

Peter A. Cohen Director

Dated: February 18, 2004	By:	/s/ David N. Roberts

David Roberts Director

Dated: February 18, 2004	By:	/s/ James M. Voss

James M. Voss Director