Form 10-K/A
period 2003-12-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2004-03-29
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) ACT OF 1934 OF THE SECURITIES EXCHANGE

For the transition period from_______to_______

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

YES ☒  NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 12, 2004 was $229,374,131.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     The number of shares of the registrant’s Common Stock outstanding as of February 12, 2004 was 15,299,676.

     Documents incorporated by reference: Portions of the Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders are incorporated by reference into Items 11, 12 and 13 of Part III of this Form 10-K.

EXPLANATORY NOTE

     This Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2003 of Portfolio Recovery Associates, Inc., is being filed solely to add exhibits and schedules to certain agreements included as an exhibit and to remove certain other agreements formerly included as exhibits, all in accordance with Item 601 of Regulation S-K. Other than these corrections, none of the information contained in the Annual Report on Form 10-K filed on February 18, 2004 has been revised or amended.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Financial Statements.

     The following financial statements of the Company are included in Item 8 of the Annual Report on Form 10-K:

(b) Reports on Form 8-K.

     Filed October 27, 2003, issuance of a quarterly earnings press release for the three and nine months ended September 30, 2003.

(c) Exhibits.

2.1	Equity Exchange Agreement between Portfolio Recovery Associates, L.L.C. and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1.)

3.1	Amended and Restated Certificate of Incorporation of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1.)

3.2	Amended and Restated By-Laws of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1.)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1.)

4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1.)

10.1	Employment Agreement, dated December 8, 2002, by and between Steven D. Fredrickson and Portfolio Recovery Associates, Inc.

10.2	Employment Agreement, dated December 8, 2002, by and between Kevin P. Stevenson and Portfolio Recovery Associates, Inc.

10.3	Employment Agreement, dated December 8, 2002, by and between Craig A. Grube and Portfolio Recovery Associates, Inc.

10.4	Employment Agreement, dated December 27, 2002, by and between James L. Keown and Portfolio Recovery Associates, Inc.

10.5	Employment Agreement, dated December 8, 2002, by and between Judith S. Scott and Portfolio Recovery Associates, Inc.

10.6	Portfolio Recovery Associates, Inc. 2002 Stock Option Plan. (Incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1.)

10.7	Loan and Security Agreement, dated November 28, 2003, by and between Portfolio Recovery Associates, Inc. and RBC Centura Bank.

10.8	Commercial Promissory Note, dated November 28, 2003, by and between Portfolio Recovery Associates, Inc. and RBC Centura Bank.

21.1	Subsidiaries of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1.)

23.1	Consent of PricewaterhouseCoopers LLP (Incorporated by reference to Exhibit 23.1 of the Annual Report on Form 10-K for the year ended December 31, 2003.)

24.1	Powers of Attorney. (Incorporated by reference to Exhibit 24.1 of the Annual Report on Form 10-K for the year ended December 31, 2003.)

31.1	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portfolio Recovery Associates, Inc. (Registrant)
Dated: March 29, 2004	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President, Chief Executive Officer and Chairman of the Board

Dated: March 29, 2004	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial Officer, Executive Vice President, Treasurer and Assistant Secretary