Form 10-Q
period 2004-03-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2004-04-21
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-50058

Portfolio Recovery Associates, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-3078675 (I.R.S. Employer Identification No.)

120 Corporate Boulevard, Norfolk, Virginia (Address of principal executive offices)	23502 (zip code)

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 16, 2004
Common Stock, $0.01 par value	15,315,106

PORTFOLIO RECOVERY ASSOCIATES, INC.

INDEX

		Page(s)
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Financial Position as of March 31, 2004 and December 31, 2003 (unaudited)	3
	Consolidated Statements of Operations (unaudited) Three months ended March 31, 2004 and 2003	4
	Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2004 and 2003	5
	Notes to Consolidated Financial Statements (unaudited)	6-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-25
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26
Item 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	27
SIGNATURES		28

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
March 31, 2004 and December 31, 2003
(unaudited)

	March 31,	December 31,
	2004	2003
Assets
Cash and cash equivalents	$29,690,849	$24,911,841
Finance receivables, net	95,627,786	92,568,557
Property and equipment, net	5,877,918	5,166,380
Deferred tax asset	—	2,009,426
Income tax receivable	357,504	351,861
Other assets	1,475,899	1,385,706

Total assets	$133,029,956	$126,393,771

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$655,623	$1,290,332
Accrued expenses	392,183	513,687
Accrued payroll and bonuses	1,696,613	3,233,409
Deferred tax liability	1,675,612	—
Long-term debt	2,296,023	1,656,972
Obligations under capital lease	755,551	551,325

Total liabilities	7,471,605	7,245,725
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000,000, issued and outstanding shares - 15,315,106 at March 31, 2004, and 15,294,676 at December 31, 2003	153,151	152,947
Additional paid in capital	96,516,925	96,117,932
Retained earnings	28,888,275	22,877,167

Total stockholders’ equity	125,558,351	119,148,046

Total liabilities and stockholders’ equity	$133,029,956	$126,393,771

The accompanying notes are an integral part of these consolidated financial statements

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2004 and 2003
(unaudited)

	2004	2003
Revenues:
Income recognized on finance receivables	$23,907,586	$17,617,823
Commissions	1,357,247	697,741

Total revenue	25,264,833	18,315,564
Operating expenses:
Compensation and employee services	8,537,259	6,393,052
Outside legal and other fees and services	4,241,301	2,817,347
Communications	1,007,504	633,644
Rent and occupancy	428,998	244,950
Other operating expenses	690,651	473,318
Depreciation	447,678	300,164

Total operating expenses	15,353,391	10,862,475

Income from operations	9,911,442	7,453,089
Other income and (expense):
Interest income	3,583	19,977
Interest expense	(69,387)	(75,946)

Income before income taxes	9,845,638	7,397,120
Provision for income taxes	3,834,530	2,898,871

Net income	$6,011,108	$4,498,249

Net income per common share
Basic	$0.39	$0.33
Diluted	$0.38	$0.29
Weighted average number of shares outstanding
Basic	15,303,886	13,545,000
Diluted	15,774,487	15,590,346

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(unaudited)

	2004	2003
Operating activities:
Net income	$6,011,108	$4,498,249
Adjustments to reconcile net income to cash provided by operating activities:
Increase in equity from vested options and warrants	124,916	88,023
Income tax benefit from stock option exercises	149,491	193,138
Depreciation	447,679	300,164
Deferred tax expense	3,685,038	80,701
Changes in operating assets and liabilities:
Other assets	(90,193)	(217,959)
Accounts payable	(634,709)	(492,356)
Income taxes	(5,643)	1,665,478
Accrued expenses	(121,504)	(406,294)
Accrued payroll and bonuses	(1,536,796)	(1,366,610)

Net cash provided by operating activities	8,029,387	4,342,534

Cash flows from investing activities:
Purchases of property and equipment	(862,307)	(1,308,456)
Acquisition of finance receivables, net of buybacks	(14,678,341)	(17,649,590)
Collections applied to principal on finance receivables	11,619,112	8,757,604

Net cash used in investing activities	(3,921,536)	(10,200,442)

Cash flows from financing activities:
Public offering costs	—	(19,579)
Proceeds from exercise of options and warrants	124,790	126,000
Proceeds from long-term debt	750,000	—
Payments on long-term debt	(110,949)	(40,739)
Payments on capital lease obligations	(92,684)	(74,830)

Net cash provided by/(used in) financing activities	671,157	(9,148)

Net increase/(decrease) in cash and cash equivalents	4,779,008	(5,867,056)
Cash and cash equivalents, beginning of period	24,911,841	17,938,730

Cash and cash equivalents, end of period	$29,690,849	$12,071,674

Supplemental disclosure of cash flow information:
Cash paid for interest	$69,387	$73,736
Cash paid for income taxes	$5,643	$959,554
Noncash investing and financing activities:
Capital lease obligations incurred	296,910	193,681

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Business:

Portfolio Recovery Associates, LLC (“PRA”) was formed March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA Inc completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of PRA were exchanged on a one to one basis for warrants and shares of a single class of common stock of PRA Inc. PRA Inc now owns all outstanding membership units of PRA and PRA Receivables Management, LLC (d/b/a Anchor Receivables Management) (“Anchor”). PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) purchases, collects and manages portfolios of defaulted consumer receivables. The defaulted consumer receivables the Company collects are either purchased from the sellers of finance receivables or are collected on behalf of clients on a commission fee basis. This is primarily accomplished by maintaining a staff of highly skilled collectors whose purpose is to contact the customers and arrange payment of the debt. Secondarily, the Company has contracted with independent attorneys with which the Company can undertake legal action in order to satisfy the outstanding debt.

The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I, and Anchor.

The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2004, its results of operations for the three month periods ended March 31, 2004 and 2003, and its cash flows for the three month periods ended March 31, 2004 and 2003, respectively. The results of operations of the Company for the three month periods ended March 31, 2004 and 2003 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, filed for the year ended December 31, 2003.

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

In the event that cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance. Accordingly, the Company does not maintain an allowance for credit losses.

The agreements to purchase the aforementioned receivables include general representations and warranties from the sellers covering account holder death or bankruptcy, and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days. Any funds received from the seller of finance receivables as a return of purchase price are referred to as buybacks. Buyback funds are simply applied against the finance receivable balance received. They are not included in the Company’s cash collections from operations nor are they included in the Company’s cash collections applied to principal amount.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Gains on sale of finance receivables, representing the difference between the sales price and the unamortized value of the finance receivables, are recognized when finance receivables are sold.

The Company applies a financial components approach that focuses on control when accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, eliminates financial assets when control has been surrendered, and eliminates liabilities when extinguished. This approach provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Importantly, these funds derived from sales are not included in our cash collections from finance receivables figure. They are reported separately under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Changes in finance receivables for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003
Balance at beginning of period	$92,568,557	$65,526,235
Acquisitions of finance receivables, net of buybacks	14,678,341	17,649,590
Cash collections	(35,526,698)	(26,375,427)
Income recognized on finance receivables	23,907,586	17,617,823

Cash collections applied to principal	(11,619,112)	(8,757,604)

Balance at end of period	$95,627,786	$74,418,221

Estimated Remaining Collections (“ERC”)(1)	$279,238,672	$237,557,760

(1) Estimated Remaining Collections refers to the sum of all future projected cash collections on the Company’s owned portfolios. ERC is not a balance sheet item, however, it is provided here for informational purposes.

At the time of acquisition, the life of each pool is generally set at between 60 and 84 months based upon the proprietary models of the Company. As of March 31, 2004 the Company has $95,627,786 in finance receivables included in the Statement of Financial Position. Based upon current projections, cash collections applied to principal will be as follows for the twelve months in the periods ending:

March 31, 2005	$34,239,858
March 31, 2006	30,666,154
March 31, 2007	18,893,199
March 31, 2008	6,890,230
March 31, 2009	3,011,859
March 31, 2010	1,273,169
March 31, 2011	653,317

$95,627,786

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Revolving Lines of Credit:

The Company maintains a $25.0 million revolving line of credit pursuant to an agreement entered into on November 28, 2003. The credit facility bears interest at a spread over LIBOR and extends through November 28, 2004. The agreement calls for:

•	restrictions on monthly borrowings are limited to 20% of Estimated Remaining Collections;

•	a debt coverage ratio of a least 8.0 to 1.0 calculated on a rolling twelve-month average;

•	a debt to tangible net worth ratio of less than 0.40 to 1.00;

•	net income per quarter of at least $1.00, calculated on a consolidated basis, and;

•	restrictions on change of control.

This facility had no amounts outstanding at March 31, 2004. As of March 31, 2004 the Company is in compliance with all of the covenants of this agreement.

4. Property and Equipment:

Property and equipment, at cost, consist of the following as of the dates indicated:

	March 31,	December 31,
	2004	2003
Software	$2,259,434	$2,030,403
Computer equipment	2,523,626	2,193,386
Furniture and fixtures	1,588,464	1,283,748
Equipment	1,694,061	1,602,547
Leasehold improvements	983,390	801,516
Building and improvements	1,138,924	1,138,924
Land	100,515	100,515
Less accumulated depreciation	(4,410,496)	(3,984,659)

Net property and equipment	$5,877,918	$5,166,380

5. Stock-Based Compensation:

The Company has a stock option plan. Also, in connection with the reorganization of the Company initial public offering, all existing PRA warrants that were owned by certain individuals and entities were exchanged for an equal number of PRA Inc warrants. Prior to 2002, the Company accounted for stock compensation issued under the recognition and measurement provisions of APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related Interpretations.

Effective January 1, 2002, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2002. All stock-based compensation measured under the provisions of APB 25 became fully vested during 2002. All stock-based compensation expense recognized thereafter was derived from stock-based compensation based on the fair value method prescribed in SFAS 123.

Stock Warrants

The PRA management committee was authorized to issue warrants to partners, employees or vendors to purchase membership units. Generally, warrants granted had a term between 5 and 7 years and vested within 3 years. Warrants had been issued at or above the fair market value on the date of grant. Warrants vest and expire according

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

to terms established at the grant date. All outstanding warrants were issued to employees of the Company and are fully vested. During the three months ended March 31, 2004 and 2003, no warrants were issued.

The following summarizes all warrant related transactions from December 31, 2000 through March 31, 2004:

		Weighted
		Average
	Warrants	Exercise
	Outstanding	Price
December 31, 2000	2,160,000	$4.17
Granted	155,000	4.20
Cancelled	(120,000)	4.20

December 31, 2001	2,195,000	4.17
Granted	50,000	10.00
Exercised	(50,000)	4.20
Cancelled	(10,000)	4.20

December 31, 2002	2,185,000	4.30
Exercised	(2,026,000)	4.17
Cancelled	(51,500)	9.72

December 31, 2003	107,500	4.20
Exercised	(16,000)	4.20

March 31, 2004	91,500	$4.20

The following information is as of March 31, 2004:

	Warrants Outstanding			Warrants Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$4.20	91,500	2.02	$4.20	91,500	$4.20

Total at March 31, 2004	91,500	2.02	$4.20	91,500	$4.20

Had compensation cost for granted warrants been determined pursuant to SFAS 123, the Company’s net income prior to 2003 would have decreased. Using a fair-value (minimum value calculation), the following assumptions were used:

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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

weighted average fair value of employee warrants granted during the years ended December 31, 2002 and 2001 was $1.24 and $0.35, respectively.

Stock Options

The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. Up to 2,000,000 shares of common stock may be issued under this program. The Plan expires November 7, 2012. All options issued under the Plan vest ratably over 5 years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. As of March 31, 2004, 895,000 options have been granted under the Plan, of which 41,435 have been cancelled. Options are expensed under SFAS 123 and are included in operating expenses as a component of compensation. The Company issued 20,000 options to non-employee directors during the three months ended March 31, 2004. All of the stock options were issued to employees of the Company except for 40,000 which were issued to non-employee directors.

The following summarizes all option related transactions from December 31, 2001 through March 31, 2004:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
December 31, 2001	—	$—
Granted	820,000	13.06
Cancelled	(12,150)	13.00

December 31, 2002	807,850	13.06
Granted	55,000	27.88
Exercised	(50,915)	13.00
Cancelled	(14,025)	13.00

December 31, 2003	797,910	14.09
Granted	20,000	28.79
Exercised	(4,430)	13.00
Cancelled	(15,260)	13.00

March 31, 2004	798,220	$14.48

The following information is as of March 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$13.00	708,220	5.5	$13.00	100,500	$13.00
$16.16	15,000	5.6	$16.16	3,000	$16.16
$26.81 - $29.79	75,000	6.5	$28.12	—	$—

Total at March 31, 2004	798,220	5.6	$14.48	103,500	$13.09

The Company utilizes the Black-Scholes option pricing model to calculate the value of the stock options when granted. This model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options. In addition, changes to the subjective input assumptions can result in materially

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

different fair market value estimates. Therefore, the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

Options issue year:	2004	2003	2002
Weighted average fair value of options granted	$2.85	$5.84	$2.73
Expected volatility	13.26% - 13.55%	15.70% - 15.73%	15.70%
Risk-free interest rate	3.16% - 3.37%	2.92% - 3.19%	2.92%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	5.00	5.00	5.00

Utilizing these assumptions, each employee stock option granted in 2002 is valued at $2.71 per share and each director stock option granted in 2002 is valued at $3.37 per share. For stock options issued to employees in 2003, the per share values range between $5.80 and $6.25. Each director stock option granted in 2004 is valued between $2.62 and $2.92.

Restricted Stock

Restricted stock shares are permitted to be issued as an incentive to attract new employees. During the three months ended March 31, 2004, the Company issued 5,000 shares of restricted stock as inducements to such individuals becoming employed by the Company. The terms are similar to the stock option plan where the shares are issued at or above market values and vest ratably over 5 years. Restricted stock is expensed over its vesting period. The Company has issued 18,045 restricted stock shares as of March 31, 2004.

6. Commitments and Contingencies:

Employment Agreements:

The Company has employment agreements with all of its executive officers and with several members of its senior management group, the terms of which expire on March 31, 2005, December 31, 2005 or December 31, 2006. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Estimated remaining compensation under these agreements is approximately $2,958,021. The agreements also contain confidentiality and non-compete provisions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

•	changes in the business practices of sellers of consumer receivables in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

•	changes in government regulations that affect the Company’s ability to collect sufficient amounts on its acquired or serviced receivables;

•	the Company’s ability to employ and retain qualified employees, especially collection personnel;

•	changes in the credit or capital markets, which affect the Company’s ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

•	the degree and nature of the Company’s competition; and

•	the risk factors listed from time to time in the Company’s filings with the Securities and Exchange Commission.

Results of Operations

     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	For the Three Months
	Ended March 31,
	2004	2003
Revenues:
Income recognized on finance receivables	94.6%	96.2%
Commissions	5.4%	3.8%

Total revenue	100.0%	100.0%
Operating expenses:
Compensation and employee services	33.8%	34.9%
Outside legal and other fees and services	16.8%	15.4%
Communications	4.0%	3.5%
Rent and occupancy	1.7%	1.3%
Other operating expenses	2.7%	2.6%
Depreciation	1.8%	1.6%

Total operating expenses	60.8%	59.3%

Income from operations	39.2%	40.7%
Other income and (expense):
Interest income	0.0%	0.1%
Interest expense	-0.3%	-0.4%

Income before income taxes	39.0%	40.4%
Provision for income taxes	15.2%	15.8%

Net income	23.8%	24.6%

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

Three Months Ended March 31, 2004 Compared To Three Months Ended March 31, 2003

Revenue

     Total revenue was $25.3 million for the three months ended March 31, 2004, an increase of $7.0 million or 38.3% compared to total revenue of $18.3 million for the three months ended March 31, 2003.

Income Recognized on Finance Receivables

     Income recognized on finance receivables was $23.9 million for the three months ended March 31, 2004, an increase of $6.3 million or 35.8% compared to income recognized on finance receivables of $17.6 million for the three months ended March 31, 2003. The majority of the increase was due to an increase in the Company’s cash collections on its owned defaulted consumer receivables to $35.5 million from $26.4 million, an increase of 34.5%. The Company’s amortization rate on owned portfolio for the three months ended March 31, 2004 was 32.7% while for the three months ended March 31, 2003 it was 33.2%. During the three months ended March 31, 2004, the Company acquired defaulted consumer receivables portfolios with an aggregate face value amount of $613.1 million at a cost of $15.0 million. During the three months ended March 31, 2003, the Company acquired defaulted consumer receivable portfolios with an aggregate face value of $831.4 million at a cost of $17.7 million. The Company’s relative cost basis of acquiring defaulted consumer receivable portfolios increased from 2.13% of face value for the three months ended March 31, 2003 to 2.46% of face value for the three months ended March 31, 2004.

Commissions

     Commissions were $1.4 million for the three months ended March 31, 2004, an increase of $659,000 or 94.4% compared to commissions of $698,000 for the three months ended March 31, 2003. Commissions increased as a result of a growing inventory of accounts.

Operating Expenses

     Total operating expenses were $15.4 million for the three months ended March 31, 2004, an increase of $4.5 million or 41.3% compared to total operating expenses of $10.9 million for the three months ended March 31, 2003. Total operating expenses, including compensation and employee services expenses, were 41.6% of cash receipts excluding sales for the three months ended March 31, 2004 compared with 40.1% for the same period in 2003.

Compensation and Employee Services

     Compensation and employee services expenses were $8.5 million for the three months ended March 31, 2004, an increase of $2.1 million or 32.8% compared to compensation and employee services expenses of $6.4 million for the three months ended March 31, 2003. Compensation and employee services expenses increased as total employees grew to 814 at March 31, 2004 from 688 at March 31, 2003. In addition, with the seasonally strong quarter, incentive compensation and bonuses increased 22% over the prior period. Compensation and employee services expenses as a percentage of cash receipts excluding sales decreased to 23.1% for the three months ended March 31, 2004 from 23.6% of cash receipts excluding sales for the same period in 2003.

Outside Legal and Other Fees and Services

     Outside legal and other fees and services expenses were $4.2 million for the three months ended March 31, 2004, an increase of $1.4 million or 50.0% compared to outside legal and other fees and services expenses of $2.8 million for the three months ended March 31, 2003. The increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth the Company experienced in its portfolio of defaulted consumer receivables, and a portfolio management strategy shift implemented in mid 2002. This strategy resulted in the Company referring to the legal suit process more unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections represented 26.3% of total cash collections for the three months ended March 31, 2003, up from 22.9% for the three months ended March 31, 2003. Total legal expenses for the three months ended March 31, 2004 were 34.5% of legal cash collections compared to 34.6% for the three months ended March 31, 2003.

Communications

     Communications expenses were $1.0 million for the three months ended March 31, 2004, an increase of $366,000 or 57.7% compared to communications expenses of $634,000 for the three months ended March 31, 2003. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 88.4% of this increase, while the remaining 11.6% is attributable to higher telephone expenses.

Rent and Occupancy

     Rent and occupancy expenses were $429,000 for the three months ended March 31, 2004, an increase of $184,000 or 75.1% compared to rent and occupancy expenses of $245,000 for the three months ended March 31, 2003. The increase was attributable to increased leased space due to the opening of a call center in Hampton,

Virginia and the increased space at the Company’s new Norfolk, VA location. The Hampton call center accounted for $59,000 of the increase and the Norfolk facility accounted for $110,000 of the increase. The remaining increase was attributable to increased utility charges resulting from the increased space in Norfolk and Hampton.

Other Operating Expenses

     Other operating expenses were $691,000 for the three months ended March 31, 2004, an increase of $218,000 or 46.1% compared to other operating expenses of $473,000 for the three months ended March 31, 2003. The increase was due to increases in repairs and maintenance, taxes, fees and licenses, insurance expenses and miscellaneous expenses. Repairs and maintenance expenses increased by $40,000, taxes fees and licenses expenses increased by $28,000, insurance expenses increased by $132,000 and miscellaneous expenses increased by $18,000.

Depreciation

     Depreciation expenses were $448,000 for the three months ended March 31, 2004, an increase of $148,000 or 49.3% compared to depreciation expenses of $300,000 for the three months ended March 31, 2003. The increase was attributable to continued capital expenditures on equipment, software and computers related to the Company’s growth and systems upgrades.

Interest Income

     Interest income was $4,000 for the three months ended March 31, 2004, a decrease of $16,000 compared to interest income of $20,000 for the three months ended March 31, 2003. This decrease is the result of investing in auction rate certificates in 2003 versus maintaining funds in the Company’s depository bank and earning fee credit offsets in 2004.

Interest Expense

     Interest expense was $69,000 for the three months ended March 31, 2004, a decrease of $7,000 or 9.2% compared to interest expense of $76,000 for the three months ended March 31, 2003. The decrease is due to a lower unused line fee under the new revolving credit arrangement.

Supplemental Performance Data

Owned Portfolio Performance:

The following table shows the Company’s portfolio buying activity by year, setting forth, among other things, the purchase price, actual cash collections and estimated remaining cash collections as of March 31, 2004.

($ in thousands)

			Estimated	Total	Total Estimated
		Actual Cash Collections	Remaining	Estimated	Collections to
Purchase Period	Purchase Price(1)	Including Cash Sales	Collections(2)	Collections(3)	Purchase Price(4)
1996	$3,080	$9,048	$183	$9,231	300%
1997	$7,685	$21,690	$389	$22,079	287%
1998	$11,122	$29,632	$1,335	$30,967	278%
1999	$18,912	$49,428	$5,401	$54,829	290%
2000	$25,069	$66,873	$16,327	$83,200	332%
2001	$33,502	$82,423	$32,681	$115,104	344%
2002	$42,576	$60,534	$67,653	$128,187	301%
2003	$62,275	$36,511	$119,264	$155,775	250%
2004	$15,091	$595	$36,006	$36,601	243%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized expenses, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and the Company. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(3)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(4)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

     When the Company acquires a portfolio of defaulted accounts, it generally does so with a forecast of future total estimated collections to purchase price paid of no more than 2.6 times. Only after the portfolio has established probable and estimable performance in excess of that projection will estimated remaining collections be increased. If actual cash collections are less than the original forecast, the Company moves aggressively to lower estimated remaining collections to appropriate levels.

     The following graph shows the Company’s purchase price in its owned portfolios by year beginning in 1996 and includes the year to date acquisition amount as of March 31, 2004. This purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized expenses, less the purchase price refunded by the seller due to the return of non-compliant accounts.

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

     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates the Company’s ability to realize significant multi-year cash collection streams on its owned pools as of March 31, 2004:

Cash Collections By Year, By Year of Purchase

($ in thousands)

Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	Total
1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$68	$8,987
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	298	$21,219
1998	11,122	—	—	3,776	6,807	6,398	5,152	3,948	2,797	691	$29,569
1999	18,912	—	—	—	5,138	13,069	12,090	9,598	7,336	1,504	$48,735
2000	25,068	—	—	—	—	6,894	19,498	19,478	16,628	3,914	$66,412
2001	33,502	—	—	—	—	—	13,048	28,820	28,003	7,051	$76,922
2002	42,576	—	—	—	—	—	—	15,084	36,258	9,203	$60,545
2003	62,275	—	—	—	—	—	—	—	24,308	12,203	$36,511
2004	15,091	—	—	—	—	—	—	—	—	595	$595

Total	$219,312	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$35,527	$349,495

     When the Company acquires a new pool of finance receivables, a 60 - 84 month projection of cash collections is created. The following chart shows the Company’s historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase.

Owned Portfolio Personnel Performance:

     The Company measures the productivity of each collector each month, breaking results into groups of similarly tenured collectors. The following three tables display various productivity measures tracked by the Company.

Collector by Tenure

Collector FTE at:	12/31/00	12/31/01	12/31/02	12/31/03	03/31/03	03/31/04
One year + [1]	109	151	210	241	218	274
Less than one year [2]	180	218	223	338	262	294
Total [2]	289	369	433	579	480	568

1 Calculated based on actual employees (collectors) with one year of service or more.

2 Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.

Monthly Cash Collections by Tenure 1

Average performance YTD	12/31/00	12/31/01	12/31/02	12/31/03	03/31/03	03/31/04
One year + [2]	$14,081	$15,205	$16,927	$18,158	$18,897	$18,322
Less than one year [3]	7,482	7,740	8,689	8,303	8,174	9,815

1 Cash collection numbers include only accounts assigned to collectors. Significant cash collections do occur on “unassigned” accounts.

2 Calculated using average YTD monthly cash collections of all collectors with one year or more of tenure.

3 Calculated using weighted average YTD monthly cash collections of all collectors with less than one year of tenure, including those in training.

YTD Cash Collections per Hour Paid 1

Average performance YTD	12/31/00	12/31/01	12/31/02	12/31/03	03/31/03	3/31/04
Total cash collections	$64.37	$77.20	$96.37	$108.27	$114.41	$117.76
Non-legal cash collections	$53.31	$66.87	$77.72	$80.10	$87.55	$85.56

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

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003
Balance at beginning of period	$92,568,557	$65,526,235
Acquisitions of finance receivables, net of buybacks (1)	14,678,341	17,649,590
Cash collections applied to principal (2)	(11,619,112)	(8,757,604)
Cost of finance receivables sold, net	—	—

Balance at end of period	$95,627,786	$74,418,221

Estimated Remaining Collections (“ERC”)(3)	$279,238,672	$237,557,760

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. The Company refers to repurchased accounts as buybacks.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on the Company’s owned portfolios. ERC is not a balance sheet item, however, it is provided here for informational purposes.

     The following tables categorize the Company’s owned portfolios as of March 31, 2004 into the major asset types and account types represented, respectively:

			Life to Date Purchased Face
	No. of		Value of Defaulted		Finance Receivables, net as of
Asset Type	Accounts	%	Consumer Receivables	%	March 31, 2004%
Visa/MasterCard/Discover	1,435,002	30.7%	$4,564,065,943	54.4%	$53,123,171	55.6%
Consumer Finance	2,116,106	45.3%	1,785,813,612	21.3%	12,010,725	12.6%
Private Label Credit Cards	1,073,756	23.0%	1,746,593,273	20.8%	28,535,656	29.8%
Auto Deficiency	46,639	1.0%	294,980,546	3.5%	1,958,234	2.0%

Total:	4,671,503	100.0%	$8,391,453,373	100.0%	$95,627,786	100.0%

          As shown in the following chart, as of March 31, 2004 a majority of the Company’s portfolios are secondary and tertiary accounts but it purchases or services accounts at any point in the delinquency cycle.

			Life to Date Purchased Face
			Value of Defaulted		Finance Receivables, net as of
Account Type	No. of Accounts	%	Consumer Receivables	%	March 31, 2004%
Fresh	171,741	3.7%	$551,026,153	6.6%	$6,939,116	7.3%
Primary	739,811	15.8%	2,031,272,728	24.2%	32,608,496	34.1%
Secondary	1,499,738	32.1%	2,943,215,249	35.0%	43,647,535	45.6%
Tertiary	1,988,605	42.6%	1,792,152,209	21.4%	9,819,778	10.3%
Other	271,608	5.8%	1,073,787,034	12.8%	2,612,861	2.7%

Total:	4,671,503	100.0%	$8,391,453,373	100.0%	$95,627,786	100.0%

     The Company also reviews the geographic distribution of accounts within a portfolio because it has found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into the Company’s maximum purchase price equation.

     As the following chart illustrates, as of March 31, 2004 the Company’s overall portfolio of defaulted consumer receivables is generally balanced geographically.

			Life to Date Purchased Face
	No. of		Value of Defaulted
Geographic Distribution	Accounts	%	Consumer Receivables	%
Texas	1,250,119	27%	$1,200,708,202	14%
California	360,673	8%	898,037,291	11%
Florida	261,139	6%	723,157,533	9%
New York	211,736	4%	642,564,097	8%
Pennsylvania	118,921	3%	307,738,980	4%
North Carolina	97,760	2%	249,204,764	3%
Illinois	143,455	3%	248,986,344	3%
New Jersey	84,043	2%	248,610,762	3%
Ohio	132,753	3%	238,291,338	3%
Georgia	86,627	2%	215,618,311	2%
Michigan	138,419	3%	211,478,570	2%
Massachusetts	82,034	2%	206,588,349	2%
Missouri	220,055	5%	177,077,718	2%
South Carolina	56,587	1%	151,352,663	2%
Arizona	53,116	1%	138,718,397	2%
Virginia	57,695	1%	136,421,261	2%
Tennessee	59,272	1%	136,418,396	2%
Maryland	48,907	1%	130,459,009	2%
Other	1,208,192	25%	2,130,021,387	24	%(1)

Total:	4,671,503	100%	$8,391,453,373	100%

(1)	Each state included in “Other” represents under 2% of the face value of total defaulted consumer receivables.

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

     The Company’s operating activities provided cash of $8.0 million and $4.3 million for the three months ended March 31, 2004 and 2003, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received for the period which increased from $4.5 million for the three months ended March 31, 2003 to $6.0 million for the three months ended March 31, 2004.

     The Company’s investing activities used cash of $3.9 million and $10.2 million during the three months ended March 31, 2004 and 2003, respectively. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, net of cash collections applied to principal on finance receivables.

     The Company’s financing activities provided cash of $671,000 and used cash of $9,000 during the three months ended March 31, 2004 and 2003, respectively. Cash used in financing activities is primarily driven by payments on long term debt and capital lease obligations. During 2004, the Company completed a financing arrangement with its main depository institution to finance equipment purchases at its newly leased Norfolk facilty.

     Cash paid for interest expenses was $69,000 and $74,000 for the three months ended March 31, 2004 and 2003, respectively. The interest expenses were paid for capital lease obligations and other long-term debt.

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

     This facility had no amounts outstanding at March 31, 2004.

          As of March 31, 2004 there are five loans outstanding. On July 20, 2000, PRA Holding I, entered into a credit facility for a $550,000 loan, for the purpose of purchasing a building and land in Hutchinson, Kansas. The loan bears interest at a variable rate based on LIBOR and consists of monthly principal payments for 60 months and a final installment of unpaid principal and accrued interest payable on July 21, 2005. On February 9, 2001, the Company entered into a commercial loan agreement in the amount of $107,000 in order to purchase equipment for its Norfolk, Virginia location. This loan bears interest at a fixed rate of 7.9% and matures on February 1, 2006. On February 20, 2002, PRA Holding I entered into an additional arrangement for a $500,000 commercial loan in order to finance construction of a parking lot at the Company’s Norfolk, Virginia location. This loan bears interest at a fixed rate of 6.47% and matures on September 1, 2007. On May 1, 2003, the Company entered into a commercial loan agreement in the amount of $975,000 to finance equipment purchases for its Hampton, Virginia location. This loan bears interest at a fixed rate of 4.25% and matures on May 1, 2008. On January 9, 2004, the Company entered into a commercial loan agreement in the amount of $750,000 to finance equipment purchases at its newly leased Norfolk facility. This loan bears interest at a fixed rate of 4.45% and matures on January 1, 2009.

Contractual Obligations

Obligations of the Company that exist as of March 31, 2004 are as follows:

		Payments due by period
		Less			More
		than 1	1 - 3	3 - 5	than 5
Contractual Obligations	Total	year	years	years	years
Operating Leases	$14,078,940	$1,421,429	$2,961,477	$3,102,941	$6,593,093
Long-Term Debt	2,519,962	596,751	1,923,211	—	—
Capital Lease Obligations	831,760	266,021	354,385	211,353	—
Forward Flow Contract	412,500	412,500	—	—	—
Purchase Commitments	1,599,000	1,599,000	—	—	—

Total	$19,442,162	$4,295,701	$5,239,074	$3,314,294	$6,593,093

Off Balance Sheet Arrangements

     The Company does not have any off balance sheet arrangements as defined by regulation S-K 303(a)(4).

Recent Accounting Pronouncements

     In October 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer.” This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. The SOP would require that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio’s remaining life. The SOP provides that previously issued annual financial statements would not need to be restated. Management is in the process of evaluating the application of this SOP.

     In March 2004, the Financial Accounting Standards Board issued an Exposure Draft on “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” This proposed Statement would neither change the accounting in FASB Statement No. 123, “Accounting for Stock-Based Compensation,” for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees nor change the accounting for stock ownership plans, which are subject to AICPA Statement of Position 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” The Board intends to reconsider the accounting for those transactions and plan in a later phase of its project on equity-based compensation. In this proposed Statement, the Board believes that employee services received in exchange for equity instruments give rise to recognizable compensation cost as the services are used in the issuing entity’s operations. In addition, the proposed Statement would require that public companies measure the compensation cost related to employee services received in exchange for equity instruments issued based on the grant-date fair value of those instruments. The Board will also consider other items such as streamlining volatility assumptions and addressing the fair value measurement models. Management will continue to assess the potential impact this statement will have on the Company; however, the Company has adopted SFAS 123 and currently expenses all equity-based compensation in the current period.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     The Company’s exposure to market risk relates to interest rate risk with its variable rate credit line. As of March 31, 2004, the Company had no variable rate debt outstanding on its revolving credit lines. The Company did have variable rate debt outstanding on its long-term debt collateralized by the Kansas real estate. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

31.2	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

(b)	Reports on Form 8-K.

Filed February 9, 2004, issuance of a quarterly earnings press release for the three and twelve months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTFOLIO RECOVERY ASSOCIATES, INC.
(Registrant)

Date: April 21, 2004	By:	/s/ Steven D. Fredrickson

Steven D. Fredrickson
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: April 21, 2004	By:	/s/ Kevin P. Stevenson

Kevin P. Stevenson
Chief Financial Officer, Executive Vice President,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)