Form 10-Q
period 2004-06-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2004-07-30
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES ☒       NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒       NO ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 27, 2004

Common Stock, $0.01 par value	15,335,706

PORTFOLIO RECOVERY ASSOCIATES, INC.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
June 30, 2004 and December 31, 2003
(unaudited)

	June 30,	December 31,
	2004	2003
Assets
Cash and cash equivalents	$42,351,771	$24,911,841
Finance receivables, net	96,270,285	92,568,557
Property and equipment, net	6,022,344	5,166,380
Deferred tax asset	—	2,009,426
Income tax receivable	147,522	351,861
Other assets	1,332,552	1,385,706

Total assets	$146,124,474	$126,393,771

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$1,049,386	$1,290,332
Accrued expenses	557,430	513,687
Accrued payroll and bonuses	3,404,431	3,233,409
Deferred tax liability	5,630,575	—
Long-term debt	2,173,546	1,656,972
Obligations under capital lease	678,473	551,325

Total liabilities	13,493,841	7,245,725
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000,000,issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000,000, issued and outstanding shares - 15,330,706 at June 30, 2004, and 15,294,676 at December 31, 2003	153,307	152,947
Additional paid in capital	96,838,828	96,117,932
Retained earnings	35,638,498	22,877,167

Total stockholders’ equity	132,630,633	119,148,046

Total liabilities and stockholders’ equity	$146,124,474	$126,393,771

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2004 and 2003
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenues:
Income recognized on finance receivables	$26,890,303	$20,618,193	$50,797,889	$38,236,016
Commissions	1,253,263	784,845	2,610,510	1,482,587

Total revenue	28,143,566	21,403,038	53,408,399	39,718,603
Operating expenses:
Compensation and employee services	9,211,032	7,678,853	17,748,291	14,071,905
Outside legal and other fees and services	5,449,950	3,276,513	9,691,251	6,093,861
Communications	810,794	666,733	1,818,299	1,300,377
Rent and occupancy	433,039	310,009	862,037	554,960
Other operating expenses	689,103	455,642	1,379,753	928,960
Depreciation	462,655	371,018	910,334	671,182

Total operating expenses	17,056,573	12,758,768	32,409,965	23,621,245

Income from operations	11,086,993	8,644,270	20,998,434	16,097,358
Other income and (expense):
Interest income	24,999	8,248	28,582	28,225
Interest expense	(67,681)	(83,291)	(137,068)	(159,237)

Income before income taxes	11,044,311	8,569,227	20,889,948	15,966,346
Provision for income taxes	4,294,088	3,324,454	8,128,617	6,223,325

Net income	$6,750,223	$5,244,773	$12,761,331	$9,743,021

Net income per common share
Basic	$0.44	$0.37	$0.83	$0.70
Diluted	$0.43	$0.33	$0.81	$0.62
Weighted average number of shares outstanding
Basic	15,322,337	14,240,782	15,313,111	13,892,891
Diluted	15,775,659	15,750,492	15,775,073	15,670,419

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(unaudited)

	2004	2003
Operating activities:
Net income	$12,761,331	$9,743,021
Adjustments to reconcile net income to cash provided by operating activities:
Increase in equity from vested options and warrants	247,031	181,998
Income tax benefit from stock option exercises	278,635	15,397,882
Depreciation	910,334	671,182
Deferred tax expense	7,640,001	(9,202,225)
Changes in operating assets and liabilities:
Other assets	53,154	(343,891)
Accounts payable	(240,946)	(8,838)
Income taxes	204,339	(3,059,285)
Accrued expenses	43,743	(384,813)
Accrued payroll and bonuses	171,022	(510,081)

Net cash provided by operating activities	22,068,644	12,484,950

Cash flows from investing activities:
Purchases of property and equipment	(1,469,388)	(1,742,590)
Acquisition of finance receivables, net of buybacks	(26,804,287)	(38,871,062)
Collections applied to principal on finance receivables	23,102,559	17,708,740

Net cash used in investing activities	(5,171,116)	(22,904,912)

Cash flows from financing activities:
Public offering costs	—	(386,445)
Proceeds from exercise of options and warrants	195,590	136,000
Proceeds from long-term debt	750,000	975,000
Payments on long-term debt	(233,426)	(111,220)
Payments on capital lease obligations	(169,762)	(152,744)

Net cash provided by financing activities	542,402	460,591

Net increase/(decrease) in cash and cash equivalents	17,439,930	(9,959,371)
Cash and cash equivalents, beginning of period	24,911,841	17,938,730

Cash and cash equivalents, end of period	$42,351,771	$7,979,359

Supplemental disclosure of cash flow information:
Cash paid for interest	$137,068	$156,136
Cash paid for income taxes	$—	$3,084,498
Noncash investing and financing activities:
Capital lease obligations incurred	$296,910	$193,681

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

The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2004, its results of operations for the three and six month periods ended June 30, 2004 and 2003, and its cash flows for the six month periods ended June 30, 2004 and 2003, respectively. The results of operations of the Company for the three and six month periods ended June 30, 2004 and 2003 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, filed for the year ended December 31, 2003.

2. Finance Receivables:

The Company accounts for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Static pools of relatively homogenous accounts are established. Once a static pool is established, the receivable accounts in the pool are not changed. Each static pool is recorded at cost which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Income on finance receivables is accrued monthly based on each static pool’s effective interest rate. This interest rate is estimated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. Monthly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, monthly cash flows that are less than the monthly accrual will accrete the carrying balance. Each pool is reviewed monthly and compared to the Company’s models to drive complete amortization of the carrying balance at the end of each pool’s life. The cost recovery method prescribed by Practice Bulletin 6 is used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. Additionally, a pool can become fully amortized (zero carrying balance on the Statement of Financial Position) while still generating cash collections. In this case, all cash collections are recognized as revenue when received

In the event that anticipated cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance. Accordingly, the Company does not maintain an allowance for credit losses.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company capitalizes certain fees paid to the third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. During the three and six months ended June 30, 2004, respectively, the Company capitalized $258,376 and $334,014 of these direct acquisition fees. During the three and six months ended June 30, 2003, respectively, the Company capitalized $582,214 and $812,557 of these direct acquisition fees. During the three and six months ended June 30, 2004, respectively, the Company amortized $291,930 and $570,405 of these direct acquisition fees. During the three and six months ended June 30, 2003, respectively, the Company amortized $285,313 and $554,709 of these direct acquisition fees. The balance of the unamortized capitalized fees at June 30, 2004 and 2003 was $1,035,153 and $1,279,284, respectively.

At June 30, 2004 the Company wrote-off $530,580 related to the capitalization of fees paid to third parties for address correction and other customer data associated with the acquisition of portfolios purchased over the past 5 years. As a result of a review of the company’s accounting, the company determined these capitalized acquisition fees should be expensed.

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

Gains on sale of finance receivables, representing the difference between the sales price and the unamortized value of the finance receivables sold, are recognized when finance receivables are sold.

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

Changes in finance receivables for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Balance at beginning of period	$95,627,786	$74,418,221	$92,568,557	$65,526,235
Acquisitions of finance receivables, net of buybacks	12,125,947	21,221,472	26,804,287	38,871,062
Cash collections	(38,373,751)	(29,569,329)	(73,900,448)	(55,944,756)
Income recognized on finance receivables	26,890,303	20,618,193	50,797,889	38,236,016

Cash collections applied to principal	(11,483,448)	(8,951,136)	(23,102,559)	(17,708,740)

Balance at end of period	$96,270,285	$86,688,557	$96,270,285	$86,688,557

At the time of acquisition, the life of each pool is generally set at between 60 and 84 months based upon the proprietary models of the Company. As of June 30, 2004 the Company has $96,270,285 in finance receivables included in the Statement of Financial Position. Based upon current projections, cash collections applied to principal will be as follows for the twelve months in the periods ending:

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

June 30, 2005	$32,186,971
June 30, 2006	29,093,156
June 30, 2007	20,334,032
June 30, 2008	10,635,992
June 30, 2009	3,555,955
June 30, 2010	382,905
June 30, 2011	81,274

$96,270,285

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

This facility had no amounts outstanding at June 30, 2004. As of June 30, 2004 the Company is in compliance with all of the covenants of this agreement.

4. Property and Equipment:

Property and equipment, at cost, consist of the following as of the dates indicated:

	June 30,	December 31,
	2004	2003
Software	$2,311,754	$2,030,403
Computer equipment	2,746,104	2,193,386
Furniture and fixtures	1,643,560	1,283,748
Equipment	1,777,954	1,602,547
Leasehold improvements	1,156,991	801,516
Building and improvements	1,138,924	1,138,924
Land	100,515	100,515
Less accumulated depreciation	(4,853,458)	(3,984,659)

Property and equipment, net	$6,022,344	$5,166,380

5. Stock-Based Compensation:

The Company has a stock option and restricted share plan. The Amended and Restated Portfolio Recovery 2002 Stock Option Plan and 2004 Restricted Stock Plan were approved by the Company’s shareholders at its Annual Meeting of Shareholders on May 12, 2004, enabling the Company to issue to its employees and directors restricted shares of stock, as well as stock options. Also, in connection with the reorganization of the Company’s initial public offering, all existing PRA warrants that were owned by certain individuals and entities were exchanged for an equal number of PRA Inc warrants. Prior to 2002, the Company accounted for stock compensation issued under the

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

recognition and measurement provisions of APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related Interpretations.

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

Stock Warrants

The PRA management committee was authorized to issue warrants to partners, employees or vendors to purchase membership units. Generally, warrants granted had a term between 5 and 7 years and vested within 3 years. Warrants had been issued at or above the fair market value on the date of grant. Warrants vest and expire according to terms established at the grant date. All outstanding warrants were issued to employees of the Company and are fully vested. During the three and six months ended June 30, 2004 and 2003, no warrants were issued.

The following summarizes all warrant related transactions from December 31, 2001 through June 30, 2004:

		Weighted
		Average
	Warrants	Exercise
	Outstanding	Price
December 31, 2001	2,195,000	$4.17
Granted	50,000	10.00
Exercised	(50,000)	4.20
Cancelled	(10,000)	4.20

December 31, 2002	2,185,000	4.30
Exercised	(2,026,000)	4.17
Cancelled	(51,500)	9.72

December 31, 2003	107,500	4.20
Exercised	(31,000)	4.20

June 30, 2004	76,500	$4.20

The following information is as of June 30, 2004:

	Warrants Outstanding			Warrants Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$4.20	76,500	1.77	$4.20	76,500	$4.20

Total at June 30, 2004	76,500	1.77	$4.20	76,500	$4.20

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Stock Options

The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 to enable the Company to issue restricted shares of stock to its employees and directors. The Plan, as amended (the “Amended Plan”) was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012. All options and restricted shares issued under the Plan vest ratably over 5 years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. As of June 30, 2004, 895,000 options have been granted under the Plan, of which 54,755 have been cancelled.

Options are expensed under SFAS 123 and are included in operating expenses as a component of compensation. The Company issued 0 and 20,000 options to non-employee directors during the three and six months ended June 30, 2004, respectively. All of the stock options which have been issued under the Plan were issued to employees of the Company except for 40,000 which were issued to non-employee directors.

The following summarizes all option related transactions from December 31, 2001 through June 30, 2004:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
December 31, 2001	—	$—
Granted	820,000	13.06
Cancelled	(12,150)	13.00

December 31, 2002	807,850	13.06
Granted	55,000	27.88
Exercised	(50,915)	13.00
Cancelled	(14,025)	13.00

December 31, 2003	797,910	14.09
Granted	20,000	28.79
Exercised	(5,030)	13.00
Cancelled	(28,580)	13.00

June 30, 2004	784,300	$14.51

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     The following information is as of June 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$13.00	694,300	5.2	$13.00	99,900	$13.00
$16.16	15,000	5.4	$16.16	3,000	$16.16
$26.81 - $29.79	75,000	6.2	$28.12	—	$—

Total at June 30, 2004	784,300	5.3	$14.51	102,900	$13.09

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

Restricted Stock

Restricted stock shares are permitted to be issued as an incentive to attract new employees and, effective commensurate with the meeting of shareholders held on May 12, 2004, are permitted to be issued to directors and existing employees. During the three and six months ended June 30, 2004, respectively, the Company issued 0 and 5,000 shares of restricted stock as inducements to individuals becoming employed by the Company. The terms of the restricted share awards are similar to those of the stock option awards, wherein the shares are issued at or above market values and vest ratably over 5 years. Restricted stock is expensed over its vesting period. The Company has issued 18,045 restricted stock shares as of June 30, 2004, none of which have vested. On July 20, 2004, the board of directors voted to allow the issuance of up to 55,200 shares of restricted stock to approximately 240 employees. Mssrs. Fredrickson, Stevenson, and Grube received no shares.

6. Commitments and Contingencies:

Employment Agreements:

The Company has employment agreements with all of its executive officers and with several members of its senior management group, the terms of which expire on March 31, 2005, December 31, 2005 or December 31, 2006. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

management goals. Estimated remaining compensation under these agreements is approximately $2,699,981. The agreements also contain confidentiality and non-compete provisions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

•	changes in the business practices of sellers of consumer receivables in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

•	changes in government regulations that affect the Company’s ability to collect sufficient amounts on its acquired or serviced receivables;

•	the Company’s ability to employ and retain qualified employees, especially collection personnel;

•	changes in the credit or capital markets, which affect the Company’s ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

•	the degree and nature of the Company’s competition; and

•	the risk factors listed from time to time in the Company’s filings with the Securities and Exchange Commission.

Results of Operations

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenues:
Income recognized on finance receivables	95.5%	96.3%	95.1%	96.3%
Commissions	4.5%	3.7%	4.9%	3.7%

Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	32.7%	35.9%	33.2%	35.4%
Outside legal and other fees and services	19.4%	15.3%	18.1%	15.3%
Communications	2.9%	3.1%	3.4%	3.3%
Rent and occupancy	1.5%	1.4%	1.6%	1.4%
Other operating expenses	2.4%	2.1%	2.6%	2.3%
Depreciation	1.6%	1.7%	1.7%	1.7%

Total operating expenses	60.6%	59.6%	60.7%	59.5%

Income from operations	39.4%	40.4%	39.3%	40.5%
Other income and (expense):
Interest income	0.1%	0.0%	0.1%	0.1%
Interest expense	-0.2%	-0.4%	-0.3%	-0.4%

Income before income taxes	39.2%	40.0%	39.1%	40.2%
Provision for income taxes	15.3%	15.5%	15.2%	15.7%

Net income	24.0%	24.5%	23.9%	24.5%

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

Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003

Revenue

     Total revenue was $28.1 million for the three months ended June 30, 2004, an increase of $6.7 million or 31.3% compared to total revenue of $21.4 million for the three months ended June 30, 2003.

Income Recognized on Finance Receivables

     Income recognized on finance receivables was $26.9 million for the three months ended June 30, 2004, an increase of $6.3 million or 30.6% compared to income recognized on finance receivables of $20.6 million for the three months ended June 30, 2003. The majority of the increase was due to an increase in the Company’s cash collections on its owned defaulted consumer receivables to $38.4 million from $29.6 million, an increase of 29.7%. The Company’s amortization rate on owned portfolio for the three months ended June 30, 2004 was 29.9% while for the three months ended June 30, 2003 it was 30.3%. During the three months ended June 30, 2004, the Company acquired defaulted consumer receivables portfolios with an aggregate face value amount of $1.5 billion at a cost of $12.9 million. During the three months ended June 30, 2003, the Company acquired defaulted consumer receivable portfolios with an aggregate face value of $698.3 million at a cost of $20.8 million. The Company’s relative cost basis of acquiring defaulted consumer receivable portfolios decreased from 2.98% of face value for the three months ended June 30, 2003 to 0.86% of face value for the three months ended June 30, 2004. In any period, the Company acquires defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. The Company may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on the Company’s particular buying activity in that period. During the three months ended June 30, 2004, the Company bought a higher concentration of older, lower priced portfolios which resulted in a lower purchase price when compared to the three months ended June 30, 2003. However, regardless of the average purchase price, the Company intends to target a similar internal rate of return in pricing its portfolio acquisitions, therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.

Commissions

     Commissions were $1.3 million for the three months ended June 30, 2004, an increase of $515,000 or 65.6% compared to commissions of $785,000 for the three months ended June 30, 2003. Commissions increased as a result of a growing inventory of accounts.

Operating Expenses

     Total operating expenses were $17.1 million for the three months ended June 30, 2004, an increase of $4.3 million or 33.6% compared to total operating expenses of $12.8 million for the three months ended June 30, 2003. Total operating expenses, including compensation and employee services expenses, were 43.0% of cash receipts excluding sales for the three months ended June 30, 2004 compared with 42.1% for the same period in 2003.

Compensation and Employee Services

     Compensation and employee services expenses were $9.2 million for the three months ended June 30, 2004, an increase of $1.5 million or 19.5% compared to compensation and employee services expenses of $7.7 million for the three months ended June 30, 2003. Compensation and employee services expenses increased as total employees grew to 851 at June 30, 2004 from 719 at June 30, 2003. Compensation and employee services expenses as a percentage of cash receipts excluding sales decreased to 23.1% for the three months ended June 30, 2004 from 25.3% of cash receipts excluding sales for the same period in 2003.

Outside Legal and Other Fees and Services

     Outside legal and other fees and services expenses were $5.5 million for the three months ended June 30, 2004, an increase of $2.2 million or 66.7% compared to outside legal and other fees and services expenses of $3.3 million for the three months ended June, 2003. Approximately $1.7 million of the increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth the Company experienced in its portfolio of defaulted consumer receivables, and a portfolio management strategy shift implemented in mid 2002. This strategy resulted in the Company referring to the legal suit process more previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections represented 28.9% of total cash collections for the three months ended June 30, 2004, up from 24.5% for the three months ended June 30, 2003. Total legal expenses for the three months ended June 30, 2004 were 33.1% of legal cash collections compared to 33.2% for the three months ended June 30, 2003. Legal fees and costs increased from $2.5 million for the three months ended June 30, 2003 to $3.8 million, or 52.0%, for the three months ended June 30, 2004. In addition, $531,000 was expensed during the three months ended June 30, 2004 related to the capitalization of fees paid to third parties for address correction and other customer data associated with the acquisition of portfolios purchased over the past 5 years. As a result of a review of the company’s accounting, the company determined these capitalized acquisition fees should be expensed.

Communications

     Communications expenses were $811,000 for the three months ended June 30, 2004, an increase of $144,000 or 21.6% compared to communications expenses of $667,000 for the three months ended June 30, 2003. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 88.8% of this increase, while the remaining 11.2% is attributable to higher telephone expenses.

Rent Occupancy

     Rent and occupancy expenses were $433,000 for the three months ended June 30, 2004, an increase of $123,000 or 39.7% compared to rent and occupancy expenses of $310,000 for the three months ended June 30, 2003. The increase was attributable to increased leased space at the Company’s new Norfolk, VA location which accounted for $110,000 of the increase. The remaining increase was attributable to increased utility charges resulting from the increased space in Norfolk.

Other Operating Expenses

     Other operating expenses were $689,000 for the three months ended June 30, 2004, an increase of $233,000 or 51.1% compared to other operating expenses of $456,000 for the three months ended June 30, 2003. The increase was due to increases in repairs and maintenance, insurance expenses, travel and meals and miscellaneous expenses. Repairs and maintenance expenses increased by $41,000, insurance expenses increased by $125,000, travel and meals increased by $25,000 and miscellaneous expenses increased by $42,000.

Depreciation

     Depreciation expenses were $463,000 for the three months ended June 30, 2004, an increase of $92,000 or 24.8% compared to depreciation expenses of $371,000 for the three months ended June 30, 2003. The increase was attributable to continued capital expenditures on equipment, software and computers related to the Company’s growth and systems upgrades.

Interest Income

     Interest income was $25,000 for the three months ended June 30, 2004, an increase of $17,000 compared to interest income of $8,000 for the three months ended June 30, 2003. This increase is the result of an increase in the average invested amount in auction rate certificates from $1.4 million for the three months ended June 30, 2003 to $10.3 million for the three months ended June 30, 2004.

Interest Expense

     Interest expense was $68,000 for the three months ended June 30, 2004, a decrease of $15,000 or 18.1% compared to interest expense of $83,000 for the three months ended June 30, 2003. The decrease is due to a lower unused line fee under the new revolving credit arrangement.

Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003

Revenue

     Total revenue was $53.4 million for the six months ended June 30, 2004, an increase of $13.7 million or 34.5% compared to total revenue of $39.7 million for the six months ended June 30, 2003.

Income Recognized on Finance Receivables

     Income recognized on finance receivables was $50.8 million for the six months ended June 30, 2004, an increase of $12.6 million or 33.0% compared to income recognized on finance receivables of $38.2 million for the six months ended June 30, 2003. The majority of the increase was due to an increase in the Company’s cash collections on its owned defaulted consumer receivables to $73.9 million from $55.9 million, an increase of 32.2%. The Company’s amortization rate on owned portfolio for the six months ended June 30, 2004 was 31.3% while for the six months ended June 30, 2003 it was 30.1%. During the six months ended June 30, 2004, the Company acquired defaulted consumer receivables portfolios with an aggregate face value amount of $2.10 billion at a cost of $27.9 million. During the six months ended June 30, 2003, the Company acquired defaulted consumer receivable portfolios with an aggregate face value of $1.53 billion at a cost of $38.5 million. The Company’s relative cost basis of acquiring defaulted consumer receivable portfolios decreased from 2.52% of face value for the six months ended June 30, 2003 to 1.33% of face value for the six months ended June 30, 2004. In any period, the Company acquires defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. The Company may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on the Company’s particular buying activity in that period. During the six months ended June 30, 2004, the Company bought a higher concentration of older, lower priced portfolios which resulted in a lower purchase price when compared to the six months ended June 30, 2003. However, regardless of the average purchase price, the Company intends to target a similar internal rate of return in pricing its portfolio acquisitions, therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.

Commissions

     Commissions were $2.6 million for the six months ended June 30, 2004, an increase of $1.1 million or 73.3% compared to commissions of $1.5 million for the six months ended June 30, 2003. Commissions increased as a result of a growing inventory of accounts.

Operating Expenses

     Total operating expenses were $32.4 million for the six months ended June 30, 2004, an increase of $8.8 million or 37.3% compared to total operating expenses of $23.6 million for the six months ended June 30, 2003. Total operating expenses, including compensation and employee services expenses, were 42.4% of cash receipts excluding sales for the six months ended June 30, 2004 compared with 41.1% for the same period in 2003.

Compensation and Employee Services

     Compensation and employee services expenses were $17.7 million for the six months ended June 30, 2004, an increase of $3.6 million or 25.5% compared to compensation and employee services expenses of $14.1 million for the six months ended June 30, 2003. Compensation and employee services expenses increased as total employees grew to 851 at June 30, 2004 from 719 at June 30, 2003. Compensation and employee services expenses as a percentage of cash receipts excluding sales decreased to 23.1% for the six months ended June 30, 2004 from 24.6% of cash receipts excluding sales for the same period in 2003.

Outside Legal and Other Fees and Services

     Outside legal and other fees and services expenses were $9.7 million for the six months ended June 30, 2004, an increase of $3.6 million or 59.0% compared to outside legal and other fees and services expenses of $6.1 million for the six months ended June 30, 2003. Approximately $3.1 million of the increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth the Company experienced in its portfolio of defaulted consumer receivables, and a portfolio management strategy shift implemented in mid 2002. This strategy resulted in the Company referring to the legal suit process previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations. Legal cash collections represented 27.7% of total cash collections for the six months ended June 30, 2004, up from 23.7% for the six months ended June 30, 2003. Total legal expenses for the six months ended June 30, 2004 were 33.7% of legal cash collections compared to 33.8% for the six months ended June 30, 2003. Legal fees and costs increased from $4.6 million for the six months ended June 30, 2003 to $7.1 million, or 54.3%, for the six months ended June 30, 2004. In addition, $531,000 was expensed during the six months ended June 30, 2004 related to the capitalization of fees paid to third parties for address correction and other customer data associated with the acquisition of portfolios purchased over the past 5 years. As a result of a review of the company’s accounting, the company determined these capitalized acquisition fees should be expensed.

Communications

     Communications expenses were $1.8 million for the six months ended June 30, 2004, an increase of $482,000 or 37.1% compared to communications expenses of $1.3 million for the six months ended June 30, 2003. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 88.5% of this increase, while the remaining 11.5% is attributable to higher telephone expenses.

Rent and Occupancy

     Rent and occupancy expenses were $862,000 for the six months ended June 30, 2004, an increase of $307,000 or 55.3% compared to rent and occupancy expenses of $555,000 for the six months ended June 30, 2003. The increase was attributable to increased leased space due to the opening of a call center in Hampton, Virginia in March 2003 and at the Company’s new Norfolk, VA location which opened in January 2004. The new Hampton call center accounted for $59,000 of the increase and the new Norfolk location accounted for $220,000 of the increase. The remaining increase was attributable to increased utility charges resulting from the increased space in Norfolk and Hampton.

Other Operating Expenses

     Other operating expenses were $1.4 million for the six months ended June 30, 2004, an increase of $451,000 or 48.5% compared to other operating expenses of $929,000 for the six months ended June 30, 2003. The increase was due to changes in taxes, fees and licenses, travel and meals, repairs and maintenance, insurance and miscellaneous expenses. Taxes, fees and licenses increased by $20,000, travel and meals increased by $19,000, repairs and maintenance expenses increased by $81,000, insurance expenses increased by $257,000 and miscellaneous expenses increased by $74,000.

Depreciation

     Depreciation expenses were $910,000 for the six months ended June 30, 2004, an increase of $239,000 or 35.6% compared to depreciation expenses of $671,000 for the six months ended June 30, 2003. The increase was attributable to continued capital expenditures on equipment, software and computers related to the Company’s growth and systems upgrades.

Interest Income

     Interest income was $29,000 for the six months ended June 30, 2004, an increase of $1,000 compared to interest income of $28,000 for the six months ended June 30, 2003. These amounts are the result of investing in tax-exempt auction rate certificates in 2004 and 2003.

Interest Expense

     Interest expense was $137,000 for the six months ended June 30, 2004, a decrease of $21,000 or 13.2% compared to interest expense of $159,000 for the six months ended June 30, 2003. The decrease is due to a lower unused line fee under the new revolving credit arrangement.

Supplemental Performance Data

Owned Portfolio Performance:

The following table shows the Company’s portfolio buying activity by year, setting forth, among other things, the purchase price, actual cash collections and estimated remaining cash collections as of June 30, 2004.

($ in thousands)

			Estimated	Total	Total Estimated
		Actual Cash Collections	Remaining	Estimated	Collections to
Purchase Period	Purchase Price(1)	Including Cash Sales	Collections(2)	Collections(3)	Purchase Price(4)
1996	$3,080	$9,115	$142	$9,257	301%
1997	$7,685	$21,945	$299	$22,245	289%
1998	$11,089	$30,212	$1,018	$31,230	282%
1999	$18,899	$50,920	$4,610	$55,530	294%
2000	$25,016	$70,359	$13,948	$84,307	337%
2001	$33,453	$89,213	$29,078	$118,291	354%
2002	$42,275	$69,617	$61,502	$131,118	310%
2003	$61,765	$48,885	$108,874	$157,759	255%
2004	$28,176	$4,842	$64,769	$69,611	247%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs , less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and the Company. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios. This estimate is derived from the Company’s level yield accounting model.

(3)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(4)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

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

     The following graph shows the Company’s purchase price in its owned portfolios by year beginning in 1996 and includes the year to date acquisition amount as of June 30, 2004. This purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs , less the purchase price refunded by the seller due to the return of non-compliant accounts.

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

     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates the Company’s ability to realize significant multi-year cash collection streams on its owned pools as of June 30, 2004:

Cash Collections By Year, By Year of Purchase

($ in thousands)

Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	Total
1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$135	$9,054
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	551	$21,472
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	1,274	$30,152
1999	18,899	—	—	—	5,138	13,069	12,090	9,598	7,336	2,997	$50,228
2000	25,016	—	—	—	—	6,894	19,498	19,478	16,628	7,400	$69,898
2001	33,453	—	—	—	—	—	13,048	28,831	28,003	13,840	$83,722
2002	42,275	—	—	—	—	—	—	15,073	36,258	18,286	$69,617
2003	61,765	—	—	—	—	—	—	—	24,308	24,577	$48,885
2004	28,176	—	—	—	—	—	—	—	—	4,842	$4,842

Total	$231,438	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$73,901	$387,869

     When the Company acquires a new pool of finance receivables, a 60 — 84 month projection of cash collections is created. The following chart shows the Company’s historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase, adjusted for buybacks.

Owned Portfolio Personnel Performance:

     The Company measures the productivity of each collector each month, breaking results into groups of similarly tenured collectors. The following three tables display various productivity measures tracked by the Company.

Collector by Tenure

Collector FTE at:	12/31/00	12/31/01	12/31/02	12/31/03	06/30/03	06/30/04
One year + [1]	109	151	210	241	227	299
Less than one year [2]	180	218	223	338	298	335
Total[2]	289	369	433	579	525	634

1 Calculated based on actual employees (collectors) with one year of service or more.

2 Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.

Monthly Cash Collections by Tenure 1

Average performance YTD	12/31/00	12/31/01	12/31/02	12/31/03	06/30/03	06/30/04
One year + [2]	$14,081	$15,205	$16,927	$18,158	$18,669	$17,926
Less than one year [3]	7,482	7,740	8,689	8,303	8,420	9,859

[1]	Cash collection numbers include only accounts assigned to collectors. Significant cash collections do occur on “unassigned” accounts.

[2]	Calculated using average YTD monthly cash collections of all collectors with one year or more of tenure.

[3]	Calculated using weighted average YTD monthly cash collections of all collectors with less than one year of tenure, including those in training.

YTD Cash Collections per Hour Paid 1

Average performance YTD	12/31/00	12/31/01	12/31/02	12/31/03	06/30/03	06/30/04
Total cash collections	$64.37	$77.20	$96.37	$108.27	$111.21	$118.49
Non-legal cash collections	$53.31	$66.87	$77.72	$80.10	$84.12	$84.57

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

Quarterly Cash Collections

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Balance at beginning of period	$95,627,786	$74,418,221	$92,568,557	$65,526,235
Acquisitions of finance receivables, net of buybacks (1)	12,125,947	21,221,472	26,804,287	38,871,062
Cash collections applied to principal (2)	(11,483,448)	(8,951,136)	(23,102,559)	(17,708,740)
Cost of finance receivables sold, net	—	—	—	—

Balance at end of period	$96,270,285	$86,688,557	$96,270,285	$86,688,557

Estimated Remaining Collections (“ERC”) (3)	$284,240,371	$267,154,592	$284,240,371	$267,154,592

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. The Company refers to repurchased accounts as buybacks.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on the Company’s owned portfolios. This estimate is derived from the Company’s level yield accounting model. ERC is not a balance sheet item, however, it is provided here for informational purposes.

     The following tables categorize the Company’s owned portfolios as of June 30, 2004 into the major asset types and account types represented, respectively:

			Life to Date Purchased Face
	No. of		Value of Defaulted Consumer		Finance Receivables, net as of
Asset Type	Accounts	%	Receivables(1)%		June 30, 2004%
Visa/MasterCard/Discover	2,074,353	38.7%	$5,936,504,989	60.1%	$57,721,874	60.0%
Consumer Finance	2,149,733	40.0%	1,819,833,254	18.4%	10,702,936	11.1%
Private Label Credit Cards	1,084,381	20.2%	1,751,593,439	17.7%	25,147,161	26.1%
Auto Deficiency	59,235	1.1%	371,979,557	3.8%	2,698,314	2.8%

Total:	5,367,702	100.0%	$9,879,911,239	100.0%	$96,270,285	100.0%

(1)	The Life to Date Purchased Face Value of Defaulted Consumer Receivables represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

     As shown in the following chart, as of June 30, 2004 a majority of the Company’s portfolios are secondary and tertiary accounts but it purchases or services accounts at any point in the delinquency cycle.

			Life to Date Purchased Face
			Value of Defaulted Consumer		Finance Receivables, net as of
Account Type	No. of Accounts	%	Receivables(1)%		June 30, 2004%
Fresh	171,741	3.2%	$551,026,153	5.6%	$5,957,963	6.2%
Primary	785,723	14.6%	2,186,573,227	22.1%	35,971,615	37.4%
Secondary	1,528,277	28.5%	3,007,574,962	30.4%	40,174,433	41.7%
Tertiary	2,506,775	46.7%	2,801,903,585	28.4%	11,648,050	12.1%
Other	375,186	7.0%	1,332,833,312	13.5%	2,518,224	2.6%

Total:	5,367,702	100.0%	$9,879,911,239	100.0%	$96,270,285	100.0%

(1)	The Life to Date Purchased Face Value of Defaulted Consumer Receivables represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

     The Company also reviews the geographic distribution of accounts within a portfolio because it has found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into the Company’s maximum purchase price equation.

     As the following chart illustrates, as of June 30, 2004 the Company’s overall portfolio of defaulted consumer receivables is generally balanced geographically.

			Life to Date Purchased Face
Geographic Distribution	No. of Accounts	%	Value of Defaulted Consumer Receivables(1)%
Texas	1,301,648	24%	$1,290,438,614	13%
California	397,677	7%	1,010,953,335	10%
Florida	289,920	5%	830,596,120	8%
New York	225,985	4%	684,214,497	7%
Pennsylvania	126,640	2%	330,177,790	3%
Illinois	180,262	3%	297,160,791	3%
Ohio	144,661	3%	267,909,628	3%
North Carolina	104,093	2%	267,419,477	3%
New Jersey	89,682	2%	267,002,875	3%
Georgia	93,052	2%	233,416,809	2%
Michigan	144,272	3%	225,168,031	2%
Massachusetts	89,386	2%	222,774,603	2%
Missouri	229,084	4%	191,199,265	2%
South Carolina	61,874	1%	165,633,146	2%
Arizona	58,936	1%	156,691,523	2%
Tennessee	65,539	1%	151,707,955	2%
Other	1,764,991	34%	3,287,446,780	33	% (2)

Total:	5,367,702	100%	$9,879,911,239	100%

(1)	The Life to Date Purchased Face Value of Defaulted Consumer Receivables represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

(2)	Each state included in “Other” represents under 2% of the face value of total defaulted consumer receivables.

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

     The Company’s operating activities provided cash of $22.1 million and $12.5 million for the six months ended June 30, 2004 and 2003, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received for the period which increased from $9.7 million for the six months ended June 30, 2003 to $12.8 million for the six months ended June 30, 2004. The change in tax related accounts accounted for $8.1 million and $3.1 million of the increase in operating cash flow for the six months ended June 30, 2004 and 2003, respectively. The remaining increase was due to changes in other accounts related to the operating activities of the Company.

     The Company’s investing activities used cash of $5.2 million and $22.9 million during the six months ended June 30, 2004 and 2003, respectively. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, net of cash collections applied to principal on finance receivables.

     The Company’s financing activities provided cash of $542,000 and $461,000 during the six months ended June 30, 2004 and 2003, respectively. Cash used in financing activities is primarily driven by payments on long term debt and capital lease obligations. During 2004, the Company completed a financing arrangement with its main depository institution to finance equipment purchases at its newly leased Norfolk facility.

     Cash paid for interest expenses was $137,000 and $156,000 for the six months ended June 30, 2004 and 2003, respectively. The interest expenses were paid for capital lease obligations and other long-term debt.

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

     This facility had no amounts outstanding at June 30, 2004.

     As of June 30, 2004 there are five loans outstanding. On July 20, 2000, PRA Holding I, entered into a credit facility for a $550,000 loan, for the purpose of purchasing a building and land in Hutchinson, Kansas. The loan bears interest at a variable rate based on LIBOR and consists of monthly principal payments for 60 months and a final installment of unpaid principal and accrued interest payable on July 21, 2005. On February 9, 2001, the Company entered into a commercial loan agreement in the amount of $107,000 in order to purchase equipment for its Norfolk, Virginia location. This loan bears interest at a fixed rate of 7.9% and matures on February 1, 2006. On February 20, 2002, PRA Holding I entered into an additional arrangement for a $500,000 commercial loan in order to finance construction of a parking lot at the Company’s Norfolk, Virginia location. This loan bears interest at a fixed rate of 6.47% and matures on September 1, 2007. On May 1, 2003, the Company entered into a commercial loan agreement in the amount of $975,000 to finance equipment purchases for its Hampton, Virginia location. This loan bears interest at a fixed rate of 4.25% and matures on May 1, 2008. On January 9, 2004, the Company entered into a commercial loan agreement in the amount of $750,000 to finance equipment purchases at its newly leased Norfolk facility. This loan bears interest at a fixed rate of 4.45% and matures on January 1, 2009.

Contractual Obligations

Obligations of the Company that exist as of June 30, 2004 are as follows:

	Payments due by period
		Less			More
		than 1	1 - 3	3 - 5	than 5
Contractual Obligations	Total	year	years	years	years
Operating Leases	$13,728,180	$1,445,000	$2,966,279	$3,122,229	$6,194,671
Long-Term Debt	2,233,416	596,195	1,637,221	—	—
Capital Lease Obligations	749,644	233,722	336,005	179,917	—
Forward Flow Contract	242,611	242,611	—	—	—
Purchase Commitments	461,250	461,250	—	—	—

Total	$17,415,101	$2,978,778	$4,939,505	$3,302,146	$6,194,671

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

        The Company’s exposure to market risk relates to interest rate risk with its variable rate credit line. As of June 30, 2004, the Company had no variable rate debt outstanding on its revolving credit lines. The Company did have variable rate debt outstanding on its long-term debt collateralized by the Kansas real estate. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.

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

PART II. OTHER INFORMATION

Item 4. Submission to a Vote of Security Holders.

        On May 12, 2004, the Company convened its Annual Meeting of Stockholders in Norfolk, Virginia. The matters voted on at the meeting were: (1) the election of two directors of the Company, each serving for a term of three years; (2) the approval of the Amended and Restated Portfolio Recovery Associates 2002 Stock Option Plan and 2004 Restricted Stock Plan; and (3) the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s accountants and independent auditors for the year ended December 31, 2004.

     The voting was as follows for the election of directors:

Election of Directors:	FOR	WITHHELD
William Brophey	14,216,962	124,791
David Roberts	12,675,211	1,666,542

     The voting was as follows for the approval of the Amended and Restated Portfolio Recovery Associates 2002 Stock Option Plan and 2004 Restricted Stock Plan:

Approval of Plans:	FOR	WITHHELD	ABSTAIN
2002 Stock Option Plan and the 2004 Restricted Stock Plan	12,318,589	441,096	5,512

     The voting was as follows for the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s accountants and independent auditors for the year ending December 31, 2004:

Ratification of independent accountants:	FOR	WITHHELD	ABSTAIN
PricewaterhouseCoopers LLP	13,965,025	376,163	565

     There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10.9	Amended and Restated Portfolio Recovery Associates, Inc. 2002 Stock Option Plan and 2004 Restricted Stock Plan.

31.1	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

31.2	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

(b)	Reports on Form 8-K.

Filed April 20, 2004, issuance of a quarterly earnings press release for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)
Date: July 30, 2004	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: July 30, 2004	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)