Form 10-Q
period 2004-09-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2004-10-25
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES [X]   NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [X]   NO [   ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 21, 2004

Common Stock, $0.01 par value	15,427,389

PORTFOLIO RECOVERY ASSOCIATES, INC.

INDEX

Page(s)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Financial Position (unaudited) as of September 30, 2004 and December 31, 2003	3
Consolidated Statements of Operations (unaudited) Three and nine months ended September 30, 2004 and 2003	4
Consolidated Statements of Cash Flows (unaudited) Nine months ended September 30, 2004 and 2003	5
Notes to Consolidated Financial Statements (unaudited)	6-14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-30
Item 3. Quantitative and Qualitative Disclosure About Market Risk	31
Item 4. Controls and Procedures	31
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	32
SIGNATURES	33

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
September 30, 2004 and December 31, 2003
(unaudited)

	September 30,	December 31,
	2004	2003
Assets
Cash and cash equivalents	$56,765,251	$24,911,841
Finance receivables, net	95,311,731	92,568,557
Property and equipment, net	6,033,162	5,166,380
Deferred tax asset	—	2,009,426
Income tax receivable	—	351,861
Other assets	827,002	1,385,706

Total assets	$158,937,146	$126,393,771

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$1,175,776	$1,290,332
Accrued expenses	1,213,432	513,687
Income taxes payable	147,729	—
Accrued payroll and bonuses	3,916,275	3,233,409
Deferred tax liability	9,719,605	—
Long-term debt	2,049,746	1,656,972
Obligations under capital lease	626,978	551,325

Total liabilities	18,849,541	7,245,725
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000,000, issued and outstanding shares - 15,352,475 at September 30, 2004, and 15,294,676 at December 31, 2003	153,525	152,947
Additional paid in capital	97,320,816	96,117,932
Retained earnings	42,613,264	22,877,167

Total stockholders’ equity	140,087,605	119,148,046

Total liabilities and stockholders’ equity	$158,937,146	$126,393,771

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2004 and 2003
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Revenues:
Income recognized on finance receivables	$27,069,524	$21,388,674	$77,867,413	$59,624,690
Commissions	1,216,054	784,411	3,826,564	2,266,998

Total revenue	28,285,578	22,173,085	81,693,977	61,891,688
Operating expenses:
Compensation and employee services	9,154,696	7,369,517	26,902,987	21,441,422
Outside legal and other fees and services	5,347,702	3,885,920	15,038,953	9,979,781
Communications	840,321	702,739	2,658,619	2,003,116
Rent and occupancy	434,541	317,300	1,296,577	872,260
Other operating expenses	648,512	392,872	2,028,266	1,321,832
Depreciation	487,757	383,071	1,398,091	1,054,253

Total operating expenses	16,913,529	13,051,419	49,323,493	36,672,664

Income from operations	11,372,049	9,121,666	32,370,484	25,219,024
Other income and (expense):
Interest income	77,259	586	105,841	28,811
Interest expense	(69,383)	(83,989)	(206,451)	(243,226)

Income before income taxes	11,379,925	9,038,263	32,269,874	25,004,609
Provision for income taxes	4,405,160	3,509,070	12,533,777	9,732,395

Net income	$6,974,765	$5,529,193	$19,736,097	$15,272,214

Net income per common share
Basic	$0.45	$0.36	$1.29	$1.07
Diluted	$0.44	$0.35	$1.25	$0.97
Weighted average number of shares outstanding
Basic	15,341,801	15,148,978	15,322,675	14,311,587
Diluted	15,831,660	15,750,647	15,793,935	15,697,162

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(unaudited)

	2004	2003
Operating activities:
Net income	$19,736,097	$15,272,214
Adjustments to reconcile net income to cash provided by operating activities:
Increase in equity from vested options and warrants	456,379	302,380
Income tax benefit from stock option exercises	437,514	15,397,882
Depreciation	1,398,091	1,054,253
Deferred tax expense (benefit)	11,729,031	(5,700,964)
Changes in operating assets and liabilities:
Other assets	558,704	(132,918)
Accounts payable	(114,556)	(209,162)
Income taxes	499,590	(2,793,528)
Accrued expenses	699,745	(149,447)
Accrued payroll and bonuses	682,866	(477,920)

Net cash provided by operating activities	36,083,461	22,562,790

Cash flows from investing activities:
Purchases of property and equipment	(1,967,964)	(2,129,692)
Acquisition of finance receivables, net of buybacks	(37,626,129)	(50,849,497)
Collections applied to principal on finance receivables	34,882,955	26,539,314

Net cash used in investing activities	(4,711,138)	(26,439,875)

Cash flows from financing activities:
Public offering costs	—	(386,963)
Proceeds from exercise of options and warrants	309,570	586,000
Proceeds from long-term debt	750,000	975,000
Payments on long-term debt	(357,226)	(196,884)
Payments on capital lease obligations	(221,257)	(228,439)

Net cash provided by financing activities	481,087	748,714

Net increase/(decrease) in cash and cash equivalents	31,853,410	(3,128,371)
Cash and cash equivalents, beginning of period	24,911,841	17,938,730

Cash and cash equivalents, end of period	$56,765,251	$14,810,359

Supplemental disclosure of cash flow information:
Cash paid for interest	$206,451	$240,503
Cash paid for income taxes	$280,642	$1,219,772
Noncash investing and financing activities:
Capital lease obligations incurred	$296,910	$362,813

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Business:

Portfolio Recovery Associates, LLC (“PRA”) was formed on March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA Inc completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of PRA were exchanged on a one to one basis for warrants and shares of a single class of common stock of PRA Inc. PRA Inc now owns all outstanding membership units of PRA and PRA Receivables Management, LLC (d/b/a Anchor Receivables Management) (“Anchor”). PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) purchases, collects and manages portfolios of defaulted consumer receivables. The defaulted consumer receivables the Company collects are either purchased from the sellers of finance receivables or are collected on behalf of clients on a commission fee basis. This is primarily accomplished by maintaining a staff of highly skilled collectors whose purpose is to locate and contact the customers and arrange payment or resolution of the debt. Secondarily, the Company has contracted with independent attorneys with which the Company can undertake legal action in order to satisfy the outstanding debt.

The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I and Anchor.

The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2004, its results of operations for the three and nine month periods ended September 30, 2004 and 2003, and its cash flows for the nine month periods ended September 30, 2004 and 2003, respectively. The results of operations of the Company for the three and nine month periods ended September 30, 2004 and 2003 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, filed for the year ended December 31, 2003.

2. Finance Receivables:

The Company accounts for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Static pools of relatively homogenous accounts are established. Once a static pool is established, the receivable accounts in the pool are not changed. Each static pool is recorded at cost which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Income on finance receivables is accrued monthly based on each static pool’s effective interest rate. This interest rate is estimated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. Monthly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, monthly cash flows that are less than the monthly accrual will accrete the carrying balance. Each pool is reviewed monthly and compared to the Company’s models to drive complete amortization of the carrying balance at the end of each pool’s life. The cost recovery method prescribed by Practice Bulletin 6 is used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. Additionally, a pool can become fully amortized (zero carrying balance on the Statement of Financial Position) while still generating cash collections. In this case, all cash collections are recognized as revenue when received.

In the event that anticipated cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance. Accordingly, the Company does not maintain an allowance for credit losses.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. During the three and nine months ended September 30, 2004, respectively, the Company capitalized $354,751 and $688,765 of these direct acquisition fees. During the three and nine months ended September 30, 2003, respectively, the Company capitalized $192,491 and $1,005,048 of these direct acquisition fees. During the three and nine months ended September 30, 2004, respectively, the Company amortized $163,906 and $734,312 of these direct acquisition fees. During the three and nine months ended September 30, 2003, respectively, the Company amortized $286,653 and $841,362 of these direct acquisition fees. The balance of the unamortized capitalized fees at September 30, 2004 and 2003, respectively, was $1,225,998 and $1,830,369. During 2004 the Company wrote-off $530,580 related to the capitalization of fees paid to third parties for address correction and other customer data associated with the acquisition of portfolios purchased over the past 5 years.

The agreements to purchase the aforementioned receivables typically include general representations and warranties from the sellers covering account holder death or bankruptcy and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days. Any funds received from the seller of finance receivables as a return of purchase price are referred to as buybacks. Buyback funds are simply applied against the finance receivable balance received and are not included in the Company’s cash collections from operations.

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

Changes in finance receivables for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Balance at beginning of period	$96,270,285	$86,688,557	$92,568,557	$65,526,235
Acquisitions of finance receivables, net of buybacks	10,821,842	11,978,443	37,626,129	50,849,497
Cash collections	(38,849,920)	(30,219,256)	(112,750,368)	(86,164,004)
Income recognized on finance receivables	27,069,524	21,388,674	77,867,413	59,624,690

Cash collections applied to principal	(11,780,396)	(8,830,582)	(34,882,955)	(26,539,314)

Balance at end of period	$95,311,731	$89,836,418	$95,311,731	$89,836,418

At the time of acquisition, the life of each pool is generally set at between 60 and 84 months based upon the proprietary models of the Company. As of September 30, 2004 the Company has $95,311,731 in finance receivables included in the Statement of Financial Position. Based upon current projections, cash collections applied to principal will be as follows for the twelve months in the periods ending:

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

September 30, 2005	$31,304,683
September 30, 2006	30,567,016
September 30, 2007	22,166,778
September 30, 2008	7,618,917
September 30, 2009	2,249,059
September 30, 2010	949,739
September 30, 2011	455,539

$95,311,731

3. Revolving Line of Credit:

The Company maintains a $25.0 million revolving line of credit pursuant to an agreement entered into on November 28, 2003. The credit facility bears interest at a spread of 2.50% over LIBOR and extends through November 28, 2004. The agreement calls for:

•	restrictions on monthly borrowings are limited to 20% of Estimated Remaining Collections;

•	a debt coverage ratio of a least 8.0 to 1.0 calculated on a rolling twelve-month average;

•	a debt to tangible net worth ratio of less than 0.40 to 1.00;

•	net income per quarter of at least $1.00, calculated on a consolidated basis, and;

•	restrictions on change of control.

This facility had no amounts outstanding at September 30, 2004. As of September 30, 2004 the Company is in compliance with all of the covenants of this agreement.

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

On May 1, 2003, the Company secured financing for its computer equipment purchases related to the Hampton, Virginia office opening. The computer equipment was financed with a commercial loan for $975,000 with a fixed rate of 4.25%. This loan is collateralized by computer equipment. Monthly payments are $18,096 and the loan matures on May 1, 2008.

On January 9, 2004, the Company entered into a commercial loan agreement in the amount of $750,000 to finance equipment purchases at its newly leased Norfolk facility. This loan bears interest at a fixed rate of 4.45%, matures on January 1, 2009 and is collateralized by the purchased equipment.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The loans are subject to the following covenants:

•	net worth greater than $20,000,000, and;

•	a cash flow coverage ratio of at least 1.5 to 1 calculated on a rolling twelve-month average.

5. Property and Equipment:

Property and equipment, at cost, consist of the following as of the dates indicated:

	September 30,	December 31,
	2004	2003
Software	$2,492,223	$2,030,403
Computer equipment	2,884,532	2,193,386
Furniture and fixtures	1,643,560	1,283,748
Equipment	1,827,358	1,602,547
Leasehold improvements	1,256,018	801,516
Building and improvements	1,138,924	1,138,924
Land	100,515	100,515
Less accumulated depreciation	(5,309,968)	(3,984,659)

Property and equipment, net	$6,033,162	$5,166,380

6. Stock-Based Compensation:

The Company has a stock option and restricted share plan. The Amended and Restated Portfolio Recovery 2002 Stock Option Plan and 2004 Restricted Stock Plan was approved by the Company’s shareholders at its Annual Meeting of Shareholders on May 12, 2004, enabling the Company to issue to its employees and directors restricted shares of stock, as well as stock options. Also, in connection with the IPO, all existing PRA warrants that were owned by certain individuals and entities were exchanged for an equal number of PRA Inc warrants. Prior to 2002, the Company accounted for stock compensation issued under the recognition and measurement provisions of APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related Interpretations.

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

Stock Warrants

The PRA management committee was authorized to issue warrants to partners, employees or vendors to purchase membership units. Generally, warrants granted had a term between 5 and 7 years and vested within 3 years. Warrants had been issued at or above the fair market value on the date of grant. Warrants vest and expire according to terms established at the grant date. All outstanding warrants were issued to employees of the Company and are fully vested. During the three and nine months ended September 30, 2004 and 2003, no warrants were issued.

Total equity-based compensation was $220,832 and $131,904 for the three months ended September 30, 2004 and 2003, respectively and $516,028 and $313,902 for the nine months ended September 30, 2004 and 2003, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following summarizes all warrant related transactions from December 31, 2001 through September 30, 2004:

		Weighted
		Average
	Warrants	Exercise
	Outstanding	Price
December 31, 2001	2,195,000	$4.17
Granted	50,000	10.00
Exercised	(50,000)	4.20
Cancelled	(10,000)	4.20

December 31, 2002	2,185,000	4.30
Exercised	(2,026,000)	4.17
Cancelled	(51,500)	9.72

December 31, 2003	107,500	4.20
Exercised	(46,500)	4.20

September 30, 2004	61,000	$4.20

The following information is as of September 30, 2004:

	Warrants Outstanding			Warrants Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$4.20	61,000	1.53	$4.20	61,000	$4.20

Total at September 30, 2004	61,000	1.53	$4.20	61,000	$4.20

Stock Options

The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 to enable the Company to issue restricted shares of stock to its employees and directors. The Amended Plan was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012. All options and restricted shares issued under the Amended Plan vest ratably over 5 years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. As of September 30, 2004, 895,000 options have been granted under the Amended Plan, of which 63,475 have been cancelled.

Options are expensed under SFAS 123 and are included in operating expenses as a component of compensation. The Company issued 0 and 20,000 options to non-employee directors during the three and nine months ended September 30, 2004, respectively. All of the stock options which have been issued under the Plan were issued to employees of the Company except for 40,000 which were issued to non-employee directors.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following summarizes all option related transactions from December 31, 2001 through September 30, 2004:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
December 31, 2001	—	$—
Granted	820,000	13.06
Cancelled	(12,150)	13.00

December 31, 2002	807,850	13.06
Granted	55,000	27.88
Exercised	(50,915)	13.00
Cancelled	(14,025)	13.00

December 31, 2003	797,910	14.09
Granted	20,000	28.79
Exercised	(8,790)	13.00
Cancelled	(37,300)	13.00

September 30, 2004	771,820	$14.53

The following information is as of September 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$13.00	681,820	5.0	$13.00	96,140	$13.00
$16.16	15,000	5.1	$16.16	3,000	$16.16
$26.81 - $29.79	75,000	6.0	$28.12	11,000	$27.88

Total at September 30, 2004	771,820	5.1	$14.53	110,140	$14.57

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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Utilizing these assumptions, each employee stock option granted in 2002 was valued at $2.71 per share and each director stock option granted in 2002 was valued at $3.37 per share. For stock options issued to employees in 2003, the per share values ranged between $5.80 and $6.25. Each director stock option granted in 2004 is valued between $2.62 and $2.92.

Restricted Stock

Restricted stock shares are permitted to be issued as an incentive to attract new employees and, effective commensurate with the meeting of shareholders held on May 12, 2004, are permitted to be issued to directors and existing employees as well. The terms of the restricted share awards are similar to those of the stock option awards, wherein the shares are issued at or above market values and vest ratably over 5 years. Restricted stock is expensed over its vesting period.

The following summarizes all restricted stock transactions from December 31, 2002 through September 30, 2004:

	Restricted	Weighted
	Shares	Average
	Outstanding	Price
December 31, 2002	—	$—
Granted	13,045	27.57

December 31, 2003	13,045	27.57
Granted	62,350	25.59
Vested	(2,509)	27.56
Cancelled	(1,000)	25.66

September 30, 2004	71,886	$25.88

7. Earnings per Share:

Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock warrants, stock options and restricted stock awards. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2004 and 2003:

	For the three months ended September 30,

		2004			2003
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$6,974,765	15,341,801	$0.45	$5,529,193	15,148,978	$0.36
Dilutive effect of stock warrants, options and restricted stock awards		489,859			601,669

Diluted EPS	$6,974,765	15,831,660	$0.44	$5,529,193	15,750,647	$0.35

	For the nine months ended September 30,

		2004			2003
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$19,736,097	15,322,675	$1.29	$15,272,214	14,311,587	$1.07
Dilutive effect of stock warrants, options and restricted stock awards		471,260			1,385,575

Diluted EPS	$19,736,097	15,793,935	$1.25	$15,272,214	15,697,162	$0.97

As of September 30, 2004 and 2003, there were 75,000 and 55,000 antidilutive options outstanding, respectively.

8. Commitments and Contingencies:

Employment Agreements:

The Company has employment agreements with all of its executive officers and with several members of its senior management group, the terms of which expire on March 31, 2005, December 31, 2005, 2006, or 2007. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Estimated future compensation under these agreements is approximately $4,539,440. The agreements also contain confidentiality and non-compete provisions. This amount also includes agreements signed on October 1, 2004 by the management of IGS Nevada.

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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Subsequent Event:

On October 1, 2004, the Company acquired the assets of IGS Nevada, Inc., a privately held company specializing in asset-location and debt resolution services. The transaction was completed at a price of $14 million, consisting of $12 million in cash and $2 million in PRA Inc common stock. The total purchase price could increase by $4 million, through contingent cash payments of $2 million each in 2005 and 2006, based upon the performance of PRA Location Services, LLC d/b/a IGS Nevada (“IGS Nevada”) during each of those two years. The business will operate under the name of PRA Location Services, LLC d/b/a IGS Nevada. IGS Nevada, Inc.’s founder and his top management team have signed long-term employment agreements and will continue to manage IGS Nevada. The Company secured a consent from its revolving line of credit holder related to this acquisition.

The common stock component of the purchase price resulted in the issuance of 69,914 shares of unregistered stock to the sole selling stockholder. The share count was determined by using a formula agreed to by both parties and contained within the asset purchase agreement. In addition, on October 1, 2004, 17,000 restricted stock shares were awarded to certain employees of IGS Nevada.

The Company obtained an independent valuation of the assets purchased. This valuation has determined that of the $14 million purchase price, $5.0 million is related to customer relationships, $1.8 million is related to non-compete agreements, $1.0 million is tangible net worth, with the remaining $6.2 million allocated to goodwill. The Company has accounted for the acquisition in accordance with FAS141, “Business Combinations” and will apply the provisions of FAS142, “Goodwill and Other Intangible Assets” to the acquired intangible assets.

10. Recent Accounting Pronouncements:

     In October 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer.” This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. The SOP would require that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio’s remaining life. The SOP provides that previously issued annual financial statements would not need to be restated. Historically, as the Company has applied the guidance of Practice Bulletin 6, the Company has moved yields both upward and downward as appropriate under that guidance. However, since the new SOP guidance does not permit yields to be lowered, it will increase the probability of impairment charges going forward.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     In March 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” This proposed Statement would neither change the accounting in FASB Statement No. 123, “Accounting for Stock-Based Compensation,” for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees nor change the accounting for stock ownership plans, which are subject to AICPA Statement of Position 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” The Board intends to reconsider the accounting for those transactions and plan in a later phase of its project on equity-based compensation. In this proposed Statement, the Board believes that employee services received in exchange for equity instruments give rise to recognizable compensation cost as the services are used in the issuing entity’s operations. In addition, the proposed Statement would require that public companies measure the compensation cost related to employee services received in exchange for equity instruments issued based on the grant-date fair value of those instruments. The Board will also consider other items such as streamlining volatility assumptions and addressing the fair value measurement models. On October 13, 2004, the FASB delayed the effective date to periods beginning after June 15, 2005, rather then January 1, 2005 as originally proposed. In addition, the FASB recently decided to include in the proposed statement two transition methods: one that provides for prospective treatment and one that provides for retrospective application. The FASB is expected to issue its final standard before December 31, 2004. Management will continue to assess the potential impact this statement will have on the Company; however, the Company has adopted SFAS 123 and currently expenses all equity-based compensation in the current period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

•	changes in the business practices of sellers of consumer receivables in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

•	changes in government regulations that affect the Company’s ability to collect sufficient amounts on its acquired or serviced receivables;

•	the Company’s ability to employ and retain qualified employees, especially collection personnel;

•	changes in the credit or capital markets, which affect the Company’s ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

•	the Company’s ability to comply with the provisions of the Sarbanes-Oxley Act of 2002;

•	the Company’s ability to integrate the acquisition of IGS Nevada;

•	the sufficiency of the Company’s funds generated from operations, existing cash and available borrowings to finance the Company’s current operations;

•	the degree and nature of the Company’s competition; and

•	the risk factors listed from time to time in the Company’s filings with the Securities and Exchange Commission.

Results of Operations

     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues:
Income recognized on finance receivables	95.7%	96.5%	95.3%	96.3%
Commissions	4.3%	3.5%	4.7%	3.7%

Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	32.4%	33.2%	32.9%	34.6%
Outside legal and other fees and services	18.9%	17.5%	18.4%	16.1%
Communications	3.0%	3.2%	3.3%	3.2%
Rent and occupancy	1.5%	1.5%	1.6%	1.4%
Other operating expenses	2.3%	1.8%	2.5%	2.2%
Depreciation	1.7%	1.7%	1.7%	1.7%

Total operating expenses	59.8%	58.9%	60.4%	59.2%

Income from operations	40.2%	41.1%	39.6%	40.8%
Other income and (expense):
Interest income	0.3%	0.0%	0.1%	0.0%
Interest expense	-0.2%	-0.4%	-0.3%	-0.4%

Income before income taxes	40.3%	40.7%	39.4%	40.4%
Provision for income taxes	15.6%	15.8%	15.3%	15.7%

Net income	24.7%	24.9%	24.1%	24.7%

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

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003

Revenue

     Total revenue was $28.3 million for the three months ended September 30, 2004, an increase of $6.1 million or 27.5% compared to total revenue of $22.2 million for the three months ended September 30, 2003.

Income Recognized on Finance Receivables

     Income recognized on finance receivables was $27.1 million for the three months ended September 30, 2004, an increase of $5.7 million or 26.6% compared to income recognized on finance receivables of $21.4 million for the three months ended September 30, 2003. The majority of the increase was due to an increase in the Company’s cash collections on its owned defaulted consumer receivables to $38.8 million from $30.2 million, an increase of 28.5%. The Company’s amortization rate on owned portfolio for the three months ended September 30, 2004 was 30.3% while for the three months ended September 30, 2003 it was 29.2%. During the three months ended September 30, 2004, the Company acquired defaulted consumer receivables portfolios with an aggregate face value amount of $564.9 million at a cost of $10.8 million. During the three months ended September 30, 2003, the Company acquired defaulted consumer receivable portfolios with an aggregate face value of $323.4 million at a cost of $11.8 million. The Company’s relative cost basis of acquiring defaulted consumer receivable portfolios decreased from 3.65% of face value for the three months ended September 30, 2003 to 1.91% of face value for the three months ended September 30, 2004. In any period, the Company acquires defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. The Company may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on the Company’s particular buying activity in that period. During the three months ended September 30, 2004, the Company bought a higher concentration of older, lower priced portfolios which resulted in a lower purchase price when compared to the three months ended September 30, 2003. However, regardless of the average purchase price, the Company intends to target a similar internal rate of return in pricing its portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.

Commissions

     Commissions were $1.2 million for the three months ended September 30, 2004, an increase of $416,000 or 53.1% compared to commissions of $784,000 for the three months ended September 30, 2003. Commissions increased as a result of increased liquidation rates on its inventory due to an improved client mix.

Operating Expenses

     Total operating expenses were $16.9 million for the three months ended September 30, 2004, an increase of $3.8 million or 29.0% compared to total operating expenses of $13.1 million for the three months ended September 30, 2003. Total operating expenses, including compensation and employee services expenses, were 42.2% of cash receipts excluding sales for the three months ended September 30, 2004 compared to 42.1% for the same period in 2003.

Compensation and Employee Services

     Compensation and employee services expenses were $9.2 million for the three months ended September 30, 2004, an increase of $1.8 million or 24.3% compared to compensation and employee services expenses of $7.4 million for the three months ended September 30, 2003. Compensation and employee services expenses increased as total employees grew to 891 at September 30, 2004 from 747 at September 30, 2003. Compensation and employee services expenses as a percentage of cash receipts excluding sales decreased to 22.8% for the three months ended September 30, 2004 from 23.6% of cash receipts excluding sales for the same period in 2003 as a result of increased collector productivity.

Outside Legal and Other Fees and Services

     Outside legal and other fees and services expenses were $5.3 million for the three months ended September 30, 2004, an increase of $1.4 million or 35.9% compared to outside legal and other fees and services expenses of $3.9 million for the three months ended September 30, 2003. Approximately $1.4 million of the increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth the Company experienced in its portfolio of defaulted consumer receivables and a portfolio management strategy shift implemented in mid 2002. This strategy resulted in the Company referring to the legal suit process more previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections represented 29.7% of total cash collections for the three months ended September 30, 2004 compared to 24.8% for the three months ended September 30, 2003. Total legal expenses for the three months ended September 30, 2004 were 36.8% of legal cash collections compared to 38.9% for the three months ended September 30, 2003. Legal fees and costs increased from $3.0 million for the three months ended September 30, 2003 to $4.4 million, or an increase of 46.7%, for the three months ended September 30, 2004.

Communications

     Communications expenses were $840,000 for the three months ended September 30, 2004, an increase of $137,000 or 19.5% compared to communications expenses of $703,000 for the three months ended September 30, 2003. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 62.8% of this increase, while the remaining 37.2% was attributable to higher telephone expenses.

Rent and Occupancy

     Rent and occupancy expenses were $435,000 for the three months ended September 30, 2004, an increase of $118,000 or 37.2% compared to rent and occupancy expenses of $317,000 for the three months ended September 30, 2003. The increase was attributable to increased leased space at the Company’s new Norfolk, VA location which accounted for $110,000 of the increase. The remaining increase was attributable to increased utility charges resulting from the increased space in Norfolk.

Other Operating Expenses

     Other operating expenses were $649,000 for the three months ended September 30, 2004, an increase of $256,000 or 65.1% compared to other operating expenses of $393,000 for the three months ended September 30, 2003. The increase was due to changes in insurance expenses, taxes, fees and licenses, and miscellaneous expenses. Insurance expenses increased by $149,000, taxes, fees and licenses increased by $140,000, and miscellaneous expenses decreased by $33,000.

Depreciation

     Depreciation expenses were $488,000 for the three months ended September 30, 2004, an increase of $105,000 or 27.4% compared to depreciation expenses of $383,000 for the three months ended September 30, 2003. The increase was attributable to continued capital expenditures on equipment, software and computers related to the Company’s growth and systems upgrades.

Interest Income

     Interest income was $77,000 for the three months ended September 30, 2004, an increase of $76,000 compared to interest income of $1,000 for the three months ended September 30, 2003. This increase is the result of an increase in the average invested amount in auction rate certificates from $0 for the three months ended September 30, 2003 to $21.0 million for the three months ended September 30, 2004.

Interest Expense

     Interest expense was $69,000 for the three months ended September 30, 2004, a decrease of $15,000 or 17.9% compared to interest expense of $84,000 for the three months ended September 30, 2003. The decrease is due to a lower unused line fee under the new revolving credit arrangement.

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003

Revenue

     Total revenue was $81.7 million for the nine months ended September 30, 2004, an increase of $19.8 million or 32.0% compared to total revenue of $61.9 million for the nine months ended September 30, 2003.

Income Recognized on Finance Receivables

     Income recognized on finance receivables was $77.9 million for the nine months ended September 30, 2004, an increase of $18.3 million or 30.7% compared to income recognized on finance receivables of $59.6 million for the nine months ended September 30, 2003. The majority of the increase was due to an increase in the Company’s cash collections on its owned defaulted consumer receivables to $112.8 million from $86.2 million, an increase of 30.9%. The Company’s amortization rate on owned portfolio for the nine months ended September 30, 2004 was 30.9% while for the nine months ended September 30, 2003 it was 30.8%. During the nine months ended September 30, 2004, the Company acquired defaulted consumer receivables portfolios with an aggregate face value amount of $2.67 billion at a cost of $38.7 million. During the nine months ended September 30, 2003, the Company acquired defaulted consumer receivable portfolios with an aggregate face value of $1.85 billion at a cost of $50.3 million.

The Company’s relative cost basis of acquiring defaulted consumer receivable portfolios decreased from 2.71% of face value for the nine months ended September 30, 2003 to 1.45% of face value for the nine months ended September 30, 2004. In any period, the Company acquires defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. The Company may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on the Company’s particular buying activity in that period. During the nine months ended September 30, 2004, the Company bought a higher concentration of older, lower priced portfolios which resulted in a lower purchase price when compared to the nine months ended September 30, 2003. However, regardless of the average purchase price, the Company intends to target a similar internal rate of return in pricing its portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.

Commissions

     Commissions were $3.8 million for the nine months ended September 30, 2004, an increase of $1.5 million or 65.2% compared to commissions of $2.3 million for the nine months ended September 30, 2003. Commissions increased as a result of a growing inventory of accounts.

Operating Expenses

     Total operating expenses were $49.3 million for the nine months ended September 30, 2004, an increase of $12.6 million or 34.3% compared to total operating expenses of $36.7 million for the nine months ended September 30, 2003. Total operating expenses, including compensation and employee services expenses, were 42.3% of cash receipts excluding sales for the nine months ended September 30, 2004 compared to 41.5% for the same period in 2003.

Compensation and Employee Services

     Compensation and employee services expenses were $26.9 million for the nine months ended September 30, 2004, an increase of $5.5 million or 25.7% compared to compensation and employee services expenses of $21.4 million for the nine months ended September 30, 2003. Compensation and employee services expenses increased as total employees grew to 891 at September 30, 2004 from 747 at September 30, 2003. Compensation and employee services expenses as a percentage of cash receipts excluding sales decreased to 23.0% for the nine months ended September 30, 2004 from 24.2% of cash receipts excluding sales for the same period in 2003.

Outside Legal and Other Fees and Services

     Outside legal and other fees and services expenses were $15.0 million for the nine months ended September 30, 2004, an increase of $5.0 million or 50.0% compared to outside legal and other fees and services expenses of $10.0 million for the nine months ended September 30, 2003. Approximately $3.9 million of the increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth the Company experienced in its portfolio of defaulted consumer receivables and a portfolio management strategy shift implemented in mid-2002. This strategy resulted in the Company referring to the legal suit process previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations. Legal cash collections represented 28.3% of total cash collections for the nine months ended September 30, 2004 compared to 24.7% for the nine months ended September 30, 2003. Total legal expenses for the nine months ended September 30, 2004 were 34.8% of legal cash collections compared to 35.7% for the nine months ended September 30, 2003. Legal fees and costs increased from $7.6 million for the nine months ended September 30, 2003 to $11.5 million, or an increase of 51.3%, for the nine months ended September 30, 2004. In addition, $531,000 was expensed during the nine months ended September 30, 2004 related to the capitalization of fees paid to third parties for address correction and other customer data associated with the acquisition of portfolios purchased over the past 5 years. As a result of a review of the company’s accounting, the company determined these capitalized acquisition fees should be expensed.

Communications

     Communications expenses were $2.7 million for the nine months ended September 30, 2004, an increase of $700,000 or 35.0% compared to communications expenses of $2.0 million for the nine months ended September 30, 2003. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 83.1% of this increase, while the remaining 16.9% was attributable to higher telephone expenses.

Rent and Occupancy

     Rent and occupancy expenses were $1.3 million for the nine months ended September 30, 2004, an increase of $430,000 or 49.4% compared to rent and occupancy expenses of $870,000 for the nine months ended September 30, 2003. The increase was attributable to increased leased space due to the opening of a call center in Hampton, Virginia in March 2003 and at the Company’s new Norfolk, VA location which opened in January 2004. The new Hampton call center accounted for $59,000 of the increase and the new Norfolk location accounted for $329,000 of the increase. The remaining increase was attributable to increased utility charges resulting from the increased space in Norfolk and Hampton.

Other Operating Expenses

     Other operating expenses were $2.0 million for the nine months ended September 30, 2004, an increase of $700,000 or 53.8% compared to other operating expenses of $1.3 million for the nine months ended September 30, 2003. The increase was due to changes in taxes, fees and licenses, repairs and maintenance, insurance and miscellaneous expenses. Taxes, fees and licenses increased by $160,000, repairs and maintenance expenses increased by $79,000, insurance expenses increased by $405,000 and miscellaneous expenses increased by $56,000.

Depreciation

     Depreciation expenses were $1.4 million for the nine months ended September 30, 2004, an increase of $300,000 or 27.3% compared to depreciation expenses of $1.1 million for the nine months ended September 30, 2003. The increase was attributable to continued capital expenditures on equipment, software and computers related to the Company’s growth and systems upgrades.

Interest Income

     Interest income was $106,000 for the nine months ended September 30, 2004, an increase of $77,000 compared to interest income of $29,000 for the nine months ended September 30, 2003. These amounts are the result of investing in tax-exempt auction rate certificates in 2004 and 2003.

Interest Expense

     Interest expense was $206,000 for the nine months ended September 30, 2004, a decrease of $37,000 or 15.2% compared to interest expense of $243,000 for the nine months ended September 30, 2003. The decrease is due to a lower unused line fee under the new revolving credit arrangement.

Supplemental Performance Data

Owned Portfolio Performance:

The following table shows the Company’s portfolio buying activity by year, setting forth, among other things, the purchase price, actual cash collections and estimated remaining cash collections as of September 30, 2004.

($ in thousands)

			Estimated	Total	Total Estimated
		Actual Cash Collections	Remaining	Estimated	Collections to
Purchase Period	Purchase Price(1)	Including Cash Sales	Collections(2)	Collections(3)	Purchase Price(4)
1996	$3,080	$9,192	$118	$9,309	302%
1997	$7,685	$22,198	$311	$22,509	293%
1998	$11,089	$30,684	$746	$31,430	283%
1999	$18,899	$52,273	$3,796	$56,069	297%
2000	$25,015	$73,778	$11,536	$85,315	341%
2001	$33,473	$95,588	$28,521	$124,109	371%
2002	$42,284	$78,399	$57,230	$135,629	321%
2003	$61,529	$61,574	$98,708	$160,282	261%
2004	$39,206	$10,289	$85,770	$96,059	245%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and the Company. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios. This estimate is derived from the Company’s level yield accounting model.

(3)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(4)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

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

     The following graph shows the Company’s purchase price in its owned portfolios by year beginning in 1996 and includes the year to date acquisition amount as of September 30, 2004. This purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts.

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

     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates the Company’s ability to realize significant multi-year cash collection streams on its owned pools as of September 30, 2004:

($ in thousands)

Cash Collections By Year, By Year of Purchase

Purchase	Purchase					Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	Total
1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$212	$9,131
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	799	$21,720
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	1,750	$30,628
1999	18,899	—	—	—	5,138	13,069	12,090	9,598	7,336	4,350	$51,581
2000	25,015	—	—	—	—	6,894	19,498	19,478	16,628	10,814	$73,312
2001	33,473	—	—	—	—	—	13,048	28,831	28,003	20,215	$90,097
2002	42,284	—	—	—	—	—	—	15,073	36,258	27,057	$78,388
2003	61,529	—	—	—	—	—	—	—	24,308	37,266	$61,574
2004	39,206	—	—	—	—	—	—	—	—	10,289	$10,289

Total	$242,260	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$112,752	$426,720

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

Collector by Tenure

Collector FTE at:	12/31/00	12/31/01	12/31/02	12/31/03	09/30/03	09/30/04
One year + [1]	109	151	210	241	233	300
Less than one year [2]	180	218	223	338	301	342
Total [2]	289	369	433	579	534	642

1 Calculated based on actual employees (collectors) with one year of service or more.

2 Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.

Monthly Cash Collections by Tenure 1

Average performance YTD	12/31/00	12/31/01	12/31/02	12/31/03	09/30/03	09/30/04
One year + [2]	$14,081	$15,205	$16,927	$18,158	$18,425	$17,497
Less than one year [3]	$7,482	$7,740	$8,689	$8,303	$8,494	$9,740

1 Cash collection numbers include only accounts assigned to collectors. Significant cash collections do occur on “unassigned” accounts.

2 Calculated using average YTD monthly cash collections of all collectors with one year or more of tenure.

3 Calculated using weighted average YTD monthly cash collections of all collectors with less than one year of tenure, including those in training.

YTD Cash Collections per Hour Paid 1

Average performance YTD	12/31/00	12/31/01	12/31/02	12/31/03	09/30/03	09/30/04
Total cash collections	$64.37	$77.20	$96.37	$108.27	$110.77	$117.85
Non-legal cash collections	$53.31	$66.87	$77.72	$80.10	$83.36	$83.32

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

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Balance at beginning of period	$96,270,285	$86,688,557	$92,568,557	$65,526,235
Acquisitions of finance receivables, net of buybacks(1)	10,821,842	11,978,443	37,626,129	50,849,497
Cash collections applied to principal(2)	(11,780,396)	(8,830,582)	(34,882,955)	(26,539,314)

Balance at end of period	$95,311,731	$89,836,418	$95,311,731	$89,836,418

Estimated Remaining Collections (“ERC”)(3)	$286,735,182	$269,925,459	$286,735,182	$269,925,459

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. The Company refers to repurchased accounts as buybacks.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on the Company’s owned portfolios. This estimate is derived from the Company’s level yield accounting model. ERC is not a balance sheet item; however, it is provided here for informational purposes.

     The following tables categorize the Company’s owned portfolios as of September 30, 2004 into the major asset types and account types represented, respectively:

			Life to Date Purchased Face
	No. of		Value of Defaulted Consumer		Finance Receivables, net as of
Asset Type	Accounts	%	Receivables (1)%		September 30, 2004%
Visa/MasterCard/Discover	2,316,764	39.9%	$6,370,431,928	61.0%	$58,956,527	61.9%
Consumer Finance	2,231,543	38.3%	1,865,349,210	17.9%	11,018,375	11.6%
Private Label Credit Cards	1,213,779	20.8%	1,832,531,484	17.5%	22,907,998	24.0%
Auto Deficiency	60,267	1.0%	376,476,448	3.6%	2,428,831	2.5%

Total:	5,822,353	100.0%	$10,444,789,070	100.0%	$95,311,731	100.0%

(1)	The Life to Date Purchased Face Value of Defaulted Consumer Receivables represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

          As shown in the following chart, as of September 30, 2004 a majority of the Company’s portfolios are secondary and tertiary accounts but it purchases or services accounts at any point in the delinquency cycle.

			Life to Date Purchased Face
			Value of Defaulted Consumer		Finance Receivables, net as of
Account Type	No. of Accounts	%	Receivables (1)%		September 30, 2004%
Fresh	173,679	3.0%	$566,347,968	5.4%	$6,040,708	6.3%
Primary	830,638	14.3%	2,229,106,782	21.3%	34,101,105	35.8%
Secondary	1,606,164	27.6%	3,113,649,710	29.8%	40,058,288	42.0%
Tertiary	2,637,205	45.3%	2,887,338,520	27.6%	11,395,904	12.0%
Other	574,667	9.8%	1,648,346,090	15.9%	3,715,726	3.9%

Total:	5,822,353	100.0%	$10,444,789,070	100.0%	$95,311,731	100.0%

(1)	The Life to Date Purchased Face Value of Defaulted Consumer Receivables represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

     The Company also reviews the geographic distribution of accounts within a portfolio because it has found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into the Company’s maximum purchase price equation.

     As the following chart illustrates, as of September 30, 2004 the Company’s overall portfolio of defaulted consumer receivables is generally balanced geographically.

			Life to Date Purchased Face
	No. of		Value of Defaulted
Geographic Distribution	Accounts	%	Consumer Receivables (1)%
Texas	1,524,259	26%	$1,538,010,796	15%
California	519,714	9%	1,286,405,838	12%
Florida	359,005	6%	985,298,231	9%
New York	261,842	4%	761,634,905	7%
Pennsylvania	146,167	3%	367,434,669	4%
Illinois	200,882	3%	328,771,944	3%
North Carolina	137,595	2%	324,791,308	3%
Ohio	165,803	3%	295,622,870	3%
New Jersey	101,129	2%	294,630,896	3%
Georgia	111,898	2%	263,374,315	3%
Massachusetts	113,927	2%	262,136,068	3%
Michigan	156,172	3%	244,619,443	2%
South Carolina	96,292	2%	218,971,939	2%
Missouri	238,379	4%	208,784,468	2%
Maryland	76,113	1%	183,329,417	2%
Tennessee	82,918	1%	182,477,641	2%
Other	1,530,258	27%	2,698,494,322	25	%(2)

Total:	5,822,353	100%	$10,444,789,070	100%

(1)	The Life to Date Purchased Face Value of Defaulted Consumer Receivables represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

(2)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

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

     The Company’s operating activities provided cash of $36.1 million and $22.6 million for the nine months ended September 30, 2004 and 2003, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received for the period which increased from $15.3 million for the nine months ended September 30, 2003 to $19.7 million for the nine months ended September 30, 2004. The change in tax related accounts accounted for $12.7 million and $6.9 million of the increase in operating cash flow for the nine months ended September 30, 2004 and 2003, respectively. The remaining increase was due to changes in other accounts related to the operating activities of the Company.

     The Company’s investing activities used cash of $4.7 million and $26.4 million during the nine months ended September 30, 2004 and 2003, respectively. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, net of cash collections applied to principal on finance receivables.

     The Company’s financing activities provided cash of $481,000 and $749,000 during the nine months ended September 30, 2004 and 2003, respectively. Cash used in financing activities is primarily driven by payments on long term debt and capital lease obligations. Cash is provided by proceeds from debt financing and stock option exercises.

     Cash paid for interest expenses was $206,000 and $241,000 for the nine months ended September 30, 2004 and 2003, respectively. The interest expenses were paid for capital lease obligations and other long-term debt.

               The Company maintains a $25.0 million revolving line of credit with RBC Centura Bank (“RBC”) pursuant to an agreement entered into on November 28, 2003. The credit facility bears interest at a spread of 2.50% over LIBOR and extends through November 28, 2004. The agreement provides for:

•	restrictions on monthly borrowings are limited to 20% of Estimated Remaining Collections;

•	a debt coverage ratio of at least 8.0 to 1.0 calculated on a rolling twelve-month average;

•	a debt to tangible net worth ratio of less than 0.40 to 1.00;

•	net income per quarter of at least $1.00, calculated on a consolidated basis; and

•	restrictions on change of control.

     This facility had no amounts outstanding at September 30, 2004.

               As of September 30, 2004 there are five loans outstanding. On July 20, 2000, PRA Holding I, entered into a credit facility for a $550,000 loan, for the purpose of purchasing a building and land in Hutchinson, Kansas. The loan bears interest at a variable rate based on LIBOR and consists of monthly principal payments for 60 months and a final installment of unpaid principal and accrued interest payable on July 21, 2005. On February 9, 2001, the Company entered into a commercial loan agreement in the amount of $107,000 in order to purchase equipment for its Norfolk, Virginia location. This loan bears interest at a fixed rate of 7.9% and matures on February 1, 2006. On February 20, 2002, PRA Holding I entered into an additional arrangement for a $500,000 commercial loan in order to finance construction of a parking lot at the Company’s Norfolk, Virginia location. This loan bears interest at a fixed rate of 6.47% and matures on September 1, 2007. On May 1, 2003, the Company entered into a commercial loan agreement in the amount of $975,000 to finance equipment purchases for its Hampton, Virginia location. This loan bears interest at a fixed rate of 4.25% and matures on May 1, 2008. On January 9, 2004, the Company entered into a commercial loan agreement in the amount of $750,000 to finance equipment purchases at its newly leased Norfolk facility. This loan bears interest at a fixed rate of 4.45% and matures on January 1, 2009. The loans are collateralized by the related asset and require the Company to maintain net worth greater than $20,000,000 and a cash flow coverage ratio of at least 1.5 to 1.0 calculated on a rolling twelve-month average.

Contractual Obligations

Obligations of the Company that exist as of September 30, 2004 are as follows:

		Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years
Operating Leases	$13,378,740	$1,464,288	$2,979,738	$3,143,937	$5,790,777
Long-Term Debt	2,221,291	865,133	1,005,888	350,270	—
Capital Lease Obligations	688,744	228,338	317,624	142,782	—
Purchase Commitments (1)	6,120,608	1,640,608	4,480,000	—	—
Employment Agreements	4,539,440	2,514,657	1,856,869	167,914	—

Total	$26,948,823	$6,713,024	$10,640,119	$3,804,903	$5,790,777

(1) – Of this amount, $4,000,000 represents the potential payout the Company will incur as additional purchase price in years 1-3 in association with the acquisition of the assets of IGS Nevada, Inc. The earn out provisions are defined in the asset purchase agreement.

Off Balance Sheet Arrangements

     The Company does not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934.

Recent Accounting Pronouncements

     In October 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer.” This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. The SOP would require that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio’s remaining life. The SOP provides that previously issued annual financial statements would not need to be restated. Historically, as the Company has applied the guidance of Practice Bulletin 6, the Company has moved yields both upward and downward as appropriate under that guidance. However, since the new SOP guidance does not permit yields to be lowered, it will increase the probability of impairment charges going forward.

     In March 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” This proposed Statement would neither change the accounting in FASB Statement No. 123, “Accounting for Stock-Based Compensation,” for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees nor change the accounting for stock ownership plans, which are subject to AICPA Statement of Position 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” The Board intends to reconsider the accounting for those transactions and plan in a later phase of its project on equity-based compensation. In this proposed Statement, the Board believes that employee services received in exchange for equity instruments give rise to recognizable compensation cost as the services are used in the issuing entity’s operations. In addition, the proposed Statement would require that public companies measure the compensation cost related to employee services received in exchange for equity instruments issued based on the grant-date fair value of those instruments. The Board will also consider other items such as streamlining volatility assumptions and addressing the fair value measurement models. On October 13, 2004, the FASB delayed the effective date to periods beginning after June 15, 2005, rather then January 1, 2005 as originally proposed. In addition, the FASB recently decided to include in the proposed statement two transition methods: one that provides for prospective treatment and one that provides for retrospective application. The FASB is expected to issue its final standard before December 31, 2004. Management will continue to assess the potential impact this statement will have on the Company; however, the Company has adopted SFAS 123 and currently expenses all equity-based compensation in the current period.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     The Company’s exposure to market risk relates to interest rate risk with its variable rate credit line. As of September 30, 2004, the Company had no variable rate debt outstanding on its revolving credit lines. The Company did have variable rate debt outstanding on its long-term debt collateralized by the Kansas real estate. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.

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

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting the Company’s management to material information relating to the Company required to be included in the Company’s Exchange Act reports.

     There have been no significant changes in the Company’s internal controls that could significantly affect the internal controls during the last quarter.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

31.2	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

(b)	Reports on Form 8-K.

Filed July 22, 2004, issuance of a quarterly earnings press release for the three months ended June 30, 2004.

Filed July 28, 2004, issuance of a press release concerning the appointment of a new director effective August 1, 2004.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)

Date: October 25, 2004	By:	/s/ Steven D. Fredrickson Steven D. Fredrickson
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: October 25, 2004	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial Officer, Executive Vice President,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)