Form 10-K
period 2004-12-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2005-03-15
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

YES ☑ NO ☐

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

YES ☑ NO ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 16, 2005 was $428,781,004.

     The number of shares of the registrant’s Common Stock outstanding as of February 16, 2005 was 15,504,210.

     Documents incorporated by reference: Portions of the Proxy Statement to be filed by April 30, 2005 for our 2005 Annual Meeting of Stockholders are incorporated by reference into Items 11, 12 and 13 of Part III of this Form 10-K.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

•	our ability to purchase defaulted consumer receivables at appropriate prices;

•	changes in the business practices of credit originators in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

•	changes in government regulations that affect our ability to collect sufficient amounts on our acquired or serviced receivables;

•	our ability to employ and retain qualified employees, especially collection personnel;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

•	the degree and nature of our competition;

•	our ability to comply with the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder;

•	our ability to successfully integrate our newly acquired subsidiary, IGS Nevada (“IGS”), into our business operations;

•	the sufficiency of our funds generated from operations, existing cash and available borrowings to finance our current operations; and

•	the risk factors listed from time to time in our filings with the Securities and Exchange Commission.

PART I

Item 1. Business.

General

     We are a full-service provider of outsourced receivables management and related services. We purchase, collect and manage portfolios of defaulted consumer receivables which includes providing collateral location services for credit originators and other debt owners. Defaulted consumer receivables are the unpaid obligations of individuals to credit originators, including banks, credit unions, consumer and auto finance companies, retail merchants and other providers of goods and services. We believe that the strengths of our business are our sophisticated approach to portfolio pricing and servicing, our emphasis on developing and retaining our collection personnel, our sophisticated collections systems and procedures and our relationships with many of the largest consumer lenders in the United States. Our proven ability to service defaulted consumer receivables allows us to offer debt owners a complete outsourced solution to address their defaulted consumer receivables. The defaulted consumer receivables we collect are generally either purchased from sellers of defaulted consumer debt or are collected on behalf of debt owners on a commission fee basis. On October 1, 2004, we acquired the assets of IGS Nevada, Inc., which specializes in the location of collateral, securing primarily automobile loans. We believe that this acquisition is highly complementary and inherently related to our collection activities and broadens the services we can offer to our clients. We intend to continue to build on our strengths and grow our business through the disciplined approach that has contributed to our success to date.

     We use the following terminology throughout our reports: “Cash Receipts” refers to all collections of cash, regardless of the source. “Cash Collections” refers to collections on our owned portfolios only, exclusive of commission income and sales of finance receivables. “Amortization Rate” refers to cash collections applied to principal as a percentage of total cash collections. “Cash Sales of Finance Receivables” refers to the sales of our owned portfolios. “Commissions” refers to fee income generated from our wholly-owned contingent fee and fee-for-service subsidiaries. Prior to our initial public offering on November 8, 2002 (our “IPO”), we were organized as a limited liability company with all income taxes charged to the partners of the partnership. Pro forma adjustments have been made to show the impact of corporate taxes for all periods prior to our conversion to a corporation.

     We specialize in receivables that have been charged-off by the credit originator. Since the credit originator and/or other debt servicing companies have unsuccessfully attempted to collect these receivables, we are able to purchase them at a substantial discount to their face value. From our 1996 inception through December 31, 2004, we acquired 514 portfolios with a face value of $11.1 billion for $265.8 million, or 2.39% of face value, representing more than 6.2 million customer accounts. The success of our business depends on our ability to purchase portfolios of defaulted consumer receivables at appropriate valuations and to collect on those receivables effectively and efficiently. To date, we have been able to collect at a rate of 2.5 to 3.0 times our purchase price for defaulted consumer receivables portfolios, as measured over a five to eight year period, which has enabled us to generate increasing profits and positive cash flow.

     We have achieved strong financial results since our formation, with cash collections growing from $10.9 million in 1998 to $153.4 million in 2004. Total revenue has grown from $6.8 million in 1998 to $113.4 million in 2004, a compound annual growth rate of 60%. Similarly, pro forma net income has grown from $402,000 in 1998 to net income of $27.5 million in 2004. Excluding the impact of proceeds from occasional portfolio sales, cash collections have increased every quarter since our formation.

     We were initially formed as Portfolio Recovery Associates, L.L.C., a Delaware limited liability company, on March 20, 1996. Prior to the formation of Portfolio Recovery Associates, Inc., members of our current management team played key roles in the development of a defaulted consumer receivables acquisition and divestiture operation for Household Recovery Services, a subsidiary of Household International, now owned by HSBC. In connection with our IPO, all of the membership units of Portfolio Recovery Associates, L.L.C. were exchanged, simultaneously with the effectiveness of our registration statement, for a single class of the common stock of Portfolio Recovery Associates, Inc., a new Delaware corporation formed on August 7, 2002. Accordingly, the members of Portfolio Recovery Associates, L.L.C. became the common stockholders of Portfolio Recovery Associates, Inc., which became the parent company of Portfolio Recovery Associates, L.L.C. and its subsidiaries.

Competitive Strengths

Complete Outsourced Solution for Debt Owners

     We offer debt owners a complete outsourced solution to address their defaulted consumer receivables. Depending on a debt owner’s timing and needs, we can either purchase their defaulted consumer receivables, providing immediate cash, or service those receivables on their behalf for either a fee-for-service or a commission fee based on a percentage of our collections. We can purchase or service receivables throughout the entire delinquency cycle, from receivables that have only been processed for collection internally by the debt owner to receivables that have been subject to multiple internal and external collection efforts. This flexibility helps us meet the needs of debt owners and allows us to become a trusted resource. Furthermore, our strength across multiple transaction and asset types provides the opportunity to cross-sell our services to debt owners, building on successful engagements. Our acquisition of IGS further broadens the services we can offer to debt owners to include skip tracing and asset location.

Disciplined and Proprietary Underwriting Process

     One of the key components of our growth has been our ability to price portfolio acquisitions at levels that have generated profitable returns on investment. To date, we have been able to collect at a rate of 2.5 to 3.0 times our purchase price for defaulted consumer receivables portfolios, as measured over a five to eight year period, which has enabled us to generate increasing profits and cash flow. In order to price portfolios and forecast the targeted collection results for a portfolio, we use two separate statistical models developed internally that may be supplemented with on-site due diligence of the debt owner’s collection process and loan files. One model analyzes the portfolio as one unit based on demographic comparisons while the second model analyzes each account in a portfolio using variables in a regression analysis. As we collect on our portfolios, the results are input back into the models in an ongoing process which we believe increases their accuracy. Through December 31, 2004 we have acquired 514 portfolios with a face value of $11.1 billion.

Ability to Hire, Develop and Retain Productive Collectors

     We place considerable focus on our ability to hire, develop and retain effective collectors who are key to our continued growth and profitability. Several large military bases and numerous telemarketing, customer service and reservation phone centers are located near our headquarters and regional offices in Virginia, providing access to a large pool of eligible personnel. The Hutchinson, Kansas and Las Vegas, Nevada areas also provide a sufficient potential workforce of eligible personnel. We have found that tenure is a primary driver of our collector effectiveness. We offer our collectors a competitive wage with the opportunity to receive unlimited incentive compensation based on performance, as well as an attractive benefits package, a comfortable working environment and the ability to work on a flexible schedule. Stock options were awarded to many of our collectors at the time of the initial public offering in 2002, and many tenured collectors were awarded nonvested shares in 2004. Most IGS employees were awarded nonvested shares at the time of our purchase of IGS in October 2004. We have a comprehensive six week training program for new owned portfolio collectors and provide continuing advanced training classes which are conducted in our four training centers. Recognizing the demands of the job, our management team has endeavored to create a professional and supportive environment for all of our employees.

Established Systems and Infrastructure

     We have devoted significant effort to developing our systems, including statistical models, databases and reporting packages, to optimize our portfolio purchases and collection efforts. In addition, our technology infrastructure is flexible, secure, reliable and redundant to ensure the protection of our sensitive data and to ensure minimal exposure to systems failure or unauthorized access. We believe that our systems and infrastructure give us meaningful advantages over our competitors. We have developed financial models and systems for pricing portfolio acquisitions, managing the collections process and monitoring operating results. We perform a static pool analysis monthly on each of our portfolios, inputting actual results back into our acquisition models, to enhance their accuracy. We monitor collection results continuously, seeking to identify and resolve negative trends immediately. Our comprehensive management reporting package is designed to fully inform our management team so that they may make timely operating decisions. This combination of hardware, software and proprietary modeling and systems has been developed by our management team through years of experience in this industry and we believe provides us with an important competitive advantage from the acquisition process all the way through collection operations.

Strong Relationships with Major Credit Originators

     We have done business with most of the top consumer lenders in the United States. We maintain an extensive marketing effort and our senior management team is in contact with known and prospective credit originators. We believe that we have earned a reputation as a reliable purchaser of defaulted consumer receivables portfolios and as responsible collectors. Furthermore, from the perspective of the selling credit originator, the failure to close on a negotiated sale of a portfolio consumes valuable time and expense and can have an adverse effect on pricing when the portfolio is re-marketed. We have never failed to close on a transaction. Similarly, if a credit originator sells a portfolio to a group that violates industry standard collecting practices, it can taint the reputation of the credit originator. We go to great lengths to collect from consumers in a responsible, professional and compliant manner. We believe our strong relationships with major credit originators provide us with access to quality opportunities for portfolio purchases and contingent fee collection placements.

Experienced Management Team

     We have an experienced management team with considerable expertise in the accounts receivable management industry. Prior to our formation, our founders played key roles in the development and management of a consumer receivables acquisition and divestiture operation of Household Recovery Services, a subsidiary of Household International, now owned by HSBC. As we have grown, the management team has been expanded with a group of successful, seasoned executives.

Risks Related to Our Business

     To the extent not described elsewhere in this Annual Report, the following are risks related to our business.

We may not be able to purchase defaulted consumer receivables at appropriate prices, and a decrease in our ability to purchase portfolios of receivables could adversely affect our ability to generate revenue

     If we are unable to purchase defaulted receivables from debt owners at appropriate prices, or one or more debt owners stop selling defaulted receivables to us, we could lose a potential source of income and our business may be harmed.

     The availability of receivables portfolios at prices which generate an appropriate return on our investment depends on a number of factors both within and outside of our control, including the following:

•	the continuation of current growth trends in the levels of consumer obligations;

•	sales of receivables portfolios by debt owners; and

•	competitive factors affecting potential purchasers and credit originators of receivables.

     Because of the length of time involved in collecting defaulted consumer receivables on acquired portfolios and the volatility in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner.

We may not be able to collect sufficient amounts on our defaulted consumer receivables to fund our operations

     Our business consists of acquiring and servicing receivables that consumers have failed to pay and that the credit originator has deemed uncollectible and has generally charged-off. The debt owners generally make numerous attempts to recover on their defaulted consumer receivables, often using a combination of in-house recovery efforts and third-party collection agencies. These defaulted consumer receivables are difficult to collect and we may not collect a sufficient amount to cover our investment associated with purchasing the defaulted consumer receivables and the costs of running our business.

We experience high employee turnover rates and we may not be able to hire and retain enough sufficiently trained employees to support our operations

     The accounts receivables management industry is very labor intensive and, similar to other companies in our industry, we typically experience a high rate of employee turnover. Our annual turnover rate, excluding those employees that do not complete our six week training program, was 46% in 2004. We compete for qualified personnel with companies in our industry and in other industries. Our growth requires that we continually hire and train new collectors. A higher turnover rate among our collectors will increase our recruiting and training costs and limit the number of experienced collection personnel available to service our defaulted consumer receivables. If this were to occur, we would not be able to service our defaulted consumer receivables effectively and this would reduce our ability to continue our growth and operate profitability.

We serve markets that are highly competitive, and we may be unable to compete with businesses that may have greater resources than we have

     We face competition in both of the markets we serve — owned portfolio and fee based accounts receivable management — from new and existing providers of outsourced receivables management services, including other purchasers of defaulted consumer receivables portfolios, third-party contingent fee collection agencies and debt owners that manage their own defaulted consumer receivables rather than outsourcing them. The accounts receivable management industry is highly fragmented and competitive, consisting of approximately 6,000 consumer and commercial agencies, most of which compete in the contingent fee business.

     We face bidding competition in our acquisition of defaulted consumer receivables and in our placement of fee based receivables, and we also compete on the basis of reputation, industry experience and performance. Some of our current competitors and possible new competitors may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories and more established relationships in our industry than we currently have. In the future, we may not have the resources or ability to compete successfully. As there are few significant barriers for entry to new providers of fee based receivables management services, there can be no assurance that additional competitors with greater resources than ours will not enter the market. Moreover, there can be no assurance that our existing or potential clients will continue to outsource their defaulted consumer receivables at recent levels or at all, or that we may continue to offer competitive bids for defaulted consumer receivables portfolios. If we are unable to develop and expand our business or adapt to changing market needs as well as our current or future competitors are able to do, we may experience reduced access to defaulted consumer receivables portfolios at appropriate prices and reduced profitability.

We may not be successful at acquiring receivables of new asset types or in implementing a new pricing structure

     We may pursue the acquisition of receivables portfolios of asset types in which we have little current experience. We may not be successful in completing any acquisitions of receivables of these asset types and our limited experience in these asset types may impair our ability to collect on these receivables. This may cause us to pay too much for these receivables and consequently, we may not generate a profit from these receivables portfolio acquisitions.

     In addition, we may in the future provide a service to debt owners in which debt owners will place consumer receivables with us for a specific period of time for a flat fee. This fee may be based on the number of collectors assigned to the collection of these receivables, the amount of receivables placed or other bases. We may not be successful in determining and implementing the appropriate pricing for this pricing structure, which may cause us to be unable to generate a profit from this business.

Our collections may decrease if certain types of bankruptcy filings involving liquidations increase

     Various economic trends may contribute to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings a debtor’s assets may be sold to repay creditors, but since the defaulted consumer receivables we service are generally unsecured we often would not be able to collect on those receivables. We cannot ensure that our collection experience would not decline with an increase in personal bankruptcy filings or a change in bankruptcy regulations or practices. If our actual collection experience with respect to a defaulted bankrupt consumer receivables portfolio is significantly lower than we projected when we purchased the portfolio, our financial condition and results of operations could deteriorate.

We may make acquisitions that prove unsuccessful or strain or divert our resources

     We intend to consider acquisitions of other companies in our industry that could complement our business, including the acquisition of entities offering greater access and expertise in other asset types and markets that are related but that we do not currently serve. We have little experience in completing acquisitions of other businesses. If we do acquire other businesses, we may not be able to successfully integrate these businesses with our own and we may be unable to maintain our standards, controls and policies. Further, acquisitions may place additional constraints on our resources by diverting the attention of our management from other business concerns. Through acquisitions, we may enter markets in which we have no or limited experience. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities, the incurrence of additional debt and amortization expenses of related intangible assets, all of which could reduce our profitability and harm our business.

The loss of IGS customers could negatively affect our operations

     On October 1, we acquired substantially all of the assets of IGS for consideration of $14 million. A significant portion of the valuation was tied to existing client relationships. Our customers, in general, may terminate their relationship with us on 90 days’ prior notice. In the event a customer or customers terminate or significantly cut back any relationship with us, it could reduce our profitability and harm our business and could potentially give rise to an impairment charge related to an intangible asset specifically ascribed to existing client relationships.

We may not be able to continually replace our defaulted consumer receivables with additional receivables portfolios sufficient to operate efficiently and profitably

     To operate profitably, we must continually acquire and service a sufficient amount of defaulted consumer receivables to generate revenue that exceeds our expenses. Fixed costs such as salaries and lease or other facility costs constitute a significant portion of our overhead and, if we do not continually replace the defaulted consumer receivables portfolios we service with additional portfolios, we may have to reduce the number of our collection personnel. We would then have to rehire collection staff as we obtain additional defaulted consumer receivables portfolios. These practices could lead to:

•	low employee morale;

•	fewer experienced employees;

•	higher training costs;

•	disruptions in our operations;

•	loss of efficiency; and

•	excess costs associated with unused space in our facilities.

     Furthermore, heightened regulation of the credit card and consumer lending industry or changing credit origination strategies may result in decreased availability of credit to consumers, potentially leading to a future reduction in defaulted consumer receivables available for purchase from debt owners. We cannot predict how our ability to identify and purchase receivables and the quality of those receivables would be affected if there is a shift in consumer lending practices, whether caused by changes in the regulations or accounting practices applicable to debt owners, a sustained economic downturn or otherwise.

We may not be able to manage our growth effectively

     We have expanded significantly since our formation and we intend to maintain our growth focus. However, our growth will place additional demands on our resources and we cannot ensure that we will be able to manage our growth effectively. In order to successfully manage our growth, we may need to:

•	expand and enhance our administrative infrastructure;

•	continue to improve our management, financial and information systems and controls; and

•	recruit, train, manage and retain our employees effectively.

     Continued growth could place a strain on our management, operations and financial resources. We cannot ensure that our infrastructure, facilities and personnel will be adequate to support our future operations or to effectively adapt to future growth. If we cannot manage our growth effectively, our results of operations may be adversely affected.

Our operations could suffer from telecommunications or technology downtime or increased costs

     Our success depends in large part on sophisticated telecommunications and computer systems. The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty or operating malfunction, could disrupt our operations. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to access, maintain and expand the databases we use for our collection activities. Any failure of our information systems or software and our backup systems would interrupt our business operations and harm our business. Our headquarters are located in a region that is susceptible to hurricane damage, which may increase the risk of disruption of information systems and telephone service for sustained periods.

     Further, our business depends heavily on services provided by various local and long distance telephone companies. A significant increase in telephone service costs or any significant interruption in telephone services could reduce our profitability or disrupt our operations and harm our business.

We may not be able to successfully anticipate, manage or adopt technological advances within our industry

     Our business relies on computer and telecommunications technologies and our ability to integrate these technologies into our business is essential to our competitive position and our success. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles. We may not be successful in anticipating, managing or adopting technological changes on a timely basis.

     While we believe that our existing information systems are sufficient to meet our current demands and continued expansion, our future growth may require additional investment in these systems. We depend on having the capital resources necessary to invest in new technologies to acquire and service defaulted consumer receivables. We cannot ensure that adequate capital resources will be available to us at the appropriate time.

Our senior management team is important to our continued success and the loss of one or more members of senior management could negatively affect our operations

     The loss of the services of one or more of our key executive officers or key employees could disrupt our operations. We have employment agreements with Steve Fredrickson, our president, chief executive officer and chairman of our board of directors, Kevin Stevenson, our executive vice president and chief financial officer, Craig Grube, our executive vice president of portfolio acquisitions, and most of our other senior executives. The current agreements contain non-compete provisions that survive termination of employment. However, these agreements do not and will not assure the continued services of these officers and we cannot ensure that the non-compete provisions will be enforceable. Our success depends on the continued service and performance of our key executive officers, and we cannot guarantee that we will be able to retain those individuals. The loss of the services of Mr. Fredrickson, Mr. Stevenson, Mr. Grube or one or more of our other key executive officers could seriously impair our ability to continue to acquire or collect on defaulted consumer receivables and to manage and expand our business. Under one of our credit agreements, if both Mr. Fredrickson and Mr. Stevenson cease to be president and chief financial officer, respectively, it would constitute a default unless we have a replacement acceptable to our lenders within ten days. We maintain key man life insurance on Mr. Fredrickson.

Our ability to recover and enforce our defaulted consumer receivables may be limited under federal and state laws

     Federal and state laws may limit our ability to recover and enforce our defaulted consumer receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit issuers may preclude us from collecting on defaulted consumer receivables we purchase if the credit issuer previously failed to comply with applicable laws in generating or servicing those receivables. Collection laws and regulations also directly apply to our business. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on consumer credit receivables. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on our defaulted consumer receivables and may harm our business. In addition, federal and state governmental bodies are considering, and may consider in the future, other legislative proposals that would regulate the collection of our defaulted consumer receivables. Additionally, new tax law changes such as Internal Revenue Code Section 6050P (requiring 1099-C returns to be filed on discharge of indebtedness in excess of $600.00) could negatively impact our ability to collect or cause us to incur additional expenses. Although we cannot predict if or how any future legislation would impact our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on our defaulted consumer receivables, which could reduce our profitability and harm our business.

Our ability to recover on portfolios of bankrupt consumer receivables may be impacted by changes in federal laws or the change in administrative practices of the various bankruptcy courts

     We recover on consumer receivables that have filed for bankruptcy protection under available U.S. bankruptcy legislation. We recover on consumer receivables that have filed for bankruptcy protection after we acquired them, and we also purchase accounts that are currently in bankruptcy proceedings. If this legislation is amended, or the process in which the various bankruptcy courts administer bankruptcy plans is changed, our ability to recover on bankrupt consumer receivables may be negatively affected.

We utilize the interest method of revenue recognition for determining our income recognized on finance receivables, which is based on an analysis of projected cash flows that may prove to be less than anticipated and could lead to reductions in future revenues or impairment charges

     We utilize the interest method to determine income recognized on finance receivables. Under this method, static pools of receivables we acquire are modeled upon their projected cash flows. A yield is then established which, when applied to the unamortized purchase price of the receivables, results in the recognition of income at a constant yield relative to the remaining balance in the pool of defaulted consumer receivables. Each static pool is analyzed monthly to assess the actual performance compared to that expected by the model. If the accuracy of the modeling process deteriorates or there is a decline in anticipated cash flows, we would suffer reductions in future revenues or a decline in the carrying value of our receivables portfolios or impairment charges, which in any case would result in lower earnings in future periods and could negatively impact our stock price.

We may be required to incur impairment charges as a result of the application of the new American Institute of Certified Public Accountants Statement of Position 03-03

     In October 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer.” The SOP provides guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004 and amends Practice Bulletin 6 which remains in effect for loans acquired prior to the SOP effective date. The SOP limits the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. The SOP requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, effective January 1, 2005, the carrying value of a portfolio will be written down to maintain the then-current IRR. The SOP also amends Practice Bulletin 6 in a similar manner and applies to all loans acquired prior to January 1, 2005. Increases in expected future cash flows can be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increased yield then becomes the new benchmark for impairment testing. The SOP provides that previously issued annual financial statements would not need to be restated. Historically, as we have applied the guidance of Practice Bulletin 6, we have moved yields upward and downward as appropriate under that guidance. However, since the new SOP guidance does not permit yields to be lowered, under either the revised Practice Bulletin 6 or SOP 03-03, it will increase the probability of us having to incur impairment charges in the future, which could reduce our profitability in a given period and could negatively impact our stock price.

We incur increased costs as a result of recently enacted and proposed changes in laws and regulations

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and by the Nasdaq Stock Market, have resulted in increased costs to us as we evaluate the implications of any new rules and respond to and implement their requirements. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we will incur or the timing of such costs.

The future impact on us of Section 404 of the Sarbanes-Oxley Act of 2002 relating to financial controls is unclear at this time

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report by management on the company’s internal control over financial reporting in our annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. As is the case with many public companies, at this time the long-term impact of Section 404 on us is unclear. In the future, if we are unable to comply with the requirements of Section 404 in a timely manner, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our internal controls over financial reporting, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

The market price of our shares of common stock could fluctuate significantly

     Wide fluctuations in the trading price or volume of our shares of common stock could be caused by many factors, including factors relating to our company or to investor perception of our company (including changes in financial estimates and recommendations by research analysts), but also factors relating to (or relating to investor perception of) the accounts receivable management industry or the economy in general.

Our certificate of incorporation, by-laws and Delaware law contain provisions that may prevent or delay a change of control or that may otherwise be in the best interest of our stockholders

     Our certificate of incorporation and by-laws contain provisions that may make it more difficult, expensive or otherwise discourage a tender offer or a change in control or takeover attempt by a third-party, even if such a transaction would be beneficial to our stockholders. The existence of these provisions may have a negative impact on the price of our common stock by discouraging third-party investors from purchasing our common stock. In particular, our certificate of incorporation and by-laws include provisions that:

•	classify our board of directors into three groups, each of which, after an initial transition period, will serve for staggered three-year terms;

•	permit a majority of the stockholders to remove our directors only for cause;

•	permit our directors, and not our stockholders, to fill vacancies on our board of directors;

•	require stockholders to give us advance notice to nominate candidates for election to our board of directors or to make stockholder proposals at a stockholders’ meeting;

•	permit a special meeting of our stockholders be called only by approval of a majority of the directors, the chairman of the board of directors, the chief executive officer, the president or the written request of holders owning at least 30% of our common stock;

•	permit our board of directors to issue, without approval of our stockholders, preferred stock with such terms as our board of directors may determine;

•	permit the authorized number of directors to be changed only by a resolution of the board of directors; and

•	require the vote of the holders of a majority of our voting shares for stockholder amendments to our by-laws.

     In addition, we are subject to Section 203 of the Delaware General Corporation Law which provides certain restrictions on business combinations between us and any party acquiring a 15% or greater interest in our voting stock other than in a transaction approved by our board of directors and, in certain cases, by our stockholders. These provisions of our certificate of incorporation and by-laws and Delaware law could delay or prevent a change in control, even if our stockholders support such proposals. Moreover, these provisions could diminish the opportunities for stockholders to participate in certain tender offers, including tender offers at prices above the then-current market value of our common stock, and may also inhibit increases in the trading price of our common stock that could result from takeover attempts or speculation.

Portfolio Acquisitions

     Our portfolio of defaulted consumer receivables includes a diverse set of accounts that can be categorized by asset type, age and size of account, level of previous collection efforts and geography. To identify attractive buying opportunities, we maintain an extensive marketing effort with our senior officers contacting known and prospective sellers of defaulted consumer receivables. We acquire receivables of Visa®, MasterCard® and Discover® credit cards, private label credit cards, installment loans, lines of credit, bankrupt, deficiency balances of various types, legal judgments, and trade payables, all from a variety of debt owners. These debt owners include major banks, credit unions, consumer finance companies, telecommunication providers, retailers, utilities, insurance companies, other debt buyers and auto finance companies. In addition, we exhibit at trade shows, advertise in a variety of trade publications and attend industry events in an effort to develop account purchase opportunities. We also maintain active relationships with brokers of defaulted consumer receivables.

     The following chart categorizes our life to date owned portfolios as of December 31, 2004 into the major asset types represented.

			Life to Date Purchased Face
			Value of Defaulted Consumer		Finance Receivables, net as of
Asset Type	No. of Accounts	%	Receivables(1)%		December 31, 2004%
Visa/MasterCard/Discover	2,597,772	41.7%	$6,756,515,773	60.8%	$69,215,200	65.8%
Consumer Finance	2,314,898	37.2%	1,964,866,306	17.7%	12,273,607	11.7%
Private Label Credit Cards	1,218,119	19.6%	1,833,797,058	16.5%	20,056,840	19.1%
Auto Deficiency	92,516	1.5%	563,641,429	5.0%	3,643,259	3.4%

Total:	6,223,305	100.0%	$11,118,820,566	100.0%	$105,188,906	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).

     We have done business with most of the largest 25 consumer lenders in the United States. Since our formation, we have purchased accounts from approximately 68 debt owners.

     We have acquired portfolios at various price levels, depending on the age of the portfolio, its geographic distribution, our historical experience with a certain asset type or credit originator and similar factors. A typical defaulted consumer receivables portfolio ranges from $1 million to $150 million in face value and contains defaulted consumer receivables from diverse geographic locations with average initial individual account balances of $400 to $7,000.

     The age of a defaulted consumer receivables portfolio (the time since an account has been charged-off) is an important factor in determining the maximum price at which we will purchase a receivables portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase the portfolio. This relationship is due to the fact that older receivables typically are more difficult to collect. The accounts receivables management industry places receivables into categories depending on the number of collection agencies that have previously attempted to collect on the receivables. Fresh accounts are typically past due 120 to 270 days and charged-off by the credit originator, that are either being sold prior to any post-charge-off collection activity or are placed with a third-party for the first time. These accounts typically sell for the highest purchase price. Primary accounts are typically 270 to 360 days past due and charged-off, have been previously placed with one contingent fee servicer and receive a lower purchase price. Secondary and tertiary accounts are typically more than 360 days past due and charged-off, have been placed with two or three contingent fee servicers and receive even lower purchase prices.

     As shown in the following chart, as of December 31, 2004, a majority of our accounts are secondary and tertiary accounts, but we purchase or service accounts at any point in the delinquency cycle.

			Life to Date Purchased Face
			Value of Defaulted Consumer		Finance Receivables, net as of
Account Type	No. of Accounts	%	Receivables(1)%		December 31, 2004%
Fresh	178,111	2.9%	$574,045,987	5.2%	$5,772,493	5.5%
Primary	868,084	13.9%	2,280,076,757	20.5%	34,040,507	32.4%
Secondary	1,647,742	26.5%	3,125,641,410	28.1%	35,466,864	33.7%
Tertiary	2,721,277	43.7%	3,103,321,798	27.9%	13,372,294	12.7%
Other	808,091	13.0%	2,035,734,614	18.3%	16,536,748	15.7%

Total:	6,223,305	100.0%	$11,118,820,566	100.0%	$105,188,906	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).

     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.

     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically as of December 31, 2004:

			Life to Date Purchased Face
	No. of		Value of Defaulted Consumer
Geographic Distribution	Accounts	%	Receivables(1)%

Texas	1,601,265	26%	$1,619,034,346	15%
California	545,267	9%	1,323,273,564	12%
Florida	392,920	6%	1,088,999,811	10%
New York	283,998	5%	803,459,120	7%
Pennsylvania	158,195	3%	396,715,998	4%
North Carolina	154,112	2%	365,070,174	3%
Illinois	208,962	3%	345,243,649	3%
New Jersey	113,954	2%	336,564,202	3%
Ohio	175,397	3%	316,303,826	3%
Georgia	123,590	2%	291,493,486	3%
Massachusetts	123,140	2%	279,409,707	3%
Michigan	164,597	3%	257,463,702	2%
South Carolina	105,785	2%	236,267,231	2%
Missouri	242,916	4%	217,551,425	2%
Maryland	85,520	1%	200,093,308	2%
Tennessee	88,891	1%	192,370,612	2%
Other	1,654,796	26%	2,849,506,405	24	%(2)

Total:	6,223,305	100%	$11,118,820,566	100%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (defined as purchase price refunded by the seller due to the return of non-compliant accounts).

(2)	Each state included in “Other” represents under 2% of the face value of total defaulted consumer receivables.

Purchasing Process

     We acquire portfolios from debt owners through both an auction and a negotiated sale process. In an auction process, the seller will assemble a portfolio of receivables and either broadly offer the portfolio to the market or will seek purchase prices from specifically invited potential purchasers. In a privately negotiated sale process, the debt owner will contact known, reputable purchasers directly and negotiate the terms of sale. On a limited basis, we also acquire accounts in forward flow contracts. Under a forward flow contract, we agree to purchase defaulted consumer receivables from a debt owner on a periodic basis, at a set percentage of face value of the receivables over a specified time period. These agreements typically have a provision requiring that the attributes of the receivables to be sold will not significantly change each month and that the debt owner efforts to collect these receivables will not change. If this provision is not provided for, the contract will allow for the early termination of the forward flow contract by the purchaser. Forward flow contracts are a consistent source of defaulted consumer receivables for accounts receivables management providers and provide the debt owner with a reliable source of revenue and a professional resolution of defaulted consumer receivables.

     In a typical sale transaction, a debt owner distributes a computer data file containing ten to fifteen basic data fields on each receivables account in the portfolio offered for sale. Such fields typically include the consumer’s name, address, outstanding balance, date of charge-off, date of last payment and the date the account was opened. We perform our initial due diligence on the portfolio by electronically cross-checking the data fields on the computer disk or data tape against the accounts in its owned portfolios and against national demographic and credit databases. We compile a variety of portfolio level reports examining all demographic data available. When valuing pools of bankrupt consumer receivables, we seek to access information on the status of each account’s bankruptcy case.

     In order to determine a maximum purchase price for a portfolio, we use two separate computer models developed internally that may be supplemented with on-site due diligence of the seller’s collection operation and/or a review of their loan origination files, collection notes and work processes. We analyze the portfolio using our proprietary multiple regression model, which analyzes each account of the portfolio using variables in the regression model. In addition, we analyze the portfolio using an adjustment model, which uses an appropriate cash flow model depending upon whether it is a purchase of fresh, primary, secondary or tertiary accounts. Then, adjustments can be made to the cash flow model to compensate for demographic attributes supported by a detailed analysis of demographic data. From these models we derive our quantitative purchasing analysis which is used to help price transactions. The multiple regression model is also used to prioritize collection work efforts subsequent to purchase. With respect to prospective forward flow contracts and other long-term relationships, in addition to the procedures outlined above, as we receive new flows under the aforementionened contract we may obtain a representative test portfolio to evaluate and compare the performance of the portfolio to the projections we developed in our purchasing analysis. In addition, when purchasing bankrupt consumer receivables, we utilize a specifically designed pricing model.

     Our due diligence and portfolio review results in a comprehensive analysis of the proposed portfolio. This analysis compares defaulted consumer receivables in the prospective portfolio with our collection history in similar portfolios. We then use our multiple regression model to value each account. Using the two valuation approaches, we determine cash collections over the life of the portfolio. We then summarize all anticipated cash collections and associated direct expenses and project a collectibility value expressed both in dollars and liquidation percentage and a detailed expense projection over the portfolio’s estimated six to seven year economic life. We use the total projected collectibility value to determine an appropriate purchase price.

     We maintain a detailed static pool analysis on each portfolio that we have acquired, capturing all demographic data and revenue and expense items for further analysis. We use the static pool analysis to refine the underwriting models that we use to price future portfolio purchases. The results of the static pool analysis are input back into our models, increasing the accuracy of the models as the data set increases with every portfolio purchase and each day’s collection efforts.

     The quantitative and qualitative data derived in our due diligence is evaluated together with our knowledge of the current defaulted consumer receivables market and any subjective factors that management may know about the portfolio or the debt owner. A portfolio acquisition approval memorandum is prepared for each prospective portfolio before a purchase price is submitted to the debt owner. This approval memorandum, which outlines the portfolio’s anticipated collectibility and purchase structure, is distributed to members of our investment committee. The approval by the committee sets a maximum purchase price for the portfolio. The investment committee is currently comprised of Steve Fredrickson, CEO and President, Kevin Stevenson, CFO and Craig Grube, Executive Vice President — Acquisitions.

     Once a portfolio purchase has been approved by our investment committee and the terms of the sale have been agreed to with the debt owner, the acquisition is documented in an agreement that contains customary terms and conditions. Provisions are typically incorporated for bankrupt, disputed, fraudulent or deceased accounts and typically, the debt owner either agrees to repurchase these accounts or replace them with acceptable replacement accounts within certain time frames.

Owned Collection Operations

     Our work flow management system places, recalls and prioritizes accounts in collectors’ work queues, based on our analyses of our accounts and other demographic, credit and prior work collection attributes. We use this process to focus our work effort on those consumers most likely to pay on their accounts and to rotate to other collectors the non-paying but most likely to pay accounts from which other collectors have been unsuccessful in receiving payment. The majority of our collections occur as a result of telephone contact with consumers.

     The collectibility forecast for a newly acquired portfolio will help determine collection strategy. Accounts which are determined to have the highest predicted collection probability may be sent immediately to collectors’ work queues. Less collectible accounts may be set aside as house accounts to be collected using a predictive dialer or other passive, low cost method. Some accounts may be worked using a letter and/or settlement strategy. We may obtain credit reports for various accounts after the collection process begins.

     When a collector establishes contact with a consumer, the account information is placed automatically in the collector’s work queue. Our computer system allows each collector to view all the scanned documents relating to the consumer’s account, which can include the original account application and payment checks. A typical collector work queue may include 650 to 1,000 accounts or more, depending on the skill level and tenure of the collector. The work queue is depleted and replenished automatically by our computerized work flow system.

     On the initial contact call, the consumer is given a standardized presentation regarding the benefits of resolving his or her account with us. Emphasis is placed on determining the reason for the consumer’s default in order to better assess the consumer’s situation and create a plan for repayment. The collector is incentivized to have the consumer pay the full balance of the account. If the collector cannot obtain payment of the full balance, the collector will suggest a repayment plan which generally includes an approximate 20% down payment with the balance to be repaid over an agreed upon period. At times, when determined to be appropriate, and in many cases with management approval, a reduced lump-sum settlement may be agreed upon. If the consumer elects to utilize an installment plan, we have developed a system to make monthly withdrawals from a consumer’s bank account.

     If a collector is unable to establish contact with a consumer based on information received, the collector must undertake skip tracing procedures to develop important account information. Skip tracing is the process of developing new phone, address, job or asset information on a consumer. Each collector does his or her own skip tracing using a number of computer applications available at his or her workstation, as well as a series of automated skip tracing procedures implemented by us on a regular basis.

     Accounts for which the consumer has the likely ability, but not the willingness, to resolve their obligations are reviewed for legal action. Depending on the balance of the defaulted consumer receivable and the applicable state collection laws, we determine whether to commence legal action to judicially collect on the receivable. The legal process can take an extended period of time, but it also generates cash collections that likely would not have been realized otherwise.

     Our legal recovery department oversees and coordinates an independent nationwide collections attorney network which is responsible for the preparation and filing of judicial collection proceedings in multiple jurisdictions, determining the suit criteria, coordinating sales of property and instituting wage garnishments to satisfy judgments. This network consists of approximately 70 independent law firms who work on a contingent fee basis. Legal cash collections currently constitute approximately 30% of our total cash collections. As our portfolio matures, a larger number of accounts will be directed to our legal recovery department for judicial collection; consequently, we anticipate that legal cash collections will grow commensurately and comprise a larger percentage of our total cash collections. During 2004, we began using staff attorneys to pursue legal collections in certain states and under certain circumstances. This practice is currently very limited, but is expected to grow over time.

     Our bankruptcy department also processes proofs of claims for recovery on receivables which are included in consumer bankruptcies filed under Chapter 13 of the U.S. Bankruptcy Code, and submits claims against estates in cases involving deceased debtors having assets at the time of death. Proposed amendments to federal bankruptcy laws, if passed, could have an impact upon our operations. The amendments, which, among other things, propose to establish income criteria for the filing of a Chapter 7 bankruptcy petition, are expected to cause more debtors to file bankruptcy petitions under Chapter 13, rather than Chapter 7 of the U.S. Bankruptcy Code. Consequently, if this legislation is passed, we expect that fewer debtors will be able to have their obligations completely discharged in Chapter 7 bankruptcy actions, and will instead resort to filing bankruptcy petitions under Chapter 13, which requires that the debtor establish a payment plan. We expect that this will enable us to generate recoveries from a larger number of bankrupt debtors through the filing of proofs of claims with the trustees of bankruptcy courts.

Fee-for-Service Collections Operations

     In order to provide debt owners with alternative collection solutions and to capitalize on common competencies between a fee-for-service collections operation and an acquired receivables portfolio business, we commenced our third-party contingent fee collections operations in March 2001. In a contingent fee arrangement, debt owners typically place defaulted receivables with a third party collection agency once they have ceased their recovery efforts. The debt owners then pay the third-party agency a commission fee based upon the amount actually collected from the consumer. A contingent fee placement of defaulted consumer receivables is usually for a fixed time frame, typically four to six months, or as long as nine months. At the end of this fixed period, the third-party agency will return the uncollected defaulted consumer receivables to the debt owner, which may then place the defaulted consumer receivables with another collection agency or sell the portfolio of receivables.

     The determination of the commission fee to be paid for third-party collections is generally based upon the age and potential collectibility of the defaulted consumer receivables being assigned for placement. For example, if there has been no prior third-party collection activity with respect to the defaulted consumer receivables, the commission fee would be lower than if there had been one or more previous collection agencies attempting to collect on the receivables. The earlier the placement of defaulted consumer receivables in the collection process, the higher the probability of receiving a cash collection and, therefore, the lower the cost to collect and the lower the commission fee. Other factors, such as the location of the consumers, the size of the defaulted consumer receivables, competition among third party agencies, and the clients’ collection procedures and work standards also contribute to establishing a commission fee.

     In addition to our historical contingent fee business as described above, revenues from our new IGS business are accounted for as commission revenue. IGS performs skip tracing services for auto finance companies for a fee. The fee earned is generally determined by whether the debtor was located, we coordinate repossession of the collateral, we coordinate payment between the client and the customer or if the debtor is found. For example, if the debtor is not found, our fee is less than if the debtor is found and we are able to arrange for an agent to take possession of the collateral securing the loan.

Competition

     We face competition in both of the markets we serve — owned portfolio and fee-for-service accounts receivable management — from new and existing providers of outsourced receivables management services, including other purchasers of defaulted consumer receivables portfolios, third-party contingent fee collection agencies and debt owners that manage their own defaulted consumer receivables rather than outsourcing them. The accounts receivable management industry (owned portfolio and contingent fee) is highly fragmented and competitive, consisting of approximately 6,000 consumer and commercial agencies. We estimate that more than 90% of these agencies compete in the contingent fee market. There are few significant barriers for entry to new providers of contingent fee receivables management services and, consequently, the number of agencies serving the contingent fee market may continue to grow. Greater capital needs and the need for portfolio evaluation expertise sufficient to price portfolios effectively constitute significant barriers for entry to new providers of owned portfolio receivables management services.

     We face bidding competition in our acquisition of defaulted consumer receivables and in obtaining placement of fee-for-service receivables. We also compete on the basis of reputation, industry experience and performance. Among the positive factors which we believe influence our ability to compete effectively in this market are our ability to bid on portfolios at appropriate prices, our reputation from previous transactions regarding our ability to close transactions in a timely fashion, our relationships with originators of defaulted consumer receivables, our team of well-trained collectors who provide quality customer service and compliance with applicable collections laws, our ability to collect on various asset types and our ability to provide both purchased and contingent fee solutions to debt owners. Among the negative factors which we believe could influence our ability to compete effectively in this market are that some of our current competitors and possible new competitors may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories and more established relationships in our industry than we currently have.

Information Technology

Technology Operating Systems and Server Platform

     The scalability of our systems provides us with a technology system that is flexible, secure, reliable and redundant to ensure the protection of our sensitive data. We utilize Intel-based servers running industry standard open systems coupled with Microsoft Windows 2000/2003 and NT Server operating systems. In addition, we utilize a blend of purchased and proprietary software systems tailored to the needs of our business. These systems are designed to eliminate inefficiencies in our collections, continue to meet business objectives in a changing environment and meet compliance obligations with regulatory entities. We believe that our combination of purchased and proprietary software packages provide collections automation that is superior to our competitors. Our proprietary hardware and software systems are being leveraged to manage location information, phone and operational applications for IGS. We believe our custom solutions will enhance the overall investigative capabilities of this business while meeting compliance obligations with regulatory entities.

Network Technology

     To provide delivery of our applications, we utilize Intel-based workstations across our entire business operations. The environment is configured to provide speeds of 100 megabytes to the desktops of our collections and administration staff. Our one gigabyte server network architecture supports high-speed data transport. Our network system is designed to be scalable and meet expansion and inter-building bandwidth and quality of service demands.

Database Systems

     The ability to access and utilize data is essential to us being able to operate nationwide in a cost-effective manner. Our centralized computer-based information systems support the core processing functions of our business under a set of integrated databases and are designed to be both replicable and scalable to accommodate our internal growth. This integrated approach helps to assure that consistent sources are processed efficiently. We use these systems for portfolio and client management, skip tracing, check taking, financial and management accounting, reporting, and planning and analysis. The systems also support our consumers, including on-line access to account information, account status and payment entry. We use a combination of Microsoft, Oracle and Cache database software to manage our portfolios, financial, customer and sales data, and we believe these systems will be sufficient for our needs for the foreseeable future. Our contingent fee collections operations database incorporates an integrated and proprietary predictive dialing platform used with our predictive dialer discussed below. For our newly acquired business unit, IGS, we are completing initial development of a proprietary platform that will be enhanced for scalability in the future.

Redundancy, System Backup, Security and Disaster Recovery

     Our data centers provide the infrastructure for innovative collection services and uninterrupted support of hardware and server management, server co-location and an all-inclusive server administration for our business. We believe our facilities and operations include sufficient redundancy, file back-up and security to ensure minimal exposure to systems failure or unauthorized access. The preparations in this area include the use of call centers in Virginia and in Kansas in order to help provide redundancy for data and processes should one site be completely disabled. We have a comprehensive disaster recovery plan covering our business that is tested on a periodic basis. The combination of our locally distributed call control systems provides enterprise-wide call and data distribution between our call centers for efficient portfolio collection and business operations. In addition to data replication between the sites, incremental backups of both software and databases are performed on a daily basis and a full system backup is performed weekly. Backup data tapes are stored at an offsite location along with copies of schedules and production control procedures, procedures for recovery using an off-site data center, documentation and other critical information necessary for recovery and continued operation. Our Virginia headquarters has two separate power and telecommunications feeds, an uninterruptible power supply and a diesel-generator power plant, that provide a level of redundancy should a power outage or interruption occur. We also employ rigorous physical and electronic security to protect our data. Our call centers have restricted card key access and appropriate additional physical security measures. Electronic protections include data encryption, firewalls and multi-level access controls. The facility which currently houses IGS features uninterruptible power supply units and electronic protections. Full-scale site power, telecommunication and all of the other systems abilities of our other sites will be installed at IGS during 2005.

Plasma Displays for Real Time Data Utilization

     We utilize plasma displays at our main facility to aid in recovery of portfolios. The displays provide real-time business-critical information to our collection personnel for efficient collection efforts such as telephone, production, employee status, goal trending, training and corporate information.

Dialer Technology

     The Noble Systems Predictive Dialer ensures that our collection staff focuses on certain defaulted consumer receivables according to our specifications. Our predictive dialer takes account of all campaign and dialing parameters and is able to constantly adjust its dialing pace to match changes in campaign conditions and provide the lowest possible wait times.

Employees

     We employed 948 persons on a full-time basis, including 652 collectors on our owned portfolios, an additional 69 collectors working in our contingent fee collections operations and 28 collectors working in our IGS operations, as of December 31, 2004. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Hiring

     We recognize that our collectors are critical to the success of our business as a majority of our collection efforts occur as a result of telephone contact with consumers. We have found that the tenure and productivity of our collectors are directly related. Therefore, attracting, hiring, training, retaining and motivating our collection personnel is a major focus for us. We pay our collectors competitive wages and offer employees a full benefits program which includes comprehensive medical coverage, short and long term disability, life insurance, dental and vision coverage, pre-paid legal plan, an employee assistance program, supplemental indemnity, cancer, hospitalization, accident insurance, a flexible spending account for child care and a matching 401(k) program. In addition to a base wage, we provide collectors with the opportunity to receive unlimited compensation through an incentive compensation program that pays bonuses above a set monthly base, based upon each collector’s collection results. This program is designed to ensure that employees are paid based not only on performance, but also on consistency. We have awarded stock based compensation to many of our tenured collectors. We believe that these practices have helped us maintain a relatively low annual post-training turnover rate of 46% in 2004.

     A large number of telemarketing, customer-service and reservation phone centers are located near our Virginia headquarters. We believe that we offer a competitive and, in many cases, a higher base wage than many local employers and therefore have access to a large number of eligible personnel. In addition, there are approximately 100,000 active-duty military personnel in the area. We employ numerous military spouses and retirees and find them to be an excellent source of employees. We have also found the Las Vegas, Nevada and Hutchinson, Kansas areas to provide a large potential workforce of eligible personnel.

Training

     We provide a comprehensive six week training program for all new owned portfolio collectors. The first three weeks of the training program is comprised of lectures to learn collection techniques, state and federal collection laws, systems, negotiation skills, skip tracing and telephone use. These sessions are then followed by an additional three weeks of practical experience conducting live calls with additional managerial supervision in order to provide employees with confidence and guidance while still contributing to our profitability. Each trainee must successfully pass a comprehensive examination before being assigned to the collection floor. In addition, we conduct continuing advanced classes in our four training centers. Our technology and systems allow us to monitor individual employees and then offer additional training in areas of deficiency to increase productivity.

Outsourced Collections Department

Legal Recovery

     An important component of our collections effort involves our outsourced collections department and the judicial collection of accounts of customers who have the ability, but not the willingness, to resolve their obligations. Accounts for which the consumer is not cooperative and for which we can establish a garnishable job or attachable asset are reviewed for legal action. Depending on the balance of the defaulted consumer receivable and the applicable state collection laws, we determine whether to commence legal action to collect on the receivable. The legal process can take an extended period of time, but it also generates cash collections that likely would not have been realized otherwise. Our legal recovery department oversees and coordinates an independent nationwide attorney network which is responsible for the preparation and filing of judicial collection proceedings in multiple jurisdictions, determining the suit criteria, coordinating sales of property and instituting wage garnishments to satisfy judgments. This nationwide collections attorney network consists of approximately 70 independent law firms who work on a contingent fee basis. Legal cash collections currently constitute approximately 30% of our total collections. As our portfolio matures, a larger number of accounts will be directed to our outsourced collections department for judicial collection; consequently, we anticipate that legal collections will grow commensurately and comprise a larger percentage of our total cash collections. During 2004, we began using staff attorneys to pursue legal collections in certain states and under certain circumstances. This practice is currently very limited, but is expected to grow over time.

Bankruptcy

     Our bankruptcy department also processes proofs of claims for recovery on accounts which are included in consumer bankruptcies filed under Chapter 13 of the U.S. Bankruptcy Code. Proposed amendments to federal bankruptcy laws, if passed, could have an impact upon our operations. The amendments, which, among other things, propose to establish income criteria for the filing of a Chapter 7 bankruptcy petition, are expected to cause more debtors to file bankruptcy petitions under Chapter 13, rather than Chapter 7 of the U.S. Bankruptcy Code. Consequently, if this legislation is passed, we expect that fewer debtors will be able to have their obligations completely discharged in Chapter 7 bankruptcy actions, and will instead resort to filing bankruptcy petitions under Chapter 13, which requires that the debtor establish a payment plan. We expect that this will enable us to generate recoveries from a larger number of bankrupt debtors through the filing of proofs of claims with the trustees of bankruptcy courts.

Corporate Legal Department

     Our corporate legal department manages general corporate legal matters, such as litigation management, insurance management and risk assessment, contract and document preparation and review, including real estate purchase and lease agreements and portfolio purchase documents, federal securities law and other regulatory and statutory compliance, obtaining and maintaining multi-state licensing, bonding and insurance, and dispute and complaint resolution. As a part of its compliance functions, our corporate legal department also provides oversight to our Quality Control Department and assists with training for our staff in relevant areas. We provide employees with extensive training on the Fair Debt Collection Practices Act and other relevant laws and regulations. Our corporate legal department distributes guidelines and procedures for collection personnel to follow when communicating with customers, customer’s agents, attorneys and other parties during our recovery efforts. In addition, our corporate legal department regularly researches, and provides collections personnel and our Training Department with summaries and updates of changes in, federal and state statutes and relevant case law, so that they are aware of and in compliance with changing laws and judicial decisions when tracing or collecting accounts.

Regulation

     Federal and state statutes establish specific guidelines and procedures which debt collectors must follow when collecting consumer accounts. It is our policy to comply with the provisions of all applicable federal laws and comparable state statutes in all of our recovery activities, even in circumstances in which we may not be specifically subject to these laws. Our failure to comply with these laws could have a material adverse effect on us in the event and to the extent that they apply to some or all of our recovery activities. Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors, and the relationship between customers and credit card issuers. Significant federal laws and regulations applicable to our business as a debt collector include the following:

     • Fair Debt Collection Practices Act. This act imposes certain obligations and restrictions on the practices of debt collectors, including specific restrictions regarding communications with consumer customers, including the time, place and manner of the communications. This act also gives consumers certain rights, including the right to dispute the validity of their obligations.

     • Fair Credit Reporting Act. This act places certain requirements on credit information providers regarding verification of the accuracy of information provided to credit reporting agencies and investigating consumer disputes concerning the accuracy of such information. We provide information concerning our accounts to the three major credit reporting agencies, and it is our practice to correctly report this information and to investigate credit reporting disputes. The Fair and Accurate Credit Transactions Act amended the Fair Credit Reporting Act to include additional duties applicable to data furnishers with respect to information in the consumer’s credit file that the consumer identifies as resulting from identity theft, and requires that data furnishers have procedures in place as of December 1, 2004 to prevent such information from being furnished to credit reporting agencies. We have instituted measures to effect compliance with these requirements.

     • Gramm-Leach-Bliley Act. This act requires that certain financial institutions, including collection agencies, develop policies to protect the privacy of consumers’ private financial information and provide notices to consumers advising them of their privacy policies. This act also requires that if private personal information concerning a consumer is shared with another unrelated institution, the consumer must be given an opportunity to opt out of having such information shared. Since we do not share consumer information with non-related entities, except as required by law, or except as needed to collect on the receivables, our consumers are not entitled to any opt-out rights under this act. This act is enforced by the Federal Trade Commission, which has retained exclusive jurisdiction over its enforcement, and does not afford a private cause of action to consumers who may wish to pursue legal action against a financial institution for violations of this act.

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

     • Telephone Consumer Protection Act. In the process of collecting accounts, we use automated predictive dialers to place calls to consumers. This act and similar state laws place certain restrictions on telemarketers and users of automated dialing equipment who place telephone calls to consumers.

     • Servicemembers Civil Relief Act. The Soldiers’ and Sailors’ Civil Relief Act of 1940 was amended in December 2003 as the Servicemembers Civil Relief Act (“SCRA”). The SCRA gives U.S. military service personnel relief from credit obligations they may have incurred prior to entering military service, and may also apply in certain circumstances to obligations and liabilities incurred by a servicemember while serving on active duty. The SCRA prohibits creditors from taking specified actions to collect the defaulted accounts of servicemembers. The SCRA impacts many different types of credit obligations, including installment contracts and court proceedings, and tolls the statute of limitations during the time that the servicemember is engaged in active military service. The SCRA also places a cap on interest bearing obligations of servicemembers to an amount not greater than 6% per year, inclusive of all related charges and fees.

     • Health Insurance Portability and Accountability Act. The Health Insurance Portability and Accountability Act (“HIPAA”) provides standards to protect the confidentiality of patients’ personal healthcare and financial information. Pursuant to HIPAA, business associates of health care providers, such as agencies which collect healthcare receivables, must comply with certain privacy standards established by HIPAA to ensure that the information provided will be safeguarded from misuse.

     • U.S. Bankruptcy Code. In order to prevent any collection activity with bankrupt debtors by creditors and collection agencies, the U.S. Bankruptcy Code provides for an automatic stay, which prohibits certain contacts with consumers after the filing of bankruptcy petitions.

     Additionally, there are in some states statutes and regulations comparable to the above federal laws, and specific licensing requirements which affect our operations. State laws may also limit credit account interest rates and the fees, as well as limit the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts.

     Although we are not a credit originator, some of these laws directed toward credit originators may occasionally affect our operations because our receivables were originated through credit transactions, such as the following laws, which apply principally to credit originators:

•	Truth in Lending Act;

•	Fair Credit Billing Act; and

•	Equal Credit Opportunity Act.

     Federal laws which regulate credit originators require, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods, and balance calculation methods associated with their credit card accounts. Consumers are entitled under current laws to have payments and credits applied to their accounts promptly, to receive prescribed notices, and to require billing errors to be resolved promptly. Some laws prohibit discriminatory practices in connection with the extension of credit. Federal statutes further provide that, in some cases, consumers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card. These laws, among others, may give consumers a legal cause of action against us, or may limit our ability to recover amounts owing with respect to the receivables, whether or not we committed any wrongful act or omission in connection with the account. If the credit originator fails to comply with applicable statutes, rules and regulations, it could create claims and rights for consumers that could reduce or eliminate their obligations to repay the account, and have a possible material adverse effect on us.

     Accordingly, when we acquire defaulted consumer receivables, we contractually require credit originators to indemnify us against any losses caused by their failure to comply with applicable statutes, rules and regulations relating to the receivables before they are sold to us.

     The U.S. Congress and several states have enacted legislation concerning identity theft. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and recovery on consumer credit card or installment accounts. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to recover the receivables. In addition, our failure to comply with these requirements could adversely affect our ability to enforce the receivables.

     We cannot assure you that some of the receivables were not established as a result of identity theft or unauthorized use of a credit card and, accordingly, we could not recover the amount of the defaulted consumer receivables. As a purchaser of defaulted consumer receivables, we may acquire receivables subject to legitimate defenses on the part of the consumer. Our account purchase contracts allow us to return to the debt owners certain defaulted consumer receivables that may not be collectible, due to these and other circumstances. Upon return, the debt collectors are required to replace the receivables with similar receivables or repurchase the receivables. These provisions limit to some extent our losses on such accounts.

Item 2. Properties.

     Our principal executive offices and primary operations facility are located in approximately 65,000 square feet of leased space in two adjacent buildings in Norfolk, Virginia. We own a two-acre parcel of land across from our headquarters which we developed into a parking lot for use by our employees. In addition, we own an approximately 15,000 square foot facility in Hutchinson, Kansas, and contiguous parcels of land which are used primarily for employee parking. The Hutchinson site can currently accommodate approximately 100 employees. We also lease a facility located in approximately 21,000 square feet of space in Hampton, Virginia which can accommodate approximately 285 employees. As a result of the IGS acquisition, since October 1, 2004 we have occupied 5,000 square feet of office space in Las Vegas, Nevada. We do not consider any specific leased or owned facility to be material to our operations. We believe that equally suitable alternative facilities are available in all areas where we currently do business.

     During December 2004, we began work on a 4,000 square foot expansion to our Hutchinson, Kansas call center. The expansion will permit us to add approximately 56 collectors and four managers to that facility. In conjunction with the expansion, we acquired an additional 4,000 square foot building and 35,000 square feet of adjacent land in order to secure parking for the expanded facility.

     During January 2005, we signed a new lease for a 13,500 square foot call center in Las Vegas, Nevada. This site is currently undergoing tenant improvements and will house our IGS operation. In the second quarter of 2005, we anticipate moving from the existing 5,000 square foot facility into this new one. Our lease obligation on the existing 5,000 square foot facility will end at that time.

Item 3. Legal Proceedings.

     From time to time, we are involved in various legal proceedings which are incidental to the ordinary course of our business. We regularly initiate lawsuits against consumers and are occasionally countersued by them in such actions. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a state or federal law in the process of collecting on an account. We do not believe that these routine matters represent a substantial volume of our accounts or that, individually or in the aggregate, they are material to our business or financial condition.

     We are not a party to any material legal proceedings and we are unaware of any contemplated material actions against us.

Item 4. Submission of Matters to a Vote of Securityholders.

     None.

PART II

     Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

     Our common stock (“Common Stock”) began trading on the Nasdaq National Market under the symbol “PRAA” on November 8, 2002. Prior to that time there was no public trading market for our common stock. The following table sets forth the high and low sales price for the Common Stock, as reported by the Nasdaq National Market, for the periods indicated.

	High	Low
2002
Quarter ended December 31, 2002	$20.50	$14.75
2003
Quarter ended March 31, 2003	$25.00	$17.76
Quarter ended June 30, 2003	$33.95	$20.40
Quarter ended September 30, 2003	$32.50	$24.30
Quarter ended December 31, 2003	$30.61	$22.55
2004
Quarter ended March 31, 2004	$28.63	$23.89
Quarter ended June 30, 2004	$29.53	$24.06
Quarter ended September 30, 2004	$30.05	$25.16
Quarter ended December 31, 2004	$41.80	$29.10

     As of February 16, 2005, there were 25 holders of record of the Common Stock. Based on information provided by our transfer agent and registrar, we believe that there are 15,128 beneficial owners of the Common Stock.

Shares Registered After Initial Public Offering

     A secondary offering of our shares of common stock was completed on May 21, 2003, in which 4,025,000 shares were sold (including the overallotment option.)

     On November 7, 2003, we filed two Registration Statements with the Securities and Exchange Commission, both of which were filed on Form S-8, to register (a) the 2,000,000 shares of the Common Stock underlying our 2002 Employee Stock Option Plan and (b) 142,500 shares of the Common Stock underlying Warrants held by certain of our key employees.

     A secondary offering of our shares of common stock was completed on November 17, 2004, in which 1,955,000 shares (including the overallotment option) were sold by existing stockholders. The registration of these shares was completed with the Securities and Exchange Commission on Form S-3. We did not receive any of the proceeds from the sale of these shares. All offering related expenses were paid by the selling shareholders. Holders of 3,999,599 shares of our common stock which were not sold in the secondary offering agreed to a 90-day “lock-up” with respect to these shares, which restricted their ability to sell these shares during the 90 days following the date of the prospectus, or until February 17, 2005. These shares may now be sold in accordance with the provisions of the federal securities laws, including Rule 144.

Dividend Policy

     Our board of directors sets our dividend policy. We do not pay dividends on the Common Stock; however, our board of directors may determine in the future to declare or pay cash dividends on the Common Stock. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may consider relevant.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the audited financial statements.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2004	2003	2002	2001	2000
INCOME STATEMENT DATA:
Revenue:
Income recognized on finance receivables	$106,254	$81,796	$53,803	$31,221	$18,991
Commissions	7,142	3,131	1,944	214	—
Net gain on cash sales of defaulted consumer receivables	—	—	100	901	343

Total revenue	113,396	84,927	55,847	32,336	19,334

Operating expenses:
Compensation and employee services	36,620	28,987	21,701	15,644	9,883
Outside legal and other fees and services	21,408	14,147	8,093	3,627	2,583
Communications	3,638	2,772	1,915	1,645	871
Rent and occupancy	1,745	1,189	799	712	603
Other operating expenses	2,712	1,932	1,436	1,265	652
Depreciation and amortization	2,383	1,445	940	677	437

Total operating expenses	68,506	50,472	34,884	23,570	15,029

Income from operations	44,890	34,455	20,963	8,766	4,305
Loss on extinguishment of debt	—	—	—	(424)	—
Net interest expenses	51	542	2,425	2,716	1,765

Income before income taxes	44,839	33,913	18,538	5,626	2,540
Provision for income taxes	17,388	13,199	1,473	—	—

Net income (1)	$27,451	$20,714	17,065	5,626	2,540

Pro forma income taxes (unaudited) (2)			5,694	2,100	901

Pro forma net income (unaudited) (2)			$11,371	$3,526	$1,639

Net income per share
Basic	$1.79	$1.42
Diluted	$1.73	$1.32
Pro forma net income per share (unaudited) (3)
Basic			$1.08	$0.35	$0.16
Diluted			$0.94	$0.31	$0.14
Weighted average shares (3)
Basic	15,357	14,546	10,529	10,000	10,000
Diluted	15,853	15,712	12,066	11,458	11,366
OPERATING AND OTHER FINANCIAL DATA:
Cash collections and commissions (4)	$160,546	$120,183	$81,198	$53,362	$30,733
Operating expenses to cash collections and commissions	43%	42%	43%	44%	49%
Acquisitions of finance receivables, at cost (5)	$61,165	$61,815	$42,382	$33,381	$24,663
Acquisitions of finance receivables, at face value	$3,340,434	$2,229,682	$1,966,296	$1,592,353	$1,004,114
Employees at period end:
Total employees	948	798	581	501	370
Ratio of collection personnel to total employees(6)	89%	90%	88%	90%	89%

(1)	At the time of our initial public offering, which commenced on November 8, 2002, we changed our legal structure from a limited liability company to a corporation. As a limited liability company we were not subject to Federal or state corporate income taxes. Therefore, net income does not give effect to taxes for all periods prior to our initial public offering.

(2)	For comparison purposes, for periods prior to 2003 we have presented pro forma net income, which reflects income taxes assuming we had been a corporation since the time of our formation and assuming tax rates equal to the rates that would have been in effect had we been required to report tax expenses in such years. The pro forma income taxes and pro forma net income information are unaudited. We believe that pro forma net income for periods prior to 2003 may be compared to net income for the 2003 and 2004 periods.

(3)	For periods prior to 2003, pro forma net income per share assumes the Company had reorganized as a corporation since the beginning of the period presented. The pro forma net income per share information is unaudited. For the 2003 and 2004 periods, pro forma net income per share is the actual net income per share for the period presented.

(4)	Includes both cash collected on finance receivables and commission fees received during the relevant period.

(5)	Represents cash paid for finance receivables. It does not include certain capitalized costs or purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non- compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(6)	Includes all collectors and all first-line collection supervisors at December 31.

Below is listed some key balance sheet data for the periods presented:

	As of December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
BALANCE SHEET DATA:
Cash and cash equivalents	$24,513	$24,912	$11,989	$4,780	$3,191
Investments (1)	23,950	—	5,950	—	—
Finance receivables, net	105,189	92,569	65,526	47,987	41,124
Total assets	175,176	126,394	88,288	57,108	47,188
Long-term debt	1,924	1,657	966	568	532
Total debt, including capital lease obligations	2,501	2,208	1,465	26,771	23,300
Total stockholders’ equity	151,389	119,148	80,608	27,752	22,705

(1)	Investment balances were previously reported as cash and cash equivalents for the periods presented.

Below is listed the quarterly income statements for the years ended December 31, 2004 and 2003:

				For the Quarter Ended,
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(Dollars in thousands, except per share data)	2004	2004	2004	2004	2003	2003	2003	2003
INCOME STATEMENT DATA:
Revenue:
Income recognized on finance receivables	$28,387	$27,070	$26,890	$23,908	$22,172	$21,389	$20,618	$17,618
Commissions	3,315	1,216	1,254	1,357	864	784	785	698

Total revenue	31,702	28,286	28,144	25,265	23,036	22,173	21,403	18,316

Operating expenses:
Compensation and employee services	9,717	9,155	9,211	8,537	7,545	7,370	7,679	6,393
Outside legal and other fees and services	6,369	5,348	5,450	4,241	4,168	3,886	3,276	2,817
Communications	980	840	811	1,008	769	702	667	634
Rent and occupancy	448	434	433	429	317	317	310	245
Other operating expenses	684	649	689	691	610	393	456	473
Depreciation and amortization	985	488	463	448	391	383	371	301

Total operating expenses	19,183	16,914	17,057	15,354	13,800	13,051	12,759	10,863

Income from operations	12,519	11,372	11,087	9,911	9,236	9,122	8,644	7,453
Net interest income (expense)	50	8	(43)	(65)	(328)	(84)	(75)	(56)

Income before income taxes	12,569	11,380	11,044	9,846	8,908	9,038	8,569	7,397
Provision for income taxes	4,854	4,405	4,294	3,835	3,467	3,509	3,324	2,899

Net income	$7,715	$6,975	$6,750	$6,011	$5,441	$5,529	$5,245	$4,498

Net income per share
Basic	$0.50	$0.45	$0.44	$0.39	$0.36	$0.36	$0.37	$0.33
Diluted	$0.48	$0.44	$0.43	$0.38	$0.35	$0.35	$0.33	$0.29
Weighted average shares
Basic	15,462	15,342	15,322	15,304	15,249	15,149	14,241	13,545
Diluted	16,030	15,832	15,776	15,774	15,756	15,751	15,750	15,590

Below is listed the quarterly Balance Sheet for the years ended December 31, 2004 and 2003:

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(Dollars in thousands)	2004	2004	2004	2004	2003	2003	2003	2003
BALANCE SHEET DATA:
Assets
Cash and cash equivalents	$24,513	$35,815	$27,402	$29,691	$24,912	$14,810	$7,979	$10,122
Investments(1)	23,950	20,950	14,950	—	—	—	—	1,950
Finance receivables, net	105,189	95,312	96,270	95,628	92,569	89,836	86,689	74,418
Property and equipment, net	5,752	6,033	6,022	5,878	5,166	5,233	5,059	4,996
Deferred tax asset	—	—	—	—	2,009	5,414	8,915	—
Income tax receivable	—	—	147	357	352	1,856	2,122	—
Goodwill	6,397	—	—	—	—	—	—	—
Intangible assets, net	6,319	—	—	—	—	—	—	—
Other assets	3,056	827	1,333	1,476	1,386	1,122	1,304	1,211

Total assets	$175,176	$158,937	$146,124	$133,030	$126,394	$118,271	$112,068	$92,697

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$1,414	$1,176	$1,049	$656	$1,291	$1,132	$1,314	$861
Accrued expenses	1,563	1,213	557	392	514	599	353	333
Income taxes payable	182	148	—	—	—	—	—	2,603
Accrued payroll and bonuses	4,476	3,916	3,404	1,697	3,233	2,383	2,351	1,495
Deferred tax liability	13,651	9,719	5,631	1,676	—	—	—	368
Long-term debt	1,924	2,050	2,174	2,296	1,657	1,744	1,829	925
Obligations under capital lease	576	627	679	755	551	634	540	618

Total liabilities	23,786	18,849	13,494	7,472	7,246	6,492	6,387	7,203

Stockholders’ equity
Common stock	155	154	153	153	153	152	151	136
Additional paid in capital	100,906	97,321	96,839	96,517	96,118	94,191	93,623	78,696
Retained earnings	50,329	42,613	35,638	28,888	22,877	17,436	11,907	6,662

Total stockholders’ equity	151,390	140,088	132,630	125,558	119,148	111,779	105,681	85,494

Total liabilities and stockholders’ equity	$175,176	$158,937	$146,124	$133,030	$126,394	$118,271	$112,068	$92,697

(1)	Investment balances were previously reported as cash and cash equivalents for the periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The following table sets forth certain operating data in dollars and as a percentage of total revenue for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
Revenue:
Income recognized on finance receivables	$106,254,441	93.7%	$81,796,209	96.3%	$53,802,718	96.3%
Commissions	7,141,796	6.3	3,131,054	3.7	1,944,428	3.5
Net gain on cash sales of defaulted consumer receivables	—	0.0	—	0.0	100,156	0.2

Total revenue	113,396,237	100.0	84,927,263	100.0	55,847,302	100.0
Operating expenses:
Compensation and employee services	36,620,054	32.3	28,986,795	34.1	21,700,918	38.9
Outside legal and other fees and services	21,407,570	18.9	14,147,394	16.7	8,092,460	14.5
Communications	3,638,144	3.2	2,772,110	3.3	1,914,557	3.4
Rent and occupancy	1,744,885	1.5	1,189,379	1.4	799,323	1.4
Other operating expenses	2,712,463	2.4	1,932,055	2.3	1,436,438	2.6
Depreciation and amortization	2,382,896	2.1	1,444,825	1.7	940,352	1.7

Total operating expenses	68,506,012	60.4	50,472,558	59.4	34,884,048	62.5

Income from operations	44,890,225	39.6	34,454,705	40.6	20,963,254	37.5
Interest income	222,718	0.2	60,173	0.1	21,548	0.0
Interest expense	(273,355)	(0.2)	(602,072)	(0.7)	(2,446,620)	(4.4)

Income before income taxes	44,839,588	39.5	33,912,806	39.9	18,538,182	33.2
Provision for income taxes	17,388,148	15.3	13,199,303	15.5	1,473,073	2.6

Net income	$27,451,440	24.2%	$20,713,503	24.4%	$17,065,109	30.6

Pro forma income taxes (unaudited)(1)					5,693,788	10.2

Pro forma net income (unaudited)(1)					$11,371,321	20.4%

(1)	During most of 2002 our legal structure was a limited liability company. As a limited liability company we were not subject to federal or state corporate income taxes. For comparison purposes, pro forma net income is presented, which reflects income taxes assuming we had been a corporation since the time of its formation and assuming tax rates equal to the rates that would have been in effect had we been required to report tax expense in such years.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue

     Total revenue was $113.4 million for the year ended December 31, 2004, an increase of $28.5 million or 33.6% compared to total revenue of $84.9 million for the year ended December 31, 2003.

Income Recognized on Finance Receivables

     Income recognized on finance receivables under the guidance of Practice Bulletin 6, was $106.3 million for the year ended December 31, 2004, an increase of $24.5 million or 30.0% compared to income recognized on finance receivables of $81.8 million for the year ended December 31, 2003. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $153.4 million from $117.1 million, an increase of 31.0%. Our amortization rate on owned portfolios for the year ended December 31, 2004 was 30.7% while for the year ended December 31, 2003 it was 30.1%. During the year ended December 31, 2004, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $3.3 billion at an original purchase price of $61.2 million. During the year ended December 31, 2003, we acquired defaulted consumer receivable portfolios with an aggregate face value of $2.2 billion at an original purchase price of $61.8 million. Our relative cost of acquiring defaulted consumer receivable portfolios decreased to 1.83% of face value for the year ended December 31, 2004 from 2.77% of face value for the year ended December 31, 2003. As a percentage of total face acquired in 2004, we purchased 1.4% fresh, 14.1% primary, 8.6% secondary, 41.1% tertiary, and 34.8% other, while in 2003 we purchased 2.5% fresh, 24.6% primary, 41.3% secondary, 17.9% tertiary and 13.7% other. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. During the year ended December 31, 2004, we bought a higher concentration of older, lower priced portfolios, which resulted in a lower purchase price when compared to the year ended December 31, 2003. However, regardless of the average purchase price, we intend to target a similar internal rate of return in pricing its portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.

Commissions

     Commissions were $7.1 million for the year ended December 31, 2004, an increase of $4.0 million or 129.0% compared to commissions of $3.1 million for the year ended December 31, 2003. Included in commissions are fees earned by our contingent fee subsidiary (Anchor), and in the fourth quarter of 2004 fees earned by our newly acquired skip tracing business (IGS). The increase from Anchor is related to a growing inventory of accounts.

Net gain on cash sales of defaulted consumer receivables

     Net gain on cash sales, recognized under the guidance of FAS 140, of defaulted consumer receivables was $0 for both the years ended December 31, 2004 and December 31, 2003. We retained our accounts for our collection.

Operating Expenses

     Total operating expenses were $68.5 million for the year ended December 31, 2004, an increase of $18.0 million or 35.6% compared to total operating expenses of $50.5 million for the year ended December 31, 2003. Total operating expenses, including compensation expenses, were 42.7% of cash receipts excluding sales for the year ended December 31, 2004 compared with 42.0% for the same period in 2003.

Compensation and Employee Services

     Compensation and employee services expenses were $36.6 million for the year ended December 31, 2004, an increase of $7.6 million or 26.2% compared to compensation and employee services expenses of $29.0 million for the year ended December 31, 2003. Compensation and employee services expenses increased as total employees grew from 798 at December 31, 2003 to 948 at December 31, 2004. Additionally, existing employees received normal salary increases. Compensation and employee services expenses as a percentage of cash receipts excluding sales decreased to 22.8% for the year ended December 31, 2004 from 24.1% of cash receipts excluding sales for the same period in 2003.

Outside Legal and Other Fees and Services

     Outside legal and other fees and services expenses were $21.4 million for the year ended December 31, 2004, an increase of $7.3 million or 51.8% compared to outside legal and other fees and services expenses of $14.1 million for the year ended December 31, 2003. The increase was attributable to the increased cash collections resulting from the increased number of accounts placed with independent contingent fee attorneys. This increase is consistent with the growth we experienced in our portfolio of defaulted consumer receivables and a portfolio management strategy implemented in mid 2002. This strategy resulted in us referring to the legal suit process more unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections represented 30.2% of total cash collections for the year ended December 31, 2004, up from 26.0% for the year ended December 31, 2003. Total legal expenses for the year ended December 31, 2004 were 34.5% of legal cash collections compared to 35.7% for the year ended December 31, 2003.

Communications

     Communications expenses were $3.6 million for the year ended December 31, 2004, an increase of $800,000 or 28.6% compared to communications expenses of $2.8 million for the year ended December 31, 2003.

The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 80.3% of this increase, while the remaining 19.7% was attributable to higher phone charges.

Rent and Occupancy

     Rent and occupancy expenses were $1.7 million for the year ended December 31, 2004, an increase of $500,000 or 41.7% compared to rent and occupancy expenses of $1.2 million for the year ended December 31, 2003. The increase was attributable to increased leased space due to the opening of a call center in Hampton, Virginia in March 2003 and at our new Norfolk, Virginia location which opened in January 2004. Of the $500,000 increase in 2004, the new Hampton call center accounted for $59,000 of the increase, the new Norfolk location accounted for $449,000 of the increase and the new IGS location accounted for $23,000 of the increase offset by a decrease of $31,000 related to the Virginia Beach, Virginia administrative space that was vacated in January 2004.

Other Operating Expenses

     Other operating expenses were $2.7 million for the year ended December 31, 2004, an increase of $800,000 or 42.1% compared to other operating expenses of $1.9 million for the year ended December 31, 2003. The increase was due to increases in repairs and maintenance, taxes, fees and, licenses and insurance expenses. Repairs and maintenance expenses increased by $80,000, taxes, fees and, licenses increased by $237,000, insurance expense increased by $454,000, and other expense items increased by $29,000.

Depreciation and Amortization

     Depreciation and amortization expenses were $2.4 million for the year ended December 31, 2004, an increase of $1.0 million or 71.4% compared to depreciation and amortization expenses of $1.4 million for the year ended December 31, 2003. The increase was attributable to the depreciation and amortization of the acquired assets of IGS and the continued capital expenditures on equipment, software and computers related to our growth and systems upgrades. The amortization of the IGS intangible assets accounted for $481,000 of the increase while the remaining increase of $519,000 resulted from continued capital expenditures on equipment, software and computers.

Interest Income

     Interest income was $223,000 for the year ended December 31, 2004, an increase of $163,000 or 271.7% compared to interest income of $60,000 for the year ended December 31, 2003. These amounts are the result of investing in tax-exempt auction rate certificates in 2003 and 2004. The increase is due to larger invested balances in 2004 than in 2003 as well as a higher rate of return.

Interest Expense

     Interest expense was $273,000 for the year ended December 31, 2004, a decrease of $327,000 or 54.5% compared to interest expense of $600,000 for the year ended December 31, 2003. The decrease is due to a lower unused line fee under the new revolving credit arrangement. In addition, with the termination of a revolving line of credit, we wrote off $284,000 in the fourth quarter of 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue

     Total revenue was $84.9 million for the year ended December 31, 2003, an increase of $29.1 million or 52.2% compared to total revenue of $55.8 million for the year ended December 31, 2002.

Income Recognized on Finance Receivables

     Income recognized on finance receivables, recognized under the guidance of Practice Bulletin 6, was $81.8 million for the year ended December 31, 2003, an increase of $28.0 million or 52.0% compared to income recognized on finance receivables of $53.8 million for the year ended December 31, 2002. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $117.1 million from $79.3 million, an increase of 47.7%. Our amortization rate on owned portfolios for the year ended December 31, 2003 was 30.1% while for the year ended December 31, 2002 it was 32.1%. During the year ended December 31, 2003, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $2.2 billion at an original purchase price of $61.8 million. During the year ended December 31, 2002, we acquired defaulted consumer receivable portfolios with an aggregate face value of $2.0 billion at an original purchase price of $42.4 million. Our relative cost of acquiring defaulted consumer receivable portfolios increased to 2.8% of face value for the year ended December 31, 2003 from 2.2% of face value for the year ended December 31, 2002. As a percentage of total face acquired in 2003, we purchased 2.5% fresh, 24.6% primary, 41.3% secondary, 17.9% tertiary, and 13.7% other, while in 2002 we purchased 7.5% fresh, 13.2% primary, 35.1% secondary, 39.6% tertiary and 4.6% other. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. During the year ended December 31, 2003, we bought a higher concentration of newer, higher priced portfolios, which resulted in a higher purchase price when compared to the year ended December 31, 2002. However, regardless of the average purchase price, we intend to target a similar internal rate of return in pricing its portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a portfolio.

Commissions

     Commissions were $3.1 million for the year ended December 31, 2003, an increase of $1.2 million or 63.2% compared to commissions of $1.9 million for the year ended December 31, 2002. Commissions increased as a result of a growing inventory of accounts.

Net gain on cash sales of defaulted consumer receivables

     Net gain on cash sales, recognized under the guidance of FAS 140, of defaulted consumer receivables were $0 for the year ended December 31, 2003, a decrease of $100,000 or 100.0% compared to net gain on cash sales of defaulted consumer receivables of $100,000 for the year ended December 31, 2002, which was derived from one sale in June 2002.

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

Outside Legal and Other Fees and Services

     Outside legal and other fees and services expenses were $14.1 million for the year ended December 31, 2003, an increase of $6.0 million or 74.1% compared to outside legal and other fees and services expenses of $8.1 million for the year ended December 31, 2002. The increase was attributable to the increased cash collections resulting from the increased number of accounts placed with independent contingent fee attorneys. This increase is consistent with the growth we experienced in our portfolio of defaulted consumer receivables and a portfolio management strategy implemented in mid 2002. This strategy resulted in us referring to the legal suit process more unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections represented 26.0% of total cash collections for the year ended December 31, 2003, up from 19.5% for the year ended December 31, 2002. Total legal expenses for the year ended December 31, 2003 were 35.7% of legal cash collections compared to 38.4% for the year ended December 31, 2002.

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

Other Operating Expenses

     Other operating expenses were $1.9 million for the year ended December 31, 2003, an increase of $500,000 or 35.7% compared to other operating expenses of $1.4 million for the year ended December 31, 2002. The increase was due to increases in repairs and maintenance, hiring and insurance. Repairs and maintenance expenses increased by $124,000, hiring expenses increased by $139,000 and insurance expense increased by $257,000, offset by decreases in other expense items of $20,000.

Depreciation and amortization

     Depreciation and amortization expenses were $1.4 million for the year ended December 31, 2003, an increase of $460,000 or 48.9% compared to depreciation expenses of $940,000 for the year ended December 31, 2002. The increase was attributable to continued capital expenditures on equipment, software, and computers related to our growth and systems upgrades. Of the increase in depreciation expenses, 61.7% is the result of the March 2003 opening of our new Hampton office and an associated $2.0 million in equipment purchases. The remaining increase of 38.3% was the result of system upgrades.

Interest Income

     Interest income was $60,000 for the year ended December 31, 2003, an increase of $38,000 or 172.7% compared to interest income of $22,000 for the year ended December 31, 2002. This increase is the result of investing in short-term municipal instruments during the first half of 2003 versus investments of less than two months in 2002.

Interest Expense

     Interest expense was $600,000 for the year ended December 31, 2003, a decrease of $1.8 million or 75.0% compared to interest expense of $2.4 million for the year ended December 31, 2002. This decreased primarily as a result of the payoff of all outstanding revolving debt with the proceeds from our initial public offering, but also includes a $284,000 charge related to the termination of the Westside Funding facility in the fourth quarter of 2003.

Supplemental Performance Data

Owned Portfolio Performance:

     The following table shows our portfolio buying activity by year, setting forth, among other things, the purchase price, actual cash collections and estimated remaining cash collections as of December 31, 2004.

($ in thousands)

		Actual Cash			Total Estimated
		Collections			Collections to
Purchase Period	Purchase	Including Cash	Estimated Remaining	Total Estimated	Purchase
Ending December 31,	Price(1)	Sales	Collections(2)	Collections(3)	Price(4)
1996	$3,080	$9,265	$95	$9,361	304%
1997	$7,685	$22,423	$274	$22,697	295%
1998	$11,089	$31,133	$827	$31,960	288%
1999	$18,898	$53,539	$3,532	$57,070	302%
2000	$25,015	$77,058	$10,295	$87,352	349%
2001	$33,472	$102,090	$27,209	$129,299	386%
2002	$42,282	$87,084	$51,511	$138,596	328%
2003	$61,528	$74,014	$92,432	$166,446	271%
2004	$61,355	$18,025	$121,936	$139,960	228%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(3)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(4)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

     When we acquire a portfolio of defaulted accounts, we generally do so with a forecast of future total collections to purchase price paid of no more than 2.6 times. Only after the portfolio has established probable and estimable performance in excess of that projection will estimated remaining collections be increased.

     The following graph shows the purchase price of our owned portfolios by year beginning in 1996. The purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts.

     We utilize a long-term approach to collecting our owned pools of receivables. This approach has historically caused us to realize significant cash collections and revenues from purchased pools of finance receivables years after they are originally acquired. As a result, we have in the past been able to temporarily reduce our level of current period acquisitions without a corresponding negative current period impact on cash collections and revenue.

     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates our ability to realize significant multi-year cash collection streams on our owned pools.

Cash Collections By Year, By Year of Purchase

($ in thousands)
Purchase	Purchase					Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$9,204
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	$21,943
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	$31,078
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	$52,846
2000	25,015	—	—	—	—	6,894	19,498	19,478	16,628	14,098	$76,596
2001	33,472	—	—	—	—	—	13,048	28,831	28,003	26,717	$96,599
2002	42,282	—	—	—	—	—	—	15,073	36,258	35,742	$87,073
2003	61,528	—	—	—	—	—	—	—	24,308	49,706	$74,014
2004	61,355	—	—	—	—	—	—	—	—	18,019	$18,019

Total	$264,404	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$467,372

     When we acquire a new pool of finance receivables, our estimates typically result in a 72-84 month projection of cash collections. The following chart shows our historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase.

Owned Portfolio Personnel Performance:

     We measure the productivity of each collector each month, breaking results into groups of similarly tenured collectors. The following three tables display various productivity measures that we track.

Collector by Tenure

Tenure at:	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04
One year +(1)	109	151	210	241	298
Less than one year (2)	180	218	223	338	349
Total(2)	289	369	433	579	647

(1)	Calculated based on actual employees (collectors) with one year of service or more.

(2)	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE.”

Monthly Cash Collections by Tenure (1)

Average performance	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04
One year + (2)	$14,081	$15,205	$16,927	$18,158	$17,129
Less than one year(3)	7,482	7,740	8,689	8,303	9,363

(1)	Cash collection numbers include only accounts assigned to collectors. Significant cash collections do occur on “unassigned” accounts.

(2)	Calculated using average YTD monthly cash collections of all collectors with one year or more of tenure.

(3)	Calculated using weighted average YTD monthly cash collections of all collectors with less than one year of tenure, including those in training.

Cash Collections per Hour Paid (1)

Average performance	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04
Total cash collections	$64.37	$77.20	$96.37	$108.27	$117.59
Non-legal cash collections	$53.31	$66.87	$77.72	$80.10	$82.06

(1)	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

     Cash collections have substantially exceeded revenue in each quarter since our formation. The following chart illustrates the consistent excess of our cash collections on our owned portfolios over income recognized in finance receivables on a quarterly basis. The difference between cash collections and income recognized is referred to as payments applied to principal. It is also referred to as amortization of purchase price. This amortization is the portion of cash collections that is used to recover the cost of the portfolio investment represented on the Balance Sheet.

(1)	Includes cash collections on finance receivables only. Excludes commissions and cash proceeds from sales of defaulted consumer receivables.

Seasonality

     We depend on the ability to collect on our owned and serviced defaulted consumer receivables. Collections tend to be higher in the first and second quarters of the year and lower in the third and fourth quarters of the year, due to consumer payment patterns in connection with seasonal employment trends, income tax refunds, and holiday spending habits. Due to our historical quarterly cash collections, our growth has partially masked the impact of this seasonality.

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	2004	2003	2002
Balance at beginning of year	$92,568,557	$65,526,235	$47,986,744
Acquisitions of finance receivables, net of buybacks(1)	59,770,354	62,298,316	42,990,924
Cash collections applied to principal on finance receivables (2)	(47,150,005)	(35,255,994)	(25,450,833
Cost of finance receivables sold, net of allowance for returns	—	—	(600)

Balance at end of year	$105,188,906	$92,568,557	$65,526,235

Estimated Remaining Collections (“ERC”)(3)	$308,111,355	$267,666,689	$195,669,147

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item, however, it is provided here for informational purposes.

Liquidity and Capital Resources

     Historically, our primary sources of cash have been cash flows from operations, bank borrowings, and equity offerings. Cash has been used for acquisitions of finance receivables, repayments of bank borrowings, purchases of property and equipment, and working capital to support our growth.

     We believe that funds generated from operations, together with existing cash and available borrowings under our credit agreement will be sufficient to finance our current operations, planned capital expenditure requirements, and internal growth at least through the next twelve months. However, we could require additional debt or equity financing if we were to make any other significant acquisitions requiring cash during that period.

     Cash generated from operations is dependent upon our ability to collect on our defaulted consumer receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our expected future cash flows.

     Our operating activities provided cash of $49.3 million, $35.1 million and $21.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received. Net income increased to $27.5 million for the year ended December 31, 2004 from $20.7 million for the year ended December 31, 2003 and $17.1 million for the year ended December 31, 2002. In addition, we realized tax benefits derived from stock option and stock warrant exercises of $1.1 million in 2004, $16.4 million in 2003 and $0.2 million in 2002.

     Our investing activities used cash of $50.8 million, $23.5 million and $24.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, net of cash collections applied to the cost of the receivables and purchases of auction rate certificates. In addition, in 2004, we purchased the assets of IGS Nevada, Inc. for $12.1 million in cash including acquisition costs.

     Our financing activities provided cash of $1.1 million, $1.4 million and $10.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The exercise of stock options and stock warrants generated cash from financing activities of $1.1 million for the year ended December 31, 2004, $1.4 million for the year ended December 31, 2003 and $210,000 for the year ended December 31, 2002. In 2002, the IPO generated cash of $40.4 million. Utilizing proceeds from the IPO, we paid off the outstanding balance of our line of credit of $29.0 million at the time of the offering.

     Cash paid for interest expense was $273,000, $281,000 and $2.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. In 2004 and 2003, the majority of interest expenses were paid on long-term debt and capital lease obligations. In addition, in 2003, we terminated our line of credit agreement with WestLB and incurred $284,000 of additional non-cash interest costs. In 2002, the majority of interest expenses were paid for lines of credit used to finance acquisitions of defaulted consumer receivables portfolios.

     We maintain a $25.0 million revolving line of credit with RBC Centura Bank (“RBC”) pursuant to an agreement entered into on November 28, 2003. On November 22, 2004, we amended this revolving line of credit agreement by entering into an Amended and Restated Commercial Promissory Note with RBC. The only material change to the original agreement was the extension of the maturity date to November 28, 2006. Other terms of the original agreement, including the rate of interest, payment terms and available credit, remain the same . The credit facility bears interest at a spread of 2.50% over LIBOR and extends through November 28, 2006. The agreement provides for:

•	restrictions on monthly borrowings are limited to 20% of Estimated Remaining Collections;

•	a debt coverage ratio of at least 8.0 to 1.0 calculated on a rolling twelve-month average;

•	a debt to tangible net worth ratio of less than 0.40 to 1.00;

•	net income per quarter of at least $1.00, calculated on a consolidated basis; and

•	restrictions on change of control.

     This facility had no amounts outstanding at December 31, 2004.

     As of December 31, 2004 there are five loans outstanding. On July 20, 2000, one of our subsidiaries entered into a credit facility for a $550,000 loan, for the purpose of purchasing a building and land in Hutchinson, Kansas. The loan bears interest at a variable rate based on LIBOR and consists of monthly principal payments for 60 months and a final installment of unpaid principal and accrued interest payable on July 21, 2005. On February 9, 2001, we entered into a commercial loan agreement in the amount of $107,000 in order to purchase equipment for our Norfolk, Virginia location. This loan bears interest at a fixed rate of 7.9% and matures on February 1, 2006. On February 20, 2002, one of our subsidiaries entered into an additional arrangement for a $500,000 commercial loan in order to finance construction of a parking lot at our Norfolk, Virginia location. This loan bears interest at a fixed rate of 6.47% and matures on September 1, 2007. On May 1, 2003, we entered into a commercial loan agreement in the amount of $975,000 to finance equipment purchases for our Hampton, Virginia location. This loan bears interest at a fixed rate of 4.25% and matures on May 1, 2008. On January 9, 2004, we entered into a commercial loan agreement in the amount of $750,000 to finance equipment purchases at our newly leased Norfolk facility. This loan bears interest at a fixed rate of 4.45% and matures on January 1, 2009. The loans are collateralized by the related asset and require us to maintain net worth greater than $20 million and a cash flow coverage ratio of at least 1.5 to 1.0 calculated on a rolling twelve-month average.

Contractual Obligations

     The following summarizes our contractual obligations that exist as of December 31, 2004:

		Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$13,172,919	$1,657,219	$2,999,778	$3,165,645	$5,350,277
Long-Term Debt	2,072,844	848,801	969,984	254,059	—
Capital Lease Obligations	629,463	219,372	304,443	105,648	—
Purchase Commitments(1)	6,575,227	1,905,227	4,490,000	180,000	—
Employment Agreements	3,676,333	2,183,854	1,492,479	—	—

Total	$26,126,786	$6,814,473	$10,256,684	$3,705,352	$5,350,277

(1)	Of this amount, $4,000,000 represents the potential payout we will incur as additional purchase price in years 1-3 in association with the acquisition of the assets of IGS Nevada, Inc. The earn out provisions are defined in the asset purchase agreement.

Off Balance Sheet Arrangements

     We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934.

Recent Accounting Pronouncements

     In October 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer.” The SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004 and amends Practice Bulletin 6 which remains in effect for loans acquired prior to the SOP effective date. The SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. The SOP would require that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP would initially freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, effective January 1, 2005, the carrying value of a portfolio would be written down to maintain the then-current IRR. The SOP also amends Practice Bulletin 6 in a similar manner and applies to all loans acquired prior to January 1, 2005. Increases in expected future cash flows can be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increased yield then becomes the new benchmark for impairment testing. The SOP provides that previously issued annual financial statements would not need to be restated. Historically, as we have applied the guidance of Practice Bulletin 6, we have moved yields upward and downward as appropriate under that guidance. However, since the new SOP guidance does not permit yields to be lowered, under either the revised Practice Bulletin 6 or SOP 03-03, it will increase the probability of us having to incur impairment charges in the future.

     In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104 clarifies existing guidance regarding revenue contracts that contain multiple deliverables to make it consistent with Emerging Issues Task Force (EITF) No. 00-21. The adoption of SAB 104 did not have a material impact on our results of operations or financial position.

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB statement No. 123R, “Share-Based Payment,” (“FAS 123R”). FAS 123R revises FASB statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.” FAS 123R applies to all stock-based compensation transactions in which a company acquires services by (1) issuing its stock or other equity instruments, except through arrangements resulting from employee stock-ownership plans (ESOPs) or (2) incurring liabilities that are based on the company’s stock price. FAS 123R is effective for periods that begin after June 15, 2005; however, early adoption is encouraged. We believe that all of our existing stock-based awards are equity instruments. We previously adopted FAS 123 on January 1, 2002 and have been expensing equity based compensation since that time. We believe the adoption of FAS 123R will have no material impact on our financial statements.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require our management to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

     Management believes our critical accounting policies and estimates are those related to revenue recognition, valuation of acquired intangibles and goodwill and income taxes. Management believes these policies to be critical because they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition

     We account for our investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Static pools of relatively homogenous accounts are established. Once a static pool is established, the receivable accounts in the pool are not changed. Each static pool is recorded at cost, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Income on finance receivables is accrued monthly based on each static pool’s effective interest rate. This interest rate is estimated and periodically recalculated upward or downward based on the timing and amount of anticipated cash flows using our proprietary collection model. Monthly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, monthly cash flows that are less than the monthly accrual will accrete the carrying balance. Each pool is reviewed monthly and compared to our models to ensure complete amortization of the carrying balance at the end of each pool’s life. In the event that cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance. Accordingly, we do not maintain an allowance for credit losses.

     As discussed more fully in this same section under “Recent Accounting Pronouncements,” we will begin to apply the provisions of SOP 03-03 on January 1, 2005. This SOP will become the basis for our revenue recognition of our owned finance receivables portfolio.

     We utilize the provisions of Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) to commission revenue from our contingent fee and skip-tracing subsidiaries. EITF 99-19 requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes who retains inventory/credit risk, who controls vendor selection, who establishes pricing and who remains the primary obligor on the transaction. Each of these factors were considered to determine the correct method of recognizing revenue from our subsidiaries.

     For our contingent fee subsidiary, revenue is recognized at the time customer (debtor) funds are collected. The portfolios are owned by the clients and the collection effort is outsourced to our subsidiary under a commission fee arrangement. The clients retain control and ownership of the accounts we service. These revenues are reported on a net basis and are included in the line item “Commissions.”

     Our skip tracing subsidiary utilizes gross reporting under this EITF. We generate revenue by working an account and successfully locating a customer for our client. An “investigative fees” is received for these services. In addition, we incur “agent expenses” where we hire a third-party collector to effectuate repossession. In many cases we have an arrangement with our client which allows us to bill the client for these fees. We have determined these fees to be gross revenue based on the criteria in EITF 99-19 and they are recorded as such in the line item “Commissions,” primarily because we are primarily liable to the third party collector. There is a corresponding expense in “Outside Legal and Other Fees and Services” for these pass-through items.

     We account for our gain on cash sales of finance receivables under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Gains on sale of finance receivables, representing the difference between the sales price and the unamortized value of the finance receivables sold, are recognized when finance receivables are sold.

     We apply a financial components approach that focuses on control when accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, eliminates financial assets when control has been surrendered, and eliminates liabilities when extinguished. This approach provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

Valuation of Acquired Intangibles and Goodwill

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we are required to perform a review of goodwill for impairment annually, or earlier if indicators of potential impairment exist. The review of goodwill for potential impairment is highly subjective and requires that: (1) goodwill be allocated to various reporting units of our business to which it relates; (2) we estimate the fair value of those reporting units to which the goodwill relates; and (3) we determine the book value of those reporting units. If the estimated fair value of reporting units with allocated goodwill is determined to be less than their book value, we are required to estimate the fair value of all identifiable assets and liabilities of those reporting units in a manner similar to a purchase price allocation for an acquired business. This requires independent valuation of certain unrecognized assets. Once this process is complete, the amount of goodwill impairment, if any, can be determined.

     We believe as of December 31, 2004 there was no impairment of goodwill. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts, and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles, or goodwill.

Income Taxes

     We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.

     We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, a valuation allowance would be established and charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     Our exposure to market risk relates to interest rate risk with its variable rate credit line. As of December 31, 2004, we had no variable rate debt outstanding on our revolving credit lines. We did have variable rate debt outstanding on our long-term debt collateralized by the Kansas real estate. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	45-46
Consolidated Balance Sheets
As of December 31, 2004 and 2003	47
Consolidated Income Statements
For the years ended December 31, 2004, 2003 and 2002	48
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2004, 2003 and 2002	49
Consolidated Statements of Cash Flows
For the years ended December 31, 2004, 2003 and 2002	50
Notes to Consolidated Financial Statements	51-68

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Portfolio Recovery Associates, Inc.:

We have completed an integrated audit of Portfolio Recovery Associates, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Portfolio Recovery Associates, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
McLean, Virginia
March 14, 2005

Portfolio Recovery Associates, Inc.
Consolidated Balance Sheets
December 31, 2004 and 2003

	December 31,	December 31,
	2004	2003
Assets

Cash and cash equivalents	$24,512,575	$24,911,841
Investments	23,950,000	$—
Finance receivables, net	105,188,906	92,568,557
Property and equipment, net	5,752,489	5,166,380
Deferred tax asset	—	2,009,426
Income tax receivable	—	351,861
Goodwill	6,397,138	—
Intangible assets, net	6,318,838	—
Other assets	3,056,023	1,385,706

Total assets	$175,175,969	$126,393,771

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$1,413,726	$1,290,332
Accrued expenses	1,563,285	513,687
Income taxes payable	182,221	—
Accrued payroll and bonuses	4,475,919	3,233,409
Deferred tax liability	13,650,722	—
Long-term debt	1,924,422	1,656,972
Obligations under capital lease	576,234	551,325

Total liabilities	23,786,529	7,245,725
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000,000, issued and outstanding shares - 15,498,210 at December 31, 2004, and 15,294,676 at December 31, 2003	154,982	152,947
Additional paid in capital	100,905,851	96,117,932
Retained earnings	50,328,607	22,877,167

Total stockholders’ equity	151,389,440	119,148,046

Total liabilities and stockholders’ equity	$175,175,969	$126,393,771

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Income Statements
For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenues:
Income recognized on finance receivables	$106,254,441	$81,796,209	$53,802,718
Commissions	7,141,796	3,131,054	1,944,428
Net gain on cash sales of defaulted consumer receivables	—	—	100,156

Total revenue	113,396,237	84,927,263	55,847,302

Operating expenses:
Compensation and employee services	36,620,054	28,986,795	21,700,918
Outside legal and other fees and services	21,407,570	14,147,394	8,092,460
Communications	3,638,144	2,772,110	1,914,557
Rent and occupancy	1,744,885	1,189,379	799,323
Other operating expenses	2,712,463	1,932,055	1,436,438
Depreciation and amortization	2,382,896	1,444,825	940,352

Total operating expenses	68,506,012	50,472,558	34,884,048

Income from operations	44,890,225	34,454,705	20,963,254

Other income and (expense):
Interest income	222,718	60,173	21,548
Interest expense	(273,355)	(602,072)	(2,446,620)

Income before income taxes	44,839,588	33,912,806	18,538,182

Provision for income taxes	17,388,148	13,199,303	1,473,073

Net income	$27,451,440	$20,713,503	$17,065,109

Pro forma income taxes (unaudited)			5,693,788

Pro forma net income (unaudited)			$11,371,321

Net income per common share
Basic	$1.79	$1.42
Diluted	$1.73	$1.32

Pro forma net income per common share (unaudited)
Basic			$1.08
Diluted			$0.94
Weighted average number of shares outstanding
Basic	15,357,475	14,545,985	10,529,452
Diluted	15,852,916	15,711,956	12,066,202

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2004, 2003 and 2002

					Accumulated
			Additional		Other	Total
	Members'	Common	Paid in	Retained	Comprehensive	Stockholders'
	Equity	Stock	Capital	Earnings	Loss	Equity
Balance at December 31, 2001	28,128,809	—	—	—	(377,303)	27,751,506

Net income	14,901,445	—	—	2,163,664	—	17,065,109
Reclassification adjustment on interest rate swap	—	—	—	—	377,303	377,303

Total comprehensive income						17,442,412
Proceeds from initial public offering, net of expenses	—	34,700	40,245,184	—	—	40,279,884
Exercise of warrants	—	500	209,500	—	—	210,000
Recapitalization	(37,480,724)	100,000	37,480,724	—	—	100,000
Amortization of stock-based compensation	—	—	124,386	—	—	124,386
Stock-based compensation income tax benefits	—	—	248,960	—	—	248,960
Distributions	(5,549,530)	—	—	—	—	(5,549,530)

Balance at December 31, 2002	—	135,200	78,308,754	2,163,664	—	80,607,618

Net income	—	—	—	20,713,503	—	20,713,503
Exercise of stock options and warrants	—	17,747	1,377,148	—	—	1,394,895
Amortization of stock-based compensation	—	—	422,127	—	—	422,127
Stock-based compensation income tax benefits	—	—	16,009,903	—	—	16,009,903

Balance at December 31, 2003	$—	$152,947	$96,117,932	$22,877,167	$—	$119,148,046

Net income	—	—	—	27,451,440	—	27,451,440
Exercise of stock options, warrants and vesting of restricted shares	—	1,336	1,195,013	—	—	1,196,349
Issuance of common stock for acquisition	—	699	1,999,540	—	—	2,000,239
Amortization of stock-based compensation	—	—	507,091	—	—	507,091
Stock-based compensation income tax benefits	—	—	1,086,275	—	—	1,086,275

Balance at December 31, 2004	$—	$154,982	$100,905,851	$50,328,607	$—	$151,389,440

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Operating activities:
Net income	$27,451,440	$20,713,503	$17,065,109
Adjustments to reconcile net income to cash provided by operating activities:
Increase in equity from vested options	575,157	422,127	124,386
Income tax benefit related to stock option exercise	1,086,275	16,396,867	248,960
Depreciation and amortiztion	2,382,896	1,444,825	940,352
Deferred tax expense (benefit), net	15,660,148	(2,296,308)	286,882
Gain on sales of finance receivables, net	—	—	(100,156)
Changes in operating assets and liabilities:
Other assets	(820,317)	(356,510)	(67,824)
Accounts payable	123,394	(80,072)	1,082,269
Income taxes	534,082	(1,289,092)	937,231
Accrued expenses	1,049,598	(246,524)	137,180
Accrued payroll and bonuses	1,242,510	372,073	1,186,965

Net cash provided by operating activities	49,285,183	35,080,889	21,841,354

Cash flows from investing activities:
Purchases of property and equipment	(2,090,934)	(2,454,138)	(1,316,132)
Acquisition of finance receivables, net of buybacks	(59,770,354)	(62,298,316)	(42,990,924)
Collections applied to principal on finance receivables	47,150,005	35,255,994	25,450,833
Purchases of auction rate certificates	(23,950,000)	—	(5,950,000)
Sales of auction rate certificates	—	5,950,000	—
Acquisition of IGS Nevada, net of acquisition costs	(12,146,899)	—	—
Proceeds from sale of finance receivables, net of allowances for returns	—	—	100,756

Net cash used in investing activities	(50,808,182)	(23,546,460)	(24,705,467)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	—	—	40,379,884
Proceeds from exercise of options and warrants	1,128,283	1,394,895	210,000
Public offering costs	—	(386,964)	—
Distribution of capital	—	—	(5,549,530)
Net payments on lines of credit	—	—	(25,000,000)
Proceeds from long-term debt	750,000	975,000	500,000
Payments on long-term debt	(482,550)	(283,610)	(102,850)
Payments on capital lease obligations	(272,000)	(310,639)	(365,060)

Net cash provided by financing activities	1,123,733	1,388,682	10,072,444

Net (decrease)/increase in cash and cash equivalents	(399,266)	12,923,111	7,208,331

Cash and cash equivalents, beginning of period	24,911,841	11,988,730	4,780,399

Cash and cash equivalents, end of period	$24,512,575	$24,911,841	$11,988,730

Supplemental disclosure of cash flow information:
Cash paid for interest	$273,355	$281,332	$2,698,782
Cash paid for income taxes	$390,000	$389,600	$—

Noncash investing and financing activities:
Capital lease obligations incurred	296,910	362,813	38,896
Acquisition of IGS Nevada — Common stock issued	2,000,239	—	—
Basis — swap contract	—	—	(377,303)

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Business:

     Portfolio Recovery Associates, Inc. was formed in August 2002. On November 8, 2002, Portfolio Recovery Associates, Inc. completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of Portfolio Recovery Associates, LLC (“PRA”) were exchanged on a one to one basis for warrants and shares of a single class of common stock of Portfolio Recovery Associates, Inc. (“PRA Inc”). Another subsidiary, PRA II, was dissolved immediately prior to the IPO. PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) purchase, collect and manage portfolios of defaulted consumer receivables. The defaulted consumer receivables the Company collects are either purchased from debt sellers or are collected on behalf of clients on a commission fee basis. This is primarily accomplished by maintaining a staff of collectors whose purpose is to contact the customers and arrange payment of the debt. Secondarily, PRA has contracted with independent attorneys, with which the Company can undertake legal action in order to satisfy the outstanding debt.

     On December 28, 1999, PRA formed a wholly owned subsidiary, PRA Holding I, LLC (“PRA Holding I”), and is the sole initial member. PRA Holding I is organized for the sole purpose of holding the real property in Hutchinson, Kansas (see Note 12) and Norfolk, Virginia.

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

     On October 1, 2004, PRA acquired the assets of IGS Nevada, Inc., a privately held company specializing in asset-location and debt resolution services. The transaction was completed at a price of $14 million, consisting of $12 million in cash and $2 million in PRA Inc common stock. The total purchase price could increase by $4 million, through contingent cash payments of $2 million each in 2005 and 2006, based upon the performance of the acquired entity during each of those two years. The Company created a new wholly owned subsidiary on September 10, 2004 which holds the acquired assets. This new entity operates under the name of PRA Location Services, LLC d/b/a IGS Nevada (“IGS”). IGS Nevada, Inc.’s founder and his top management team have signed long-term employment agreements and will continue to manage IGS.

     PRA Funding, LLC and PRA III were dissolved into PRA on November 24, 2003.

2.	Summary of Significant Accounting Policies:

Principles of accounting and consolidation: The consolidated financial statements of the Company are prepared in accordance with accounting standards generally accepted in the United States of America and include the accounts of PRA, PRA Holding I, Anchor and IGS. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investments: The Company accounts for its investments under the guidance of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2004, the Company had investments totaling $23,950,000 which consist of variable rate auction rate certificates classified as available-for-sale securities. These securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these investments. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments and all income generated was recorded as interest income.

Concentrations of Credit Risk: Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and investments. The Company places its cash and cash equivalents and investments with high quality financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. At December 31,2004 and 2003,

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

the Company had highly liquid investments, with two investment brokerage firms, totaling $23,950,000 and $0, respectively. These investments have ratings of AA or better.

Finance receivables and income recognition: The Company accounts for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on CertainAcquired Loans.” Static pools of relatively homogenous accounts are established. Once a static pool is established, the receivable accounts in the pool are not changed. Each static pool is recorded at cost, and isaccounted for as a single unit for the recognition of income, principal payments and loss provision. Income on finance receivables is accrued monthly based on each static pool’s effective interest rate. This interest rate is estimated and periodically recalculated upward or downward based on the timing and amount of anticipated cash flows using the Company’s proprietary collection model. Monthly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, monthly cash flows that areless than the monthly accrual will accrete the carrying balance. Each pool is reviewed monthly and compared to the Company’s models to ensure complete amortization of the carrying balance at the end of each pool’s life. The cost recovery method prescribed by Practice Bulletin 6 is used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. Additionally, a pool can become fully amortized (zero carrying balance on the Statement of Financial Position) while still generating cash collections. In this case, all cash collections are recognized as revenue when received.

     In the event that cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance. Accordingly, the Company does not maintain an allowance for credit losses.

     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at December 31, 2004, 2003 and 2002 was $1,098,847, $1,802,194 and $1,666,682, respectively. During the years ended December 31, 2004, 2003 and 2002 the Company capitalized $708,632, $1,174,660 and $1,299,803, respectively, of these direct acquisition fees. During the years ended December 31, 2004, 2003 and 2002 the Company amortized $881,330, $1,039,148 and $531,117, respectively, of these direct acquisition fees. During 2004 the Company wrote-off $530,649 related to the capitalization of fees paid to third parties for address correction and other customer data associated with the acquisition of portfolios purchased over the past 5 years.

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

Commissions: The Company utilizes the provisions of Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) to commission revenue from its contingent fee and skip-tracing subsidiaries. EITF 99-19 requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes who retains inventory/credit risk, who controls vendor selection, who establishes pricing and who remains the primary obligor on the transaction. The Company considered each of these factors to determine the correct method of recognizing revenue from its subsidiaries.

     For the Company’s contingent fee subsidiary, revenue is recognized at the time customer (debtor) funds are collected. The portfolios are owned by the clients and the collection effort is outsourced to the Company’s subsidiary under a commission fee arrangement. The clients retain control and ownership of the accounts the Company services. These revenues are reported on a net basis and included in the line item “Commissions.”

     The Company’s skip tracing subsidiary utilizes gross reporting under this EITF. They generate revenue by working an account and successfully locating a customer for their client. An “investigative fees” is received for these services. In addition, the Company incurs “agent expenses” where it hires a third-party collector to

Recovery Associates, Inc.
Notes to Consolidated Financial Statements

effectuate repossession. In many cases the Company has an arrangement with its client which allows it to bill the client for these fees. The Company has determined these fees to be gross revenue based on the criteria in EITF 99-19 and they are recorded as such in the line item “Commissions,” primarily because the Company is primarily liable to the third party collector. There is a corresponding expense in “Outside Legal and Other Fees and Services” for these pass-through items.

Net gain on cash sales of finance receivables: The Company accounts for its gain on cash sales of finance receivables under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Gains on sale of finance receivables, representing the difference between the sales price and the unamortized value of the finance receivables sold, are recognized when finance receivables are sold.

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

Property and equipment: Property and equipment, including improvements that significantly add to the productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed currently. Property and equipment are depreciated over their useful lives using the straight-line method of depreciation. Software and computer equipment are depreciated over three to five years. Furniture and fixtures are depreciated over five years. Equipment is depreciated over five to seven years. Leasehold improvements are depreciated over the lessor of the useful life or the remaining life of the leased property, which ranges from three to ten years. Building improvements are depreciated over ten to thirty-nine years.

Intangible assets: The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on October 1, 2004. Prior to this date, the Company had no assets in this category. With the acquisition of IGS on October 1, 2004, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client relationships, non-compete agreements and goodwill. In accordance with SFAS 142, the Company is amortizing the client relationships and non-compete agreements over seven and three years, respectively. In addition, goodwill, pursuant to FAS 142, is not amortized, but rather reviewed annually for impairment.

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

     The Company is subject to compliance reviews by the Internal Revenue Service (“IRS”) and other taxing jurisdictions on various tax matters, including challenges to various positions the Company asserts in its filings. Certain tax contingencies are recognized when they are determined to be probable and reasonably estimable. The Company believes it has adequately accrued for tax contingencies that have met both the probable and reasonably estimable criteria. As of December 31, 2004, there are certain tax contingencies that either are not considered probable or are not reasonably estimable by the Company at this time. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Advertising costs: Advertising costs are expensed when incurred.

Operating leases: General abatements or prepaid leasing costs are recognized on a straight-line basis over the life of the lease.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

Capital leases: Leases are analyzed to determine if they meet the definition of a capital lease as defined in SFAS No. 13, “Accounting for Leases.” Those lease arrangements that meet one of the four criteria are considered capital leases. As such, the leased asset is capitalized and depreciated. The lease is recorded as a liability with each payment amortizing the principal balance and a portion classified as interest expense.

Stock-based compensation: The Company applied the intrinsic value method provided for under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” for all warrants issued to employees prior to January 1, 2002. For warrants and options issued to non-employees, the Company followed the fair value method of accounting as prescribed under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). On January 1, 2002 the Company adopted SFAS 123 on a prospective basis for all warrants and options granted and reported the change in accounting principle using the retroactive restatement method as prescribed in SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” For warrants issued to employees prior to January 1, 2002, pro forma net income assuming the warrants were accounted for as prescribed by SFAS 123, has been disclosed in Note 14 to the financial statements.

Pro forma earnings (unaudited) per share: Basic earnings per share reflect net income adjusted for the pro forma income tax provision divided by the weighted average number of shares outstanding. Diluted earnings per share include the effect of dilutive stock options during the period. As of December 31, 2004, no stock options issued under the 2002 Stock Option Plan were antidilutive.

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

     Significant estimates have been made by management with respect to the collectibility of future cash flows of portfolios. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur within one year. On a monthly basis, management reviews the estimate of future collections, and whether it is reasonably possible that its assessment of collectibility may change based on actual results and other factors.

Estimated fair value of financial instruments: The Company applies the provisions of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to its financial instruments. Its financial instruments consist of cash and cash equivalents, investments, finance receivables, net, line of credit, long-term debt, and obligations under capital leases. See Note 13 for additional disclosure.

Reclassifications: Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

Revision in the Classification of Certain Securities: In connection with the preparation of this report, the Company concluded that it was appropriate to classify its auction rate certificates as investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as investments in its Consolidated Balance Sheets as of December 31, 2004 and 2003. The Company has also made corresponding adjustments to its Consolidated Statement of Cash Flows for the periods ended December 31, 2004, 2003 and 2002 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in its previously reported Consolidated Statements of Cash Flows, or previously reported Consolidated Income Statements for any period.

     As of December 31, 2004 and 2003, the Company held auction rate securities of $23,950,000 and $0, respectively. For the fiscal years ended December 31, 2003 and 2002 net cash provided by (used in) investing activities related to these investments of $5,950,000 and ($5,950,000), respectively, were included in cash and cash equivalents in its Consolidated Statement of Cash Flows.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements : In October 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer.” The SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004 and amends Practice Bulletin 6 which remains in effect for loans acquired prior to the SOP effective date. The SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. The SOP requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, effective January 1, 2005, the carrying value of a portfolio will be written down to maintain the then-current IRR. The SOP also amends Practice Bulletin 6 in a similar manner and applies to all loans acquired prior to January 1, 2005. Increases in expected future cash flows will be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increased yield then becomes the new benchmark for impairment testing. The SOP provides that previously issued annual financial statements would not need to be restated. Historically, the Company has applied the guidance of Practice Bulletin 6, and has moved yields upward and downward as appropriate under that guidance. However, since the new SOP guidance does not permit yields to be lowered, under either the revised Practice Bulletin 6 or SOP 03-03, it will increase the probability that the Company will have to incur impairment charges in the future.

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB statement No. 123(R), “Share-Based Payment,” (“FAS 123R”). FAS 123R revises FASB statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.” FAS 123R applies to all stock-based compensation transactions in which a company acquires services by (1) issuing its stock or other equity instruments, except through arrangements resulting from employee stock-ownership plans (ESOPs) or (2) incurring liabilities that are based on the company’s stock price. FAS 123R is effective for periods that begin after June 15, 2005; however, early adoption is encouraged. The Company believes that all of its existing stock-based awards are equity instruments. The Company previously adopted FAS 123 on January 1, 2002 and has been expensing equity based compensation since that time. Management believes the adoption of FAS 123R will have no material impact on its financial statements.

3.	Finance Receivables:

     As of December 31, 2004 and 2003, the Company had $105,188,906 and $92,568,557, respectively, remaining of finance receivables. These amounts represent 514 and 412 pools of accounts as of December 31, 2004 and 2003, respectively. Changes in finance receivables at December 31, 2004 and 2003, were as follows:

	2004	2003
Balance at beginning of year	$92,568,557	$65,526,235
Acquisitions of finance receivables, net of buybacks	59,770,354	62,298,316

Cash collections	(153,404,446)	(117,052,203)
Income recognized on finance receivables	106,254,441	81,796,209

Cash collections applied to principal	(47,150,005)	(35,255,994)

Balance at end of year	$105,188,906	$92,568,557

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

     At the time of acquisition, the life of each pool is generally estimated to be between 72 and 84 months based on projected amounts and timing of future cash receipts using the proprietary models of the Company. As of December 31, 2004 the Company had $105,188,906 in finance receivables included in the Balance Sheet. Based upon current projections, cash collections applied to principal will be as follows for the twelve months in the years ending:

December 31, 2005	$30,473,511
December 31, 2006	30,643,239
December 31, 2007	25,768,520
December 31, 2008	12,340,256
December 31, 2009	4,667,180
December 31, 2010	1,078,347
December 31, 2011	217,853

$105,188,906

4.	Operating Leases:

     The Company rents office space and equipment under operating leases. Rental expense was $1,520,100, $1,028,530, and $668,795 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Future minimum lease payments at December 31, 2004, are as follows:

2005	$1,657,219
2006	1,479,298
2007	1,520,480
2008	1,563,327
2009	1,602,318
Thereafter	5,350,277

$13,172,919

5.	Acquisition of IGS:

     On October 1, 2004, the Company acquired substantially all of the assets of IGS Nevada, Inc. for consideration of $14 million, consisting of $12 million in cash and 69,914 shares of our common stock (less than one-half of one percent of the issued and outstanding shares of our common stock), valued at $2 million at the closing in accordance with the calculation set forth in the asset purchase agreement. The assets acquired from IGS Nevada, Inc. consisted of accounts receivable, client relationships, fixed assets, non-competition protection and goodwill. The Company also agreed to collect on behalf of the seller, on a fee-for-service basis, certain accounts receivable not acquired in the acquisition and remit the proceeds, less a collection fee, to the seller. The total purchase price could increase by $4 million through performance contingency payments of $2 million each, in 2005 and 2006. These contingent payments will be recorded as an increase to the purchase price if and when the specific earnings levels are achieved.

     The following is an allocation of the purchase price to the assets acquired of IGS Nevada, Inc.:

Purchase price including acquisition costs	$14,147,138
Accounts receivable (included in other assets)	(850,000)
Client relationships	(5,000,000)
Non-compete agreements	(1,800,000)
Fixed Assets	(100,000)

Goodwill	$6,397,138

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

     IGS specializes in the location of collateral, securing primarily automobile loans. Based in Las Vegas, Nevada, IGS has a workforce of approximately 35 employees. IGS Nevada’s founder and his management team have joined the Company and have executed employment and non-competition agreements. The income statement includes the results of operations of IGS for the period from October 1, 2004 through December 31, 2004.

6.	Intangible Assets:

     Upon the acquisition of substantially all of the assets of IGS Nevada, Inc., the Company obtained a third-party valuation of intangible assets. The valuation assigned $6.8 million to amortizable assets and $6.4 million to goodwill, a non-amortizable asset. The amortization periods of the intangible assets are three and seven years, with a weighted average amortization period of 5.9 years.

     Intangible assets consist of the following at December 31, 2004:

Client relationships	$5,000,000
Non-compete agreements	1,800,000
Accumulated amortization	(481,162)

Intangible assets, net	$6,318,838

     Amortization expense was $481,162 for the year ended December 31, 2004.

     Amortization expense relating to the non-compete agreements is calculated on a straight-line method. Amortization expense relating to the client relationships is calculated using a pattern of economic benefit concept. The economic benefit concept relies on expected net cash flows from all existing clients. The rate of amortization of the client relationships will fluctuate annually to match these expected cash flows. The future amortization of these intangible assets is as follows as of December 31, 2004:

2005	$1,779,431
2006	1,283,909
2007	1,003,118
2008	693,201
2009	647,431
Thereafter	911,748

$6,318,838

     The client relationships asset is related to existing client relationships. These clients, in general, may terminate their relationship with the Company on 90 days prior notice. In the event a client or clients terminate or significantly cut back its relationship with the Company, it could potentially give rise to an impairment charge related to the intangible asset specifically ascribed to existing client relationships.

     In addition to amortizable intangible assets, the acquisition of IGS Nevada, Inc., resulted in goodwill of $6,397,138. Goodwill is reviewed annually to determine any need for impairment. Generally, impairment is required if the fair value of the acquired assets is less then the book value of the goodwill at the time of assessment or if there is a changing event prior to the annual assessment that would lead to impairment of goodwill. The Company conducts its review of goodwill annually on October 1. The Company recognized no impairment charges for the year ended December 31, 2004. The Company believes goodwill will be fully deductible for tax purposes.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

7.	Capital Leases:

     Leased assets included in property and equipment consist of the following:

	2004	2003
Software	$270,008	$270,008
Computer equipment	60,369	61,086
Furniture and fixtures	1,260,287	963,377
Equipment	27,249	27,249
Less accumulated depreciation	(862,616)	(607,591)

	$755,297	$714,129

     Depreciation expense recognized on capital leases for the years ended December 31, 2004, 2003 and 2002 was $255,025, $210,101, and $213,016, respectively.

Commitments for minimum annual rental payments for these leases as of December 31, 2004 are as follows:

2005	$219,373
2006	155,904
2007	148,539
2008	99,949
2009	5,698

629,463
Less amount representing interest and taxes	53,229

Present value of net minimum lease payments	$576,234

8.	401(k) Retirement Plan:

     Effective October 1, 1998, the Company sponsors a defined contribution plan. Under the Plan, all employees over twenty-one years of age are eligible to make voluntary contributions to the Plan up to 100% of their compensation, subject to Internal Revenue Service limitations after completing six months of service, as defined in the Plan. The Company makes matching contributions of up to 4% of an employee’s salary. Total compensation expense related to these contributions was $434,778, $317,018, and $268,415 for the years ended December 31, 2004, 2003 and 2002, respectively.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

9.	Revolving Line of Credit :

     The Company maintains a $25.0 million revolving line of credit with RBC pursuant to an agreement entered into on November 28, 2003. On November 22, 2004, the Company amended this revolving line of credit agreement by entering into an Amended and Restated Commercial Promissory Note with RBC. The only material change to the original agreement was the extension of the maturity date to November 28, 2006. Other terms of the original agreement, including the rate of interest, payment terms and available credit, remain the same. The credit facility bears interest at a spread of 2.50% over LIBOR and extends through November 28, 2006. The agreement provides for:

•	restrictions on monthly borrowings are limited to 20% of Estimated Remaining Collections;

•	a debt coverage ratio of at least 8.0 to 1.0 calculated on a rolling twelve-month average;

•	a debt to tangible net worth ratio of less than 0.40 to 1.00;

•	net income per quarter of at least $1.00, calculated on a consolidated basis, and;

•	restrictions on change of control.

This facility had no amounts outstanding at December 31, 2004.

     Prior to the completion of the IGS acquisition, the Company obtained a waiver of the permitted acquisitions limitation, from RBC, related to the acquisition.

10.	Property and equipment:

     Property and equipment, at cost, consist of the following as of December 31, 2004 and 2003:

	December 31,	December 31,
	2004	2003
Software	$2,550,224	$2,030,403
Computer equipment	2,964,333	2,193,386
Furniture and fixtures	1,729,792	1,283,748
Equipment	1,876,081	1,602,547
Leasehold improvements	1,146,489	801,516
Building and improvements	1,142,017	1,138,924
Land	150,922	100,515
Less accumulated depreciation	(5,807,369)	(3,984,659)

Property and equipment, net	$5,752,489	$5,166,380

11.	Hedging Activity:

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

     Interest expense incurred related to the swap agreement was $792,047 for the year ended December 31, 2002. Interest paid in 2002 represents monthly interest plus the final extinguishment amount of $541,762. The net interest payments are a component of “Interest Expense.”

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

12.	Long-Term Debt:

     In July 2000, the Company purchased a building in Hutchinson, Kansas. The building was financed with a commercial loan for $550,000 with a variable interest rate based on LIBOR. This commercial loan is collateralized by the real estate in Kansas. Interest rates varied between 3.23% and 4.35% during 2004 and 3.35% and 3.79% during 2003. Monthly principal payments on the loan are $4,583 for an amortized term of 10 years. A balloon payment of $275,000 is due July 21, 2005, which results in a five-year principal payout. The loan matures July 21, 2005.

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

     Annual payments on all loans outstanding as of December 31, 2004 are as follows:

2005	$848,801
2006	506,757
2007	463,228
2008	240,083
2009	13,975

2,072,844
Less amount representing interest	(148,422)

Principal due	$1,924,422

     These five loans are collateralized by property and buildings that have a book value of $1,805,636 and $2,031,553 as of December 31, 2004 and 2003, respectively. The loans require the Company to maintain net worth greater than $20 million and a cash flow coverage ratio of at least 1.5 to 1.0 calculated on a rolling twelve-month average.

13.	Estimated Fair Value of Financial Instruments:

     The accompanying financial statements include various estimated fair value information as of December 31, 2004, as required by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

Cash and cash equivalents: The carrying amount approximates fair value.

Investments: The carrying amount approximates fair value.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

Finance receivables, net: The Company records purchased receivables at cost, which represents a significant discount from the contractual receivable balances due. The cost of the receivables are reduced as cash is received based upon the guidance of Practice Bulletin 6. The balance at December 31, 2004 was $105,188,906. The Company computed the fair value of these receivables using our proprietary pricing models that the Company utilizes to make portfolio purchase decisions. At December 31, 2004, using the aforementioned methodology, we computed the fair value to be $148,726,542. Under this methodology, it was not practicable to compute this as of December 31, 2003.

Long-term debt: The carrying amount of the Company’s long-term debt approximates fair value.

Obligations under capital lease: The carrying amount of the Company’s obligations under capital lease approximates fair value.

14. Stock-Based Compensation:

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

     Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2002. All stock-based compensation measured under the provisions of APB 25 became fully vested during 2002. All stock-based compensation expense recognized thereafter was derived from stock-based compensation based on the fair value method prescribed in SFAS 123 .

     Total stock-based compensation was $749,754, $456,340 and $73,180 for the years ended December 31, 2004 and 2003 and 2002, respectively.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

     The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Net income/Pro forma net income:
As reported	$27,451,440	$20,713,503	$11,371,321
Add: Stock-based compensation expense included in reported net income, net of related tax effects	458,941	272,828	44,889
Less: Total stock based compensation expense determined under intrinsic value method for all awards, net of related tax effects	(458,941)	(272,828)	(65,777)

Pro forma net income	$27,451,440	$20,713,503	$11,350,433

Earnings per share:
Basic — as reported	$1.79	$1.42	$1.08
Basic — pro forma	$1.79	$1.42	$1.08

Diluted — as reported	$1.73	$1.32	$0.94
Diluted — pro forma	$1.73	$1.32	$0.94

     Stock Warrants

     Prior to the IPO, the PRA management committee was authorized to issue warrants to partners, employees or vendors to purchase membership units. Generally, warrants granted had a term between five and seven years and vested within three years. Warrants had been issued at or above the fair market value on the date of grant. Warrants vest and expire according to terms established at the grant date. All warrants became fully vested at the Company’s IPO in 2002.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

     The following summarizes all warrant related transactions from December 31, 2001 through December 31,2004:

		Weighted
		Average
	Warrants	Exercise
	Outstanding	Price
December 31,2001	2,195,000	$4.17
Granted	50,000	10.00
Exercised	(50,000)	4.20
Cancelled	(10,000)	4.20

December 31,2002	2,185,000	4.30
Exercised	(2,026,000)	4.17
Cancelled	(51,500)	9.72

December 31,2003	107,500	4.20
Exercised	(67,500)	4.20

December 31,2004	40,000	$4.20

     The following information is as of December 31, 2004:

	Warrants Outstanding			Warrants Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$4.20	40,000	1.27	$4.20	40,000	$4.20

Total at December 31, 2004	40,000	1.27	$4.20	40,000	$4.20

     Had compensation cost for warrants granted under the Agreement, prior to January 1, 2002, been determined pursuant to SFAS 123, the Company’s net income would have decreased. The Company used a fair-value (minimum value calculation) to calculate the value of the 2002 warrant grants. The following assumptions were used:

Warrants issue year:	2002
Expected life from vest date (in years)	3.00
Risk-free interest rates	4.53%
Volatility	N/A
Dividend yield	N/A

     The fair value model utilizes the risk-free interest rate at grant with an expected exercise date sometime in the future generally assuming an exercise date in the first half of 2005. In addition, warrant valuation models require the input of highly subjective assumptions, including the expected exercise date and risk-free interest rates. Prior to the IPO, the Company’s warrants had characteristics significantly different from those of traded warrants, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of employee warrants granted during the year ended December 31, 2002 was $1.24.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

     Stock Options

     The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 to enable the Company to issue restricted shares of stock to its employees and directors. The Amended Plan was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012. All options issued under the Amended Plan vest ratably over five years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. As of December 31, 2004, 895,000 options have been granted under the Plan of which 74,115 have been cancelled and are eligible for regrant. These options are accounted for under SFAS 123 and all expenses for 2004, 2003 and 2002 are included in earnings as a component of compensation and employee services expense.

     The following summarizes all option related transactions from December 31, 2001 through December 31, 2004:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
December 31, 2001	—	$
Granted	820,000	13.06
Cancelled	(12,150)	13.00

December 31,2002	807,850	13.06
Granted	55,000	27.88
Exercised	(50,915)	13.00
Cancelled	(14,025)	13.00

December 31,2003	797,910	14.09
Granted	20,000	28.79
Exercised	(63,511)	13.30
Cancelled	(47,940)	13.00

December 31,2004	706,459	$14.65

     All of the stock options were issued to employees of the Company except for 40,000 that were issued to non-employee directors. Non-employee directors received 20,000, 0 and 20,000 stock options during the years ending December 31, 2004, 2003 and 2002, respectively.

     The following information is as of December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$13.00	618,459	4.7	$13.00	189,579	$13.00
$16.16	14,000	4.9	$16.16	5,000	$16.16
$27.77 - $29.79	74,000	5.7	$28.11	10,000	$27.77

Total at December 31, 2004	706,459	4.8	$14.65	204,579	$13.80

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

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

     Utilizing these assumptions, each employee stock option granted in 2002 is valued at $2.71 per share and each non-employee director stock option is valued at $3.37 per share. For stock options issued to employees in 2003, the per share values range between $5.80 and $6.25. Each non-employee director stock option granted in 2004 is valued between $2.62 and $2.92. There were no employee option grants during 2004.

     Nonvested Shares

     Nonvested shares are permitted to be issued as an incentive to attract new employees and, effective commensurate with the meeting of shareholders held on May 12, 2004, are permitted to be issued to directors and existing employees as well. The terms of the nonvested share awards are similar to those of the stock option awards, wherein the shares are issued at or above market values and vest ratably over five years. Nonvested shares grants are expensed over their vesting period.

     The following summarizes all nonvested share transactions from December 31, 2002 through December 31, 2004:

	Nonvested	Weighted
	Shares	Average
	Outstanding	Price
December 31,2002	—	$—
Granted	13,045	27.57

December 31,2003	13,045	27.57
Granted	84,350	26.94
Vested	(2,609)	27.57
Cancelled	(4,900)	26.08

December 31,2004	89,886	$27.06

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

15. Earnings per Share:

     Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock warrants, stock options and nonvested stock awards. The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2004 and 2003:

	For the year ended December 31,
	2004			2003
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS
Basic EPS	$27,451,440	15,357,475	$1.79	$20,713,503	14,545,985	$1.42
Dilutive effect of stock warrants, options and restricted stock awards		495,441			1,165,971

Diluted EPS	$27,451,440	15,852,916	$1.73	$20,713,503	15,711,956	$1.32

As of December 31, 2004 and 2003, there were 0 and 55,000 antidilutive options outstanding, respectively.

16. Stockholders’ Equity:

     Shares of common stock outstanding were as follows:

Common Stock
December 31, 2001	—
Initial public offering	13,470,000
Exercise of warrants	50,000

December 31, 2002	13,520,000
Exercise of warrants and options	1,774,676

December 31, 2003	15,294,676
Exercise of warrants, options and vesting of nonvested shares	133,620
Issuance of common stock for ac quisition	69,914

December 31, 2004	15,498,210

17. Income Taxes:

     Prior to November 8, 2002, the Company was organized as a limited liability company, taxed as a partnership, and as such was not subject to federal or state income taxes. Immediately before the IPO, the Company was reorganized as a corporation and became subject to income taxes.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

     The income tax expense recognized for the years ended December 31, 2004, 2003 and 2002 is composed of the following:

For the year ended December 31, 2004	Federal	State	Total
Current tax expense	$638,583	—	$638,583
Deferred tax expense	14,056,721	2,692,844	16,749,565

Total income tax expense	$14,695,304	$2,692,844	$17,388,148

For the year ended December 31, 2003	Federal	State	Total
Current tax expense	$(116,809)	(21,303)	$(138,112)
Deferred tax expense	11,279,283	2,058,132	13,337,415

Total income tax expense	$11,162,474	$2,036,829	$13,199,303

For the year ended December 31, 2002	Federal	State	Total
Current tax expense	$1,005,368	180,823	$1,186,191
Deferred tax expense	242,633	44,249	286,882

Total income tax expense	$1,248,001	$225,072	$1,473,073

     The Company also recognized a net deferred tax liability of $13,650,722 as of December 31, 2004, versus a net deferred tax asset of $2,009,426 as of December 31, 2003. The components of this net liability and asset are:

	2004	2003
Deferred tax assets:
AMT credit	$638,583	$—
Net operating loss — tax	8,623,251	21,002,183
Employee compensation	386,133	181,668
Intangible assets and goodwill	101,611	—
Other	19,101	6,895

Total deferred tax asset	9,768,679	21,190,746

Deferred tax liabilities:
Depreciation expense	682,840	516,895
Prepaid expenses	313,289	268,712
Cost recovery	22,423,272	18,395,713

Total deferred tax liability	23,419,401	19,181,320

Net deferred tax (liability) and asset	$(13,650,722)	$2,009,426

     A valuation allowance has not been provided at December 31, 2004 or 2003 since management believes it is more likely than not that the deferred tax assets will be realized. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s results of operations and financial position.

     During 2003, the Company recognized a deferred tax asset relating to the net operating loss for tax purposes. This resulted from the adoption of the cost recovery method of income recognition for tax purposes combined with the recognition of a tax deduction of approximately $16.4 million relating to stock option and warrant exercises, net of public offering related expenses. The Company believes cost recovery to be an acceptable method for companies in the bad debt purchasing industry and results in the reduction of current taxable income as, for tax purposes, collections on finance receivables are applied first to principle to reduce the finance receivables to zero before any income is recognized. The timing difference from the adoption of cost recovery resulted in a deferred tax liability at December 31, 2004 and 2003.

     The Company presented pro forma tax information (unaudited) assuming it has been a taxable corporation since inception and assuming tax rates equal to the rates that would have been in effect had it been required to report income tax expense in such years. A reconciliation of the Company’s expected tax expense at statutory tax rates to actual tax expense for the years ended December 31, 2004 and 2003 and the pro forma income tax expense (unaudited) for the year ended December 31, 2002, consists of the following components:

	2004	2003	2002
			(unaudited)
Federal tax at statutory rates	$15,693,856	$11,869,482	$6,488,364
State tax expense, net of federal benefit	1,750,349	1,323,939	725,246
Other	(56,057)	5,882	(46,749)

Total income tax expense	$17,388,148	$13,199,303	$7,166,861

18. Commitments and Contingencies:

     Employment Agreements:

     The Company has employment agreements with all of its executive officers and with several members of its senior management group, the terms of which expire on March 31, 2005 or December 31, 2005, 2006 or 2007. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Estimated future compensation under these agreements is approximately $3,676,333. The agreements also contain confidentiality and non-compete provisions.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2004, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) or 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management’s assessment was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has determined that, as of December 31, 2004, its internal control over financial reporting was effective. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

     Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth certain information as of February 11, 2005 about the Company’s directors and executive officers.

Name	Position	Age
Steven D. Fredrickson	President, Chief Executive Officer and Chairman of the Board	45

Kevin P. Stevenson	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	40

Craig A. Grube	Executive Vice President — Acquisitions	44

Judith S. Scott	Executive Vice President, General Counsel and Secretary	59

William P. Brophey	Director*	67

Peter A. Cohen	Director*	58

David N. Roberts	Director	42

Scott M. Tabakin	Director*	46

James M. Voss	Director*	62

*	Member of the Company’s audit committee (the “Audit Committee”), which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. In the opinion of the Board, Mr. Voss, Mr. Cohen and Mr. Tabakin are independent directors who qualify as “audit committee financial experts,” pursuant to Section 401(h) of Regulations S-K.

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

     David N. Roberts, Director. Mr. Roberts has been a director of Portfolio Recovery Associates since its formation in 1996. Mr. Roberts joined Angelo, Gordon & Company, L.P. in 1993. He manages the firm’s private equity and special situations area and was the founder of the firm’s opportunistic real estate area. Mr. Roberts has invested in a wide variety of real estate, corporate and special situations transactions. Prior to joining Angelo, Gordon Mr. Roberts was a principal at Gordon Investment Corporation, a Canadian merchant bank from 1989 to 1993, where he participated in a wide variety of principal transactions including investments in the real estate, mortgage banking and food industries. Prior to joining Gordon Investment Corporation, he worked in the Corporate Finance Department of L.F. Rothschild where he specialized in mergers and acquisitions. He has a B.S. degree in economics from the Wharton School of the University of Pennsylvania.

     Scott M. Tabakin, Director. Mr. Tabakin was appointed a director of Portfolio Recovery Associates in 2004. A seasoned financial executive, Mr. Tabakin brings significant public-company experience to Portfolio Recovery Associates. Mr. Tabakin served as Executive Vice President and CFO of AMERIGROUP Corporation, a managed health-care company, through the fall of 2003 and prior to that was Executive Vice President and CFO of Beverly Enterprises, Inc., one of the nation’s largest providers of long-term health care. Earlier in his career, Mr. Tabakin was an executive with the accounting firm of Ernst & Young. He is a certified public accountant and received a B.S. degree from the University of Illinois.

     James M. Voss, Director. Mr. Voss was elected as a director of Portfolio Recovery Associates in 2002. Mr. Voss has more than 35 years of experience as a senior finance executive. He currently heads Voss Consulting, Inc., serving as a consultant to community banks regarding policy, organization, credit risk management and strategic planning. From 1992 through 1998, he was with First Midwest Bank as executive vice president and chief credit officer. He served in a variety of senior executive roles during a 24 year career (1965-1989) with Continental Bank of Chicago, and was chief financial officer at Allied Products Corporation (1990-1991), a publicly traded (NYSE) diversified manufacturer. Currently, he serves on the board of Elgin State Bank. Mr. Voss has both an MBA and Bachelor’s Degree from Northwestern University.

Corporate Code of Ethics

     The Company has adopted a Code of Ethics which is applicable to all directors, officers, and employees and which complies with the definition of a “code of ethics” set out in Section 406(c) of the Sarbanes-Oxley Act of 2002, and the requirement of a “Code of Conduct” prescribed by Section 4350(n) of the Marketplace Rules of the NASDAQ Stock Market, Inc. The Code of Ethics is available to the public, and will be provided by the Company at no charge to any requesting party. Interested parties may obtain a copy of the Code of Ethics by submitting a written request to Investor Relations, Portfolio Recovery Associates, Inc., 120 Corporate Boulevard, Suite 100, Norfolk, Virginia, 23502, or by email at info@portfoliorecovery.com. The Code of Ethics is also posted on the Company’s website at www.portfoliorecovery.com.

Item 11. Executive Compensation.

     The information required by Item 11 is incorporated herein by reference to the section labeled “Executive Compensation” in the Company’s definitive Proxy Statement in connection with the Company’s 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement in connection with the Company’s 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

     The information required by Item 13 is incorporated herein by reference to the section labeled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement in connection with the Company’s 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

     The aggregate fees billed or expected to be billed by PricewaterhouseCoopers, LLP for the years ended December 31, 2004 and 2003 are presented in the table below:

	2004		2003
Audit Fees
Annual audit	$190,000		$130,575
Sarbanes-Oxley 404 audit	180,000		—
Registration statement(1)	64,225		118,739

	434,225		249,314

Audit Related Fees
WestLB attest service	—		4,700	(2)
Consultation on various accounting matters	56,344	(3)	—

Tax Fees
Advice	—		125,507	(4)

	—		125,507

Total Accountant Fees	$490,569		$379,521

(1)	The fees related to the registration statement filed on Form S-3 in November 2004 were paid for in full by one of the selling stockholders.

(2)	This fee relates to an annual review conducted by our prior lender.

(3)	These include fees associated with our auditor’s review of the treatment of certain accounting matters and purchase accounting relating to the IGS acquisition.

(4)	Tax advice fees were incurred to assist us in implementing bona fide tax strategies as a result of the November 2002 IPO.

The Audit Committee’s charter provides that they will:

•	Approve the fees and other significant compensation to be paid to auditors.

•	Review the non-audit services to determine whether they are permissible under current law.

•	Pre-approve the provision of any permissible non-audit services by the independent auditors and the related fees of the independent auditors therefore.

•	Consider whether the provision of these other services is compatible with maintaining the auditors’ independence.

     All the fees paid to PricewaterhouseCoopers were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Financial Statements.

     The following financial statements of the Company are included in Item 8 of this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	45-46
Consolidated Balance Sheets at December 31, 2004 and 2003	47
Consolidated Income Statements for the years ended December 31, 2004, 2003 and 2002	48
Consolidated Statements of Changes in Stockholders’ Equity For the years ended December 31, 2004, 2003 and 2002	49
Consolidated Statements of Cash Flows For the years ended December 31, 2004, 2003 and 2002	50
Notes to Consolidated Financial Statements	51-68

(b) Exhibits.

2.1	Equity Exchange Agreement between Portfolio Recovery Associates, L.L.C. and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1.)

2.2	Asset Purchase Agreement dated as of October 1, 2004, by and among Portfolio Recovery Associates, Inc, PRA Location Services, LLC, IGS Nevada, Inc., and James Snead (Incorporated by reference to Exhibit 2.1 of the Form 8-K dated October 7, 2004.)

3.1	Amended and Restated Certificate of Incorporation of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1.)

3.2	Amended and Restated By-Laws of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1.)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1.)

4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1.)

10.1	Employment Agreement, dated December 8, 2002, by and between Steven D. Fredrickson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K for the year ended December 31, 2002.)

10.2	Employment Agreement, dated December 8, 2002, by and between Kevin P. Stevenson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2002.)

10.3	Employment Agreement, dated December 8, 2002, by and between Craig A. Grube and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2002.)

10.4	Employment Agreement, dated December 27, 2002, by and between James L. Keown and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K for the year ended December 31, 2002.)

10.5	Employment Agreement, dated December 8, 2002, by and between Judith S. Scott and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K for the year ended December 31, 2002.)

10.6	Portfolio Recovery Associates, Inc. Amended and Restated 2002 Stock Option Plan and 2004 Restricted Stock Plan. (Incorporated by reference to Exhibit 10.9 of the form 10-Q for the period ended June 30, 2004.)

10.7	Loan and Security Agreement, dated November 28, 2003, by and between Portfolio Recovery Associates, Inc. and RBC Centura Bank. (Incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K for the period ended December 31, 2003).

10.8	Amended and Restated Commercial Promissory Note dated November 22, 2004 (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed November 24, 2004)

10.9	Business Loan Agreement, dated January 8, 2004, by and between Portfolio Recovery Associates, Inc. and RBC Centura Bank. (Incorporated by reference to Exhibit 10.20 of the Annual Report on Form 10-K for the period ended December 31, 2003).

10.10	Promissory Note, dated January 8, 2004, by and between Portfolio Recovery Associates, Inc. and RBC Centura Bank. (Incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-K for the period ended December 31, 2003).

21.1	Subsidiaries of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1).

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Powers of Attorney (included on signature page).

31.1	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portfolio Recovery Associates, Inc.
(Registrant)

Dated: March 14, 2005	By: /s/ Steven D. Fredrickson

Steven D. Fredrickson
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

Dated: March 14, 2005	By: /s/ Kevin P. Stevenson

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

Dated: March 14, 2005	By: /s/ Steven D. Fredrickson

Steven D. Fredrickson
President and Chief Executive Officer

Dated: March 14, 2005	By: /s/ Kevin P. Stevenson

Kevin P. Stevenson
Chief Financial Officer, Executive Vice President,
Treasurer and Assistant Secretary

Dated: March 14, 2005	By: /s/ William P. Brophey

William P. Brophey
Director

Dated: March 14, 2005	By: /s/ Peter A. Cohen

Peter A. Cohen
Director

Dated: March 14, 2005	By: /s/ David N. Roberts

David Roberts
Director

Dated: March 14, 2005	By: /s/ Scott M. Tabakin

Scott M. Tabakin
Director

Dated: March 14, 2005	By: /s/ James M. Voss

James M. Voss
Director