Form 10-Q
period 2005-03-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2005-04-25
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☑ NO ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 19, 2005

Common Stock, $0.01 par value	15,579,610

PORTFOLIO RECOVERY ASSOCIATES, INC.

INDEX

		Page(s)
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of March 31, 2005 and December 31, 2004	3

	Consolidated Income Statements (unaudited) For the three months ended March 31, 2005 and 2004	4

	Consolidated Statements of Cash Flows (unaudited) For the three months ended March 31, 2005 and 2004	5

	Notes to Consolidated Financial Statements (unaudited)	6-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-31

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	32

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	33

SIGNATURES		34

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004
(unaudited)

	March 31,	December 31,
	2005	2004
Assets

Cash and cash equivalents	$61,093,438	$24,512,575
Investments	—	23,950,000
Finance receivables, net	107,344,401	105,188,906
Property and equipment, net	6,056,735	5,752,489
Goodwill	6,397,138	6,397,138
Intangible assets, net	5,873,980	6,318,838
Other assets	2,716,936	3,056,023

Total assets	$189,482,628	$175,175,969

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$1,753,492	$1,413,726
Accrued expenses	1,703,042	1,563,285
Income taxes payable	2,765,676	182,221
Accrued payroll and bonuses	3,128,263	4,475,919
Deferred tax liability	15,676,237	13,650,722
Long-term debt	1,797,403	1,924,422
Obligations under capital lease	525,878	576,234

Total liabilities	27,349,991	23,786,529

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000,000, issued and outstanding shares - 15,579,610 at March 31, 2005, and 15,498,210 at December 31, 2004	155,796	154,982
Additional paid in capital	102,728,402	100,905,851
Retained earnings	59,248,439	50,328,607

Total stockholders’ equity	162,132,637	151,389,440

Total liabilities and stockholders’ equity	$189,482,628	$175,175,969

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2005 and 2004
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
Revenues:
Income recognized on finance receivables	$32,249,670	$23,907,586
Commissions	3,528,698	1,357,247

Total revenue	35,778,368	25,264,833

Operating expenses:
Compensation and employee services	10,860,931	8,537,259
Outside legal and other fees and services	7,161,783	4,241,301
Communications	1,057,899	1,007,504
Rent and occupancy	475,765	428,998
Other operating expenses	752,854	690,651
Depreciation and amortization	940,721	447,678

Total operating expenses	21,249,953	15,353,391

Income from operations	14,528,415	9,911,442

Other income and (expense):
Interest income	95,612	3,583
Interest expense	(63,894)	(69,387)

Income before income taxes	14,560,133	9,845,638

Provision for income taxes	5,640,301	3,834,530

Net income	$8,919,832	$6,011,108

Net income per common share
Basic	$0.57	$0.39
Diluted	$0.55	$0.38
Weighted average number of shares outstanding
Basic	15,531,779	15,303,886
Diluted	16,152,162	15,774,487

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(unaudited)

	2005	2004
Operating activities:
Net income	$8,919,832	$6,011,108
Adjustments to reconcile net income to cash provided by operating activities:
Increase in equity from vested options and warrants	133,038	124,916
Income tax benefit from stock option exercises	777,137	149,491
Depreciation and amortization	940,721	447,679
Deferred tax expense	2,025,515	3,685,038
Changes in operating assets and liabilities:
Other assets	339,086	(90,193)
Accounts payable	339,766	(634,709)
Income taxes	2,583,455	(5,643)
Accrued expenses	139,757	(121,504)
Accrued payroll and bonuses	(1,347,656)	(1,536,796)

Net cash provided by operating activities	14,850,651	8,029,387

Cash flows from investing activities:
Purchases of property and equipment	(800,109)	(862,307)
Acquisition of finance receivables, net of buybacks	(17,735,629)	(14,678,341)
Collections applied to principal on finance receivables	15,580,134	11,619,112
Sales of auction rate certificates	23,950,000	—

Net cash provided by/(used in) investing activities	20,994,396	(3,921,536)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	913,191	124,790
Proceeds from long-term debt	—	750,000
Payments on long-term debt	(127,019)	(110,949)
Payments on capital lease obligations	(50,356)	(92,684)

Net cash provided by financing activities	735,816	671,157

Net increase in cash and cash equivalents	36,580,863	4,779,008

Cash and cash equivalents, beginning of period	24,512,575	24,911,841

Cash and cash equivalents, end of period	$61,093,438	$29,690,849

Supplemental disclosure of cash flow information:
Cash paid for interest	$63,894	$69,387
Cash paid for income taxes	$254,950	$5,643

Noncash investing and financing activities:
Capital lease obligations incurred	$—	$296,910

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Business:

     Portfolio Recovery Associates, LLC (“PRA”) was formed on March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA Inc completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of PRA were exchanged on a one to one basis for warrants and shares of a single class of common stock of PRA Inc. PRA Inc now owns all outstanding membership units of PRA, PRA Receivables Management, LLC (d/b/a Anchor Receivables Management) (“Anchor”) and PRA Location Services, LLC (d/b/a IGS Nevada) (“IGS”). PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) purchases, collects and manages portfolios of defaulted consumer receivables and provides asset-location and debt resolution services. The defaulted consumer receivables the Company collects are either purchased from the sellers of finance receivables or are collected on behalf of clients on a commission fee basis. This is primarily accomplished by maintaining a staff of highly skilled collectors whose purpose is to locate and contact the customers and arrange payment or resolution of the debt. The Company has also contracted with independent attorneys with which the Company can undertake legal action in order to satisfy the outstanding debt.

     The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I, Anchor and IGS.

     The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s balance sheet as of March 31, 2005, its income statements for the three month periods ended March 31, 2005 and 2004 and its statements of cash flows for the three month periods ended March 31, 2005 and 2004, respectively. The income statements of the Company for the three month periods ended March 31, 2005 and 2004 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2004.

2. Finance Receivables, net:

     The Company acquires loans that have experienced deterioration of credit quality between origination and the Company’s acquisition of the loans. The amount paid for a loan reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to the loan’s contractual terms. At acquisition, the Company reviews each loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. If both conditions exist, the Company determines whether each such loan is to be accounted for individually or whether such loans will be assembled into pools of loans based on common risk characteristics. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio of loans and subsequently aggregated pools of loans. The Company determines the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference) based on the Company’s proprietary acquisition models. The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining life of the loan or pool (accretable yield).

     Prior to January 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants (“AICPA”)

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Statement of Position (“SOP”) 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-03 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-03 is effective. Under the guidance of SOP 03-03 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-03 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-03 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received, the carrying value of a pool would be written down to maintain the then current IRR. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At March 31, 2005, the Company had unamortized purchase price of $2,563,884 in pools accounted for under the cost recovery method.

     The Company establishes valuation allowances for all acquired loans subject to SOP 03-03 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At March 31, 2005, the Company had no valuation allowance on its finance receivables. Prior to January 1, 2005, in the event that estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at March 31, 2005 and 2004 was $1,017,052 and $1,599,357, respectively. During the quarters ended March 31, 2005 and 2004 the Company capitalized $85,536 and $75,638, respectively, of these direct acquisition fees. During the quarter ended March 31, 2005 and 2004 the Company amortized $167,000 and $278,475, respectively, of these direct acquisition fees.

     The agreements to purchase the aforementioned receivables include general representations and warranties from the sellers covering account holder death or bankruptcy and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days. Any funds received from the seller of finance receivables as a return of purchase price are referred to as buybacks. Buyback funds are simply applied against the finance receivable balance received and are not included in the Company’s cash collections from operations. In some cases, the seller will replace the returned accounts with new accounts in lieu of returning the purchase price. In that case, the old account is removed from the pool and the new account is added.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     As of March 31, 2005 and 2004, the Company had $107,344,401 and $95,627,786, respectively, remaining of finance receivables. Changes in finance receivables at March 31, 2005 and 2004 were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
Balance at beginning of year	$105,188,906	$92,568,557
Acquisitions of finance receivables, net of buybacks	17,735,629	14,678,341

Cash collections	(47,829,804)	(35,526,698)
Income recognized on finance receivables	32,249,670	23,907,586

Cash collections applied to principal	(15,580,134)	(11,619,112)

Balance at end of year	$107,344,401	$95,627,786

     As of March 31, 2005 the Company had $107,344,401 in finance receivables. Based upon current projections, cash collections applied to principal will be as follows for the twelve months in the periods ending:

March 31, 2006	$35,441,355
March 31, 2007	31,610,568
March 31, 2008	21,824,595
March 31, 2009	9,612,891
March 31, 2010	5,986,128
March 31, 2011	2,868,864

$107,344,401

     Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of March 31, 2005 and 2004. Changes in accretable yield at March 31, 2005 and 2004 were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
Balance at beginning of period	$202,841,339	$175,098,132
Income recognized on finance receivables	(32,249,670)	(23,907,586)
Additions	12,960,224	21,289,439
Reclassifications from nonaccretable difference	22,959,045	11,130,901

Balance at end of period	$206,510,938	$183,610,886

     During the three months ended March 31, 2005 and 2004, the Company purchased $659.9 million and $613.1 million of face value of charged-off consumer receivables. At March 31, 2005, the estimated remaining collections on the receivables purchased in the three months ended March 31, 2005 and 2004 is $29,980,012 and $27,182,118, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Revolving Line of Credit:

     The Company maintains a $25.0 million revolving line of credit pursuant to an agreement entered into on November 28, 2003 and amended on November 22, 2004. The credit facility bears interest at a spread of 2.50% over LIBOR and extends through November 28, 2006. The agreement calls for:

•	restrictions on monthly borrowings are limited to 20% of Estimated Remaining Collections;

•	a debt coverage ratio of a least 8.0 to 1.0 calculated on a rolling twelve-month average;

•	a debt to tangible net worth ratio of less than 0.40 to 1.00;

•	net income per quarter of at least $1.00, calculated on a consolidated basis, and;

•	restrictions on change of control.

     This facility had no amounts outstanding at March 31, 2005. As of March 31, 2005 the Company is in compliance with all of the covenants of this agreement.

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

     These five loans are collateralized by the related asset and are subject to the following covenants:

•	net worth greater than $20,000,000, and;

•	a cash flow coverage ratio of at least 1.5 to 1 calculated on a rolling twelve-month average.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Property and Equipment:

     Property and equipment, at cost, consist of the following as of the dates indicated:

	March 31,	December 31,
	2005	2004
Software	$2,660,572	$2,550,224
Computer equipment	3,178,123	2,964,333
Furniture and fixtures	1,734,902	1,729,792
Equipment	2,287,546	1,876,081
Leasehold improvements	1,153,996	1,146,489
Building and improvements	1,193,906	1,142,017
Land	150,922	150,922
Less accumulated depreciation	(6,303,232)	(5,807,369)

Property and equipment, net	$6,056,735	$5,752,489

6. Intangible Assets:

     With the acquisition of IGS on October 1, 2004, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client relationships, non-compete agreements and goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is amortizing the client relationships and non-compete agreements over seven and three years, respectively and reviews them annually for impairment. Total amortization expense was $444,858 and $0 for the three months ended March 31, 2005 and 2004, respectively. In addition, goodwill, pursuant to SFAS 142, is not amortized but rather is reviewed annually for impairment.

7. Stock-Based Compensation:

     The Company has a stock option and restricted (nonvested) share plan. The Amended and Restated Portfolio Recovery 2002 Stock Option Plan and 2004 Restricted Stock Plan was approved by the Company’s shareholders at its Annual Meeting of Shareholders on May 12, 2004, enabling the Company to issue to its employees and directors restricted shares of stock, as well as stock options. Also, in connection with the IPO, all existing PRA warrants that were owned by certain individuals and entities were exchanged for an equal number of PRA Inc warrants. Prior to 2002, the Company accounted for stock compensation issued under the recognition and measurement provisions of APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related Interpretations.

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

     Total equity-based compensation expense was $229,853 and $148,998 for the three months ended March 31, 2005 and 2004, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
Net income/Pro forma net income:
As reported	$8,919,832	$6,011,108
Add: Stock-based compensation expense included in reported net income, net of related tax effects	140,813	90,969
Less: Total stock based compensation expense determined under intrinsic value method for all awards, net of related tax effects	(140,813)	(90,969)

Pro forma net income	$8,919,832	$6,011,108

Earnings per share:
Basic — as reported	$0.57	$0.39
Basic — pro forma	$0.57	$0.39

Diluted — as reported	$0.55	$0.38
Diluted — pro forma	$0.55	$0.38

Stock Warrants

     Prior to the IPO, the PRA management committee was authorized to issue warrants to partners, employees or vendors to purchase membership units. Generally, warrants granted had a term between 5 and 7 years and vested within 3 years. Warrants had been issued at or above the fair market value on the date of grant. Warrants vest and expire according to terms established at the grant date. All warrants became fully vested at the Company’s IPO in 2002. During the three months ended March 31, 2005 and 2004, no warrants were issued.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     The following summarizes all warrant related transactions from December 31, 2001 through March 31, 2005:

		Weighted
		Average
	Warrants	Exercise
	Outstanding	Price
December 31, 2001	2,195,000	$4.17
Granted	50,000	10.00
Exercised	(50,000)	4.20
Cancelled	(10,000)	4.20

December 31, 2002	2,185,000	4.30
Exercised	(2,026,000)	4.17
Cancelled	(51,500)	9.72

December 31, 2003	107,500	4.20
Exercised	(67,500)	4.20

December 31, 2004	40,000	4.20
Exercised	(15,000)	4.20

March 31, 2005	25,000	$4.20

     The following information is as of March 31, 2005:

	Warrants Outstanding			Warrants Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$4.20	25,000	1.0	$4.20	25,000	$4.20

Total at March 31, 2005	25,000	1.0	$4.20	25,000	$4.20

Stock Options

     The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 to enable the Company to issue restricted (nonvested) shares of stock to its employees and directors. The Amended Plan was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012. All options and restricted shares issued under the Amended Plan vest ratably over 5 years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. As of March 31, 2005, 895,000 options have been granted under the Amended Plan, of which 77,025 have been cancelled.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     Options are expensed under SFAS 123 and are included in operating expenses as a component of compensation. The Company issued 0 and 20,000 options to non-employee directors during the three months ended March 31, 2005 and 2004, respectively. All of the stock options which have been issued under the Plan were issued to employees of the Company except for 40,000 which were issued to non-employee directors.

     The following summarizes all option related transactions from December 31, 2001 through March 31, 2005:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
December 31, 2001	—	$—
Granted	820,000	13.06
Cancelled	(12,150)	13.00

December 31, 2002	807,850	13.06
Granted	55,000	27.88
Exercised	(50,915)	13.00
Cancelled	(14,025)	13.00

December 31, 2003	797,910	14.09
Granted	20,000	28.79
Exercised	(63,511)	13.30
Cancelled	(47,940)	13.00

December 31, 2004	706,459	14.65
Exercised	(65,400)	13.00
Cancelled	(2,910)	13.00

March 31, 2005	638,149	$14.82

     The following information is as of March 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$13.00	550,149	4.6	$13.00	124,179	$13.00
$16.16	14,000	4.6	16.16	5,000	16.16
$27.77 - $29.79	74,000	5.5	28.11	14,000	28.06

Total at March 31, 2005	638,149	4.7	$14.82	143,179	$14.58

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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Options issue year:	2004	2003
Weighted average fair value of options granted	$2.85	$5.84
Expected volatility	13.26% - 13.55%	15.70% - 15.73%
Risk-free interest rate	3.16% - 3.37%	2.92% - 3.19%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	5.00	5.00

     Utilizing these assumptions, each employee stock option granted in 2003 was valued between $5.80 and $6.25. Each non-employee director stock option granted in 2004 was valued between $2.62 and $2.92.

Nonvested Shares

     Nonvested shares are permitted to be issued as an incentive to attract new employees and, effective commensurate with the meeting of shareholders held on May 12, 2004, are permitted to be issued to directors and existing employees as well. The terms of the nonvested share awards are similar to those of the stock option awards, wherein the shares are issued at or above market values and vest ratably over 5 years. Nonvested share grants are expensed over their vesting period.

     The following summarizes all nonvested stock transactions from December 31, 2002 through March 31, 2005:

	Nonvested	Weighted
	Shares	Average
	Outstanding	Price
December 31, 2002	—	$—
Granted	13,045	27.57

December 31, 2003	13,045	27.57
Granted	84,350	26.94
Vested	(2,609)	27.57
Cancelled	(4,900)	26.08

December 31, 2004	89,886	27.06
Vested	(1,000)	24.40
Cancelled	(2,550)	26.83

March 31, 2005	86,336	$27.10

8. Earnings per Share:

     Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock warrants, stock options and restricted stock awards. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three months ended March 31, 2005 and 2004:

	For the three months ended March 31,
		2005			2004
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$8,919,832	15,531,779	$0.57	$6,011,108	15,303,886	$0.39
Dilutive effect of stock warrants, options and restricted stock awards		620,383			470,601

Diluted EPS	$8,919,832	16,152,162	$0.55	$6,011,108	15,774,487	$0.38

     As of March 31, 2005 and 2004, there were 0 and 75,000 antidilutive options outstanding, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Commitments and Contingencies:

Employment Agreements:

     The Company has employment agreements with all of its executive officers and with several members of its senior management group, the terms of which expire on December 31, 2005, 2006, or 2007. Such agreements provide for base salary payments as well as bonus entitlement, based on the attainment of specific personal and Company goals. Estimated future compensation under these agreements is approximately $3,111,268. The agreements also contain confidentiality and non-compete provisions.

Leases:

     The Company is party to various operating and capital leases with respect to its facilities and equipment. Please refer to the Company’s consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for discussion of these leases.

Litigation:

     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of any pending legal proceedings will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

10. Recent Accounting Pronouncements:

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB statement No. 123®, “Share-Based Payment,” (“FAS 123R”). FAS 123R revises FASB statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.” FAS 123R applies to all stock-based compensation transactions in which a company acquires services by (1) issuing its stock or other equity instruments, except through arrangements resulting from employee stock-ownership plans (ESOPs) or (2) incurring liabilities that are based on the company’s stock price. FAS 123R is effective for annual periods that begin after June 15, 2005; however, early adoption is encouraged. The Company believes that all of its existing stock-based awards are equity instruments. The Company previously adopted FAS 123 on January 1, 2002 and has been expensing equity based compensation since that time. Management believes the adoption of FAS 123R will have no material impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

•	our ability to purchase defaulted consumer receivables at appropriate prices;

•	changes in the business practices of credit originators in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

•	changes in government regulations that affect our ability to collect sufficient amounts on our acquired or serviced receivables;

•	our ability to employ and retain qualified employees, especially collection personnel;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

•	the degree and nature of our competition;

•	our future ability to comply with the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder;

•	our ability to successfully integrate IGS into our business operations;

•	the sufficiency of our funds generated from operations, existing cash and available borrowings to finance our current operations; and

•	the risk factors listed from time to time in our filings with the Securities and Exchange Commission.

Results of Operations

     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	For the Three Months
	Ended March 31,
	2005	2004
Revenues:
Income recognized on finance receivables	90.1%	94.6%
Commissions	9.9%	5.4%

Total revenue	100.0%	100.0%
Operating expenses:
Compensation and employee services	30.4%	33.8%
Outside legal and other fees and services	20.0%	16.8%
Communications	3.0%	4.0%
Rent and occupancy	1.3%	1.7%
Other operating expenses	2.1%	2.7%
Depreciation and amortization	2.6%	1.8%

Total operating expenses	59.4%	60.8%

Income from operations	40.6%	39.2%
Other income and (expense):
Interest income	0.3%	0.0%
Interest expense	(-0.2%)	(-0.3%)

Income before income taxes	40.7%	38.9%
Provision for income taxes	15.8%	15.2%

Net income	24.9%	23.7%

     We use the following terminology throughout our reports. “Cash Receipts” refers to all collections of cash, regardless of the source. “Cash Collections” refers to collections on our owned portfolios only, exclusive of commission income and sales of finance receivables. “Cash Sales of Finance Receivables” refers to the sales of our owned portfolios. “Commissions” refers to fee income generated from our wholly-owned contingent fee and fee-for-service subsidiaries.

Three Months Ended March 31, 2005 Compared To Three Months Ended March 31, 2004

Revenue

     Total revenue was $35.8 million for the three months ended March 31, 2005, an increase of $10.5 million or 41.5% compared to total revenue of $25.3 million for the three months ended March 31, 2004.

Income Recognized on Finance Receivables

     Income recognized on finance receivables was $32.2 million for the three months ended March 31, 2005, an increase of $8.3 million or 34.7% compared to income recognized on finance receivables of $23.9 million for the three months ended March 31, 2004. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $47.8 million from $35.5 million, an increase of 34.7%. Our amortization rate on owned portfolio for the three months ended March 31, 2005 was 32.6% while for the three months ended March 31, 2004 it was 32.7%. During the three months ended March 31, 2005, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $659.9 million at a cost of $17.8 million. During the three months ended March 31, 2004, we acquired defaulted consumer receivable portfolios with an aggregate face value of $613.1 million at a cost of $15.0 million. Our relative cost basis of acquiring defaulted consumer receivable portfolios increased from 2.46% of face value for the three months ended March 31, 2004 to 2.69% of face value for the three months ended March 31, 2005. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. During the three months ended March 31, 2005, we bought a slightly higher concentration of newer, higher priced portfolios which resulted in a higher purchase price when compared to the three months ended March 31, 2004. However, regardless of the average purchase price, we intend to target a similar internal rate of return in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.

Commissions

     Commissions were $3.5 million for the three months ended March 31, 2005, an increase of $2.1 million or 150.0% compared to commissions of $1.4 million for the three months ended March 31, 2004. Commissions increased as a result of a growing inventory of higher quality accounts from our Anchor contingent fee business as well as the addition of our IGS fee-for-service business.

Operating Expenses

     Total operating expenses were $21.2 million for the three months ended March 31, 2005, an increase of $5.8 million or 37.7% compared to total operating expenses of $15.4 million for the three months ended March 31, 2004. Total operating expenses, including compensation and employee services expenses, were 41.4% of cash receipts excluding sales for the three months ended March 31, 2005 compared to 41.6% for the same period in 2004.

Compensation and Employee Services

     Compensation and employee services expenses were $10.9 million for the three months ended March 31, 2005, an increase of $2.4 million or 28.2% compared to compensation and employee services expenses of $8.5 million for the three months ended March 31, 2004. Compensation and employee services expenses increased as total employees grew to 978 at March 31, 2005 from 814 at March 31, 2004. Compensation and employee services expenses as a percentage of cash receipts excluding sales decreased to 21.1% for the three months ended March 31, 2005 from 23.1% of cash receipts excluding sales for the same period in 2004 as a result of increased collector productivity.

Outside Legal and Other Fees and Services

     Outside legal and other fees and services expenses were $7.2 million for the three months ended March 31, 2005, an increase of $3.0 million or 71.4% compared to outside legal and other fees and services expenses of $4.2 million for the three months ended March 31, 2004. Approximately $1.5 million of the increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth we experienced in our portfolio of defaulted consumer receivables and a portfolio management strategy shift implemented in mid-2002. This strategy resulted in us referring to the legal suit process more previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections represented 27.4% of total cash receipts for the three months ended March 31, 2005 compared to 26.3% for the three months ended March 31, 2004. Total legal expenses for the three months ended March 31, 2005 were 34.4% of legal cash collections compared to 34.5% for the three months ended March 31, 2004. Legal fees and costs increased from $3.3 million for the three months ended March 31, 2004 to $4.8 million, or an increase of 45.5%, for the three months ended March 31, 2005. Of the remaining $1.5 million increase, $1.0 million was from agency fees mainly incurred by our IGS subsidiary and $500,000 was from increased other fees and services.

Communications

     Communications expenses were $1.1 million for the three months ended March 31, 2005, an increase of $100,000 or 10.0% compared to communications expenses of $1.0 million for the three months ended March 31, 2004. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Telephone expenses were responsible for 80.7% of this increase, while the remaining 19.3% was attributable to higher mailing expenses.

Rent and Occupancy

     Rent and occupancy expenses were $476,000 for the three months ended March 31, 2005, an increase of $47,000 or 11.0% compared to rent and occupancy expenses of $429,000 for the three months ended March 31, 2004. Our new IGS facility accounted for $24,000 of the increase while the remaining increase was attributable to rent escalations at our Norfolk locations as well as increased utility charges generally.

Other Operating Expenses

     Other operating expenses were $753,000 for the three months ended March 31, 2005, an increase of $62,000 or 9.0% compared to other operating expenses of $691,000 for the three months ended March 31, 2004. The increase was due to changes in insurance expenses, taxes, fees and licenses, repairs and maintenance, travel expenses and miscellaneous expenses. Taxes, fees and licenses increased by $93,000 and insurance increased by $36,000. These were offset by a decrease in repairs and maintenance of $18,000, a decrease in travel expenses of $21,000 and a decrease in miscellaneous expenses of $28,000.

Depreciation and Amortization

     Depreciation and amortization expenses were $941,000 for the three months ended March 31, 2005, an increase of $493,000 or 110.0% compared to depreciation expenses of $448,000 for the three months ended March 31, 2004. The increase was attributable to the depreciation and amortization of the acquired assets of IGS and the continued capital expenditures on equipment, software and computers related to our growth and systems upgrades. The amortization of the IGS intangible assets accounted for $445,000 of the increase while the remaining increase of $48,000 resulted from continued capital expenditures on equipment, software and computers.

Interest Income

     Interest income was $96,000 for the three months ended March 31, 2005, an increase of $92,000 compared to interest income of $4,000 for the three months ended March 31, 2004. This increase is the result of the investment in auction rate certificates and tax exempt money market accounts during the three months ended March 31, 2005.

Interest Expense

     Interest expense was $64,000 for the three months ended March 31, 2005, a decrease of $5,000 or 7.3% compared to interest expense of $69,000 for the three months ended March 31, 2004. The decrease is due to a lower unused line fee under the new revolving credit arrangement.

Supplemental Performance Data

Owned Portfolio Performance:

The following table shows our portfolio buying activity by year, setting forth, among other things, the purchase price, actual cash collections and estimated remaining cash collections as of March 31, 2005.

($ in thousands)

		Actual Cash				Total Estimated
		Collections	Estimated		Total Estimated	Collections to
Purchase	Purchase	Including Cash	Remaining	Total Estimated	Collections to	Purchase Price
Period	Price(1)	Sales	Collections(2)	Collections(3)	Purchase Price(4)	Adjusted (5)

1996	$3,080	$9,310	$85	$9,395	305%	305%
1997	$7,685	$22,638	$382	$23,020	300%	300%
1998	$11,089	$31,615	$802	$32,418	292%	292%
1999	$18,898	$54,849	$3,462	$58,311	309%	309%
2000	$25,015	$80,229	$10,793	$91,022	364%	364%
2001	$33,471	$108,458	$25,372	$133,830	400%	400%
2002	$42,281	$96,064	$47,145	$143,209	339%	339%
2003	$61,494	$87,968	$86,053	$174,021	283%	283%
2004	$61,311	$30,454	$109,781	$140,236	229%	240%
2005 YTD	$17,822	$873	$29,980	$30,853	173%	229%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(3)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(4)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

(5)	Total estimated collections to purchase price adjusted refers to the total estimated collections divided by the purchase price after removing the impact of purchased bankrupt accounts as well as other purchased accounts that had established some level of payment stream after charge-off (we refer to these as “paying” or “semi-performing” accounts).

     The following graph shows the purchase price of our owned portfolios by year beginning in 1996 and includes the year to date acquisition amount for the quarters ended March 31, 2005 and 2004. The purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts.

     We utilize a long-term approach to collecting our owned pools of receivables. This approach has historically caused us to realize significant cash collections and revenues from purchased pools of finance receivables years after they are originally acquired. As a result, we have in the past been able to reduce our level of current period acquisitions without a corresponding negative current period impact on cash collections and revenue.

     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates our ability to realize significant multi-year cash collection streams on our owned pools:

Cash Collections By Year, By Year of Purchase

($ in thousands)

Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005 YTD	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$45	$9,249
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	216	$22,159
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	483	$31,561
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	1,310	$54,156
2000	25,015	—	—	—	—	6,894	19,498	19,478	16,628	14,098	3,171	$79,767
2001	33,471	—	—	—	—	—	13,048	28,831	28,003	26,717	6,368	$102,967
2002	42,281	—	—	—	—	—	—	15,073	36,258	35,742	8,980	$96,053
2003	61,494	—	—	—	—	—	—	—	24,308	49,706	13,954	$87,968
2004	61,311	—	—	—	—	—	—	—	—	18,019	12,430	$30,449
2005 YTD	17,822	—	—	—	—	—	—	—	—	—	873	$873

Total	$282,146	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$47,830	$515,202

     When we acquire a new pool of finance receivables, our estimates typically result in a 72 — 84 month projection of cash collections. The following chart shows our historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase, adjusted for buybacks.

Owned Portfolio Personnel Performance:

     We measure the productivity of each collector each month, breaking results into groups of similarly tenured collectors. The following three tables display various productivity measures that we track.

Collector by Tenure

Collector FTE at:	12/31/01	12/31/02	12/31/03	12/31/04	03/31/04	03/31/05

One year + [1]	151	210	241	298	274	319
Less than one year [2]	218	223	338	349	294	345
Total [2]	369	433	579	647	568	664

[1] Calculated based on actual employees (collectors) with one year of service or more.

[2] Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.

Monthly Cash Collections by Tenure 1

Average performance YTD	12/31/01	12/31/02	12/31/03	12/31/04	03/31/04	03/31/05

One year + [2]	$15,205	$16,927	$18,158	$17,129	$18,322	$17,846
Less than one year [3]	$ 7,740	$ 8,689	$ 8,303	$ 9,363	$ 9,815	$ 9,363

[1] Cash collection numbers include only accounts assigned to collectors. Significant cash collections do occur on “unassigned” accounts.

[2] Calculated using average YTD monthly cash collections of all collectors with one year or more of tenure.

[3] Calculated using weighted average YTD monthly cash collections of all collectors with less than one year of tenure, including those in training.

YTD Cash Collections per Hour Paid 1

Average performance YTD	12/31/01	12/31/02	12/31/03	12/31/04	03/31/04	03/31/05

Total cash collections	$77.20	$96.37	$108.27	$117.59	$117.76	$135.62
Non-legal cash collections	$66.87	$77.72	$ 80.10	$ 82.06	$ 85.56	$ 95.71

[1] Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

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

Seasonality

     We depend on the ability to collect on our owned and serviced defaulted consumer receivables. Collections tend to be higher in the first and second quarters of the year and lower in the third and fourth quarters of the year, due to consumer payment patterns in connection with seasonal employment trends, income tax refunds, and holiday spending habits. Due to our historical quarterly increases in cash collections, our growth has partially masked the impact of this seasonality.

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
Balance at beginning of period	$105,188,906	$92,568,557
Acquisitions of finance receivables, net of buybacks (1)	17,735,629	14,678,341
Cash collections applied to principal (2)	(15,580,134)	(11,619,112)

Balance at end of period	$107,344,401	$95,627,786

Estimated Remaining Collections (“ERC”)(3)	$313,855,339	$279,238,672

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item; however, it is provided here for informational purposes.

     The following tables categorize our owned portfolios as of March 31, 2005 into the major asset types and account types represented, respectively:

			Life to Date Purchased Face
	No. of		Value of Defaulted
Asset Type	Accounts	%	Consumer Receivables(1)%
Visa/MasterCard/Discover	2,635,187	41.0%	$6,849,510,342	58.1%
Consumer Finance	2,386,386	37.1%	2,009,208,692	17.1%
Private Label Credit Cards	1,225,625	19.1%	1,854,698,419	15.7%
Auto Deficiency	182,171	2.8%	1,069,484,968	9.1%

Total:	6,429,369	100.0%	$11,782,902,421	100.0%

(1)	The Life to Date Purchased Face Value of Defaulted Consumer Receivables represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

     As shown in the following chart, as of March 31, 2005 a majority of our portfolios are secondary and tertiary accounts but we purchase or service accounts at any point in the delinquency cycle.

			Life to Date Purchased Face
			Value of Defaulted
Account Type	No. of Accounts	%	Consumer Receivables(1)%
Fresh	178,111	2.8%	$574,045,987	4.9%
Primary	906,154	14.1%	2,313,600,523	19.6%
Secondary	1,687,658	26.2%	3,162,867,494	26.8%
Tertiary	2,822,623	43.9%	3,616,717,758	30.7%
Other	834,823	13.0%	2,115,670,659	18.0%

Total:	6,429,369	100.0%	$11,782,902,421	100.0%

(1)	The Life to Date Purchased Face Value of Defaulted Consumer Receivables represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.

     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically as of March 31, 2005:

			Life to Date Purchased Face
	No. of		Value of Defaulted
Geographic Distribution	Accounts	%	Consumer Receivables(1)%

Texas	1,659,093	26%	$1,780,298,606	15%
California	555,726	9%	1,366,158,323	12%
Florida	408,209	6%	1,168,070,321	10%
New York	287,800	4%	824,804,361	7%
Pennsylvania	162,752	3%	417,981,310	4%
North Carolina	163,051	3%	404,726,613	3%
Illinois	212,735	3%	362,810,990	3%
New Jersey	116,306	2%	348,367,587	3%
Ohio	181,177	3%	345,227,512	3%
Georgia	128,577	2%	310,046,957	3%
Massachusetts	124,775	2%	288,080,359	2%
Michigan	168,443	3%	276,238,664	2%
South Carolina	108,866	2%	248,647,571	2%
Missouri	245,702	4%	229,236,356	2%
Tennessee	92,877	1%	205,960,798	2%
Maryland	87,009	1%	203,824,575	2%
Other	1,726,271	26%	3,002,421,518	25%

Total:	6,429,369	100%	$11,782,902,421	100%

(1)	The Life to Date Purchased Face Value of Defaulted Consumer Receivables represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

(2)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

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

     Our operating activities provided cash of $14.9 million and $8.0 million for the three months ended March 31, 2005 and 2004, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received for the period which increased from $6.0 million for the three months ended March 31, 2004 to $8.9 million for the three months ended March 31, 2005. The remaining increase was due to changes in other accounts related to our operating activities.

     Our investing activities provided cash of $21.0 million and used cash of $3.9 million during the three months ended March 31, 2005 and 2004, respectively. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, net of cash collections applied to principal on finance receivables. Cash provided by investing activities is primarily driven by the sale of auction rate certificates.

     Our financing activities provided cash of $736,000 and $671,000 during the three months ended March 31, 2005 and 2004, respectively. Cash used in financing activities is primarily driven by payments on long term debt and capital lease obligations. Cash is provided by proceeds from debt financing and stock option exercises.

     Cash paid for interest expenses was $64,000 and $69,000 for the three months ended March 31, 2005 and 2004, respectively. The interest expenses were paid for capital lease obligations and other long-term debt.

     We maintain a $25.0 million revolving line of credit with RBC Centura Bank (“RBC”) pursuant to an agreement entered into on November 28, 2003 and amended on November 22, 2004. The credit facility bears interest at a spread of 2.50% over LIBOR and extends through November 28, 2006. The agreement provides for:

▪	restrictions on monthly borrowings are limited to 20% of Estimated Remaining Collections;

▪	a debt coverage ratio of at least 8.0 to 1.0 calculated on a rolling twelve-month average;

▪	a debt to tangible net worth ratio of less than 0.40 to 1.00;

▪	net income per quarter of at least $1.00, calculated on a consolidated basis; and

▪	restrictions on change of control.

     This facility had no amounts outstanding at March 31, 2005.

     As of March 31, 2005 there are five loans outstanding. On July 20, 2000, one of our subsidiaries entered into a credit facility for a $550,000 loan, for the purpose of purchasing a building and land in Hutchinson, Kansas. The loan bears interest at a variable rate based on LIBOR and consists of monthly principal payments for 60 months and a final installment of unpaid principal and accrued interest payable on July 21, 2005. On February 9, 2001, we entered into a commercial loan agreement in the amount of $107,000 in order to purchase equipment for our Norfolk, Virginia location. This loan bears interest at a fixed rate of 7.9% and matures on February 1, 2006. On February 20, 2002, one of our subsidiaries entered into an additional arrangement for a $500,000 commercial loan in order to finance construction of a parking lot at our Norfolk, Virginia location. This loan bears interest at a fixed rate of 6.47% and matures on September 1, 2007. On May 1, 2003, we entered into a commercial loan agreement in the amount of $975,000 to finance equipment purchases for our Hampton, Virginia location. This loan bears interest at a fixed rate of 4.25% and matures on May 1, 2008. On January 9, 2004, we entered into a commercial loan agreement in the amount of $750,000 to finance equipment purchases at our newly leased Norfolk facility. This loan bears interest at a fixed rate of 4.45% and matures on January 1, 2009. The loans are collateralized by the related asset and require us to maintain net worth greater than $20 million and a cash flow coverage ratio of at least 1.5 to 1.0 calculated on a rolling twelve-month average.

Contractual Obligations

     Our contractual obligations as of March 31, 2005 are as follows:

	Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$13,948,468	$1,774,872	$3,517,136	$3,714,682	$4,941,778
Long-Term Debt	1,923,640	829,542	936,253	157,845	—
Capital Lease Obligations	571,437	204,055	295,323	72,059	—
Purchase Commitments (1)	11,692,439	9,119,939	2,415,000	157,500	—
Employment Agreements	3,111,268	1,618,788	1,492,480	—	—

Total	$31,247,252	$13,547,196	$8,656,192	$4,102,086	$4,941,778

(1) Of this amount, $4,000,000 represents the potential payout we may incur as additional purchase price in association with the acquisition of the assets of IGS Nevada, Inc. The earn out provisions are defined in the asset purchase agreement.

Off Balance Sheet Arrangements

     We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934.

Recent Accounting Pronouncements

     In October 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer.” This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Accordingly, we adopted SOP 03-03 on January 1, 2005. The SOP limits the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. The SOP requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP freezes the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio is written down to maintain the original IRR. Increases in expected future cash flows are recognized prospectively through adjustment of the IRR over a portfolio’s remaining life. The SOP provides that previously issued annual financial statements would not need to be restated. Historically, as we have applied the guidance of Practice Bulletin 6, we have moved yields both upward and downward as appropriate under that guidance. However, since the new SOP guidance does not permit yields to be lowered, it will increase the probability of impairment charges in the future.

     In March 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” This proposed Statement would neither change the accounting in FASB Statement No. 123, “Accounting for Stock-Based Compensation,” for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees nor change the accounting for stock ownership plans, which are subject to AICPA Statement of Position 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” The Board intends to reconsider the accounting for those transactions and plan in a later phase of its project on equity-based compensation. In this proposed Statement, the Board believes that employee services received in exchange for equity instruments give rise to recognizable compensation cost as the services are used in the issuing entity’s operations. In addition, the proposed Statement would require that public companies measure the compensation cost related to employee services received in exchange for equity instruments issued based on the grant-date fair value of those instruments. The Board will also consider other items such as streamlining volatility assumptions and addressing the fair value measurement models. On April 14, 2005, the FASB delayed the effective date for annual periods beginning after June 15, 2005, rather than January 1, 2005 as originally proposed. In addition, the FASB recently decided to include in the proposed statement two transition methods: one that provides for prospective treatment and one that provides for retrospective application. The FASB is expected to issue its final standard before December 31, 2004. Management will continue to assess the potential impact this statement will have us; however, we have adopted SFAS 123 and currently expense all equity-based compensation in the current period.

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

Revenue Recognition

     We acquire loans that have experienced deterioration of credit quality between origination and our acquisition of the loans. The amount paid for a loan reflects our determination that it is probable we will be unable to collect all amounts due according to the loan’s contractual terms. At acquisition, we review each loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that we will be unable to collect all amounts due according to the loan’s contractual terms. If both conditions exist, we determine whether each such loan is to be accounted for individually or whether such loans will be assembled into pools of loans based on common risk characteristics. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio of loans and subsequently aggregated pools of loans. We determine the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference) based on our proprietary acquisition models. The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining life of the loan or pool (accretable yield).

     Prior to January 1, 2005, we accounted for our investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, we adopted and began to account for our investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-03 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-03 is effective. Under the guidance of SOP 03-03 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-03 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-03 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received, the carrying value of a pool would be written down to maintain the then current IRR. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, we use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above.

     We establish valuation allowances for all acquired loans subject to SOP 03-03 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the loans. At March 31, 2005, we had no valuation allowance on our finance receivables. Prior to January 1, 2005, in the event that estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

     We utilize the provisions of Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) to commission revenue from our contingent fee and skip-tracing subsidiaries. EITF 99-19 requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes an assessment of who retains inventory/credit risk, who controls vendor selection, who establishes pricing and who remains the primary obligor on the transaction. Each of these factors was considered to determine the correct method of recognizing revenue from our subsidiaries.

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

Valuation of Acquired Intangibles and Goodwill

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we are required to perform a review of goodwill for impairment annually or earlier if indicators of potential impairment exist. The review of goodwill for potential impairment is highly subjective and requires that: (1) goodwill is allocated to various reporting units of our business to which it relates; (2) we estimate the fair value of those reporting units to which the goodwill relates; and (3) we determine the book value of those reporting units. If the estimated fair value of reporting units with allocated goodwill is determined to be less than their book value, we are required to estimate the fair value of all identifiable assets and liabilities of those reporting units in a manner similar to a purchase price allocation for an acquired business. This requires independent valuation of certain unrecognized assets. Once this process is complete, the amount of goodwill impairment, if any, can be determined.

     We believe as of March 31, 2005 there was no impairment of goodwill. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts, and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles, or goodwill.

Income Taxes

     We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     Our exposure to market risk relates to interest rate risk with our variable rate credit line. As of March 31, 2005, we had no variable rate debt outstanding on our revolving credit lines. We did have variable rate debt outstanding on our long-term debt collateralized by the Kansas real estate. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) or 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management’s assessment was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has determined that, as of December 31, 2004, its internal control over financial reporting was effective. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report dated March 14, 2005 included in our Annual Report on Form 10-K as filed for the year ended December 31, 2004.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

(b)	Reports on Form 8-K.

Filed February 22, 2005, issuance of a quarterly earnings press release for the three and twelve months ended December 31, 2004.

Filed March 15, 2005, entry into a material definitive agreement approving the 2005 base salaries and final 2004 bonuses for our named executive officers.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)

Date: April 22, 2005	By:	/s/ Steven D. Fredrickson

Steven D. Fredrickson
Chief Executive Officer, President and
Chairman of the Board of Directors (Principal Executive Officer)

Date: April 22, 2005	By:	/s/ Kevin P. Stevenson

Kevin P. Stevenson
Chief Financial Officer, Executive Vice President,
Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)