Form 10-Q
period 2005-06-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2005-07-28
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
YES ☑            NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☑            NO ☐
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 19, 2005
Common Stock, $0.01 par value	15,661,540

PORTFOLIO RECOVERY ASSOCIATES, INC.
INDEX

		Page(s)
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of June 30, 2005 and December 31, 2004	3

	Consolidated Income Statements (unaudited) For the three and six months ended June 30, 2005 and 2004	4

	Consolidated Statements of Cash Flows (unaudited) For the six months ended June 30, 2005 and 2004	5

	Notes to Consolidated Financial Statements (unaudited)	6-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-31

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	32

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 4.	Submission to a Vote of Security Holders	33

Item 6.	Exhibits and Reports on Form 8-K	33

SIGNATURES		34

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004
(unaudited)

	June 30,	December 31,
	2005	2004
Assets

Cash and cash equivalents	$68,514,808	$24,512,575
Investments	—	23,950,000
Finance receivables, net	114,837,794	105,188,906
Property and equipment, net	6,754,701	5,752,489
Goodwill	6,397,138	6,397,138
Intangible assets, net	5,429,122	6,318,838
Other assets	1,689,068	3,056,023

Total assets	$203,622,631	$175,175,969

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$312,366	$1,413,726
Accrued expenses	1,836,681	1,563,285
Income taxes payable	6,939,617	182,221
Accrued payroll and bonuses	4,865,120	4,475,919
Deferred tax liability	15,408,138	13,650,722
Long-term debt	1,669,269	1,924,422
Obligations under capital lease	477,213	576,234

Total liabilities	31,508,404	23,786,529

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000,000, issued and outstanding shares - 15,620,540 at June 30, 2005, and 15,498,210 at December 31, 2004	156,205	154,982
Additional paid in capital	103,647,887	100,905,851
Retained earnings	68,310,135	50,328,607

Total stockholders’ equity	172,114,227	151,389,440

Total liabilities and stockholders’ equity	$203,622,631	$175,175,969

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2005 and 2004
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues:
Income recognized on finance receivables	$33,822,970	$26,890,303	$66,072,640	$50,797,889
Commissions	2,092,973	1,253,263	5,621,671	2,610,510

Total revenue	35,915,943	28,143,566	71,694,311	53,408,399

Operating expenses:
Compensation and employee services	10,414,577	9,211,032	21,275,508	17,748,291
Outside legal and other fees and services	7,574,697	5,449,950	14,736,479	9,691,251
Communications	1,039,821	810,794	2,097,720	1,818,299
Rent and occupancy	512,565	433,039	988,330	862,037
Other operating expenses	729,052	689,103	1,481,906	1,379,753
Depreciation and amortization	1,039,284	462,655	1,980,005	910,334

Total operating expenses	21,309,996	17,056,573	42,559,948	32,409,965

Income from operations	14,605,947	11,086,993	29,134,363	20,998,434

Other income and (expense):
Interest income	191,849	24,999	287,460	28,582
Interest expense	(62,921)	(67,681)	(126,815)	(137,068)

Income before income taxes	14,734,875	11,044,311	29,295,008	20,889,948

Provision for income taxes	5,673,179	4,294,088	11,313,480	8,128,617

Net income	$9,061,696	$6,750,223	$17,981,528	$12,761,331

Net income per common share
Basic	$0.58	$0.44	$1.16	$0.83
Diluted	$0.56	$0.43	$1.12	$0.81
Weighted average number of shares outstanding
Basic	15,598,592	15,322,337	15,565,185	15,313,111
Diluted	16,073,787	15,775,659	16,112,975	15,775,073
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(unaudited)

	2005	2004
Operating activities:
Net income	$17,981,528	$12,761,331
Adjustments to reconcile net income to cash provided by operating activities:
Increase in equity from vested options and warrants	257,605	247,031
Income tax benefit from stock option exercises	1,205,374	278,635
Depreciation and amortization	1,980,005	910,334
Deferred tax expense	1,757,416	7,640,001
Changes in operating assets and liabilities:
Other assets	1,366,955	53,154
Accounts payable	(1,101,360)	(240,946)
Income taxes	6,757,396	204,339
Accrued expenses	273,396	43,743
Accrued payroll and bonuses	389,201	171,022

Net cash provided by operating activities	30,867,516	22,068,644

Cash flows from investing activities:
Purchases of property and equipment	(2,092,502)	(1,469,388)
Acquisition of finance receivables, net of buybacks	(40,216,813)	(26,804,287)
Collections applied to principal on finance receivables	30,567,925	23,102,559
Purchase of auction rate certificates	(40,175,000)	(14,950,000)
Sales of auction rate certificates	64,125,000	—

Net cash provided by/(used in) investing activities	12,208,610	(20,121,116)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	1,280,281	195,590
Proceeds from long-term debt	—	750,000
Payments on long-term debt	(255,153)	(233,426)
Payments on capital lease obligations	(99,021)	(169,762)

Net cash provided by financing activities	926,107	542,402

Net increase in cash and cash equivalents	44,002,233	2,489,930

Cash and cash equivalents, beginning of period	24,512,575	24,911,841

Cash and cash equivalents, end of period	$68,514,808	$27,401,771

Supplemental disclosure of cash flow information:
Cash paid for interest	$126,815	$137,068
Cash paid for income taxes	$1,593,194	$5,643

Noncash investing and financing activities:
Capital lease obligations incurred	$—	$296,910
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Business:
     Portfolio Recovery Associates, LLC (“PRA”) was formed on March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA Inc completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of PRA were exchanged on a one to one basis for warrants and shares of a single class of common stock of PRA Inc. PRA Inc now owns all outstanding membership units of PRA, PRA Receivables Management, LLC (d/b/a Anchor Receivables Management) (“Anchor”) and PRA Location Services, LLC (d/b/a IGS Nevada) (“IGS”). PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) purchases, collects and manages portfolios of defaulted consumer receivables and provides asset-location and debt resolution services. The defaulted consumer receivables the Company collects are either purchased from the sellers of finance receivables or are collected on behalf of clients on a commission fee basis. This is primarily accomplished by maintaining a staff of highly skilled collectors whose purpose is to locate and contact the customers and arrange payment or resolution of the debt. The Company also contracts with independent attorneys with which the Company can undertake legal action in order to satisfy the outstanding debt.
     The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I, Anchor and IGS.
     The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s balance sheet as of June 30, 2005, its income statements for the three and six month periods ended June 30, 2005 and 2004 and its statements of cash flows for the six month periods ended June 30, 2005 and 2004, respectively. The income statements of the Company for the three and six month periods ended June 30, 2005 and 2004 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2004.
2. Finance Receivables, net:
     The Company acquires accounts that have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts. The amount paid for an account reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to the account’s contractual terms. At acquisition, the Company reviews each account to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the account’s contractual terms. If both conditions exist, the Company determines whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio and subsequently aggregated pools of accounts. The Company determines the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference) based on the Company’s proprietary acquisition models. The remaining amount, representing the excess of the account’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining life of the account or pool (accretable yield).
     Prior to January 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants (“AICPA”)

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Statement of Position (“SOP”) 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-03 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-03 is effective. Under the guidance of SOP 03-03 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-03 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-03 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received, the carrying value of a pool would be written down to maintain the then current IRR. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At June 30, 2005, the Company had unamortized purchased principal (purchase price) of $2,038,168 in pools accounted for under the cost recovery method.
     The Company establishes valuation allowances for all acquired accounts subject to SOP 03-03 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At June 30, 2005, the Company had no valuation allowance on its finance receivables. Prior to January 1, 2005, in the event that estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at June 30, 2005 and 2004 was $908,234 and $1,035,153, respectively. During the three and six months ended June 30, 2005 the Company capitalized $40,044 and $125,580, respectively, of these direct acquisition fees. During the three and six months ended June 30, 2004 the Company capitalized $258,376 and $334,014, respectively, of these direct acquisition fees. During the three and six months ended June 30, 2005 the Company amortized $148,862 and $315,861, respectively, of these direct acquisition fees. During the three and six months ended June 30, 2004 the Company amortized $291,930 and $570,405, respectively, of these direct acquisition fees. At June 30, 2004 the Company wrote-off $530,580 related to the capitalization of fees paid to third parties for address correction and other customer data associated with the acquisition of portfolios purchased over the past five years. As a result of a review of the Company’s accounting, the Company determined these capitalized acquisition fees should be expensed.
     The agreements to purchase the aforementioned receivables include general representations and warranties from the sellers covering account holder death or bankruptcy and accounts paid in full, settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days. Any funds received from the seller of finance receivables as a return of purchase price are referred to as buybacks. Buyback funds are simply applied against the finance receivable balance received and

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
are not included in the Company’s cash collections from operations. In some cases, the seller will replace the returned accounts with new accounts in lieu of returning the purchase price. In that case, the old account is removed from the pool and the new account is added.
     As of June 30, 2005 and 2004, the Company had $114,837,794 and $96,270,285, respectively, remaining of finance receivables. Changes in finance receivables for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Balance at beginning of period	$107,344,401	$95,627,786	$105,188,906	$92,568,557
Acquisitions of finance receivables, net of buybacks	22,481,184	12,125,947	40,216,813	26,804,287

Cash collections	(48,810,761)	(38,373,751)	(96,640,565)	(73,900,448)
Income recognized on finance receivables	33,822,970	26,890,303	66,072,640	50,797,889

Cash collections applied to principal	(14,987,791)	(11,483,448)	(30,567,925)	(23,102,559)

Balance at end of period	$114,837,794	$96,270,285	$114,837,794	$96,270,285

     Based upon current projections, cash collections applied to principal is estimated to be as follows for the twelve months in the periods ending:

June 30, 2006	$30,144,849
June 30, 2007	28,452,325
June 30, 2008	26,105,529
June 30, 2009	16,750,410
June 30, 2010	12,151,906
June 30, 2011	1,232,775

$114,837,794

     Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of June 30, 2005 and 2004. Reclassifications from nonaccretable difference primarily result from the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Balance at beginning of period	$206,510,938	$183,610,886	$202,841,339	$175,098,132
Income recognized on finance receivables	(33,822,970)	(26,890,303)	(66,072,640)	(50,797,889)
Additions	27,467,911	19,056,295	40,428,135	40,345,733
Sales	—	—	—	—
Reclassifications from nonaccretable difference	24,297,324	12,193,208	47,256,369	23,324,110

Balance at end of period	$224,453,203	$187,970,086	$224,453,203	$187,970,086

     During the three and six months ended June 30, 2005, the Company purchased $1.36 billion and $2.02 billion of face value of charged-off consumer receivables. During the three and six months ended June 30, 2004, the Company purchased $1.49 billion and $2.11 billion of face value of charged-off consumer receivables. At June 30, 2005, the estimated remaining collections on the receivables purchased in the three and six months ended June 30, 2005 are $50,061,428 and $77,572,586, respectively. At June 30, 2005, the estimated remaining collections on the receivables purchased in the three and six months ended June 30, 2004 are $19,362,875 and $43,076,635, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Revolving Line of Credit:
     The Company maintains a $25.0 million revolving line of credit pursuant to an agreement entered into on November 28, 2003 and amended on November 22, 2004. The credit facility bears interest at a spread of 2.50% over LIBOR and extends through November 28, 2006. The agreement calls for:
•	restrictions on monthly borrowings are limited to 20% of estimated remaining collections;

•	a debt coverage ratio of at least 8.0 to 1.0, calculated on a rolling twelve-month average;

•	a debt to tangible net worth ratio of less than 0.40 to 1.00;

•	net income per quarter of at least $1.00, calculated on a consolidated basis; and

•	restrictions on change of control.
     This facility had no amounts outstanding at June 30, 2005. As of June 30, 2005 the Company is in compliance with all of the covenants of this agreement.
4. Long-Term Debt:
     In July 2000, the Company purchased a building in Hutchinson, Kansas. The building was financed with a commercial loan for $550,000 with a variable interest rate based on LIBOR. This commercial loan is collateralized by the real estate in Kansas. Monthly principal payments on the loan were $4,583 for an amortized term of 10 years. A balloon payment of $275,000 was due July 21, 2005, which resulted in a five-year principal payout. The loan was paid in full at its maturity date of July 21, 2005.
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
     These five loans are collateralized by the related asset and are subject to the following covenants:
•	net worth greater than $20,000,000; and

•	a cash flow coverage ratio of at least 1.5 to 1 calculated on a rolling twelve-month average.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. Property and Equipment:
     Property and equipment, at cost, consist of the following as of the dates indicated:

	June 30,	December 31,
	2005	2004
Software	$2,805,390	$2,550,224
Computer equipment	3,300,797	2,964,333
Furniture and fixtures	2,002,774	1,729,792
Equipment	2,531,575	1,876,081
Leasehold improvements	1,606,785	1,146,489
Building and improvements	1,193,906	1,142,017
Land	150,922	150,922
Less accumulated depreciation	(6,837,448)	(5,807,369)

Property and equipment, net	$6,754,701	$5,752,489

6. Intangible Assets:
     With the acquisition of IGS on October 1, 2004, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client relationships, non-compete agreements and goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is amortizing the client relationships and non-compete agreements over seven and three years, respectively and reviews them annually for impairment. Total amortization expense was $444,858 and $889,716 for the three and six months ended June 30, 2005, respectively. Total amortization expense was $0 for the three and six months ended June 30, 2004. In addition, goodwill, pursuant to SFAS 142, is not amortized but rather is reviewed annually for impairment.
7. Stock-Based Compensation:
     The Company has a stock option and restricted (nonvested) share plan. The Amended and Restated Portfolio Recovery Associates 2002 Stock Option Plan and 2004 Restricted Stock Plan was approved by the Company’s shareholders at its Annual Meeting of Shareholders on May 12, 2004, enabling the Company to issue to its employees and directors restricted shares of stock, as well as stock options. Also, in connection with the IPO, all existing PRA warrants that were owned by certain individuals and entities were exchanged for an equal number of PRA Inc warrants. Prior to 2002, the Company accounted for stock compensation issued under the recognition and measurement provisions of APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related Interpretations.
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
     Total equity-based compensation expense was $245,619 and $475,472 for the three and six months ended June 30, 2005, respectively. Total equity-based compensation expense was $146,198 and $295,196 for the three and six months ended June 30, 2004, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Warrants
     Prior to the IPO, the PRA management committee was authorized to issue warrants to partners, employees or vendors to purchase membership units. Generally, warrants granted had a term between 5 and 7 years and vested within 3 years. Warrants had been issued at or above the fair market value on the date of grant. Warrants vest and expire according to terms established at the grant date. All warrants became fully vested at the Company’s IPO in 2002. During the three and six months ended June 30, 2005 and 2004, no warrants were issued.
     The following summarizes all warrant related transactions from December 31, 2001 through June 30, 2005:

		Weighted
		Average
	Warrants	Exercise
	Outstanding	Price
December 31, 2001	2,195,000	$4.17
Granted	50,000	10.00
Exercised	(50,000)	4.20
Cancelled	(10,000)	4.20

December 31, 2002	2,185,000	4.30
Exercised	(2,026,000)	4.17
Cancelled	(51,500)	9.72

December 31, 2003	107,500	4.20
Exercised	(67,500)	4.20

December 31, 2004	40,000	4.20
Exercised	(33,750)	4.20

June 30, 2005	6,250	$4.20

     The following information is as of June 30, 2005:

	Warrants Outstanding			Warrants Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$4.20	6,250	0.8	$4.20	6,250	$4.20

Total at June 30, 2005	6,250	0.8	$4.20	6,250	$4.20

Stock Options
     The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 (the “Amended Plan”) to enable the Company to issue restricted (nonvested) shares of stock to its employees and directors. The Amended Plan was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012. All options and restricted shares issued under the Amended Plan vest ratably over 5 years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and May 16, 2012. Options granted to a single person cannot exceed 200,000 in a single year. As of June 30, 2005, 895,000 options have been granted under the Amended Plan, of which 83,070 have been cancelled.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Options are expensed under SFAS 123 and are included in operating expenses as a component of compensation. The Company issued 0 and 20,000 options to non-employee directors during the three and six months ended June 30, 2004, respectively. The Company issued 0 options to non-employee directors during the three and six months ended June 30, 2005. All of the stock options which have been issued under the Amended Plan were issued to employees of the Company except for 40,000 which were issued to non-employee directors.
     The following summarizes all option related transactions from December 31, 2001 through June 30, 2005:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
December 31, 2001	—	$—
Granted	820,000	13.06
Exercised	—	—
Cancelled	(12,150)	13.00

December 31, 2002	807,850	13.06
Granted	55,000	27.88
Exercised	(50,915)	13.00
Cancelled	(14,025)	13.00

December 31, 2003	797,910	14.09
Granted	20,000	28.79
Exercised	(63,511)	13.30
Cancelled	(47,940)	13.00

December 31, 2004	706,459	14.65
Exercised	(87,580)	13.00
Cancelled	(8,955)	13.00

June 30, 2005	609,924	$14.91

     The following information is as of June 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$13.00	521,924	4.4	$13.00	101,999	$13.00
$16.16	14,000	4.4	16.16	5,000	16.16
$27.77 - $29.79	74,000	5.2	28.11	14,000	28.06

Total at June 30, 2005	609,924	4.5	$14.91	120,999	$14.87

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
     The following summarizes all nonvested stock transactions from December 31, 2002 through June 30, 2005:

	Nonvested	Weighted
	Shares	Average
	Outstanding	Price
December 31, 2002	—	$—
Granted	13,045	27.57

December 31, 2003	13,045	27.57
Granted	84,350	26.94
Vested	(2,609)	27.57
Cancelled	(4,900)	26.08

December 31, 2004	89,886	27.06
Granted	1,000	34.88
Vested	(1,000)	24.40
Cancelled	(4,650)	26.46

June 30, 2005	85,236	$27.22

8. Earnings per Share:
     Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock warrants, stock options and restricted stock awards. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three and six months ended June 30, 2005 and 2004:

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	For the three months ended June 30,
		2005			2004
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$9,061,696	15,598,592	$0.58	$6,750,223	15,322,337	$0.44
Dilutive effect of stock warrants, options and restricted stock awards		475,195			453,322

Diluted EPS	$9,061,696	16,073,787	$0.56	$6,750,223	15,775,659	$0.43

	For the six months ended June 30,
		2005			2004
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$17,981,528	15,565,185	$1.16	$12,761,331	15,313,111	$0.83
Dilutive effect of stock warrants, options and restricted stock awards		547,790			461,962

Diluted EPS	$17,981,528	16,112,975	$1.12	$12,761,331	15,775,073	$0.81

     As of June 30, 2005 and 2004, there were 0 and 75,000 antidilutive options outstanding, respectively.
9. Commitments and Contingencies:
Employment Agreements:
     The Company has employment agreements with all of its executive officers and with several members of its senior management group, the terms of which expire on December 31, 2005, 2006, or 2007. Such agreements provide for base salary payments as well as bonus entitlement, based on the attainment of specific personal and Company goals. Estimated future compensation under these agreements is approximately $2,961,598. The agreements also contain confidentiality and non-compete provisions.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:
This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:
•	our ability to purchase defaulted consumer receivables at appropriate prices;

•	changes in the business practices of credit originators in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

•	changes in government regulations that affect our ability to collect sufficient amounts on our acquired or serviced receivables;

•	our ability to employ and retain qualified employees, especially collection personnel;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

•	the degree and nature of our competition;

•	our future ability to comply with the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder;

•	our ability to successfully integrate IGS into our business operations;

•	our ability to secure sufficient levels of placements for our fee-for-service businesses;

•	the sufficiency of our funds generated from operations, existing cash and available borrowings to finance our current operations; and

•	the risk factors listed from time to time in our filings with the Securities and Exchange Commission.

Results of Operations
     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues:
Income recognized on finance receivables	94.2%	95.5%	92.2%	95.1%
Commissions	5.8%	4.5%	7.8%	4.9%

Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	29.0%	32.7%	29.7%	33.2%
Outside legal and other fees and services	21.1%	19.4%	20.6%	18.1%
Communications	2.9%	2.9%	2.9%	3.4%
Rent and occupancy	1.4%	1.5%	1.4%	1.6%
Other operating expenses	2.0%	2.4%	2.1%	2.6%
Depreciation and amortization	2.9%	1.6%	2.8%	1.7%

Total operating expenses	59.3%	60.6%	59.4%	60.7%

Income from operations	40.7%	39.4%	40.6%	39.3%
Other income and (expense):
Interest income	0.5%	0.1%	0.4%	0.1%
Interest expense	(0.2%)	(0.2%)	(0.2%)	(0.3%)

Income before income taxes	41.0%	39.2%	40.9%	39.1%
Provision for income taxes	15.8%	15.3%	15.8%	15.2%

Net income	25.2%	24.0%	25.1%	23.9%

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
Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004
Revenue
     Total revenue was $35.9 million for the three months ended June 30, 2005, an increase of $7.8 million or 27.8% compared to total revenue of $28.1 million for the three months ended June 30, 2004.
Income Recognized on Finance Receivables
     Income recognized on finance receivables was $33.8 million for the three months ended June 30, 2005, an increase of $6.9 million or 25.7% compared to income recognized on finance receivables of $26.9 million for the three months ended June 30, 2004. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $48.8 million from $38.4 million, an increase of 27.1%. Our amortization rate on our owned portfolio for the three months ended June 30, 2005 was 30.7% while for the three months ended June 30, 2004 it was 29.9%. During the three months ended June 30, 2005, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $1.36 billion at a cost of $23.1 million. During the three months ended June 30, 2004, we acquired defaulted consumer receivable portfolios with an aggregate face value of $1.49 billion at a cost of $12.9 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. During the three months ended June 30, 2005, we bought a slightly higher concentration of newer, higher priced portfolios which resulted in a higher purchase price when compared to the three months ended June 30, 2004. However, regardless of the average purchase price, we intend to target a similar internal rate of return in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
Commissions
     Commissions were $2.1 million for the three months ended June 30, 2005, an increase of $0.8 million or 61.5% compared to commissions of $1.3 million for the three months ended June 30, 2004. Commissions increased as a result of the addition of our IGS fee-for-service business as well as a slight increase in revenue generated by our Anchor contingent fee business compared to the prior year period.
Operating Expenses
     Total operating expenses were $21.3 million for the three months ended June 30, 2005, an increase of $4.2 million or 24.6% compared to total operating expenses of $17.1 million for the three months ended June 30, 2004. Total operating expenses, including compensation and employee services expenses, were 41.9% of cash receipts excluding sales for the three months ended June 30, 2005 compared to 43.0% for the same period in 2004.
Compensation and Employee Services
     Compensation and employee services expenses were $10.4 million for the three months ended June 30, 2005, an increase of $1.2 million or 13.0% compared to compensation and employee services expenses of $9.2 million for the three months ended June 30, 2004. Compensation and employee services expenses increased as total employees grew to 999 at June 30, 2005 from 851 at June 30, 2004. Compensation and employee services expenses as a percentage of cash receipts excluding sales decreased to 20.5% for the three months ended June 30, 2005 from 23.2% of cash receipts excluding sales for the same period in 2004 as a result of increased collector productivity and a shift in portfolio mix.
Outside Legal and Other Fees and Services
     Outside legal and other fees and services expenses were $7.6 million for the three months ended June 30, 2005, an increase of $2.1 million or 38.2% compared to outside legal and other fees and services expenses of $5.5 million for the three months ended June 30, 2004. Of the $2.1 million increase, $0.5 million was attributable to agency fees mainly incurred by our IGS subsidiary and $0.2 million was attributable to increases in other fees and services. This was offset by a decrease of $0.5 million as a result of capitalized acquisition fees that were expensed in the quarter ended June 30, 2004 as a result of a review of our accounting. The remaining $1.9 million increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth we experienced in our portfolio of defaulted consumer receivables and a portfolio management strategy shift implemented in mid-2002. This strategy resulted in us referring to the legal suit process more previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections represented 32.2% of total cash receipts for the three months ended June 30, 2005 compared to 28.9% for the three months ended June 30, 2004. Total legal expenses for the three months ended June 30, 2005 were 34.9% of legal cash collections compared to 33.1% for the three months ended June 30, 2004. Legal fees and costs increased from $3.8 million for the three months ended June 30, 2004 to $5.7 million, or an increase of 50.0%, for the three months ended June 30, 2005.

Communications
     Communications expenses were $1.0 million for the three months ended June 30, 2005, an increase of $189,000 or 18.9% compared to communications expenses of $811,000 for the three months ended June 30, 2004. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 90.7% of this increase, while the remaining 9.3% is attributable to higher telephone expenses.
Rent and Occupancy
     Rent and occupancy expenses were $513,000 for the three months ended June 30, 2005, an increase of $80,000 or 18.5% compared to rent and occupancy expenses of $433,000 for the three months ended June 30, 2004. Our new IGS facility accounted for $62,000 of the increase while the remaining increase was attributable to rent escalations at our Norfolk locations as well as increased utility charges generally.
Other Operating Expenses
     Other operating expenses were $729,000 for the three months ended June 30, 2005, an increase of $40,000 or 5.8% compared to other operating expenses of $689,000 for the three months ended June 30, 2004. The increase was due to changes in taxes, fees and licenses, repairs and maintenance, travel expenses, advertising and marketing and miscellaneous expenses. Travel expenses increased by $23,000, advertising and marketing expenses increased by $17,000 and taxes, fees and licenses increased by $15,000. These were offset by a decrease in repairs and maintenance of $10,000 and a decrease in miscellaneous expenses of $5,000.
Depreciation and Amortization
     Depreciation and amortization expenses were $1,039,000 for the three months ended June 30, 2005, an increase of $576,000 or 124.4% compared to depreciation expenses of $463,000 for the three months ended June 30, 2004. The increase was attributable to the depreciation and amortization of the acquired assets of IGS and the continued capital expenditures on equipment, software and computers related to our growth and systems upgrades. The amortization of the IGS intangible assets accounted for $445,000 of the increase while the remaining increase of $131,000 resulted from continued capital expenditures on equipment, software and computers.
Interest Income
     Interest income was $192,000 for the three months ended June 30, 2005, an increase of $167,000 compared to interest income of $25,000 for the three months ended June 30, 2004. This increase is the result of the investment in auction rate certificates and tax exempt money market accounts during the three months ended June 30, 2005.
Interest Expense
     Interest expense was $63,000 for the three months ended June 30, 2005, a decrease of $5,000 compared to interest expense of $68,000 for the three months ended June 30, 2004. The decrease is due to lower balances on our long-term debt and obligations under capital leases.
Six Months Ended June 30, 2005 Compared To Six Months Ended June 30, 2004
Revenue
     Total revenue was $71.7 million for the six months ended June 30, 2005, an increase of $18.3 million or 34.3% compared to total revenue of $53.4 million for the six months ended June 30, 2004.

Income Recognized on Finance Receivables
     Income recognized on finance receivables was $66.1 million for the six months ended June 30, 2005, an increase of $15.3 million or 30.1% compared to income recognized on finance receivables of $50.8 million for the six months ended June 30, 2004. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $96.6 million from $73.9 million, an increase of 30.7%. Our amortization rate on our owned portfolio for the six months ended June 30, 2005 was 31.6% while for the six months ended June 30, 2004 it was 31.3%. During the six months ended June 30, 2005, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $2.02 billion at a cost of $40.9 million. During the six months ended June 30, 2004, we acquired defaulted consumer receivable portfolios with an aggregate face value of $2.10 billion at a cost of $27.9 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. During the six months ended June 30, 2005, we bought a higher concentration of newer, higher priced portfolios which resulted in a higher purchase price when compared to the six months ended June 30, 2004. However, regardless of the average purchase price, we intend to target a similar internal rate of return in pricing our portfolio acquisitions, therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
Commissions
     Commissions were $5.6 million for the six months ended June 30, 2005, an increase of $3.0 million or 115.4% compared to commissions of $2.6 million for the six months ended June 30, 2004. Commissions increased as a result of the addition of our IGS fee-for-service business as well as a slight increase in revenue generated by our Anchor contingent fee business compared to the prior year period.
Operating Expenses
     Total operating expenses were $42.6 million for the six months ended June 30, 2005, an increase of $10.2 million or 31.5% compared to total operating expenses of $32.4 million for the six months ended June 30, 2004. Total operating expenses, including compensation and employee services expenses, were 41.6% of cash receipts excluding sales for the six months ended June 30, 2005 compared with 42.4% for the same period in 2004.
Compensation and Employee Services
     Compensation and employee services expenses were $21.3 million for the six months ended June 30, 2005, an increase of $3.6 million or 20.3% compared to compensation and employee services expenses of $17.7 million for the six months ended June 30, 2004. Compensation and employee services expenses increased as total employees grew to 999 at June 30, 2005 from 851 at June 30, 2004. Compensation and employee services expenses as a percentage of cash receipts excluding sales decreased to 20.8% for the six months ended June 30, 2005 from 23.1% of cash receipts excluding sales for the same period in 2004 as a result of increased collector productivity and a shift in portfolio mix.
Outside Legal and Other Fees and Services
     Outside legal and other fees and services expenses were $14.7 million for the six months ended June 30, 2005, an increase of $5.0 million or 51.6% compared to outside legal and other fees and services expenses of $9.7 million for the six months ended June 30, 2004. Of the $5.0 million increase, $1.5 million was attributable to agency fees mainly incurred by our IGS subsidiary and $0.6 million was attributable to increases in other fees and services. This was offset by a decrease of $0.5 million as a result of capitalized acquisition fees that were expensed in the quarter ended June 30, 2004 as a result of a review of our accounting. The remaining $3.4 million of the increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth we experienced in our portfolio of defaulted consumer receivables, and a portfolio management strategy shift implemented in mid 2002. This strategy resulted in us referring to the legal suit process previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations. Legal cash collections represented 29.8% of total cash collections for the six months ended June 30, 2005, compared to 27.7% for the six months ended June 30, 2004. Total legal expenses for the six months ended June 30, 2005 were 34.7% of legal cash collections compared to 33.7% for the six months ended June 30, 2004. Legal fees and costs increased from $7.1 million for the six months ended June 30, 2004 to $10.6 million, or 49.3%, for the six months ended June 30, 2005.
Communications
     Communications expenses were $2.1 million for the six months ended June 30, 2005, an increase of $300,000 or 16.7% compared to communications expenses of $1.8 million for the six months ended June 30, 2004. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 77.8% of this increase, while the remaining 22.2% is attributable to higher telephone expenses.
Rent and Occupancy
     Rent and occupancy expenses were $988,000 for the six months ended June 30, 2005, an increase of $126,000 or 14.6% compared to rent and occupancy expenses of $862,000 for the six months ended June 30, 2004. Our new IGS facility accounted for $91,000 of the increase while the remaining increase was attributable to rent escalations at our Norfolk locations as well as increased utility charges generally.
Other Operating Expenses
     Other operating expenses were $1,482,000 for the six months ended June 30, 2005, an increase of $102,000 or 7.4% compared to other operating expenses of $1,380,000 for the six months ended June 30, 2004. The increase was due mainly to changes in taxes, fees and licenses, insurance, repairs and maintenance and miscellaneous expenses. Taxes, fees and licenses increased by $108,000 and insurance expenses increased by $34,000. These were offset by a decrease in repairs and maintenance expenses of $28,000 and a decrease in miscellaneous expenses of $12,000.
Depreciation and Amortization
     Depreciation and amortization expenses were $1,980,000 for the six months ended June 30, 2005, an increase of $1,070,000 or 117.6% compared to depreciation expenses of $910,000 for the six months ended June 30, 2004. The increase was attributable to the depreciation and amortization of the acquired assets of IGS and the continued capital expenditures on equipment, software and computers related to our growth and systems upgrades. The amortization of the IGS intangible assets accounted for $890,000 of the increase while the remaining increase of $180,000 resulted from continued capital expenditures on equipment, software and computers.
Interest Income
     Interest income was $287,000 for the six months ended June 30, 2005, an increase of $258,000 compared to interest income of $29,000 for the six months ended June 30, 2004. This increase is the result of the investment of larger balances in auction rate certificates and tax exempt money market accounts during the six months ended June 30, 2005.
Interest Expense
     Interest expense was $127,000 for the six months ended June 30, 2005, a decrease of $10,000 or 7.3% compared to interest expense of $137,000 for the six months ended June 30, 2004. The decrease is due to lower balances on our long-term debt and obligations under capital leases.

Supplemental Performance Data
Owned Portfolio Performance:
The following table shows our portfolio buying activity by year, setting forth, among other things, the purchase price, unamortized purchase price (finance receivables, net), actual cash collections and estimated remaining cash collections as of June 30, 2005.
($ in thousands)

		Unamortized	Percentage	Actual Cash				Total Estimated
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated	Collections to
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to	Purchase Price
Period	Price(1)	June 30, 2005(2)	at June 30, 2005 (3)	Sales	Collections (4)	Collections (5)	Purchase Price (6)	Adjusted (7)
1996	$3,080	$0	0%	$9,386	$141	$9,527	309%	309%
1997	$7,685	$0	0%	$22,904	$470	$23,374	304%	304%
1998	$11,089	$0	0%	$32,059	$672	$32,731	295%	295%
1999	$18,898	$144	1%	$55,932	$2,978	$58,910	312%	312%
2000	$25,015	$926	4%	$83,155	$9,137	$92,293	369%	369%
2001	$33,470	$2,337	7%	$114,456	$25,438	$139,894	418%	418%
2002	$42,280	$8,347	20%	$104,752	$43,024	$147,776	350%	350%
2003	$61,488	$24,338	40%	$101,953	$81,482	$183,436	298%	298%
2004	$60,655	$39,864	66%	$42,599	$98,376	$140,975	232%	245%
2005 YTD	$40,968	$38,881	95%	$4,073	$77,573	$81,646	199%	223%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Unamortized purchase price balance refers to the purchase price less amortization over the life of the portfolio.

(3)	Percentage of purchase price remaining unamortized refers to the amount of unamortized purchase price divided by the purchase price.

(4)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(5)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(6)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

(7)	Total estimated collections to purchase price adjusted refers to the total estimated collections divided by the purchase price after removing the impact of purchased bankrupt accounts as well as other purchased accounts that had established some level of payment stream after charge-off (we refer to these as “paying” or “semi-performing” accounts).

     The following graph shows the purchase price of our owned portfolios by year beginning in 1996 and includes the year to date acquisition amount for the six months ended June 30, 2005 and 2004. The purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts.
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
     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates our ability to realize significant multi-year cash collection streams on our owned pools:
Cash Collections By Year, By Year of Purchase

($ in thousands)

Purchase	Purchase					Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005 YTD	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$121	$9,325
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	481	$22,424
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	926	$32,004
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	2,393	$55,239
2000	25,015	—	—	—	—	6,894	19,498	19,478	16,628	14,098	6,098	$82,694
2001	33,470	—	—	—	—	—	13,048	28,831	28,003	26,717	12,366	$108,965
2002	42,280	—	—	—	—	—	—	15,073	36,258	35,742	17,668	$104,741
2003	61,488	—	—	—	—	—	—	—	24,308	49,706	27,940	$101,954
2004	60,655	—	—	—	—	—	—	—	—	18,019	24,575	$42,594
2005 YTD	40,968	—	—	—	—	—	—	—	—	—	4,073	$4,073

Total	$304,628	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$96,641	$564,013

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
Collector by Tenure

Collector FTE at:	12/31/01	12/31/02	12/31/03	12/31/04	06/30/04	06/30/05
One year + [1]	151	210	241	298	299	319
Less than one year [2]	218	223	338	349	335	330
Total [2]	369	433	579	647	634	649

[1]	Calculated based on actual employees (collectors) with one year of service or more.

[2]	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.
Monthly Cash Collections by Tenure 1

Average performance YTD	12/31/01	12/31/02	12/31/03	12/31/04	06/30/04	06/30/05
One year + [2]	$15,205	$16,927	$18,158	$17,129	$17,926	$17,282
Less than one year [3]	$7,740	$8,689	$8,303	$9,363	$9,859	$9,242

[1]	Cash collection numbers include only accounts assigned to collectors. Significant cash collections do occur on “unassigned” accounts.

[2]	Calculated using average YTD monthly cash collections of all collectors with one year or more of tenure.

[3]	Calculated using weighted average YTD monthly cash collections of all collectors with less than one year of tenure, including those in training.
YTD Cash Collections per Hour Paid 1

Average performance YTD	12/31/01	12/31/02	12/31/03	12/31/04	06/30/04	06/30/05
Total cash collections	$77.20	$96.37	$108.27	$117.59	$118.49	$137.02
Non-legal cash collections	$66.87	$77.72	$80.10	$82.06	$84.57	$93.83

[1]	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

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

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Balance at beginning of period	$107,344,401	$95,627,786	$105,188,906	$92,568,557

Acquisitions of finance receivables, net of buybacks (1)	22,481,184	12,125,947	40,216,813	26,804,287

Cash collections applied to principal (2)	(14,987,791)	(11,483,448)	(30,567,925)	(23,102,559)

Balance at end of period	$114,837,794	$96,270,285	$114,837,794	$96,270,285

Estimated Remaining Collections (“ERC”) (3)	$339,290,997	$284,240,371	$339,290,997	$284,240,371

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item; however, it is provided here for informational purposes.
     The following tables categorize our owned portfolios as of June 30, 2005 into the major asset types and account types represented, respectively:

			Life to Date Purchased Face
	No. of		Value of Defaulted Consumer
Asset Type	Accounts	%	Receivables(1)%
Visa/MasterCard/Discover	2,960,588	42.3%	$7,894,304,656	60.1%
Consumer Finance	2,567,444	36.6%	2,180,135,467	16.6%
Private Label Credit Cards	1,284,535	18.3%	1,908,894,989	14.5%
Auto Deficiency	198,053	2.8%	1,162,072,663	8.8%

Total:	7,010,620	100.0%	$13,145,407,775	100.0%

(1)	The Life to Date Purchased Face Value of Defaulted Consumer Receivables represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

     As shown in the following chart, as of June 30, 2005 a majority of our portfolios are secondary and tertiary accounts but we purchase or service accounts at any point in the delinquency cycle.

			Life to Date Purchased Face
			Value of Defaulted
Account Type	No. of Accounts	%	Consumer Receivables(1)%
Fresh	189,359	2.7%	$608,813,763	4.6%
Primary	980,953	14.0%	2,431,034,966	18.5%
Secondary	1,699,543	24.3%	3,191,466,582	24.3%
Tertiary	3,289,811	46.9%	4,707,770,618	35.8%
Other	850,954	12.1%	2,206,321,846	16.8%

Total:	7,010,620	100.0%	$13,145,407,775	100.0%

(1)	The Life to Date Purchased Face Value of Defaulted Consumer Receivables represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.
     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically as of June 30, 2005:

			Life to Date Purchased Face
	No. of		Value of Defaulted Consumer
Geographic Distribution	Accounts	%	Receivables(1)%

Texas	1,667,924	24%	$1,805,300,357	14%
California	564,775	8%	1,388,907,800	11%
Florida	425,308	6%	1,240,000,974	9%
New York	292,106	4%	838,209,835	6%
Pennsylvania	165,242	2%	425,723,242	3%
North Carolina	169,512	2%	415,898,605	3%
Illinois	216,563	3%	373,203,095	3%
Ohio	184,081	3%	353,854,810	3%
New Jersey	117,948	2%	353,740,308	3%
Georgia	133,601	2%	322,047,842	2%
Massachusetts	125,442	2%	291,303,894	2%
Michigan	170,337	2%	281,804,583	2%
South Carolina	115,796	2%	257,009,535	2%
Missouri	248,283	4%	233,922,596	2%
Tennessee	95,507	1%	211,986,206	2%
Virginia	97,466	1%	209,206,563	2%
Other (2)	2,220,729	32%	4,143,287,530	31%

Total:	7,010,620	100%	$13,145,407,775	100%

(1)	The Life to Date Purchased Face Value of Defaulted Consumer Receivables represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

(2)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

Liquidity and Capital Resources
     Historically, our primary sources of cash have been cash flows from operations, bank borrowings and equity offerings. Cash has been used for acquisitions of finance receivables, repayments of bank borrowings, purchases of property and equipment and working capital to support our growth.
     We believe that funds generated from operations, together with existing cash and available borrowings under our credit agreement will be sufficient to finance our current operations, planned capital expenditure requirements, and internal growth at least through the next twelve months. However, we could require additional debt or equity financing if we were to make any significant acquisitions requiring cash during that period.
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
     Our operating activities provided cash of $30.9 million and $22.1 million for the six months ended June 30, 2005 and 2004, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received for the period which increased from $12.8 million for the six months ended June 30, 2004 to $18.0 million for the three months ended June 30, 2005. The remaining increase was due to changes in other accounts related to our operating activities.
     Our investing activities provided cash of $12.2 million and used cash of $20.1 million during the six months ended June 30, 2005 and 2004, respectively. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, net of cash collections applied to principal on finance receivables and purchases of auction rate certificates. Cash provided by investing activities is primarily driven by the sale of auction rate certificates.
     Our financing activities provided cash of $926,000 and $542,000 during the six months ended June 30, 2005 and 2004, respectively. Cash used in financing activities is primarily driven by payments on long term debt and capital lease obligations. Cash is provided by proceeds from debt financing and stock option exercises.
     Cash paid for interest expenses was $127,000 and $137,000 for the six months ended June 30, 2005 and 2004, respectively. The interest expenses were paid for capital lease obligations and other long-term debt.
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
     This facility had no amounts outstanding at June 30, 2005.

     As of June 30, 2005 there are five loans outstanding. On July 20, 2000, one of our subsidiaries entered into a credit facility for a $550,000 loan, for the purpose of purchasing a building and land in Hutchinson, Kansas. The loan bears interest at a variable rate based on LIBOR and consists of monthly principal payments for 60 months and a final installment of unpaid principal and accrued interest payable on July 21, 2005. This loan was paid in full at its maturity date of July 21, 2005. On February 9, 2001, we entered into a commercial loan agreement in the amount of $107,000 in order to purchase equipment for our Norfolk, Virginia location. This loan bears interest at a fixed rate of 7.9% and matures on February 1, 2006. On February 20, 2002, one of our subsidiaries entered into an additional arrangement for a $500,000 commercial loan in order to finance construction of a parking lot at our Norfolk, Virginia location. This loan bears interest at a fixed rate of 6.47% and matures on September 1, 2007. On May 1, 2003, we entered into a commercial loan agreement in the amount of $975,000 to finance equipment purchases for our Hampton, Virginia location. This loan bears interest at a fixed rate of 4.25% and matures on May 1, 2008. On January 9, 2004, we entered into a commercial loan agreement in the amount of $750,000 to finance equipment purchases at our newly leased Norfolk facility. This loan bears interest at a fixed rate of 4.45% and matures on January 1, 2009. The loans are collateralized by the related asset and require us to maintain net worth greater than $20 million and a cash flow coverage ratio of at least 1.5 to 1.0 calculated on a rolling twelve-month average.
Contractual Obligations
     Our contractual obligations as of June 30, 2005 are as follows:

	Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$13,492,588	$1,748,058	$3,541,710	$3,671,967	$4,530,853
Long-Term Debt	1,768,727	800,233	870,670	97,824	—
Capital Lease Obligations	515,922	187,466	282,892	45,564	—
Purchase Commitments (1)	9,477,570	7,002,570	2,340,000	135,000	—
Employment Agreements	2,961,598	1,730,202	1,231,396	—	—

Total	$28,216,405	$11,468,529	$8,266,668	$3,950,355	$4,530,853

(1)	Of this amount, $4,000,000 represents the potential payout we may incur as additional purchase price in association with the acquisition of the assets of IGS Nevada, Inc. The earn out provisions are defined in the asset purchase agreement.
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
Revenue Recognition
     We acquire accounts that have experienced deterioration of credit quality between origination and our acquisition of the accounts. The amount paid for an account reflects our determination that it is probable we will be unable to collect all amounts due according to the account’s contractual terms. At acquisition, we review each account to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that we will be unable to collect all amounts due according to the account’s contractual terms. If both conditions exist, we determine whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio and subsequently aggregated pools of accounts. We determine the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference) based on our proprietary acquisition models. The remaining amount, representing the excess of the account’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining life of the account or pool (accretable yield).
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
     We establish valuation allowances for all acquired accounts subject to SOP 03-03 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At June 30, 2005, we had no valuation allowance on our finance receivables. Prior to January 1, 2005, in the event that estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.
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
     We believe as of June 30, 2005 there was no impairment of goodwill. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts, and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill.
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
     Effective with our 2002 tax filings, we adopted the cost recovery method of income recognition for tax purposes. We believe cost recovery to be an acceptable method for companies in the bad debt purchasing industry and results in the reduction of current taxable income as, for tax purposes, collections on finance receivables are applied first to principle to reduce the finance receivables to zero before any income is recognized.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.
     Our exposure to market risk relates to interest rate risk with our variable rate credit line. As of June 30, 2005, we had no variable rate debt outstanding on our revolving credit lines. We did have variable rate debt outstanding on our long-term debt collateralized by the Kansas real estate, however, this debt was paid in full at its maturity date of July 21, 2005 and we currently have no variable rate debt outstanding. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 4. Submission to a Vote of Security Holders.
          On May 11, 2005, we convened our Annual Meeting of Stockholders in Norfolk, Virginia. The matters voted on at the meeting were: (1) the election of two directors, each serving for a term of three years and (2) the ratification of the selection of PricewaterhouseCoopers LLP as our independent auditors for the year ended December 31, 2005.
     The voting was as follows for the election of directors:

Election of Directors:	FOR	WITHHELD
James Voss	13,486,664	63,756
Scott Tabakin	13,428,328	122,092
     The voting was as follows for the ratification of the selection of PricewaterhouseCoopers LLP as our independent auditors for the year ending December 31, 2005:

Ratification of independent auditors:	FOR	WITHHELD	ABSTAIN
PricewaterhouseCoopers LLP	13,518,956	27,513	3,951
There were no broker non-votes.
Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits.
31.1	Section 302 Certifications of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
(b)	Reports on Form 8-K.
Filed April 21, 2005, issuance of a quarterly earnings press release for the three months ended March 31, 2005.
Filed April 21, 2005, entry into a material definitive agreement approving increases in retainer fees for the Audit Committee Chair and all other non-employee directors and naming a Lead Director.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)

Date: July 27, 2005	By:	/s/ Steven D. Fredrickson

Steven D. Fredrickson
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: July 27, 2005	By:	/s/ Kevin P. Stevenson

Kevin P. Stevenson
Chief Financial Officer, Executive Vice President,
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)