Form 10-Q
period 2005-09-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2005-11-02
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 19, 2005

Common Stock, $0.01 par value	15,717,393

PORTFOLIO RECOVERY ASSOCIATES, INC.
INDEX

Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)	3
as of September 30, 2005 and December 31, 2004

Consolidated Income Statements (unaudited)	4
For the three and nine months ended September 30, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)	5
For the nine months ended September 30, 2005

Consolidated Statements of Cash Flows (unaudited)	6
For the nine months ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements (unaudited)	7-17

Item 2. Management’s Discussion and Analysis of Financial	18-35
Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk	36

Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	37

SIGNATURES	38

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004
(unaudited)

	September 30,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$67,398,268	$24,512,575
Investments	—	23,950,000
Finance receivables, net	117,246,471	105,188,906
Property and equipment, net	7,431,544	5,752,489
Goodwill	18,287,511	6,397,138
Intangible assets, net	9,777,568	6,318,838
Other assets	1,687,821	3,056,023

Total assets	$221,829,183	$175,175,969

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$2,738,360	$1,413,726
Accrued expenses	1,963,799	1,563,285
Income taxes payable	3,485,759	182,221
Accrued payroll and bonuses	5,535,060	4,475,919
Deferred tax liability	21,864,507	13,650,722
Long-term debt	1,269,331	1,924,422
Obligations under capital lease	427,742	576,234

Total liabilities	37,284,558	23,786,529

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000,000, issued and outstanding shares - 15,714,463 at September 30, 2005, and 15,498,210 at December 31, 2004	157,145	154,982
Additional paid in capital	106,735,523	100,905,851
Retained earnings	77,651,957	50,328,607

Total stockholders’ equity	184,544,625	151,389,440

Total liabilities and stockholders’ equity	$221,829,183	$175,175,969

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2005 and 2004
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Revenues:
Income recognized on finance receivables	$33,987,480	$27,069,524	$100,060,121	$77,867,413
Commissions	3,517,617	1,216,054	9,139,288	3,826,564

Total revenue	37,505,097	28,285,578	109,199,409	81,693,977

Operating expenses:
Compensation and employee services	11,215,665	9,154,696	32,491,172	26,902,987
Outside legal and other fees and services	7,417,463	5,347,702	22,153,943	15,038,953
Communications	1,115,603	840,321	3,213,324	2,658,619
Rent and occupancy	554,675	434,541	1,543,004	1,296,577
Other operating expenses	833,815	648,512	2,315,722	2,028,266
Depreciation and amortization	1,288,649	487,757	3,268,654	1,398,091

Total operating expenses	22,425,870	16,913,529	64,985,819	49,323,493

Income from operations	15,079,227	11,372,049	44,213,590	32,370,484

Other income and (expense):
Interest income	188,220	77,259	475,680	105,841
Interest expense	(59,001)	(69,383)	(185,816)	(206,451)

Income before income taxes	15,208,446	11,379,925	44,503,454	32,269,874

Provision for income taxes	5,866,624	4,405,160	17,180,104	12,533,777

Net income	$9,341,822	$6,974,765	$27,323,350	$19,736,097

Net income per common share
Basic	$0.60	$0.45	$1.75	$1.29
Diluted	$0.58	$0.44	$1.69	$1.25
Weighted average number of shares outstanding
Basic	15,692,417	15,341,801	15,607,596	15,322,675
Diluted	16,172,657	15,831,660	16,132,869	15,793,935
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005
(unaudited)

		Additional		Total
	Common	Paid in	Retained	Stockholders’
	Stock	Capital	Earnings	Equity
Balance at December 31, 2004	$154,982	$100,905,851	$50,328,607	$151,389,440

Net income	—	—	27,323,350	27,323,350
Exercise of stock options, warrants and vesting of restricted shares	1,826	2,215,575	—	2,217,401
Issuance of common stock for acquisition	337	1,443,426	—	1,443,763
Amortization of stock-based compensation	—	382,523	—	382,523
Stock-based compensation income tax benefits	—	1,788,148	—	1,788,148

Balance at September 30, 2005	$157,145	$106,735,523	$77,651,957	$184,544,625

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
Operating activities:
Net income	$27,323,350	$19,736,097
Adjustments to reconcile net income to cash provided by operating activities:
Increase in equity from vested options and warrants	718,942	456,379
Income tax benefit from stock option exercises	1,788,148	437,514
Depreciation and amortization	3,268,654	1,398,091
Deferred tax expense	8,213,785	11,729,031
Changes in operating assets and liabilities:
Other assets	1,742,935	558,704
Accounts payable	313,433	(114,556)
Income taxes	3,303,538	499,590
Accrued expenses	241,765	699,745
Accrued payroll and bonuses	1,059,141	682,866

Net cash provided by operating activities	47,973,691	36,083,461

Cash flows from investing activities:
Purchases of property and equipment	(3,074,499)	(1,967,964)
Acquisition of finance receivables, net of buybacks	(56,133,504)	(37,626,129)
Collections applied to principal on finance receivables	44,075,939	34,882,955
Acquisition of RDS, net of acquisition costs and cash received	(14,983,332)	—
Purchase of auction rate certificates	(84,475,000)	(20,950,000)
Sales of auction rate certificates	108,425,000	—

Net cash (used in) investing activities	(6,165,396)	(25,661,138)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	1,880,981	309,570
Proceeds from long-term debt	—	750,000
Payments on long-term debt	(655,091)	(357,226)
Payments on capital lease obligations	(148,492)	(221,257)

Net cash provided by financing activities	1,077,398	481,087

Net increase in cash and cash equivalents	42,885,693	10,903,410

Cash and cash equivalents, beginning of period	24,512,575	24,911,841

Cash and cash equivalents, end of period	$67,398,268	$35,815,251

Supplemental disclosure of cash flow information:
Cash paid for interest	$185,816	$206,451
Cash paid for income taxes	$3,874,533	$280,642

Noncash investing and financing activities:
Capital lease obligations incurred	$—	$296,910
Acquisition of RDS — Common stock issued	$1,443,763	$—
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Business:
     Portfolio Recovery Associates, LLC (“PRA”) was formed on March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA Inc completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of PRA were exchanged on a one to one basis for warrants and shares of a single class of common stock of PRA Inc. PRA Inc owns all outstanding membership units of PRA, PRA Receivables Management, LLC (d/b/a Anchor Receivables Management) (“Anchor”), PRA Location Services, LLC (d/b/a IGS Nevada) (“IGS”), PRA Government Services, LLC (d/b/a Alatax and RDS) (“RDS”) and Thomas West Associates, LLC (“TWA”). PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) are full-service providers of outsourced receivables management and related services. The Company is engaged in the business of purchasing, managing and collecting portfolios of defaulted consumer receivables as well as offering a broad range of accounts receivable management services. The majority of the Company’s business activities involve the purchase, management and collection of defaulted consumer receivables. These are purchased from sellers of finance receivables and collected by a highly skilled staff whose purpose is to locate and contact customers and arrange payment or resolution of their debts. The Company, through TWA and its Legal Recovery Department, collects accounts judicially, either by using its own attorneys, or by contracting with independent attorneys throughout the country with whom the Company takes legal action to satisfy consumer debts. The Company also services receivables on behalf of clients on either a commission or transaction-fee basis. Clients include entities in the financial services, auto, retail, utility, health care and government sectors. Services provided to these clients include standard collection services on delinquent accounts, obtaining location information for clients in support of their collection activities (known as skip tracing), and the management of both delinquent and non-delinquent tax receivables for government entities.
     The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I, Anchor, IGS, TWA and RDS. Certain 2004 amounts have been reclassified to conform to the 2005 presentation.
     The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s balance sheet as of September 30, 2005, its income statements for the three and nine month periods ended September 30, 2005 and 2004 and its statements of cash flows for the nine month periods ended September 30, 2005 and 2004, respectively. The income statements of the Company for the three and nine month periods ended September 30, 2005 and 2004 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2004.
2. Finance Receivables, net:
     The Company’s principal business consists of the acquisition and collection of accounts that have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts. The amount paid for an account reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to the account’s contractual terms. At acquisition, the Company reviews each account to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the account’s contractual terms. If both conditions exist, the Company determines whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio and subsequently aggregated pools of accounts. The Company determines the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference) based on the Company’s proprietary acquisition models. The remaining amount, representing the excess of the account’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining life of the account or pool (accretable yield).

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Prior to January 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-3 is effective. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At September 30, 2005, the Company had unamortized purchased principal (purchase price) of $1,656,746 in pools accounted for under the cost recovery method.
     The Company establishes valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At September 30, 2005, the Company had no valuation allowance on its finance receivables. Prior to January 1, 2005, in the event that estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at September 30, 2005 and 2004 was $998,192 and $1,225,998, respectively. During the three and nine months ended September 30, 2005 the Company capitalized $228,150 and $353,730, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2004 the Company capitalized $354,751 and $688,765, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2005 the Company amortized $138,193 and $454,054, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2004 the Company amortized $163,906 and $734,312, respectively, of these direct acquisition fees. At June 30, 2004 the Company wrote-off $530,580 related to the capitalization of fees paid to third parties for address correction and other customer data associated with the acquisition of portfolios purchased over the past five years. As a result of a review of the Company’s accounting, the Company determined these capitalized acquisition fees should be expensed.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     As of September 30, 2005 and 2004, the Company had $117,246,471 and $95,311,731, respectively, remaining of finance receivables. Changes in finance receivables for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Balance at beginning of period	$114,837,794	$96,270,285	$105,188,906	$92,568,557
Acquisitions of finance receivables, net of buybacks	15,916,690	10,821,842	56,133,504	37,626,129

Cash collections	(47,495,493)	(38,849,920)	(144,136,060)	(112,750,368)
Income recognized on finance receivables	33,987,480	27,069,524	100,060,121	77,867,413

Cash collections applied to principal	(13,508,013)	(11,780,396)	(44,075,939)	(34,882,955)

Balance at end of period	$117,246,471	$95,311,731	$117,246,471	$95,311,731

     Based upon current projections, cash collections applied to principal is estimated to be as follows for the twelve months in the periods ending:

September 30, 2006	$33,753,214
September 30, 2007	29,397,388
September 30, 2008	25,693,090
September 30, 2009	16,891,519
September 30, 2010	9,072,231
September 30, 2011	2,439,029

$117,246,471

     Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of September 30, 2005 and 2004. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three and nine months ended September 30, 2005 and 2004 were as follows:

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Balance at beginning of period	$224,453,203	$187,970,086	$202,841,339	$175,098,132
Income recognized on finance receivables	(33,987,480)	(27,069,524)	(100,060,121)	(77,867,413)
Additions	20,054,019	15,613,073	60,482,154	55,958,806
Sales	—	—	—	—
Reclassifications from nonaccretable difference	22,268,147	14,909,816	69,524,517	38,233,926

Balance at end of period	$232,787,889	$191,423,451	$232,787,889	$191,423,451

     During the three and nine months ended September 30, 2005, the Company purchased $445.3 million and $2.47 billion of face value of charged-off consumer receivables. During the three and nine months ended September 30, 2004, the Company purchased $564.9 million and $2.67 billion of face value of charged-off consumer receivables. At September 30, 2005, the estimated remaining collections on the receivables purchased in the three and nine months ended September 30, 2005 are $36,404,931 and $109,415,694, respectively. At September 30, 2005, the estimated remaining collections on the receivables purchased in the three and nine months ended September 30, 2004 are $17,809,235 and $58,503,723, respectively.
3. Investments:
     The Company accounts for its investments under the guidance of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2004, the Company had investments totaling $23,950,000 which consist of variable rate auction rate certificates classified as available-for-sale securities. These securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these investments. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments and all income generated was recorded as interest income. The Company may continue to invest in these types of securities within a given reporting period.
4. Revolving Line of Credit:
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
     This facility had no amounts outstanding at September 30, 2005. As of September 30, 2005 the Company is in compliance with all of the covenants of this agreement.
     In accordance with the credit agreement, the Company obtained approval from the lender for the RDS acquisition.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. Long-Term Debt:
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
     These four loans are collateralized by the related asset and are subject to the following covenants:
•	net worth greater than $20,000,000; and

•	a cash flow coverage ratio of at least 1.5 to 1 calculated on a rolling twelve-month average.
6. Property and Equipment:
     Property and equipment, at cost, consist of the following as of the dates indicated:

	September 30,	December 31,
	2005	2004
Software	$3,179,806	$2,550,224
Computer equipment	3,540,678	2,964,333
Furniture and fixtures	2,138,222	1,729,792
Equipment	2,605,665	1,876,081
Leasehold improvements	1,617,441	1,146,489
Building and improvements	1,673,353	1,142,017
Land	150,922	150,922
Less accumulated depreciation	(7,474,543)	(5,807,369)

Property and equipment, net	$7,431,544	$5,752,489

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. Acquisition of RDS:
     On July 29, 2005, the Company acquired substantially all of the assets and liabilities of Alatax, Inc. for consideration of $17.5 million, consisting of $16.1 million in cash and 33,684 shares of our common stock, valued at $1.4 million at the closing in accordance with the calculation set forth in the asset purchase agreement. The assets acquired from Alatax, Inc. consisted of cash, accounts receivable, prepaid expenses, customer relationships, fixed assets, non-competition protection and goodwill. Liabilities assumed consisted of accounts payable and accrued expenses.
     The following is an allocation of the purchase price to the assets acquired and liabilities assumed of Alatax, Inc.:

Purchase price including acquisition costs	$17,825,717
Cash	(1,398,622)
Accounts receivable and prepaid expenses (included in other assets)	(374,732)
Customer relationships	(4,800,000)
Non-compete agreements	(200,000)
Fixed assets	(331,939)
Accounts payable	1,011,200
Accrued expenses	158,749

Goodwill	$11,890,373

     Alatax, Inc., which is based in Birmingham, Alabama, was founded in 1980 and has become a leading provider of outsourced business revenue administration, audit and debt discovery/recovery services for local governments. Alatax, Inc. has a workforce of about 80 employees and contractors. Alatax Inc.’s two top executives have both signed long-term employment agreements and will continue to manage the company. Although most of its clients are located in Alabama (where it operates as Alatax), the company recently has begun expanding into surrounding states (where it operates as Revenue Discovery Systems (RDS)). The income statement includes the results of operations of RDS for the period from August 1, 2005 through September 30, 2005.
8. Intangible Assets:
     With the acquisitions of IGS on October 1, 2004 and RDS on July 29, 2005, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements and goodwill. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is amortizing the IGS client relationships over seven years, the RDS customer relationships over ten years and the non-compete agreements over three years for both the IGS and RDS acquisitions. The Company reviews them at least annually for impairment. Total amortization expense was $651,554 and $1,541,270 for the three and nine months ended September 30, 2005, respectively. Total amortization expense was $0 for the three and nine months ended September 30, 2004. In addition, goodwill, pursuant to SFAS 142, is not amortized but rather is reviewed at least annually for impairment. The annual review, which is conducted as of October 1, 2005, has not been completed at the time of the filing of this Form 10-Q.
9. Stock-Based Compensation:
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     Total equity-based compensation expense was $331,211 and $808,684 for the three and nine months ended September 30, 2005, respectively. Total equity-based compensation expense was $220,832 and $516,028 for the three and nine months ended September 30, 2004, respectively.
Stock Warrants
     Prior to the IPO, the PRA management committee was authorized to issue warrants to partners, employees or vendors to purchase membership units. Generally, warrants granted had a term between five and seven years and vested within three years. Warrants had been issued at or above the fair market value on the date of grant. Warrants vest and expire according to terms established at the grant date. All warrants became fully vested at the Company’s IPO in 2002. During the three and nine months ended September 30, 2005 and 2004, no warrants were issued.
     The following summarizes all warrant related transactions from December 31, 2001 through September 30, 2005:

		Weighted
		Average
	Warrants	Exercise
	Outstanding	Price
December 31, 2001	2,195,000	$4.17
Granted	50,000	10.00
Exercised	(50,000)	4.20
Cancelled	(10,000)	4.20

December 31, 2002	2,185,000	4.30
Exercised	(2,026,000)	4.17
Cancelled	(51,500)	9.72

December 31, 2003	107,500	4.20
Exercised	(67,500)	4.20

December 31, 2004	40,000	4.20
Exercised	(36,250)	4.20

September 30, 2005	3,750	$4.20

     The following information is as of September 30, 2005:

		Warrants Outstanding		Warrants Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$4.20	3,750	0.5	$4.20	3,750	$4.20

Total at September 30, 2005	3,750	0.5	$4.20	3,750	$4.20

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options
     The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 (the “Amended Plan”) to enable the Company to issue restricted (nonvested) shares of stock to its employees and directors. The Amended Plan was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012. All options and restricted shares issued under the Amended Plan vest ratably over five years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. As of September 30, 2005, 895,000 options have been granted under the Amended Plan, of which 86,055 have been cancelled.
     Options are expensed under SFAS 123 and are included in operating expenses as a component of compensation. The Company issued 0 options to non-employee directors during the three and nine months ended September 30, 2005. The Company issued 0 and 20,000 options to non-employee directors during the three and nine months ended September 30, 2004, respectively. All of the stock options which have been issued under the Amended Plan were issued to employees of the Company except for 40,000 which were issued to non-employee directors.
     The following summarizes all option related transactions from December 31, 2001 through September 30, 2005:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
December 31, 2001	—	$—
Granted	820,000	13.06
Exercised	—	—
Cancelled	(12,150)	13.00

December 31, 2002	807,850	13.06
Granted	55,000	27.88
Exercised	(50,915)	13.00
Cancelled	(14,025)	13.00

December 31, 2003	797,910	14.09
Granted	20,000	28.79
Exercised	(63,511)	13.30
Cancelled	(47,940)	13.00

December 31, 2004	706,459	14.65
Exercised	(132,980)	13.00
Cancelled	(11,940)	13.00

September 30, 2005	561,539	$15.07

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following information is as of September 30, 2005:

		Options Outstanding		Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$13.00	473,539	4.1	$13.00	56,599	$13.00
$16.16	14,000	4.1	16.16	5,000	16.16
$27.77 - $29.79	74,000	5.0	28.11	25,000	27.98

Total at September 30, 2005	561,539	4.2	$15.07	86,599	$17.51

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
Nonvested Shares
     Prior to the approval of the Amended Plan, nonvested shares were permitted to be issued as an incentive to attract new employees and, effective commensurate with the adoption of the Amended Plan at the meeting of shareholders held on May 12, 2004, are permitted to be issued to directors and existing employees. The terms of the nonvested share awards are similar to those of the stock option awards, wherein the shares are issued at or above market values and vest ratably over five years. Nonvested share grants are expensed over their vesting period.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The following summarizes all nonvested stock transactions from December 31, 2002 through September 30, 2005:

	Nonvested	Weighted
	Shares	Average
	Outstanding	Price
December 31, 2002	—	$—
Granted	13,045	27.57

December 31, 2003	13,045	27.57
Granted	84,350	26.94
Vested	(2,609)	27.57
Cancelled	(4,900)	26.08

December 31, 2004	89,886	27.06
Granted	69,600	42.13
Vested	(13,339)	25.95
Cancelled	(7,330)	27.48

September 30, 2005	138,817	$34.70

10. Earnings per Share:
     Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS is computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock warrants, stock options and restricted stock awards. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2005 and 2004:

		For the three months ended September 30,
		2005			2004
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$9,341,822	15,692,417	$0.60	$6,974,765	15,341,801	$0.45
Dilutive effect of stock warrants, options and restricted stock awards		480,240			489,859

Diluted EPS	$9,341,822	16,172,657	$0.58	$6,974,765	15,831,660	$0.44

		For the nine months ended September 30,
		2005			2004
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$27,323,350	15,607,596	$1.75	$19,736,097	15,322,675	$1.29
Dilutive effect of stock warrants, options and restricted stock awards		525,273			471,260

Diluted EPS	$27,323,350	16,132,869	$1.69	$19,736,097	15,793,935	$1.25

     As of September 30, 2005 and 2004, there were 0 and 75,000 antidilutive options outstanding, respectively.
11. Commitments and Contingencies:
Employment Agreements:
     The Company has employment agreements with all of its executive officers and with several members of its senior management group, the terms of which expire on various dates in 2005, 2006 and 2007. Such agreements provide for base salary payments as well as bonus entitlement, based on the attainment of specific personal and Company goals. Estimated future compensation under these agreements is approximately $3,871,884. The agreements also contain confidentiality and non-compete provisions.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
12. Recent Accounting Pronouncements:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:
This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:
•	our ability to purchase defaulted consumer receivables at appropriate prices;

•	changes in the business practices of credit originators in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

•	changes in government regulations that affect our ability to collect sufficient amounts on our acquired or serviced receivables;

•	our ability to employ and retain qualified employees, especially collection personnel;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

•	the degree and nature of our competition;

•	our future ability to comply with the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder;

•	our ability to successfully integrate IGS and RDS into our business operations;

•	our ability to secure sufficient levels of placements for our fee-for-service businesses;

•	the sufficiency of our funds generated from operations, existing cash and available borrowings to finance our current operations; and

•	the risk factors listed from time to time in our filings with the Securities and Exchange Commission.

Results of Operations
     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues:
Income recognized on finance receivables	90.6%	95.7%	91.6%	95.3%
Commissions	9.4%	4.3%	8.4%	4.7%

Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	29.9%	32.4%	29.8%	32.9%
Outside legal and other fees and services	19.8%	18.9%	20.3%	18.4%
Communications	3.0%	3.0%	2.9%	3.3%
Rent and occupancy	1.5%	1.5%	1.4%	1.6%
Other operating expenses	2.2%	2.3%	2.1%	2.5%
Depreciation and amortization	3.4%	1.7%	3.0%	1.7%

Total operating expenses	59.8%	59.8%	59.5%	60.4%

Income from operations	40.2%	40.2%	40.5%	39.6%
Other income and (expense):
Interest income	0.5%	0.3%	0.4%	0.1%
Interest expense	(0.2%)	(0.2%)	(0.2%)	(0.3%)

Income before income taxes	40.5%	40.3%	40.7%	39.5%
Provision for income taxes	15.6%	15.6%	15.7%	15.3%

Net income	24.9%	24.7%	25.0%	24.2%

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
Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004
Revenue
     Total revenue was $37.5 million for the three months ended September 30, 2005, an increase of $9.2 million or 32.5% compared to total revenue of $28.3 million for the three months ended September 30, 2004.
Income Recognized on Finance Receivables
     Income recognized on finance receivables was $34.0 million for the three months ended September 30, 2005, an increase of $6.9 million or 25.5% compared to income recognized on finance receivables of $27.1 million for the three months ended September 30, 2004. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $47.5 million from $38.8 million, an increase of 22.4%. Our amortization rate on our owned portfolio for the three months ended September 30, 2005 was 28.4% while for the three months ended September 30, 2004 it was 30.3%. During the three months ended September 30, 2005, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $445.3 million at a cost of $16.5 million. During the three months ended September 30, 2004, we acquired defaulted consumer receivable portfolios with an aggregate face value of $564.9 million at a cost of $10.8 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price, we intend to target a similar internal rate of return in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.

Commissions
     Commissions were $3.5 million for the three months ended September 30, 2005, an increase of $2.3 million or 191.7% compared to commissions of $1.2 million for the three months ended September 30, 2004. Commissions increased as a result of the additions of our IGS fee-for-service business and our RDS government processing and collection business, as well as a slight increase in revenue generated by our Anchor contingent fee business compared to the prior year period.
Operating Expenses
     Total operating expenses were $22.4 million for the three months ended September 30, 2005, an increase of $5.5 million or 32.5% compared to total operating expenses of $16.9 million for the three months ended September 30, 2004. Total operating expenses, including compensation and employee services expenses, were 44.0% of cash receipts excluding sales for the three months ended September 30, 2005 compared to 42.2% for the same period in 2004.
Compensation and Employee Services
     Compensation and employee services expenses were $11.2 million for the three months ended September 30, 2005, an increase of $2.0 million or 21.7% compared to compensation and employee services expenses of $9.2 million for the three months ended September 30, 2004. Compensation and employee services expenses increased as total employees grew to 1,005 at September 30, 2005 from 891 at September 30, 2004. Compensation and employee services expenses as a percentage of cash receipts excluding sales decreased to 22.0% for the three months ended September 30, 2005 from 22.9% of cash receipts excluding sales for the same period in 2004 as a result of increased collector productivity and a shift in portfolio mix.
Outside Legal and Other Fees and Services
     Outside legal and other fees and services expenses were $7.4 million for the three months ended September 30, 2005, an increase of $2.1 million or 39.6% compared to outside legal and other fees and services expenses of $5.3 million for the three months ended September 30, 2004. Of the $2.1 million increase, $0.4 million was attributable to agency fees mainly incurred by our IGS subsidiary and $0.4 million was attributable to increases in other fees and services. The remaining $1.3 million increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth we experienced in our portfolio of defaulted consumer receivables and a portfolio management strategy shift implemented in mid-2002. This strategy resulted in us referring to the legal suit process more previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections represented 32.4% of total cash receipts for the three months ended September 30, 2005 compared to 29.7% for the three months ended September 30, 2004. Total legal expenses for the three months ended September 30, 2005 were 34.5% of legal cash collections compared to 36.8% for the three months ended September 30, 2004. Legal fees and costs increased from $4.4 million for the three months ended September 30, 2004 to $5.7 million, or an increase of 29.5%, for the three months ended September 30, 2005.
     Communications
     Communications expenses were $1,116,000 for the three months ended September 30, 2005, an increase of $276,000 or 32.9% compared to communications expenses of $840,000 for the three months ended September 30, 2004. The increase was attributable to a growth in mailings which increased by $293,000 offset by a slight decrease in telephone expenses of $17,000.

Rent and Occupancy
     Rent and occupancy expenses were $555,000 for the three months ended September 30, 2005, an increase of $120,000 or 27.6% compared to rent and occupancy expenses of $435,000 for the three months ended September 30, 2004. Our new IGS facility and our RDS facility accounted for $75,000 and $17,000 of the increase, respectively. The remaining increase was attributable to rent escalations at our Norfolk locations as well as increased utility charges generally.
Other Operating Expenses
     Other operating expenses were $834,000 for the three months ended September 30, 2005, an increase of $185,000 or 28.5% compared to other operating expenses of $649,000 for the three months ended September 30, 2004. The increase was due to changes in travel expenses, advertising and marketing, miscellaneous expenses, hiring expenses, repairs and maintenance and taxes, fees and licenses. Travel expenses increased by $63,000, advertising and marketing expenses increased by $37,000 and taxes, miscellaneous expenses increased by $26,000, repairs and maintenance increased by $24,000, hiring expenses increased by $22,000 and fees and licenses increased by $13,000.
Depreciation and Amortization
     Depreciation and amortization expenses were $1,289,000 for the three months ended September 30, 2005, an increase of $801,000 or 164.1% compared to depreciation expenses of $488,000 for the three months ended September 30, 2004. The increase was attributable to the depreciation and amortization of the acquired assets of IGS and Alatax and the continued capital expenditures on equipment, software and computers related to our growth and systems upgrades. The amortization of the IGS and Alatax intangible assets accounted for $445,000 and $207,000 of the increase, respectively. The remaining increase of $149,000 resulted from continued capital expenditures on equipment, software and computers.
Interest Income
     Interest income was $188,000 for the three months ended September 30, 2005, an increase of $111,000 compared to interest income of $77,000 for the three months ended September 30, 2004. This increase is the result of the investment of larger balances in higher yielding auction rate certificates and tax exempt money market accounts during the three months ended September 30, 2005.
Interest Expense
     Interest expense was $59,000 for the three months ended September 30, 2005, a decrease of $10,000 compared to interest expense of $69,000 for the three months ended September 30, 2004. The decrease is due to lower balances on our long-term debt and obligations under capital leases.
Nine Months Ended September 30, 2005 Compared To Nine Months Ended September 30, 2004
Revenue
     Total revenue was $109.2 million for the nine months ended September 30, 2005, an increase of $27.5 million or 33.7% compared to total revenue of $81.7 million for the nine months ended September 30, 2004.
Income Recognized on Finance Receivables
     Income recognized on finance receivables was $100.1 million for the nine months ended September 30, 2005, an increase of $22.2 million or 28.5% compared to income recognized on finance receivables of $77.9 million for the nine months ended September 30, 2004. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $144.1 million from $112.8 million, an increase of 27.8%. Our amortization rate on our owned portfolio for the nine months ended September 30, 2005 was 30.6% while for the nine months ended September 30, 2004 it was 30.9%. During the nine months ended September 30, 2005, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $2.47 billion at a cost of $57.3 million. During the nine months ended September 30, 2004, we acquired defaulted consumer receivable portfolios with an aggregate face value of $2.67 billion at a cost of $38.7 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price, we intend to target a similar internal rate of return in pricing our portfolio acquisitions, therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
Commissions
     Commissions were $9.1 million for the nine months ended September 30, 2005, an increase of $5.3 million or 139.5% compared to commissions of $3.8 million for the nine months ended September 30, 2004. Commissions increased as a result of the addition of our IGS fee-for-service business and our RDS government processing and collection business, as well as a slight increase in revenue generated by our Anchor contingent fee business compared to the prior year period.
Operating Expenses
     Total operating expenses were $65.0 million for the nine months ended September 30, 2005, an increase of $15.7 million or 31.9% compared to total operating expenses of $49.3 million for the nine months ended September 30, 2004. Total operating expenses, including compensation and employee services expenses, were 42.4% of cash receipts excluding sales for the nine months ended September 30, 2005 compared with 42.3% for the same period in 2004.
Compensation and Employee Services
     Compensation and employee services expenses were $32.5 million for the nine months ended September 30, 2005, an increase of $5.6 million or 20.8% compared to compensation and employee services expenses of $26.9 million for the nine months ended September 30, 2004. Compensation and employee services expenses increased as total employees grew to 1,005 at September 30, 2005 from 891 at September 30, 2004. Compensation and employee services expenses as a percentage of cash receipts excluding sales decreased to 21.2% for the nine months ended September 30, 2005 from 23.1% of cash receipts excluding sales for the same period in 2004 as a result of increased collector productivity and a shift in portfolio mix.
Outside Legal and Other Fees and Services
     Outside legal and other fees and services expenses were $22.2 million for the nine months ended September 30, 2005, an increase of $7.2 million or 48.0% compared to outside legal and other fees and services expenses of $15.0 million for the nine months ended September 30, 2004. Of the $7.2 million increase, $1.9 million was attributable to agency fees mainly incurred by our IGS subsidiary, $0.9 million was attributable to increases in other fees and services and $0.1 million was attributable to increases in accounting and professional fees. This was offset by a decrease of $0.5 million as a result of capitalized acquisition fees that were expensed in the quarter ended June 30, 2004 as a result of a review of our accounting. The remaining $4.8 million of the increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth we experienced in our portfolio of defaulted consumer receivables, and a portfolio management strategy shift implemented in mid-2002. This strategy resulted in us referring to the legal suit process previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations. Legal cash collections represented 30.7% of total cash receipts for the nine months ended September 30, 2005, compared to 28.3% for the nine months ended September 30, 2004. Total legal expenses for the nine months ended September 30, 2005 were 34.6% of legal cash collections compared to 34.8% for the nine months ended September 30, 2004. Legal fees and costs increased from $11.5 million for the nine months ended September 30, 2004 to $16.3 million, or an increase of 41.7%, for the nine months ended September 30, 2005.

Communications
     Communications expenses were $3.2 million for the nine months ended September 30, 2005, an increase of $0.5 million or 18.5% compared to communications expenses of $2.7 million for the nine months ended September 30, 2004. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 92.1% of this increase, while the remaining 7.9% is attributable to higher telephone expenses.
Rent and Occupancy
     Rent and occupancy expenses were $1.5 million for the nine months ended September 30, 2005, an increase of $0.2 million or 15.4% compared to rent and occupancy expenses of $1.3 million for the nine months ended September 30, 2004. Our new IGS facility and RDS facility accounted for $166,000 and $17,000 of the increase, respectively, while the remaining increase was attributable to rent escalations at our Norfolk locations as well as increased utility charges generally.
Other Operating Expenses
     Other operating expenses were $2,316,000 for the nine months ended September 30, 2005, an increase of $288,000 million or 14.2% compared to other operating expenses of $2,028,000 for the nine months ended September 30, 2004. The increase was due mainly to changes in taxes, fees and licenses, travel and meals, advertising and marketing, insurance, hiring expenses, dues and subscriptions and repairs and maintenance. Taxes, fees and licenses increased by $120,000, travel and meals increased by $63,000, advertising and marketing increased by $57,000, insurance expenses increased by $42,000 and hiring expenses increased by $26,000. These increases were offset by a decrease in dues and subscriptions of $15,000 and a decrease in repairs and maintenance of $5,000.
Depreciation and Amortization
     Depreciation and amortization expenses were $3.3 million for the nine months ended September 30, 2005, an increase of $1.9 million or 135.7% compared to depreciation expenses of $1.4 million for the nine months ended September 30, 2004. The increase was attributable to the depreciation and amortization of the acquired assets of IGS and RDS and the continued capital expenditures on equipment, software and computers related to our growth and systems upgrades. The amortization of the IGS and RDS intangible assets accounted for $1.3 million and $0.2 million of the increase, respectively. The remaining increase of $0.4 million resulted from continued capital expenditures on equipment, software and computers.
Interest Income
     Interest income was $476,000 for the nine months ended September 30, 2005, an increase of $370,000 compared to interest income of $106,000 for the nine months ended September 30, 2004. This increase is the result of the investment of larger balances in higher yielding auction rate certificates and tax exempt money market accounts during the nine months ended September 30, 2005.
Interest Expense
     Interest expense was $186,000 for the nine months ended September 30, 2005, a decrease of $20,000 or 9.7% compared to interest expense of $206,000 for the nine months ended September 30, 2004. The decrease is due to lower balances on our long-term debt and obligations under capital leases.

Supplemental Performance Data
Owned Portfolio Performance:
The following table shows our portfolio buying activity by year, setting forth, among other things, the purchase price, unamortized purchase price (finance receivables, net), actual cash collections and estimated remaining cash collections as of September 30, 2005.
     ($ in thousands)

		Unamortized	Percentage	Actual Cash				Total Estimated
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated	Collections to
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to	Purchase Price
Period	Price(1)	September 30, 2005 (2)	at September 30, 2005 (3)	Sales	Collections (4)	Collections (5)	Purchase Price (6)	Adjusted (7)
1996	$3,080	$0	0%	$9,419	$99	$9,518	309%	309%
1997	$7,685	$0	0%	$23,113	$403	$23,516	306%	306%
1998	$11,089	$0	0%	$32,549	$1,020	$33,569	303%	303%
1999	$18,898	$105	1%	$56,994	$2,854	$59,848	317%	317%
2000	$25,015	$553	2%	$85,741	$7,738	$93,479	374%	374%
2001	$33,470	$2,113	6%	$119,947	$25,571	$145,518	435%	435%
2002	$42,279	$6,888	16%	$112,486	$37,880	$150,366	356%	356%
2003	$61,482	$20,454	33%	$114,969	$73,932	$188,901	307%	307%
2004	$59,965	$34,051	57%	$54,105	$91,121	$145,226	242%	255%
2005 YTD	$57,582	$53,082	92%	$9,445	$109,416	$118,861	206%	224%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Unamortized purchase price balance refers to the purchase price less amortization over the life of the portfolio.

(3)	Percentage of purchase price remaining unamortized refers to the amount of unamortized purchase price divided by the purchase price.

(4)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(5)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(6)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

(7)	Total estimated collections to purchase price adjusted refers to the total estimated collections divided by the purchase price after removing the impact of purchased bankrupt accounts as well as other purchased pools that had established some level of payment stream after charge-off (we refer to these as “paying” or “semi-performing” pools).

     The following graph shows the purchase price of our owned portfolios by year beginning in 1996 and includes the year to date acquisition amount for the nine months ended September 30, 2005 and 2004. The purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts.
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
     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates our ability to realize significant multi-year cash collection streams on our owned pools:
Cash Collections By Year, By Year of Purchase

($ in thousands)

Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005 YTD	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$153	$9,357
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	690	$22,633
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,416	$32,494
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	3,455	$56,301
2000	25,015	—	—	—	—	6,894	19,498	19,478	16,628	14,098	8,683	$85,279
2001	33,470	—	—	—	—	—	13,048	28,831	28,003	26,717	17,857	$114,456
2002	42,279	—	—	—	—	—	—	15,073	36,258	35,742	25,401	$112,475
2003	61,482	—	—	—	—	—	—	—	24,308	49,706	40,955	$114,970
2004	59,965	—	—	—	—	—	—	—	—	18,019	36,080	$54,100
2005 YTD	57,582	—	—	—	—	—	—	—	—	—	9,445	$9,445

Total	$320,545	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$144,136	$611,508

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
Collector by Tenure

Collector FTE at:	12/31/01	12/31/02	12/31/03	12/31/04	09/30/04	09/30/05

One year +[1]	151	210	241	298	300	324
Less than one year[2]	218	223	338	349	342	268
Total[2]	369	433	579	647	642	592

[1]	Calculated based on actual employees (collectors) with one year of service or more.

[2]	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.
Monthly Cash Collections by Tenure 1

Average performance YTD	12/31/01	12/31/02	12/31/03	12/31/04	09/30/04	09/30/05

One year +[2]	$15,205	$16,927	$18,158	$17,129	$17,497	$16,833
Less than one year[3]	$7,740	$8,689	$8,303	$9,363	$9,740	$8,931

[1]	Cash collection numbers include only accounts assigned to collectors. Significant cash collections do occur on “unassigned” accounts.

[2]	Calculated using average YTD monthly cash collections of all collectors with one year or more of tenure.

[3]	Calculated using weighted average YTD monthly cash collections of all collectors with less than one year of tenure, including those in training.
YTD Cash Collections per Hour Paid 1

Average performance YTD	12/31/01	12/31/02	12/31/03	12/31/04	09/30/04	09/30/05

Total cash collections	$77.20	$96.37	$108.27	$117.59	$117.85	$136.18
Non-legal cash collections	$66.87	$77.72	$80.10	$82.06	$83.32	$91.79

[1]	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

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

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Balance at beginning of period	$114,837,794	$96,270,285	$105,188,906	$92,568,557

Acquisitions of finance receivables, net of buybacks (1)	15,916,690	10,821,842	56,133,504	37,626,129

Cash collections applied to principal (2)	(13,508,013)	(11,780,396)	(44,075,939)	(34,882,955)

Balance at end of period	$117,246,471	$95,311,731	$117,246,471	$95,311,731

Estimated Remaining Collections (“ERC”) (3)	$350,034,361	$286,735,182	$350,034,361	$286,735,182

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item; however, it is provided here for informational purposes.
     The following tables categorize our owned portfolios as of September 30, 2005 into the major asset types and account types represented, respectively:

			Life to Date Purchased Face Face
	No. of		Value of Defaulted Consumer
Asset Type	Accounts	%	Receivables(1)%
Visa/MasterCard/Discover	3,020,916	42.0%	$8,207,589,273	60.4%
Consumer Finance	2,678,808	37.3%	2,263,817,413	16.7%
Private Label Credit Cards	1,290,516	17.9%	1,922,291,731	14.1%
Auto Deficiency	201,266	2.8%	1,196,982,207	8.8%

Total:	7,191,506	100.0%	$13,590,680,624	100.0%

(1)	The Life to Date Purchased Face Value of Defaulted Consumer Receivables represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

     As shown in the following chart, as of September 30, 2005 a majority of our portfolios are secondary and tertiary accounts but we purchase or service accounts at any point in the delinquency cycle.

			Life to Date Purchased Face
			Value of Defaulted Consumer
Account Type	No. of Accounts	%	Receivables(1)%
Fresh	189,359	2.6%	608,813,763	4.5%
Primary	1,022,245	14.2%	2,479,969,219	18.2%
Secondary	1,733,493	24.1%	3,284,819,130	24.2%
Tertiary	2,753,729	38.3%	3,206,092,051	23.6%
Other	1,492,680	20.8%	4,010,986,461	29.5%

Total:	7,191,506	100.0%	$13,590,680,624	100.0%

(1)	The Life to Date Purchased Face Value of Defaulted Consumer Receivables represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.
     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically as of September 30, 2005:

			Life to Date Purchased Face
	No. of		Value of Defaulted Consumer
Geographic Distribution	Accounts	%	Receivables(1)%
Texas	1,768,334	25%	$2,023,025,922	15%
California	657,402	9%	1,621,207,876	12%
Florida	477,211	6%	1,392,213,806	10%
New York	317,546	4%	926,030,502	7%
Pennsylvania	185,073	3%	490,043,746	4%
North Carolina	185,359	3%	467,090,073	3%
Illinois	229,827	3%	415,225,097	3%
Ohio	220,354	3%	401,697,368	3%
New Jersey	128,329	2%	386,783,549	3%
Georgia	158,996	2%	364,695,344	3%
Massachusetts	151,768	2%	333,667,992	2%
Michigan	195,549	3%	322,024,182	2%
South Carolina	123,995	2%	283,648,663	2%
Missouri	255,972	4%	254,718,792	2%
Virginia	107,673	1%	236,687,615	2%
Tennessee	103,600	1%	233,376,115	2%
Other(2)	1,924,518	27%	3,438,543,982	25%

Total:	7,191,506	100%	$13,590,680,624	100%

(1)	The Life to Date Purchased Face Value of Defaulted Consumer Receivables represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.
(2)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

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
     Our operating activities provided cash of $48.0 million and $36.1 million for the nine months ended September 30, 2005 and 2004, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received for the period which increased from $19.7 million for the nine months ended September 30, 2004 to $27.3 million for the nine months ended September 30, 2005. The remaining increase was due to changes in other accounts related to our operating activities.
     Our investing activities used cash of $6.2 million and $25.7 million during the nine months ended September 30, 2005 and 2004, respectively. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, net of cash collections applied to principal on finance receivables and purchases of auction rate certificates. Cash provided by investing activities is primarily driven by the sale of auction rate certificates. In addition, in July 2005, we purchased the assets of Alatax, Inc. for $15.0 million in cash (net of acquisition costs and cash received).
     Our financing activities provided cash of $1.1 million and $481,000 during the nine months ended September 30, 2005 and 2004, respectively. Cash used in financing activities is primarily driven by payments on long term debt and capital lease obligations. Cash is provided by proceeds from debt financing and stock option exercises.
     Cash received for interest income was $476,000 and $106,000 for the nine months ended September 30, 2005 and 2004, respectively. The interest income received was the result in the investment in auction rate certificates and other high quality investments.
     Cash paid for interest expenses was $186,000 and $206,000 for the nine months ended September 30, 2005 and 2004, respectively. The interest expenses were paid for capital lease obligations and other long-term debt.
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
     This facility had no amounts outstanding at September 30, 2005.
In accordance with the credit agreement, we obtained approval from the lender prior to the RDS acquisition.

     As of September 30, 2005 there are four loans outstanding. On February 9, 2001, we entered into a commercial loan agreement in the amount of $107,000 in order to purchase equipment for our Norfolk, Virginia location. This loan bears interest at a fixed rate of 7.9% and matures on February 1, 2006. On February 20, 2002, one of our subsidiaries entered into an additional arrangement for a $500,000 commercial loan in order to finance construction of a parking lot at our Norfolk, Virginia location. This loan bears interest at a fixed rate of 6.47% and matures on September 1, 2007. On May 1, 2003, we entered into a commercial loan agreement in the amount of $975,000 to finance equipment purchases for our Hampton, Virginia location. This loan bears interest at a fixed rate of 4.25% and matures on May 1, 2008. On January 9, 2004, we entered into a commercial loan agreement in the amount of $750,000 to finance equipment purchases at our newly leased Norfolk facility. This loan bears interest at a fixed rate of 4.45% and matures on January 1, 2009. The loans are collateralized by the related asset and require us to maintain net worth greater than $20 million and a cash flow coverage ratio of at least 1.5 to 1.0 calculated on a rolling twelve-month average.
Contractual Obligations
Our contractual obligations as of September 30, 2005 are as follows:

Payments due by period
		Less			More
Obligations		than 1	1 — 3	4 — 5	than 5
Contractual	Total	year	years	years	years

Operating Leases	$13,110,890	$1,779,978	$3,587,045	$3,522,949	$4,220,918
Long-Term Debt	1,356,156	513,267	786,990	55,899	—
Capital Lease Obligations	460,406	169,085	268,528	22,793	—
Purchase Commitments (1)	8,402,611	5,975,752	2,314,359	112,500	—
Employment Agreements	3,871,884	1,854,023	2,017,861	—	—

Total	$27,201,947	$10,292,105	$8,974,783	$3,714,141	$4,220,918

(1)	Of this amount, $4,000,000 represents the potential payout we may incur as additional purchase price in association with the acquisition of the assets of IGS Nevada, Inc. The earn out provisions are defined in the asset purchase agreement.
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934.
Recent Accounting Pronouncements
     In October 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Accordingly, we adopted SOP 03-3 on January 1, 2005. The SOP limits the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. The SOP requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP freezes the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received or projected to be received, the carrying value of a portfolio is written down to maintain the original IRR. Increases in actual, or expected future cash flows are recognized prospectively through adjustment of the IRR over a portfolio’s remaining life. The SOP provides that previously issued annual financial statements would not need to be restated. Historically, as we have applied the guidance of Practice Bulletin 6, we have moved yields both upward and downward as appropriate under that guidance. However, since the new SOP guidance does not permit yields to be lowered, it will increase the probability of impairment charges in the future.

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
     Prior to January 1, 2005, we accounted for our investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, we adopted and began to account for our investment in finance receivables using the interest method under the guidance of AICPA SOP 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-3 is effective. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received, the carrying value of a pool would be written down to maintain the then current IRR. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, we use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above.
     We establish valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At September 30, 2005, we had no valuation allowance on our finance receivables. Prior to January 1, 2005, in the event that estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.
     We utilize the provisions of Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) to commission revenue from our contingent fee, skip-tracing and government processing and collection subsidiaries. EITF 99-19 requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes an assessment of who retains inventory/credit risk, who controls vendor selection, who establishes pricing and who remains the primary obligor on the transaction. Each of these factors was considered to determine the correct method of recognizing revenue from our subsidiaries.
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

     Our government processing and collection business’s primary source of income is derived from servicing taxing authorities in several different ways: processing all of their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings. When RDS conducts an audit, there are two components. The first is a charge for the hours incurred on conducting the audit. This charge is for hours worked. This charge is up-charged from the actual costs incurred. The gross billing is component of Commissions and the expense is included in compensation. The second item is for expenses incurred while conducting the audit. Most jurisdictions will reimburse RDS for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in Commissions and the expense component is included in their appropriate expense category, generally, other operating expenses.
     We account for our gain on cash sales of finance receivables under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Gains on sale of finance receivables, representing the difference between the sales price and the unamortized value of the finance receivables sold, are recognized when finance receivables are sold.
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
Valuation of Acquired Intangibles and Goodwill
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform a review of goodwill for impairment annually or earlier if indicators of potential impairment exist. The review of goodwill for potential impairment is highly subjective and requires that: (1) goodwill is allocated to various reporting units of our business to which it relates; (2) we estimate the fair value of those reporting units to which the goodwill relates; and (3) we determine the book value of those reporting units. If the estimated fair value of reporting units with allocated goodwill is determined to be less than their book value, we are required to estimate the fair value of all identifiable assets and liabilities of those reporting units in a manner similar to a purchase price allocation for an acquired business. This requires independent valuation of certain unrecognized assets. Once this process is complete, the amount of goodwill impairment, if any, can be determined.
     We believe as of September 30, 2005 there was no impairment of goodwill. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts, and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.
     Our exposure to market risk relates to interest rate risk with our variable rate credit line. As of September 30, 2005, we had no variable rate debt outstanding on our revolving credit lines. Currently, we have no variable rate debt outstanding. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits.
31.1	Section 302 Certifications of Chief Executive Officer.

31.2	Section 302 Certifications of Chief Financial Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
(b)	Reports on Form 8-K.

Filed July 19, 2005, entry into a material definitive agreement approving the increase in compensation of its lead outside director.

Filed July 26, 2005, issuance of a quarterly earnings press release for the three months ended June 30, 2005.

Filed August 2, 2005, entry into a material definitive agreement with Alatax, Inc. and its stockholders regarding the acquisition of the assets of Alatax, Inc..

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)
Date: October 31, 2005	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: October 31, 2005	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)