Form 10-K
period 2005-12-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2006-03-03
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Common Stock, $0.01 par value per share
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐            NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
YES ☐            NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES☑            NO☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☐                     Accelerated filer ☑                      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐           NO ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2005 was $630,758,858 based on the $42.02 closing price as reported on the NASDAQ Stock Market.
     The number of shares of the registrant’s Common Stock outstanding as of February 14, 2006 was 15,870,443.
     Documents incorporated by reference: Portions of the Proxy Statement to be filed by April 30, 2006 for our 2006 Annual Meeting of Stockholders are incorporated by reference into Items 11, 12 and 13 of Part III of this Form 10-K.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:
     This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:
•	our ability to purchase defaulted consumer receivables at appropriate prices;

•	changes in the business practices of credit originators in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

•	changes in government regulations that affect our ability to collect sufficient amounts on our acquired or serviced receivables;

•	changes in bankruptcy laws that could negatively affect our business;

•	our ability to employ and retain qualified employees, especially collection personnel;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

•	the degree and nature of our competition;

•	our future ability to comply with the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder;

•	our ability to successfully integrate our IGS and Alatax/RDS businesses (we refer to these businesses in this document as “IGS” and “RDS”, respectively) into our business operations;

•	our ability to secure sufficient levels of placements for our fee-for-service businesses;

•	the sufficiency of our funds generated from operations, existing cash and available borrowings to finance our current operations; and

•	the risk factors listed from time to time in our filings with the Securities and Exchange Commission.
     You should assume that the information appearing in this annual report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.
     For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the “ Risk Factors” described beginning on page 17, as well as “Business” beginning on page 4 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 29.
     Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in this report could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this annual report and you should not expect us to do so.

     Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, we do not, by policy, selectively disclose to them any material nonpublic information or other confidential commercial information. Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst regardless of the content of the statement or report. We do not, by policy, confirm forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.
PART I
Item 1. Business.
General
     We are a full-service provider of outsourced receivables management and related services. Our primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. These are the unpaid obligations of individuals to credit originators, which include banks, credit unions, consumer and auto finance companies and retail merchants. We also provide a broad range of collection services, including collateral-location services for credit originators via IGS, fee-based collections through Anchor Receivables Management and revenue administration, audit and debt discovery/recovery services for government entities through RDS which we commenced after our acquisition of the assets of Alatax, Inc. in July 2005. Defaulted consumer receivables are the unpaid obligations of individuals to credit originators, including banks, credit unions, consumer and auto finance companies, retail merchants and other providers of goods and services. We believe that the strengths of our business are our sophisticated approach to portfolio pricing and servicing, our emphasis on developing and retaining our collection personnel, our sophisticated collections systems and procedures and our relationships with many of the largest consumer lenders in the United States. Our proven ability to service defaulted consumer receivables allows us to offer debt owners a complete outsourced solution to address their defaulted consumer receivables. The defaulted consumer receivables we collect are generally either purchased from sellers of defaulted consumer debt or are collected on behalf of debt owners on a commission fee basis. We intend to continue to build on our strengths and grow our business through the disciplined approach that has contributed to our success to date.
     We use the following terminology throughout our reports: “Cash Receipts” refers to collections on our owned portfolios together with commission income and sales of finance receivables. “Cash Collections” refers to collections on our owned portfolios only, exclusive of commission income and sales of finance receivables. “Amortization Rate” refers to cash collections applied to principal as a percentage of total cash collections. “Cash Sales of Finance Receivables” refers to the sales of our owned portfolios. “Commissions” refers to fee income generated from our wholly-owned contingent fee and fee-for-service subsidiaries.
     We specialize in receivables that have been charged-off by the credit originator. Because the credit originator and/or other debt servicing companies have unsuccessfully attempted to collect these receivables, we are able to purchase them at a substantial discount to their face value. From our 1996 inception through December 31, 2005, we acquired 658 portfolios with a face value of $16.4 billion for $415.4 million, representing more than 7.8 million customer accounts. The success of our business depends on our ability to purchase portfolios of defaulted consumer receivables at appropriate valuations and to collect on those receivables effectively and efficiently. Since inception, we have been able to collect at an average rate of 2.5 to 3.0 times our purchase price for defaulted consumer receivables portfolios, as measured over a five to ten year period, which has enabled us to generate increasing profits and positive cash flow.
     We have achieved strong financial results since our formation, with cash collections growing from $10.9 million in 1998 to $191.4 million in 2005. Total revenue has grown from $6.8 million in 1998 to $148.5 million in 2005, a compound annual growth rate of 55%. Similarly, pro forma net income has grown from $402,000 in 1998 to net income of $36.8 million in 2005.
     We were initially formed as Portfolio Recovery Associates, L.L.C., a Delaware limited liability company, on March 20, 1996. Prior to the formation of Portfolio Recovery Associates, Inc., members of our current management team played key roles in the development of a defaulted consumer receivables acquisition and divestiture operation for Household Recovery Services, a subsidiary of Household International, now owned by

HSBC. In connection with our 2002 initial public offering (our “IPO”), all of the membership units of Portfolio Recovery Associates, L.L.C. were exchanged, simultaneously with the effectiveness of our registration statement, for a single class of the common stock of Portfolio Recovery Associates, Inc., a new Delaware corporation formed on August 7, 2002. Accordingly, the members of Portfolio Recovery Associates, L.L.C. became the common stockholders of Portfolio Recovery Associates, Inc., which became the parent company of Portfolio Recovery Associates, L.L.C. and its subsidiaries.
     The Company maintains an Internet website at the following address: www.portfoliorecovery.com.
     We make available on or through our website certain reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with or furnish it to the SEC.
     Reports filed with or furnished to the SEC are also available free of charge upon request by contacting our corporate office at:
     Portfolio Recovery Associates
     Attn: Investor Relations
     120 Corporate Boulevard, Suite 100
     Norfolk, Virginia 23502
Competitive Strengths
Complete Outsourced Solution for Debt Owners
     We offer debt owners a complete outsourced solution to address their defaulted consumer receivables. Depending on a debt owner’s timing and needs, we can either purchase their defaulted consumer receivables, providing immediate cash, or service those receivables on their behalf for either a fee-for-service or a commission fee, based on a percentage of our collections. We can purchase or service receivables throughout the entire delinquency cycle, from receivables that have only been processed for collection internally by the debt owner to receivables that have been subject to multiple internal and external collection efforts. This flexibility helps us meet the needs of debt owners and allows us to become a trusted resource. Furthermore, our strength across multiple transaction and asset types provides the opportunity to cross-sell our services to debt owners, building on successful engagements. Our July 29, 2005 acquisition of the RDS business from Alatax, Inc. further broadened the services we can offer to debt owners and local governments.
Disciplined and Proprietary Underwriting Process
     One of the key components of our growth has been our ability to price portfolio acquisitions at levels that have generated profitable returns on investment. Since inception, we have been able to collect at an average rate of 2.5 to 3.0 times our purchase price for defaulted consumer receivables portfolios, as measured over a five to ten year period, which has enabled us to generate increasing profits and cash flow. In order to price portfolios and forecast the targeted collection results for a portfolio, we use two separate statistical models developed internally, which we may supplement with on-site due diligence and data obtained from the debt owner’s collection process and loan files. One model analyzes the portfolio as one unit based on demographic comparisons, while the second model analyzes each account in a portfolio using variables in a regression analysis. As we collect on our portfolios, the results are input back into the models in an ongoing process which we believe increases their accuracy. Through December 31, 2005 we have acquired 658 portfolios with a face value of $16.4 billion.
Ability to Hire, Develop and Retain Productive Collectors
     We place considerable focus on our ability to hire, develop and retain effective collectors who are key to our continued growth and profitability. Several large military bases and numerous telemarketing, customer service and reservation phone centers are located near our headquarters and regional offices in Virginia, providing access to a large pool of eligible personnel. The Hutchinson, Kansas, Las Vegas, Nevada and Birmingham, Alabama areas also provide a sufficient potential workforce of eligible personnel. We have found that tenure is a primary driver of our collector effectiveness. We offer our collectors a competitive wage with the opportunity to receive unlimited incentive compensation based on performance, as well as an attractive benefits package, a comfortable working environment and the ability to work on a flexible schedule. Stock options were awarded to many of our collectors at the time of our IPO, and many tenured collectors were awarded nonvested shares in 2004 and 2005. Most RDS employees were awarded nonvested shares at the time of our purchase of the assets of Alatax, Inc. in July 2005. We have a comprehensive six week training program for new owned portfolio collectors and provide continuing advanced training classes which are conducted in our four training centers. Recognizing the demands of the job, our management team has endeavored to create a professional and supportive environment for all of our employees.
Established Systems and Infrastructure
     We have devoted significant effort to developing our systems, including statistical models, databases and reporting packages, to optimize our portfolio purchases and collection efforts. In addition, we believe that our technology infrastructure is flexible, secure, reliable and redundant, to ensure the protection of our sensitive data and to mitigate exposure to systems failure or unauthorized access. We believe that our systems and infrastructure give us meaningful advantages over our competitors. We have developed financial models and systems for pricing portfolio acquisitions, managing the collections process and monitoring operating results. We perform a static pool analysis monthly on each of our portfolios, inputting actual results back into our acquisition models, to enhance their accuracy. We monitor collection results continuously, seeking to identify and resolve negative trends immediately. Our comprehensive management reporting package is designed to fully inform our management team so that they may make timely operating decisions. This combination of hardware, software and proprietary modeling and systems has been developed by our management team through years of experience in this industry and we believe provides us with an important competitive advantage from the acquisition process all the way through collection operations.
Strong Relationships with Major Credit Originators
     We have done business with most of the top consumer lenders in the United States. We maintain an extensive marketing effort and our senior management team is in contact on a regular basis with known and prospective credit originators. We believe that we have earned a reputation as a reliable purchaser of defaulted consumer receivables portfolios and as responsible collectors. Furthermore, from the perspective of the selling credit originator, the failure to close on a negotiated sale of a portfolio consumes valuable time and expense and can have an adverse effect on pricing when the portfolio is re-marketed. We have never failed to close on a transaction. Similarly, if a credit originator sells a portfolio to a debt buyer which has a reputation for violating industry standard collecting practices, it can taint the reputation of the credit originator. We go to great lengths to collect from consumers in a responsible, professional and legally compliant manner. We believe our strong relationships with major credit originators provide us with access to quality opportunities for portfolio purchases and contingent fee collection placements.
Experienced Management Team
     We have an experienced management team with considerable expertise in the accounts receivable management industry. Prior to our formation, our founders played key roles in the development and management of a consumer receivables acquisition and divestiture operation of Household Recovery Services, a subsidiary of Household International, now owned by HSBC. As we have grown, the original management team has been expanded to include a group of experienced, seasoned executives.
Portfolio Acquisitions
     Our portfolio of defaulted consumer receivables includes a diverse set of accounts that can be categorized by asset type, age and size of account, level of previous collection efforts and geography. To identify attractive buying opportunities, we maintain an extensive marketing effort with our senior officers contacting known and prospective sellers of defaulted consumer receivables. We acquire receivables of Visa®, MasterCard® and Discover® credit cards, private label credit cards, installment loans, lines of credit, bankrupt, deficiency balances of various types, legal judgments, and trade payables, all from a variety of debt owners. These debt owners include major banks, credit unions, consumer finance companies, telecommunication providers, retailers, utilities, insurance companies, medical groups/hospitals, other debt buyers and auto finance companies. In addition, we exhibit at trade shows, advertise in a variety of trade publications and attend industry events in an effort to develop account purchase opportunities. We also maintain active relationships with brokers of defaulted consumer receivables.
     The following chart categorizes our life to date owned portfolios as of December 31, 2005 into the major asset types represented.

			Life to Date Purchased
	No. of		Face Value of Defaulted
Asset Type	Accounts	%	Consumer Receivables (1)%
Visa/MasterCard/Discover	3,606,331	46.0%	$10,961,264,456	66.7%
Consumer Finance	2,733,259	34.8%	2,310,736,704	14.1%
Private Label Credit Cards	1,298,856	16.6%	1,944,892,888	11.8%
Auto Deficiency	202,879	2.6%	1,213,989,712	7.4%

Total:	7,841,325	100.0%	$16,430,883,760	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).
     We have done business with most of the largest 25 consumer lenders in the United States. Since our formation, we have purchased accounts from approximately 95 debt owners.
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
     The age of a defaulted consumer receivables portfolio (the time since an account has been charged-off) is an important factor in determining the price at which we will purchase a receivables portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase the portfolio. This relationship is due to the fact that older receivables typically are more difficult to collect. The accounts receivables management industry places receivables into categories depending on the number of collection agencies that have previously attempted to collect on the receivables. Fresh accounts are typically past due 120 to 270 days and charged-off by the credit originator, that are either being sold prior to any post-charge-off collection activity or are placed with a third-party for the first time. These accounts typically sell for the highest purchase price. Primary accounts are typically 360 to 450 days past due and charged-off, have been previously placed with one contingent fee servicer and receive a lower purchase price. Secondary and tertiary accounts are typically more than 540 days past due and charged-off, have been placed with two or three contingent fee servicers and receive even lower purchase prices.

     As shown in the following chart, as of December 31, 2005, a majority of our accounts consist of secondary and tertiary accounts, but we purchase or service accounts at any point in the delinquency cycle.

			Life to Date Purchased Face
			Value of Defaulted
Account Type	No. of Accounts	%	Consumer Receivables (1)%
Fresh	201,476	2.6%	$645,897,478	3.9%
Primary	1,060,140	13.5%	2,574,683,359	15.7%
Secondary	1,903,013	24.3%	3,767,365,777	22.9%
Tertiary	2,830,613	36.1%	3,398,968,101	20.7%
Other	1,846,083	23.5%	6,043,969,045	36.8%

Total:	7,841,325	100.0%	$16,430,883,760	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).
     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically as of December 31, 2005:

			Life to Date Face Value of		Original Purchase Price of
	No. of		Defaulted Consumer		Defaulted Consumer
Geographic Distribution	Accounts	%	Receivables (1)%		Receivables (2)%

Texas	1,824,480	23%	$2,239,805,865	14%	$51,700,454	12%
California	729,403	9%	1,958,304,012	12%	45,638,872	11%
Florida	527,952	7%	1,610,390,119	10%	39,112,004	9%
New York	357,352	5%	1,114,648,841	7%	29,923,504	7%
Pennsylvania	207,952	3%	591,440,322	4%	16,742,650	4%
Illinois	254,379	3%	536,690,148	3%	14,340,056	3%
North Carolina	210,004	3%	535,913,460	3%	13,852,200	3%
Ohio	246,384	3%	532,263,050	3%	13,878,303	3%
New Jersey	144,706	2%	458,675,351	3%	13,207,879	3%
Georgia	181,201	2%	456,479,315	3%	13,437,704	3%
Michigan	213,786	3%	407,756,561	2%	11,635,901	3%
Massachusetts	163,180	2%	382,012,802	2%	9,048,146	2%
Missouri	266,847	3%	318,247,272	2%	7,676,758	2%
South Carolina	139,047	2%	315,076,097	2%	7,646,275	2%
Virginia	132,898	2%	308,152,334	2%	8,752,976	2%
Tennessee	120,160	2%	302,951,506	2%	8,518,550	2%
Other (3)	2,121,594	26%	4,362,076,705	26%	110,301,485	29%

Total:	7,841,325	100%	$16,430,883,760	100%	$415,413,717	100%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (defined as purchase price refunded by the seller due to the return of non-compliant accounts).

(2)	The “Original Purchase Price” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables

(3)	Each state included in “Other” represents under 2% of the face value of total defaulted consumer receivables.

Purchasing Process
     We acquire portfolios from debt owners through auctions and negotiated sales. In an auction process, the seller will assemble a portfolio of receivables and will either broadly offer the portfolio to the market or seek purchase prices from specifically invited potential purchasers. In a privately negotiated sale process, the debt owner will contact known, reputable purchasers directly and negotiate the terms of sale. On a limited basis, we also acquire accounts in forward flow contracts. Under a forward flow contract, we agree to purchase defaulted consumer receivables from a debt owner on a periodic basis, at a set percentage of face value of the receivables over a specified time period. These agreements typically have a provision requiring that the attributes of the receivables to be sold will not significantly change each month and that the debt owner efforts to collect these receivables will not change. If this provision is not provided for, the contract will allow for the early termination of the forward flow contract by the purchaser. Forward flow contracts are a consistent source of defaulted consumer receivables for accounts receivables management providers and provide the debt owner with a reliable source of revenue and a professional resolution of defaulted consumer receivables.
     In a typical sale transaction, a debt owner distributes a computer data file containing ten to fifteen basic data fields on each receivables account in the portfolio offered for sale. Such fields typically include the consumer’s name, address, outstanding balance, date of charge-off, date of last payment and the date the account was opened. We perform our initial due diligence on the portfolio by electronically cross-checking the data fields on the computer disk or data tape against the accounts in our owned portfolios and against national demographic and credit databases. We compile a variety of portfolio level reports examining all demographic data available. When valuing pools of bankrupt consumer receivables, we seek to access information on the status of each account’s bankruptcy case.
     In order to determine a purchase price for a portfolio, we use two separate internally developed computer models, which we may supplement with on-site due diligence of the seller’s collection operation and/or a review of their loan origination files, collection notes and work processes. We analyze the portfolio using our proprietary multiple regression model, which analyzes each account of the portfolio using variables in the regression model. In addition, we analyze the portfolio as a whole using an adjustment model, which uses an appropriate cash flow model depending upon whether it is a purchase of fresh, primary, secondary or tertiary accounts. Then, adjustments can be made to the cash flow model to compensate for demographic attributes supported by a detailed analysis of demographic data. From these models we derive our quantitative purchasing analysis which is used to help price transactions. The multiple regression model is also used to prioritize collection work efforts subsequent to purchase. With respect to prospective forward flow contracts and other long-term relationships, in addition to the procedures outlined above, as we receive new flows under the aforementioned contract we may obtain a representative test portfolio to evaluate and compare the performance of the portfolio to the projections we developed in our purchasing analysis. In addition, when purchasing bankrupt consumer receivables, we utilize a specifically designed pricing model.
     Our due diligence and portfolio review results in a comprehensive analysis of the proposed portfolio. This analysis compares defaulted consumer receivables in the prospective portfolio with our collection history in similar portfolios. We then use our multiple regression model to value each account. Using the two valuation approaches, we determine cash collections over the life of the portfolio. We then summarize all anticipated cash collections and associated direct expenses and project a collectibility value expressed both in dollars and liquidation percentage and a detailed expense projection over the portfolio’s estimated six to ten year economic life. We use the total projected collectibility value to determine an appropriate purchase price.
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
     The quantitative and qualitative data derived in our due diligence is evaluated together with our knowledge of the current defaulted consumer receivables market and any subjective factors about the portfolio or the debt owner of which management may be aware. A portfolio acquisition approval memorandum is prepared for each prospective portfolio before a purchase price is submitted to the debt owner. This approval memorandum, which outlines the portfolio’s anticipated collectibility and purchase structure, is distributed to members of our investment committee. The approval by the committee sets a maximum purchase price for the portfolio. The investment committee is currently comprised of Steve Fredrickson, Chief Executive Officer and President, Kevin Stevenson, Chief Financial and Administrative Officer and Craig Grube, Executive Vice President — Acquisitions.
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
     The collectibility forecast for a newly acquired portfolio will help determine collection strategy. Accounts which are determined to have the highest predicted collection probability may be sent immediately to collectors’ work queues. Less collectible accounts may be set aside as house accounts to be collected using a predictive dialer or another passive, low cost method. Some accounts may be worked using a letter and/or settlement strategy. We may obtain credit reports for various accounts after the collection process begins. When a collector establishes contact with a consumer, the account information is placed automatically in the collector’s work queue.
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
     On the initial contact call, the consumer is given a standardized presentation regarding the benefits of resolving his or her account with us. Emphasis is placed on determining the reason for the consumer’s default in order to better assess the consumer’s situation and create a plan for repayment. The collector is incentivized to have the consumer pay the full balance of the account. If the collector cannot obtain payment of the full balance, the collector will suggest a repayment plan which generally includes an approximate 20% down payment with the balance to be repaid over an agreed upon period. At times, when determined to be appropriate, and in many cases with management approval, a reduced lump-sum settlement may be agreed upon. If the consumer elects to utilize an installment plan, we have developed a system to which enables us to make monthly withdrawals from a consumer’s bank account, in accordance with the directions of the customer.
     If a collector is unable to establish contact with a consumer based on information received, the collector must undertake skip tracing procedures to develop important account information. Skip tracing is the process of developing new phone, address, job or asset information on a consumer, or verifying the accuracy of such information. Each collector does his or her own skip tracing using a number of computer applications available at his or her workstation, as well as a series of automated skip tracing procedures implemented by us on a regular basis.
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
     Our legal recovery department oversees our internal legal collections and coordinates an independent nationwide collections attorney network which is responsible for the preparation and filing of judicial collection proceedings in multiple jurisdictions, determining the suit criteria, coordinating sales of property and instituting wage garnishments to satisfy judgments. This network consists of approximately 70 independent law firms who work on a flat fee or contingent fee basis. Legal cash collections currently constitute approximately 33% of our total cash collections. As our portfolio matures, a larger number of accounts will be directed to our legal recovery department for judicial collection; consequently, we anticipate that legal cash collections will grow commensurately and comprise a larger percentage of our total cash collections. During 2004 and continuing into 2005, we began using internal staff attorneys to pursue legal collections in certain states and under certain circumstances. This practice is currently very limited, but is expected to grow over time. Our legal recovery department also collects claims against estates in cases involving deceased debtors having assets at the time of death.
     Our bankruptcy department processes proofs of claims for recovery on receivables which are included in consumer bankruptcies filed under Chapter 13 of the U.S. Bankruptcy Code. The Bankruptcy Act establishes income criteria for the filing of a Chapter 7 bankruptcy petition, which may force more debtors to file bankruptcy petitions under Chapter 13, rather than Chapter 7 of the U.S. Bankruptcy Code. Consequently, fewer debtors may be able to have their obligations completely discharged in Chapter 7 bankruptcy actions, and might instead resort to filing bankruptcy petitions under Chapter 13, which requires that the debtor establish a payment plan. If this scenario occurs it would enable us to generate recoveries from a larger number of bankrupt debtors through the filing of proofs of claims with the trustees of bankruptcy courts.
Fee-for-Service Businesses
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
     Revenues from IGS are accounted for as commission revenue. IGS performs skip tracing services, principally for auto finance companies, for a fee. The amount of fee earned is generally dependent on several different outcomes: whether the debtor was found, if the collateral was repossessed or if payment was made by the debtor to the debt owner. For example, if the debtor is not found, our fee is less than if the debtor is found and we are able to arrange for an agent to take possession of the collateral securing the loan.
     RDS computes revenue using both of the aforementioned approaches. RDS collects delinquent taxes and earns a contingent fee. This fee can vary based on the age of the debt being collected. RDS also processes tax payments for taxing authorities. For this work, they are paid a per transaction fee. RDS also performs tax audit services, for which they are paid at an hourly rate. RDS provides local, state and federal governments a range of revenue enhancement services including revenue administration, revenue discovery and recovery, aged receivables management and compliance auditing.

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
Information Technology
Technology Operating Systems and Server Platform
     The scalability of our systems provides us with a technology system that is flexible, secure, reliable and redundant to ensure the protection of our sensitive data. We utilize Intel-based servers running industry standard open systems coupled with Microsoft Windows 2000/2003 and NT Server operating systems. In addition, we utilize a blend of purchased and proprietary software systems tailored to the needs of our business. These systems are designed to eliminate inefficiencies in our collections, continue to meet business objectives in a changing environment and meet compliance obligations with regulatory entities. Our proprietary hardware and software systems are being leveraged to manage location information, phone and operational applications for IGS and RDS. We believe our custom solutions will enhance the overall investigative capabilities of this business while meeting compliance obligations with regulatory entities.
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
Database and Software Systems
     The ability to access and utilize data is essential to us being able to operate nationwide in a cost-effective manner. Our centralized computer-based information systems support the core processing functions of our business under a set of integrated databases and are designed to be both replicable and scalable to accommodate our internal growth. This integrated approach helps to assure that consistent sources are processed efficiently. We use these systems for portfolio and client management, skip tracing, check taking, financial and management accounting, reporting, and planning and analysis. The systems also support our consumers, including on-line access to account information, account status and payment entry. We use a combination of Microsoft, Oracle and

Cache database software to manage our portfolios, financial, customer and sales data, and we believe these systems will be sufficient for our needs for the foreseeable future. RDS, our newly acquired business unit, maintains a unique, proprietary software system that manages the movement of data, accounts and information throughout the unit. We believe this system will be sufficient for our needs in the foreseeable future. Our contingent fee collections operations database incorporates an integrated and proprietary predictive dialing platform used with our predictive dialer discussed below.
Redundancy, System Backup, Security and Disaster Recovery
     Our data centers provide the infrastructure for innovative collection services and uninterrupted support of hardware and server management, server co-location and an all-inclusive server administration for our business. We believe our facilities and operations include sufficient redundancy, file back-up and security to ensure minimal exposure to systems failure or unauthorized access. The preparations in this area include the use of call centers in Virginia and in Kansas in order to help provide redundancy for data and processes should one site be completely disabled. We have a comprehensive disaster recovery plan covering our business that is tested on a periodic basis. The combination of our locally distributed call control systems provides enterprise-wide call and data distribution between our call centers for efficient portfolio collection and business operations. In addition to data replication between the sites, incremental backups of both software and databases are performed on a daily basis and a full system backup is performed weekly. Backup data tapes are stored at an offsite location along with copies of schedules and production control procedures, procedures for recovery using an off-site data center, documentation and other critical information necessary for recovery and continued operation. Our Virginia headquarters has two separate power and telecommunications feeds, an uninterruptible power supply and a diesel-generator power plant, all of which provide a level of redundancy should a power outage or interruption occur. We also employ rigorous physical and electronic security to protect our data. Our call centers have restricted card key access and appropriate additional physical security measures. Electronic protections include data encryption, firewalls and multi-level access controls. The facilities which currently house IGS and RDS feature uninterruptible power supply units and electronic protections. Full-scale site power, telecommunication and all of the other systems abilities of our other sites will be installed at IGS and RDS at a later time.
Plasma Displays for Real Time Data Utilization
     We utilize plasma displays at our main facility to aid in recovery of portfolios. The displays provide real-time business-critical information to our collection personnel for efficient collection efforts such as telephone, production, employee status, goal trending, training and corporate information.
Dialer Technology
     The Noble Systems Predictive Dialer ensures that our collection staff focuses on certain defaulted consumer receivables according to our specifications. Our predictive dialer takes account of all campaign and dialing parameters and is able to constantly adjust its dialing pace to match changes in campaign conditions and provide the lowest possible wait times. During the first quarter of 2006, we are replacing our Noble dialer with a more powerful predictive dialer from Avaya.
Employees
     We employed 1,110 persons on a full-time basis, including the following number of front line operations employees by business: 809 on our owned portfolios, 92 working in our contingent fee collections operations, 45 working in our IGS operations and 28 working in our RDS government collections operations, as of December 31, 2005. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.
Hiring
     We recognize that our collectors are critical to the success of our business as a majority of our collection efforts occur as a result of telephone contact with consumers. We have found that the tenure and productivity of our collectors are directly related. Therefore, attracting, hiring, training, retaining and motivating our collection personnel is a major focus for us. We pay our collectors competitive wages and offer employees a full benefits program which includes comprehensive medical coverage, short and long term disability, life insurance, dental and vision coverage, pre-paid legal plan, an employee assistance program, supplemental indemnity, cancer, hospitalization, accident insurance, a flexible spending account for child care and a matching 401(k) program. In addition to a base wage, we provide collectors with the opportunity to receive unlimited compensation through an incentive compensation program that pays bonuses above a set monthly base, based upon each collector’s collection results. This program is designed to ensure that employees are paid based not only on performance, but also on consistency. We have awarded stock based compensation to many of our tenured collectors. We believe that these practices have helped us achieve an annual post-training turnover rate of 52% in 2005.
     A large number of telemarketing, customer-service and reservation phone centers are located near our Virginia headquarters. We believe that we offer a competitive and, in many cases, a higher base wage than many local employers and therefore have access to a large number of eligible personnel. In addition, there are approximately 100,000 active-duty military personnel in the area. We employ numerous military spouses and retirees and find them to be an excellent source of employees. We have also found the Las Vegas, Nevada, Hutchinson, Kansas and Birmingham, Alabama areas to provide a large potential workforce of eligible personnel.
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
Outsourced Collections Department
Legal Recovery
     An important component of our collections effort involves our outsourced collections department and the judicial collection of accounts of customers who have the ability, but not the willingness, to resolve their obligations. Accounts for which the consumer is not cooperative and for which we can establish a garnishable job or attachable asset are reviewed for legal action. Depending on the balance of the defaulted consumer receivable and the applicable state collection laws, we determine whether to commence legal action to collect on the receivable. The legal process can take an extended period of time, but it also generates cash collections that likely would not have been realized otherwise. Our legal recovery department oversees internal legal collections and coordinates an independent nationwide attorney network which is responsible for the preparation and filing of judicial collection proceedings in multiple jurisdictions, determining the suit criteria, coordinating sales of property and instituting wage garnishments to satisfy judgments. This nationwide collections attorney network consists of approximately 70 independent law firms, most of which work on a contingent fee basis. Legal cash collections currently constitute approximately 33% of our total collections. As our portfolio matures, a larger number of accounts will be directed to our outsourced collections department for judicial collection; consequently, we anticipate that legal collections will grow commensurately and comprise a larger percentage of our total cash collections. During 2004 and continuing into 2005, we began using internal staff attorneys to pursue legal collections in certain states and under certain circumstances. This practice is currently very limited but is expected to grow over time.
Bankruptcy
     Our bankruptcy department processes proofs of claims for recovery on accounts which are included in consumer bankruptcies filed under Chapter 13 of the U.S. Bankruptcy Code. The passage of the Bankruptcy Act could have an impact upon our operations, because it establishes income criteria for the filing of a Chapter 7 bankruptcy petition. This is may cause more debtors to file bankruptcy petitions under Chapter 13, rather than Chapter 7 of the U.S. Bankruptcy Code. Consequently, fewer debtors may be able to have their obligations completely discharged in Chapter 7 bankruptcy actions, and may instead resort to filing bankruptcy petitions under Chapter 13, which requires that the debtor establish a payment plan. If this scenario occurs, it would enable us to generate recoveries from a larger number of bankrupt debtors through the filing of proofs of claims with the trustees of bankruptcy courts.
Corporate Legal Department
     Our corporate legal department manages general corporate legal matters, such as litigation management, insurance management and risk assessment, contract and document preparation and review, including real estate purchase and lease agreements and portfolio purchase documents, federal securities law and other regulatory and statutory compliance, obtaining and maintaining multi-state licensing, bonding and insurance, and dispute and complaint resolution. As a part of its compliance functions, our corporate legal department works with our Internal Auditor and the Audit Committee of our Board of Directors in the implementation of our Ethics Policy. In that connection, we have established a confidential telephone hotline to report suspected policy violations, fraud, embezzlement, deception in record keeping and reporting, accounting, auditing matters and other acts which are inappropriate, criminal and/or unethical. Our Ethics Policy is available at the Investors Relations page of our website. Our corporate legal department also provides oversight to our Quality Control Department and assists with training for our staff in relevant areas. We provide employees with extensive training on the Fair Debt Collection Practices Act and other relevant laws and regulations. Our corporate legal department distributes guidelines and procedures for collection personnel to follow when communicating with customers, customer’s agents, attorneys and other parties during our recovery efforts. In addition, our corporate legal department regularly researches, and provides collections personnel and our Training Department with summaries and updates of changes in, federal and state statutes and relevant case law, so that they are aware of and in compliance with changing laws and judicial decisions when tracing or collecting accounts.
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
     Federal laws which regulate credit originators require, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods and balance calculation methods associated with their credit card accounts. Consumers are entitled under current laws to have payments and credits applied to their accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. Some laws prohibit discriminatory practices in connection with the extension of credit. Federal statutes further provide that, in some cases, consumers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card. These laws, among others, may give consumers a legal cause of action against us, or may limit our ability to recover amounts owing with respect to the receivables, whether or not we committed any wrongful act or omission in connection with the account. If the credit originator fails to comply with applicable statutes, rules and regulations, it could create claims and rights for consumers that could reduce or eliminate their obligations to repay the account and have a possible material adverse effect on us.
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
Item 1A. Risk Factors.
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
We may not be able to collect sufficient amounts on our defaulted consumer receivables to fund our operations
     Our business primarily consists of acquiring and servicing receivables that consumers have failed to pay and that the credit originator has deemed uncollectible and has generally charged-off. The debt owners generally make numerous attempts to recover on their defaulted consumer receivables, often using a combination of in-house recovery efforts and third-party collection agencies. These defaulted consumer receivables are difficult to collect and we may not collect a sufficient amount to cover our investment associated with purchasing the defaulted consumer receivables and the costs of running our business.

We experience high employee turnover rates and we may not be able to hire and retain enough sufficiently trained employees to support our operations
     The accounts receivables management industry is very labor intensive and, similar to other companies in our industry, we typically experience a high rate of employee turnover. Our annual turnover rate, excluding those employees that do not complete our six week training program, was 52% in 2005. We compete for qualified personnel with companies in our industry and in other industries. Our growth requires that we continually hire and train new collectors. A higher turnover rate among our collectors will increase our recruiting and training costs and limit the number of experienced collection personnel available to service our defaulted consumer receivables. If this were to occur, we would not be able to service our defaulted consumer receivables effectively and this would reduce our ability to continue our growth and operate profitability.
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
The loss of IGS customers could negatively affect our operations
     On October 1, 2004 we acquired substantially all of the assets of IGS Nevada, Inc. for consideration of $14 million. A significant portion of the valuation was tied to existing client relationships. Our customers, in general, may terminate their relationship with us on 90 days’ prior notice. In the event a customer or customers terminate or significantly cut back any relationship with us, it could reduce our profitability and harm our business and could potentially give rise to an impairment charge related to an intangible asset specifically ascribed to existing client relationships.
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
Our senior management team is important to our continued success and the loss of one or more members of senior management could negatively affect our operations
     The loss of the services of one or more of our key executive officers or key employees could disrupt our operations. We have employment agreements with Steve Fredrickson, our president, chief executive officer and chairman of our board of directors, Kevin Stevenson, our executive vice president and chief financial and administrative officer, Craig Grube, our executive vice president of portfolio acquisitions, and most of our other senior executives. The current agreements contain non-compete provisions that survive termination of employment. However, these agreements do not and will not assure the continued services of these officers and we cannot ensure that the non-compete provisions will be enforceable. Our success depends on the continued service and performance of our key executive officers, and we cannot guarantee that we will be able to retain those individuals. The loss of the services of Mr. Fredrickson, Mr. Stevenson, Mr. Grube or other key executive officers could seriously impair our ability to continue to acquire or collect on defaulted consumer receivables and to manage and expand our business. Under one of our credit agreements, if both Mr. Fredrickson and Mr. Stevenson cease to be president and chief financial and administrative officer, respectively, it would constitute a default. We maintain key man life insurance on Mr. Fredrickson.
Our ability to recover and enforce our defaulted consumer receivables may be limited under federal and state laws
     Federal and state laws may limit our ability to recover and enforce our defaulted consumer receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit issuers may preclude us from collecting on defaulted consumer receivables we purchase if the credit issuer previously failed to comply with applicable laws in generating or servicing those receivables. Collection laws and regulations also directly apply to our business. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on consumer credit receivables. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on our defaulted consumer receivables and may harm our business. In addition, federal and state governmental bodies are considering, and may consider in the future, other legislative proposals that would regulate the collection of our defaulted consumer receivables. Additionally, the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 (the “Bankruptcy Act”) is expected to temporarily disrupt our historical bankruptcy collection curves, making it more difficult to accurately price bankrupt accounts created after October 17, 2005, the effective date of the Bankruptcy Act. Further, new tax law changes such as Internal Revenue Code Section 6050P (requiring 1099-C returns to be filed on discharge of indebtedness in excess of $600.00) could negatively impact our ability to collect or cause us to incur additional expenses. Although we cannot predict if or how any future legislation would impact our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on our defaulted consumer receivables, which could reduce our profitability and harm our business.
Our ability to recover on portfolios of bankrupt consumer receivables may be impacted by changes in federal laws or the change in administrative practices of the various bankruptcy courts
     We recover on consumer receivables that have filed for bankruptcy protection under available U.S. bankruptcy legislation. We recover on consumer receivables that have filed for bankruptcy protection after we acquired them, and we also purchase accounts that are currently in bankruptcy proceedings. The Bankruptcy Act may affect the process in which the various bankruptcy courts administer bankruptcy plans as well as our ability to recover on bankrupt consumer receivables.
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
We may be required to incur impairment charges as a result of the application of American Institute of Certified Public Accountants Statement of Position 03-3
     In October 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” The SOP provides guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004 and amends Practice Bulletin 6 which remains in effect for loans acquired prior to the SOP effective date. The SOP limits the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. The SOP requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, effective January 1, 2005, the carrying value of a portfolio will be written down to maintain the then-current IRR. The SOP also amends Practice Bulletin 6 in a similar manner and applies to all loans acquired prior to January 1, 2005. Increases in expected future cash flows can be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increased yield then becomes the new benchmark for impairment testing. The SOP provides that previously issued annual financial statements would not need to be restated. Historically, as we have applied the guidance of Practice Bulletin 6, we have moved yields upward and downward as appropriate under that guidance. However, since the new SOP guidance does not permit yields to be lowered, under either the revised Practice Bulletin 6 or SOP 03-3, it will increase the probability of us having to incur impairment charges in the future, which could reduce our profitability in a given period and could negatively impact our stock price.
We incur increased costs as a result of enacted and proposed changes in laws and regulations
     Enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and by the NASDAQ Stock Market, have resulted in increased costs to us as we implement their requirements. These rules have made it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we have been forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we will incur or the timing of such costs.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties.
     Our principal executive offices and primary operations facility are located in approximately 65,000 square feet of leased space in two adjacent buildings in Norfolk, Virginia. We own a two-acre parcel of land across from our headquarters which we developed into a parking lot for use by our employees. In addition, we own a recently expanded approximately 20,000 square foot facility in Hutchinson, Kansas, and contiguous parcels of land which are used primarily for employee parking. The Hutchinson site can currently accommodate approximately 160 employees. In conjunction with the expansion, we acquired an additional 4,000 square foot building and 35,000 square feet of adjacent land in order to secure parking for the expanded facility. We also lease a facility located in approximately 21,000 square feet of space in Hampton, Virginia which can accommodate approximately 285 employees.
     In January 2005, we signed a new lease for a 13,500 square foot call center in Las Vegas, Nevada and moved from the existing 5,000 square foot facility into the new facility in the second quarter of 2005.
     In connection with the purchase of Alatax, Inc. and the commencement of our RDS business, we assumed existing leases for 5,600 square feet of office space in Birmingham, Alabama and approximately 400 square feet of space in Montgomery, Alabama.

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

	High	Low
2004
Quarter ended March 31, 2004	$28.63	$23.89
Quarter ended June 30, 2004	$29.53	$24.06
Quarter ended September 30, 2004	$30.05	$25.16
Quarter ended December 31, 2004	$41.80	$29.10
2005
Quarter ended March 31, 2005	$41.85	$33.66
Quarter ended June 30, 2005	$42.15	$32.33
Quarter ended September 30, 2005	$44.30	$39.33
Quarter ended December 31, 2005	$48.03	$35.45
     As of February 14, 2006, there were 24 holders of record of the Common Stock. Based on information provided by our transfer agent and registrar, we believe that there are 18,996 beneficial owners of the Common Stock.

Equity Incentives
     The table below provides information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2005:

		Number of Securities to be Issued		Number of Securities
	Number of Securities	Upon Exercise of Outstanding	Weighted-average	Remaining Available for
	Authorized for	Options, Warrants, and Rights or	Exercise Price of	Future Issuance Under
	Issuance Under the	Upon Vesting of Nonvested Shares	Outstanding Options,	Equity Compensation
Plan Category	Plan	Under the Plan	Warrants and Rights (1)	Plans (2)
Equity Compensation plans approved by security holders	2,000,000	643,596	$11.88	1,095,320
Equity Compensation plans not approved by security holders	None	None	N/A	None

Total	2,000,000	643,596	$11.88	1,095,320

(1)	Includes grants of nonvested shares, for which there is no exercise price, but with respect to which shares are awarded without cost when the restrictions have been realized. Excluding the impact of the nonvested shares, the weighted average exercise price of outstanding options, warrants and rights is $15.04.

(2)	Excludes 261,084 exercised options and vested shares, which are not available for re-issuance.
Dividend Policy
     Our board of directors sets our dividend policy. We do not currently pay dividends on the Common Stock; however, our board of directors may determine in the future to declare or pay cash dividends on the Common Stock. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may consider relevant.

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the audited financial statements.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2005	2004	2003	2002	2001
INCOME STATEMENT DATA:
Revenue:
Income recognized on finance receivables	$134,674	$106,254	$81,796	$53,803	$31,221
Commissions	13,851	7,142	3,131	1,944	214
Net gain on cash sales of defaulted consumer receivables	—	—	—	100	901

Total revenue	148,525	113,396	84,927	55,847	32,336

Operating expenses:
Compensation and employee services	44,332	36,620	28,987	21,701	15,644
Outside legal and other fees and services	29,965	21,408	14,147	8,093	3,627
Communications	4,424	3,638	2,772	1,915	1,645
Rent and occupancy	2,101	1,745	1,189	799	712
Other operating expenses	3,424	2,712	1,932	1,436	1,265
Depreciation and amortization	4,679	2,383	1,445	940	677

Total operating expenses	88,925	68,506	50,472	34,884	23,570

Income from operations	59,600	44,890	34,455	20,963	8,766
Loss on extinguishment of debt	—	—	—	—	(424)
Net interest income/(expenses)	331	(51)	(542)	(2,425)	(2,716)

Income before income taxes	59,931	44,839	33,913	18,538	5,626
Provision for income taxes	23,159	17,388	13,199	1,473	—

Net income (1)	$36,772	$27,451	$20,714	17,065	5,626

Pro forma income taxes (2)				5,694	2,100

Pro forma net income (2)				$11,371	$3,526

Net income per share
Basic	$2.35	$1.79	$1.42
Diluted	$2.28	$1.73	$1.32
Pro forma net income per share (3)
Basic				$1.08	$0.35
Diluted				$0.94	$0.31
Weighted average shares (3)
Basic	15,642	15,357	14,546	10,529	10,000
Diluted	16,149	15,853	15,712	12,066	11,458
OPERATING AND OTHER FINANCIAL DATA:
Cash collections and commissions (4)	$205,226	$160,546	$120,183	$81,198	$53,362
Operating expenses to cash collections and commissions	43%	43%	42%	43%	44%
Acquisitions of finance receivables, at cost (5)	$149,645	$61,165	$61,815	$42,382	$33,381
Acquisitions of finance receivables, at face value	$5,307,918	$3,340,434	$2,229,682	$1,966,296	$1,592,353
Employees at period end:
Total employees	1,110	948	798	581	501
Ratio of collection personnel to total employees (6)	88%	89%	90%	88%	90%

(1)	At the time of our initial public offering, which commenced on November 8, 2002, we changed our legal structure from a limited liability company to a corporation. As a limited liability company we were not subject to Federal or state corporate income taxes. Therefore, net income does not give effect to taxes for all periods prior to our initial public offering.

(2)	For comparison purposes, for periods prior to 2003 we have presented pro forma net income, which reflects income taxes assuming we had been a corporation since the time of our formation and assuming tax rates equal to the rates that would have been in effect had we been required to report tax expenses in such years. We believe that pro forma net income for periods prior to 2003 may be compared to net income for periods subsequent to 2002.

(3)	For periods prior to 2003, pro forma net income per share assumes the Company had reorganized as a corporation since the beginning of the period presented.

(4)	Includes both cash collected on finance receivables and commission fees received during the relevant period.

(5)	Represents cash paid for finance receivables. It does not include certain capitalized costs or purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(6)	Includes all collectors and all first-line collection supervisors at December 31.
Below is listed some key balance sheet data for the periods presented:

	As of December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
BALANCE SHEET DATA:
Cash and cash equivalents	$15,985	$24,513	$24,912	$11,989	$4,780
Investments	—	23,950	—	5,950	—
Finance receivables, net	193,645	105,189	92,569	65,526	47,987
Total assets	247,772	175,176	126,394	88,288	57,108
Long-term debt	1,152	1,924	1,657	966	568
Total debt, including obligations under capital lease and revolving lines of credit	16,535	2,501	2,208	1,465	26,771
Total stockholders’ equity	195,322	151,389	119,148	80,608	27,752
Below is listed the quarterly income statements for the years ended December 31, 2005 and 2004:

	For the Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(Dollars in thousands, except per share data)	2005	2005	2005	2005	2004	2004	2004	2004

INCOME STATEMENT DATA:
Revenue:
Income recognized on finance receivables	$34,614	$33,987	$33,823	$32,249	$28,387	$27,070	$26,890	$23,908
Commissions	4,712	3,518	2,093	3,529	3,315	1,216	1,254	1,357

Total revenue	39,326	37,505	35,916	35,778	31,702	28,286	28,144	25,265

Operating expenses:
Compensation and employee services	11,841	11,216	10,415	10,861	9,717	9,155	9,211	8,537
Outside legal and other fees and services	7,811	7,417	7,575	7,162	6,369	5,348	5,450	4,241
Communications	1,211	1,116	1,040	1,058	980	840	811	1,008
Rent and occupancy	558	555	512	476	448	434	433	429
Other operating expenses	1,108	834	729	753	684	649	689	691
Depreciation and amortization	1,410	1,288	1,039	940	985	488	463	448

Total operating expenses	23,939	22,426	21,310	21,250	19,183	16,914	17,057	15,354

Income from operations	15,387	15,079	14,606	14,528	12,519	11,372	11,087	9,911
Net interest income (expense)	41	129	129	32	50	8	(43)	(65)

Income before income taxes	15,428	15,208	14,735	14,560	12,569	11,380	11,044	9,846
Provision for income taxes	5,980	5,866	5,673	5,640	4,854	4,405	4,294	3,835

Net income	$9,448	$9,342	$9,062	$8,920	$7,715	$6,975	$6,750	$6,011

Net income per share
Basic	$0.60	$0.60	$0.58	$0.57	$0.50	$0.45	$0.44	$0.39
Diluted	$0.58	$0.58	$0.56	$0.55	$0.48	$0.44	$0.43	$0.38
Weighted average shares
Basic	15,745	15,692	15,599	15,532	15,462	15,342	15,322	15,304
Diluted	16,196	16,173	16,074	16,152	16,030	15,832	15,776	15,774

Below is listed the quarterly balance sheet for the years ended December 31, 2005 and 2004:

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(Dollars in thousands)	2005	2005	2005	2005	2004	2004	2004	2004

BALANCE SHEET DATA:
Assets
Cash and cash equivalents	$15,985	$67,398	$68,515	$61,093	$24,513	$35,815	$27,402	$29,691
Investments	—	—	—	—	23,950	20,950	14,950	—
Finance receivables, net	193,645	117,246	114,838	107,344	105,189	95,312	96,270	95,628
Property and equipment, net	7,186	7,432	6,755	6,057	5,752	6,033	6,022	5,878
Income tax receivable	—	—	—	—	—	—	147	357
Goodwill	18,287	18,288	6,397	6,397	6,397	—	—	—
Intangible assets, net	9,023	9,777	5,429	5,874	6,319	—	—	—
Other assets	3,646	1,688	1,689	2,717	3,056	827	1,333	1,476

Total assets	$247,772	$221,829	$203,623	$189,482	$175,176	$158,937	$146,124	$133,030

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$2,333	$2,738	$313	$1,754	$1,414	$1,176	$1,049	$656
Accrued expenses	2,239	1,964	1,837	1,703	1,563	1,213	557	392
Income taxes payable	3,055	3,486	6,940	2,766	182	148	—	—
Accrued payroll and bonuses	5,943	5,535	4,865	3,128	4,476	3,916	3,404	1,697
Deferred tax liability	22,346	21,865	15,408	15,676	13,651	9,719	5,631	1,676
Revolving lines of credit	15,000	—	—	—	—	—	—	—
Long-term debt	1,152	1,269	1,669	1,797	1,924	2,050	2,174	2,296
Obligations under capital lease	382	428	477	526	576	627	679	755

Total liabilities	52,450	37,285	31,509	27,350	23,786	18,849	13,494	7,472

Stockholders’ equity
Common stock	158	157	156	156	155	154	153	153
Additional paid in capital	108,063	106,735	103,648	102,728	100,906	97,321	96,839	96,517
Retained earnings	87,101	77,652	68,310	59,248	50,329	42,613	35,638	28,888

Total stockholders’ equity	195,322	184,544	172,114	162,132	151,390	140,088	132,630	125,558

Total liabilities and stockholders’ equity	$247,772	$221,829	$203,623	$189,482	$175,176	$158,937	$146,124	$133,030

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
     The following table sets forth certain operating data in dollars and as a percentage of total revenue for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003

Revenue:
Income recognized on finance receivables	$134,674,344	90.7%	$106,254,441	93.7%	$81,796,209	96.3%
Commissions	13,850,805	9.3	7,141,796	6.3	3,131,054	3.7

Total revenue	148,525,149	100.0	113,396,237	100.0	84,927,263	100.0
Operating expenses:
Compensation and employee services	44,332,298	29.8	36,620,054	32.3	28,986,795	34.1
Outside legal and other fees and services	29,964,999	20.2	21,407,570	18.9	14,147,394	16.7
Communications	4,424,080	3.0	3,638,144	3.2	2,772,110	3.3
Rent and occupancy	2,100,914	1.4	1,744,885	1.5	1,189,379	1.4
Other operating expenses	3,423,791	2.3	2,712,463	2.4	1,932,055	2.3
Depreciation and amortization	4,678,598	3.2	2,382,896	2.1	1,444,825	1.7

Total operating expenses	88,924,680	59.9	68,506,012	60.4	50,472,558	59.4

Income from operations	59,600,469	40.1	44,890,225	39.6	34,454,705	40.6
Interest income	611,490	0.4	222,718	0.2	60,173	0.1
Interest expense	(280,503)	(0.2)	(273,355)	(0.2)	(602,072)	(0.7)

Income before income taxes	59,931,456	40.4	44,839,588	39.5	33,912,806	39.9
Provision for income taxes	23,159,461	15.6	17,388,148	15.3	13,199,303	15.5

Net income	$36,771,995	24.8%	$27,451,440	24.2%	$20,713,503	24.4%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Revenue
     Total revenue was $148.5 million for the year ended December 31, 2005, an increase of $35.1 million or 31.0% compared to total revenue of $113.4 million for the year ended December 31, 2004.
Income Recognized on Finance Receivables
     Income recognized on finance receivables was $134.7 million for the year ended December 31, 2005, an increase of $28.4 million or 26.7% compared to income recognized on finance receivables of $106.3 million for the year ended December 31, 2004. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $191.4 million from $153.4 million, an increase of 24.8%. Our amortization rate on owned portfolios for the year ended December 31, 2005 was 29.6% while for the year ended December 31, 2004 it was 30.7%. During the year ended December 31, 2005, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $5.3 billion at an original purchase price of $149.6 million, of which more than 60% was purchased in the fourth quarter. During the year ended December 31, 2004, we acquired defaulted consumer receivable portfolios with an aggregate face value of $3.3 billion at an original purchase price of $61.2 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price, we intend to target a similar internal rate of return (after direct expenses) in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables is shown net of valuation allowances recognized under SOP 03-3, which requires that a valuation allowance be taken for decreases in expected cash flows. For the year ended December 31, 2005 we booked an allowance charge of $200,000. For the year ended December 31, 2004 we accounted for defaulted consumer receivables under Practice Bulletin 6, which allowed lowering of yields for decreases in expected cash flows, and therefore no valuation allowances were recognized.

Commissions
     Commissions were $13.9 million for the year ended December 31, 2005, an increase of $6.8 million or 95.8% compared to commissions of $7.1 million for the year ended December 31, 2004. Commissions increased as a result of the additions of our IGS fee-for-service business in the fourth quarter of 2004 and our RDS government processing and collection business in the third quarter of 2005, as well as a slight increase in revenue generated by our Anchor contingent fee business compared to the prior year period.
Operating Expenses
     Total operating expenses were $88.9 million for the year ended December 31, 2005, an increase of $20.4 million or 29.8% compared to total operating expenses of $68.5 million for the year ended December 31, 2004. Total operating expenses, including compensation expenses, were 43.3% of cash receipts excluding sales for the year ended December 31, 2005 compared with 42.7% for the same period in 2004.
Compensation and Employee Services
     Compensation and employee services expenses were $44.3 million for the year ended December 31, 2005, an increase of $7.7 million or 21.0% compared to compensation and employee services expenses of $36.6 million for the year ended December 31, 2004. Compensation and employee services expenses increased as total employees grew from 948 at December 31, 2004 to 1,110 at December 31, 2005. Additionally, existing employees received normal salary increases. Compensation and employee services expenses as a percentage of cash receipts excluding sales decreased to 21.6% for the year ended December 31, 2005 from 22.8% of cash receipts excluding sales for the same period in 2004.
Outside Legal and Other Fees and Services
     Outside legal and other fees and services expenses were $30.0 million for the year ended December 31, 2005, an increase of $8.6 million or 40.2% compared to outside legal and other fees and services expenses of $21.4 million for the year ended December 31, 2004. The increase was attributable to the increased cash collections resulting from the increased number of accounts placed with independent contingent fee attorneys. This increase is consistent with the growth we experienced in our portfolio of defaulted consumer receivables and a portfolio management strategy implemented in mid-2002. This strategy resulted in us referring to the legal suit process more unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections represented 33.1% of total cash collections for the year ended December 31, 2005, up from 30.2% for the year ended December 31, 2004. Total legal expenses for the year ended December 31, 2005 were 35.1% of legal cash collections compared to 34.5% for the year ended December 31, 2004.
Communications
     Communications expenses were $4.4 million for the year ended December 31, 2005, an increase of $786,000 or 21.8% compared to communications expenses of $3.6 million for the year ended December 31, 2004. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 94.9% or $746,000 of this increase, while the remaining 5.1% or $40,000 was attributable to higher phone charges.
Rent and Occupancy
     Rent and occupancy expenses were $2.1 million for the year ended December 31, 2005, an increase of $356,000 or 20.9% compared to rent and occupancy expenses of $1.7 million for the year ended December 31, 2004. The increases were mainly attributable to rent escalations at our Norfolk, Virginia location, the commencement of our RDS business, the opening of our new IGS location which opened in April 2005 and higher utility and other occupancy charges generally. Of the $356,000 increase in 2005, the new IGS space accounted for $188,000 of the increase, the Norfolk rent escalations accounted for $81,000 of the increase, the new RDS location accounted for $33,000 and utility and other occupancy charges accounted for $72,000 of the increase. This was offset by a decrease of $18,000 related to the Virginia Beach, Virginia administrative space that was vacated in January 2004 and other storage spaces.
Other Operating Expenses
     Other operating expenses were $3.4 million for the year ended December 31, 2005, an increase of $712,000 or 26.3% compared to other operating expenses of $2.7 million for the year ended December 31, 2004. The increase was due to increases in taxes, fees and, licenses, travel and meals, advertising and marketing, repairs and maintenance, insurance expenses and other miscellaneous expenses. Taxes, fees and, licenses increased by $184,000, travel and meals increased by $179,000, advertising and marketing increased by $111,000, repairs and maintenance expenses increased by $42,000, insurance expenses increased by $58,000 and other expense items increased by $138,000.
Depreciation and Amortization
     Depreciation and amortization expenses were $4.7 million for the year ended December 31, 2005, an increase of $2.3 million or 95.8% compared to depreciation and amortization expenses of $2.4 million for the year ended December 31, 2004. The increase was attributable to the depreciation and amortization of the acquired assets of IGS and RDS and the continued capital expenditures on equipment, software and computers related to our growth and systems upgrades. The amortization of the IGS and RDS intangible assets accounted for $1.8 million of the increase while the remaining increase of $0.5 million resulted from continued capital expenditures on equipment, software and computers.
Interest Income
     Interest income was $611,000 for the year ended December 31, 2005, an increase of $388,000 or 174.0% compared to interest income of $223,000 for the year ended December 31, 2004. This increase is the result of the investment of larger balances in higher yielding auction rate certificates and tax exempt money market accounts in 2005 than in 2004.
Interest Expense
     Interest expense was $281,000 for the year ended December 31, 2005, an increase of $8,000 or 2.9% compared to interest expense of $273,000 for the year ended December 31, 2004. The increase is due to a higher unused line fee under the new revolving credit arrangement offset by a decrease due to lower balances on our long-term debt and obligations under capital leases.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Revenue
     Total revenue was $113.4 million for the year ended December 31, 2004, an increase of $28.5 million or 33.6% compared to total revenue of $84.9 million for the year ended December 31, 2003.
Income Recognized on Finance Receivables
     Income recognized on finance receivables was $106.3 million for the year ended December 31, 2004, an increase of $24.5 million or 30.0% compared to income recognized on finance receivables of $81.8 million for the year ended December 31, 2003. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $153.4 million from $117.1 million, an increase of 31.0%. Our amortization rate on owned portfolios for the year ended December 31, 2004 was 30.7% while for the year ended December 31, 2003 it was 30.1%. During the year ended December 31, 2004, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $3.3 billion at an original purchase price of $61.2 million. During the year ended December 31, 2003, we acquired defaulted consumer receivable portfolios with an aggregate face value of $2.2 billion at an original purchase price of $61.8 million. Our relative cost of acquiring defaulted consumer receivable portfolios decreased to 1.83% of face value for the year ended December

31, 2004 from 2.77% of face value for the year ended December 31, 2003. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. During the year ended December 31, 2004, we bought a higher concentration of older, lower priced portfolios, which resulted in a lower purchase price when compared to the year ended December 31, 2003. However, regardless of the average purchase price, we intend to target a similar internal rate of return (after direct expenses) in pricing its portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
Commissions
     Commissions were $7.1 million for the year ended December 31, 2004, an increase of $4.0 million or 129.0% compared to commissions of $3.1 million for the year ended December 31, 2003. Included in commissions are fees earned by our Anchor contingent fee subsidiary and fees earned by our IGS fee-for-service business after its addition in the fourth quarter of 2004. The increase from Anchor is related to a growing inventory of accounts.
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

Supplemental Performance Data
Owned Portfolio Performance:
     The following tables show certain data related to our owned portfolio. These tables describe the purchase price, cash collections and related multiples. Further, these tables disclose our entire portfolio, the portfolio of purchased bankrupt accounts only and our entire portfolio less the impact of our purchased bankrupt accounts. The accounts represented in the purchased bankruptcy tables are those accounts that were bankrupt at the time of purchase. This contrasts with accounts that file bankruptcy after we purchase them.
     ($ in thousands)
Entire Portfolio

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price (1)	December 31, 2005 (2)	at December 31, 2005 (3)	Sales	Collections (4)	Collections (5)	Purchase Price (6)
1996	$3,080	$0	0%	$9,475	$83	$9,558	310%
1997	$7,685	$0	0%	$23,294	$323	$23,617	307%
1998	$11,089	$0	0%	$32,933	$757	$33,690	304%
1999	$18,898	$66	0%	$57,890	$2,236	$60,126	318%
2000	$25,015	$0	0%	$87,982	$6,142	$94,124	376%
2001	$33,468	$1,718	5%	$124,728	$22,753	$147,481	441%
2002	$42,279	$5,794	14%	$119,581	$32,654	$152,235	360%
2003	$61,475	$17,232	28%	$126,654	$64,391	$191,045	311%
2004	$59,887	$29,637	49%	$64,500	$82,939	$147,439	246%
2005	$146,691	$139,198	95%	$18,968	$280,646	$299,614	204%
Purchased Bankruptcy only Portfolio

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price (1)	December 31, 2005 (2)	at December 31, 2005 (3)	Sales	Collections (4)	Collections (5)	Purchase Price (6)
1996	$0	$0	0%	$0	$0	$0	0%
1997	$0	$0	0%	$0	$0	$0	0%
1998	$0	$0	0%	$0	$0	$0	0%
1999	$0	$0	0%	$0	$0	$0	0%
2000	$0	$0	0%	$0	$0	$0	0%
2001	$0	$0	0%	$0	$0	$0	0%
2002	$0	$0	0%	$0	$0	$0	0%
2003	$0	$0	0%	$0	$0	$0	0%
2004	$7,499	$4,239	57%	$5,297	$9,260	$14,557	194%
2005	$30,544	$27,820	91%	$3,777	$39,453	$43,230	142%
Entire Portfolio less Purchased Bankruptcy Portfolio

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price (1)	December 31, 2005 (2)	at December 31, 2005 (3)	Sales	Collections (4)	Collections (5)	Purchase Price (6)
1996	$3,080	$0	0%	$9,475	$83	$9,558	310%
1997	$7,685	$0	0%	$23,294	$323	$23,617	307%
1998	$11,089	$0	0%	$32,933	$757	$33,690	304%
1999	$18,898	$66	0%	$57,890	$2,236	$60,126	318%
2000	$25,015	$0	0%	$87,982	$6,142	$94,124	376%
2001	$33,468	$1,718	5%	$124,728	$22,753	$147,481	441%
2002	$42,279	$5,794	14%	$119,581	$32,654	$152,235	360%
2003	$61,475	$17,232	28%	$126,654	$64,391	$191,045	311%
2004	$52,388	$25,398	48%	$59,203	$73,679	$132,882	254%
2005	$116,147	$111,378	96%	$15,191	$241,193	$256,384	221%

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
     We utilize a long-term approach to collecting our owned portfolios of receivables. This approach has historically caused us to realize significant cash collections and revenues from purchased portfolios of finance receivables years after they are originally acquired. As a result, we have in the past been able to temporarily reduce our level of current period acquisitions without a corresponding negative current period impact on cash collections and revenue.

     The following tables, which exclude any proceeds from cash sales of finance receivables, demonstrates our ability to realize significant multi-year cash collection streams on our owned portfolios.
Cash Collections By Year, By Year of Purchase — Entire Portfolio
($ in thousands)

Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$9,414
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	$22,803
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	$32,889
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	$57,198
2000	25,015	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	$87,520
2001	33,468	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	$119,238
2002	42,279	—	—	—	—	—	—	15,073	36,258	35,742	32,497	$119,570
2003	61,475	—	—	—	—	—	—	—	24,308	49,706	52,640	$126,654
2004	59,887	—	—	—	—	—	—	—	—	18,019	46,475	$64,494
2005	146,691	—	—	—	—	—	—	—	—	—	18,968	$18,968

Total	$409,567	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$191,376	$658,748

Cash Collections By Year, By Year of Purchase — Purchased Bankruptcy only Portfolio
($ in thousands)

Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	Total

1996	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1997	—	—	—	—	—	—	—	—	—	—	—	$—
1998	—	—	—	—	—	—	—	—	—	—	—	$—
1999	—	—	—	—	—	—	—	—	—	—	—	$—
2000	—	—	—	—	—	—	—	—	—	—	—	$—
2001	—	—	—	—	—	—	—	—	—	—	—	$—
2002	—	—	—	—	—	—	—	—	—	—	—	$—
2003	—	—	—	—	—	—	—	—	—	—	—	$—
2004	7,499	—	—	—	—	—	—	—	—	743	4,554	$5,297
2005	30,544	—	—	—	—	—	—	—	—	—	3,777	$3,777

Total	$38,043	$—	$—	$—	$—	$—	$—	$—	$—	$743	$8,331	$9,074

Cash Collections By Year, By Year of Purchase — Entire Portfolio less Purchased Bankruptcy Portfolio
($ in thousands)

Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$9,414
1997	$7,685	$—	$2,507	$5,215	$4,069	$3,347	$2,630	$1,829	$1,324	$1,022	$860	$22,803
1998	$11,089	$—	$—	$3,776	$6,807	$6,398	$5,152	$3,948	$2,797	$2,200	$1,811	$32,889
1999	$18,898	$—	$—	$—	$5,138	$13,069	$12,090	$9,598	$7,336	$5,615	$4,352	$57,198
2000	$25,015	$—	$—	$—	$—	$6,894	$19,498	$19,478	$16,628	$14,098	$10,924	$87,520
2001	$33,468	$—	$—	$—	$—	$—	$13,048	$28,831	$28,003	$26,717	$22,639	$119,238
2002	$42,279	$—	$—	$—	$—	$—	$—	$15,073	$36,258	$35,742	$32,497	$119,570
2003	$61,475	$—	$—	$—	$—	$—	$—	$—	$24,308	$49,706	$52,640	$126,654
2004	$52,388	$—	$—	$—	$—	$—	$—	$—	$—	$17,276	$41,921	$59,197
2005	$116,147	$—	$—	$—	$—	$—	$—	$—	$—	$—	$15,191	$15,191

Total	$371,524	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$152,661	$183,045	$649,674

     When we acquire a new portfolio of finance receivables, our estimates typically result in a 72-84 month projection of cash collections. The following chart shows our historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase.
Owned Portfolio Personnel Performance:
     We measure the productivity of each collector each month, breaking results into groups of similarly tenured collectors. The following three tables display various productivity measures that we track.
Collector by Tenure

Tenure at:	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05

One year +(1)	151	210	241	298	327
Less than one year (2)	218	223	338	349	364

Total(2)	369	433	579	647	691

(1)	Calculated based on actual employees (collectors) with one year of service or more.

(2)	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE.”
Monthly Cash Collections by Tenure (1)

Average performance	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05

One year + (2)	$15,205	$16,927	$18,158	$17,129	$16,694
Less than one year(3)	7,740	8,689	8,303	9,363	8,491

(1)	Cash collection numbers include only accounts assigned to collectors. Significant cash collections do occur on “unassigned” accounts.

(2)	Calculated using average YTD monthly cash collections of all collectors with one year or more of tenure.

(3)	Calculated using weighted average YTD monthly cash collections of all collectors with less than one year of tenure, including those in training.
Cash Collections per Hour Paid (1)

Average performance	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05

Total cash collections	$77.20	$96.37	$108.27	$117.59	$133.39
Non-legal cash collections	$66.87	$77.72	$80.10	$82.06	$89.25

(1)	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

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
Seasonality
     We depend on the ability to collect on our owned and serviced defaulted consumer receivables. Collections tend to be higher in the first and second quarters of the year and lower in the third and fourth quarters of the year, due to consumer payment patterns in connection with seasonal employment trends, income tax refunds and holiday spending habits. Historically, our growth has partially masked the impact of this seasonality.

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	2005	2004	2003
Balance at beginning of year	$105,188,906	$92,568,557	$65,526,235
Acquisitions of finance receivables, net of buybacks(1)	145,157,090	59,770,354	62,298,316
Cash collections applied to principal on finance receivables(2)	(56,701,326)	(47,150,005)	(35,255,994)

Balance at end of year	$193,644,670	$105,188,906	$92,568,557

Estimated Remaining Collections (“ERC”)(3)	$492,924,998	$308,111,355	$267,666,689

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net of impairment charges.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item, however, it is provided here for informational purposes.
Liquidity and Capital Resources
     Historically, our primary sources of cash have been cash flows from operations, bank borrowings and equity offerings. Cash has been used for acquisitions of finance receivables, corporate acquisitions, repayments of bank borrowings, purchases of property and equipment and working capital to support our growth.
     We believe that funds generated from operations, together with existing cash and available borrowings under our credit agreement will be sufficient to finance our current operations, planned capital expenditure requirements and internal growth at least through the next twelve months. However, we could require additional debt or equity financing if we were to make any other significant acquisitions requiring cash during that period.
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
     Our operating activities provided cash of $57.9 million, $49.3 million and $35.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received. Net income increased to $36.8 million for the year ended December 31, 2005 from $27.5 million for the year ended December 31, 2004 and $20.7 million for the year ended December 31, 2003. In addition, we realized tax benefits derived from stock option and stock warrant exercises of $2.2 million in 2005, $1.1 million in 2004 and $16.4 million in 2003.
     Our investing activities used cash of $83.0 million, $50.8 million and $23.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, net of cash collections applied to the cost of the receivables and purchases of auction rate certificates. In addition, in 2005, we purchased the assets of Alatax, Inc. for $15.0 million in cash including acquisition costs and in 2004, we purchased the assets of IGS Nevada, Inc. for $12.1 million in cash including acquisition costs. Cash provided by investing activities is primarily driven from sales of auction rate certificates.

     Our financing activities provided cash of $16.6 million, $1.1 million and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Cash provided by financing activities was generated primarily from draws on lines of credit and proceeds from long-term debt. In addition, the exercise of stock options and stock warrants generated cash from financing activities of $2.6 million for the year ended December 31, 2005, $1.1 million for the year ended December 31, 2004 and $1.4 million for the year ended December 31, 2003. Cash used by financing activities was primarily driven by payments on long-term debt and capital lease obligations.
     Cash paid for interest expense was approximately $281,000, $273,000 and $281,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The majority of interest expenses were paid on long-term debt and capital lease obligations.
     On November 29, 2005, we entered into a Loan and Security Agreement for a revolving line of credit jointly offered by Bank of America, N. A. and Wachovia Bank, National Association. The agreement is a revolving line of credit in an amount equal to the lesser of $75,000,000 or twenty percent of our estimated remaining collections of all its eligible asset pools. The new line of credit replaces our previous $25,000,000 credit facility with RBC Centura Bank, which was terminated (without having any borrowings under the line in 2005) on November 28, 2005. Borrowings under the new revolving credit facility bear interest at a floating rate equal to the LIBOR Market Index Rate plus 1.75% and expires on November 29, 2008. The loan is collateralized by substantially all of our tangible and intangible assets. The agreement provides for:
•	restrictions on monthly borrowings are limited to 20% of Estimated Remaining Collections;

•	a funded debt to EBITDA ratio of less than 1.0 to 1.0 calculated on a rolling twelve-month average;

•	tangible net worth of at least 100% of prior quarter tangible net worth plus 25% of cumulative positive net income since the end of such fiscal quarter, plus 100% of the net proceeds from any equity offering; and

•	restrictions on change of control.
     This facility had $15 million outstanding at December 31, 2005. As of December 31, 2005 we are in compliance with all of the covenants of this agreement.
     As of December 31, 2005 there are four loans outstanding. On February 9, 2001, we entered into a commercial loan agreement in the amount of $107,000 in order to purchase equipment for our Norfolk, Virginia location. This loan bears interest at a fixed rate of 7.9% and matures on February 1, 2006. On February 20, 2002, one of our subsidiaries entered into an additional arrangement for a $500,000 commercial loan in order to finance construction of a parking lot at our Norfolk, Virginia location. This loan bears interest at a fixed rate of 6.47% and matures on September 1, 2007. On May 1, 2003, we entered into a commercial loan agreement in the amount of $975,000 to finance equipment purchases for our Hampton, Virginia location. This loan bears interest at a fixed rate of 4.25% and matures on May 1, 2008. On January 9, 2004, we entered into a commercial loan agreement in the amount of $750,000 to finance equipment purchases at our newly leased Norfolk facility. This loan bears interest at a fixed rate of 4.45% and matures on January 1, 2009. The loans are collateralized by the related asset and require us to maintain net worth greater than $20 million and a cash flow coverage ratio of at least 1.5 to 1.0 calculated on a rolling twelve-month average.

Contractual Obligations
     The following summarizes our contractual obligations that exist as of December 31, 2005:

	Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$12,655,439	$1,770,654	$3,599,871	$3,373,931	$3,910,983
Long-Term Debt	1,224,044	506,757	703,312	13,975	—
Capital Lease Obligations	410,090	155,904	248,488	5,698	—
Purchase Commitments (1)	5,514,903	5,182,047	265,356	67,500	—
Employment Agreements	13,283,325	4,465,550	8,817,775	—	—

Total	$33,087,801	$12,080,912	$13,634,802	$3,461,104	$3,910,983

(1) Of this amount, $2,000,000 represents the potential payout we may incur as additional purchase price in the years 1-3 column in association with the acquisition of the assets of IGS Nevada, Inc. The earn out provisions are defined in the asset purchase agreement.
Off Balance Sheet Arrangements
          We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934.
Recent Accounting Pronouncements
     In October 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” The SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004 and amends Practice Bulletin 6 which remains in effect for loans acquired prior to the SOP effective date. The SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. The SOP would require that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP would initially freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, effective January 1, 2005, the carrying value of a portfolio would be written down to maintain the then-current IRR. The SOP also amends Practice Bulletin 6 in a similar manner and applies to all loans acquired prior to January 1, 2005. Increases in expected future cash flows can be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increased yield then becomes the new benchmark for impairment testing. The SOP provides that previously issued annual financial statements would not need to be restated. Historically, as we have applied the guidance of Practice Bulletin 6, we have moved yields upward and downward as appropriate under that guidance. However, since the new SOP guidance does not permit yields to be lowered, under either the revised Practice Bulletin 6 or SOP 03-3, it will increase the probability of us having to incur impairment charges in the future.
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB statement No. 123(R), “Share-Based Payment,” (“FAS 123R”). FAS 123R revises FASB statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.” FAS 123R applies to all stock-based compensation transactions in which a company acquires services by (1) issuing its stock or other equity instruments, except through arrangements resulting from employee stock-ownership plans (ESOPs) or (2) incurring liabilities that are based on the company’s stock price. FAS 123R is effective for fiscal years that begin after June 15, 2005; however, early adoption is encouraged. We believe that all of our existing stock-based awards are equity instruments. We previously adopted FAS 123 on January 1, 2002 and have been expensing equity based compensation since that time. We believe the adoption of FAS 123R will have no material impact on our financial statements.
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
     Prior to January 1, 2005, we accounted for our investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, we adopted and began to account for our investment in finance receivables using the interest method under the guidance of AICPA SOP 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-3 is effective. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. Pools purchased during a given quarter are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received, the carrying value of a pool would be written down to maintain the then current IRR. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, we use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above.
     We establish valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At December 31, 2005, we recorded a $200,000 allowance charge on our finance receivables. Prior to January 1, 2005, in the event that estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.
     We utilize the provisions of Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) to commission revenue from our contingent fee, skip-tracing and government processing and collection subsidiaries. Under our arrangements, we recognize a percentage of the amount collected as our contractual collection fee. EITF 99-19 requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes an assessment of who retains inventory/credit risk, who controls vendor selection, who establishes pricing and who remains the primary obligor on the transaction. Each of these factors was considered to determine the correct method of recognizing revenue from our subsidiaries.
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
     Our government processing and collection business’s primary source of income is derived from servicing taxing authorities in several different ways: processing all of their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings or fee for service transactions. When RDS conducts an audit, there are two components. The first is a charge for the hours incurred on conducting the audit. This charge is for hours worked. This charge is up-charged from the actual costs incurred. The gross billing is a component of Commissions and the expense is included in compensation. The second item is for expenses incurred while conducting the audit. Most jurisdictions will reimburse RDS for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in Commissions and the expense component is included in their appropriate expense category, generally, other operating expenses.
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
     We underwent a SFAS 142 review as of October 1, 2005 and believe that, as of December 31, 2005, there was no impairment of goodwill or other intangible assets. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles, or goodwill.
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
     We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, a valuation allowance would be established and charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
     Our exposure to market risk relates to interest rate risk with our variable rate credit line. As of December 31, 2005, we had $15,000,000 variable rate debt outstanding on our revolving credit lines. We do not have any other variable rate debt outstanding as of December 31, 2005. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.

Item 8. Financial Statements and Supplementary Data.
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	46-47
Consolidated Balance Sheets
As of December 31, 2005 and 2004	48
Consolidated Income Statements
For the years ended December 31, 2005, 2004 and 2003	49
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2005, 2004 and 2003	50
Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003	51
Notes to Consolidated Financial Statements	52-69

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders of
Portfolio Recovery Associates, Inc.:
We have completed integrated audits of Portfolio Recovery Associates, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Portfolio Recovery Associates, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded RDS from its assessment of internal control over financial reporting as of December, 31 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded RDS from our audit of internal control over financial reporting. RDS is a wholly-owned subsidiary whose total assets and total revenues represent approximately 8% and approximately 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 1, 2006

Portfolio Recovery Associates, Inc.
Consolidated Balance Sheets
December 31, 2005 and 2004

	December 31,	December 31,
	2005	2004
Assets

Cash and cash equivalents	$15,984,855	$24,512,575
Investments	—	23,950,000
Finance receivables, net	193,644,670	105,188,906
Property and equipment, net	7,186,418	5,752,489
Goodwill	18,287,511	6,397,138
Intangible assets, net	9,022,666	6,318,838
Other assets	3,646,126	3,056,023

Total assets	$247,772,246	$175,175,969

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$2,332,685	$1,413,726
Accrued expenses	2,239,267	1,563,285
Income taxes payable	3,054,883	182,221
Accrued payroll and bonuses	5,942,618	4,475,919
Deferred tax liability	22,345,995	13,650,722
Revolving lines of credit	15,000,000	—
Long-term debt	1,151,965	1,924,422
Obligations under capital lease	382,658	576,234

Total liabilities	52,450,071	23,786,529

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000,000, issued and outstanding shares — 0	—	—
Common stock, par value $0.01, authorized shares, 30,000,000, issued and outstanding shares — 15,767,443 at December 31, 2005, and 15,498,210 at December 31, 2004	157,674	154,982
Additional paid in capital	108,063,899	100,905,851
Retained earnings	87,100,602	50,328,607

Total stockholders’ equity	195,322,175	151,389,440

Total liabilities and stockholders’ equity	$247,772,246	$175,175,969

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Income Statements
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Revenues:
Income recognized on finance receivables	$134,674,344	$106,254,441	$81,796,209
Commissions	13,850,805	7,141,796	3,131,054

Total revenue	148,525,149	113,396,237	84,927,263

Operating expenses:
Compensation and employee services	44,332,298	36,620,054	28,986,795
Outside legal and other fees and services	29,964,999	21,407,570	14,147,394
Communications	4,424,080	3,638,144	2,772,110
Rent and occupancy	2,100,914	1,744,885	1,189,379
Other operating expenses	3,423,791	2,712,463	1,932,055
Depreciation and amortization	4,678,598	2,382,896	1,444,825

Total operating expenses	88,924,680	68,506,012	50,472,558

Income from operations	59,600,469	44,890,225	34,454,705

Other income and (expense):
Interest income	611,490	222,718	60,173
Interest expense	(280,503)	(273,355)	(602,072)

Income before income taxes	59,931,456	44,839,588	33,912,806

Provision for income taxes	23,159,461	17,388,148	13,199,303

Net income	$36,771,995	$27,451,440	$20,713,503

Net income per common share
Basic	$2.35	$1.79	$1.42
Diluted	$2.28	$1.73	$1.32

Weighted average number of shares outstanding
Basic	15,641,862	15,357,475	14,545,985
Diluted	16,148,703	15,852,916	15,711,956
The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2005, 2004 and 2003

		Additional		Total
	Common	Paid in	Retained	Stockholders’
	Stock	Capital	Earnings	Equity
Balance at December 31, 2002	135,200	78,308,754	2,163,664	80,607,618

Net income	—	—	20,713,503	20,713,503
Exercise of stock options and warrants	17,747	1,377,148	—	1,394,895
Amortization of stock-based compensation	—	422,127	—	422,127
Stock-based compensation income tax benefits	—	16,009,903	—	16,009,903

Balance at December 31, 2003	$152,947	$96,117,932	$22,877,167	$119,148,046

Net income	—	—	27,451,440	27,451,440
Exercise of stock options, warrants and vesting of restricted shares	1,336	1,195,013	—	1,196,349
Issuance of common stock for acquisition	699	1,999,540	—	2,000,239
Amortization of stock-based compensation	—	507,091	—	507,091
Stock-based compensation income tax benefits	—	1,086,275	—	1,086,275

Balance at December 31, 2004	$154,982	$100,905,851	$50,328,607	$151,389,440

Net income	—	—	36,771,995	36,771,995
Exercise of stock options, warrants and vesting of restricted shares	2,355	3,001,532	—	3,003,887
Issuance of common stock for acquisition	337	1,443,426	—	1,443,763
Amortization of stock-based compensation	—	520,845	—	520,845
Stock-based compensation income tax benefits	—	2,192,245	—	2,192,245

Balance at December 31, 2005	$157,674	$108,063,899	$87,100,602	$195,322,175

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Operating activities:
Net income	$36,771,995	$27,451,440	$20,713,503
Adjustments to reconcile net income to cash provided by operating activities:
Increase in equity from vested options	967,281	575,157	422,127
Income tax benefit related to stock option exercise	2,192,245	1,086,275	16,396,867
Depreciation and amortization	4,678,598	2,382,896	1,444,825
Deferred tax expense (benefit), net	8,695,272	15,660,148	(2,296,308)
Changes in operating assets and liabilities:
Other assets	(215,371)	(820,317)	(356,510)
Accounts payable	(92,241)	123,394	(80,072)
Income taxes	2,872,662	534,082	(1,289,092)
Accrued expenses	517,233	1,049,598	(246,524)
Accrued payroll and bonuses	1,466,699	1,242,510	372,073

Net cash provided by operating activities	57,854,373	49,285,183	35,080,889

Cash flows from investing activities:
Purchases of property and equipment	(3,484,415)	(2,090,934)	(2,454,138)
Acquisition of finance receivables, net of buybacks	(145,157,090)	(59,770,354)	(62,298,316)
Collections applied to principal on finance receivables	56,701,326	47,150,005	35,255,994
Purchases of auction rate certificates	(105,725,000)	(23,950,000)	—
Sales of auction rate certificates	129,675,000	—	5,950,000
Acquisitions, net of acquisition costs and cash acquired	(14,983,332)	(12,146,899)	—

Net cash used in investing activities	(82,973,511)	(50,808,182)	(23,546,460)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	2,557,451	1,128,283	1,394,895
Public offering costs	—	—	(386,964)
Draws on lines of credit	15,000,000	—	—
Proceeds from long-term debt	—	750,000	975,000
Payments on long-term debt	(772,457)	(482,550)	(283,610)
Payments on capital lease obligations	(193,576)	(272,000)	(310,639)

Net cash provided by financing activities	16,591,418	1,123,733	1,388,682

Net (decrease)/increase in cash and cash equivalents	(8,527,720)	(399,266)	12,923,111

Cash and cash equivalents, beginning of period	24,512,575	24,911,841	11,988,730

Cash and cash equivalents, end of period	$15,984,855	$24,512,575	$24,911,841

Supplemental disclosure of cash flow information:
Cash paid for interest	$280,503	$273,355	$281,332
Cash paid for income taxes	$9,399,281	$390,000	$389,600

Noncash investing and financing activities:
Capital lease obligations incurred	—	296,910	362,813
Acquisitions — Common stock issued	1,443,763	2,000,239	—
The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
1.Organization and Business:
     Portfolio Recovery Associates, Inc. was formed in August 2002. On November 8, 2002, Portfolio Recovery Associates, Inc. completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of Portfolio Recovery Associates, LLC (“PRA”), which was formed in March 1996, were exchanged on a one to one basis for warrants and shares of a single class of common stock of Portfolio Recovery Associates, Inc. (“PRA Inc”). Another subsidiary, PRA II, was dissolved immediately prior to the IPO. PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) are full-service providers of outsourced receivables management and related services. The Company is engaged in the business of purchasing, managing and collecting portfolios of defaulted consumer receivables as well as offering a broad range of accounts receivable management services. The majority of the Company’s business activities involve the purchase, management and collection of defaulted consumer receivables. These are purchased from sellers of finance receivables and collected by a highly skilled staff whose purpose is to locate and contact customers and arrange payment or resolution of their debts. The Company, through its subsidiary Thomas West Associates, LLC (“TWA”) and its Legal Recovery Department, collect accounts judicially, either by using its own attorneys, or by contracting with independent attorneys throughout the country with whom the Company takes legal action to satisfy consumer debts. The Company also services receivables on behalf of clients on either a commission or transaction-fee basis. Clients include entities in the financial services, auto, retail, utility, health care and government sectors. Services provided to these clients include standard collection services on delinquent accounts, obtaining location information for clients in support of their collection activities (known as skip tracing), and the management of both delinquent and non-delinquent tax receivables for government entities.
     On December 28, 1999, PRA formed a wholly owned subsidiary, PRA Holding I, LLC (“PRA Holding I”), and is the sole initial member. The purpose of PRA Holding I is to enter into leases of office space and hold the Company’s real property in Hutchinson, Kansas (see Note 11), Norfolk, Virginia and other real and personal property.
     On June 1, 2000, PRA formed a wholly owned subsidiary, PRA Receivables Management, LLC (d/b/a Anchor Receivables Management, LLC) (“Anchor”) and was the sole initial member. Anchor is organized as a contingent collection agency and contracts with holders of finance receivables to attempt collection efforts on a contingent basis for a stated period of time. Anchor became fully operational during April 2001. PRA Inc purchased the equity interest in Anchor from PRA immediately after the IPO.
     On October 1, 2004, the Company acquired the assets of IGS Nevada, Inc., a privately held company specializing in asset-location and debt resolution services (the resulting business is referred to herein as “IGS”). The transaction was completed at a price of $14 million, consisting of $12 million in cash and $2 million in PRA Inc common stock. The total purchase price could increase by $2 million, through a contingent cash payment of $2 million in 2007, based upon the performance of the acquired entity during 2006. On September 10, 2004, the Company created a wholly owned subsidiary, PRA Location Services, LLC d/b/a IGS Nevada to operate IGS. IGS Nevada, Inc.’s founder and his top management team signed long-term employment agreements and continue to manage IGS.
     On July 29, 2005, the Company acquired substantially all of the assets and liabilities of Alatax, Inc., a provider of outsourced business revenue administration, audit and debt discovery/recovery services for local governments (the resulting business is referred to herein as “RDS”). The transaction was completed for consideration of $17.5 million, consisting of $16.1 million in cash and 33,684 shares of the Company’s common stock, valued at $1.4 million at the closing in accordance with the calculation set forth in the asset purchase agreement. Alatax Inc.’s two top executives both signed long-term employment agreements and continue to manage the company. Although most of its clients are located in Alabama (where it operates as Alatax), RDS, through PRA Government Services, LLC, a wholly owned subsidiary formed by the Company on June 23, 2005, recently began expanding into surrounding states (where it operates as Revenue Discovery Systems (RDS)). The income statement includes the results of operations of RDS for the period from August 1, 2005 through December 31, 2005.
     PRA Funding, LLC and PRA III were merged into PRA on November 24, 2003.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I, Anchor, TWA, IGS and RDS.
2. Summary of Significant Accounting Policies:
Principles of accounting and consolidation: The consolidated financial statements of the Company are prepared in accordance with accounting standards generally accepted in the United States of America and include the accounts of PRA, PRA Holding I, Anchor, TWA, IGS and RDS. All significant intercompany accounts and transactions have been eliminated.
Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are funds held on the behalf of others arising from the collection of accounts placed with the Company. The balance of the funds held on behalf of others was $656,407 and $4,445 at December 31, 2005 and 2004, respectively. There is an offsetting liability that is included in “Accounts payable” on the balance sheet.
Investments: The Company accounts for its investments under the guidance of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2005 and 2004, the Company had investments totaling $0 and $23,950,000, respectively, which consist of variable rate auction rate certificates classified as available-for-sale securities. These securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these investments. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments and all income generated was recorded as interest income.
Concentrations of Credit Risk: Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and investments. The Company places its cash and cash equivalents and investments with high quality financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. At December 31, 2005 and 2004, the Company had highly liquid investments, with two investment brokerage firms, totalling $0 and $23,950,000, respectively. These investments have ratings of AA or better.
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
however, Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-3 is effective. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At December 31, 2005, the Company had unamortized purchased principal (purchase price) of $1,312,032 in pools accounted for under the cost recovery method.
     The Company establishes valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At December 31, 2005, the Company had a $200,000 allowance charge on its finance receivables. Prior to January 1, 2005, in the event that estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at December 31, 2005, 2004 and 2003 was $1,028,401, $1,098,847 and $1,802,194, respectively. During the years ended December 31, 2005, 2004 and 2003 the Company capitalized $502,556, $708,632 and $1,174,660, respectively, of these direct acquisition fees. During the years ended December 31, 2005, 2004 and 2003 the Company amortized $573,002, $881,330 and $1,039,148, respectively, of these direct acquisition fees. At June 30, 2004 the Company wrote-off $530,649 related to the capitalization of fees paid to third parties for address correction and other customer data associated with the acquisition of portfolios purchased over the past five years. As a result of a review of the Company’s accounting, the Company determined these capitalized acquisition fees should be expensed.
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
Commissions: The Company utilizes the provisions of Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) to commission revenue from its contingent fee, skip-tracing and government processing and collection subsidiaries. EITF 99-19 requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes who retains inventory/credit risk, who controls vendor selection, who establishes pricing and who remains the primary obligor on the transaction. The Company considered each of these factors to determine the correct method of recognizing revenue from its subsidiaries.
     For the Company’s contingent fee collection subsidiary, revenue is recognized at the time customer (debtor) funds are collected. The portfolios are owned by the clients and the collection effort is outsourced to the Company’s subsidiary under a commission fee arrangement. The clients retain control and ownership of the accounts the Company services. These revenues are reported on a net basis and included in the line item “Commissions.”
     The Company’s skip tracing subsidiary utilizes gross reporting under this EITF. They generate revenue by working an account and successfully locating a customer for their client. An “investigative fees” is received for these services. In addition, the Company incurs “agent expenses” where it hires a third-party collector to effectuate repossession. In many cases the Company has an arrangement with its client which allows it to bill the client for these fees. The Company has determined these fees to be gross revenue based on the criteria in EITF 99-19 and they are recorded as such in the line item “Commissions,” primarily because the Company is primarily liable to the third party collector. There is a corresponding expense in “Outside Legal and Other Fees and Services” for these pass-through items.
     The Company’s government processing and collection subsidiary utilizes both gross and net reporting under this EITF. RDS’s primary source of income is derived from servicing taxing authorities in several different ways: processing all of their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings or fee for service transactions and are included in the line item “Commissions.” When RDS conducts an audit, there are two components. The first is a charge for the hours incurred on conducting the audit. This charge is for hours worked and includes a profit margin above our actual cost. The gross billing is a component of “Commissions” and the expense is included in “Compensation and Employee Services.” The second item is for expenses incurred while conducting the audit. Most jurisdictions will reimburse RDS for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in “Commissions” and the expense component is included in their appropriate expense category, generally “Other operating expenses.”
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
Property and equipment: Property and equipment, including improvements that significantly add to the productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed currently. Property and equipment are depreciated over their useful lives using the straight-line method of depreciation. Software and computer equipment are depreciated over three to five years. Furniture and fixtures are depreciated over five years. Equipment is depreciated over five to seven years. Leasehold improvements are depreciated over the lesser of the useful life or the remaining life of the leased property, which ranges from three to ten years. Building improvements are depreciated over ten to thirty-nine years. When property is sold or

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
retired, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in the income statement.
Intangible assets: The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on October 1, 2004. Prior to this date, the Company had no assets in this category. With the acquisition of IGS on October 1, 2004, and RDS on July 29, 2005, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements and goodwill. In accordance with SFAS 142, the Company is amortizing the IGS client relationships over seven years, the RDS customer relationships over ten years and the non-compete agreements over three years for both the IGS and RDS acquisitions. The Company reviews them at least annually for impairment. In addition, goodwill, pursuant to FAS 142, is not amortized but rather reviewed annually for impairment.
Income taxes: The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.
     Effective with the Company’s 2002 tax filings, the Company adopted the cost recovery method of income recognition for tax purposes. The Company believes cost recovery to be an acceptable method for companies in the bad debt purchasing industry and results in the reduction of current taxable income as, for tax purposes, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any income is recognized.
     The Company believes that it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, a valuation allowance would be established and charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s results of operations and financial position.
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
Stock-based compensation: The Company applied the intrinsic value method provided for under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” for all warrants issued to employees prior to January 1, 2002. For warrants and options issued to non-employees, the Company followed the fair value method of accounting as prescribed under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). On January 1, 2002 the Company adopted SFAS 123 on a prospective basis for all warrants and options granted and reported the change in accounting principle using the retroactive restatement method as prescribed in SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”

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
     Significant estimates have been made by management with respect to the collectibility of future cash flows of portfolios. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur within one year. On a quarterly basis, management reviews the estimate of future cash collections, and whether it is reasonably possible that its assessment of collectibility may change based on actual results and other factors.
Estimated fair value of financial instruments: The Company applies the provisions of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to its financial instruments. Its financial instruments consist of cash and cash equivalents, investments, finance receivables, net, revolving lines of credit, long-term debt, and obligations under capital leases. See Note 12 for additional disclosure.
Recent Accounting Pronouncements: On December 16, 2004, FASB issued statement No. 123(R), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R revises FASB statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising SFAS 123, SFAS 123R supersedes APB No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123R applies to all stock-based compensation transactions in which a company acquires services by (1) issuing its stock or other equity instruments, except through arrangements resulting from employee stock-ownership plans (ESOPs) or (2) incurring liabilities that are based on the company’s stock price. SFAS 123R is effective for annual periods that begin after June 15, 2005; however early adoption is encouraged. The Company believes that all of its existing stock-based awards are equity instruments. The Company previously adopted SFAS 123 on January 1, 2002 and has been expensing equity based compensation since that time. Management believes the adoption of SFAS 123R will have no material impact on its financial statements.
3. Finance Receivables:
     As of December 31, 2005 and 2004, the Company had $193,644,670 and $105,188,906, respectively, remaining of finance receivables. Changes in finance receivables at December 31, 2005 and 2004, were as follows:

	2005	2004
Balance at beginning of period	$105,188,906	$92,568,557
Acquisitions of finance receivables, net of buybacks	145,157,090	59,770,354

Cash collections	(191,375,670)	(153,404,446)
Income recognized on finance receivables	134,674,344	106,254,441

Cash collections applied to principal	(56,701,326)	(47,150,005)

Balance at end of period	$193,644,670	$105,188,906

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     At the time of acquisition, the life of each pool is generally estimated to be between 72 and 84 months based on projected amounts and timing of future cash receipts using the proprietary models of the Company. As of December 31, 2005 the Company had $193,644,670 in finance receivables included in the balance sheet. Based upon current projections, cash collections applied to principal will be as follows for the twelve months in the years ending:

December 31, 2006	$44,829,565
December 31, 2007	48,317,858
December 31, 2008	39,034,033
December 31, 2009	30,095,569
December 31, 2010	24,157,994
December 31, 2011	7,205,401
December 31, 2012	4,250

$193,644,670

     Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of December 31, 2005 and 2004. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the years ended December 31, 2005 and 2004 were as follows:

	2005	2004
Balance at beginning of period	$202,922,449	$175,098,132
Income recognized on finance receivables	(134,674,344)	(106,254,441)
Additions	157,081,401	77,296,786
Reclassifications from nonaccretable difference	73,950,822	56,781,972

Balance at end of period	$299,280,328	$202,922,449

     During the year ended December 31, 2005, the Company booked a $200,000 allowance charge on a portfolio that had recently underperformed expectations. The Company previously had not booked any other valuation allowances on its finance receivables. The change in the valuation allowance for the year ended December 31, 2005 is as follows:

Balance at beginning of period	$—
Allowance charge	200,000

Balance at end of period	$200,000

     During the year ended December 31, 2005, the Company purchased $5.3 billion of face value of charged-off consumer receivables. During the year ended December 31, 2004, the Company purchased $3.3 billion of face value of charged-off consumer receivables. At December 31, 2005, the estimated remaining collections on the receivables purchased during 2005 are $280,646,035. At December 31, 2005, the estimated remaining collections on the receivables purchased during 2004 are $82,939,198.
4. Operating Leases:
     The Company rents office space and equipment under operating leases. Rental expense was $1,803,812, $1,520,100, and $1,028,530 for the years ended December 31, 2005, 2004 and 2003, respectively.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     Future minimum lease payments at December 31, 2005, are as follows:

2006	$1,770,654
2007	1,778,810
2008	1,821,061
2009	1,867,784
2010	1,506,147
Thereafter	3,910,983

$12,655,439

5. Acquisition of the Assets of Alatax, Inc.:
     On July 29, 2005, the Company acquired substantially all of the assets and liabilities of Alatax, Inc. for consideration of $17.5 million, consisting of $16.1 million in cash and 33,684 shares of common stock, valued at $1.4 million at the closing in accordance with the calculation set forth in the asset purchase agreement. The assets acquired from Alatax, Inc. consisted of cash, accounts receivable, prepaid expenses, customer relationships, fixed assets, non-competition protection and goodwill. Liabilities assumed consisted of accounts payable and accrued expenses.
     The following is an allocation of the purchase price to the assets acquired and liabilities assumed (based on relative fair values) of Alatax, Inc.:

Purchase price including acquisition costs	$17,825,717
Cash	(1,398,622)
Accounts receivable and prepaid expenses (included in other assets)	(374,732)
Customer relationships	(4,800,000)
Non-compete agreements	(200,000)
Fixed assets	(331,939)
Accounts payable	1,011,200
Accrued expenses	158,749

Goodwill	$11,890,373

     Alatax, Inc., which is based in Birmingham, Alabama, was founded in 1980 and has become a leading provider of outsourced business revenue administration, audit and debt discovery/recovery services for local governments. Alatax, Inc. has a workforce of about 80 employees and contractors. Alatax Inc.’s two top executives both signed long-term employment agreements and continue to manage the company. Although most of its clients are located in Alabama (where it operates as Alatax), the company recently has begun expanding into surrounding states (where it operates as Revenue Discovery Systems or RDS). The income statement includes the results of operations of RDS for the period from August 1, 2005 through December 31, 2005.
6. Intangible Assets:
     With the acquisitions of IGS on October 1, 2004 and RDS on July 29, 2005, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements and goodwill. In accordance with SFAS 142, the Company is amortizing the IGS client relationships over seven years, the RDS customer relationships over ten years and the non-compete agreements over three years for both the IGS and RDS acquisitions with a combined weighted average amortization period of 7.54 years. The Company reviews them at least annually for impairment. Total amortization expense was $2,296,172 and $481,162 for the years ended December 31, 2005 and 2004, respectively.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     Intangible assets consist of the following at December 31, 2005:

Client and customer relationships	$9,800,000
Non-compete agreements	2,000,000
Accumulated amortization	(2,777,334)

Intangible assets, net	$9,022,666

     Amortization expense relating to the non-compete agreements is calculated on a straight-line method (which approximates the pattern of economic benefit concept) for the IGS non-compete agreements and a pattern of economic benefit concept for the Alatax non-compete agreements. Amortization expense relating to the client and customer relationships is calculated using a pattern of economic benefit concept. The pattern of economic benefit concept relies on expected net cash flows from all existing clients. The rate of amortization of the client relationships will fluctuate annually to match these expected cash flows. The future amortization of these intangible assets is as follows as of December 31, 2005:

2006	$2,268,651
2007	1,812,680
2008	1,354,075
2009	1,177,279
2010	963,579
Thereafter	1,446,402

$9,022,666

     In addition, goodwill, pursuant to SFAS 142, is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2005, the Company hired an independent third party to conduct the annual review. Based upon the results of this review, which was conducted as of October 1, 2005, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has happened since the review was performed through December 31, 2005, that would necessitate an impairment charge to goodwill or the other intangible assets.
7. Capital Leases:
          Leased assets included in property and equipment consists of the following:

	2005	2004
Software	$270,008	$270,008
Computer equipment	59,652	60,369
Furniture and fixtures	1,260,287	1,260,287
Equipment	27,249	27,249
Less accumulated depreciation	(1,097,780)	(862,616)

	$519,416	$755,297

     Depreciation expense recognized on capital leases for the years ended December 31, 2005, 2004 and 2003 was $235,164, $255,025, and $210,101, respectively.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
Commitments for minimum annual rental payments for these leases as of December 31, 2005 are as follows:

2006	$155,904
2007	148,539
2008	99,949
2009	5,698

410,090
Less amount representing interest and taxes	27,432

Present value of net minimum lease payments	$382,658

8. 401(k) Retirement Plan:
     Effective October 1, 1998, the Company sponsors a defined contribution plan. Under the plan, all employees over twenty-one years of age are eligible to make voluntary contributions to the Plan up to 100% of their compensation, subject to Internal Revenue Service limitations after completing six months of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee’s salary. Total compensation expense related to these contributions was $603,830, $434,778, and $317,018 for the years ended December 31, 2005, 2004 and 2003, respectively.
9. Revolving Lines of Credit :
     The Company maintained a $25.0 million revolving line of credit pursuant to an agreement entered into with RBC Centura Bank on November 28, 2003 and amended on November 22, 2004. This facility was terminated on November 28, 2005. The credit facility bore interest at a spread of 2.50% over LIBOR and extended through November 28, 2006. The agreement called for:
•	restrictions on monthly borrowings are limited to 20% of estimated remaining collections;

•	a debt coverage ratio of at least 8.0 to 1.0, calculated on a rolling twelve-month average;

•	a debt to tangible net worth ratio of less than 0.40 to 1.00;

•	net income per quarter of at least $1.00, calculated on a consolidated basis; and

•	restrictions on change of control.
This facility had no amounts outstanding during 2005 through the time of its termination.
     On November 29, 2005, the Company entered into a Loan and Security Agreement for a revolving line of credit jointly offered by Bank of America, N. A. and Wachovia Bank, National Association. The agreement is a revolving line of credit in an amount equal to the lesser of $75,000,000 or twenty percent of the Company’s estimated remaining collections of all its eligible asset pools. Borrowings under the new revolving credit facility will bear interest at a floating rate equal to the LIBOR Market Index Rate plus 1.75% and expires on November 29, 2008. The loan is collateralized by substantially all the tangible and intangible assets of the Company. The agreement provides for:
•	restrictions on monthly borrowings are limited to 20% of estimated remaining collections;

•	a funded debt to EBITDA ratio of less than 1.0 to 1.0 calculated on a rolling twelve-month average;

•	tangible net worth of at least 100% of prior quarter tangible net worth plus 25% of cumulative positive net income since the end of such fiscal quarter, plus 100% of the net proceeds from any equity offering; and

•	restrictions on change of control.
This facility had $15 million outstanding at December 31, 2005. As of December 31, 2005 the Company is in compliance with all of the covenants of this agreement.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
10. Property and equipment:
     Property and equipment, at cost, consist of the following as of December 31, 2005 and 2004:

	2005	2004
Software	$3,253,454	$2,550,224
Computer equipment	3,626,353	2,964,333
Furniture and fixtures	2,182,388	1,729,792
Equipment	2,743,966	1,876,081
Leasehold improvements	1,644,566	1,146,489
Building and improvements	1,714,353	1,142,017
Land	150,922	150,922
Less accumulated depreciation	(8,129,584)	(5,807,369)

Property and equipment, net	$7,186,418	$5,752,489

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $2,382,426, $1,901,734 and $1,444,825, respectively.
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
     On February 9, 2001, the Company purchased a generator for its Norfolk location. The generator was financed with a commercial loan for $107,000 with a fixed rate of 7.9%. This commercial loan is collateralized by the generator. Monthly payments on the loan were $2,170 and the loan was paid in full at its maturity date of February 1, 2006.
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
     Annual payments on all loans outstanding as of December 31, 2005 are as follows:

2006	$506,757
2007	463,228
2008	240,083
2009	13,976

1,224,044
Less amount representing interest	(72,079)

Principal due	$1,151,965

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     These five loans are collateralized by property and buildings that have a book value of $1,290,244 and $1,805,636 as of December 31, 2005 and 2004, respectively. The loans require the Company to maintain net worth greater than $20 million and a cash flow coverage ratio of at least 1.5 to 1.0 calculated on a rolling twelve-month average.
12. Estimated Fair Value of Financial Instruments:
     The accompanying financial statements include various estimated fair value information as of December 31, 2005, as required by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.
Cash and cash equivalents: The carrying amount approximates fair value.
Investments: The carrying amount approximates fair value.

Finance receivables, net: The Company records purchased receivables at cost, which represents a significant discount from the contractual receivable balances due. The cost of the receivables is reduced as cash is received based upon the guidance of Practice Bulletin 6 and SOP 03-3. The balance at December 31, 2005 and 2004 was $193,644,670 and $105,188,906, respectively. The Company computed the fair value of these receivables using our proprietary pricing models that the Company utilizes to make portfolio purchase decisions. At December 31, 2005 and 2004, using the aforementioned methodology, we computed the approximate fair value to be $232,000,000 and $148,700,000, respectively.
Revolving lines of credit: The carrying amount approximates fair value.
Long-term debt: The carrying amount approximates fair value.
Obligations under capital lease: The carrying amount approximates fair value.
13. Stock-Based Compensation:
     The Company has a stock warrant plan and a stock option plan. The Amended and Restated Portfolio Recovery 2002 Stock Option Plan and 2004 Restricted Stock Plan (the “Amended Plan”) was approved by the Company’s shareholders at its Annual Meeting of Shareholders on May 12, 2004, enabling the Company to issue to its employees and directors restricted shares of stock, as well as stock options. Also, in connection with the IPO, all existing PRA warrants that were owned by certain individuals and entities were exchanged for an equal number of PRA Inc warrants. Prior to 2002, the Company accounted for stock compensation issued under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.
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
     Total stock-based compensation was $1,190,446, $749,754 and $456,340 for the years ended December 31, 2005, 2004 and 2003, respectively.
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     The following summarizes all warrant related transactions from December 31, 2002 through December 31, 2005:

	Warrants	Weighted Average
	Outstanding	Exercise Price
December 31, 2002	2,185,000	$4.30
Exercised	(2,026,000)	4.17
Cancelled	(51,500)	9.72

December 31, 2003	107,500	4.20
Exercised	(67,500)	4.20

December 31, 2004	40,000	4.20
Exercised	(36,250)	4.20

December 31, 2005	3,750	$4.20

     The following information is as of December 31, 2005:

	Warrants Outstanding			Warrants Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$4.20	3,750	0.3	$4.20	3,750	$4.20

Total at December 31, 2005	3,750	0.3	$4.20	3,750	$4.20

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
     The fair value model utilizes the risk-free interest rate at grant with an expected exercise date sometime in the future generally assuming an exercise date in the first half of 2005. In addition, warrant valuation modelsrequire the input of highly subjective assumptions, including the expected exercise date and risk-free interest rates.
     Stock Options
     The Company created the 2002 Stock Option Plan on November 7, 2002. The plan was amended in 2004 by the Amended Plan to enable the Company to issue restricted shares of stock to its employees and directors. The Amended Plan was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012. All options issued under the Amended Plan vest ratably over five years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. As of December 31, 2005, 895,000 options have been granted under the Amended Plan of which 94,155 have been cancelled and are eligible for

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
regrant.These options are accounted for under SFAS 123 and all expenses for 2005, 2004 and 2003 are included in earnings as a component of compensation and employee services expense.
     The following summarizes all option related transactions from December 31, 2002 through December 31, 2005:

	Options	Weighted Average
	Outstanding	Exercise Price
December 31, 2002	807,850	$13.06
Granted	55,000	27.88
Exercised	(50,915)	13.00
Cancelled	(14,025)	13.00

December 31, 2003	797,910	14.09
Granted	20,000	28.79
Exercised	(63,511)	13.30
Cancelled	(47,940)	13.00

December 31, 2004	706,459	14.65
Exercised	(181,910)	13.22
Cancelled	(20,040)	15.63

December 31, 2005	504,509	$15.12

     All of the stock options were issued to employees of the Company except for 40,000 that were issued to non-employee directors. Non-employee directors were granted 0, 20,000, and 0 stock options during the years ending December 31, 2005, 2004 and 2003, respectively.
     The following information is as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$13.00	426,509	3.9	$13.00	151,049	$13.00
$16.16	9,000	3.9	16.16	5,000	16.16
$27.77 - $29.79	69,000	4.7	28.09	24,000	27.96

Total at December 31, 2005	504,509	4.0	$15.12	180,049	$15.08

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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     The following assumptions were used:

	2004	2003
Options issue year:
Weighted average fair value of options granted	$2.85	$5.84
Expected volatility	13.26% - 13.55%	15.70% - 15.73%
Risk-free interest rate	3.16% - 3.37%	2.92% - 3.19%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	5.00	5.00
     Utilizing these assumptions, each employee stock option granted in 2003 was valued between $5.80 and $6.25. Each non-employee director stock option granted in 2004 is valued between $2.62 and $2.92. No options have been awarded to Messrs. Fredrickson, Stevenson or Grube since the IPO in November 2002.
     Nonvested Shares
     Prior to the approval of the Amended Plan on May 12, 2004, nonvested shares were issued by the Company as an incentive to attract new employees and, effective May 12, 2004, are being issued pursuant to the Amended Plan to directors and existing employees as well. Generally, the terms of the nonvested share awards are similar to those of the stock option awards, wherein the shares are issued at or above market values and typically vest ratably over five years. Nonvested share grants are expensed over their vesting period. No non-vested shares have been awarded to Messrs. Fredrickson, Stevenson or Grube since the IPO in November 2002.
     The following summarizes all nonvested share transactions from December 31, 2002 through December 31, 2005:

		Weighted
	Nonvested	Average
	Shares	Price at
	Outstanding	Grant Date
December 31, 2002	—	$—
Granted	13,045	27.57

December 31, 2003	13,045	27.57
Granted	84,350	26.94
Vested	(2,609)	27.57
Cancelled	(4,900)	26.08

December 31, 2004	89,886	27.06
Granted	74,600	41.92
Vested	(17,389)	27.10
Cancelled	(11,760)	30.40

December 31, 2005	135,337	$34.96

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
14. Earnings per Share:
     Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock warrants, stock options and nonvested stock awards. The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2005 and 2004:

	For the year ended December 31,
		2005			2004
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$36,771,995	15,641,862	$2.35	$27,451,440	15,357,475	$1.79
Dilutive effect of stock warrants, options and restricted stock awards		506,841			495,441

Diluted EPS	$36,771,995	16,148,703	$2.28	$27,451,440	15,852,916	$1.73

As of December 31, 2005 and 2004, there were 0 antidilutive options outstanding.
15. Stockholders’ Equity:
     Shares of common stock outstanding were as follows:

Common Stock
December 31, 2002	13,520,000
Exercise of warrants and options	1,774,676

December 31, 2003	15,294,676
Exercise of warrants, options and vesting of nonvested shares	133,620
Issuance of common stock for acquisition	69,914

December 31, 2004	15,498,210
Exercise of warrants, options and vesting of nonvested shares	235,549
Issuance of common stock for acquisition	33,684

December 31, 2005	15,767,443

16. Income Taxes:
     Prior to November 8, 2002, the Company was organized as a limited liability company, taxed as a partnership, and as such was not subject to federal or state income taxes. Immediately before the IPO, the Company was reorganized as a corporation and became subject to income taxes.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     The income tax expense recognized for the years ended December 31, 2005, 2004 and 2003 is composed of the following:

For the year ended December 31, 2005	Federal	State	Total
Current tax expense	$11,741,714	$2,352,431	$14,094,145
Deferred tax expense	7,817,133	1,248,183	9,065,316

Total income tax expense	$19,558,847	$3,600,614	$23,159,461

For the year ended December 31, 2004	Federal	State	Total
Current tax expense	$638,583	$—	$638,583
Deferred tax expense	14,056,721	2,692,844	16,749,565

Total income tax expense	$14,695,304	$2,692,844	$17,388,148

For the year ended December 31, 2003	Federal	State	Total
Current tax expense	$(116,809)	$(21,303)	$(138,112)
Deferred tax expense	11,279,283	2,058,132	13,337,415

Total income tax expense	$11,162,474	$2,036,829	$13,199,303

     The Company also recognized a net deferred tax liability of $22,345,995 and $13,650,722 as of December 31, 2005 and 2004, respectively. The components of this net liability are:

	2005	2004
Deferred tax assets:
AMT credit	$—	$638,583
Net operating loss — tax	—	8,623,251
Employee compensation	473,746	386,133
Intangible assets and goodwill	473,364	101,611
Other	—	19,101

Total deferred tax asset	947,110	9,768,679

Deferred tax liabilities:
Depreciation expense	370,923	682,840
Prepaid expenses	336,865	313,289
Cost recovery	22,585,317	22,423,272

Total deferred tax liability	23,293,105	23,419,401

Net deferred tax liability	$22,345,995	$13,650,722

     A valuation allowance has not been provided at December 31, 2005 or 2004 since management believes it is more likely than not that the deferred tax assets will be realized. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
inconsistent with management’s expectations could have a material impact on the Company’s results of operations and financial position.
     During 2003, the Company recognized a deferred tax asset relating to its net operating loss for tax purposes. This resulted from the adoption of the cost recovery method of income recognition for tax purposes combined with the recognition of a tax deduction of approximately $16.4 million relating to stock option and warrant exercises, net of public offering related expenses. The Company believes cost recovery to be an acceptable method for companies in the bad debt purchasing industry and results in the reduction of current taxable income as, for tax purposes, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any taxable income is recognized. The timing difference from the adoption of cost recovery resulted in a deferred tax liability at December 31, 2005 and 2004.
     A reconciliation of the Company’s expected tax expense at statutory tax rates to actual tax expense for the years ended December 31, 2005, 2004 and 2003 consists of the following components:

	2005	2004	2003
Federal tax at statutory rates	$20,976,009	$15,693,856	$11,869,482
State tax expense, net of federal benefit	2,340,399	1,750,349	1,323,939
Other	(156,947)	(56,057)	5,882

Total income tax expense	$23,159,461	$17,388,148	$13,199,303

17. Commitments and Contingencies:
     Employment Agreements:
     The Company has employment agreements with all of its executive officers and with several members of its senior management group, the terms of which expire on December 31, 2008. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Estimated future compensation under these agreements is approximately $13,283,325. The agreements also contain confidentiality and non-compete provisions.
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
We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management has determined that, as of December 31, 2005, its internal control over financial reporting was effective based on the criteria set forth in the COSO framework. The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, as stated in their report which is included herein.
The scope of management’s assessment of internal controls over financial reporting did not include our recently acquired subsidiary, RDS, which was excluded from our evaluation. This business represents approximately 8% of total assets and approximately 2% of total revenue of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The following table sets forth certain information as of February 11, 2006 about the Company’s directors and executive officers.

Name	Position	Age
Steven D. Fredrickson	President, Chief Executive Officer and Chairman of the Board	46
Kevin P. Stevenson	Executive Vice President, Chief Financial and Administrative Officer, Treasurer and Assistant Secretary	41
Craig A. Grube	Executive Vice President — Acquisitions	45
Judith S. Scott	Executive Vice President, General Counsel and Secretary	60
William P. Brophey	Director*	68
Penelope W. Kyle	Director	58
David N. Roberts	Director	43
Scott M. Tabakin	Director*	47
James M. Voss	Director*	63

*	Member of the Company’s audit committee (the “Audit Committee”), which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. In the opinion of the Board, Mr. Voss and Mr. Tabakin are independent directors who qualify as “audit committee financial experts,” pursuant to Section 401(h) of Regulations S-K.
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
     Kevin P. Stevenson, Executive Vice President, Chief Financial and Administrative Officer, Treasurer and Assistant Secretary. Prior to co-founding Portfolio Recovery Associates in 1996, Mr. Stevenson served as Controller and Department Manager of Financial Control and Operations Support at HRSC from June 1994 to March 1996, supervising a department of approximately 30 employees. Prior to joining HRSC, he served as Controller of Household Bank’s Regional Processing Center in Worthington, Ohio where he also managed the collections, technology, research and ATM departments. While at Household Bank, Mr. Stevenson participated in eight bank acquisitions and numerous branch acquisitions or divestitures. He is a certified public accountant and received his B.S.B.A. with a major in accounting from the Ohio State University.
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
     Judith S. Scott, Executive Vice President, General Counsel and Secretary. Prior to joining Portfolio Recovery Associates in March 1998, Ms. Scott held senior positions, from 1991 to March 1998, with Old Dominion University as Director of its Virginia Peninsula campus; from 1985 to 1991, as General Counsel of a computer manufacturing firm; as Senior Counsel in the Office of the Governor of Virginia from 1982 to 1985; as Senior Counsel for the Virginia Housing Development Authority from 1976 to 1982, and as Assistant Attorney General for the Commonwealth of Virginia from 1975 to 1976. Ms. Scott received her B.S. in business administration from

Virginia State University, a post baccalaureate degree in economics from Swarthmore College, and a J.D. from the Catholic University School of Law.
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
     Penelope W. Kyle, Director. Mrs. Kyle was elected as a director of Portfolio Recovery Associates in 2005. Mrs. Kyle presently serves as President of Radford University. Prior to her appointment as President of Radford University in June 2005, she had served since 1994 as Director of the Virginia Lottery. Earlier in her career, she worked as an attorney at the law firm McGuire, Woods, Battle and Boothe, in Richmond, Virginia. Mrs. Kyle was later employed at CSX Corporation, where during a 13-year career she became the company’s first female officer and a vice president in the finance department. She earned an MBA at the College of William and Mary and a law degree from the University of Virginia.
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
     Scott M. Tabakin, Director. Mr. Tabakin was appointed a director of Portfolio Recovery Associates in 2004. Currently an independent financial consultant, Mr. Tabakin has more than 20 years of public-company experience. Mr. Tabakin served as Executive Vice President and CFO of AMERIGROUP Corporation, a managed health-care company, through the fall of 2003 and prior to that was Executive Vice President and CFO of Beverly Enterprises, Inc., one of the nation’s largest providers of long-term health care. Earlier in his career, Mr. Tabakin was an executive with the accounting firm of Ernst & Young. He is a certified public accountant and received a B.S. degree in accounting from the University of Illinois.
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

Corporate Code of Ethics
     The Company has adopted a Code of Ethics which is applicable to all directors, officers, and employees and which complies with the definition of a “code of ethics” set out in Section 406(c) of the Sarbanes-Oxley Act of 2002, and the requirement of a “Code of Conduct” prescribed by Section 4350(n) of the Marketplace Rules of the NASDAQ Stock Market, Inc. The Code of Ethics is available to the public, and will be provided by the Company at no charge to any requesting party. Interested parties may obtain a copy of the Code of Ethics by submitting a written request to Investor Relations, Portfolio Recovery Associates, Inc., 120 Corporate Boulevard, Suite 100, Norfolk, Virginia, 23502, or by email at info@portfoliorecovery.com. The Code of Ethics is also posted on the Company ‘s website at www.portfoliorecovery.com.

Item 11. Executive Compensation.
     The information required by Item 11 is incorporated herein by reference to the section labeled “Executive Compensation” in the Company’s definitive Proxy Statement in connection with the Company’s 2006 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters
     The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement in connection with the Company’s 2006 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions.
     The information required by Item 13 is incorporated herein by reference to the section labeled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement in connection with the Company’s 2006 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services.
     The aggregate fees billed or expected to be billed by PricewaterhouseCoopers, LLP for the years ended December 31, 2005 and 2004 are presented in the table below:

	2005		2004
Audit Fees
Annual audit	$410,000		$370,000
Registration statement (1)	—		64,225

	410,000		434,225
Audit Related Fees
Consultation on various accounting matters	—		56,344	(2)

Tax Fees
Advice	9,975	(3)	—

	9,975		—

Other Fees	1,500	(4)	1,500	(4)

Total Accountant Fees	$421,475		$490,569

(1)	The fees related to the registration statement filed on Form S-3 in November 2004 were paid for in full by one of the selling stockholders.

(2)	These include fees associated with our auditor’s review of the treatment of certain accounting matters and purchase accounting relating to the IGS acquisition.

(3)	Tax advice fees relate to work done on cost recovery method research for tax purposes.

(4)	Other fees represent fees paid for an annual subscription to the PricewaterhouseCoopers LLP research tool, Comperio.

The Audit Committee’s charter provides that they will:
•	Approve the fees and other significant compensation to be paid to auditors.

•	Review the non-audit services to determine whether they are permissible under current law.

•	Pre-approve the provision of any permissible non-audit services by the independent auditors and the related fees of the independent auditors therefore.

•	Consider whether the provision of these other services is compatible with maintaining the auditors’ independence.
     All the fees paid to PricewaterhouseCoopers were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial Statements.
     The following financial statements of the Company are included in Item 8 of this Annual Report on Form 10-K:
Page
Report of Independent Registered Public Accounting Firm	46-47
Consolidated Balance Sheets at December 31, 2005 and 2004	48
Consolidated Income Statements for the years ended December 31, 2005, 2004 and 2003	49
Consolidated Statements of Changes in Stockholders’ Equity For the years ended December 31, 2005, 2004 and 2003	50
Consolidated Statements of Cash Flows For the years ended December 31, 2005, 2004 and 2003	51
Notes to Consolidated Financial Statements	52-69
(b)	Exhibits.

2.1	Equity Exchange Agreement between Portfolio Recovery Associates, L.L.C. and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1.)

2.2	Asset Purchase Agreement dated as of October 1, 2004, by and among Portfolio Recovery Associates, Inc, PRA Location Services, LLC, IGS Nevada, Inc., and James Snead (Incorporated by reference to Exhibit 2.1 of the Form 8-K dated October 7, 2004.)

2.3	Asset Purchase Agreement dated as of July 29, 2005, by and among Portfolio Recovery Associates, Inc, PRA Government Services, LLC, Alatax, Inc. and its stockholders (Incorporated by reference to Exhibit 2.1 of the Form 8-K dated August 2, 2005.)

3.1	Amended and Restated Certificate of Incorporation of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1.)

3.2	Amended and Restated By-Laws of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1.)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1.)

4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1.)

10.1	Employment Agreement, dated December 22, 2005, by and between Steven D. Fredrickson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated January 6, 2006.)

10.2	Employment Agreement, dated December 22, 2005, by and between Kevin P. Stevenson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.2 of the Form 8-K dated January 6, 2006.)

10.3	Employment Agreement, dated December 22, 2005, by and between Craig A. Grube and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.3 of the Form 8-K dated January 6, 2006.)

10.4	Employment Agreement, dated December 22, 2005, by and between Judith S. Scott and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.4 of the Form 8-K dated January 6, 2006.)

10.5	Portfolio Recovery Associates, Inc. Amended and Restated 2002 Stock Option Plan and 2004 Restricted Stock Plan. (Incorporated by reference to Exhibit 10.9 of the form 10-Q for the period ended June 30, 2004.)

10.6	Loan and Security Agreement, dated November 29, 2005, by and between Portfolio Recovery Associates, Inc, Bank of America and Wachovia Bank. (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated December 5, 2005.)

10.7	Promissory Note dated November 29, 2005 by and between Portfolio Recovery Associates, Inc, and Bank of America (Incorporated by reference to Exhibit 10.2 of the Form 8-K dated December 5, 2005.)

10.8	Promissory Note dated November 29, 2005 by and between Portfolio Recovery Associates, Inc, and Wachovia Bank (Incorporated by reference to Exhibit 10.3 of the Form 8-K dated December 5, 2005.)

10.9	Business Loan Agreement, dated January 8, 2004, by and between Portfolio Recovery Associates, Inc. and RBC Centura Bank. (Incorporated by reference to Exhibit 10.20 of the Annual Report on Form 10-K for the period ended December 31, 2003).

10.10	Promissory Note, dated January 8, 2004, by and between Portfolio Recovery Associates, Inc. and RBC Centura Bank. (Incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-K for the period ended December 31, 2003).

10.11	Loan and Security Agreement, dated November 28, 2003, by and between Portfolio Recovery Associates, Inc. and RBC Centura Bank. (Incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K for the period ended December 31, 2003).

10.12	Amended and Restated Commercial Promissory Note dated November 22, 2004 (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed November 24, 2004)

21.1	Subsidiaries of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1).

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Powers of Attorney (included on signature page).

31.1	Section 302 Certifications of Chief Executive Officer

31.2	Section 302 Certifications of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portfolio Recovery Associates, Inc. (Registrant)
Dated: March 2, 2006	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: March 2, 2006	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

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

Dated: March 2, 2006	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President and Chief Executive Officer

Dated: March 2, 2006	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

Dated: March 2, 2006	By:	/s/ William P. Brophey
William P. Brophey
Director

Dated: March 2, 2006	By:	/s/ Penelope W. Kyle
Penelope W. Kyle
Director

Dated: March 2, 2006	By:	/s/ David N. Roberts
David Roberts
Director

Dated: March 2, 2006	By:	/s/ Scott M. Tabakin
Scott M. Tabakin
Director

Dated: March 2, 2006	By:	/s/ James M. Voss
James M. Voss
Director