Form 10-Q
period 2006-03-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2006-04-28
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐            NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 19, 2006

Common Stock, $0.01 par value	15,894,763

PORTFOLIO RECOVERY ASSOCIATES, INC.
INDEX

		Page(s)
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets (unaudited)	3
	as of March 31, 2006 and December 31, 2005
	Consolidated Income Statements (unaudited)	4
	For the three months ended March 31, 2006 and 2005
	Consolidated Statements of Changes in Stockholders’ Equity (unaudited)	5
	For the three months ended March 31, 2006
	Consolidated Statements of Cash Flows (unaudited)	6
	For the three months ended March 31, 2006 and 2005
	Notes to Consolidated Financial Statements (unaudited)	7-16
Item 2.	Management’s Discussion and Analysis of Financial	17-31
	Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	32
Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of the Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
SIGNATURES		34

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(unaudited)

	March 31,	December 31,
	2006	2005
Assets

Cash and cash equivalents	$23,351,708	$15,984,855
Finance receivables, net	189,847,379	193,644,670
Property and equipment, net	7,569,227	7,186,418
Goodwill	18,287,511	18,287,511
Intangible assets, net	8,455,503	9,022,666
Other assets	3,747,692	3,646,126

Total assets	$251,259,020	$247,772,246

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$3,623,858	$2,332,685
Accrued expenses	4,515,535	2,239,267
Income taxes payable	5,008,999	3,054,883
Accrued payroll and bonuses	3,657,249	5,942,618
Deferred tax liability	23,378,354	22,345,995
Revolving lines of credit	—	15,000,000
Long-term debt	1,035,361	1,151,965
Obligations under capital lease	344,541	382,658

Total liabilities	41,563,897	52,450,071

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000,000, issued and outstanding shares - 15,879,763 at March 31, 2006, and 15,767,443 at December 31, 2005	158,798	157,674
Additional paid in capital	111,705,706	108,063,899
Retained earnings	97,830,619	87,100,602

Total stockholders’ equity	209,695,123	195,322,175

Total liabilities and stockholders’ equity	$251,259,020	$247,772,246

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
Revenues:
Income recognized on finance receivables	$39,373,409	$32,249,670
Commissions	5,967,868	3,528,698

Total revenue	45,341,277	35,778,368

Operating expenses:
Compensation and employee services	14,096,577	10,860,931
Outside legal and other fees and services	9,060,279	7,161,783
Communications	1,613,952	1,057,899
Rent and occupancy	560,568	475,765
Other operating expenses	1,076,456	752,854
Depreciation and amortization	1,252,640	940,721

Total operating expenses	27,660,472	21,249,953

Income from operations	17,680,805	14,528,415

Other income and (expense):
Interest income	72,894	95,612
Interest expense	(167,946)	(63,894)

Income before income taxes	17,585,753	14,560,133

Provision for income taxes	6,855,736	5,640,301

Net income	$10,730,017	$8,919,832

Net income per common share
Basic	$0.68	$0.57
Diluted	$0.67	$0.55
Weighted average number of shares outstanding
Basic	15,871,563	15,531,779
Diluted	16,064,968	16,152,162
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006
(unaudited)

		Additional		Total
	Common	Paid in	Retained	Stockholders’
	Stock	Capital	Earnings	Equity
Balance at December 31, 2005	$157,674	$108,063,899	$87,100,602	$195,322,175

Net income	—	—	10,730,017	10,730,017
Exercise of stock options, warrants and vesting of restricted shares	1,124	1,417,777	—	1,418,901
Amortization of stock-based compensation	—	431,817	—	431,817
FAS123R adoption reclass of payroll liability to additional paid in capital	—	426,752	—	426,752
Income tax benefit from share based compensation	—	1,365,461	—	1,365,461

Balance at March 31, 2006	$158,798	$111,705,706	$97,830,619	$209,695,123

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
Operating activities:
Net income	$10,730,017	$8,919,832
Adjustments to reconcile net income to cash provided by operating activities:
Increase in equity from options and restricted shares	431,817	133,038
Income tax benefit from share based compensation	—	777,137
Depreciation and amortization	1,252,640	940,721
Deferred tax expense	1,032,359	2,025,515
Changes in operating assets and liabilities:
Other assets	(101,566)	339,086
Accounts payable	1,291,173	339,766
Income taxes	1,954,116	2,583,455
Accrued expenses	2,276,268	139,757
Accrued payroll and bonuses	(1,858,619)	(1,347,656)

Net cash provided by operating activities	17,008,205	14,850,651

Cash flows from investing activities:
Purchases of property and equipment	(1,068,284)	(800,109)
Acquisition of finance receivables, net of buybacks	(15,318,806)	(17,735,629)
Collections applied to principal on finance receivables	19,116,097	15,580,134
Purchase of auction rate certificates	—	(7,000,000)
Sales of auction rate certificates	—	30,950,000

Net cash provided by investing activities	2,729,007	20,994,396

Cash flows from financing activities:
Proceeds from exercise of options and warrants	1,418,901	913,191
Income tax benefit from share based compensation	1,365,461	—
Payments on lines of credit	(15,000,000)	—
Payments on long-term debt	(116,604)	(127,019)
Payments on capital lease obligations	(38,117)	(50,356)

Net cash (used in) provided by financing activities	(12,370,359)	735,816

Net increase in cash and cash equivalents	7,366,853	36,580,863

Cash and cash equivalents, beginning of period	15,984,855	24,512,575

Cash and cash equivalents, end of period	$23,351,708	$61,093,438

Supplemental disclosure of cash flow information:
Cash paid for interest	$200,776	$63,894
Cash paid for income taxes	$2,503,800	$254,950

Noncash investing activities:
FAS 123R adoption reclass of payroll liability to additional paid in capital	$426,752	$—
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Business:
     Portfolio Recovery Associates, LLC (“PRA”) was formed on March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA Inc completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of PRA were exchanged on a one to one basis for warrants and shares of a single class of common stock of PRA Inc. PRA Inc owns all outstanding membership units of PRA, PRA Receivables Management, LLC (d/b/a Anchor Receivables Management) (“Anchor”), PRA Location Services, LLC (d/b/a IGS Nevada) (“IGS”), PRA Government Services, LLC (d/b/a Alatax and RDS) (“RDS”) and Thomas West Associates, LLC (“TWA”). PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) are full-service providers of outsourced receivables management and related services. The Company is engaged in the business of purchasing, managing and collecting portfolios of defaulted consumer receivables as well as offering a broad range of accounts receivable management services. The majority of the Company’s business activities involve the purchase, management and collection of defaulted consumer receivables. These are purchased from sellers of finance receivables and collected by a highly skilled staff whose purpose is to locate and contact customers and arrange payment or resolution of their debts. The Company, through its subsidiary TWA and its Legal Recovery Department, collect accounts judicially, either by using its own attorneys, or by contracting with independent attorneys throughout the country through whom the Company takes legal action to satisfy consumer debts. The Company also services receivables on behalf of clients on either a commission or transaction-fee basis. Clients include entities in the financial services, auto, retail, utility, health care and government sectors. Services provided to these clients include standard collection services on delinquent accounts, obtaining location information for clients in support of their collection activities (known as skip tracing), and the management of both delinquent and non-delinquent tax receivables for government entities.
     The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I, Anchor, TWA, IGS and RDS.
     The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s balance sheet as of March 31, 2006, its income statements for the three month periods ended March 31, 2006 and 2005, its statements of changes in stockholders’ equity for the three month period ended March 31, 2006 and its statements of cash flows for the three month periods ended March 31, 2006 and 2005, respectively. The income statements of the Company for the three month periods ended March 31, 2006 and 2005 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2005.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
acquisition as an amount that should not be accreted (nonaccretable difference) based on the Company’s proprietary acquisition models. The remaining amount, representing the excess of the account’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining life of the account or pool (accretable yield).
     Prior to January 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-3 is effective. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At March 31, 2006 and 2005, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $3,093,322 and $2,563,884, respectively.
     The Company establishes valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At March 31, 2006 and 2005, the Company had an allowance against its finance receivables of $375,000 and $0, respectively. Prior to January 1, 2005, in the event that estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at March 31, 2006 and 2005 was $979,426 and $1,017,052, respectively. During the three months ended March 31, 2006 and 2005 the Company capitalized $98,043 and $85,536, respectively, of these direct acquisition fees. During the three months ended

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2006 and 2005 the Company amortized $146,686 and $167,000, respectively, of these direct acquisition fees.
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
     As of March 31, 2006 and 2005, the Company had $189,847,379 and $107,344,401, respectively, remaining of finance receivables. Changes in finance receivables at March 31, 2006 and 2005 were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

Balance at beginning of period	$193,644,670	$105,188,906
Acquisitions of finance receivables, net of buybacks	15,318,806	17,735,629

Cash collections	(58,489,506)	(47,829,804)
Income recognized on finance receivables	39,373,409	32,249,670

Cash collections applied to principal	(19,116,097)	(15,580,134)

Balance at end of period	$189,847,379	$107,344,401

     As of March 31, 2006 the Company had $189,847,379 in finance receivables. Based upon current projections, cash collections applied to principal is estimated to be as follows for the twelve months in the periods ending:

March 31, 2007	$44,479,002
March 31, 2008	48,608,065
March 31, 2009	38,368,720
March 31, 2010	27,337,665
March 31, 2011	23,457,279
March 31, 2012	7,585,414
March 31, 2013	11,234

$189,847,379

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of March 31, 2006 and 2005. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Changes in accretable yield at March 31, 2006 and 2005 were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

Balance at beginning of period	$299,280,328	$202,841,339
Income recognized on finance receivables	(39,373,409)	(32,249,670)
Additions	16,016,515	12,960,224
Reclassifications from nonaccretable difference	12,537,509	22,959,045

Balance at end of period	$288,460,943	$206,510,938

     During the three month period ended March 31, 2006, the Company recorded a $175,000 allowance charge on two pools that had recently underperformed expectations. There was no allowance charge during the three months ended March 31, 2005. The change in the valuation allowance for the quarter ended March 31, 2006 is as follows:

Balance at December 31, 2005	$200,000
Allowance charge	175,000

Balance at March 31, 2006	$375,000

     During the three months ended March 31, 2006 and 2005, the Company purchased $3.87 billion and $659.9 million of face value of charged-off consumer receivables. At March 31, 2006, the estimated remaining collections on the receivables purchased in the three months ended March 31, 2006 and 2005 is $29,574,397 and $18,874,295, respectively.
3. Investments:
     The Company accounts for its investments under the guidance of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company typically invests in variable rate auction rate certificates and variable rate demand notes which it classifies as available-for-sale securities. At March 31, 2006 and 2005, the Company did not have any investments on the Balance Sheet however it did purchase investments during the three month period ended March 31, 2005. These securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these investments. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments and all income generated was recorded as interest income. The Company may continue to invest in these types of securities within a given reporting period.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. Revolving Lines of Credit:
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
     This facility had no amounts outstanding at March 31, 2006. As of March 31, 2006, the Company is in compliance with all of the covenants of this agreement.
5. Long-Term Debt:
     In July 2000, the Company purchased a building in Hutchinson, Kansas. The building was financed with a commercial loan for $550,000 with a variable interest rate based on LIBOR. This commercial loan is collateralized by the real estate in Kansas. Monthly principal payments on the loan are $4,583 for an amortized term of 10 years. A balloon payment of $275,000 was made on July 21, 2005 to pay this loan in full.
     On February 9, 2001, the Company purchased a generator for its Norfolk location. The generator was financed with a commercial loan for $107,000 with a fixed rate of 7.9%. This commercial loan is collateralized by the generator. Monthly payments on the loan are $2,170 and the loan matured on February 1, 2006. The loan was paid in full at its maturity date of February 1, 2006.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     On January 9, 2004, the Company entered into a commercial loan agreement in the amount of $750,000 to finance equipment purchases at its newly leased Norfolk facility. This loan bears interest at a fixed rate of 4.45% and is collateralized by the purchased equipment. Monthly payments are $13,975 and the loan matures on January 1, 2009.
     The three outstanding loans are collateralized by the related asset and are subject to the following covenants:
•	net worth greater than $20,000,000, and;

•	a cash flow coverage ratio of at least 1.5 to 1 calculated on a rolling twelve-month average.
6. Property and Equipment:
     Property and equipment, at cost, consist of the following as of the dates indicated:

	March 31,	December 31,
	2006	2005

Software	$3,910,208	$3,253,454
Computer equipment	3,927,759	3,626,353
Furniture and fixtures	2,204,839	2,182,388
Equipment	2,811,478	2,743,966
Leasehold improvements	1,660,887	1,644,566
Building and improvements	1,718,195	1,714,353
Land	150,922	150,922
Less accumulated depreciation	(8,815,061)	(8,129,584)

Property and equipment, net	$7,569,227	$7,186,418

     Depreciation expense for the three months ended March 31, 2006 and 2005 was $685,477 and $495,863, respectively.
7. Intangible Assets:
     With the acquisition of IGS on October 1, 2004 and RDS on July 29, 2005, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements and goodwill. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is amortizing the IGS client relationships over seven years, the RDS customer relationships over ten years and the non-compete agreements over three years for both the IGS and RDS acquisitions. The Company reviews them at least annually for impairment. Total amortization expense was $567,163 and $444,858 for the three months ended March 31, 2006 and 2005, respectively. In addition, goodwill, pursuant to SFAS 142, is not amortized but rather is reviewed at least annually for impairment.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Stock-Based Compensation:
     The Company has a stock option and nonvested share plan. The Amended and Restated Portfolio Recovery Associates 2002 Stock Option Plan and 2004 Restricted Stock Plan was approved by the Company’s shareholders at its Annual Meeting of Shareholders on May 12, 2004, enabling the Company to issue to its employees and directors nonvested shares of stock, as well as stock options. Also, in connection with the IPO, all existing PRA warrants that were owned by certain individuals and entities were exchanged for an equal number of PRA Inc warrants. Prior to 2002, the Company accounted for stock compensation issued under the recognition and measurement provisions of APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related Interpretations.
     Effective January 1, 2002, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2002. All stock-based compensation measured under the provisions of APB 25 became fully vested during 2002. All stock-based compensation expense recognized thereafter was derived from stock-based compensation based on the fair value method prescribed in SFAS 123. Effective January 1, 2006, the Company adopted FASB Statement No. 123R (“SFAS 123R”), “Share-Based Payment” using the modified prospective approach. The adoption of this statement increased cash flows from financing activities and decreased cash flows from operating activities by $1,365,461 relating to income tax benefits from share based compensation and increased equity by $426,752 for the three months ended March 31, 2006. The adoption of SFAS 123R had no material impact on the Company’s Income Statement. The adoption of SFAS 123R had no impact on previously reported interim periods. As of March 31, 2006, total future compensation costs related to nonvested awards of stock options and nonvested shares are $5,393,319 with a weighted average remaining life of 3.7 years for stock options and 3.9 years for nonvested shares. Based upon historical data, the Company used an annual forfeiture rate of 3.38% for stock options and 2.90% for nonvested shares for most of the employee grants. Grants made to key employee hires and directors of the Company were assumed to have no forfeiture rates associated with them due to the low turnover among this group. In addition, commensurate with the adoption of this statement, all previous references to “restricted” stock are now referred to as “nonvested” shares.
     Total equity-based compensation expense was $431,817 and $229,853 for the three months ended March 31, 2006 and 2005, respectively.
Stock Warrants
     Prior to the IPO, the PRA management committee was authorized to issue warrants to partners, employees or vendors to purchase membership units. Generally, warrants granted had a term between 5 and 7 years and vested within 3 years. Warrants had been issued at or above the fair market value on the date of grant. Warrants vest and expire according to terms established at the grant date. All warrants became fully vested at the Company’s IPO in 2002. During the three months ended March 31, 2006 and 2005, no warrants were issued.
     The following summarizes all warrant related transactions from December 31, 2002 through March 31, 2006:

	Warrants	Weighted Average
	Outstanding	Exercise Price
December 31, 2002	2,185,000	$4.30
Exercised	(2,026,000)	4.17
Cancelled	(51,500)	9.72

December 31, 2003	107,500	4.20
Exercised	(67,500)	4.20

December 31, 2004	40,000	4.20
Exercised	(36,250)	4.20

December 31, 2005	3,750	4.20
Exercised	(3,750)	4.20

March 31, 2006	—	$—

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     As of March 31, 2006, all warrants have been exercised and/or cancelled and there are no warrants outstanding.
Stock Options
     The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 (the “Amended Plan”) to enable the Company to issue nonvested shares of stock to its employees and directors. The Amended Plan was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012. All options and nonvested shares issued under the Amended Plan vest ratably over five years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. As of March 31, 2006, 895,000 options have been granted under the Amended Plan, of which 94,155 have been cancelled.
     Prior to January 1, 2006, options were expensed under SFAS 123 and are included in operating expenses as a component of compensation. Effective January 1, 2006, the Company adopted and began expensing options under SFAS 123R. The expense is included in operating expenses as a component of compensation. The Company issued no options during the three months ended March 31, 2006 and 2005. All of the stock options which have been issued under the Amended Plan were issued to employees of the Company except for 40,000 which were issued to non-employee directors.
     The following summarizes all option related transactions from December 31, 2002 through March 31, 2006:

	Options	Weighted Average
	Outstanding	Exercise Price
December 31, 2002	807,850	$13.06
Granted	55,000	27.88
Exercised	(50,915)	13.00
Cancelled	(14,025)	13.00

December 31, 2003	797,910	14.09
Granted	20,000	28.79
Exercised	(63,511)	13.30
Cancelled	(47,940)	13.00

December 31, 2004	706,459	14.65
Exercised	(181,910)	13.22
Cancelled	(20,040)	15.63

December 31, 2005	504,509	15.12
Exercised	(107,570)	13.04

March 31, 2006	396,939	$15.68

     The following information is as of March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Remaining	Weighted-		Weighted-
		Average	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$13.00	320,439	3.6	$13.00	44,979	$13.00
$16.16	7,500	3.6	16.16	3,500	16.16
$27.77 - $29.79	69,000	4.4	28.09	27,000	28.07

Total at March 31, 2006	396,939	3.7	$15.68	75,479	$18.54

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Options issue year:	2004
Weighted average fair value of options granted	$2.85
Expected volatility	13.26% - 13.55%
Risk-free interest rate	3.16% - 3.37%
Expected dividend yield	0.00%
Expected life (in years)	5.00
     Utilizing these assumptions, each non-employee director stock option granted in 2004 was valued between $2.62 and $2.92. There were no options granted during 2005 or during the three months ending March 31, 2006.
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
     The following summarizes all nonvested stock transactions from December 31, 2002 through March 31, 2006:

		Weighted
	Nonvested	Average
	Shares	Price at
	Outstanding	Grant Date

December 31, 2002	—	$—
Granted	13,045	27.57

December 31, 2003	13,045	27.57
Granted	84,350	26.94
Vested	(2,609)	27.57
Cancelled	(4,900)	26.08

December 31, 2004	89,886	27.06
Granted	74,600	41.92
Vested	(17,389)	27.10
Cancelled	(11,760)	30.40

December 31, 2005	135,337	34.96
Granted	12,500	46.44
Vested	(1,000)	24.40
Cancelled	(6,665)	35.38

March 31, 2006	140,172	$36.04

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. Earnings per Share:
     Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock warrants, stock options and nonvested stock awards. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three months ended March 31, 2006 and 2005:

	For the three months ended March 31,
		2006			2005
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$10,730,017	15,871,563	$0.68	$8,919,832	15,531,779	$0.57
Dilutive effect of stock warrants, options and restricted stock awards		193,405			620,383

Diluted EPS	$10,730,017	16,064,968	$0.67	$8,919,832	16,152,162	$0.55

     There were no antidilutive options outstanding as of March 31, 2006 or 2005.
10. Commitments and Contingencies:
Employment Agreements:
     The Company has employment agreements with all of its executive officers and with several members of its senior management group, the terms of which expire on December 31, 2008. Such agreements provide for base salary payments as well as bonus entitlement, based on the attainment of specific personal and Company goals. Estimated future compensation under these agreements is approximately $12,166,938 and is expected to be paid through December 31, 2008. The agreements also contain confidentiality and non-compete provisions.
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
11. Recent Accounting Pronouncements:
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB statement No. 123(R), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R revises FASB statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising SFAS 123, SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123R applies to all stock-based compensation transactions in which a company acquires services by (1) issuing its stock or other equity instruments, except through arrangements resulting from employee stock-ownership plans (ESOPs) or (2) incurring liabilities that are based on the company’s stock price. SFAS 123R is effective for annual periods that begin after June 15, 2005; however, early adoption is encouraged. The Company has determined that all of its existing stock-based awards are equity instruments. The Company previously adopted SFAS 123 on January 1, 2002 and has been expensing equity based compensation since that time. The Company adopted SFAS 123R on January 1, 2006. The adoption of SFAS 123R had no material impact on its financial statements.

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
     You should assume that the information appearing in this quarterly report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.
     For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the discussion of “Risk Factors” beginning on page 33 and described in our Annual Report on Form 10-K, filed on March 3, 2006.
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

Results of Operations
     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	For the Three Months
	Ended March 31,
	2006	2005
Revenues:
Income recognized on finance receivables	86.8%	90.1%
Commissions	13.2%	9.9%

Total revenue	100.0%	100.0%
Operating expenses:
Compensation and employee services	31.1%	30.4%
Outside legal and other fees and services	20.0%	20.0%
Communications	3.6%	3.0%
Rent and occupancy	1.2%	1.3%
Other operating expenses	2.4%	2.1%
Depreciation and amortization	2.7%	2.6%

Total operating expenses	61.0%	59.4%

Income from operations	39.0%	40.6%
Other income and (expense):
Interest income	0.2%	0.3%
Interest expense	(0.4%)	(0.2%)

Income before income taxes	38.8%	40.7%
Provision for income taxes	15.1%	15.8%

Net income	23.7%	24.9%

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
Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005
Revenue
     Total revenue was $45.3 million for the three months ended March 31, 2006, an increase of $9.5 million or 26.5% compared to total revenue of $35.8 million for the three months ended March 31, 2005.
Income Recognized on Finance Receivables
     Income recognized on finance receivables was $39.4 million for the three months ended March 31, 2006, an increase of $7.2 million or 22.4% compared to income recognized on finance receivables of $32.2 million for the three months ended March 31, 2005. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $58.5 million from $47.8 million, an increase of 22.4%. Our amortization rate, including the allowance charge, on our owned portfolio for the three months ended March 31, 2006 was 32.7% while for the three months ended March 31, 2005 it was 32.6%. During the three months ended March 31, 2006, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of

$3.87 billion at a cost of $16.2 million. During the three months ended March 31, 2005, we acquired defaulted consumer receivable portfolios with an aggregate face value of $659.9 million at a cost of $17.8 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price, we intend to target a similar internal rate of return in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables is shown net of valuation allowances recognized under SOP 03-3, which requires that a valuation allowance be taken for decreases in expected cash flows. For the three months ended March 31, 2006 we recorded an allowance charge of $175,000. No allowance charge was recorded during the three months ended March 31, 2005.
Commissions
     Commissions were $6.0 million for the three months ended March 31, 2006, an increase of $2.5 million or 71.4% compared to commissions of $3.5 million for the three months ended March 31, 2005. Commissions increased as a result of the addition of our RDS government processing and collection business, as well as an increase in revenue generated by our Anchor contingent fee business compared to the prior year period.
Operating Expenses
     Total operating expenses were $27.7 million for the three months ended March 31, 2006, an increase of $6.5 million or 30.7% compared to total operating expenses of $21.2 million for the three months ended March 31, 2005. Total operating expenses, including compensation and employee services expenses, were 42.9% of cash receipts excluding sales for the three months ended March 31, 2006 compared to 41.4% for the same period in 2005.
Compensation and Employee Services
     Compensation and employee services expenses were $14.1 million for the three months ended March 31, 2006, an increase of $3.2 million or 29.4% compared to compensation and employee services expenses of $10.9 million for the three months ended March 31, 2005. Compensation and employee services expenses increased as total employees grew to 1,158 at March 31, 2006 from 978 at March 31, 2005. Compensation and employee services expenses as a percentage of cash receipts excluding sales increased to 21.9% for the three months ended March 31, 2006 from 21.2% of cash receipts excluding sales for the same period in 2005 as a result of increased collector headcount and a shift in portfolio mix.
Outside Legal and Other Fees and Services
     Outside legal and other fees and services expenses were $9.1 million for the three months ended March 31, 2006, an increase of $1.9 million or 26.4% compared to outside legal and other fees and services expenses of $7.2 million for the three months ended March 31, 2005. Of the $1.9 million increase, $0.4 million was attributable to increases in other fees and services. The remaining $1.5 million of the increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth we experienced in our portfolio of defaulted consumer receivables and a portfolio management strategy shift implemented in mid-2002. This strategy resulted in us referring to the legal suit process more previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections represented 27.3% of total cash receipts for the three months ended March 31, 2006 compared to 27.4% for the three months ended March 31, 2005. Total legal expenses for the three months ended March 31, 2006 were 36.2% of legal cash collections compared to 34.4% for the three months ended March 31, 2005. Legal fees and costs increased from $4.8 million for the three months ended March 31, 2005 to $6.4 million, or an increase of 33.3%, for the three months ended March 31, 2006.

Communications
     Communications expenses were $1.6 million for the three months ended March 31, 2006, an increase of $500,000 or 45.5% compared to communications expenses of $1.1 million for the three months ended March 31, 2005. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Telephone expenses were responsible for 13.1% of this increase, while the remaining 86.9% was attributable to higher mailing expenses.
Rent and Occupancy
     Rent and occupancy expenses were $561,000 for the three months ended March 31, 2006, an increase of $85,000 or 17.9% compared to rent and occupancy expenses of $476,000 for the three months ended March 31, 2005. Our new IGS and RDS facilities accounted for $69,000 of the increase. The remaining increase was attributable to rent escalations at our Norfolk locations as well as increased utility charges generally.
Other Operating Expenses
     Other operating expenses were $1,076,000 for the three months ended March 31, 2006, an increase of $323,000 or 42.9% compared to other operating expenses of $753,000 for the three months ended March 31, 2005. The increase was due to changes in repairs and maintenance, travel and meals, hiring expenses, and miscellaneous expenses. Repairs and maintenance expenses increased by $48,000, travel and meals expenses increased by $105,000, hiring expenses increased by $70,000, and miscellaneous expenses increased by $100,000.
Depreciation and Amortization
     Depreciation and amortization expenses were $1,253,000 for the three months ended March 31, 2006, an increase of $312,000 or 33.2% compared to depreciation expenses of $941,000 for the three months ended March 31, 2005. The increase was attributable to the depreciation and amortization of the acquired assets of RDS and the continued capital expenditures on equipment, software and computers related to our growth and systems upgrades. The amortization of the IGS and RDS intangible assets accounted for $122,000 of the increase. The remaining increase of $190,000 resulted from new capital expenditures on equipment, software and computers.
Interest Income
     Interest income was $73,000 for the three months ended March 31, 2006, a decrease of $23,000 compared to interest income of $96,000 for the three months ended March 31, 2005. This decrease is the result of reduced cash balances in the 2006 quarter versus the same period in 2005.
Interest Expense
     Interest expense was $168,000 for the three months ended March 31, 2006, an increase of $104,000 compared to interest expense of $64,000 for the three months ended March 31, 2005. The increase is due to an outstanding balance on our revolving line of credit during the quarter versus no outstanding line of credit balances in the comparative period in 2005.

Supplemental Performance Data
Owned Portfolio Performance:
     The following table shows our portfolio buying activity by year, setting forth, among other things, the purchase price, unamortized purchase price (finance receivables, net), actual cash collections and estimated remaining cash collections as of March 31, 2006.
($ in thousands)

		Unamortized	Percentage	Actual Cash				Total Estimated
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated	Collections to
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to	Purchase Price
Period	Price(1)	March 31, 2006(2)	at March 31, 2006(3)	Sales	Collections(4)	Collections(5)	Purchase Price(6)	Adjusted(7)
1996	$3,080	$0	0%	$9,552	$71	$9,623	312%	312%
1997	$7,685	$0	0%	$23,486	$255	$23,741	309%	309%
1998	$11,089	$0	0%	$33,396	$533	$33,929	306%	306%
1999	$18,898	$0	0%	$58,851	$1,799	$60,650	321%	321%
2000	$25,015	$0	0%	$90,380	$5,032	$95,412	381%	381%
2001	$33,468	$1,235	4%	$129,587	$18,486	$148,073	442%	442%
2002	$42,277	$4,673	11%	$126,467	$26,851	$153,318	363%	363%
2003	$61,466	$13,374	22%	$139,324	$55,473	$194,797	317%	317%
2004	$59,355	$24,026	40%	$75,793	$74,223	$150,016	253%	260%
2005	$146,312	$130,784	89%	$36,928	$266,011	$302,939	207%	224%
YTD 2006	$16,240	$15,755	97%	$732	$29,574	$30,306	187%	231%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Unamortized purchase price balance refers to the purchase price less amortization over the life of the portfolio.

(3)	Percentage of purchase price remaining unamortized refers to the amount of unamortized purchase price divided by the purchase price.

(4)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(5)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(6)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

(7)	Total estimated collections to purchase price adjusted refers to the total estimated collections divided by the purchase price after removing the impact of purchased bankrupt accounts as well as other purchased pools that had established some level of payment stream after charge-off (we refer to these as “paying” or “semi-performing” pools).

     The following graph shows the purchase price of our owned portfolios by year beginning in 1996 and includes the year to date acquisition amount for the quarters ended March 31, 2006 and 2005. The purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts.
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
     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates our ability to realize significant multi-year cash collection streams on our owned pools:

			Cash Collections By Year, By Year of Purchase
($ in thousands)
Purchase	Purchase	Cash Collection Period										YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$77	$9,491
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	192	$22,995
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	463	$33,352
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	960	$58,158
2000	25,015	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	2,398	$89,918
2001	33,468	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	4,859	$124,097
2002	42,277	—	—	—	—	—	—	15,073	36,258	35,742	32,497	6,885	$126,455
2003	61,466	—	—	—	—	—	—	—	24,308	49,706	52,640	12,670	$139,324
2004	59,355	—	—	—	—	—	—	—	—	18,019	46,475	11,294	$75,788
2005	146,312	—	—	—	—	—	—	—	—	—	18,968	17,960	$36,928
YTD 2006	16,240	—	—	—	—	—	—	—	—	—	—	732	$732

Total	$424,887	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$191,376	$58,490	$717,238

     When we acquire a new pool of finance receivables, our estimates typically result in a 72 - 84 month projection of cash collections. The following chart shows our historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase, adjusted for buybacks.
Owned Portfolio Personnel Performance:
     We measure the productivity of each collector each month, breaking results into groups of similarly tenured collectors. The following three tables display various productivity measures that we track.
Collector by Tenure

Collector FTE at:	12/31/02	12/31/03	12/31/04	12/31/05	03/31/05	03/31/06
One year + [1]	210	241	298	327	319	331
Less than one year [2]	223	338	349	364	345	360
Total [2]	433	579	647	691	664	691

[1]	Calculated based on actual employees (collectors) with one year of service or more.

[2]	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.
Monthly Cash Collections by Tenure 1

Average performance YTD	12/31/02	12/31/03	12/31/04	12/31/05	03/31/05	03/31/06
One year + [2]	$16,927	$18,158	$17,129	$16,694	$17,846	$19,287
Less than one year [3]	$8,689	$8,303	$9,363	$8,491	$9,363	$10,056

[1]	Cash collection numbers include only accounts assigned to collectors. Significant cash collections do occur on “unassigned” accounts.

[2]	Calculated using average YTD monthly cash collections of all collectors with one year or more of tenure.

[3]	Calculated using weighted average YTD monthly cash collections of all collectors with less than one year of tenure, including those in training.
YTD Cash Collections per Hour Paid 1

Average performance YTD	12/31/02	12/31/03	12/31/04	12/31/05	03/31/05	03/31/06
Total cash collections	$96.37	$108.27	$117.59	$133.39	$135.62	$151.60
Non-legal cash collections	$77.72	$80.10	$82.06	$89.25	$95.71	$105.97

[1]	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

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

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

Balance at beginning of period	$193,644,670	$105,188,906
Acquisitions of finance receivables, net of buybacks (1)	15,318,806	17,735,629
Cash collections applied to principal on finance receivables (2)	(19,116,097)	(15,580,134)

Balance at end of period	$189,847,379	$107,344,401

Estimated Remaining Collections (“ERC”)(3)	$478,308,322	$313,855,339

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item; however, it is provided here for informational purposes.
     The following tables categorize our owned portfolios as of March 31, 2006 into the major asset types and account types represented, respectively:

			Life to Date Purchased Face
	No. of		Value of Defaulted Consumer
Asset Type	Accounts	%	Receivables(1)%
Visa/MasterCard/Discover	4,702,806	49.7%	$14,326,384,476	70.6%
Consumer Finance	2,928,309	31.0%	2,548,075,027	12.5%
Private Label Credit Cards	1,610,499	17.0%	2,129,500,771	10.5%
Auto Deficiency	215,596	2.3%	1,301,757,641	6.4%

Total:	9,457,210	100.0%	$20,305,717,915	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).

     The following chart shows details of our life to date buying activity as of March 31, 2006. We actively seek to purchase both bankrupt and non-bankrupt accounts at any point in the delinquency cycle

			Life to Date Purchased Face
			Value of Defaulted Consumer
Account Type	No. of Accounts	%	Receivables(1)%
Fresh	201,476	2.1%	$645,897,478	3.2%
Primary	1,062,969	11.2%	2,592,961,243	12.8%
Secondary	1,903,013	20.1%	3,767,365,777	18.6%
Tertiary	2,930,313	31.0%	3,568,911,720	17.6%
BK Trustees	1,506,912	15.9%	5,681,196,172	28.0%
Other	1,852,527	19.7%	4,049,385,525	19.8%

Total:	9,457,210	100.0%	$20,305,717,915	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).
     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. These facts are considered in our pricing analysis. In addition, historical payment patterns due to economic factors and bankruptcy trends vary regionally and are also factored into our maximum purchase price equation.
     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically as of March 31, 2006:

			Life to Date Purchased Face		Original Purchase Price of
	No. of		Value of Defaulted Consumer		Defaulted Consumer
Geographic Distribution	Accounts	%	Receivables(1)%		Receivables(2)%

Texas	1,928,985	20%	$2,502,462,654	12%	$53,372,962	12%
California	902,229	10%	2,468,096,397	12%	46,802,949	11%
Florida	706,564	7%	2,068,148,804	10%	41,269,141	10%
New York	554,235	6%	1,481,961,856	7%	31,587,865	7%
Pennsylvania	265,711	3%	734,652,739	4%	17,295,622	4%
Illinois	316,499	3%	682,486,441	3%	14,777,713	3%
Ohio	310,767	3%	678,192,732	3%	14,380,007	3%
North Carolina	248,594	3%	611,407,125	3%	14,421,246	3%
New Jersey	196,852	2%	597,582,635	3%	13,750,657	3%
Georgia	235,569	2%	555,736,835	3%	14,197,450	3%
Michigan	269,159	3%	519,422,044	3%	12,089,778	3%
Massachusetts	207,434	2%	481,781,593	2%	9,272,465	2%
Virginia	170,141	2%	382,285,080	2%	9,090,184	2%
Missouri	289,934	3%	378,587,614	2%	7,938,115	2%
Arizona	136,105	1%	364,563,053	2%	7,277,520	2%
Tennessee	149,952	2%	360,245,736	2%	8,960,899	2%
Other(3)	2,568,480	28%	5,438,104,577	27%	115,082,068	28%

Total:	9,457,210	100%	$20,305,717,915	100%	$431,566,641	100%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).

(2)	The “Original Purchase Price” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.
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
     Our operating activities provided cash of $17.0 million and $14.9 million for the three months ended March 31, 2006 and 2005, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received for the period which increased from $8.9 million for the three months ended March 31, 2005 to $10.7 million for the three months ended March 31, 2006. The remaining increase was due to changes in other accounts related to our operating activities.
     Our investing activities provided cash of $2.7 million and $21.0 million during the three months ended March 31, 2006 and 2005, respectively. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, net of cash collections applied to principal on finance receivables and purchases of auction rate certificates. Cash provided by investing activities is primarily driven by the sale of auction rate certificates.
     Our financing activities used cash of $12.4 million and provided cash of $0.7 million during the three months ended March 31, 2006 and 2005, respectively. Cash used in financing activities is primarily driven by payments on our revolving lines of credit, long term debt and capital lease obligations. Cash is provided by proceeds from debt financing, stock option exercises and income tax benefits from share based compensation.
     Cash paid for interest expenses was $201,000 and $64,000 for the three months ended March 31, 2006 and 2005, respectively. The interest expenses were paid for our revolving lines of credit, capital lease obligations and other long-term debt.
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

     This facility had no amounts outstanding at March 31, 2006. As of March 31, 2006 we are in compliance with all of the covenants of this agreement.
     As of March 31, 2006 there are three loans outstanding. On February 9, 2001, we entered into a commercial loan agreement in the amount of $107,000 in order to purchase equipment for our Norfolk, Virginia location. This loan bears interest at a fixed rate of 7.9% and matured on February 1, 2006. On February 20, 2002, one of our subsidiaries entered into an additional arrangement for a $500,000 commercial loan in order to finance construction of a parking lot at our Norfolk, Virginia location. This loan bears interest at a fixed rate of 6.47% and matures on September 1, 2007. On May 1, 2003, we entered into a commercial loan agreement in the amount of $975,000 to finance equipment purchases for our Hampton, Virginia location. This loan bears interest at a fixed rate of 4.25% and matures on May 1, 2008. On January 9, 2004, we entered into a commercial loan agreement in the amount of $750,000 to finance equipment purchases at our newly leased Norfolk facility. This loan bears interest at a fixed rate of 4.45% and matures on January 1, 2009. The loans are collateralized by the related asset and require us to maintain net worth greater than $20 million and a cash flow coverage ratio of at least 1.5 to 1.0 calculated on a rolling twelve-month average.
Contractual Obligations
     Our contractual obligations as of March 31, 2006 are as follows:

	Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$12,257,491	$1,818,964	$3,614,629	$3,226,343	$3,597,555
Long-Term Debt	1,108,074	502,417	591,682	13,975	—
Capital Lease Obligations	367,382	150,330	217,052	—	—
Purchase Commitments (1)	91,382,332	91,120,980	216,352	45,000	—
Employment Agreements	12,166,938	4,504,180	7,662,758	—	—

Total	$117,282,217	$98,096,871	$12,302,473	$3,285,318	$3,597,555

(1)	The Purchase Commitments’ amount includes the maximum amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of $75 million. In addition, $2 million represents the potential payout we may incur as additional purchase price in association with the acquisition of the assets of IGS Nevada, Inc. The earn out provisions are defined in the asset purchase agreement dated October 1, 2004 between the owners of IGS Nevada, Inc. and Portfolio Recovery Associates, Inc.
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934.
Recent Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB statement No. 123(R), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R revises FASB statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising SFAS 123, SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123R applies to all stock-based compensation transactions in which a company acquires services by (1) issuing its stock or other equity instruments, except through arrangements resulting from employee stock-ownership plans (ESOPs) or (2) incurring liabilities that are based on the company’s stock price. SFAS 123R is effective for annual periods that begin after June 15, 2005; however, early adoption is encouraged. We have determined that all of our existing stock-based awards are equity instruments. We previously adopted SFAS 123 on January 1, 2002 and have been expensing equity based compensation since that time.

We adopted SFAS 123R on January 1, 2006. The adoption of SFAS 123R had no material impact on our financial statements.
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
     We establish valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At March 31, 2006, we had a $375,000 valuation allowance on our finance receivables. Prior to January 1, 2005, in the event that estimated future cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.
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
     Our skip tracing subsidiary utilizes gross reporting under this EITF. We generate revenue by working an account and successfully locating a customer for our client. An “investigative fee” is received for these services. In addition, we incur “agent expenses” where we hire a third-party collector to effectuate repossession. In many cases we have an arrangement with our client which allows us to bill the client for these fees. We have determined these fees to be gross revenue based on the criteria in EITF 99-19 and they are recorded as such in the line item “Commissions,” primarily because we are primarily liable to the third party collector. There is a corresponding expense in “Outside legal and other fees and services” for these pass-through items.
     Our government processing and collection subsidiary utilizes both gross and net reporting under this EITF. RDS’s primary source of income is derived from servicing taxing authorities in several different ways: processing all of their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings or fee for service transactions and are included in the line item “Commissions.” When RDS conducts an audit, there are two components. The first is a charge for the hours incurred on conducting the audit. This charge is for hours worked and includes a profit margin above our actual cost. The gross billing is a component of “Commissions” and the expense is included in “Compensation and Employee Services.” The second item is for expenses incurred while conducting the audit. Most jurisdictions will reimburse RDS for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in “Commissions” and the expense component is included in their appropriate expense category, generally “Other operating expenses.”
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
     We believe as of March 31, 2006, there was no impairment of goodwill. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts, and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.
     Our exposure to market risk relates to interest rate risk with our variable rate credit line. As of March 31, 2006, we had no variable rate debt outstanding on our revolving credit lines. Currently, we have no variable rate debt outstanding. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
     An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our Annual Report on Form 10-K filed on March 3, 2006, together with all other information included or incorporated in our reports filed with the Securities and Exchange Commission. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of the Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

31.1	Section 302 Certifications of Chief Executive Officer.

31.2	Section 302 Certifications of Chief Financial Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)

Date: April 28, 2006	By:	/s/ Steven D. Fredrickson

Steven D. Fredrickson
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: April 28, 2006	By:	/s/ Kevin P. Stevenson

Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)