Form 10-Q
period 2006-09-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2006-10-30
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 20, 2006

Common Stock, $0.01 par value	15,921,482

PORTFOLIO RECOVERY ASSOCIATES, INC.
INDEX

Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)
as of September 30, 2006 and December 31, 2005	3

Consolidated Income Statements (unaudited)
For the three and nine months ended September 30, 2006 and 2005	4

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the nine months ended September 30, 2006	5

Consolidated Statements of Cash Flows (unaudited)
For the nine months ended September 30, 2006 and 2005	6

Notes to Consolidated Financial Statements (unaudited)	7-18

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	19-36

Item 3. Quantitative and Qualitative Disclosure About Market Risk	37

Item 4. Controls and Procedures	37-38

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Submission of Matters to a Vote of the Security Holders	39

Item 5. Other Information	39

Item 6. Exhibits	39

SIGNATURES	40

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005
(unaudited)

	September 30,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$26,661,564	$15,984,855
Finance receivables, net	211,763,470	193,644,670
Property and equipment, net	7,729,693	7,186,418
Income tax receivable	661,688	—
Goodwill	18,287,511	18,287,511
Intangible assets, net	7,321,177	9,022,666
Other assets	2,845,491	3,646,126

Total assets	$275,270,594	$247,772,246

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$2,763,306	$2,332,685
Accrued expenses	2,639,252	2,239,267
Income taxes payable	—	3,054,883
Accrued payroll and bonuses	6,091,177	5,942,618
Deferred tax liability	28,970,753	22,345,995
Revolving lines of credit	—	15,000,000
Long-term debt	806,498	1,151,965
Obligations under capital lease	276,251	382,658

Total liabilities	41,547,237	52,450,071

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000,000, issued and outstanding shares - 15,921,482 at September 30, 2006, and 15,767,443 at December 31, 2005	159,215	157,674
Additional paid in capital	113,387,363	108,063,899
Retained earnings	120,176,779	87,100,602

Total stockholders’ equity	233,723,357	195,322,175

Total liabilities and stockholders’ equity	$275,270,594	$247,772,246

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2006 and 2005
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Income recognized on finance receivables	$41,760,421	$33,987,480	$121,527,560	$100,060,121
Commissions	6,076,231	3,517,617	17,835,053	9,139,288

Total revenue	47,836,652	37,505,097	139,362,613	109,199,409

Operating expenses:
Compensation and employee services	14,550,391	11,215,665	42,981,680	32,491,172
Outside legal and other fees and services	10,582,130	7,417,463	29,382,631	22,153,943
Communications	1,474,423	1,115,603	4,392,290	3,213,324
Rent and occupancy	573,241	554,675	1,693,448	1,543,004
Other operating expenses	1,212,134	833,815	3,493,562	2,315,722
Depreciation and amortization	1,278,500	1,288,649	3,770,940	3,268,654

Total operating expenses	29,670,819	22,425,870	85,714,551	64,985,819

Income from operations	18,165,833	15,079,227	53,648,062	44,213,590

Other income and (expense):
Interest income	170,812	188,220	414,672	475,680
Interest expense	(66,036)	(59,001)	(308,733)	(185,816)

Income before income taxes	18,270,609	15,208,446	53,754,001	44,503,454

Provision for income taxes	7,027,110	5,866,624	20,677,824	17,180,104

Net income	$11,243,499	$9,341,822	$33,076,177	$27,323,350

Net income per common share
Basic	$0.71	$0.60	$2.08	$1.75
Diluted	$0.70	$0.58	$2.06	$1.69
Weighted average number of shares outstanding
Basic	15,915,495	15,692,417	15,894,548	15,607,596
Diluted	16,071,292	16,172,657	16,073,860	16,132,869
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006
(unaudited)

		Additional		Total
	Common	Paid in	Retained	Stockholders’
	Stock	Capital	Earnings	Equity
Balance at December 31, 2005	$157,674	$108,063,899	$87,100,602	$195,322,175

Net income	—	—	33,076,177	33,076,177
Exercise of stock options, warrants and vesting of restricted shares	1,541	1,688,205	—	1,689,746
Amortization of stock-based compensation	—	1,543,670	—	1,543,670
FAS123R adoption reclass of payroll liability to additional paid in capital	—	426,752	—	426,752
Income tax benefit from share based compensation	—	1,664,837	—	1,664,837

Balance at September 30, 2006	$159,215	$113,387,363	$120,176,779	$233,723,357

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
Operating activities:
Net income	$33,076,177	$27,323,350
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of stock based compensation	1,543,670	718,942
Income tax benefit from share based compensation	—	1,788,148
Depreciation and amortization	3,770,940	3,268,654
Deferred tax expense	6,624,758	8,213,785
Changes in operating assets and liabilities:
Other assets	800,635	1,742,935
Accounts payable	430,621	313,433
Income taxes	(3,716,571)	3,303,538
Accrued expenses	399,985	241,765
Accrued payroll and bonuses	575,311	1,059,141

Net cash provided by operating activities	43,505,526	47,973,691

Cash flows from investing activities:
Purchases of property and equipment	(2,612,726)	(3,074,499)
Acquisition of finance receivables, net of buybacks	(74,203,321)	(56,133,504)
Collections applied to principal on finance receivables	56,084,521	44,075,939
Acquisition of RDS, net of acquisition costs and cash received	—	(14,983,332)
Purchase of auction rate certificates and variable rate demand notes	—	(84,475,000)
Sale of auction rate certificates and variable rate demand notes	—	108,425,000

Net cash used in investing activities	(20,731,526)	(6,165,396)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	1,689,746	1,880,981
Income tax benefit from share based compensation	1,664,837	—
Payments on lines of credit	(15,000,000)	—
Payments on long-term debt	(345,467)	(655,091)
Payments on capital lease obligations	(106,407)	(148,492)

Net cash (used in) provided by financing activities	(12,097,291)	1,077,398

Net increase in cash and cash equivalents	10,676,709	42,885,693

Cash and cash equivalents, beginning of period	15,984,855	24,512,575

Cash and cash equivalents, end of period	$26,661,564	$67,398,268

Noncash investing and financing activities:
FAS123R adoption reclass of payroll liability to additional paid in capital	$426,752	$—
Acquisition of RDS — Common stock issued	$—	$1,443,763
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Business:
     Portfolio Recovery Associates, LLC (“PRA”) was formed on March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA Inc completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of PRA were exchanged on a one to one basis for warrants and shares of a single class of common stock of PRA Inc. PRA Inc owns all outstanding membership units of PRA, PRA Holding I, LLC (“PRA Holding I”), PRA Receivables Management, LLC (d/b/a Anchor Receivables Management) (“Anchor”), PRA Location Services, LLC (d/b/a IGS Nevada) (“IGS”) and PRA Government Services, LLC (d/b/a Alatax and RDS) (“RDS”). One of PRA Inc’s wholly owned subsidiaries, Thomas West Associates, LLC (“TWA”), was dissolved as an entity on May 8, 2006. PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) are full-service providers of outsourced receivables management and related services. The Company is engaged in the business of purchasing, managing and collecting portfolios of defaulted consumer receivables as well as offering a broad range of accounts receivable management services. The majority of the Company’s business activities involve the purchase, management and collection of defaulted consumer receivables. These are purchased from sellers of finance receivables and collected by a highly skilled staff whose purpose is to locate and contact customers and arrange payment or resolution of their debts. The Company, through its Legal Recovery Department, collects accounts judicially, either by using its own attorneys, or by contracting with independent attorneys throughout the country through whom the Company takes legal action to satisfy consumer debts. The Company also services receivables on behalf of clients on either a commission or transaction-fee basis. Clients include entities in the financial services, auto, retail, utility, health care and government sectors. Services provided to these clients include standard collection services on delinquent accounts, obtaining location information for clients in support of their collection activities (known as skip tracing), and the management of both delinquent and non-delinquent tax receivables for government entities.
     The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I, Anchor, IGS and RDS.
     The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s balance sheet as of September 30, 2006, its income statements for the three and nine month periods ended September 30, 2006 and 2005, its statements of changes in stockholders’ equity for the nine month period ended September 30, 2006 and its statements of cash flows for the nine month periods ended September 30, 2006 and 2005, respectively. The income statements of the Company for the three and nine month periods ended September 30, 2006 and 2005 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2005.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     Prior to January 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-3 is effective. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 (and the amended Practice Bulletin 6), rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting the finance receivables, net, on the balance sheet. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At September 30, 2006 and 2005, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $1,429,416 and $1,656,746, respectively.
     The Company establishes valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At September 30, 2006 and 2005, the Company had an allowance against its finance receivables of $850,000 and $0, respectively. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at September 30, 2006 and 2005 was $1,222,051 and $998,192, respectively. During the three and nine months ended September 30, 2006 the Company capitalized $130,398 and $593,855, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2005 the Company capitalized $228,150 and $353,730, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2006 the Company amortized $116,358 and $399,873, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2005 the Company amortized $138,193 and $454,054, respectively, of these direct acquisition fees.
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
     As of September 30, 2006 and 2005, the Company had $211,763,470 and $117,246,471, respectively, remaining of finance receivables. Changes in finance receivables for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance at beginning of period	$197,437,703	$114,837,794	$193,644,670	$105,188,906
Acquisitions of finance receivables, net of buybacks	32,249,112	15,916,690	74,203,321	56,133,504

Cash collections	(59,683,766)	(47,495,493)	(177,612,081)	(144,136,060)
Income recognized on finance receivables	41,760,421	33,987,480	121,527,560	100,060,121

Cash collections applied to principal	(17,923,345)	(13,508,013)	(56,084,521)	(44,075,939)

Balance at end of period	$211,763,470	$117,246,471	$211,763,470	$117,246,471

     As of September 30, 2006 the Company had $211,763,470 in finance receivables. Based upon current projections, cash collections applied to principal are estimated to be as follows for the twelve months in the periods ending:

September 30, 2007	$60,416,801
September 30, 2008	50,296,729
September 30, 2009	35,766,478
September 30, 2010	29,462,760
September 30, 2011	25,881,540
September 30, 2012	9,916,887
September 30, 2013	22,275

$211,763,470

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of September 30, 2006 and 2005. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance at beginning of period	$309,144,275	$224,453,203	$299,280,328	$202,841,339
Income recognized on finance receivables	(41,760,421)	(33,987,480)	(121,527,560)	(100,060,121)
Additions	42,156,860	20,054,019	91,190,556	60,482,154
Reclassifications from nonaccretable difference	11,887,947	22,268,147	52,485,337	69,524,517

Balance at end of period	$321,428,661	$232,787,889	$321,428,661	$232,787,889

     During the three and nine months ended September 30, 2006, the Company recorded $275,000 and $650,000 in allowance charges on three pools that had recently underperformed expectations. There was no allowance charge during the three and nine months ended September 30, 2005. The change in the valuation allowance for the three and nine months ended September 30, 2006 is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Balance at beginning of period	$575,000	$200,000
Allowance charges recorded	275,000	650,000
Reversal of previously recorded allowance charges	—	—

Change in allowance charge	275,000	650,000

Balance at end of period	$850,000	$850,000

     During the three and nine months ended September 30, 2006, the Company purchased $1.19 billion and $6.73 billion of face value of charged-off consumer receivables. During the three and nine months ended September 30, 2005, the Company purchased $445.3 million and $2.47 billion of face value of charged-off consumer receivables. At September 30, 2006, the estimated remaining collections on the receivables purchased in the three and nine months ended September 30, 2006 were $73,548,376 and $149,818,363, respectively. At September 30, 2006, the estimated remaining collections on the receivables purchased in the three and nine months ended September 30, 2005 were $28,113,362 and $79,385,100, respectively.
3. Investments:
     The Company accounts for its investments under the guidance of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company typically invests in variable rate auction rate certificates and variable rate demand notes which it classifies as available-for-sale securities. At September 30, 2006 and 2005, the Company did not have any investments on the Balance Sheet; however, it did purchase investments during the three and nine months ended September 30, 2005. No investments were purchased during 2006. These securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these investments. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments and all income generated was recorded as interest income. The Company may continue to invest in these types of securities within a given reporting period.

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
     On November 29, 2005, the Company entered into a Loan and Security Agreement for a revolving line of credit jointly offered by Bank of America, N. A. and Wachovia Bank, National Association. This agreement was amended on May 9, 2006, to include RBC Centura Bank as an additional lender. The agreement is a revolving line of credit in an amount equal to the lesser of $75,000,000 or 20% of the Company’s estimated remaining collections of all its eligible asset pools. Borrowings under the new revolving credit facility will bear interest at a floating rate equal to the LIBOR Market Index Rate plus 1.75% and expires on November 29, 2008. The loan is collateralized by substantially all the tangible and intangible assets of the Company. The agreement provides for:
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
     This facility had no amounts outstanding at September 30, 2006. As of September 30, 2006, the Company is in compliance with all of the covenants of this agreement.
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
     The three outstanding loans are collateralized by the related asset and are subject to the following covenants:
•	net worth greater than $20,000,000, and;

•	a cash flow coverage ratio of at least 1.5 to 1 calculated on a rolling twelve-month average.
6. Property and Equipment, net:
     Property and equipment, at cost, consist of the following as of the dates indicated:

	September 30,	December 31,
	2006	2005
Software	$4,791,875	$3,253,454
Computer equipment	4,159,707	3,626,353
Furniture and fixtures	2,418,360	2,182,388
Equipment	2,995,103	2,743,966
Leasehold improvements	1,683,003	1,644,566
Building and improvements	1,718,195	1,714,353
Land	156,200	150,922
Less accumulated depreciation	(10,192,750)	(8,129,584)

Property and equipment, net	$7,729,693	$7,186,418

     Depreciation expense for the three and nine months ended September 30, 2006 was $711,337 and $2,069,451. Depreciation expense for the three and nine months ended September 30, 2005 was $637,095 and $1,727,384.
     Beginning in July 2006 upon initiation of certain internally developed software projects, in accordance with the provisions of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company began capitalizing qualifying computer software costs incurred during the application development stage and amortizing them over their estimated useful life of three years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of September 30, 2006, the Company has incurred and captitalized $74,091 of these direct payroll costs related to software developed for internal use. These costs are for projects that are in the development stage and therefore are a component of Other Assets. Once the projects are completed the costs will be transferred to Software and amortized over their estimated useful life of three to five years.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. Intangible Assets, net:
     With the acquisition of IGS on October 1, 2004 and RDS on July 29, 2005, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements and goodwill. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is amortizing the IGS client relationships over seven years, the RDS customer relationships over ten years and the non-compete agreements over three years for both the IGS and RDS acquisitions. The Company reviews these relationships at least annually for impairment. Total amortization expense was $567,163 and $1,701,489 for the three and nine months ended September 30, 2006. Total amortization expense was $651,554 and $1,541,270 for the three and nine months ended September 30, 2005. In addition, goodwill, pursuant to SFAS 142, is not amortized but rather is reviewed at least annually for impairment. The annual review, which is conducted as of October 1, 2006, has not been completed at the time of the filing of this Form 10-Q.
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
     Effective January 1, 2002, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2002. All stock-based compensation measured under the provisions of APB 25 became fully vested during 2002. All stock-based compensation expense recognized thereafter was derived from stock-based compensation based on the fair value method prescribed in SFAS 123. Effective January 1, 2006, the Company adopted FASB Statement No. 123R (“SFAS 123R”), “Share-Based Payment” using the modified prospective approach. The adoption of SFAS 123R resulted in a reclassification which increased cash flows from financing activities and decreased cash flows from operating activities by $1,664,837 relating to income tax benefits from share based compensation and increased equity by $426,752 for the nine months ended September 30, 2006. The adoption of SFAS 123R had no material impact on the Company’s Income Statement. The adoption of SFAS 123R had no impact on previously reported interim periods. As of September 30, 2006, total future compensation costs related to nonvested awards of stock options and nonvested shares are $7,089,123 with a weighted average remaining life of 3.3 years for stock options and 4.0 years for nonvested shares. Based upon historical data, the Company used an annual forfeiture rate of 3.38% for stock options and 2.90% for nonvested shares for most of the employee grants. Grants made to key employee hires and directors of the Company were assumed to have no forfeiture rates associated with them due to the low turnover among this group. In addition, commensurate with the adoption of SFAS 123R, all previous references to “restricted” stock are now referred to as “nonvested” shares.
     Total equity-based compensation expense was $573,700 and $1,543,670 for the three and nine months ended September 30, 2006, respectively. Total equity-based compensation expense was $331,211 and $808,684 for the three and nine months ended September 30, 2005, respectively.
Stock Warrants
     Prior to the IPO, the PRA management committee was authorized to issue warrants to partners, employees or vendors to purchase membership units. Generally, warrants granted had a term between five and seven years and vested within three years. Warrants had been issued at or above the fair market value on the date of grant. Warrants vest and expire according to terms established at the grant date. All warrants became fully vested at the Company’s IPO in 2002. During the three and nine months ended September 30, 2006 and 2005, no warrants were issued.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The following summarizes all warrant related transactions from December 31, 2002 through September 30, 2006:

	Warrants	Weighted Average
	Outstanding	Exercise Price
December 31, 2002	2,185,000	$4.30
Exercised	(2,026,000)	4.17
Cancelled	(51,500)	9.72

December 31, 2003	107,500	4.20
Exercised	(67,500)	4.20

December 31, 2004	40,000	4.20
Exercised	(36,250)	4.20

December 31, 2005	3,750	4.20
Exercised	(3,750)	4.20

September 30, 2006	—	$—

     As of September 30, 2006, all warrants have been exercised and/or cancelled and there are no warrants outstanding.
Stock Options
     The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 (the “Amended Plan”) to enable the Company to issue nonvested shares of stock to its employees and directors. The Amended Plan was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012. All options and nonvested shares issued under the Amended Plan vest ratably over five years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. As of September 30, 2006, 895,000 options have been granted under the Amended Plan, of which 107,575 have been cancelled.
     Prior to January 1, 2006, options were expensed under SFAS 123 and were included in operating expenses as a component of compensation. Effective January 1, 2006, the Company adopted and began expensing options under SFAS 123R. The expense is included in operating expenses as a component of compensation. The Company issued no options during the three and nine months ended September 30, 2006 and 2005. All of the stock options which have been issued under the Amended Plan were issued to employees of the Company except for 40,000 which were issued to non-employee directors.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The following summarizes all option related transactions from December 31, 2002 through September 30, 2006:

	Options	Weighted Average
	Outstanding	Exercise Price
December 31, 2002	807,850	$13.06
Granted	55,000	27.88
Exercised	(50,915)	13.00
Cancelled	(14,025)	13.00

December 31, 2003	797,910	14.09
Granted	20,000	28.79
Exercised	(63,511)	13.30
Cancelled	(47,940)	13.00

December 31, 2004	706,459	14.65
Exercised	(181,910)	13.22
Cancelled	(20,040)	15.63

December 31, 2005	504,509	15.12
Exercised	(127,175)	13.16
Cancelled	(13,420)	13.00

September 30, 2006	363,914	$15.88

     The following information is as of September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$13.00	288,414	3.1	$13.00	26,274	$13.00
$16.16	7,500	3.1	16.16	3,500	16.16
$27.77 - $29.79	68,000	3.9	28.07	37,000	27.99

Total at September 30, 2006	363,914	3.3	$15.88	66,774	$21.47

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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     The following summarizes all nonvested stock transactions from December 31, 2002 through September 30, 2006:

		Weighted
	Nonvested	Average
	Shares	Price at
	Outstanding	Grant Date
December 31, 2002	—	$—
Granted	13,045	27.57

December 31, 2003	13,045	27.57
Granted	84,350	26.94
Vested	(2,609)	27.57
Cancelled	(4,900)	26.08

December 31, 2004	89,886	27.06
Granted	74,600	41.92
Vested	(17,389)	27.10
Cancelled	(11,760)	30.40

December 31, 2005	135,337	34.96
Granted	77,500	46.99
Vested	(23,114)	34.15
Cancelled	(16,255)	36.60

September 30, 2006	173,468	$40.29

9. Earnings per Share:
     Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock warrants, stock options and nonvested stock awards. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2006 and 2005:

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	For the three months ended September 30,
		2006			2005
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$11,243,499	15,915,495	$0.71	$9,341,822	15,692,417	$0.60
Dilutive effect of stock warrants, options and restricted stock awards		155,797			480,240

Diluted EPS	$11,243,499	16,071,292	$0.70	$9,341,822	16,172,657	$0.58

	For the nine months ended September 30,
		2006			2005
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$33,076,178	15,894,548	$2.08	$27,323,350	15,607,596	$1.75
Dilutive effect of stock warrants, options and restricted stock awards		179,312			525,273

Diluted EPS	$33,076,178	16,073,860	$2.06	$27,323,350	16,132,869	$1.69

     There were no antidilutive options outstanding as of September 30, 2006 or 2005.
10. Commitments and Contingencies:
Employment Agreements:
     The Company has employment agreements with all of its executive officers and with several members of its senior management group, the terms of which expire on December 31, 2008, or, in the case of the senior managers of IGS, on December 31, 2007. Such agreements provide for base salary payments as well as bonus entitlement, based on the attainment of specific personal and Company goals. Estimated future compensation under these agreements is approximately $9,591,700 and is expected to be paid through December 31, 2008. The agreements also contain confidentiality and non-compete provisions.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     On July 13, 2006, The FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on its financial statements.
     On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company is currently evaluating the impact SAB 108 will have on its financial statements.
     On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact SFAS 157 will have on its financial statements.

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

Results of Operations
     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Income recognized on finance receivables	87.3%	90.6%	87.2%	91.6%
Commissions	12.7%	9.4%	12.8%	8.4%

Total revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Compensation and employee services	30.4%	29.9%	30.8%	29.8%
Outside legal and other fees and services	22.1%	19.8%	21.1%	20.3%
Communications	3.1%	3.0%	3.2%	2.9%
Rent and occupancy	1.2%	1.5%	1.2%	1.4%
Other operating expenses	2.5%	2.2%	2.5%	2.1%
Depreciation and amortization	2.7%	3.4%	2.7%	3.0%

Total operating expenses	62.0%	59.8%	61.5%	59.5%

Income from operations	38.0%	40.2%	38.5%	40.5%
Other income and (expense):
Interest income	0.4%	0.5%	0.3%	0.4%
Interest expense	(0.1%)	(0.2%)	(0.2%)	(0.2%)

Income before income taxes	38.3%	40.5%	38.6%	40.7%
Provision for income taxes	14.7%	15.6%	14.8%	15.7%

Net income	23.6%	24.9%	23.8%	25.0%

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
Three Months Ended September 30, 2006 Compared To Three Months Ended September 30, 2005
Revenue
     Total revenue was $47.8 million for the three months ended September 30, 2006, an increase of $10.3 million or 27.5% compared to total revenue of $37.5 million for the three months ended September 30, 2005.
Income Recognized on Finance Receivables
     Income recognized on finance receivables was $41.8 million for the three months ended September 30, 2006, an increase of $7.8 million or 23.0% compared to income recognized on finance receivables of $34.0 million for the three months ended September 30, 2005. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $59.7 million from $47.5 million, an increase of 25.7%. Our amortization rate, including the allowance charge, on our owned portfolio for the three months ended September 30, 2006 was 30.0% while for the three months ended September 30, 2005 it was 28.4%. During the three months ended September 30, 2006, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $1.19 billion at a cost of $35.6 million. During the three months ended September 30, 2005, we acquired defaulted consumer receivable portfolios with an aggregate face value of $445.3 million at a cost of $16.5 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price, we intend to target a similar internal rate of return in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.

     Income recognized on finance receivables is shown net of valuation allowances recognized under SOP 03-3, which requires that a valuation allowance be taken for decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended September 30, 2006 and 2005 we recorded allowance charges of $275,000 and $0, respectively.
Commissions
     Commissions were $6.1 million for the three months ended September 30, 2006, an increase of $2.6 million or 74.3% compared to commissions of $3.5 million for the three months ended September 30, 2005. Commissions increased as a result of the addition of our RDS government processing and collection business, as well as increases in revenue generated by our Anchor contingent fee business and IGS fee-for-service business compared to the prior year period.
Operating Expenses
     Total operating expenses were $29.7 million for the three months ended September 30, 2006, an increase of $7.3 million or 32.6% compared to total operating expenses of $22.4 million for the three months ended September 30, 2005. Total operating expenses, including compensation and employee services expenses, were 45.1% of cash receipts excluding sales for the three months ended September 30, 2006 compared to 44.0% for the same period in 2005.
Compensation and Employee Services
     Compensation and employee services expenses were $14.6 million for the three months ended September 30, 2006, an increase of $3.4 million or 30.4% compared to compensation and employee services expenses of $11.2 million for the three months ended September 30, 2005. Compensation and employee services expenses increased as total employees grew 27.8% to 1,284 at September 30, 2006 from 1,005 at September 30, 2005. Compensation and employee services expenses as a percentage of cash receipts excluding sales increased to 22.1% for the three months ended September 30, 2006 from 22.0% of cash receipts excluding sales for the same period in 2005 as a result of increased collector headcount as well as increases in salaries related to the hiring of non-collection personnel including several key new employees in our Information Technology department.
Outside Legal and Other Fees and Services
     Outside legal and other fees and services expenses were $10.6 million for the three months ended September 30, 2006, an increase of $3.2 million or 43.3% compared to outside legal and other fees and services expenses of $7.4 million for the three months ended September 30, 2005. Of the $3.2 million increase, $0.4 million was attributable to increases in outside fees and services, $0.5 million was attributable to increases in agency fees mainly incurred by our IGS subsidiary and $0.4 million was attributable in increases in corporate legal expenses mainly incurred as a result of the investigation requested by the audit committee that occurred during the third quarter of 2006. The remaining $1.9 million of the increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth we experienced in our portfolio of defaulted consumer receivables and a portfolio management strategy shift implemented in mid-2002. This strategy resulted in us referring to the legal suit process more previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections represented 29.8% of total cash receipts for the three months ended September 30, 2006 compared to 32.4% for the three months ended September 30, 2005. Total legal expenses for the three months ended September 30, 2006 were 38.6% of legal cash collections compared to 34.5% for the three months ended September 30, 2005. Legal fees and costs increased from $5.7 million for the three months ended September 30, 2005 to $7.6 million, or an increase of 33.3%, for the three months ended September 30, 2006.
Communications
     Communications expenses were $1.5 million for the three months ended September 30, 2006, an increase of $0.4 million or 36.4% compared to communications expenses of $1.1 million for the three months ended September 30, 2005. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailing expenses were responsible for 78.5% of this increase, while the remaining 21.5% was attributable to higher telephone expenses.

Rent and Occupancy
     Rent and occupancy expenses were $573,000 for the three months ended September 30, 2006, an increase of $18,000 or 3.3% compared to rent and occupancy expenses of $555,000 for the three months ended September 30, 2005. The increase was due to the addition of our new RDS facility as well as increased utility charges.
Other Operating Expenses
     Other operating expenses were $1,212,000 for the three months ended September 30, 2006, an increase of $378,000 or 45.3% compared to other operating expenses of $834,000 for the three months ended September 30, 2005. The increase was due to increases in travel and meals, repairs and maintenance, hiring expenses, taxes, fees and licenses and miscellaneous expenses. Travel and meals expenses increased by $125,000, repairs and maintenance expenses increased by $32,000, hiring expenses increased by $40,000, taxes, fees and licenses increased by $58,000 and miscellaneous expenses increased by $123,000.
Depreciation and Amortization
     Depreciation and amortization expenses were $1.3 million for the three months ended September 30, 2006, which remained constant when compared to depreciation and amortization expenses of $1.3 million for the three months ended September 30, 2005.
Interest Income
     Interest income was $171,000 for the three months ended September 30, 2006, a decrease of $17,000 compared to interest income of $188,000 for the three months ended September 30, 2005. This decrease is the result of reduced invested cash and investment balances in the 2006 quarter versus the same period in 2005.
Interest Expense
     Interest expense was $66,000 for the three months ended September 30, 2006, an increase of $7,000 compared to interest expense of $59,000 for the three months ended September 30, 2005. The increase is due to the larger unused line fee on our new revolving line of credit during the quarter versus the old line of credit as compared in the comparative period in 2005.
Nine Months Ended September 30, 2006 Compared To Nine Months Ended September 30, 2005
Revenue
     Total revenue was $139.4 million for the nine months ended September 30, 2006, an increase of $30.2 million or 27.7% compared to total revenue of $109.2 million for the nine months ended September 30, 2005.
Income Recognized on Finance Receivables
     Income recognized on finance receivables was $121.5 million for the nine months ended September 30, 2006, an increase of $21.4 million or 21.4% compared to income recognized on finance receivables of $100.1 million for the nine months ended September 30, 2005. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $177.6 million from $144.1 million, an increase of 23.3%. Our amortization rate on our owned portfolio for the nine months ended September 30, 2006 was 31.6% while for the nine months ended September 30, 2005 it was 30.6%. During the nine months ended September 30, 2006, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $6.73 billion at a cost of $79.7 million. During the nine months ended September 30, 2005, we acquired defaulted consumer receivable portfolios with an aggregate face value of $2.47 billion at a cost of $57.3 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation.

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
     Income recognized on finance receivables is shown net of valuation allowances recognized under SOP 03-3, which requires that a valuation allowance be taken for decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the nine months ended September 30, 2006 and 2005 we recorded allowance charges of $650,000 and $0, respectively.
Commissions
     Commissions were $17.8 million for the nine months ended September 30, 2006, an increase of $8.7 million or 95.6% compared to commissions of $9.1 million for the nine months ended September 30, 2005. Commissions increased as a result of the addition of our RDS government processing and collection business, as well as increases in revenue generated by our Anchor contingent fee business and IGS fee-for-service business as compared to the prior year period.
Operating Expenses
     Total operating expenses were $85.7 million for the nine months ended September 30, 2006, an increase of $20.7 million or 31.9% compared to total operating expenses of $65.0 million for the nine months ended September 30, 2005. Total operating expenses, including compensation and employee services expenses, were 43.9% of cash receipts excluding sales for the nine months ended September 30, 2006 compared with 42.4% for the same period in 2005.
Compensation and Employee Services
     Compensation and employee services expenses were $43.0 million for the nine months ended September 30, 2006, an increase of $10.5 million or 32.3% compared to compensation and employee services expenses of $32.5 million for the nine months ended September 30, 2005. Compensation and employee services expenses increased as total employees grew to 1,284 at September 30, 2006 from 1,005 at September 30, 2005. Compensation and employee services expenses as a percentage of cash receipts excluding sales increased to 22.0% for the nine months ended September 30, 2006 from 21.2% of cash receipts excluding sales for the same period in 2005 as a result of increased collector headcount as well as increases in salaries related to the hiring of non-collection personnel including several key new employees in our Information Technology department.
Outside Legal and Other Fees and Services
     Outside legal and other fees and services expenses were $29.4 million for the nine months ended September 30, 2006, an increase of $7.2 million or 32.4% compared to outside legal and other fees and services expenses of $22.2 million for the nine months ended September 30, 2005. Of the $7.2 million increase, $1.3 million was attributable to increases in outside fees and services, $0.7 million was attributable to increases in agency fees mainly incurred by our IGS subsidiary and $0.5 million was attributable in increases in corporate legal expenses mainly incurred as a result of the investigation requested by the audit committee that occurred during the third quarter of 2006. The remaining $4.7 million of the increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth we experienced in our portfolio of defaulted consumer receivables, and a portfolio management strategy shift implemented in mid-2002. This strategy resulted in us referring to the legal suit process previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations. Legal cash collections represented 28.8% of total cash receipts for the nine months ended September 30, 2006, compared to 30.7% for the nine months ended September 30, 2005. Total legal expenses for the nine months ended September 30, 2006 were 37.3% of legal cash collections compared to 34.6% for the nine months ended September 30, 2005. Legal fees and costs increased from $16.3 million for the nine months ended September 30, 2005 to $21.0 million, or 28.8%, for the nine months ended September 30, 2006.

Communications
     Communications expenses were $4.4 million for the nine months ended September 30, 2006, an increase of $1.2 million or 37.5% compared to communications expenses of $3.2 million for the nine months ended September 30, 2005. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 83.0% of this increase, while the remaining 17.0% is attributable to higher telephone expenses.
Rent and Occupancy
     Rent and occupancy expenses were $1.7 million for the nine months ended September 30, 2006, an increase of $0.2 million or 13.3% compared to rent and occupancy expenses of $1.5 million for the nine months ended September 30, 2005. Our new IGS and RDS facilities accounted for $115,000 of the increase. The remaining increase was due mainly to increased utility charges.
Other Operating Expenses
     Other operating expenses were $3,494,000 for the nine months ended September 30, 2006, an increase of $1,178,000 or 50.9% compared to other operating expenses of $2,316,000 for the nine months ended September 30, 2005. The increase was due mainly to increases in miscellaneous expenses, travel and meals, hiring expenses, repairs and maintenance, taxes, fees and licenses, dues and subscriptions and advertising and marketing expenses. Miscellaneous expenses increased by $350,000, travel and meals increased by $338,000, hiring expenses increased by $167,000, repairs and maintenance expenses increased by $125,000, taxes, fees and licenses increased by $108,000, dues and subscriptions increased by $50,000 and advertising and marketing expenses increased by $40,000.
Depreciation and Amortization
     Depreciation and amortization expenses were $3.8 million for the nine months ended September 30, 2006, an increase of $500,000 or 15.2% compared to depreciation and amortization expenses of $3.3 million for the nine months ended September 30, 2005. The increase was attributable to the depreciation and amortization of the acquired assets of RDS and the continued capital expenditures on equipment, software and computers related to our growth and systems upgrades. The amortization of our intangible assets accounted for 31.9% of the increase while the remaining increase of 68.1% resulted from continued capital expenditures on equipment, software and computers.
Interest Income
     Interest income was $415,000 for the nine months ended September 30, 2006, a decrease of $61,000 or 12.8% compared to interest income of $476,000 for the nine months ended September 30, 2005. This decrease is the result of reduced invested cash and investment balances in the first nine months of 2006 versus the same period in 2005.
Interest Expense
     Interest expense was $309,000 for the nine months ended September 30, 2006, an increase of $123,000 or 66.1% compared to interest expense of $186,000 for the nine months ended September 30, 2005. The increase is due mainly to the larger unused line fee on our new revolving line of credit during the first nine months of 2006 versus the old line of credit as compared in the comparative period in 2005.

Supplemental Performance Data
Owned Portfolio Performance:
     The following table shows our portfolio buying activity by year, setting forth, among other things, the purchase price, unamortized purchase price (finance receivables, net), actual cash collections and estimated remaining cash collections as of September 30, 2006.
($ in thousands)

		Unamortized	Percentage	Actual Cash				Total Estimated
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated	Collections to
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to	Purchase Price
Period	Price(1)	September 30, 2006 (2)	at September 30, 2006 (3)	Sales	Collections (4)	Collections (5)	Purchase Price (6)	Adjusted (7)
1996	$3,080	$0	0%	$9,663	$64	$9,727	316%	316%
1997	$7,685	$0	0%	$23,789	$257	$24,046	313%	313%
1998	$11,089	$0	0%	$34,075	$488	$34,563	312%	312%
1999	$18,898	$0	0%	$60,284	$1,443	$61,727	327%	327%
2000	$25,015	$0	0%	$94,369	$4,981	$99,350	397%	397%
2001	$33,467	$715	2%	$137,555	$14,550	$152,105	454%	454%
2002	$42,278	$2,748	6%	$139,084	$20,897	$159,981	378%	378%
2003	$61,463	$9,325	15%	$161,153	$46,345	$207,498	338%	338%
2004	$59,335	$17,773	30%	$95,884	$64,304	$160,188	270%	278%
2005	$144,319	$110,342	76%	$75,658	$230,044	$305,702	212%	228%
YTD 2006	$77,141	$70,860	92%	$12,104	$149,818	$161,922	210%	223%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Unamortized purchase price balance refers to the purchase price less amortization over the life of the portfolio.

(3)	Percentage of purchase price remaining unamortized refers to the amount of unamortized purchase price divided by the purchase price.

(4)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(5)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(6)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

(7)	Total estimated collections to purchase price adjusted refers to the total estimated collections divided by the purchase price after removing the impact of purchased bankrupt accounts.

     The following graph shows the purchase price of our owned portfolios by year beginning in 1996 and includes the year to date acquisition amount for the nine months ended September 30, 2006 and 2005. The purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts.
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
     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates our ability to realize significant multi-year cash collection streams on our owned pools:
Cash Collections By Year, By Year of Purchase

($ in thousands)

Purchase	Purchase	Cash Collection Period										YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$187	$9,601
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	490	$23,293
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,148	$34,037
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	2,393	$59,591
2000	25,015	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	6,387	$93,907
2001	33,467	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	12,827	$132,065
2002	42,278	—	—	—	—	—	—	15,073	36,258	35,742	32,497	19,503	$139,073
2003	61,463	—	—	—	—	—	—	—	24,308	49,706	52,640	34,500	$161,154
2004	59,335	—	—	—	—	—	—	—	—	18,019	46,475	31,385	$95,879
2005	144,319	—	—	—	—	—	—	—	—	—	18,968	56,689	$75,657
YTD 2006	77,141	—	—	—	—	—	—	—	—	—	—	12,104	$12,104

Total	$483,770	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$191,376	$177,613	$836,361

     When we acquire a new pool of finance receivables, our estimates typically result in a 84 - 96 month projection of cash collections. The following chart shows our historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase, adjusted for buybacks.
Actual Cash Collections and Cash Sales vs. Original Projections
($ in millions)
Owned Portfolio Personnel Performance:
     We measure the productivity of each collector each month, breaking results into groups of similarly tenured collectors. The following three tables display various productivity measures that we track.
Collector by Tenure

Collector FTE at:	12/31/02	12/31/03	12/31/04	12/31/05	09/30/05	09/30/06
One year + [1]	210	241	298	327	324	324
Less than one year [2]	223	338	349	364	268	402
Total [2]	433	579	647	691	592	726

[1]	Calculated based on actual employees (collectors) with one year of service or more.

[2]	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.
Monthly Cash Collections by Tenure 1

Average performance YTD	12/31/02	12/31/03	12/31/04	12/31/05	09/30/05	09/30/06
One year + [2]	$16,927	$18,158	$17,129	$16,694	$16,833	$18,120
Less than one year [3]	$8,689	$8,303	$9,363	$8,491	$8,931	$8,960

1 Cash collection numbers include only accounts assigned to collectors. Significant cash collections do occur on “unassigned” accounts.
2 Calculated using average YTD monthly cash collections of all collectors with one year or more of tenure.
3 Calculated using weighted average YTD monthly cash collections of all collectors with less than one year of tenure, including those in training.
YTD Cash Collections per Hour Paid 1

Average performance YTD	12/31/02	12/31/03	12/31/04	12/31/05	09/30/05	09/30/06
Total cash collections	$96.37	$108.27	$117.59	$133.39	$136.18	$147.54
Non-legal cash collections	$77.72	$80.10	$82.06	$89.25	$91.79	$100.80

[1]	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

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
Cash Collections (1) vs. Income Recognized on Finance Receivables

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
Quarterly Cash Collections(1)

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance at beginning of period	$197,437,703	$114,837,794	$193,644,670	$105,188,906
Acquisitions of finance receivables, net of buybacks (1)	32,249,112	15,916,690	74,203,321	56,133,504
Cash collections applied to principal on finance receivables (2)	(17,923,345)	(13,508,013)	(56,084,521)	(44,075,939)

Balance at end of period	$211,763,470	$117,246,471	$211,763,470	$117,246,471

Estimated Remaining Collections (“ERC”)(3)	$533,192,132	$350,034,361	$533,192,132	$350,034,361

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item; however, it is provided here for informational purposes.
     The following tables categorize our owned portfolios as of September 30, 2006 into the major asset types and account types represented, respectively:

			Life to Date Purchased Face
	No. of		Value of Defaulted Consumer
Asset Type	Accounts	%	Receivables (1)%
Visa/MasterCard/Discover	5,335,151	50.3%	$16,083,847,263	69.4%
Consumer Finance	3,025,366	28.5%	2,721,681,231	11.8%
Private Label Credit Cards	1,986,033	18.7%	2,721,053,272	11.8%
Auto Deficiency	269,111	2.5%	1,631,038,237	7.0%

Total:	10,615,661	100.0%	$23,157,620,003	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).

     The following chart shows details of our life to date buying activity as of September 30, 2006. We actively seek to purchase both bankrupt and non-bankrupt accounts at any point in the delinquency cycle.

			Life to Date Purchased Face
			Value of Defaulted Consumer
Account Type	No. of Accounts	%	Receivables (1)%
Fresh	248,088	2.3%	$977,119,262	4.2%
Primary	1,135,342	10.7%	2,701,407,979	11.6%
Secondary	1,919,895	18.1%	3,820,775,310	16.5%
Tertiary	2,954,063	27.8%	3,677,479,193	15.9%
BK Trustees (2)	2,817,283	26.5%	5,712,766,540	24.7%
Other (2)	1,540,990	14.6%	6,268,071,719	27.1%

Total:	10,615,661	100.0%	$23,157,620,003	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).

(2)	Included in “Other” are purchased accounts that were previously included in “BK Trustees.” These accounts have been reclassified to more properly reflect historical buying and the nature of the accounts.
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
     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically as of September 30, 2006:

			Life to Date Purchased Face		Original Purchase Price of
Geographic	No. of		Value of Defaulted Consumer		Defaulted Consumer
Distribution	Accounts	%	Receivables (1)%		Receivables (2)%

Texas	2,108,748	20%	$2,867,498,158	12%	$60,173,591	12%
California	1,032,668	10%	2,771,920,861	12%	52,963,843	11%
Florida	811,271	8%	2,306,440,331	10%	46,068,542	9%
New York	615,775	6%	1,662,590,662	7%	35,728,651	7%
Pennsylvania	313,653	3%	871,512,580	4%	20,554,499	4%
New Jersey	249,234	2%	801,351,094	3%	15,691,973	3%
Ohio	347,193	3%	766,208,887	3%	16,785,243	3%
Illinois	349,332	3%	755,229,924	3%	16,839,041	3%
North Carolina	296,225	3%	723,845,290	3%	16,993,008	3%
Georgia	274,045	3%	644,312,001	3%	16,766,297	3%
Michigan	293,943	3%	583,619,674	3%	14,194,451	3%
Massachusetts	226,754	2%	536,336,947	2%	10,626,449	2%
Virginia	190,943	2%	433,899,042	2%	10,453,330	2%
Arizona	158,983	1%	427,833,339	2%	8,404,028	2%
Maryland	169,491	2%	418,997,085	2%	8,659,202	2%
Missouri	304,095	3%	415,068,967	2%	8,945,383	2%
Other (3)	2,873,308	26%	6,170,955,161	27%	135,225,350	29%

Total:	10,615,661	100%	$23,157,620,003	100%	$495,072,881	100%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).

(2)	The “Original Purchase Price of Defaulted Consumer Receivables” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.
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
     Our operating activities provided cash of $43.5 million and $48.0 million for the nine months ended September 30, 2006 and 2005, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received for the period which increased from $27.3 million for the nine months ended September 30, 2005 to $33.1 million for the nine months ended September 30, 2006. The remaining increase was due to changes in other accounts related to our operating activities.
     Our investing activities used cash of $20.7 million and $6.2 million during the nine months ended September 30, 2006 and 2005, respectively. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of auction rate certificates and variable rate demand notes and purchases of property and equipment. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables and the sale of auction rate certificates and variable rate demand notes.
     Our financing activities used cash of $12.1 million and provided cash of $1.1 million during the nine months ended September 30, 2006 and 2005, respectively. Cash used in financing activities is primarily driven by payments on our revolving lines of credit, long term debt and capital lease obligations. Cash is provided by proceeds from debt financing, stock option exercises and income tax benefits from share based compensation.
     Cash paid for interest expenses was $342,188 and $186,000 for the nine months ended September 30, 2006 and 2005, respectively. The interest expenses were paid for our revolving lines of credit, capital lease obligations and other long-term debt.
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
• tangible net worth of at least 100% of prior quarter tangible net worth plus 25% of cumulative positive net income since the end of such fiscal quarter, plus 100% of the net proceeds from any equity offering; and
• restrictions on change of control.
     This facility had no amounts outstanding at September 30, 2006. As of September 30, 2006 we are in compliance with all of the covenants of this agreement.
     As of September 30, 2006 there are three loans outstanding. On February 20, 2002, one of our subsidiaries entered into an additional arrangement for a $500,000 commercial loan in order to finance construction of a parking lot at our Norfolk, Virginia location. This loan bears interest at a fixed rate of 6.47% and matures on September 1, 2007. On May 1, 2003, we entered into a commercial loan agreement in the amount of $975,000 to finance equipment purchases for our Hampton, Virginia location. This loan bears interest at a fixed rate of 4.25% and matures on May 1, 2008. On January 9, 2004, we entered into a commercial loan agreement in the amount of $750,000 to finance equipment purchases at our newly leased Norfolk facility. This loan bears interest at a fixed rate of 4.45% and matures on January 1, 2009. The loans are collateralized by the related asset and require us to maintain net worth greater than $20 million and a cash flow coverage ratio of at least 1.5 to 1.0 calculated on a rolling twelve-month average.
Contractual Obligations
     Our contractual obligations as of September 30, 2006 are as follows:

			Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$15,697,051	$2,243,179	$4,863,804	$4,192,855	$4,397,213
Long-Term Debt	842,890	492,620	350,270	—	—
Capital Lease Obligations	291,321	148,539	142,782	—	—
Purchase Commitments (1)	42,184,524	41,991,179	193,345	—	—
Employment Agreements	9,591,700	4,481,088	5,110,612	—	—

Total	$68,607,486	$49,356,605	$10,660,813	$4,192,855	$4,397,213

(1)	The Purchase Commitments’ amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of $37.9 million. In addition, $2 million represents the potential payout we may incur as additional purchase price in association with the acquisition of the assets of IGS Nevada, Inc. The earn out provisions are defined in the asset purchase agreement dated October 1, 2004 between the owners of IGS Nevada, Inc. and Portfolio Recovery Associates, Inc.
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

     On July 13, 2006, The FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our financial statements.
     On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We are currently evaluating the impact SAB 108 will have on our financial statements.
     On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact SFAS 157 will have on our financial statements.
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
     In accordance with SOP 03-3, valuation allowances are established to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). At September 30, 2006, we had a $850,000 valuation allowance on our finance receivables. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.
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
     We believe that, as of September 30, 2006, there was no impairment of goodwill. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts, and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.
     Our exposure to market risk relates to interest rate risk with our variable rate credit line. As of September 30, 2006, we had no variable rate debt outstanding on our revolving credit lines. Currently, we have no variable rate debt outstanding. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
To address the findings of the investigation, the Company has taken appropriate personnel actions with respect to its IT department and has increased its level of oversight of IT issues. The IT employee whose conduct was the principal subject of the investigation is no longer employed by the Company, and two highly qualified IT executives have been added in leadership positions. All IT employees are now required to complete quarterly internal control disclosure statements concerning their knowledge of any breakdowns in the Company’s internal controls. Additionally, the Company has implemented additional professional development for all employees in connection with compliance matters, including distributing regular reminders about the Company’s hotline for fraud and compliance issues via email and other means of communication, mandatory ethics training for all employees and mandatory annual ethics testing.
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

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)
Date: October 30, 2006	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: October 30, 2006	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)