Form 10-K
period 2006-12-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2007-03-01
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
Common Stock, $0.01 par value per share
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006 was $706,688,211 based on the $45.70 closing price as reported on the NASDAQ Global Stock Market.
     The number of shares of the registrant’s Common Stock outstanding as of February 14, 2007 was 15,990,932.
     Documents incorporated by reference: Portions of the Proxy Statement to be filed by April 30, 2007 for our 2007 Annual Meeting of Stockholders are incorporated by reference into Items 11, 12 and 13 of Part III of this Form 10-K.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:
     This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:
•	our ability to purchase defaulted consumer receivables at appropriate prices;

•	changes in the business practices of credit originators in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

•	changes in government regulations that affect our ability to collect sufficient amounts on our acquired or serviced receivables;

•	changes in bankruptcy laws that could negatively affect our business;

•	our ability to employ and retain qualified employees, especially collection personnel;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

•	the degree and nature of our competition;

•	our future ability to comply with the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder;

•	our ability to successfully integrate our IGS and Alatax/RDS businesses (we refer to these businesses in this document as “IGS” and “RDS”, respectively) into our business operations;

•	our ability to secure sufficient levels of placements for our fee-for-service businesses;

•	the sufficiency of our funds generated from operations, existing cash and available borrowings to finance our current operations; and

•	the risk factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).
     You should assume that the information appearing in this annual report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.
     For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the “ Risk Factors” described beginning on page 18, as well as “Business” beginning on page 4 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 30.
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

PART I
Item 1. Business.
General
     We are a full-service provider of outsourced receivables management and related services. Our primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. These are the unpaid obligations of individuals to credit originators, which include banks, credit unions, consumer and auto finance companies and retail merchants. We also provide a broad range of contingent and fee-based services, including collateral-location services for credit originators via IGS, fee-based collections through Anchor Receivables Management (we refer to this business in this document as “ARM”) and revenue administration, audit and debt discovery/recovery services for government entities through RDS which we commenced after our acquisition of the assets of Alatax, Inc. in July 2005. We believe that the strengths of our business are our sophisticated approach to portfolio pricing and servicing, our emphasis on developing and retaining our collection personnel, our sophisticated collections systems and procedures and our relationships with many of the largest consumer lenders in the United States. Our proven ability to service defaulted consumer receivables allows us to offer debt owners a complete outsourced solution to address their defaulted consumer receivables. The defaulted consumer receivables we collect are generally either purchased from sellers of defaulted consumer debt or are collected on behalf of debt owners on a commission fee basis. We intend to continue to build on our strengths and grow our business through the disciplined approach that has contributed to our success to date.
     We use the following terminology throughout our reports: “Cash Receipts” refers to collections on our owned portfolios together with commission income and sales of finance receivables. “Cash Collections” refers to collections on our owned portfolios only, exclusive of commission income and sales of finance receivables. “Amortization Rate” refers to cash collections applied to principal as a percentage of total cash collections. “Income Recognized on Finance Receivables” refers to income derived from our owned debt portfolios and is shown net of valuation allowances. “Cash Sales of Finance Receivables” refers to the sales of our owned portfolios. “Commissions” refers to fee income generated from our wholly-owned contingent fee and fee-for-service subsidiaries.
     We specialize in receivables that have been charged-off by the credit originator. Because the credit originator and/or other debt servicing companies have unsuccessfully attempted to collect these receivables, we are able to purchase them at a substantial discount to their face value. From our 1996 inception through December 31, 2006, we acquired 803 portfolios with a face value of $24.2 billion for $527.8 million, representing more than 11.4 million customer accounts. The success of our business depends on our ability to purchase portfolios of defaulted consumer receivables at appropriate valuations and to collect on those receivables effectively and efficiently. Since inception, we have been able to collect at an average rate of 2.5 to 3.0 times our purchase price for defaulted consumer receivables portfolios, as measured over a five to ten year period, which has enabled us to generate increasing profits and positive cash flow.
     We have achieved strong financial results since our formation, with cash collections growing from $10.9 million in 1998 to $236.4 million in 2006. Total revenue has grown from $6.8 million in 1998 to $188.3 million in 2006, a compound annual growth rate of 51%. Similarly, pro forma net income has grown from $402,000 in 1998 to net income of $44.5 million in 2006.
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
     We make available on or through our website certain reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with or furnish it to the SEC. The information that is filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. In addition, information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at: www.sec.gov.
     Reports filed with or furnished to the SEC are also available free of charge upon request by contacting our corporate office at:
Portfolio Recovery Associates, Inc.
Attn: Investor Relations
120 Corporate Boulevard, Suite 100
Norfolk, Virginia 23502
Competitive Strengths
Complete Outsourced Solution for Debt Owners
     We offer debt owners a complete outsourced solution to address their defaulted consumer receivables. Depending on a debt owner’s timing and needs, we can either purchase their defaulted consumer receivables, providing immediate cash, or service those receivables on their behalf for either a fee-for-service or a commission fee, based on a percentage of our collections. We can purchase or service receivables throughout the entire delinquency cycle, from receivables that have only been processed for collection internally by the debt owner to receivables that have been subject to multiple internal and external collection efforts. This flexibility helps us meet the needs of debt owners and allows us to become a trusted resource. Furthermore, our strength across multiple transaction and asset types provides the opportunity to cross-sell our services to debt owners, building on successful engagements. Through our RDS business, we have the ability to provide these services to local governments.
Disciplined and Proprietary Underwriting Process
     One of the key components of our growth has been our ability to price portfolio acquisitions at levels that have generated profitable returns on investment. Since inception, we have been able to collect at an average rate of 2.5 to 3.0 times our purchase price for defaulted consumer receivables portfolios, as measured over a five to ten year period, which has enabled us to generate increasing profits and cash flow. In order to price portfolios and forecast the targeted collection results for a portfolio, we use two separate statistical models developed internally, which we may supplement with on-site due diligence and data obtained from the debt owner’s collection process and loan files. One model analyzes the portfolio as one unit based on demographic comparisons, while the second model analyzes each account in a portfolio using variables in a regression analysis. As we collect on our portfolios, the results are input back into the models in an ongoing process which we believe increases their accuracy. Through December 31, 2006 we have acquired 803 portfolios with a face value of $24.2 billion.

Ability to Hire, Develop and Retain Productive Collectors
     We place considerable focus on our ability to hire, develop and retain effective collectors who are key to our continued growth and profitability. Several large military bases and numerous telemarketing, customer service and reservation phone centers are located near our headquarters and regional offices in Virginia, providing access to a large pool of eligible personnel. The Hutchinson, Kansas, Las Vegas, Nevada, Birmingham, Alabama and Jackson, Tennessee areas also provide a sufficient potential workforce of eligible personnel. We have found that tenure is a primary driver of our collector effectiveness. We offer our collectors a competitive wage with the opportunity to receive unlimited incentive compensation based on performance, as well as an attractive benefits package, a comfortable working environment and the ability to work on a flexible schedule. Stock options were awarded to many of our collectors at the time of our IPO, and many tenured collectors were awarded nonvested shares in 2004, 2005 and 2006. We have a comprehensive six week training program for new owned portfolio collectors and provide continuing advanced training classes which are conducted in our four training centers. Recognizing the demands of the job, our management team has endeavored to create a professional and supportive environment for all of our employees.
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
     The following chart categorizes our life to date owned portfolios as of December 31, 2006 into the major asset types represented.

			Life to Date Purchased Face
	No. of		Value of Defaulted Consumer
Asset Type	Accounts	%	Receivables(1)%
Visa/MasterCard/Discover	5,376,651	46.9%	$16,348,256,929	67.5%
Consumer Finance	3,606,270	31.5%	3,049,956,353	12.6%
Private Label Credit Cards	2,146,784	18.7%	2,781,276,748	11.5%
Auto Deficiency	333,467	2.9%	2,039,524,851	8.4%

Total:	11,463,172	100.0%	$24,219,014,881	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).
     We have done business with most of the largest consumer lenders in the United States. Since our formation, we have purchased accounts from approximately 110 debt owners.
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

     As shown in the following chart, as of December 31, 2006, we purchase or service accounts at any point in the delinquency cycle.

			Life to Date Purchased Face
			Value of Defaulted Consumer
Account Type	No. of Accounts	%	Receivables(1)%
Fresh	272,695	2.4%	$1,163,166,261	4.8%
Primary	1,287,466	11.2%	2,820,152,617	11.6%
Secondary	2,124,532	18.6%	3,942,881,497	16.3%
Tertiary	2,990,790	26.1%	3,708,911,628	15.3%
BK Trustees(2)	1,550,738	13.5%	6,320,427,075	26.1%
Other(2)	3,236,951	28.2%	6,263,475,803	25.9%

Total:	11,463,172	100.0%	$24,219,014,881	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

(2)	Included in “Other” are purchased accounts that were previously included in “BK Trustees”. These accounts have been reclassified to more properly reflect historical buying and the nature of the accounts.
     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically as of December 31, 2006:

			Life to Date Purchased Face		Original Purchase Price of
	No. of		Value of Defaulted Consumer		Defaulted Consumer
Geographic Distribution	Accounts	%	Receivables(1)%		Receivables (2)%

Texas	2,155,782	19%	$3,002,971,595	12%	$63,109,706	12%
California	1,062,532	9%	2,835,314,011	12%	55,225,551	10%
Florida	843,108	7%	2,380,826,790	10%	48,030,067	9%
New York	644,997	6%	1,698,736,386	7%	37,429,693	7%
Pennsylvania	346,765	3%	918,977,752	4%	22,331,632	4%
New Jersey	285,265	2%	849,277,542	4%	16,876,671	3%
Ohio	368,310	3%	791,995,960	3%	17,859,999	3%
Illinois	451,219	4%	824,313,924	3%	19,372,074	4%
North Carolina	367,796	3%	796,496,805	3%	18,589,155	4%
Georgia	287,220	3%	682,589,442	3%	17,865,638	3%
Michigan	305,659	3%	611,109,844	3%	15,176,646	3%
Massachusetts	236,485	2%	545,904,331	2%	11,195,670	2%
Virginia	214,999	2%	455,610,000	2%	11,167,323	2%
Arizona	166,535	1%	452,744,304	2%	8,874,522	2%
Maryland	182,371	2%	430,945,120	2%	9,088,320	2%
Missouri	324,497	3%	433,370,156	2%	9,615,054	2%
Other (3)	3,219,632	28%	6,507,830,919	26%	146,009,891	28%

Total:	11,463,172	100%	$24,219,014,881	100%	$527,817,612	100%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

(2)	The “Original Purchase Price of Defaulted Consumer Receivables” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

Purchasing Process
     We acquire portfolios from debt owners through auctions and negotiated sales. In an auction process, the seller will assemble a portfolio of receivables and will either broadly offer the portfolio to the market or seek purchase prices from specifically invited potential purchasers. In a privately negotiated sale process, the debt owner will contact known, reputable purchasers directly, take bids and negotiate the terms of sale. On a limited basis, we also acquire accounts in forward flow contracts. Under a forward flow contract, we agree to purchase defaulted consumer receivables from a debt owner on a periodic basis, at a set percentage of face value of the receivables over a specified time period. These agreements typically have a provision requiring that the attributes of the receivables to be sold will not significantly change each month and that the debt owner efforts to collect these receivables will not change. If this provision is not adhered to, the contract will allow for the early termination of the forward flow contract by the purchaser. Forward flow contracts are a consistent source of defaulted consumer receivables for accounts receivables management providers and provide the debt owner with a reliable source of revenue and a professional resolution of defaulted consumer receivables.
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
     Our due diligence and portfolio review results in a comprehensive analysis of the proposed portfolio. This analysis compares defaulted consumer receivables in the prospective portfolio with our collection history in similar portfolios. We then use our multiple regression model to value each account. Using the two valuation approaches, we determine cash collections over the life of the portfolio. We then summarize all anticipated cash collections and associated direct expenses and project a collectibility value expressed both in dollars and liquidation percentage and a detailed expense projection over the portfolio’s estimated six to ten year economic life. We use the total projected collectibility value and expenses to determine an appropriate purchase price.
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
     On the initial contact call, the consumer is given a standardized presentation regarding the benefits of resolving his or her account with us. Emphasis is placed on determining the reason for the consumer’s default in order to better assess the consumer’s situation and create a plan for repayment. The collector is incentivized to have the consumer pay the full balance of the account. If the collector cannot obtain payment of the full balance, the collector will suggest a repayment plan which generally includes an approximate 20% down payment with the balance to be repaid over an agreed upon period. At times, when determined to be appropriate, and in many cases with management approval, a reduced lump-sum settlement may be agreed upon. If the consumer elects to utilize an installment plan, we have developed a system which enables us to make withdrawals from a consumer’s bank account, in accordance with the directions of the customer.
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

     Our legal recovery department oversees our internal legal collections and coordinates an independent nationwide collections attorney network which is responsible for the preparation and filing of judicial collection proceedings in multiple jurisdictions, determining the suit criteria, coordinating sales of property and instituting wage garnishments to satisfy judgments. This network consists of approximately 70 independent law firms who work on a flat fee or contingent fee basis. Legal cash collections currently constitute approximately 32% of our total cash collections. As our portfolio matures, a larger number of accounts will be directed to our legal recovery department for judicial collection; consequently, we anticipate that legal cash collections will grow commensurately and comprise a larger percentage of our total cash collections. During 2004, we began using a combination of internal staff (attorney and support), as well as external attorneys, to pursue legal collections in certain states and under certain circumstances. This has grown to over 30 states, utilizing the lower courts, up to jurisdictional limits. This distribution channel allows us to work accounts that we would not normally pursue through the use of contingent fee collection attorneys because of cost. Our legal recovery department also collects claims against estates in cases involving deceased debtors having assets at the time of death.
     Our bankruptcy department files proofs of claim (“POCs”) and performs all administrative functions and tracking on accounts that are included in consumer bankruptcies filed under Chapter 13 of the U.S. Bankruptcy Code in order to substantiate our claims and ensure that we participate in any distributions to creditors. The Bankruptcy Abuse Prevention and Consumer Protection Act, which was passed on October 17, 2005 (the “Bankruptcy Reform Act”), established a “means test” which imposed strict income criteria for the filing of a Chapter 7 bankruptcy petition. If a debtor’s income exceeds the median income for his or her state, he or she may be required to file for Chapter 13 bankruptcy. Consequently, fewer debtors may be able to have their obligations completely discharged in Chapter 7 bankruptcy actions, and instead may be required to repay a portion of their debts under Chapter 13 payment plans. If this scenario occurs, it would enable us to generate recoveries from a larger number of bankrupt debtors through the filing of POCs with the trustees of bankruptcy courts. However, the increased complexities and expense of filing for bankruptcy, regardless of chapter, may reduce the total number of bankruptcies filed and consequently limit our potential recoveries.
Fee-for-Service Businesses
     In order to provide debt owners with alternative collection solutions and to capitalize on common competencies between a fee-for-service collections operation and an acquired receivables portfolio business, we commenced our ARM third-party contingent fee collections operation in March 2001. In a contingent fee arrangement, debt owners typically place defaulted receivables with a third party collection agency once they have ceased their recovery efforts. The debt owners then pay the third-party agency a commission fee based upon the amount actually collected from the consumer. A contingent fee placement of defaulted consumer receivables is usually for a fixed time frame, typically four to six months, or as long as twelve months. At the end of this fixed period, the third-party agency will return the uncollected defaulted consumer receivables to the debt owner, which may then place the defaulted consumer receivables with another collection agency or sell the portfolio of receivables.
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
     Revenues from IGS are accounted for as commission revenue. IGS performs national skip tracing and collateral recovery services, principally for auto finance companies, for a fee. The amount of fee earned is generally dependent on several different outcomes: whether the debtor was found and a resolution on the account occurred, if the collateral was repossessed or if payment was made by the debtor to the debt owner. For example, if the debtor is not found, our fee is less than if the debtor is found and we are able to create a positive resolution on the account.
     RDS computes revenue using both of the aforementioned approaches. RDS collects delinquent taxes and earns a contingent fee. This fee can vary based on the age of the debt being collected. RDS also processes tax payments for taxing authorities. For this work, we are paid a fee for each transaction. RDS also performs tax audit services, for which we are paid at an hourly rate. RDS provides local and state governments with a range of revenue enhancement services including revenue administration, revenue discovery and recovery, aged receivables management and compliance auditing.

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

Database and Software Systems
     The ability to access and utilize data is essential to us being able to operate nationwide in a cost-effective manner. Our centralized computer-based information systems support the core processing functions of our business under a set of integrated databases and are designed to be both replicable and scalable to accommodate our internal growth. This integrated approach helps to assure that consistent sources are processed efficiently. We use these systems for portfolio and client management, skip tracing, check taking, financial and management accounting, reporting, and planning and analysis. The systems also support our consumers, including on-line access to account information, account status and payment entry. We use a combination of Microsoft, Oracle and Cache database software to manage our portfolios, financial, customer and sales data, and we believe these systems will be sufficient for our needs for the foreseeable future. RDS maintains a unique, proprietary software system that manages the movement of data, accounts and information throughout the unit. We believe this system will be sufficient for our needs in the foreseeable future. Our contingent fee collections operations database incorporates an integrated and proprietary predictive dialing platform used with our predictive dialer discussed below.
Redundancy, System Backup, Security and Disaster Recovery
     Our data centers provide the infrastructure for innovative collection services and uninterrupted support of hardware and server management, server co-location and an all-inclusive server administration for our business. We believe our facilities and operations include sufficient redundancy, file back-up and security to ensure minimal exposure to systems failure or unauthorized access. The preparations in this area include the use of call centers in Virginia, Kansas and Tennessee in order to help provide redundancy for data and processes should one site be completely disabled. We have a disaster recovery plan covering our business that is tested on a periodic basis. The combination of our locally distributed call control systems provides enterprise-wide call and data distribution between our call centers for efficient portfolio collection and business operations. In addition to data replication between the sites, incremental backups of both software and databases are performed on a daily basis and a full system backup is performed weekly. Backup data tapes are stored at an offsite location along with copies of schedules and production control procedures, procedures for recovery using an off-site data center, documentation and other critical information necessary for recovery and continued operation. Our Virginia headquarters has two separate power and telecommunications feeds, an uninterruptible power supply and a diesel-generator power plant, all of which provide a level of redundancy should a power outage or interruption occur. We also have generators installed at our Hampton and Kansas locations. We also employ rigorous physical and electronic security to protect our data. Our call centers have restricted card key access and appropriate additional physical security measures. Electronic protections include data encryption, firewalls and multi-level access controls. The facilities which currently house IGS and RDS feature uninterruptible power supply units and electronic protections. Full-scale site power, telecommunication and all of the other systems abilities of our other sites will be installed at IGS and RDS at a later time.
Plasma Displays for Real Time Data Utilization
     We utilize plasma displays at our main facility to aid in recovery of portfolios. The displays provide real-time business-critical information to our collection personnel for efficient collection efforts such as telephone, production, employee status, goal trending, training and corporate information.
Predictive Dialer Technology
     The Avaya Proactive Contact Dialer ensures that our collection staff focuses on certain defaulted consumer receivables according to our specifications. Our predictive dialer takes account of all campaign and dialing parameters and is able to automatically adjust its dialing pace to match changes in campaign conditions and provide the lowest possible wait times and abandon rates. In addition, the dialer allows our collectors to only handle live voice calls by leaving automated messages on all calls where answering machines are detected. This feature allows our representatives to speak with more debtors per agent hour, and also increases our inbound call volume.

Employees
     We employed 1,291 persons on a full-time basis, including the following number of front line operations employees by business: 937 on our owned portfolios, 81 working in our ARM contingent fee collections operations, 85 working in our IGS operations and 32 working in our RDS government collections operations, as of December 31, 2006. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.
Hiring
     We recognize that our collectors are critical to the success of our business as a majority of our collection efforts occur as a result of telephone contact with consumers. We have found that the tenure and productivity of our collectors are directly related. Therefore, attracting, hiring, training, retaining and motivating our collection personnel is a major focus for us. We pay our collectors competitive wages and offer employees a full benefits program which includes comprehensive medical coverage, short and long term disability, life insurance, dental and vision coverage, pre-paid legal plan, an employee assistance program, supplemental indemnity, cancer, hospitalization, accident insurance, a flexible spending account for child care and a matching 401(k) program. In addition to a base wage, we provide collectors with the opportunity to receive unlimited compensation through an incentive compensation program that pays bonuses above a set monthly base, based upon each collector’s collection results. This program is designed to ensure that employees are paid based not only on performance, but also on consistency. We have awarded stock based compensation to many of our tenured collectors. We believe that these practices have helped us achieve an annual post-training turnover rate of 56% in 2006.
     A large number of telemarketing, customer-service and reservation phone centers are located near our Virginia headquarters. We believe that we offer a competitive and, in many cases, a higher base wage than many local employers and therefore have access to a large number of eligible personnel. In addition, there are several military bases in the area. We employ numerous military spouses and retirees and find them to be an excellent source of employees. We have also found the Las Vegas, Nevada, Hutchinson, Kansas, Birmingham, Alabama and Jackson, Tennessee areas to provide a large potential workforce of eligible personnel.
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
Outsourced Collections Department
Legal Recovery
     An important component of our collections effort involves our outsourced collections department and the judicial collection of accounts of customers who have the ability, but not the willingness, to resolve their obligations. Accounts for which the consumer is not cooperative and for which we can establish a garnishable job or attachable asset are reviewed for legal action. Depending on the balance of the defaulted consumer receivable and the applicable state collection laws, we determine whether to commence legal action to collect on the receivable. The legal process can take an extended period of time, but it also generates cash collections that likely would not have been realized otherwise. Our legal recovery department oversees internal legal collections and coordinates an independent nationwide attorney network which is responsible for the preparation and filing of judicial collection proceedings in multiple jurisdictions, determining the suit criteria, coordinating sales of property and instituting wage garnishments to satisfy judgments. This nationwide collections attorney network consists of approximately 70 independent law firms, all of which work on a contingent fee basis. Legal cash collections currently constitute approximately 32% of our total collections. As our portfolio matures, a larger number of accounts will be directed to our outsourced collections department for judicial collection; consequently, we anticipate that legal collections will grow commensurately and comprise a larger percentage of our total cash collections. During 2004, we began using a combination of internal staff (attorney and support), as well as external attorneys, to pursue legal collections in certain states and under certain circumstances. This has grown to over 30 states, utilizing the lower courts, up to jurisdictional limits. This distribution channel allows us to work accounts that we would not normally pursue through the use of contingent fee collection attorneys because of cost.

Bankruptcy
     Our bankruptcy department files POCs and performs all administrative functions and tracking on accounts that are included in consumer bankruptcies filed under Chapter 13 of the U.S. Bankruptcy Code in order to substantiate our claims and ensure that we participate in any distributions to creditors. The Bankruptcy Reform Act established a “means test” which imposed strict income criteria for the filing of a Chapter 7 bankruptcy petition. If a debtor’s income exceeds the median income for his or her state, he or she may be required to file for Chapter 13 bankruptcy. Consequently, fewer debtors may be able to have their obligations completely discharged in Chapter 7 bankruptcy actions, and instead may be required to repay a portion of their debts under Chapter 13 payment plans. If this scenario occurs, it would enable us to generate recoveries from a larger number of bankrupt debtors through the filing of POCs with the trustees of bankruptcy courts. However, the increased complexities and expense of filing for bankruptcy, regardless of chapter, may reduce the total number of bankruptcies filed and consequently limit our potential recoveries.
Corporate Legal Department
     Our corporate legal department manages general corporate governance, litigation management, insurance management and risk assessment, corporate transactions, intellectual property, contract and document preparation and review, including real estate purchase and lease agreements and portfolio purchase documents, federal securities law and other regulatory and statutory compliance, obtaining and maintaining multi-state licensing, bonding and insurance, dispute and complaint resolution. As a part of its compliance functions, our corporate legal department works with our internal auditor and the Audit Committee of our Board of Directors in the implementation of our Code of Ethics. In that connection, we have implemented company wide ethics training and mandatory ethics quizzes and have established a confidential telephone hotline to report suspected policy violations, fraud, embezzlement, deception in record keeping and reporting, accounting, auditing matters and other acts which are inappropriate, criminal and/or unethical. Our Code of Ethics Policy is available at the Investor Relations page of our website. Our corporate legal department also provides guidance to our quality control department and assists with training our staff in relevant areas including extensive training on the Fair Debt Collection Practices Act and other relevant laws and regulations. Our corporate legal department distributes guidelines and procedures for collection personnel to follow when communicating with customers, customer’s agents, attorneys and other parties during our recovery efforts. This includes overseeing the letter process and approving all written communications to account debtors. In addition, our corporate legal department regularly researches, and provides collections personnel and our training department with summaries and updates of changes in, federal and state statutes and relevant case law, so that they are aware of and in compliance with changing laws and judicial decisions when skip-tracing or collecting accounts.
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
     • Health Insurance Portability and Accountability Act. The Health Insurance Portability and Accountability Act (“HIPAA”) provides standards to protect the confidentiality of patients’ personal healthcare and financial information. Pursuant to HIPAA, business associates of health care providers, such as agencies which collect healthcare receivables, must comply with certain privacy and security standards established by HIPAA to ensure that the information provided will be safeguarded from misuse.
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
     We cannot assure you that some of the receivables were not established as a result of identity theft or unauthorized use of a credit card and, accordingly, we could not recover the amount of the defaulted consumer receivables. As a purchaser of defaulted consumer receivables, we may acquire receivables subject to legitimate defenses on the part of the consumer. Our account purchase contracts allow us to return to the debt owners certain defaulted consumer receivables that may not be collectible, due to these and other circumstances. Upon return, the debt owners are required to replace the receivables with similar receivables or repurchase the receivables. These provisions limit to some extent our losses on such accounts.

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
We experience high employee turnover rates and we may not be able to hire and retain enough sufficiently trained employees to support our operations
     The accounts receivables management industry is very labor intensive and, similar to other companies in our industry, we typically experience a high rate of employee turnover. Our annual turnover rate, excluding those employees that do not complete our six week training program, was 56% in 2006. We compete for qualified personnel with companies in our industry and in other industries. Our growth requires that we continually hire and train new collectors. A higher turnover rate among our collectors will increase our recruiting and training costs and limit the number of experienced collection personnel available to service our defaulted consumer receivables. If this were to occur, we would not be able to service our defaulted consumer receivables effectively and this would reduce our ability to continue our growth and operate profitability.
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
The loss of IGS customers could negatively affect our operations
     In October 2004 we acquired substantially all of the assets of IGS Nevada, Inc. A significant portion of the valuation was tied to existing client relationships. Our customers, in general, may terminate their relationship with us on 90 days’ prior notice. In the event a customer or customers terminate or significantly cut back any relationship with us, it could reduce our profitability and harm our business and could potentially give rise to an impairment charge related to an intangible asset specifically ascribed to existing client relationships.

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
Our ability to recover and enforce our defaulted consumer receivables may be limited under federal and state laws
     Federal and state laws may limit our ability to recover and enforce our defaulted consumer receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit issuers may preclude us from collecting on defaulted consumer receivables we purchase if the credit issuer previously failed to comply with applicable laws in generating or servicing those receivables. Collection laws and regulations also directly apply to our business. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on consumer credit receivables. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on our defaulted consumer receivables and may harm our business. In addition, federal and state governmental bodies are considering, and may consider in the future, other legislative proposals that would regulate the collection of our defaulted consumer receivables. Additionally, the Bankruptcy Reform Act is expected to temporarily disrupt our historical bankruptcy collection curves, making it more difficult to accurately price bankrupt accounts that filed bankruptcy on or after October 17, 2005, the effective date of the Bankruptcy Reform Act. Further, new tax law changes such as Internal Revenue Code Section 6050P (requiring 1099-C returns to be filed on discharge of indebtedness in excess of $600) could negatively impact our ability to collect or cause us to incur additional expenses. Although we cannot predict if or how any future legislation would impact our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on our defaulted consumer receivables, which could reduce our profitability and harm our business. Our ability to recover on portfolios of bankrupt consumer receivables may be impacted by changes in federal laws or the change in administrative practices of the various bankruptcy courts.

Our ability to recover on portfolios of bankrupt consumer receivables may be impacted by changes in federal laws or the change in administrative practices of the various bankruptcy courts
     We recover on consumer receivables that have filed for bankruptcy protection under available U.S. bankruptcy legislation. We recover on consumer receivables that have filed for bankruptcy protection after we acquired them, and we also purchase accounts that are currently in bankruptcy proceedings. Changes in bankruptcy laws may affect the process in which the various bankruptcy courts administer bankruptcy plans as well as our ability to recover on bankrupt consumer receivables.
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
We may be required to incur impairment charges as a result of the application of American Institute of Certified Public Accountants Statement of Position 03-3
     In October 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”), “Accounting for Loans or Certain Securities Acquired in a Transfer.” SOP 03-3 provides guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004 and amends Practice Bulletin 6 which remains in effect for loans acquired prior to the SOP 03-3 effective date. SOP 03-3 limits the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. SOP 03-3 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, effective January 1, 2005, the carrying value of a portfolio will be written down to maintain the then-current IRR. SOP 03-3 also amends Practice Bulletin 6 in a similar manner and applies to all loans acquired prior to January 1, 2005. Increases in expected future cash flows can be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increased yield then becomes the new benchmark for impairment testing. SOP 03-3 provides that previously issued annual financial statements would not need to be restated. Historically, as we have applied the guidance of Practice Bulletin 6, we have moved yields upward and downward as appropriate under that guidance. However, since SOP 03-3 guidance does not permit yields to be lowered, under either the revised Practice Bulletin 6 or SOP 03-3, it will increase the probability of us having to incur impairment charges in the future, which could reduce our profitability in a given period and could negatively impact our stock price.
We incur increased costs as a result of enacted and proposed changes in laws and regulations
     Enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and by the NASDAQ Global Stock Market, have resulted in increased costs to us as we implement their requirements. These rules may affect the cost of certain types of insurance, including director and officer liability insurance, or force us to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We continue to evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we will incur or the timing of such costs.

The future impact on us of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report by management on the company’s internal control over financial reporting in our annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. As is the case with many public companies, at this time the long-term impact of Section 404 on us is unclear. In the future, if we are unable to comply with the requirements of Section 404 in a timely manner, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our internal controls over financial reporting, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.
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
•	classify our board of directors into three groups, each of which will serve for staggered three-year terms;

•	permit a majority of the stockholders to remove our directors only for cause;

•	permit our directors, and not our stockholders, to fill vacancies on our board of directors;

•	require stockholders to give us advance notice to nominate candidates for election to our board of directors or to make stockholder proposals at a stockholders’ meeting;

•	permit a special meeting of our stockholders be called only by approval of a majority of the directors, the chairman of the board of directors, the chief executive officer, the president or the written request of holders owning at least 30% of our common stock;

•	permit our board of directors to issue, without approval of our stockholders, preferred stock with such terms as our board of directors may determine;

•	permit the authorized number of directors to be changed only by a resolution of the board of directors; and

•	require the vote of the holders of a majority of our voting shares for stockholder amendments to our by-laws.

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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Our principal executive offices and primary operations facility are located in approximately 65,000 square feet of leased space in two adjacent buildings in Norfolk, Virginia. This site can currently accommodate approximately 770 employees. We own a two-acre parcel of land across from our headquarters which we developed into a parking lot for use by our employees. We have also entered into a new lease for approximately 17,500 square feet in a new office being built adjacent to our current Norfolk headquarters. The majority of this space will be occupied by our administrative and executive staff. We expect to move into this new facility in the second quarter of 2007.
     We own an approximately 20,000 square foot facility in Hutchinson, Kansas, and contiguous parcels of land which are used primarily for employee parking. The Hutchinson site can currently accommodate approximately 200 employees. In conjunction with a recent expansion, we acquired an additional 4,000 square foot building and 35,000 square feet of adjacent land in order to secure parking for the expanded facility.
     We also lease a facility located in approximately 21,000 square feet of space in Hampton, Virginia which can accommodate approximately 300 employees.
     We also lease a 13,500 square-foot call center in Las Vegas, Nevada which can accommodate approximately 150 employees.
     In connection with the purchase of Alatax, Inc. and the commencement of our RDS business, we assumed existing leases for 5,600 square feet of office space in Birmingham, Alabama and approximately 400 square feet of space in Montgomery, Alabama. We vacated the 5,600 square-foot facility in December 2006 when RDS moved into a newly leased 15,000 square-foot facility in Birmingham, Alabama. The new facility can accommodate approximately 160 employees.
     In November 2006, we purchased a 34,000 square foot building and a nine-acre parcel of land in Jackson, Tennessee. The new site can accommodate approximately 390 employees.
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
Item 4. Submission of Matters to a Vote of Securityholders.
     None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Price Range of Common Stock
     Our common stock (“Common Stock”) began trading on the NASDAQ Global Stock Market under the symbol “PRAA” on November 8, 2002. Prior to that time there was no public trading market for our common stock. The following table sets forth the high and low sales price for the Common Stock, as reported by the NASDAQ Global Stock Market, for the periods indicated.

	High	Low
2005
Quarter ended March 31, 2005	$43.00	$33.52
Quarter ended June 30, 2005	$42.29	$31.60
Quarter ended September 30, 2005	$45.00	$38.71
Quarter ended December 31, 2005	$48.39	$35.00
2006
Quarter ended March 31, 2006	$51.77	$43.89
Quarter ended June 30, 2006	$52.98	$43.91
Quarter ended September 30, 2006	$46.81	$38.23
Quarter ended December 31, 2006	$47.97	$41.11
     As of February 16, 2007, there were 23 holders of record of the Common Stock. Based on information provided by our transfer agent and registrar, we believe that there are 11,629 beneficial owners of the Common Stock.
Stock Performance
     The following graph compares, from November 8, 2002, the date of the Company’s initial public offering, to December 31, 2006, the cumulative stockholder returns assuming an initial investment of $100 on November 8, 2002 in the Company’s Common Stock, the stocks comprising the NASDAQ Global Market Composite Index and the stocks comprising a peer group index consisting of six peers.
Stock Performance
The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of the Company’s common stock. The Company does not make or endorse any predictions as to its future stock performance. In 2006, two of the companies historically in the peer group were removed because they are no longer publicly traded companies. The impact of these companies has been removed for all prior periods. The companies removed were NCO Group, Inc. and West Corporation.

Equity Incentives
     The table below provides information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2006:

		Number of Securities to be Issued		Number of Securities
	Number of Securities	Upon Exercise of Outstanding	Weighted-average	Remaining Available for
	Authorized for	Options, Warrants, and Rights or	Exercise Price	Future Issuance Under
	Issuance Under the	Upon Vesting of Nonvested Shares	Outstanding Options,	Equity Compensation
Plan Category	Plan	Under the Plan	Warrants and Rights (1)	Plan (2)
Equity Compensation plans approved by security holders	2,000,000	472,127	$10.48	995,300
Equity Compensation plans not approved by security holders	None	None	N/A	None
Total	2,000,000	472,127	$10.48	995,300

(1)	Includes grants of nonvested shares, for which there is no exercise price, but with respect to which shares are awarded without cost when the restrictions have been realized. Excluding the impact of the nonvested shares, the weighted average exercise price of outstanding options, warrants and rights is $16.43.

(2)	Excludes 532,573 exercised options and vested shares, which are not available for re-issuance.
Dividend Policy
     Our board of directors sets our dividend policy. We do not currently pay dividends on our Common Stock; however, our board of directors may determine in the future to declare or pay dividends on our Common Stock. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may consider relevant.

Item 6. Selected Financial Data.
     The following selected financial data should be read in conjunction with the audited financial statements.

	Year Ended December 31,
	2006	2005	2004	2003	2002
(Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Revenue:
Income recognized on finance receivables	$163,357	$134,674	$106,254	$81,796	$53,803
Commissions	24,965	13,851	7,142	3,131	1,944
Net gain on cash sales of defaulted consumer receivables	—	—	—	—	100

Total revenue	188,322	148,525	113,396	84,927	55,847

Operating expenses:
Compensation and employee services	58,142	44,332	36,620	28,987	21,701
Outside legal and other fees and services	40,139	29,965	21,408	14,147	8,093
Communications	5,876	4,424	3,638	2,772	1,915
Rent and occupancy	2,276	2,101	1,745	1,189	799
Other operating expenses	4,758	3,424	2,712	1,932	1,436
Depreciation and amortization	5,131	4,679	2,383	1,445	940

Total operating expenses	116,322	88,925	68,506	50,472	34,884

Income from operations	72,000	59,600	44,890	34,455	20,963
Net interest income/(expenses)	206	331	(51)	(542)	(2,425)

Income before income taxes	72,206	59,931	44,839	33,913	18,538
Provision for income taxes	27,716	23,159	17,388	13,199	1,473

Net income (1)	$44,490	$36,772	$27,451	$20,714	17,065

Pro forma income taxes(2)					5,694

Pro forma net income(2)					$11,371

Net income per share
Basic	$2.80	$2.35	$1.79	$1.42
Diluted	$2.77	$2.28	$1.73	$1.32
Pro forma net income per share(3)
Basic					$1.08
Diluted					$0.94
Weighted average shares (3)
Basic	15,911	15,642	15,357	14,546	10,529
Diluted	16,082	16,149	15,853	15,712	12,066
OPERATING AND OTHER FINANCIAL DATA:
Cash collections and commissions (4)	$261,357	$205,226	$160,546	$120,183	$81,198
Operating expenses to cash collections and commissions	45%	43%	43%	42%	43%
Return on equity (5)	20%	21%	20%	20%	25%
Acquisitions of finance receivables, at cost(6)	$112,406	$149,645	$61,165	$61,815	$42,382
Acquisitions of finance receivables, at face value	$7,788,158	$5,307,918	$3,340,434	$2,229,682	$1,966,296
Employees at period end:
Total employees	1,291	1,110	948	798	581
Ratio of collection personnel to total employees (7)	88%	88%	89%	90%	88%

(1)	At the time of our initial public offering, which commenced on November 8, 2002, we changed our legal structure from a limited liability company to a corporation. As a limited liability company we were not subject to Federal or state corporate income taxes. Therefore, net income does not give effect to taxes for all periods prior to our initial public offering.

(2)	For comparison purposes, for periods prior to 2003 we have presented pro forma net income, which reflects income taxes assuming we had been a corporation since the time of our formation and assuming tax rates equal to the rates that would have been in effect had we been required to report tax expenses in such years. We believe that pro forma net income for periods prior to 2003 may be compared to net income for periods subsequent to 2002.

(3)	For periods prior to 2003, pro forma net income per share assumes the Company had reorganized as a corporation since the beginning of the period presented.

(4)	Includes both cash collected on finance receivables and commission fees received during the relevant period.

(5)	Calculated by dividing net income for each year by average monthly stockholders’ equity for the same year.

(6)	Represents cash paid for finance receivables. It does not include certain capitalized costs or purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(7)	Includes all collectors and all first-line collection supervisors at December 31.

     Below is listed some key balance sheet data for the periods presented:

	As of December 31,
	2006	2005	2004	2003	2002
(Dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$25,101	$15,985	$24,513	$24,912	$11,989
Investments	—	—	23,950	—	5,950
Finance receivables, net	226,447	193,645	105,189	92,569	65,526
Total assets	293,378	247,772	175,176	126,394	88,288
Long-term debt	690	1,152	1,924	1,657	966
Total debt, including obligations under capital lease and revolving lines of credit	932	16,535	2,501	2,208	1,465
Total stockholders’ equity	247,278	195,322	151,389	119,148	80,608
     Below is listed the quarterly income statements for the years ended December 31, 2006 and 2005:

	For the Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2006	2006	2006	2006	2005	2005	2005	2005
(Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Revenue:
Income recognized on finance receivables	$41,830	$41,760	$40,394	$39,373	$34,614	$33,987	$33,823	$32,249
Commissions	7,129	6,076	5,791	5,968	4,712	3,518	2,093	3,529

Total revenue	48,959	47,836	46,185	45,341	39,326	37,505	35,916	35,778

Operating expenses:
Compensation and employee services	15,160	14,550	14,335	14,096	11,841	11,216	10,415	10,861
Outside legal and other fees and services	10,757	10,582	9,740	9,060	7,811	7,417	7,575	7,162
Communications	1,483	1,475	1,304	1,614	1,211	1,116	1,040	1,058
Rent and occupancy	583	573	560	561	558	555	512	476
Other operating expenses	1,264	1,212	1,205	1,076	1,108	834	729	753
Depreciation and amortization	1,360	1,279	1,239	1,253	1,410	1,288	1,039	940

Total operating expenses	30,607	29,671	28,383	27,660	23,939	22,426	21,310	21,250

Income from operations	18,352	18,165	17,802	17,681	15,387	15,079	14,606	14,528
Net interest income (expense)	100	105	96	(95)	41	129	129	32

Income before income taxes	18,452	18,270	17,898	17,586	15,428	15,208	14,735	14,560
Provision for income taxes	7,038	7,027	6,795	6,856	5,980	5,866	5,673	5,640

Net income	$11,414	$11,243	$11,103	$10,730	$9,448	$9,342	$9,062	$8,920

Net income per share
Basic	$0.72	$0.71	$0.70	$0.68	$0.60	$0.60	$0.58	$0.57
Diluted	$0.71	$0.70	$0.69	$0.67	$0.58	$0.58	$0.56	$0.55
Weighted average shares
Basic	15,960	15,915	15,897	15,872	15,745	15,692	15,599	15,532
Diluted	16,106	16,071	16,085	16,065	16,196	16,173	16,074	16,152

     Below is listed the quarterly balance sheet for the years ended December 31, 2006 and 2005:

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2006	2006	2006	2006	2005	2005	2005	2005
(Dollars in thousands)
BALANCE SHEET DATA:
Assets
Cash and cash equivalents	$25,101	$26,662	$25,205	$23,352	$15,985	$67,398	$68,515	$61,093
Finance receivables, net	226,447	211,763	197,438	189,847	193,645	117,246	114,838	107,344
Property and equipment, net	11,193	7,730	7,289	7,569	7,186	7,432	6,755	6,057
Income tax receivable	1,513	662	—	—	—	—	—	—
Goodwill	18,287	18,287	18,287	18,287	18,287	18,288	6,397	6,397
Intangible assets, net	6,754	7,321	7,888	8,456	9,023	9,777	5,429	5,874
Other assets	4,083	2,845	3,009	3,748	3,646	1,688	1,689	2,717

Total assets	$293,378	$275,270	$259,116	$251,259	$247,772	$221,829	$203,623	$189,482

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$2,891	$2,763	$1,536	$3,624	$2,333	$2,738	$313	$1,754
Accrued expenses	2,579	2,639	4,420	4,516	2,239	1,964	1,837	1,703
Income taxes payable	—	—	929	5,009	3,055	3,486	6,940	2,766
Accrued payroll and bonuses	6,245	6,091	4,039	3,657	5,943	5,535	4,865	3,128
Deferred tax liability	33,453	28,971	25,119	23,378	22,346	21,865	15,408	15,676
Revolving lines of credit	—	—	—	—	15,000	—	—	—
Long-term debt	690	807	922	1,035	1,152	1,269	1,669	1,797
Obligations under capital lease	242	276	310	345	382	428	477	526

Total liabilities	46,100	41,547	37,275	41,564	52,450	37,285	31,509	27,350

Stockholders’ equity
Common stock	160	159	159	159	158	157	156	156
Additional paid in capital	115,528	113,387	112,749	111,706	108,063	106,735	103,648	102,728
Retained earnings	131,590	120,177	108,933	97,830	87,101	77,652	68,310	59,248

Total stockholders’ equity	247,278	233,723	221,841	209,695	195,322	184,544	172,114	162,132

Total liabilities and stockholders’ equity	$293,378	$275,270	$259,116	$251,259	$247,772	$221,829	$203,623	$189,482

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
     The following table sets forth certain operating data in dollars and as a percentage of total revenue for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004

Revenue:
Income recognized on finance receivables	$163,357,323	86.7%	$134,674,344	90.7%	$106,254,441	93.7%
Commissions	24,964,444	13.3	13,850,805	9.3	7,141,796	6.3

Total revenue	188,321,767	100.0	148,525,149	100.0	113,396,237	100.0
Operating expenses:
Compensation and employee services	58,141,684	30.9	44,332,298	29.8	36,620,054	32.3
Outside legal and other fees and services	40,139,272	21.3	29,964,999	20.2	21,407,570	18.9
Communications	5,875,815	3.1	4,424,080	3.0	3,638,144	3.2
Rent and occupancy	2,276,140	1.2	2,100,914	1.4	1,744,885	1.5
Other operating expenses	4,758,157	2.6	3,423,791	2.3	2,712,463	2.4
Depreciation and amortization	5,130,628	2.7	4,678,598	3.2	2,382,896	2.1

Total operating expenses	116,321,696	61.8	88,924,680	59.9	68,506,012	60.4

Income from operations	72,000,071	38.2	59,600,469	40.1	44,890,225	39.6
Interest income	584,092	0.3	611,490	0.4	222,718	0.2
Interest expense	(378,546)	(0.2)	(280,503)	(0.2)	(273,355)	(0.2)

Income before income taxes	72,205,617	38.3	59,931,456	40.4	44,839,588	39.5
Provision for income taxes	27,715,801	14.7	23,159,461	15.6	17,388,148	15.3

Net income	$44,489,816	23.6%	$36,771,995	24.8%	$27,451,440	24.2%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Revenue
     Total revenue was $188.3 million for the year ended December 31, 2006, an increase of $39.8 million or 26.8% compared to total revenue of $148.5 million for the year ended December 31, 2005.
Income Recognized on Finance Receivables
     Income recognized on finance receivables was $163.4 million for the year ended December 31, 2006, an increase of $28.7 million or 21.3% compared to income recognized on finance receivables of $134.7 million for the year ended December 31, 2005. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $236.4 million from $191.4 million, an increase of $45.0 million or 23.5%. Our amortization rate on owned portfolios for the year ended December 31, 2006 was 30.9% while for the year ended December 31, 2005 it was 29.6%. During the year ended December 31, 2006, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $7.8 billion at an original purchase price of $112.4 million. During the year ended December 31, 2005, we acquired defaulted consumer receivable portfolios with an aggregate face value of $5.3 billion at an original purchase price of $149.6 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price, we intend to target a similar internal rate of return (after direct expenses) in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables is shown net of valuation allowances recognized under SOP 03-3, which requires that a valuation allowance be taken for decreases in expected cash flows. For the year ended December 31, 2006 and 2005 we booked allowance charges of $1.1 million and $0.2 million, respectively.

Commissions
     Commissions were $25.0 million for the year ended December 31, 2006, an increase of $11.1 million or 79.9% compared to commissions of $13.9 million for the year ended December 31, 2005. Commissions increased as a result of the addition of our RDS government processing and collection business in the third quarter of 2005 as well as increases in revenue in both our IGS fee-for-service business and our ARM contingent fee business compared to the prior year period.
Operating Expenses
     Total operating expenses were $116.3 million for the year ended December 31, 2006, an increase of $27.4 million or 30.8% compared to total operating expenses of $88.9 million for the year ended December 31, 2005. Total operating expenses, including compensation expenses, were 44.5% of cash receipts for the year ended December 31, 2006 compared with 43.3% for the same period in 2005.
Compensation and Employee Services
     Compensation and employee services expenses were $58.1 million for the year ended December 31, 2006, an increase of $13.8 million or 31.2% compared to compensation and employee services expenses of $44.3 million for the year ended December 31, 2005. Compensation and employee services expenses increased as total employees grew from 1,110 at December 31, 2005 to 1,291 at December 31, 2006. Additionally, existing employees received normal salary increases. Compensation and employee services expenses as a percentage of cash receipts excluding sales increased to 22.3% for the year ended December 31, 2006 from 21.6% of cash receipts excluding sales for the same period in 2005 as a result of increased collector headcount as well as increases in salaries related to the hiring of non-collection personnel including several key new employees in our information technology department.
Outside Legal and Other Fees and Services
     Outside legal and other fees and services expenses were $40.1 million for the year ended December 31, 2006, an increase of $10.1 million or 33.7% compared to outside legal and other fees and services expenses of $30.0 million for the year ended December 31, 2005. Of the $10.1 million increase, $1.0 million was attributable to increases in outside fees and services, $1.8 million was attributable to increases in agency fees mainly incurred by our IGS subsidiary, $0.5 million was attributable to increases in credit bureau fees and $0.7 million was attributable in increases in corporate legal expenses which included legal fees incurred as a result of the investigation requested by the audit committee that occurred during the third quarter of 2006. The remaining $6.1 million of the increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth we experienced in our portfolio of defaulted consumer receivables and a portfolio management strategy implemented in mid-2002. This strategy resulted in us referring to the legal suit process more unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections represented 32.2% of total cash collections for the year ended December 31, 2006, compared to 33.1% for the year ended December 31, 2005. Total legal expenses for the year ended December 31, 2006 were 37.4% of legal cash collections compared to 35.1% for the year ended December 31, 2005.
Communications
     Communications expenses were $5.9 million for the year ended December 31, 2006, an increase of $1.5 million or 34.1% compared to communications expenses of $4.4 million for the year ended December 31, 2005. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailings were responsible for 80.0% or $1.2 million of this increase, while the remaining 20.0% or $0.3 million was attributable to higher phone charges.

Rent and Occupancy
     Rent and occupancy expenses were $2.3 million for the year ended December 31, 2006, an increase of $175,000 or 8.3% compared to rent and occupancy expenses of $2.1 million for the year ended December 31, 2005. The increases were mainly attributable to the commencement of our RDS business, the opening of our new IGS location which opened in April 2005 and higher utility and other occupancy charges generally. Of the $175,000 increase in 2006, the new RDS location accounted for $89,000 of the increase, the new IGS space accounted for $42,000 of the increase and utility and other occupancy charges accounted for $64,000 of the increase. This was partially offset by a $20,000 decrease in storage and other facility charges.
Other Operating Expenses
     Other operating expenses were $4.8 million for the year ended December 31, 2006, an increase of $1.4 million or 41.2% compared to other operating expenses of $3.4 million for the year ended December 31, 2005. The increase was due to increases in travel and meals, miscellaneous expenses, hiring expenses, repairs and maintenance, taxes fees and licenses and other expenses. Travel and meals increased by $456,000, miscellaneous expenses increased by $368,000, hiring expenses increased by $226,000, repairs and maintenance increased by $148,000, taxes, fees and licenses increased by $111,000 and other expenses increased by $82,000.
Depreciation and Amortization
     Depreciation and amortization expenses were $5.1 million for the year ended December 31, 2006, an increase of $0.4 million or 8.5% compared to depreciation and amortization expenses of $4.7 million for the year ended December 31, 2005. The increase was attributable to expenditures for the RDS expansion and the new Jackson, Tennessee facility in 2006, as well as continued capital expenditures on equipment, software and computers related to our growth and systems upgrades.
Interest Income
     Interest income was $584,000 for the year ended December 31, 2006, a decrease of $27,000 or 4.4% compared to interest income of $611,000 for the year ended December 31, 2005. This decrease is the result of the investment of larger balances in higher yielding auction rate certificates and tax exempt money market accounts in 2005 than in 2006.
Interest Expense
     Interest expense was $379,000 for the year ended December 31, 2006, an increase of $98,000 or 34.9% compared to interest expense of $281,000 for the year ended December 31, 2005. The increase is due to a higher unused line fee under the new revolving credit arrangement offset by a decrease due to lower balances on our long-term debt and obligations under capital leases.
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
Commissions
     Commissions were $13.9 million for the year ended December 31, 2005, an increase of $6.8 million or 95.8% compared to commissions of $7.1 million for the year ended December 31, 2004. Commissions increased as a result of the additions of our IGS fee-for-service business in the fourth quarter of 2004 and our RDS government processing and collection business in the third quarter of 2005, as well as a slight increase in revenue generated by our ARM contingent fee business compared to the prior year period.
Operating Expenses
     Total operating expenses were $88.9 million for the year ended December 31, 2005, an increase of $20.4 million or 29.8% compared to total operating expenses of $68.5 million for the year ended December 31, 2004. Total operating expenses, including compensation expenses, were 43.3% of cash receipts for the year ended December 31, 2005 compared with 42.7% for the same period in 2004.
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
Other Operating Expenses
     Other operating expenses were $3.4 million for the year ended December 31, 2005, an increase of $712,000 or 26.3% compared to other operating expenses of $2.7 million for the year ended December 31, 2004. The increase was due to increases in taxes, fees and licenses, travel and meals, advertising and marketing, repairs and maintenance, insurance expenses and other miscellaneous expenses. Taxes, fees and licenses increased by $184,000, travel and meals increased by $179,000, advertising and marketing increased by $111,000, repairs and maintenance expenses increased by $42,000, insurance expenses increased by $58,000 and other expense items increased by $138,000.
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
     ($ in thousands)
Entire Portfolio

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	December 31, 2006 (2)	at December 31, 2006 (3)	Sales	Collections (4)	Collections (5)	Purchase Price (6)
1996	$3,080	$0	0%	$9,713	$57	$9,770	317%
1997	$7,685	$0	0%	$23,898	$203	$24,101	314%
1998	$11,089	$0	0%	$34,340	$346	$34,686	313%
1999	$18,898	$0	0%	$60,922	$1,151	$62,073	328%
2000	$25,016	$0	0%	$96,049	$3,663	$99,712	399%
2001	$33,468	$457	1%	$140,777	$11,549	$152,326	455%
2002	$42,280	$1,909	5%	$144,310	$17,684	$161,994	383%
2003	$61,461	$8,248	13%	$170,381	$40,950	$211,331	344%
2004	$59,331	$15,384	26%	$104,924	$57,948	$162,872	275%
2005	$143,366	$101,243	71%	$94,113	$211,636	$305,749	213%
2006	$109,671	$99,206	90%	$22,971	$208,034	$231,005	211%
Purchased Bankruptcy only Portfolio

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	December 31, 2006 (2)	at December 31, 2006 (3)	Sales	Collections (4)	Collections (5)	Purchase Price (6)
1996	$0	$0	0%	$0	$0	$0	0%
1997	$0	$0	0%	$0	$0	$0	0%
1998	$0	$0	0%	$0	$0	$0	0%
1999	$0	$0	0%	$0	$0	$0	0%
2000	$0	$0	0%	$0	$0	$0	0%
2001	$0	$0	0%	$0	$0	$0	0%
2002	$0	$0	0%	$0	$0	$0	0%
2003	$0	$0	0%	$0	$0	$0	0%
2004	$7,472	$2,937	39%	$9,253	$6,603	$15,856	212%
2005	$29,358	$16,176	55%	$19,278	$22,298	$41,576	142%
2006	$18,650	$13,330	71%	$5,608	$20,367	$25,975	139%
Entire Portfolio less Purchased Bankruptcy Portfolio

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	December 31, 2006 (2)	at December 31, 2006 (3)	Sales	Collections (4)	Collections (5)	Purchase Price (6)
1996	$3,080	$0	0%	$9,713	$57	$9,770	317%
1997	$7,685	$0	0%	$23,898	$203	$24,101	314%
1998	$11,089	$0	0%	$34,340	$346	$34,686	313%
1999	$18,898	$0	0%	$60,922	$1,151	$62,073	328%
2000	$25,016	$0	0%	$96,049	$3,663	$99,712	399%
2001	$33,468	$457	1%	$140,777	$11,549	$152,326	455%
2002	$42,280	$1,909	5%	$144,310	$17,684	$161,994	383%
2003	$61,461	$8,248	13%	$170,381	$40,950	$211,331	344%
2004	$51,859	$12,447	24%	$95,671	$51,345	$147,016	283%
2005	$114,008	$85,067	75%	$74,835	$189,338	$264,173	232%
2006	$91,021	$85,876	94%	$17,363	$187,667	$205,030	225%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Unamortized purchase price balance refers to the purchase price less amortization over the life of the portfolio.

(3)	Percentage of purchase price remaining unamortized refers to the amount of unamortized purchase price divided by the purchase price.

(4)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(5)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(6)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.
     The following graph shows the purchase price of our owned portfolios by year beginning in 1996. The purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts.
Portfolio Purchase by Year
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
Cash Collections By Year, By Year of Purchase — Entire Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$9,651
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	$23,400
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	$34,304
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	$60,230
2000	25,016	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	$95,587
2001	33,468	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	$135,286
2002	42,280	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	$144,299
2003	61,461	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	$170,382
2004	59,331	—	—	—	—	—	—	—	—	18,019	46,475	40,424	$104,918
2005	143,366	—	—	—	—	—	—	—	—	—	18,968	75,145	$94,113
2006	109,671	—	—	—	—	—	—	—	—	—	—	22,971	$22,971

Total	$515,346	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$895,141

Cash Collections By Year, By Year of Purchase — Bankruptcy only Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	Total

1996	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1997	—	—	—	—	—	—	—	—	—	—	—	—	$—
1998	—	—	—	—	—	—	—	—	—	—	—	—	$—
1999	—	—	—	—	—	—	—	—	—	—	—	—	$—
2000	—	—	—	—	—	—	—	—	—	—	—	—	$—
2001	—	—	—	—	—	—	—	—	—	—	—	—	$—
2002	—	—	—	—	—	—	—	—	—	—	—	—	$—
2003	—	—	—	—	—	—	—	—	—	—	—	—	$—
2004	7,472	—	—	—	—	—	—	—	—	743	4,554	3,956	$9,253
2005	29,358	—	—	—	—	—	—	—	—	—	3,777	15,500	$19,277
2006	18,650	—	—	—	—	—	—	—	—	—	—	5,608	$5,608

Total	$55,481	$—	$—	$—	$—	$—	$—	$—	$—	$743	$8,331	$25,064	$34,138

Cash Collections By Year, By Year of Purchase — Entire Portfolio less Bankruptcy

($ in thousands)
Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$9,651
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	$23,400
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	$34,304
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	$60,230
2000	25,016	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	$95,587
2001	33,468	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	$135,286
2002	42,280	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	$144,299
2003	61,461	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	$170,382
2004	51,859	—	—	—	—	—	—	—	—	17,276	41,921	36,468	$95,665
2005	114,008	—	—	—	—	—	—	—	—	—	15,191	59,645	$74,836
2006	91,021	—	—	—	—	—	—	—	—	—	—	17,363	$17,363

Total	$459,865	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$152,661	$183,045	$211,329	$861,003

     When we acquire a new portfolio of finance receivables, our estimates typically result in a 84-96 month projection of cash collections. The following chart shows our historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase.
Actual Cash Collections and Cash Sales vs. Original Projections
($ in millions)
Owned Portfolio Personnel Performance:
     We measure the productivity of each collector each month, breaking results into groups of similarly tenured collectors. The following three tables display various productivity measures that we track.
Collector by Tenure

Tenure at:	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
One year +(1)	210	241	298	327	340
Less than one year (2)	223	338	349	364	375
Total(2)	433	579	647	691	715

(1)	Calculated based on actual employees (collectors) with one year of service or more.

(2)	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE.”
Monthly Cash Collections by Tenure (1)

Average performance	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
One year + (2)	$16,927	$18,158	$17,129	$16,694	$18,024
Less than one year(3)	8,689	8,303	9,363	8,491	8,533

(1)	Cash collection numbers include only accounts assigned to collectors. Significant cash collections do occur on “unassigned” accounts.

(2)	Calculated using average YTD monthly cash collections of all collectors with one year or more of tenure.

(3)	Calculated using weighted average YTD monthly cash collections of all collectors with less than one year of tenure, including those in training.
Cash Collections per Hour Paid (1)

Average performance	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Total cash collections	$96.37	$108.27	$117.59	$133.39	$146.03
Non-legal cash collections	$77.72	$80.10	$82.06	$89.25	$99.06

(1)	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

     Cash collections have substantially exceeded revenue in each quarter since our formation. The following chart illustrates the consistent excess of our cash collections on our owned portfolios over income recognized on finance receivables on a quarterly basis. The difference between cash collections and income recognized on finance receivables is referred to as payments applied to principal. It is also referred to as amortization of purchase price. This amortization is the portion of cash collections that is used to recover the cost of the portfolio investment represented on the Balance Sheet.
Cash Collection(1) vs. Income Recognized on Finance Receivables

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
Quarterly Cash Collections(1)

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	2006	2005	2004
Balance at beginning of period	$193,644,670	$105,188,906	$92,568,557
Acquisitions of finance receivables, net of buybacks (1)	105,838,296	145,157,090	59,770,354
Cash collections applied to principal on finance receivables (2)	(73,035,471)	(56,701,326)	(47,150,005)

Balance at end of period	$226,447,495	$193,644,670	$105,188,906

Estimated Remaining Collections (“ERC”)(3)	$553,222,894	$492,924,998	$308,111,355

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net of allowance charges.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item, however, it is provided here for informational purposes.
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
     Our operating activities provided cash of $59.5 million, $57.9 million and $49.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received. Net income increased to $44.5 million for the year ended December 31, 2006 from $36.8 million for the year ended December 31, 2005 and $27.5 million for the year ended December 31, 2004. In addition, we realized tax benefits derived from share- based compensation of $2.2 million in 2005 and $1.1 million in 2004. In 2006, in accordance with the adoption of Financial Accounting Standards Board (“FASB”) statement No. 123(R), “Share-Based Payment” (“SFAS 123R”) the benefit derived from share-based compensation was reclassified to financing activities.
     Our investing activities used cash of $39.7 million, $83.0 million and $50.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment and purchases of auction rate certificates and variable rate demand notes. In addition, in 2005, we purchased the assets of Alatax, Inc. for $15.0 million in cash including acquisition costs and, in 2004, we purchased the assets of IGS Nevada, Inc. for $12.1 million in cash including acquisition costs. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables and the sale of auction rate certificates and variable rate demand notes.

     Our financing activities used cash of $10.7 million in 2006, and provided cash of $16.6 million and $1.1 million for the years ended December 31, 2005 and 2004, respectively. Cash provided by financing activities was generated primarily from draws on lines of credit and proceeds from long-term debt. Also, in accordance with the adoption of SFAS 123R on January 1, 2006, the benefit derived from share-based compensation was $2.4 million in 2006. This was previously classified in operating activities. In addition, the exercise of stock options and stock warrants generated cash from financing activities of $2.5 million for the year ended December 31, 2006, $2.6 million for the year ended December 31, 2005 and $1.1 million for the year ended December 31, 2004. Cash used by financing activities was primarily driven by payments on lines of credit, long-term debt and capital lease obligations.
     Cash paid for interest expense was approximately $411,000, $281,000 and $273,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The majority of interest expenses were paid on our revolving lines of credit, capital lease obligations and other long-term debt.
     On November 29, 2005, we entered into a Loan and Security Agreement for a revolving line of credit jointly offered by Bank of America, N.A. and Wachovia Bank, National Association. This agreement was amended on May 9, 2006 to include RBC Centura Bank as an additional lender. The agreement is a revolving line of credit in an amount equal to the lesser of $75,000,000 or 20% of our estimated remaining collections of all its eligible asset pools. The new line of credit replaces our previous $25,000,000 credit facility with RBC Centura Bank, which was terminated on November 28, 2005. Borrowings under the new revolving credit facility bear interest at a floating rate equal to the LIBOR Market Index Rate plus 1.75% and expires on November 29, 2008. The loan is collateralized by substantially all of our tangible and intangible assets. The agreement provides for:
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
     This facility had no amounts outstanding at December 31, 2006. As of December 31, 2006 we are in compliance with all of the covenants of this agreement.
     As of December 31, 2006 there are three loans outstanding. On February 20, 2002, one of our subsidiaries entered into an arrangement for a $500,000 commercial loan in order to finance construction of a parking lot at our Norfolk, Virginia location. This loan bears interest at a fixed rate of 6.47% and matures on September 1, 2007. On May 1, 2003, we entered into a commercial loan agreement in the amount of $975,000 to finance equipment purchases for our Hampton, Virginia location. This loan bears interest at a fixed rate of 4.25% and matures on May 1, 2008. On January 9, 2004, we entered into a commercial loan agreement in the amount of $750,000 to finance equipment purchases at our newly leased Norfolk facility. This loan bears interest at a fixed rate of 4.45% and matures on January 1, 2009. The loans are collateralized by the related asset and require us to maintain net worth greater than $20 million and a cash flow coverage ratio of at least 1.5 to 1.0 calculated on a rolling twelve-month average. As of December 31, 2006 we are in compliance with all of the covenants of these agreements.

Contractual Obligations
     The following summarizes our contractual obligations that exist as of December 31, 2006:

	Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$15,087,181	$2,243,392	$4,891,519	$4,044,540	$3,907,730
Long-Term Debt	717,287	463,229	254,058	—	—
Capital Lease Obligations	254,186	148,539	105,647	—	—
Purchase Commitments (1)	21,162,211	20,999,373	162,838	—	—
Employment Agreements	8,567,063	4,580,268	3,986,795	—	—

Total	$45,787,928	$28,434,801	$9,400,857	$4,044,540	$3,907,730

(1)	The Purchase Commitments’ amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of $18.3 million.
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934.
Recent Accounting Pronouncements
     On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (‘SFAS”) No. 123(R), “Share-Based Payment”. SFAS 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising SFAS 123, SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123R applies to all stock-based compensation transactions in which a company acquires services by (1) issuing its stock or other equity instruments, except through arrangements resulting from employee stock-ownership plans (ESOPs) or (2) incurring liabilities that are based on the company’s stock price. SFAS 123R is effective for fiscal years that began after June 15, 2005. We believe that all of our existing stock-based awards are equity instruments. We previously adopted SFAS 123 on January 1, 2002 and have been expensing equity based compensation since that time. We adopted SFAS 123R on January 1, 2006. The adoption of SFAS123R had no material impact on our financial statements.
     On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We will be required to adopt the provisions of FIN 48 with respect to all of our tax positions as of January 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We have estimated the impact of adopting FIN 48 to be an immaterial adjustment to retained earnings with a corresponding offset to liabilities.

     On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We believe SAB 108 will have no material impact on our financial statements.
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

     Prior to January 1, 2005, we accounted for our investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, we adopted and began to account for our investment in finance receivables using the interest method under the guidance of SOP 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-3 is effective. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. Pools purchased during a given quarter are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received, the carrying value of a pool would be written down to maintain the then current IRR. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR and shown net of allowance charges on our income statement. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, we use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above.
     We establish valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. During the years ended December 31, 2006 and 2005, we recorded a $1,100,000 and $200,000 allowance charge on our finance receivables, respectively. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.
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
     For our contingent fee subsidiary, the portfolios which are placed for servicing are owned by our clients and are placed under a contingent fee commission arrangement. Our subsidiary is paid to collect funds from the client’s debtors and earns a commission generally expressed as a percentage of the gross collection amount. The “Commissions” line of our income statement reflects the contingent fee amount earned, and not the gross collection amount.

     Our skip tracing subsidiary utilizes gross reporting under EITF 99-19. We generate revenue by working an account and successfully locating a customer for our client. An “investigative fee” is received for these services. In addition, we incur “agent expenses” where we hire a third-party collector to effectuate repossession. In many cases we have an arrangement with our client which allows us to bill the client for these fees. We have determined these fees to be gross revenue based on the criteria in EITF 99-19 and they are recorded as such in the line item “Commissions,” primarily because we are primarily liable to the third party collector. There is a corresponding expense in the line item “Outside Legal and Other Fees and Services” for these pass-through items.
     Our government processing and collection business’s primary source of income is derived from servicing taxing authorities in several different ways: processing all of their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings or fee for service transactions. When RDS conducts an audit, there are two components. The first is a charge for the hours incurred on conducting the audit. This charge is for hours worked. This charge is up-charged from the actual costs incurred. The gross billing is a component of the line item “Commissions” and the expense is included in the line item “Compensation and employee services.” The second item is for expenses incurred while conducting the audit. Most jurisdictions will reimburse RDS for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item “Commissions” and the expense component is included in its appropriate expense category, generally, “Other operating expenses.”
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
Valuation of Acquired Intangibles and Goodwill
     In accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” we are required to perform a review of goodwill for impairment annually, or earlier if indicators of potential impairment exist. The review of goodwill for potential impairment requires a two-step approach, is highly subjective and requires that: (1) goodwill be allocated to various reporting units of our business to which it relates; and (2) we estimate the fair value of those reporting units to which the goodwill relates and then determine the book value of those reporting units. We measure the fair value based on present value techniques involving cash flows consistent with the objective of measuring fair value based on reasonable and supportive assumptions. If the estimated fair value of reporting units with allocated goodwill is determined to be less than their book value, we are required to estimate the fair value of all identifiable assets and liabilities of those reporting units in a manner similar to a purchase price allocation for an acquired business. This requires independent valuation of certain unrecognized assets. Once this process is complete, the amount of goodwill impairment, if any, can be determined.
     We underwent a SFAS 142 review as of October 1, 2006 and believe that, as of December 31, 2006, there was no impairment of goodwill or other intangible assets. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill.
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
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
     Our exposure to market risk relates to interest rate risk with our variable rate credit line. As of December 31, 2006, we had no variable rate debt outstanding on our revolving credit lines. We do not have any other variable rate debt outstanding as of December 31, 2006. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.

Item 8. Financial Statements and Supplementary Data.
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	48-49
Consolidated Balance Sheets As of December 31, 2006 and 2005	50
Consolidated Income Statements For the years ended December 31, 2006, 2005 and 2004	51
Consolidated Statements of Changes in Stockholders’ Equity For the years ended December 31, 2006, 2005 and 2004	52
Consolidated Statements of Cash Flows For the years ended December 31, 2006, 2005 and 2004	53
Notes to Consolidated Financial Statements	54-71

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders of Portfolio Recovery Associates, Inc.:
We have completed integrated audits of Portfolio Recovery Associates, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Portfolio Recovery Associates, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 1, 2007

Portfolio Recovery Associates, Inc.
Consolidated Balance Sheets
December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005
Assets

Cash and cash equivalents	$25,100,834	$15,984,855
Finance receivables, net	226,447,495	193,644,670
Property and equipment, net	11,192,974	7,186,418
Income tax receivable	1,512,823	—
Goodwill	18,287,511	18,287,511
Intangible assets, net	6,754,014	9,022,666
Other assets	4,082,780	3,646,126

Total assets	$293,378,431	$247,772,246

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$2,891,469	$2,332,685
Accrued expenses	2,578,896	2,239,267
Income taxes payable	—	3,054,883
Accrued payroll and bonuses	6,244,852	5,942,618
Deferred tax liability	33,452,670	22,345,995
Revolving lines of credit	—	15,000,000
Long-term debt	689,892	1,151,965
Obligations under capital lease	242,385	382,658

Total liabilities	46,100,164	52,450,071

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000,000, issued and outstanding shares - 15,987,432 at December 31, 2006, and 15,767,443 at December 31, 2005	159,874	157,674
Additional paid in capital	115,527,975	108,063,899
Retained earnings	131,590,418	87,100,602

Total stockholders’ equity	247,278,267	195,322,175

Total liabilities and stockholders’ equity	$293,378,431	$247,772,246

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Income Statements
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenues:
Income recognized on finance receivables, net	$163,357,323	$134,674,344	$106,254,441
Commissions	24,964,444	13,850,805	7,141,796

Total revenue	188,321,767	148,525,149	113,396,237

Operating expenses:
Compensation and employee services	58,141,684	44,332,298	36,620,054
Outside legal and other fees and services	40,139,272	29,964,999	21,407,570
Communications	5,875,815	4,424,080	3,638,144
Rent and occupancy	2,276,140	2,100,914	1,744,885
Other operating expenses	4,758,157	3,423,791	2,712,463
Depreciation and amortization	5,130,628	4,678,598	2,382,896

Total operating expenses	116,321,696	88,924,680	68,506,012

Income from operations	72,000,071	59,600,469	44,890,225

Other income and (expense):
Interest income	584,092	611,490	222,718
Interest expense	(378,546)	(280,503)	(273,355)

Income before income taxes	72,205,617	59,931,456	44,839,588

Provision for income taxes	27,715,801	23,159,461	17,388,148

Net income	$44,489,816	$36,771,995	$27,451,440

Net income per common share
Basic	$2.80	$2.35	$1.79
Diluted	$2.77	$2.28	$1.73

Weighted average number of shares outstanding
Basic	15,910,795	15,641,862	15,357,475
Diluted	16,081,798	16,148,703	15,852,916
The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2006, 2005 and 2004

		Additional		Total
	Common	Paid in	Retained	Stockholders’
	Stock	Capital	Earnings	Equity
Balance at December 31, 2003	$152,947	$96,117,932	$22,877,167	$119,148,046

Net income	—	—	27,451,440	27,451,440
Exercise of stock options, warrants and vesting of restricted shares	1,336	1,195,013	—	1,196,349
Issuance of common stock for acquisition	699	1,999,540	—	2,000,239
Amortization of stock-based compensation	—	507,091	—	507,091
Stock-based compensation income tax benefits	—	1,086,275	—	1,086,275

Balance at December 31, 2004	$154,982	$100,905,851	$50,328,607	$151,389,440

Net income	—	—	36,771,995	36,771,995
Exercise of stock options, warrants and vesting of restricted shares	2,355	3,001,532	—	3,003,887
Issuance of common stock for acquisition	337	1,443,426	—	1,443,763
Amortization of stock-based compensation	—	520,845	—	520,845
Stock-based compensation income tax benefits	—	2,192,245	—	2,192,245

Balance at December 31, 2005	$157,674	$108,063,899	$87,100,602	$195,322,175

Net income	—	—	44,489,816	44,489,816
Exercise of stock options, warrants and vesting of restricted shares	2,200	2,500,425	—	2,502,625
Amortization of stock-based compensation	—	2,116,631	—	2,116,631
FAS123R adoption reclass of payroll liability to additional paid in capital	—	426,752	—	426,752
Income tax benefit from share based compensation	—	2,420,268	—	2,420,268

Balance at December 31, 2006	$159,874	$115,527,975	$131,590,418	$247,278,267

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Operating activities:
Net income	$44,489,816	$36,771,995	$27,451,440
Adjustments to reconcile net income to cash provided by operating activities:
Increase in equity from vested options	2,116,631	967,281	575,157
Income tax benefit related to stock option exercise	—	2,192,245	1,086,275
Depreciation and amortization	5,130,628	4,678,598	2,382,896
Deferred tax expense (benefit), net	11,106,675	8,695,272	15,660,148
Changes in operating assets and liabilities:
Other assets	(436,654)	(215,371)	(820,317)
Accounts payable	558,784	(92,241)	123,394
Income taxes	(4,567,706)	2,872,662	534,082
Accrued expenses	339,629	517,233	1,049,598
Accrued payroll and bonuses	728,986	1,466,699	1,242,510

Net cash provided by operating activities	59,466,789	57,854,373	49,285,183

Cash flows from investing activities:
Purchases of property and equipment	(6,868,532)	(3,484,415)	(2,090,934)
Acquisition of finance receivables, net of buybacks	(105,838,296)	(145,157,090)	(59,770,354)
Collections applied to principal on finance receivables	73,035,471	56,701,326	47,150,005
Purchases of auction rate certificates	(1,450,000)	(105,725,000)	(23,950,000)
Sales of auction rate certificates	1,450,000	129,675,000	—
Acquisitions, net of acquisition costs and cash acquired	—	(14,983,332)	(12,146,899)

Net cash used in investing activities	(39,671,357)	(82,973,511)	(50,808,182)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	2,502,625	2,557,451	1,128,283
Income tax benefit related to stock option exercise	2,420,268	—	—
Draws on lines of credit	—	15,000,000	—
Payments on lines of credit	(15,000,000)	—	—
Proceeds from long-term debt	—	—	750,000
Payments on long-term debt	(462,073)	(772,457)	(482,550)
Payments on capital lease obligations	(140,273)	(193,576)	(272,000)

Net cash (used in)/provided by financing activities	(10,679,453)	16,591,418	1,123,733

Net increase/(decrease) in cash and cash equivalents	9,115,979	(8,527,720)	(399,266)
Cash and cash equivalents, beginning of period	15,984,855	24,512,575	24,911,841

Cash and cash equivalents, end of period	$25,100,834	$15,984,855	$24,512,575

Supplemental disclosure of cash flow information:
Cash paid for interest	$411,376	$280,503	$273,355
Cash paid for income taxes	$18,763,763	$9,399,281	$390,000

Noncash investing and financing activities:
FAS123R adoption reclass of payroll liability to additional paid in capital	$426,752	$—	$—
Capital lease obligations incurred	$—	$—	$296,910
Acquisitions — Common stock issued	$—	$1,443,763	$2,000,239
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
     On December 28, 1999, PRA formed a wholly owned subsidiary, PRA Holding I, LLC (“PRA Holding I”), and is the sole member. The purpose of PRA Holding I is to enter into leases of office space and hold the Company’s real property (see Note 10) in Hutchinson, Kansas, Norfolk, Virginia and other real and personal property.
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
     On October 1, 2004, the Company acquired the assets of IGS Nevada, Inc., a privately held company specializing in asset-location and debt resolution services (the resulting business is referred to herein as “IGS”). The transaction was completed at a price of $14 million, consisting of $12 million in cash and $2 million in PRA Inc common stock. On September 10, 2004, the Company created a wholly owned subsidiary, PRA Location Services, LLC d/b/a IGS Nevada to operate IGS. IGS Nevada, Inc.’s founder and his top management team signed long-term employment agreements and continue to manage IGS. The income statement includes the results of operations of IGS for the period from October 1, 2004 through December 31, 2006.
     On July 29, 2005, the Company acquired substantially all of the assets and liabilities of Alatax, Inc., a provider of outsourced business revenue administration, audit and debt discovery/recovery services for local governments (the resulting business is referred to herein as “RDS”). The transaction was completed for consideration of $17.5 million, consisting of $16.1 million in cash and 33,684 shares of the Company’s common stock, valued at $1.4 million at the closing in accordance with the calculation set forth in the asset purchase agreement. Alatax Inc.’s two top executives both signed long-term employment agreements and continue to manage the company. Although most of its clients are located in Alabama (where it operates as Alatax), RDS, through PRA Government Services, LLC, a wholly owned subsidiary formed by the Company on June 23, 2005, recently began expanding into surrounding states (where it operates as Revenue Discovery Systems (RDS)). The income statement includes the results of operations of RDS for the period from August 1, 2005 through December 31, 2006.
     PRA Funding, LLC and PRA III were merged into PRA on November 24, 2003.
     On October 13, 2006, PRA formed a wholly owned subsidiary, PRA Holding II, LLC (“PRA Holding II”), and is the sole member. The purpose of PRA Holding II is to hold the Company’s real property in Jackson, Tennessee and other real and personal property.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I, PRA Holding II, Anchor, IGS and RDS.
     2. Summary of Significant Accounting Policies:
     Principles of accounting and consolidation: The consolidated financial statements of the Company are prepared in accordance with accounting standards generally accepted in the United States of America and include the accounts of PRA Inc, PRA, PRA Holding I, PRA Holding II, Anchor, IGS and RDS. All significant intercompany accounts and transactions have been eliminated.
     Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are funds held on the behalf of others arising from the collection of accounts placed with the Company. The balance of the funds held on behalf of others was $435,522 and $656,407 at December 31, 2006 and 2005, respectively. There is an offsetting liability that is included in “Accounts payable” on the balance sheet.
     Investments: The Company accounts for its investments under the guidance of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” The Company typically invests in variable rate auction rate certificates and variable rate demand notes which are classified as available-for-sale securities. At December 31, 2006 and 2005, the Company did not have any investments on the balance sheet; however, it did purchase investments during 2006 and 2005. These securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these investments. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments and all income generated was recorded as interest income.
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
     Finance receivables and income recognition: The Company’s principal business consists of the acquisition and collection of accounts that have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts. The amount paid for an account reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to the account’s contractual terms. At acquisition, the Company reviews each account to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the account’s contractual terms. If both conditions exist, the Company determines whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio and subsequently aggregated pools of accounts. The Company determines the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference) based on the Company’s proprietary acquisition models. The remaining amount, representing the excess of the account’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables, net over the remaining life of the account or pool (accretable yield).

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     Prior to January 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-3 is effective. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 (and the amended Practice Bulletin 6), rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting the finance receivables, net, on the balance sheet. Income recognized on finance receivables, net is accrued quarterly based on each static pool’s effective IRR and is shown net of allowance charges on the income statement. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At December 31, 2006 and 2005, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $1,611,130 and $1,312,032, respectively.
     The Company establishes valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At December 31, 2006 and 2005, the Company had an allowance against its finance receivables of $1,300,000 and $200,000, respectively. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at December 31, 2006, 2005 and 2004 was $1,322,721, $1,028,401 and $1,098,847, respectively. During the years ended December 31, 2006, 2005 and 2004 the Company capitalized $805,640, $502,556 and $708,632, respectively, of these direct acquisition fees. During the years ended December 31, 2006, 2005 and 2004 the Company amortized $511,320, $573,002 and $881,330, respectively, of these direct acquisition fees. At June 30, 2004 the Company wrote-off $530,649 related to the capitalization of fees paid to third parties for address correction and other customer data associated with the acquisition of portfolios purchased over the past five years. As a result of a review of the Company’s accounting, the Company determined these capitalized acquisition fees should be expensed.

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
     Commissions: The Company utilizes the provisions of Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) to record commission revenue from its contingent fee, skip-tracing and government processing and collection subsidiaries. EITF 99-19 requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes who retains inventory/credit risk, who controls vendor selection, who establishes pricing and who remains the primary obligor on the transaction. The Company considered each of these factors to determine the correct method of recognizing revenue from its subsidiaries.
     For the Company’s contingent fee collection subsidiary, the portfolios which are placed for servicing are owned by its clients and are placed under a contingent fee commission arrangement. The Company’s subsidiary is paid to collect funds from the client’s debtors and earns a commission generally expressed as a percentage of the gross collection amount. The “Commissions” line of the income statement reflects the contingent fee amount earned, and not the gross collection amount.
     The Company’s skip tracing subsidiary utilizes gross reporting under EITF 99-19. IGS generates revenue by working an account and successfully locating a customer for their client. An “investigative fee” is received for these services. In addition, the Company incurs “agent expenses” where it hires a third-party collector to effectuate repossession. In many cases the Company has an arrangement with its client which allows it to bill the client for these fees. The Company has determined these fees to be gross revenue based on the criteria in EITF 99-19 and they are recorded as such in the line item “Commissions,” primarily because the Company is primarily liable to the third party collector. There is a corresponding expense in “Outside Legal and Other Fees and Services” for these pass-through items.
     The Company’s government processing and collection subsidiary utilizes both gross and net reporting under EITF 99-19. RDS’s primary source of income is derived from servicing taxing authorities in several different ways: processing all of their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings or fee for service transactions and are included in the line item “Commissions.” When RDS conducts an audit, there are two components. The first is a charge for the hours incurred on conducting the audit. This charge is for hours worked and includes a profit margin above our actual cost. The gross billing is a component of the line item “Commissions” and the expense is included in the line item “Compensation and employee services.” The second item is for expenses incurred while conducting the audit. Most jurisdictions will reimburse RDS for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item “Commissions” and the expense component is included in their appropriate expense category, generally the line item “Other operating expenses.”
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     Property and equipment: Property and equipment, including improvements that significantly add to the productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed currently. Property and equipment are depreciated over their useful lives using the straight-line method of depreciation. Software and computer equipment are depreciated over three to five years. Furniture and fixtures are depreciated over five years. Equipment is depreciated over five to seven years. Leasehold improvements are depreciated over the lesser of the useful life, which ranges from three to ten years, or the remaining life of the leased property. Building improvements are depreciated over ten to thirty-nine years. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in the income statement.
     Intangible assets: The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on October 1, 2004. Prior to this date, the Company had no assets in this category. With the acquisition of IGS on October 1, 2004, and RDS on July 29, 2005, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements and goodwill. In accordance with SFAS 142, the Company is amortizing the IGS client relationships over seven years, the RDS customer relationships over ten years and the non-compete agreements over three years for both the IGS and RDS acquisitions. The Company reviews them at least annually for impairment. In addition, goodwill, pursuant to SFAS 142, is not amortized but rather reviewed annually for impairment.
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
     Effective with the Company’s 2002 tax filings, the Company adopted the cost recovery method of income recognition for tax purposes. The Company believes cost recovery to be an acceptable tax revenue recognition method for companies in the bad debt purchasing industry and results in the reduction of current taxable income as, for tax purposes, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any income is recognized.
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
     Operating leases: General abatements or prepaid leasing costs are recognized on a straight-line basis over the life of the lease. In addition, future minimum lease payments (including the impact of rent escalations) are expensed on a straight-lined basis over the life of the lease. Material leasehold improvements are capitalized and depreciated over the remaining life of the lease.
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     Stock-based compensation: The Company applied the intrinsic value method provided for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” for all warrants issued to employees prior to January 1, 2002. For warrants and options issued to non-employees, the Company followed the fair value method of accounting as prescribed under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). On January 1, 2002 the Company adopted SFAS 123 on a prospective basis for all warrants and options granted and reported the change in accounting principle using the retroactive restatement method as prescribed in SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” Effective January 1, 2006, the Company adopted FASB Statement No. 123R (“SFAS 123R”), “Share-Based Payment” using the modified prospective approach.
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
     Estimated fair value of financial instruments: The Company applies the provisions of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to its financial instruments. Its financial instruments consist of cash and cash equivalents, finance receivables, net, revolving lines of credit, long-term debt, and obligations under capital leases. See Note 11 for additional disclosure.
     Recent Accounting Pronouncements: On December 16, 2004, FASB issued SFAS 123R. SFAS 123R revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising SFAS 123, SFAS 123R supersedes APB No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123R applies to all stock-based compensation transactions in which a company acquires services by (1) issuing its stock or other equity instruments, except through arrangements resulting from employee stock-ownership plans (ESOPs) or (2) incurring liabilities that are based on the company’s stock price. SFAS 123R is effective for annual periods that began after June 15, 2005. The Company believes that all of its existing stock-based awards are equity instruments. The Company previously adopted SFAS 123 on January 1, 2002 and has been expensing equity based compensation since that time. The adoption of SFAS 123R had no material impact on the Company’s financial statements.
     On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more- likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company is required

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
to adopt the provisions of FIN 48 with respect to all of its tax positions as of January 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company has estimated the impact of adopting FIN 48 to be an immaterial adjustment to retained earnings with a corresponding offset to liabilities.
     On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company believes that SAB 108 will have no material impact on its financial statements.
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
     3. Finance Receivables, net:
     As of December 31, 2006 and 2005, the Company had $226,447,495 and $193,644,670, respectively, remaining of finance receivables. Changes in finance receivables at December 31, 2006 and 2005, were as follows:

	2006	2005
Balance at beginning of period	$193,644,670	$105,188,906
Acquisitions of finance receivables, net of buybacks	105,838,296	145,157,090

Cash collections	(236,392,794)	(191,375,670)
Income recognized on finance receivables, net	163,357,323	134,674,344

Cash collections applied to principal	(73,035,471)	(56,701,326)

Balance at end of period	$226,447,495	$193,644,670

     At the time of acquisition, the life of each pool is generally estimated to be between 84 to 96 months based on projected amounts and timing of future cash receipts using the proprietary models of the Company. As of December 31, 2006 the Company had $226,447,495 in finance receivables included in the balance sheet. Based upon current projections, cash collections applied to principal will be as follows for the twelve months in the years ending:

December 31, 2007	$59,710,787
December 31, 2008	50,938,800
December 31, 2009	39,646,727
December 31, 2010	33,309,270
December 31, 2011	27,219,796
December 31, 2012	14,167,174
December 31, 2013	1,454,941

$226,447,495

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     During the year ended December 31, 2006, the Company purchased $7.8 billion of face value of charged-off consumer receivables. During the year ended December 31, 2005, the Company purchased $5.3 billion of face value of charged-off consumer receivables. At December 31, 2006, the estimated remaining collections on the receivables purchased during 2006 are $208,034,893. At December 31, 2006, the estimated remaining collections on the receivables purchased during 2005 are $211,635,968.
     Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of December 31, 2006 and 2005. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
Balance at beginning of period	$299,280,328	$202,922,449
Income recognized on finance receivables, net	(163,357,323)	(134,674,344)
Additions	128,771,384	157,081,401
Reclassifications from nonaccretable difference	62,081,010	73,950,822

Balance at end of period	$326,775,399	$299,280,328

     During the years ended December 31, 2006 and 2005, the Company recorded a $1,100,000 and $200,000 allowance charge, respectively, on portfolios that had underperformed expectations. The Company previously had not booked any other valuation allowances on its finance receivables. The change in the valuation allowance for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Balance at beginning of period	$200,000	$—
Allowance charges recorded	1,100,000	200,000
Reversal of previously recorded allowance charges	—	—

Change in allowance charge	1,100,000	200,000

Balance at end of period	$1,300,000	$200,000

     4. Operating Leases:
     The Company rents office space and equipment under operating leases. Rental expense was $1,915,103, $1,803,812 and $1,520,100 for the years ended December 31, 2006, 2005 and 2004, respectively.
     Future minimum lease payments at December 31, 2006, are as follows:

2007	$2,243,392
2008	2,414,851
2009	2,476,668
2010	2,133,302
2011	1,911,238
Thereafter	3,907,730

$15,087,181

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     5. Intangible Assets, net:
     With the acquisitions of IGS on October 1, 2004 and RDS on July 29, 2005, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements and goodwill. In accordance with SFAS 142, the Company is amortizing the IGS client relationships over seven years, the RDS customer relationships over ten years and the non-compete agreements over three years for both the IGS and RDS acquisitions with a combined original weighted average amortization period of 7.54 years. The Company reviews them at least annually for impairment. Total amortization expense for the years ended December 31, 2006, 2005 and 2004 was $2,268,652, $2,296,172 and $481,162, respectively.
     Intangible assets consist of the following at December 31, 2006:

Client and customer relationships	$9,800,000
Non-compete agreements	2,000,000
Accumulated amortization	(5,045,986)

Intangible assets, net	$6,754,014

     Amortization expense relating to the non-compete agreements is calculated on a straight-line method (which approximates the pattern of economic benefit concept) for the IGS non-compete agreements and a pattern of economic benefit concept for the Alatax non-compete agreements. Amortization expense relating to the client and customer relationships is calculated using a pattern of economic benefit concept. The pattern of economic benefit concept relies on expected net cash flows from all existing clients. The rate of amortization of the client relationships will fluctuate annually to match these expected cash flows. The future amortization of these intangible assets is as follows as of December 31, 2006:

2007	$1,812,680
2008	1,354,075
2009	1,177,279
2010	963,579
Thereafter	1,446,401

$6,754,014

     In addition, goodwill, pursuant to SFAS 142, is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2006, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2006, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through December 31, 2006, that would necessitate an impairment charge to goodwill or the other intangible assets. At December 31, 2006 and 2005, the carrying value of goodwill was $18,287,511.
     6. Capital Leases:
     Leased assets included in property and equipment consists of the following:

	2006	2005
Software	$270,008	$270,008
Computer equipment	56,063	59,652
Furniture and fixtures	1,260,287	1,260,287
Equipment	27,249	27,249
Less accumulated depreciation	(1,278,095)	(1,097,780)

	$335,512	$519,416

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     Depreciation expense recognized on capital leases for the years ended December 31, 2006, 2005 and 2004 was $183,904, $235,164 and $255,025, respectively.
     Commitments for minimum annual rental payments for these leases as of December 31, 2006 are as follows:

2007	$148,539
2008	99,949
2009	5,698

254,186
Less amount representing interest and taxes	11,801

Present value of net minimum lease payments	$242,385

     7. 401(k) Retirement Plan:
     Effective October 1, 1998, the Company sponsors a defined contribution plan. Under the plan, all employees over twenty-one years of age are eligible to make voluntary contributions to the Plan up to 100% of their compensation, subject to Internal Revenue Service limitations after completing six months of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee’s salary. Total compensation expense related to these contributions was $682,115, $603,830 and $434,778 for the years ended December 31, 2006, 2005 and 2004, respectively.
     8. Revolving Lines of Credit:
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
     On November 29, 2005, the Company entered into a Loan and Security Agreement for a revolving line of credit jointly offered by Bank of America, N.A. and Wachovia Bank, National Association. This agreement was amended on May 9, 2006 to include RBC Centura Bank as an additional lender. The agreement is a revolving line of credit in an amount equal to the lesser of $75,000,000 or 20% of the Company’s estimated remaining collections of all its eligible asset pools. Borrowings under the new revolving credit facility will bear interest at a floating rate equal to the LIBOR Market Index Rate plus 1.75% and expires on November 29, 2008. The loan is collateralized by substantially all the tangible and intangible assets of the Company. The agreement provides for:
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     This facility had $0 and $15 million outstanding at December 31, 2006 and 2005, respectively. The weighted average interest rate on the amount outstanding at December 31, 2005 was 6.13%. As of December 31, 2006 the Company is in compliance with all of the covenants of this agreement.
     9. Property and equipment, net:
     Property and equipment, at cost, consist of the following as of December 31, 2006 and 2005:

	December 31,	December 31,
	2006	2005
Software	$5,007,449	$3,253,454
Computer equipment	4,467,524	3,626,353
Furniture and fixtures	2,716,723	2,182,388
Equipment	3,802,427	2,743,966
Leasehold improvements	1,842,402	1,644,566
Building and improvements	3,282,620	1,714,353
Land	930,263	150,922
Less accumulated depreciation	(10,856,434)	(8,129,584)

Property and equipment, net	$11,192,974	$7,186,418

     Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $2,861,976, $2,382,426 and $1,901,734, respectively.
     Beginning in July 2006 upon initiation of certain internally developed software projects, in accordance with the provisions of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company began capitalizing qualifying computer software costs incurred during the application development stage and amortizing them over their estimated useful life of three years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of December 31, 2006, the Company has incurred and capitalized $165,964 of these direct payroll costs related to software developed for internal use. Of these costs, $99,712 is for projects that are in the development stage and therefore are a component of Other Assets. Once the projects are completed the costs will be transferred to Software and amortized over their estimated useful life of three years. Depreciation expense and remaining unamortized costs relating to this internally developed software for the year ended December 31, 2006 was $2,208 and $64,044, respectively.
     10. Long-Term Debt:
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
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
     On January 9, 2004, the Company entered into a commercial loan agreement in the amount of $750,000 to finance equipment purchases at one of its leased Norfolk facilities. This loan bears interest at a fixed rate of 4.45%, matures on January 1, 2009 and is collateralized by the purchased equipment.
     Annual payments on all loans outstanding as of December 31, 2006 are as follows:

2007	$463,229
2008	240,083
2009	13,975

717,287
Less amount representing interest	(27,395)

Principal due	$689,892

     At December 31, 2006 and 2005, the three and five outstanding loans were collateralized by property and buildings that have a book value of $939,341 and $1,290,244, respectively. The loans require the Company to maintain net worth greater than $20 million and a cash flow coverage ratio of at least 1.5 to 1.0 calculated on a rolling twelve-month average. As of December 31, 2006 the Company is in compliance with all of the covenants of these agreements.
     11. Estimated Fair Value of Financial Instruments:
     The accompanying financial statements include various estimated fair value information as of December 31, 2006, as required by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.
     Cash and cash equivalents: The carrying amount approximates fair value.
     Finance receivables, net: The Company records purchased receivables at cost, which represents a significant discount from the contractual receivable balances due. The cost of the receivables is reduced as cash is received based upon the guidance of Practice Bulletin 6 and SOP 03-3. The balance at December 31, 2006 and 2005 was $226,447,495 and $193,644,670, respectively. The Company computed the fair value of these receivables using our proprietary pricing models that the Company utilizes to make portfolio purchase decisions. At December 31, 2006 and 2005, using the aforementioned methodology, we computed the approximate fair value to be $246,000,000 and $232,000,000, respectively.
     Revolving lines of credit: The carrying amount approximates fair value.
     Long-term debt: The carrying amount approximates fair value.
     Obligations under capital lease: The carrying amount approximates fair value.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     12. Stock-Based Compensation:
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
     Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS 123 prospectively to all employee awards granted, modified, or settled after January 1, 2002. All stock-based compensation measured under the provisions of APB 25 became fully vested during 2002. All stock-based compensation expense recognized thereafter was derived from stock-based compensation based on the fair value method prescribed in SFAS 123. Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective approach. The adoption of SFAS 123R resulted in a reclassification which increased cash flows from financing activities and decreased cash flows from operating activities by $2,420,268 relating to income tax benefits from share based compensation and increased equity by $426,752 for the year ended December 31, 2006. The adoption of SFAS 123R had no material impact on the Company’s Income Statement. The adoption of SFAS 123R had no impact on previously reported interim periods. As of December 31, 2006, total future compensation costs related to nonvested awards of stock options and nonvested shares are $6,747,122 with a weighted average remaining life (contractual term) of 3.04 years for stock options and 3.82 years for nonvested shares. Based upon historical data, the Company used an annual forfeiture rate of 3.38% for stock options and 2.90% for nonvested shares for most of the employee grants. Grants made to key employee hires and directors of the Company were assumed to have no forfeiture rates associated with them due to the low turnover among this group. In addition, concurrently with the adoption of SFAS 123R, all previous references to “restricted” stock are now referred to as “nonvested” shares.
     Total stock-based compensation was $2,116,631, $1,190,446 and $749,754 for the years ended December 31, 2006, 2005 and 2004, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of SFAS No. 123R (windfall tax benefits) are credited to additional paid-in capital in the Company’s balance sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from stock-based compensation was $2,988,274, $2,568,327 and $1,185,984 for the years ended December 31, 2006, 2005 and 2004, respectively.
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     The following summarizes all warrant related transactions from December 31, 2003 through December 31, 2006:

	Warrants	Weighted Average
	Outstanding	Exercise Price
December 31, 2003	107,500	$4.20
Exercised	(67,500)	4.20

December 31, 2004	40,000	4.20
Exercised	(36,250)	4.20

December 31, 2005	3,750	4.20
Exercised	(3,750)	4.20

December 31, 2006	—	$—

     Stock Options
     The Company created the 2002 Stock Option Plan on November 7, 2002. The plan was amended in 2004 by the Amended Plan to enable the Company to issue restricted shares of stock to its employees and directors. The Amended Plan was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012. All options issued under the Amended Plan vest ratably over five years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. As of December 31, 2006, 895,000 options have been granted under the Amended Plan of which 109,170 have been cancelled and are eligible for regrant. These options are accounted for under SFAS 123R and all expenses for 2006, 2005 and 2004 are included in earnings as a component of compensation and employee services expense.
     The following summarizes all option related transactions from December 31, 2003 through December 31, 2006:

		Weighted-	Weighted-
	Options	Average	Average
	Outstanding	Exercise Price	Fair Value
December 31, 2003	797,910	$14.09	$2.9414
Granted	20,000	28.79	2.8468
Exercised	(63,511)	13.30	2.7794
Cancelled	(47,940)	13.00	2.7133

December 31, 2004	706,459	14.65	2.9692
Exercised	(181,910)	13.22	2.7265
Cancelled	(20,040)	15.63	2.8107

December 31, 2005	504,509	15.12	3.0624
Exercised	(188,475)	13.19	2.7561
Cancelled	(15,015)	13.00	2.7133

December 31, 2006	301,019	$16.43	$3.2717

     All of the stock options were issued to employees of the Company except for 40,000 that were issued to non-employee directors. Non-employee directors were granted 20,000 stock options in 2004. No stock options were granted in 2005 or 2006. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $6.3 million, $4.7 million, and $1.3 million, respectively.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     The following information is as of December 31, 2006:

	Options Outstanding				Options Exercisable
		Average	Weighted-			Weighted-
		Remaining	Average			Average
Exercise	Number	Contractual	Exercise	Aggregate	Number	Exercise	Aggregate
Prices	Outstanding	Life	Price	Intrinsic Value	Exercisable	Price	Intrinsic Value
$13.00	226,519	2.9	$13.00	$7,631,425	95,749	$13.00	$3,225,784
$16.16	7,500	2.9	16.16	228,975	5,500	16.16	167,915
$27.77 — $29.79	67,000	3.7	28.06	1,248,320	36,000	27.96	674,360

Total at December 31, 2006	301,019	3.0	$16.43	$9,108,720	137,249	$17.05	$4,068,059

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
     The following assumptions were used:

Options issue year:	2004
Weighted average fair value of options granted	$2.85
Expected volatility	13.26% — 13.55%
Risk-free interest rate	3.16% — 3.37%
Expected dividend yield	0.00%
Expected life (in years)	5.00
     Utilizing these assumptions, each non-employee director stock option granted in 2004 is valued between $2.62 and $2.92. No options have been awarded to Messrs. Fredrickson, Stevenson or Grube since the IPO in November 2002.
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     The following summarizes all nonvested share transactions from December 31, 2003 through December 31, 2006:

		Weighted
	Nonvested	Average
	Shares	Price at
	Outstanding	Grant Date
December 31, 2003	13,045	$27.57
Granted	84,350	26.94
Vested	(2,609)	27.57
Cancelled	(4,900)	26.08

December 31, 2004	89,886	27.06
Granted	74,600	41.92
Vested	(17,389)	27.10
Cancelled	(11,760)	30.40

December 31, 2005	135,337	34.96
Granted	82,700	46.88
Vested	(27,764)	33.88
Cancelled	(19,165)	37.75

December 31, 2006	171,108	$40.59

     The total fair value of shares vested during the years ended December 31, 2006, 2005, and 2004, was $940,644, $471,241 and $71,930, respectively.
     13. Earnings per Share:
     Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock warrants, stock options and nonvested stock awards. The dilutive effect of stock options and nonvested restricted stock is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of restricted stock would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that is received upon assumed exercise. The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2006 and 2005:

	For the year ended December 31,
		2006			2005
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$44,489,816	15,910,795	$2.80	$36,771,995	15,641,862	$2.35
Dilutive effect of stock warrants, options and restricted stock awards		171,003			506,841

Diluted EPS	$44,489,816	16,081,798	$2.77	$36,771,995	16,148,703	$2.28

     As of December 31, 2006 and 2005, there were no antidilutive options outstanding.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     14. Stockholders’ Equity:
     Shares of common stock outstanding were as follows:

Common Stock
December 31, 2003	15,294,676
Exercise of warrants, options and vesting of nonvested shares	133,620
Issuance of common stock for acquisition	69,914

December 31, 2004	15,498,210
Exercise of warrants, options and vesting of nonvested shares	235,549
Issuance of common stock for acquisition	33,684

December 31, 2005	15,767,443
Exercise of warrants, options and vesting of nonvested shares	219,989

December 31, 2006	15,987,432

     15. Income Taxes:
     Prior to November 8, 2002, the Company was organized as a limited liability company, taxed as a partnership, and as such was not subject to federal or state income taxes. Immediately before the IPO, the Company was reorganized as a corporation and became subject to income taxes.
     The income tax expense recognized for the years ended December 31, 2006, 2005 and 2004 is composed of the following:

For the year ended December 31, 2006	Federal	State	Total
Current tax expense	$14,344,676	$2,264,450	$16,609,126
Deferred tax expense	9,563,369	1,543,306	11,106,675

Total income tax expense	$23,908,045	$3,807,756	$27,715,801

For the year ended December 31, 2005	Federal	State	Total
Current tax expense	$11,741,714	$2,352,431	$14,094,145
Deferred tax expense	7,817,133	1,248,183	9,065,316

Total income tax expense	$19,558,847	$3,600,614	$23,159,461

For the year ended December 31, 2004	Federal	State	Total
Current tax expense	$638,583	$—	$638,583
Deferred tax expense	14,056,721	2,692,844	16,749,565

Total income tax expense	$14,695,304	$2,692,844	$17,388,148

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     The Company has recognized a net deferred tax liability of $33,452,670 and $22,345,995 as of December 31, 2006 and 2005, respectively. The components of this net liability are:

	2006	2005
Deferred tax assets:
Employee compensation	$733,523	$473,746
State tax credit	137,475	—
Intangible assets and goodwill	573,800	473,364
Other	7,591	—

Total deferred tax asset	1,452,389	947,110

Deferred tax liabilities:
Depreciation expense	115,432	370,923
Prepaid expenses	406,756	336,865
Cost recovery	34,382,871	22,585,317

Total deferred tax liability	34,905,059	23,293,105

Net deferred tax liability	$33,452,670	$22,345,995

     A valuation allowance has not been provided at December 31, 2006 or 2005 since management believes it is more likely than not that the deferred tax assets will be realized. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s results of operations and financial position.
     The Company believes cost recovery to be an acceptable tax revenue recognition method for companies in the bad debt purchasing industry and results in the reduction of current taxable income as, for tax purposes, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any taxable income is recognized. The timing difference from the adoption of cost recovery resulted in a deferred tax liability at December 31, 2006 and 2005.
     A reconciliation of the Company’s expected tax expense at statutory tax rates to actual tax expense for the years ended December 31, 2006, 2005 and 2004 consists of the following components:

	2006	2005	2004
Federal tax at statutory rates	$25,271,966	$20,976,009	$15,693,856
State tax expense, net of federal benefit	2,475,041	2,340,399	1,750,349
Other	(31,206)	(156,947)	(56,057)

Total income tax expense	$27,715,801	$23,159,461	$17,388,148

     16. Commitments and Contingencies:
     Employment Agreements:
     The Company has employment agreements with all of its executive officers and with several members of its senior management group, most of which expire on December 31, 2008. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Estimated future compensation under these agreements is approximately $8,567,063. The agreements also contain confidentiality and non-compete provisions.
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
We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment, management has determined that, as of December 31, 2006, its internal control over financial reporting was effective based on the criteria set forth in the COSO framework. The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The following table sets forth certain information as of February 11, 2007 about the Company’s directors and executive officers.

Name	Position	Age
Steven D. Fredrickson	President, Chief Executive Officer and Chairman of the Board	47
Kevin P. Stevenson	Executive Vice President, Chief Financial and Administrative Officer, Treasurer and Assistant Secretary	42
Craig A. Grube	Executive Vice President — Acquisitions	46
Judith S. Scott	Executive Vice President, General Counsel and Secretary	61
William P. Brophey	Director*	69
Penelope W. Kyle	Director	59
David N. Roberts	Director	44
Scott M. Tabakin	Director*	48
James M. Voss	Director*	64

*	Member of the Company’s audit committee (the “Audit Committee”), which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. In the opinion of the Board, Mr. Voss and Mr. Tabakin are independent directors who qualify as “audit committee financial experts,” pursuant to Section 401(h) of Regulations S-K.
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
     William P. Brophey, Director. Mr. Brophey was appointed as a director of Portfolio Recovery Associates in 2002 and subsequently elected at the Company’s next Annual Meeting of Stockholders. Currently retired, Mr. Brophey has more than 35 years of experience as president and chief executive officer of Brad Ragan, Inc., a (formerly) publicly traded automotive product and service retailer and as a senior executive at The Goodyear Tire and Rubber Company. Throughout his career, he held numerous field and corporate positions at Goodyear in the areas of wholesale, retail, credit, and sales and marketing, including general marketing manager, commercial tire products. He served as president and chief executive officer and a member of the board of directors of Brad Ragan, Inc. (a 75% owned public subsidiary of Goodyear) from 1988 to 1996, and vice chairman of the board of directors from 1994 to 1996, when he was named vice president, original equipment tire sales world wide at Goodyear. From 1998 until his retirement in 2000, he was again elected president and chief executive officer and vice chairman of the board of directors of Brad Ragan, Inc. Mr. Brophey has a business degree from Ohio Valley College and attended advanced management programs at Kent State University, Northwestern University, Morehouse College and Columbia University.
     Penelope W. Kyle, Director. Mrs. Kyle was appointed as a director of Portfolio Recovery Associates in 2005 and subsequently elected at the Company’s next Annual Meeting of Stockholders. Mrs. Kyle presently serves as President of Radford University. Prior to her appointment as President of Radford University in June 2005, she had served since 1994 as Director of the Virginia Lottery. Earlier in her career, she worked as an attorney at the law firm McGuire, Woods, Battle and Boothe, in Richmond, Virginia. Mrs. Kyle was later employed at CSX Corporation, where during a 13-year career she became the company’s first female officer and a vice president in the finance department. She earned an MBA at the College of William and Mary and a law degree from the University of Virginia.
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
     Scott M. Tabakin, Director. Mr. Tabakin was appointed as a director of Portfolio Recovery Associates in 2004 and subsequently elected at the Company’s next Annual Meeting of Stockholders. Since July 2006, Mr. Tabakin has served as Executive Vice President and Chief Financial Officer of Elder Health, Inc., a privately owned Medicare managed health-care company. From November 2003 until July 2006, Mr. Tabakin was an independent financial consultant. Mr. Tabakin has more than 20 years of public-company experience. He served as Executive Vice President and CFO of AMERIGROUP Corporation, a managed health-care company, from May 2001 until October 2003. Prior to May 2001, Mr. Tabakin was Executive Vice President and CFO of Beverly Enterprises, Inc., then the nation’s largest provider of long-term health care. Earlier in his career, Mr. Tabakin was an executive with the accounting firm of Ernst & Young. He is a certified public accountant and received a B.S. degree in accounting from the University of Illinois.
     James M. Voss, Director. Mr. Voss was appointed as a director of Portfolio Recovery Associates in 2002 and subsequently elected at the Company’s next Annual Meeting of Stockholders. Mr. Voss has more than 35 years of experience as a senior finance executive. He currently heads Voss Consulting, Inc., serving as a consultant to community banks regarding policy, organization, credit risk management and strategic planning. From 1992 through 1998, he was with First Midwest Bank as executive vice president and chief credit officer. He served in a variety of senior executive roles during a 24 year career (1965-1989) with Continental Bank of Chicago, and was chief financial officer at Allied Products Corporation (1990-1991), a publicly traded (NYSE) diversified manufacturer. Currently, he serves on the board of Elgin State Bank. Mr. Voss has both an MBA and Bachelor’s Degree from Northwestern University.

Corporate Code of Ethics
     The Company has adopted a Code of Ethics which is applicable to all directors, officers, and employees and which complies with the definition of a “code of ethics” set out in Section 406(c) of the Sarbanes-Oxley Act of 2002, and the requirement of a “Code of Conduct” prescribed by Section 4350(n) of the Marketplace Rules of the NASDAQ Global Stock Market, Inc. The Code of Ethics is available to the public, and will be provided by the Company at no charge to any requesting party. Interested parties may obtain a copy of the Code of Ethics by submitting a written request to Investor Relations, Portfolio Recovery Associates, Inc., 120 Corporate Boulevard, Suite 100, Norfolk, Virginia, 23502, or by email at info@portfoliorecovery.com. The Code of Ethics is also posted on the Company ‘s website at www.portfoliorecovery.com.
     Certain information required by Item 10 is incorporated herein by reference to the section labeled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement in connection with the Company’s 2007 Annual Meeting of Stockholders.
Item 11. Executive Compensation.
     The information required by Item 11 is incorporated herein by reference to (a) the section labeled “Compensation Discussion and Analysis” in the Company’s definitive Proxy Statement in connection with the Company’s 2007 Annual Meeting of Stockholders and (b) the section labeled “Compensation Committee Report” in the Company’s definitive Proxy Statement in connection with the Company’s 2007 Annual Meeting of Stockholders, which section (and the report contained therein) shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of such furnishing in this Item 11.
Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.
     The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement in connection with the Company’s 2007 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions.
     The information required by Item 13 is incorporated herein by reference to Item 5 of this report and to the section labeled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement in connection with the Company’s 2007 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.
     The aggregate fees billed or expected to be billed by PricewaterhouseCoopers, LLP for the years ended December 31, 2006 and 2005 are presented in the table below:

	2006	2005
Audit Fees
Annual audit	$522,799	$410,000

Tax Fees
Advice(1)	—	9,975

	—	9,975

Other Fees
Investigation Review Fees(3)	58,004	—
Subscription Fees (2)	1,500	1,500

	59,504	1,500

Total Accountant Fees	$582,303	$421,475

(1)	Tax advice fees relate to work done on cost recovery method research for tax purposes.

(2)	Subscription fees represent fees paid for an annual subscription to the PricewaterhouseCoopers LLP research tool, Comperio.

(3)	Investigation review fees relate to the work performed by PricewaterhouseCoopers LLP to review and assess the adequacy and results of the internal control deficiency investigation initiated by our Audit Committee. See Item 9A. of our Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed on August 3, 2006, for more information.
The Audit Committee’s charter provides that the Audit Committee will:
•	Approve the fees and other significant compensation to be paid to auditors.

•	Review the non-audit services to determine whether they are permissible under current law.

•	Pre-approve the provision of any permissible non-audit services by the independent auditors and the related fees of the independent auditors therefore.

•	Consider whether the provision of these other services is compatible with maintaining the auditors’ independence.
     All the fees paid to PricewaterhouseCoopers were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements.
     The following financial statements of the Company are included in Item 8 of this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	48-49
Consolidated Balance Sheets at December 31, 2006 and 2005	50
Consolidated Income Statements for the years ended December 31, 2006, 2005 and 2004	51
Consolidated Statements of Changes in Stockholders’ Equity For the years ended December 31, 2006, 2005 and 2004	52
Consolidated Statements of Cash Flows For the years ended December 31, 2006, 2005 and 2004	53
Notes to Consolidated Financial Statements	54-71
(b) Exhibits.
2.1	Equity Exchange Agreement between Portfolio Recovery Associates, L.L.C. and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1).

2.2	Asset Purchase Agreement dated as of October 1, 2004, by and among Portfolio Recovery Associates, Inc, PRA Location Services, LLC, IGS Nevada, Inc., and James Snead (Incorporated by reference to Exhibit 2.1 of the Form 8-K dated October 7, 2004).

2.3	Asset Purchase Agreement dated as of July 29, 2005, by and among Portfolio Recovery Associates, Inc, PRA Government Services, LLC, Alatax, Inc. and its stockholders (Incorporated by reference to Exhibit 2.1 of the Form 8-K dated August 2, 2005).

3.1	Amended and Restated Certificate of Incorporation of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1).

3.2	Amended and Restated By-Laws of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1).

4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1).

10.1	Employment Agreement, dated December 22, 2005, by and between Steven D. Fredrickson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated January 6, 2006).

10.2	Employment Agreement, dated December 22, 2005, by and between Kevin P. Stevenson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.2 of the Form 8-K dated January 6, 2006).

10.3	Employment Agreement, dated December 22, 2005, by and between Craig A. Grube and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.3 of the Form 8-K dated January 6, 2006).

10.4	Employment Agreement, dated December 22, 2005, by and between Judith S. Scott and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.4 of the Form 8-K dated January 6, 2006).

10.5	Amendment to Employment Agreement, dated March 23, 2006, by and between Judith S. Scott and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated March 24, 2006).

10.6	Portfolio Recovery Associates, Inc. Amended and Restated 2002 Stock Option Plan and 2004 Restricted Stock Plan. (Incorporated by reference to Exhibit 10.9 of the form 10-Q for the period ended June 30, 2004).

10.7	Loan and Security Agreement, dated November 29, 2005, by and between Portfolio Recovery Associates, Inc, Bank of America and Wachovia Bank. (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated December 5, 2005).

10.8	Promissory Note dated November 29, 2005 by and between Portfolio Recovery Associates, Inc, and Bank of America (Incorporated by reference to Exhibit 10.2 of the Form 8-K dated December 5, 2005).

10.9	Promissory Note dated November 29, 2005 by and between Portfolio Recovery Associates, Inc, and Wachovia Bank (Incorporated by reference to Exhibit 10.3 of the Form 8-K dated December 5, 2005).

10.10	Amended and Restated Loan and Security Agreement, dated May 9, 2006, by and between Portfolio Recovery Associates, Inc, Bank of America, Wachovia Bank and RBC Centura Bank. (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated May 11, 2006).

21.1	Subsidiaries of Portfolio Recovery Associates, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Powers of Attorney (included on signature page).

31.1	Section 302 Certifications of Chief Executive Officer

31.2	Section 302 Certifications of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portfolio Recovery Associates, Inc. (Registrant)
Dated: March 1, 2007	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: March 1, 2007	By:	/s/ Kevin P. Stevenson
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

Dated: March 1, 2007	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 1, 2007	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

Dated: March 1, 2007	By:	/s/ William P. Brophey
William P. Brophey
Director

Dated: March 1, 2007	By:	/s/ Penelope W. Kyle
Penelope W. Kyle
Director

Dated: March 1, 2007	By:	/s/ David N. Roberts
David N. Roberts
Director

Dated: March 1, 2007	By:	/s/ Scott M. Tabakin
Scott M. Tabakin
Director

Dated: March 1, 2007	By:	/s/ James M. Voss
James M. Voss
Director