Form 10-Q
period 2007-03-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2007-04-30
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 16, 2007

Common Stock, $0.01 par value	15,996,104

PORTFOLIO RECOVERY ASSOCIATES, INC.
INDEX

		Page(s)
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited)	3
	as of March 31, 2007 and December 31, 2006

	Consolidated Income Statements (unaudited)	4
	For the three months ended March 31, 2007 and 2006

	Consolidated Statements of Changes in Stockholders’ Equity (unaudited)	5
	For the three months ended March 31, 2007

	Consolidated Statements of Cash Flows (unaudited)	6
	For the three months ended March 31, 2007 and 2006

	Notes to Consolidated Financial Statements (unaudited)	7-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-32

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	33

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of the Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

SIGNATURES		35

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006
(unaudited)

	March 31,	December 31,
	2007	2006
Assets

Cash and cash equivalents	$27,882,628	$25,100,834
Finance receivables, net	243,568,411	226,447,495
Property and equipment, net	12,201,282	11,192,974
Income tax receivable	—	1,512,823
Goodwill	18,287,511	18,287,511
Intangible assets, net	6,263,345	6,754,014
Other assets	4,614,203	4,082,780

Total assets	$312,817,380	$293,378,431

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$4,219,997	$2,891,469
Accrued expenses	3,063,331	2,578,896
Income taxes payable	1,764,955	—
Accrued payroll and bonuses	4,203,067	6,244,852
Deferred tax liability	37,848,918	33,452,670
Long-term debt	571,679	689,892
Obligations under capital lease	208,115	242,385

Total liabilities	51,880,062	46,100,164

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000,000, issued and outstanding shares - 15,996,104 at March 31, 2007, and 15,987,432 at December 31, 2006	159,961	159,874
Additional paid in capital	116,383,214	115,527,975
Retained earnings	144,394,143	131,590,418

Total stockholders’ equity	260,937,318	247,278,267

Total liabilities and stockholders’ equity	$312,817,380	$293,378,431

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2007 and 2006
(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Income recognized on finance receivables, net	$45,465,615	$39,373,409
Commissions	8,541,953	5,967,868

Total revenue	54,007,568	45,341,277

Operating expenses:
Compensation and employee services	16,434,765	14,096,577
Outside legal and other fees and services	11,437,134	9,060,279
Communications	1,883,912	1,613,952
Rent and occupancy	659,234	560,568
Other operating expenses	1,383,259	1,076,456
Depreciation and amortization	1,294,883	1,252,640

Total operating expenses	33,093,187	27,660,472

Income from operations	20,914,381	17,680,805

Other income and (expense):
Interest income	178,926	72,894
Interest expense	(66,507)	(167,946)

Income before income taxes	21,026,800	17,585,753

Provision for income taxes	8,146,075	6,855,736

Net income	$12,880,725	$10,730,017

Net income per common share
Basic	$0.81	$0.68
Diluted	$0.80	$0.67
Weighted average number of shares outstanding
Basic	15,993,208	15,871,563
Diluted	16,139,501	16,064,968
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007
(unaudited)

		Additional		Total
	Common	Paid in	Retained	Stockholders’
	Stock	Capital	Earnings	Equity
Balance at December 31, 2006	$159,874	$115,527,975	$131,590,418	$247,278,267

Net income	—	—	12,880,725	12,880,725
Exercise of stock options and vesting of nonvested shares	87	67,150	—	67,237
Amortization of share-based compensation	—	526,606	—	526,606
Income tax benefit from share-based compensation	—	71,483	—	71,483
Adoption of FIN 48	—	190,000	(77,000)	113,000

Balance at March 31, 2007	$159,961	$116,383,214	$144,394,143	$260,937,318

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$12,880,725	$10,730,017
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	526,606	431,817
Depreciation and amortization	1,294,883	1,252,640
Deferred tax expense	4,396,248	1,032,359
Changes in operating assets and liabilities:
Other assets	(531,423)	(101,566)
Accounts payable	1,328,528	1,291,173
Income taxes	3,467,778	1,954,116
Accrued expenses	407,435	2,276,268
Accrued payroll and bonuses	(2,041,785)	(1,858,619)

Net cash provided by operating activities	21,728,995	17,008,205

Cash flows from investing activities:
Purchases of property and equipment	(1,812,522)	(1,068,284)
Acquisition of finance receivables, net of buybacks	(38,964,209)	(15,318,806)
Collections applied to principal on finance receivables	21,843,293	19,116,097

Net cash (used in)/provided by investing activities	(18,933,438)	2,729,007

Cash flows from financing activities:
Proceeds from exercise of options and warrants	67,237	1,418,901
Income tax benefit from share-based compensation	71,483	1,365,461
Principal payments on lines of credit	—	(15,000,000)
Principal payments on long-term debt	(118,213)	(116,604)
Principal payments on capital lease obligations	(34,270)	(38,117)

Net cash used in financing activities	(13,763)	(12,370,359)

Net increase in cash and cash equivalents	2,781,794	7,366,853

Cash and cash equivalents, beginning of period	25,100,834	15,984,855

Cash and cash equivalents, end of period	$27,882,628	$23,351,708

Supplemental disclosure of cash flow information:
Cash paid for interest	$66,507	$200,776
Cash paid for income taxes	$86,900	$2,503,800

Noncash investing and financing activities:
SFAS 123R adoption reclass of payroll liability to additional paid in capital	$—	$426,752
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Business:
     Portfolio Recovery Associates, LLC (“PRA”) was formed on March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA Inc completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of PRA were exchanged on a one to one basis for warrants and shares of a single class of common stock of PRA Inc. PRA Inc owns all outstanding membership units of PRA, PRA Holding I, LLC (“PRA Holding I”), PRA Holding II, LLC (“PRA Holding II”), PRA Receivables Management, LLC (d/b/a Anchor Receivables Management) (“Anchor”), PRA Location Services, LLC (d/b/a IGS Nevada) (“IGS”) and PRA Government Services, LLC (d/b/a Alatax and RDS) (“RDS”). One of PRA Inc’s wholly owned subsidiaries, Thomas West Associates, LLC (“TWA”), was dissolved as an entity on May 8, 2006. PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) are full-service providers of outsourced receivables management and related services. The Company is engaged in the business of purchasing, managing and collecting portfolios of defaulted consumer receivables as well as offering a broad range of accounts receivable management services. The majority of the Company’s business activities involve the purchase, management and collection of defaulted consumer receivables. These are purchased from sellers of finance receivables and collected by a highly skilled staff whose purpose is to locate and contact customers and arrange payment or resolution of their debts. The Company, through its Legal Recovery Department, collects accounts judicially, either by using its own attorneys, or by contracting with independent attorneys throughout the country through whom the Company takes legal action to satisfy consumer debts. The Company also services receivables on behalf of clients on either a commission or transaction-fee basis. Clients include entities in the financial services, auto, retail, utility, health care and government sectors. Services provided to these clients include standard collection services on delinquent accounts, obtaining location information for clients in support of their collection activities (known as skip tracing), and the management of both delinquent and non-delinquent tax receivables for government entities.
     The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I, PRA Holding II, Anchor, IGS and RDS.
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s balance sheet as of March 31, 2007, its income statements for the three months ended March 31, 2007 and 2006, its statements of changes in stockholders’ equity for the three months ended March 31, 2007 and its statements of cash flows for the three months ended March 31, 2007 and 2006, respectively. The income statement of the Company for the three months ended March 31, 2007 may not be indicative of future results. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2006.
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
     Prior to January 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-3 is effective. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 (and the amended Practice Bulletin 6), rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting the finance receivables, net, on the balance sheet. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At March 31, 2007 and 2006, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $1,174,200 and $3,093,322, respectively.
     The Company establishes valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At March 31, 2007 and 2006, the Company had an allowance against its finance receivables of $1,665,000 and $375,000, respectively. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at March 31, 2007 and 2006 was $1,413,891 and $979,426, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During the three months ended March 31, 2007 and 2006, the Company capitalized $244,104 and $98,043, respectively, of these direct acquisition fees. During the three months ended March 31, 2007 and 2006, the Company amortized $152,602 and $146,686, respectively, of these direct acquisition fees.
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
     Changes in finance receivables, net for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Balance at beginning of period	$226,447,495	$193,644,670
Acquisitions of finance receivables, net of buybacks	38,964,209	15,318,806

Cash collections	(67,308,908)	(58,489,506)
Income recognized on finance receivables, net	45,465,615	39,373,409

Cash collections applied to principal	(21,843,293)	(19,116,097)

Balance at end of period	$243,568,411	$189,847,379

     At the time of acquisition, the life of each pool is generally estimated to be between 72 to 96 months based on projected amounts and timing of future cash receipts using the proprietary models of the Company. As of March 31, 2007, the Company had $243,568,411 in net finance receivables. Based upon current projections, cash collections applied to principal are estimated to be as follows for the twelve months in the periods ending:

March 31, 2008	$59,614,078
March 31, 2009	53,746,488
March 31, 2010	45,445,782
March 31, 2011	37,190,637
March 31, 2012	29,500,796
March 31, 2013	18,070,630

$243,568,411

     During the three months ended March 31, 2007 and 2006, the Company purchased $2.30 billion and $3.87 billion of face value of charged-off consumer receivables. At March 31, 2007, the estimated remaining collections on the receivables purchased in the three months ended March 31, 2007 and 2006, were $90,270,183 and $16,798,484, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of March 31, 2007 and 2006. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Balance at beginning of period	$326,775,399	$299,280,328
Income recognized on finance receivables, net	(45,465,615)	(39,373,409)
Additions	52,214,563	16,016,515
Reclassifications from nonaccretable difference	21,001,731	12,537,509

Balance at end of period	$354,526,078	$288,460,943

     During the three months ended March 31, 2007 and 2006, the Company recorded $610,000 and $175,000, respectively, in allowance charges on pools that had recently underperformed expectations. During the three months ended March 31, 2007, the Company reversed $245,000 of allowance charges recorded in prior periods. The change in the valuation allowance for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Balance at beginning of period	$1,300,000	$200,000
Allowance charges recorded	610,000	175,000
Reversal of previously recorded allowance charges	(245,000)	—

Change in allowance charge	365,000	175,000

Balance at end of period	$1,665,000	$375,000

3. Revolving Lines of Credit:
     On November 29, 2005, the Company entered into a Loan and Security Agreement for a revolving line of credit jointly offered by Bank of America, N. A. and Wachovia Bank, National Association. The agreement was amended on May 9, 2006 to include RBC Centura Bank as an additional lender. The agreement is a revolving line of credit in an amount equal to the lesser of $75,000,000 or 20% of the Company’s estimated remaining collections of all its eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the LIBOR Market Index Rate plus 1.75% and the facility expires on November 29, 2008. The loan is collateralized by substantially all the tangible and intangible assets of the Company. The agreement provides for:
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
     The facility had no amounts outstanding as of March 31, 2007. As of March 31, 2007, the Company is in compliance with all of the covenants of the agreement.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. Long-Term Debt:
     On February 20, 2002, the Company completed the construction of a satellite parking lot at its Norfolk, Virginia location. The parking lot was financed with a commercial loan for $500,000 with a fixed rate of 6.47%. The loan is collateralized by the parking lot. The loan required only interest payments during the first six months. Beginning October 1, 2002, monthly payments on the loan are $9,797 and the loan matures on September 1, 2007.
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
     These outstanding loans are collateralized by the related asset and are subject to the following covenants:
•	net worth greater than $20,000,000, and;

•	a cash flow coverage ratio of at least 1.5 to 1 calculated on a rolling twelve-month average.
     As of March 31, 2007, the Company is in compliance with all the covenants of these agreements.
5. Property and Equipment, net:
     Property and equipment, at cost, consist of the following as of the dates indicated:

	March 31,	December 31,
	2007	2006
Software	$5,023,559	$5,007,449
Computer equipment	4,901,420	4,467,524
Furniture and fixtures	2,991,034	2,716,723
Equipment	3,908,782	3,802,427
Leasehold improvements	1,863,005	1,842,402
Building and improvements	4,224,877	3,282,620
Land	939,264	930,263
Less accumulated depreciation and amortization	11,650,659	10,856,434

Property and equipment, net	$12,201,282	$11,192,974

     Depreciation and amortization expense for the three months ended March 31, 2007 and 2006 was $804,214 and $685,477, respectively.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Capitalizable personnel costs are limited to the time directly spent on such projects. As of March 31, 2007, the Company has incurred and capitalized $248,738 of these direct payroll costs related to software developed for internal use. Of these costs, $182,486 is for projects that are in the development stage and therefore are a component of Other Assets. Once the projects are completed the costs will be transferred to Software and amortized over their estimated useful life of three years. Amortization expense and remaining unamortized costs relating to this internally developed software for the three months ended March 31, 2007 was $5,521 and $60,731, respectively.
6. Intangible Assets, net:
     With the acquisition of IGS on October 1, 2004 and RDS on July 29, 2005, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements and goodwill. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is amortizing the IGS client relationships over seven years, the RDS customer relationships over ten years and the non-compete agreements over three years for both the IGS and RDS acquisitions, with a combined original weighted average amortization period of 7.54 years. The Company reviews these relationships at least annually for impairment. Total amortization expense was $490,669 and $567,163 for the three months ended March 31, 2007 and 2006, respectively. In addition, goodwill, pursuant to SFAS 142, is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2006, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2006, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through March 31, 2007 that would necessitate an impairment charge to goodwill or the other intangible assets. At each of March 31, 2007 and December 31, 2006, the carrying value of goodwill was $18,287,511.
7. Share-Based Compensation:
     The Company has a stock option and nonvested share plan. The Amended and Restated Portfolio Recovery Associates 2002 Stock Option Plan and 2004 Restricted Stock Plan was approved by the Company’s shareholders at its Annual Meeting of Shareholders on May 12, 2004, enabling the Company to issue to its employees and directors nonvested shares of stock, as well as stock options. Also, in connection with the IPO, all existing PRA warrants that were owned by certain individuals and entities were exchanged for an equal number of PRA Inc warrants. Prior to 2002, the Company accounted for stock compensation issued under the recognition and measurement provisions of the Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related Interpretations.
     Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2002. All stock-based compensation measured under the provisions of APB 25 became fully vested during 2002. All stock-based compensation expense recognized thereafter was derived from stock-based compensation based on the fair value method prescribed in SFAS 123. Effective January 1, 2006, the Company adopted SFAS No. 123R (“SFAS 123R”), “Share-Based Payment” using the modified prospective approach. The adoption of SFAS 123R had no material impact on the Company’s Income Statement. The adoption of SFAS 123R had no impact on previously reported interim periods. As of March 31, 2007, total future compensation costs related to nonvested awards of stock options and nonvested shares are $339,578 and $9,160,199, respectively, with a weighted average remaining life of 2.8 years for stock options and 3.3 years for nonvested shares. Based upon historical data, the Company used an annual forfeiture rate of 12.6% for stock options and 16.4% for nonvested shares for most of the employee grants. Grants made to key employee hires and directors of the Company were assumed to have no forfeiture rates associated with them due to the low turnover among this group. In addition, commensurate with the adoption of SFAS 123R, all previous references to “restricted” stock are now referred to as “nonvested” shares.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Total share-based compensation expense was $526,606 and $431,817 for the three months ended March 31, 2007 and 2006, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of SFAS 123R (windfall tax benefits) are credited to additional paid-in capital in the Company’s balance sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was $131,597 and $1,488,875 for the three months ended March 31, 2007 and 2006, respectively.
Stock Options
     The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 (the “Amended Plan”) to enable the Company to issue nonvested shares of stock to its employees and directors. The Amended Plan was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012. With the exception of the Long-Term Incentive Program, all options and nonvested shares issued under the Amended Plan vest ratably over five years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 22, 2012. Options granted to a single person cannot exceed 200,000 in a single year. As of March 31, 2007, 895,000 options have been granted under the Amended Plan, of which 113,750 have been cancelled.
     Prior to January 1, 2006, options were expensed under SFAS 123 and were included in operating expenses as a component of compensation. Effective January 1, 2006, the Company adopted and began expensing options under SFAS 123R. The expense is included in operating expenses as a component of compensation. The Company issued no options during the three months ended March 31, 2007 and 2006. All of the stock options which have been issued under the Amended Plan were issued to employees of the Company except for 40,000 which were issued to non-employee directors. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $176,000 and $3.6 million, respectively.
     The following summarizes all option related transactions from December 31, 2005 through March 31, 2007:

		Weighted-	Weighted-
	Options	Average	Average
	Outstanding	Exercise Price	Fair Value
December 31, 2005	504,509	$15.12	$3.06
Exercised	(188,475)	13.19	2.76
Cancelled	(15,015)	13.00	2.71

December 31, 2006	301,019	16.43	3.27
Exercised	(5,172)	13.00	2.71
Cancelled	(4,580)	13.00	2.71

March 31, 2007	291,267	$16.55	$3.29

     The following information is as of March 31, 2007:

	Options Outstanding				Options Exercisable
		Average	Weighted-			Weighted-
		Remaining	Average			Average
Exercise	Number	Contractual	Exercise	Aggregate	Number	Exercise	Aggregate
Prices	Outstanding	Life	Price	Intrinsic Value	Exercisable	Price	Intrinsic Value
$13.00	216,767	2.6	$13.00	$6,860,676	90,577	$13.00	$2,866,762
$16.16	7,500	2.6	16.16	213,675	5,500	16.16	156,695
$27.77 - $29.79	67,000	3.4	28.06	1,111,640	39,000	28.03	648,180

Total as of March 31, 2007	291,267	2.8	$16.55	$8,185,991	135,077	$17.47	$3,671,637

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company utilizes the Black-Scholes option pricing model to calculate the value of the stock options when granted. This model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options. In addition, changes to the subjective input assumptions can result in materially different fair market value estimates. Therefore, the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options. There were no options granted during 2006 or 2007.
Nonvested Shares
     Prior to the approval of the Amended Plan, nonvested shares were permitted to be issued as an incentive to attract new employees and, effective commensurate with the adoption of the Amended Plan at the meeting of shareholders held on May 12, 2004, are permitted to be issued to directors and existing employees. With the exception of the Long-Term Incentive Program, the terms of the nonvested share awards are similar to those of the stock option awards, wherein the nonvested shares vest ratably over five years and are expensed over their vesting period.
     The following summarizes all nonvested share transactions from December 31, 2005 through March 31, 2007:

		Weighted
	Nonvested	Average
	Shares	Price at
	Outstanding	Grant Date
December 31, 2005	135,337	$34.96
Granted	82,700	46.88
Vested	(27,764)	33.88
Cancelled	(19,165)	37.75

December 31, 2006	171,108	40.59
Granted	2,500	44.05
Vested	(3,500)	40.14
Cancelled	(6,350)	40.00

March 31, 2007	163,758	$40.67

     The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $161,885 and $46,010, respectively.
Long-Term Incentive Program
     On March 30, 2007, the Compensation Committee approved the grant of 96,550 shares of performance based nonvested shares pursuant to the Amended Plan. The shares were granted to key employees of the Company. The grant is performance based and cliff vests after the requisite service period of three years if certain financial goals are met. The goals are based upon cumulative diluted earnings per share (“EPS”) totals for the 2007, 2008 and 2009 fiscal years as well as the return on invested capital for the same period. The number of shares granted can double if the financial goals are exceeded or no shares can be granted if the financial goals are not met. The Company is expensing the nonvested shares over the requisite service period of three years beginning January 1, 2007. If the Company believes that the number of shares granted will be more or less than originally projected an adjustment to the expense will be made at that time based on the probable outcome. The weighted average price per share at grant date was $44.65. The Company assumed a 10.0% forfeiture rate for this grant and the shares have a weighted average life of 2.75 years as of March 31, 2007.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Income Taxes – FIN 48:
     On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.
     The Company adopted the provisions of FIN 48 with respect to all of its tax positions as of January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $379,000. There were no material additions, reductions or settlements to this amount for the quarter ended March 31, 2007. Included in the balance at March 31, 2007 are $199,000 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period for temporary differences would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The remaining balance of unrecognized tax benefits relate to items that when recognized would result in an adjustment to additional paid in capital and, therefore, would not affect the annual effective tax rate.
     As of January 1, 2007, the tax years that remain subject to examination by the major taxing jurisdictions, including the Internal Revenue Service, are 2002 and subsequent years. The 2002 and 2003 tax years are still open to examination because of net operating losses that originated in those years but were not fully utilized until the 2004 and 2005 tax years.
     FIN 48 requires the recognition of interest, if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. Penalties and interest may be classified as either penalties and interest expense or income tax expense. Management has elected to classify penalties and interest as income tax expense. Accrued penalties and interest as of January 1, 2007, in the amount of $77,000, were recorded to beginning of year retained earnings.
9. Earnings per Share:
     Basic EPS are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock warrants, stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three months ended March 31, 2007 and 2006:

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	For the three months ended March 31,
		2007			2006
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$12,880,725	15,993,208	$0.81	$10,730,017	15,871,563	$0.68
Dilutive effect of stock warrants, options and nonvested share awards		146,293			193,405

Diluted EPS	$12,880,725	16,139,501	$0.80	$10,730,017	16,064,968	$0.67

     There were no antidilutive options or nonvested shares outstanding as of March 31, 2007 or 2006.
10. Commitments and Contingencies:
Employment Agreements:
     The Company has employment agreements with all of its executive officers and with several members of its senior management group, most of which expire on December 31, 2008. Such agreements provide for base salary payments as well as bonus entitlement, based on the attainment of specific personal and Company goals. Estimated future compensation under these agreements is approximately $7,630,721 and is expected to be paid through December 31, 2008. The agreements also contain confidentiality and non-compete provisions.
Leases:
     The Company is party to various operating and capital leases with respect to its facilities and equipment. Please refer to the Company’s consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K, as filed with the SEC for discussion of these leases.
Litigation:
     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of any pending legal proceedings will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
11. Recent Accounting Pronouncements:
     On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The Company is currently evaluating the impact SFAS 159 will have on its consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12. Subsequent Events:
     On April 23, 2007, the Company’s Board of Directors authorized a special one-time cash dividend of $1.00 per share with a record date of May 9, 2007.
     On April 23, 2007, the Company’s Board of Directors authorized a share buyback program to repurchase one million of the Company’s outstanding shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:
     This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:
•	our ability to purchase defaulted consumer receivables at appropriate prices;

•	changes in the business practices of credit originators in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

•	changes in government regulations that affect our ability to collect sufficient amounts on our acquired or serviced receivables;

•	changes in income tax laws or challenges by taxing authorities could have an adverse effect on our financial condition and results of operations;

•	changes in bankruptcy laws that could negatively affect our business;

•	our ability to employ and retain qualified employees, especially collection personnel;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

•	the degree and nature of our competition;

•	our future ability to comply with the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder;

•	our ability to successfully integrate IGS and Alatax/RDS businesses into our business operations;

•	our ability to secure sufficient levels of placements for our fee-for-service businesses;

•	the sufficiency of our funds generated from operations, existing cash and available borrowings to finance our current operations; and

•	the risk factors listed from time to time in our filings with the SEC.
     You should assume that the information appearing in this quarterly report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.
     For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the discussion of ”Business” and “Risk Factors” described in our Annual Report on Form 10-K, filed on March 1, 2007.
     Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in this report could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this report and you should not expect us to do so.
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

Results of Operations
     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	For the Three Months
	Ended March 31,
	2007	2006

Revenues:
Income recognized on finance receivables, net	84.2%	86.8%
Commissions	15.8%	13.2%

Total revenue	100.0%	100.0%
Operating expenses:
Compensation and employee services	30.4%	31.1%
Outside legal and other fees and services	21.2%	20.0%
Communications	3.5%	3.6%
Rent and occupancy	1.2%	1.2%
Other operating expenses	2.6%	2.4%
Depreciation and amortization	2.4%	2.7%

Total operating expenses	61.3%	61.0%

Income from operations	38.7%	39.0%
Other income and (expense):
Interest income	0.3%	0.2%
Interest expense	(0.1%)	(0.4%)

Income before income taxes	38.9%	38.8%
Provision for income taxes	15.1%	15.1%

Net income	23.8%	23.7%

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
Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006
Revenues
     Total revenue was $54.0 million for the three months ended March 31, 2007, an increase of $8.7 million or 19.2% compared to total revenue of $45.3 million for the three months ended March 31, 2006.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $45.5 million for the three months ended March 31, 2007, an increase of $6.1 million or 15.5% compared to income recognized on finance receivables, net of $39.4 million for the three months ended March 31, 2006. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $67.3 million from $58.5 million, an increase of 15.0%. Our amortization rate, including the allowance charge, on our owned portfolio for the three months ended March 31, 2007 was 32.5% while for the three months ended March 31, 2006 it was 32.7%. During the three months ended March 31, 2007, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $2.30 billion at a cost of $39.6 million. During the three months ended March 31, 2006, we acquired defaulted consumer receivable portfolios with an aggregate face value of $3.87 billion at a cost of $16.2 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility.

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
     Income recognized on finance receivables, net is shown net of valuation allowances recognized under SOP 03-3, which requires that a valuation allowance be taken for decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended March 31, 2007 we recorded allowance charges of $610,000 and reversals of previously recorded allowance charges of $245,000. For the three months ended March 31, 2006, we recorded allowance charges of $175,000.
Commissions
     Commissions were $8.5 million for the three months ended March 31, 2007, an increase of $2.5 million or 41.7% compared to commissions of $6.0 million for the three months ended March 31, 2006. Commissions grew as a result of increases in revenue generated by our IGS fee-for-service business and RDS government processing and collection business offset by a decrease in our ARM contingent fee business compared to the prior year period.
Operating Expenses
     Total operating expenses were $33.1 million for the three months ended March 31, 2007, an increase of $5.4 million or 19.5% compared to total operating expenses of $27.7 million for the three months ended March 31, 2006. Total operating expenses, including compensation and employee services expenses, were 43.6% of cash receipts for the three months ended March 31, 2007 compared to 42.9% for the same period in 2006.
Compensation and Employee Services
     Compensation and employee services expenses were $16.4 million for the three months ended March 31, 2007, an increase of $2.3 million or 16.3% compared to compensation and employee services expenses of $14.1 million for the three months ended March 31, 2006. Compensation and employee services expenses increased as total employees grew 18.2% to 1,369 as of March 31, 2007 from 1,158 as of March 31, 2006. Compensation and employee services expenses as a percentage of cash receipts decreased to 21.7% for the three months ended March 31, 2007 from 21.9% of cash receipts for the same period in 2006 as a result of increased collector productivity as well as increases in productivity in our IGS and RDS fee for service businesses.
Outside Legal and Other Fees and Services
     Outside legal and other fees and services expenses were $11.4 million for the three months ended March 31, 2007, an increase of $2.3 million or 25.3% compared to outside legal and other fees and services expenses of $9.1 million for the three months ended March 31, 2006. Of the $2.3 million increase, $0.1 million was attributable to increases in outside fees and services, $1.1 million was attributable to increases in agency fees mainly incurred by our IGS subsidiary and the remaining $1.1 million of the increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth we experienced in our portfolio of defaulted consumer receivables and a portfolio management strategy shift implemented in mid-2002. This strategy resulted in our referring to the legal suit process more previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections represented 27.5% of total cash receipts for the three months ended March 31, 2007 compared to 27.3% for the three months ended March 31, 2006. Legal cash collections represented 31.0% of total cash collections for the three months ended March 31, 2007 compared to 30.1% for the three months ended March 31, 2006. Total legal expenses were 36.2% of legal cash collections for the three months ended March 31, 2007 and March 31, 2006. Legal fees and costs increased from $6.4 million for the three months ended March 31, 2006 to $7.5 million, an increase of 17.2%, for the three months ended March 31, 2007.

Communications
     Communications expenses were $1.9 million for the three months ended March 31, 2007, an increase of $0.3 million or 18.8% compared to communications expenses of $1.6 million for the three months ended March 31, 2006. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailing expenses were responsible for 61.2% of this increase, while the remaining 38.8% was attributable to higher telephone expenses.
Rent and Occupancy
     Rent and occupancy expenses were $659,000 for the three months ended March 31, 2007, an increase of $98,000 or 17.5% compared to rent and occupancy expenses of $561,000 for the three months ended March 31, 2006. The increase was due to the addition of our new RDS facility and our new call center in Jackson, Tennessee as well as increased utility charges generally.
Other Operating Expenses
     Other operating expenses were $1,383,000 for the three months ended March 31, 2007, an increase of $307,000 or 28.5% compared to other operating expenses of $1,076,000 for the three months ended March 31, 2006. The increase was due to increases in travel and meals, repairs and maintenance, taxes (non-income), fees and licenses and other miscellaneous expenses, as well as decreases in hiring expense and insurance. Travel and meals expenses increased by $138,000, repairs and maintenance expenses increased by $53,000, taxes (non-income), fees and licenses increased by $68,000 and other miscellaneous expenses increased by $102,000. These were offset by hiring expenses which decreased by $45,000 and insurance expenses which decreased by $9,000.
Depreciation and Amortization
     Depreciation and amortization expenses were $1.3 million for the three months ended March 31, 2007 and for the three months ended March 31, 2006.
Interest Income
     Interest income was $179,000 for the three months ended March 31, 2007, an increase of $106,000 compared to interest income of $73,000 for the three months ended March 31, 2006. This increase is the result of larger invested cash and cash equivalents balances during the three months ended March 31, 2007 compared to the same period in 2006.
Interest Expense
     Interest expense was $67,000 for the three months ended March 31, 2007, a decrease of $101,000 compared to interest expense of $168,000 for the three months ended March 31, 2006. The decrease is due to no outstanding balance on our revolving line of credit during the three months ended March 31, 2007 compared to the same period in 2006.
Provision for Income Taxes
     Income tax expense was $8.1 million for the three months ended March 31, 2007, an increase of $1.3 million or 19.1% compared to income tax expense of $6.8 million for the three months ended March 31, 2006. The increase is mainly due to the increase in pre-tax income of $3.4 million or 19.3%, from $17.6 million in 2006, to $21.0 million in 2007. This was offset by a slight decrease in the effective tax rate from 39.0% in 2006, to 38.7% in 2007.

Supplemental Performance Data
Owned Portfolio Performance:
     The following table shows our portfolio buying activity by year, setting forth, among other things, the purchase price, unamortized purchase price (finance receivables, net), actual cash collections and estimated remaining cash collections as of March 31, 2007.
($ in thousands)

		Unamortized	Percentage	Actual Cash				Total Estimated
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated	Collections to
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to	Purchase Price
Period	Price (1)	March 31, 2007 (2)	at March 31, 2007 (3)	Sales	Collections (4)	Collections (5)	Purchase Price (6)	Adjusted (7)
1996	$3,080	$0	0%	$9,739	$65	$9,804	318%	318%
1997	$7,685	$0	0%	$24,005	$178	$24,183	315%	315%
1998	$11,089	$0	0%	$34,608	$366	$34,974	315%	315%
1999	$18,898	$0	0%	$61,663	$1,161	$62,824	332%	332%
2000	$25,018	$0	0%	$97,561	$2,941	$100,502	402%	402%
2001	$33,471	$707	2%	$143,857	$10,454	$154,311	461%	461%
2002	$42,285	$1,574	4%	$149,624	$14,678	$164,302	389%	389%
2003	$61,461	$6,849	11%	$179,751	$36,128	$215,879	351%	351%
2004	$59,330	$12,743	21%	$114,337	$51,254	$165,591	279%	289%
2005	$143,292	$91,207	64%	$114,128	$194,791	$308,919	216%	234%
2006	$109,123	$91,211	84%	$38,772	$195,808	$234,580	215%	225%
YTD 2007	$39,636	$39,278	99%	$1,662	$90,270	$91,932	232%	237%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Unamortized purchase price balance refers to the purchase price less amortization over the life of the portfolio.

(3)	Percentage of purchase price remaining unamortized refers to the amount of unamortized purchase price divided by the purchase price.

(4)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(5)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(6)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

(7)	Total estimated collections to purchase price adjusted refers to the total estimated collections divided by the purchase price after removing the impact of purchased bankrupt accounts.

     The following graph shows the purchase price of our owned portfolios by year beginning in 1996 and includes the year to date acquisition amount for the three months ended March 31, 2007 and 2006. The purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts.
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
     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates our ability to realize significant multi-year cash collection streams on our owned pools:
Cash Collections By Year, By Year of Purchase — Entire Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period											YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	Total

1996	$3,0 80	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$26	$9,677
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	106	$23,506
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	269	$34,573
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	741	$60,971
2000	25,018	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	1,512	$97,099
2001	33,471	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	3,081	$138,367
2002	42,285	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	5,313	$149,612
2003	61,461	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	9,370	$179,752
2004	59,330	—	—	—	—	—	—	—	—	18,019	46,475	40,424	9,413	$114,331
2005	143,292	—	—	—	—	—	—	—	—	—	18,968	75,145	20,015	$114,128
2006	109,123	—	—	—	—	—	—	—	—	—	—	22,971	15,801	$38,772
YTD 2007	39,636	—	—	—	—	—	—	—	—	—	—	—	1,662	$1,662

Total	$554,368	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$67,309	$962,450

     When we acquire a new pool of finance receivables, our estimates typically result in a 72 - 96 month projection of cash collections. The following chart shows our historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase, adjusted for buybacks.
Actual Cash Collections and Cash Sales vs. Original Projections
($ in millions)
Owned Portfolio Personnel Performance:
     We measure the productivity of each collector each month, breaking results into groups of similarly tenured collectors. The following three tables display various productivity measures that we track.
Collector by Tenure

Collector FTE at:	12/31/03	12/31/04	12/31/05	12/31/06	03/31/06	03/31/07
One year + [1]	241	298	327	340	331	340
Less than one year [2]	338	349	364	375	360	435
Total [2]	579	647	691	715	691	775

[1]	Calculated based on actual employees (collectors) with one year of service or more.

[2]	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.
Monthly Cash Collections by Tenure 1

Average performance YTD	12/31/03	12/31/04	12/31/05	12/31/06	03/31/06	03/31/07
One year + [2]	$18,158	$17,129	$16,694	$18,024	$19,287	$21,325
Less than one year [3]	$8,303	$9,363	$8,491	$8,533	$10,056	$8,673

[1]	Cash collection numbers include only accounts assigned to collectors. Significant cash collections do occur on “unassigned” accounts.

[2]	Calculated using average YTD monthly cash collections of all collectors with one year or more of tenure.

[3]	Calculated using weighted average YTD monthly cash collections of all collectors with less than one year of tenure, including those in training.
YTD Cash Collections per Hour Paid 1

Average performance YTD	12/31/03	12/31/04	12/31/05	12/31/06	03/31/06	03/31/07
Total cash collections	$108.27	$117.59	$133.39	$146.03	$151.60	$155.91
Non-legal cash collections (2)	$80.10	$82.06	$89.25	$99.06	$105.97	$107.52
Non-bk cash collections (3)			$128.02	$132.15	$140.74	$140.73

[1]	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

[2]	Represents total cash collections less legal cash collections.

[3]	Represents total cash collections less bankruptcy cash collections. Although we began bankruptcy portfolio purchasing in 2004, we began calculating this metric in 2005.

     Cash collections have substantially exceeded revenue in each quarter since our formation. The following chart illustrates the consistent excess of our cash collections on our owned portfolios over the income recognized on finance receivables, net on a quarterly basis. The difference between cash collections and income recognized is referred to as payments applied to principal. It is also referred to as amortization. This amortization is the portion of cash collections that is used to recover the cost of the portfolio investment represented on the balance sheet.
Cash Collections(1) vs. Income Recognized on Finance Receivables, net

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
Quarterly Cash Collections(1)

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
Balance at beginning of period	$226,447,495	$193,644,670
Acquisitions of finance receivables, net of buybacks (1)	38,964,209	15,318,806
Cash collections applied to principal on finance receivables (2)	(21,843,293)	(19,116,097)

Balance at end of period	$243,568,411	$189,847,379

Estimated Remaining Collections (“ERC”)(3)	$598,094,489	$478,308,322

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item; however, it is provided here for informational purposes.
     The following table categorizes our life to date owned portfolios as of March 31, 2007 into the major asset types represented:

			Life to Date Purchased Face
	No. of		Value of Defaulted Consumer
Asset Type	Accounts	%	Receivables (1)%
Visa/MasterCard/Discover	6,060,658	49.5%	$18,309,315,074	69.0%
Consumer Finance	3,643,335	29.8%	3,093,565,450	11.7%
Private Label Credit Cards	2,146,784	17.5%	2,781,276,748	10.5%
Auto Deficiency	386,622	3.2%	2,338,941,942	8.8%

Total:	12,237,399	100.0%	$26,523,099,214	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).

     The following chart shows details of our life to date buying activity as of March 31, 2007. We actively seek to purchase both bankrupt and non-bankrupt accounts at any point in the delinquency cycle.

			Life to Date Purchased Face
			Value of Defaulted Consumer
Account Type	No. of Accounts	%	Receivables (1)%
Fresh	295,043	2.4%	$1,343,801,250	5.1%
Primary	1,313,631	10.7%	2,872,092,227	10.8%
Secondary	2,150,543	17.6%	4,006,499,859	15.1%
Tertiary	3,009,446	24.6%	3,765,605,442	14.2%
BK Trustees	1,568,641	12.8%	6,406,638,017	24.2%
Other	3,900,095	31.9%	8,128,462,419	30.6%

Total:	12,237,399	100.0%	$26,523,099,214	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).
     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically as of March 31, 2007:

			Life to Date Purchased Face
Geographic	No. of		Value of Defaulted Consumer		Original Purchase Price of
Distribution	Accounts	%	Receivables (1)%		Defaulted Consumer Receivables (2)%
Texas	2,254,201	18%	$3,335,868,022	13%	$67,789,832	12%
California	1,159,298	9%	3,183,440,843	12%	59,645,639	11%
Florida	910,771	7%	2,601,882,215	10%	51,399,055	9%
New York	700,279	6%	1,828,684,899	7%	39,911,819	7%
Pennsylvania	400,059	3%	1,029,853,992	4%	24,718,655	4%
New Jersey	301,785	2%	896,978,587	3%	17,969,280	3%
Ohio	391,431	3%	850,210,388	3%	19,233,613	3%
Illinois	474,251	4%	883,866,618	3%	20,655,801	4%
North Carolina	395,665	3%	883,323,266	3%	20,010,766	4%
Georgia	310,037	3%	750,510,102	3%	19,380,646	3%
Michigan	323,989	3%	662,563,680	2%	16,421,212	3%
Massachusetts	253,198	2%	589,412,555	2%	11,997,583	2%
Virginia	226,368	2%	488,212,596	2%	11,886,826	2%
Arizona	180,000	1%	498,513,825	2%	9,522,489	2%
Maryland	195,408	2%	466,815,218	2%	9,703,208	2%
Missouri	336,825	3%	467,076,500	2%	10,255,499	2%
Other (3)	3,423,834	29%	7,105,885,908	27%	156,907,317	27%

Total:	12,237,399	100%	$26,523,099,214	100%	$567,409,240	100%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).

(2)	The “Original Purchase Price of Defaulted Consumer Receivables” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.
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
     Our operating activities provided cash of $21.7 million and $17.0 million for the three months ended March 31, 2007 and 2006, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received for the period which increased from $10.7 million for the three months ended March 31, 2006 to $12.9 million for the three months ended March 31, 2007. The remaining increase was due to changes in other accounts related to our operating activities.
     Our investing activities used cash of $18.9 million and provided cash of $2.7 million during the three months ended March 31, 2007 and 2006, respectively. The majority of the change was due to acquisitions of finance receivables which increased from $15.3 million for the three months ended March 31, 2006, to $39.0 million for the three months ended March 31, 2007. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables and purchases of property and equipment. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables.
     Our financing activities used cash of $14,000 and $12.4 million during the three months ended March 31, 2007 and 2006, respectively. The majority of the change was due to repayments of $15.0 million on our line of credit for the three months ended March 31, 2006, compared to no repayments for the same period in 2007. Cash used in financing activities is primarily driven by payments on our revolving lines of credit, long term debt and capital lease obligations. Cash is provided by proceeds from debt financing and stock option exercises.
     Cash paid for interest was $67,000 and $201,000 for the three months ended March 31, 2007 and 2006, respectively. Interest was paid for our revolving lines of credit, capital lease obligations and other long-term debt.
     On November 29, 2005, we entered into a Loan and Security Agreement for a revolving line of credit jointly offered by Bank of America, N. A. and Wachovia Bank, National Association. The agreement was amended on May 9, 2006 to include RBC Centura Bank as an additional lender. The agreement is a revolving line of credit in an amount equal to the lesser of $75,000,000 or twenty percent of our estimated remaining collections of all its eligible asset pools. Borrowings under the new revolving credit facility bear interest at a floating rate equal to the LIBOR Market Index Rate plus 1.75% and the facility expires on November 29, 2008. The loan is collateralized by substantially all of our tangible and intangible assets. The agreement provides for:
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

     The facility had no amounts outstanding as of March 31, 2007. As of March 31, 2007 we are in compliance with all of the covenants of the agreement.
     As of March 31, 2007 there are three loans outstanding. On February 20, 2002, one of our subsidiaries entered into an arrangement for a $500,000 commercial loan in order to finance construction of a parking lot at our Norfolk, Virginia location. This loan bears interest at a fixed rate of 6.47% and matures on September 1, 2007. On May 1, 2003, we entered into a commercial loan agreement in the amount of $975,000 to finance equipment purchases for our Hampton, Virginia location. This loan bears interest at a fixed rate of 4.25% and matures on May 1, 2008. On January 9, 2004, we entered into a commercial loan agreement in the amount of $750,000 to finance equipment purchases at our newly leased Norfolk facility. This loan bears interest at a fixed rate of 4.45% and matures on January 1, 2009. The loans are collateralized by the related asset and require us to maintain net worth greater than $20 million and a cash flow coverage ratio of at least 1.5 to 1.0 calculated on a rolling twelve-month average.
Contractual Obligations
     Our contractual obligations as of March 31, 2007 are as follows:

	Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$14,618,117	$2,370,930	$4,923,475	$3,901,317	$3,422,395
Long-Term Debt	591,682	433,838	157,844	—	—
Capital Lease Obligations	217,052	144,993	72,059	—	—
Purchase Commitments (1)	23,692,639	22,623,799	775,767	293,073	—
Employment Agreements	7,630,721	4,606,747	3,023,974	—	—

Total	$46,750,211	$30,180,307	$8,953,119	$4,194,390	$3,422,395

(1)	The Purchase Commitments’ amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of $18.3 million.
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).
Recent Accounting Pronouncements
     On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact SFAS 157 will have on our consolidated financial statements.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. We are currently evaluating the impact SFAS 159 will have on our consolidated financial statements.

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
     We establish valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At March 31, 2007, we had a $1,665,000 valuation allowance on our finance receivables. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.
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
     We believe that, as of March 31, 2007, there was no impairment of goodwill or other intangible assets. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill.
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
     FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109”, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.
     Our exposure to market risk relates to interest rate risk with our variable rate credit line. As of March 31, 2007, we had no variable rate debt outstanding on our revolving credit lines. Currently, we have no variable rate debt outstanding. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our Annual Report on Form 10-K filed on March 1, 2007, together with all other information included or incorporated in our reports filed with the SEC. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.
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

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)
Date: April 30, 2007	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: April 30, 2007	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)