Form 10-Q
period 2007-06-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2007-07-31
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐            NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 19, 2007
Common Stock, $0.01 par value	15,979,884

PORTFOLIO RECOVERY ASSOCIATES, INC.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006
(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$15,041,590	$25,100,834
Finance receivables, net	288,648,041	226,447,495
Income tax receivable	2,423,988	1,512,823
Property and equipment, net	13,510,310	11,192,974
Goodwill	18,287,511	18,287,511
Intangible assets, net	5,772,675	6,754,014
Other assets	4,353,698	4,082,780

Total assets	$348,037,813	$293,378,431

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$2,456,073	$2,891,469
Accrued expenses	3,477,362	2,578,896
Accrued payroll and bonuses	4,327,308	6,244,852
Deferred tax liability	43,969,186	33,452,670
Revolving lines of credit	38,000,000	—
Long-term debt	19,325	689,892
Obligations under capital lease	173,437	242,385

Total liabilities	92,422,691	46,100,164

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000,000, issued and outstanding shares - 15,979,884 at June 30, 2007, and 15,987,432 at December 31, 2006	159,799	159,874
Additional paid-in capital	114,142,020	115,527,975
Retained earnings	141,313,303	131,590,418

Total stockholders’ equity	255,615,122	247,278,267

Total liabilities and stockholders’ equity	$348,037,813	$293,378,431

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2007 and 2006
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Income recognized on finance receivables, net	$46,387,466	$40,393,729	$91,853,081	$79,767,138
Commissions	8,388,991	5,790,954	16,930,944	11,758,822

Total revenues	54,776,457	46,184,683	108,784,025	91,525,960

Operating expenses:
Compensation and employee services	16,681,027	14,334,711	33,115,791	28,431,288
Outside legal and other fees and services	11,246,070	9,740,222	22,683,204	18,800,501
Communications	2,004,926	1,303,915	3,888,838	2,917,867
Rent and occupancy	739,138	559,639	1,398,372	1,120,207
Other operating expenses	1,478,283	1,204,973	2,861,543	2,281,429
Depreciation and amortization	1,361,982	1,239,800	2,656,865	2,492,440

Total operating expenses	33,511,426	28,383,260	66,604,613	56,043,732

Income from operations	21,265,031	17,801,423	42,179,412	35,482,228

Other income and (expense):
Interest income	120,765	170,967	299,691	243,861
Interest expense	(339,253)	(74,751)	(405,760)	(242,697)

Income before income taxes	21,046,543	17,897,639	42,073,343	35,483,392

Provision for income taxes	8,057,689	6,794,978	16,203,764	13,650,714

Net income	$12,988,854	$11,102,661	$25,869,579	$21,832,678

Net income per common share:
Basic	$0.81	$0.70	$1.62	$1.37
Diluted	$0.80	$0.69	$1.60	$1.36

Weighted average number of shares outstanding:
Basic	16,004,797	15,896,585	15,999,003	15,884,074
Diluted	16,168,089	16,085,321	16,153,795	16,075,145
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007
(unaudited)

		Additional		Total
	Common	Paid-in	Retained	Stockholders’
	Stock	Capital	Earnings	Equity
Balance at December 31, 2006	$159,874	$115,527,975	$131,590,418	$247,278,267
Net income	—	—	25,869,579	25,869,579
Exercise of stock options and vesting of nonvested shares	925	1,297,449	—	1,298,374
Repurchase and cancellation of common stock	(1,000)	(5,189,332)	—	(5,190,332)
Cash dividends paid ($1.00 per common share)	—	—	(16,069,694)	(16,069,694)
Amortization of share-based compensation	—	1,364,364	—	1,364,364
Income tax benefit from share-based compensation	—	951,564	—	951,564
Adoption of FIN 48	—	190,000	(77,000)	113,000

Balance at June 30, 2007	$159,799	$114,142,020	$141,313,303	$255,615,122

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$25,869,579	$21,832,678
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	1,364,364	969,972
Depreciation and amortization	2,656,865	2,492,440
Deferred tax expense	10,516,516	2,773,153
Changes in operating assets and liabilities:
Other assets	(270,918)	637,409
Accounts payable	(435,396)	(796,845)
Income taxes	(721,165)	(2,125,351)
Accrued expenses	821,466	2,180,242
Accrued payroll and bonuses	(1,917,544)	(1,476,860)

Net cash provided by operating activities	37,883,767	26,486,838

Cash flows from investing activities:
Purchases of property and equipment	(3,992,862)	(1,460,429)
Acquisition of finance receivables, net of buybacks	(102,262,742)	(41,954,209)
Collections applied to principal on finance receivables	40,062,196	38,161,176

Net cash used in investing activities	(66,193,408)	(5,253,462)

Cash flows from financing activities:
Dividends paid	(16,069,694)	—
Proceeds from exercise of options and warrants	1,298,374	1,689,744
Income tax benefit from share-based compensation	951,564	1,599,812
Proceeds from lines of credit	41,000,000	—
Principal payments on lines of credit	(3,000,000)	(15,000,000)
Repurchase of common stock	(5,190,332)	—
Principal payments on long-term debt	(670,567)	(230,309)
Principal payments on capital lease obligations	(68,948)	(72,940)

Net cash provided by/(used in) financing activities	18,250,397	(12,013,693)

Net (decrease)/increase in cash and cash equivalents	(10,059,244)	9,219,683

Cash and cash equivalents, beginning of period	25,100,834	15,984,855

Cash and cash equivalents, end of period	$15,041,590	$25,204,538

Supplemental disclosure of cash flow information:
Cash paid for interest	$210,798	$257,000
Cash paid for income taxes	$5,260,000	$11,403,100

Noncash investing and financing activities:
SFAS 123R adoption reclass of payroll liability to additional paid-in capital	$—	$426,752
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
     The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I, PRA Holding II, Anchor, IGS and RDS.
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s balance sheet as of June 30, 2007, its income statements for the three and six months ended June 30, 2007 and 2006, its statement of changes in stockholders’ equity for the six months ended June 30, 2007 and its statements of cash flows for the six months ended June 30, 2007 and 2006. The income statements of the Company for the three and six months ended June 30, 2007 and 2006 may not be indicative of future results. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2006.
2. Finance Receivables, net:
     The Company’s principal business consists of the acquisition and collection of accounts that have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts. The amount paid for an account reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to the account’s contractual terms. At acquisition, the Company reviews the portfolio both by account and aggregate pool to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the account’s contractual terms. If both conditions exist, the Company determines whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio and subsequently aggregated pools of accounts. The Company determines the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference) based on the Company’s proprietary acquisition models. The remaining amount, representing the excess of the account’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining life of the account or pool (accretable yield).

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Prior to January 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-3 is effective. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 (and the amended Practice Bulletin 6), rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting the finance receivables, net, on the balance sheet. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At June 30, 2007 and 2006, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $5,142,887 and $2,547,355, respectively.
     The Company establishes valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At June 30, 2007 and 2006, the Company had an allowance against its finance receivables of $1,755,000 and $575,000, respectively. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at June 30, 2007 and 2006 was $1,798,722 and $1,208,011, respectively. During the three and six months ended June 30, 2007, the Company capitalized $549,937 and $793,709, respectively, of these direct acquisition fees. During the three and six months ended June 30, 2006, the Company capitalized $365,414 and $463,457, respectively, of these direct acquisition fees. During the three and six months ended June 30, 2007, the Company amortized $165,106 and $317,708, respectively, of these direct acquisition fees. During the three and six months ended June 30, 2006, the Company amortized $136,830 and $283,516, respectively, of these direct acquisition fees.
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
     Changes in finance receivables, net for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Balance at beginning of period	$243,568,411	$189,847,379	$226,447,495	$193,644,670
Acquisitions of finance receivables, net of buybacks	63,298,532	26,635,403	102,262,742	41,954,209

Cash collections	(64,606,368)	(59,438,808)	(131,915,277)	(117,928,314)
Income recognized on finance receivables, net	46,387,466	40,393,729	91,853,081	79,767,138

Cash collections applied to principal	(18,218,902)	(19,045,079)	(40,062,196)	(38,161,176)

Balance at end of period	$288,648,041	$197,437,703	$288,648,041	$197,437,703

     At the time of acquisition, the life of each pool is generally estimated to be between 72 to 96 months based on projected amounts and timing of future cash receipts using the proprietary models of the Company. As of June 30, 2007, the Company had $288,648,041 in net finance receivables. Based upon current projections, cash collections applied to principal are estimated to be as follows for the twelve months in the periods ending:

June 30, 2008	$69,188,178
June 30, 2009	63,699,454
June 30, 2010	58,069,963
June 30, 2011	49,760,381
June 30, 2012	34,124,917
June 30, 2013	13,805,148

$288,648,041

     During the three and six months ended June 30, 2007, the Company purchased approximately $2.54 billion and $4.84 billion, respectively, of face value of charged-off consumer receivables. During the three and six months ended June 30, 2006 the Company purchased approximately $1.66 billion and $5.53 billion of face value of charged-off consumer receivables. At June 30, 2007, the estimated remaining collections on the receivables purchased in the three and six months ended June 30, 2007 were $134,263,918 and $218,987,962, respectively. At June 30, 2007, the estimated remaining collections on the receivables purchased in the three and six months ended June 30, 2006 were $44,975,328 and $60,708,166, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of June 30, 2007 and 2006. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Balance at beginning of period	$354,526,078	$288,460,943	$326,775,399	$299,280,328
Income recognized on finance receivables, net	(46,387,466)	(40,393,729)	(91,853,081)	(79,767,138)
Additions	74,374,619	33,017,181	126,589,182	49,033,696
Reclassifications from nonaccretable difference	28,329,279	28,059,880	49,331,010	40,597,389

Balance at end of period	$410,842,510	$309,144,275	$410,842,510	$309,144,275

     During the three and six months ended June 30, 2007, the Company recorded $90,000 and $700,000, respectively, in allowance charges on pools that had recently underperformed expectations. During the six months ended June 30, 2007, the Company also reversed $245,000 of allowance charges recorded in prior periods. During the three and six months ended June 30, 2006, the Company recorded $200,000 and $375,000, respectively, in allowance charges. The change in the valuation allowance for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Balance at beginning of period	$1,665,000	$375,000	$1,300,000	$200,000
Allowance charges recorded	90,000	200,000	700,000	375,000
Reversal of previously recorded allowance charges	—	—	(245,000)	—

Change in allowance charge	90,000	200,000	455,000	375,000

Balance at end of period	$1,755,000	$575,000	$1,755,000	$575,000

3. Revolving Lines of Credit:
     On November 29, 2005, the Company entered into a Loan and Security Agreement for a revolving line of credit jointly offered by Bank of America, N. A. and Wachovia Bank, National Association. The agreement was amended on May 9, 2006 to include RBC Centura Bank as an additional lender and again on May 4, 2007 to increase the line of credit to $150,000,000 and incorporate a $50,000,000 non-revolving fixed rate sub-limit. The agreement is a revolving line of credit in an amount equal to the lesser of $150,000,000 or 30% of the Company’s estimated remaining collections of all its eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the LIBOR Market Index Rate plus 1.40% and the facility expires on May 4, 2010. The loan is collateralized by substantially all the tangible and intangible assets of the Company. The agreement provides as follows:
•	monthly borrowings may not exceed 30% of estimated remaining collections;

•	funded debt to EBITDA ratio must be less than 2.0 to 1.0 calculated on a rolling twelve-month average;

•	tangible net worth must be at least 100% of prior quarter tangible net worth plus 25% of cumulative positive net income since the end of such fiscal quarter, plus 100% of the net proceeds from any equity offering without giving effect to reductions in tangible net worth due to repurchases of up to $100,000,000 of the Company’s common stock; and

•	restrictions on change of control.
     Outstanding borrowings under the facility totaled $38,000,000 as of June 30, 2007. As of June 30, 2007, the Company is in compliance with all of the covenants of the agreement.

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
     The loan is collateralized by the related asset and is subject to the following covenants:
•	net worth greater than $20,000,000, and;

•	a cash flow coverage ratio of at least 1.5 to 1 calculated on a rolling twelve-month average.
     As of June 30, 2007, the Company is in compliance with these covenants.
     On May 1, 2003, the Company secured financing for its computer equipment purchases related to the Hampton, Virginia office opening. The computer equipment was financed with a commercial loan for $975,000 with a fixed rate of 4.25%. This loan was collateralized by computer equipment. Monthly payments were $18,096 and the loan was paid in full on May 4, 2007.
     On January 9, 2004, the Company entered into a commercial loan agreement in the amount of $750,000 to finance equipment purchases at one of its leased Norfolk facilities. This loan bears interest at a fixed rate of 4.45% and was collateralized by the purchased equipment. Monthly payments were $13,975 and the loan was paid in full on May 4, 2007.
5. Property and Equipment, net:
     Property and equipment, at cost, consist of the following as of the dates indicated:

	June 30,	December 31,
	2007	2006
Software	$5,204,371	$5,007,449
Computer equipment	5,143,334	4,467,524
Furniture and fixtures	3,872,667	2,716,723
Equipment	4,191,278	3,802,427
Leasehold improvements	2,201,422	1,842,402
Building and improvements	4,449,865	3,282,620
Land	939,263	930,263
Accumulated depreciation and amortization	(12,491,890)	(10,856,434)

Property and equipment, net	$13,510,310	$11,192,974

     Depreciation and amortization expense for the three and six months ended June 30, 2007 was $871,312 and $1,675,526, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2006 was $672,637 and $1,358,113, respectively.
     Beginning in July 2006 upon initiation of certain internally developed software projects, in accordance with the provisions of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company began capitalizing qualifying computer software costs incurred during the application development stage and amortizing them over their estimated useful life of three years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of June 30, 2007, the Company has incurred and capitalized $314,142 of these direct payroll costs related to software developed for internal use. Of these costs, $247,890 are for projects that are in the development stage and, therefore. are a component of Other Assets. Once the projects are completed, the costs will be transferred to Software and amortized over their estimated useful life of three years. Amortization expense for the three and six months ended June 30, 2007 was $3,313 and $6,625, respectively and the remaining unamortized costs relating to this internally developed software at June 30, 2007 is $57,418.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. Intangible Assets, net:
     With the acquisition of IGS on October 1, 2004 and RDS on July 29, 2005, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements and goodwill. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is amortizing the IGS client relationships over seven years, the RDS customer relationships over ten years and the non-compete agreements over three years for both the IGS and RDS acquisitions, with a combined original weighted average amortization period of 7.54 years. The Company reviews these relationships at least annually for impairment. Total amortization expense was $490,670 and $981,339 for the three and six months ended June 30, 2007, respectively. Total amortization expense was $567,163 and $1,134,326 for the three and six months ended June 30, 2006, respectively. In addition, goodwill, pursuant to SFAS 142, is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2006, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2006, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through June 30, 2007 that would necessitate an impairment charge to goodwill or the other intangible assets. At June 30, 2007 and December 31, 2006, the carrying value of goodwill was $18,287,511.
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
     Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2002. All stock-based compensation measured under the provisions of APB 25 became fully vested during 2002. All stock-based compensation expense recognized thereafter was derived from stock-based compensation based on the fair value method prescribed in SFAS 123. Effective January 1, 2006, the Company adopted SFAS No. 123R (“SFAS 123R”), “Share-Based Payment” using the modified prospective approach. The adoption of SFAS 123R had no material impact on the Company’s Consolidated Income Statement or on previously reported interim periods. As of June 30, 2007, total future compensation costs related to nonvested awards of stock options and nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program) were $215,359 and $5,029,091, respectively, with a weighted average remaining life of 2.5 years for stock options and 3.3 years for nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program). Based upon historical data, the Company used an annual forfeiture rate of 12.6% for stock options and 16.4% for nonvested shares for most of the employee grants. Grants made to key employee hires and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group. In addition, commensurate with the adoption of SFAS 123R, all previous references to “restricted” stock are now referred to as “nonvested” shares.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Total share-based compensation expense was $837,758 and $1,364,364 for the three and six months ended June 30, 2007, respectively. Total share-based compensation expense was $538,153 and $969,972 for the three and six months ended June 30, 2006, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of SFAS 123R (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $1.2 million and $1.3 million for the three and six months ended June 30, 2007, respectively. The total tax benefit realized from share-based compensation was approximately $0.3 million and $1.7 million for the three and six months ended June 30, 2006, respectively.
Stock Options
     The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 (the “Amended Plan”) to enable the Company to issue nonvested shares of stock to its employees and directors. The Amended Plan was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012. With the exception of the Long-Term Incentive Program, all options and nonvested shares issued under the Amended Plan vest ratably over five years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. As of June 30, 2007, 895,000 options have been granted under the Amended Plan, of which 115,615 have been cancelled.
     Prior to January 1, 2006, options were expensed under SFAS 123 and were included in operating expenses as a component of compensation. Effective January 1, 2006, the Company adopted and began expensing options under SFAS 123R. The expense is included in operating expenses as a component of compensation. The Company granted no options during the three months ended June 30, 2007 and 2006. All of the stock options which have been granted under the Amended Plan were granted to employees of the Company except for 40,000 which were granted to non-employee directors. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was approximately $2.4 million and $2.6 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was approximately $0.7 million and $4.3 million, respectively.
     The following summarizes all option related transactions from December 31, 2005 through June 30, 2007:

		Weighted-	Weighted-
	Options	Average	Average
	Outstanding	Exercise Price	Fair Value
December 31, 2005	504,509	$15.12	$3.1
Exercised	(188,475)	13.19	2.8
Cancelled	(15,015)	13.00	2.7

December 31, 2006	301,019	16.43	3.3
Exercised	(77,152)	16.83	3.5
Cancelled	(6,445)	13.00	2.7

June 30, 2007	217,422	$16.39	$3.2

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The following information is as of June 30, 2007:

	Options Outstanding				Options Exercisable
		Average	Weighted-			Weighted-
		Remaining	Average			Average
Exercise	Number	Contractual	Exercise	Aggregate	Number	Exercise	Aggregate
Prices	Outstanding	Life	Price	Intrinsic Value	Exercisable	Price	Intrinsic Value
$13.00	162,922	2.4	$13.00	$7,660,592	38,367	$13.00	$1,804,016
$16.16	7,500	2.4	16.16	328,950	5,500	16.16	241,230
$27.77-$29.79	47,000	3.2	28.18	1,496,430	19,000	28.30	602,610

Total as of June 30, 2007	217,422	2.5	$16.39	$9,485,972	62,867	$17.90	$2,647,856

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
Nonvested Shares
     Prior to the approval of the Amended Plan, nonvested shares were permitted to be issued as an incentive to attract new employees and, effective commensurate with the adoption of the Amended Plan at the meeting of shareholders held on May 12, 2004, are permitted to be issued to directors and existing employees. With the exception of the awards made pursuant to the Long-Term Incentive Program, the terms of the nonvested share awards are similar to those of the stock option awards, wherein the nonvested shares vest ratably over five years and are expensed over their vesting period.
     The following summarizes all nonvested share transactions from December 31, 2005 through June 30, 2007:

		Weighted
	Nonvested	Average
	Shares	Price at
	Outstanding	Grant Date
December 31, 2005	135,337	$34.96
Granted	82,700	46.88
Vested	(27,764)	33.88
Cancelled	(19,165)	37.75

December 31, 2006	171,108	40.59
Granted	2,510	44.09
Vested	(15,300)	45.56
Cancelled	(8,230)	39.66

June 30, 2007	150,088	$40.20

     The total fair value of shares vested during the three and six months ended June 30, 2007 was $566,105 and $727,990, respectively. The total fair value of shares vested during the three and six months ended June 30, 2006 was $9,124 and $55,134, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-Term Incentive Program
     On March 30, 2007, the Compensation Committee approved the grant of 96,550 shares of performance based nonvested shares pursuant to the Amended Plan. The shares were granted to key employees of the Company. The grant is performance based and cliff vests after the requisite service period of three years if certain financial goals are met. The goals are based upon cumulative diluted earnings per share (“EPS”) totals for the 2007, 2008 and 2009 fiscal years as well as the return on invested capital for the same period. The number of shares granted can double if the financial goals are exceeded or no shares can be granted if the financial goals are not met. The Company is expensing the nonvested shares over the requisite service period of three years beginning January 1, 2007. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. The weighted average price per share at grant date was $44.65. As of June 30, 2007, total future compensation costs related to nonvested share awards granted under the Long-Term Incentive Program are estimated to be approximately $3,239,000. The Company assumed a 10.0% forfeiture rate for this grant and the shares have a weighted average life of 2.50 years as of June 30, 2007.
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
     The Company adopted the provisions of FIN 48 with respect to all of its tax positions as of January 1, 2007. The total amount of unrecognized tax benefits as of June 30, 2007 and the date of adoption was $388,000 and $379,000, respectively. Included in the balance at June 30, 2007 are $208,000 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The remaining balance of unrecognized tax benefits relate to items that when recognized would result in an adjustment to additional paid-in capital and, therefore, would not affect the annual effective tax rate. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period for temporary differences would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. During the next twelve months, the approval of a recently filed application for a change in accounting method would reduce unrecognized tax benefits by $208,000. Such unrecognized tax benefits are focused on the timing of deductibility for certain expenses, the ultimate deductibility of which is highly certain.
     The Company was notified on June 21, 2007 that it is currently being examined by the Internal Revenue Service for the 2005 calendar year. As of January 1, 2007, the tax years that remain subject to examination by the major taxing jurisdictions, including the Internal Revenue Service, are 2002 and subsequent years. The 2002 and 2003 tax years are still open to examination because of net operating losses that originated in those years but were not fully utilized until the 2004 and 2005 tax years.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     FIN 48 requires the recognition of interest, if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. Penalties and interest may be classified as either penalties and interest expense or income tax expense. Management has elected to classify penalties and interest as income tax expense. Accrued penalties and interest as of January 1, 2007, in the amount of $77,000, were recorded to beginning of year retained earnings. As of June 30, 2007, there were no material changes to the amount of accrued interest and penalties.
9. Earnings per Share:
     Basic EPS are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock warrants, stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three and six months ended June 30, 2007 and 2006:

	For the three months ended June 30,
		2007			2006
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$12,988,854	16,004,797	$0.81	$11,102,661	15,896,585	$0.70
Dilutive effect of stock warrants, options and nonvested share awards		163,292			188,736

Diluted EPS	$12,988,854	16,168,089	$0.80	$11,102,661	16,085,321	$0.69

	For the six months ended June 30,
		2007			2006
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$25,869,579	15,999,003	$1.62	$21,832,678	15,884,074	$1.37
Dilutive effect of stock warrants, options and restricted stock awards		154,792			191,071

Diluted EPS	$25,869,579	16,153,795	$1.60	$21,832,678	16,075,145	$1.36

     There were no antidilutive options or nonvested shares outstanding as of June 30, 2007 or 2006.
10. Stockholders’ Equity:
Cash Dividends Paid on Common Stock:
     On April 23, 2007, the Company’s Board of Directors authorized a special one-time cash dividend of $1.00 per share with a record date of May 9, 2007. The cash dividends were paid on June 8, 2007 and totaled $16,069,694.
Share Repurchase Program:
     On April 23, 2007, the Company’s Board of Directors authorized a share repurchase program to buyback one million of the Company’s outstanding shares of common stock on the open market. The timing and volume of share purchases are dependent on several factors, including market conditions. During the three months ended June 30, 2007, the Company purchased 100,000 shares of its common stock at an average per share price of $51.90.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11. Commitments and Contingencies:
Employment Agreements:
     The Company has employment agreements with all of its executive officers and with several members of its senior management group, most of which expire on December 31, 2008. Such agreements provide for base salary payments as well as bonus entitlement, based on the attainment of specific personal and Company goals. Estimated future compensation under these agreements is approximately $6,629,000 and is expected to be paid through December 31, 2008. The agreements also contain confidentiality and non-compete provisions.
Leases:
     The Company is party to various operating and capital leases with respect to its facilities and equipment. For further discussion of these leases please refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2006.
Forward Flow Agreements:
     The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at June 30, 2007 is approximately $76,200,000.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:
     This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:
•	our ability to purchase defaulted consumer receivables at appropriate prices;

•	changes in the business practices of credit originators in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

•	changes in government regulations that affect our ability to collect sufficient amounts on our acquired or serviced receivables;

•	changes in income tax laws or challenges by taxing authorities could have an adverse effect on our financial condition and results of operations;

•	changes in bankruptcy laws that could negatively affect our business;

•	our ability to employ and retain qualified employees, especially collection and information technology personnel;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

•	the degree and nature of our competition;

•	our future ability to comply with the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder;

•	our ability to successfully integrate IGS and Alatax/RDS businesses into our business operations;

•	our ability to secure sufficient levels of placements for our fee-for-service businesses;

•	the sufficiency of our funds generated from operations, existing cash and available borrowings to finance our current operations; and

•	the risk factors listed from time to time in our filings with the SEC.
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

Results of Operations
     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:
Income recognized on finance receivables, net	84.7%	87.5%	84.4%	87.2%
Commissions	15.3%	12.5%	15.6%	12.8%

Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	30.5%	31.0%	30.4%	31.1%
Outside legal and other fees and services	20.5%	21.1%	20.9%	20.5%
Communications	3.7%	2.8%	3.6%	3.2%
Rent and occupancy	1.3%	1.2%	1.3%	1.2%
Other operating expenses	2.7%	2.6%	2.6%	2.5%
Depreciation and amortization	2.5%	2.6%	2.4%	2.7%

Total operating expenses	61.2%	61.5%	61.2%	61.2%

Income from operations	38.8%	38.5%	38.8%	38.8%
Other income and (expense):
Interest income	0.2%	0.4%	0.3%	0.3%
Interest expense	(0.6%)	(0.2%)	(0.4%)	(0.3%)

Income before income taxes	38.4%	38.7%	38.7%	38.8%
Provision for income taxes	14.7%	14.7%	14.9%	14.9%

Net income	23.7%	24.0%	23.8%	23.9%

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
Three Months Ended June 30, 2007 Compared To Three Months Ended June 30, 2006
Revenues
     Total revenues were $54.8 million for the three months ended June 30, 2007, an increase of $8.6 million or 18.6% compared to total revenues of $46.2 million for the three months ended June 30, 2006.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $46.4 million for the three months ended June 30, 2007, an increase of $6.0 million or 14.9% compared to income recognized on finance receivables, net of $40.4 million for the three months ended June 30, 2006. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $64.6 million from $59.4 million, an increase of 8.8%. Our amortization rate, including the allowance charge, on our owned portfolio for the three months ended June 30, 2007 was 28.2% while for the three months ended June 30, 2006 it was 32.0%. During the three months ended June 30, 2007, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $2.54 billion at a cost of $63.4 million. During the three months ended June 30, 2006, we acquired defaulted consumer receivable portfolios with an aggregate face value of $1.66 billion at a cost of $27.9 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price, we intend to target a similar internal rate of return in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.

     Income recognized on finance receivables, net is shown net of valuation allowances recognized under SOP 03-3, which requires that a valuation allowance be taken for decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended June 30, 2007 and 2006, we recorded allowance charges of $90,000 and $200,000, respectively.
Commissions
     Commissions were $8.4 million for the three months ended June 30, 2007, an increase of $2.6 million or 44.8% compared to commissions of $5.8 million for the three months ended June 30, 2006. Commissions grew as a result of increases in revenue generated by our IGS fee-for-service business and RDS government processing and collection business offset by a decrease in our ARM contingent fee business compared to the prior year period.
Operating Expenses
     Total operating expenses were $33.5 million for the three months ended June 30, 2007, an increase of $5.1 million or 18.0% compared to total operating expenses of $28.4 million for the three months ended June 30, 2006. Total operating expenses, including compensation and employee services expenses, were 45.9% of cash receipts for the three months ended June 30, 2007 compared to 43.5% for the same period in 2006.
Compensation and Employee Services
     Compensation and employee services expenses were $16.7 million for the three months ended June 30, 2007, an increase of $2.4 million or 16.8% compared to compensation and employee services expenses of $14.3 million for the three months ended June 30, 2006. Compensation and employee services expenses increased as total employees grew 19.0% to 1,441 as of June 30, 2007 from 1,211 as of June 30, 2006. Compensation and employee services expenses as a percentage of cash receipts increased to 22.9% for the three months ended June 30, 2007 from 22.0% of cash receipts for the same period in 2006, mainly due to the addition of our Jackson, Tennessee office as well as a slight decrease in collector productivity when compared to the prior year period.
Outside Legal and Other Fees and Services
     Outside legal and other fees and services expenses were $11.2 million for the three months ended June 30, 2007, an increase of $1.5 million or 15.5% compared to outside legal and other fees and services expenses of $9.7 million for the three months ended June 30, 2006. Of the $1.5 million increase, $0.9 million was attributable to increases in agency fees mainly incurred by our IGS subsidiary and the remaining $0.6 million of the increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth we experienced in our portfolio of defaulted consumer receivables and a portfolio management strategy shift implemented in mid-2002. This strategy resulted in our referring to the legal suit process more previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections represented 28.7% of total cash receipts for the three months ended June 30, 2007 compared to 29.2% for the three months ended June 30, 2006. Legal cash collections represented 32.4% of total cash collections for the three months ended June 30, 2007 compared to 32.1% for the three months ended June 30, 2006. Total legal expenses for the three months ended June 30, 2007 were 36.6% of legal cash collections compared to 37.0% for the three months ended June 30, 2006. Legal fees and costs increased from $7.1 million for the three months ended June 30, 2006 to $7.6 million, an increase of 7.0%, for the three months ended June 30, 2007.
Communications
     Communications expenses were $2.0 million for the three months ended June 30, 2007, an increase of $0.7 million or 53.8% compared to communications expenses of $1.3 million for the three months ended June 30, 2006. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced as well as the addition of our new call center in Jackson, Tennessee. Mailing expenses were responsible for 58.9% of this increase, while the remaining 41.1% was attributable to higher telephone expenses.

Rent and Occupancy
     Rent and occupancy expenses were $739,000 for the three months ended June 30, 2007, an increase of $179,000 or 32.0% compared to rent and occupancy expenses of $560,000 for the three months ended June 30, 2006. The increase was primarily due to the addition of our new RDS facility, the addition of our new Norfolk, Virginia administrative and executive facility as well as increased utility charges.
Other Operating Expenses
     Other operating expenses were $1,478,000 for the three months ended June 30, 2007, an increase of $273,000 or 22.7% compared to other operating expenses of $1,205,000 for the three months ended June 30, 2006. The increase was due to increases in travel and meals, repairs and maintenance, taxes (non-income), fees and licenses and other miscellaneous expenses, offset by decreases in hiring expense and insurance. Travel and meals expenses increased by $128,000, repairs and maintenance expenses increased by $24,000, taxes (non-income), fees and licenses increased by $64,000 and other miscellaneous expenses increased by $78,000. These were offset by hiring expenses which decreased by $5,000 and insurance expenses which decreased by $16,000.
Depreciation and Amortization
     Depreciation and amortization expenses were $1.4 million for the three months ended June 30, 2007, an increase of $0.2 million or 16.7% compared to depreciation and amortization expenses of $1.2 million for the three months ended June 30, 2006. The increase is mainly due to capital purchases for the addition of our new RDS facility, our new call center in Jackson, Tennessee, and our new administrative and executive facility in Norfolk, Virginia.
Interest Income
     Interest income was $121,000 for the three months ended June 30, 2007, a decrease of $50,000 compared to interest income of $171,000 for the three months ended June 30, 2006. This decrease is the result of lower invested cash and cash equivalents balances during the three months ended June 30, 2007 compared to the same period in 2006.
Interest Expense
     Interest expense was $339,000 for the three months ended June 30, 2007, an increase of $264,000 compared to interest expense of $75,000 for the three months ended June 30, 2006. The increase is due to a higher average outstanding balance on our revolving line of credit during the three months ended June 30, 2007 compared to the same period in 2006.
Provision for Income Taxes
     Income tax expense was $8.1 million for the three months ended June 30, 2007, an increase of $1.3 million or 19.1% compared to income tax expense of $6.8 million for the three months ended June 30, 2006. The increase is mainly due to a 17.3% increase in pre-tax income, up from $17.9 million in 2006, to $21.0 million in 2007 as well as an increase in the effective tax rate to 38.3% for the three months ended June 30, 2007, as compared to 38.0% for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared To Six Months Ended June 30, 2006
Revenues
     Total revenues were $108.8 million for the six months ended June 30, 2007, an increase of $17.3 million or 18.9% compared to total revenues of $91.5 million for the six months ended June 30, 2006.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $91.9 million for the six months ended June 30, 2007, an increase of $12.1 million or 15.2% compared to income recognized on finance receivables, net of $79.8 million for the six months ended June 30, 2006. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $131.9 million from $117.9 million, an increase of 11.9%. Our amortization rate, including the allowance charge, on our owned portfolio for the six months ended June 30, 2007 was 30.4% while for the six months ended June 30, 2006 it was 32.4%. During the six months ended June 30, 2007, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $4.84 billion at a cost of $103.0 million. During the six months ended June 30, 2006, we acquired defaulted consumer receivable portfolios with an aggregate face value of $5.53 billion at a cost of $44.0 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price, we intend to target a similar internal rate of return in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables, net is shown net of valuation allowances recognized under SOP 03-3, which requires that a valuation allowance be taken for decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the six months ended June 30, 2007, we recorded allowance charges of $700,000 and reversals of previously recorded allowance charges of $245,000. For the six months ended June 30, 2006, we recorded allowance charges of $375,000.
Commissions
     Commissions were $16.9 million for the six months ended June 30, 2007, an increase of $5.1 million or 43.2% compared to commissions of $11.8 million for the six months ended June 30, 2006. Commissions grew as a result of increases in revenue generated by our IGS fee-for-service business and RDS government processing and collection business offset by a decrease in our ARM contingent fee business compared to the prior year period.
Operating Expenses
     Total operating expenses were $66.6 million for the six months ended June 30, 2007, an increase of $10.6 million or 18.9% compared to total operating expenses of $56.0 million for the six months ended June 30, 2006. Total operating expenses, including compensation and employee services expenses, were 44.8% of cash receipts for the six months ended June 30, 2007 compared to 43.2% for the same period in 2006.
Compensation and Employee Services
     Compensation and employee services expenses were $33.1 million for the six months ended June 30, 2007, an increase of $4.7 million or 16.5% compared to compensation and employee services expenses of $28.4 million for the six months ended June 30, 2006. Compensation and employee services expenses increased as total employees grew 19.0% to 1,441 as of June 30, 2007 from 1,211 as of June 30, 2006. Compensation and employee services expenses as a percentage of cash receipts increased to 22.3% for the six months ended June 30, 2007 from 21.9% of cash receipts for the same period in 2006, mainly due to the addition of our Jackson, Tennessee office.

Outside Legal and Other Fees and Services
     Outside legal and other fees and services expenses were $22.7 million for the six months ended June 30, 2007, an increase of $3.9 million or 20.7% compared to outside legal and other fees and services expenses of $18.8 million for the six months ended June 30, 2006. Of the $3.9 million increase, $0.1 million was attributable to increases in outside fees and services, $2.0 million was attributable to increases in agency fees mainly incurred by our IGS subsidiary and the remaining $1.8 million of the increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth we experienced in our portfolio of defaulted consumer receivables and a portfolio management strategy shift implemented in mid-2002. This strategy resulted in our referring to the legal suit process more previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections represented 28.0% of total cash receipts for the six months ended June 30, 2007 compared to 28.3% for the six months ended June 30, 2006. Legal cash collections represented 31.7% of total cash collections for the six months ended June 30, 2007 compared to 31.1% for the six months ended June 30, 2006. Total legal expenses for the six months ended June 30, 2007 were 36.4% of legal cash collections compared to 36.6% for the six months ended June 30, 2006. Legal fees and costs increased from $13.4 million for the six months ended June 30, 2006 to $15.2 million, an increase of 13.4%, for the six months ended June 30, 2007.
Communications
     Communications expenses were $3.9 million for the six months ended June 30, 2007, an increase of $1.0 million or 34.5% compared to communications expenses of $2.9 million for the six months ended June 30, 2006. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced as well as the addition of our new call center in Jackson, Tennessee. Mailing expenses were responsible for 59.6% of this increase, while the remaining 40.4% was attributable to higher telephone expenses.
Rent and Occupancy
     Rent and occupancy expenses were $1.4 million for the six months ended June 30, 2007, an increase of $0.2 million or 18.2% compared to rent and occupancy expenses of $1.1 million for the six months ended June 30, 2006. The increase was primarily due to the addition of our new RDS facility, the addition of our new Norfolk, Virginia administrative and executive facility as well as increased utility charges.
Other Operating Expenses
     Other operating expenses were $2,862,000 for the six months ended June 30, 2007, an increase of $581,000 or 25.5% compared to other operating expenses of $2,281,000 for the six months ended June 30, 2006. The increase was due to increases in travel and meals, repairs and maintenance, taxes (non-income), fees and licenses and other miscellaneous expenses, as well as decreases in hiring expense and insurance. Travel and meals expenses increased by $266,000, repairs and maintenance expenses increased by $77,000, taxes (non-income), fees and licenses increased by $132,000 and other miscellaneous expenses increased by $181,000. These were offset by hiring expenses which decreased by $50,000 and insurance expenses which decreased by $25,000.
Depreciation and Amortization
     Depreciation and amortization expenses were $2.7 million for the six months ended June 30, 2007, an increase of $0.2 million or 8.0% compared to depreciation and amortization expenses of $2.5 million for the six months ended June 30, 2006. The increase is mainly due to capital purchases for the addition of our new RDS facility, our new call center in Jackson, Tennessee, and our new administrative and executive facility in Norfolk, Virginia.

Interest Income
     Interest income was $300,000 for the six months ended June 30, 2007, an increase of $56,000 compared to interest income of $244,000 for the six months ended June 30, 2006. This increase is the result of larger invested cash and cash equivalents balances during the six months ended June 30, 2007 compared to the same period in 2006.
Interest Expense
     Interest expense was $406,000 for the six months ended June 30, 2007, an increase of $163,000 compared to interest expense of $243,000 for the six months ended June 30, 2006. The increase is due to a higher average outstanding balance on our revolving line of credit during the six months ended June 30, 2007 compared to the same period in 2006.
Provision for Income Taxes
     Income tax expense was $16.2 million for the six months ended June 30, 2007, an increase of $2.5 million or 18.2% compared to income tax expense of $13.7 million for the six months ended June 30, 2006. The increase is mainly due to an 18.6% increase in pre-tax income, up from $35.5 million in 2006, to $42.1 million in 2007. The effective tax rate was 38.5% for both the six month periods ended June 30, 2007 and 2006.

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
Entire Portfolio ($ in thousands)

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	June 30, 2007 (2)	at June 30, 2007 (3)	Sales	Collections (4)	Collections (5)	Purchase Price (6)
1996	$3,080	$0	0%	$9,766	$52	$9,818	319%
1997	$7,685	$0	0%	$24,134	$163	$24,297	316%
1998	$11,089	$0	0%	$34,847	$311	$35,158	317%
1999	$18,898	$0	0%	$62,230	$785	$63,015	333%
2000	$25,018	$0	0%	$98,961	$2,330	$101,291	405%
2001	$33,480	$556	2%	$146,454	$8,417	$154,871	463%
2002	$42,318	$1,176	3%	$153,991	$11,558	$165,549	391%
2003	$61,459	$5,901	10%	$187,881	$35,131	$223,012	363%
2004	$59,329	$11,130	19%	$122,362	$51,647	$174,009	293%
2005	$143,262	$83,804	58%	$132,079	$188,062	$320,141	223%
2006	$108,546	$85,475	79%	$52,403	$182,048	$234,451	216%
YTD 2007	$103,504	$100,606	97%	$9,206	$218,988	$228,194	220%

Purchased Bankruptcy only Portfolio ($ in thousands)

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	June 30, 2007 (2)	at June 30, 2007 (3)	Sales	Collections (4)	Collections (5)	Purchase Price (6)
1996	$0	$0	0%	$0	$0	$0	0%
1997	$0	$0	0%	$0	$0	$0	0%
1998	$0	$0	0%	$0	$0	$0	0%
1999	$0	$0	0%	$0	$0	$0	0%
2000	$0	$0	0%	$0	$0	$0	0%
2001	$0	$0	0%	$0	$0	$0	0%
2002	$0	$0	0%	$0	$0	$0	0%
2003	$0	$0	0%	$0	$0	$0	0%
2004	$7,472	$2,455	33%	$10,859	$5,178	$16,037	215%
2005	$29,326	$11,102	38%	$25,784	$18,630	$44,414	151%
2006	$17,862	$10,014	56%	$10,851	$18,550	$29,401	165%
YTD 2007	$8,502	$8,452	99%	$99	$14,160	$14,259	168%

Entire Portfolio less Purchased Bankruptcy Portfolio ($ in thousands)

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	June 30, 2007 (2)	at June 30, 2007 (3)	Sales	Collections (4)	Collections (5)	Purchase Price (6)
1996	$3,080	$0	0%	$9,766	$52	$9,818	319%
1997	$7,685	$0	0%	$24,134	$163	$24,297	316%
1998	$11,089	$0	0%	$34,847	$311	$35,158	317%
1999	$18,898	$0	0%	$62,230	$785	$63,015	333%
2000	$25,018	$0	0%	$98,961	$2,330	$101,291	405%
2001	$33,480	$556	2%	$146,454	$8,417	$154,871	463%
2002	$42,318	$1,176	3%	$153,991	$11,558	$165,549	391%
2003	$61,459	$5,901	10%	$187,881	$35,131	$223,012	363%
2004	$51,857	$8,675	17%	$111,503	$46,469	$157,972	305%
2005	$113,936	$72,702	64%	$106,295	$169,432	$275,727	242%
2006	$90,684	$75,461	83%	$41,552	$163,498	$205,050	226%
YTD 2007	$95,002	$92,154	97%	$9,107	$204,828	$213,935	225%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Unamortized purchase price balance refers to the purchase price less amortization over the life of the portfolio.

(3)	Percentage of purchase price remaining unamortized refers to the amount of unamortized purchase price divided by the purchase price.

(4)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(5)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(6)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.
     The following graph shows the purchase price of our owned portfolios by year beginning in 1996 and includes the year to date acquisition amount for the six months ended June 30, 2007 and 2006. The purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts.
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
     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates our ability to realize significant multi-year cash collection streams on our owned pools:
Cash Collections By Year, By Year of Purchase — Entire Portfolio

($ in thousands)
Purchase Purchase		Cash Collection Period											YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	Total

1996	$3,080	548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$53	$9,704
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	234	$23,634
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	509	$34,813
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	1,308	$61,538
2000	25,018	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	2,912	$98,499
2001	33,480	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	5,677	$140,963
2002	42,318	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	9,680	$153,979
2003	61,459	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	17,500	$187,882
2004	59,329	—	—	—	—	—	—	—	—	18,019	46,475	40,424	17,437	$122,355
2005	143,262	—	—	—	—	—	—	—	—	—	18,968	75,145	37,966	$132,079
2006	108,546	—	—	—	—	—	—	—	—	—	—	22,971	29,432	$52,403
YTD 2007	103,504	—	—	—	—	—	—	—	—	—	—	—	9,207	$9,207

Total	$617,668	548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$131,915	$1,027,056

Cash Collections By Year, By Year of Purchase — Bankruptcy only Portfolio
($ in thousands)
Purchase	Purchase	Cash Collection Period											YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	Total

1996	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1997	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1998	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1999	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2000	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2001	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2002	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2003	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2004	7,472	—	—	—	—	—	—	—	—	743	4,554	3,956	1,606	$10,859
2005	29,326	—	—	—	—	—	—	—	—	—	3,777	15,500	6,507	$25,784
2006	17,862	—	—	—	—	—	—	—	—	—	—	5,608	5,243	$10,851
YTD 2007	8,502	—	—	—	—	—	—	—	—	—	—	—	99	$99

Total	$63,162	$—	$—	$—	$—	$—	$—	$—	$—	$743	$8,331	$25,064	$13,455	$47,593

Cash Collections By Year, By Year of Purchase — Entire Portfolio less Bankruptcy
($ in thousands)
Purchase Purchase		Cash Collection Period											YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$53	$9,704
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	234	$23,634
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	509	$34,813
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	1,308	$61,538
2000	25,018	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	2,912	$98,499
2001	33,480	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	5,677	$140,963
2002	42,318	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	9,680	$153,979
2003	61,459	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	17,500	$187,882
2004	51,857	—	—	—	—	—	—	—	—	17,276	41,921	36,468	15,831	$111,496
2005	113,936	—	—	—	—	—	—	—	—	—	15,191	59,645	31,459	$106,295
2006	90,684	—	—	—	—	—	—	—	—	—	—	17,363	24,189	$41,552
YTD 2007	95,002	—	—	—	—	—	—	—	—	—	—	—	9,108	$9,108

Total	$554,506	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$152,661	$183,045	$211,329	$118,460	$979,463

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
Collector by Tenure

Collector FTE at:	12/31/03	12/31/04	12/31/05	12/31/06	06/30/06	06/30/07
One year + [1]	241	298	327	340	342	360
Less than one year [2]	338	349	364	375	372	481
Total [2]	579	647	691	715	714	841

[1]	Calculated based on actual employees (collectors) with one year of service or more.

[2]	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.
Monthly Cash Collections by Tenure 1

Average performance YTD	12/31/03	12/31/04	12/31/05	12/31/06	06/30/06	06/30/07
One year + [2]	$18,158	$17,129	$16,694	$18,024	$18,297	$20,021
Less than one year [3]	$8,303	$9,363	$8,491	$8,533	$9,373	$8,314

[1]	Cash collection numbers include only accounts assigned to collectors. Significant cash collections do occur on “unassigned” accounts.

[2]	Calculated using average YTD monthly cash collections of all collectors with one year or more of tenure.

[3]	Calculated using weighted average YTD monthly cash collections of all collectors with less than one year of tenure, including those in training.
YTD Cash Collections per Hour Paid 1

Average performance YTD	12/31/03	12/31/04	12/31/05	12/31/06	06/30/06	06/30/07
Total cash collections	$108.27	$117.59	$133.39	$146.03	$148.74	$148.52
Non-legal cash collections [2]	$80.10	$82.06	$89.25	$99.06	$102.50	$101.39
Non-bk cash collections [3]			$128.02	$132.15	$136.14	$134.83

[1]	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

[2]	Represents total cash collections less legal cash collections.

[3]	Represents total cash collections less bankruptcy cash collections. Although we began bankruptcy portfolio purchasing in 2004, we began calculating this metric in 2005.

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
Seasonality
     We depend on the ability to collect on our owned and serviced defaulted consumer receivables. Cash collections tend to be higher in the first and second quarters of the year and lower in the third and fourth quarters of the year, due to consumer payment patterns in connection with seasonal employment trends, income tax refunds and holiday spending habits. Historically, our growth has partially masked the impact of this cash collections seasonality.
Quarterly Cash Collections(1)
(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

Quarterly Cash Collections by Group
     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Balance at beginning of period	$243,568,411	$189,847,379	$226,447,495	$193,644,670
Acquisitions of finance receivables, net of buybacks (1)	63,298,532	26,635,403	102,262,742	41,954,209
Cash collections applied to principal on finance receivables (2)	(18,218,902)	(19,045,079)	(40,062,196)	(38,161,176)

Balance at end of period	$288,648,041	$197,437,703	$288,648,041	$197,437,703

Estimated Remaining Collections (“ERC”)(3)	$699,490,551	$506,594,945	$699,490,551	$506,594,945

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item; however, it is provided here for informational purposes.

     The following table categorizes our life to date owned portfolios as of June 30, 2007 into the major asset types represented:

			Life to Date Purchased Face
	No. of		Value of Defaulted Consumer
Asset Type	Accounts	%	Receivables(1)%

Visa/MasterCard/Discover	7,229,340	51.7%	$20,160,452,236	69.4%
Consumer Finance	3,708,616	26.5%	3,208,405,770	11.0%
Private Label Credit Cards	2,628,174	18.8%	3,181,709,829	11.0%
Auto Deficiency	415,599	3.0%	2,508,052,598	8.6%

Total:	13,981,729	100.0%	$29,058,620,433	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).
     The following chart shows details of our life to date buying activity as of June 30, 2007. We actively seek to purchase both bankrupt and non-bankrupt accounts at any point in the delinquency cycle.

			Life to Date Purchased Face
			Value of Defaulted Consumer
Account Type	No. of Accounts	%	Receivables(1)%

Fresh	355,244	2.5%	$1,574,313,220	5.4%
Primary	1,436,941	10.3%	3,054,244,082	10.5%
Secondary	2,191,391	15.7%	4,104,950,414	14.1%
Tertiary	3,118,318	22.3%	3,871,535,169	13.3%
BK Trustees	1,674,925	12.0%	6,958,291,806	24.0%
Other	5,204,910	37.2%	9,495,285,742	32.7%

Total:	13,981,729	100.0%	$29,058,620,433	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).
     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.

     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically as of June 30, 2007:

			Life to Date Purchased Face		Original Purchase Price of
	No. of		Value of Defaulted Consumer		Defaulted Consumer Receivables
Geographic Distribution	Accounts	%	Receivables (1)%		(2)%

Texas	2,468,546	18%	$3,645,705,450	13%	$74,330,327	12%
California	1,386,640	10%	3,485,489,288	12%	66,516,009	11%
Florida	1,059,224	8%	2,841,111,290	10%	56,226,327	9%
New York	814,381	6%	2,012,767,933	7%	44,502,888	7%
Pennsylvania	467,060	3%	1,130,303,877	4%	27,522,332	4%
Illinois	568,311	4%	1,016,161,485	3%	23,879,952	4%
North Carolina	467,956	3%	977,365,257	3%	22,125,959	4%
New Jersey	337,275	2%	958,372,761	3%	19,696,604	3%
Ohio	448,632	3%	929,824,748	3%	21,757,177	3%
Georgia	380,396	3%	844,609,316	3%	22,022,822	3%
Michigan	378,620	3%	733,657,568	3%	18,498,988	3%
Massachusetts	274,546	2%	624,578,763	2%	13,193,394	2%
Arizona	214,353	2%	547,772,531	2%	10,641,596	2%
Virginia	261,351	2%	534,710,393	2%	13,137,097	2%
South Carolina	243,085	2%	523,763,849	2%	11,664,246	2%
Tennessee	237,154	2%	513,083,203	2%	13,191,382	2%
Other (3)	3,974,199	27%	7,739,342,721	26%	171,874,878	27%

Total:	13,981,729	100%	$29,058,620,433	100%	$630,781,978	100%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).

(2)	The “Original Purchase Price of Defaulted Consumer Receivables” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.
Liquidity and Capital Resources
     Historically, our primary sources of cash have been cash flows from operations, bank borrowings and equity offerings. Cash has been used for acquisitions of finance receivables, corporate acquisitions, repurchase of our common stock, payment of cash dividends, repayments of bank borrowings, purchases of property and equipment and working capital to support our growth.
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
     Our operating activities provided cash of $37.9 million and $26.5 million for the six months ended June 30, 2007 and 2006, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received for the period which increased from $21.8 million for the six months ended June 30, 2006 to $25.9 million for the six months ended June 30, 2007. Net cash provided by operating activities was also impacted by the amount of income taxes paid during the period which was $5.3 million and $11.4 million for the six months ended June 30, 2007 and 2006, respectively. The remaining increase was due to net changes in other accounts related to our operating activities.

     Our investing activities used cash of $66.2 million and $5.3 million during the six months ended June 30, 2007 and 2006, respectively. The majority of the change was due to acquisitions of finance receivables which increased from $42.0 million for the six months ended June 30, 2006, to $102.3 million for the six months ended June 30, 2007. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables and purchases of property and equipment. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables.
     Our financing activities provided cash of $18.3 million and used cash of $12.0 million during the six months ended June 30, 2007 and 2006, respectively. The majority of the change was due to proceeds received from debt financing from our revolving line of credit partially offset by cash used to pay a cash dividend on our common stock and the repurchase of 100,000 shares of our common stock during the six months ended June 30, 2007. Cash used in financing activities is primarily driven by payments on our revolving lines of credit, dividends paid, repurchase of common stock and principal payments on long term debt and capital lease obligations. Cash is provided by proceeds from debt financing and stock option exercises.
     Cash paid for interest was $210,798 and $257,000 for the six months ended June 30, 2007 and 2006, respectively. Interest was paid for our revolving lines of credit, capital lease obligations and other long-term debt.
     On November 29, 2005, we entered into a Loan and Security Agreement for a revolving line of credit jointly offered by Bank of America, N. A. and Wachovia Bank, National Association. The agreement was amended on May 9, 2006 to include RBC Centura Bank as an additional lender and again on May 4, 2007 to increase the line of credit to $150,000,000 and incorporate a $50,000,000 non-revolving sub-limit. The agreement is a revolving line of credit in an amount equal to the lesser of $150,000,000 or 30% of the Company’s estimated remaining collections of all of our eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the LIBOR Market Index Rate plus 1.40% and the facility expires on May 4, 2010. The loan is collateralized by substantially all of our tangible and intangible assets. The agreement provides as follows:
•	monthly borrowings may not exceed 30% of estimated remaining collections;

•	funded debt to EBITDA ratio must be less than 2.0 to 1.0 calculated on a rolling twelve-month average;

•	tangible net worth must be at least 100% of prior quarter tangible net worth plus 25% of cumulative positive net income since the end of such fiscal quarter, plus 100% of the net proceeds from any equity offering without giving effect to reductions in tangible net worth due to repurchases of up to $100,000,000 of our common stock; and

•	restrictions on change of control.
     Outstanding borrowings under the facility totaled $38.0 million as of June 30, 2007. As of June 30, 2007, we are in compliance with all of the covenants of the agreement.
     As of June 30, 2007, there is one loan outstanding. On February 20, 2002, one of our subsidiaries entered into an arrangement for a $500,000 commercial loan in order to finance construction of a parking lot at our Norfolk, Virginia location. This loan bears interest at a fixed rate of 6.47% and matures on September 1, 2007. The loan is collateralized by the related asset and requires us to maintain net worth greater than $20 million and a cash flow coverage ratio of at least 1.5 to 1.0 calculated on a rolling twelve-month average.

Contractual Obligations
     Our contractual obligations as of June 30, 2007 are as follows:

	Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$19,349,137	$2,400,314	$5,592,780	$4,568,545	$6,787,498
Long-Term Debt and Revolving Lines of Credit (1)	39,478,274	653,274	38,825,000	—	—
Capital Lease Obligations	179,917	134,353	45,564	—	—
Purchase Commitments (2)	79,701,782	78,736,706	751,932	213,144	—
Employment Agreements	6,628,797	4,547,521	2,081,276	—	—

Total	$145,337,907	$86,472,168	$47,296,552	$4,781,689	$6,787,498

(1)	To the extent that a balance is outstanding on our line of credit, it would be due in May, 2010.

(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $76.2 million.
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
     Prior to January 1, 2005, we accounted for our investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, we adopted and began to account for our investment in finance receivables using the interest method under the guidance of AICPA SOP 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-3 is effective. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received, the carrying value of a pool would be written down to maintain the then current IRR. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, we use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above.
     We establish valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At June 30, 2007, we had a $1,755,000 valuation allowance on our finance receivables. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.

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

     We believe that, as of June 30, 2007, there was no impairment of goodwill or other intangible assets. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.
     Our exposure to market risk relates to interest rate risk with our variable rate credit line. As of June 30, 2007, we had $38,000,000 of variable rate debt outstanding on our revolving credit line. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of the Security Holders
On May 18, 2007, we convened our Annual Meeting of Stockholders in Norfolk, Virginia. The matters voted on at the meeting were: (1) the election of two directors, each serving for a term of three years, and (2) the ratification of the selection of KPMG LLP as our independent auditors for the year ending December 31, 2007.
     The voting was as follows for the election of directors:

Election of Directors:	FOR	WITHHELD
William P. Brophey	14,529,025	130,885

David N. Roberts	12,501,179	2,158,731
     The voting was as follows for the ratification of the selection of KPMG LLP as our independent auditors for the year ending December 31, 2007:

Ratification of independent auditors:	FOR	WITHHELD	ABSTAIN
KPMG LLP	14,574,144	68,910	16,856
     There were no broker non-votes.
Item 5. Other Information
None.
Item 6. Exhibits
10.1	Second amendment to the Amended and Restated Loan and Security Agreement, dated as of May 4, 2007, by and between Portfolio Recovery Associates, Inc, Bank of America, N.A., Wachovia Bank, N.A. and RBC Centura Bank (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed May 7, 2007).

31.1	Section 302 Certifications of Chief Executive Officer.

31.2	Section 302 Certifications of Chief Financial Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)
Date: July 31, 2007	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: July 31, 2007	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)