Form 10-Q
period 2007-09-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2007-10-31
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 19, 2007

Common Stock, $0.01 par value	15,107,554

PORTFOLIO RECOVERY ASSOCIATES, INC.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006
(unaudited)

	September 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$14,464,166	$25,100,834
Finance receivables, net	326,476,130	226,447,495
Income tax receivable	2,621,064	1,512,823
Property and equipment, net	15,216,997	11,192,974
Goodwill	18,620,277	18,287,511
Intangible assets, net	5,399,315	6,754,014
Other assets	4,434,313	4,082,780

Total assets	$387,232,262	$293,378,431

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$2,814,410	$2,891,469
Accrued expenses	3,614,095	2,578,896
Accrued payroll and bonuses	6,445,192	6,244,852
Deferred tax liability	51,018,256	33,452,670
Lines of credit	100,000,000	—
Long-term debt	—	689,892
Obligations under capital lease	138,345	242,385

Total liabilities	164,030,298	46,100,164

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000,000, issued and outstanding shares - 15,107,554 at September 30, 2007, and 15,987,432 at December 31, 2006	151,076	159,874
Additional paid-in capital	70,044,239	115,527,975
Retained earnings	153,006,649	131,590,418

Total stockholders’ equity	223,201,964	247,278,267

Total liabilities and stockholders’ equity	$387,232,262	$293,378,431

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine months Ended September 30, 2007 and 2006
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Income recognized on finance receivables, net	$46,110,666	$41,760,421	$137,963,747	$121,527,560
Commissions	8,528,882	6,076,231	25,459,826	17,835,053

Total revenues	54,639,548	47,836,652	163,423,573	139,362,613

Operating expenses:
Compensation and employee services	17,322,123	14,550,391	50,437,917	42,981,680
Outside legal and other fees and services	11,846,689	10,582,130	34,529,893	29,382,631
Communications	2,038,385	1,474,423	5,927,222	4,392,290
Rent and occupancy	819,076	573,241	2,217,448	1,693,448
Other operating expenses	1,605,353	1,212,134	4,466,896	3,493,562
Depreciation and amortization	1,455,045	1,278,500	4,111,910	3,770,940

Total operating expenses	35,086,671	29,670,819	101,691,286	85,714,551

Income from operations	19,552,877	18,165,833	61,732,287	53,648,062

Other income and (expense):
Interest income	64,801	170,812	364,492	414,672
Interest expense	(1,137,495)	(66,036)	(1,543,255)	(308,733)

Income before income taxes	18,480,183	18,270,609	60,553,524	53,754,001

Provision for income taxes	6,786,835	7,027,110	22,990,599	20,677,824

Net income	$11,693,348	$11,243,499	$37,562,925	$33,076,177

Net income per common share:
Basic	$0.76	$0.71	$2.37	$2.08
Diluted	$0.75	$0.70	$2.35	$2.06
Weighted average number of shares outstanding:
Basic	15,451,091	15,915,495	15,816,365	15,894,548
Diluted	15,577,079	16,071,292	15,961,556	16,073,860
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine months Ended September 30, 2007
(unaudited)

		Additional		Total
	Common	Paid-in	Retained	Stockholders’
	Stock	Capital	Earnings	Equity
Balance at December 31, 2006	$159,874	$115,527,975	$131,590,418	$247,278,267

Net income	—	—	37,562,925	37,562,925
Exercise of stock options and vesting of nonvested shares	1,194	1,459,951	—	1,461,145
Issuance of common stock for acquisition of The Palmer Group	8	49,992	—	50,000
Repurchase and cancellation of common stock	(10,000)	(50,546,924)	—	(50,556,924)
Cash dividends paid ($1.00 per common share)	—	—	(16,069,694)	(16,069,694)
Amortization of share-based compensation	—	2,218,168	—	2,218,168
Income tax benefit from share-based compensation	—	1,145,077	—	1,145,077
Adoption of FIN 48	—	190,000	(77,000)	113,000

Balance at September 30, 2007	$151,076	$70,044,239	$153,006,649	$223,201,964

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine months Ended September 30, 2007 and 2006
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$37,562,925	$33,076,177
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	2,218,168	1,543,670
Depreciation and amortization	4,111,910	3,770,940
Deferred tax expense	17,565,586	6,624,758
Changes in operating assets and liabilities:
Other assets	(351,533)	800,635
Accounts payable	(77,059)	430,621
Income taxes	(918,241)	(3,716,571)
Accrued expenses	958,199	399,985
Accrued payroll and bonuses	200,340	575,311

Net cash provided by operating activities	61,270,295	43,505,526

Cash flows from investing activities:
Purchases of property and equipment	(6,655,234)	(2,612,726)
Acquisition of finance receivables, net of buybacks	(159,130,357)	(74,203,321)
Collections applied to principal on finance receivables	59,101,722	56,084,521
Acquisition of The Palmer Group, including acquisition costs	(408,766)	—

Net cash used in investing activities	(107,092,635)	(20,731,526)

Cash flows from financing activities:
Dividends paid	(16,069,694)	—
Proceeds from exercise of options and warrants	1,461,145	1,689,746
Income tax benefit from share-based compensation	1,145,077	1,664,837
Proceeds from lines of credit	103,000,000	—
Principal payments on lines of credit	(3,000,000)	(15,000,000)
Repurchases of common stock	(50,556,924)	—
Principal payments on long-term debt	(689,892)	(345,467)
Principal payments on capital lease obligations	(104,040)	(106,407)

Net cash provided by/(used in) financing activities	35,185,672	(12,097,291)

Net (decrease)/increase in cash and cash equivalents	(10,636,668)	10,676,709

Cash and cash equivalents, beginning of period	25,100,834	15,984,855

Cash and cash equivalents, end of period	$14,464,166	$26,661,564

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,095,820	$323,036
Cash paid for income taxes	$5,284,825	$16,104,800

Noncash investing and financing activities:
Acquisition of The Palmer Group — Common stock issued	$50,000	$—
SFAS 123R adoption reclass of payroll liability to additional paid-in capital	$—	$426,752
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Business:
     Portfolio Recovery Associates, LLC (“PRA”) was formed on March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA Inc completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of PRA were exchanged on a one to one basis for warrants and shares of a single class of common stock of PRA Inc. PRA Inc owns all outstanding membership units of PRA, PRA Holding I, LLC (“PRA Holding I”), PRA Holding II, LLC (“PRA Holding II”), PRA Receivables Management, LLC (d/b/a Anchor Receivables Management) (“Anchor”), PRA Location Services, LLC (d/b/a IGS Nevada) (“IGS”), PRA Government Services, LLC (d/b/a Alatax and RDS) (“RDS”) and PRA Bankruptcy Services, LLC (“PRA BS”). One of PRA Inc’s wholly owned subsidiaries, Thomas West Associates, LLC (“TWA”), was dissolved as an entity on May 8, 2006. PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) are full-service providers of outsourced receivables management and related services. The Company is engaged in the business of purchasing, managing and collecting portfolios of defaulted consumer receivables as well as offering a broad range of accounts receivable management services. The majority of the Company’s business activities involve the purchase, management and collection of defaulted consumer receivables. These are purchased from sellers of finance receivables and collected by a highly skilled staff whose purpose is to locate and contact customers and arrange payment or resolution of their debts. The Company, through its Legal Recovery Department, collects accounts judicially, either by using its own attorneys, or by contracting with independent attorneys throughout the country through whom the Company takes legal action to satisfy consumer debts. The Company also services receivables on behalf of clients on either a commission or transaction-fee basis. Clients include entities in the financial services, auto, retail, utility, health care and government sectors. Services provided to these clients include standard collection services on delinquent accounts, obtaining location information for clients in support of their collection activities (known as skip tracing), and the management of both delinquent and non-delinquent tax receivables for government entities.
     The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I, PRA Holding II, Anchor, IGS, RDS and PRA BS.
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s balance sheet as of September 30, 2007, its income statements for the three and nine months ended September 30, 2007 and 2006, its statement of changes in stockholders’ equity for the nine months ended September 30, 2007 and its statements of cash flows for the nine months ended September 30, 2007 and 2006.  The income statements of the Company for the three and nine months ended September 30, 2007 and 2006 may not be indicative of future results.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2006.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Prior to January 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-3 is effective. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 (and the amended Practice Bulletin 6), rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting the finance receivables, net, on the balance sheet. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At September 30, 2007 and 2006, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $4,998,673 and $1,429,416, respectively.
     The Company establishes valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At September 30, 2007 and 2006, the Company had an allowance against its finance receivables of $2,935,000 and $850,000, respectively. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at September 30, 2007 and 2006 was $2,133,480 and $1,222,051, respectively. During the three and nine months ended September 30, 2007, the Company capitalized $469,868 and $1,263,578, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2006, the Company capitalized $130,398 and $593,855, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2007, the Company amortized $135,110 and $452,819, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2006, the Company amortized $116,358 and $399,873, respectively, of these direct acquisition fees.

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
     Changes in finance receivables, net for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Balance at beginning of period	$288,648,041	$197,437,703	$226,447,495	$193,644,670
Acquisitions of finance receivables, net of buybacks	56,867,615	32,249,112	159,130,357	74,203,321

Cash collections	(65,150,192)	(59,683,766)	(197,065,469)	(177,612,081)
Income recognized on finance receivables, net	46,110,666	41,760,421	137,963,747	121,527,560

Cash collections applied to principal	(19,039,526)	(17,923,345)	(59,101,722)	(56,084,521)

Balance at end of period	$326,476,130	$211,763,470	$326,476,130	$211,763,470

     At the time of acquisition, the life of each pool is generally estimated to be between 72 to 96 months based on projected amounts and timing of future cash receipts using the proprietary models of the Company. As of September 30, 2007, the Company had $326,476,130 in net finance receivables. Based upon current projections, cash collections applied to principal are estimated to be as follows for the twelve months in the periods ending:

September 30, 2008	$77,034,108
September 30, 2009	73,693,375
September 30, 2010	68,033,587
September 30, 2011	55,936,379
September 30, 2012	38,945,072
September 30, 2013	12,274,496
September 30, 2014	559,113

$326,476,130

     During the three and nine months ended September 30, 2007, the Company purchased approximately $2.61 billion and $7.45 billion, respectively, of face value of charged-off consumer receivables. During the three and nine months ended September 30, 2006 the Company purchased approximately $1.19 billion and $6.73 billion of face value of charged-off consumer receivables. At September 30, 2007, the estimated remaining collections on the receivables purchased in the three and nine months ended September 30, 2007 were $127,839,234 and $333,285,005, respectively. At September 30, 2007, the estimated remaining collections on the receivables purchased in the three and nine months ended September 30, 2006 were $57,843,872 and $114,102,089, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of September 30, 2007 and 2006. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Balance at beginning of period	$410,842,510	$309,144,275	$326,775,399	$299,280,328
Income recognized on finance receivables, net	(46,110,666)	(41,760,421)	(137,963,747)	(121,527,560)
Additions	71,600,992	42,156,860	198,190,174	91,190,556
Reclassifications from nonaccretable difference	10,055,403	11,887,947	59,386,413	52,485,337

Balance at end of period	$446,388,239	$321,428,661	$446,388,239	$321,428,661

     During the three and nine months ended September 30, 2007, the Company recorded $1,180,000 and $1,880,000, respectively, in allowance charges on pools that had recently underperformed expectations. During the nine months ended September 30, 2007, the Company also reversed $245,000 of allowance charges recorded in prior periods. During the three and nine months ended September 30, 2006, the Company recorded $275,000 and $650,000, respectively, in allowance charges. The change in the valuation allowance for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Balance at beginning of period	$1,755,000	$575,000	$1,300,000	$200,000
Allowance charges recorded	1,180,000	275,000	1,880,000	650,000
Reversal of previously recorded allowance charges	—	—	(245,000)	—

Change in allowance charge	1,180,000	275,000	1,635,000	650,000

Balance at end of period	$2,935,000	$850,000	$2,935,000	$850,000

3. Lines of Credit:
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
     As of September 30, 2007, outstanding borrowings under the facility totaled $100,000,000, of which $50,000,000 was part of the non-revolving fixed rate sub-limit which bears interest at 6.80% and expires on May 4, 2012. As of September 30, 2007, the Company is in compliance with all of the covenants of the agreement.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. Long-Term Debt:
     On February 20, 2002, the Company completed the construction of a satellite parking lot at its Norfolk, Virginia location. The parking lot was financed with a commercial loan for $500,000 with a fixed rate of 6.47%. The loan was collateralized by the parking lot. The loan required only interest payments during the first nine months. Monthly payments on the loan were $9,797 and the loan matured on September 1, 2007.
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
5. Property and Equipment, net:
     Property and equipment, at cost, consist of the following as of the dates indicated:

	September 30,	December 31,
	2007	2006
Software	$5,587,810	$5,007,449
Computer equipment	5,900,852	4,467,524
Furniture and fixtures	4,145,053	2,716,723
Equipment	4,587,975	3,802,427
Leasehold improvements	2,351,083	1,842,402
Building and improvements	5,094,814	3,282,620
Land	939,263	930,263
Accumulated depreciation and amortization	(13,389,853)	(10,856,434)

Property and equipment, net	$15,216,997	$11,192,974

     Depreciation and amortization expense for the three and nine months ended September 30, 2007 was $955,293 and $2,631,211, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2006 was $711,337 and $2,069,451, respectively.
     Beginning in July 2006 upon initiation of certain internally developed software projects, in accordance with the provisions of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company began capitalizing qualifying computer software costs incurred during the application development stage and amortizing them over their estimated useful life of three years on a straight-line basis beginning when the project is completed.  Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of September 30, 2007, the Company has incurred and capitalized $442,490 of these direct payroll costs related to software developed for internal use. Of these costs, $376,238 is for projects that are in the development stage and, therefore are a component of Other Assets. Once the projects are completed, the costs will be transferred to Software and amortized over their estimated useful life of three years. Amortization expense for the three and nine months ended September 30, 2007 was $3,313 and $9,938, respectively and the remaining unamortized costs relating to this internally developed software at September 30, 2007 is $54,106.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. Intangible Assets, net:
     With the acquisition of IGS on October 1, 2004, RDS on July 29, 2005 and The Palmer Group on July 25, 2007, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements and goodwill. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is amortizing the IGS client relationships over seven years, the RDS customer relationships over ten years and the non-compete agreements over three years for both the IGS and RDS acquisitions, with a combined original weighted average amortization period of 7.54 years. For The Palmer Group acquisition, the Company is amortizing the customer relationship over the remaining life of the contract, which at the date of acquisition, was 29 months. The Company reviews these relationships at least annually for impairment. Total amortization expense was $499,752 and $1,480,699 for the three and nine months ended September 30, 2007, respectively. Total amortization expense was $567,163 and $1,701,489 for the three and nine months ended September 30, 2006, respectively. In addition, goodwill, pursuant to SFAS 142, is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2006, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2006, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through September 30, 2007 that would necessitate an impairment charge to goodwill or the other intangible assets. The Company will undergo its annual goodwill review during the fourth quarter of 2007. At September 30, 2007 and December 31, 2006, the carrying value of goodwill was $18,620,277 and $18,287,511, respectively. The $332,766 increase in the carrying value of goodwill during the nine months ended September 30, 2007 relates to the acquisition of the Palmer Group on July 25, 2007.
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
     Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2002. All stock-based compensation measured under the provisions of APB 25 became fully vested during 2002. All stock-based compensation expense recognized thereafter was derived from stock-based compensation based on the fair value method prescribed in SFAS 123. Effective January 1, 2006, the Company adopted SFAS No. 123R (“SFAS 123R”), “Share-Based Payment” using the modified prospective approach. The adoption of SFAS 123R had no material impact on the Company’s Consolidated Income Statement or on previously reported interim periods. As of September 30, 2007, total future compensation costs related to nonvested awards of stock options and nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program) were $100,342 and $4,637,830, respectively, with a weighted average remaining life of 2.3 years for stock options and 3.1 years for nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program). Based upon historical data, the Company used an annual forfeiture rate of 12.6% for stock options and 16.4% for nonvested shares for most of the employee grants. Grants made to key employee hires and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group. In addition, commensurate with the adoption of SFAS 123R, all previous references to “restricted” stock are now referred to as “nonvested” shares.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Total share-based compensation expense was $853,802 and $2,218,168 for the three and nine months ended September 30, 2007, respectively. Total share-based compensation expense was $573,700 and $1,543,670 for the three and nine months ended September 30, 2006, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of SFAS 123R (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $0.5 million and $1.8 million for the three and nine months ended September 30, 2007, respectively. The total tax benefit realized from share-based compensation was approximately $0.3 million and $2.1 million for the three and nine months ended September 30, 2006, respectively.
Stock Options
     The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 (the “Amended Plan”) to enable the Company to issue nonvested shares of stock to its employees and directors. The Amended Plan was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012. With the exception of the Long-Term Incentive Program, all options and nonvested shares issued under the Amended Plan vest ratably over five years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. As of September 30, 2007, 895,000 options have been granted under the Amended Plan, of which 116,065 have been cancelled.
     Prior to January 1, 2006, options were expensed under SFAS 123 and were included in operating expenses as a component of compensation. Effective January 1, 2006, the Company adopted and began expensing options under SFAS 123R. The expense is included in operating expenses as a component of compensation. The Company granted no options during the three months ended September 30, 2007 and 2006. All of the stock options which have been granted under the Amended Plan were granted to employees of the Company except for 40,000 which were granted to non-employee directors. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was approximately $0.2 million and $2.8 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was approximately $0 and $4.3 million, respectively.
     The following summarizes all option related transactions from December 31, 2005 through September 30, 2007:

		Weighted-	Weighted-
	Options	Average	Average
	Outstanding	Exercise Price	Fair Value
December 31, 2005	504,509	$15.12	$3.06
Exercised	(188,475)	13.19	2.76
Cancelled	(15,015)	13.00	2.71

December 31, 2006	301,019	16.43	3.27
Exercised	(83,992)	17.40	3.63
Cancelled	(6,895)	13.00	2.71

September 30, 2007	210,132	$16.16	$3.15

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
          The following information is as of September 30, 2007:

	Options Outstanding				Options Exercisable
		Average	Weighted-			Weighted-
		Remaining	Average			Average
Exercise	Number	Contractual	Exercise	Aggregate	Number	Exercise	Aggregate
Prices	Outstanding	Life	Price	Intrinsic Value	Exercisable	Price	Intrinsic Value
$13.00	160,632	2.1	$13.00	$6,436,524	36,527	$13.00	$1,463,637
$16.16	7,500	2.1	16.16	276,825	5,500	16.16	203,005
$27.77 - $29.79	42,000	2.9	28.23	1,043,280	25,000	28.22	621,150

Total as of September 30, 2007	210,132	2.3	$16.16	$7,756,629	67,027	$18.94	$2,287,792

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
     The following summarizes all nonvested share transactions from December 31, 2005 through September 30, 2007:

		Weighted
	Nonvested	Average
	Shares	Price at
	Outstanding	Grant Date
December 31, 2005	135,337	$34.96
Granted	82,700	46.88
Vested	(27,764)	33.88
Cancelled	(19,165)	37.75

December 31, 2006	171,108	40.59
Granted	3,010	45.32
Vested	(35,334)	39.33
Cancelled	(9,490)	38.96

September 30, 2007	129,294	$41.17

     The total fair value of shares vested during the three and nine months ended September 30, 2007 was $1,124,514 and $1,852,504, respectively. The total fair value of shares vested during the three and nine months ended September 30, 2006 was $925,329 and $980,463, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-Term Incentive Program
     On March 30, 2007, the Compensation Committee approved the grant of 96,550 shares of performance based nonvested shares pursuant to the Amended Plan. The shares were granted to key employees of the Company. The grant is performance based and cliff vests after the requisite service period of three years if certain financial goals are met. The goals are based upon cumulative diluted earnings per share (“EPS”) totals for the 2007, 2008 and 2009 fiscal years as well as the return on invested capital for the same period. The number of shares granted can double if the financial goals are exceeded or no shares can be granted if the financial goals are not met. The Company is expensing the nonvested shares over the requisite service period of three years beginning January 1, 2007. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. The weighted average price per share at grant date was $44.65. As of September 30, 2007, total future compensation costs related to nonvested share awards granted under the Long-Term Incentive Program are estimated to be approximately $2,913,000. The Company assumed a 10.0% forfeiture rate for this grant and the shares have a weighted average life of 2.25 years as of September 30, 2007.
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
     The Company adopted the provisions of FIN 48 with respect to all of its tax positions as of January 1, 2007. Total unrecognized tax benefits as of September 30, 2007 and the date of adoption were $180,000 and $379,000, respectively. Due to the approval by the Internal Revenue Service of an application for a change in accounting method with respect to one of the Company’s tax positions, the balance of unrecognized tax benefits at September 30, 2007 was reduced by $208,000. The ultimate deductibility of these benefits was highly certain, but the timing of deductibility was uncertain. This reduction did not have an impact on the annual effective rate since the ultimate deductibility of these benefits was highly certain, and only the timing of deductibility was uncertain. The remaining unrecognized tax benefits balance of $180,000 as of September 30, 2007 relates to items that when recognized would result in an adjustment to additional paid-in capital and, therefore, would not affect the annual effective tax rate.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     FIN 48 requires the recognition of interest, if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. Penalties and interest may be classified as either penalties and interest expense or income tax expense. Management has elected to classify accrued penalties and interest as income tax expense. Accrued penalties and interest as of January 1, 2007, in the amount of $77,000, were recorded to beginning of year retained earnings. Due to the approved application for change in accounting method, the balance of accrued penalties and interest was reduced by $67,000 for the quarter ended September 30, 2007. There were no material increases to the amount of accrued interest and penalties as of September 30, 2007.
9. Earnings per Share:
     Basic EPS are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock warrants, stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2007 and 2006:

	For the three months ended September 30,
		2007			2006
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$11,693,348	15,451,091	$0.76	$11,243,499	15,915,495	$0.71
Dilutive effect of stock options and nonvested share awards		125,988			155,797

Diluted EPS	$11,693,348	15,577,079	$0.75	$11,243,499	16,071,292	$0.70

	For the nine months ended September 30,
		2007			2006
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$37,562,925	15,816,365	$2.37	$33,076,177	15,894,548	$2.08
Dilutive effect of stock options and nonvested share awards		145,191			179,312

Diluted EPS	$37,562,925	15,961,556	$2.35	$33,076,177	16,073,860	$2.06

     There were no antidilutive options or nonvested shares outstanding as of September 30, 2007 or 2006.
10. Stockholders’ Equity:
Cash Dividends Paid on Common Stock:
     On April 23, 2007, the Company’s Board of Directors authorized a special one-time cash dividend of $1.00 per share with a record date of May 9, 2007. The cash dividends were paid on June 8, 2007 and totaled $16,069,694.
Share Repurchase Program:
     On April 23, 2007, the Company’s Board of Directors authorized a share repurchase program to buyback one million of the Company’s outstanding shares of common stock on the open market. The timing and volume of share purchases are dependent on several factors, including market conditions. During the three and nine months ended September 30, 2007, the Company purchased 900,000 and 1,000,000 shares of its common stock at an average per share price of $50.41 and $50.56, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11. Commitments and Contingencies:
Employment Agreements:
     The Company has employment agreements with all of its executive officers and with several members of its senior management group, most of which expire on December 31, 2008. Such agreements provide for base salary payments as well as bonus entitlement, based on the attainment of specific personal and Company goals. Estimated future compensation under these agreements is approximately $5.8 million and is expected to be paid through December 31, 2008. The agreements also contain confidentiality and non-compete provisions.
Leases:
     The Company is party to various operating and capital leases with respect to its facilities and equipment. For further discussion of these leases please refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2006.
Forward Flow Agreements:
     The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at September 30, 2007 is approximately $41.7 million.
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
13. Subsequent Event:
     The Company entered into a third amendment (the “Amendment”) to the Amended and Restated Loan and Security Agreement, dated as of May 5, 2006 (the “Credit Agreement”), with PRA Location Services, LLC, PRA Holding I, LLC, Portfolio Recovery Associates, L.L.C., PRA Receivables Management, LLC and PRA Government Services, LLC,  all of which are wholly owned subsidiaries of the Company as guarantors, and the financial institutions signatory thereto being Bank of America, N.A., Wachovia Bank, National Association and RBC Centura Bank.  The Amendment is effective as of October 26, 2007.  The Amendment increases the amount of the Company’s line of credit from $150,000,000 to $270,000,000.  All other terms of the previously amended agreement remain the same.

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
          For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the discussion of ”Business” and “Risk Factors” described in our 2006 Annual Report on Form 10-K, filed on March 1, 2007.
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

Results of Operations
     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues:
Income recognized on finance receivables, net	84.4%	87.3%	84.4%	87.2%
Commissions	15.6%	12.7%	15.6%	12.8%

Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	31.7%	30.4%	30.9%	30.8%
Outside legal and other fees and services	21.7%	22.1%	21.1%	21.1%
Communications	3.7%	3.1%	3.6%	3.2%
Rent and occupancy	1.5%	1.2%	1.4%	1.2%
Other operating expenses	2.9%	2.5%	2.7%	2.5%
Depreciation and amortization	2.7%	2.7%	2.5%	2.7%

Total operating expenses	64.2%	62.0%	62.2%	61.5%

Income from operations	35.8%	38.0%	37.8%	38.5%
Other income and (expense):
Interest income	0.1%	0.4%	0.2%	0.3%
Interest expense	(2.1%)	(0.1%)	(0.9%)	(0.2%)

Income before income taxes	33.8%	38.3%	37.1%	38.6%
Provision for income taxes	12.4%	14.7%	14.1%	14.8%

Net income	21.4%	23.6%	23.0%	23.8%

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
Three Months Ended September 30, 2007 Compared To Three Months Ended September 30, 2006
Revenues
     Total revenues were $54.6 million for the three months ended September 30, 2007, an increase of $6.8 million or 14.2% compared to total revenues of $47.8 million for the three months ended September 30, 2006.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $46.1 million for the three months ended September 30, 2007, an increase of $4.3 million or 10.3% compared to income recognized on finance receivables, net of $41.8 million for the three months ended September 30, 2006. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $65.2 million from $59.7 million, an increase of 9.2%. Our amortization rate, including the allowance charge, on our owned portfolio for the three months ended September 30, 2007 was 29.2% while for the three months ended September 30, 2006 it was 30.0%. During the three months ended September 30, 2007, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $2.61 billion at a cost of $57.4 million. During the three months ended September 30, 2006, we acquired defaulted consumer receivable portfolios with an aggregate face value of $1.19 billion at a cost of $35.6 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price, we intend to target a similar internal rate of return in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.

     Income recognized on finance receivables, net is shown net of valuation allowances recognized under SOP 03-3, which requires that a valuation allowance be taken for decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended September 30, 2007 and 2006, we recorded allowance charges of $1,180,000 and $275,000, respectively.
Commissions
     Commissions were $8.5 million for the three months ended September 30, 2007, an increase of $2.4 million or 39.3% compared to commissions of $6.1 million for the three months ended September 30, 2006. Commissions grew as a result of increases in revenue generated by our IGS fee-for-service business and RDS government processing and collection business offset by a decrease in our ARM contingent fee business compared to the prior year period.
Operating Expenses
     Total operating expenses were $35.1 million for the three months ended September 30, 2007, an increase of $5.4 million or 18.2% compared to total operating expenses of $29.7 million for the three months ended September 30, 2006. Total operating expenses, including compensation and employee services expenses, were 47.6% of cash receipts for the three months ended September 30, 2007 compared to 45.1% for the same period in 2006.
Compensation and Employee Services
     Compensation and employee services expenses were $17.3 million for the three months ended September 30, 2007, an increase of $2.7 million or 18.5% compared to compensation and employee services expenses of $14.6 million for the three months ended September 30, 2006. Compensation and employee services expenses increased as total employees grew 22.2% to 1,569 as of September 30, 2007 from 1,284 as of September 30, 2006. Compensation and employee services expenses as a percentage of cash receipts increased to 23.5% for the three months ended September 30, 2007 from 22.1% of cash receipts for the same period in 2006, mainly due to a significant increase in employee staffing, especially in our newer Jackson, Tennessee call center, with a corresponding decrease in collector productivity caused mostly by the addition of this less tenured collection staff.
Outside Legal and Other Fees and Services
     Outside legal and other fees and services expenses were $11.8 million for the three months ended September 30, 2007, an increase of $1.2 million or 11.3% compared to outside legal and other fees and services expenses of $10.6 million for the three months ended September 30, 2006. Of the $1.2 million increase, $1.3 million was attributable to increases in agency fees mainly incurred by our IGS subsidiary which was offset by a decrease in legal and accounting fees of $0.3 million. The remaining $0.2 million of the increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth we experienced in our portfolio of defaulted consumer receivables and a portfolio management strategy shift implemented in mid-2002. This strategy resulted in our referring to the legal suit process more previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections represented 29.0% of total cash receipts for the three months ended September 30, 2007 compared to 29.8% for the three months ended September 30, 2006. Legal cash collections represented 32.8% of total cash collections for the three months ended September 30, 2007 compared to 32.9% for the three months ended September 30, 2006. Total legal expenses for the three months ended September 30, 2007 were 36.1% of legal cash collections compared to 38.6% for the three months ended September 30, 2006. Legal fees and costs increased from $7.6 million for the three months ended September 30, 2006 to $7.8 million, an increase of $0.2 million or 2.6%, when compared to the three months ended September 30, 2007.
Communications
     Communications expenses were $2.0 million for the three months ended September 30, 2007, an increase of $0.5 million or 33.3% compared to communications expenses of $1.5 million for the three months ended September 30, 2006. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced as well as the addition of our new call center in Jackson, Tennessee. Mailing expenses were responsible for 57.2% of this increase, while the remaining 42.8% was attributable to higher telephone expenses.

Rent and Occupancy
     Rent and occupancy expenses were $819,000 for the three months ended September 30, 2007, an increase of $246,000 or 42.9% compared to rent and occupancy expenses of $573,000 for the three months ended September 30, 2006. The increase was primarily due to the addition of our new RDS facility, the addition of our new Norfolk, Virginia administrative and executive facility as well as increased utility charges.
Other Operating Expenses
     Other operating expenses were $1,605,000 for the three months ended September 30, 2007, an increase of $393,000 or 32.4% compared to other operating expenses of $1,212,000 for the three months ended September 30, 2006. The increase was due to increases in travel and meals, taxes (non-income), fees and licenses, advertising and marketing expenses, hiring expenses, repairs and maintenance and other miscellaneous expenses. Travel and meals expenses increased by $75,000, taxes (non-income), fees and licenses increased by $48,000, advertising and marketing increased by $30,000, hiring expenses increased by $24,000, repairs and maintenance expenses increased by $13,000 and other miscellaneous expenses increased by $203,000.
Depreciation and Amortization
     Depreciation and amortization expenses were $1.5 million for the three months ended September 30, 2007, an increase of $0.2 million or 15.4% compared to depreciation and amortization expenses of $1.3 million for the three months ended September 30, 2006. The increase is mainly due to capital purchases for our new call center in Jackson, Tennessee, as well as capital purchases for the addition of our new RDS facility, our new administrative and executive facility in Norfolk, Virginia and our expanded call center in Hutchinson, Kansas.
Interest Income
     Interest income was $65,000 for the three months ended September 30, 2007, a decrease of $106,000 compared to interest income of $171,000 for the three months ended September 30, 2006. This decrease is the result of lower average invested cash and cash equivalents balances during the three months ended September 30, 2007 compared to the same period in 2006.
Interest Expense
     Interest expense was $1.1 million for the three months ended September 30, 2007, an increase of $1.0 million compared to interest expense of $0.1 million for the three months ended September 30, 2006. The increase is mainly due to an outstanding balance on our lines of credit during the three months ended September 30, 2007 compared to no balance outstanding for the same period in 2006.
Provision for Income Taxes
     Income tax expense was $6.8 million for the three months ended September 30, 2007, a decrease of $0.2 million or 2.9% compared to income tax expense of $7.0 million for the three months ended September 30, 2006. The decrease is mainly due to a decrease in the effective tax rate to 36.7% for the three months ended September 30, 2007, as compared to 38.5% for the three months ended September 30, 2006 due mainly to state and federal tax credits.

Nine Months Ended September 30, 2007 Compared To Nine Months Ended September 30, 2006
Revenues
     Total revenues were $163.4 million for the nine months ended September 30, 2007, an increase of $24.0 million or 17.2% compared to total revenues of $139.4 million for the nine months ended September 30, 2006.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $138.0 million for the nine months ended September 30, 2007, an increase of $16.5 million or 13.6% compared to income recognized on finance receivables, net of $121.5 million for the nine months ended September 30, 2006. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $197.1 million from $177.6 million, an increase of 11.0%. Our amortization rate, including the allowance charge, on our owned portfolio for the nine months ended September 30, 2007 was 30.0% while for the nine months ended September 30, 2006 it was 31.6%. During the nine months ended September 30, 2007, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $7.45 billion at a cost of $160.4 million. During the nine months ended September 30, 2006, we acquired defaulted consumer receivable portfolios with an aggregate face value of $6.73 billion at a cost of $79.7 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price, we intend to target a similar internal rate of return in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables, net is shown net of valuation allowances recognized under SOP 03-3, which requires that a valuation allowance be taken for decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the nine months ended September 30, 2007, we recorded allowance charges of $1,880,000 and reversals of previously recorded allowance charges of $245,000. For the nine months ended September 30, 2006, we recorded allowance charges of $650,000.
Commissions
     Commissions were $25.5 million for the nine months ended September 30, 2007, an increase of $7.7 million or 43.3% compared to commissions of $17.8 million for the nine months ended September 30, 2006. Commissions grew as a result of increases in revenue generated by our IGS fee-for-service business and RDS government processing and collection business offset by a decrease in our ARM contingent fee business compared to the prior year period.
Operating Expenses
     Total operating expenses were $101.7 million for the nine months ended September 30, 2007, an increase of $16.0 million or 18.7% compared to total operating expenses of $85.7 million for the nine months ended September 30, 2006. Total operating expenses, including compensation and employee services expenses, were 45.7% of cash receipts for the nine months ended September 30, 2007 compared to 43.9% for the same period in 2006.
Compensation and Employee Services
     Compensation and employee services expenses were $50.4 million for the nine months ended September 30, 2007, an increase of $7.4 million or 17.2% compared to compensation and employee services expenses of $43.0 million for the nine months ended September 30, 2006. Compensation and employee services expenses increased as total employees grew 22.2% to 1,569 as of September 30, 2007 from 1,284 as of September 30, 2006. Compensation and employee services expenses as a percentage of cash receipts increased to 22.7% for the nine months ended September 30, 2007 from 22.0% of cash receipts for the same period in 2006, mainly due to a significant increase in employee staffing, especially in our newer Jackson, Tennessee call center, with a corresponding decrease in collector productivity caused mostly by the addition of this less tenured collection staff.

Outside Legal and Other Fees and Services
     Outside legal and other fees and services expenses were $34.5 million for the nine months ended September 30, 2007, an increase of $5.1 million or 17.3% compared to outside legal and other fees and services expenses of $29.4 million for the nine months ended September 30, 2006. Of the $5.1 million increase, $3.2 million was attributable to increases in agency fees mainly incurred by our IGS subsidiary and the remaining $1.9 million of the increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth we experienced in our portfolio of defaulted consumer receivables and a portfolio management strategy shift implemented in mid-2002. This strategy resulted in our referring to the legal suit process more previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections represented 28.3% of total cash receipts for the nine months ended September 30, 2007 compared to 28.8% for the nine months ended September 30, 2006. Legal cash collections represented 32.0% of total cash collections for the nine months ended September 30, 2007 compared to 31.7% for the nine months ended September 30, 2006. Total legal expenses for the nine months ended September 30, 2007 were 36.3% of legal cash collections compared to 37.3% for the nine months ended September 30, 2006. Legal fees and costs increased from $21.0 million for the nine months ended September 30, 2006 to $22.9 million, an increase of $1.9 million or 9.0%, when compared to the three months ended September 30, 2007.
Communications
     Communications expenses were $5.9 million for the nine months ended September 30, 2007, an increase of $1.5 million or 34.1% compared to communications expenses of $4.4 million for the nine months ended September 30, 2006. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced as well as the addition of our new call center in Jackson, Tennessee. Mailing expenses were responsible for 58.7% of this increase, while the remaining 41.3% was attributable to higher telephone expenses.
Rent and Occupancy
     Rent and occupancy expenses were $2.2 million for the nine months ended September 30, 2007, an increase of $0.5 million or 29.4% compared to rent and occupancy expenses of $1.7 million for the nine months ended September 30, 2006. The increase was primarily due to the addition of our new RDS facility, the addition of our new Norfolk, Virginia administrative and executive facility as well as increased utility charges.
Other Operating Expenses
     Other operating expenses were $4,467,000 for the nine months ended September 30, 2007, an increase of $973,000 or 27.8% compared to other operating expenses of $3,494,000 for the nine months ended September 30, 2006. The increase was due to increases in travel and meals, repairs and maintenance, taxes (non-income), fees and licenses and other miscellaneous expenses, as well as decreases in hiring expense and insurance. Travel and meals expenses increased by $340,000, taxes (non-income), fees and licenses increased by $180,000, repairs and maintenance expenses increased by $90,000, and other miscellaneous expenses increased by $415,000. These were offset by hiring expenses which decreased by $26,000 and insurance expenses which decreased by $26,000.
Depreciation and Amortization
     Depreciation and amortization expenses were $4.1 million for the nine months ended September 30, 2007, an increase of $0.3 million or 7.9% compared to depreciation and amortization expenses of $3.8 million for the nine months ended September 30, 2006. The increase is mainly due to capital purchases for our new call center in Jackson, Tennessee, as well as capital purchases for the addition of our new RDS facility, our new administrative and executive facility in Norfolk, Virginia and our expanded call center in Hutchinson, Kansas.

Interest Income
     Interest income was $364,000 for the nine months ended September 30, 2007, a decrease of $51,000 compared to interest income of $415,000 for the nine months ended September 30, 2006. This decrease is the result of lower average invested cash and cash equivalents balances during the nine months ended September 30, 2007 compared to the same period in 2006.
Interest Expense
     Interest expense was $1.5 million for the nine months ended September 30, 2007, an increase of $1.2 million compared to interest expense of $0.3 million for the nine months ended September 30, 2006. The increase is due to a higher average outstanding balance on our lines of credit during the nine months ended September 30, 2007 compared to the same period in 2006.
Provision for Income Taxes
     Income tax expense was $23.0 million for the nine months ended September 30, 2007, an increase of $2.3 million or 11.1% compared to income tax expense of $20.7 million for the nine months ended September 30, 2006. The increase is mainly due to a 12.6% increase in pre-tax income, up from $53.8 million in 2006, to $60.6 million in 2007, offset by a slight reduction in the effective tax rate from 38.5% for nine months ended September 30, 2006 versus 38.0% for the nine months ended September 30, 2007. The lower effective tax rate was due mainly to state and federal tax credits.

Supplemental Performance Data
Owned Portfolio Performance:
     The following tables show certain data related to our owned portfolio. These tables describe the purchase price, cash collections and related multiples. Further, these tables disclose our entire portfolio, the portfolio of purchased bankrupt accounts and our entire portfolio less the impact of our purchased bankrupt accounts. The accounts represented in the purchased bankruptcy tables are those portfolios of accounts that were bankrupt at the time of purchase. This contrasts with accounts that file bankruptcy after we purchase them.
Entire Portfolio ($ in thousands)

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	September 30, 2007(2)	at September 30, 2007(3)	Sales	Collections(4)	Collections(5)	Purchase Price(6)
1996	$3,080	$0	0%	$9,795	$46	$9,841	320%
1997	$7,685	$0	0%	$24,226	$133	$24,359	317%
1998	$11,089	$0	0%	$35,050	$246	$35,296	318%
1999	$18,898	$0	0%	$62,710	$566	$63,276	335%
2000	$25,020	$0	0%	$100,175	$1,979	$102,154	408%
2001	$33,480	$485	1%	$148,749	$7,062	$155,811	465%
2002	$42,324	$836	2%	$157,681	$8,600	$166,281	393%
2003	$61,457	$5,235	9%	$194,889	$32,517	$227,406	370%
2004	$59,329	$9,678	16%	$129,380	$47,594	$176,974	298%
2005	$143,257	$76,353	53%	$149,000	$172,494	$321,494	224%
2006	$107,984	$80,587	75%	$64,803	$168,354	$233,157	216%
YTD 2007	$160,934	$153,304	95%	$23,007	$333,285	$356,292	221%

Purchased Bankruptcy Portfolio ($ in thousands)

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	September 30, 2007(2)	at September 30, 2007(3)	Sales	Collections(4)	Collections(5)	Purchase Price(6)
1996	$0	$0	0%	$0	$0	$0	0%
1997	$0	$0	0%	$0	$0	$0	0%
1998	$0	$0	0%	$0	$0	$0	0%
1999	$0	$0	0%	$0	$0	$0	0%
2000	$0	$0	0%	$0	$0	$0	0%
2001	$0	$0	0%	$0	$0	$0	0%
2002	$0	$0	0%	$0	$0	$0	0%
2003	$0	$0	0%	$0	$0	$0	0%
2004	$7,472	$1,992	27%	$11,476	$4,116	$15,592	209%
2005	$29,326	$9,233	31%	$28,781	$16,065	$44,846	153%
2006	$17,671	$8,671	49%	$13,071	$16,196	$29,267	166%
YTD 2007	$18,590	$18,399	99%	$582	$29,800	$30,382	163%

Entire Portfolio less Purchased Bankruptcy Portfolio ($ in thousands)

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	September 30, 2007(2)	at September 30, 2007(3)	Sales	Collections(4)	Collections(5)	Purchase Price(6)
1996	$3,080	$0	0%	$9,795	$46	$9,841	320%
1997	$7,685	$0	0%	$24,226	$133	$24,359	317%
1998	$11,089	$0	0%	$35,050	$246	$35,296	318%
1999	$18,898	$0	0%	$62,710	$566	$63,276	335%
2000	$25,020	$0	0%	$100,175	$1,979	$102,154	408%
2001	$33,480	$485	1%	$148,749	$7,062	$155,811	465%
2002	$42,324	$836	2%	$157,681	$8,600	$166,281	393%
2003	$61,457	$5,235	9%	$194,889	$32,517	$227,406	370%
2004	$51,857	$7,686	15%	$117,904	$43,478	$161,382	311%
2005	$113,931	$67,120	59%	$120,219	$156,429	$276,648	243%
2006	$90,313	$71,916	80%	$51,732	$152,158	$203,890	226%
YTD 2007	$142,344	$134,905	95%	$22,425	$303,485	$325,910	229%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Unamortized purchase price balance refers to the purchase price less amortization over the life of the portfolio.

(3)	Percentage of purchase price remaining unamortized refers to the amount of unamortized purchase price divided by the purchase price.

(4)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(5)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(6)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.
     The following graph shows the purchase price of our owned portfolios by year beginning in 1996 and includes the year to date acquisition amount for the nine months ended September 30, 2007 and 2006. The purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts.
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
     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates our ability to realize significant multi-year cash collection streams on our owned pools:
     Cash Collections By Year, By Year of Purchase — Entire Portfolio

($ in thousands)
Purchase	Purchase					Cash Collection Period							YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$82	$9,733
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	325	$23,725
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	713	$35,017
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	1,787	$62,017
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	4,126	$99,713
2001	33,480	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	7,972	$143,258
2002	42,324	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	13,370	$157,669
2003	61,457	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	24,508	$194,890
2004	59,329	—	—	—	—	—	—	—	—	18,019	46,475	40,424	24,455	$129,373
2005	143,257	—	—	—	—	—	—	—	—	—	18,968	75,145	54,887	$149,000
2006	107,984	—	—	—	—	—	—	—	—	—	—	22,971	41,832	$64,803
YTD 2007	160,934	—	—	—	—	—	—	—	—	—	—	—	23,008	$23,008

Total	$674,537	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$197,065	$1,092,206

Cash Collections By Year, By Year of Purchase — Purchased Bankruptcy Portfolio

($ in thousands)
Purchase	Purchase			Cash Collection Period									YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	Total

1996	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1997	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1998	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1999	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2000	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2001	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2002	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2003	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2004	7,472	—	—	—	—	—	—	—	—	743	4,554	3,956	2,222	$11,475
2005	29,326	—	—	—	—	—	—	—	—	—	3,777	15,500	9,504	$28,781
2006	17,671	—	—	—	—	—	—	—	—	—	—	5,608	7,464	$13,072
YTD 2007	18,590	—	—	—	—	—	—	—	—	—	—	—	582	$582

Total	$73,059	$—	$—	$—	$—	$—	$—	$—	$—	$743	$8,331	$25,064	$19,772	$53,910

Cash Collections By Year, By Year of Purchase — Entire Portfolio less Purchased Bankruptcy Portfolio

($ in thousands)
Purchase	Purchase			Cash Collection Period									YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$82	$9,733
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	325	$23,725
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	713	$35,017
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	1,787	$62,017
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	4,126	$99,713
2001	33,480	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	7,972	$143,258
2002	42,324	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	13,370	$157,669
2003	61,457	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	24,508	$194,890
2004	51,857	—	—	—	—	—	—	—	—	17,276	41,921	36,468	22,233	$117,898
2005	113,931	—	—	—	—	—	—	—	—	—	15,191	59,645	45,383	$120,219
2006	90,313	—	—	—	—	—	—	—	—	—	—	17,363	34,368	$51,731
YTD 2007	142,344	—	—	—	—	—	—	—	—	—	—	—	22,426	$22,426

Total	$601,478	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$152,661	$183,045	$211,329	$177,293	$1,038,296

     When we acquire a new pool of finance receivables, our estimates typically result in a 72 — 96 month projection of cash collections. The following chart shows our historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase, adjusted for buybacks.
Actual Cash Collections and Cash Sales vs. Original Projections
($ in millions)
Owned Portfolio Personnel Performance:
     We measure the productivity of each collector each month, breaking results into groups of similarly tenured collectors. The following two tables display various productivity measures that we track.
Collector by Tenure

Collector FTE at:	12/31/03	12/31/04	12/31/05	12/31/06	09/30/06	09/30/07
One year + [1]	241	298	327	340	324	397
Less than one year [2]	338	349	364	375	402	475
Total [2]	579	647	691	715	726	872

[1]	Calculated based on actual employees (collectors) with one year of service or more.

[2]	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.
Monthly Cash Collections by Tenure
     Effective beginning in the third quarter of 2007, we are no longer able to produce this data.  Changes in our collection processes and call flows would create data statistics that would be historically inconsistent.
YTD Cash Collections per Hour Paid 1

Average performance YTD	12/31/03	12/31/04	12/31/05	12/31/06	09/30/06	09/30/07
Total cash collections	$108.27	$117.59	$133.39	$146.03	$147.54	$142.26
Non-legal cash collections [2]	$80.10	$82.06	$89.25	$99.06	$100.80	$96.45
Non-bk cash collections [3]			$128.02	$132.15	$133.83	$129.35

[1]	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

[2]	Represents total cash collections less legal cash collections.

[3]	Represents total cash collections less bankruptcy cash collections. Although we began bankruptcy portfolio purchasing in 2004, we began calculating this metric in 2005.

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
Quarterly Cash collections(1)

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q32007	Q22007	Q12007	Q32006	Q22006	Q12006

Call Center Collections & Other	$37,450	$37,464	$39,241	$32,686	$33,736	$36,436
Legal	21,384	20,911	20,844	19,607	19,058	17,606
Purchased Bankruptcy	6,317	6,231	7,223	7,390	6,645	4,447
     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Balance at beginning of period	$288,648,041	$197,437,703	$226,447,495	$193,644,670
Acquisitions of finance receivables, net of buybacks (1)	56,867,615	32,249,112	159,130,357	74,203,321
Cash collections applied to principal on finance receivables (2)	(19,039,526)	(17,923,345)	(59,101,722)	(56,084,521)

Balance at end of period	$326,476,130	$211,763,470	$326,476,130	$211,763,470

Estimated Remaining Collections (“ERC”)(3)	$772,877,336	$533,192,132	$772,877,336	$533,192,132

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item; however, it is provided here for informational purposes.
     The following table categorizes our life to date owned portfolios as of September 30, 2007 into the major asset types represented:

			Life to Date Purchased
	No. of		Face Value of Defaulted
Asset Type	Accounts	%	Consumer Receivables (1)%

Visa/MasterCard/Discover	8,219,478	53.6%	$22,444,880,180	70.9%
Consumer Finance	4,058,494	26.5%	3,442,955,097	10.9%
Private Label Credit Cards	2,628,174	17.1%	3,181,709,829	10.1%
Auto Deficiency	428,778	2.8%	2,598,376,186	8.1%

Total:	15,334,924	100.0%	$31,667,921,292	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).

     The following chart shows details of our life to date buying activity as of September 30, 2007.  We actively seek to purchase both bankrupt and non-bankrupt accounts at any point in the delinquency cycle.

			Life to Date Purchased Face
			Value of Defaulted Consumer
Account Type	No. of Accounts	%	Receivables (1)%

Fresh	393,374	2.6%	$1,703,335,476	5.4%
Primary	1,607,877	10.5%	3,203,955,556	10.1%
Secondary	2,489,772	16.2%	4,385,592,689	13.9%
Tertiary	3,326,898	21.7%	4,050,138,994	12.8%
BK Trustees	1,692,146	11.0%	7,050,996,844	22.3%
Other	5,824,857	38.0%	11,273,901,733	35.5%

Total:	15,334,924	100.0%	$31,667,921,292	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).
     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically as of September 30, 2007:

			Life to Date Purchased		Original Purchase Price of
	No. of		Face Value of Defaulted		Defaulted Consumer
Geographic Distribution	Accounts	%	Consumer Receivables (1)%		Receivables(2)%

Texas	2,802,710	18%	$4,104,093,586	13%	$82,636,210	12%
California	1,509,283	10%	3,800,531,550	12%	72,030,299	10%
Florida	1,162,852	8%	3,091,935,147	10%	60,731,849	9%
New York	882,656	6%	2,138,752,631	7%	47,754,901	7%
Pennsylvania	516,857	3%	1,249,521,390	4%	29,889,716	4%
Illinois	611,874	4%	1,090,581,549	3%	25,877,026	4%
North Carolina	513,035	3%	1,089,532,830	3%	24,566,097	4%
New Jersey	357,815	2%	999,897,244	3%	21,086,895	3%
Ohio	486,325	3%	998,594,315	3%	23,880,139	3%
Georgia	448,675	3%	949,486,495	3%	24,565,908	4%
Michigan	409,112	3%	786,294,532	2%	20,134,992	3%
Massachusetts	293,030	2%	663,841,431	2%	14,234,652	2%
Arizona	237,221	2%	600,224,083	2%	11,574,375	2%
Virginia	287,256	2%	590,335,153	2%	14,439,989	2%
South Carolina	269,932	2%	589,321,837	2%	12,946,230	2%
Tennessee	260,049	2%	561,521,216	2%	14,994,184	2%
Other (3)	4,286,242	27%	8,363,456,303	27%	186,846,699	27%

Total:	15,334,924	100%	$31,667,921,292	100%	$688,190,161	100%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).

(2)	The “Original Purchase Price of Defaulted Consumer Receivables” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

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
     Our operating activities provided cash of $61.3 million and $43.5 million for the nine months ended September 30, 2007 and 2006, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received for the period which increased from $33.1 million for the nine months ended September 30, 2006 to $37.6 million for the nine months ended September 30, 2007. Net cash provided by operating activities was also impacted by the amount of income taxes paid during the period which was $5.3 million and $16.1 million for the nine months ended September 30, 2007 and 2006, respectively. The remaining increase was due to net changes in other accounts related to our operating activities.
     Our investing activities used cash of $107.1 million and $20.7 million during the nine months ended September 30, 2007 and 2006, respectively. The majority of the change was due to acquisitions of finance receivables which increased from $74.2 million for the nine months ended September 30, 2006, to $159.1 million for the nine months ended September 30, 2007. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables and purchases of property and equipment. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables.
     Our financing activities provided cash of $35.2 million and used cash of $12.1 million during the nine months ended September 30, 2007 and 2006, respectively. The majority of the change was due to proceeds received from debt financing from our lines of credit partially offset by cash used to pay a cash dividend on our common stock and the repurchase of 1,000,000 shares of our common stock during the nine months ended September 30, 2007. Cash used in financing activities is primarily driven by payments on our lines of credit, dividends paid, repurchases of common stock and principal payments on long-term debt and capital lease obligations. Cash is provided by proceeds from debt financing and stock option exercises.
     Cash paid for interest was $1,095,820 and $323,036 for the nine months ended September 30, 2007 and 2006, respectively. Interest was paid for our lines of credit, capital lease obligations and other long-term debt.
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
     Outstanding borrowings under the facility totaled $100,000,000 as of September 30, 2007, of which $50,000,000 was part of the non-revolving fixed rate sub-limit which bears interest at 6.80% and expires on May 4, 2012. As of September 30, 2007, we are in compliance with all of the covenants of the agreement.
     We entered into a third amendment (the “Amendment”) to the Amended and Restated Loan and Security Agreement, dated as of May 5, 2006 (the “Credit Agreement”), with PRA Location Services, LLC, PRA Holding I, LLC, Portfolio Recovery Associates, L.L.C., PRA Receivables Management, LLC and PRA Government Services, LLC,  all of which are wholly owned subsidiaries of the Company as guarantors, and the financial institutions signatory thereto being Bank of America, N.A., Wachovia Bank, National Association and RBC Centura Bank.  The Amendment is effective as of October 26, 2007.  The Amendment increases the amount of our line of credit from $150,000,000 to $270,000,000.  All other terms of the previously amended agreement remain the same.
Contractual Obligations
     Our contractual obligations as of September 30, 2007 are as follows:

	Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$18,758,117	$2,501,595	$5,457,989	$4,602,468	$6,196,065
Long-Term Debt and Lines of Credit (1)	116,808,448	4,150,115	57,275,000	55,383,333	—
Capital Lease Obligations	142,782	119,989	22,793	—	—
Purchase Commitments (2)	45,646,493	44,668,846	789,432	188,215	—
Employment Agreements	5,795,674	4,505,036	1,290,638	—	—

Total	$187,151,514	$55,945,581	$64,835,852	$60,174,016	$6,196,065

(1)	To the extent that a balance is outstanding on our lines of credit, the revolving portion would be due in May, 2010 and the non-revolving fixed rate sub-limit portion would be due in May, 2012.

(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $41.7 million.
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
     We establish valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At September 30, 2007, we had a $2,935,000 valuation allowance on our finance receivables. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.
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
     We believe that, as of September 30, 2007, there was no impairment of goodwill or other intangible assets. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.
     Our exposure to market risk relates to interest rate risk with our variable rate credit line. As of September 30, 2007, we had $50,000,000 of variable rate debt outstanding on our revolving credit line. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
     On April 23, 2007, the Company’s Board of Directors authorized a share repurchase program to buyback one million of the Company’s outstanding shares of common stock on the open market. The following table provides information about the Company’s common stock purchased during 2007.

	Total Number		Maximum Number of
	of Shares	Average Price Paid	Shares Left to be
Month Ended	Purchased	per Share	Purchased Under the Plan

April 30, 2007	0	—	1,000,000
May 31, 2007	100,000	$51.90	900,000
June 30, 2007	0	—	900,000
July 31, 2007	300,812	$52.38	599,188
August 31, 2007	591,300	$49.41	7,888
September 30, 2007	7,888	$49.99	0

Total	1,000,000	$50.56	0

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

PORTFOLIO RECOVERY ASSOCIATES, INC.
(Registrant)

Date: October 31, 2007	By:	/s/ Steven D. Fredrickson

Steven D. Fredrickson
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: October 31, 2007	By:	/s/ Kevin P. Stevenson

Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)