Form 10-K
period 2007-12-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2008-02-28
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
Common Stock, $0.01 par value per share
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2007 was $939,454,107 based on the $60.02 closing price as reported on the NASDAQ Global Stock Market.
     The number of shares of the registrant’s Common Stock outstanding as of February 14, 2008 was 15,163,056.
     Documents incorporated by reference: Portions of the Proxy Statement to be filed by April 30, 2008 for our 2008 Annual Meeting of Stockholders are incorporated by reference into Items 11, 12 and 13 of Part III of this Form 10-K.

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

PART I
Item 1. Business.
General
     We are a full-service provider of outsourced receivables management and related services. Our primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. These are the unpaid obligations of individuals to credit originators, which include banks, credit unions, consumer and auto finance companies and retail merchants. We also provide a broad range of contingent and fee-based services, including collateral-location services for credit originators via PRA Location Services, LLC (“IGS”), fee-based collections through Anchor Receivables Management (“ARM”) and revenue administration, audit and debt discovery/recovery services for government entities through PRA Government Services, LLC (“RDS”). We believe that the strengths of our business are our sophisticated approach to portfolio pricing and servicing, our emphasis on developing and retaining our collection personnel, our sophisticated collections systems and procedures and our relationships with many of the largest consumer lenders in the United States. Our proven ability to service defaulted consumer receivables allows us to offer debt owners a complete outsourced solution to address their defaulted consumer receivables. The defaulted consumer receivables we collect are generally either purchased from sellers of defaulted consumer debt or are collected on behalf of debt owners on a commission fee basis. We intend to continue to build on our strengths and grow our business through the disciplined approach that has contributed to our success to date.
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
     We specialize in receivables that have been charged-off by the credit originator. Because the credit originator and/or other debt servicing companies have unsuccessfully attempted to collect these receivables, we are able to purchase them at a substantial discount to their face value. From our 1996 inception through December 31, 2007, we acquired 1,030 portfolios with a face value of $35.3 billion for $791.6 million, representing more than 16.7 million customer accounts. The success of our business depends on our ability to purchase portfolios of defaulted consumer receivables at appropriate valuations and to collect on those receivables effectively and efficiently. Since inception, we have been able to collect at an average rate of 2.5 to 3.0 times our purchase price for defaulted consumer receivables portfolios, as measured over a five to twelve year period, which has enabled us to generate increasing profits and positive operational cash flow.
     We have achieved strong financial results since our formation, with cash collections growing from $10.9 million in 1998 to $262.2 million in 2007. Total revenue has grown from $6.8 million in 1998 to $220.7 million in 2007, a compound annual growth rate of 47%. Similarly, pro forma net income has grown from $402,000 in 1998 to net income of $48.2 million in 2007.
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
120 Corporate Boulevard, Suite 100
Norfolk, Virginia 23502
Competitive Strengths
Complete Outsourced Solution for Debt Owners
     We offer debt owners a complete outsourced solution to address their defaulted consumer receivables. Depending on a debt owner’s timing and needs, we can either purchase their defaulted consumer receivables, providing immediate cash, or service those receivables on their behalf for either a fee-for-service or a commission fee, based on a percentage of our collections. We can purchase or service receivables throughout the entire delinquency cycle, from receivables that have only been processed for collection internally by the debt owner to receivables that have been subject to multiple internal and external collection efforts. This flexibility helps us meet the needs of debt owners and allows us to become a trusted resource. Furthermore, our strength across multiple transaction and asset types provides the opportunity to cross-sell our services to debt owners, building on successful engagements. Through our RDS business, we have the ability to provide these services to local and state governments.
Disciplined and Proprietary Underwriting Process
     One of the key components of our growth has been our ability to price portfolio acquisitions at levels that have generated profitable returns on investment. Since inception, we have been able to collect at an average rate of 2.5 to 3.0 times our purchase price for defaulted consumer receivables portfolios, as measured over a five to twelve year period, which has enabled us to generate increasing profits and operational cash flow. In order to price portfolios and forecast the targeted collection results for a portfolio, we use two separate internally developed statistical models and one externally developed model, which we may supplement with on-site due diligence and data obtained from the debt owner’s collection process and loan files. One model analyzes the portfolio as one unit based on demographic comparisons, while the second model analyzes each account in a portfolio using variables in a regression analysis. As we collect on our portfolios, the results are input back into the models in an ongoing process which we believe increases their accuracy. Through December 31, 2007, we have acquired 1,030 portfolios with a face value of $35.3 billion.
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
Strong Relationships with Major Credit Originators
     We have done business with most of the top consumer lenders in the United States. We maintain an extensive marketing effort and our senior management team is in contact on a regular basis with known and prospective credit originators. We believe that we have earned a reputation as a reliable purchaser of defaulted consumer receivables portfolios and as responsible collectors. Furthermore, from the perspective of the selling credit originator, the failure to close on a negotiated sale of a portfolio consumes valuable time and expense and can have an adverse effect on pricing when the portfolio is re-marketed. We have never been unable to close on a transaction. Similarly, if a credit originator sells a portfolio to a debt buyer which has a reputation for violating industry standard collecting practices, it can taint the reputation of the credit originator. We go to great lengths to collect from consumers in a responsible, professional and legally compliant manner. We believe our strong relationships with major credit originators provide us with access to quality opportunities for portfolio purchases and contingent fee collection placements.
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
Portfolio Acquisitions
     Our portfolio of defaulted consumer receivables includes a diverse set of accounts that can be categorized by asset type, age and size of account, level of previous collection efforts and geography. To identify attractive buying opportunities, we maintain an extensive marketing effort with our senior officers contacting known and prospective sellers of defaulted consumer receivables. We acquire receivables of Visa®, MasterCard® and Discover® credit cards, private label credit cards, installment loans, lines of credit, bankrupt accounts, deficiency balances of various types, legal judgments, and trade payables, all from a variety of debt owners. These debt owners include major banks, credit unions, consumer finance companies, telecommunication providers, retailers, utilities, insurance companies, medical groups/hospitals, other debt buyers and auto finance companies. In addition, we exhibit at trade shows, advertise in a variety of trade publications and attend industry events in an effort to develop account purchase opportunities. We also maintain active relationships with brokers of defaulted consumer receivables.
     The following chart categorizes our life to date owned portfolios as of December 31, 2007 into the major asset types represented.

			Life to Date Purchased Face
	No. of		Value of Defaulted Consumer
Asset Type	Accounts	%	Receivables (1)%

Visa/MasterCard/Discover	9,493,347	56.8%	$25,864,304,255	73.2%
Consumer Finance	4,170,594	24.9%	3,674,355,405	10.4%
Private Label Credit Cards	2,632,051	15.7%	3,192,876,381	9.0%
Auto Deficiency	430,855	2.6%	2,601,308,663	7.4%

Total:	16,726,847	100.0%	$35,332,844,704	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).
     We have done business with most of the largest consumer lenders in the United States. Since our formation, we have purchased accounts from approximately 140 debt owners.
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
     The age of a defaulted consumer receivables portfolio (the time since an account has been charged-off) is an important factor in determining the price at which we will purchase a receivables portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase the portfolio. This relationship is due to the fact that older receivables typically are more difficult to collect. The accounts receivables management industry places receivables into categories depending on the number of collection agencies that have previously attempted to collect on the receivables. Fresh accounts are typically past due 120 to 270 days and charged-off by the credit originator, that are either being sold prior to any post-charge-off collection activity or are placed with a third-party for the first time. These accounts typically sell for the highest purchase price. Primary accounts are typically 360 to 450 days past due and charged-off, have been previously placed with one contingent fee servicer and receive a lower purchase price. Secondary and tertiary accounts are typically more than 660 days past due and charged-off, have been placed with two or three contingent fee servicers and receive even lower purchase prices. We also purchase accounts previously worked by four or more agencies and these are typically 1,260 days or more past due and receive an even lower price.

     As shown in the following chart, as of December 31, 2007, we purchase or service accounts at any point in the delinquency cycle.

			Life to Date Purchased Face
	No. of		Value of Defaulted
Account Type	Accounts	%	Consumer Receivables(1)%

Fresh	437,054	2.6%	$1,837,133,694	5.2%
Primary	1,751,591	10.5%	3,411,142,798	9.7%
Secondary	2,606,072	15.6%	4,496,690,016	12.7%
Tertiary	3,402,180	20.3%	4,297,282,044	12.2%
BK Trustees	1,819,365	10.9%	7,510,751,231	21.3%
Other	6,710,585	40.1%	13,779,844,921	38.9%

Total:	16,726,847	100.0%	$35,332,844,704	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.
     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically as of December 31, 2007:

			Life to Date Purchased Face		Original Purchase Price of
Geographic	No. of		Value of Defaulted		Defaulted Consumer
Distribution	Accounts	%	Consumer Receivables (1)%		Receivables(2)%

Texas	2,985,339	18%	$4,572,650,090	13%	$91,113,655	12%
California	1,670,186	10%	4,287,048,493	12%	79,953,070	10%
Florida	1,291,026	8%	3,443,924,244	10%	67,166,072	8%
New York	975,063	6%	2,394,086,021	7%	53,037,698	7%
Pennsylvania	584,555	3%	1,409,982,169	4%	34,734,815	4%
Illinois	645,103	4%	1,181,261,995	3%	29,909,745	4%
North Carolina	563,082	3%	1,213,756,630	3%	28,573,672	4%
New Jersey	389,348	2%	1,091,712,754	3%	23,826,008	3%
Ohio	523,074	3%	1,095,906,170	3%	29,930,960	4%
Georgia	497,371	3%	1,068,311,899	3%	29,803,024	4%
Michigan	438,014	3%	868,856,012	2%	23,644,643	3%
Massachusetts	319,863	2%	738,152,928	2%	15,678,219	2%
Arizona	257,320	2%	656,116,498	2%	12,783,899	2%
Virginia	324,516	2%	673,479,899	2%	17,505,830	2%
South Carolina	298,489	2%	657,881,226	2%	15,002,918	2%
Tennessee	329,601	2%	707,781,156	2%	19,927,659	3%
Other (3)	4,634,897	27%	9,271,936,520	27%	219,034,475	26%

Total:	16,726,847	100%	$35,332,844,704	100%	$791,626,362	100%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

(2)	The “Original Purchase Price of Defaulted Consumer Receivables” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

Purchasing Process
     We acquire portfolios from debt owners through auctions and negotiated sales. In an auction process, the seller will assemble a portfolio of receivables and will either broadly offer the portfolio to the market or seek purchase prices from specifically invited potential purchasers. In a privately negotiated sale process, the debt owner will contact known, reputable purchasers directly, take bids and negotiate the terms of sale. We also acquire accounts in forward flow contracts. Under a forward flow contract, we agree to purchase defaulted consumer receivables from a debt owner on a periodic basis, at a set percentage of face value of the receivables over a specified time period. These agreements typically have a provision requiring that the attributes of the receivables to be sold will not significantly change each month and that the debt owner efforts to collect these receivables will not change. If this provision is not adhered to, the contract will allow for the early termination of the forward flow contract by the purchaser or call for a price renegotiation. Forward flow contracts are a consistent source of defaulted consumer receivables for accounts receivables management providers and provide the debt owner with a reliable source of revenue and a professional resolution of defaulted consumer receivables.
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
     In order to determine a purchase price for a portfolio, we use two separate internally developed computer models and one externally developed model, which we may supplement with on-site due diligence of the seller’s collection operation and/or a review of their loan origination files, collection notes and work processes. We analyze the portfolio using our proprietary multiple regression model, which analyzes each account of the portfolio using variables in the regression model. In addition, we analyze the portfolio as a whole using an adjustment model, which uses an appropriate cash flow model depending upon whether it is a purchase of fresh, primary, secondary or tertiary accounts. Then, adjustments can be made to the cash flow model to compensate for demographic attributes supported by a detailed analysis of demographic data. Finally, we use a model that creates statistically similar portfolios from our existing accounts and develops collection curves for them that are used in our price modeling. From these models we derive our quantitative purchasing analysis which is used to help price transactions. The multiple regression model is also used to prioritize collection work efforts subsequent to purchase. With respect to prospective forward flow contracts and other long-term relationships, in addition to the procedures outlined above, as we receive new flows under the aforementioned contract we may obtain a representative test portfolio to evaluate and compare the performance of the portfolio to the projections we developed in our purchasing analysis. In addition, when purchasing bankrupt consumer receivables, we utilize a specifically designed pricing model.
     Our due diligence and portfolio review results in a comprehensive analysis of the proposed portfolio. This analysis compares defaulted consumer receivables in the prospective portfolio with our collection history in similar portfolios. We then use our multiple regression model to value each account. Finally, we use the statistically similar portfolio analysis model to refine our curves. Using the three valuation approaches, we determine cash collections over the life of the portfolio. We then summarize all anticipated cash collections and associated direct expenses and project a collectibility value expressed both in dollars and liquidation percentage and a detailed expense projection over the portfolio’s estimated six to ten year economic life. We use the total projected collectibility value and expenses to determine an appropriate purchase price.
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

     Our legal recovery department oversees our internal legal collections and coordinates an independent nationwide collections attorney network which is responsible for the preparation and filing of judicial collection proceedings in multiple jurisdictions, determining the suit criteria, coordinating sales of property and instituting wage garnishments to satisfy judgments. This network consists of approximately 70 independent law firms who work on a flat fee or contingent fee basis. Legal cash collections currently constitute approximately 32% of our total cash collections. As our portfolio matures, a larger number of accounts will be directed to our legal recovery department for judicial collection; consequently, we anticipate that legal cash collections will grow commensurately and comprise a larger percentage of our total cash collections. During 2004, we began using a combination of internal staff (attorney and support), as well as external attorneys, to pursue legal collections in certain states and under certain circumstances.  This has grown to over 40 states, utilizing the lower courts, in which we initiate law suits in amounts up to the jurisdictional limits of the respective courts. This distribution channel allows us to work accounts that we would not normally pursue through the use of contingent fee collection attorneys because of cost. Our legal recovery department also collects claims against estates in cases involving deceased debtors having assets at the time of death.
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
     Revenues from IGS are accounted for as commission revenue. IGS performs national skip tracing, asset location and collateral recovery services, principally for auto finance companies, for a fee. The amount of fee earned is generally dependent on several different outcomes: whether the debtor was found and a resolution on the account occurred, if the collateral was repossessed or if payment was made by the debtor to the debt owner. For example, if the debtor is not found, our fee is less than if the debtor is found and we are able to create a positive resolution on the account.
     RDS computes revenue using both of the aforementioned approaches. RDS collects delinquent taxes and earns a contingent fee. This fee can vary based on the age of the debt being collected.   RDS also processes tax payments for taxing authorities.   For this work, we are paid a fee for each transaction.  RDS also performs tax audit services, for which we are paid either an hourly rate or a contingency fee as well as unclaimed property audits for which we are paid a contingency fee.  RDS provides local and state governments with a range of revenue enhancement services including revenue administration, revenue discovery and recovery, aged receivables management and compliance auditing.

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
Redundancy, System Backup, Security and Disaster Recovery
     Our data centers provide the infrastructure for innovative collection services and uninterrupted support of hardware and server management, server co-location and an all-inclusive server administration for our business. We believe our facilities and operations include sufficient redundancy, file back-up and security to ensure minimal exposure to systems failure or unauthorized access.  The preparations in this area include the use of call centers in Virginia, Kansas, Alabama and Tennessee in order to help provide redundancy for data and processes should one site be completely disabled.  We have a disaster recovery plan covering our business that is tested on a periodic basis.  The combination of our locally distributed call control systems provides enterprise-wide call and data distribution between our call centers for efficient portfolio collection and business operations.  In addition to data replication between the sites, incremental backups of both software and databases are performed on a daily basis and a full system backup is performed weekly.  Backup data tapes are stored at an offsite location along with copies of schedules and production control procedures, procedures for recovery using an off-site data center, documentation and other critical information necessary for recovery and continued operation.  Our Virginia headquarters has two separate power and telecommunications feeds, an uninterruptible power supply and a diesel-generator power plant, all of which provide a level of redundancy should a power outage or interruption occur. We also have generators installed at our Hampton, Kansas, Tennessee and Alabama locations.  We also employ rigorous physical and electronic security to protect our data.  Our call centers have restricted card key access and appropriate additional physical security measures.  Electronic protections include data encryption, firewalls and multi-level access controls.  The facilities which currently house IGS and RDS feature uninterruptible power supply units and electronic protections. Full-scale site power, telecommunication and all of the other systems abilities of our other sites will be installed at IGS at a later time.
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
Employees
     We employed 1,677 persons on a full-time basis, including the following number of front line operations employees by business: 1,240 on our owned portfolios, 67 working in our ARM contingent fee collections operations, 130 working in our IGS operations and 41 working in our RDS government collections operation, as of December 31, 2007. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Hiring
     We recognize that our collectors are critical to the success of our business as a majority of our collection efforts occur as a result of telephone contact with consumers. We have found that the tenure and productivity of our collectors are directly related. Therefore, attracting, hiring, training, retaining and motivating our collection personnel is a major focus for us. We pay our collectors competitive wages and offer employees a full benefits program which includes comprehensive medical coverage, short and long term disability, life insurance, dental and vision coverage, pre-paid legal plan, an employee assistance program, supplemental indemnity, cancer, hospitalization, accident insurance, a flexible spending account for child care and a matching 401(k) program. In addition to a base wage, we provide collectors with the opportunity to receive unlimited compensation through an incentive compensation program that pays bonuses above a set monthly base, based upon each collector’s collection results. This program is designed to ensure that employees are paid based not only on performance, but also on consistency. We have awarded stock based compensation to many of our tenured collectors. We believe that these practices have helped us achieve an annual post-training turnover rate of 54% in 2007.
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
Training
     We provide a comprehensive six week training program for all new owned portfolio collectors. The first three weeks of the training program is comprised of lectures to learn collection techniques, state and federal collection laws, systems, negotiation skills, skip tracing and telephone use. These sessions are then followed by an additional three weeks of practical experience conducting live calls with additional managerial supervision in order to provide employees with confidence and guidance while still contributing to our profitability. Each trainee must successfully pass a comprehensive examination before being assigned to the collection floor, as well as once a year thereafter. In addition, we conduct continuing advanced classes in our four training centers. Our technology and systems allow us to monitor individual employees and then offer additional training in areas of deficiency to increase productivity and ensure compliance.
Outsourced Collections Department
Legal Recovery
     An important component of our collections effort involves our outsourced collections department and the judicial collection of accounts of customers who have the ability, but not the willingness, to resolve their obligations. Accounts for which the consumer is not cooperative and for which we can establish a garnishable job or attachable asset are reviewed for legal action. Additionally, we periodically review accounts using a proprietary scoring model and select those accounts reflecting a high propensity to pay in a legal environment. Depending on the balance of the defaulted consumer receivable and the applicable state collection laws, we determine whether to commence legal action to collect on the receivable. The legal process can take an extended period of time, but it also generates cash collections that likely would not have been realized otherwise. Our legal recovery department oversees internal legal collections and coordinates an independent nationwide attorney network which is responsible for the preparation and filing of judicial collection proceedings in multiple jurisdictions, determining the suit criteria, coordinating sales of property and instituting wage garnishments to satisfy judgments. This nationwide collections attorney network consists of approximately 70 independent law firms, all of which work on a contingent fee basis. Legal cash collections currently constitute approximately 32% of our total collections. As our portfolio matures, a larger number of accounts will be directed to our outsourced collections department for judicial collection; consequently, we anticipate that legal collections will grow commensurately and comprise a larger percentage of our total cash collections. During 2004, we began using a combination of internal staff (attorney and support), as well as external attorneys, to pursue legal collections in certain states and under certain circumstances.  This has grown to 40 states, utilizing the lower courts, in which we initiate law suits in amounts up to the jurisdictional limits of the respective courts. This distribution channel allows us to work accounts that we would not normally pursue through the use of contingent fee collection attorneys because of cost. Our legal recovery department also collects claims against estates in cases involving deceased debtors having assets at the time of death.

Bankruptcy
     Our bankruptcy department files proofs of claim (“POCs”) and performs all administrative functions and tracking on accounts that are included in consumer bankruptcies filed under Chapter 13 of the U.S. Bankruptcy Code in order to substantiate our claims and ensure that we participate in any distributions to creditors.
Corporate Legal Department
           Our corporate legal department manages general corporate governance, litigation management, insurance management and risk assessment, corporate transactions, intellectual property, contract and document preparation and review, including real estate purchase and lease agreements and portfolio purchase documents, federal securities law and other regulatory and statutory compliance, obtaining and maintaining multi-state licensing, bonding and insurance and dispute and complaint resolution. As a part of its compliance functions, our corporate legal department works with our internal auditor and the Audit Committee of our Board of Directors in the implementation of our Code of Ethics. In that connection, we have implemented company wide ethics training and mandatory ethics quizzes and have established a confidential telephone hotline to report suspected policy violations, fraud, embezzlement, deception in record keeping and reporting, accounting, auditing matters and other acts which are inappropriate, criminal and/or unethical. Our Code of Ethics Policy is available at the Investor Relations page of our website. Our corporate legal department also provides guidance to our quality control department and assists with training our staff in relevant areas including extensive training on the Fair Debt Collection Practices Act and other relevant laws and regulations. Our corporate legal department distributes guidelines and procedures for collection personnel to follow when communicating with customers, customer’s agents, attorneys and other parties during our recovery efforts. This includes overseeing the letter process and approving all written communications to account debtors. In addition, our corporate legal department regularly researches, and provides collections personnel and our training department with summaries and updates of changes in, federal and state statutes and relevant case law, so that they are aware of and in compliance with changing laws and judicial decisions when skip-tracing or collecting accounts.
Regulation
     Federal and state statutes establish specific guidelines and procedures which debt collectors must follow when collecting consumer accounts. It is our policy to comply with the provisions of all applicable federal laws and comparable state statutes in all of our recovery activities, even in circumstances in which we may not be specifically subject to these laws. Our failure to comply with these laws could have a material adverse effect on us in the event and to the extent that they apply to some or all of our recovery activities. Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors, and the relationship between customers and credit card issuers. Significant federal laws and regulations applicable to our business as a debt collector include the following:
     •  Fair Debt Collection Practices Act. This act imposes certain obligations and restrictions on the practices of debt collectors, including specific restrictions regarding communications with consumer customers, including the time, place and manner of the communications. This act also gives consumers certain rights, including the right to dispute the validity of their obligations and a right to sue debt collectors who fail to comply with its provisions, including the right to recover their attorney fees.
     •  Fair Credit Reporting Act. This act places certain requirements on credit information providers regarding verification of the accuracy of information provided to credit reporting agencies and investigating consumer disputes concerning the accuracy of such information. We provide information concerning our accounts to the three major credit reporting agencies, and it is our practice to correctly report this information and to investigate credit reporting disputes. The Fair and Accurate Credit Transactions Act amended the Fair Credit Reporting Act to include additional duties applicable to data furnishers with respect to information in the consumer’s credit file that the consumer identifies as resulting from identity theft, and requires that data furnishers have procedures in place to prevent such information from being furnished to credit reporting agencies.

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
     •  Health Insurance Portability and Accountability Act. The Health Insurance Portability and Accountability Act (“HIPAA”) provides standards to protect the confidentiality of patients’ personal healthcare and financial information. Pursuant to HIPAA, business associates of health care providers, such as agencies which collect healthcare receivables, must comply with certain privacy and security standards established by HIPAA to ensure that the information provided will be safeguarded from misuse. This act is enforced by the Department of Health and Human Services and does not afford a private cause of action to consumers who may wish to pursue legal action against an institution for violations of this act.
     •  U.S. Bankruptcy Code. In order to prevent any collection activity with bankrupt debtors by creditors and collection agencies, the U.S. Bankruptcy Code provides for an automatic stay, which prohibits certain contacts with consumers after the filing of bankruptcy petitions.
     Additionally, there are some states statutes and regulations comparable to the above federal laws, and specific licensing requirements which affect our operations. State laws may also limit credit account interest rates and the fees, as well as limit the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts.
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

We may be unable to obtain account documents for some of the accounts that we purchase.  Our inability to provide account documents on accounts that are subject to judicial collections may negatively impact the liquidation rate on these accounts.
     When we collect accounts judicially, courts in certain jurisdictions require that a copy of the account statements or applications be attached to the pleadings in order to obtain a judgment against the account debtors.  If we are unable to produce account documents, these courts will deny our claims.
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
We experience high employee turnover rates and we may not be able to hire and retain enough sufficiently trained employees to support our operations
     The accounts receivables management industry is very labor intensive and, similar to other companies in our industry, we typically experience a high rate of employee turnover. Our annual turnover rate, excluding those employees that do not complete our six week training program, was 54% in 2007. We compete for qualified personnel with companies in our industry and in other industries. Our growth requires that we continually hire and train new collectors. A higher turnover rate among our collectors will increase our recruiting and training costs and limit the number of experienced collection personnel available to service our defaulted consumer receivables. If this were to occur, we would not be able to service our defaulted consumer receivables effectively and this would reduce our ability to continue our growth and operate profitability.
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
Our ability to recover and enforce our defaulted consumer receivables may be limited under federal and state laws
     Federal and state laws may limit our ability to recover and enforce our defaulted consumer receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit issuers may preclude us from collecting on defaulted consumer receivables we purchase if the credit issuer previously failed to comply with applicable laws in generating or servicing those receivables. Collection laws and regulations also directly apply to our business. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on consumer credit receivables. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on our defaulted consumer receivables and may harm our business. In addition, federal and state governmental bodies are considering, and may consider in the future, legislative proposals that would regulate the collection of our defaulted consumer receivables. Additionally, the Bankruptcy Reform Act is expected to temporarily disrupt our historical bankruptcy collection curves, making it more difficult to accurately price bankrupt accounts that filed bankruptcy on or after October 17, 2005, the effective date of the Bankruptcy Reform Act. Further, new tax law changes such as Internal Revenue Code Section 6050P (requiring 1099-C returns to be filed on discharge of indebtedness in excess of $600) could negatively impact our ability to collect or cause us to incur additional expenses. Although we cannot predict if or how any future legislation would impact our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on our defaulted consumer receivables, which could reduce our profitability and harm our business. Our ability to recover on portfolios of bankrupt consumer receivables may be impacted by changes in federal laws or the change in administrative practices of the various bankruptcy courts.
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
The future impact on us of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder is unclear
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report by management on the company’s internal control over financial reporting in our annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. In addition, the public accounting firm auditing a public company’s financial statements must report on the effectiveness of the company’s internal controls over financial reporting. In the future, if we are unable to comply with the requirements of Section 404 in a timely manner, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our internal controls over financial reporting, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

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
We may not be able to retain, renegotiate or replace our existing credit facility
     If we are unable to retain, renegotiate or replace such facility, our growth could be adversely affected, which could negatively impact our business operations and the price of our common stock.
Decreases in collections due to the economic condition in the United States may have an adverse effect on the company’s results of operations, revenue and stock price
     Due to the economic condition in the United States, possible high interest rates and unemployment and personal bankruptcy filings, the ability of consumers to pay their debts could be adversely affected. This may in turn adversely impact our results of operations, revenue and stock price.
Terrorist attacks, war and threats of attacks and war may adversely impact results of operations, revenue, and stock price
     Terrorist attacks, war and the outcome of war and threats of attacks may adversely affect our results of operations, revenue and stock price. Any or all of these occurrences could have a material adverse effect on our results of operations, revenue and stock price.
Failure to comply with government regulation of the collections industry could result in the suspension or termination of our ability to conduct its business
     The collections industry is governed by various US federal and state laws and regulations. Many states require us to be a licensed debt collector. The Federal Trade Commission has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. If we fail to comply with applicable laws and regulations, it could result in the suspension, or termination of our ability to conduct collections which would materially adversely affect us. In addition, new federal and state laws or regulations or changes in the ways these rules or laws are interpreted or enforced could limit our activities in the future or significantly increase the cost of compliance.
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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Our principal executive offices and primary operations facility are located in approximately 100,000 square feet of leased space in three adjacent buildings in Norfolk, Virginia. This site can currently accommodate approximately 900 employees. We own a two-acre parcel of land across from our headquarters which we developed into a parking lot for use by our employees.
     We own an approximately 22,000 square foot facility in Hutchinson, Kansas, and contiguous parcels of land which are used primarily for employee parking. The Hutchinson site can currently accommodate approximately 250 employees. In conjunction with a recent expansion, we acquired and remodeled an additional 4,000 square foot building and 35,000 square feet of adjacent land in order to secure parking for the expanded facility. In February 2008, we acquired an additional .25 acres of land in Hutchinson, Kansas, along with three small buildings on the property.
     We also lease a facility located in approximately 23,000 square feet of space in Hampton, Virginia which can accommodate approximately 300 employees.
     We also lease a 13,500 square-foot call center in Las Vegas, Nevada which can accommodate approximately 150 employees.
     We also lease a 15,000 square-foot facility in Birmingham, Alabama which can accommodate approximately 160 employees and approximately 400 square feet of space in Montgomery, Alabama.
     We own a 34,000 square foot building and a nine-acre parcel of land in Jackson, Tennessee which can accommodate approximately 400 employees.
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

	High	Low
2006
Quarter ended March 31, 2006	$51.77	$43.89
Quarter ended June 30, 2006	$52.98	$43.91
Quarter ended September 30, 2006	$46.81	$38.23
Quarter ended December 31, 2006	$47.97	$41.11
2007
Quarter ended March 31, 2007	$49.20	$41.63
Quarter ended June 30, 2007	$62.61	$43.50
Quarter ended September 30, 2007	$65.66	$44.26
Quarter ended December 31, 2007	$54.89	$36.28
     As of January 31, 2008, there were 28 holders of record of the Common Stock. Based on information provided by our transfer agent and registrar, we believe that there are 30,875 beneficial owners of the Common Stock.

Stock Performance
     The following graph compares, from November 8, 2002, the date of the Company’s initial public offering, to December 31, 2007, the cumulative stockholder returns assuming an initial investment of $100 on November 8, 2002 in the Company’s Common Stock, the stocks comprising the NASDAQ Global Market Composite Index, the NASDAQ Market Index (U.S.) and the stocks comprising a peer group index consisting of six peers.

	Nov. 8, 2002	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2007
PRAA	$100	$118	$172	$267	$301	$302	$262
NASDAQ Global Market Composite Index	$100	$98	$147	$160	$162	$178	$185
NASDAQ Market Index (U.S.)	$100	$101	$153	$167	$173	$194	$213
Peer Group Index	$100	$108	$161	$182	$227	$222	$208

     The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of the Company’s common stock. The Company does not make or endorse any predictions as to its future stock performance.
Equity Incentives
     The table below provides information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2007:

	Number of Securities	Number of Securities to be Issued	Weighted-average	Remaining Available for
	Authorized for	Upon Exercise of Outstanding	Exercise Price of	Future Issuance Under
	Issuance Under the	Options or Nonvested Shares Under	Outstanding Options and	the Equity Compensation
Plan Category	Plan	the Plan	Nonvested Shares(1)	Plan(2)
Equity Compensation plans approved by security holders	2,000,000	380,344	$7.28	916,255
Equity Compensation plans not approved by security holders	None	None	N/A	None
Total	2,000,000	380,344	$7.28	916,255

(1)	Includes grants of nonvested shares, for which there is no exercise price, but with respect to which shares are awarded without cost when the restrictions have been realized. Excluding the impact of the nonvested shares, the weighted average exercise price of outstanding options, warrants and rights is $16.97.

(2)	Excludes 703,401 exercised options and vested shares, which are not available for re-issuance.
Dividend Policy
     Our board of directors sets our dividend policy. We do not currently pay regular dividends on our Common Stock; however, our board of directors may determine in the future to declare or pay dividends on our Common Stock. On April 23, 2007, the Company’s Board of Directors authorized a special one-time cash dividend of $1.00 per share with a record date of May 9, 2007. The cash dividends were paid on June 8, 2007 and totaled $16,069,694. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may consider relevant.

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the audited consolidated financial statements.

	Years Ended December 31,
	2007	2006	2005	2004	2003
(Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Revenues:
Income recognized on finance receivables, net	$184,705	$163,357	$134,674	$106,254	$81,796
Commissions	36,043	24,965	13,851	7,142	3,131

Total revenues	220,748	188,322	148,525	113,396	84,927

Operating expenses:
Compensation and employee services	69,021	58,142	44,332	36,620	28,987
Outside legal and other fees and services	47,474	40,139	29,965	21,408	14,147
Communications	8,531	5,876	4,424	3,638	2,772
Rent and occupancy	3,106	2,276	2,101	1,745	1,189
Other operating expenses	5,915	4,758	3,424	2,712	1,932
Depreciation and amortization	5,517	5,131	4,679	2,383	1,445

Total operating expenses	139,564	116,322	88,925	68,506	50,472

Income from operations	81,184	72,000	59,600	44,890	34,455
Net interest income/(expenses)	(3,285)	206	331	(51)	(542)

Income before income taxes	77,899	72,206	59,931	44,839	33,913
Provision for income taxes	29,658	27,716	23,159	17,388	13,199

Net income	$48,241	$44,490	$36,772	$27,451	$20,714

Net income per share
Basic	$3.08	$2.80	$2.35	$1.79	$1.42
Diluted	$3.06	$2.77	$2.28	$1.73	$1.32

Weighted average shares
Basic	15,646	15,911	15,642	15,357	14,546
Diluted	15,779	16,082	16,149	15,853	15,712
OPERATING AND OTHER FINANCIAL DATA:

Cash collections and commissions (1)	$298,209	$261,357	$205,226	$160,546	$120,183
Operating expenses to cash collections and commissions	47%	45%	43%	43%	42%
Return on equity (2)	20%	20%	21%	20%	20%
Acquisitions of finance receivables, at cost (3)	$263,809	$112,406	$149,645	$61,165	$61,815
Acquisitions of finance receivables, at face value	$11,113,830	$7,788,158	$5,307,918	$3,340,434	$2,229,682
Employees at period end:
Total employees	1,677	1,291	1,110	948	798
Ratio of collection personnel to total employees (4)	88%	88%	88%	89%	90%

(1)	Includes both cash collected on finance receivables and commission fees received during the relevant period.

(2)	Calculated by dividing net income for each year by average monthly stockholders’ equity for the same year.

(3)	Represents cash paid for finance receivables. It does not include certain capitalized costs or purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(4)	Includes all collectors and all first-line collection supervisors at December 31.
     Below is listed certain key balance sheet data for the periods presented:

	As of December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
BALANCE SHEET DATA:
Cash and cash equivalents	$16,730	$25,101	$15,985	$24,513	$24,912
Investments	—	—	—	23,950	—
Finance receivables, net	410,297	226,447	193,645	105,189	92,569
Total assets	476,307	293,378	247,772	175,176	126,394
Long-term debt	—	690	1,152	1,924	1,657
Total debt, including obligations under capital lease and line of credit	168,103	932	16,535	2,501	2,208
Total stockholders’ equity	235,280	247,278	195,322	151,389	119,148

     Below is listed the quarterly consolidated income statements for the years ended December 31, 2007 and 2006:

	For the Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(Dollars in thousands, except per share data)	2007	2007	2007	2007	2006	2006	2006	2006

INCOME STATEMENT DATA:
Revenues:
Income recognized on finance receivables, net	$46,741	$46,111	$46,387	$45,466	$41,830	$41,760	$40,394	$39,373
Commissions	10,584	8,529	8,389	8,542	7,129	6,076	5,791	5,968

Total revenues	57,325	54,640	54,776	54,008	48,959	47,836	46,185	45,341

Operating expenses:
Compensation and employee services	18,584	17,322	16,681	16,435	15,160	14,550	14,335	14,096
Outside legal and other fees and services	12,944	11,847	11,246	11,437	10,757	10,582	9,740	9,060
Communications	2,603	2,039	2,005	1,884	1,483	1,475	1,304	1,614
Rent and occupancy	888	819	739	659	583	573	560	561
Other operating expenses	1,449	1,605	1,478	1,383	1,264	1,212	1,205	1,076
Depreciation and amortization	1,405	1,455	1,362	1,295	1,360	1,279	1,239	1,253

Total operating expenses	37,873	35,087	33,511	33,093	30,607	29,671	28,383	27,660

Income from operations	19,452	19,553	21,265	20,915	18,352	18,165	17,802	17,681
Net interest income (expense)	(2,106)	(1,073)	(218)	112	100	105	96	(95)

Income before income taxes	17,346	18,480	21,047	21,027	18,452	18,270	17,898	17,586
Provision for income taxes	6,668	6,787	8,058	8,146	7,038	7,027	6,795	6,856

Net income	$10,678	$11,693	$12,989	$12,881	$11,414	$11,243	$11,103	$10,730

Net income per share
Basic	$0.71	$0.76	$0.81	$0.81	$0.72	$0.71	$0.70	$0.68
Diluted	$0.70	$0.75	$0.80	$0.80	$0.71	$0.70	$0.69	$0.67

Weighted average shares
Basic	15,136	15,451	16,005	15,993	15,960	15,915	15,897	15,872
Diluted	15,230	15,777	16,168	16,140	16,106	16,071	16,085	16,065

Below is listed the quarterly consolidated balance sheets for the years ended December 31, 2007 and 2006:

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(Dollars in thousands)	2007	2007	2007	2007	2006	2006	2006	2006

BALANCE SHEET DATA:
Assets
Cash and cash equivalents	$16,730	$14,464	$15,042	$27,883	$25,101	$26,662	$25,205	$23,352
Finance receivables, net	410,297	326,476	288,648	243,568	226,447	211,763	197,438	189,847
Property and equipment, net	16,171	15,217	13,510	12,201	11,193	7,730	7,289	7,569
Income taxes receivable	3,022	2,621	2,424	—	1,513	662	—	—
Goodwill	18,620	18,620	18,287	18,288	18,287	18,287	18,287	18,287
Intangible assets, net	5,046	5,399	5,773	6,263	6,754	7,321	7,888	8,456
Other assets	6,422	4,435	4,354	4,614	4,083	2,845	3,009	3,748

Total assets	$476,308	$387,232	$348,038	$312,817	$293,378	$275,270	$259,116	$251,259

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$4,055	$2,815	$2,456	$4,220	$2,891	$2,763	$1,536	$3,624
Accrued expenses	4,471	3,614	3,477	3,063	2,579	2,639	4,420	4,516
Income taxes payable	—	—	—	1,765	—	—	929	5,009
Accrued payroll and bonuses	6,820	6,445	4,327	4,203	6,245	6,091	4,039	3,657
Deferred tax liability	57,579	51,018	43,970	37,849	33,453	28,971	25,119	23,378
Line of credit	168,000	100,000	38,000	—	—	—	—	—
Long-term debt	—	—	19	572	690	807	922	1,035
Obligations under capital lease	103	138	174	208	242	276	310	345

Total liabilities	241,028	164,030	92,423	51,880	46,100	41,547	37,275	41,564

Stockholders’ equity
Common stock	152	151	160	160	160	159	159	159
Additional paid in capital	71,443	70,044	114,142	116,383	115,528	113,387	112,749	111,706
Retained earnings	163,685	153,007	141,313	144,394	131,590	120,177	108,933	97,830

Total stockholders’ equity	235,280	223,202	255,615	260,937	247,278	233,723	221,841	209,695

Total liabilities and stockholders’ equity	$476,308	$387,232	$348,038	$312,817	$293,378	$275,270	$259,116	$251,259

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
     The following table sets forth certain operating data in dollars and as a percentage of total revenues for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005

Revenues:
Income recognized on finance receivables, net	$184,704,891	83.7%	$163,357,323	86.7%	$134,674,344	90.7%
Commissions	36,043,320	16.3	24,964,444	13.3	13,850,805	9.3

Total revenues	220,748,211	100.0	188,321,767	100.0	148,525,149	100.0
Operating expenses:
Compensation and employee services	69,022,177	31.3	58,141,684	30.9	44,332,298	29.8
Outside legal and other fees and services	47,473,920	21.5	40,139,272	21.3	29,964,999	20.2
Communications	8,530,651	3.9	5,875,815	3.1	4,424,080	3.0
Rent and occupancy	3,105,601	1.4	2,276,140	1.2	2,100,914	1.4
Other operating expenses	5,914,580	2.6	4,758,157	2.6	3,423,791	2.3
Depreciation and amortization	5,517,090	2.5	5,130,628	2.7	4,678,598	3.2

Total operating expenses	139,564,019	63.2	116,321,696	61.8	88,924,680	59.9

Income from operations	81,184,192	36.8	72,000,071	38.2	59,600,469	40.1
Interest income	419,284	0.2	584,092	0.3	611,490	0.4
Interest expense	(3,704,263)	(1.7)	(378,546)	(0.2)	(280,503)	(0.2)

Income before income taxes	77,899,213	35.3	72,205,617	38.3	59,931,456	40.4
Provision for income taxes	29,658,015	13.4	27,715,801	14.7	23,159,461	15.6

Net income	$48,241,198	21.9%	$44,489,816	23.6%	$36,771,995	24.8%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Revenues
     Total revenues were $220.7 million for the year ended December 31, 2007, an increase of $32.4 million or 17.2% compared to total revenues of $188.3 million for the year ended December 31, 2006.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $184.7 million for the year ended December 31, 2007, an increase of $21.3 million or 13.0% compared to $163.4 million for the year ended December 31, 2006. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $262.2 million from $236.4 million, an increase of $25.8 million or 10.9%. Our amortization rate on owned portfolios for the year ended December 31, 2007 was 29.6% while for the year ended December 31, 2006 it was 30.9%. During the year ended December 31, 2007, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $11.1 billion at an original purchase price of $263.8 million. During the year ended December 31, 2006, we acquired defaulted consumer receivable portfolios with an aggregate face value of $7.8 billion at an original purchase price of $112.4 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price, we intend to target a similar internal rate of return (after direct expenses) in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables is shown net of changes in valuation allowances recognized under SOP 03-3, which requires that a valuation allowance be taken for decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the years ended December 31, 2007 and 2006, we recorded net allowance charges of $2.9 million and $1.1 million, respectively.

Commissions
     Commissions were $36.0 million for the year ended December 31, 2007, an increase of $11.0 million or 44.0% compared to commissions of $25.0 million for the year ended December 31, 2006. Commissions grew as a result of increases in revenue generated by our IGS fee-for-service business and RDS government processing and collection business offset by a decrease in our ARM contingent fee business compared to the prior year period.
Operating Expenses
     Total operating expenses were $139.6 million for the year ended December 31, 2007, an increase of $23.3 million or 20.0% compared to total operating expenses of $116.3 million for the year ended December 31, 2006. Total operating expenses were 46.8% of cash receipts for the year ended December 31, 2007 compared with 44.5% for the same period in 2006.
Compensation and Employee Services
     Compensation and employee services expenses were $69.0 million for the year ended December 31, 2007, an increase of $10.9 million or 18.8% compared to compensation and employee services expenses of $58.1 million for the year ended December 31, 2006. Compensation and employee services expenses increased as total employees grew from 1,291 at December 31, 2006 to 1,677 at December 31, 2007, primarily to accommodate our owned portfolio purchasing growth. Additionally, existing employees received normal salary increases. Compensation and employee services expenses as a percentage of cash receipts increased to 23.2% for the year ended December 31, 2007 from 22.3% of cash receipts for the same period in 2006, mainly due to a significant increase in employee staffing, especially in our newer Jackson, Tennessee call center, with a corresponding decrease in collector productivity caused mostly by the addition of this less tenured collection staff.
Outside Legal and Other Fees and Services
     Outside legal and other fees and services expenses were $47.5 million for the year ended December 31, 2007, an increase of $7.4 million or 18.5% compared to outside legal and other fees and services expenses of $40.1 million for the year ended December 31, 2006. Of the $7.4 million increase, $0.4 million was attributable to increases in outside fees and services, $4.6 million was attributable to increases in agency fees mainly incurred by our IGS subsidiary, and $0.2 million was attributable to increases in credit bureau fees. This was offset by a $0.1 million decrease in corporate legal expenses. Legal fees and costs increased from $28.4 million for the year ended December 31, 2006 to $30.7 million, an increase of $2.3 million or 8.1%, when compared to the same period in 2007. This increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth we experienced in our portfolio of defaulted consumer receivables and a portfolio management strategy implemented in mid-2002. This strategy resulted in us referring to the legal suit process more unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections represented 32.0% of total cash collections for the year ended December 31, 2007, compared to 32.2% for the year ended December 31, 2006. Total legal expenses for the year ended December 31, 2007 were 36.6% of legal cash collections compared to 37.4% for the year ended December 31, 2006.
Communications
     Communications expenses were $8.5 million for the year ended December 31, 2007, an increase of $2.6 million or 44.1% compared to communications expenses of $5.9 million for the year ended December 31, 2006. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced as well as the addition of our new call center in Jackson, Tennessee. Mailings were responsible for 53.8% or $1.4 million of this increase, while the remaining 46.2% or $1.2 million was attributable to increased call volumes.

Rent and Occupancy
     Rent and occupancy expenses were $3.1 million for the year ended December 31, 2007, an increase of $0.8 million or 34.8% compared to rent and occupancy expenses of $2.3 million for the year ended December 31, 2006. The increase was primarily due to the addition of our new RDS facility, the addition of our new Norfolk, Virginia administrative and executive facility as well as increased utility charges. Of the $0.8 million increase in 2007, the new RDS location accounted for $123,000 of the increase, the new Norfolk, Virginia administrative and executive facility accounted for $391,000 of the increase and utility and other occupancy charges accounted for $233,000 of the increase. In addition, there was an increase of $83,000 in storage and other facility charges.
Other Operating Expenses
     Other operating expenses were $5.9 million for the year ended December 31, 2007, an increase of $1.2 million or 22.9% compared to other operating expenses of $4.8 million for the year ended December 31, 2006. The increase was due to increases in travel and meals, miscellaneous expenses, repairs and maintenance, taxes (non-income), fees and licenses and other expenses. Travel and meals increased by $317,000, miscellaneous expenses increased by $465,000, repairs and maintenance increased by $114,000, taxes (non-income), fees and licenses increased by $231,000 and other expenses increased by $30,000.
Depreciation and Amortization
     Depreciation and amortization expenses were $5.5 million for the year ended December 31, 2007, an increase of $0.4 million or 7.8% compared to depreciation and amortization expenses of $5.1 million for the year ended December 31, 2006. The increase is mainly due to capital purchases for our new call center in Jackson, Tennessee, as well as capital purchases for the addition of our new RDS facility, our new administrative and executive facility in Norfolk, Virginia and our expanded call center in Hutchinson, Kansas. These increases were offset by a decrease in the amortization expense on intangible assets of $0.4 million for the year ended December 31, 2007, when compared to the prior year period.
Interest Income
     Interest income was $419,000 for the year ended December 31, 2007, a decrease of $165,000 or 28.3% compared to interest income of $584,000 for the year ended December 31, 2006. This decrease is the result of lower average invested cash and cash equivalents balances during the year ended December 31, 2007 compared to the same period in 2006.
Interest Expense
     Interest expense was $3,704,000 for the year ended December 31, 2007, an increase of $3,325,000 compared to interest expense of $379,000 for the year ended December 31, 2006. The increase is mainly due to a significant increase in outstanding borrowings on our lines of credit during the year ended December 31, 2007 compared to the same period in 2006.
Provision for Income Taxes
     Income tax expense was $29.7 million for the year ended December 31, 2007, an increase of $2.0 million or 7.2% compared to income tax expense of $27.7 million for the year ended December 31, 2006. The increase is mainly due to a 7.9% increase in pre-tax income, up from $72.2 million in 2006, to $77.9 million in 2007, offset by a slight reduction in the effective tax rate from 38.4% for year ended December 31, 2006 versus 38.1% for the year ended December 31, 2007. The lower effective tax rate was due mainly to state tax credits.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Revenues
     Total revenues were $188.3 million for the year ended December 31, 2006, an increase of $39.8 million or 26.8% compared to total revenues of $148.5 million for the year ended December 31, 2005.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $163.4 million for the year ended December 31, 2006, an increase of $28.7 million or 21.3% compared to $134.7 million for the year ended December 31, 2005. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $236.4 million from $191.4 million, an increase of $45.0 million or 23.5%. Our amortization rate on owned portfolios for the year ended December 31, 2006 was 30.9% while for the year ended December 31, 2005 it was 29.6%. During the year ended December 31, 2006, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $7.8 billion at an original purchase price of $112.4 million. During the year ended December 31, 2005, we acquired defaulted consumer receivable portfolios with an aggregate face value of $5.3 billion at an original purchase price of $149.6 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price, we intend to target a similar internal rate of return (after direct expenses) in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables is shown net of changes in valuation allowances recognized under SOP 03-3, which requires that a valuation allowance be taken for decreases in expected cash flows. For the year ended December 31, 2006 and 2005 we booked net allowance charges of $1.1 million and $0.2 million, respectively.
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
Operating Expenses
     Total operating expenses were $116.3 million for the year ended December 31, 2006, an increase of $27.4 million or 30.8% compared to total operating expenses of $88.9 million for the year ended December 31, 2005. Total operating expenses were 44.5% of cash receipts for the year ended December 31, 2006 compared with 43.3% for the same period in 2005.
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
Provision for Income Taxes
     Income tax expense was $27.7 million for the year ended December 31, 2006, an increase of $4.5 million or 19.4% compared to income tax expense of $23.2 million for the year ended December 31, 2005. The increase is mainly due to a 20.5% increase in pre-tax income, up from $59.9 million in 2005, to $72.2 million in 2006, offset by a slight reduction in the effective tax rate from 38.6% for year ended December 31, 2005 versus 38.4% for the year ended December 31, 2006. The lower effective tax rate was due mainly to state tax credits.

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
     ($ in thousands)
Entire Portfolio

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	December 31, 2007(2)	at December 31, 2007(3)	Sales	Collections(4)	Collections(5)	Purchase Price(6)
1996	$3,080	$0	0%	$9,815	$33	$9,848	320%
1997	$7,685	$0	0%	$24,339	$119	$24,458	318%
1998	$11,089	$0	0%	$35,219	$336	$35,555	321%
1999	$18,898	$0	0%	$63,165	$933	$64,098	339%
2000	$25,020	$0	0%	$101,251	$5,003	$106,254	425%
2001	$33,479	$398	1%	$150,788	$8,963	$159,751	477%
2002	$42,324	$0	0%	$160,838	$8,940	$169,778	401%
2003	$61,456	$4,594	7%	$201,077	$29,548	$230,625	375%
2004	$59,309	$8,755	15%	$135,675	$44,132	$179,807	303%
2005	$143,249	$70,279	49%	$163,974	$156,074	$320,048	223%
2006	$107,854	$76,471	71%	$76,162	$155,444	$231,606	215%
2007	$263.277	$249,799	95%	$42,262	$493,040	$535,302	203%
Purchased Bankruptcy only Portfolio

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collection to
Period	Price(1)	December 31, 2007(2)	at December 31, 2007(3)	Sales	Collections(4)	Collections(5)	Purchase Price(6)
1996	$0	$0	0%	$0	$0	$0	0%
1997	$0	$0	0%	$0	$0	$0	0%
1998	$0	$0	0%	$0	$0	$0	0%
1999	$0	$0	0%	$0	$0	$0	0%
2000	$0	$0	0%	$0	$0	$0	0%
2001	$0	$0	0%	$0	$0	$0	0%
2002	$0	$0	0%	$0	$0	$0	0%
2003	$0	$0	0%	$0	$0	$0	0%
2004	$7,472	$1,726	23%	$12,030	$3,429	$15,459	207%
2005	$29,325	$7,895	27%	$31,211	$12,986	$44,197	151%
2006	$17,671	$7,457	42%	$15,063	$13,529	$28,592	162%
2007	$81,834	$80,620	99%	$2,850	$119,830	$122,680	150%
Entire Portfolio less Purchased Bankruptcy Portfolio

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	December 31, 2007(2)	at December 31, 2007(3)	Sales	Collections(4)	Collections(5)	Purchase Price(6)
1996	$3,080	$0	0%	$9,815	$33	$9,848	320%
1997	$7,685	$0	0%	$24,339	$119	$24,458	318%
1998	$11,089	$0	0%	$35,219	$336	$35,555	321%
1999	$18,898	$0	0%	$63,165	$933	$64,098	339%
2000	$25,020	$0	0%	$101,251	$5,003	$106,254	425%
2001	$33,479	$398	1%	$150,788	$8,963	$159,751	477%
2002	$42,324	$0	0%	$160,838	$8,940	$169,778	401%
2003	$61,456	$4,594	7%	$201,077	$29,548	$230,625	375%
2004	$51,837	$7,029	14%	$123,645	$40,703	$164,348	317%
2005	$113,924	$62,384	55%	$132,763	$143,088	$275,851	242%
2006	$90,183	$69,014	77%	$61,099	$141,915	$203,014	225%
2007	$181,443	$169,179	93%	$39,412	$373,210	$412,622	227%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Unamortized purchase price balance refers to the purchase price less amortization over the life of the portfolio.

(3)	Percentage of purchase price remaining unamortized refers to the amount of unamortized purchase price divided by the purchase price.

(4)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(5)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(6)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.
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
Cash Collection By Year, By Year of Purchase — Entire Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$102	$9,753
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	437	$23,837
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	882	$35,186
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	2,243	$62,473
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	$100,789
2001	33,479	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	$145,297
2002	42,324	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	16,527	$160,826
2003	61,456	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	30,695	$201,077
2004	59,309	—	—	—	—	—	—	—	—	18,019	46,475	40,424	30,750	$135,668
2005	143,249	—	—	—	—	—	—	—	—	—	18,968	75,145	69,862	$163,975
2006	107,854	—	—	—	—	—	—	—	—	—	—	22,971	53,192	$76,163
2007	263,277	—	—	—	—	—	—	—	—	—	—	—	42,263	$42,263

Total	$776,720	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$262,166	$1,157,307

Cash Collection By Year, By Year of Purchase — Purchased Bankruptcy only Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	Total

1996	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1997	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1998	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1999	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2000	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2001	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2002	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2003	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2004	7,472	—	—	—	—	—	—	—	—	743	4,554	3,956	2,222	$11,475
2005	29,325	—	—	—	—	—	—	—	—	—	3,777	15,500	9,504	$28,781
2006	17,671	—	—	—	—	—	—	—	—	—	—	5,608	7,464	$13,072
2007	81,834	—	—	—	—	—	—	—	—	—	—	—	582	$582

Total	$136,302	$—	$—	$—	$—	$—	$—	$—	$—	$743	$8,331	$25,064	$19,772	$53,910

Cash Collection By Year, By Year of Purchase — Entire Portfolio less Purchased Bankruptcy Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$102	$9,753
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	437	$23,837
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	882	$35,186
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	2,243	$62,473
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	$100,789
2001	33,479	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	$145,297
2002	42,324	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	16,527	$160,826
2003	61,456	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	30,695	$201,077
2004	51,837	—	—	—	—	—	—	—	—	17,276	41,921	36,468	28,528	$124,193
2005	113,924	—	—	—	—	—	—	—	—	—	15,191	59,645	60,358	$135,194
2006	90,183	—	—	—	—	—	—	—	—	—	—	17,363	45,728	$63,091
2007	181,443	—	—	—	—	—	—	—	—	—	—	—	41,681	$41,681

Total	$640,418	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$152,661	$183,045	$211,329	$242,394	$1,103,397

     When we acquire a new portfolio of finance receivables, our estimates typically result in a 84-96 month projection of cash collections. The following chart shows our historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase.
Owned Portfolio Personnel Performance:
     We measure the productivity of each collector each month, breaking results into groups of similarly tenured collectors. The following tables display various productivity measures that we track.
Collector by Tenure

Tenure at:	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
One year +(1)	241	298	327	340	327
Less than one year (2)	338	349	364	375	553
Total(2)	579	647	691	715	880

(1)	Calculated based on actual employees (collectors) with one year of service or more.

(2)	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE.”
Monthly Cash Collections by Tenure
     Effective beginning in the third quarter of 2007, we are no longer able to produce this data. Changes in our collection processes and call flows would create data statistics that would be historically inconsistent.
Cash Collections per Hour Paid (1)

Average performance	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Total cash collections	$108.27	$117.59	$133.39	$146.03	$135.77
Non-legal cash collections(2)	$80.10	$82.06	$89.25	$99.06	$91.93
Non-bk cash collections(3)	—	—	$128.02	$132.15	$123.10

(1)	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

(2)	Represents total cash collections less legal cash collections.

(3)	Represents total cash collections less bankruptcy cash collections. Although we began bankruptcy portfolio purchasing in 2004, we began calculating this metric in 2005.

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
(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q42007	Q32007	Q22007	Q12007	Q42006	Q32006	Q22006	Q12006
| | | | | | | |
Call Center Collections & Other	$36,994	$37,450	$37,464	$39,241	$32,437	$32,686	$33,736	$36,436
Legal	20,861	21,384	20,911	20,844	19,762	19,607	19,058	17,606
Purchased Bankruptcy	7,245	6,317	6,231	7,223	6,581	7,390	6,645	4,447
     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios.

	2007	2006	2005
Balance at beginning of year	$226,447,495	$193,644,670	$105,188,906
Acquisitions of finance receivables, net of buybacks (1)	261,310,120	105,838,296	145,157,090
Cash collections applied to principal on finance receivables (2)	(77,461,021)	(73,035,471)	(56,701,326)

Balance at end of year	$410,296,594	$226,447,495	$193,644,670

Estimated Remaining Collections (“ERC”)(3)	$902,565,418	$553,222,894	$492,924,998

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net of allowance charges.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item, however, it is provided here for informational purposes.
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
     Our operating activities provided cash of $80.4 million, $59.5 million and $57.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received. Net income increased to $48.2 million for the year ended December 31, 2007 from $44.5 million for the year ended December 31, 2006 and $36.8 million for the year ended December 31, 2005. Net cash provided by operating activities was also impacted by the amount of income taxes paid during the period which was $5.3 million, $18.8 million and $9.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, we realized tax benefits derived from share-based compensation of $2.2 million in 2005. In 2006, in accordance with the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”) the benefit derived from share-based compensation was reclassified to financing activities. The remaining increase was due to net changes in other accounts related to our operating activities.

     Our investing activities used cash of $192.9 million, $39.7 million and $83.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The majority of the change was due to acquisitions of finance receivables which increased to $261.3 million for the year ended December 31, 2007 from $105.8 million for the year ended December 31, 2006 and $145.2 million for the year ended December 31, 2005. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment and purchases of auction rate certificates and variable rate demand notes. In addition, in 2005, we purchased the assets of Alatax, Inc. for $15.0 million in cash including acquisition costs. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables and the sale of auction rate certificates and variable rate demand notes.
     Our financing activities provided cash of $104.2 million in 2007, used cash of $10.7 million and provided cash of $16.6 million for the years ended December 31, 2006 and 2005, respectively. The majority of the change was due to proceeds received from debt financing from our lines of credit partially offset by cash used to pay a cash dividend on our common stock and the repurchase of 1,000,000 shares of our common stock during the year ended December 31, 2007. Cash is provided by proceeds from debt financing and stock option exercises. Also, in accordance with the adoption of SFAS 123R on January 1, 2006, the benefit derived from share-based compensation was $1.6 million and $2.4 million in 2007 and 2006, respectively. This was previously classified in operating activities. In addition, the exercise of stock options and stock warrants generated cash from financing activities of $2.1 million for the year ended December 31, 2007, $2.5 million for the year ended December 31, 2006 and $2.6 million for the year ended December 31, 2005. Cash used in financing activities is primarily driven by payments on our lines of credit, dividends paid, repurchases of common stock and principal payments on long-term debt and capital lease obligations.
     Cash paid for interest expense was approximately $2,779,000, $411,000 and $281,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The majority of interest expenses were paid on our lines of credit, capital lease obligations and other long-term debt.
     On November 29, 2005, we entered into a Loan and Security Agreement for a revolving line of credit jointly offered by Bank of America, N. A. and Wachovia Bank, National Association. The agreement was amended on May 9, 2006 to include RBC Centura Bank as an additional lender, again on May 4, 2007 to increase the line of credit to $150,000,000 and incorporate a $50,000,000 non-revolving sub-limit and again on October 26, 2007 to increase the line of credit to $270,000,000. The agreement is a revolving line of credit in an amount equal to the lesser of $270,000,000 or 30% of the Company’s estimated remaining collections of all of our eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the LIBOR Market Index Rate plus 1.40% and the facility expires on May 4, 2010. The loan is collateralized by substantially all of our tangible and intangible assets. The agreement provides as follows:
•	restrictions on monthly borrowings are limited to 30% of Estimated Remaining Collections;

•	a funded debt to EBITDA ratio of less than 2.0 to 1.0 calculated on a rolling twelve-month average;

•	tangible net worth of at least 100% of prior quarter tangible net worth plus 25% of cumulative positive net income since the end of such fiscal quarter, plus 100% of the net proceeds from any equity offering without giving effect to reductions in tangible net worth due to repurchases of up to $100,000,000 of our common stock; and

•	restrictions on change of control.
     Outstanding borrowings under the facility totaled $168,000,000 as of December 31, 2007, of which $50,000,000 was part of the non-revolving fixed rate sub-limit which bears interest at 6.80% and expires on May 4, 2012. As of December 31, 2007, we are in compliance with all of the covenants of the agreement.

Contractual Obligations
     The following summarizes our contractual obligations that exist as of December 31, 2007:

	Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years
Operating Leases	$17,446,395	$2,529,151	$5,143,859	$4,446,150	$5,327,235
Long-Term Debt and Line of Credit (1)	184,362,447	4,623,114	125,206,000	54,533,333	—
Capital Lease Obligations	105,647	99,949	5,698	—	—
Purchase Commitments (2)	19,960,275	18,992,557	866,932	100,786	—
Employment Agreements	6,179,089	4,853,580	1,325,509	—	—

Total	$228,053,853	$31,098,351	$132,547,998	$59,080,269	$5,327,235

(1)	To the extent that a balance is outstanding on our lines of credit, the revolving portion would be due in May, 2010 and the non-revolving fixed rate sub-limit portion would be due in May, 2012.
(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $16.5 million.
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934.
Recent Accounting Pronouncements
     On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 was originally effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years but was amended on February 6, 2008 to defer the effective date for one year for certain non financial assets and liabilities. We are currently evaluating the impact SFAS 157 will have on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”(“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. We are currently evaluating the impact SFAS 159 will have on our consolidated financial statements.
     In December 2007, the FASB issued “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We expect SFAS 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are currently evaluating what impact SFAS 141R will have on our consolidated financial statements.

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
     Prior to January 1, 2005, we accounted for our investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, we adopted and began to account for our investment in finance receivables using the interest method under the guidance of AICPA SOP 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-3 is effective. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received, the carrying value of a pool would be written down to maintain the then current IRR and is recorded as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting the finance receivables, net, on the consolidated balance sheets. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. We generally do not allow accretion in the first six to twelve months. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, we use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above.
     We establish valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At December 31, 2007 and 2006, we had a $4,230,000 and $1,300,000 valuation allowance on our finance receivables, respectively. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.
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
     We believe that, as of December 31, 2007, there was no impairment of goodwill or other intangible assets. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill.
Income Taxes
     We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as of January 1, 2007, we recognize the effect of the income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgement occurs.
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
     We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the deferred tax assets. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, a valuation allowance would be established and charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
     Our exposure to market risk relates to interest rate risk with our variable rate credit line. The average borrowings on our variable rate credit line were $30.2 million for the year ended December 31, 2007. Assuming a 200 basis point increase in interest rates, interest expense would have increased by $0.6 million for the year ended December 31, 2007. As of December 31, 2007, we had $118 million of variable rate debt outstanding on our credit lines. We do not have any other variable rate debt outstanding as of December 31, 2007. Significant increases in future interest rates on the variable rate credit line could lead to a material decrease in future earnings assuming all other factors remained constant.

Item 8. Financial Statements and Supplementary Data.
Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	48-51
Consolidated Balance Sheets as of December 31, 2007 and 2006	52
Consolidated Income Statements for the years ended December 31, 2007, 2006 and 2005	53
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	54
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	55
Notes to Consolidated Financial Statements	56-72

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Portfolio Recovery Associates, Inc.:
We have audited Portfolio Recovery Associates, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Portfolio Recovery Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Portfolio Recovery Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Portfolio Recovery Associates, Inc. and subsidiaries (the Company) as of December 31, 2007, and the related consolidated income statement, and statements of changes in stockholders’ equity, and cash flows for the year then ended, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP Norfolk, Virginia
February 28, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Portfolio Recovery Associates, Inc.:
We have audited the accompanying consolidated balance sheet of Portfolio Recovery Associates, Inc. and subsidiaries (the Company) as of December 31, 2007, and the related consolidated income statement, and statements of changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portfolio Recovery Associates, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
As discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Portfolio Recovery Associates, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP Norfolk, Virginia February 28, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Portfolio Recovery Associates, Inc.:
In our opinion, the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of two years in the period ended December 31, 2006 present fairly, in all material respects, the financial position of Portfolio Recovery Associates, Inc. and its subsidiaries at December 31, 2006 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP McLean, Virginia March 1, 2007

Portfolio Recovery Associates, Inc.
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
Assets
Cash and cash equivalents	$16,729,918	$25,100,834
Finance receivables, net	410,296,594	226,447,495
Property and equipment, net	16,171,346	11,192,974
Income taxes receivable	3,022,208	1,512,823
Goodwill	18,620,277	18,287,511
Intangible assets, net	5,045,610	6,754,014
Other assets	6,421,537	4,082,780

Total assets	$476,307,490	$293,378,431

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$4,055,025	$2,891,469
Accrued expenses	4,471,573	2,578,896
Accrued payroll and bonuses	6,819,612	6,244,852
Deferred tax liability	57,578,782	33,452,670
Line of credit	168,000,000	—
Long-term debt	—	689,892
Obligations under capital lease	102,835	242,385

Total liabilities	241,027,827	46,100,164

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000,000, issued and outstanding shares - 15,159,056 at December 31, 2007, and 15,987,432 at December 31, 2006	151,591	159,874
Additional paid-in capital	71,443,150	115,527,975
Retained earnings	163,684,922	131,590,418

Total stockholders’ equity	235,279,663	247,278,267

Total liabilities and stockholders’ equity	$476,307,490	$293,378,431

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Income Statements
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Revenues:
Income recognized on finance receivables, net	$184,704,891	$163,357,323	$134,674,344
Commissions	36,043,320	24,964,444	13,850,805

Total revenues	220,748,211	188,321,767	148,525,149

Operating expenses:
Compensation and employee services	69,022,177	58,141,684	44,332,298
Outside legal and other fees and services	47,473,920	40,139,272	29,964,999
Communications	8,530,651	5,875,815	4,424,080
Rent and occupancy	3,105,601	2,276,140	2,100,914
Other operating expenses	5,914,580	4,758,157	3,423,791
Depreciation and amortization	5,517,090	5,130,628	4,678,598

Total operating expenses	139,564,019	116,321,696	88,924,680

Income from operations	81,184,192	72,000,071	59,600,469

Other income and (expense):
Interest income	419,284	584,092	611,490
Interest expense	(3,704,263)	(378,546)	(280,503)

Income before income taxes	77,899,213	72,205,617	59,931,456

Provision for income taxes	29,658,015	27,715,801	23,159,461

Net income	$48,241,198	$44,489,816	$36,771,995

Net income per common share
Basic	$3.08	$2.80	$2.35
Diluted	$3.06	$2.77	$2.28

Weighted average number of shares outstanding
Basic	15,646,370	15,910,795	15,641,862
Diluted	15,778,691	16,081,798	16,148,703
The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2007, 2006 and 2005

		Additional		Total
	Common	Paid-in	Retained	Stockholders’
	Stock	Capital	Earnings	Equity

Balance at December 31, 2004	$154,982	$100,905,851	$50,328,607	$151,389,440
Net income	—	—	36,771,995	36,771,995
Exercise of stock options, warrants and vesting of nonvested shares	2,355	3,001,532	—	3,003,887
Issuance of common stock for acquisition	337	1,443,426	—	1,443,763
Amortization of share-based compensation	—	520,845	—	520,845
Income tax benefit from share-based compensation	—	2,192,245	—	2,192,245

Balance at December 31, 2005	$157,674	$108,063,899	$87,100,602	$195,322,175

Net income	—	—	44,489,816	44,489,816
Exercise of stock options, warrants and vesting of nonvested shares	2,200	2,500,425	—	2,502,625
Amortization of share-based compensation	—	2,116,631	—	2,116,631
SFAS123R adoption reclass of payroll liability to additional paid-in capital	—	426,752	—	426,752
Income tax benefit from share-based compensation	—	2,420,268	—	2,420,268

Balance at December 31, 2006	$159,874	$115,527,975	$131,590,418	$247,278,267

Net income	—	—	48,241,198	48,241,198
Exercise of stock options and vesting of nonvested shares	1,709	2,072,533	—	2,074,242
Issuance of common stock for acquisition	8	49,992	—	50,000
Repurchase and cancellation of common stock	(10,000)	(50,546,924)	—	(50,556,924)
Cash dividends paid ($1.00 per common share)	—	—	(16,069,694)	(16,069,694)
Amortization of share-based compensation	—	2,575,253	—	2,575,253
Income tax benefit from share-based compensation	—	1,574,321	—	1,574,321
Adoption of FIN 48	—	190,000	(77,000)	113,000

Balance at December 31, 2007	$151,591	$71,443,150	$163,684,922	$235,279,663

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$48,241,198	$44,489,816	$36,771,995
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	2,575,253	2,116,631	967,281
Income tax benefit from share-based compensation	—	—	2,192,245
Depreciation and amortization	5,517,090	5,130,628	4,678,598
Deferred tax expense	24,126,112	11,106,675	8,695,272
Changes in operating assets and liabilities:
Other assets	(2,338,757)	(436,654)	(215,371)
Accounts payable	1,163,556	558,784	(92,241)
Income taxes	(1,319,385)	(4,567,706)	2,872,662
Accrued expenses	1,815,677	339,629	517,233
Accrued payroll and bonuses	574,760	728,986	1,466,699

Net cash provided by operating activities	80,355,504	59,466,789	57,854,373

Cash flows from investing activities:
Purchases of property and equipment	(8,661,058)	(6,868,532)	(3,484,415)
Acquisition of finance receivables, net of buybacks	(261,310,119)	(105,838,296)	(145,157,090)
Collections applied to principal on finance receivables	77,461,020	73,035,471	56,701,326
Purchases of auction rate certificates	—	(1,450,000)	(105,725,000)
Sales of auction rate certificates	—	1,450,000	129,675,000
Acquisitions, including acquisition costs and net of cash acquired	(408,766)	—	(14,983,332)

Net cash used in investing activities	(192,918,923)	(39,671,357)	(82,973,511)

Cash flows from financing activities:
Dividends paid	(16,069,694)	—	—
Proceeds from exercise of options and warrants	2,074,242	2,502,625	2,557,451
Income tax benefit from share-based compensation	1,574,321	2,420,268	—
Draws on line of credit	171,000,000	—	15,000,000
Principal payments on line of credit	(3,000,000)	(15,000,000)	—
Repurchases of common stock	(50,556,924)	—	—
Principal payments on long-term debt	(689,892)	(462,073)	(772,457)
Principal payments on capital lease obligations	(139,550)	(140,273)	(193,576)

Net cash provided by/(used in) financing activities	104,192,503	(10,679,453)	16,591,418

Net (decrease)/increase in cash and cash equivalents	(8,370,916)	9,115,979	(8,527,720)

Cash and cash equivalents, beginning of year	25,100,834	15,984,855	24,512,575

Cash and cash equivalents, end of year	$16,729,918	$25,100,834	$15,984,855

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,778,774	$411,376	$280,503
Cash paid for income taxes	$5,288,725	$18,763,763	$9,399,281

Noncash investing and financing activities:
SFAS123R adoption reclass of payroll liability to additional paid-in capital	$—	$426,752	$—
Acquisitions — Common stock issued	$50,000	$—	$1,443,763
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
     On June 1, 2000, PRA formed a wholly owned subsidiary, PRA Receivables Management, LLC (d/b/a Anchor Receivables Management) (“Anchor”) and was the sole initial member. Anchor is organized as a contingent collection agency and contracts with holders of finance receivables to attempt collection efforts on a contingent basis for a stated period of time. Anchor became fully operational during April 2001. PRA Inc purchased the equity interest in Anchor from PRA immediately after the IPO.
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
     On July 29, 2005, the Company acquired substantially all of the assets and liabilities of Alatax, Inc., a provider of outsourced business revenue administration, audit and debt discovery/recovery services for local governments (the resulting business is referred to herein as “RDS”). The transaction was completed for consideration of $17.5 million, consisting of $16.1 million in cash and 33,684 shares of the Company’s common stock, valued at $1.4 million at the closing in accordance with the calculation set forth in the asset purchase agreement. Alatax Inc.’s two top executives both signed long-term employment agreements and continue to manage the company. Although most of its clients are located in Alabama (where it operates as Alatax), RDS, through PRA Government Services, LLC, a wholly owned subsidiary formed by the Company on June 23, 2005, began expanding into surrounding states (where it operates as Revenue Discovery Systems (RDS)). The accompanying consolidated income statements include the results of operations of RDS for the period from August 1, 2005 through December 31, 2007.
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     On August 8, 2007, PRA formed a wholly owned subsidiary, PRA Bankruptcy Services, LLC (“PRA BS”) and is the sole member.
     2. Summary of Significant Accounting Policies:
     Principles of accounting and consolidation: The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles and include the accounts of PRA Inc, PRA, PRA Holding I, PRA Holding II, Anchor, IGS, RDS and PRA BS. All significant intercompany accounts and transactions have been eliminated.
     Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are funds held on the behalf of others arising from the collection of accounts placed with the Company. The balance of the funds held on behalf of others was $1,263,563 and $435,522 at December 31, 2007 and 2006, respectively. There is an offsetting liability that is included in “Accounts payable” on the accompanying consolidated balance sheets.
     Investments: The Company accounts for its investments under the guidance of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” The Company typically invests in variable rate auction rate certificates and variable rate demand notes which are classified as available-for-sale securities. At December 31, 2007 and 2006, the Company did not have any investments on the consolidated balance sheets; however, it did purchase investments during 2006.
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
     Prior to January 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-3 is effective. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 (and the amended Practice Bulletin 6), rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR and is recorded as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting the finance receivables, net, on the consolidated balance sheets. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The Company generally does not allow accretion in the first six to twelve months. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At December 31, 2007 and 2006, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $6,301,373 and $1,611,130, respectively.
     The Company establishes valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At December 31, 2007 and 2006, the Company had an allowance against its finance receivables of $4,230,000 and $1,300,000, respectively. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at December 31, 2007, 2006 and 2005 was $2,434,916, $1,322,721 and $1,028,401, respectively. During the years ended December 31, 2007, 2006 and 2005 the Company capitalized $1,683,951, $805,640 and $502,556, respectively, of these direct acquisition fees. During the years ended December 31, 2007, 2006 and 2005 the Company amortized $571,756, $511,320 and $573,002, respectively, of these direct acquisition fees.
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
     Commissions: The Company utilizes the provisions of Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) to record commission revenue from its contingent fee, skip-tracing and government processing and collection subsidiaries. EITF 99-19 requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes who retains inventory/credit risk, who controls vendor selection, who establishes

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
pricing and who remains the primary obligor on the transaction. The Company considers each of these factors to determine the correct method of recognizing revenue from its subsidiaries.
     For the Company’s contingent fee collection subsidiary, the portfolios that are placed for servicing are owned by its clients and are placed under a contingent fee commission arrangement. The Company’s subsidiary is paid to collect funds from the client’s debtors and earns a commission generally expressed as a percentage of the gross collection amount. The “Commissions” line of the income statement reflects the contingent fee amount earned, and not the gross collection amount.
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
     Property and equipment: Property and equipment, including improvements that significantly add to the productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed currently. Property and equipment are depreciated over their useful lives using the straight-line method of depreciation. Software and computer equipment is amortized or depreciated over three to five years. Furniture and fixtures are depreciated over five years. Equipment is depreciated over five to seven years. Leasehold improvements aredepreciated over the lesser of the useful life, which ranges from three to ten years, or the remaining life of the leased property. Building improvements are depreciated over ten to thirty-nine years. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in the income statement.
     Intangible assets: The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on October 1, 2004. Prior to this date, the Company had no assets in this category. With the acquisition of IGS on October 1, 2004, RDS on July 29, 2005 and The Palmer Group on July 27, 2007, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements and goodwill. In accordance with SFAS 142, the Company is amortizing the IGS client relationships over seven years, the RDS customer relationships over ten years, The Palmer Group customer relationships over three years and the non-compete agreements over three years for both the IGS and RDS acquisitions. The Company reviews them at least annually for impairment. In addition, goodwill, pursuant to SFAS 142, is not amortized but rather reviewed annually for impairment.
     Income taxes: The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as of January 1, 2007, the Company recognizes the effect of the income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
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
     The Company believes that it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the deferred tax assets. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, a valuation allowance would be established and charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s results of operations and financial position.
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
     Capital leases: Leases are analyzed to determine if they meet the definition of a capital lease as defined in SFAS No. 13, “Accounting for Leases.” Those lease arrangements that meet one of the four criteria are considered capital leases. As such, the leased asset is capitalized and amortized. The lease is recorded as a liability with each payment amortizing the principal balance and a portion classified as interest expense.
     Stock-based compensation: The Company applied the intrinsic value method provided for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” for all warrants issued to employees prior to January 1, 2002. For warrants and options issued to non-employees, the Company followed the fair value method of accounting as prescribed under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). On January 1, 2002, the Company adopted SFAS 123 on a prospective basis for all warrants and options granted and reported the change in accounting principle using the retroactive restatement method as prescribed in SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” Effective January 1, 2006, the Company adopted FASB Statement No. 123R (“SFAS 123R”), “Share-Based Payment” using the modified prospective approach.
     Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     Significant estimates have been made by management with respect to the collectibility of future cash flows of finance receivables portfolios. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur within one year. On a quarterly basis, management reviews the estimates of future cash collections, and whether it is reasonably possible that its assessments of collectibility may change based on actual results and other factors.
     Estimated fair value of financial instruments: The Company applies the provisions of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to its financial instruments. Its financial instrumentsconsist of cash and cash equivalents, finance receivables, net, line of credit, long-term debt, and obligations under capital leases. See Note 11 for additional disclosure.
     Recent Accounting Pronouncements: On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 was originally effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years but was amended on February 6, 2008 to defer the effective date for one year for certain nonfinancial assets and liabilities. The Company is currently evaluating the impact SFAS 157 will have on its financial statements.
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
     In December 2007, the FASB issued “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions that the Company consummates after the effective date. The Company is currently evaluating what impact SFAS 141R will have on its consolidated financial statements.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     3. Finance Receivables, net:
     As of December 31, 2007 and 2006, the Company had $410,296,594 and $226,447,495, respectively, remaining of finance receivables, net. Changes in finance receivables, net for the years ended December 31, 2007 and 2006, were as follows:

	2007	2006
Balance at beginning of year	$226,447,495	$193,644,670
Acquisitions of finance receivables, net of buybacks	261,310,119	105,838,296

Cash collections	(262,165,911)	(236,392,794)
Income recognized on finance receivables, net	184,704,891	163,357,323

Cash collections applied to principal	(77,461,020)	(73,035,471)

Balance at end of year	$410,296,594	$226,447,495

     At the time of acquisition, the life of each pool is generally estimated to be between 84 to 96 months based on projected amounts and timing of future cash receipts using the proprietary models of the Company. As of December 31, 2007, the Company had $410,296,594 in finance receivables, net included in the consolidated balance sheet. Based upon current projections, cash collections applied to principal will be as follows for the twelve months in the years ending:

December 31, 2008	$89,585,374
December 31, 2009	92,323,177
December 31, 2010	86,881,202
December 31, 2011	71,616,844
December 31, 2012	48,353,016
December 31, 2013	20,847,423
December 31, 2014	689,558

$410,296,594

     During the year ended December 31, 2007, the Company purchased $11.1 billion of face value of charged-off consumer receivables. During the year ended December 31, 2006, the Company purchased $7.8 billion of face value of charged-off consumer receivables. At December 31, 2007, the estimated remaining collections on the receivables purchased during 2007 and 2006 were $493,040,394 and $155,444,216, respectively.
     Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of December 31, 2007 and 2006. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Balance at beginning of year	$326,775,399	$299,280,328
Income recognized on finance receivables, net	(184,704,891)	(163,357,323)
Additions	279,725,421	128,771,384
Reclassifications from nonaccretable difference	70,472,895	62,081,010

Balance at end of year	$492,268,824	$326,775,399

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     During the years ended December 31, 2007, 2006 and 2005, the Company recorded a $3,210,000, $1,100,000 and $200,000 allowance charge, respectively, on portfolios that had underperformed expectations. During the year ended December 31, 2007, the Company also reversed $280,000 of allowance charges recorded in prior periods. The changes in the valuation allowance for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Balance at beginning of year	$1,300,000	$200,000	$—
Allowance charges recorded	3,210,000	1,100,000	200,000
Reversal of previously recorded allowance charges	(280,000)	—	—

Change in allowance charge	2,930,000	1,100,000	200,000

Balance at end of year	$4,230,000	$1,300,000	$200,000

     4. Operating Leases:
     The Company rents office space and equipment under operating leases. Rental expense was $2,511,842, $1,915,103 and $1,803,812 for the years ended December 31, 2007, 2006 and 2005, respectively.
     Future minimum lease payments for operating leases at December 31, 2007, are as follows:

2008	$2,529,151
2009	2,739,668
2010	2,404,192
2011	2,190,255
2012	2,255,896
Thereafter	5,327,233

$17,446,395

     5. Intangible Assets, net:
     With the acquisition of IGS on October 1, 2004, RDS on July 29, 2005 and The Palmer Group on July 25, 2007, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements and goodwill. In accordance with SFAS No. 142, the Company is amortizing the IGS client relationships over seven years, the RDS customer relationships over ten years and the non-compete agreements over three years for both the IGS and RDS acquisitions, with a combined original weighted average amortization period of 7.49 years. For The Palmer Group acquisition, the Company is amortizing the customer relationship over the remaining life of the contract, which at the date of acquisition was 29 months. The Company reviews these relationships at least annually for impairment. Total amortization expense for the years ended December 31, 2007, 2006 and 2005 was $1,834,404, $2,268,652 and $2,296,172, respectively.
     Intangible assets consist of the following at December 31, 2007 and 2006:

	2007	2006
Client and customer relationships	$9,926,000	$9,800,000
Non-compete agreements	2,000,000	2,000,000
Accumulated amortization	(6,880,390)	(5,045,986)

Intangible assets, net	$5,045,610	$6,754,014

     Amortization expense relating to the non-compete agreements is calculated on a straight-line method (which approximates the pattern of economic benefit concept) for the IGS non-compete agreements and a pattern of economic benefit concept for the Alatax non-compete agreements. Amortization expense relating to the client and customer relationships is calculated using a pattern of economic benefit concept for the IGS and RDS acquisitions and straight-line over the length of the contract for The Palmer Group acquisition. The pattern of economic benefit concept relies on expected net cash flows from all existing clients. The rate of amortization of the client relationships will fluctuate annually to match these expected cash flows.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     The future amortization of these intangible assets is estimated to be as follows as of December 31, 2007:

2008	$1,406,216
2009	1,229,419
2010	963,579
2011	696,551
2012	266,841
Thereafter	483,004

$5,045,610

     In addition, goodwill, pursuant to SFAS 142, is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2007, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2007, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through December 31, 2007, that would necessitate an impairment charge to goodwill or the other intangible assets. At December 31, 2007 and December 31, 2006, the carrying value of goodwill was $18,620,277 and $18,287,511, respectively. The $332,766 increase in the carrying value of goodwill during the year ended December 31, 2007 relates to the acquisition of The Palmer Group on July 25, 2007.
     6. Capital Leases:
     Leased assets included in property and equipment consists of the following as of December 31, 2007 and 2006:

	2007	2006
Software	$270,008	$270,008
Computer equipment	48,169	56,063
Furniture and fixtures	1,260,287	1,260,287
Equipment	27,249	27,249
Less accumulated depreciation and amortization	(1,413,514)	(1,278,095)

	$192,199	$335,512

     Depreciation and amortization expense recognized on capital leases for the years ended December 31, 2007, 2006 and 2005 was $143,313, $183,904 and $235,164, respectively.
     Commitments for minimum lease payments for these capital leases as of December 31, 2007 are as follows:

2008	$99,949
2009	5,698

105,647
Less amount representing interest and taxes	(2,812)

Present value of net minimum lease payments	$102,835

     7. 401(k) Retirement Plan:
     The Company sponsors a defined contribution plan. Under the plan, all employees over twenty-one years of age are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to Internal Revenue Service limitations after completing six months of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee’s salary. Total compensation expense related to these contributions was $843,387, $682,115 and $603,830 for the years ended December 31, 2007, 2006 and 2005, respectively.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     8. Line of Credit:
     On November 29, 2005, the Company entered into a Loan and Security Agreement for a revolving line of credit jointly offered by Bank of America, N. A. and Wachovia Bank, National Association. The agreement was amended on May 9, 2006 to include RBC Centura Bank as an additional lender, again on May 4, 2007 to increase the line of credit to $150,000,000 and incorporate a $50,000,000 non-revolving sub-limit and again on October 26, 2007 to increase the line of credit to $270,000,000. The agreement is a revolving line of credit in an amount equal to the lesser of $270,000,000 or 30% of the Company’s estimated remaining collections of all of its eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the LIBOR Market Index Rate plus 1.40% and the facility expires on May 4, 2010. The loan is collateralized by substantially all of our tangible and intangible assets. The agreement provides as follows:
• restrictions on monthly borrowings are limited to 30% of estimated remaining collections;
• a funded debt to EBITDA ratio of less than 2.0 to 1.0 calculated on a rolling twelve-month average;
• tangible net worth of at least 100% of prior quarter tangible net worth plus 25% of cumulative positive net income since the end of such fiscal quarter, plus 100% of the net proceeds from any equity offering without giving effect to reductions in tangible net worth due to repurchases of up to $100,000,000 of its common stock; and
• restrictions on change of control.
     Outstanding borrowings under the facility totaled $168,000,000 as of December 31, 2007, of which $50,000,000 was part of the non-revolving fixed rate sub-limit which bears interest at 6.80% and expires on May 4, 2012. As of December 31, 2007, the Company was in compliance with all of the covenants of the agreement.
     9. Property and equipment, net:
     Property and equipment, at cost, consist of the following as of December 31, 2007 and 2006:

	2007	2006
Software	$6,147,377	$5,007,449
Computer equipment	6,082,371	4,467,524
Furniture and fixtures	4,758,205	2,716,723
Equipment	4,742,147	3,802,427
Leasehold improvements	2,556,667	1,842,402
Building and improvements	5,123,304	3,282,620
Land	939,264	930,263
Accumulated depreciation and amortization	(14,177,989)	(10,856,434)

Property and equipment, net	$16,171,346	$11,192,974

     Depreciation and amortization expense, relating to property and equipment, for the years ended December 31, 2007, 2006 and 2005 was $3,682,686, $2,861,976 and $2,382,426, respectively.
     Beginning in July 2006 upon initiation of certain internally developed software projects, in accordance with the provisions of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company began capitalizing qualifying computer software costs incurred during the application development stage and amortizing them over their estimated useful life of three years on a straight-line basis beginning when the project is completed.  Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of December 31, 2007 and 2006, the Company has incurred and capitalized $524,456 and $165,964, respectively, of these direct payroll costs related to software developed for internal use. As of December 31, 2007 and 2006, of these costs, $98,511 and $99,721, respectively, are for projects that are in the development stage and therefore are a component of Other

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
Assets. Once the projects are completed the costs will be transferred to Software and amortized over their estimated useful life of three years. Amortization expense and remaining unamortized costs relating to this internally developed software as of and for the year ended December 31, 2007 were $21,454 and $404,491, respectively. Amortization expense and remaining unamortized costs relating to this internally developed software as of and for the year ended December 31, 2006 were $2,208 and $64,044, respectively.
     10. Long-Term Debt:
     On February 20, 2002, the Company completed the construction of a satellite parking lot at its Norfolk location. The parking lot was financed with a commercial loan for $500,000 with a fixed rate of 6.47%. The loan was collateralized by the parking lot. The loan required only interest payments during the first six months. Beginning October 1, 2002, monthly payments on the loan were $9,797 and the loan was paid in full at its maturity date of September 1, 2007.
     On May 1, 2003, the Company secured financing for its computer equipment purchases related to the Hampton, Virginia office opening. The computer equipment was financed with a commercial loan for $975,000 with a fixed rate of 4.25%. This loan was collateralized by computer equipment. Monthly payments were $18,096 and the loan was paid in full on May 7, 2007.
     On January 9, 2004, the Company entered into a commercial loan agreement to finance equipment purchases at one of its leased Norfolk facilities in the amount of $750,000 with a fixed rate of 4.45%. Monthly payments were $13,975 and the loan was paid in full on May 7, 2007.
     11. Estimated Fair Value of Financial Instruments:
     The accompanying consolidated financial statements include various estimated fair value information as of December 31, 2007 and 2006, as required by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.
     Cash and cash equivalents: The carrying amount approximates fair value.
     Finance receivables, net: The Company records purchased receivables at cost, which represents a significant discount from the contractual receivable balances due. The cost of the receivables is reduced as cash is received based upon the guidance of Practice Bulletin 6 and SOP 03-3. The balance as of December 31, 2007 and 2006 was $410,296,594 and $226,447,495, respectively. The Company computed the fair value of these receivables using our proprietary pricing models that the Company utilizes to make portfolio purchase decisions. As of December 31, 2007 and 2006, using the aforementioned methodology, we computed the approximate fair value to be $451,000,000 and $246,000,000, respectively.
     Line of credit: The carrying amount approximates fair value.
     Long-term debt: The carrying amount approximates fair value.
     Obligations under capital lease: The carrying amount approximates fair value.
     12. Share-Based Compensation:
     The Company has a stock option and nonvested share plan. The Amended and Restated Portfolio Recovery Associates 2002 Stock Option Plan and 2004 Restricted Stock Plan was approved by the Company’s shareholders at its Annual Meeting of Shareholders on May 12, 2004, enabling the Company to issue to its employees and directors nonvested shares of stock, as well as stock options.
     Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2002. All stock-based compensation measured under the provisions of APB 25 became fully vested during 2002. All stock-based compensation expense recognized thereafter was derived from stock-based

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
compensation based on the fair value method prescribed in SFAS 123. Effective January 1, 2006, the Company adopted SFAS No. 123R (“SFAS 123R”), “Share-Based Payment” using the modified prospective approach. The adoption of SFAS 123R had no material impact on the Company’s Consolidated Income Statement or on previously reported interim periods. As of December 31, 2007, total future compensation costs related to nonvested awards of stock options and nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program) were $47,220 and $4,217,783, respectively, with a weighted average remaining life of 2.1 years for stock options and 3.1 years for nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program). Based upon historical data, the Company used an annual forfeiture rate of 13.72% for stock options and between 15%-35% for nonvested shares for most of the employee grants. Grants made to key employee hires and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group. In addition, commensurate with the adoption of SFAS 123R, all previous references to “restricted” stock are now referred to as “nonvested” shares.
     Total share-based compensation expense was $2,575,253, $2,116,631 and $1,190,446 for the years ended December 31, 2007, 2006 and 2005, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of SFAS 123R (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation expense was approximately $2.4 million, $3.0 million and $2.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     Stock Options
     The Company created the 2002 Stock Option Plan on November 7, 2002. The plan was amended in 2004 by the Amended Plan to enable the Company to issue restricted shares of stock to its employees and directors. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012. All options issued under the Amended Plan vest ratably over five years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. As of December 31, 2007, 895,000 options have been granted under the Amended Plan, of which 117,025 have been cancelled and are eligible for regrant. These options are accounted for under SFAS 123R and all expenses for 2007, 2006 and 2005 are included in earnings as a component of compensation and employee services expense.
     The following summarizes all option related transactions from December 31, 2004 through December 31, 2007:

		Weighted-	Weighted-
	Options	Average	Average
	Outstanding	Exercise Price	Fair Value
December 31, 2004	706,459	$14.65	$2.97
Exercised	(181,910)	13.22	2.73
Cancelled	(20,040)	15.63	2.81

December 31, 2005	504,509	15.12	3.06
Exercised	(188,475)	13.19	2.76
Cancelled	(15,015)	13.00	2.71

December 31, 2006	301,019	16.43	3.27
Exercised	(129,924)	15.97	3.33
Cancelled	(7,855)	13.00	2.71

December 31, 2007	163,240	$16.97	$3.25

     All of the stock options were issued to employees of the Company except for 40,000 that were issued to non-employee directors. Non-employee directors were granted 20,000 stock options in 2004. No stock options were granted in 2007, 2006 or 2005. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was approximately $4.1 million, $6.3 million, and $4.7 million, respectively.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     The following information is as of December 31, 2007:

	Options Outstanding				Options Exercisable
		Average	Weighted-			Weighted-
		Remaining	Average			Average
Exercise	Number	Contractual	Exercise	Aggregate	Number	Exercise	Aggregate
Prices	Outstanding	Life	Price	Intrinsic Value	Exercisable	Price	Intrinsic Value
$13.00	114,740	1.9	$13.00	$3,060,116	114,740	$13.00	$3,060,116
$16.16	7,500	1.9	16.16	176,325	7,500	16.16	176,325
$27.77 — $29.79	41,000	2.7	28.21	469,790	24,000	28.19	275,460

Total as of December 31, 2007	163,240	2.1	$16.97	$3,706,231	146,240	$15.66	$3,511,901

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
     Nonvested Shares
     Prior to the approval of the Amended Plan on May 12, 2004, nonvested shares were issued by the Company as an incentive to attract new employees and, effective May 12, 2004, are being issued pursuant to the Amended Plan to directors and existing employees as well. Generally, nonvested share awards are issued at market value and typically vest ratably over five years. Nonvested share grants are expensed over their vesting period.
     The following summarizes all nonvested share transactions from December 31, 2004 through December 31, 2007:

		Weighted
	Nonvested	Average
	Shares	Price at
	Outstanding	Grant Date
December 31, 2004	89,886	$27.06
Granted	74,600	41.92
Vested	(17,389)	27.10
Cancelled	(11,760)	30.40

December 31, 2005	135,337	34.96
Granted	82,700	46.88
Vested	(27,764)	33.88
Cancelled	(19,165)	37.75

December 31, 2006	171,108	40.59
Granted	8,510	43.42
Vested	(40,904)	38.74
Cancelled	(16,060)	38.23

December 31, 2007	122,654	$41.72

     The total grant date fair value of shares vested during the years ended December 31, 2007, 2006 and 2005, was $1,584,621, $940,644 and $471,241, respectively.
Long-Term Incentive Program
     On March 30, 2007, the Compensation Committee approved the grant of 96,550 shares of performance based nonvested shares pursuant to the Amended Plan. The shares were granted to key employees of the Company. The grant is performance based and cliff vests after the requisite service period of three years if certain financial goals are met. The goals are based upon cumulative diluted earnings per share (“EPS”) totals for the 2007, 2008 and 2009

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
fiscal years as well as the return on invested capital for the same period. The number of shares granted can double if the financial goals are exceeded or no shares can be granted if the financial goals are not met. The Company is expensing the nonvested shares over the requisite service period of three years beginning January 1, 2007. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. The weighted average price per share at grant date was $44.65. As of December 31, 2007, total future compensation costs related to nonvested share awards granted under the Long-Term Incentive Program are estimated to be $2,660,000. The Company assumed a 7.5% forfeiture rate for this grant and the shares have a weighted average life of 2.0 years as of December 31, 2007. During 2007, 2,100 shares were cancelled under the Long-Term Incentive Program.
     13. Earnings per Share:
     Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock warrants, stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of stock options and nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be received upon assumed exercise. The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2007, 2006 and 2005:

	For the years ended December 31,
		2007			2006			2005
		Weighted Average			Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$48,241,198	15,646,370	$3.08	$44,489,816	15,910,795	$2.80	$36,771,995	15,641,862	$2.35
Dilutive effect of stock options, warrants and nonvested share awards		132,321			171,003			506,841

Diluted EPS	$48,241,198	15,778,691	$3.06	$44,489,816	16,081,798	$2.77	$36,771,995	16,148,703	$2.28

     As of December 31, 2007, 2006 and 2005, there were no antidilutive options outstanding.
     14. Stockholders’ Equity:
     Shares of common stock outstanding were as follows for the years ended December, 31 2007, 2006 and 2005:

Common Stock
December 31, 2004	15,498,210
Exercise of warrants, options and vesting of nonvested shares	235,549
Issuance of common stock for acquisition	33,684

December 31, 2005	15,767,443
Exercise of warrants, options and vesting of nonvested shares	219,989

December 31, 2006	15,987,432
Exercise of warrants, options and vesting of nonvested shares	170,828
Issuance of common stock for acquisition	796
Repurchase and cancellation of common stock	(1,000,000)

December 31, 2007	15,159,056

Cash Dividends Paid on Common Stock:
     On April 23, 2007, the Company’s Board of Directors authorized a special one-time cash dividend of $1.00 per share with a record date of May 9, 2007. The cash dividends were paid on June 8, 2007 and totaled $16,069,694.
Share Repurchase Program:
     On April 23, 2007, the Company’s Board of Directors authorized a share repurchase program to buyback one million of the Company’s outstanding shares of common stock on the open market. The timing and volume of share purchases were dependent on several factors, including market conditions. During the year ended December 31, 2007, the Company purchased 1,000,000 shares of its common stock at an average per share price of $50.56. There are no shares remaining to be repurchased under the share repurchase program as of December 31, 2007.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     15. Income Taxes:
     Prior to November 8, 2002, the Company was organized as a limited liability company, taxed as a partnership, and as such was not subject to federal or state income taxes. Immediately before the IPO, the Company was reorganized as a corporation and became subject to income taxes.
     On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.
     The Company adopted the provisions of FIN 48 with respect to all of its tax positions as of January 1, 2007. Total unrecognized tax benefits as of December 31, 2007 and the date of adoption were $180,000 and $379,000, respectively. Due to the approval by the Internal Revenue Service of an application for a change in accounting method with respect to one of the Company’s tax positions, the balance of unrecognized tax benefits was reduced by $208,000 during 2007. This reduction did not have an impact on the annual effective rate since the ultimate deductibility of these benefits was highly certain, and only the timing of deductibility was uncertain. The remaining unrecognized tax benefits balance of $180,000 as of December 31, 2007 relates to items that when recognized would result in an adjustment to additional paid-in capital and, therefore, would not affect the annual effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$379,000
Additions for tax position of prior year	9,000
Decrease due to change in accounting method for tax purposes	(208,000)

Balance at December 31, 2007	$180,000

     The Company was notified on June 21, 2007 that it is currently being examined by the Internal Revenue Service for the 2005 tax year. As of December 31, 2007, the tax years that remain subject to examination by the major taxing jurisdictions, including the Internal Revenue Service, are 2002 and subsequent years. The 2002 and 2003 tax years are still open to examination because of net operating losses that originated in those years but were not fully utilized until the 2004 and 2005 tax years.
     FIN 48 requires the recognition of interest, if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. Penalties and interest may be classified as either penalties and interest expense or income tax expense. Management has elected to classify accrued penalties and interest as income tax expense. Accrued penalties and interest as of January 1, 2007, in the amount of $77,000, were recorded to beginning of year retained earnings. Total interest expense in the amount of $27,036 was recorded in income tax expense for the year ended December 31, 2007. Due to the approved application for change in accounting method, the balance of accrued penalties and interest was reduced by $67,475 during 2007.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     The income tax expense recognized for the years ended December 31, 2007, 2006 and 2005 is composed of the following:

For the year ended December 31, 2007	Federal	State	Total

Current tax expense	$4,870,000	$453,903	$5,323,903
Deferred tax expense	21,228,785	3,105,327	24,334,112

Total income tax expense	$26,098,785	$3,559,230	$29,658,015

For the year ended December 31, 2006	Federal	State	Total

Current tax expense	$14,344,676	$2,264,450	$16,609,126
Deferred tax expense	9,563,369	1,543,306	11,106,675

Total income tax expense	$23,908,045	$3,807,756	$27,715,801

For the year ended December 31, 2005	Federal	State	Total

Current tax expense	$11,741,714	$2,352,431	$14,094,145
Deferred tax expense	7,817,133	1,248,183	9,065,316

Total income tax expense	$19,558,847	$3,600,614	$23,159,461

     The Company has recognized a net deferred tax liability of $57,578,782 and $33,452,670 as of December 31, 2007 and 2006, respectively. The components of this net liability are as follows:

	2007	2006

Deferred tax assets:
Employee compensation	$898,648	$733,523
State tax credit	590,954	137,475
Intangible assets and goodwill	500,657	573,800
Other	169,748	7,591

Total deferred tax asset	2,160,007	1,452,389

Deferred tax liabilities:
Depreciation expense	88,636	115,432
Prepaid expenses	418,110	406,756
Cost recovery	59,232,043	34,382,871

Total deferred tax liability	59,738,789	34,905,059

Net deferred tax liability	$57,578,782	$33,452,670

     A valuation allowance has not been provided at December 31, 2007 or 2006 since management believes it is more likely than not that the deferred tax assets will be realized. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s results of operations and financial position. At December 31, 2007, the Company had state income tax credit carryforwards of $590,954, which will begin to expire starting in the year ending December 31, 2021.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     The Company believes cost recovery to be an acceptable tax revenue recognition method for companies in the bad debt purchasing industry and results in the reduction of current taxable income as, for tax purposes, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any taxable income is recognized. The temporary difference from the use of cost recovery for income tax purposes resulted in a deferred tax liability at December 31, 2007 and 2006.
     A reconciliation of the Company’s expected tax expense at statutory tax rates to actual tax expense for the years ended December 31, 2007, 2006 and 2005 consists of the following components:

	2007	2006	2005

Federal tax at statutory rates	$27,264,725	$25,271,966	$20,976,009
State tax expense, net of federal benefit	2,313,476	2,475,041	2,340,399
Other	79,814	(31,206)	(156,947)

Total income tax expense	$29,658,015	$27,715,801	$23,159,461

     16. Commitments and Contingencies:
     Employment Agreements:
     The Company has employment agreements with all of its executive officers and with several members of its senior management group, most of which expire on December 31, 2008. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Future compensation under these agreements is approximately $6.2 million. The agreements also contain confidentiality and non-compete provisions.
     Litigation:
     The Company is from time to time subject to routine legal proceedings which are incidental to the ordinary course of our business. The Company initiates lawsuits against consumers and are occasionally countersued by them in such actions. Also, consumers occasionally initiate litigation against the Company, in which they allege that the Company has violated a state or federal law in the process of collecting on an account. The Company believes that the results of any pending legal proceedings will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
     Forward Flow Agreements:
     The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at December 31, 2007 is approximately $16.5 million.

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
We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting. We are responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment, management has determined that, as of December 31, 2007, its internal control over financial reporting was effective based on the criteria set forth in the COSO framework. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, as of December 31, 2007 which is included herein.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The following table sets forth certain information as of February 11, 2008 about the Company’s directors and executive officers.

Name	Position	Age
Steven D. Fredrickson	President, Chief Executive Officer and Chairman of the Board	48
Kevin P. Stevenson	Executive Vice President, Chief Financial and Administrative Officer, Treasurer and Assistant Secretary	43
Craig A. Grube	Executive Vice President — Acquisitions	47
Judith S. Scott	Executive Vice President, General Counsel and Secretary	62
William P. Brophey	Director*	70
Penelope W. Kyle	Director	60
David N. Roberts	Director	45
Scott M. Tabakin	Director*	49
James M. Voss	Director*	65

*	Member of the Company’s audit committee (the “Audit Committee”), which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. In the opinion of the Board, Mr. Voss and Mr. Tabakin are independent directors who qualify as “audit committee financial experts,” pursuant to Section 401(h) of Regulations S-K.
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
     Certain information required by Item 10 is incorporated herein by reference to the section labeled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement in connection with the Company’s 2008 Annual Meeting of Stockholders.
Item 11. Executive Compensation.
     The information required by Item 11 is incorporated herein by reference to (a) the section labeled “Compensation Discussion and Analysis” in the Company’s definitive Proxy Statement in connection with the Company’s 2008 Annual Meeting of Stockholders and (b) the section labeled “Compensation Committee Report” in the Company’s definitive Proxy Statement in connection with the Company’s 2008 Annual Meeting of Stockholders, which section (and the report contained therein) shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of such furnishing in this Item 11.
Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.
     The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement in connection with the Company’s 2008 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions.
     The information required by Item 13 is incorporated herein by reference to Item 5 of this report and to the section labeled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement in connection with the Company’s 2008 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.
     The aggregate fees billed or expected to be billed by KPMG LLP and PricewaterhouseCoopers LLP for the years ended December 31, 2007 and 2006, respectively, are presented in the table below:

	2007	2006
Audit Fees
Annual audit (1)	$483,000	$522,799

Tax Fees	10,900	—

All Other Fees:
Investigation Review Fees (3)	—	58,004
Subscription Fees (2)	1,500	1,500

	1,500	59,504

Total Accountant Fees	$495,400	$582,303

(1)	On March 8, 2007, the Audit Committee dismissed PricewaterhouseCoopers LLP as its independent registered accoutning firm, effective immediately, and subsequently appointed KPMG LLP to serve as its independent registered public accounting firm.

(2)	Subscription fees represent fees paid to KPMG LLP and PricewaterhouseCoopers LLP for an annual subscription to their proprietary research tool during 2007 and 2006, respectively.

(3)	Investigation review fees related to the work performed by PricewaterhouseCoopers LLP to review and assess the adequacy and results of the internal control deficiency investigation initiated by our Audit Committee. See Item 9A. of our Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed on August 3, 2006, for more information.
The Audit Committee’s charter provides that the Audit Committee will:
•	Approve the fees and other significant compensation to be paid to auditors.

•	Review the non-audit services to determine whether they are permissible under current law.

•	Pre-approve the provision of all audit services any permissible non-audit services by the independent auditors and the related fees of the independent auditors therefore.

•	Consider whether the provision of these other services is compatible with maintaining the auditors’ independence.
All the fees paid to KPMG LLP and PricewaterhouseCoopers LLP were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements.
     The following financial statements of the Company are included in Item 8 of this Annual Report on Form 10-K:

Page
Reports of Independent Registered Public Accounting Firms	48-51
Consolidated Balance Sheets as of December 31, 2007 and 2006	52
Consolidated Income Statements for the years ended December 31, 2007, 2006 and 2005	53
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	54
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	55
Notes to Consolidated Financial Statements	56-72
(b) Exhibits.

2.1	Equity Exchange Agreement between Portfolio Recovery Associates, L.L.C. and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1).

2.2	Asset Purchase Agreement dated as of October 1, 2004, by and among Portfolio Recovery Associates, Inc, PRA Location Services, LLC, IGS Nevada, Inc., and James Snead (Incorporated by reference to Exhibit 2.1 of the Form 8-K dated October 7, 2004).

2.3	Asset Purchase Agreement dated as of July 29, 2005, by and among Portfolio Recovery Associates, Inc, PRA Government Services, LLC, Alatax, Inc. and its stockholders (Incorporated by reference to Exhibit 2.1 of the Form 8-K dated August 2, 2005).

3.1	Amended and Restated Certificate of Incorporation of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1).

3.2	Amended and Restated By-Laws of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1).

4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1).

10.1	Employment Agreement, dated December 22, 2005, by and between Steven D. Fredrickson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated January 6, 2006).

10.2	Employment Agreement, dated December 22, 2005, by and between Kevin P. Stevenson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.2 of the Form 8-K dated January 6, 2006).

10.3	Employment Agreement, dated December 22, 2005, by and between Craig A. Grube and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.3 of the Form 8-K dated January 6, 2006).

10.4	Employment Agreement, dated December 22, 2005, by and between Judith S. Scott and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.4 of the Form 8-K dated January 6, 2006).

10.5	Amendment to Employment Agreement, dated March 23, 2006, by and between Judith S. Scott and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated March 24, 2006).

10.6	Portfolio Recovery Associates, Inc. Amended and Restated 2002 Stock Option Plan and 2004 Restricted Stock Plan. (Incorporated by reference to Exhibit 10.9 of the form 10-Q for the period ended June 30, 2004).

10.7	Loan and Security Agreement, dated November 29, 2005, by and between Portfolio Recovery Associates, Inc, Bank of America and Wachovia Bank. (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated December 5, 2005).

10.8	Promissory Note dated November 29, 2005 by and between Portfolio Recovery Associates, Inc, and Bank of America (Incorporated by reference to Exhibit 10.2 of the Form 8-K dated December 5, 2005).

10.9	Promissory Note dated November 29, 2005 by and between Portfolio Recovery Associates, Inc, and Wachovia Bank (Incorporated by reference to Exhibit 10.3 of the Form 8-K dated December 5, 2005).

10.10	Amended and Restated Loan and Security Agreement, dated May 9, 2006, by and between Portfolio Recovery Associates, Inc, Bank of America, Wachovia Bank and RBC Centura Bank. (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated May 11, 2006).

10.11	Second Amendment to the Amended and Restated Loan and Security Agreement, dated May 4, 2007, by and between Portfolio Recovery Associates, Inc, Bank of America, Wachovia Bank and RBC Centura Bank. (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated May 7, 2007).

10.12	Loan Document Modification Agreement, dated October 26, 2007, by and between Portfolio Recovery Associates, Inc, Bank of America, Wachovia Bank and RBC Centura Bank. (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated October 29, 2007).

21.1	Subsidiaries of Portfolio Recovery Associates, Inc.

23.1	Consent of KPMG LLP

23.2	Consent of PricewaterhouseCoopers LLP

24.1	Powers of Attorney (included on signature page).

31.1	Section 302 Certifications of Chief Executive Officer

31.2	Section 302 Certifications of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portfolio Recovery Associates, Inc.
(Registrant)

Dated: February 28, 2008	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

Dated: February 28, 2008	By:	/s/ Kevin P. Stevenson
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

Dated: February 28, 2008	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 28, 2008	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer,
Executive Vice President, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

Dated: February 28, 2008	By:	/s/ William P. Brophey
William P. Brophey
Director

Dated: February 28, 2008	By:	/s/ Penelope W. Kyle
Penelope W. Kyle
Director

Dated: February 28, 2008	By:	/s/ David N. Roberts
David N. Roberts
Director

Dated: February 28, 2008	By:	/s/ Scott M. Tabakin
Scott M. Tabakin
Director

Dated: February 28, 2008	By:	/s/ James M. Voss
James M. Voss
Director