Form 10-K/A
period 2007-12-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2008-03-12
CIK 1185348

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

EXPLANATORY NOTE
     We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007, as originally filed with the Securities and Exchange Commission on February 28, 2008 (the “Annual Report”), to correct two typographical errors in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The two tables affected by these revisions appear in the Supplemental Performance Data section located on page 37 and include the “Cash Collections by Year, By Year of Purchase - Purchased Bankruptcy only Portfolio” and the “Cash Collections by Year, By Year of Purchase - Entire Portfolio less Purchased Bankruptcy Portfolio” tables. There were typographical errors in these tables. This Amendment No. 1 corrects these errors.
     Other than the correction of these typographical errors, this Amendment No. 1 does not include any restatements or corrections of any previously reported financial statements or change any other disclosures other than the updating of the Exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers, including the certification of internal control over financial reporting.
     This Amendment No. 1 continues to speak as of the date of the Annual Report for the year ended December 31, 2007 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Annual Report, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.

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
Cash Collection By Year, By Year of Purchase — Entire Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$102	$9,753
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	437	$23,837
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	882	$35,186
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	2,243	$62,473
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	$100,789
2001	33,479	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	$145,297
2002	42,324	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	16,527	$160,826
2003	61,456	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	30,695	$201,077
2004	59,309	—	—	—	—	—	—	—	—	18,019	46,475	40,424	30,750	$135,668
2005	143,249	—	—	—	—	—	—	—	—	—	18,968	75,145	69,862	$163,975
2006	107,854	—	—	—	—	—	—	—	—	—	—	22,971	53,192	$76,163
2007	263,277	—	—	—	—	—	—	—	—	—	—	—	42,263	$42,263

Total	$776,720	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$262,166	$1,157,307

Cash Collection By Year, By Year of Purchase — Purchased Bankruptcy only Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	Total

1996	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1997	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1998	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1999	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2000	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2001	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2002	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2003	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2004	7,472	—	—	—	—	—	—	—	—	743	4,554	3,956	2,777	$12,030
2005	29,325	—	—	—	—	—	—	—	—	—	3,777	15,500	11,934	$31,211
2006	17,671	—	—	—	—	—	—	—	—	—	—	5,608	9,455	$15,063
2007	81,834	—	—	—	—	—	—	—	—	—	—	—	2,850	$2,850

Total	$136,302	$—	$—	$—	$—	$—	$—	$—	$—	$743	$8,331	$25,064	$27,016	$61,154

Cash Collection By Year, By Year of Purchase — Entire Portfolio less Purchased Bankruptcy Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$102	$9,753
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	437	$23,837
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	882	$35,186
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	2,243	$62,473
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	$100,789
2001	33,479	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	$145,297
2002	42,324	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	16,527	$160,826
2003	61,456	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	30,695	$201,077
2004	51,837	—	—	—	—	—	—	—	—	17,276	41,921	36,468	27,973	$123,638
2005	113,924	—	—	—	—	—	—	—	—	—	15,191	59,645	57,928	$132,764
2006	90,183	—	—	—	—	—	—	—	—	—	—	17,363	43,737	$61,100
2007	181,443	—	—	—	—	—	—	—	—	—	—	—	39,413	$39,413

Total	$640,418	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$152,661	$183,045	$211,329	$235,150	$1,096,153

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