Form 10-Q
period 2008-06-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2008-08-01
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 18, 2008

Common Stock, $0.01 par value	15,360,378

PORTFOLIO RECOVERY ASSOCIATES, INC.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007
(unaudited)
(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$16,333	$16,730
Finance receivables, net	515,367	410,297
Income taxes receivable	3,539	3,022
Property and equipment, net	17,332	16,171
Goodwill	18,620	18,620
Intangible assets, net	4,322	5,046
Other assets	5,775	6,421

Total assets	$581,288	$476,307

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$4,630	$4,055
Accrued expenses	4,647	4,471
Accrued payroll and bonuses	4,833	6,819
Deferred tax liability	72,577	57,579
Line of credit	234,300	168,000
Obligations under capital lease	45	103

Total liabilities	321,032	241,027

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares — 0	—	—
Common stock, par value $0.01, authorized shares, 30,000, issued and outstanding shares — 15,197 at June 30, 2008, and 15,159 at December 31, 2007	152	152
Additional paid-in capital	73,121	71,443
Retained earnings	186,983	163,685

Total stockholders’ equity	260,256	235,280

Total liabilities and stockholders’ equity	$581,288	$476,307

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2008 and 2007
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Income recognized on finance receivables, net	$53,047	$46,387	$105,675	$91,853
Commissions	10,567	8,389	22,043	16,931

Total revenues	63,614	54,776	127,718	108,784

Operating expenses:
Compensation and employee services	20,872	16,681	41,999	33,116
Outside legal and other fees and services	15,118	11,246	29,691	22,683
Communications	2,403	2,005	5,272	3,889
Rent and occupancy	869	739	1,707	1,398
Other operating expenses	1,595	1,478	2,951	2,862
Depreciation and amortization	1,507	1,362	2,976	2,657

Total operating expenses	42,364	33,511	84,596	66,605

Income from operations	21,250	21,265	43,122	42,179

Other income and (expense):
Interest income	3	121	33	300
Interest expense	(2,649)	(339)	(5,149)	(405)

Income before income taxes	18,604	21,047	38,006	42,074

Provision for income taxes	7,178	8,058	14,708	16,204

Net income	$11,426	$12,989	$23,298	$25,870

Net income per common share:
Basic	$0.75	$0.81	$1.53	$1.62
Diluted	$0.75	$0.80	$1.53	$1.60
Weighted average number of shares outstanding:
Basic	15,193	16,005	15,182	15,999
Diluted	15,268	16,168	15,252	16,154
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008
(unaudited)
(Amounts in thousands)

		Additional		Total
	Common	Paid-in	Retained	Stockholders’
	Stock	Capital	Earnings	Equity
Balance at December 31, 2007	$152	$71,443	$163,685	$235,280

Net income	—	—	23,298	23,298
Exercise of stock options and vesting of nonvested shares	—	297	—	297
Amortization of share-based compensation	—	1,163	—	1,163
Income tax benefit from share-based compensation	—	218	—	218

Balance at June 30, 2008	$152	$73,121	$186,983	$260,256

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$23,298	$25,870
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	1,163	1,364
Depreciation and amortization	2,976	2,657
Deferred tax expense	14,998	10,517
Changes in operating assets and liabilities:
Other assets	646	(271)
Accounts payable	575	(435)
Income taxes	(517)	(721)
Accrued expenses	176	821
Accrued payroll and bonuses	(1,986)	(1,918)

Net cash provided by operating activities	41,329	37,884

Cash flows from investing activities:
Purchases of property and equipment	(3,413)	(3,993)
Acquisition of finance receivables, net of buybacks	(163,839)	(102,263)
Collections applied to principal on finance receivables	58,769	40,062

Net cash used in investing activities	(108,483)	(66,194)

Cash flows from financing activities:
Dividends paid	—	(16,070)
Proceeds from exercise of options	297	1,298
Income tax benefit from share-based compensation	218	952
Proceeds from line of credit	83,800	41,000
Principal payments on line of credit	(17,500)	(3,000)
Repurchases of common stock	—	(5,190)
Principal payments on long-term debt	—	(671)
Principal payments on capital lease obligations	(58)	(69)

Net cash provided by financing activities	66,757	18,250

Net decrease in cash and cash equivalents	(397)	(10,060)

Cash and cash equivalents, beginning of period	16,730	25,101

Cash and cash equivalents, end of period	$16,333	$15,041

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,205	$211
Cash paid for income taxes	$2	$5,260
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
     The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I, PRA Holding II, Anchor, IGS, RDS and PRA BS.
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of June 30, 2008, its consolidated income statements for the three and six months ended June 30, 2008 and 2007, its consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2008, and its consolidated statements of cash flows for the six months ended June 30, 2008 and 2007. The income statement of the Company for the three and six months ended June 30, 2008 and 2007 may not be indicative of future results. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A, as filed for the year ended December 31, 2007.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Prior to January 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-3 is effective. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 (and the amended Practice Bulletin 6), rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting the finance receivables, net, on the balance sheet. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as finance receivable amortization). Likewise, cash flows that are less than the accrual will accrete the carrying balance. The Company generally does not allow accretion in the first six to twelve months. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At June 30, 2008 and 2007, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $3,951,461 and $5,142,887, respectively.
     The Company establishes valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At June 30, 2008 and 2007, the Company had an allowance against its finance receivables of $10,975,000 and $1,755,000, respectively. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at June 30, 2008 and 2007 was $2,968,805 and $1,798,722, respectively. During the three and six months ended June 30, 2008, the Company capitalized $297,048 and $867,529, respectively, of these direct acquisition fees. During the three and six months ended June 30, 2007, the Company capitalized $549,937 and $793,709, respectively, of these direct acquisition fees. During the three and six months ended June 30, 2008, the Company amortized $170,685 and $333,640, respectively, of these direct acquisition fees. During the three and six months ended June 30, 2007, the Company amortized $165,106 and $317,708, respectively, of these direct acquisition fees.
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
     Changes in finance receivables, net for the three and six months ended June 30, 2008 and 2007 were as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Balance at beginning of period	$477,754	$243,568	$410,297	$226,447
Acquisitions of finance receivables, net of buybacks	69,608	63,299	163,839	102,263

Cash collections	(85,042)	(64,606)	(164,444)	(131,915)
Income recognized on finance receivables, net	53,047	46,387	105,675	91,853

Cash collections applied to principal	(31,995)	(18,219)	(58,769)	(40,062)

Balance at end of period	$515,367	$288,648	$515,367	$288,648

     At the time of acquisition, the life of each pool is generally estimated to be between 84 to 96 months based on projected amounts and timing of future cash receipts using the proprietary models of the Company. As of June 30, 2008, the Company had $515,366,646 in net finance receivables. Based upon current projections, cash collections applied to principal are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

June 30, 2009	$111,788
June 30, 2010	121,120
June 30, 2011	107,644
June 30, 2012	87,267
June 30, 2013	52,181
June 30, 2014	28,441
June 30, 2015	6,926

$515,367

     During the three and six months ended June 30, 2008, the Company purchased approximately $957.4 million and $2.42 billion, respectively, of face value of charged-off consumer receivables. During the three and six months ended June 30, 2007, the Company purchased approximately $2.54 billion and $4.84 billion, respectively, of face value of charged-off consumer receivables. At June 30, 2008, the estimated remaining collections on the receivables purchased in the three and six months ended June 30, 2008 were $136,486,299 and $310,288,148, respectively. At June 30, 2008, the estimated remaining collections on the receivables purchased in the three and six months ended June 30, 2007 were $99,947,333 and $162,102,214, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of June 30, 2008 and 2007. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Reclassifications to nonaccretable difference from accretable yield results from allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three and six months ended June 30, 2008 and 2007 were as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Balance at beginning of period	$535,559	$354,526	$492,269	$326,775
Income recognized on finance receivables, net	(53,047)	(46,387)	(105,675)	(91,853)
Additions	69,405	74,375	163,390	126,590
Reclassifications from/(to) nonaccretable difference	(2,201)	28,329	(268)	49,331

Balance at end of period	$549,716	$410,843	$549,716	$410,843

     During the three and six months ended June 30, 2008, the Company recorded $4,100,000 and $6,885,000, respectively, in allowance charges on pools that had underperformed the Company’s most recent expectations as of June 30, 2008. During the three and six months ended June 30, 2008, the Company also reversed $140,000 of allowance charges recorded in prior periods. During the three and six months ended June 30, 2007, the Company recorded $90,000 and $700,000, respectively, in allowance charges on pools that had underperformed the Company’s most recent expectations as of June 30, 2007. During the three and six months ended June 30, 2007, the Company also reversed $0 and $245,000, respectively, of allowance charges recorded in prior periods. The change in the valuation allowance for the three and six months ended June 30, 2008 and 2007 is as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Balance at beginning of period	$7,015	$1,665	$4,230	$1,300
Allowance charges recorded	4,100	90	6,885	700
Reversal of previously recorded allowance charges	(140)	—	(140)	(245)

Change in allowance charge	3,960	90	6,745	455

Balance at end of period	$10,975	$1,755	$10,975	$1,755

3. Line of Credit:
     On November 29, 2005, the Company entered into a Loan and Security Agreement for a revolving line of credit jointly offered by Bank of America, N. A. and Wachovia Bank, National Association. The agreement was amended on May 9, 2006 to include RBC Centura Bank as an additional lender, again on May 4, 2007 to increase the line of credit to $150,000,000 and incorporate a $50,000,000 non-revolving fixed rate sub-limit, again on October 26, 2007 to increase the line of credit to $270,000,000, again on March 18, 2008 to increase the non-revolving fixed rate sub-limit to $100,000,000 and again on May 2, 2008 to include SunTrust Bank as an additional lender and to increase the line of credit to $340,000,000. The agreement is a revolving line of credit in an amount equal to the lesser of $340,000,000 or 30% of the Company’s estimated remaining collections of all its eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the LIBOR Market Index Rate plus 1.40% and the facility expires on May 2, 2011. The loan is collateralized by substantially all the tangible and intangible assets of the Company. The agreement provides as follows:

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
•	monthly borrowings may not exceed 30% of estimated remaining collections;

•	funded debt to EBITDA (defined as net income, less income or plus loss from discontinued operations and extraordinary items, plus income taxes, plus interest expense, plus depreciation, depletion, amortization (including finance receivable amortization) and other non-cash charges) ratio must be less than 2.0 to 1.0 calculated on a rolling twelve-month average;

•	tangible net worth must be at least 100% of prior quarter tangible net worth plus 25% of cumulative positive net income since the end of such fiscal quarter, plus 100% of the net proceeds from any equity offering without giving effect to reductions in tangible net worth due to repurchases of up to $100,000,000 of the Company’s common stock; and

•	restrictions on change of control.
     As of June 30, 2008, outstanding borrowings under the facility totaled $234,300,000, of which $50,000,000 was part of the non-revolving fixed rate sub-limit which bears interest at 6.80% and expires on May 4, 2012. As of June 30, 2008, the Company is in compliance with all of the covenants of the agreement.
4. Property and Equipment, net:
     Property and equipment, at cost, consist of the following as of the dates indicated (amounts in thousands):

	June 30,	December 31,
	2008	2007
Software	$7,106	$6,147
Computer equipment	6,378	6,083
Furniture and fixtures	4,912	4,758
Equipment	5,121	4,742
Leasehold improvements	3,317	2,557
Building and improvements	5,841	5,123
Land	992	939
Accumulated depreciation and amortization	(16,335)	(14,178)

Property and equipment, net	$17,332	$16,171

     Depreciation and amortization expense, relating to property and equipment, for the three and six months ended June 30, 2008 was $1,144,893 and $2,252,855, respectively. Depreciation and amortization expense, relating to property and equipment, for the three and six months ended June 30, 2007 was $871,312 and $1,675,526, respectively.
     Beginning in July 2006 upon initiation of certain internally developed software projects, in accordance with the provisions of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company began capitalizing qualifying computer software costs incurred during the application development stage and amortizing them over their estimated useful life of three to five years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of June 30, 2008, the Company has incurred and capitalized $616,325 of these direct payroll costs related to software developed for internal use. Of these costs, $173,610 is for projects that are in the development stage and, therefore are a component of Other Assets. Once the projects are completed, the costs will be transferred to Software and amortized over their estimated useful life of three to five years. Amortization expense for the three and six months ended June 30, 2008 was $22,136 and $44,272, respectively. Amortization expense for the three and six months ended June 30, 2007 was $3,313 and $6,625, respectively. The remaining unamortized costs relating to this internally developed software at June 30, 2008 and 2007 were $376,990 and $57,418, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. Goodwill and Intangible Assets, net:
     With the acquisition of IGS on October 1, 2004, RDS on July 29, 2005 and The Palmer Group on July 25, 2007, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements and goodwill. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is amortizing the IGS client relationships over seven years, the RDS customer relationships over ten years and the non-compete agreements over three years for both the IGS and RDS acquisitions, with a combined original weighted average amortization period of 7.54 years. For The Palmer Group acquisition, the Company is amortizing the customer relationship over the remaining life of the contract, which at the date of acquisition, was 29 months. The Company reviews these relationships at least annually for impairment. Total amortization expense was $361,670 and $723,340 for the three and six months ended June 30, 2008, respectively. Total amortization expense was $490,670 and $981,339 for the three and six months ended June 30, 2007, respectively. In addition, goodwill, pursuant to SFAS 142, is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2007, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2007, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through June 30, 2008 that would necessitate an impairment charge to goodwill or the other intangible assets. The Company will undergo its annual goodwill review during the fourth quarter of 2008. At June 30, 2008 and December 31, 2007, the carrying value of goodwill was $18,620,277.
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
     Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2002. All stock-based compensation measured under the provisions of APB 25 became fully vested during 2002. All stock-based compensation expense recognized thereafter was derived from stock-based compensation based on the fair value method prescribed in SFAS 123. Effective January 1, 2006, the Company adopted SFAS No. 123R (“SFAS 123R”), “Share-Based Payment” using the modified prospective approach. The adoption of SFAS 123R had no material impact on the Company’s Consolidated Income Statement or on previously reported interim periods. As of June 30, 2008, total future compensation costs related to nonvested awards of stock options and nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program) is estimated to be $11,000 and $3.9 million, respectively, with a weighted average remaining life of 1.6 years for stock options and 3.1 years for nonvested shares (not including nonvested shares granted under the Long-Term Incentive Programs). Based upon historical data, the Company used an annual forfeiture rate of 13.72% for stock options and 15-35% for nonvested shares for most of the employee grants. Grants made to key employee hires and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group. In addition, commensurate with the adoption of SFAS 123R, all previous references to “restricted” stock are now referred to as “nonvested” shares.
     Total share-based compensation expense was $424,006 and $1,162,601 for the three and six months ended June 30, 2008, respectively. Total share-based compensation expense was $837,758 and $1,364,364 for the three and six months ended June 30, 2007, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of SFAS 123R (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was $210,733 and $452,817 for the three and six months ended June 30, 2008, respectively. The total tax benefit realized from share-based compensation was $1.2 million and $1.3 million for the three and six months ended June 30, 2007, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options
     The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 (the “Amended Plan”) to enable the Company to issue nonvested shares of stock to its employees and directors. The Amended Plan was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012. With the exception of the Long-Term Incentive Program, all options and nonvested shares issued under the Amended Plan vest ratably over five years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. At June 30, 2008, 895,000 options have been granted under the Amended Plan, of which 118,305 have been cancelled.
     The Company granted no options during the three or six months ended June 30, 2008 and 2007. All of the stock options which have been granted under the Amended Plan were granted to employees of the Company except for 40,000 which were granted to non-employee directors. The total intrinsic value of options exercised during the three and six months ended June 30, 2008 was approximately $70,000 and $550,000, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was approximately $2.4 million and $2.6 million, respectively.
     The following summarizes all option related transactions from December 31, 2006 through June 30, 2008 (amounts in thousands except per share amounts):

		Weighted-Average	Weighted-Average
	Options	Exercise Price Per	Fair Value Per
	Outstanding	Share	Share
December 31, 2006	301	$16.43	$3.27
Exercised	(130)	15.97	3.33
Cancelled	(8)	13.00	2.71

December 31, 2007	163	16.97	3.25
Exercised	(23)	13.14	2.74
Cancelled	(1)	25.48	5.48

June 30, 2008	139	$17.51	$3.31

     The following information is as of June 30, 2008 (amounts in thousands except per share amounts):

	Options Outstanding				Options Exercisable
			Weighted-Average			Weighted-Average
Exercise	Number	Average Remaining	Exercise Price Per	Aggregate	Number	Exercise Price Per	Aggregate
Prices	Outstanding	Contractual Life	Share	Intrinsic Value	Exercisable	Share	Intrinsic Value
$13.00	93	1.4	$13.00	$2,272	93	$13.00	$2,272
$16.16	6	1.4	16.16	139	6	16.16	139
$27.77 – $29.79	40	2.2	28.19	372	27	28.27	249

Total as of June 30, 2008	139	1.6	$17.51	$2,783	126	$16.43	$2,660

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
     The following summarizes all nonvested share transactions from December 31, 2006 through June 30, 2008 (amounts in thousands except per share amounts):

	Nonvested	Weighted-
	Shares	Average Price
	Outstanding	at Grant Date
December 31, 2006	171	$40.59
Granted	9	43.42
Vested	(41)	38.74
Cancelled	(16)	38.23

December 31, 2007	123	41.72
Granted	15	38.26
Vested	(15)	45.42
Cancelled	(10)	38.99

June 30, 2008	113	$41.01

     The total grant date fair value of shares vested during the three and six months ended June 30, 2008 was $517,345 and $679,870, respectively. The total grant date fair value of shares vested during the three and six months ended June 30, 2007 was $556,566 and $697,056, respectively.
Long-Term Incentive Programs
     Pursuant to the Amended Plan, on March 30, 2007 and January 4, 2008, the Compensation Committee approved the grant of 96,550 and 80,000, respectively, of performance based nonvested shares. The shares were granted to key employees of the Company. The grant is performance based and cliff vests after the requisite service period of three years if certain financial goals are met. The goals are based upon cumulative diluted earnings per share (“EPS”) totals for the 2007, 2008 and 2009 years for the 2007 grant and EPS totals for the 2008, 2009 and 2010 years for the 2008 grant, as well as the return on invested capital for the same periods. The number of shares granted can double if the financial goals are exceeded or no shares can be granted if the financial goals are not met. For both the 2007 and 2008 grants, the Company is expensing the nonvested shares over the requisite service period of three years beginning January 1, 2007 and 2008, respectively. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. At June 30, 2008, total future compensation costs related to nonvested share awards granted under the Long-Term Incentive Programs are estimated to be approximately $2.6 million. The Company assumed a 7.5% forfeiture rate for these grants and the shares have a weighted average life of 1.96 years at June 30, 2008. The following summarizes all performance based nonvested share transactions from December 31, 2006 through June 30, 2008 (amounts in thousands except per share amounts):

	Performance Based	Weighted-
	Nonvested Shares	Average Price
	Outstanding	at Grant Date
December 31, 2006	—	$—
Granted	97	44.65
Cancelled	(2)	44.65

December 31, 2007	95	44.65
Granted	80	36.22
Cancelled	(4)	41.10

June 30, 2008	171	$40.78

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
     The Company adopted the provisions of FIN 48 with respect to all of its tax positions as of January 1, 2007. Total unrecognized tax benefits at June 30, 2008 and 2007 were approximately $180,000 and $388,000, respectively. Due to the approval by the Internal Revenue Service of an application for a change in accounting method with respect to one of the Company’s tax positions, the balance of unrecognized tax benefits at the date adoption was reduced by $208,000. This reduction did not have an impact on the annual effective rate since the ultimate deductibility of these benefits was highly certain, and only the timing of deductibility was uncertain. The remaining unrecognized tax benefits balance of $180,000 at June 30, 2008 relates to items that when recognized would result in an adjustment to additional paid-in capital and, therefore, would not affect the annual effective tax rate.
     The Company was notified on June 21, 2007 that it is currently being examined by the Internal Revenue Service for the 2005 calendar year. At June 30, 2008, the tax years that remain subject to examination by the major taxing jurisdictions, including the Internal Revenue Service, are 2002 and subsequent years. The 2002 and 2003 tax years are still open to examination because of net operating losses that originated in those years but were not fully utilized until the 2004 and 2005 tax years.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     FIN 48 requires the recognition of interest, if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. Penalties and interest may be classified as either penalties and interest expense or income tax expense. Management has elected to classify accrued penalties and interest as income tax expense. Accrued penalties and interest as of January 1, 2007, in the amount of $77,000, were recorded to beginning of year retained earnings at the date of adoption. Due to the approved application for change in accounting method, the balance of accrued penalties and interest was reduced by $67,000 during 2007. There were no material increases to the amount of accrued interest and penalties for the three or six months ended June 30, 2008.
8. Earnings per Share:
     Basic EPS are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three and six months ended June 30, 2008 and 2007 (amounts in thousands except per share amounts):

	For the three months ended June 30,
		2008			2007
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$11,426	15,193	$0.75	$12,989	16,005	$0.81
Dilutive effect of stock options and nonvested share awards		75			163

Diluted EPS	$11,426	15,268	$0.75	$12,989	16,168	$0.80

	For the six months ended June 30,
		2008			2007
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$23,298	15,182	$1.53	$25,870	15,999	$1.62
Dilutive effect of stock options and nonvested share awards		70			155

Diluted EPS	$23,298	15,252	$1.53	$25,870	16,154	$1.60

     There were no antidilutive options or nonvested shares outstanding for the three or six months ended June 30, 2008 or 2007.
9. Commitments and Contingencies:
Employment Agreements:
     The Company has employment agreements with all of its executive officers and with several members of its senior management group, most of which expire on December 31, 2008. Such agreements provide for base salary payments as well as bonus entitlement, based on the attainment of specific personal and Company goals. Estimated future compensation under these agreements is approximately $4.0 million and is expected to be paid through December 31,2011. The agreements also contain confidentiality and non-compete provisions.
Leases:
     The Company is party to various operating and capital leases with respect to its facilities and equipment. For further discussion of these leases please refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A, as filed for the year ended December 31,2007.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Forward Flow Agreements:
     The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at June 30, 2008 is approximately $89.6 million.
Litigation:
     The Company is from time to time subject to routine legal proceedings which are incidental to the ordinary course of our business. The Company initiates lawsuits against consumers and is occasionally countersued by them in such actions. Also, consumers initiate litigation against the Company, in which they allege that the Company has violated a state or federal law in the process of collecting on an account. The Company believes that the results of any pending legal proceedings will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The Company adopted of SFAS 159 on January 1, 2008, which had no material impact on its financial statements
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions consummated in fiscal years beginning after December 15, 2008. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions that the Company consummates after the effective date.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company believes SFAS 160 will have no material impact on its consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. The Company is currently evaluating what impact SFAS 161 will have on its consolidated financial statements.
     In April 2008, the FASB issued Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating what impact FSP 142-3 will have on its consolidated financial statements.
11. Subsequent Event:
     On July 1, 2008, the Company acquired 100% of the membership interests of MuniServices, LLC (“MuniServices”), a privately held company specializing in revenue enhancement for government clients. The transaction was completed at a price of $24.6 million, consisting of $22.5 million in cash and $2.1 million in PRA Inc common stock. The total purchase price could increase by a total of $4.5 million in stock through contingent payments in 2008 and 2009, related to specific operating goals. MuniServices President and Chief Executive Officer, Marc Herman, and his top management team have signed long-term employment agreements and will continue to manage MuniServices.
     The common stock component of the purchase price resulted in the issuance of 163,622 shares of unregistered stock to the sellers of MuniServices of which 112,018 shares are being held in escrow and are subject to the earn out and target revenue provisions of the asset purchase agreement. The share count was determined by using a formula agreed to by both parties and contained within the asset purchase agreement.
     The Company is currently in the process of obtaining an independent valuation of the acquisition. When completed, the Company will account for the acquisition in accordance with FAS141, “Business Combinations” and will apply the provisions of FAS142, “Goodwill and Other Intangible Assets” to the acquired intangible assets.

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

Results of Operations
     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues:
Income recognized on finance receivables, net	83.4%	84.7%	82.7%	84.4%
Commissions	16.6%	15.3%	17.3%	15.6%

Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	32.8%	30.5%	32.9%	30.4%
Outside legal and other fees and services	23.7%	20.5%	23.3%	20.9%
Communications	3.8%	3.7%	4.1%	3.6%
Rent and occupancy	1.4%	1.3%	1.3%	1.3%
Other operating expenses	2.5%	2.7%	2.3%	2.6%
Depreciation and amortization	2.4%	2.5%	2.3%	2.4%

Total operating expenses	66.6%	61.2%	66.2%	61.2%

Income from operations	33.4%	38.8%	33.8%	38.8%
Other income and (expense):
Interest income	0.1%	0.2%	0.0%	0.3%
Interest expense	(4.2%)	(0.6%)	(4.0%)	(0.4%)

Income before income taxes	29.3%	38.4%	29.8%	38.7%
Provision for income taxes	11.3%	14.7%	11.5%	14.9%

Net income	18.0%	23.7%	18.3%	23.8%

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
Three Months Ended June 30, 2008 Compared To Three Months Ended June 30, 2007
Revenues
     Total revenues were $63.6 million for the three months ended June 30, 2008, an increase of $8.8 million or 16.1% compared to total revenues of $54.8 million for the three months ended June 30, 2007.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $53.0 million for the three months ended June 30, 2008, an increase of $6.6 million or 14.2% compared to income recognized on finance receivables, net of $46.4 million for the three months ended June 30, 2007. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $85.0 million from $64.6 million, an increase of 31.6%. Our finance receivables amortization rate, including the allowance charge, on our owned portfolio for the three months ended June 30, 2008 was 37.6% while for the three months ended June 30, 2007 it was 28.2%. During the three months ended June 30, 2008, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $957.4 million at a cost of $71.1 million. During the three months ended June 30, 2007, we acquired defaulted consumer receivable portfolios with an aggregate face value of $2.54 billion at a cost of $63.4 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price, we intend to target a similar internal rate of return in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.

     Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under SOP 03-3, which requires that a valuation allowance be taken for decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended June 30, 2008 we recorded net allowance charges of $3,960,000. For the three months ended June 30, 2007. we recorded net allowance charges of $90,000.
Commissions
     Commissions were $10.6 million for the three months ended June 30, 2008, an increase of $2.2 million or 26.2% compared to commissions of $8.4 million for the three months ended June 30, 2007, Commissions grew as a result of increases in revenue generated by our IGS fee-for-service business and RDS government processing and collection business partially offset by a decrease in our Anchor contingent fee business compared to the prior year period.
Operating Expenses
     Total operating expenses were $42.4 million for the three months ended June 30, 2008, an increase of $8.9 million or 26.6% compared to total operating expenses of $33.5 million for the three months ended June 30, 2007. Total operating expenses, including compensation and employee services expenses, were 44.3% of cash receipts for the three months ended June 30, 2008 compared to 45.9% for the same period in 2007.
Compensation and Employee Services
     Compensation and employee services expenses were $20.9 million for the three months ended June 30, 2008, an increase of $4.2 million or 25.1% compared to compensation and employee services expenses of $16.7 million for the three months ended June 30, 2007. Compensation and employee services expenses increased as total employees grew 24.8% to 1,798 as of June 30, 2008 from 1,441 as of June 30, 2007. Compensation and employee services expenses as a percentage of cash receipts decreased to 21.8% for the three months ended June 30, 2008 from 22.9% of cash receipts for the same period in 2007, mainly due to increased productivity in non-legal cash collections compared to the prior year period as well as increased productivity in our IGS fee-for-service business.
Outside Legal and Other Fees and Services
     Outside legal and other fees and services expenses were $15.1 million for the three months ended June 30, 2008, an increase of $3.9 million or 34.8% compared to outside legal and other fees and services expenses of $11.2 million for the three months ended June 30, 2007. Of the $3.9 million increase, $1.9 million was attributable to increases in agency fees mainly incurred by our IGS subsidiary, $0.2 million was attributable to an increase in legal and accounting fees, $0.5 million was attributable to an increase in other outside fees and services, and a $0.1 million decrease in credit bureau fees. The remaining $1.4 million of the increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth we experienced in our portfolio of defaulted consumer receivables and a portfolio management strategy shift implemented in mid-2002. This strategy resulted in our referring to the legal suit process more previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections generated by independent contingent fee attorneys represented 26.4% of total cash collections for the three months ended June 30, 2008 compared to 32.4% for the three months ended June 30, 2007. Total outside legal expenses for the three months ended June 30, 2008 were 40.1% of legal cash collections generated by independent contingent fee attorneys compared to 36.6% for the three months ended June 30, 2007. Additionally, as disclosed previously, we also effectuate legal collections using our own in house attorneys. Their results are not shown in the legal cash collections generated by independent contingent fee attorneys, however, the court costs they generate are included in this expense line item. Our in house attorneys contributed $1.9 million and $1.4 million in cash collections for the three months ended June 30, 2008 and 2007, respectively. Taking that into consideration, if we exclude the legal fees and costs incurred by our in house attorneys, the outside legal expenses to legal cash collection ratio would change from 40.1% to 36.1% for the three months ended June 30, 2008 and from 36.6% to 35.2% for the three months ended June 30, 2007. Outside legal fees and costs increased from $7.6 million for the three months ended June 30, 2007 to $9.0 million, an increase of $1.4 million or 18.4%, for the three months ended June 30, 2008.

Communications
     Communications expenses were $2.4 million for the three months ended June 30, 2008, an increase of $0.4 million or 20.0% compared to communications expenses of $2.0 million for the three months ended June 30, 2007. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailing expenses were responsible for 40.4% of this increase, while the remaining 59.6% was mainly attributable to higher telephone expenses.
Rent and Occupancy
     Rent and occupancy expenses were $869,000 for the three months ended June 30, 2008, an increase of $130,000 or 17.6% compared to rent and occupancy expenses of $739,000 for the three months ended June 30, 2007. The increase was primarily due to the addition of our new Norfolk, Virginia administrative and executive facility as well as increased utility charges.
Other Operating Expenses
     Other operating expenses were $1.6 million for the three months ended June 30, 2008, an increase of $0.1 million or 6.7% compared to other operating expenses of $1.5 million for the three months ended June 30, 2007. The increase was due to increases in taxes (non-income), fees and licenses, repairs and maintenance, dues and subscriptions and other miscellaneous expenses, as well as decreases in travel and meals, hiring, and insurance expenses. Taxes (non-income), fees and licenses expenses increased by $18,000, repairs and maintenance expenses increased by $63,000, dues and subscriptions expenses increased by $15,000, and other miscellaneous expenses increased by $119,000. Travel and meals expenses decreased by $31,000, hiring expenses decreased by $52,000, and insurance expenses decreased by $15,000.
Depreciation and Amortization
     Depreciation and amortization expenses were $1.5 million for the three months ended June 30, 2008, an increase of $0.1 million or 7.1% compared to depreciation and amortization expenses of $1.4 million for the three months ended June 30, 2007. The increase is mainly due to capital purchases in our new administrative and executive facility in Norfolk, Virginia and continued capital expenditures on equipment, software and computers related to our growth and systems upgrades.
Interest Income
     Interest income was $3,000 for the three months ended June 30, 2008, a decrease of $118,000 compared to interest income of $ 121,000 for the three months ended June 30, 2007. This decrease is the result of lower average invested cash and cash equivalents balances during the three months ended June 30, 2008 compared to the same period in 2007.
Interest Expense
     Interest expense was $2.6 million for the three months ended June 30, 2008, an increase of $2.3 million compared to interest expense of $0.3 million for the three months ended June 30, 2007. The increase is mainly due to a significant increase in outstanding borrowings on our line of credit during the three months ended June 30, 2008 compared to the same period in 2007.
Provision for Income Taxes
     Income tax expense was $7.2 million for the three months ended June 30, 2008, a decrease of $0.9 million or 11.1% compared to income tax expense of $8.1 million for the three months ended June 30, 2007. The decrease is mainly due to an 11.6% decrease in pretax income partially offset by a slight increase in the effective tax rate to 38.6% for the three months ended June 30, 2008, as compared to 38.3% for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007
Revenues
     Total revenues were $127.7 million for the six months ended June 30, 2008, an increase of $18.9 million or 17.4% compared to total revenues of $108.8 million for the six months ended June 30, 2007.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $105.7 million for the six months ended June 30, 2008, an increase of $13.8 million or 15.0% compared to income recognized on finance receivables, net of $91.9 million for the six months ended June 30, 2007. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $164.4 million from $131.9 million, an increase of 24.6%. Our finance receivables amortization rate, including the allowance charge, on our owned portfolio for the six months ended June 30, 2008 was 35.7% while for the six months ended June 30, 2007 it was 30.4%. During the six months ended June 30, 2008, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $2.42 billion at a cost of $166.6 million. During the six months ended June 30, 2007, we acquired defaulted consumer receivable portfolios with an aggregate face value of $4.84 billion at a cost of $103.0 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price, we intend to target a similar internal rate of return in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables, net is shown net of valuation allowances recognized under SOP 03-3, which requires that a valuation allowance be taken for decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the six months ended June 30, 2008, we recorded net allowance charges of $6,745,000. For the six months ended June 30, 2007, we recorded net allowance charges of $455,000.
Commissions
     Commissions were $22.0 million for the six months ended June 30, 2008, an increase of $5.1 million or 30.2% compared to commissions of $16.9 million for the six months ended June 30, 2007. Commissions grew as a result of increases in revenue generated by our IGS fee-for-service business and RDS government processing and collection business partially offset by a decrease in our Anchor contingent fee business compared to the prior year period.
Operating Expenses
     Total operating expenses were $84.6 million for the six months ended June 30, 2008, an increase of $18.0 million or 27.0% compared to total operating expenses of $66.6 million for the six months ended June 30, 2007. Total operating expenses, including compensation and employee services expenses, were 45.4% of cash receipts for the six months ended June 30, 2008 compared to 44.8% for the same period in 2007.
Compensation and Employee Services
     Compensation and employee services expenses were $42.0 million for the six months ended June 30, 2008, an increase of $8.9 million or 26.9% compared to compensation and employee services expenses of $33.1 million for the six months ended June 30, 2007. Compensation and employee services expenses increased as total employees grew 24.8% to 1,798 as of June 30, 2008 from 1,441 as of June 30, 2007. Compensation and employee services expenses as a percentage of cash receipts increased to 22.5% for the six months ended June 30, 2008 from 22.3% of cash receipts for the same period in 2007, mainly due to a significant increase in employee staffing, especially in our newer Jackson, Tennessee call center, with a corresponding decrease in collector productivity caused mostly by the addition of this less tenured collection staff.

Outside Legal and Other Fees and Services
     Outside legal and other fees and services expenses were $29.7 million for the six months ended June 30, 2008, an increase of $7.0 million or 30.8% compared to outside legal and other fees and services expenses of $22.7 million for the six months ended June 30, 2007. Of the $7.0 million increase, $0.7 million was attributable to increases in outside fees and services, $3.6 million was attributable to increases in agency fees mainly incurred by our IGS subsidiary, $0.4 million was attributable to an increase in legal and accounting fees, and the remaining $2.3 million of the increase was attributable to the increased cash collections resulting from the increased number of accounts referred to independent contingent fee attorneys. This increase is consistent with the growth we experienced in our portfolio of defaulted consumer receivables and a portfolio management strategy shift implemented in mid-2002. This strategy resulted in our referring to the legal suit process more previously unsuccessfully liquidated accounts that have an identified means of repayment but that are nearing their legal statute of limitations, than had been referred historically. Legal cash collections generated by independent contingent fee attorneys represented 27.0% of total cash collections for the six months ended June 30, 2008 compared to 31.7% for the six months ended June 30, 2007. Total outside legal expenses for the six months ended June 30, 2008 were 39.5% of legal cash collections generated by independent contingent fee attorneys compared to 36.4% for the six months ended June 30, 2007. Additionally, as disclosed previously, we also effectuate legal collections using our own in house attorneys. Their results are not shown in the legal cash collections generated by independent contingent fee attorneys, however, the court costs they generate are included in this expense line item. Our in house attorneys contributed $3.8 million and $2.8 million in cash collections for the six months ended June 30, 2008 and 2007, respectively. Taking that into consideration, if we exclude the legal fees and costs incurred by our in house attorneys, the outside legal expenses to legal cash collection ratio would change from 39.5% to 36.3% for the six months ended June 30, 2008 and from 36.4% to 34.6% for the six months ended June 30, 2007. Outside legal fees and costs increased from $15.2 million for the six months ended June 30, 2007 to $17.5 million, an increase of 15.1%, for the six months ended June 30, 2008.
Communications
     Communications expenses were $5.3 million for the six months ended June 30, 2008, an increase of $1.4 million or 35.9% compared to communications expenses of $3.9 million for the six months ended June 30, 2007. The increase was attributable to growth in mailings and higher telephone expenses incurred to collect on a greater number of defaulted consumer receivables owned and serviced. Mailing expenses were responsible for 67.7% of this increase, while the remaining 32.3% was attributable to higher telephone expenses.
Rent and Occupancy
     Rent and occupancy expenses were $1.7 million for the six months ended June 30, 2008, an increase of $0.3 million or 21.4% compared to rent and occupancy expenses of $1.4 million for the six months ended June 30, 2007. The increase was primarily due to the addition of our new Norfolk, Virginia administrative and executive facility as well as increased utility charges.
Other Operating Expenses
     Other operating expenses were $3.0 million for the six months ended June 30, 2008, an increase of $0.1 million or 3.4% compared to other operating expenses of $2.9 million for the six months ended June 30, 2007. The increase was due to increases in repairs and maintenance, hiring, dues and subscriptions, advertising and marketing, and other miscellaneous expenses, as well as decreases in taxes (non-income), fees and licenses, travel and meals, and insurance. Repairs and maintenance expenses increased by $54,000, hiring expenses increased by $10,000, dues and subscriptions expenses increased by $29,000, advertising and marketing expenses increased by $11,000, and other miscellaneous expenses increased by $85,000. Travel and meals expenses decreased by $56,000, taxes (non-income), fees and licenses expenses decreased by $17,000, and insurance expenses decreased by $27,000.

Depreciation and Amortization
     Depreciation and amortization expenses were $3.0 million for the six months ended June 30, 2008, an increase of $0.3 million or 11.1% compared to depreciation and amortization expenses of $2.7 million for the six months ended June 30, 2007. The increase is mainly due to capital purchases in our new administrative and executive facility in Norfolk, Virginia and continued capital expenditures on equipment, software and computers related to our growth and systems upgrades.
Interest Income
     Interest income was $33,000 for the six months ended June 30, 2008, a decrease of $267,000 compared to interest income of $300,000 for the six months ended June 30, 2007. This decrease is the result of lower average invested cash and cash equivalents balances during the six months ended June 30, 2008 compared to the same period in 2007.
Interest Expense
     Interest expense was $5.1 million for the six months ended June 30, 2008, an increase of $4.7 million compared to interest expense of $0.4 million for the six months ended June 30, 2007. The increase is due to a higher average outstanding balance on our line of credit during the six months ended June 30, 2008 compared to the same period in 2007.
Provision for Income Taxes
     Income tax expense was $14.7 million for the six months ended June 30, 2008, a decrease of $1.5 million or 9.3% compared to income tax expense of $16.2 million for the six months ended June 30, 2007. The decrease is mainly due to a 9.7% decrease in pre-tax income, partially offset by a slight increase in the effective tax rate to 38.7% for the six months ended June 30, 2008, as compared to 38.5% for the six months ended June 30, 2007.

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
Entire Portfolio ($ in thousands)

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	June 30, 2008(2)	at June 30, 2008(3)	Sales	Collections(4)	Collections(5)	Purchase Price(6)
1996	$3,080	$0	0%	$9,863	$15	$9,878	321%
1997	$7,685	$0	0%	$24,551	$101	$24,652	321%
1998	$11,089	$0	0%	$35,535	$192	$35,727	322%
1999	$18,898	$0	0%	$63,989	$605	$64,594	342%
2000	$25.020	$0	0%	$103,230	$3,399	$106,629	426%
2001	$33,481	$278	1%	$154,232	$6,198	$160,430	479%
2002	$42,325	$0	0%	$166,128	$7,149	$173,277	409%
2003	$61,450	$3,122	5%	$211,522	$22,331	$233,853	381%
2004	$59,180	$5,929	10%	$146.233	$34,343	$180,576	305%
2005	$143,219	$59,327	41%	$191,617	$130,625	$322,242	225%
2006	$107,807	$65,071	60%	$98,366	$128,986	$227,352	211%
2007	$260,606	$221,081	85%	$105,491	$420,851	$526,342	202%
YTD 2008	$166,667	$160,559	96%	$18,251	$310,288	$328,539	197%
Purchased Bankruptcy Portfolio ($ in thousands)

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	June 30, 2008(2)	at June 30, 2008(3)	Sales	Collections(4)	Collections(5)	Purchase Price(6)
1996	$0	$0	0%	$0	$0	$0	0%
1997	$0	$0	0%	$0	$0	$0	0%
1998	$0	$0	0%	$0	$0	$0	0%
1999	$0	$0	0%	$0	$0	$0	0%
2000	$0	$0	0%	$0	$0	$0	0%
2001	$0	$0	0%	$0	$0	$0	0%
2002	$0	$0	0%	$0	$0	$0	0%
2003	$0	$0	0%	$0	$0	$0	0%
2004	$7,470	$825	11%	$12,910	$1,644	$14,554	195%
2005	$29,302	$5,505	19%	$35,252	$8,774	$44,026	150%
2006	$17,643	$4,871	28%	$18,595	$9,802	$28,397	161%
2007	$80,378	$71,753	89%	$16,627	$103,731	$120,358	150%
YTD 2008	$56,067	$55,400	99%	$2,322	$88,536	$90,858	162%
Entire Portfolio Less Purchased Bankruptcy Portfolio ($ in thousands)

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	June 30, 2008(2)	at June 30,2008(3)	Sales	Collections(4)	Collections(5)	Purchase Price(6)
1996	$3,080	$0	0%	$9,863	$15	$9,878	321%
1997	$7,685	$0	0%	$24,551	$101	$24,652	321%
1998	$11,089	$0	0%	$35,535	$192	$35,727	322%
1999	$18,898	$0	0%	$63,989	$605	$64,594	342%
2000	$25,020	$0	0%	$103,230	$3,399	$106,629	426%
2001	$33,481	$278	1%	$154,232	$6,198	$160,430	479%
2002	$42,325	$0	0%	$166,128	$7,149	$173,277	409%
2003	$61,450	$3,122	5%	$211,522	$22,331	$233,853	381%
2004	$51,710	$5,104	10%	$133,323	$32,699	$166,022	321%
2005	$113,917	$53,822	47%	$156,365	$121,851	$278,216	244%
2006	$90,164	$60,200	67%	$79,771	$119,184	$198,955	221%
2007	$180,228	$149,328	83%	$88,864	$317,120	$405,984	225%
YTD 2008	$110,600	$105,159	95%	$15,929	$221,752	$237,681	215%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Unamortized purchase price balance refers to the purchase price less Finance receivable amortization over the life of the portfolio.

(3)	Percentage of purchase price remaining unamortized refers to the amount of unamortized purchase price divided by the purchase price.

(4)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(5)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(6)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.
     The following graph shows the purchase price of our owned portfolios by year beginning in 1996 and includes the year to date acquisition amount for the six months ended June 30, 2008 and 2007. The purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts.
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
     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates our ability to realize significant multi-year cash collection streams on our owned pools:
Cash Collections By Year, By Year of Purchase — Entire Portfolio

($ in thousands)
Purchase	Purchase						Cash Collection		Period					YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$102	$48	$9,801
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	437	211	$24,048
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	882	318	$35,504
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	2,243	823	$63,296
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	1,979	$102,768
2001	33,481	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	3,444	$148,741
2002	42,325	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	16,527	5,291	$166,117
2003	61,450	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	30,695	10,445	$211,522
2004	59,180	—	—	—	—	—	—	—	—	18,019	46,475	40,424	30,750	10,558	$146,226
2005	143,219	—	—	—	—	—	—	—	—	—	18,968	75,145	69,862	27,643	$191,618
2006	107,807	—	—	—	—	—	—	—	—	—	—	22,971	53,192	22,204	$98,367
2007	260,506	—	—	—	—	—	—	—	—	—	—	—	42,263	63,229	$105,492
YTD 2008	166,657	—	—	—	—	—	—	—	—	—	—	—	—	18,251	$18,251

Total	$940,507	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$262,166	$164,444	$1,321,751

Cash Collections By Year, By Year of Purchase — Purchased Bankruptcy Only Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period												YTD
Period	Price	1996	1997	1993	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	Total

1996	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1997	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1998	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1999	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2000	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2001	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2002	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2003	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2004	7,470	—	—	—	—	—	—	—	—	743	4,554	3,956	2,777	880	$12,910
2005	29,302	—	—	—	—	—	—	—	—	—	3,777	15,500	11,934	4,041	$35,252
2006	17,643	—	—	—	—	—	—	—	—	—	—	5,608	9,455	3,531	$18,594
2007	80,378	—	—	—	—	—	—	—	—	—	—	—	2,850	13,777	$16,627
YTD 2008	56,067	—	—	—		—	—	—	—	—	—	—	—	2,323	$2,323

Total	$190,860	$—	$—	$—	$—	$—	$—	$—	$—	$743	$8,331	$25,064	$27,016	$24,552	$85,706

Cash Collections By Year, By Year of Purchase — Entire Portfolio less Purchased Bankruptcy Portfolio

($ in thousands)
Purchase	Purchase				Cash Collection Period									YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$102	$48	$9,801
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	437	211	$24,048
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	882	318	$35,504
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	2,243	823	$63,296
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	1,979	$102,768
2001	33,481	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	3,444	$148,741
2002	42,325	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	16,527	5,291	$166,117
2003	61,450	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	30,695	10,445	$211,522
2004	51,710	—	—	—	—	—	—	—	—	17,276	41,921	36,468	27,973	9,678	$133,316
2005	113,917	—	—	—	—	—	—	—	—	—	15,191	59,645	57,928	23,602	$156,366
2006	90,164	—	—	—	—	—	—	—	—	—	—	17,363	43,737	18,673	$79,773
2007	180,228	—	—	—	—	—	—	—	—	—	—	—	39,413	49,452	$88,865
YTD 2008	110,600	—	—	—	—	—	—	—	—	—	—	—	—	15,928	$15,928

Total	$749,647	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$152,661	$183,045	$211,329	$235,150	$139,892	$1,236,045

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
Collector by Tenure

Collector FTE at:	12/31/04	12/31/05	12/31/06	12/31/07	06/30/07	06/30/08
One year + [l]	298	327	340	327	360	348
Less than one year [2]	349	364	375	553	481	744
Total [2]	647	691	715	880	841	1,092

[1]	Calculated based on actual employees (collectors) with one year of service or more.

[2]	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.
Monthly Cash Collections by Tenure
     Effective beginning in the third quarter of 2007, we are no longer able to produce this data. Changes in our collection processes and call flows would create data statistics that would be historically inconsistent.
YTD Cash Collections per Hour Paid l

Average performance YTD	12/31/04	12/31/05	12/31/06	12/31/07	06/30/07	06/30/08
Total cash collections	$117.59	$133.39	$146.03	$135.77	$148.52	$134.56
Non-legal cash collections [2]	$82.06	$89.25	$99.06	$91.93	$101.39	$97.60
Non-bk cash collections [3]	—	$128.02	$132.15	$123.10	$134.83	$115.71

[1]	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

[2]	Represents total cash collections less legal cash collections.

[3]	Represents total cash collections less bankruptcy cash collections. Although we began bankruptcy portfolio purchasing in 2004, we began calculating this metric in 2005.

     Cash collections have substantially exceeded revenue in each quarter since our formation. The following chart illustrates the consistent excess of our cash collections on our owned portfolios over the income recognized on finance receivables, net on a quarterly basis. The difference between cash collections and income recognized is referred to as payments applied to principal. It is also referred to as finance receivable amortization. This finance receivable amortization is the portion of cash collections that is used to recover the cost of the portfolio investment represented on the balance sheet.
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
Quarterly Cash Collections(1)

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q22008	Q12008	Q42007	Q32007	Q22007	Q12007	Q42006	Q32006	Q22006

Call Center Collections & Other	$48,839	$46,702	$36,994	$37,450	$37,464	$39,241	$32,437	$32,686	$33,736
Legal	22,471	21,880	20,861	21,384	20,91l	20,844	19,762	19,607	19,058
Purchased Bankruptcy	13,732	10,820	7,245	6,317	6,231	7,223	6,581	7,390	6,645
     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios (amounts in thousands).

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Balance at beginning of period	$477,754	$243,568	$410,297	$226,447
Acquisitions of finance receivables, net of buybacks(1)	69,608	63,299	163,839	102,263
Cash collections applied to principal on finance receivables(2)	(31,995)	(18,219)	(58,769)	(40,062)

Balance at end of period	$515,367	$288,648	$515,367	$288,648

Estimated Remaining Collections (“ERC”)(3)	$1,065,083	$699,491	$1,065,083	$699,491

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as finance receivable amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item; however, it is provided here for informational purposes.
     The following table categorizes our life to date owned portfolios at June 30, 2008 into the major asset types represented (amounts in thousands):

			Life to Date Purchased Face
			Value of Defaulted Consumer
Asset Type	No. of Accounts	%	Receivables(1)%

Visa/MasterCard/Discover	10,382	57.6%	$27,856,306	73.8%
Consumer Finance	4,572	25.3%	4,040,255	10.7%
Private Label Credit Cards	2,652	14.7%	3,255,226	8.6%
Auto Deficiency	431	2.4%	2,601,309	6.9%

Total:	18,037	100.0%	$37,753,096	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).

The following chart shows details of our life to date buying activity as of June 30, 2008 (amounts in thousands). We actively seek to purchase both bankrupt and non-bankrupt accounts at any point in the delinquency cycle.

			Life to Date Purchased Face
			Value of Defaulted Consumer
Account Type	No. of Accounts	%	Receivables(1)%

Fresh	705	3.9%	$2,578,628	6.8%
Primary	2,012	11.2%	3,684,066	9,8%
Secondary	3,047	16.9%	4,810,933	12.7%
Tertiary	3,507	19.4%	4,495,588	11.9%
BK Trustees	1,926	10.7%	8,031,705	21.3%
Other	6,840	37.9%	14,152,176	37.5%

Total:	18,037	100.0%	$37,753,096	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).
     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically at June 30, 2008 (amounts in thousands):

			Life to Date Purchased		Original Purchase Price of
Geographic	No. of		Face Value of Defaulted		Defaulted Consumer
Distribution	Accounts	%	Consumer Receivables(1)%		Receivables(2)%

Texas	3,106	17%	$4,759,193	13%	$104,154	11%
California	1,771	10%	4,529,032	12%	97,858	10%
Florida	1,377	8%	3,656,017	10%	81,129	8%
New York	1,066	6%	2,563,109	7%	62,662	7%
Pennsylvania	629	3%	1,514,031	4%	41,870	4%
North Carolina	623	3%	1,313,951	3%	34,240	4%
Illinois	740	4%	1,287,643	3%	37,105	4%
Ohio	608	3%	1,252,031	3%	38,500	4%
New Jersey	417	2%	1,155,331	3%	28,688	3%
Georgia	537	3%	1,154,043	3%	36,457	4%
Michigan	466	3%	936,554	2%	29,362	3%
Massachusetts	342	2%	790,846	2%	19,045	2%
Tennessee	366	2%	768,299	2%	24,206	3%
Virginia	363	2%	740,929	2%	21,853	2%
South Carolina	322	2%	706,592	2%	17,847	2%
Arizona	274	2%	693,947	2%	15,537	2%
Other(3)	5,030	28%	9,931,548	27%	267,681	27%

Total:	18,037	100%	$37,753,096	100%	$958,194	100%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).

(2)	The “Original Purchase Price of Defaulted Consumer Receivables” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

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
     Our operating activities provided cash of $41.3 million and $37.9 million for the six months ended June 30, 2008 and 2007, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received for the period. The increase was due mostly to changes in deferred taxes offset by a decrease in net income from $25.9 million for the six months ended June 30, 2007 to $23.3 million for the six months ended June 30, 2008. The remaining changes were due to net changes in other accounts related to our operating activities.
     Our investing activities used cash of $108.5 million and $66.2 million during the six months ended June 30, 2008 and 2007, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables and purchases of property and equipment. The majority of the increase was due to acquisitions of finance receivables which increased from $102.3 million for the six months ended June 30, 2007, to $163.8 million for the six months ended June 30, 2008.
     Our financing activities provided cash of $66.8 million and $18.3 million during the six months ended June 30, 2008 and 2007, respectively. Cash used in financing activities is primarily driven by payments on our line of credit and principal payments on long-term debt and capital lease obligations. Cash is provided by proceeds from debt financing and stock option exercises. The majority of the change was due to net borrowings on our line of credit which increased to $66.3 million for the six months ended June 30, 2008 compared to $38.0 million for the six months ended June 30, 2007.
     Cash paid for interest was $5,205,494 and $210,798 for the six months ended June 30, 2008 and 2007, respectively. Interest was paid on our line of credit and capital lease obligations. The increase was caused by higher average balances on our line of credit for the six months ended June 30, 2008 when compared to the six months ended June 30, 2007.
     On November 29, 2005, we entered into a Loan and Security Agreement for a revolving line of credit jointly offered by Bank of America, N. A. and Wachovia Bank, National Association. The agreement was amended on May 9, 2006 to include RBC Centura Bank as an additional lender, again on May 4, 2007 to increase the line of credit to $150,000,000 and incorporate a $50,000,000 non-revolving sub-limit, again on October 26, 2007 to increase the line of credit to $270,000,000, again on March 18, 2008 to increase the non-revolving sub-limit to $100,000,000 and again on May 2, 2008 to include SunTrust Bank as an additional lender and to increase the line of credit to $340,000,000. The agreement is a revolving line of credit in an amount equal to the lesser of $340,000,000 or 30% of the Company’s estimated remaining collections of all of our eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the LIBOR Market Index Rate plus 1.40% and the facility expires on May 2, 2011. The loan is collateralized by substantially all of our tangible and intangible assets.

     The agreement provides as follows:
•	monthly borrowings may not exceed 30% of estimated remaining collections;

•	funded debt to EBITDA (defined as net income, less income or plus loss from discontinued operations and extraordinary items, plus income taxes, plus interest expense, plus depreciation, depletion, amortization (including finance receivable amortization) and other non-cash charges) ratio must be less than 2.0 to 1.0 calculated on a rolling twelve-month average;

•	tangible net worth must be at least 100% of prior quarter tangible net worth plus 25% of cumulative positive net income since the end of such fiscal quarter, plus 100% of the net proceeds from any equity offering without giving effect to reductions in tangible net worth due to repurchases of up to $100,000,000 of our common stock; and

•	restrictions on change of control.
     Outstanding borrowings under the facility totaled $234,300,000 at June 30, 2008, of which $50,000,000 was part of the non-revolving fixed rate sub-limit which bears interest at 6.80% and expires on May 4, 2012. At June 30, 2008, we are in compliance with all of the covenants of the agreement.
Contractual Obligations
     Our contractual obligations at June 30, 2008 are as follows:

	Payments due by period
		Less			More
		than 1	1-3	4-5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$16,263,104	$2,703,220	$4,870,672	$4,512,123	$4,177,089
Line of Credit(1)	249,073,195	4,558,512	191,681,350	52,833,333	—
Capital Lease Obligations	45,564	45,564	—	—	—
Purchase Commitments (2)	93,936,648	93,188,788	715,360	32,500	—
Employment Agreements	3,952,298	2,802,650	1,149,648	—	—

Total	$363,270,809	$103,298,734	$198,417,030	$57,377,956	$4,177,089

(1)	To the extent that a balance is outstanding on our line of credit, the revolving portion would be due in May 2011 and the non-revolving fixed rate sub-limit portion would be due in May 2012.

(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $89.6 million.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We believe that SFAS 160 will have no material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”(“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. We are currently evaluating what impact SFAS 161 will have on our consolidated financial statements.
     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating what impact FSP 142-3 will have on our consolidated financial statements.
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
     Prior to January 1, 2005, we accounted for our investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, we adopted and began to account for our investment in finance receivables using the interest method under the guidance of AICPA SOP 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-3 is effective. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received, the carrying value of a pool would be written down to maintain the then current IRR. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as finance receivable amortization). Likewise, cash flows that are less than the accrual will accrete the carrying balance. Generally, we do not allow accretion in the first six to twelve months. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, we use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above.
     We establish valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At June 30, 2008, we had a $10,975,000 valuation allowance on our finance receivables. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding writeoff of the receivable balance.

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

     We believe that, at June 30, 2008, there was no impairment of goodwill or other intangible assets. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.
     Our exposure to market risk relates to interest rate risk with our variable rate credit line. The average borrowings on our variable rate credit line were $170.5 million for the three months ended June 30, 2008. Assuming a 200 basis point increase in interest rates, interest expense would have increased by $0.9 million for the three months ended June 30, 2008. At June 30, 2008, we had $184.3 million of variable rate debt outstanding on our credit line. We do not have any other variable rate debt outstanding at June 30, 2008. Significant increases in future interest rates on the variable rate credit line could lead to a material decrease in future earnings assuming all other factors remained constant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in various legal proceedings which are incidental to the ordinary course of our business. We regularly initiate lawsuits against consumers and are occasionally countersued by them in such actions. Also, consumers initiate litigation against us, in which they allege that we have violated a state or federal law in the process of collecting on an account. We do not believe that these routine matters represent a substantial volume of our accounts or that, individually or in the aggregate, they are material to our business or financial condition. We are not a party to any material legal proceedings and we are unaware of any contemplated material actions against us.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of the Security Holders
On May 16, 2008, we convened our Annual Meeting of Stockholders in Norfolk, Virginia. The matters voted on at the meeting were: (1) the election of two directors, each serving for a term of three years, and (2) the ratification of the selection of KPMG LLP as our independent auditors for the year ending December 31, 2008.
     The voting was as follows for the election of directors:

Election of Directors:	FOR	WITHHELD
James M. Voss	13,501,022	125,806
Scott M. Tabakin	13,490,003	136,826
     The voting was as follows for the ratification of the selection of KPMG LLP as our independent auditors for the year ending December 31, 2008:

Ratification of independent auditors:	FOR	WITHHELD	ABSTAIN
KPMG LLP	13,477,295	129,480	19,894
There were no broker non-votes.
Item 5. Other Information
None.
Item 6. Exhibits

10.1	Third amendment to the Amended and Restated Loan and Security Agreement, dated as of May 2, 2008, by and between Portfolio Recovery Associates, Inc, Bank of America, N.A., Wachovia Bank, N.A., RBC Centura Bank and SunTrust Bank (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed May 12, 2008).

31.1	Section 302 Certifications of Chief Executive Officer.

31.2	Section 302 Certifications of Chief Financial Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)
Date: August 1, 2008	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 1, 2008	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)