Form 10-Q
period 2008-09-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2008-11-06
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 20, 2008

Common Stock, $0.01 par value	15,280,809

PORTFOLIO RECOVERY ASSOCIATES, INC.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(unaudited)
(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$28,006	$16,730
Finance receivables, net	535,430	410,297
Income taxes receivable	3,715	3,022
Property and equipment, net	23,354	16,171
Goodwill	28,058	18,620
Intangible assets, net	13,747	5,046
Other assets	9,251	6,421

Total assets	$641,561	$476,307

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$4,527	$4,055
Accrued expenses	5,294	4,471
Accrued payroll and bonuses	9,605	6,819
Deferred tax liability	81,350	57,579
Line of credit	267,300	168,000
Obligations under capital lease	23	103

Total liabilities	368,099	241,027

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000, 15,392 issued and 15,280 outstanding shares - at September 30, 2008, and 15,159 issued and outstanding at December 31, 2007	153	152
Additional paid-in capital	74,873	71,443
Retained earnings	198,436	163,685

Total stockholders’ equity	273,462	235,280

Total liabilities and stockholders’ equity	$641,561	$476,307

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the three and nine months ended September 30, 2008 and 2007
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Income recognized on finance receivables, net	$52,738	$46,111	$158,412	$137,964
Commissions	15,848	8,529	37,891	25,460

Total revenues	68,586	54,640	196,303	163,424

Operating expenses:
Compensation and employee services	22,983	17,322	64,983	50,438
Outside legal and other fees and services	16,709	11,847	46,400	34,530
Communications	2,263	2,038	7,535	5,927
Rent and occupancy	1,123	819	2,830	2,217
Other operating expenses	1,912	1,605	4,863	4,467
Depreciation and amortization	2,162	1,455	5,138	4,112

Total operating expenses	47,152	35,086	131,749	101,691

Income from operations	21,434	19,554	64,554	61,733

Other income and (expense):
Interest income	17	65	50	364
Interest expense	(3,066)	(1,137)	(8,215)	(1,543)

Income before income taxes	18,385	18,482	56,389	60,554

Provision for income taxes	6,930	6,787	21,638	22,991

Net income	$11,455	$11,695	$34,751	$37,563

Net income per common share:
Basic	$0.75	$0.76	$2.28	$2.37
Diluted	$0.75	$0.75	$2.27	$2.35
Weighted average number of shares outstanding:
Basic	15,267	15,451	15,210	15,816
Diluted	15,336	15,577	15,280	15,962
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2008
(unaudited)
(Amounts in thousands)

		Additional		Total
	Common	Paid-in	Retained	Stockholders’
	Stock	Capital	Earnings	Equity
Balance at December 31, 2007	$152	$71,443	$163,685	$235,280

Net income	—	—	34,751	34,751
Exercise of stock options and vesting of nonvested shares	1	593	—	594
Issuance of common stock for acquisition	—	1,847	—	1,847
Amortization of share-based compensation	—	442	—	442
Income tax benefit from share-based compensation	—	368	—	368
Reversal of FIN 48 reserve	—	180	—	180

Balance at September 30, 2008	$153	$74,873	$198,436	$273,462

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2008 and 2007
(unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$34,751	$37,563
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	442	2,218
Depreciation and amortization	5,138	4,112
Deferred tax expense	23,771	17,566
Changes in operating assets and liabilities:
Other assets	105	(352)
Accounts payable	(77)	(77)
Income taxes	(513)	(918)
Accrued expenses	567	958
Accrued payroll and bonuses	1,875	200

Net cash provided by operating activities	66,059	61,270

Cash flows from investing activities:
Purchases of property and equipment	(4,041)	(6,654)
Acquisition of finance receivables, net of buybacks	(214,172)	(159,131)
Collections applied to principal on finance receivables	89,039	59,102
Company acquisitions, including acquisition costs and net of cash acquired	(25,791)	(409)

Net cash used in investing activities	(154,965)	(107,092)

Cash flows from financing activities:
Dividends paid	—	(16,070)
Proceeds from exercise of options	594	1,461
Income tax benefit from share-based compensation	368	1,145
Proceeds from line of credit	146,300	103,000
Principal payments on line of credit	(47,000)	(3,000)
Repurchases of common stock	—	(50,557)
Principal payments on long-term debt	—	(690)
Principal payments on capital lease obligations	(80)	(104)

Net cash provided by financing activities	100,182	35,185

Net increase/(decrease) in cash and cash equivalents	11,276	(10,637)

Cash and cash equivalents, beginning of period	16,730	25,101

Cash and cash equivalents, end of period	$28,006	$14,464

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,272	$1,096
Cash paid for income taxes	$3	$5,285

Noncash investing and financing activities:
Company acquisitions — Common stock issued	$1,847	$50
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Business:
     Portfolio Recovery Associates, LLC (“PRA”) was formed on March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA Inc completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of PRA were exchanged on a one to one basis for warrants and shares of a single class of common stock of PRA Inc. PRA Inc owns all outstanding membership units of PRA, PRA Holding I, LLC (“PRA Holding I”), PRA Holding II, LLC (“PRA Holding II”), PRA Receivables Management, LLC (which formerly d/b/a Anchor Receivables Management) (“Anchor”), PRA Location Services, LLC (d/b/a IGS Nevada) (“IGS”), PRA Government Services, LLC (d/b/a Alatax and RDS) (“RDS”) and MuniServices, LLC (“MuniServices”). PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) are full-service providers of outsourced receivables management and related services. The Company is engaged in the business of purchasing, managing and collecting portfolios of defaulted consumer receivables, as well as offering a broad range of accounts receivable management services. The majority of the Company’s business activities involve the purchase, management and collection of defaulted consumer receivables. These are purchased from sellers of finance receivables and collected by a highly skilled staff whose purpose is to locate and contact customers and arrange payment or resolution of their debts. The Company, through its Legal Recovery Department, collects accounts judicially, either by using its own attorneys, or by contracting with independent attorneys throughout the country through whom the Company takes legal action to satisfy consumer debts. The Company also services receivables on behalf of clients on either a commission or transaction-fee basis. Clients include entities in the financial services, auto, retail, utility, health care and government sectors. Services provided to these clients include standard collection services on delinquent accounts, obtaining location information for clients in support of their collection activities (known as skip tracing), and the management of both delinquent and non-delinquent tax receivables for government entities.
     The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I, PRA Holding II, Anchor, IGS, RDS and MuniServices.
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of September 30, 2008, its consolidated income statements for the three and nine months ended September 30, 2008 and 2007, its consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2008, and its consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007.  The income statement of the Company for the three and nine months ended September 30, 2008 and 2007 may not be indicative of future results.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A, as filed for the year ended December 31, 2007.
2. Finance Receivables, net:
     The Company’s principal business consists of the acquisition and collection of pools of accounts that have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts. The amount paid for any pool reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to an account’s contractual terms. At acquisition, the Company reviews the portfolio both by account and aggregate pool to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the account’s contractual terms. If both conditions exist, the Company determines whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio and subsequently aggregates pools of accounts.

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
     Prior to January 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-3 is effective. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 (and the amended Practice Bulletin 6), rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting the finance receivables, net, on the balance sheet. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as finance receivable amortization). Likewise, cash flows that are less than the accrual will accrete the carrying balance. The Company generally does not allow accretion in the first six to twelve months. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At September 30, 2008 and 2007, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $3,546,509 and $4,998,673, respectively.
     The Company establishes valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At September 30, 2008 and 2007, the Company had an allowance against its finance receivables of $14,755,000 and $2,935,000, respectively. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at September 30, 2008 and 2007 was $3,013,671 and $2,133,480, respectively. During the three and nine months ended September 30, 2008, the Company capitalized $198,257 and $1,065,786, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2007, the Company capitalized $469,868 and $1,263,578, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2008, the Company amortized $153,391 and $487,031, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2007, the Company amortized $135,110 and $452,819, respectively, of these direct acquisition fees.
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
     Changes in finance receivables, net for the three and nine months ended September 30, 2008 and 2007 were as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Balance at beginning of period	$515,367	$288,648	$410,297	$226,447
Acquisitions of finance receivables, net of buybacks	50,333	56,868	214,172	159,131

Cash collections	(83,008)	(65,151)	(247,451)	(197,066)
Income recognized on finance receivables, net	52,738	46,111	158,412	137,964

Cash collections applied to principal	(30,270)	(19,040)	(89,039)	(59,102)

Balance at end of period	$535,430	$326,476	$535,430	$326,476

     At the time of acquisition, the life of each pool is generally estimated to be between 84 to 96 months based on projected amounts and timing of future cash receipts using the proprietary models of the Company. As of September 30, 2008, the Company had $535,430,442 in net finance receivables. Based upon current projections, cash collections applied to principal are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

September 30, 2009	$121,285
September 30, 2010	128,292
September 30, 2011	116,936
September 30, 2012	93,134
September 30, 2013	45,751
September 30, 2014	24,338
September 30, 2015	4,818
September 30, 2016	876

$535,430

     During the three and nine months ended September 30, 2008, the Company purchased approximately $857.2 million and $3.28 billion, respectively, of face value of charged-off consumer receivables. During the three and nine months ended September 30, 2007, the Company purchased approximately $2.61 billion and $7.45 billion, respectively, of face value of charged-off consumer receivables.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
At September 30, 2008, the estimated remaining collections on the receivables purchased in the three and nine months ended September 30, 2008 were $108.3 million and $399.4 million, respectively. At September 30, 2008, the estimated remaining collections on the receivables purchased in the three and nine months ended September 30, 2007 were $94.4 million and $242.6 million, respectively.
     Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of September 30, 2008 and 2007. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Reclassifications to nonaccretable difference from accretable yield results from allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three and nine months ended September 30, 2008 and 2007 were as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Balance at beginning of period	$549,716	$410,843	$492,269	$326,775
Income recognized on finance receivables, net	(52,738)	(46,111)	(158,412)	(137,964)
Additions	57,184	71,601	220,573	198,191
Reclassifications from/(to) nonaccretable difference	(4,592)	10,055	(4,860)	59,386

Balance at end of period	$549,570	$446,388	$549,570	$446,388

     During the three and nine months ended September 30, 2008, the Company recorded $3,985,000 and $10,870,000, respectively, in allowance charges on pools that had underperformed the Company’s most recent expectations as of September 30, 2008. During the three and nine months ended September 30, 2008, the Company also reversed $205,000 and $345,000, respectively, of allowance charges recorded in prior periods. During the three and nine months ended September 30, 2007, the Company recorded $1,180,000 and $1,880,000, respectively, in allowance charges on pools that had underperformed the Company’s most recent expectations as of September 30, 2007. During the three and nine months ended September 30, 2007, the Company also reversed $0 and $245,000, respectively, of allowance charges recorded in prior periods. The change in the valuation allowance for the three and nine months ended September 30, 2008 and 2007 is as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Balance at beginning of period	$10,975	$1,755	$4,230	$1,300
Allowance charges recorded	3,985	1,180	10,870	1,880
Reversal of previously recorded allowance charges	(205)	—	(345)	(245)

Change in allowance charge	3,780	1,180	10,525	1,635

Balance at end of period	$14,755	$2,935	$14,755	$2,935

3. Line of Credit:
     On November 29, 2005, the Company entered into a Loan and Security Agreement for a revolving line of credit jointly offered by Bank of America, N. A. and Wachovia Bank, National Association. The agreement was amended on May 9, 2006 to include RBC Centura Bank as an additional lender, again on May 4, 2007 to increase the line of credit to $150,000,000 and incorporate a $50,000,000 non-revolving fixed rate sub-limit, again on October 26, 2007 to increase the line of credit to $270,000,000, again on March 18, 2008 to increase the non-revolving fixed rate sub-limit to $100,000,000, again on May 2, 2008 to include SunTrust Bank as an additional lender and to increase the line of credit to $340,000,000 and again on September 3, 2008 to include JP Morgan Chase Bank as an additional lender and to increase the line of credit to $365,000,000. The agreement is a line of credit in an amount equal to the lesser of $365,000,000 or 30% of the Company’s estimated remaining collections of all its eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40% and the facility expires on May 2, 2011. The loan is collateralized by substantially all the tangible and intangible assets of the Company.

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
     As of September 30, 2008, outstanding borrowings under the facility totaled $267,300,000, of which $50,000,000 was part of the non-revolving fixed rate sub-limit which bears interest at 6.80% and expires on May 4, 2012. As of September 30, 2008, the Company is in compliance with all of the covenants of the agreement.
4. Property and Equipment, net:
     Property and equipment, at cost, consist of the following as of the dates indicated (amounts in thousands):

	September 30,	December 31,
	2008	2007
Software	$12,767	$6,147
Computer equipment	7,674	6,083
Furniture and fixtures	5,150	4,758
Equipment	5,212	4,742
Leasehold improvements	3,425	2,557
Building and improvements	5,931	5,123
Land	992	939
Accumulated depreciation and amortization	(17,797)	(14,178)

Property and equipment, net	$23,354	$16,171

     Depreciation and amortization expense, relating to property and equipment, for the three and nine months ended September 30, 2008 was $1,462,637 and $3,715,492, respectively. Depreciation and amortization expense, relating to property and equipment, for the three and nine months ended September 30, 2007 was $955,293 and $2,631,211, respectively.
     Beginning in July 2006 upon initiation of certain internally developed software projects, in accordance with the provisions of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company began capitalizing qualifying computer software costs incurred during the application development stage and amortizing them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed.  Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of September 30, 2008, the Company has incurred and capitalized $703,292 of these direct payroll costs and external direct costs related to software developed for internal use. Of these costs, $204,436 is for projects that are in the development stage and, therefore are a component of Other Assets. Once the projects are completed, the costs will be transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense for the three and nine months ended September 30, 2008 was $22,136 and $66,408, respectively. Amortization expense for the three and nine months ended September 30, 2007 was $3,313 and $9,938, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The remaining unamortized costs relating to internally developed software at September 30, 2008 and 2007 were $410,995 and $54,106, respectively.
5. Acquisitions:
     On July 1, 2008, the Company acquired 100% of the membership interests of MuniServices. MuniServices was founded in 1978 and is a provider of revenue enhancement and related services to state and local governments.  Although most of its clients are in California, it also serves clients in Texas, Florida, Pennsylvania, Georgia, Nevada and the District of Columbia.  MuniServices has a workforce of approximately 115 employees. The President of MuniServices and three other members of the management team have entered into long-term employment agreements. The consolidated income statement includes the results of operations of MuniServices for the period from July 1, 2008 through September 30, 2008.
     The transaction was completed at a price of $24.6 million, consisting of $22.5 million in cash and $2.1 million in PRA Inc common stock. The total purchase price could increase by a total of $4.5 million in stock through contingent payments in 2009 and 2010, related to specific operating goals. The common stock component of the purchase price resulted in the issuance of 163,622 shares of unregistered stock to the sellers of MuniServices of which 112,018 shares are being held in escrow and are subject to the earn out and target revenue provisions of the asset purchase agreement. The share count was determined by using a formula agreed to by both parties and contained within the purchase agreement.
     On August 1, 2008, the Company acquired substantially all of the assets of Broussard Partners and Associates, Inc. (“BPA”), which is operating as a part of RDS. BPA, founded in 1995, is a provider of audit services to parishes in Louisiana, with 34 of the state’s 64 parishes as clients. BPA has a workforce of approximately 25 employees. The President of BPA has entered into a long-term employment agreement with RDS. The consolidated income statement includes the results of operations of BPA for the period from August 1, 2008 through September 30, 2008.
     Both of these acquisitions provided the Company additional clients and contracts in the government sector. These clients are located in geographic regions the Company had not previously been servicing. The following is an allocation of the purchase price to the assets acquired and liabilities assumed of MuniServices and BPA:

Purchase price, including acquisition costs and net of cash received	$27,638,003
Accounts receivable and prepaid expenses (included in other assets)	(2,935,275)
Customer relationships	(7,497,997)
Non-compete agreements	(526,783)
Trademarks	(2,100,000)
Fixed assets	(6,856,872)
Accounts payable	549,463
Accrued expenses	256,385
Accrued payroll	911,009

Goodwill	$9,437,933

6. Goodwill and Intangible Assets, net:
     With the acquisition of IGS on October 1, 2004, RDS on July 29, 2005, The Palmer Group on July 25, 2007, MuniServices on July 1, 2008, and BPA on August 1, 2008, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is amortizing the IGS client relationships over seven years, The Palmer Group customer relationship over 2.42 years, and the RDS, MuniServices, and BPA customer relationships over ten years.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company is amortizing the non-compete agreements over three years for the IGS, RDS and MuniServices acquisitions and 2.42 years for the BPA acquisition. The Company is amortizing trademarks over 14 years for the MuniServices acquisition. The combined original weighted average amortization period is 8.85 years. The Company reviews these relationships at least annually for impairment. Total amortization expense was $699,598 and $1,422,938 for the three and nine months ended September 30, 2008, respectively. Total amortization expense was $499,752 and $1,480,699 for the three and nine months ended September 30, 2007, respectively. In addition, goodwill, pursuant to SFAS 142, is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2007, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2007, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through September 30, 2008 that would necessitate an impairment charge to goodwill or the other intangible assets. The Company will undergo its annual goodwill review during the fourth quarter of 2008. At September 30, 2008 and December 31, 2007, the carrying value of goodwill was $28,058,210 and $18,620,277, respectively. The $9,437,933 increase in the carrying value of goodwill during the three and nine months ended September 30, 2008 relates to the acquisition of MuniServices on July 1, 2008 and the acquisition of the assets of BPA on August 1, 2008.
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
     Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2002. All stock-based compensation measured under the provisions of APB 25 became fully vested during 2002. All stock-based compensation expense recognized thereafter was derived from stock-based compensation based on the fair value method prescribed in SFAS 123. Effective January 1, 2006, the Company adopted SFAS No. 123R (“SFAS 123R”), “Share-Based Payment” using the modified prospective approach. The adoption of SFAS 123R had no material impact on the Company’s Consolidated Income Statement or on previously reported interim periods. As of September 30, 2008, total future compensation costs related to nonvested awards of stock options and nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program) is estimated to be $3,000 and $3.7 million, respectively, with a weighted average remaining life of 1.4 years for stock options and 3.3 years for nonvested shares (not including nonvested shares granted under the Long-Term Incentive Programs). Based upon historical data, the Company used an annual forfeiture rate of 13.72% for stock options and 15-35% for nonvested shares for most of the employee grants. Grants made to key employee hires and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group. In addition, commensurate with the adoption of SFAS 123R, all previous references to “restricted” stock are now referred to as “nonvested” shares.
     During the third quarter of 2008, the Company reversed all estimated compensation costs that had been accrued related to the 2007 Long Term Incentive Program because the achievement of the performance targets of the program was unlikely to be achieved. Due to this reversal of $1.4 million of compensation expense, total share-based compensation expense (credit) was ($720,587) and $442,014 for the three and nine months ended September 30, 2008, respectively. Total share-based compensation expense was $853,802 and $2,218,168 for the three and nine months ended September 30, 2007, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of SFAS 123R (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was $404,965 and $857,782 for the three and nine months ended September 30, 2008, respectively. The total tax benefit realized from share-based compensation was $0.5 million and $1.8 million for the three and nine months ended September 30, 2007, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options
     The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 (the “Amended Plan”) to enable the Company to issue nonvested shares of stock to its employees and directors. The Amended Plan was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012. With the exception of the Long-Term Incentive Program, all options and nonvested shares issued under the Amended Plan vest ratably over five years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. At September 30, 2008, 895,000 options have been granted under the Amended Plan, of which 118,655 have been cancelled.
     The Company granted no options during the three or nine months ended September 30, 2008 and 2007. All of the stock options which have been granted under the Amended Plan were granted to employees of the Company except for 40,000 which were granted to non-employee directors. The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was approximately $345,000 and $895,000, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was approximately $0.2 million and $2.8 million, respectively.
     The following summarizes all option related transactions from December 31, 2006 through September 30, 2008 (amounts in thousands except per share amounts):

		Weighted-Average	Weighted Average
	Options	Exercise Price Per	Fair Value Per
	Outstanding	Share	Share
December 31, 2006	301	$16.43	$3.27
Exercised	(130)	15.95	3.33
Cancelled	(8)	13.00	2.71

December 31, 2007	163	16.97	3.25
Exercised	(37)	15.95	3.33
Cancelled	(2)	22.80	4.88

September 30, 2008	124	$17.19	$3.20

     The following information is as of September 30, 2008 (amounts in thousands except per share amounts):

	Options Outstanding				Options Exercisable
			Weighted-Average			Weighted-Average
Exercise	Number	Average Remaining	Exercise Price Per	Aggregate	Number	Exercise Price Per	Aggregate
Prices	Outstanding	Contractual Life	Share	Intrinsic Value	Exercisable	Share	Intrinsic Value
$13.00	86	1.1	$13.00	$3,059	86	$13.00	$3,059
$16.16	5	1.1	16.16	179	5	16.16	179
$27.77 - $29.79	33	2.0	28.28	671	30	28.22	612

Total as of September 30, 2008	124	1.4	$17.19	$3,909	121	$16.91	$3,850

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
     The following summarizes all nonvested share transactions from December 31, 2006 through September 30, 2008 (amounts in thousands except per share amounts):

	Nonvested	Weighted-
	Shares	Average Price
	Outstanding	at Grant Date
December 31, 2006	171	$40.59
Granted	9	43.42
Vested	(41)	38.74
Cancelled	(16)	38.23

December 31, 2007	123	41.72
Granted	19	39.34
Vested	(32)	39.68
Cancelled	(15)	40.19

September 30, 2008	95	$42.16

     The total grant date fair value of shares vested during the three and nine months ended September 30, 2008 was $598,382 and $1,278,168, respectively. The total grant date fair value of shares vested during the three and nine months ended September 30, 2007 was $692,630 and $1,389,686, respectively.
Long-Term Incentive Programs
     Pursuant to the Amended Plan, on March 30, 2007 and January 4, 2008, the Compensation Committee approved the grant of 96,550 and 80,000, respectively, of performance based nonvested shares. The shares were granted to key employees of the Company. The grants are performance based and cliff vest after the requisite service period of three years if certain financial goals are met. The goals are based upon cumulative diluted earnings per share (“EPS”) totals for the 2007, 2008 and 2009 years for the 2007 grant and EPS totals for the 2008, 2009 and 2010 years for the 2008 grant, as well as the return on invested capital for the same periods. The number of shares vested can double if the financial goals are exceeded or no shares can vest if the financial goals are not met. For both the 2007 and 2008 grants, the Company is expensing the nonvested shares over the requisite service period of three years beginning January 1, 2007 and 2008, respectively. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. During the third quarter of 2008, the Company reversed all estimated compensation costs that had been accrued related to the 2007 Long Term Incentive Program because the achievement of the performance targets of the program was unlikely to be achieved. At September 30, 2008, total future compensation costs related to nonvested share awards granted under the Long-Term Incentive Programs are estimated to be approximately $1.2 million. The Company assumed a 7.5% forfeiture rate for these grants and the shares have a weighted average life of 1.71 years at September 30, 2008.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following summarizes all performance based nonvested share transactions from December 31, 2006 through September 30, 2008 (amounts in thousands except per share amounts):

	Performance Based	Weighted-
	Nonvested Shares	Average Price
	Outstanding	at Grant Date
December 31, 2006	—	$—
Granted	97	44.65
Cancelled	(2)	44.65

December 31, 2007	95	44.65
Granted	80	36.22
Cancelled	(16)	41.44

September 30, 2008	159	$40.72

8. Income Taxes — FIN 48:
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
     The Company adopted the provisions of FIN 48 with respect to all of its tax positions as of January 1, 2007. Total unrecognized tax benefits at September 30, 2008 and 2007 were $0 and $180,000, respectively. Due to the approval by the Internal Revenue Service of an application for a change in accounting method with respect to one of the Company’s tax positions, the balance of unrecognized tax benefits at the date adoption was reduced from $388,000 to $180,000 at September 30, 2007. The reduction of $208,000 did not have an impact on the annual effective rate since the ultimate deductibility of these benefits was highly certain, and only the timing of deductibility was uncertain. On September 15, 2008, the 2004 tax year closed and is no longer subject to examination by major taxing jurisdictions, including the Internal Revenue Service. As a result, the remaining unrecognized tax benefits balance of $180,000 was reversed. The reversal was an adjustment to additional paid-in-capital and did not affect the annual effective tax rate.
     The Company was notified on June 21, 2007 that it is currently being examined by the Internal Revenue Service for the 2005 calendar year. At September 30, 2008, the tax years that remain subject to examination by the major taxing jurisdictions, including the Internal Revenue Service, are 2003 and 2005 and subsequent years. The 2003 tax year is still open to examination because of the net operating loss that originated in that year but was not fully utilized until the 2005 tax year.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     FIN 48 requires the recognition of interest, if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. Penalties and interest may be classified as either penalties and interest expense or income tax expense. Management has elected to classify accrued penalties and interest as income tax expense. Accrued penalties and interest as of January 1, 2007, in the amount of $77,000, were recorded to beginning of year retained earnings at the date of adoption. Since January 1, 2007, the Company has accrued additional interest of approximately $34,000. Due to the approved application for change in accounting method, the balance of accrued penalties and interest was reduced by $67,000 during 2007. As a result of the lapse in the statute of limitations, the 2004 tax year closed as of September 15, 2008 resulting in the reversal of the remaining $44,000 of accrued interest.
9. Earnings per Share:
     Basic EPS are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2008 and 2007 (amounts in thousands except per share amounts):

	For the three months ended September 30,
		2008			2007
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$11,455	15,267	$0.75	$11,695	15,451	$0.76
Dilutive effect of stock options and nonvested share awards		69			126

Diluted EPS	$11,455	15,336	$0.75	$11,695	15,577	$0.75

	For the three months ended September 30,
		2008			2007
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$34,751	15,210	$2.28	$37,563	15,816	$2.37
Dilutive effect of stock options and nonvested share awards		70			146

Diluted EPS	$34,751	15,280	$2.27	$37,563	15,962	$2.35

     There were no antidilutive options or nonvested shares outstanding for the three or nine months ended September 30, 2008 or 2007.
10. Commitments and Contingencies:
Employment Agreements:
     The Company has employment agreements with all of its executive officers and with several members of its senior management group, most of which expire on December 31, 2008. Such agreements provide for base salary payments as well as bonus entitlement, based on the attainment of specific personal and Company goals. Estimated future compensation under these agreements is approximately $4.7 million and is expected to be paid through December 31, 2011. The agreements also contain confidentiality and non-compete provisions.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Forward Flow Agreements:
     The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at September 30, 2008 is approximately $71.2 million.
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
11. Recent Accounting Pronouncements:
     On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 was originally effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years but was amended on February 6, 2008 to defer the effective date for one year for certain nonfinancial assets and liabilities. The Company adopted SFAS 157 on January 1, 2008, which had no material impact on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The Company adopted SFAS 159 on January 1, 2008, which had no material impact on its consolidated financial statements
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions consummated in fiscal years beginning after December 15, 2008. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions that the Company consummates after the effective date.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. The Company believes SFAS 161 will have no material impact on its consolidated financial statements.
     In April 2008, the FASB issued Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company believes FSP 142-3 will have no material impact on its consolidated financial statements.

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
     For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as the discussion of “Business” and “Risk Factors” described in our 2007 Annual Report on Form 10-K/A, filed on March 12, 2008.
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

Results of Operations
     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues:
Income recognized on finance receivables, net	76.9%	84.4%	80.7%	84.4%
Commissions	23.1%	15.6%	19.3%	15.6%

Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	33.5%	31.7%	33.1%	30.9%
Outside legal and other fees and services	24.4%	21.7%	23.7%	21.1%
Communications	3.3%	3.7%	3.8%	3.6%
Rent and occupancy	1.6%	1.5%	1.4%	1.4%
Other operating expenses	2.8%	2.9%	2.5%	2.7%
Depreciation and amortization	3.2%	2.7%	2.6%	2.5%

Total operating expenses	68.8%	64.2%	67.1%	62.2%

Income from operations	31.2%	35.8%	32.9%	37.8%
Other income and (expense):
Interest income	0.1%	0.1%	0.0%	0.2%
Interest expense	(4.5%)	(2.1%)	(4.2%)	(0.9%)

Income before income taxes	26.8%	33.8%	28.7%	37.1%
Provision for income taxes	10.1%	12.4%	11.0%	14.1%

Net income	16.7%	21.4%	17.7%	23.0%

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
Three Months Ended September 30, 2008 Compared To Three Months Ended September 30, 2007
Revenues
     Total revenues were $68.6 million for the three months ended September 30, 2008, an increase of $14.0 million or 25.6% compared to total revenues of $54.6 million for the three months ended September 30, 2007.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $52.7 million for the three months ended September 30, 2008, an increase of $6.6 million or 14.3% compared to income recognized on finance receivables, net of $46.1 million for the three months ended September 30, 2007. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $83.0 million from $65.2 million, an increase of 27.3%. Our finance receivables amortization rate, including the allowance charge, on our owned portfolio for the three months ended September 30, 2008 was 36.5% while for the three months ended September 30, 2007 it was 29.2%. During the three months ended September 30, 2008, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $857.2 million at a cost of $52.3 million. During the three months ended September 30, 2007, we acquired defaulted consumer receivable portfolios with an aggregate face value of $2.61 billion at a cost of $57.4 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price, we intend to target a similar internal rate of return in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.

     Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under SOP 03-3, which requires that a valuation allowance be taken for decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended September 30, 2008, we recorded net allowance charges of $3,780,000. For the three months ended September 30, 2007, we recorded net allowance charges of $1,180,000.
Commissions
     Commissions were $15.8 million for the three months ended September 30, 2008, an increase of $7.3 million or 85.9% compared to commissions of $8.5 million for the three months ended September 30, 2007. Commissions grew as a result of the acquisition of MuniServices, LLC (“MuniServices”) on July 1, 2008, as well as increases in revenue generated by our IGS fee-for-service business and RDS government processing and collection business, partially offset by a decrease in our Anchor contingent fee business compared to the prior year period.
Operating Expenses
     Total operating expenses were $47.2 million for the three months ended September 30, 2008, an increase of $12.1 million or 34.5% compared to total operating expenses of $35.1 million for the three months ended September 30, 2007. Total operating expenses, including compensation and employee services expenses, were 47.7% of cash receipts for the three months ended September 30, 2008 compared to 47.6% for the same period in 2007.
Compensation and Employee Services
     Compensation and employee services expenses were $23.0 million for the three months ended September 30, 2008, an increase of $5.7 million or 32.9% compared to compensation and employee services expenses of $17.3 million for the three months ended September 30, 2007. This increase is mainly due to the acquisition of MuniSerivces as well as an overall increase in our owned portfolio collection staff. During the third quarter of 2008, we reversed $1.4 million of estimated share-based compensation costs that had been accrued in 2007 and 2008 related to the 2007 Long Term Incentive Program because the achievement of the performance targets of the program was unlikely to be achieved. Compensation and employee services expenses increased as total employees grew 23.5% to 1,937 as of September 30, 2008 from 1,569 as of September 30, 2007. Compensation and employee services expenses as a percentage of cash receipts decreased to 23.3% for the three months ended September 30, 2008 from 23.5% of cash receipts for the same period in 2007.
Outside Legal and Other Fees and Services
     Outside legal and other fees and services expenses were $16.7 million for the three months ended September 30, 2008, an increase of $4.9 million or 41.5% compared to outside legal and other fees and services expenses of $11.8 million for the three months ended September 30, 2007. Of the $4.9 million increase, $1.7 million was attributable to increases in agency fees mainly incurred by our IGS subsidiary, $0.3 million was attributable to an increase in corporate legal and accounting fees, $0.6 million was attributable to an increase in other outside fees and services and a $0.3 million decrease in credit bureau fees. Of the remaining $2.6 million increase, $1.3 million was attributable to incremental legal costs advanced to our third party collection attorneys. Based on an analysis of our legal accounts and their liquidation potential, it was determined that we were underinvested in terms of costs advanced to attorneys. The remaining $1.3 million was attributable to the increased legal fees and costs incurred resulting from the increased number of accounts referred to both our in house attorneys and outside independent contingent fee attorneys. Total outside legal expenses paid to independent contingent fee attorneys for the three months ended September 30, 2008 were 43.0% of legal cash collections generated by independent contingent fee attorneys compared to 33.9% for the three months ended September 30, 2007. Outside legal fees and costs paid to independent contingent fee attorneys increased from $7.2 million for the three months ended September 30, 2007 to $9.3 million, an increase of $2.1 million or 29.2%, for the three months ended September 30, 2008. Additionally, as disclosed previously, we also effectuate legal collections using our own in house attorneys. Total legal expenses incurred by our in house attorneys for the three months ended September 30, 2008 were 45.8% of legal cash collections generated by our in house attorneys compared to 32.9% for the three months ended September 30, 2007. Legal fees and costs incurred by our in house attorneys increased from $0.5 million for the three months ended September 30, 2007 to $1.0 million, an increase of $0.5 million or 100%, for the three months ended September 30, 2008.

Communications
     Communications expenses were $2.3 million for the three months ended September 30, 2008, an increase of $0.3 million or 15.0% compared to communications expenses of $2.0 million for the three months ended September 30, 2007. The increase was attributable to higher telephone expenses driven by a greater number of defaulted consumer receivables to work, as well as a significant expansion of our automated dialer seats and related calls that are generated by the dialer.
Rent and Occupancy
     Rent and occupancy expenses were $1,123,000 for the three months ended September 30, 2008, an increase of $304,000 or 37.1% compared to rent and occupancy expenses of $819,000 for the three months ended September 30, 2007. The increase was primarily due to the expansion of space in our Norfolk, Virginia administrative and executive facility and the acquisition of MuniServices, as well as increased utility charges.
Other Operating Expenses
     Other operating expenses were $1.9 million for the three months ended September 30, 2008, an increase of $0.3 million or 18.8% compared to other operating expenses of $1.6 million for the three months ended September 30, 2007. The increase was due to increases in taxes (non-income), fees and licenses, repairs and maintenance, travel and meals, insurance, and dues and subscriptions, as well as decreases in hiring, advertising and marketing and other miscellaneous expenses. Taxes (non-income), fees and licenses expenses increased by $42,000, repairs and maintenance expenses increased by $204,000, travel and meals expenses increased by $75,000, insurance expenses increased $14,000 and dues and subscriptions expenses increased by $41,000. Hiring expenses decreased by $37,000, advertising and marketing expenses decreased by $9,000 and other miscellaneous expenses decreased by $23,000.
Depreciation and Amortization
     Depreciation and amortization expenses were $2.2 million for the three months ended September 30, 2008, an increase of $0.7 million or 46.7% compared to depreciation and amortization expenses of $1.5 million for the three months ended September 30, 2007. The increase is mainly due to capital purchases in our administrative and executive facility in Norfolk, Virginia as well as additional expense incurred related to the amortization of intangible assets acquired in the acquisition of MuniServices and the acquisition of the assets of Broussard Partners and Associates, Inc. (“BPA”). Additional increases are the result of continued capital expenditures on equipment, software and computers related to our growth and systems upgrades.
Interest Income
     Interest income was $17,000 for the three months ended September 30, 2008, a decrease of $48,000 compared to interest income of $65,000 for the three months ended September 30, 2007. This decrease is the result of lower average invested cash and cash equivalents balances during the three months ended September 30, 2008 compared to the same period in 2007.
Interest Expense
     Interest expense was $3.1 million for the three months ended September 30, 2008, an increase of $2.0 million compared to interest expense of $1.1 million for the three months ended September 30, 2007. The increase is mainly due to a significant increase in outstanding borrowings on our line of credit during the three months ended September 30, 2008 compared to the same period in 2007. This increase was offset by a decrease in our weighted average interest rate which decreased to 4.57% for the three months ended September 30, 2008 as compared to 6.80% for the three months ended September 30, 2007.
Provision for Income Taxes
     Income tax expense was $6.9 million for the three months ended September 30, 2008, an increase of $0.1 million or 1.5% compared to income tax expense of $6.8 million for the three months ended September 30, 2007.

The increase is mainly due to an increase in the effective tax rate to 37.7% for the three months ended September 30, 2008, as compared to 36.7% for the three months ended September 30, 2007.
Nine Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007
Revenues
     Total revenues were $196.3 million for the nine months ended September 30, 2008, an increase of $32.9 million or 20.1% compared to total revenues of $163.4 million for the nine months ended September 30, 2007.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $158.4 million for the nine months ended September 30, 2008, an increase of $20.4 million or 14.8% compared to income recognized on finance receivables, net of $138.0 million for the nine months ended September 30, 2007. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $247.5 million from $197.1 million, an increase of 25.6%. Our finance receivables amortization rate, including the allowance charge, on our owned portfolio for the nine months ended September 30, 2008 was 36.0% while for the nine months ended September 30, 2007 it was 30.0%. During the nine months ended September 30, 2008, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $3.28 billion at a cost of $218.8 million. During the nine months ended September 30, 2007, we acquired defaulted consumer receivable portfolios with an aggregate face value of $7.45 billion at a cost of $160.4 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price, we intend to target a similar internal rate of return in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables, net is shown net of valuation allowances recognized under SOP 03-3, which requires that a valuation allowance be taken for decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the nine months ended September 30, 2008, we recorded net allowance charges of $10,525,000. For the nine months ended September 30, 2007, we recorded net allowance charges of $1,635,000.
Commissions
     Commissions were $37.9 million for the nine months ended September 30, 2008, an increase of $12.4 million or 48.6% compared to commissions of $25.5 million for the nine months ended September 30, 2007. Commissions grew as a result of the acquisition of MuniServices on July 1, 2008, as well as increases in revenue generated by our IGS fee-for-service business and RDS government processing and collection business, partially offset by a decrease in our Anchor contingent fee business compared to the prior year period.
Operating Expenses
     Total operating expenses were $131.7 million for the nine months ended September 30, 2008, an increase of $30.0 million or 29.5% compared to total operating expenses of $101.7 million for the nine months ended September 30, 2007. Total operating expenses, including compensation and employee services expenses, were 46.2% of cash receipts for the nine months ended September 30, 2008 compared to 45.7% for the same period in 2007.
Compensation and Employee Services
     Compensation and employee services expenses were $65.0 million for the nine months ended September 30, 2008, an increase of $14.6 million or 29.0% compared to compensation and employee services expenses of $50.4 million for the nine months ended September 30, 2007.

This increase is mainly due to the acquisition of MuniSerivces as well as an overall increase in our owned portfolio collection staff. During the third quarter of 2008, we reversed $1.4 million of estimated compensation costs that had been accrued in 2007 and 2008 related to the 2007 Long Term Incentive Program because the achievement of the performance targets of the program was unlikely to be achieved. Compensation and employee services expenses increased as total employees grew 23.5% to 1,937 as of September 30, 2008 from 1,569 as of September 30, 2007. Compensation and employee services expenses as a percentage of cash receipts increased to 22.8% for the nine months ended September 30, 2008 from 22.7% of cash receipts for the same period in 2007.
Outside Legal and Other Fees and Services
     Outside legal and other fees and services expenses were $46.4 million for the nine months ended September 30, 2008, an increase of $11.9 million or 34.5% compared to outside legal and other fees and services expenses of $34.5 million for the nine months ended September 30, 2007. Of the $11.9 million increase, $1.3 million was attributable to increases in outside fees and services, $5.3 million was attributable to increases in agency fees mainly incurred by our IGS subsidiary, $0.7 million was attributable to an increase in corporate legal and accounting fees and a $0.3 million decrease in credit bureau fees. Of the remaining $4.9 million increase, $1.3 million was attributable to incremental legal costs advanced to our third party collection attorneys. Based on an analysis of our legal accounts and their liquidation potential, it was determined that we were underinvested in terms of costs advanced to attorneys. The remaining $3.6 million was attributable to the increased legal fees and costs incurred resulting from the increased number of accounts referred to both our in house attorneys and outside independent contingent fee attorneys. Total outside legal expenses paid to independent contingent fee attorneys for the nine months ended September 30, 2008 were 38.5% of legal cash collections generated by independent contingent fee attorneys compared to 34.3% for the three months ended September 30, 2007. Outside legal fees and costs paid to independent contingent fee attorneys increased from $21.7 million for the nine months ended September 30, 2007 to $25.4 million, an increase of $3.7 million or 17.1%, for the nine months ended September 30, 2008. Additionally, as disclosed previously, we also effectuate legal collections using our own in house attorneys. Total legal expenses incurred by our in house attorneys for the nine months ended September 30, 2008 were 40.6% of legal cash collections generated by our in house attorneys compared to 28.9% for the nine months ended September 30, 2007. Legal fees and costs incurred by our in house attorneys increased from $1.2 million for the nine months ended September 30, 2007 to $2.4 million, an increase of $1.2 million or 100.0%, for the nine months ended September 30, 2008.
Communications
     Communications expenses were $7.5 million for the nine months ended September 30, 2008, an increase of $1.6 million or 27.1% compared to communications expenses of $5.9 million for the nine months ended September 30, 2007. The increase was attributable to growth in mailings and higher telephone expenses driven by a greater number of defaulted consumer receivables to work, as well as a significant expansion of our automated dialer seats and related calls that are generated by the dialer. Mailing expenses were responsible for 54.9% of this increase, while the remaining 45.1% was attributable to higher telephone expenses.
Rent and Occupancy
     Rent and occupancy expenses were $2.8 million for the nine months ended September 30, 2008, an increase of $0.6 million or 27.3% compared to rent and occupancy expenses of $2.2 million for the nine months ended September 30, 2007. The increase was primarily due to the expansion of space in our Norfolk, Virginia administrative and executive facility and the acquisition of MuniServices, as well as increased utility charges.
Other Operating Expenses
     Other operating expenses were $4.9 million for the nine months ended September 30, 2008, an increase of $0.4 million or 8.9% compared to other operating expenses of $4.5 million for the nine months ended September 30, 2007. The increase was due to increases in taxes (non-income), fees and licenses, repairs and maintenance, travel and meals, dues and subscriptions, advertising and marketing, and other miscellaneous expenses, as well as decreases in hiring and insurance. Taxes (non-income), fees and licenses expenses increased by $24,000, repairs and maintenance expenses increased by $259,000, travel and meals expenses increased by $19,000, dues and subscriptions expenses increased by $70,000, advertising and marketing expenses increased by $2,000 and other miscellaneous expenses increased by $61,000. Hiring expenses decreased by $27,000 and insurance expenses decreased by $13,000.

Depreciation and Amortization
     Depreciation and amortization expenses were $5.1 million for the nine months ended September 30, 2008, an increase of $1.0 million or 24.4% compared to depreciation and amortization expenses of $4.1 million for the nine months ended September 30, 2007. The increase is mainly due to capital purchases in our administrative and executive facility in Norfolk, Virginia as well as additional expense incurred related to the amortization of intangible assets acquired in the acquisition of MuniServices and the acquisition of the assets of BPA. Additional increases are the result of continued capital expenditures on equipment, software and computers related to our growth and systems upgrades.
Interest Income
     Interest income was $50,000 for the nine months ended September 30, 2008, a decrease of $314,000 compared to interest income of $364,000 for the nine months ended September 30, 2007. This decrease is the result of lower average invested cash and cash equivalents balances during the nine months ended September 30, 2008 compared to the same period in 2007.
Interest Expense
     Interest expense was $8.2 million for the nine months ended September 30, 2008, an increase of $6.7 million compared to interest expense of $1.5 million for the nine months ended September 30, 2007. The increase is due to a higher average outstanding balance on our line of credit during the nine months ended September 30, 2008 compared to the same period in 2007. This increase was offset by a decrease in our weighted average interest rate which decreased to 4.77% for the nine months ended September 30, 2008 as compared to 6.79% for the nine months ended September 30, 2007.
Provision for Income Taxes
     Income tax expense was $21.6 million for the nine months ended September 30, 2008, a decrease of $1.4 million or 6.1% compared to income tax expense of $23.0 million for the nine months ended September 30, 2007. The decrease is mainly due to a 6.9% decrease in pre-tax income, partially offset by a slight increase in the effective tax rate to 38.4% for the nine months ended September 30, 2008, as compared to 38.0% for the nine months ended September 30, 2007.

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
Entire Portfolio ($ in thousands)

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	September 30, 2008 (2)	at September 30, 2008 (3)	Sales	Collections (4)	Collections (5)	Purchase Price (6)
1996	$3,080	$0	0%	$9,882	$33	$9,915	322%
1997	$7,685	$0	0%	$24,626	$175	$24,801	323%
1998	$11,089	$0	0%	$35,658	$237	$35,895	324%
1999	$18,898	$0	0%	$64,321	$752	$65,073	344%
2000	$25,020	$0	0%	$104,072	$2,961	$107,033	428%
2001	$33,481	$216	1%	$155,609	$4,930	$160,539	479%
2002	$42,325	$0	0%	$168,252	$5,585	$173,837	411%
2003	$61,450	$2,539	4%	$215,762	$18,514	$234,276	381%
2004	$59,179	$5,027	8%	$150,920	$30,068	$180,988	306%
2005	$143,216	$55,102	38%	$203,376	$117,668	$321,044	224%
2006	$107,803	$60,822	56%	$108,060	$118,707	$226,767	210%
2007	$258,906	$206,588	80%	$132,997	$385,961	$518,958	200%
YTD 2008	$218,673	$205,136	94%	$38,481	$399,409	$437,890	200%
Purchased Bankruptcy Portfolio ($ in thousands)

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	September 30, 2008 (2)	at September 30, 2008 (3)	Sales	Collections (4)	Collections (5)	Purchase Price (6)
1996	$0	$0	0%	$0	$0	$0	0%
1997	$0	$0	0%	$0	$0	$0	0%
1998	$0	$0	0%	$0	$0	$0	0%
1999	$0	$0	0%	$0	$0	$0	0%
2000	$0	$0	0%	$0	$0	$0	0%
2001	$0	$0	0%	$0	$0	$0	0%
2002	$0	$0	0%	$0	$0	$0	0%
2003	$0	$0	0%	$0	$0	$0	0%
2004	$7,470	$565	8%	$13,232	$1,176	$14,408	193%
2005	$29,302	$4,620	16%	$36,820	$7,141	$43,961	150%
2006	$17,643	$4,118	23%	$20,222	$8,078	$28,300	160%
2007	$80,378	$66,529	83%	$23,684	$95,147	$118,831	148%
YTD 2008	$81,536	$78,675	96%	$7,110	$131,338	$138,448	170%
Entire Portfolio Less Purchased Bankruptcy Portfolio ($ in thousands)

		Unamortized	Percentage	Actual Cash
		Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	September 30, 2008 (2)	at September 30, 2008 (3)	Sales	Collections (4)	Collections (5)	Purchase Price (6)
1996	$3,080	$0	0%	$9,882	$33	$9,915	322%
1997	$7,685	$0	0%	$24,626	$175	$24,801	323%
1998	$11,089	$0	0%	$35,658	$237	$35,895	324%
1999	$18,898	$0	0%	$64,321	$752	$65,073	344%
2000	$25,020	$0	0%	$104,072	$2,961	$107,033	428%
2001	$33,481	$216	1%	$155,609	$4,930	$160,539	479%
2002	$42,325	$0	0%	$168,252	$5,585	$173,837	411%
2003	$61,450	$2,539	4%	$215,762	$18,514	$234,276	381%
2004	$51,709	$4,462	9%	$137,688	$28,892	$166,580	322%
2005	$113,914	$50,482	44%	$166,556	$110,527	$277,083	243%
2006	$90,160	$56,704	63%	$87,838	$110,629	$198,467	220%
2007	$178,528	$140,059	78%	$109,313	$290,814	$400,127	224%
YTD 2008	$137,137	$126,461	92%	$31,371	$268,071	$299,442	218%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Unamortized purchase price balance refers to the purchase price less finance receivable amortization over the life of the portfolio.

(3)	Percentage of purchase price remaining unamortized refers to the amount of unamortized purchase price divided by the purchase price.

(4)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(5)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(6)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.
     The following graph shows the purchase price of our owned portfolios by year beginning in 1996 and includes the year to date acquisition amount for the nine months ended September 30, 2008 and 2007. The purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts.

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
     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates our ability to realize significant multi-year cash collection streams on our owned pools:
Cash Collections By Year, By Year of Purchase — Entire Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period												YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	Total
1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$102	$67	$9,820
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	437	285	$24,122
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	882	442	$35,628
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,155	$63,628
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	2,821	$103,610
2001	33,481	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	4,821	$150,118
2002	42,325	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	16,527	7,414	$168,240
2003	61,450	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	30,695	14,685	$215,762
2004	59,179	—	—	—	—	—	—	—	—	18,019	46,475	40,424	30,750	15,248	$150,916
2005	143,216	—	—	—	—	—	—	—	—	—	18,968	75,145	69,862	39,401	$203,376
2006	107,803	—	—	—	—	—	—	—	—	—	—	22,971	53,192	31,897	$108,060
2007	258,906	—	—	—	—	—	—	—	—	—	—	—	42,263	90,734	$132,997
YTD 2008	218,673	—	—	—	—	—	—	—	—	—	—	—	—	38,481	$38,481

Total	$990,805	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$262,166	$247,451	$1,404,758

Cash Collections By Year, By Year of Purchase — Purchased Bankruptcy only Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period												YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	Total
1996	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1997	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1998	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1999	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2000	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2001	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2002	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2003	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2004	7,470	—	—	—	—	—	—	—	—	743	4,554	3,956	2,777	1,203	$13,233
2005	29,302	—	—	—	—	—	—	—	—	—	3,777	15,500	11,934	5,608	$36,819
2006	17,643	—	—	—	—	—	—	—	—	—	—	5,608	9,455	5,159	$20,222
2007	80,378	—	—	—	—	—	—	—	—	—	—	—	2,850	20,834	$23,684
YTD 2008	81,536	—	—	—	—	—	—	—	—	—	—	—	—	7,110	$7,110

Total	$216,329	$—	$—	$—	$—	$—	$—	$—	$—	$743	$8,331	$25,064	$27,016	$39,914	$101,068

Cash Collections By Year, By Year of Purchase — Entire Portfolio less Purchased Bankruptcy Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period												YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	Total
1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$102	$67	$9,820
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	437	285	$24,122
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	882	442	$35,628
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,155	$63,628
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	2,821	$103,610
2001	33,481	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	4,821	$150,118
2002	42,325	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	16,527	7,414	$168,240
2003	61,450	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	30,695	14,685	$215,762
2004	51,709	—	—	—	—	—	—	—	—	17,276	41,921	36,468	27,973	14,045	$137,683
2005	113,914	—	—	—	—	—	—	—	—	—	15,191	59,645	57,928	33,793	$166,557
2006	90,160	—	—	—	—	—	—	—	—	—	—	17,363	43,737	26,738	$87,838
2007	178,528	—	—	—	—	—	—	—	—	—	—	—	39,413	69,900	$109,313
YTD 2008	137,137	—	—	—	—	—	—	—	—	—	—	—	—	31,371	$31,371

Total	$774,476	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$152,661	$183,045	$211,329	$235,150	$207,537	$1,303,690

When we acquire a new pool of finance receivables, our estimates typically result in an 84 — 96 month projection of cash collections. The following chart shows our historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase, adjusted for buybacks.
Owned Portfolio Personnel Performance:
     We measure the productivity of each collector each month, breaking results into groups of similarly tenured collectors. The following two tables display various productivity measures that we track.
Collector by Tenure

Collector FTE at:	12/31/04	12/31/05	12/31/06	12/31/07	09/30/07	09/30/08
One year + [1]	298	327	340	327	397	410
Less than one year [2]	349	364	375	553	475	631
Total [2]	647	691	715	880	872	1,041

[1]	Calculated based on actual employees (collectors) with one year of service or more.

[2]	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.
Monthly Cash Collections by Tenure
     Effective beginning in the third quarter of 2007, we are no longer able to produce this data. Changes in our collection processes and call flows would create data statistics that would be historically inconsistent.
YTD Cash Collections per Hour Paid 1

Average performance YTD	12/31/04	12/31/05	12/31/06	12/31/07	09/30/07	09/30/08
Total cash collections	$117.59	$133.39	$146.03	$135.77	$142.26	$134.23
Non-legal cash collections [2]	$82.06	$89.25	$99.06	$91.93	$96.45	$98.10
Non-bk cash collections [3]	—	$128.02	$132.15	$123.10	$129.35	$114.37

[1]	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

[2]	Represents total cash collections less legal cash collections.

[3]	Represents total cash collections less bankruptcy cash collections. Although we began bankruptcy portfolio purchasing in 2004, we began calculating this metric in 2005.

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

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q32008	Q22008	Q12008	Q42007	Q32007	Q22007	Q12007	Q42006	Q32006

Call Center Collections & Other	$43,949	$46,892	$44,883	$35,551	$36,001	$36,107	$37,841	$31,266	$31,630
External Legal Collections	21,590	22,471	21,880	20,861	21,384	20,911	20,844	19,762	19,607
Internal Legal Collections	2,106	1,947	1,819	1,443	1,449	1,357	1,400	1,171	1,056
Purchased Bankruptcy	15,362	13,732	10,820	7,245	6,317	6,231	7,223	6,581	7,390
     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios (amounts in thousands).

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Balance at beginning of period	$515,367	$288,648	$410,297	$226,447
Acquisitions of finance receivables, net of buybacks (1)	50,333	56,868	214,172	159,131
Cash collections applied to principal on finance receivables (2)	(30,270)	(19,040)	(89,039)	(59,102)

Balance at end of period	$535,430	$326,476	$535,430	$326,476

Estimated Remaining Collections (“ERC”)(3)	$1,085,000	$772,877	$1,085,000	$772,877

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as finance receivable amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item; however, it is provided here for informational purposes.
     The following table categorizes our life to date owned portfolios at September 30, 2008 into the major asset types represented (amounts in thousands):

			Life to Date Purchased Face
			Value of Defaulted Consumer
Asset Type	No. of Accounts	%	Receivables(1)%

Visa/MasterCard/Discover	10,614	57.4%	$28,434,858	73.7%
Consumer Finance	4,780	25.8%	4,178,215	10.8%
Private Label Credit Cards	2,663	14.4%	3,286,418	8.5%
Auto Deficiency	444	2.4%	2,710,756	7.0%

Total:	18,501	100.0%	$38,610,247	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).

The following chart shows details of our life to date buying activity as of September 30, 2008 (amounts in thousands). We actively seek to purchase both bankrupt and non-bankrupt accounts at any point in the delinquency cycle.

			Life to Date Purchased Face Value
			of Defaulted Consumer
Account Type	No. of Accounts	%	Receivables(1)%

Fresh	744	4.0%	$2,732,527	7.1%
Primary	2,164	11.7%	3,841,289	9.9%
Secondary	3,233	17.5%	4,920,986	12.7%
Tertiary	3,530	19.1%	4,573,721	11.8%
BK Trustees	1,976	10.7%	8,288,201	21.5%
Other	6,854	37.0%	14,253,523	37.0%

Total:	18,501	100.0%	$38,610,247	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).
     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically at September 30, 2008 (amounts in thousands):

			Life to Date Purchased Face Value		Original Purchase Price of
	No. of		of Defaulted Consumer		Defaulted Consumer
Geographic Distribution	Accounts	%	Receivables(1)%		Receivables(2)%

Texas	3,140	17%	$4,846,422	13%	$107,888	11%
California	1,791	10%	4,585,778	12%	102,512	10%
Florida	1,411	8%	3,728,111	10%	85,145	8%
New York	1,110	6%	2,628,354	7%	65,989	7%
Pennsylvania	642	3%	1,546,717	4%	43,766	4%
North Carolina	645	3%	1,345,419	3%	35,782	4%
Illinois	749	4%	1,315,545	3%	39,386	4%
Ohio	623	3%	1,294,386	3%	41,826	4%
Georgia	556	3%	1,192,521	3%	38,764	4%
New Jersey	424	2%	1,178,389	3%	30,194	3%
Michigan	475	3%	964,272	2%	31,187	3%
Virginia	496	3%	810,443	2%	23,477	2%
Massachusetts	344	2%	802,406	2%	20,057	2%
Tennessee	377	2%	792,928	2%	25,950	3%
South Carolina	329	2%	721,606	2%	18,776	2%
Arizona	282	2%	706,598	2%	16,111	2%
Other (3)	5,107	27%	10,150,352	27%	283,648	27%

Total:	18,501	100%	$38,610,247	100%	$1,010,458	100%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).

(2)	The “Original Purchase Price of Defaulted Consumer Receivables” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

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
     Our operating activities provided cash of $66.1 million and $61.3 million for the nine months ended September 30, 2008 and 2007, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received for the period. The increase was due mostly to changes in deferred taxes offset by a decrease in net income from $37.6 million for the nine months ended September 30, 2007 to $34.8 million for the nine months ended September 30, 2008. The remaining changes were due to net changes in other accounts related to our operating activities.
     Our investing activities used cash of $155.0 million and $107.1 million during the nine months ended September 30, 2008 and 2007, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment and company acquisitions. The majority of the increase was due to acquisitions of finance receivables which increased from $159.1 million for the nine months ended September 30, 2007, to $214.2 million for the nine months ended September 30, 2008.
     Our financing activities provided cash of $100.2 million and $35.2 million during the nine months ended September 30, 2008 and 2007, respectively. Cash used in financing activities is primarily driven by payments on our line of credit, principal payments on long-term debt and capital lease obligations, repurchases of our common stock and cash dividends paid on our common stock. Cash is provided by proceeds from debt financing and stock option exercises. The majority of the change was due to cash dividends paid on our common stock of $16.1 million and repurchases of our common stock of $50.6 million during the nine months ended September 30, 2007. There were no cash dividends paid or repurchases of our common stock during the nine months ended September 30, 2008.
     Cash paid for interest was $8,271,790 and $1,095,820 for the nine months ended September 30, 2008 and 2007, respectively. Interest was paid on our line of credit and capital lease obligations. The increase was caused by higher average balances on our line of credit for the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007. This increase was offset by a decrease in our weighted average interest rate which decreased to 4.77% for the nine months ended September 30, 2008 as compared to 6.79% for the nine months ended September 30, 2007.
     On November 29, 2005, we entered into a Loan and Security Agreement for a revolving line of credit jointly offered by Bank of America, N. A. and Wachovia Bank, National Association. The agreement was amended on May 9, 2006 to include RBC Centura Bank as an additional lender, again on May 4, 2007 to increase the line of credit to $150,000,000 and incorporate a $50,000,000 non-revolving fixed rate sub-limit, again on October 26, 2007 to increase the line of credit to $270,000,000, again on March 18, 2008 to increase the non-revolving fixed rate sub-limit to $100,000,000, again on May 2, 2008 to include SunTrust Bank as an additional lender and to increase the line of credit to $340,000,000 and again on September 3, 2008 to include JP Morgan Chase Bank as an additional lender and to increase the line of credit to $365,000,000. The agreement is a line of credit in an amount equal to the lesser of $365,000,000 or 30% of our estimated remaining collections of all our eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40% and the facility expires on May 2, 2011. The loan is collateralized by substantially all of our tangible and intangible assets.

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
     As of September 30, 2008, outstanding borrowings under the facility totaled $267,300,000, of which $50,000,000 was part of the non-revolving fixed rate sub-limit which bears interest at 6.80% and expires on May 4, 2012. As of September 30, 2008, we are in compliance with all of the covenants of the agreement.
Contractual Obligations
     Our contractual obligations at September 30, 2008 are as follows (amounts in thousands):

	Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$16,943	$2,931	$5,772	$4,625	$3,615
Line of Credit (1)	281,297	4,750	224,564	51,983	—
Capital Lease Obligations	23	23	—	—	—
Purchase Commitments (2)	74,368	73,794	549	25	—
Employment Agreements	4,711	2,577	2,134	—	—

Total	$377,342	$84,075	$233,019	$56,633	$3,615

(1)	To the extent that a balance is outstanding on our line of credit, the revolving portion would be due in May 2011 and the non-revolving fixed rate sub-limit portion would be due in May 2012.

(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $71.2 million.
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).
Recent Accounting Pronouncements
     On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 was originally effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years but was amended on February 6, 2008 to defer the effective date for one year for certain nonfinancial assets and liabilities. We adopted SFAS 157 on January 1, 2008, which had no material impact on our consolidated financial statements.
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

If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. We adopted SFAS 159 on January 1, 2008, which had no material impact on our consolidated financial statements.
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
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities"(“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. We believe SFAS 161 will have no material impact on our consolidated financial statements.
     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We believe FSP 142-3 will have no material impact on our consolidated financial statements.
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
     We establish valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At September 30, 2008, we had a $14,755,000 valuation allowance on our finance receivables. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.

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
     Our government processing and collection business’s primary source of income is derived from servicing taxing authorities in several different ways: processing all of their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings or fee for service transactions. When audits are conducted, there are two components. The first is a charge for the hours incurred on conducting the audit. This charge is for hours worked. This charge is up-charged from the actual costs incurred. The gross billing is a component of the line item “Commissions” and the expense is included in the line item “Compensation and employee services.” The second item is for expenses incurred while conducting the audit. Most jurisdictions will reimburse us for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item “Commissions” and the expense component is included in its appropriate expense category, generally, “Other operating expenses.”
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

     We believe that, at September 30, 2008, there was no impairment of goodwill or other intangible assets. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.
     Our exposure to market risk relates to interest rate risk with our variable rate credit line. The average borrowings on our variable rate credit line were $205.8 million for the three months ended September 30, 2008. Assuming a 200 basis point increase in interest rates, interest expense would have increased by $1.0 million for the three months ended September 30, 2008. At September 30, 2008, we had $217.3 million of variable rate debt outstanding on our credit line. We do not have any other variable rate debt outstanding at September 30, 2008. Significant increases in future interest rates on the variable rate credit line could lead to a material decrease in future earnings assuming all other factors remained constant.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.
     Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of the Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
10.1	Fourth amendment to the Amended and Restated Loan and Security Agreement, dated as of September 3, 2008, by and between Portfolio Recovery Associates, Inc, Bank of America, N.A., Wachovia Bank, N.A., RBC Centura Bank, SunTrust Bank and JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed September 8, 2008).

31.1	Section 302 Certifications of Chief Executive Officer.

31.2	Section 302 Certifications of Chief Financial Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

     SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)
Date: November 6, 2008	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 6, 2008	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)