Form 10-K
period 2008-12-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2009-02-27
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
YES ☐ NO ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 was $556,412,722 based on the $37.50 closing price as reported on the NASDAQ Global Stock Market.
     The number of shares of the registrant’s Common Stock outstanding as of February 20, 2009 was 15,332,615.
     Documents incorporated by reference: Portions of the Proxy Statement to be filed by approximately April 22, 2009 for our 2009 Annual Meeting of Stockholders are incorporated by reference into Items 11, 12 and 13 of Part III of this Form 10-K.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:
     This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include, but are not limited to, the following:
•	continued deterioration of the economic environment including the stability of the financial system;

•	our ability to purchase defaulted consumer receivables at appropriate prices;

•	changes in the business practices of credit originators in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

•	changes in government regulations that affect our ability to collect sufficient amounts on our acquired or serviced receivables;

•	changes in or interpretation of tax laws;

•	deterioration in economic conditions in the United States that may have an adverse effect on the our collections, results of operations, revenue and stock price;

•	changes in bankruptcy or collection agency laws that could negatively affect our business;

•	our ability to employ and retain qualified employees, especially collection personnel;

•	our work force could become unionized in the future, which could adversely affect the stability of our production and increase our costs;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

•	the degree and nature of our competition;

•	our ability to comply with the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder;

•	our ability to retain existing clients and obtain new clients for our fee-for-service businesses;

•	the sufficiency of our funds generated from operations, existing cash and available borrowings to finance our current operations; and

•	the risk factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).
     You should assume that the information appearing in this annual report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.

     For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the “ Risk Factors” section beginning on page 18, as well as “Business” section beginning on page 4 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section beginning on page 32.
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
PART I
Item 1. Business.
General
     We are a full-service provider of outsourced receivables management and related services. Our primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. These are the unpaid obligations of individuals to credit originators, which include banks, credit unions, consumer and auto finance companies and retail merchants. We also provide a broad range of contingent and fee-based services, including collateral-location services for credit originators via PRA Location Services, LLC (“IGS”) and revenue administration, audit and debt discovery/recovery services for government entities through PRA Government Services, LLC (“RDS”) and MuniServices, LLC (“MuniServices”). We believe that the strengths of our business are our sophisticated approach to portfolio pricing and servicing, our emphasis on developing and retaining our collection personnel, our sophisticated collections systems and procedures and our relationships with many of the largest consumer lenders in the United States. Our proven ability to service defaulted consumer receivables allows us to offer debt owners a complete outsourced solution to address their defaulted consumer receivables. The defaulted consumer receivables we collect are purchased from sellers of defaulted consumer debt. We intend to continue to build on our strengths and grow our business through the disciplined approach that has contributed to our success to date.
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
     We specialize in receivables that have been charged-off by the credit originator. Because the credit originator and/or other debt servicing companies have unsuccessfully attempted to collect these receivables, we are able to purchase them at a substantial discount to their face value. From our 1996 inception through December 31, 2008, we acquired 1,290 portfolios with a face value of $39.9 billion for $1.1 billion, representing more than 19.1 million customer accounts. The success of our business depends on our ability to purchase portfolios of defaulted consumer receivables at appropriate valuations and to collect on those receivables effectively and efficiently. Since inception, we have been able to collect at an average rate of 2.5 to 3.0 times our purchase price for defaulted consumer receivables portfolios, as measured over a five to twelve year period, which has enabled us to generate increasing profits and positive operational cash flow.

     We have achieved strong financial results since our formation, with cash collections growing from $10.9 million in 1998 to $326.7 million in 2008. Total revenue has grown from $6.8 million in 1998 to $263.3 million in 2008, a compound annual growth rate of 44%. Similarly, pro forma net income has grown from $402,000 in 1998 to net income of $45.4 million in 2008.
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
120 Corporate Boulevard, Suite 100
Norfolk, Virginia 23502
Competitive Strengths
Complete Outsourced Solution for Debt Owners
     We offer debt owners a complete outsourced solution to address their defaulted consumer receivables. Depending on a debt owner’s timing and needs, we can either purchase their defaulted consumer receivables, providing immediate cash, or locate collateral on their behalf for either a fee-for-service or a success fee. We can purchase receivables throughout the entire delinquency cycle, from receivables that have only been processed for collection internally by the debt owner to receivables that have been subject to multiple internal and external collection efforts. This flexibility helps us meet the needs of debt owners and allows us to become a trusted resource. Furthermore, our strength across multiple transaction and asset types provides the opportunity to cross-sell our services to debt owners, building on successful engagements. Through our RDS and MuniServices businesses, we have the ability to provide these services to local and state governments.
Disciplined and Proprietary Underwriting Process
     One of the key components of our growth has been our ability to price portfolio acquisitions at levels that have generated profitable returns on investment. Since inception, we have been able to collect at an average rate of 2.5 to 3.0 times our purchase price for defaulted consumer receivables portfolios, as measured over a five to twelve year period, which has enabled us to generate increasing profits and operational cash flow. In order to price portfolios and forecast the targeted collection results for a portfolio, we use two separate internally developed statistical models and one externally developed model, which we may supplement with on-site due diligence and data obtained from the debt owner’s collection process and loan files. One model analyzes the portfolio as one unit based on demographic comparisons, while the second and external models analyze each account in a portfolio using variables in a regression analysis. As we collect on our portfolios, the results are input back into the models in an ongoing process which we believe increases their accuracy. Through December 31, 2008, we have acquired 1,290 portfolios with a face value of $39.9 billion.
Ability to Hire, Develop and Retain Productive Collectors
     We place considerable focus on our ability to hire, develop and retain effective collectors who are key to our continued growth and profitability. Several large military bases and numerous telemarketing, customer service and reservation phone centers are located near our headquarters and regional offices in Virginia, providing access to a large pool of eligible personnel. The Hutchinson, Kansas, Las Vegas, Nevada, Birmingham, Alabama, Jackson, Tennessee, Houston, Texas and Fresno, California areas also provide a sufficient potential workforce of eligible personnel. We have found that tenure is a primary driver of our collector effectiveness. We offer our collectors a competitive wage with the opportunity to receive unlimited incentive compensation based on performance, as well as an attractive benefits package, a comfortable working environment and the ability to work on a flexible schedule. Stock options were awarded to many of our collectors at the time of our IPO, and many tenured collectors were awarded nonvested shares in 2004, 2005 and 2006. We have a comprehensive training program for new owned portfolio collectors and provide continuing advanced training classes which are conducted in our four training centers. Recognizing the demands of the job, our management team has endeavored to create a professional and supportive environment for all of our employees.
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
Strong Relationships with Major Credit Originators
     We have done business with most of the top consumer lenders in the United States. We maintain an extensive marketing effort and our senior management team is in contact on a regular basis with known and prospective credit originators. We believe that we have earned a reputation as a reliable purchaser of defaulted consumer receivables portfolios and as responsible collectors. Furthermore, from the perspective of the selling credit originator, the failure to close on a negotiated sale of a portfolio consumes valuable time and expense and can have an adverse effect on pricing when the portfolio is re-marketed. We have never been unable to close on a transaction. Similarly, if a credit originator sells a portfolio to a debt buyer which has a reputation for violating industry standard collecting practices, it can taint the reputation of the credit originator. We go to great lengths to collect from consumers in a responsible, professional and legally compliant manner. We believe our strong relationships with major credit originators provide us with access to quality opportunities for portfolio purchases.
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
     The following chart categorizes our life to date owned portfolios as of December 31, 2008 into the major asset types represented (amounts in thousands):

			Life to Date Purchased Face
			Value of Defaulted
Asset Type	No. of Accounts	%	Consumer Receivables(1)%

Visa/MasterCard/Discover	10,954	57.4%	$29,197,790	73.2%
Consumer Finance	4,955	26.0%	4,324,737	10.8%
Private Label Credit Cards	2,681	14.1%	3,347,550	8.4%
Auto Deficiency	484	2.5%	3,051,001	7.6%

Total:	19,074	100.0%	$39,921,078	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).
     We have done business with most of the largest consumer lenders in the United States. Since our formation, we have purchased accounts from approximately 150 debt owners.
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
     The age of a defaulted consumer receivables portfolio (the time since an account has been charged-off) is an important factor in determining the price at which we will purchase a receivables portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase the portfolio. This relationship is due to the fact that older receivables typically are more difficult to collect. The accounts receivables management industry places receivables into categories depending on the number of collection agencies that have previously attempted to collect on the receivables. Fresh accounts are typically past due 120 to 270 days and charged-off by the credit originator, that are either being sold prior to any post-charge-off collection activity or are placed with a third-party for the first time. These accounts typically sell for the highest purchase price. Primary accounts are typically 360 to 450 days past due and charged-off, have been previously placed with one contingent fee servicer and receive a lower purchase price. Secondary and tertiary accounts are typically more than 660 days past due and charged-off, have been placed with two or three contingent fee servicers and receive even lower purchase prices. We also purchase accounts previously worked by four or more agencies and these are typically 1,260 days or more past due and receive an even lower price. In addition, we purchase accounts that are included in consumer bankruptcies. These bankrupt accounts are typically filed under Chapter

13 of the U.S. Bankruptcy Code and have an associated payment plan that can range from 3 to 5 years. We purchase bankrupt accounts in both forward flow and spot transactions and consequently, they can be at any age in the bankruptcy plan life cycle.
     As shown in the following chart, as of December 31, 2008, we purchase accounts at any point in the delinquency cycle (amounts in thousands):

			Life to Date Purchased Face
			Value of Defaulted
Account Type	No. of Accounts	%	Consumer Receivables(1)%

Fresh	783	4.1%	$2,897,585	7.3%
Primary	2,396	12.6%	4,086,581	10.2%
Secondary	3,272	17.2%	5,039,470	12.6%
Tertiary	3,672	19.3%	4,633,690	11.6%
BK Trustees	2,053	10.7%	8,631,036	21.6%
Other	6,898	36.1%	14,632,716	36.7%

Total:	19,074	100.0%	$39,921,078	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.
     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically as of December 31, 2008 (amounts in thousands):

			Life to Date Purchased
			Face Value of		Original Purchase Price of
	No. of		Defaulted Consumer		Defaulted Consumer
Geographic Distribution	Accounts	%	Receivables (1)%		Receivables (2)%

Texas	3,321	17%	$5,042,635	13%	$113,280	11%
California	1,838	10%	4,745,725	12%	110,357	10%
Florida	1,446	8%	3,834,238	10%	90,289	8%
New York	1,144	6%	2,686,008	7%	69,125	6%
Pennsylvania	658	3%	1,591,432	4%	46,224	4%
North Carolina	660	3%	1,399,197	4%	37,896	4%
Illinois	763	4%	1,354,505	3%	41,385	4%
Ohio	639	3%	1,331,921	3%	44,583	4%
Georgia	576	3%	1,254,007	3%	41,698	4%
New Jersey	445	2%	1,213,562	3%	31,934	3%
Michigan	487	3%	1,005,867	3%	33,127	3%
Virginia	504	3%	835,264	2%	24,947	2%
Massachusetts	352	2%	824,884	2%	21,500	2%
Tennessee	387	2%	821,304	2%	27,617	3%
South Carolina	338	2%	755,429	2%	20,246	2%
Arizona	291	2%	736,685	2%	17,268	2%
Other (3)	5,225	27%	10,488,415	25%	300,487	28%

Total:	19,074	100%	$39,921,078	100%	$1,071,963	100%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

(2)	The “Original Purchase Price of Defaulted Consumer Receivables” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

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

     The quantitative and qualitative data derived in our due diligence is evaluated together with our knowledge of the current defaulted consumer receivables market and any subjective factors about the portfolio or the debt owner of which management may be aware. A portfolio acquisition approval memorandum is prepared for each prospective portfolio before a purchase price is submitted to the debt owner. This approval memorandum, which outlines the portfolio’s anticipated collectibility and purchase structure, is distributed to members of our Investment Committee. The approval by the Committee sets a maximum purchase price for the portfolio. The Investment Committee is currently comprised of Steve Fredrickson, President and Chief Executive Officer, Kevin Stevenson, Executive Vice President, Chief Financial and Administrative Officer, Craig Grube, Executive Vice President — Acquisitions, Mike Petit, President, Bankruptcy Services and Neal Stern, Senior Vice President and Chief Operating Officer — Owned Portfolios. Due to travel arrangements, alternates can be named from time to time.
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
     The collectability forecast for a newly acquired portfolio will help determine our initial collection strategy. Accounts which are determined to have the highest predicted collection probability may be sent immediately to collectors’ work queues. Less collectible accounts may be set aside as house accounts to be collected using a predictive dialer or another passive, low cost method. After owning an account for a month we begin reassessing the collectability on a daily basis based on a set of observed account behaviors. Some accounts may be worked using a letter and/or settlement strategy. We may obtain credit reports for various accounts after the collection process begins.
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
     During 2004, we began using a combination of internal staff (attorney and support), as well as external attorneys, to pursue legal collections in certain states and under certain circumstances. This has grown to over 40 states, utilizing the lower courts, in which we initiate law suits in amounts up to the jurisdictional limits of the respective courts. This distribution channel allows us to work accounts that we would not normally pursue through the use of contingent fee collection attorneys because of cost. Our legal recovery department also collects claims against estates in cases involving deceased debtors having assets at the time of death. Our legal recovery department oversees our internal legal collections and coordinates an independent nationwide collections attorney network which is responsible for the preparation and filing of judicial collection proceedings in multiple jurisdictions, determining the suit criteria, coordinating sales of property and instituting wage garnishments to satisfy judgments. This network consists of approximately 50 independent law firms who work on a flat fee or contingent fee basis. Legal cash collections generated by both our in house attorneys and outside independent contingent fee attorneys constituted approximately 28% of our total cash collections in 2008. As our portfolio matures, a larger number of accounts will be directed to our legal recovery department for judicial collection; consequently, we anticipate that legal cash collections will grow commensurately and comprise a larger percentage of our total cash collections.
     Our bankruptcy department manages consumer filings under the U.S. Bankruptcy Code on debtor accounts derived from three sources; 1) the company’s purchased pools of charged off and delinquent accounts, 2) our purchased pools of bankrupt accounts, and 3) our third party servicing client relationships. On company owned accounts, we file proofs of claim (“POCs”) or claim transfers and actively manage these accounts through the entire life cycle of the bankruptcy proceeding in order to substantiate our claims and ensure that we participate in any distributions to creditors. On accounts managed under a third party relationship, we work on either a full service contingency fee basis or a menu style fee for service basis.
     We developed our proprietary Bankruptcy Management System (“BMS”) as a secure and highly automated platform for providing bankruptcy notification services, filing POCs and claim transfers, managing documents, administering our case load, posting and reconciling payments and providing customized reports. BMS is a robust system designed to manage claims processing and case management in a high volume environment. The system is highly flexible and its capacity is easily expanded. Daily processing volumes are managed to meet individual bar dates associated with each bankruptcy case and specific client turnaround times. BMS and its underlying business rules were developed with emphasis first on minimizing risks through strict compliance to the bankruptcy code, then on maximizing recoveries from automated claim filing and case administration.
     Each of our employees goes through an entry level training program to familiarize them with BMS and the bankruptcy process, including a general overview of how we interact with the courts, debtor’s attorneys and trustees. We also use a tiered process of cross training designed to familiarize advancing employees with a variety of operational assignments and analytical tasks. For example, we utilize specially trained employees to perform advanced data matching and analytics for clients, while others are tasked with resolving objections directly with attorneys and trustees. In rare circumstances, resolution to these objections may need to be affected by working through our network of local counsel.
Fee-for-Service Businesses
     In order to provide debt owners with alternative collection solutions and to capitalize on common competencies between a fee-for-service collections operation and an acquired receivables portfolio business, we commenced our ARM third-party contingent fee collections operation in March 2001. In a contingent fee arrangement, debt owners typically place defaulted receivables with a third party collection agency once they have ceased their recovery efforts. The debt owners then pay the third-party agency a commission fee based upon the amount actually collected from the consumer. A contingent fee placement of defaulted consumer receivables is usually for a fixed time frame, typically four to six months, or as long as twelve months. At the end of this fixed period, the third-party agency will return the uncollected defaulted consumer receivables to the debt owner, which may then place the defaulted consumer receivables with another collection agency or sell the portfolio of receivables. We discontinued our ARM contingent fee operation during the second quarter of 2008.
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
     For RDS and MuniServices, our government processing and collection businesses, their primary source of income is derived from servicing taxing authorities in several different ways: processing all of their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings or fee for service transactions. When audits are conducted, there are two components. The first is a charge for the hours incurred on conducting the audit. This charge is for hours worked. This charge is up-charged from the actual costs incurred. The gross billing is a component of the line item “Commissions” and the expense is included in the line item “Compensation and employee services.” The second item is for expenses incurred while conducting the audit. Most jurisdictions will reimburse us for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item “Commissions” and the expense component is included in its appropriate expense category, generally, “Other operating expenses.”
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
     We face bidding competition in our acquisition of defaulted consumer receivables and in obtaining placement of fee-for-service receivables. We also compete on the basis of reputation, industry experience and performance. Among the positive factors which we believe influence our ability to compete effectively in this market are our ability to bid on portfolios at appropriate prices, our reputation from previous transactions regarding our ability to close transactions in a timely fashion, our relationships with originators of defaulted consumer receivables, our team of well-trained collectors who provide quality customer service and compliance with applicable collections laws and our ability to collect on various asset types. Among the negative factors which we believe could influence our ability to compete effectively in this market are that some of our current competitors and possible new competitors may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories and more established relationships in our industry than we currently have.
Information Technology
Technology Operating Systems and Server Platform
     The architecture and design of our systems provides us with a technology system that is flexible, secure, reliable and redundant to ensure the protection of our sensitive data. We utilize Intel-based servers running Microsoft Windows 2000/2003 operating systems. In addition, we utilize a blend of purchased and proprietary software systems tailored to the needs of our business. These systems are designed to eliminate inefficiencies in our collections, continue to meet business objectives in a changing environment and meet compliance obligations with regulatory entities. Our proprietary software systems are being leveraged to manage location information and operational applications for MuniServices, IGS and RDS. We believe our custom solutions will enhance the overall investigative capabilities of this business while meeting compliance obligations with regulatory entities.
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
Database and Software Systems
     The ability to access and utilize data is essential to PRA being able to operate nationwide in a cost-effective manner. Our centralized computer-based information systems support the core processing functions of our business under a set of integrated databases and are designed to be both replicable and scalable to accommodate our internal growth. This integrated approach helps to assure that data sources are processed efficiently. We use these systems for portfolio and client management, skip tracing, check taking, financial and management accounting, reporting, and planning and analysis. The systems also support our consumers, including on-line access to account information, account status and payment entry. We use a combination of Microsoft and Oracle database software to manage our portfolios, financial, customer and sales data, and we believe these systems will be sufficient for our needs for the foreseeable future. MuniServices, IGS and RDS all maintain unique, proprietary software systems that manage the movement of data, accounts and information throughout these business units. We believe these systems will be sufficient for our needs in the foreseeable future.
Redundancy, System Backup, Security and Disaster Recovery
     Our data centers provide the infrastructure for collection services and uninterrupted support of data, applications and hardware for all of our business units. We believe our facilities and operations include sufficient redundancy, file back-up and security to ensure minimal exposure to systems failure or unauthorized access. The preparations in this area include the use of call centers in Virginia, Kansas, Alabama and Tennessee in order to help provide redundancy for data and processes should one site be completely disabled. We have a disaster recovery plan covering our business that is tested on a periodic basis. The combination of our locally distributed call control systems provides enterprise-wide call and data distribution between our call centers for efficient portfolio collection and business operations. In addition to data replication between the sites, incremental backups of both software and databases are performed on a daily basis and a full system backup is performed weekly. Backup data tapes are stored at an offsite location along with copies of schedules and production control procedures, procedures for recovery using an off-site data center, documentation and other critical information necessary for recovery and continued operation. Our Virginia headquarters has two separate telecommunications feeds, uninterruptible power supplies and natural gas and diesel-generators, all of which provide a level of redundancy should a power outage or interruption occur. We also have generators installed at each of our remote call centers, as well as our subsidiary locations in Alabama and as of April 2009, Nevada. We also employ rigorous physical and electronic security to protect our data. Our call centers have restricted card key access and appropriate additional physical security measures. Electronic protections include data encryption, firewalls and multi-level access controls.
Plasma Displays for Real Time Data Utilization
     We utilize plasma displays at our main facility to aid in recovery of portfolios. The displays provide real-time business-critical information to our collection personnel for efficient collection efforts such as telephone, production, employee status, goal trending, training and corporate information.
Predictive Dialer Technology
     The Avaya Proactive Contact Dialer ensures that our collection staff focuses on certain defaulted consumer receivables according to our specifications. Its predictive technology takes into account all campaign and dialing parameters and is able to automatically adjust its dialing pace to match changes in campaign conditions and provide the lowest possible wait times and abandon rates, with the highest volume of outbound calls. In addition, the dialer allows our collectors to handle only live voice calls by leaving automated messages on all calls where answering machines are detected. This feature allows our representatives to speak with more debtors per agent hour, and also increases our inbound call volume.
Employees
     We employed 2,032 persons on a full-time basis, including the following number of front line operations employees by business: 1,478 on our owned portfolios, 158 working in our IGS operations, 67 working in our RDS government collections operation, and 71 working in our MuniServices operations, as of December 31, 2008. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.
Hiring
     We recognize that our collectors are critical to the success of our business as a majority of our collection efforts occur as a result of telephone contact with consumers. We have found that the tenure and productivity of our collectors are directly related. Therefore, attracting, hiring, training, retaining and motivating our collection personnel is a major focus for us. We pay our collectors competitive wages and offer employees a full benefits program which includes comprehensive medical coverage, short and long term disability, life insurance, dental and vision coverage, pre-paid legal plan, an employee assistance program, supplemental indemnity, cancer, hospitalization, accident insurance, a flexible spending account for child care and a matching 401(k) program. In addition to a base wage, we provide collectors with the opportunity to receive unlimited compensation through an incentive compensation program that pays bonuses above a set monthly base, based upon each collector’s collection results. This program is designed to ensure that employees are paid based not only on performance, but also on consistency. We have awarded stock based compensation to many of our tenured collectors. We believe that these practices have helped us achieve an annual post-training turnover rate of 59% in 2008.
     A large number of telemarketing, customer-service and reservation phone centers are located near our Virginia headquarters. We believe that we offer a competitive and, in many cases, a higher base wage than many local employers and therefore have access to a large number of eligible personnel. In addition, there are several military bases in the area. We employ numerous military spouses and retirees and find them to be an excellent source of employees. We have also found the Las Vegas, Nevada, Hutchinson, Kansas, Birmingham, Alabama, Jackson, Tennessee, Houston, Texas and Fresno, California areas to provide a large potential workforce of eligible personnel.
Training
     We provide a comprehensive multi-week training program for all new owned portfolio collectors. The first weeks of the training program is comprised of lectures to learn collection techniques, state and federal collection laws, systems, negotiation skills, skip tracing and telephone use. These sessions are then followed by additional weeks of practical experience conducting live calls with additional managerial supervision in order to provide employees with confidence and guidance while still contributing to our profitability. Each trainee must successfully pass a comprehensive examination before being assigned to the collection floor, as well as once a year thereafter. In addition, we conduct continuing advanced classes in our four training centers. Our technology and systems allow us to monitor individual employees and then offer additional training in areas of deficiency to increase productivity and ensure compliance.
Outsourced Collections Department
Legal Recovery
     An important component of our collections effort involves our outsourced collections department and the judicial collection of accounts of customers who have the ability, but not the willingness, to resolve their obligations. Accounts for which the consumer is not cooperative and for which we can establish a garnishable job or attachable asset are reviewed for legal action. Additionally, we review accounts using a proprietary scoring model and select those accounts reflecting a high propensity to pay in a legal environment. Depending on the balance of the defaulted consumer receivable and the applicable state collection laws, we determine whether to commence legal action to collect on the receivable. The legal process can take an extended period of time, but it also generates cash collections that likely would not have been realized otherwise. During 2004, we began using a combination of internal staff (attorney and support), as well as external attorneys, to pursue legal collections in certain states and under certain circumstances. This has grown to 40 states, utilizing the lower courts, in which we initiate law suits in amounts up to the jurisdictional limits of the respective courts. This distribution channel allows us to work accounts that we would not normally pursue through the use of contingent fee collection attorneys because of cost. Our legal recovery department also collects claims against estates in cases involving deceased debtors having assets at the time of death. Our legal recovery department oversees internal legal collections and coordinates an independent nationwide attorney network which is responsible for the preparation and filing of judicial collection proceedings in multiple jurisdictions, determining the suit criteria, coordinating sales of property and instituting wage garnishments to satisfy judgments. This nationwide collections attorney network consists of approximately 50 independent law firms, all of which work on a contingent fee basis. Legal cash collections generated by both our in house attorneys and outside independent contingent fee attorneys constituted approximately 28% of our total cash collections in 2008. As our portfolio matures, a larger number of accounts will be directed to our outsourced collections department for judicial collection; consequently, we anticipate that legal collections will grow commensurately and comprise a larger percentage of our total cash collections.
Bankruptcy
     Our bankruptcy department manages consumer filings under the U.S. Bankruptcy Code on debtor accounts derived from three sources; 1) the company’s purchased pools of charged off and delinquent accounts, 2) our purchased pools of bankrupt accounts, and 3) our third party servicing client relationships. On company owned accounts, we file proofs of claim (“POCs”) or claim transfers and actively manage these accounts through the entire life cycle of the bankruptcy proceeding in order to substantiate our claims and ensure that we participate in any distributions to creditors. On accounts managed under a third party relationship, we work on either a full service contingency fee basis or a menu style fee for service basis.
     We developed our proprietary Bankruptcy Management System (“BMS”) as a secure and highly automated platform for providing bankruptcy notification services, filing POCs and claim transfers, managing documents, administering our case load, posting and reconciling payments and providing customized reports. BMS is a robust system designed to manage claims processing and case management in a high volume environment. The system is highly flexible and its capacity is easily expanded. Daily processing volumes are managed to meet individual bar dates associated with each bankruptcy case and specific client turnaround times. BMS and its underlying business rules were developed with emphasis first on minimizing risks through strict compliance to the bankruptcy code, then on maximizing recoveries from automated claim filing and case administration.
     Each of our employees goes through an entry level training program to familiarize them with BMS and the bankruptcy process, including a general overview of how we interact with the courts, debtor’s attorneys and trustees. We also use a tiered process of cross training designed to familiarize advancing employees with a variety of operational assignments and analytical tasks. For example, we utilize specially trained employees to perform advanced data matching and analytics for clients, while others are tasked with resolving objections directly with attorneys and trustees. In rare circumstances, resolution to these objections may need to be affected by working through our network of local counsel.
Corporate Legal Department
     Our corporate legal department manages general corporate governance, litigation management, insurance and risk management, corporate transactions, intellectual property, contract and document preparation and review, including real estate purchase and lease agreements and portfolio purchase documents, compliance with federal securities laws and other regulations and statutes, obtaining and maintaining multi-state licensing, bonding and insurance and dispute and complaint resolution. As a part of its compliance functions, our corporate legal department works with our internal auditor and the Audit Committee of our Board of Directors in the implementation of our Code of Ethics. In that connection, we have implemented companywide ethics training and mandatory ethics quizzes and have established a confidential telephone hotline to report suspected policy violations, fraud, embezzlement, deception in record keeping and reporting, accounting, auditing matters and other acts which are inappropriate, criminal and/or unethical. Our Code of Ethics policy is available at the Investor Relations page of our website. Our corporate legal department also provides guidance to our quality control department and assists with training our staff in relevant areas including extensive training on the Fair Debt Collection Practices Act and other relevant laws and regulations. Our corporate legal department distributes guidelines and procedures for collection personnel to follow when communicating with customers, customer’s agents, attorneys and other parties during our recovery efforts. This includes overseeing the letter process and approving all communications to account debtors. In addition, our corporate legal department regularly researches, and provides collections personnel and our training department with summaries and updates of changes in, federal and state statutes and relevant case law, so that they are aware of and in compliance with changing laws and judicial decisions when skip-tracing or collecting accounts.
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
     Additionally, there are some state statutes and regulations comparable to the above federal laws, and specific licensing requirements which affect our operations. State laws may also limit credit account interest rates and the fees, as well as limit the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts.
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
     In addition to our obligation to comply with applicable federal, state and local laws and regulations, we are also obligated to comply with judicial decisions reached in court cases involving legislation passed by any such governmental bodies.
Item 1A. Risk Factors.
     To the extent not described elsewhere in this Annual Report, the following are risks related to our business.
A deterioration in economic conditions in the United States may have an adverse effect on our collections, results of operations, revenue and stock price
     Our performance may be affected by economic conditions in the United States. If the United States economy deteriorates, personal bankruptcy filings may increase, and the ability of consumers to pay their debts could be adversely affected. This may in turn adversely impact our financial condition, results of operations, revenue and stock price. Other factors associated with the economy that could influence our performance include the financial stability of the lenders on our line of credit, our access to credit, and financial factors affecting consumers.
     The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate, go out of business or be taken over by the federal government have resulted in a tightening in credit markets. There could be a number of follow-on effects from the credit crisis and/or the federal government’s response to the credit crisis on our business, including a decrease in the value of the our financial investments, the insolvency of lending institutions, including the lenders on our line of credit, resulting in our inability to obtain credit, and the inability of our customers to obtain credit to re-finance their obligations with us. These and other economic factors could have a material adverse effect on our financial condition and results of operations.

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
We may be unable to obtain account documents for some of the accounts that we purchase. Our inability to provide account documents on accounts that are subject to judicial collections may negatively impact the liquidation rate on these accounts
     When we collect accounts judicially, courts in certain jurisdictions require that a copy of the account statements or applications be attached to the pleadings in order to obtain a judgment against the account debtors. If we are unable to produce account documents, these courts will deny our claims.
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
Our work force could become unionized in the future, which could adversely affect the stability of our production and increase our costs
     Currently, none of our employees are represented by unions. However, our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some or all of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could adversely affect the stability of our work force and increase our costs. In 2007, the Employee Free Choice Act H.R. 800 (“EFCA”) was passed in the U.S. House of Representatives, and currently remains in the Senate. The EFCA aims to amend the National Labor Relations Act, by making it easier for workers to organize unions and increasing the penalties employers may incur if they engage in labor practices in violation of the National Labor Relations Act. The EFCA requires the National Labor Relations Board (“NLRB”) to review petitions filed by employees for the purpose of creating a labor organization and to certify a bargaining representative without directing an election, if a majority of the bargaining unit employees have authorized designation of the representative. The EFCA also requires the parties to begin bargaining within 10 days of the receipt of the petition, or longer time if mutually agreed upon. EFCA would also require the NLRB to seek a federal injunction against an employer whenever there is reasonable cause to believe that the employer has discharged or discriminated against an employee to encourage or discourage membership in the labor organization, threatened to discharge or otherwise discriminate against an employee in order to interfere with, restrain, or coerce employees in the exercise of guaranteed collective bargaining rights, or engaged in any other related unfair labor practice that significantly interferes with, restrains, or coerces employees in the exercise of such guaranteed rights. The EFCA adds additional remedies for such violations, including back pay plus liquidated damages and civil penalties to be determined by the NLRB not to exceed $20,000 per infraction. This bill or a variation of it could be enacted in the future and could have an adverse impact on our operations.
We experience high employee turnover rates and we may not be able to hire and retain enough sufficiently trained employees to support our operations
     The accounts receivables management industry is very labor intensive and, similar to other companies in our industry, we typically experience a high rate of employee turnover. Our annual turnover rate, excluding those employees that do not complete our multi-week training program, was 59% in 2008. We compete for qualified personnel with companies in our industry and in other industries. Our growth requires that we continually hire and train new collectors. A higher turnover rate among our collectors will increase our recruiting and training costs and limit the number of experienced collection personnel available to service our defaulted consumer receivables. If this were to occur, we would not be able to service our defaulted consumer receivables effectively and this would reduce our ability to continue our growth and operate profitability.
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

Our collections may decrease if certain types of bankruptcy filings involving liquidations increase
     Various economic trends and potential changes to existing legislation, may contribute to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings a debtor’s assets may be sold to repay creditors, but since the defaulted consumer receivables we service are generally unsecured we often would not be able to collect on those receivables. We cannot ensure that our collection experience would not decline with an increase in personal bankruptcy filings or a change in bankruptcy regulations or practices. If our actual collection experience with respect to a defaulted bankrupt consumer receivables portfolio is significantly lower than we projected when we purchased the portfolio, our financial condition and results of operations could deteriorate.
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
The loss of IGS, RDS or MuniServices customers could negatively affect our operations
     With respect to the acquisitions of IGS, RDS and MuniServices, a significant portion of the valuation was tied to existing client and customer relationships. Our customers, in general, may terminate their relationship with us on 90 days’ prior notice. In the event a customer or customers terminate or significantly cut back any relationship with us, it could reduce our profitability and harm our business and could potentially give rise to an impairment charge related to an intangible asset specifically ascribed to existing client and customer relationships.
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
Our ability to recover and enforce our defaulted consumer receivables may be limited under federal and state laws
     The businesses conducted by the Company’s operating subsidiaries are subject to licensing and regulation by governmental and regulatory bodies in the many jurisdictions in which the Company operates and conducts its business. Federal and state laws may limit our ability to recover and enforce our defaulted consumer receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit issuers may preclude us from collecting on defaulted consumer receivables we purchase if the credit issuer previously failed to comply with applicable laws in generating or servicing those receivables. Collection laws and regulations also directly apply to our business. Such laws and regulations are extensive and subject to change. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on consumer credit receivables. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on our defaulted consumer receivables and may harm our business. In addition, federal and state governmental bodies are considering, and may consider in the future, legislative proposals that would regulate the collection of our defaulted consumer receivables. Further, new tax law changes such as Internal Revenue Code Section 6050P (requiring 1099-C returns to be filed on discharge of indebtedness in excess of $600) could negatively impact our ability to collect or cause us to incur additional expenses. Although we cannot predict if or how any future legislation would impact our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on our defaulted consumer receivables, which could reduce our profitability and harm our business.
Our ability to recover on portfolios of bankrupt consumer receivables may be impacted by changes in federal laws or changes in the administrative practices of the various bankruptcy courts
     We recover on consumer receivables that have filed for bankruptcy protection under available U.S. bankruptcy laws. We recover on consumer receivables that have filed for bankruptcy protection after we acquired them, and we also purchase accounts that are currently in bankruptcy proceedings. Our ability to recover on portfolios of bankruptcy consumer receivables may be impacted by changes in federal laws or changes in administrative practices of the various bankruptcy courts. Congress is considering legislation which, if passed, could allow bankruptcy judges to reduce and or modify mortgages and interest rates on a chapter 13 debtor’s principal residence. If passed, this legislation may affect our ability to collect bankrupt accounts and it may temporarily disrupt our historical bankruptcy collection curves, making it more difficult to accurately price bankrupt accounts.
We are subject to examinations and challenges by tax authorities
     Our industry is relatively unique and as a result there is not a set of well defined laws or regulations for us to follow that match our particular facts and circumstances for some tax positions. Therefore, certain tax positions we take are based on industry practice, tax advice and drawing similarities of our facts and circumstances to those in case law. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base and apportionment. Challenges made by tax authorities to our application of tax rules may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions, as well as, inconsistent positions between different jurisdictions on similar matters. If any such challenges are made and are not resolved in our favor, they could have an adverse effect on our financial condition and result of operations.

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
We may not be able to continue to satisfy the restrictive covenants in our debt agreements
     All of our receivable portfolios are pledged to secure amounts owed to our lenders. Our debt agreements impose a number of restrictive covenants on how we operate our business. Failure to satisfy any one of these covenants could result in all or any of the following consequences, each of which could have a materially adverse effect on our ability to conduct business:
•	acceleration of outstanding indebtedness;

•	our inability to continue to purchase receivables needed to operate our business; or

•	our inability to secure alternative financing on favorable terms, if at all.
Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates and could adversely affect our results of operations and financial condition, as could our failure to comply with hedge accounting principles and interpretations
     We entered into an interest rate swap transaction in December 2008 to mitigate our interest rate risk. Our hedging strategies rely on assumptions and projections. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates, we may experience volatility in our earnings that could adversely affect our results of operations and financial condition.
     In addition, hedge accounting in accordance with SFAS 133 requires the application of significant subjective judgments to a body of accounting concepts that is complex and for which the interpretations have continued to evolve within the accounting profession and amongst the standard-setting bodies. Our failure to comply with hedge accounting principles and interpretations could result in the loss of the applicability of hedge accounting which could adversely affect our results of operations and financial condition.
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
Changes in governmental laws and regulations could increase our costs and liabilities or impact our operations
     Changes in laws and regulations and the manner in which they are interpreted or applied may alter our business environment. This could affect our results of operations or increase our liabilities. These negative impacts could result from changes in collection laws, laws related to credit reporting, consumer bankruptcy, accounting standards, taxation requirements, employment laws and communications laws, among others. It is possible that we could become subject to additional liabilities in the future resulting from changes in laws and regulations that could result in an adverse effect on our results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments.
     None.

Item 2. Properties.
     Our principal executive offices and primary operations facility are located in approximately 100,000 square feet of leased space in three adjacent buildings in Norfolk, Virginia. This site can currently accommodate approximately 975 employees. We own a two-acre parcel of land across from our headquarters which we developed into a parking lot for use by our employees.
     We own an approximately 22,000 square foot facility in Hutchinson, Kansas, comprised of two buildings, and contiguous parcels of land which are used primarily for employee parking. The Hutchinson site can currently accommodate approximately 250 employees.
     We also lease a facility located in approximately 23,000 square feet of space in Hampton, Virginia which can accommodate approximately 300 employees.
     We also lease a 13,500 square foot call center in Las Vegas, Nevada which can accommodate approximately 150 employees. In December 2008, we entered into a lease for an approximately 30,000 square foot call center in Las Vegas, Nevada. The leased space is currently under renovations and is expected to be completed during the second quarter of 2009. The newly leased space will be able to accommodate approximately 270 employees and will replace the 13,500 square foot call center.
     We also lease a 15,000 square-foot facility in Birmingham, Alabama which can accommodate approximately 160 employees and approximately 400 square feet of space in Montgomery, Alabama.
     We own a 34,000 square foot building and a nine-acre parcel of land in Jackson, Tennessee which can accommodate approximately 430 employees.
     For our MuniServices business, we lease approximately 26,000 square feet of office space in several offices around the country, the majority of which is in Fresno, California. These offices can accommodate approximately 140 employees.
     We also lease a facility located in approximately 6,000 square feet of space in Houston, Texas which can accommodate approximately 30 employees.
     We do not consider any specific leased or owned facility to be material to our operations. We believe that equally suitable alternative facilities are available in all areas where we currently do business.
Item 3. Legal Proceedings.
     From time to time, we are involved in various legal proceedings, most of which are incidental to the ordinary course of our business. We regularly initiate lawsuits against consumers and are occasionally countersued by them in such actions. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a state or federal law in the process of collecting on an account. While we cannot predict the outcome of these proceedings, or of any other claims that may be brought against us, we do not believe that the collections related matters represent a substantial volume of our account, and it is not expected that these or any other legal proceedings or claims in which we are involved will, individually or in the aggregate, have a material impact on our business or financial condition.
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

	High	Low
2007
Quarter ended March 31, 2007	$49.20	$41.63
Quarter ended June 30, 2007	$62.61	$43.50
Quarter ended September 30, 2007	$65.66	$44.26
Quarter ended December 31, 2007	$54.89	$36.28

2008
Quarter ended March 31, 2008	$50.50	$27.43
Quarter ended June 30, 2008	$47.75	$37.12
Quarter ended September 30, 2008	$52.73	$35.09
Quarter ended December 31, 2008	$49.49	$24.70
     As of February 4, 2009, there were 31 holders of record of the Common Stock. Based on information provided by our transfer agent and registrar, we believe that there are 24,183 beneficial owners of the Common Stock.
Stock Performance
     The following graph compares from December 31, 2003, to December 31, 2008, the cumulative stockholder returns assuming an initial investment of $100 on January 1, 2004 in the Company’s Common Stock, the stocks comprising the NASDAQ Global Market Composite Index, the NASDAQ Market Index (U.S.) and the stocks comprising a peer group index consisting of six peers. Any dividends paid during the five year period are assumed to be reinvested.

As of December 31,	2003	2004	2005	2006	2007	2008
PRAA	$100	$155	$175	$176	$152	$130
NASDAQ Global Market Composite Index	$100	$109	$110	$121	$126	$61
NASDAQ Market Index (U.S.)	$100	$109	$113	$127	$139	$81
Peer Group Index	$100	$116	$139	$136	$133	$88

     The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of the Company’s common stock. The Company does not make or endorse any predictions as to its future stock performance.

Equity Incentives
     The table below provides information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2008:

Number of Securities
	Number of Securities	Number of Securities to be Issued	Weighted-average	Remaining Available for
	Authorized for	Upon Exercise of Outstanding	Exercise Price of	Future Issuance Under
	Issuance Under the	Options or Nonvested Shares Under	Outstanding Options and	the Equity Compensation
Plan Category	Plan	the Plan	Nonvested Shares(1)	Plan(2)
Equity Compensation plans approved by security holders	2,000,000	378,255	$5.61	843,495
Equity Compensation plans not approved by security holders	None	None	N/A	None
Total	2,000,000	378,255	$5.61	843,495

(1)	Includes grants of nonvested shares, for which there is no exercise price, but with respect to which shares are awarded without cost when the restrictions have been realized. Excluding the impact of the nonvested shares, the weighted average exercise price of outstanding options is $17.24.

(2)	Excludes 778,250 exercised options and vested shares, which are not available for re-issuance.
Dividend Policy
     Our board of directors sets our dividend policy. We do not currently pay regular dividends on our Common Stock; however, our board of directors may determine in the future to declare or pay dividends on our Common Stock. On April 23, 2007, the Company’s Board of Directors authorized a special one-time cash dividend of $1.00 per share with a record date of May 9, 2007. The cash dividends were paid on June 8, 2007 and totaled $16,069,694. No dividends were paid during 2008. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may consider relevant.

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the audited consolidated financial statements.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004
INCOME STATEMENT DATA:
Revenues:
Income recognized on finance receivables, net	$206,486	$184,705	$163,357	$134,674	$106,254
Commissions	56,789	36,043	24,965	13,851	7,142

Total revenues	263,275	220,748	188,322	148,525	113,396

Operating expenses:
Compensation and employee services	88,073	69,022	58,142	44,332	36,620
Outside legal and other fees and services	61,752	47,474	40,139	29,965	21,408
Communications	10,304	8,531	5,876	4,424	3,638
Rent and occupancy	3,908	3,105	2,276	2,101	1,745
Other operating expenses	6,977	5,915	4,758	3,424	2,712
Depreciation and amortization	7,424	5,517	5,131	4,679	2,383

Total operating expenses	178,438	139,564	116,322	88,925	68,506

Income from operations	84,837	81,184	72,000	59,600	44,890
Net interest income/(expenses)	(11,091)	(3,285)	206	331	(51)

Income before income taxes	73,746	77,899	72,206	59,931	44,839
Provision for income taxes	28,384	29,658	27,716	23,159	17,388

Net income	$45,362	$48,241	$44,490	$36,772	$27,451

Net income per share
Basic	$2.98	$3.08	$2.80	$2.35	$1.79
Diluted	$2.97	$3.06	$2.77	$2.28	$1.73
Weighted average shares
Basic	15,229	15,646	15,911	15,642	15,357
Diluted	15,292	15,779	16,082	16,149	15,853
OPERATING AND OTHER FINANCIAL DATA:
Cash collections and commissions (1)	$383,488	$298,209	$261,357	$205,226	$160,546
Operating expenses to cash collections and commissions	47%	47%	45%	43%	43%
Return on equity (2)	17%	20%	20%	21%	20%
Acquisitions of finance receivables, at cost (3)	$280,336	$263,809	$112,406	$149,645	$61,165
Acquisitions of finance receivables, at face value	$4,588,234	$11,113,830	$7,788,158	$5,307,918	$3,340,434
Employees at period end:
Total employees	2,032	1,677	1,291	1,110	948
Ratio of collection personnel to total employees (4)	87%	88%	88%	88%	89%

(1)	Includes both cash collected on finance receivables and commission fees earned during the relevant period.

(2)	Calculated by dividing net income for each year by average monthly stockholders’ equity for the same year.

(3)	Represents cash paid for finance receivables. It does not include certain capitalized costs or purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(4)	Includes all collectors and all first-line collection supervisors at December 31.
Below is listed certain key balance sheet data for the periods presented:

	As of December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
BALANCE SHEET DATA:
Cash and cash equivalents	$13,901	$16,730	$25,101	$15,985	$24,513
Investments	—	—	—	—	23,950
Finance receivables, net	563,830	410,297	226,447	193,645	105,189
Total assets	657,840	476,307	293,378	247,772	175,176
Long-term debt	—	—	690	1,152	1,924
Total debt, including obligations under capital lease and line of credit	268,305	168,103	932	16,535	2,501
Total stockholders’ equity	283,863	235,280	247,278	195,322	151,389

Below is listed the quarterly consolidated income statements for the years ended December 31, 2008 and 2007:

	For the Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(Dollars in thousands, except per share data)	2008	2008	2008	2008	2007	2007	2007	2007

INCOME STATEMENT DATA:
Revenues:
Income recognized on finance receivables, net	$48,073	$52,738	$53,047	$52,628	$46,741	$46,111	$46,387	$45,466
Commissions	18,898	15,848	10,567	11,476	10,583	8,529	8,389	8,542

Total revenues	66,971	68,586	63,614	64,104	57,324	54,640	54,776	54,008

Operating expenses:
Compensation and employee services	23,091	22,983	20,872	21,127	18,584	17,322	16,681	16,435
Outside legal and other fees and services	15,352	16,709	15,118	14,573	12,944	11,847	11,246	11,437
Communications	2,769	2,263	2,403	2,869	2,604	2,038	2,005	1,884
Rent and occupancy	1,078	1,123	869	838	888	819	739	659
Other operating expenses	2,114	1,912	1,595	1,356	1,449	1,605	1,478	1,383
Depreciation and amortization	2,285	2,162	1,507	1,470	1,405	1,455	1,362	1,295

Total operating expenses	46,689	47,152	42,364	42,233	37,874	35,086	33,511	33,093

Income from operations	20,282	21,434	21,250	21,871	19,450	19,554	21,265	20,915
Net interest income (expense)	(2,927)	(3,049)	(2,646)	(2,469)	(2,107)	(1,072)	(218)	112

Income before income taxes	17,355	18,385	18,604	19,402	17,343	18,482	21,047	21,027
Provision for income taxes	6,746	6,930	7,178	7,530	6,667	6,787	8,058	8,146

Net income	$10,609	$11,455	$11,426	$11,872	$10,676	$11,695	$12,989	$12,881

Net income per share
Basic	$0.69	$0.75	$0.75	$0.78	$0.71	$0.76	$0.81	$0.81
Diluted	$0.69	$0.75	$0.75	$0.78	$0.70	$0.75	$0.80	$0.80

Weighted average shares
Basic	15,283	15,267	15,193	15,170	15,136	15,451	16,005	15,993
Diluted	15,329	15,336	15,268	15,237	15,230	15,577	16,168	16,140
Below is listed the quarterly consolidated balance sheets for the years ended December 31, 2008 and 2007:

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(Dollars in thousands)	2008	2008	2008	2008	2007	2007	2007	2007

BALANCE SHEET DATA:
Assets
Cash and cash equivalents	$13,901	$28,006	$16,333	$16,816	$16,730	$14,464	$15,042	$27,883
Finance receivables, net	563,830	535,430	515,367	477,754	410,297	326,476	288,648	243,568
Property and equipment, net	23,884	23,354	17,332	16,631	16,171	15,217	13,510	12,201
Income taxes receivable	3,587	3,715	3,539	2,791	3,022	2,621	2,424	—
Goodwill	27,546	28,058	18,620	18,620	18,620	18,620	18,287	18,288
Intangible assets, net	13,429	13,747	4,322	4,684	5,046	5,399	5,773	6,263
Other assets	11,663	9,251	5,775	5,923	6,422	4,435	4,354	4,614

Total assets	$657,840	$641,561	$581,288	$543,219	$476,308	$387,232	$348,038	$312,817

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$3,438	$4,527	$4,630	$4,008	$4,055	$2,815	$2,456	$4,220
Accrued expenses	4,314	5,294	4,647	4,499	4,471	3,614	3,477	3,063
Income taxes payable	—	—	—	—	—	—	—	1,765
Accrued payroll and bonuses	9,850	9,605	4,833	4,818	6,820	6,445	4,327	4,203
Deferred tax liability	88,070	81,350	72,577	64,661	57,579	51,018	43,970	37,849
Line of credit	268,300	267,300	234,300	216,800	168,000	100,000	38,000	—
Long-term debt	—	—	—	—	—	—	19	572
Obligations under capital lease	5	23	45	70	103	138	174	208

Total liabilities	373,977	368,099	321,032	294,856	241,028	164,030	92,423	51,880

Stockholders’ equity
Common stock	153	153	152	152	152	151	160	160
Additional paid in capital	74,574	74,873	73,121	72,654	71,443	70,044	114,142	116,383
Retained earnings	209,047	198,436	186,983	175,557	163,685	153,007	141,313	144,394
Accumulated other comprehensive income	89	—	—	—	—	—	—	—

Total stockholders’ equity	283,863	273,462	260,256	248,363	235,280	223,202	255,615	260,937

Total liabilities and stockholders’ equity	$657,840	$641,561	$581,288	$543,219	$476,308	$387,232	$348,038	$312,817

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
     The following table sets forth certain operating data in dollars and as a percentage of total revenues for the years ended December 31, 2008, 2007 and 2006:

(Dollars in thousands)	2008		2007		2006

Revenues:
Income recognized on finance receivables, net	$206,486	78.4%	$184,705	83.7%	$163,357	86.7%
Commissions	56,789	21.6	36,043	16.3	24,965	13.3

Total revenues	263,275	100.0	220,748	100.0	188,322	100.0
Operating expenses:
Compensation and employee services	88,073	33.5	69,022	31.3	58,142	30.9
Outside legal and other fees and services	61,752	23.5	47,474	21.5	40,139	21.3
Communications	10,304	3.9	8,531	3.9	5,876	3.1
Rent and occupancy	3,908	1.4	3,105	1.4	2,276	1.2
Other operating expenses	6,977	2.7	5,915	2.6	4,758	2.6
Depreciation and amortization	7,424	2.8	5,517	2.5	5,131	2.7

Total operating expenses	178,438	67.8	139,564	63.2	116,322	61.8

Income from operations	84,837	32.2	81,184	36.8	72,000	38.2
Interest income	60	0.0	419	0.2	584	0.3
Interest expense	(11,151)	(4.2)	(3,704)	(1.7)	(378)	(0.2)

Income before income taxes	73,746	28.0	77,899	35.3	72,206	38.3
Provision for income taxes	28,384	10.8	29,658	13.4	27,716	14.7

Net income	$45,362	17.2%	$48,241	21.9%	$44,490	23.6%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Revenues
          Total revenues were $263.3 million for the year ended December 31, 2008, an increase of $42.6 million or 19.3% compared to total revenues of $220.7 million for the year ended December 31, 2007.
Income Recognized on Finance Receivables, net
          Income recognized on finance receivables, net was $206.5 million for the year ended December 31, 2008, an increase of $21.8 million or 11.8% compared to $184.7 million for the year ended December 31, 2007. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $326.7 million from $262.2 million, an increase of $64.5 million or 24.6%. Our finance receivables amortization rate, including the net allowance charge, on our owned portfolios for the year ended December 31, 2008 was 36.8% while for the year ended December 31, 2007 it was 29.6%. During the year ended December 31, 2008, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $4.6 billion at an original purchase price of $280.3 million. During the year ended December 31, 2007, we acquired defaulted consumer receivable portfolios with an aggregate face value of $11.1 billion at an original purchase price of $263.8 million. In any period, we acquire defaulted consumer receivable portfolios that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price, we intend to target a similar internal rate of return (after direct expenses) in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
          Income recognized on finance receivables is shown net of changes in valuation allowances recognized under SOP 03-3, which requires that a valuation allowance be taken for decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the years ended December 31, 2008 and 2007, we recorded net allowance charges of $19.4 million and $2.9 million, respectively.
Commissions
          Commissions were $56.8 million for the year ended December 31, 2008, an increase of $20.8 million or 57.8% compared to commissions of $36.0 million for the year ended December 31, 2007. Commissions grew as a result of the acquisition of MuniServices, LLC (“MuniServices”) on July 1, 2008, as well as increases in revenue generated by our IGS fee-for-service business and RDS government processing and collection business, partially offset by a decrease in our Anchor contingent fee business, which ceased operations during the second quarter of 2008, as compared to the prior year period.
Operating Expenses
          Total operating expenses were $178.4 million for the year ended December 31, 2008, an increase of $38.8 million or 27.8% compared to total operating expenses of $139.6 million for the year ended December 31, 2007. Total operating expenses were 46.5% of cash receipts for the year ended December 31, 2008 compared with 46.8% for the same period in 2007.
Compensation and Employee Services
          Compensation and employee services expenses were $88.1 million for the year ended December 31, 2008, an increase of $19.1 million or 27.7% compared to compensation and employee services expenses of $69.0 million for the year ended December 31, 2007. This increase is mainly due to the acquisition of MuniServices as well as an overall increase in our owned portfolio collection staff. This increase was offset by a reversal or decrease of $1.2 million during 2008 of estimated share-based compensation costs that had been accrued in 2007 related to the 2007 Long Term Incentive Programs because the achievement of the performance targets of the program were unlikely to be achieved. Compensation and employee services expenses increased as total employees grew from 1,677 at December 31, 2007 to 2,032 at December 31, 2008. Additionally, existing employees received normal salary increases. Compensation and employee services expenses as a percentage of cash receipts decreased to 23.0% for the year ended December 31, 2008 from 23.2% of cash receipts for the same period in 2007.
Outside Legal and Other Fees and Services
          Outside legal and other fees and services expenses were $61.8 million for the year ended December 31, 2008, an increase of $14.3 million or 30.1% compared to outside legal and other fees and services expenses of $47.5 million for the year ended December 31, 2007. Of the $14.3 million increase, $6.6 million was attributable to increases in agency fees mainly incurred by our IGS subsidiary, $0.9 million was attributable to an increase in corporate legal and accounting fees, $1.3 million was attributable to an increase in other outside fees and services, partially offset by a $0.6 million decrease in credit bureau fees. Of the remaining $6.1 million increase, $2.2 million was attributable to incremental legal costs advanced to our third party collection attorneys. Based on an analysis of our legal accounts and their liquidation potential, it was determined that we were underinvested in terms of costs advanced to attorneys. The remaining $3.9 million was attributable to the increased legal fees and costs incurred resulting from the increased number of accounts referred to both our in house attorneys and outside independent contingent fee attorneys. Total outside legal expenses paid to independent contingent fee attorneys for the year ended December 31, 2008 were 39.4% of legal cash collections generated by independent contingent fee attorneys compared to 34.6% for the year ended December 31, 2007. Outside legal fees and costs paid to independent contingent fee attorneys increased from $29.1 million for the year ended December 31, 2007 to $33.3 million, an increase of $4.2 million or 14.4%, for the year ended December 31, 2008. Additionally, as disclosed previously, we also effectuate legal collections using our own in house attorneys. Total legal expenses incurred by our in house attorneys for the year ended December 31, 2008 were 41.4% of legal cash collections generated by our in house attorneys compared to 29.0% for the year ended December 31, 2007. Legal fees and costs incurred by our in house attorneys increased from $1.6 million for the year ended December 31, 2007 to $3.5 million, an increase of $1.9 million or 119.0%, for the year ended December 31, 2008.

Communications
          Communications expenses were $10.3 million for the year ended December 31, 2008, an increase of $1.8 million or 21.2% compared to communications expenses of $8.5 million for the year ended December 31, 2007. The increase was attributable to growth in mailings and higher telephone expenses driven by a greater number of defaulted consumer receivables to work, as well as a significant expansion of our automated dialer seats and related calls that are generated by the dialer. Mailings were responsible for 54.8% or $1.0 million of this increase, while the remaining 45.2% or $0.8 million was attributable to increased call volumes.
Rent and Occupancy
          Rent and occupancy expenses were $3.9 million for the year ended December 31, 2008, an increase of $0.8 million or 25.8% compared to rent and occupancy expenses of $3.1 million for the year ended December 31, 2007. The increase was primarily due to the expansion of space in our Norfolk, Virginia administrative and executive facility and the acquisition of MuniServices, as well as increased utility charges. The new Norfolk, Virginia administrative and executive facility accounted for $355,000 of the increase, the MuniServices location accounted for $293,000 of the increase and other occupancy charges accounted for $253,000 of the increase. In addition, there was a decrease of $74,000 in storage and other facility charges.
Other Operating Expenses
          Other operating expenses were $7.0 million for the year ended December 31, 2008, an increase of $1.1 million or 18.6% compared to other operating expenses of $5.9 million for the year ended December 31, 2007. The increase was due to increases in travel and meals, miscellaneous expenses, repairs and maintenance, dues and subscriptions and other expenses as well as decreases in taxes (non-income), fees and licenses and hiring expenses. Travel and meals increased by $201,000, miscellaneous expenses increased by $268,000, repairs and maintenance increased by $508,000, dues and subscriptions increased by $125,000 and other expenses increased by $75,000. Taxes (non-income), fees and licenses decreased by $37,000 and hiring expenses decreased by $77,000.
Depreciation and Amortization
          Depreciation and amortization expenses were $7.4 million for the year ended December 31, 2008, an increase of $1.9 million or 34.5% compared to depreciation and amortization expenses of $5.5 million for the year ended December 31, 2007. The increase is mainly due to capital purchases in our administrative and executive facility in Norfolk, Virginia as well as additional expense incurred related to the amortization of intangible assets in the acquisition of MuniServices on July 1, 2008, and the acquisition of the assets of Broussard Partners and Associates, Inc. (“BPA”) on August 1, 2008. Additional increases are the result of continued capital expenditures on equipment, software and computers related to our growth and systems upgrades.
Interest Income
          Interest income was $60,000 for the year ended December 31, 2008, a decrease of $359,000 or 85.7% compared to interest income of $419,000 for the year ended December 31, 2007. This decrease is mainly due to lower average invested cash and cash equivalents balances during the year ended December 31, 2008 compared to the same period in 2007.
Interest Expense
          Interest expense was $11.2 million for the year ended December 31, 2008, an increase of $7.5 million compared to interest expense of $3.7 million for the year ended December 31, 2007. The increase is mainly due to a significant increase in outstanding borrowings on our line of credit during the year ended December 31, 2008 compared to the same period in 2007. The increase was offset by a decrease in our weighted average interest rate which decreased to 4.60% for the year ended December 31, 2008 as compared to 6.64% for the year ended December 31, 2007.

Provision for Income Taxes
          Income tax expense was $28.4 million for the year ended December 31, 2008, a decrease of $1.3 million or 4.4% compared to income tax expense of $29.7 million for the year ended December 31, 2007. The decrease is mainly due to a 5.4% decrease in pre-tax income, down from $77.9 million in 2007, to $73.7 million in 2008, offset by a slight increase in the effective tax rate from 38.1% for the year ended December 31, 2007 to 38.5% for the year ended December 31, 2008. The higher effective tax rate was due mainly to more state tax credits generated during the year ended December 31, 2007 as compared to the same period in 2008.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Revenues
          Total revenues were $220.7 million for the year ended December 31, 2007, an increase of $32.4 million or 17.2% compared to total revenues of $188.3 million for the year ended December 31, 2006.
Income Recognized on Finance Receivables, net
          Income recognized on finance receivables, net was $184.7 million for the year ended December 31, 2007, an increase of $21.3 million or 13.0% compared to $163.4 million for the year ended December 31, 2006. The majority of the increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $262.2 million from $236.4 million, an increase of $25.8 million or 10.9%. Our finance receivables amortization rate, including the allowance charge, on our owned portfolios for the year ended December 31, 2007 was 29.6% while for the year ended December 31, 2006 it was 30.9%. During the year ended December 31, 2007, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $11.1 billion at an original purchase price of $263.8 million. During the year ended December 31, 2006, we acquired defaulted consumer receivable portfolios with an aggregate face value of $7.8 billion at an original purchase price of $112.4 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price, we intend to target a similar internal rate of return (after direct expenses) in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
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
Outside Legal and Other Fees and Services
          Outside legal and other fees and services expenses were $47.5 million for the year ended December 31, 2007, an increase of $7.4 million or 18.5% compared to outside legal and other fees and services expenses of $40.1 million for the year ended December 31, 2006. Of the $7.4 million increase, $4.6 million was attributable to increases in agency fees mainly incurred by our IGS subsidiary, $0.4 million was attributable to increases in outside fees and services, and $0.2 million was attributable to increases in credit bureau fees. This was offset by a $0.1 million decrease in corporate legal expenses. The remaining $2.3 million increase was attributable to the increased legal fees and costs incurred resulting from the increased number of accounts referred to both our in house attorneys and outside independent contingent fee attorneys. Total outside legal expenses paid to independent contingent fee attorneys for the year ended December 31, 2007 were 34.6% of legal cash collections generated by independent contingent fee attorneys compared to 36.1% for the year ended December 31, 2006. Outside legal fees and costs paid to independent contingent fee attorneys increased from $27.5 million for the year ended December 31, 2006 to $29.1 million, an increase of $1.6 million or 5.8%, for the year ended December 31, 2007. Additionally, as disclosed previously, we also effectuate legal collections using our own in house attorneys. Total legal expenses incurred by our in house attorneys for the year ended December 31, 2007 were 29.0% of legal cash collections generated by our in house attorneys compared to 26.4% for the year ended December 31, 2006. Legal fees and costs incurred by our in house attorneys increased from $1.0 million for the year ended December 31, 2006 to $1.6 million, an increase of $0.6 million or 37.5%, for the year ended December 31, 2007.
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
Entire Portfolio ($ in thousands)

			Unamortized	Percentage	Actual Cash
		Life to Date	Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price (1)	Allowance (2)	December 31, 2008 (3)	at December 31, 2008 (4)	Sales	Collections (5)	Collections (6)	Purchase Price (7)
1996	$3,080	$0	$0	0%	$9,898	$30	$9,928	322%
1997	$7,685	$0	$0	0%	$24,688	$150	$24,838	323%
1998	$11,089	$0	$0	0%	$35,831	$362	$36,193	326%
1999	$18,898	$0	$0	0%	$64,698	$866	$65,564	347%
2000	$25,020	$0	$0	0%	$104,855	$2,650	$107,505	430%
2001	$33,481	$105	$234	1%	$156,953	$5,040	$161,993	484%
2002	$42,325	$0	$0	0%	$170,609	$6,587	$177,196	419%
2003	$61,449	$495	$2,156	4%	$219,894	$15,665	$235,559	383%
2004	$59,178	$1,760	$4,630	8%	$155,011	$26,575	$181,586	307%
2005	$143,213	$5,750	$50,272	35%	$213,551	$106,958	$320,509	224%
2006	$107,802	$7,510	$55,384	51%	$116,723	$107,490	$224,213	208%
2007	$258,772	$7,380	$193,669	75%	$157,274	$355,745	$513,019	198%
2008	$278,511	$620	$257,485	92%	$61,277	$487,447	$548,724	197%
Purchased Bankruptcy Portfolio ($ in thousands)

			Unamortized	Percentage	Actual Cash
		Life to Date	Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price (1)	Allowance (2)	December 31, 2008 (3)	at December 31, 2008 (4)	Sales	Collections (5)	Collections (6)	Purchase Price (7)
1996	$0	$0	$0	0%	$0	$0	$0	0%
1997	$0	$0	$0	0%	$0	$0	$0	0%
1998	$0	$0	$0	0%	$0	$0	$0	0%
1999	$0	$0	$0	0%	$0	$0	$0	0%
2000	$0	$0	$0	0%	$0	$0	$0	0%
2001	$0	$0	$0	0%	$0	$0	$0	0%
2002	$0	$0	$0	0%	$0	$0	$0	0%
2003	$0	$0	$0	0%	$0	$0	$0	0%
2004	$7,469	$1,240	$332	4%	$13,485	$745	$14,230	191%
2005	$29,302	$535	$3,598	12%	$38,056	$5,414	$43,470	148%
2006	$17,643	$1,360	$3,038	17%	$21,585	$6,151	$27,736	157%
2007	$78,933	$0	$62,077	79%	$30,822	$87,556	$118,378	150%
2008	$111,063	$0	$105,049	95%	$14,024	$167,098	$181,122	163%
Entire Portfolio less Purchased Bankruptcy Portfolio ($ in thousands)

			Unamortized	Percentage	Actual Cash
		Life to Date	Purchase Price	of Purchase Price	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Balance at	Remaining Unamortized	Including Cash	Remaining	Total Estimated	Collections to
Period	Price (1)	Allowance (2)	December 31, 2008 (3)	at December 31, 2008 (4)	Sales	Collections (5)	Collections (6)	Purchase Price (7)
1996	$3,080	$0	$0	0%	$9,898	$30	$9,928	322%
1997	$7,685	$0	$0	0%	$24,688	$150	$24,838	323%
1998	$11,089	$0	$0	0%	$35,831	$362	$36,193	326%
1999	$18,898	$0	$0	0%	$64,698	$866	$65,564	347%
2000	$25,020	$0	$0	0%	$104,855	$2,650	$107,505	430%
2001	$33,481	$105	$234	1%	$156,953	$5,040	$161,993	484%
2002	$42,325	$0	$0	0%	$170,609	$6,587	$177,196	419%
2003	$61,449	$495	$2,156	4%	$219,894	$15,665	$235,559	383%
2004	$51,709	$520	$4,298	8%	$141,526	$25,830	$167,356	324%
2005	$113,911	$5,215	$46,674	41%	$175,495	$101,544	$277,039	243%
2006	$90,159	$6,150	$52,346	58%	$95,138	$101,339	$196,477	218%
2007	$179,839	$7,380	$131,592	73%	$126,452	$268,189	$394,641	219%
2008	$167,448	$620	$152,436	91%	$47,253	$320,349	$367,602	220%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Life to date reserve allowance refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals.

(3)	Unamortized purchase price balance refers to the purchase price less amortization over the life of the portfolio.

(4)	Percentage of purchase price remaining unamortized refers to the amount of unamortized purchase price divided by the purchase price.

(5)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(6)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(7)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.
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
Cash Collections By Year, By Year of Purchase — Entire Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$102	$83	$9,836
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	437	346	$24,183
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	882	616	$35,802
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	$64,006
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	$104,393
2001	33,481	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	$151,461
2002	42,325	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	$170,598
2003	61,449	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	$219,895
2004	59,178	—	—	—	—	—	—	—	—	18,019	46,475	40,424	30,750	19,339	$155,007
2005	143,213	—	—	—	—	—	—	—	—	—	18,968	75,145	69,862	49,576	$213,551
2006	107,802	—	—	—	—	—	—	—	—	—	—	22,971	53,192	40,560	$116,723
2007	258,772	—	—	—	—	—	—	—	—	—	—	—	42,263	115,011	$157,274
2008	278,511	—	—	—	—	—	—	—	—	—	—	—	—	61,277	$61,277

Total	$1,050,503	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$262,166	$326,699	$1,484,006

Cash Collections By Year, By Year of Purchase — Purchased Bankruptcy Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	Total

1996	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1997	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1998	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1999	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2000	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2001	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2002	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2003	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2004	7,469	—	—	—	—	—	—	—	—	743	4,554	3,956	2,777	1,455	$13,485
2005	29,302	—	—	—	—	—	—	—	—	—	3,777	15,500	11,934	6,845	$38,056
2006	17,643	—	—	—	—	—	—	—	—	—	—	5,608	9,455	6,522	$21,585
2007	78,933	—	—	—	—	—	—	—	—	—	—	—	2,850	27,972	$30,822
2008	111,063	—	—	—	—	—	—	—	—	—	—	—	—	14,024	$14,024

Total	$244,410	$—	$—	$—	$—	$—	$—	$—	$—	$743	$8,331	$25,064	$27,016	$56,818	$117,972

Cash Collections By Year, By Year of Purchase — Entire Portfolio less Purchased Bankruptcy Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$102	$83	$9,836
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	437	346	$24,183
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	882	616	$35,802
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	$64,006
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	$104,393
2001	33,481	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	$151,461
2002	42,325	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	$170,598
2003	61,449	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	$219,895
2004	51,709	—	—	—	—	—	—	—	—	17,276	41,921	36,468	27,973	17,884	$141,522
2005	113,911	—	—	—	—	—	—	—	—	—	15,191	59,645	57,928	42,731	$175,495
2006	90,159	—	—	—	—	—	—	—	—	—	—	17,363	43,737	34,038	$95,138
2007	179,839	—	—	—	—	—	—	—	—	—	—	—	39,413	87,039	$126,452
2008	167,448	—	—	—	—	—	—	—	—	—	—	—	—	47,253	$47,253

Total	$806,093	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$152,661	$183,045	$211,329	$235,150	$269,881	$1,366,034

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
Collector by Tenure

Tenure at:	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
One year +(1)	298	327	340	327	452
Less than one year (2)	349	364	375	553	739
Total(2)	647	691	715	880	1191

(1)	Calculated based on actual employees (collectors) with one year of service or more.

(2)	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE.”
Cash Collections per Hour Paid (1)

Average performance	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Total cash collections	$117.59	$133.39	$146.03	$135.77	$131.29
Non-legal cash collections(2)	$82.06	$89.25	$99.06	$91.93	$96.95
Non-bk cash collections(3)	—	$128.02	$132.15	$123.10	$111.17

(1)	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

(2)	Represents total cash collections less legal cash collections.

(3)	Represents total cash collections less bankruptcy cash collections. Although we began bankruptcy portfolio purchasing in 2004, we began calculating this metric in 2005.
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

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

          The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q42008	Q32008	Q22008	Q12008	Q42007	Q32007	Q22007	Q12007

Call Center & Other Collections	$41,268	$43,949	$46,892	$44,883	$35,551	$36,001	$36,107	$37,841
External Legal Collections	18,424	21,590	22,471	21,880	20,861	21,384	20,911	20,844
Internal Legal Collections	2,652	2,106	1,947	1,819	1,443	1,449	1,357	1,400
Purchased Bankruptcy Collections	16,904	15,362	13,732	10,820	7,245	6,317	6,231	7,223
          The following table shows the components of outside legal and other fees and services for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands):

	2008	2007	2006
Legal fees and costs (1)	$36,805	$30,720	$28,412
Agency fees (2)	16,065	9,467	4,906
Other outside fee and services	8,882	7,287	6,821

	$61,752	$47,474	$40,139

(1)	Legal fees and costs represent legal fees and costs incurred by both our inhouse attorneys and outside contingent fee attorneys.

(2)	Agency fees are primarily incurred by our IGS skip tracing business.
          The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios, for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands):

	2008	2007	2006
Balance at beginning of year	$410,297	$226,448	$193,645
Acquisitions of finance receivables, net of buybacks (1)	273,746	261,310	105,838
Cash collections applied to principal on finance receivables (2)	(120,213)	(77,461)	(73,035)

Balance at end of year	$563,830	$410,297	$226,448

Estimated Remaining Collections (“ERC”)(3)	$1,115,565	$902,565	$553,223

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net of allowance charges.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item, however, it is provided here for informational purposes.
Liquidity and Capital Resources
          Historically, our primary sources of cash have been cash flows from operations, bank borrowings and equity offerings. Cash has been used for acquisitions of finance receivables, business acquisitions, repurchase of our common stock, payment of cash dividends, repayments of bank borrowings, purchases of property and equipment and working capital to support our growth.
          We believe that funds generated from operations, together with existing cash and available borrowings under our credit agreement will be sufficient to finance our current operations, planned capital expenditure requirements and internal growth at least through the next twelve months. However, we could require additional debt or equity financing if we were to make any other significant acquisitions requiring cash during that period. In addition, we file taxes using the cost recovery method for income recognition. If we were to receive an unfavorable ruling on our tax method, we may be required to pay our current deferred taxes in the near-term, possibly requiring additional financing from other sources.
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
          Our operating activities provided cash of $81.7 million, $80.4 million and $59.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received for the period. The increase was due mostly to changes in deferred taxes. Net income decreased to $45.4 million for the year ended December 31, 2008 from $48.2 million for the year ended December 31, 2007 and increased from $44.5 million for the year ended December 31, 2006. Net cash provided by operating activities was also impacted by the amount of income taxes paid during the period which was $3,200, $5.3 million and $18.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The remaining changes were due to net changes in other accounts related to our operating activities.
          Our investing activities used cash of $185.7 million, $192.9 million and $39.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The majority of the change was due to acquisitions of finance receivables which increased to $273.7 million for the year ended December 31, 2008 from $261.3 million for the year ended December 31, 2007 and $105.8 million for the year ended December 31, 2006. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment and business acquisitions.
          Our financing activities provided cash of $101.2 and $104.2 million in 2008 and 2007, respectively, and used cash of $10.7 million in 2006. Cash used in financing activities is primarily driven by payments on our line of credit, principal payments on long-term debt and capital lease obligations, repurchases of our common stock and cash dividends paid on our common stock. Cash provided by financing activities is primarily driven by proceeds from draws on our line of credit and stock option exercises. The majority of the change was due to net proceeds received from our line of credit partially offset by cash used to pay a cash dividend on our common stock and the repurchase of 1,000,000 shares of our common stock during the year ended December 31, 2007. We had net draws on our line of credit of $100.3 and 168.0 million for 2008 and 2007, respectively, compared to net repayments of $15.0 million for 2006. Also, in accordance with the adoption of SFAS 123R on January 1, 2006, the benefit derived from share-based compensation was $0.4 million, $1.6 million and $2.4 million in 2008, 2007 and 2006, respectively. This was previously classified in operating activities. In addition, the exercise of stock options and stock warrants generated cash from financing activities of $0.6 million for the year ended December 31, 2008, $2.1 million for the year ended December 31, 2007 and $2.5 million for the year ended December 31, 2006.
          Cash paid for interest expense was approximately $11,322,000, $2,779,000 and $411,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The majority of interest expenses were paid on our lines of credit, capital lease obligations and other long-term debt. The increase was caused by higher average balances on our line of credit for the year ended December 31, 2008 when compared to the years ended December 31, 2007 and December 31, 2006. This increase was offset by a decrease in the weighted average interest rate on our line of credit which decreased to 4.60% for the year ended December 31, 2008 as compared to 6.64% and 6.23% for the years ended December 31, 2007 and 2006, respectively.
          On November 29, 2005, we entered into a Loan and Security Agreement for a revolving line of credit jointly offered by Bank of America, N. A. and Wachovia Bank, National Association. The agreement was amended on May 9, 2006 to include RBC Centura Bank as an additional lender, again on May 4, 2007 to increase the line of credit to $150,000,000 and incorporate a $50,000,000 non-revolving fixed rate sub-limit, again on October 26, 2007 to increase the line of credit to $270,000,000, again on March 18, 2008 to increase the non-revolving fixed rate sub-limit to $100,000,000, again on May 2, 2008 to include SunTrust Bank as an additional lender and to increase the line of credit to $340,000,000, and again on September 3, 2008 to include JP Morgan Chase Bank as an additional lender and to increase the line of credit to $365,000,000. The agreement is a line of credit in an amount equal to the lesser of $365,000,000 or 30% of our estimated remaining collections of all our eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40%, which was 1.836% at December 31, 2008, and the facility expires on May 2, 2011. We also pays an unused line fee equal to three-tenths of one percent, or 30 basis points, on any unused portion of the line of credit. The loan is collateralized by substantially all of our tangible and intangible assets.
          The agreement provides as follows:
•	monthly borrowings may not exceed 30% of estimated remaining collections;

•	funded debt to EBITDA (defined as net income, less income or plus loss from discontinued operations and extraordinary items, plus income taxes, plus interest expense, plus depreciation, depletion, amortization (including finance receivable amortization) and other non-cash charges) ratio must be less than 2.0 to 1.0 calculated on a rolling twelve-month average;

•	tangible net worth must be at least 100% of tangible net worth reported at September 30, 2005, plus 25% of cumulative positive net income since the end of such fiscal quarter, plus 100% of the net proceeds from any equity offering without giving effect to reductions in tangible net worth due to repurchases of up to $100,000,000 of the Company’s common stock; and

•	restrictions on change of control.
          As of December 31, 2008, outstanding borrowings under the facility totaled $268,300,000, of which $50,000,000 was part of the non-revolving fixed rate sub-limit which bears interest at 6.80% and expires on May 4, 2012. As of December 31, 2008, we are in compliance with all of the covenants of the agreement.
Contractual Obligations
          The following summarizes our contractual obligations that exist as of December 31, 2008 (amounts in thousands):

	Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$21,724	$3,638	$6,756	$6,064	$5,266
Line of Credit (1)	293,280	8,352	233,795	51,133	—
Capital Lease Obligations	5	5	—	—	—
Purchase Commitments (2)	75,138	74,678	442	18	—
Employment Agreements	16,477	9,080	7,397	—	—

Total	$406,624	$95,753	$248,390	$57,215	$5,266

(1)	To the extent that a balance is outstanding on our lines of credit, the revolving portion would be due in May, 2011 and the non-revolving fixed rate sub-limit portion would be due in May 2012. This amount also includes estimated interest and unused line fees due on the line of credit for both the fixed rate and variable rate components as well as interest due on our interest rate swap. This estimate also assumes that the balance on the line of credit remains constant from the December 31, 2008 balance of $268.3 million and the balance is paid in full at its respective maturity.

(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $71.6 million.
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
          In December 2007, the FASB issued SFAS No. 141R “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions consummated in fiscal years beginning after December 15, 2008. We expect SFAS 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.
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
          In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We believe FSP 142-3 will have no material impact on our consolidated financial statements.

Critical Accounting Policies
          The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require our management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.
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
          We establish valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At December 31, 2008 and 2007, we had a $23.6 million and $4.2 million valuation allowance on our finance receivables, respectively. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.
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
          For our contingent fee subsidiary, the portfolios which are placed for servicing are owned by our clients and are placed under a contingent fee commission arrangement. Our subsidiary is paid to collect funds from the client’s debtors and earns a commission generally expressed as a percentage of the gross collection amount. The “Commissions” line of our income statement reflects the contingent fee amount earned, and not the gross collection amount. We discontinued our ARM contingent fee operation during the second quarter of 2008.
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
          Our government processing and collection business’s primary source of income is derived from servicing taxing authorities in several different ways: processing all of their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings or fee for service transactions. When we conduct an audit, there are two components. The first is a charge for the hours incurred on conducting the audit. This charge is for hours worked. This charge is up-charged from the actual costs incurred. The gross billing is a component of the line item “Commissions” and the expense is included in the line item “Compensation and employee services.” The second item is for expenses incurred while conducting the audit. Most jurisdictions will reimburse us for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item “Commissions” and the expense component is included in its appropriate expense category, generally “Other operating expenses.”
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
          We believe that, as of December 31, 2008, there was no impairment of goodwill or other intangible assets. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill.
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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
          Our exposure to market risk relates to interest rate risk with our variable rate credit line. The average borrowings on our variable rate credit line were $182.4 million for the year ended December 31, 2008. Assuming a 200 basis point increase in interest rates, interest expense would have increased by $3.7 million and $0.6 million for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, we had $218.3 million and $118.0 million, respectively, of variable rate debt outstanding on our credit lines. We do not have any other variable rate debt outstanding as of December 31, 2008. Significant increases in future interest rates on the variable rate credit line could lead to a material decrease in future earnings assuming all other factors remained constant.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Portfolio Recovery Associates, Inc.:
We have audited Portfolio Recovery Associates, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Portfolio Recovery Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Portfolio Recovery Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Portfolio Recovery Associates, Inc. acquired MuniServices, LLC (MuniServices) during 2008, and management excluded from its assessment of the effectiveness of Portfolio Recovery Associates, Inc.’s internal control over financial reporting as of December 31, 2008, MuniServices’ internal control over financial reporting associated with less than 5% of the total assets and total revenues reflected in the consolidated financial statements of Portfolio Recovery Associates, Inc. and subsidiaries as of and for the year ended December 31, 2008. Our audit of internal control over financial reporting of Portfolio Recovery Associates, Inc. also excluded an evaluation of the internal control over financial reporting of MuniServices.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Portfolio Recovery Associates, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated income statements, and statements of changes in stockholders’ equity and comprehensive income, and cash flows for the years then ended, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Norfolk, Virginia
February 27, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Portfolio Recovery Associates, Inc.:
We have audited the accompanying consolidated balance sheets of Portfolio Recovery Associates, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated income statements, and statements of changes in stockholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portfolio Recovery Associates, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
As discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Portfolio Recovery Associates, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Norfolk, Virginia
February 27, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Portfolio Recovery Associates, Inc.:
In our opinion, the consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2006 present fairly, in all material respects, the results of operations and cash flows of Portfolio Recovery Associates, Inc. and its subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 1, 2007

Portfolio Recovery Associates, Inc.
Consolidated Balance Sheets
December 31, 2008 and 2007
(Amounts in thousands, except per share amounts)

	2008	2007
Assets
Cash and cash equivalents	$13,901	$16,730
Finance receivables, net	563,830	410,297
Income taxes receivable	3,587	3,022
Property and equipment, net	23,884	16,171
Goodwill	27,546	18,620
Intangible assets, net	13,429	5,046
Other assets	11,663	6,421

Total assets	$657,840	$476,307

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$3,438	$4,055
Accrued expenses	4,314	4,471
Accrued payroll and bonuses	9,850	6,819
Deferred tax liability	88,070	57,579
Line of credit	268,300	168,000
Obligations under capital lease	5	103

Total liabilities	373,977	241,027

Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000, 15,398 issued and 15,286 outstanding shares — at December 31, 2008, and 15,159 issued and outstanding at December 31, 2007	153	152
Additional paid-in capital	74,574	71,443
Retained earnings	209,047	163,685
Accumulated other comprehensive income	89	—

Total stockholders’ equity	283,863	235,280

Total liabilities and stockholders’ equity	$657,840	$476,307

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Income Statements
For the years ended December 31, 2008, 2007 and 2006
(Amounts in thousands, except per shares amounts)

	2008	2007	2006
Revenues:
Income recognized on finance receivables, net	$206,486	$184,705	$163,357
Commissions	56,789	36,043	24,965

Total revenues	263,275	220,748	188,322

Operating expenses:
Compensation and employee services	88,073	69,022	58,142
Outside legal and other fees and services	61,752	47,474	40,139
Communications	10,304	8,531	5,876
Rent and occupancy	3,908	3,105	2,276
Other operating expenses	6,977	5,915	4,758
Depreciation and amortization	7,424	5,517	5,131

Total operating expenses	178,438	139,564	116,322

Income from operations	84,837	81,184	72,000

Other income and (expense):
Interest income	60	419	584
Interest expense	(11,151)	(3,704)	(378)

Income before income taxes	73,746	77,899	72,206

Provision for income taxes	28,384	29,658	27,716

Net income	$45,362	$48,241	$44,490

Net income per common share
Basic	$2.98	$3.08	$2.80
Diluted	$2.97	$3.06	$2.77

Weighted average number of shares outstanding
Basic	15,229	15,646	15,911
Diluted	15,292	15,779	16,082
The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the years ended December 31, 2008, 2007 and 2006
(Amounts in thousands, except per share amount)

		Additional		Accumulated Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income	Equity
Balance at December 31, 2005	$158	$108,064	$87,101	$—	$195,323

Net income	—	—	44,490	—	44,490
Exercise of stock options, warrants and vesting of nonvested shares	2	2,501	—	—	2,503
Amortization of share-based compensation	—	2,117	—	—	2,117
SFAS123R adoption reclass of payroll liability to additional paid-in capital	—	426	—	—	426
Income tax benefit from share-based compensation	—	2,420	—	—	2,420

Balance at December 31, 2006	$160	$115,528	$131,591	$—	$247,279

Net income	—	—	48,241	—	48,241
Exercise of stock options and vesting of nonvested shares	2	2,072	—	—	2,074
Issuance of common stock for acquisition		50	—	—	50
Repurchase and cancellation of common stock	(10)	(50,547)	—	—	(50,557)
Cash dividends paid ($1.00 per common share)	—	—	(16,070)	—	(16,070)
Amortization of share-based compensation	—	2,575	—	—	2,575
Income tax benefit from share-based compensation	—	1,575	—	—	1,575
Adoption of FIN 48	—	190	(77)	—	113

Balance at December 31, 2007	$152	$71,443	$163,685	$—	$235,280

Net income	—	—	45,362	—	45,362
Net unrealized change in:
Interest rate swap derivative	—	—	—	89	89

Comprehensive income					45,451

Exercise of stock options and vesting of nonvested shares	1	606	—	—	607
Issuance of common stock for acquisition	—	1,847	—	—	1,847
Amortization of share-based compensation	—	141	—	—	141
Income tax benefit from share-based compensation	—	357	—	—	357
Reversal of FIN 48 reserve	—	180	—	—	180

Balance at December 31, 2008	$153	$74,574	$209,047	$89	$283,863

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income	$45,362	$48,241	$44,490
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	141	2,575	2,117
Depreciation and amortization	7,424	5,517	5,131
Deferred tax expense	30,854	24,126	11,107
Changes in operating assets and liabilities:
Other assets	(2,218)	(2,339)	(437)
Accounts payable	(1,167)	1,164	559
Income taxes	(385)	(1,319)	(4,568)
Accrued expenses	(413)	1,816	339
Accrued payroll and bonuses	2,120	575	729

Net cash provided by operating activities	81,718	80,356	59,467

Cash flows from investing activities:
Purchases of property and equipment	(6,139)	(8,662)	(6,869)
Acquisition of finance receivables, net of buybacks	(273,746)	(261,310)	(105,838)
Collections applied to principal on finance receivables	120,213	77,461	73,035
Purchases of auction rate certificates	—	—	(1,450)
Sales of auction rate certificates	—	—	1,450
Acquisitions, including acquisition costs and net of cash acquired	(26,041)	(409)	—

Net cash used in investing activities	(185,713)	(192,920)	(39,672)

Cash flows from financing activities:
Dividends paid	—	(16,070)	—
Proceeds from exercise of options and warrants	607	2,074	2,503
Income tax benefit from share-based compensation	357	1,575	2,420
Draws on line of credit	171,300	171,000	—
Principal payments on line of credit	(71,000)	(3,000)	(15,000)
Repurchases of common stock	—	(50,557)	—
Principal payments on long-term debt	—	(690)	(462)
Principal payments on capital lease obligations	(98)	(139)	(140)

Net cash provided by/(used in) financing activities	101,166	104,193	(10,679)

Net (decrease)/increase in cash and cash equivalents	(2,829)	(8,371)	9,116

Cash and cash equivalents, beginning of year	16,730	25,101	15,985

Cash and cash equivalents, end of year	$13,901	$16,730	$25,101

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,322	$2,779	$411
Cash paid for income taxes	$3	$5,289	$18,764

Noncash investing and financing activities:
SFAS123R adoption reclass of payroll liability to additional paid-in capital	$—	$—	$426
Acquisitions — Common stock issued	$1,847	$50	$—
Net unrealized change in interest rate swap derivative	$89	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     1. Organization and Business:
     Portfolio Recovery Associates, LLC (“PRA”) was formed on March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA Inc completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of PRA were exchanged on a one to one basis for warrants and shares of a single class of common stock of PRA Inc. Two of PRA Inc’s wholly owned subsidiaries, Thomas West Associates, LLC (“TWA”), and PRA Bankruptcy Services, LLC (“PRA BS”) were dissolved as entities on May 8, 2006 and August 8, 2008, respectively. Another subsidiary, PRA II, was dissolved immediately prior to the IPO. PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) are full-service providers of outsourced receivables management and related services. The Company is engaged in the business of purchasing, managing and collecting portfolios of defaulted consumer receivables as well as offering a broad range of accounts receivable management services. The majority of the Company’s business activities involve the purchase, management and collection of defaulted consumer receivables. These are purchased from sellers of finance receivables and collected by a highly skilled staff whose purpose is to locate and contact customers and arrange payment or resolution of their debts. The Company, through its Legal Recovery Department, collects accounts judicially, either by using its own attorneys, or by contracting with independent attorneys throughout the country through whom the Company takes legal action to satisfy consumer debts. The Company also services receivables on behalf of clients on either a commission or transaction-fee basis. Clients include entities in the financial services, auto, retail, utility, health care and government sectors. Services provided to these clients include standard collection services on delinquent accounts, obtaining location information for clients in support of their collection activities (known as skip tracing), and the management of both delinquent and non-delinquent tax receivables for government entities.
     On December 28, 1999, PRA formed a wholly owned subsidiary, PRA Holding I, LLC (“PRA Holding I”), and is the sole member. The purpose of PRA Holding I is to enter into leases of office space and hold the Company’s real property (see Note 10) in Hutchinson, Kansas, Norfolk, Virginia and other real and personal property.
     On June 1, 2000, PRA formed a wholly owned subsidiary, PRA Receivables Management, LLC (d/b/a Anchor Receivables Management) (“Anchor”) and was the sole initial member. Anchor was organized as a contingent collection agency and contracted with holders of finance receivables to attempt collection efforts on a contingent basis for a stated period of time. Anchor became fully operational during April 2001. The Company purchased the equity interest in Anchor from PRA immediately after the IPO. The Company discontinued its Anchor contingent fee operation during the second quarter of 2008, but PRA Receivables Management, LLC continues to serve as the operational entity for the Company’s bankruptcy department.
     On October 1, 2004, the Company acquired the assets of IGS Nevada, Inc., a privately held company specializing in asset-location and debt resolution services (the resulting business is referred to herein as “IGS”). On September 10, 2004, the Company created a wholly owned subsidiary, PRA Location Services, LLC d/b/a IGS to operate IGS.
     On July 29, 2005, the Company acquired substantially all of the assets and liabilities of Alatax, Inc., a provider of outsourced business revenue administration, audit and debt discovery/recovery services for local governments (the resulting business is referred to herein as “RDS”). Although most of its clients are located in Alabama, RDS, through PRA Government Services, LLC, a wholly owned subsidiary formed by the Company on June 23, 2005, began expanding into surrounding states.
     PRA Funding, LLC and PRA III were merged into PRA on November 24, 2003.
     On October 13, 2006, PRA formed a wholly owned subsidiary, PRA Holding II, LLC (“PRA Holding II”), and is the sole member. The purpose of PRA Holding II is to hold the Company’s real property in Jackson, Tennessee and other real and personal property.
     On July 1, 2008, the Company acquired 100% of the membership interests of MuniServices, LLC (the resulting business is referred to herein as “MuniServices”). MuniServices was founded in 1978 and is a provider of revenue enhancement and related services to state and local governments.  Although most of its clients are in California, it also serves clients in Texas, Florida, Pennsylvania, Georgia, Nevada and the District of Columbia.  MuniServices has a workforce of approximately 115 employees. The President of MuniServices and three other members of the management team have entered into long-term employment agreements with the Company and continue to manage

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
MuniServices. The consolidated income statement includes the results of operations of MuniServices for the period from July 1, 2008 through December 31, 2008. The transaction was completed at a price of $24.6 million, consisting of $22.5 million in cash and $2.1 million in PRA Inc common stock. The total purchase price could increase by a total of $4.5 million in stock through contingent payments in 2009 and 2010, related to specific operating goals.
      On August 1, 2008, the Company acquired substantially all of the assets of Broussard Partners and Associates, Inc. (“BPA”), which is operating as a part of RDS. BPA, founded in 1995, is a provider of audit services to parishes in Louisiana, with 34 of the state’s 64 parishes as clients. BPA has a workforce of approximately 25 employees. The President of BPA has entered into a long-term employment agreement with RDS. The consolidated income statement includes the results of operations of BPA for the period from August 1, 2008 through December 31, 2008.
     2. Summary of Significant Accounting Policies:
     Principles of accounting and consolidation: The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles and include the accounts of PRA Inc, PRA, PRA Holding I, PRA Holding II, IGS, RDS and MuniServices. All significant intercompany accounts and transactions have been eliminated.
     Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are funds held on the behalf of others arising from the collection of accounts placed with the Company. The balance of the funds held on behalf of others was $1,112,175 and $1,263,563 at December 31, 2008 and 2007, respectively. There is an offsetting liability that is included in “Accounts payable” on the accompanying consolidated balance sheets.
     Investments: The Company accounts for its investments under the guidance of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2008 and 2007, the Company did not have any investments on the consolidated balance sheets; however, it did purchase investments during 2006.
     Other assets: Other assets consist mainly of trade accounts receivable, prepaid expenses and derivatives used for hedging purposes.
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
     Derivative Instruments and Hedging Activities: The Company accounts for derivatives and hedging activities in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended, which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.
     The Company only enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. For derivative instruments that are designated and qualify as a cash-flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
     The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is dedesignated as a hedging instrument because it is unlikely that a forecasted transaction will occur, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.
     In all situations in which hedge accounting is discontinued and the derivative is retained, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income.
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
     Prior to January 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-3 is effective. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 (and the amended Practice Bulletin 6), rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR and is recorded as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting the finance receivables, net, on the consolidated balance sheets. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The Company generally does not allow accretion in the first six to twelve months. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At December 31, 2008 and 2007, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $3,668,133 and $6,301,373, respectively.
     The Company establishes valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At December 31, 2008 and 2007, the Company had an allowance against its finance receivables of $23.6 million and $4.2 million, respectively. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at December 31, 2008, 2007 and 2006 was $3,078,560, $2,434,916 and $1,322,721, respectively. During the years ended December 31, 2008, 2007 and 2006 the Company capitalized $1,250,940, $1,683,951 and $805,640, respectively, of these direct acquisition fees. During the years ended December 31, 2008, 2007 and 2006 the Company amortized $607,296, $571,756 and $511,320, respectively, of these direct acquisition fees.
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
     For the Company’s contingent fee collection subsidiary, the portfolios that are placed for servicing are owned by its clients and are placed under a contingent fee commission arrangement. The Company’s subsidiary is paid to collect funds from the client’s debtors and earns a commission generally expressed as a percentage of the gross collection amount. The “Commissions” line of the income statement reflects the contingent fee amount earned, and not the gross collection amount. The Company discontinued its Anchor contingent fee operation during the second quarter of 2008.
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
party collector. There is a corresponding expense in “Outside Legal and Other Fees and Services” for these pass-through items.
     The Company’s government processing and collection subsidiaries utilize both gross and net reporting under EITF 99-19. The Company’s government processing and collection business’s primary source of income is derived from servicing taxing authorities in several different ways: processing all of their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings or fee for service transactions. When audits are conducted, there are two components. The first is a charge for the hours incurred on conducting the audit. This charge is for hours worked. This charge is up-charged from the actual costs incurred. The gross billing is a component of the line item “Commissions” and the expense is included in the line item “Compensation and employee services.” The second item is for expenses incurred while conducting the audit. Most jurisdictions will reimburse the Company for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item “Commissions” and the expense component is included in its appropriate expense category, generally, “Other operating expenses.”
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
     Intangible assets: The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on October 1, 2004. Prior to this date, the Company had no assets in this category. With the acquisitions of IGS on October 1, 2004, RDS on July 29, 2005, The Palmer Group on July 25, 2007, MuniServices on July 1, 2008, and BPA on August 1, 2008, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. In accordance with SFAS 142, the Company is amortizing the IGS client relationships over seven years, The Palmer Group customer relationship over 2.42 years, the RDS and BPA customer relationships over ten years and the MuniServices customer relationships over 11 years. The Company is amortizing the non-compete agreements over three years for the IGS, RDS and MuniServices acquisitions and 2.42 years for the BPA acquisition. The Company is amortizing trademarks over 14 years for the MuniServices acquisition. The Company reviews these intangible assets at least annually for impairment, and when a triggering event occurs. In addition, goodwill, pursuant to SFAS 142, is not amortized but rather reviewed annually for impairment, and when a triggering event occurs.
     Income taxes: The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. Beginning with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007, the Company recognizes the effect of the income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.
     Effective with the Company’s 2002 tax filings, the Company adopted the cost recovery method of income recognition for tax purposes. The Company believes cost recovery to be an acceptable tax revenue recognition method for companies in the bad debt purchasing industry and results in the reduction of current taxable income as,

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
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
     Capital leases: Leases are analyzed to determine if they meet the definition of a capital lease as defined in SFAS No. 13, “Accounting for Leases.” Those lease arrangements that meet one of the four criteria are considered capital leases. As such, the leased asset is capitalized and amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. The lease is recorded as a liability with each payment amortizing the principal balance and a portion classified as interest expense.
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
     Significant estimates have been made by management with respect to the timing and amount of future cash collections of the Company’s finance receivables portfolios. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur within one year. On a quarterly basis, management reviews the estimates of future cash collections, and whether it is reasonably possible that its assessments of collectibility may change based on actual results and other factors.
     Estimated fair value of financial instruments: The Company applies the provisions of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to its financial instruments. Its financial instruments consist of cash and cash equivalents, finance receivables, net, line of credit and derivative instruments. See Note 13 for additional disclosure.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The Company adopted SFAS 159 on January 1, 2008, which had no material impact on its consolidated financial statements
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions consummated in fiscal years beginning after December 15, 2008. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions that the Company consummates after the effective date.
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
          In April 2008, the FASB issued Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company believes FSP 142-3 will have no material impact on its consolidated financial statements.
     3. Finance Receivables, net:
     As of December 31, 2008 and 2007, the Company had $563,830,227 and $410,296,594, respectively, remaining of finance receivables, net. Changes in finance receivables, net for the years ended December 31, 2008 and 2007, were as follows (amounts in thousands):

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

	2008	2007
Balance at beginning of year	$410,297	$226,448
Acquisitions of finance receivables, net of buybacks	273,746	261,310
Cash collections	(326,699)	(262,166)
Income recognized on finance receivables, net	206,486	184,705

Cash collections applied to principal	(120,213)	(77,461)

Balance at end of year	$563,830	$410,297

     At the time of acquisition, the life of each pool is generally estimated to be between 84 to 96 months based on projected amounts and timing of future cash receipts using the proprietary models of the Company. As of December 31, 2008, the Company had $563,830,227 in finance receivables, net included in the consolidated balance sheet. Based upon current projections, cash collections applied to principal will be as follows for the following years ending December 31, (amounts in thousands):

2009	$123,092
2010	137,922
2011	125,508
2012	97,999
2013	47,108
2014	22,250
2015	8,478
2016	1,473

$563,830

     During the year ended December 31, 2008, the Company purchased $4.6 billion of face value of charged-off consumer receivables. During the year ended December 31, 2007, the Company purchased $11.1 billion of face value of charged-off consumer receivables. At December 31, 2008, the estimated remaining collections on the receivables purchased during 2008 and 2007 were $487,446,858 and $355,745,176, respectively.
     Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of December 31, 2008 and 2007. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Reclassifications to nonaccretable difference from accretable yield results from allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the years ended December 31, 2008 and 2007 were as follows (amounts in thousands):

	2008	2007
Balance at beginning of year	$492,268	$326,775
Income recognized on finance receivables, net	(206,486)	(184,705)
Additions	288,854	279,726
Reclassifications (to)/from nonaccretable difference	(22,901)	70,472

Balance at end of year	$551,735	$492,268

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     During the years ended December 31, 2008, 2007 and 2006, the Company recorded a $20,405,000, $3,210,000 and $1,100,000 allowance charge, respectively, on portfolios that had underperformed expectations. During the years ended December 31, 2008 and 2007, the Company also reversed $1,015,000 and $280,000, respectively, of allowance charges recorded in prior periods. The changes in the valuation allowance for finance receivables for the years ended December 31, 2008, 2007 and 2006 are as follows (amounts in thousands):

	2008	2007	2006
Balance at beginning of year	$4,230	$1,300	$200
Allowance charges recorded	20,405	3,210	1,100
Reversal of previously recorded allowance charges	(1,015)	(280)	—

Change in allowance charge	19,390	2,930	1,100

Balance at end of year	$23,620	$4,230	$1,300

     4. Operating Leases:
     The Company rents office space and equipment under operating leases. Rental expense was $3,060,710, $2,511,842 and $1,915,103 for the years ended December 31, 2008, 2007 and 2006, respectively.
     Future minimum lease payments for operating leases at December 31, 2008, are as follows (amounts in thousands):

2009	$3,638
2010	3,646
2011	3,111
2012	3,031
2013	3,034
Thereafter	5,266

$21,726

     5. Intangible Assets, net:
     With the acquisition of IGS on October 1, 2004, RDS on July 29, 2005, The Palmer Group on July 25, 2007, MuniServices on July 1, 2008, and BPA on August 1, 2008, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is amortizing the IGS client relationships over seven years, The Palmer Group customer relationship over 2.42 years, the RDS and BPA customer relationships over ten years and the MuniServices customer relationships over 11 years. The Company is amortizing the non-compete agreements over three years for the IGS, RDS and MuniServices acquisitions and 2.42 years for the BPA acquisition. The Company is amortizing trademarks over 14 years for the MuniServices acquisition. The combined original weighted average amortization period is 9.14 years. The Company reviews these relationships at least annually for impairment. Total amortization expense for the years ended December 31, 2008, 2007 and 2006 was $2,140,942, $1,834,404 and $2,268,652, respectively.
     Intangible assets consist of the following at December 31, 2008 and 2007 (amounts in thousands):

	2008	2007
Client and customer relationships	$17,823	$9,926
Non-compete agreements	2,527	2,000
Trademarks	2,100	—
Accumulated amortization	(9,021)	(6,880)

Intangible assets, net	$13,429	$5,046

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     Amortization expense relating to the non-compete agreements is calculated on a straight-line method (which approximates the pattern of economic benefit concept) for the IGS, MuniServices and BPA non-compete agreements and a pattern of economic benefit concept for the RDS non-compete agreements. Amortization expense relating to the client and customer relationships is calculated using a pattern of economic benefit concept for the IGS, RDS and MuniServices acquisitions, straight-line over the length of the contract for The Palmer Group acquisition and straight-line over their estimated useful lives of ten years for the BPA acquisition. Amortization expense relating to the trademarks is calculated using a pattern of economic benefit concept for the MuniServices acquisition. The pattern of economic benefit concept relies on expected net cash flows from all existing clients. The rate of amortization of the client relationships will fluctuate annually to match these expected cash flows.
     The future amortization of these intangible assets is estimated to be as follows as of December 31, 2008 (amounts in thousands):

2009	$2,673
2010	2,552
2011	2,033
2012	1,414
2013	1,190
Thereafter	3,567

$13,429

     In addition, goodwill, pursuant to SFAS 142, is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2008, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2008, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through December 31, 2008, that would indicate a triggering event and thereby necessitate an impairment charge to goodwill or the other intangible assets. At December 31, 2008 and December 31, 2007, the carrying value of goodwill was $27,545,582 and $18,620,277, respectively. The changes in goodwill for the years ended December 31, 2008 and 2007 are as follows (amounts in thousands):

Goodwill
December 31, 2006	$18,287
Acquistion of The Palmer Group	333

December 31, 2007	18,620
Acquistion of MuniServices and BPA	8,926

December 31, 2008	$27,546

     6. Acquisitions:
     On July 1, 2008, the Company acquired 100% of the membership interests of MuniServices. MuniServices was founded in 1978 and is a provider of revenue enhancement and related services to state and local governments.  Although most of its clients are in California, it also serves clients in Texas, Florida, Pennsylvania, Georgia, Nevada and the District of Columbia.  MuniServices has a workforce of approximately 115 employees. The President of MuniServices and three other members of the management team have entered into long-term employment agreements. The consolidated income statement for 2008 includes the results of operations of MuniServices for the period from July 1, 2008 through December 31, 2008.
     The transaction was completed at a price of $24.6 million, consisting of $22.5 million in cash and $2.1 million in PRA Inc common stock. The total purchase price could increase by a total of $4.5 million in stock through contingent payments in 2009 and 2010, related to specific operating goals. The common stock component of the purchase price resulted in the issuance of 163,622 shares of unregistered stock to the sellers of MuniServices of which 112,018 shares are being held in escrow and are subject to the earn out and target revenue provisions of the asset purchase agreement. If the earn out and target revenue provisions are met, the shares held in escrow will be issued resulting in additional purchase price which will be allocated to goodwill. The share count was determined by using a formula agreed to by both parties and contained within the purchase agreement.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     On August 1, 2008, the Company acquired substantially all of the assets of Broussard Partners and Associates, Inc. (“BPA”), which is operating as a part of RDS. BPA, founded in 1995, is a provider of audit services to parishes in Louisiana, with 34 of the state’s 64 parishes as clients. BPA has a workforce of approximately 25 employees. The President of BPA has entered into a long-term employment agreement with RDS. The consolidated income statement for 2008 includes the results of operations of BPA for the period from August 1, 2008 through December 31, 2008.
     Both of these acquisitions provided the Company additional clients and contracts in the government sector. These clients are located in geographic regions the Company had not previously been servicing. The following is an allocation of the purchase price to the assets acquired and liabilities assumed in connection with the acquisitions of MuniServices and BPA (amounts in thousands):

Purchase price, including acquisition costs and net of cash received	$27,888
Accounts receivable and prepaid expenses (included in other assets)	(2,935)
Customer relationships	(7,898)
Non-compete agreements	(527)
Trademarks	(2,100)
Fixed assets	(6,857)
Deferred tax asset	(363)
Accounts payable	549
Accrued expenses	257
Accrued payroll	912

Goodwill	$8,926

     7. Capital Leases:
     Leased assets included in property and equipment consists of the following as of December 31, 2008 and 2007 (amounts in thousands):

	2008	2007
Software	$270	$270
Computer equipment	39	48
Furniture and fixtures	1,260	1,260
Equipment	27	27
Less accumulated amortization	(1,519)	(1,413)

	$77	$192

     Amortization expense recognized on capital leases for the years ended December 31, 2008, 2007 and 2006 was $115,079, $143,313 and $183,904, respectively. Future minimum lease payments for these capital leases as of December 31, 2008 were $5,675, and these leases were paid in full in January 2009.
     8. 401(k) Retirement Plan:
     The Company sponsors a defined contribution plan. Under the plan, all employees over twenty-one years of age are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to Internal Revenue Service limitations after completing six months of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee’s salary. Total compensation expense related to these contributions was $959,902, $843,387 and $682,115 for the years ended December 31, 2008, 2007 and 2006, respectively.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     9. Line of Credit:
          On November 29, 2005, the Company entered into a Loan and Security Agreement for a revolving line of credit jointly offered by Bank of America, N. A. and Wachovia Bank, National Association. The agreement was amended on May 9, 2006 to include RBC Centura Bank as an additional lender, again on May 4, 2007 to increase the line of credit to $150,000,000 and incorporate a $50,000,000 non-revolving fixed rate sub-limit, again on October 26, 2007 to increase the line of credit to $270,000,000, again on March 18, 2008 to increase the non-revolving fixed rate sub-limit to $100,000,000, again on May 2, 2008 to include SunTrust Bank as an additional lender and to increase the line of credit to $340,000,000, and again on September 3, 2008 to include J.P. Morgan Chase Bank as an additional lender and to increase the line of credit to $365,000,000. The agreement is a line of credit in an amount equal to the lesser of $365,000,000 or 30% of the Company’s estimated remaining collections of all its eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40%, which was 1.836% at December 31, 2008, and the facility expires on May 2, 2011. The Company also pays an unused line fee equal to three-tenths of one percent, or 30 basis points, on any unused portion of the line of credit. The loan is collateralized by substantially all the tangible and intangible assets of the Company. The agreement provides as follows:
•	monthly borrowings may not exceed 30% of estimated remaining collections;

•	funded debt to EBITDA (defined as net income, less income or plus loss from discontinued operations and extraordinary items, plus income taxes, plus interest expense, plus depreciation, depletion, amortization (including finance receivable amortization) and other non-cash charges) ratio must be less than 2.0 to 1.0 calculated on a rolling twelve-month average;

•	tangible net worth must be at least 100% of tangible net worth reported at September 30, 2005, plus 25% of cumulative positive net income since the end of such fiscal quarter, plus 100% of the net proceeds from any equity offering without giving effect to reductions in tangible net worth due to repurchases of up to $100,000,000 of the Company’s common stock; and

•	restrictions on change of control.
     As of December 31, 2008 and 2007, outstanding borrowings under the facility totaled $268,300,000 and $168,000,000, respectively, of which $50,000,000 was part of the non-revolving fixed rate sub-limit which bears interest at 6.80% and expires on May 4, 2012. As of December 31, 2008, the Company is in compliance with all of the covenants of the agreement.
     10. Derivative Instruments:
          The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable-rate debt and their impact on earnings and cash flows. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the swap counterparty to assess the counterparty’s ability to honor its obligation.  Based on the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted, the Company records derivative financial instruments at fair value.
          On December 16, 2008, the Company entered into an interest rate forward rate swap transaction (the “Swap”) with J.P. Morgan Chase Bank, National Association pursuant to an ISDA Master Agreement which contains customary representations, warranties and covenants.  The Swap has an effective date of January 1, 2010, with an initial notional amount of $50,000,000. Under the Swap, the Company will receive a floating interest rate based on 1-month LIBOR Market Index Rate and will pay a fixed interest rate of 1.89% through maturity of the Swap on May 1, 2011. Notwithstanding the terms of the Swap, the Company is ultimately obligated for all amounts due and payable under the credit facility.
          The Company’s financial derivative instrument is designated and qualifies as a cash flow hedge, and the effective portion of the gain or loss on such hedge is reported as a component of other comprehensive income in the consolidated financial statements. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in other income (expense). The hedge was considered effective for the period from December 16, 2008 through December 31, 2008.  Hedges that receive designated hedge

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
accounting treatment are evaluated for effectiveness at the time that they are designated, as well as through the hedging period.
          The fair value of the Company’s cash flow hedge has been recorded as an asset and is included with other assets in the consolidated balance sheet. The fair value of the asset was $88,813 at December 31, 2008. Changes in fair value were recorded as an adjustment to other comprehensive income of $88,813 at December 31, 2008. The Company had no derivative instruments as of December 31, 2007. Amounts in other comprehensive income will be reclassified into earnings under certain situations; for example, if the occurrence of the transaction is no longer probable or no longer qualifies for hedge accounting. The Company does not expect to reclassify any amount currently included in other comprehensive income into earnings within the next 12 months.
     11. Property and equipment, net:
     Property and equipment, at cost, consist of the following as of December 31, 2008 and 2007 (amounts in thousands):

	2008	2007
Software	$14,380	$6,147
Computer equipment	7,951	6,083
Furniture and fixtures	5,150	4,758
Equipment	5,370	4,742
Leasehold improvements	3,449	2,557
Building and improvements	5,948	5,123
Land	992	939
Accumulated depreciation and amortization	(19,356)	(14,178)

Property and equipment, net	$23,884	$16,171

     Depreciation and amortization expense, relating to property and equipment, for the years ended December 31, 2008, 2007 and 2006 was $5,283,058, $3,682,686 and $2,861,976, respectively.
     Beginning in July 2006 upon initiation of certain internally developed software projects, in accordance with the provisions of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company began capitalizing qualifying computer software costs incurred during the application development stage and amortizing them over their estimated useful life of three years on a straight-line basis beginning when the project is completed.  Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred.  The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software.  Capitalizable personnel costs are limited to the time directly spent on such projects.  As of December 31, 2008 and 2007, the Company has incurred and capitalized $1,036,275 and $524,456, respectively, of these direct payroll costs related to software developed for internal use.   As of December 31, 2008 and 2007, of these costs, $593,560 and $98,511, respectively, are for projects that are in the development stage and therefore are a component of Other Assets.  Once the projects are completed the costs will be transferred to Software and amortized over their estimated useful life of three to seven years.  Amortization expense and remaining unamortized costs relating to this internally developed software as of and for the year ended December 31, 2008 were $88,543 and $332,718, respectively.  Amortization expense and remaining unamortized costs relating to this internally developed software as of and for the year ended December 31, 2007 were $21,454 and $404,491, respectively.
     12. Long-Term Debt:
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     On May 1, 2003, the Company secured financing for its computer equipment purchases related to the Hampton, Virginia office opening. The computer equipment was financed with a commercial loan for $975,000 with a fixed rate of 4.25%. This loan was collateralized by computer equipment. Monthly payments were $18,096, and the loan was paid in full on May 7, 2007.
     On January 9, 2004, the Company entered into a commercial loan agreement to finance equipment purchases at one of its leased Norfolk facilities in the amount of $750,000 with a fixed rate of 4.45%. Monthly payments were $13,975, and the loan was paid in full on May 7, 2007.
     13. Estimated Fair Value of Financial Instruments:
     The accompanying consolidated financial statements include various estimated fair value information as of December 31, 2008 and 2007, as required by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” and amended by SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also requires the consideration of differing levels of inputs in the determination of fair values. Based upon the fact there are no quoted prices in active markets or other observable market data, the Company used unobservable inputs for computation of the fair value of finance receivables, net. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.
     Cash and cash equivalents: The carrying amount approximates fair value.
     Finance receivables, net: The Company records purchased receivables at cost, which represents a significant discount from the contractual receivable balances due. The cost of the receivables is reduced as cash is received based upon the guidance of Practice Bulletin 6 and as amended by SOP 03-3. The carrying amount of finance receivables, net, as of December 31, 2008 and 2007 was approximately $564,000,000 and $410,000,000, respectively. The Company computed the fair value of these receivables using proprietary pricing models that the Company utilizes to make portfolio purchase decisions. As of December 31, 2008 and 2007, using the aforementioned methodology, the Company computed the approximate fair value to be $565,000,000 and $451,000,000, respectively.
     Line of credit: The carrying amount approximates fair value, as the interest rates approximate the rate currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers.
     Derivative instrument: The carrying amount approximates fair value, which is determined using pricing models developed based on the LIBOR swap rate and other observable market data, adjusted for nonperformance risk of both the counterparty and the Company.
     14. Share-Based Compensation:
     The Company has a stock option and nonvested share plan. The Amended and Restated Portfolio Recovery Associates 2002 Stock Option Plan and 2004 Restricted Stock Plan (“Amended Plan”) was approved by the Company’s shareholders at its Annual Meeting of Shareholders on May 12, 2004, enabling the Company to issue to its employees and directors nonvested shares of stock, as well as stock options.
     Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2002. All stock-based compensation measured under the provisions of APB 25 became fully vested during 2002. All stock-based compensation expense recognized thereafter was derived from stock-based compensation based on the fair value method prescribed in SFAS 123. Effective January 1, 2006, the Company adopted SFAS No. 123R (“SFAS 123R”), “Share-Based Payment” using the modified prospective approach. The adoption of SFAS 123R had no material impact on the Company’s Consolidated Income Statement or on previously reported interim periods. As of December 31, 2008, total estimated future compensation costs related to awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program) were approximately $3.3 million. The weighted average remaining life is 1.1 years for stock options and 3.4 years for nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program). Based upon

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
historical data, the Company used an annual forfeiture rate of 14% for stock options and between 20%-40% for nonvested shares for most of the employee grants. Grants made to key employee hires and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group. In addition, commensurate with the adoption of SFAS 123R, all previous references to “restricted stock” are now referred to as “nonvested shares”.
     Total share-based compensation expense was $140,590, $2,575,253 and $2,116,631 for the years ended December 31, 2008, 2007 and 2006, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of SFAS 123R (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation expense was approximately $0.9 million, $2.4 million and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     Stock Options
     The Company created the 2002 Stock Option Plan on November 7, 2002. The plan was amended in 2004 to enable the Company to issue restricted shares of stock to its employees and directors. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012. All options issued under the Amended Plan vest ratably over five years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. As of December 31, 2008, 895,000 options have been granted under the Amended Plan, of which 118,905 have been cancelled and are eligible for regrant. These options are accounted for under SFAS 123R and all expenses for 2008, 2007 and 2006 are included in earnings as a component of compensation and employee services expense.
     The following summarizes all option related transactions from December 31, 2005 through December 31, 2008 (amounts in thousands, except per share amounts):

		Weighted-Average	Weighted-Average
	Options	Exercise Price Per	Fair Value Per
	Outstanding	Share	Share
December 31, 2005	505	$15.12	$3.06
Exercised	(189)	13.19	2.76
Cancelled	(15)	13.00	2.71

December 31, 2006	301	16.43	3.27
Exercised	(130)	15.97	3.33
Cancelled	(8)	13.00	2.71

December 31, 2007	163	16.97	3.25
Exercised	(38)	15.87	3.31
Cancelled	(2)	21.50	4.60

December 31, 2008	123	$17.24	$3.21

     All of the stock options were issued to employees of the Company except for 40,000 that were issued to non-employee directors. Non-employee directors were granted 20,000 stock options in 2004. No stock options were granted in 2008, 2007 or 2006. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was approximately $0.9 million, $4.1 million, and $6.3 million, respectively.
     The following information is as of December 31, 2008 (amounts in thousands except per share amounts):

	Options Outstanding				Options Exercisable
			Weighted-Average			Weighted-Average
Exercise	Number	Average Remaining	Exercise Price Per	Aggregate	Number	Exercise Price Per	Aggregate
Prices	Outstanding	Contractual Life	Share	Intrinsic Value	Exercisable	Share	Intrinsic Value
$13.00	85	0.9	$13.00	$1,763	85	$13.00	$1,763
$16.16	5	0.9	16.16	97	5	16.16	97
$27.77 - $29.79	33	1.7	28.28	183	30	28.22	169

Total as of December 31, 2008	123	1.1	$17.24	$2,043	120	$16.95	$2,029

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
     The following summarizes all nonvested share transactions from December 31, 2005 through December 31, 2008(amounts in thousands except per share amounts):

	Nonvested	Weighted-
	Shares	Average Price
	Outstanding	at Grant Date
December 31, 2005	135	$34.96
Granted	83	46.88
Vested	(28)	33.88
Cancelled	(19)	37.75

December 31, 2006	171	40.59
Granted	9	43.42
Vested	(41)	38.74
Cancelled	(16)	38.23

December 31, 2007	123	41.72
Granted	27	37.47
Vested	(37)	39.55
Cancelled	(15)	40.05

December 31, 2008	98	$41.60

     The total grant date fair value of shares vested during the years ended December 31, 2008, 2007 and 2006, was $1,446,897, $1,584,621 and $940,644, respectively.
Long-Term Incentive Programs
     Pursuant to the Amended Plan, on March 30, 2007 and January 4, 2008, the Compensation Committee approved the grant of 96,550 and 80,000, respectively, of performance based nonvested shares. The shares were granted to key employees of the Company. The grants are performance based and cliff vest after the requisite service period of three years if certain financial goals are met. The goals are based upon cumulative diluted earnings per share (“EPS”) totals for the 2007, 2008 and 2009 years for the 2007 grant and EPS totals for the 2008, 2009 and 2010 years for the 2008 grant, as well as the return on invested capital for the same periods. The number of shares vested can double if the financial goals are exceeded or no shares can vest if the financial goals are not met. For both the 2007 and 2008 grants, the Company was expensing the nonvested shares over the requisite service period of three years beginning January 1, 2007 and 2008, respectively. During 2008, the Company reversed $1.2 million of estimated compensation costs that had been previously accrued relating to the 2007 Long Term Incentive Program because the achievement of the performance targets of the program were deemed unlikely to be achieved. During 2008, no estimated compensation costs were accrued relating to the 2008 Long Term Incentive Program because the achievement of the performance targets of the program were deemed unlikely to be achieved. In the future, if the Company believes that the performance targets of the programs will be achieved, an adjustment to the expense will be made at that time based on the probable outcome. The Company assumed a 7.5% forfeiture rate for these grants and the shares have a weighted average life of 1.47 years at December 31, 2008.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     15. Earnings per Share:
     Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of stock options and nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be received upon assumed exercise. The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands, except per share amounts):

	For the years ended December 31,
	2008			2007			2006
		Weighted Average			Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS
Basic EPS	$45,362	15,229	$2.98	$48,241	15,646	$3.08	$44,490	15,911	$2.80
Dilutive effect of stock options and nonvested share awards		63			133			171

Diluted EPS	$45,362	15,292	$2.97	$48,241	15,779	$3.06	$44,490	16,082	$2.77

     As of December 31, 2008, 2007 and 2006, there were no antidilutive options outstanding.
     16. Stockholders’ Equity:
     Shares of common stock outstanding were as follows for the years ended December, 31 2008, 2007 and 2006 (amounts in thousands):

Common Stock
December 31, 2005	15,767
Exercise of warrants, options and vesting of nonvested shares	220

December 31, 2006	15,987
Exercise of options and vesting of nonvested shares	171
Issuance of common stock for acquisition	1
Repurchase and cancellation of common stock	(1,000)

December 31, 2007	15,159
Exercise of options and vesting of nonvested shares	75
Issuance of common stock for acquisition	52

December 31, 2008	15,286

Cash Dividends Paid on Common Stock:
     On April 23, 2007, the Company’s Board of Directors authorized a special one-time cash dividend of $1.00 per share with a record date of May 9, 2007. The cash dividends were paid on June 8, 2007 and totaled $16,069,694. There were no cash dividends paid or authorized during 2008 or 2006.
Share Repurchase Program:
     On April 23, 2007, the Company’s Board of Directors authorized a share repurchase program to buyback one million of the Company’s outstanding shares of common stock on the open market. The timing and volume of share purchases were dependent on several factors, including market conditions. During the year ended December 31, 2007, the Company purchased 1,000,000 shares of its common stock at an average per share price of $50.56. The program was completed during 2007.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     17. Income Taxes:
     The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS 109, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.
     On July 13, 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely- than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.
     The Company adopted the provisions of FIN 48 with respect to all of its tax positions as of January 1, 2007. Total unrecognized tax benefits as of December 31, 2008 and 2007 were $0 and $180,000, respectively. Due to the approval by the Internal Revenue Service of an application for a change in accounting method with respect to one of the Company’s tax positions, the balance of unrecognized tax benefits at the date of adoption was reduced from $388,000 to $180,000 at September 30, 2007. The reduction of $208,000 did not have an impact on the annual effective rate since the ultimate deductibility of these benefits was highly certain, and only the timing of deductibility was uncertain. On September 15, 2008, the 2004 tax year closed and is no longer subject to examination by major taxing jurisdictions, including the Internal Revenue Service. As a result, the remaining unrecognized tax benefits balance of $180,000 was reversed. The reversal was an adjustment to additional paid-in-capital and did not affect the annual effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

Balance at January 1, 2007	$379
Additions for tax position of prior year	9
Decrease due to change in accounting method for tax purposes	(208)

Balance at December 31, 2007	$180
Decrease due to lapse of statute of limitations	(180)

Balance at December 31, 2008	$—

     The Company was notified on June 21, 2007 that it would be examined by the Internal Revenue Service for the 2005 tax year. As of December 31, 2008, the tax years subject to examination by the major taxing jurisdictions, including the Internal Revenue Service, are 2003 and 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. On February 19, 2009, the Company received a “Notice of Proposed Adjustment” dated February 18, 2009.  The notice states that the government has made a preliminary finding that the use of cost recovery for tax income recognition purposes does not clearly reflect income.  The Company intends to appeal the government’s preliminary findings via the normal administrative process unless an agreement can be reached at the local level.  The Company

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
believes it has substantial authority for using the cost recovery method and that it is more-likely-than-not that it will be successful in the appeals process.
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
     The income tax expense recognized for the years ended December 31, 2008, 2007 and 2006 is composed of the following (amounts in thousands):

For the year ended December 31, 2008	Federal	State	Total
Current tax benefit	$(2,108)	$(362)	$(2,470)
Deferred tax expense	26,414	4,440	30,854

Total income tax expense	$24,306	$4,078	$28,384

For the year ended December 31, 2007	Federal	State	Total

Current tax expense	$4,870	$454	$5,324
Deferred tax expense	21,229	3,105	24,334

Total income tax expense	$26,099	$3,559	$29,658

For the year ended December 31, 2006	Federal	State	Total

Current tax expense	$14,345	$2,265	$16,610
Deferred tax expense	9,563	1,543	11,106

Total income tax expense	$23,908	$3,808	$27,716

     The Company has recognized a net deferred tax liability of $88,069,756 and $57,578,782 as of December 31, 2008 and 2007, respectively. The components of this net deferred tax liability are as follows (amounts in thousands):

	2008	2007

Deferred tax assets:
Employee compensation	$529	$898
Allowance for doubtful accounts	794	—
State tax credit	685	591
Intangible assets and goodwill	379	501
Section 467 leases	277	—
Other	133	170

Total deferred tax assets	2,797	2,160

Deferred tax liabilities:
Depreciation expense	788	89
Prepaid expenses	658	418
Cost recovery	89,421	59,232

Total deferred tax liability	90,867	59,739

Net deferred tax liabilities	$88,070	$57,579

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     A valuation allowance has not been provided at December 31, 2008 or 2007 since management believes it is more likely than not that the deferred tax assets will be realized. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s results of operations and financial position. At December 31, 2008, the Company had state income tax credit carryforwards of approximately $1.1 million which will begin to expire starting in the year ending December 31, 2021. The Company also incurred state net operating loss carryforwards in 2008 of approximately $1.5 million, which will begin to expire starting in the year ending December 31, 2013.
     The Company believes cost recovery to be an acceptable tax revenue recognition method for companies in the bad debt purchasing industry and results in the reduction of current taxable income as, for tax purposes, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any taxable income is recognized. The temporary difference from the use of cost recovery for income tax purposes resulted in a deferred tax liability at December 31, 2008 and 2007.
     A reconciliation of the Company’s expected tax expense at statutory tax rates to actual tax expense for the years ended December 31, 2008, 2007 and 2006 consists of the following components (amounts in thousands):

	2008	2007	2006

Federal tax at statutory rates	$25,811	$27,265	$25,272
State tax expense, net of federal benefit	2,651	2,313	2,475
Other	(78)	80	(31)

Total income tax expense	$28,384	$29,658	$27,716

     18. Commitments and Contingencies:
     Employment Agreements:
     The Company has employment agreements with all of its executive officers and with several members of its senior management group, most of which expire on December 31, 2011. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Future compensation under these agreements is approximately $16.5 million. The agreements also contain confidentiality and non-compete provisions.
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
     Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at December 31, 2008 is $71.6 million.

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
We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment, management has determined that, as of December 31, 2008, its internal control over financial reporting was effective based on the criteria set forth in the COSO framework. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, as of December 31, 2008 which is included herein.
The scope of management’s assessment of internal controls over financial reporting did not include our recently acquired subsidiary, MuniServices, which was excluded from our evaluation. This business represents less than 5% of total assets and total revenues reflected in our consolidated financial statements as of and for the year ended December 31, 2008.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The following table sets forth certain information as of February 11, 2009 about the Company’s directors and executive officers.

Name	Position	Age
Steven D. Fredrickson	President, Chief Executive Officer and Chairman of the Board	49
Kevin P. Stevenson	Executive Vice President, Chief Financial and Administrative Officer, Treasurer and Assistant Secretary	44
Craig A. Grube	Executive Vice President — Acquisitions	48
Judith S. Scott	Executive Vice President, General Counsel and Secretary	63
William P. Brophey	Director*	71
Penelope W. Kyle	Director	61
David N. Roberts	Director	46
Scott M. Tabakin	Director*	50
James M. Voss	Director*	66

*	Member of the Company’s audit committee (the “Audit Committee”), which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. In the opinion of the Board, Mr. Voss and Mr. Tabakin are independent directors who qualify as “audit committee financial experts,” pursuant to Section 401(h) of Regulations S-K.
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
     Craig A. Grube, Executive Vice President, Acquisitions. Prior to joining Portfolio Recovery Associates in March 1998, Mr. Grube was a senior officer and director of Anchor Fence, Inc., a manufacturing and distribution business from 1989 to March 1997, when the company was sold. Between the time of the sale and March 1998, Mr. Grube continued to work for Anchor Fence. Prior to joining Anchor Fence, he managed distressed corporate debt for the FDIC at Continental Illinois National Bank for five years. He received his B.A. degree from Boston College and his M.B.A. degree from the University of Illinois.
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
     Scott M. Tabakin, Director. Mr. Tabakin was appointed as a director of Portfolio Recovery Associates in 2004 and subsequently elected at the Company’s next Annual Meeting of Stockholders.  Mr. Tabakin has more than 20 years of public-company experience. Mr. Tabakin has served as Executive Vice President and Chief Financial Officer of Bravo Health, Inc., a privately owned Medicare managed health care company since 2006.  Early in his career, Mr. Tabakin was an executive with the accounting firm of Ernst & Young.  Prior to May 2001, Mr. Tabakin was Executive Vice President and CFO of Beverly Enterprises, Inc., then the nation’s largest provider of long-term health care.  He served as Executive Vice President and CFO of AMERIGROUP Corporation, a managed health-care company, from May 2001 until October 2003. From November 2003 until July 2006, Mr. Tabakin was an independent financial consultant.   Mr. Tabakin is a certified public accountant and received a B.S. degree in accounting from the University of Illinois.
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
     Certain information required by Item 10 is incorporated herein by reference to the section labeled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement in connection with the Company’s 2009 Annual Meeting of Stockholders.
Item 11. Executive Compensation.
     The information required by Item 11 is incorporated herein by reference to (a) the section labeled “Compensation Discussion and Analysis” in the Company’s definitive Proxy Statement in connection with the Company’s 2009 Annual Meeting of Stockholders and (b) the section labeled “Compensation Committee Report” in the Company’s definitive Proxy Statement in connection with the Company’s 2009 Annual Meeting of Stockholders, which section (and the report contained therein) shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of such furnishing in this Item 11.
Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.
     The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement in connection with the Company’s 2009 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions.
     The information required by Item 13 is incorporated herein by reference to Item 5 of this report and to the section labeled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement in connection with the Company’s 2009 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.
     The aggregate fees billed or expected to be billed by KPMG LLP for the years ended December 31, 2008 and 2007, respectively, are presented in the table below:

	2008	2007
Audit Fees
Annual audit	$551,500	$483,000

Tax Fees	14,550	10,900

Other Fees:
Subscription Fees (1)	1,500	1,500

Total Accountant Fees	$567,550	$495,400

(1)	Subscription fees represent fees paid to KPMG LLP for an annual subscription to their proprietary research tool during 2008 and 2007, respectively.
The Audit Committee’s charter provides that the Audit Committee will:
•	Approve the fees and other significant compensation to be paid to auditors.

•	Review the non-audit services to determine whether they are permissible under current law.

•	Pre-approve the provision of all audit services and any permissible non-audit services by the independent auditors and the related fees of the independent auditors therefore.

•	Consider whether the provision of these other non-audit services is compatible with maintaining the auditors’ independence.
All the services performed by and fees paid to KPMG LLP were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements.
     The following financial statements of the Company are included in Item 8 of this Annual Report on Form 10-K:

Page
Reports of Independent Registered Public Accounting Firms	52-55
Consolidated Balance Sheets as of December 31, 2008 and 2007	56
Consolidated Income Statements for the years ended December 31, 2008, 2007 and 2006	57
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006	58
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	59
Notes to Consolidated Financial Statements	60-79
(b) Exhibits.
2.1	Equity Exchange Agreement between Portfolio Recovery Associates, L.L.C. and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1).

2.2	Asset Purchase Agreement dated as of October 1, 2004, by and among Portfolio Recovery Associates, Inc, PRA Location Services, LLC, IGS Nevada, Inc., and James Snead (Incorporated by reference to Exhibit 2.1 of the Form 8-K dated October 7, 2004).

2.3	Asset Purchase Agreement dated as of July 29, 2005, by and among Portfolio Recovery Associates, Inc, PRA Government Services, LLC, Alatax, Inc. and its stockholders (Incorporated by reference to Exhibit 2.1 of the Form 8-K dated August 2, 2005).

3.1	Amended and Restated Certificate of Incorporation of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1).

3.2	Amended and Restated By-Laws of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1).

4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1).

10.1	Employment Agreement, dated November 14, 2008, by and between Steven D. Fredrickson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated November 20, 2008).

10.2	Employment Agreement, dated November 14, 2008, by and between Kevin P. Stevenson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.2 of the Form 8-K dated November 20, 2008).

10.3	Employment Agreement, dated November 14, 2008, by and between Craig A. Grube and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.3 of the Form 8-K dated November 20, 2008).

10.4	Employment Agreement, dated November 14, 2008, by and between Judith S. Scott and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.4 of the Form 8-K dated November 20, 2008).

10.5	Portfolio Recovery Associates, Inc. Amended and Restated 2002 Stock Option Plan and 2004 Restricted Stock Plan. (Incorporated by reference to Exhibit 10.9 of the form 10-Q for the period ended June 30, 2004).

10.7	Loan and Security Agreement, dated November 29, 2005, by and between Portfolio Recovery Associates, Inc, Bank of America and Wachovia Bank. (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated December 5, 2005).

10.8	Promissory Note dated November 29, 2005 by and between Portfolio Recovery Associates, Inc, and Bank of America (Incorporated by reference to Exhibit 10.2 of the Form 8-K dated December 5, 2005).

10.9	Promissory Note dated November 29, 2005 by and between Portfolio Recovery Associates, Inc, and Wachovia Bank (Incorporated by reference to Exhibit 10.3 of the Form 8-K dated December 5, 2005).

10.10	Amended and Restated Loan and Security Agreement, dated May 9, 2006, by and between Portfolio Recovery Associates, Inc, Bank of America, Wachovia Bank and RBC Centura Bank. (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated May 11, 2006).

10.11	Second Amendment to the Amended and Restated Loan and Security Agreement, dated May 4, 2007, by and between Portfolio Recovery Associates, Inc, Bank of America, Wachovia Bank and RBC Centura Bank. (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated May 7, 2007).

10.12	Loan Document Modification Agreement, dated October 26, 2007, by and between Portfolio Recovery Associates, Inc, Bank of America, Wachovia Bank and RBC Centura Bank. (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated October 29, 2007).

10.13	Third amendment to the Amended and Restated Loan and Security Agreement, dated as of May 2, 2008, by and between Portfolio Recovery Associates, Inc, Bank of America, N.A., Wachovia Bank, N.A., RBC Centura Bank and SunTrust Bank (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed May 12, 2008).

10.14	Fourth amendment to the Amended and Restated Loan and Security Agreement, dated as of September 3, 2008, by and between Portfolio Recovery Associates, Inc, Bank of America, N.A., Wachovia Bank, N.A., RBC Centura Bank, SunTrust Bank and JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed September 8, 2008).

21.1	Subsidiaries of Portfolio Recovery Associates, Inc.

23.1	Consent of KPMG LLP

23.2	Consent of PricewaterhouseCoopers LLP

24.1	Powers of Attorney (included on signature page).

31.1	Section 302 Certifications of Chief Executive Officer

31.2	Section 302 Certifications of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portfolio Recovery Associates, Inc.
(Registrant)

Dated: February 27, 2009	By: /s/ Steven D. Fredrickson

Steven D. Fredrickson President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: February 27, 2009	By: /s/ Kevin P. Stevenson

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

Dated: February 27, 2009	By: /s/ Steven D. Fredrickson Steven D. Fredrickson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 27, 2009	By: /s/ Kevin P. Stevenson

Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

Dated: February 27, 2009	By: /s/ William P. Brophey

William P. Brophey
Director

Dated: February 27, 2009	By: /s/ Penelope W. Kyle

Penelope W. Kyle
Director

Dated: February 27, 2009	By: /s/ David N. Roberts

David N. Roberts
Director

Dated: February 27, 2009	By: /s/ Scott M. Tabakin

Scott M. Tabakin
Director

Dated: February 27, 2009	By: /s/ James M. Voss

James M. Voss
Director