Form 10-Q
period 2009-03-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2009-05-11
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐    NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 20, 2009

Common Stock, $0.01 par value	15,339,265

PORTFOLIO RECOVERY ASSOCIATES, INC.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008
(unaudited)
(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$16,549	$13,901
Finance receivables, net	576,600	563,830
Accounts receivable, net	8,617	8,278
Income taxes receivable	3,289	3,587
Property and equipment, net	23,106	23,884
Goodwill	27,646	27,546
Intangible assets, net	12,761	13,429
Other assets	3,755	3,385

Total assets	$672,323	$657,840

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$3,622	$3,438
Accrued expenses	3,544	4,314
Accrued payroll and bonuses	6,696	9,850
Deferred tax liability	94,118	88,070
Line of credit	266,300	268,300
Long-term debt	1,983	—
Obligations under capital lease	—	5
Derivative instrument	362	—

Total liabilities	376,625	373,977

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares — 0	—	—
Common stock, par value $0.01, authorized shares, 30,000, 15,451 issued and 15,339 outstanding shares — at March 31, 2009, and 15,398 issued and 15,286 outstanding shares — at December 31, 2008	153	153
Additional paid-in capital	76,647	74,574
Retained earnings	219,119	209,047
Accumulated other comprehensive (loss)/income, net of tax	(221)	89

Total stockholders’ equity	295,698	283,863

Total liabilities and stockholders’ equity	$672,323	$657,840

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the three months ended March 31, 2009 and 2008
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Income recognized on finance receivables, net	$51,276	$52,628
Commissions	16,927	11,476

Total revenues	68,203	64,104

Operating expenses:
Compensation and employee services	26,663	21,127
Legal and agency fees and costs	12,118	12,252
Outside fees and services	2,111	2,321
Communications	3,472	2,869
Rent and occupancy	1,082	838
Other operating expenses	1,988	1,356
Depreciation and amortization	2,275	1,470

Total operating expenses	49,709	42,233

Income from operations	18,494	21,871

Other income and (expense):
Interest income	3	30
Interest expense	(1,978)	(2,499)

Income before income taxes	16,519	19,402

Provision for income taxes	6,447	7,530

Net income	$10,072	$11,872

Net income per common share:
Basic	$0.66	$0.78
Diluted	$0.66	$0.78
Weighted average number of shares outstanding:
Basic	15,334	15,170
Diluted	15,367	15,237
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the three months ended March 31, 2009
(unaudited)
(Amounts in thousands)

		Additional		Accumulated Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	(Loss)/Income	Equity
Balance at December 31, 2008	$153	$74,574	$209,047	$89	$283,863

Net income	—	—	10,072	—	10,072
Net unrealized change in:
Interest rate swap derivative, net of tax	—	—	—	(310)	(310)

Comprehensive income					9,762

Exercise of stock options and vesting of nonvested shares	—	84	—	—	84
Amortization of share-based compensation	—	1,998	—	—	1,998
Income tax (shortfall)/benefit from share-based compensation	—	(9)	—	—	(9)

Balance at March 31, 2009	$153	$76,647	$219,119	$(221)	$295,698

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2009 and 2008
(unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$10,072	$11,872
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	1,998	739
Depreciation and amortization	2,275	1,470
Deferred tax expense	6,189	7,082
Changes in operating assets and liabilities:
Other assets	(459)	3
Accounts receivable	(339)	495
Accounts payable	184	(47)
Income taxes	298	231
Accrued expenses	(770)	28
Accrued payroll and bonuses	(3,154)	(2,001)

Net cash provided by operating activities	16,294	19,872

Cash flows from investing activities:
Purchases of property and equipment	(829)	(1,568)
Acquisition of finance receivables, net of buybacks	(51,365)	(94,231)
Collections applied to principal on finance receivables	38,595	26,774
Contingent payment made for acquisition	(100)	—

Net cash used in investing activities	(13,699)	(69,025)

Cash flows from financing activities:
Proceeds from exercise of options	84	261
Income tax (shortfall)/benefit from share-based compensation	(9)	211
Proceeds from line of credit	15,000	48,800
Principal payments on line of credit	(17,000)	—
Proceeds from long-term debt	2,036	—
Principal payments on long-term debt	(53)	—
Principal payments on capital lease obligations	(5)	(33)

Net cash provided by financing activities	53	49,239

Net increase in cash and cash equivalents	2,648	86

Cash and cash equivalents, beginning of period	13,901	16,730

Cash and cash equivalents, end of period	$16,549	$16,816

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,069	$2,587
Cash paid for income taxes	$1	$1

Noncash investing and financing activities:
Net unrealized change in fair value of derivative instrument	$(451)	$—
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Business:
     Portfolio Recovery Associates, LLC (“PRA”) was formed on March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA Inc completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of PRA were exchanged on a one to one basis for warrants and shares of a single class of common stock of PRA Inc. PRA Inc owns all outstanding membership units of PRA, PRA Holding I, LLC (“PRA Holding I”), PRA Holding II, LLC (“PRA Holding II”), PRA Receivables Management, LLC (formerly d/b/a Anchor Receivables Management) (“Anchor”), PRA Location Services, LLC (d/b/a IGS Nevada) (“IGS”), PRA Government Services, LLC (d/b/a RDS) (“RDS”) and MuniServices, LLC (“MuniServices”). PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) are full-service providers of outsourced receivables management and related services. The Company is engaged in the business of purchasing, managing and collecting portfolios of defaulted consumer receivables, as well as offering a broad range of accounts receivable management services. The majority of the Company’s business activities involve the purchase, management and collection of defaulted consumer receivables. These are purchased from sellers of finance receivables and collected by a highly skilled staff whose purpose is to locate and contact customers and arrange payment or resolution of their debts. The Company, through its Litigation Department, collects accounts judicially, either by using its own attorneys, or by contracting with independent attorneys throughout the country through whom the Company takes legal action to satisfy consumer debts. The Company also services receivables on behalf of clients on either a commission or transaction-fee basis. Clients include entities in the financial services, auto, retail, utility, health care and government sectors. Services provided to these clients include standard collection services on delinquent accounts, obtaining location information for clients in support of their collection activities (known as skip tracing), and the management of both delinquent and non-delinquent receivables for government entities.
     The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I, PRA Holding II, Anchor, IGS, RDS and MuniServices. Under the guidance of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined that it has several operating segments that meet the aggregation criteria of SFAS 131 and therefore it has one reportable segment, accounts receivable management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of March 31, 2009, its consolidated income statements for the three months ended March 31, 2009 and 2008, its consolidated statement of changes in stockholders’ equity and comprehensive income for the three months ended March 31, 2009, and its consolidated statements of cash flows for the three months ended March 31, 2009 and 2008. The consolidated income statement of the Company for the three months ended March 31, 2009 may not be indicative of future results. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2008.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
At acquisition, the Company reviews the portfolio both by account and aggregate pool to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the account’s contractual terms. If both conditions exist, the Company determines whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio and subsequently aggregates pools of accounts. The Company determines the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference) based on the Company’s proprietary acquisition models. The remaining amount, representing the excess of the pool’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining life of the pool (accretable yield).
     Prior to January 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-3 is effective. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 (and the amended Practice Bulletin 6), rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting the finance receivables, net, on the balance sheet. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as finance receivable amortization). Likewise, cash flows that are less than the accrual will accrete the carrying balance. The Company generally does not allow accretion in the first six to twelve months. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At March 31, 2009 and 2008, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $5,937,212 and $1,798,455, respectively.
     The Company establishes valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
At March 31, 2009 and 2008, the Company had an allowance against its finance receivables of $29,840,000 and $7,015,000, respectively. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.
     The Company implements the accounting for income recognized on finance receivables under SOP 03-3 as follows. The Company creates each accounting pool using its projections of estimated cash flows and expected economic life. The Company then computes the effective yield that fully amortizes the pool to the end of its expected economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, the Company balances those results to the data contained in the Company’s SOP 03-3 models to ensure accuracy, then reviews each accounting pool watching for trends, actual performance versus projections and curve shape, sometimes re-forecasting future cash flows utilizing the Company’s statistical models. The review process is primarily performed by the Company’s finance staff; however, the Company’s operational and statistical staffs may also be involved depending upon actual cash flow results achieved. To the extent there is overperformance, the Company will either increase the yield, if persuasive evidence indicates that the overperformance is considered to be a significant betterment, or, if the overperformance is considered more of an acceleration of cash flows (a timing difference), adjust future cash flows downward which effectively extends the amortization period, or take no action at all if the amortization period is reasonable and falls within the pools’ expected economic life. To the extent there is underperformance, the Company will book an allowance if the underperformance is significant and will also consider revising future cash flows based on current period information, or take no action if the pool’s amortization period is reasonable and falls within the currently projected economic life.
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at March 31, 2009 and 2008 was $3,030,732 and $2,842,442, respectively. During the three months ended March 31, 2009 and 2008, the Company capitalized $164,206 and $570,481, respectively, of these direct acquisition fees. During the three months ended March 31, 2009 and 2008, the Company amortized $212,034 and $162,955, respectively, of these direct acquisition fees.
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
     Changes in finance receivables, net for the three months ended March 31, 2009 and 2008 were as follows (amounts in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Balance at beginning of period	$563,830	$410,297
Acquisitions of finance receivables, net of buybacks	51,365	94,231

Cash collections	(89,871)	(79,402)
Income recognized on finance receivables, net	51,276	52,628

Cash collections applied to principal	(38,595)	(26,774)

Balance at end of period	$576,600	$477,754

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     At the time of acquisition, the life of each pool is generally estimated to be between 84 to 96 months based on projected amounts and timing of future cash receipts using the proprietary models of the Company. As of March 31, 2009, the Company had $576,600,440 in net finance receivables. Based upon current projections, cash collections applied to principal are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

March 31, 2010	$127,949
March 31, 2011	147,505
March 31, 2012	135,442
March 31, 2013	99,064
March 31, 2014	42,631
March 31, 2015	18,576
March 31, 2016	5,022
March 31, 2017	411

$576,600

     During the three months ended March 31, 2009 and 2008, the Company purchased approximately $960.9 million and $1.46 billion, respectively, in face value of charged-off consumer receivables. At March 31, 2009, the estimated remaining collections (“ERC”) on the receivables purchased in the three months ended March 31, 2009 and 2008 were $110.2 million and $139.8 million, respectively.
     Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of March 31, 2009 and 2008. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Reclassifications to nonaccretable difference from accretable yield results from allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three months ended March 31, 2009 and 2008 were as follows (amounts in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Balance at beginning of period	$551,735	$492,269
Income recognized on finance receivables, net	(51,276)	(52,628)
Additions	67,178	93,985
Reclassifications (to)/from nonaccretable difference	(17,811)	1,933

Balance at end of period	$549,826	$535,559

     During the three months ended March 31, 2009 and 2008, the Company recorded $6,445,000 and $2,785,000, respectively, in allowance charges on pools that had underperformed the Company’s most recent expectations as of March 31, 2009. During the three months ended March 31, 2009 and 2008, the Company also reversed $225,000 and $0, respectively, of allowance charges recorded in prior periods. The change in the valuation allowance for the three months ended March 31, 2009 and 2008 is as follows (amounts in thousands):

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Balance at beginning of period	$23,620	$4,230
Allowance charges recorded	6,445	2,785
Reversal of previously recorded allowance charges	(225)	—

Change in allowance charge	6,220	2,785

Balance at end of period	$29,840	$7,015

3. Accounts Receivable, net:
     Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The balance of the allowance for doubtful accounts at March 31, 2009 and December 31, 2008 was $2.1 million and $2.0 million, respectively. The Company does not have any off balance sheet credit exposure related to its customers.
4. Line of Credit:
     On November 29, 2005, the Company entered into a Loan and Security Agreement for a revolving line of credit jointly offered by Bank of America, N. A. and Wachovia Bank, National Association. The agreement was amended on May 9, 2006 to include RBC Centura Bank as an additional lender, again on May 4, 2007 to increase the line of credit to $150,000,000 and incorporate a $50,000,000 non-revolving fixed rate sub-limit, again on October 26, 2007 to increase the line of credit to $270,000,000, again on March 18, 2008 to increase the non-revolving fixed rate sub-limit to $100,000,000, again on May 2, 2008 to include SunTrust Bank as an additional lender and to increase the line of credit to $340,000,000, and again on September 3, 2008 to include J.P. Morgan Chase Bank as an additional lender and to increase the line of credit to $365,000,000. The agreement is a line of credit in an amount equal to the lesser of $365,000,000 or 30% of the Company’s ERC of all its eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40%, which was 1.90% at March 31, 2009, and the facility expires on May 2, 2011. The Company also pays an unused line fee equal to three-tenths of one percent, or 30 basis points, on any unused portion of the line of credit. The loan is collateralized by substantially all the tangible and intangible assets of the Company. The agreement provides as follows:
•	monthly borrowings may not exceed 30% of ERC;

•	funded debt to EBITDA (defined as net income, less income or plus loss from discontinued operations and extraordinary items, plus income taxes, plus interest expense, plus depreciation, depletion, amortization (including finance receivable amortization) and other non-cash charges) ratio must be less than 2.0 to 1.0 calculated on a rolling twelve-month average;

•	tangible net worth must be at least 100% of tangible net worth reported at September 30, 2005, plus 25% of cumulative positive net income since the end of such fiscal quarter, plus 100% of the net proceeds from any equity offering without giving effect to reductions in tangible net worth due to repurchases of up to $100,000,000 of the Company’s common stock; and

•	restrictions on change of control.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
   As of March 31, 2009 and 2008, outstanding borrowings under the facility totaled $266,300,000 and $216,800,000, respectively, of which $50,000,000 was part of the non-revolving fixed rate sub-limit which bears interest at 6.80% and expires on May 4, 2012. As of March 31, 2009, the Company is in compliance with all of the covenants of the agreement.
5. Derivative Instruments:
     The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable-rate debt and their impact on earnings and cash flows. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the swap counterparty to assess the counterparty’s ability to honor its obligation. Counterparty default would expose the Company to fluctuations in variable interest rates. Based on the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted, the Company records derivative financial instruments at fair value.
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
     The Company’s financial derivative instrument is designated and qualifies as a cash flow hedge, and the effective portion of the gain or loss on such hedge is reported as a component of other comprehensive income in the consolidated financial statements. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in other income (expense). The hedge was considered effective for the period from December 16, 2008 through December 31, 2008 and for the three months ended March 31, 2009. Therefore, there has been no amount that has been recorded in the consolidated income statements related to the hedge’s ineffectiveness during 2008 or the three months ended March 31, 2009. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated, as well as through the hedging period.
     The following table sets forth the fair value amounts of derivative instruments held by the Company as of the dates indicated (amounts in thousands):

	March 31, 2009		December 31, 2008
	Asset Derivatives	Liability Derivatves	Asset Derivatives	Liability Derivatves
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate swap contracts	$—	$362	$89	$—

Total derivatives	$—	$362	$89	$—

     Liability and asset derivatives are recorded in the liability and other asset section of the accompanying consolidated balance sheets, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The following table sets forth the gain (loss) recorded in Accumulated Other Comprehensive Income (“AOCI”), net of tax, for the three months ended March 31, 2009, for derivatives held by the Company as well as any gain (loss) reclassified from AOCI into income (amounts in thousands):

	Amount of Gain or (Loss)
	Recognized in Other	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Comprehensive Income	Reclassified from	Reclassified from
	on Derivatives	AOCI into Income	AOCI into Income
	(Effective Portion)	(Effective Portion)	(Effective Portion)
Derivatives designated as hedging instruments under SFAS No. 133:

Interest rate swap contracts	$(310)	interest income/(expense)	$—

Total derivatives	$(310)		$—

     Amounts in accumulated other comprehensive income will be reclassified into earnings under certain situations; for example, if the occurrence of the transaction is no longer probable or no longer qualifies for hedge accounting. The Company does not expect to reclassify any amount currently included in other comprehensive income (loss) into earnings within the next 12 months.
6. Long-Term Debt:
     On February 6, 2009, the Company entered into a commercial loan agreement to finance computer software and equipment purchases in the amount of $2,036,114. The loan is collateralized by the related computer software and equipment. The loan is a three year loan with a fixed rate of 4.78% with monthly installments, including interest, of $60,823 beginning on March 31, 2009, and it matures on February 28, 2012.
7. Property and Equipment, net:
     Property and equipment, at cost, consist of the following as of the dates indicated (amounts in thousands):

	March 31,	December 31,
	2009	2008
Software	$14,682	$14,380
Computer equipment	8,243	7,951
Furniture and fixtures	5,155	5,150
Equipment	5,585	5,370
Leasehold improvements	3,464	3,449
Building and improvements	5,948	5,948
Land	992	992
Accumulated depreciation and amortization	(20,963)	(19,356)

Property and equipment, net	$23,106	$23,884

     Depreciation and amortization expense, relating to property and equipment, for the three months ended March 31, 2009 and 2008 was $1,606,662 and $1,107,962, respectively.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Capitalizable personnel costs are limited to the time directly spent on such projects. As of March 31, 2009, the Company has incurred and capitalized $1,137,492 of these direct payroll costs and external direct costs related to software developed for internal use. Of these costs, $715,597 is for projects that are in the development stage and, therefore are a component of Other Assets. Once the projects are completed, the costs will be transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense for the three months ended March 31, 2009 and 2008 was $22,136 and $22,136, respectively. The remaining unamortized costs relating to internally developed software at March 31, 2009 and 2008 were $310,582 and $399,126, respectively.
8. Goodwill and Intangible Assets, net:
     With the acquisition of IGS on October 1, 2004, RDS on July 29, 2005, The Palmer Group on July 25, 2007, MuniServices on July 1, 2008, and Broussard Partners and Associates, Inc. (“BPA”) on August 1, 2008, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is amortizing the following intangible assets over the estimated useful lives as indicated:

	Customer Relationships	Non-Compete Agreements	Trademarks
IGS	7 years	3 years	—
RDS	10 years	3 years	—
The Palmer Group	2.4 years	—	—
MuniServices	11 years	3 years	14 years
BPA	10 years	2.4 years	—
     The combined original weighted average amortization period is 9.14 years. The Company reviews these relationships at least annually for impairment. Total amortization expense was $668,277 and $361,670 for the three months ended March 31, 2009 and 2008, respectively. In addition, goodwill, pursuant to SFAS 142, is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2008, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2008, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through March 31, 2009 that would indicate a triggering event and thereby necessitate an impairment charge to goodwill or the other intangible assets. The Company will undergo its annual goodwill review during the fourth quarter of 2009. At March 31, 2009 and December 31, 2008, the carrying value of goodwill was $27,645,582 and $27,545,582, respectively. The $100,000 increase in the carrying value of goodwill during the three months ended March 31, 2009 relates to additional purchase price relating to the acquisition of BPA on August 1, 2008.
9. Share-Based Compensation:
     The Company has a stock option and nonvested share plan. The Amended and Restated Portfolio Recovery Associates 2002 Stock Option Plan and 2004 Restricted Stock Plan was approved by the Company’s shareholders at its Annual Meeting of Shareholders on May 12, 2004, enabling the Company to issue to its employees and directors nonvested shares of stock, as well as stock options.
     Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2002. All stock-based compensation measured under the provisions of APB 25 became fully vested during 2002. All stock-based compensation expense recognized thereafter was derived from stock-based compensation based on the fair value method prescribed in SFAS 123. Effective January 1, 2006, the Company adopted SFAS No. 123R (“SFAS 123R”), “Share-Based Payment” using the modified prospective approach. The adoption of SFAS 123R had no material impact on the Company’s Consolidated Income Statement or on previously reported interim periods. As of March 31, 2009, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Program) is estimated to be $3.1 million with a weighted average remaining life of 3.5 years (not including nonvested shares granted under the Long-Term Incentive Programs). As of March 31, 2009, there is no future compensation costs related to stock options and the remaining vested stock options have a weighted average remaining life of 0.9 years. Based upon historical data, the Company used an annual forfeiture rate of 14% for stock options and 15-40% for nonvested shares for most of the employee grants. Grants made to key employee hires and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group. In addition, commensurate with the adoption of SFAS 123R, all previous references to “restricted” stock are now referred to as “nonvested” shares.
     Total share-based compensation expense was $1,997,978 and $738,595 for the three months ended March 31, 2009 and 2008, respectively. The Company, in conjunction with the renewal of employment agreements with its Named Executive Officers and other senior executives, awarded nonvested shares which vested on January 1, 2009. As a result of the vesting of these shares, the Company recorded stock-based compensation expense in connection with these shares, in the amount of approximately $1.4 million during the first quarter of 2009. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of SFAS 123R (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was $633,353 and $242,084 for the three months ended March 31, 2009 and 2008, respectively.
Stock Options
     The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 (the “Amended Plan”) to enable the Company to issue nonvested shares of stock to its employees and directors. The Amended Plan was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012. All options issued under the Amended Plan vest ratably over five years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. At March 31, 2009, 895,000 options have been granted under the Amended Plan, of which 118,955 have been cancelled. There were 33,000 and 0 dilutive options outstanding for the three months ended March 31, 2009 and 2008, respectively
     The Company granted no options during the three months ended March 31, 2009 and 2008. All of the stock options which have been granted under the Amended Plan were granted to employees of the Company except for 40,000 which were granted to non-employee directors. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was approximately $45,000 and $480,000, respectively.
     The following summarizes all option related transactions from December 31, 2007 through March 31, 2009 (amounts in thousands, except per share amounts):

		Weighted-	Weighted-
	Options	Average	Average
	Outstanding	Exercise Price	Fair Value
December 31, 2007	163	$16.97	$3.25
Exercised	(38)	15.87	3.31
Cancelled	(2)	21.50	4.60

December 31, 2008	123	17.24	3.21
Exercised	(7)	13.00	2.71

March 31, 2009	116	$17.48	$3.24

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
          The following information is as of March 31, 2009 (amounts in thousands, except per share amounts):

	Options Outstanding				Options Exercisable
			Weighted-Average			Weighted-Average
Exercise	Number	Average Remaining	Exercise Price Per	Aggregate	Number	Exercise Price Per	Aggregate
Prices	Outstanding	Contractual Life	Share	Intrinsic Value	Exercisable	Share	Intrinsic Value
$13.00	78	0.6	$13.00	$1,080	78	$13.00	$1,080
$16.16	5	0.6	16.16	59	5	16.16	59
$27.77 – $29.79	33	1.5	28.28	—	33	28.28	—

Total as of March 31, 2009	116	0.9	$17.48	$1,139	116	$17.48	$1,139

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
Nonvested Shares
     Prior to the approval of the Amended Plan, nonvested shares were permitted to be issued as an incentive to attract new employees and, effective commensurate with the adoption of the Amended Plan at the meeting of shareholders held on May 12, 2004, are permitted to be issued to directors and existing employees. With the exception of the awards made pursuant to the Long-Term Incentive Program and a few employee and director grants, the terms of the nonvested share awards are similar to those of the stock option awards, wherein the nonvested shares vest ratably over five years and are expensed over their vesting period. In addition, in conjunction with the renewal of their employment agreements, the Company’s Named Executive Officers and other senior executives were awarded nonvested shares which vested on January 1, 2009. As a result of the vesting of these shares, the Company recorded stock-based compensation expense in connection with these shares, in the amount of approximately $1.4 million during the first quarter of 2009.
     The following summarizes all nonvested share transactions from December 31, 2007 through March 31, 2009 (amounts in thousands, except per share amounts):

	Nonvested	Weighted-
	Shares	Average Price
	Outstanding	at Grant Date
December 31, 2007	123	$41.72
Granted	27	37.47
Vested	(37)	39.55
Cancelled	(15)	40.05

December 31, 2008	98	41.60
Granted	50	31.50
Vested	(47)	34.67
Cancelled	(1)	42.24

March 31, 2009	100	$39.77

     The total grant date fair value of shares vested during the three months ended March 31, 2009 and 2008 was $1,629,490 and $162,525, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-Term Incentive Programs
     Pursuant to the Amended Plan, on March 30, 2007, January 4, 2008 and January 20, 2009, the Compensation Committee approved the grant of 96,550, 80,000 and 108,720, respectively, of performance based nonvested shares. The shares were granted to key employees of the Company. For both the 2007 and 2008 grants, no estimated compensation costs have been accrued because the achievements of the performance targets of the programs were deemed unlikely to be achieved. In the future, if the Company believes that the performance targets of the programs will be achieved, an adjustment to the expense will be made at that time based on the probable outcome. The 2009 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon diluted earnings per share (“EPS”) totals for 2009, the return on owners’ equity for the three year period beginning on January 1, 2009 and ending December 31, 2011, and the relative total shareholder return as compared to a peer group, for the same three year period. The number of shares vested can double if the financial goals are exceeded or no shares can vest if the financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2009. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. At March 31, 2009, total future compensation costs related to nonvested share awards granted under the 2009 Long-Term Incentive Program are estimated to be approximately $2.5 million. The Company assumed a 7.5% forfeiture rate for this grant and the shares have a weighted average life of 2.64 years at March 31, 2009.
10. Income Taxes — FIN 48:
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
     The Company adopted the provisions of FIN 48 with respect to all of its tax positions as of January 1, 2007. Total unrecognized tax benefits at March 31, 2009 and 2008 were $0 and $180,000, respectively. Due to the approval by the Internal Revenue Service of an application for a change in accounting method with respect to one of the Company’s tax positions, the balance of unrecognized tax benefits at the date adoption was reduced from $388,000 to $180,000 at September 30, 2007. The reduction of $208,000 did not have an impact on the annual effective rate since the ultimate deductibility of these benefits was highly certain, and only the timing of deductibility was uncertain. On September 15, 2008, the 2004 tax year closed and is no longer subject to examination by major taxing jurisdictions, including the Internal Revenue Service. As a result, the remaining unrecognized tax benefits balance of $180,000 was reversed. The reversal was an adjustment to additional paid-in-capital and did not affect the annual effective tax rate.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company was notified on June 21, 2007 that it was being examined by the Internal Revenue Service for the 2005 calendar year. The IRS has concluded its audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes for tax years ending December 31, 2007, 2006 and 2005. The IRS has proposed that cost recovery for tax revenue recognition does not clearly reflect income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. The Company is in the process of appealing the IRS’s findings. The Company believes it has sufficient support for the technical merits of its positions and that it is more-likely-than-not these positions will ultimately be sustained.
     At March 31, 2009, the tax years that remain subject to examination by the major taxing jurisdictions, including the Internal Revenue Service, are 2003 and 2005 and subsequent years. The 2003 tax year is still open to examination because of the net operating loss that originated in that year but was not fully utilized until the 2005 tax year.
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
11.	Earnings per Share:
     Basic EPS are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three months ended March 31, 2009 and 2008 (amounts in thousands, except per share amounts):

	For the three months ended March 31,
		2009			2008
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$10,072	15,334	$0.66	$11,872	15,170	$0.78
Dilutive effect of stock options and nonvested share awards		33			67

Diluted EPS	$10,072	15,367	$0.66	$11,872	15,237	$0.78

     There were 33,000 and 0 antidilutive options outstanding for the three months ended March 31, 2009 or 2008.
12. Commitments and Contingencies:
Employment Agreements:
     The Company has employment agreements with all of its executive officers and with several members of its senior management group, most of which expire on December 31, 2011. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Future compensation under these agreements is approximately $10.6 million. The agreements also contain confidentiality and non-compete provisions.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Leases:
     The Company is party to various operating and capital leases with respect to its facilities and equipment. For further discussion of these leases please refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2008.
Forward Flow Agreements:
     The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at March 31, 2009 is approximately $28.5 million.
Litigation:
     The Company is from time to time subject to routine legal proceedings, most of which are incidental to the ordinary course of our business. The Company initiates lawsuits against consumers and is occasionally countersued by them in such actions. Also, consumers initiate litigation against the Company, in which they allege that the Company has violated a state or federal law in the process of collecting on an account. From time to time, other types of law suits are brought against the Company. However, it is not expected that these or any other legal proceedings or claims in which the Company is involved will, either individually or in the aggregate, have a material adverse impact on the Company’s results of operations, liquidity or its financial condition.
13. Recent Accounting Pronouncements:
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions consummated in fiscal years beginning after December 15, 2008. The Company adopted SFAS 141R on January 1, 2009, which had no material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company adopted SFAS 160 on January 1, 2009, which had no material impact on its consolidated financial statements.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. The Company adopted this statement effective January 1, 2009 and has added the required narrative and tabular disclosure in Note 5 of its consolidated financial statements. The adoption of SFAS 161 had no material impact on its consolidated financial statements.
     In April 2008, the FASB issued Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company adopted FSP 142-3 on January 1, 2009, which had no material impact on its consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     In April 2009, the Financial Accounting Standards Board issued as final the following three staff positions related to mark-to-market accounting and accounting for impaired securities:
     FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”), provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. Additionally, FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 stresses that even though there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used to measure the fair value of the asset or liability, the main objective of fair value accounting measurements remains the same. As defined by the FSP, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date under current market conditions. Additionally, FSP No. 157-4 amends FASB Statement No. 157’s required disclosures. FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, although early adoption is permitted for periods ending after March 15, 2009. The Company believes the adoption of FSP No. 157-4 will not have a material impact on its consolidated financial statements.
     FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”), amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. The new standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company believes the adoption of FSP No. 107-1 and APB 28-1 will not have a material impact on its consolidated financial statements.
     FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and 124-2”), amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in debt and equity securities in the financial statements. FSP No. 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment. FSP No. 115-2 and 124-2 requires that unless there is an intent or requirement to sell a debt security, only the amount of the estimated credit loss is recorded through earnings, while the remaining mark-to-market loss is recognized as a component of equity through other comprehensive income. Additionally, FSP No. 115-2 and 124-2 enhances required disclosures of existing guidelines. FSP No. 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and will be applied to all existing and new investments in debt securities. The Company believes the adoption of FSP No. 115-2 and 124-2 will not have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:
     This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:
•	continued deterioration of the economic environment including the stability of the financial system;

•	our ability to purchase defaulted consumer receivables at appropriate prices;

•	changes in the business practices of credit originators in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

•	changes in government regulations that affect our ability to collect sufficient amounts on our acquired or serviced receivables;

•	changes in income tax laws or challenges by taxing authorities could have an adverse effect on our financial condition and results of operations;

•	deterioration in economic conditions in the United States that may have an adverse effect on our collections, results of operations, revenue and stock price;

•	changes in bankruptcy or collection agency laws that could negatively affect our business;

•	our ability to employ and retain qualified employees, especially collection and information technology personnel;

•	our work force could become unionized in the future, which could adversely affect the stability of our production and increase our costs;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

•	the degree and nature of our competition;

•	our ability to comply with the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder;

•	our ability to retain existing clients and obtain new clients for our fee-for-service businesses;

•	the sufficiency of our funds generated from operations, existing cash and available borrowings to finance our current operations; and

•	the risk factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).
     You should assume that the information appearing in this quarterly report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.
     For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as the discussion of “Business” and “Risk Factors” described in our 2008 Annual Report on Form 10-K, filed on February 27, 2009.
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
Results of Operations
     We are a full service provider of outsourced receivables management and related services. The results of operations include the financial results of Portfolio Recovery Associates, Inc. and all of our subsidiaries who are all in the accounts receivable management business. Under the guidance of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”, we have determined that we have several operating segments that meet the aggregation criteria of SFAS 131, and therefore we have one reportable segment, accounts receivable management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.
     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months
	Ended March 31,
	2009	2008
Revenues:
Income recognized on finance receivables, net	75.2%	82.1%
Commissions	24.8%	17.9%

Total revenues	100.0%	100.0%
Operating expenses:
Compensation and employee services	39.1%	33.0%
Legal and agency fees and costs	17.8%	19.1%
Outside fees and services	3.1%	3.6%
Communications	5.1%	4.5%
Rent and occupancy	1.6%	1.3%
Other operating expenses	2.9%	2.1%
Depreciation and amortization	3.3%	2.3%

Total operating expenses	72.9%	65.9%

Income from operations	27.1%	34.1%
Other income and (expense):
Interest income	0.1%	0.0%
Interest expense	(2.9%)	(3.9%)

Income before income taxes	24.3%	30.2%
Provision for income taxes	9.5%	11.7%

Net income	14.8%	18.5%

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

Three Months Ended March 31, 2009 Compared To Three Months Ended March 31, 2008
Revenues
     Total revenues were $68.2 million for the three months ended March 31, 2009, an increase of $4.1 million or 6.4% compared to total revenues of $64.1 million for the three months ended March 31, 2008.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $51.3 million for the three months ended March 31, 2009, a decrease of $1.3 million or 2.5% compared to income recognized on finance receivables, net of $52.6 million for the three months ended March 31, 2008. The majority of the decrease was due to an increase in our finance receivables amortization rate, including the allowance charge, to 42.9% for the three months ended March 31, 2009, compared to 33.7% for the three months ended March 31, 2008. This was offset by an increase in our cash collections on our owned defaulted consumer receivables to $89.9 million for the three months ended March 31, 2009 compared to $79.4 million for the three months March 31, 2008. During the three months ended March 31, 2009, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $960.9 million at a cost of $52.4 million. During the three months ended March 31, 2008, we acquired defaulted consumer receivable portfolios with an aggregate face value of $1.46 billion at a cost of $95.4 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price, we intend to target a similar internal rate of return in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under SOP 03-3, which requires that a valuation allowance be recorded for significant decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended March 31, 2009, we recorded net allowance charges of $6,220,000. For the three months ended March 31, 2008, we recorded net allowance charges of $2,785,000. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables would include: overall market pricing for pools of consumer receivables (which is driven by both supply and demand), new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff. Due to the extraordinary deterioration of the U.S. economy beginning in the fourth quarter of 2008, our collection efforts have become more challenging, which has exacerbated the typical effects of these external and internal factors. These combined factors have contributed to the $3,435,000 increase in valuation allowances for the three months ended March 31, 2009 as compared to the prior year period.
Commissions
     Commissions were $16.9 million for the three months ended March 31, 2009, an increase of $5.4 million or 47.0% compared to commissions of $11.5 million for the three months ended March 31, 2008. Commissions grew as a result of the acquisitions of MuniServices, LLC (“MuniServices”) on July 1, 2008 and Broussard Partners and Associates, Inc. (“BPA”) on August 1, 2008, as well as increases in revenue generated by our IGS fee-for-service business and RDS government processing and collection business, partially offset by a decrease in our Anchor contingent fee business, which ceased operations in the second quarter of 2008, as compared to the prior year period.

Operating Expenses
     Total operating expenses were $49.7 million for the three months ended March 31, 2009, an increase of $7.5 million or 17.8% compared to total operating expenses of $42.2 million for the three months ended March 31, 2008. Total operating expenses, including compensation and employee services expenses, were 46.5% of cash receipts for the three months ended March 31, 2009 compared to 46.5% for the same period in 2008.
Compensation and Employee Services
     Compensation and employee services expenses were $26.7 million for the three months ended March 31, 2009, an increase of $5.6 million or 26.5% compared to compensation and employee services expenses of $21.1 million for the three months ended March 31, 2008. This increase is mainly due to the acquisition of MuniSerivces as well as an overall increase in our owned portfolio collection staff as well. In addition, in conjunction with the renewal of their employment agreements, our Named Executive Officers and other senior executives were awarded nonvested shares which vested on January 1, 2009. As a result of the vesting of these shares, we recorded stock-based compensation expense in connection with these shares, in the amount of approximately $1.4 million during the first quarter of 2009. Compensation and employee services expenses increased as total employees grew 18.2% to 2,065 as of March 31, 2009 from 1,747 as of March 31, 2008. Compensation and employee services expenses as a percentage of cash receipts increased to 25.0% for the three months ended March 31, 2009 from 23.2% of cash receipts for the same period in 2008.
Legal and Agency Fees and Costs
     Legal and agency fees and costs expenses were $12.1 million for the three months ended March 31, 2009, a decrease of $0.2 million or 1.6% compared to outside legal and other fees and services expenses of $12.3 million for the three months ended March 31, 2008. Of the $0.2 million decrease, $0.9 million was attributable to a decrease in legal fees and costs incurred resulting from accounts referred to both our in house attorneys and outside independent contingent fee attorneys. This was offset by an increase of $0.7 million in agency fees mainly incurred by our IGS subsidiary. Total outside legal expenses paid to independent contingent fee attorneys for the three months ended March 31, 2009 were 37.6% of legal cash collections generated by independent contingent fee attorneys compared to 36.6% for the three months ended March 31, 2008. Outside legal fees and costs paid to independent contingent fee attorneys decreased from $8.0 million for the three months ended March 31, 2008 to $6.7 million, a decrease of $1.3 million or 16.3%, for the three months ended March 31, 2009. Additionally, as disclosed previously, we also effectuate legal collections using our own in house attorneys. Total legal expenses incurred by our in house attorneys for the three months ended March 31, 2009 were 26.7% of legal cash collections generated by our in house attorneys compared to 27.6% for the three months ended March 31, 2008. Legal fees and costs incurred by our in house attorneys increased from $0.5 million for the three months ended March 31, 2008 to $0.9 million, an increase of $0.4 million or 80.0%, for the three months ended March 31, 2009.
Outside Fees and Services
     Outside fees and services expenses were $2.1 million for the three months ended March 31, 2009, a decrease of $0.2 million or 8.7% compared to outside legal and other fees and services expenses of $2.3 million for the three months ended March 31, 2008. Of the $0.2 million decrease, $47,000 was attributable to a decrease in corporate legal and accounting fees and $314,000 was attributable to a decrease in credit bureau fees. This was offset by an increase of $156,000 in other outside fees and services.
Communications
     Communications expenses were $3.5 million for the three months ended March 31, 2009, an increase of $0.6 million or 20.7% compared to communications expenses of $2.9 million for the three months ended March 31, 2008. The increase was partially due to a growth in mailings due to an increase in special letter campaigns. The remaining increase was attributable to higher telephone expenses driven by a greater number of defaulted consumer receivables to work, as well as a significant expansion of our automated dialer seats and related calls that are generated by the dialer.

Rent and Occupancy
     Rent and occupancy expenses were $1,082,000 for the three months ended March 31, 2009, an increase of $244,000 or 29.1% compared to rent and occupancy expenses of $838,000 for the three months ended March 31, 2008. The increase was primarily due to the acquisition of MuniServices, as well as increased utility charges.
Other Operating Expenses
     Other operating expenses were $2.0 million for the three months ended March 31, 2009, an increase of $0.6 million or 42.9% compared to other operating expenses of $1.4 million for the three months ended March 31, 2008. The increase was due to increases in taxes (non-income), fees and licenses, repairs and maintenance, travel and meals, insurance, dues and subscriptions, and other miscellaneous expenses. This was offset by a decrease in hiring expenses. Taxes (non-income), fees and licenses expenses increased by $72,000, repairs and maintenance expenses increased by $290,000, travel and meals expenses increased by $26,000, insurance expenses increased $82,000, dues and subscriptions expenses increased by $35,000 and other miscellaneous expenses increased by $267,000. Hiring expenses decreased by $139,000.
Depreciation and Amortization
     Depreciation and amortization expenses were $2.3 million for the three months ended March 31, 2009, an increase of $0.8 million or 53.3% compared to depreciation and amortization expenses of $1.5 million for the three months ended March 31, 2008. The increase is mainly due to additional expenses incurred related to the depreciation and amortization of the tangible and intangible assets acquired in the acquisition of MuniServices and the acquisition of the assets of Broussard Partners and Associates, Inc. (“BPA”).
Interest Income
     Interest income was $3,000 for the three months ended March 31, 2009, a decrease of $27,000 compared to interest income of $30,000 for the three months ended March 31, 2008. This decrease is the result of lower average invested cash and cash equivalents balances during the three months ended March 31, 2009 compared to the same period in 2008.
Interest Expense
     Interest expense was $2.0 million for the three months ended March 31, 2009, a decrease of $0.5 million compared to interest expense of $2.5 million for the three months ended March 31, 2008. The decrease was mainly due to a decrease in our weighted average interest rate which decreased to 2.78% for the three months ended March 31, 2009 as compared to 5.23% for the three months ended March 31, 2008 partially offset by an increase in our average borrowings for the three months ended March 31, 2009 compared to the same period in 2008.
Provision for Income Taxes
     Income tax expense was $6.4 million for the three months ended March 31, 2009, a decrease of $1.1 million or 14.7% compared to income tax expense of $7.5 million for the three months ended March 31, 2008. The decrease is mainly due to a decrease of 14.9% in income before taxes for the three months ended March 31, 2009 when compared to the same period in 2008. The effective tax rate for the three months ended March 31, 2009 was 39.0% compared to 38.8% for the same period in 2008.

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
     The purchase price multiples for 2005 through 2008 described in the table below are lower than historical multiples in previous years. This trend is primarily, but not entirely related to pricing competition. When competition increases, and or supply decreases so that pricing becomes negatively impacted on a relative basis (total lifetime collections in relation to purchase price), internal rates of return (“IRRs”) tend to trend lower. This was the situation during 2005-2007 and is the primary contributor to the phenomenon of decreased purchase price multiples for that period.
     Additionally however, the way we initially book newly acquired pools of accounts and how we forecast future estimated collections for any given portfolio of accounts has evolved over the years due to a number of factors including the current economic situation. Since our revenue recognition under SOP 03-3 is driven by both the ultimate magnitude of estimated lifetime collections, as well as the timing of those collections, we have progressed towards booking new portfolio purchases using a higher confidence level for both collection amount and pace. Subsequent to the initial booking, as we gain collection experience and comfort with a pool of accounts, we continuously update estimated remaining collections (“ERC”) as time goes on. Since our inception, these processes have tended to cause the ratio of collections to purchase price multiple for any given year of buying to gradually increase over time. As a result, our estimate of lifetime collections to purchase price has shown relatively steady increases as pools have aged. Thus, all factors being equal in terms of pricing, one would naturally tend to see a higher collection to purchase price ratio from a pool of accounts that were six years from purchase than say a pool that was just two years from purchase.
     To the extent that lower purchase price multiples are the ultimate result of more competitive pricing and lower IRRs, this will generally lead to higher amortization rates (payments applied to principal as a percentage of cash collections), lower operating margins and ultimately lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to expand. It is important to consider, however, that to the extent we can improve our collection operations by extracting additional cash from a discreet quantity and quality of accounts, and/or by extracting cash at a lower cost structure, we can put upward pressure on the collection to purchase price ratio and also on our operating margins. During 2008 and continuing through the first quarter of 2009, we made significant enhancements in our analytical abilities, management personnel and automated dialing capabilities, all with the intent to collect more cash at lower cost.
Entire Portfolio ($ in thousands)

			Percentage of	Unamortized	Percentage of Reserve	Actual Cash
		Life to Date	Reserve	Purchase Price	Allowance to Unamortized	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Allowance to	Balance at	Purchase Price and	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	Allowance (2)	Purchase Price (3)	March 31, 2009 (4)	Reserve Allowance (5)	Sales	Collections (6)	Collections (7)	Purchase Price (8)
1996	$3,080	$0	0%	$0	0%	$9,924	$19	$9,943	323%
1997	$7,685	$0	0%	$0	0%	$24,762	$115	$24,877	324%
1998	$11,089	$0	0%	$0	0%	$35,915	$239	$36,154	326%
1999	$18,898	$0	0%	$0	0%	$65,075	$657	$65,732	348%
2000	$25,020	$0	0%	$0	0%	$105,747	$2,011	$107,758	431%
2001	$33,481	$0	0%	$133	0%	$158,596	$3,861	$162,457	485%
2002	$42,325	$0	0%	$0	0%	$172,778	$4,825	$177,603	420%
2003	$61,448	$375	1%	$1,172	24%	$223,794	$11,749	$235,543	383%
2004	$59,178	$1,795	3%	$3,626	33%	$159,228	$21,400	$180,628	305%
2005	$143,211	$6,900	5%	$45,938	13%	$223,382	$95,911	$319,293	223%
2006	$107,799	$8,420	8%	$51,249	14%	$125,428	$97,693	$223,121	207%
2007	$258,516	$9,680	4%	$179,353	5%	$183,861	$324,464	$508,325	197%
2008	$277,631	$2,670	1%	$243,072	1%	$90,677	$453,332	$544,009	196%
YTD 2009	$52,506	$0	0%	$52,057	0%	$1,967	$110,150	$112,117	214%

Purchased Bankruptcy Portfolio ($ in thousands)

			Percentage of	Unamortized	Percentage of Reserve	Actual Cash
		Life to Date	Reserve	Purchase Price	Allowance to Unamortized	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Allowance to	Balance at	Purchase Price and	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	Allowance (2)	Purchase Price (3)	March 31, 2009 (4)	Reserve Allowance (5)	Sales	Collections (6)	Collections (7)	Purchase Price (8)
1996	$0	$0	0%	$0	0%	$0	$0	$0	0%
1997	$0	$0	0%	$0	0%	$0	$0	$0	0%
1998	$0	$0	0%	$0	0%	$0	$0	$0	0%
1999	$0	$0	0%	$0	0%	$0	$0	$0	0%
2000	$0	$0	0%	$0	0%	$0	$0	$0	0%
2001	$0	$0	0%	$0	0%	$0	$0	$0	0%
2002	$0	$0	0%	$0	0%	$0	$0	$0	0%
2003	$0	$0	0%	$0	0%	$0	$0	$0	0%
2004	$7,469	$1,250	17%	$216	85%	$13,686	$448	$14,134	189%
2005	$29,302	$635	2%	$2,865	18%	$39,123	$4,257	$43,380	148%
2006	$17,643	$1,410	8%	$2,333	38%	$22,834	$5,080	$27,914	158%
2007	$78,933	$0	0%	$57,878	0%	$37,411	$80,239	$117,650	149%
2008	$110,418	$0	0%	$100,491	0%	$22,331	$157,812	$180,143	163%
YTD 2009	$22,273	$0	0%	$22,231	0%	$215	$43,443	$43,658	196%
Entire Portfolio Less Purchased Bankruptcy Portfolio ($ in thousands)

			Percentage of	Unamortized	Percentage of Reserve	Actual Cash
		Life to Date	Reserve	Purchase Price	Allowance to Unamortized	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Allowance to	Balance at	Purchase Price and	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	Allowance (2)	Purchase Price (3)	March 31, 2009 (4)	Reserve Allowance (5)	Sales	Collections (6)	Collections (7)	Purchase Price (8)
1996	$3,080	$0	0%	$0	0%	$9,924	$19	$9,943	323%
1997	$7,685	$0	0%	$0	0%	$24,762	$115	$24,877	324%
1998	$11,089	$0	0%	$0	0%	$35,915	$239	$36,154	326%
1999	$18,898	$0	0%	$0	0%	$65,075	$657	$65,732	348%
2000	$25,020	$0	0%	$0	0%	$105,747	$2,011	$107,758	431%
2001	$33,481	$0	0%	$133	0%	$158,596	$3,861	$162,457	485%
2002	$42,325	$0	0%	$0	0%	$172,778	$4,825	$177,603	420%
2003	$61,448	$375	1%	$1,172	24%	$223,794	$11,749	$235,543	383%
2004	$51,709	$545	1%	$3,410	14%	$145,542	$20,952	$166,494	322%
2005	$113,909	$6,265	6%	$43,073	13%	$184,259	$91,654	$275,913	242%
2006	$90,156	$7,010	8%	$48,916	13%	$102,594	$92,613	$195,207	217%
2007	$179,583	$9,680	5%	$121,475	7%	$146,450	$244,225	$390,675	218%
2008	$167,213	$2,670	2%	$142,581	2%	$68,346	$295,520	$363,866	218%
YTD 2009	$30,233	$0	0%	$29,826	0%	$1,752	$66,707	$68,459	226%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Life to date reserve allowance refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals.

(3)	Percentage of reserve allowance to purchase price refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals, divided by the purchase price.

(4)	Unamortized purchase price balance refers to the purchase price less finance receivable amortization over the life of the portfolio.

(5)	Percentage of reserve allowance to unamortized purchase price and reserve allowance refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals, divided by the sum of the unamortized purchase price and the life to date reserve allowance.

(6)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(7)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(8)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

     The following table shows our net valuation allowances booked since we began accounting for our investment in finance receivables under the guidance of SOP 03-3.

($ in thousands)

Allowance	Purchase Period
Period(1)	1996–2000	2001	2002	2003	2004	2005	2006	2007	2008	YTD 2009	Total

Q1 05	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Q2 05	—	—	—	—	—	—	—	—	—	—	$—
Q3 05	—	—	—	—	—	—	—	—	—	—	$—
Q4 05	—	200	—	—	—	—	—	—	—	—	$200
Q1 06	—	—	—	—	—	175	—	—	—	—	$175
Q2 06	—	75	—	—	—	125	—	—	—	—	$200
Q3 06	—	200	—	—	—	75	—	—	—	—	$275
Q4 06	—	—	—	—	—	450	—	—	—	—	$450
Q1 07	—	(245)	—	—	—	610	—	—	—	—	$365
Q2 07	—	70	—	20	—	—	—	—	—	—	$90
Q3 07	—	50	—	150	320	660	—	—	—	—	$1,180
Q4 07	—	—	—	190	150	615	340	—	—	—	$1,295
Q1 08	—	—	—	120	650	910	1,105	—	—	—	$2,785
Q2 08	—	(140)	—	400	720	—	2,330	650	—	—	$3,960
Q3 08	—	(30)	—	(60)	60	325	1,135	2,350	—	—	$3,780
Q4 08	—	(75)	—	(325)	(140)	1,805	2,600	4,380	620	—	$8,865
Q1 09	—	(105)	—	(120)	35	1,150	910	2,300	2,050	—	$6,220

Total	$—	$—	$—	$375	$1,795	$6,900	$8,420	$9,680	$2,670	$—	$29,840

(1)	Allowance period represents the quarter in which we recorded valuation allowances, net of any (reversals).
     The following graph shows the purchase price of our owned portfolios by year beginning in 1996 and includes the year to date acquisition amount for the three months ended March 31, 2009 and 2008. The purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts.

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
     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates our ability to realize significant multi-year cash collection streams on our owned pools:
Cash Collections By Year, By Year of Purchase — Entire Portfolio

($ in thousands)

Purchase	Purchase	Cash Collection Period													YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$102	$83	$26	$9,862
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	437	346	73	$24,256
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	882	616	84	$35,886
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	376	$64,382
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	891	$105,284
2001	33,481	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	1,643	$153,104
2002	42,325	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	2,168	$172,766
2003	61,448	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	3,899	$223,794
2004	59,178	—	—	—	—	—	—	—	—	18,019	46,475	40,424	30,750	19,339	4,221	$159,228
2005	143,211	—	—	—	—	—	—	—	—	—	18,968	75,145	69,862	49,576	9,831	$223,382
2006	107,799	—	—	—	—	—	—	—	—	—	—	22,971	53,192	40,560	8,705	$125,428
2007	258,516	—	—	—	—	—	—	—	—	—	—	—	42,263	115,011	26,587	$183,861
2008	277,631	—	—	—	—	—	—	—	—	—	—	—	—	61,277	29,400	$90,677
YTD 2009	52,506	—	—	—	—	—	—	—	—	—	—	—	—	—	1,967	$1,967

Total	$1,101,867	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$262,166	$326,699	$89,871	$1,573,877

Cash Collections By Year, By Year of Purchase — Purchased Bankruptcy only Portfolio

($ in thousands)

Purchase	Purchase	Cash Collection Period													YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	Total

1996	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1997	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1998	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1999	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2000	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2001	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2002	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2003	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2004	7,469	—	—	—	—	—	—	—	—	743	4,554	3,956	2,777	1,455	201	$13,686
2005	29,302	—	—	—	—	—	—	—	—	—	3,777	15,500	11,934	6,845	1,067	$39,123
2006	17,643	—	—	—	—	—	—	—	—	—	—	5,608	9,455	6,522	1,249	$22,834
2007	78,933	—	—	—	—	—	—	—	—	—	—	—	2,850	27,972	6,589	$37,411
2008	110,418	—	—	—	—	—	—	—	—	—	—	—	—	14,024	8,307	$22,331
YTD 2009	22,273	—	—	—	—	—	—	—	—	—	—	—	—	—	215	$215

Total	$266,038	$—	$—	$—	$—	$—	$—	$—	$—	$743	$8,331	$25,064	$27,016	$56,818	$17,628	$135,600

Cash Collections By Year, By Year of Purchase — Entire Portfolio less Purchased Bankruptcy Portfolio

($ in thousands)

Purchase	Purchase	Cash Collection Period													YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$102	$83	$26	$9,862
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	437	346	73	$24,256
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	882	616	84	$35,886
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	376	$64,382
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	891	$105,284
2001	33,481	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	1,643	$153,104
2002	42,325	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	2,168	$172,766
2003	61,448	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	3,899	$223,794
2004	51,709	—	—	—	—	—	—	—	—	17,276	41,921	36,468	27,973	17,884	4,020	$145,542
2005	113,909	—	—	—	—	—	—	—	—	—	15,191	59,645	57,928	42,731	8,764	$184,259
2006	90,156	—	—	—	—	—	—	—	—	—	—	17,363	43,737	34,038	7,456	$102,594
2007	179,583	—	—	—	—	—	—	—	—	—	—	—	39,413	87,039	19,998	$146,450
2008	167,213	—	—	—	—	—	—	—	—	—	—	—	—	47,253	21,093	$68,346
YTD 2009	30,233	—	—	—	—	—	—	—	—	—	—	—	—	—	1,752	$1,752

Total	$835,829	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$152,661	$183,045	$211,329	$235,150	$269,881	$72,243	$1,438,277

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
Collector by Tenure

Collector FTE at:	12/31/05	12/31/06	12/31/07	12/31/08	03/31/08	03/31/09
One year + [1]	327	340	327	452	314	488
Less than one year [2]	364	375	553	739	688	621
Total [2]	691	715	880	1,191	1,002	1,109

[1]	Calculated based on actual employees (collectors) with one year of service or more.

[2]	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.
YTD Cash Collections per Hour Paid 1

Average performance YTD	12/31/05	12/31/06	12/31/07	12/31/08	03/31/08	03/31/09
Total cash collections	$133.39	$146.03	$135.77	$131.29	$133.31	$147.45
Non-legal cash collections [2]	$89.25	$99.06	$91.93	$96.95	$96.02	$117.57
Non-bk cash collections [3]	$128.02	$132.15	$123.10	$109.82	$116.35	$120.18

[1]	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

[2]	Represents total cash collections less legal cash collections.

[3]	Represents total cash collections less bankruptcy cash collections. 2008 statistics are slightly different than those reported previously as a result of a change in the computation methodology.

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

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q12009	Q42008	Q32008	Q22008	Q12008	Q42007	Q32007	Q22007	Q12007
Call Center & Other Collections	$50,914	$41,268	$43,949	$46,892	$44,883	$35,551	$36,001	$36,107	$37,841
External Legal Collections	17,790	18,424	21,590	22,471	21,880	20,861	21,384	20,911	20,844
Internal Legal Collections	3,539	2,652	2,106	1,947	1,819	1,443	1,449	1,357	1,400
Purchased Bankruptcy Collections	17,628	16,904	15,362	13,732	10,820	7,245	6,317	6,231	7,223

     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios (amounts in thousands).

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Batlance at beginning of period	$563,830	$410,297
Acquisitions of finance receivables, net of buybacks (1)	51,365	94,231
Cash collections applied to principal on finance receivables (2)	(38,595)	(26,774)

Balance at end of period	$576,600	$477,754

Estimated Remaining Collections (“ERC”)(3)	$1,126,426	$1,013,313

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as finance receivable amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item; however, it is provided here for informational purposes.
     The following table categorizes our life to date owned portfolios at March 31, 2009 into the major asset types represented (amounts in thousands):

			Life to Date Purchased Face
			Value of Defaulted
Asset Type	No. of Accounts	%	Consumer Receivables[1]	%

Visa/MasterCard/Discover	11,297	57.9%	$29,908,868	73.1%
Consumer Finance	4,992	25.6%	4,450,365	10.9%
Private Label Credit Cards	2,724	14.0%	3,433,775	8.4%
Auto Deficiency	487	2.5%	3,088,991	7.6%

Total:	19,500	100.0%	$40,881,999	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

The following chart shows details of our life to date buying activity as of March 31, 2009 (amounts in thousands).  We actively seek to purchase both bankrupt and non-bankrupt accounts at any point in the delinquency cycle.

			Life to Date Purchased Face
			Value of Defaulted
Account Type	No. of Accounts	%	Consumer Receivables[1]	%

Fresh	865	4.4%	$3,109,130	7.6%
Primary	2,607	13.4%	4,347,917	10.6%
Secondary	3,302	16.9%	5,090,860	12.5%
Tertiary	3,692	18.9%	4,663,143	11.4%
BK Trustees	2,136	11.0%	9,038,233	22.1%
Other	6,898	35.4%	14,632,716	35.8%

Total:	19,500	100.0%	$40,881,999	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.
     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically at March 31, 2009 (amounts in thousands):

			Life to Date Purchased
			Face Value of		Original Purchase Price of
	No. of		Defaulted Consumer		Defaulted Consumer
Geographic Distribution	Accounts	%	Receivables(1)%		Receivables(2)%

Texas	3,351	17%	$5,108,364	13%	$116,915	10%
California	1,893	10%	4,902,465	12%	118,427	11%
Florida	1,487	8%	3,930,715	10%	95,419	8%
New York	1,181	6%	2,743,019	7%	71,801	6%
Pennsylvania	672	3%	1,618,975	4%	47,787	4%
North Carolina	674	3%	1,425,447	3%	39,390	4%
Illinois	782	4%	1,400,145	3%	43,626	4%
Ohio	661	3%	1,373,126	3%	46,782	4%
Georgia	592	3%	1,288,110	3%	43,806	4%
New Jersey	456	2%	1,239,853	3%	33,430	3%
Michigan	500	3%	1,038,781	3%	34,812	3%
Virginia	503	3%	853,205	2%	26,190	2%
Tennessee	396	2%	840,976	2%	28,856	3%
Massachusetts	359	2%	840,002	2%	22,442	2%
South Carolina	343	2%	764,342	2%	20,797	2%
Arizona	299	2%	758,987	2%	18,434	2%
Other (3)	5,351	27%	10,755,487	26%	315,438	28%

Total:	19,500	100%	$40,881,999	100%	$1,124,352	100%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

(2)	The “Original Purchase Price of Defaulted Consumer Receivables” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

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
     As of March 31, 2009, total debt outstanding on our $365 million line of credit stood at $266.3 million which represents gross availability of $98.7 million. Our credit facility, however, computes total availability based on 30% of our ERC at any given point of time. Based on the amount of ERC we currently report in our Supplemental Data section, and applying the 30% factor, we have $71.6 million available on our line of credit. As we purchase new portfolios, however, we add to the ERC and free up additional credit line availability, and likewise as we collect cash and reduce ERC, the opposite is also true. We believe that funds generated from operations, together with existing cash and available borrowings under our credit agreement will be sufficient to finance our current operations, planned capital expenditure requirements and internal growth at least through the next twelve months. However, we could require additional debt or equity financing if we were to make any other unplanned significant acquisitions requiring cash during that period. In addition, we file taxes using the cost recovery method for income recognition. We were notified on June 21, 2007 that we were being examined by the Internal Revenue Service for the 2005 calendar year. The IRS has concluded its audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes for tax years ending December 31, 2007, 2006 and 2005. The IRS has proposed that cost recovery for tax revenue recognition does not clearly reflect income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. We are in the process of appealing the IRS’s findings. We believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that these positions will ultimately be sustained. If we are unsuccessful in our appeal, we may be required to pay our deferred taxes and interest in the near-term, possibly requiring additional financing from other sources.
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
     Our operating activities provided cash of $16.3 million and $19.9 million for the three months ended March 31, 2009 and 2008, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received for the period. The decrease was due mostly to changes in deferred taxes and a decrease in net income from $11.9 million for the three months ended March 31, 2008 to $10.1 million for the three months ended March 31, 2009 offset by an increase in the amortization of share-based compensation. The remaining changes were due to net changes in other accounts related to our operating activities.
     Our investing activities used cash of $13.7 million and $69.0 million during the three months ended March 31, 2009 and 2008, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment and company acquisitions. The majority of the decrease was due to acquisitions of finance receivables which decreased from $94.2 million for the three months ended March 31, 2008, to $51.4 million for the three months ended March 31, 2009 offset by an increase in collections applied to principal on finance receivables from $26.8 million for the three months ended March 31, 2008 to $38.6 million for the three months ended March 31, 2009.
     Our financing activities provided cash of $53,000 and $49.2 million during the three months ended March 31, 2009 and 2008, respectively. Cash used in financing activities is primarily driven by payments on our line of credit, principal payments on long-term debt and capital lease obligations. Cash is provided by draws on our line of credit, proceeds from debt financing and stock option exercises. The majority of the change was due to a decrease in the net borrowings on our line of credit.
     Cash paid for interest was $2.1 million and $2.6 million for the three months ended March 31, 2009 and 2008, respectively. Interest was paid on our line of credit, long-term debt and capital lease obligations. The decrease was mainly due to a decrease in our weighted average interest rate which decreased to 2.78% for the three months ended March 31, 2009 as compared to 5.23% for the three months ended March 31, 2008 partially offset by an increase in our average borrowings for the three months ended March 31, 2009 compared to the same period in 2008.

     On November 29, 2005, we entered into a Loan and Security Agreement for a revolving line of credit jointly offered by Bank of America, N. A. and Wachovia Bank, National Association. The agreement was amended on May 9, 2006 to include RBC Centura Bank as an additional lender, again on May 4, 2007 to increase the line of credit to $150,000,000 and incorporate a $50,000,000 non-revolving fixed rate sub-limit, again on October 26, 2007 to increase the line of credit to $270,000,000, again on March 18, 2008 to increase the non-revolving fixed rate sub-limit to $100,000,000, again on May 2, 2008 to include SunTrust Bank as an additional lender and to increase the line of credit to $340,000,000, and again on September 3, 2008 to include J.P. Morgan Chase Bank as an additional lender and to increase the line of credit to $365,000,000. The agreement is a line of credit in an amount equal to the lesser of $365,000,000 or 30% of our ERC of all our eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40%, which was 1.90% at March 31, 2009, and the facility expires on May 2, 2011. We also pay an unused line fee equal to three- tenths of one percent, or 30 basis points, on any unused portion of the line of credit. The loan is collateralized by substantially all our tangible and intangible assets. The agreement provides as follows:
•	monthly borrowings may not exceed 30% of ERC;

•	funded debt to EBITDA (defined as net income, less income or plus loss from discontinued operations and extraordinary items, plus income taxes, plus interest expense, plus depreciation, depletion, amortization (including finance receivable amortization) and other non-cash charges) ratio must be less than 2.0 to 1.0 calculated on a rolling twelve-month average;

•	tangible net worth must be at least 100% of tangible net worth reported at September 30, 2005, plus 25% of cumulative positive net income since the end of such fiscal quarter, plus 100% of the net proceeds from any equity offering without giving effect to reductions in tangible net worth due to repurchases of up to $100,000,000 of our common stock; and

•	restrictions on change of control.
     As of March 31, 2009 and 2008, outstanding borrowings under the facility totaled $266,300,000 and $216,800,000, respectively, of which $50,000,000 was part of the non-revolving fixed rate sub-limit which bears interest at 6.80% and expires on May 4, 2012. As of March 31, 2009, we are in compliance with all of the covenants of the agreement.
Contractual Obligations
     Our contractual obligations at March 31, 2009 are as follows (amounts in thousands):

	Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$20,653	$3,588	$6,482	$5,719	$4,864
Line of Credit (1)	288,851	8,375	230,193	50,283	—
Long-term Debt	2,129	730	1,399	—	—
Purchase Commitments (2)	34,095	33,723	362	10	—
Employment Agreements	10,561	4,282	6,279	—	—

Total	$356,289	$50,698	$244,715	$56,012	$4,864

(1)	To the extent that a balance is outstanding on our lines of credit, the revolving portion would be due in May, 2011 and the non-revolving fixed rate sub-limit portion would be due in May 2012. This amount also includes estimated interest and unused line fees due on the line of credit for both the fixed rate and variable rate components as well as interest due on our interest rate swap. This estimate also assumes that the balance on the line of credit remains constant from the March 31, 2009 balance of $266.3 million and the balance is paid in full at its respective maturity.

(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $28.5 million.

Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions consummated in fiscal years beginning after December 15, 2008. We adopted SFAS 141R on January 1, 2009, which had no material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We adopted SFAS 160 on January 1, 2009, which had no material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”(“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. We adopted this statement effective January 1, 2009 and have added the required narrative and tabular disclosure in Note 5 of our consolidated financial statements. The adoption of SFAS 161 had no material impact on our consolidated financial statements.
     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We adopted FSP 142-3 on January 1, 2009, which had no material impact on our consolidated financial statements.
     In April 2009, the Financial Accounting Standards Board issued as final the following three staff positions related to mark-to-market accounting and accounting for impaired securities:
     FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”), provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.  Additionally, FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 stresses that even though there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used to measure the fair value of the asset or liability, the main objective of fair value accounting measurements remains the same.  As defined by the FSP, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date under current market conditions.  Additionally, FSP No. 157-4 amends FASB Statement No. 157’s required disclosures.  FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, although early adoption is permitted for periods ending after March 15, 2009.  We believe the adoption of FSP No. 157-4 will not have a material impact on our consolidated financial statements.

     FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”), amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods.  The new standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We believe the adoption of FSP No. 107-1 and APB 28-1 will not have a material impact on our consolidated financial statements.
     FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP No. 115-2 and 124-2”), amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in debt and equity securities in the financial statements.  FSP No. 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment.  FSP No. 115-2 and 124-2 requires that unless there is an intent or requirement to sell a debt security, only the amount of the estimated credit loss is recorded through earnings, while the remaining mark-to-market loss is recognized as a component of equity through other comprehensive income.  Additionally, FSP No. 115-2 and 124-2 enhances required disclosures of existing guidelines.  FSP No. 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and will be applied to all existing and new investments in debt securities.  We believe the adoption of FSP No. 115-2 and 124-2 will not have a material impact on our consolidated financial statements.
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
     We establish valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At March 31, 2009, we had a $29,840,000 valuation allowance on our finance receivables. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.
     We implement the accounting for income recognized on finance receivables under SOP 03-3 as follows. We create each accounting pool using our projections of estimated cash flows and expected economic life. We then compute the effective yield that fully amortizes the pool to the end of its expected economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, we balance those results to the data contained in our SOP 03-3 models to ensure accuracy, then review each accounting pool watching for trends, actual performance versus projections and curve shape, sometimes re-forecasting future cash flows utilizing our statistical models. The review process is primarily performed by our finance staff; however, our operational and statistical staffs may also be involved depending upon actual cash flow results achieved. To the extent there is overperformance, we will either increase the yield, if persuasive evidence indicates that the overperformance is considered to be a significant betterment, or, if the overperformance is considered more of an acceleration of cash flows (a timing difference), adjust future cash flows downward which effectively extends the amortization period, or take no action at all if the amortization period is reasonable and falls within the pools’ expected economic life. To the extent there is underperformance, we will book an allowance if the underperformance is significant and will also consider revising future cash flows based on current period information, or take no action if the pool’s amortization period is reasonable and falls within the currently projected economic life.

     We utilize the provisions of Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) to commission revenue from our contingent fee, skip-tracing and government processing and collection subsidiaries. EITF 99-19 requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes an assessment of who retains inventory/credit risk, which controls vendor selection, who establishes pricing and who remains the primary obligor on the transaction. Each of these factors was considered to determine the correct method of recognizing revenue from our subsidiaries.
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
     Our skip tracing subsidiary utilizes gross reporting under EITF 99-19. We generate revenue by working an account and successfully locating a customer for our client. An “investigative fee” is received for these services. In addition, we incur “agent expenses” where we hire a third-party collector to effectuate repossession. In many cases we have an arrangement with our client which allows us to bill the client for these fees. We have determined these fees to be gross revenue based on the criteria in EITF 99-19 and they are recorded as such in the line item “Commissions,” primarily because we are primarily liable to the third party collector. There is a corresponding expense in “Legal and agency fees and costs” for these pass-through items.
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
     We account for gains on cash sales of finance receivables under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Gains on sale of finance receivables, representing the difference between the sales price and the unamortized value of the finance receivables sold, are recognized when finance receivables are sold.
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

     We believe that, at March 31, 2009, there was no impairment of goodwill or other intangible assets. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.
     Our exposure to market risk relates to interest rate risk with our variable rate credit line. The average borrowings on our variable rate credit line were $219.7 million for the three months ended March 31, 2009. Assuming a 200 basis point increase in interest rates, interest expense would have increased by $1.1 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009 and 2008, we had $216.3 million and $166.8 million, respectively, of variable rate debt outstanding on our credit line. We do not have any other variable rate debt outstanding at March 31, 2009. Significant increases in future interest rates on the variable rate credit line could lead to a material decrease in future earnings assuming all other factors remained constant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are from time to time subject to routine legal proceedings, most of which are incidental to the ordinary course of our business.  We initiate lawsuits against consumers and are occasionally countersued by them in such actions.  Also, consumers initiate litigation against us, in which they allege that we have violated a state or federal law in the process of collecting on an account.  From time to time, other types of law suits are brought against us.  However, it is not expected that these or any other legal proceedings or claims in which we are involved will, either individually or in the aggregate, have a material adverse impact on our results of operations, liquidity or our financial condition.
Item 1A. Risk Factors
     An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our Annual Report on Form 10-K filed on February 27, 2009, together with all other information included or incorporated in our reports filed with the SEC. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.

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

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)
Date: May 11, 2009	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 11, 2009	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)