Form 10-K/A
period 2008-12-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2009-07-30
CIK 1185348

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
     Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐.
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
     Documents incorporated by reference: Portions of the Proxy Statement filed in connection with our 2009 Annual Meeting of Stockholders on April 20, 2009 are incorporated by reference into Item 11 of Part III of this Form 10-K.

EXPLANATORY NOTE
     We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to revise the disclosures identified below, which were included in the proxy statement (the “2009 Proxy Statement”) for our Annual Meeting of Shareholders held Tuesday, June 1, 2009, filed with the Securities and Exchange Commission (the “SEC”) on April 20, 2009, and incorporated into Part III, Item 11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Original Annual Report”), filed with the SEC on February 27, 2009. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of the information incorporated into Item 11, as amended.
     It has come to the Company’s attention that the Summary of Severance Terms and Potential Payments that was included in the Compensation Discussion and Analysis section of the 2009 Proxy Statement and incorporated by reference into Item 11 of our Original Annual Report, contained non-material errors in the calculation of potential severance payments to certain of its executives. We are amending and restating Item 11 of our Original Annual Report solely to correct certain potential payments listed in the Summary of Severance Terms and Potential Payments. Included herein, are all relevant sections of the 2009 Proxy Statement, which are incorporated by reference into Item 11.
     Except as described above, we have not modified or updated other disclosures presented in the 2009 Proxy Statement or the Original Annual Report. This Amendment does not amend, update or change the financial statements or any other disclosures in the Original Annual Report and does not reflect events occurring after the filing of the Original Annual Report. This Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report.

Table of Contents

Part III
Item 11. Executive Compensation	4

Part IV
Item 15. Exhibits and Financial Statement Schedules	24

Item 11. Executive Compensation.
     The information required by Item 11 is included below, copied from the relevant sections the Company’s definitive Proxy Statement in connection with the Company’s 2009 Annual Meeting of Stockholders. Each of these sections were previously included in the Company’s definitive Proxy Statement in connection with the Company’s 2009 Annual Meeting of Stockholders. Other than the Summary of Severance Terms and Potential Payments, which has been amended to correct certain non-material errors therein, the information below is identical to that which was contained in the Company’s definitive Proxy Statement.
Compensation Committee Interlocks and Insider Participation. All of the members of the Compensation Committee are non-employee directors, and none are former officers of the Company or any of its subsidiaries. No member of the Compensation Committee has ever been an officer or employee of the Company or any of its subsidiaries and no officer of the Company has ever served on any compensation committee or board of directors of any company with respect to which any Director is an executive officer. None of the Directors has any relationship with the Company which is required to be disclosed under this caption pursuant to the rules of the SEC.
Director Compensation. The Board sets the compensation for non-employee Directors so as to fairly compensate them for the work required of them, based on the Company’s size and scope. The Board also makes annual equity awards to Directors in order to align each Director’s interests with the long-term interests of the Company’s shareholders. The Board revised its compensation structure in March 2009, with an effective date of June 1, 2009. This revision followed a comprehensive Board compensation review by the Compensation Committee’s outside professional compensation consultant, Frederic W. Cook & Co., Inc. (“FW Cook”). The 2009 Board compensation program, as so revised, is described more fully below. Prior to the revision of the Director compensation structure, and during 2008, the non-employee Directors, other than the Lead Director and the Chairman of the Audit Committee, received a quarterly retainer of $7,500. The Lead Director and the Chairman of the Audit Committee received a quarterly retainer of $8,750. Each Director was also reimbursed for travel expenses in connection with attendance at Board meetings. In addition, the Company pays all reasonable expenses for any Director who wishes to attend director continuing education programs, and maintains policies of directors’ and officers’ liability insurance.
Prior to 2004 non-employee Directors received two stock option grants: an initial grant of 5,000 stock options upon their appointment to the Board, and an additional grant of 5,000 stock options, to which they became entitled on the anniversary date of their initial appointment. Directors’ stock options vest and are exercisable in five equal installments on the first five anniversaries of the grant date, and expire seven years after the initial grant date. In accordance with the provisions of the Amended Plan, Directors are no longer being granted stock option awards. Instead, beginning in 2004, newly appointed Directors receive 2,000 nonvested shares of the Company’s stock upon their initial appointment to the Board, and, prior to the adoption of the 2009 Director compensation program, were awarded 1,000 nonvested shares each year thereafter, on the anniversary date of their appointment. Under the 2009 Director compensation program, Directors will be awarded 1,000 shares annually, on the date of the annual meeting of shareholders. Prior to October 2008, all Directors’ nonvested shares vested at the rate of 20% per year for five years. Any Director shares awarded after September 2008 are fully vested one year after the grant date. The shorter vesting schedule, combined with the targeted Director stock ownership policy described below, advances the alignment of Directors’ economic interests with those of shareholders.
Recognizing that each Director should have a substantial personal investment in the Company, the Board has adopted a targeted stock ownership policy which applies to each Director, requiring a personal holding by each Director of a number of shares valued at not less than two times the Director’s annual Board retainer, exclusive of Committee retainers, if any. Directors are expected to acquire and maintain this share ownership threshold within two years after joining the Board. In 2008 the Company offered no compensation to its Directors other than their annual retainers and stock awards. The Company offers no retirement benefits or other perquisites to Directors. The table below summarizes the compensation paid by the Company to non-employee Directors for the year ended December 31, 2008. The Company’s CEO received no additional compensation for his service as a Director and Chairman of the Board of Directors.
2008 DIRECTOR COMPENSATION

	Fees Earned
	or
	Paid in Cash	Stock Awards(1)	Option Awards(2)	Total Compensation
Director	($)	($)	($)	($)
William Brophey	$30,000	$35,248	$2,924	$68,172
Penelope Kyle	$30,000	$39,907	0	$69,907
David Roberts	$35,000	$35,959	$2,615	$73,574
Scott Tabakin	$30,000	$40,853	0	$70,853
James Voss	$35,000	$35,248	$2,924	$73,172

(1)	The amounts reported in the Stock Awards column represent the expense recognized for financial statement reporting purposes in 2008 under FAS 123R for nonvested share awards made to the non-employee directors in 2008 and prior years. The grant date fair value of the 2008 nonvested share awards was $27,470 for Messrs. Brophey and Voss; $30,070 for Ms. Kyle; $33,100 for Mr. Roberts and $40,280 for Mr. Tabakin. The grant date fair value for the nonvested share awards was obtained by multiplying the number of nonvested shares granted by the closing stock price of the Company’s common stock on the grant date. The actual amount of compensation that will be realized by a Director at the time an award vests will depend upon the market price of the Company’s common stock at the vesting date.

(2)	The amounts reported in the Option Awards column represent the expense recognized for financial statement reporting purposes under FAS 123R for stock option awards made to the non-employee directors in prior years. No stock options were granted in 2008.
The aggregate number of outstanding stock options held by each of the Company’s Directors as of December 31, 2008 is provided in the table below:

Directors	Outstanding Options (#)
William Brophey	7,500
Penelope Kyle	0
David Roberts	10,000
Scott Tabakin	0
James Voss	8,000
Directors’ Compensation Program Beginning in June 2009
At the request of the Compensation Committee, its compensation consultant, FW Cook, evaluated the design and competitiveness of the Company’s Director compensation program and made recommendations for the Committee’s consideration. The purpose of the evaluation was to determine whether the Company’s Director compensation program was sufficient to attract qualified candidates to enable the Board to fill Director vacancies, was reasonably competitive when compared to the seventeen companies in the Company’s Compensation Peer Group (defined on page 18 below), and promotes independence and objectivity among Directors. The FW Cook evaluation included a competitive analysis of the Company’s total Director compensation program, when compared with the director compensation programs for the companies in the Company’s Compensation Peer Group. The Company’s annual Director retainers were determined to be at approximately the 25th percentile of the directors in the Compensation Peer Group, and its Audit Committee chair retainer and Lead Director retainer were determined to be below the Compensation Peer Group’s 25th percentile. The equity compensation for the Company’s Directors was determined to be between the 25th percentile and median of the Compensation Peer Group, and its total Director compensation was determined to be below the 25th percentile on both individual and aggregate bases. The Committee determined, based on the FW Cook analysis, that a modification to its compensation program was appropriate, and approved a new Director compensation program, to be effective as of the 2009 Annual Meeting of Shareholders. The new Director compensation program will maintain the annual retainers at their current levels and provide an additional annual retainer for committee service, equal to 50% of the retainer of committee’s chair. The amount of additional retainer given for each committee chair was also increased. These adjustments will increase total non-employee Director compensation by approximately 35% above their current level of compensation. The table below summarizes the new Director compensation structure:
2009 Non-Employee Director Compensation Program

BOARD SERVICE

Annual Retainer (Cash Portion)	$30,000

Annual Retainer (Stock Portion) 1,000 Nonvested Shares(1)	$33,840	(2)

TOTAL (excluding Committee Retainers, and Lead Director Retainer)	$63,840

COMMITTEE AND LEAD DIRECTOR SERVICE

Annual Committee Chair Retainers:

Audit Committee Chair	$25,000

Compensation Committee Chair	$10,000

Nominating and Corporate Governance Committee Chair	$5,000

Annual Committee Retainers:

Audit Committee	$12,500

Compensation Committee	$5,000

Nominating and Corporate Governance Committee	$2,500

Lead Director Retainer	$15,000

(1)	The Company will continue to award newly appointed Directors 2,000 nonvested shares upon their initial appointment to the Board, and 1,000 nonvested shares each year thereafter, on the date of the annual shareholders meeting.

(2)	Based on the NASDAQ’s closing price of the Company’s common stock on December 31, 2008.
The following table details the impact of the compensation structure detailed above on the total compensation for each non-employee Director:
PROJECTED 2009 NON-EMPLOYEE DIRECTOR COMPENSATION

					Nominating
					and corporate
Director and		Stock	Compensation	Audit	Governance		2009 Cash	Total	Total
Committee	Cash Retainer	Awards(1)	Committee	Committee	Committee	Lead	Only	2009	2008
Assignments	($)	($)	($)	($)	($)	Director	($)	($)	($)
William Brophey	$30,000	$33,840	$5,000	$12,500	$5,000	—	$52,500	$86,340	$68,172
Chair: Nom./Corp. Gov. Member: Audit, Compensation
Penelope Kyle	$30,000	$33,840	$5,000	—	$2,500	—	$37,500	$71,340	$69,907
Member: Nom/Corp. Gov. Compensation
David Roberts, Lead Director	$30,000	$33,840	$10,000	—	$2,500	$15,000	$57,500	$91,340	$73,574
Chair: Compensation Member: Nom/Corp. Gov.
Scott Tabakin	$30,000	$33,840	$5,000	$12,500	$2,500	—	$50,000	$83,840	$70,853
Member: Audit Compensation Nom/Corp. Gov.
James Voss	$30,000	$33,840	$5,000	$25,000	$2,500	—	$62,500	$96,340	$73,172
Chair: Audit Member: Nom/Corp. Gov. Compensation

(1)	Based on the NASDAQ’s closing price of the Company’s common stock on December 31, 2008.

Compensation Discussion and Analysis
Overview
The Compensation Committee is responsible for establishing, implementing and monitoring the administration of compensation and benefits programs in accordance with its compensation philosophy. The Committee seeks to establish a total compensation package for the Company’s executives that is fair, reasonable, and competitive. The Company’s compensation package includes base salary, annual cash incentive compensation in the form of bonuses, long-term equity-based incentive compensation, benefits and certain perquisites. The types of compensation and benefits paid to the Company’s executives are the same as those provided to other employees and officers of the Company.
Philosophy
The following philosophy guides the compensation decisions concerning the Company’s senior management team, including its NEO’s.
1.	Executive compensation should be linked, directly and materially, to the Company’s overall performance and each executive’s individual performance, and should reward past performance and motivate future performance.
The Company’s executive compensation package is based on a motivational pay for performance standard, and includes a combination of base pay and incentives that are appropriate in the relevant marketplace, and are risk-based in relation to the individual’s performance and the Company’s performance. Through its practice of granting equity awards, the compensation program also promotes and rewards an executive’s tenure and longevity with the Company, as well as the executive’s role in the Company’s overall financial performance. The Company’s historical philosophy has been to establish a base salary structure that is relatively low, when compared to its peer group, and to provide additional compensation through bonus and equity performance incentives. The Company’s financial performance for the year is the principal consideration regarding the overall funding level of the executive target cash bonus pool. The target bonus pool is determined at the beginning of each year based on budgeted net income; however, the Compensation Committee may adjust all elements of compensation, including the target bonus pool and the individual bonus amounts awarded, based on corporate and individual performance, both financial and non-financial. When corporate performance is strong, the Compensation Committee generally approves higher bonuses and equity compensation than it does when corporate performance is weaker.
2.	Executive Compensation should assist the Company in attracting and retaining high quality talent, and should be reasonable in comparison to like positions in like companies.
The Compensation Committee ensures that the Company’s executive compensation packages include a combination of base pay and incentives that are appropriate in the relevant marketplace. In accordance with its charter, the Compensation Committee retained a consultant in 2008 to assist it in the performance of its duties, including the evaluation of executive compensation levels and programs. The Committee engaged FW Cook to serve in this capacity. FW Cook provided assistance to the Committee with respect to the Company’s executive compensation programs, executive pay levels and other compensation issues. FW Cook’s assessment included the following:

•	A review and analysis of the components of compensation (including a comparison of each element of executive compensation to external market rates), in order to determine the competitiveness of its executive compensation relative to that of its peers (the “Compensation Peer Group”),

•	Recommendations for changes in the Company’s compensation structure, to assist the Company in attracting, motivating and retaining key senior level executives, and

•	Advice concerning the implementation and design of the Company’s Long Term Incentive Program (“LTI Program”).
The seventeen-company peer group selected by FW Cook (“Compensation Peer Group”) consists of business services companies which were selected based on certain metrics, including revenue, net income and market capitalization, which are comparable to those of the Company. The Compensation Committee reviews the compensation data for each position in the Company’s senior management team, including each individual NEO, compared to the compensation of executives in similar positions with similar responsibility levels in the Compensation Peer Group by pay type (including base salary, annual incentive and long-term incentives). The Company uses benchmarks of its executive compensation against the Compensation Peer Group to enhance its ability to remain competitive in attracting and retaining executives. In its review of the 2008 compensation of the NEOs, the Committee primarily reviewed the compensation practices of the following Compensation Peer Group:
Compensation Peer Group*

Advanta Asset Acceptance Capital Corp Asta Funding, Inc Costar Group Dealer Track Holdings Dollar Financial Encore Capital Group, Inc. EPIQ Systems EZCORP	Financial Federal First Marblehead Huron Consulting Group Navigant Consulting Ocwen Financial QC Holdings World Acceptance Corp. Wright Express Corp

*	The Compensation Peer Group differs from the peer group in the stock performance graph which is included in the Company’s 2008 Annual Report, as it includes additional peer companies for salary comparison purposes.
The FW Cook analysis included an indication of the Company’s top eleven executives’ total compensation as compared to the same or similar positions in the market from which the Company would be likely to recruit job candidates. The peer group analysis revealed that in aggregate, the Company’s executives’ base pay was lower than the median of comparable positions in the Compensation Peer Group, and was, on average, 70%-73% of comparable positions in the Compensation Peer Group. The low ranking relative to the peer data is indicative of the Company’s historical practice of paying relatively smaller base salaries and relatively larger cash bonuses. Total cash compensation for the Company’s executives, which includes base salary plus cash bonus, was approximately 15% above that of the Compensation Peer Group, using 2007 compensation data as a comparator. The base pay and total cash compensation of the CEO and General Counsel were found to have the greatest negative disparity, relative to available peer data. In order to attract and maintain the highest level of talent, it was recommended that the Company’s executives’ total cash compensation should be increased, in some cases, to an amount that was closer to the median level of the Compensation Peer Group, and in other cases, the allocation of the salary and bonus components were adjusted.
3.	Executive compensation should be linked to shareholder returns. Equity awards should be based on multi-year performance goals.
In 2008, the Company employed two forms of equity incentives granted under the Amended Plan: performance awards and long term incentive (“LTI”) awards. These equity incentives ensure that the Company’s executives are properly focused on long-term shareholder value. The LTI performance targets are designed to provide executives with the potential to earn additional shares of the Company’s stock and provide them with specific challenging financial goals which are tied to shareholder value. Target grant values were set based on cumulative three year earnings per share (“EPS”) and return on invested capital (“ROIC”)for awards made in 2007 and 2008. As a result of the performance to date under each of the 2007 and 2008 plans, the Company has determined it is likely that the minimum performance levels will not be achieved for either LTI Plan, and as a result no amounts are currently accrued under either Plan. The targets for the 2009 LTI Program are based on EPS, total shareholder return (“TSR”) relative to the Compensation Peer Group data, and ROE. The specific targets are shown on pages 22-23 of this Proxy Statement. In order to further align executives’ interests with those of the Company’s shareholders and assure that management focuses on the appropriate long-term initiatives designed to increase shareholder value, the Compensation Committee has established stock ownership guidelines for its key executives. Ownership by executive officers of equity in the Company serves to align their interests with those of the Company’s shareholders and demonstrates to the investing public and all of the Company’s other employees, senior management’s commitment to the Company. The Company’s targeted executive stockholdings policy establishes for each executive officer, as well as other executives and managers in key leadership roles, individual equity ownership goals which are to be achieved within a specified time frame. Each executive officer’s employment agreement provides that in the event that the targeted equity goals are not achieved within the required time frame, the annual bonus may be paid in nonvested stock, rather than in cash, until such targets are met. The specific share requirements for each executive officer are based on a multiple of annual base pay, and only include shares that are beneficially owned, directly or indirectly, but do not include shares that have been granted but have not yet vested. In order to permit consistent long term planning by an executive, once established, these targets are not reset, except in the event of a significant promotion of an executive.
Each year, prior to the payment of any annual cash bonus, the Company’s CEO is required to provide a report to the Compensation Committee detailing the status of stockholding for each executive officer. This report includes the executive officer’s base compensation, total compensation, anticipated bonus, targeted stockholdings, actual stockholdings, increased or decreased actual stockholdings during the prior year, and the amount of both awarded and vested options and/or nonvested shares. As of March 20, 2009, each of the Company’s NEO’s had exceeded their stock ownership targets.
The matrix below details the equity ownership targets established for the executives listed in the Summary Compensation Table and their actual stockholdings as of March 20, 2009.
Targeted Levels of Executive Stockholdings

Name	Minimum Targeted Stockholdings	Actual Stockholdings
Steve Fredrickson*	115,000	209,964
Kevin Stevenson *	50,000	64,037
Craig Grube *	28,500	43,273
Judith Scott *	10,000	13,911
Michael Petit	12,500	11,641
Kent McCammon	12,500	4,707

*NEO’s
Components of Executive Compensation
The executive compensation program consists of three components: base salary, annual bonus compensation in the form of cash bonuses, and long-term equity-based incentive compensation in the form of nonvested shares and LTI stock awards. The Company pays base salary and annual bonus compensation in cash. Equity-based incentive compensation awards are paid in the form of shares of the Company’s common stock, to align the executive’s interests with those of the shareholders, to increase the executive’s ownership in the Company, and to expedite achievement of the Company’s executive stock ownership targets. Except for base pay, executive compensation is “at risk” and varies based on the performance of the Company and on individual, departmental and Company performance. Company performance is evaluated from a variety of perspectives, including absolute performance, performance relative to the Company’s peers; return measures including total shareholder return relative to its peers and return on equity, and earnings per share.
1.	Base Pay. The objectives of base pay are to provide salaries at levels that allow the Company to attract and retain highly qualified executives, and to recognize and reward their individual performance and experience. Historically, base pay has been comparatively low, and has been augmented through bonus and equity performance incentives. When determining base salaries the Company considers, among other factors, market data provided by an external compensation consultant, as well as the interest of the Company in retaining the executive, the executive’s previous experience, scope of responsibility and future potential. Base pay is set at approximately the 25th percentile of base salaries of like positions of companies in the Company’s Compensation Peer Group. Pursuant to the executive employment agreements, executives who continue employment with the Company receive a minimum annual increase of 4% over their previous years’ base pay. Any additional increase in an executive’s base pay is based on a change in an executive’s responsibilities or an adjustment based on competitive market data.
2.	Bonus. Each year, a cash target bonus pool is established for each business unit. The amount of the overall target bonus pool and the target bonus for each executive included in the bonus pool are communicated to the executives responsible for each business unit, along with the performance goals for the executive and the business unit. From this bonus pool the Company pays annual cash bonuses to the Company’s executive officers upon the direction of the Compensation Committee. Bonus amounts are based on an evaluation of each executive’s prior year performance, an assessment of the executive’s individual performance compared to the operational and strategic goals and objectives established for the executive at the beginning of the year, the Compensation Committee’s assessment of the overall performance of the Company and the executive’s business unit’s performance in achieving the financial and other performance goals established for the Company and the executive’s business unit. If the results of operations meet or exceed net profitability goals, the amount of an executive’s bonus may be increased at the discretion of the Compensation Committee, and if the results of operations for the year are not positive, or do not achieve net profitability goals, the Compensation Committee may determine whether or not a bonus will be awarded at all. The actual percentage of the target bonus awarded to an executive who manages a specific business unit of the Company depends principally on that business unit’s contributions toward the achievement of the Company’s financial targets. Because the CEO has a broad role with final accountability for the Company’s overall financial results, the Compensation Committee, acting in executive session, generally sets his individual target bonus higher than that of the other officers of the Company.
3.	Equity Incentives. The Company utilizes long-term equity incentive awards based on individual performance and challenging multi-year cumulative corporate performance goals to motivate outstanding performance, provide executives with the potential to earn additional shares of the Company’s stock, provide them with specific financial goals that are tied to shareholder value and encourage and reward employment tenure. The Company’s current equity compensation programs consist of the award of nonvested shares of the Company’s common stock to key employees pursuant to the Amended Plan and performance-based long term equity incentive programs (“LTI Programs”), adopted pursuant to the Amended Plan, in 2007, 2008 and 2009. Participation in the LTI Programs is limited to executives who are in a position to have a significant impact on the achievement of the Company’s financial goals and who provide the long-term strategic leadership necessary to accomplish financial goals. In order to receive an equity award, the executive must be a full-time employee as of the award date. Any shares so earned (“LTI Shares”) will be awarded in fully paid shares of the Common Stock of the Company. If the goals specified for achievement of the LTI shares are not met or exceeded, the awarded shares do not vest. The goals are designed to encourage the achievement of strong and sustained financial performance.
(a)	2007 and 2008 LTI Programs. In accordance with the 2007 and 2008 LTI Programs, certain executives of the Company were granted performance-based nonvested stock awards (“LTI Shares”). Vesting of the 2007 and 2008 LTI Shares is conditioned upon the Company’s achievement of both a targeted percentage Return on Invested Capital (“Target ROIC”) and EPS target for the three year performance period ending December 31, 2009 and 2010, respectively (“Target EPS”), and any shares earned will be awarded in the first quarter of 2010 and 2011, respectively. EPS is computed after taking into consideration the costs of the LTI Program. The 2007 and 2008 LTI Programs provide that 100% of the LTI Shares will be awarded if the Company achieves both the Target ROIC and Target EPS; however, if the Company’s ROIC is less than 13.5% during the three year performance period (“Target ROIC”), no LTI Shares will vest or be awarded. If the Target ROIC is met, the number of shares awarded could range from 0% to 200% of the targeted LTI Shares, depending on the actual EPS, determined in accordance with the table below.

3 Year Aggregated Diluted EPS ($)		Percentage of LTI Shares to
2007 LTI Program	2008 LTI Program	be Awarded (%)
$10.09 — $10.36	$11.34 — $11.92	Zero
$10.37 — $10.85	$11.93 — $12.52	50
$10.86 — $11.25	$12.53 — $13.05	100
$11.26 — $12.09	$13.06 — $13.60	150
> $12.09	> $13.60	200
Based on the Company’s financial results for 2007 and 2008, the Company has determined that it appears likely that neither the 2007 nor the 2008 LTI Programs will result in an award of LTI Shares. As of December 31, 2008, the Company has reversed all amounts previously accrued for the 2007 and 2008 LTI Plans.
(b)	2009 LTI Program. The 2009 LTI program’s performance criteria (“Performance Criteria”) are (1) the extent to which the Company achieves its EPS, as stated in the Company’s annual reports filed with the SEC, with respect to fiscal year 2009 (the “EPS Performance Period”); (2) the extent to which the Company achieves its target Return on Shareholders’ Equity (“ROE”), over a three year performance period beginning on January 1, 2009 and ending on December 31, 2011 (the “ROE/TSR Performance Period”) and (3) TSR relative to the Compensation Peer Group during the ROE/TSR Performance Period. The extent to which any 2009 LTI Program Shares may be awarded is based upon the extent to which either or all of the Performance Criteria are met. A number of Performance Shares, ranging from zero to 200% of the target shares, will be awarded based upon the extent to which the Company achieves the Performance Criteria. One-third of the shares earned, if any, for the EPS goal during the EPS Performance Period, will be awarded on December 31, 2010, and the remainder, if any, will be awarded on December 31, 2011. All of the ROE and Relative TSR Performance Shares earned, if any, will be awarded on or before March 31, 2012. In every case, the three Performance Criteria are computed after taking into consideration the costs of the LTI Program. The 2009 LTI Program is a self-funding program.
(i) EPS. One third of the LTI Shares will be determined as of December 31, 2009, based upon the Company’s achievement of the following EPS targets over the EPS Performance Period. Any LTI Shares earned will vest over two years, with one third of the shares awarded as of December 31, 2010, and the remainder awarded on December 31, 2011. To the extent EPS falls between any of the threshold amounts indicated in the table below, the number of Performance Shares awarded will be determined by the Compensation Committee based on an interpolation between the EPS ranges.

EPS Value	Target Shares Earned (%)
Less than $3.20	Zero
$3.20	50
$3.35	100
$3.60	150
$3.85	200
(ii) 2009-2011 ROE. One third of the Performance Shares will be determined as of December 31, 2011, based upon the Company’s achievement of a three year annualized ROE goal over the ROE/TSR Performance Period. To the extent that actual ROE falls between any of the threshold amounts indicated in the table below, the number of Performance Shares awarded will be determined by the Compensation Committee based on an interpolation between the ROE ranges in the table below.

Value	Target Shares Earned (%)
Less than 15.0%	Zero
15.0%	50
16.5%	100
19.5%	150
21.0% or more	200
(iii) 2009-2011 Relative TSR. One third of the Performance Shares will be determined as of December 31, 2011 based upon the Company’s achievement of relative shareholder value over the ROE/TSR Performance Period, which will be calculated by comparing one-third of the TSR of companies in the NASDAQ Global Exchange and two thirds of the TSR of the Compensation Peer Group. To the extent that the relative TSR falls between any of the threshold amounts indicated in the table below, the number of Performance Shares awarded will be determined by the Compensation Committee based on an interpolation between the TSR ranges in the table below.

Value	Target Shares Earned (%)
Below 35th percentile	Zero
35th percentile	50
50th percentile	100
90th percentile or more	200
The Company has never back-dated or re-negotiated any equity awards. The Company has no specified policy concerning the timing of equity awards; however, the Company does not grant equity compensation awards in anticipation of the release of material nonpublic information. Similarly, the Company does not time the release of material nonpublic information based on equity award grant dates. The Company did not grant any stock option awards in 2008.
Components of Compensation
Summary

Principal Objectives	Features
Base Pay
•To attract executive talent in the markets in which the Company competes	• Initially established based on employees’ prior experience and anticipated contribution, the scope of their responsibilities and the applicable market compensation paid by other companies for similar positions

•Recognizes and rewards the experience and skills that employees bring to the Company	•Fixed annual cash payments, benchmarked against market data and reviewed annually after employment

•Provides motivation for career development and enhancement.	•Not dependent upon the Company’s achievement of its performance goals

•Ensures that all employees receive a basic level of compensation

Bonus
•Provides pay differentiation based on performance	•Financial and non-financial goals are approved annually by the Board

•Rewards superior performance	•Target bonus amounts are established annually

•Provides incentives to executives to meet or exceed profitability targets	•Minimum target management bonuses for the executive officers range from 50% to 80% of base salary*

•Rewards those most accountable for long-term financial performance	•Bonuses are paid in cash in January for the prior year’s performance

Long-term Equity Incentives

•Attracts and retains talented employees	•Consists of nonvested shares of the Company’s stock, including performance-based shares

•Aligns executives’ interests with those of the Company’s shareholders	•Performance-based shares vest only upon the Company’s achievement of specified three year targets. Nonvested shares generally vest 20% per year over a five year period.

•Promotes long-term accountability	•Award decisions reflect consideration of each executive’s performance and expected contributions to overall financial results

•Motivates outstanding performance

•Rewards employment longevity

•Provides significant equity to those most accountable for long-term financial performance

     *A minimum target management bonus, is set forth in each executive’s employment agreement. The target bonus is paid if the results of operations for the year achieve the net profitability goals and the executive’s performance is determined to have met expectations. If the results of operations for the year exceed net profitability goals and the executive’s performance is determined to have exceeded expectations, the amount of the management bonus may be increased in recognition of the degree to which results exceeded such goals, and the degree to which the executive contributed to the Company’s superior performance. If the results of operations fail to achieve net profitability goals or the executive’s performance is determined not to have met expectations, then the amount, if any of the management bonus will be within the discretion of the Compensation Committee, giving reasonable consideration to any intervening or extraordinary events or circumstances that might have given rise to such shortfall. The executive bonus structure was modified in the 2009-2011 executive employment agreements which were entered into in November 2008, as described below.
2009-2011 Executive Employment Agreements. The Company entered into new three-year employment agreements with its key executives in November 2008, which became effective as of January 1, 2009 and terminate on December 31, 2011, unless sooner terminated pursuant to their terms (the “New Agreements”). The New Agreements supersede the prior executive employment agreements which expired on December 31, 2008. The New Agreements provide for payments to the executives during periods of disability and to their beneficiaries in the event of their death, and for severance payments upon the involuntary termination of the employment without Cause (as that term is defined in the Employment Agreements). Receipt of severance payments is conditioned upon the execution of a general release in a form approved by the Company. In the case of a termination for Cause, no severance payments will be made. Each executive agreed, during the term of their employment and for a period of time following their termination, to specified non-compete and non-solicitation provisions. The New Agreements provide for an annual bifurcated cash bonus payout, based on individual and financial performance. The amount of the individual portion of the annual cash bonus will be determined based upon the executive’s performance during the prior operating year, compared to such goals as are set forth in the business plan for that year as approved by the Board (the “Business Plan”). The individual portion of the cash bonus will be paid if the executive’s personal performance is in conformance with Company policy and with the Executive’s past levels of performance, and if Employee has met the performance expectations of the Compensation Committee. The financial achievement bonus will be paid if, and to the extent that the results of operations achieve the net profitability goals for the year specified in the approved Business Plan. If (i) the results of operations for the year exceed the net profitability goals of the approved Business Plan and (ii) the executive’s performance is determined to have exceeded expectations, the amount of the Cash Bonus may be increased in recognition of the degree to which results exceeded such goals, and the degree to which the executive contributed to the Company’s superior performance results as determined in the sole discretion of the Compensation Committee. If (i) the results of operations for the year fail to achieve net profitability goals specified in the approved Business Plan or (ii) the executive’s performance is determined not to have met expectations, then the amount, if any of the Cash Bonus shall be within the absolute discretion of the Committee, provided that the Committee can give reasonable consideration to any intervening or extraordinary events or circumstances that might have given rise to such shortfall. Further, if pursuant to the Company’s senior executive target equity ownership policies, the Employee’s targeted equity ownership levels have not been met, the Cash Bonus may be paid, in whole or in part, in shares of the Company’s common stock.

Perquisites. The Company ensures that its executive officers are paid fairly and that it has a uniform set of benefits and perquisites all of which apply to all employees equally. Accordingly, the Company’s executives are provided no Company paid or reimbursed unique perquisites which are not offered to other employees. It is the philosophy of the Company that each executive, including the Company’s CEO and CFO may determine, within the limits of his or her own compensation, whether or not to personally purchase non-reimbursable luxury travel, private flights, housing, security systems, car service, club memberships, financial planning services, or other such goods and services, including those which are sometimes provided as executive perquisites by other companies, but not offered by the Company. This is consistent with the Company’s general operating principles.
Other than the standard employee benefits, such as health, dental, life, hospitalization, surgical, major medical and disability insurance, participation in its 401(k) plan, paid time off, and other similar Company-wide benefits which may be in effect from time to time for all other employees, the Company does not provide additional perquisites, personal direct or indirect benefits, or use any separate set of standards in determining the benefits for its executives. The Company believes that its base pay and total compensation package are reasonable in the industry, and the Company has demonstrated that it is able to hire and retain talented executives without offering additional perquisites.
Pension Plans, Retirement Benefits and Nonqualified Deferred Compensation. The Company does not offer any pension or retirement plans to any of its Directors or employees, including its executive officers. The Company does not offer its employees a non-qualified defined contribution plan; however, the Company sponsors a 401(k) plan for its employees who are at least twenty-one years of age or over. This plan is a long-term savings vehicle that enables employees to make pre-tax contributions via payroll deductions, and receive tax-deferred earnings on the contributions made. Employees are eligible to make voluntary contributions to the plan of up to 100% of their compensation, subject to Internal Revenue Service limitations, after completing six months of service. Employees who were at least fifty years of age by the end of the fiscal year were also eligible to make 401(k) catch-up contributions up to a maximum of $5,000, and is increased to $5,500 in 2009. The Company makes matching cash contributions of up to 4% to each participating employee’s salary. Employees are able to direct their own investments in the Company’s 401(k) plan. The Company’s NEO’s did not make any withdrawals or receive any distributions from the Company’s 401(k) plan in 2008.
Severance Payments. The Company does not have any plans or programs under which payments to any of the executive officers are triggered by a change of control of the Company. The Summary of Severance Terms and Potential Payments Table that follows this narrative summarizes such payments and benefits. All of the executives named below executed employment agreements with the Company. The terms of each employment agreement began on January 1, 2009, and will end on December 31, 2011. Each employment agreement contains confidentiality, non-solicitation, non-competition and indemnification provisions. Each employment agreement also contains severance provisions. Severance payments are conditioned on the executive’s execution of a full release of all claims against the Company, and are payable in a lump sum after termination of employment. The Severance Agreements provide executives with certain benefits upon their involuntary termination for reasons other than for their wrongful behavior or misconduct. These provisions provide protection to the Company and to the executive related to terminations of employment that could potentially cause harm to the Company and/or the business units managed by the terminated executive. Each employment agreement provides for severance payments under involuntary termination circumstances other than death, disability or “Cause.” No severance payments were made to any NEO of the Company in 2008.

The following table shows the severance payments that would have been made to the executives listed below pursuant to the terms of their employment agreements, under various employment termination scenarios, if such termination had occurred as of December 31, 2008.
SUMMARY OF SEVERANCE TERMS AND POTENTIAL PAYMENTS

				Salary, Bonus and
				and Accrued
	Constructive			Vacation		Options and
	Termination	Termination	Severance	(2)(3)(4)	Benefits	Shares(5)(6)	Total
Name	Provisions	Conditions(1)	Payment	($)	($)	($)	($)
Steve Fredrickson	Yes	Constructive discharge(7), non-renewal of employment agreement or reasons other than Cause,(8)death or disability	Two years' salary, two times target bonus in termination year, accrued vacation and benefits for one year	$1,948,077	$52,081	$375,120	$2,375,278
Kevin Stevenson	Yes	Constructive discharge, non-renewal of employment agreement or reasons other than Cause, death or disability	Two years' salary, two times target bonus in termination year, accrued vacation and benefits for one year	$1,318,846	$42,415	$937,800	$2,299,061
Craig Grube	Yes	Constructive discharge, non-renewal of employment agreement or reasons other than Cause, death or disability	Two years' salary, two times target bonus in termination year, accrued vacation and benefits for one year	$1,345,962	$45,811	$229,240	$1,621,013
Judith Scott	Yes	Constructive discharge, non-renewal of employment agreement or reasons other than Cause, death or disability	One year's salary, one times target bonus in termination year and accrued vacation and benefits for one year	$361,558	$32,778	$31,260	$425,596
Michael Petit (9)	No	Non-renewal of employment agreement or reasons other than Cause, death or disability	One year's salary, one times target bonus in termination year, accrued vacation and benefits for one year	$602,596	$39,044	$109,260	$750,900
Kent McCammon	No	Non-renewal of employment agreement or reasons other than Cause, death or disability	One year's salary, one times target bonus in termination year, accrued vacation and benefits for three months	$429,154	$9,409	$0.00	$438,563

(1)	In the event of their death or disability, executives or their estates will receive their base salary earned through the month of the date of their death or disability, plus a pro-rata portion of their target bonus for that year.

(2)	Based on 2008 compensation.

(3)	Assumes payment of maximum accrued vacation and bonus.

(4)	Bonus calculation is based on the greater of the target bonus in the year of Termination or the actual bonus paid for the year prior.

(5)	Options cease to be exercisable 90 days after the date of termination for reasons other than Cause. No options may be exercised and no non-vested shares may be granted upon termination for Cause.

(6)	Represents total equity compensation that would be realized upon termination, including all vested options and all options and non-vested shares vesting within 60 days of termination, based upon NASDAQ’s closing price of the Company’s common stock on December 31, 2008.

(7)	“Constructive Discharge” is defined as the election of the employee to terminate his or her employment due to the removal of employee from, or a failure of employee to continue in his or her current position, any material diminution in the nature or scope of the authorities, powers, functions, duties or responsibilities attached to such position, the relocation of the Company’s principal executive offices to a location more than 50 miles from Norfolk, Virginia, and Employee does not agree to such changes, or the material breach by the Company of the employee’s employment agreement.

(8)	Cause” is defined as: (A) conviction, or plea of guilty or nolo contendere to, a felony; (B) engaging in willful misconduct that is economically injurious to the Company or its subsidiaries, or the embezzlement of funds or misappropriation of other property of the Company or any subsidiary); (C) material violation of the Company’s written policies and procedures (including gross and continued failure to satisfy written directives or performance material), insubordination; or (D) fraudulent conduct as regards the Company, which results either in personal enrichment to employee or material injury to the Company or its subsidiaries.

(9)	The Company was entitled to extend Mr. Petit’s non-competition/non-solicitation period for an additional year by paying additional severance compensation equal to one year’s salary. In this scenario, Mr. Petit’s total severance payment would have been $940,900.
Other Benefits. The Company’s executive officers are required by policy to submit to regular comprehensive physical examinations at the Company’s expense, at a cost of up to approximately $5,000 each.
The following table identifies the Company’s benefit plans and identifies employees who may be eligible to participate:

Benefit Plan	Executive Officers	All Full Time Employees
401(k) Plan	X	X
Medical/Dental/Vision Plans	X	X
Life and Disability Insurance	X	X
Legal Resources Assistance	X	X
Employee Assistance Plan	X	X
Defined Benefit Pension Plan	Not Offered	Not Offered
Deferred Compensation Plan	Not Offered	Not Offered
The Company has never made a loan to any of its executive officers or Directors.
Setting 2008 Executive Compensation
The Roles of the Compensation Committee and Management. The Compensation Committee administers the compensation program for the Company’s NEO’s and other key executives, applying the principles and philosophy stated above. The Committee is supported by its compensation consultant, the CEO and the Human Resources Department of the Company. The Committee considers executive pay data provided by its compensation consultant (including peer group comparables) and considers the recommendations of the CEO with respect to the compensation of each executive officer other than himself. The CEO’s recommendations to the Compensation Committee detail, with respect to each executive, a proposed total compensation package for the fiscal year, including any recommended adjustments in base salary, annual cash bonus as a percentage of target, and proposed equity awards, if any.
In 2008 the Compensation Committee engaged FW Cook as its compensation consultant, to provide research, assistance, analysis and recommendations pertaining to total executive compensation. In connection with its work for the Committee, FW

Cook attended Committee meetings and related meetings with management. FW Cook compared the Company’s executive compensation to that of the Compensation Peer Group, and to compensation data from industry surveys, and provided a detailed report of its findings to the Compensation Committee. Using the data and analysis presented in the FW Cook report, the Compensation Committee set guidelines for total compensation and the mix of compensation elements for the Company’s executives. Base salaries were targeted at approximately the average of the 25th percentile of like positions in the Company’s Compensation Peer Group, with adjustments made based on factors including the executive’s likely future contributions, market competition, individual productivity and retention goals. The CEO provides input to the Compensation Committee with respect to these factors, along with his views on the responsibilities and relative contribution of each executive, other than himself, their likely future contribution and the extent to which the Company would have to be more or less competitive to retain and motivate the executive. The CEO also provides to the Committee his assessment of each executive’s performance during the prior year, the extent to which individual and departmental goals established for the executive were met, and the CEO’s recommendations with respect to each executive’s proposed total compensation package for the year, including any recommended adjustments in base salary, annual cash bonus as a percentage of target and equity awards, if any. Although the Committee considers the CEO’s recommendations, the Compensation Committee independently evaluates the recommendations and makes all final compensation decisions in executive session, within the parameters of its compensation philosophy.
The Compensation Committee considered the recommendations of FW Cook in the process of allocating the mix of total compensation among each element of compensation, to provide the right balance of short-term and long-term compensation. The compensation of executives who have the greatest ability to influence the Company’s financial performance is predominately performance-based and at risk, which is consistent with the overall compensation philosophy. Base salaries are set at roughly the average salaries of the 25th percentile of the Compensation Peer Group, with the opportunity to earn total cash compensation (base salary, plus cash bonus) at the average of the 50th to 75th percentile of the Compensation Peer Group with the addition of fully earned bonus compensation. However, the total direct executive compensation is targeted to approximately the median of the Compensation Peer Group with the addition of fully earned bonus compensation and performance based equity incentives. In 2008, difficult economic conditions caused the Company to experience a 6% decrease in net income from the prior year. In making its year-end compensation decisions, the Committee noted that while overall, the Company performed comparatively well, considering the state of the economy, and on a relative basis in comparison to the industry as a whole, the Company’s 2008 financial results did not meet its performance targets. Because of the emphasis placed by the Company on the performance-based elements of executive compensation, the Company’s failure to meet its financial targets in 2008 resulted in a 15% reduction in the total 2008 target bonus pool by the Compensation Committee, roughly equivalent to the percentage by which the Company’s performance targets were missed. The NEO’s bonus awards from the total cash bonus pool were in the aggregate 77% of their target bonuses, which constituted an 18% reduction in their aggregate cash bonuses from the prior year. Consequently, in 2008 the Compensation Committee approved compensation for the NEO’s at a level which was, in the aggregate, 6% lower than their total compensation (base salary, cash bonus and equity) for the prior year. Executive equity awards and cash bonuses paid in 2008 were reduced by 76.3% and 17.1% respectively. Within this framework, the terms of new three year executive employment agreements were presented and executed by the NEO’s in November 2008.
Allocation among Elements of Compensation
The Compensation Committee uses its judgment in making compensation decisions, using the framework described above, with the goal of structuring its executive compensation mix to be market competitive for each compensation element, in order to effectively respond to the evolving business environment and to attract, develop and retain exceptional talent. The CEO recommends to the Committee the mix of salary, annual incentive and long-term incentive awards that he believes an NEO should receive as total direct compensation based on job responsibilities and performance and talent assessments, while being informed by available market data. As a result, the weighting of each component can vary each year. Base salary is generally targeted at the 25th percentile of the Compensation Peer Group, and total cash compensation (salary plus bonus) is targeted to the 50th to 75th percentile of the Compensation Peer Group when fully achieved. Total direct compensation (base salary, cash bonus and equity) is targeted to the median of the Compensation Peer Group. The exact percentile may differ by individual, based on performance and other factors. In 2009, total direct compensation levels, base salaries and incentives (both annual and long term incentives) will be generally targeted at the 50th percentile of the Compensation Peer Group. However, the Compensation Committee, primarily on the recommendation of the CEO (for positions other than his), has the discretion to set total compensation above or below the targeted percentile of similar positions in the Compensation Peer Group when the value of the individual’s experience, performance and specific skill set justifies variation. The total compensation paid to the CEO, CFO and the other most highly paid executives of the Company in 2008 is shown in the Summary Compensation Table on page 29.
Total NEO compensation was allocated in 2008 as follows:

CEO Compensation	Compensation of Other Named Executive Officers (Except CEO)

Name	Base Pay (%)	Cash Bonus (%)	Equity Awards (%)(2)	Total at Risk (%)
Steve Fredrickson(1)	45	50	5	55
Kevin Stevenson(1)	42	51	7	58
Craig Grube(1)	43	49	8	57
Judith Scott(1)	51	40	9	49
Michael J. Petit	29	56	15	71
Kent McCammon	35	65	0	65

(1)	NEO’s

(2)	Equity awards are valued based on the expense recognized for financial reporting purposes under FAS 123R. For a discussion of valuation assumptions, see the Company’s 2007 and 2008 Consolidated Financial Statements included in its 2008 Annual Report. The actual amount of compensation that will be realized at the time an award vests will depend upon the market price of the Company’s common stock on the vesting date.
Tax Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), imposes a $1 million limit on the amount that a public company may deduct for compensation paid or accrued with respect to each covered employee (i.e the Company’s CEO and the next three highest paid officers subject to SEC disclosure, other than the CFO), as of the end of the fiscal year. While the Compensation Committee is mindful of the potential impact upon the Company of Section 162(m) of the Code, it reserves the right to extend such compensation arrangements as may from time to time be necessary to retain or attract top-quality management. The Compensation Committee generally structures executive compensation arrangements so as to minimize the impact of the limitations of Section 162(m) of the Code, which includes consideration of the impact of performance-based equity awards to the Company’s Named Executive Officers. In 2008, each of the Company’s covered employees received a base salary of less than $1 million and each covered employee received other compensation that would not be limited by the $1 million threshold imposed by Section 162(m). Therefore, the entire amount of each covered employee’s compensation earned during fiscal year 2008 was deductible.

Accounting for Share-Based Compensation. Financial Accounting Standards Board Statement 123(R), “Share-Based Payments,” revised, (“FAS 123R”) requires companies to expense the fair value of employee stock options and other forms of equity compensation. Since January 1, 2002 the Company has been expensing equity based compensation under FAS 123, “Accounting for Stock-Based Compensation,” and beginning January 1, 2006 under FAS 123R. The Company has not issued stock options to its employees since its adoption of the Amended Plan in 2004. Management and the Board of Directors are united, as a matter of principal, with respect to the corporate policy of never repricing options or resetting performance standards to achieve LTI goals. The Company has never back dated stock options.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the section of this Proxy Statement entitled, “Compensation Discussion and Analysis” with management as required by Item 402(b) of Regulation S-K and, based on such review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement, and incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. This report is provided by the following independent Directors who comprise the committee:

David Roberts, Chairman
Scott Tabakin	Penelope Kyle
James Voss	William Brophey
Compensation Summary. The following table sets forth all compensation awarded to, earned by, or paid to each of the Company’s Named Executive Officers, including its CEO, its CFO and the two other most highly compensated executives for all services rendered to the Company and its subsidiaries years ended December 31, 2008, 2007 and 2006, including equity awards. The Company offers no non-equity incentive plans, defined benefit pension plans or nonqualified deferred compensation plans.
SUMMARY COMPENSATION TABLE

				Stock	Option	All Other
Name and		Base Salary	Bonus(1)	Awards(2)	Awards(3)	Comp(4)	TOTAL
Position	Year	($)	$	($)	($)	($)	($)
Steve	2008	$400,000	$440,000	$47,254	$0	$12,300	$899,554
Fredrickson,	2007	$364,000	$550,000	$284,914	$87,851	$11,600	$1,298,365
CEO	2006	$350,000	$690,000	$32,163	$89,398	$8,800	$1,170,361

Kevin Stevenson,	2008	$270,000	$330,000	$47,254	$0	$9,800	$657,054
CFO	2007	$245,000	$375,000	$195,703	$48,549	$9,800	$873,852
	2006	$235,000	$460,000	$32,163	$49,404	$8,800	$785,367

Craig Grube,	2008	$260,000	$300,000	$47,254	$0	$12,300	$619,554
EVP	2007	$234,000	$400,000	$189,765	$48,549	$11,600	$883,914
	2006	$225,000	$450,000	$32,163	$49,404	$8,800	$765,367

Judith Scott,	2008	$190,000	$150,000	$34,113	$0	$12,300	$386,413
EVP	2007	$182,000	$148,000	$71,175	$11,559	$10,070	$422,804
	2006	$169,615	$175,000	$28,598	$11,765	$8,800	$393,778

Michael Petit,	2008	$190,000	$375,000	$103,101	$33,769	$10,800	$712,670
BK Pres,(5)	2007	$170,000	$390,000	$231,075	$57,953	$10,100	$859,128
	2006	$155,000	$425,000	$111,161	$58,023	$8,800	$757,984

Kent	2008	$208,000	$380,000	$0	$0	$11,800	$599,800
McCammon,	2007	$92,308	$200,000	$148,685	$0	$205,118	$646,111
SVP(5)	2006	NA	NA	NA	NA	NA	NA

(1)	This table reflects for a given year all bonuses earned by the above executives in 2006, 2007 and 2008. The Company typically pays bonuses in January of the year following the year in which the bonus was earned.

(2)	The amounts included in the “Stock Awards” column represent the expense recognized for financial reporting purposes in 2006 and 2007 under FAS 123R for grants of non-vested shares in 2007, as well as prior years. For a discussion of valuation assumptions, see the Company’s 2007 and 2008 Consolidated Financial Statements included in its Annual Reports on Form 10-K/A and 10-K filed with the SEC on March 12, 2008 and February 27, 2009, respectively. The shares awarded vest either (a) ratably over a five year period, beginning on the first anniversary of the award date or (b) pursuant to the terms of Company’s LTI plans, if stated performance goals are met (see page 21 for a more complete description of the LTI Plans). The actual amount of compensation that will be realized at the time an LTI grant vests, if at all, will depend upon the market price of the Company’s common stock at the vesting date.

(3)	The amounts included in the “Option Awards” column represent the expense recognized for financial reporting purposes in both 2006 and 2007 under FAS 123R for grants of stock options in prior years. There were no stock options granted in 2006, 2007 or 2008.

(4)	These amounts represent company matching contributions to the recipient’s 401(k) plan up to limits for such plans under federal income tax rules. Except with respect to Mr. Stevenson, these amounts also include matches of charitable contributions pursuant to the Company’s Matching Gift Program, pursuant to which the Company matches up to a maximum of $2,500 of charitable contributions to eligible recipients under Section 501(c)(3) of the Internal Revenue Code.

(5)	Although Mr. Petit and Mr. McCammon are not NEO’s, their compensation details are included in this table due to their level of compensation.
Equity Compensation Plan Information. Under the Amended Plan, 2,000,000 shares have been made available for issuance to the Company’s employees and Directors. The table below reflects the number of shares subject to outstanding awards and the amount available for future issuance. Prior to the adoption of the Amended Plan, such awards were in the form of stock options with an exercise price equal to the fair market value of the stock at the grant date. After the adoption of the Amended Plan, such awards were in the form of grants of shares of nonvested shares, including LTI Shares.
The table below provides information with respect to the Amended Plan, as of December 31, 2008:

Number of
Securities to be
	Number of	Issued Upon	Weighted-average	Number of Securities
	Securities	Exercise of	Exercise Price of	Remaining Available
	Authorized for	Outstanding Options	Outstanding Options	for Future Issuance
	Issuance Under the	and Nonvested	and Nonvested	Under Equity
Plan Category	Plan	Shares	Shares(1)	Compensation Plans(2)
Equity compensation	2,000,000	378,255	$5.61	843,495
plans approved by security holders

Equity compensation plans not approved by security holders	None	None	N/A	None

TOTAL	2,000,000	378,255	$5.61	843,495

(1) Includes grants of nonvested shares, for which there is no exercise price, but with respect to which shares are awarded without cost when the restrictions have been realized. Excluding the impact of the nonvested shares, the weighted average exercise price of outstanding options is $17.24.

(2) Excludes 778,250 exercised options and vested shares, which are not available for re-issuance.
Grants of Plan-Based Awards. The following table provides information regarding the grants of equity-based compensation awards made to the executives named therein, during the year ended December 31, 2008. The Company has no formal non-equity incentive plan. No stock option awards were granted by the Company in 2008.

Grants of Plan-Based Awards Table

							Grant
			Estimated Payout Under				Date Fair
			Equity Incentive Plan				Value of Stock
Name	Award Type	Grant Date	Date Approved	Threshold (#)	Target (#)	Maximum (#)	Awards* ($)
Steve Fredrickson	2007 LTI Plan	3/30/2007	3/30/2007	0	16,000	32,000	$714,400
	2008 LTI Plan	1/4/2008	1/4/2008	0	13,000	26,000	$470,860
	2009 LTI Plan	1/20/2009	1/20/2009	0	22,481	44,962	560,002

Kevin Stevenson	2007 LTI Plan	3/30/2007	3/30/2007	0	10,000	20,000	$446,500
	2008 LTI Plan	1/4/2008	1/4/2008	0	8,000	16,000	289,760
	2009 LTI Plan	1/20/2009	1/20/2009	0	8,832	17,664	220,005

Craig Grube	2007 LTI Plan	3/30/2007	3/30/2007	0	9,600	19,200	$428,640
	2008 LTI Plan	1/4/2008	1/4/2008	0	3,500	7,000	126,770
	2009 LTI Plan	1/20/2009	1/20/2009	0	6,905	13,810	172,004

Judith Scott	2007 LTI Plan	3/30/2007	3/30/2007	0	2,500	5,000	$111,625
	2008 LTI Plan	1/4/2008	1/4/2008	0	1900	3,800	68,818
	2009 LTI Plan	1/20/2009	1/20/2009	0	2,506	5,012	62,424

Michael Petit	2007 LTI Plan	3/30/2007	3/302007	0	7,000	14,000	$312,550
	2008 LTI Plan	1/4/2008	1/4/2008	0	7,000	14,000	253,540
	2009 LTI Plan	1/20/2009	1/20/2009	0	8,832	17,664	220,005

Kent McCammon	2007 LTI Plan	3/30/2007	3/30/2007	0	10,000	20,000	$446,500
	2008 LTI Plan	1/04/200	1/4/2008	0	4,000	8,000	144,880
	2009 LTI Plan	1/20/2009	1/20/2009	0	8,029	16,058	200,002

*The amounts reported above relate to the nonvested LTI Shares granted to the above executives. The value of the LTI Share awards was determined by multiplying the closing price of the Company’s common stock as of the grant date times the target number of LTI Shares granted. The performance shares will not vest if the performance criteria set forth above are not met.
Option Exercises and Stock Vested. The following table provides information concerning the exercises of stock options and shares acquired on vesting during 2008 on an aggregated basis for each of the executives named therein, and includes the value realized upon exercise or upon vesting.

OPTION AWARDS			STOCK AWARDS
	Number of
	Shares
	Acquired on	Value Realized on	Number of Shares
	Exercise	Exercise	Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($)
Steve Fredrickson	10,000	$237,800	1,000	$42,980
Kevin Stevenson	0	0	1,000	$42,980
Craig Grube	10,000	$237,800	1,000	$42,980
Judith Scott	1,500	$37,755	850	$36,442
Michael Petit	7,000	$115,614	3,690	$152,046
Kent McCammon	0	0	0	0

Outstanding Equity Awards at Fiscal Year End. The following table provides information on the current holdings of stock option awards and nonvested share awards of the executives named therein. This table includes unexercised and unvested option awards and nonvested share awards which were outstanding as of December 31, 2008.

			Option Awards			Stock Awards(1)
			Number of				Number of Shares or
			Securities	Number of Securities			Units of Stock That	Market Value of Shares of
			Underlying	Underlying Unexercised			Have Not	Stock that Have Not
			Unexercised Options	Options (#)	Option Exercise	Option Expiration	Vested(3)	vested as of
Name	Grant Date		(#) Exercisable	Unexercisable(2)	Price ($)	Date	(#)	12/31/08($)(4)
Steve Fredrickson	11/7/2002		18,000	—	$13.00	11/7/2009	—	—
	4/19/2006		—	—	—	—	3,000	$101,520

	3/30/2007	(5)	—	—	—	—	16,000	$541,440

	1/4/2008	(5)	—	—	—	—	13,000	$439,920

Kevin Stevenson	11/7/2002		45,000	—	$13.00	11/7/2009	—	—
	4/19/2006		—	—	—	—	3,000	$101,520

	3/30/2007	(5)	—	—	—	—	10,000	$338,400

	1/4/2008	(5)					8,000	$270,720

Craig Grube	11/7/2002		11,000	—	$13.00	11/7/2009	—	—
	4/19/2006		—	—	—	—	3,000	$101,520
	3/30/2007	(5)	—	—	—	—	9,600	$324,864

	1/4/2008	(5)					3,500	$118,440

Judith Scott	11/7/2002		1,500	—	$13.00	11/7/2009	—	—
	7/20/2004		—	—	—	—	200	$6,768

	7/28/2005		—	—	—	—	700	$23,688

	4/19/2006		—	—	—	—	900	$30,456

	3/30/2007	(5)	—	—	—	—	2,500	$84,600

	1/4/2008	(5)					1,900	$64,296

Michael Petit	7/31/2003		18,000	—	$27.77	7/31/2010	—	—
	7/20/2004		—	—	—	—	200	$6,768

	7/28/2005		—	—	—	—	800	$27,072

	4/19/2006		—	—	—	—	3,000	$101,520

	3/30/2007	(5)	—	—	—	—	7,000	$236,880

	1/4/2008	(5)					7,000	$236,880

Kent McCammon	3/30/2007	(5)	—	—	—	—	10,000	$338,400
	1/4/2008	(5)					4,000	$135,360

(1)	The LTI Shares will not vest or be awarded if the Company does not achieve its performance targets, as described more fully on pages 21-22 above. If the targets are met, the number of shares to be received by each executive will increase or decrease depending on actual performance.

(2)	Option awards vest in five equal, annual installments beginning on the first anniversary of the date of grant.

(3)	The shares granted vest either (a) ratably over a stated period, beginning on the first anniversary of the award date or (b) in the case of the LTI share awards, pursuant to the terms of the respective Long Term Incentive Plan, based on the achievement of stated performance goals. (See page 21 for a more complete description of the Long Term Incentive Plans).

(4)	Value is calculated based on the closing price ($33.84) of the Company’s common stock on the NASDAQ Global Stock Market as of 12/31/2008.

(5)	LTI Shares granted, but not vested or awarded.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial Statements.
None.

(b)	Exhibits.

31.1 Section 302 Certifications of Chief Executive Officer

31.2 Section 302 Certifications of Chief Financial Officer

32.1 Section 906 Certifications of Chief Executive Officer and Chief Financial Officer