Form 10-Q
period 2009-06-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2009-08-07
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
YES ☐          NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐          NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 19, 2009

Common Stock, $0.01 par value	15,397,290

PORTFOLIO RECOVERY ASSOCIATES, INC.
INDEX

Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) as of June 30, 2009 and December 31, 2008	3

Consolidated Income Statements (unaudited) For the three and six months ended June 30, 2009 and 2008	4

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (unaudited) For the six months ended June 30, 2009	5

Consolidated Statements of Cash Flows (unaudited) For the six months ended June 30, 2009 and 2008	6

Notes to Consolidated Financial Statements (unaudited)	7-22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-46

Item 3. Quantitative and Qualitative Disclosure About Market Risk	46

Item 4. Controls and Procedures	46-47

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	47

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3. Defaults Upon Senior Securities	47

Item 4. Submission of Matters to a Vote of the Security Holders	47-48

Item 5. Other Information	48

Item 6. Exhibits	48

SIGNATURES	49

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2009 and December 31, 2008
(unaudited)
(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
Assets

Cash and cash equivalents	$15,661	$13,901
Finance receivables, net	624,592	563,830
Accounts receivable, net	7,315	8,278
Income taxes receivable	4,213	3,587
Property and equipment, net	22,112	23,884
Goodwill	28,815	27,546
Intangible assets, net	12,093	13,429
Other assets	4,037	3,385

Total assets	$718,838	$657,840

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$3,281	$3,438
Accrued expenses	4,797	4,314
Accrued payroll and bonuses	7,783	9,850
Deferred tax liability	102,001	88,070
Line of credit	289,800	268,300
Long-term debt	1,824	—
Obligations under capital lease	—	5
Derivative instrument	215	—

Total liabilities	409,701	373,977

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000, 15,509 issued and 15,397 outstanding shares — at June 30, 2009, and 15,398 issued and 15,286 outstanding shares — at December 31, 2008	154	153
Additional paid-in capital	78,274	74,574
Retained earnings	230,841	209,047
Accumulated other comprehensive (loss)/income, net of tax	(132)	89

Total stockholders’ equity	309,137	283,863

Total liabilities and stockholders’ equity	$718,838	$657,840

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the three and six months ended June 30, 2009 and 2008
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Income recognized on finance receivables, net	$54,038	$53,047	$105,314	$105,675
Commissions	17,069	10,567	33,996	22,043

Total revenues	71,107	63,614	139,310	127,718

Operating expenses:
Compensation and employee services	26,434	20,872	53,097	41,999
Legal and agency fees and costs	11,047	12,892	23,164	25,144
Outside fees and services	2,459	2,226	4,570	4,547
Communications	4,213	2,403	7,685	5,272
Rent and occupancy	1,163	869	2,245	1,707
Other operating expenses	2,236	1,595	4,224	2,951
Depreciation and amortization	2,330	1,507	4,605	2,976

Total operating expenses	49,882	42,364	99,590	84,596

Income from operations	21,225	21,250	39,720	43,122

Other income and (expense):
Interest income	—	3	3	33
Interest expense	(1,949)	(2,649)	(3,928)	(5,149)

Income before income taxes	19,276	18,604	35,795	38,006

Provision for income taxes	7,554	7,178	14,001	14,708

Net income	$11,722	$11,426	$21,794	$23,298

Net income per common share:
Basic	$0.76	$0.75	$1.42	$1.53
Diluted	$0.76	$0.75	$1.42	$1.53
Weighted average number of shares outstanding:
Basic	15,377	15,193	15,355	15,182
Diluted	15,415	15,268	15,391	15,252
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the six months ended June 30, 2009
(unaudited)
(Amounts in thousands)

		Additional		Accumulated Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	(Loss)/Income	Equity
Balance at December 31, 2008	$153	$74,574	$209,047	$89	$283,863

Net income	—	—	21,794	—	21,794
Net unrealized change in:
Interest rate swap derivative, net of tax	—	—	—	(221)	(221)

Comprehensive income					21,573

Exercise of stock options and vesting of nonvested shares	1	724	—	—	725
Amortization of share-based compensation	—	2,652	—	—	2,652
Income tax benefit from share-based compensation	—	324	—	—	324

Balance at June 30, 2009	$154	$78,274	$230,841	$(132)	$309,137

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2009 and 2008
(unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$21,794	$23,298
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	2,652	1,163
Depreciation and amortization	4,605	2,976
Deferred tax expense	14,015	14,998
Changes in operating assets and liabilities:
Other assets	(741)	(123)
Accounts receivable	963	769
Accounts payable	(157)	575
Income taxes	(626)	(517)
Accrued expenses	(687)	176
Accrued payroll and bonuses	(2,067)	(1,986)

Net cash provided by operating activities	39,751	41,329

Cash flows from investing activities:
Purchases of property and equipment	(1,497)	(3,413)
Acquisition of finance receivables, net of buybacks	(135,798)	(163,839)
Collections applied to principal on finance receivables	75,036	58,769
Contingent payment made for acquisition	(100)	—

Net cash used in investing activities	(62,359)	(108,483)

Cash flows from financing activities:
Proceeds from exercise of options	725	297
Income tax benefit from share-based compensation	324	218
Proceeds from line of credit	51,000	83,800
Principal payments on line of credit	(29,500)	(17,500)
Proceeds from long-term debt	2,036	—
Principal payments on long-term debt	(212)	—
Principal payments on capital lease obligations	(5)	(58)

Net cash provided by financing activities	24,368	66,757

Net increase/(decrease) in cash and cash equivalents	1,760	(397)

Cash and cash equivalents, beginning of period	13,901	16,730

Cash and cash equivalents, end of period	$15,661	$16,333

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,069	$5,205
Cash paid for income taxes	$321	$2

Noncash investing and financing activities:
Acquisition contingent purchase price earned and accrued	$1,170	—
Net unrealized change in fair value of derivative instrument	$(304)	$—
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
     The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I, PRA Holding II, Anchor, IGS, RDS and MuniServices. Under the guidance of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined that it has several operating segments that meet the aggregation criteria of SFAS 131, and therefore, it has one reportable segment, accounts receivable management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of June 30, 2009, its consolidated income statements for the three and six months ended June 30, 2009 and 2008, its consolidated statement of changes in stockholders’ equity and comprehensive income for the six months ended June 30, 2009, and its consolidated statements of cash flows for the six months ended June 30, 2009 and 2008. The consolidated income statement of the Company for the three and six months ended June 30, 2009 may not be indicative of future results. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2008.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     Prior to January 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective January 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). For loans acquired in fiscal years beginning prior to December 15, 2004, Practice Bulletin 6 is still effective; however, Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. For loans acquired in fiscal years beginning after December 15, 2004, SOP 03-3 is effective. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 (and the amended Practice Bulletin 6), rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting the finance receivables, net, on the balance sheet. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as finance receivable amortization). Likewise, cash flows that are less than the accrual will accrete the carrying balance. The Company generally does not allow accretion in the first six to twelve months. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At June 30, 2009 and 2008, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $4,969,955 and $3,951,461, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company establishes valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At June 30, 2009 and 2008, the Company had an allowance against its finance receivables of $33,760,000 and $10,975,000, respectively. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.
     The Company implements the accounting for income recognized on finance receivables under SOP 03-3 as follows. The Company creates each accounting pool using its projections of estimated cash flows and expected economic life. The Company then computes the effective yield that fully amortizes the pool to the end of its expected economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, the Company balances those results to the data contained in the Company’s SOP 03-3 models to ensure accuracy, then reviews each accounting pool watching for trends, actual performance versus projections and curve shape, sometimes re-forecasting future cash flows utilizing the Company’s statistical models. The review process is primarily performed by the Company’s finance staff; however, the Company’s operational and statistical staffs may also be involved depending upon actual cash flow results achieved. To the extent there is overperformance, the Company will either increase the yield or release the reserve, if persuasive evidence indicates that the overperformance is considered to be a significant betterment, or, if the overperformance is considered more of an acceleration of cash flows (a timing difference), adjust future cash flows downward which effectively extends the amortization period, or take no action at all if the amortization period is reasonable and falls within the pools’ expected economic life. To the extent there is underperformance, the Company will book an allowance if the underperformance is significant and will also consider revising future cash flows based on current period information, or take no action if the pool’s amortization period is reasonable and falls within the currently projected economic life.
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at June 30, 2009 and 2008 was $3,312,951 and $2,968,805, respectively. During the three and six months ended June 30, 2009, the Company capitalized $485,508 and $649,714, respectively, of these direct acquisition fees. During the three and six months ended June 30, 2008, the Company capitalized $297,048 and $867,529, respectively, of these direct acquisition fees. During the three and six months ended June 30, 2009, the Company amortized $203,289 and $415,323, respectively, of these direct acquisition fees. During the three and six months ended June 30, 2008, the Company amortized $170,685 and $333,640, respectively, of these direct acquisition fees.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Changes in finance receivables, net for the three and six months ended June 30, 2009 and 2008 were as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Balance at beginning of period	$576,600	$477,754	$563,830	$410,297
Acquisitions of finance receivables, net of buybacks	84,433	69,608	135,798	163,839

Cash collections	(90,479)	(85,042)	(180,350)	(164,444)
Income recognized on finance receivables, net	54,038	53,047	105,314	105,675

Cash collections applied to principal	(36,441)	(31,995)	(75,036)	(58,769)

Balance at end of period	$624,592	$515,367	$624,592	$515,367

     At the time of acquisition, the life of each pool is generally estimated to be between 84 to 96 months based on projected amounts and timing of future cash receipts using the proprietary models of the Company. As of June 30, 2009, the Company had $624,592,131 in net finance receivables. Based upon current projections, cash collections applied to principal are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

June 30, 2010	$142,225
June 30, 2011	166,679
June 30, 2012	161,012
June 30, 2013	97,132
June 30, 2014	38,288
June 30, 2015	15,041
June 30, 2016	4,146
June 30, 2017	69

$624,592

     During the three and six months ended June 30, 2009, the Company purchased approximately $3.38 billion and $4.34 billion, respectively, in face value of charged-off consumer receivables. During the three and six months ended June 30, 2008, the Company purchased approximately $957.4 million and $2.42 billion, respectively, in face value of charged-off consumer receivables. At June 30, 2009, the estimated remaining collections (“ERC”) on the receivables purchased in the three months ended June 30, 2009 and 2008 were $191.6 million and $97.7 million, respectively. At June 30, 2009, the estimated remaining collections (“ERC”) on the receivables purchased in the six months ended June 30, 2009 and 2008 were $296.6 million and $227.2 million, respectively
     Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of June 30, 2009 and 2008. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Reclassifications to nonaccretable difference from accretable yield results from allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three and six months ended June 30, 2009 and 2008 were as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Balance at beginning of period	$549,826	$535,559	$551,735	$492,269
Income recognized on finance receivables, net	(54,038)	(53,047)	(105,314)	(105,675)
Additions	129,658	69,405	196,836	163,390
Reclassifications (to)/from nonaccretable difference	(12,054)	(2,201)	(29,865)	(268)

Balance at end of period	$613,392	$549,716	$613,392	$549,716

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     During the three and six months ended June 30, 2009, the Company recorded $4,465,000 and $10,910,000, respectively, in allowance charges on pools that had underperformed the Company’s most recent expectations as of June 30, 2009. During the three and six months ended June 30, 2009, the Company also reversed $545,000 and $770,000, respectively, of allowance charges recorded in prior periods. During the three and six months ended June 30, 2008, the Company recorded $4,100,000 and $6,885,000, respectively, in allowance charges on pools that had underperformed the Company’s most recent expectations as of June 30, 2008. During the three months ended June 30, 2008, the Company also reversed $140,000 of allowance charges recorded in prior periods. The change in the valuation allowance for the three and six months ended June 30, 2009 and 2008 is as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Balance at beginning of period	$29,840	$7,015	$23,620	$4,230
Allowance charges recorded	4,465	4,100	10,910	6,885
Reversal of previously recorded allowance charges	(545)	(140)	(770)	(140)

Change in allowance charge	3,920	3,960	10,140	6,745

Balance at end of period	$33,760	$10,975	$33,760	$10,975

3. Accounts Receivable, net:
     Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The balance of the allowance for doubtful accounts at June 30, 2009 and December 31, 2008 was $2.3 million and $2.0 million, respectively. The Company does not have any off balance sheet credit exposure related to its customers.
4. Line of Credit:
     On November 29, 2005, the Company entered into a Loan and Security Agreement for a revolving line of credit. The agreement has been amended six times to add additional lenders and ultimately increase the total availability of credit under the line to $365 million. The agreement is a line of credit in an amount equal to the lesser of $365 million or 30% of the Company’s ERC of all its eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40%, which was 1.71% at June 30, 2009, and the facility expires on May 2, 2011. The Company also pays an unused line fee equal to three-tenths of one percent, or 30 basis points, on any unused portion of the line of credit. The loan is collateralized by substantially all the tangible and intangible assets of the Company. The agreement provides as follows:
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     As of June 30, 2009 and 2008, outstanding borrowings under the facility totaled $289,800,000 and $234,300,000, respectively, of which $50,000,000 was part of the non-revolving fixed rate sub-limit which bears interest at 6.80% and expires on May 4, 2012. As of June 30, 2009, the Company is in compliance with all of the covenants of the agreement.
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
     The Company’s financial derivative instrument is designated and qualifies as a cash flow hedge, and the effective portion of the gain or loss on such hedge is reported as a component of other comprehensive income in the consolidated financial statements. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in other income (expense). The hedge was considered effective for the period from December 16, 2008 through December 31, 2008 and for the six months ended June 30, 2009. Therefore, there has been no amount that has been recorded in the consolidated income statements related to the hedge’s ineffectiveness during 2008 or the six months ended June 30, 2009. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated, as well as through the hedging period.
     The following table sets forth the fair value amounts of derivative instruments held by the Company as of the dates indicated (amounts in thousands):

	June 30, 2009		December 31, 2008
	Asset Derivatives	Liability Derivatves	Asset Derivatives	Liability Derivatves
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate swap contracts	$—	$215	$89	$—

Total derivatives	$—	$215	$89	$—

     Liability and asset derivatives are recorded in the liability and other asset section of the accompanying consolidated balance sheets, respectively.
     The following table sets forth the gain (loss) recorded in Accumulated Other Comprehensive Income (“AOCI”), net of tax, for the three and six months ended June 30, 2009, for derivatives held by the Company as well as any gain (loss) reclassified from AOCI into income (amounts in thousands):

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	For the three months ended June 30, 2009
	Amount of Gain or (Loss)
	Recognized in Other	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Comprehensive Income	Reclassified from	Reclassified from
	on Derivatives	AOCI into Income	AOCI into Income
	(Effective Portion)	(Effective Portion)	(Effective Portion)
Derivatives designated as hedging instruments under SFAS No. 133:

Interest rate swap contracts	$89	interest income/(expense)	$—

Total derivatives	$89		$—

	For the six months ended June 30, 2009
	Amount of Gain or (Loss)
	Recognized in Other	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Comprehensive Income	Reclassified from	Reclassified from
	on Derivatives	AOCI into Income	AOCI into Income
	(Effective Portion)	(Effective Portion)	(Effective Portion)
Derivatives designated as hedging instruments under SFAS No. 133:

Interest rate swap contracts	$(221)	interest income/(expense)	$—

Total derivatives	$(221)		$—

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
7. Property and Equipment, net:
     Property and equipment, at cost, consist of the following as of the dates indicated (amounts in thousands):

	June 30,	December 31,
	2009	2008
Software	$14,812	$14,380
Computer equipment	8,401	7,951
Furniture and fixtures	5,399	5,150
Equipment	5,693	5,370
Leasehold improvements	3,122	3,449
Building and improvements	5,953	5,948
Land	992	992
Accumulated depreciation and amortization	(22,260)	(19,356)

Property and equipment, net	$22,112	$23,884

     Depreciation and amortization expense, relating to property and equipment, for the three and six months ended June 30, 2009 was $1,662,113 and $3,268,776, respectively. Depreciation and amortization expense, relating to property and equipment, for the three and six months ended June 30, 2008 was $1,144,893 and $2,252,855, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Beginning in July 2006 upon initiation of certain internally developed software projects, in accordance with the provisions of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company began capitalizing qualifying computer software costs incurred during the application development stage and amortizing them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of June 30, 2009, the Company has incurred and capitalized $1,437,128 of these direct payroll costs and external direct costs related to software developed for internal use. Of these costs, $994,413 is for projects that are in the development stage and, therefore are a component of Other Assets. Once the projects are completed, the costs will be transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense for the three and six months ended June 30, 2009 was $22,136 and $44,272, respectively. Amortization expense for the three and six months ended June 30, 2008 was $22,136 and $44,272, respectively. The remaining unamortized costs relating to internally developed software at June 30, 2009 and 2008 were $288,447 and $376,990, respectively.
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
     The combined original weighted average amortization period is 9.14 years. The Company reviews these relationships at least annually for impairment. Total amortization expense was $668,277 and $1,336,554 for the three and six months ended June 30, 2009, respectively. Total amortization expense was $361,670 and $723,340 for the three and six months ended June 30, 2008, respectively. In addition, goodwill, pursuant to SFAS 142, is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2008, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2008, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through June 30, 2009 that would indicate a triggering event and thereby necessitate an impairment charge to goodwill or the other intangible assets. The Company will undergo its annual goodwill review during the fourth quarter of 2009. At June 30, 2009 and December 31, 2008, the carrying value of goodwill was $28,815,499 and $27,545,582, respectively. The $1,269,917 increase in the carrying value of goodwill during the six months ended June 30, 2009 relates to additional purchase price relating to the acquisition of BPA on August 1, 2008 and MuniSerivces on July 1, 2008.
9. Share-Based Compensation:
     The Company has a stock option and nonvested share plan. The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 (the “Amended Plan”) to enable the Company to issue nonvested shares of stock to its employees and directors. The Amended Plan was approved by the Company’s

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
shareholders at its Annual Meeting on May 12, 2004. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012.
     Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2002. All stock-based compensation measured under the provisions of APB 25 became fully vested during 2002. All stock-based compensation expense recognized thereafter was derived from stock-based compensation based on the fair value method prescribed in SFAS 123. Effective January 1, 2006, the Company adopted SFAS No. 123R (“SFAS 123R”), “Share-Based Payment” using the modified prospective approach. The adoption of SFAS 123R had no material impact on the Company’s Consolidated Income Statement or on previously reported interim periods. As of June 30, 2009, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program) is estimated to be $2.8 million with a weighted average remaining life of 2.3 years (not including nonvested shares granted under the Long-Term Incentive Programs). As of June 30, 2009, there is no future compensation costs related to stock options and the remaining vested stock options have a weighted average remaining life of 0.8 years. Based upon historical data, the Company used an annual forfeiture rate of 14% for stock options and 15-40% for nonvested shares for most of the employee grants. Grants made to key employee hires and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group. In addition, commensurate with the adoption of SFAS 123R, all previous references to “restricted” stock are now referred to as “nonvested” shares.
     Total share-based compensation expense was $653,728 and $2,651,706 for the three and six months ended June 30, 2009, respectively. Total share-based compensation expense was $424,006 and $1,162,601 for the three and six months ended June 30, 2008, respectively. The Company, in conjunction with the renewal of employment agreements with its Named Executive Officers and other senior executives, awarded nonvested shares which vested on January 1, 2009. As a result of the vesting of these shares, the Company recorded stock-based compensation expense in connection with these shares, in the amount of approximately $1.4 million during the first quarter of 2009. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of SFAS 123R (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was $558,726 and $1,192,079 for the three and six months ended June 30, 2009, respectively. The total tax benefit realized from share-based compensation was $210,733 and $452,817 for the three and six months ended June 30, 2008, respectively.
Stock Options
     All options issued under the Amended Plan vest ratably over five years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. At June 30, 2009, 895,000 options have been granted under the Amended Plan, of which 118,955 have been cancelled. There were 0 and 33,000 antidilutive options outstanding for the three and six months ended June 30, 2009, respectively. There were no antidilutive options outstanding for the three and six months ended June 30, 2008.
     The Company granted no options during the three and six months ended June 30, 2009 and 2008. All of the stock options which have been granted under the Amended Plan were granted to employees of the Company except for 40,000 which were granted to non-employee directors. The total intrinsic value of options exercised during the three and six months ended June 30, 2009 was approximately $1,062,000 and $1,107,000, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2008 was approximately $70,000 and $550,000, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The following summarizes all option related transactions from December 31, 2007 through June 30, 2009 (amounts in thousands, except per share amounts):

		Weighted-	Weighted-
	Options	Average	Average
	Outstanding	Exercise Price	Fair Value
December 31, 2007	163	$16.97	$3.25
Exercised	(38)	15.87	3.31
Cancelled	(2)	21.50	4.60

December 31, 2008	123	17.24	3.21
Exercised	(55)	13.17	2.75

June 30, 2009	68	$20.55	$3.58

          The following information is as of June 30, 2009 (amounts in thousands, except per share amounts):

	Options Outstanding				Options Exercisable
		Average	Weighted-			Weighted-
Exercise	Number	Remaining	Average Exercise	Aggregate	Number	Average Exercise	Aggregate
Prices	Outstanding	Contractual Life	Price Per Share	Intrinsic Value	Exercisable	Price Per Share	Intrinsic Value
$13.00	32	0.4	$13.00	$833	32	$13.00	$833
$16.16	3	0.4	16.16	56	3	16.16	56
$27.77 - $29.79	33	1.2	28.28	345	33	28.28	345

Total as of June 30, 2009	68	0.8	$20.55	$1,234	68	$20.55	$1,234

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
     The following summarizes all nonvested share transactions from December 31, 2007 through June 30, 2009 (amounts in thousands, except per share amounts):

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nonvested	Weighted-
	Shares	Average Price
	Outstanding	at Grant Date
December 31, 2007	123	$41.72
Granted	27	37.47
Vested	(37)	39.55
Cancelled	(15)	40.05

December 31, 2008	98	41.60
Granted	54	32.39
Vested	(57)	36.74
Cancelled	(4)	41.90

June 30, 2009	91	$39.19

     The total grant date fair value of shares vested during the three and six months ended June 30, 2009 was $464,690 and $2,094,180, respectively. The total grant date fair value of shares vested during the three and six months ended June 30, 2008 was $517,345 and $679,870, respectively.
Long-Term Incentive Programs
     Pursuant to the Amended Plan, on March 30, 2007, January 4, 2008 and January 20, 2009, the Compensation Committee approved the grant of 96,550, 80,000 and 108,720 performance based nonvested shares, respectively. The shares were granted to key employees of the Company. For both the 2007 and 2008 grants, no estimated compensation costs have been accrued because the achievements of the performance targets of the programs were deemed unlikely to be achieved. In the future, if the Company believes that the performance targets of the programs will be achieved, an adjustment to the expense will be made at that time based on the probable outcome. The 2009 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon diluted earnings per share (“EPS”) totals for 2009, the return on owners’ equity for the three year period beginning on January 1, 2009 and ending December 31, 2011, and the relative total shareholder return as compared to a peer group, for the same three year period. The number of shares vested can double if the financial goals are exceeded or no shares can vest if the financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2009. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. At June 30, 2009, total future compensation costs related to nonvested share awards granted under the 2009 Long-Term Incentive Program are estimated to be approximately $2.1 million. The Company assumed a 7.5% forfeiture rate for this grant and the shares have a weighted average life of 2.39 years at June 30, 2009.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     The Company adopted the provisions of FIN 48 with respect to all of its tax positions as of January 1, 2007. Total unrecognized tax benefits at June 30, 2009 and 2008 were $0 and $180,000, respectively. On September 15, 2008, the 2004 tax year closed and is no longer subject to examination by major taxing jurisdictions, including the Internal Revenue Service. As a result, the remaining unrecognized tax benefits balance of $180,000 was reversed. The reversal was an adjustment to additional paid-in-capital and did not affect the annual effective tax rate.
     The Company was notified on June 21, 2007 that it was being examined by the Internal Revenue Service for the 2005 calendar year. The IRS has concluded its audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes for tax years ending December 31, 2007, 2006 and 2005. The IRS has proposed that cost recovery for tax revenue recognition does not clearly reflect income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS dated March 19, 2009. The Company believes it has sufficient support for the technical merits of its positions and that it is more-likely-than-not these positions will ultimately be sustained.
     At June 30, 2009, the tax years that remain subject to examination by the major taxing jurisdictions, including the Internal Revenue Service, are 2003 and 2005 and subsequent years. The 2003 tax year is still open to examination because of the net operating loss that originated in that year but was not fully utilized until the 2005 tax year.
     FIN 48 requires the recognition of interest, if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. Penalties and interest may be classified as either penalties and interest expense or income tax expense. Management has elected to classify accrued penalties and interest as income tax expense. Accrued penalties and interest as of January 1, 2007, in the amount of $77,000, were recorded to beginning of year retained earnings at the date of adoption. Since January 1, 2007, the Company has accrued additional interest of approximately $34,000. Due to the approved application for change in accounting method, the balance of accrued penalties and interest was reduced by $67,000 during 2007. As a result of the lapse in the statute of limitations, the 2004 tax year closed as of September 15, 2008 resulting in the reversal of the remaining $44,000 of accrued interest. No interest or penalties were accrued or reversed in 2009.
11.	Earnings per Share:
     Basic EPS are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three and six months ended June 30, 2009 and 2008 (amounts in thousands, except per share amounts):

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	For the three months ended June 30,
	2009			2008
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS
Basic EPS	$11,722	15,377	$0.76	$11,426	15,193	$0.75
Dilutive effect of stock options and nonvested share awards		38			75

Diluted EPS	$11,722	15,415	$0.76	$11,426	15,268	$0.75

	For the six months ended June 30,
	2009			2008
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS
Basic EPS	$21,794	15,355	$1.42	$23,298	15,182	$1.53
Dilutive effect of stock options and nonvested share awards		36			70

Diluted EPS	$21,794	15,391	$1.42	$23,298	15,252	$1.53

     There were 0 and 33,000 antidilutive options outstanding for the three and six months ended June 30, 2009. There were no antidilutive options outstanding for the three and six months ended June 30, 2008.
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
Forward Flow Agreements:
     The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at June 30, 2009 is approximately $47.6 million.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
13. Estimated Fair Value of Financial Instruments:
     The accompanying consolidated financial statements include various estimated fair value information as of June 30, 2009, as required by FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”) and amended by SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also requires the consideration of differing levels of inputs in the determination of fair values. Based upon the fact there are no quoted prices in active markets or other observable market data, the Company used unobservable inputs for computation of the fair value of finance receivables, net. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.
     Cash and cash equivalents: The carrying amount approximates fair value.
     Finance receivables, net: The Company records purchased receivables at cost, which represents a significant discount from the contractual receivable balances due. The cost of the receivables is reduced as cash is received based upon the guidance of Practice Bulletin 6 and as amended by SOP 03-3. The carrying amount of finance receivables, net, as of June 30, 2009 was approximately $625 million. The Company computed the fair value of these receivables using proprietary pricing models that the Company utilizes to make portfolio purchase decisions. As of June 30, 2009, using the aforementioned methodology, the Company computed the approximate fair value to be $750 million.
     Long-term debt: The carrying amount approximates fair value, as the interest rates approximate the rate currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers.
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
     In April 2009, the Financial Accounting Standards Board issued as final the following three staff positions related to mark-to-market accounting and accounting for impaired securities:
     FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. Additionally, FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 stresses that even though there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used to measure the fair value of the asset or liability, the main objective of fair value accounting measurements remains the same. As defined by the FSP, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date under current market conditions. Additionally, FSP 157-4 amends FASB Statement No. 157’s required disclosures. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, although early adoption is permitted for periods ending after March 15, 2009. The Company adopted FSP 157-4 during the second quarter of 2009, which had no material impact on its consolidated financial statements.
     FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. The new standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP 107-1 and APB 28-1 during the second quarter of 2009, and has added the required disclosure in Note 13 of its consolidated financial statements.
     FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”), amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment. FSP 115-2 and 124-2 requires that unless there is an intent or requirement to sell a debt security, only the amount of the estimated credit loss is recorded through earnings, while the remaining mark-to-market loss is recognized as a component of equity through other comprehensive income. Additionally, FSP 115-2 and 124-2 enhances required disclosures of existing guidelines. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and will be applied to all existing and

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
new investments in debt securities. The Company adopted FSP 115-2 and 124-2 during the second quarter of 2009, which had no material impact on its consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 during the second quarter of 2009, and its application had no impact on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 7, 2009.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (“SFAS 166”) to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company believes SFAS 166 will have no material impact on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company believes SFAS 167 will have no material impact on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”(“SFAS 168”). Under SFAS 168, The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of SFAS 168 and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76. The Company believes SFAS 168 will have no material impact on its consolidated financial statements.

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
Results of Operations
     We are a full service provider of outsourced receivables management and related services. The results of operations include the financial results of Portfolio Recovery Associates, Inc. and all of our subsidiaries who are all in the accounts receivable management business. Under the guidance of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”, we have determined that we have several operating segments that meet the aggregation criteria of SFAS 131, and therefore, we have one reportable segment, accounts receivable management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.
     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues:
Income recognized on finance receivables, net	76.0%	83.4%	75.6%	82.7%
Commissions	24.0%	16.6%	24.4%	17.3%

Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	37.2%	32.8%	38.1%	32.9%
Legal and agency fees and costs	15.5%	20.3%	16.6%	19.7%
Outside fees and services	3.5%	3.4%	3.3%	3.6%
Communications	5.9%	3.8%	5.5%	4.1%
Rent and occupancy	1.6%	1.4%	1.6%	1.3%
Other operating expenses	3.1%	2.5%	3.0%	2.3%
Depreciation and amortization	3.3%	2.4%	3.4%	2.3%

Total operating expenses	70.1%	66.6%	71.5%	66.2%

Income from operations	29.9%	33.4%	28.5%	33.8%
Other income and (expense):
Interest income	0.1%	0.1%	0.1%	0.0%
Interest expense	(2.7%)	(4.2%)	(2.8%)	(4.0%)

Income before income taxes	27.3%	29.3%	25.8%	29.8%
Provision for income taxes	10.6%	11.3%	10.1%	11.5%

Net income	16.7%	18.0%	15.7%	18.3%

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

Three Months Ended June 30, 2009 Compared To Three Months Ended June 30, 2008
Revenues
     Total revenues were $71.1 million for the three months ended June 30, 2009, an increase of $7.5 million or 11.8% compared to total revenues of $63.6 million for the three months ended June 30, 2008.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $54.0 million for the three months ended June 30, 2009, an increase of $1.0 million or 1.9% compared to income recognized on finance receivables, net of $53.0 million for the three months ended June 30, 2008. The increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $90.5 million for the three months ended June 30, 2009 compared to $85.0 million for the three months June 30, 2008. This was offset by an increase in our finance receivables amortization rate, including the allowance charge, to 40.3% for the three months ended June 30, 2009, compared to 37.6% for the three months ended June 30, 2008. During the three months ended June 30, 2009, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $3.39 billion at a cost of $84.7 million. During the three months ended June 30, 2008, we acquired defaulted consumer receivable portfolios with an aggregate face value of $957.4 million at a cost of $71.1 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under SOP 03-3, which requires that a valuation allowance be recorded for significant decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended June 30, 2009, we recorded net allowance charges of $3,920,000. For the three months ended June 30, 2008, we recorded net allowance charges of $3,960,000. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables would include: overall market pricing for pools of consumer receivables (which is driven by both supply and demand), new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff. Due to the extraordinary deterioration of the U.S. economy beginning in the fourth quarter of 2008, our collection efforts have become more challenging, which has exacerbated the typical effects of these external and internal factors. These combined factors have contributed to the valuation allowances that we have recorded during the three months ended June 30, 2009.
Commissions
     Commissions were $17.1 million for the three months ended June 30, 2009, an increase of $6.5 million or 61.3% compared to commissions of $10.6 million for the three months ended June 30, 2008. Commissions grew as a result of the acquisitions of MuniServices, LLC (“MuniServices”) on July 1, 2008 and Broussard Partners and Associates, Inc. (“BPA”) on August 1, 2008, as well as an increase in revenue generated by our RDS government processing and collection business, partially offset by a decrease in revenue generated by our IGS fee-for-service business and our Anchor contingent fee business, which ceased operations in the second quarter of 2008, as compared to the prior year period.

Operating Expenses
     Total operating expenses were $49.9 million for the three months ended June 30, 2009, an increase of $7.5 million or 17.7% compared to total operating expenses of $42.4 million for the three months ended June 30, 2008. Total operating expenses, including compensation and employee services expenses, were 46.4% of cash receipts for the three months ended June 30, 2009 compared to 44.3% for the same period in 2008.
Compensation and Employee Services
     Compensation and employee services expenses were $26.4 million for the three months ended June 30, 2009, an increase of $5.5 million or 26.3% compared to compensation and employee services expenses of $20.9 million for the three months ended June 30, 2008. This increase is mainly due to the acquisition of MuniSerivces as well as an overall increase in our owned portfolio collection staff. Compensation and employee services expenses increased as total employees grew 16.6% to 2,096 as of June 30, 2009 from 1,798 as of June 30, 2008. Compensation and employee services expenses as a percentage of cash receipts increased to 24.6% for the three months ended June 30, 2009 from 21.8% of cash receipts for the same period in 2008.
Legal and Agency Fees and Costs
     Legal and agency fees and costs expenses were $11.0 million for the three months ended June 30, 2009, a decrease of $1.9 million or 14.7% compared to legal and agency fees and costs of $12.9 million for the three months ended June 30, 2008. Of the $1.9 million decrease, $1.5 million was attributable to a decrease in legal fees and costs incurred resulting from accounts referred to both our in house attorneys and outside independent contingent fee attorneys. The remaining $0.4 million decrease was attributable to a decrease in agency fees mainly incurred by our IGS subsidiary. Total outside legal expenses paid to independent contingent fee attorneys for the three months ended June 30, 2009 were 38.3% of legal cash collections generated by independent contingent fee attorneys compared to 36.0% for the three months ended June 30, 2008. Outside legal fees and costs paid to independent contingent fee attorneys decreased from $8.1 million for the three months ended June 30, 2008 to $6.3 million, a decrease of $1.8 million or 22.2%, for the three months ended June 30, 2009. Additionally, as disclosed previously, we also effectuate legal collections using our own in house attorneys. Total legal expenses incurred by our in house attorneys for the three months ended June 30, 2009 were 28.2% of legal cash collections generated by our in house attorneys compared to 47.2% for the three months ended June 30, 2008. Legal fees and costs incurred by our in house attorneys increased from $0.9 million for the three months ended June 30, 2008 to $1.2 million, an increase of $0.3 million or 33.3%, for the three months ended June 30, 2009.
Outside Fees and Services
     Outside fees and services expenses were $2.5 million for the three months ended June 30, 2009, an increase of $0.3 million or 13.6% compared to outside fees and services expenses of $2.2 million for the three months ended June 30, 2008. The $0.3 million increase was attributable to an increase in corporate legal and accounting fees.
Communications
     Communications expenses were $4.2 million for the three months ended June 30, 2009, an increase of $1.8 million or 75.0% compared to communications expenses of $2.4 million for the three months ended June 30, 2008. The increase was mainly due to a growth in mailings due to an increase in special letter campaigns which increased by $1.7 million for the three months ended June 30, 2009 when compared to the year ago period. The remaining increase was attributable to higher telephone expenses driven by a greater number of defaulted consumer receivables to work, as well as a significant expansion of our automated dialer seats and related calls that are generated by the dialer.
Rent and Occupancy
     Rent and occupancy expenses were $1,163,000 for the three months ended June 30, 2009, an increase of $294,000 or 33.8% compared to rent and occupancy expenses of $869,000 for the three months ended June 30, 2008. The increase was primarily due to the acquisition of MuniServices and the relocation of our IGS business to another location, as well as increased utility charges.

Other Operating Expenses
     Other operating expenses were $2.2 million for the three months ended June 30, 2009, an increase of $0.6 million or 37.5% compared to other operating expenses of $1.6 million for the three months ended June 30, 2008. The increase was due to increases in various expenses mainly as a result of the addition of MuniServices and BPA when compared to the prior year period. No individual item represents a significant portion of the overall increase.
Depreciation and Amortization
     Depreciation and amortization expenses were $2.3 million for the three months ended June 30, 2009, an increase of $0.8 million or 53.3% compared to depreciation and amortization expenses of $1.5 million for the three months ended June 30, 2008. The increase is mainly due to additional expenses incurred related to the depreciation and amortization of the tangible and intangible assets acquired in the acquisition of MuniServices and the acquisition of the assets of BPA.
Interest Income
     Interest income was $0 for the three months ended June 30, 2009, a decrease of $3,000 compared to interest income of $3,000 for the three months ended June 30, 2008. This decrease is the result of lower average invested cash and cash equivalents balances during the three months ended June 30, 2009 compared to the same period in 2008.
Interest Expense
     Interest expense was $1.9 million for the three months ended June 30, 2009, a decrease of $0.7 million compared to interest expense of $2.6 million for the three months ended June 30, 2008. The decrease was mainly due to a decrease in our weighted average variable interest rate which decreased to 1.77% for the three months ended June 30, 2009 as compared to 3.99% for the three months ended June 30, 2008 partially offset by an increase in our average borrowings for the three months ended June 30, 2009 compared to the same period in 2008.
Provision for Income Taxes
     Income tax expense was $7.6 million for the three months ended June 30, 2009, an increase of $0.4 million or 5.6% compared to income tax expense of $7.2 million for the three months ended June 30, 2008. The increase is mainly due to an increase of 3.6% in income before taxes for the three months ended June 30, 2009 when compared to the same period in 2008 as well as an increase in the effective tax rate for the three months ended June 30, 2009, which was 39.2% compared to 38.6% for the same period in 2008.
Six Months Ended June 30, 2009 Compared To Six Months Ended June 30, 2008
Revenues
     Total revenues were $139.3 million for the six months ended June 30, 2009, an increase of $11.6 million or 9.1% compared to total revenues of $127.7 million for the six months ended June 30, 2008.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $105.3 million for the six months ended June 30, 2009, a decrease of $0.4 million compared to income recognized on finance receivables, net of $105.7 million for the six months ended June 30, 2008. The majority of the decrease was due to an increase in our finance receivables amortization rate, including the allowance charge, to 41.6% for the six months ended June 30, 2009, compared to 35.7% for the six months ended June 30, 2008. This was offset by an increase in our cash collections on our owned defaulted consumer receivables to $180.4 million for the six months ended June 30, 2009 compared to $164.4 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $4.35 billion at a cost of $137.1 million. During the six months ended June 30, 2008, we acquired defaulted consumer receivable portfolios with an aggregate face value of $2.42 billion at a cost of $166.6 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under SOP 03-3, which requires that a valuation allowance be recorded for significant decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the six months ended June 30, 2009, we recorded net allowance charges of $10,140,000. For the six months ended June 30, 2008, we recorded net allowance charges of $6,745,000. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables would include: overall market pricing for pools of consumer receivables (which is driven by both supply and demand), new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff. Due to the extraordinary deterioration of the U.S. economy beginning in the fourth quarter of 2008, our collection efforts have become more challenging, which has exacerbated the typical effects of these external and internal factors. These combined factors have contributed to the $3,395,000 increase in valuation allowances for the six months ended June 30, 2009 as compared to the prior year period.
Commissions
     Commissions were $34.0 million for the six months ended June 30, 2009, an increase of $12.0 million or 54.5% compared to commissions of $22.0 million for the six months ended June 30, 2008. Commissions grew as a result of the acquisitions of MuniServices on July 1, 2008 and BPA on August 1, 2008, as well as an increase in revenue generated by our RDS government processing and collection business, partially offset by a decrease in revenue generated by our IGS fee-for-service business and our Anchor contingent fee business, which ceased operations in the second quarter of 2008, as compared to the prior year period.
Operating Expenses
     Total operating expenses were $99.6 million for the six months ended June 30, 2009, an increase of $15.0 million or 17.7% compared to total operating expenses of $84.6 million for the six months ended June 30, 2008. Total operating expenses, including compensation and employee services expenses, were 46.5% of cash receipts for the six months ended June 30, 2009 compared to 45.4% for the same period in 2008.
Compensation and Employee Services
     Compensation and employee services expenses were $53.1 million for the six months ended June 30, 2009, an increase of $11.1 million or 26.4% compared to compensation and employee services expenses of $42.0 million for the six months ended June 30, 2008. This increase is mainly due to the acquisition of MuniSerivces as well as an overall increase in our owned portfolio collection staff as well. In addition, in conjunction with the renewal of their employment agreements, our Named Executive Officers and other senior executives were awarded nonvested shares which vested on January 1, 2009. As a result of the vesting of these shares, we recorded stock-based compensation expense in connection with these shares, in the amount of approximately $1.4 million during the first quarter of 2009. Compensation and employee services expenses increased as total employees grew 16.6% to 2,096 as of June 30, 2009 from 1,798 as of June 30, 2008. Compensation and employee services expenses as a percentage of cash receipts increased to 24.8% for the six months ended June 30, 2009 from 22.5% of cash receipts for the same period in 2008.

Legal and Agency Fees and Costs
     Legal and agency fees and costs expenses were $23.2 million for the six months ended June 30, 2009, a decrease of $1.9 million or 7.6% compared to legal and agency fees and costs of $25.1 million for the six months ended June 30, 2008. Of the $1.9 million decrease, $2.3 million was attributable to a decrease in legal fees and costs incurred resulting from accounts referred to both our in house attorneys and outside independent contingent fee attorneys. This was offset by an increase of $0.4 million in agency fees mainly incurred by our IGS subsidiary. Total outside legal expenses paid to independent contingent fee attorneys for the six months ended June 30, 2009 were 38.0% of legal cash collections generated by independent contingent fee attorneys compared to 36.3% for the six months ended June 30, 2008. Outside legal fees and costs paid to independent contingent fee attorneys decreased from $16.1 million for the six months ended June 30, 2008 to $13.0 million, a decrease of $3.1 million or 19.3%, for the six months ended June 30, 2009. Additionally, as disclosed previously, we also effectuate legal collections using our own in house attorneys. Total legal expenses incurred by our in house attorneys for the six months ended June 30, 2009 were 27.5% of legal cash collections generated by our in house attorneys compared to 37.7% for the six months ended June 30, 2008. Legal fees and costs incurred by our in house attorneys increased from $1.4 million for the six months ended June 30, 2008 to $2.1 million, an increase of $0.7 million or 50.0%, for the six months ended June 30, 2009.
Outside Fees and Services
     Outside fees and services expenses were $4.6 million for the six months ended June 30, 2009, an increase of $0.1 million or 2.2% compared to outside legal and other fees and services expenses of $4.5 million for the six months ended June 30, 2008. The $0.1 million increase was attributable to an increase in other outside fees and services and corporate legal and accounting.
Communications
     Communications expenses were $7.7 million for the six months ended June 30, 2009, an increase of $2.4 million or 45.3% compared to communications expenses of $5.3 million for the six months ended June 30, 2008. The increase was mainly due to a growth in mailings due to an increase in special letter campaigns which increased by $2.1 million for the six months ended June 30, 2009 when compared to the year ago period. The remaining increase was attributable to higher telephone expenses driven by a greater number of defaulted consumer receivables to work, as well as a significant expansion of our automated dialer seats and related calls that are generated by the dialer.
Rent and Occupancy
     Rent and occupancy expenses were $2.2 million for the six months ended June 30, 2009, an increase of $0.5 million or 29.4% compared to rent and occupancy expenses of $1.7 million for the six months ended June 30, 2008. The increase was primarily due to the acquisition of MuniServices and the relocation of our IGS business to another location, as well as increased utility charges.
Other Operating Expenses
     Other operating expenses were $4.2 million for the six months ended June 30, 2009, an increase of $1.2 million or 40.0% compared to other operating expenses of $3.0 million for the six months ended June 30, 2008. The increase was due to increases in various expenses mainly as a result of the addition of MuniServices and BPA when compared to the prior year period. No individual item represents a significant portion of the overall increase.
Depreciation and Amortization
     Depreciation and amortization expenses were $4.6 million for the six months ended June 30, 2009, an increase of $1.6 million or 53.3% compared to depreciation and amortization expenses of $3.0 million for the six months ended June 30, 2008. The increase is mainly due to additional expenses incurred related to the depreciation and amortization of the tangible and intangible assets acquired in the acquisition of MuniServices and the acquisition of the assets of BPA.

Interest Income
     Interest income was $3,000 for the six months ended June 30, 2009, a decrease of $30,000 compared to interest income of $33,000 for the six months ended June 30, 2008. This decrease is the result of lower average invested cash and cash equivalents balances during the six months ended June 30, 2009 compared to the same period in 2008.
Interest Expense
     Interest expense was $3.9 million for the six months ended June 30, 2009, a decrease of $1.2 million compared to interest expense of $5.1 million for the six months ended June 30, 2008. The decrease was mainly due to a decrease in our weighted average variable interest rate which decreased to 2.74% for the six months ended June 30, 2009 as compared to 4.90% for the six months ended June 30, 2008 partially offset by an increase in our average borrowings for the six months ended June 30, 2009 compared to the same period in 2008.
Provision for Income Taxes
     Income tax expense was $14.0 million for the six months ended June 30, 2009, a decrease of $0.7 million or 4.8% compared to income tax expense of $14.7 million for the six months ended June 30, 2008. The decrease is mainly due to a decrease of 5.8% in income before taxes for the six months ended June 30, 2009 when compared to the same period in 2008. The effective tax rate for the six months ended June 30, 2009 was 39.1% compared to 38.7% for the same period in 2008.

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
     The purchase price multiples for 2005 through 2008 described in the table below are lower than historical multiples in previous years. This trend is primarily, but not entirely related to pricing competition. When competition increases, and or supply decreases so that pricing becomes negatively impacted on a relative basis (total lifetime collections in relation to purchase price), internal rates of return (“IRRs”) tend to trend lower. This was the situation during 2005-2007 and this situation also extended into 2008 to the extent that deals purchased in 2008 were part of forward flow agreements priced in earlier periods.
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
     To the extent that lower purchase price multiples are the ultimate result of more competitive pricing and lower IRRs, this will generally lead to higher amortization rates (payments applied to principal as a percentage of cash collections), lower operating margins and ultimately lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to expand. It is important to consider, however, that to the extent we can improve our collection operations by extracting additional cash from a discreet quantity and quality of accounts, and/or by extracting cash at a lower cost structure, we can put upward pressure on the collection to purchase price ratio and also on our operating margins. During 2008 and continuing through the first and second quarter of 2009, we made significant enhancements in our analytical abilities, management personnel and automated dialing capabilities, all with the intent to collect more cash at lower cost.
Entire Portfolio ($ in thousands)

			Percentage of	Unamortized	Percentage of Reserve	Actual Cash
		Life to Date	Reserve	Purchase Price	Allowance to Unamortized	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Allowance to	Balance at	Purchase Price and	Including Cash	Remaining	Total Estimated	Collections to
Period	Price (1)	Allowance (2)	Purchase Price (3)	June 30, 2009 (4)	Reserve Allowance (5)	Sales	Collections (6)	Collections (7)	Purchase Price (8)
1996	$3,080	$0	0%	$0	0%	$9,945	$51	$9,996	325%
1997	$7,685	$0	0%	$0	0%	$24,821	$152	$24,973	325%
1998	$11,089	$0	0%	$0	0%	$36,029	$264	$36,293	327%
1999	$18,898	$0	0%	$0	0%	$65,431	$892	$66,323	351%
2000	$25,020	$0	0%	$0	0%	$106,615	$2,181	$108,796	435%
2001	$33,481	$0	0%	$0	0%	$159,990	$4,084	$164,074	490%
2002	$42,325	$0	0%	$0	0%	$174,749	$5,618	$180,367	426%
2003	$61,448	$145	0%	$753	16%	$227,334	$11,661	$238,995	389%
2004	$59,178	$1,575	3%	$3,114	34%	$162,702	$18,206	$180,908	306%
2005	$143,211	$7,395	5%	$42,686	15%	$232,269	$87,374	$319,643	223%
2006	$107,786	$9,185	9%	$47,799	16%	$133,249	$90,143	$223,392	207%
2007	$258,471	$10,365	4%	$168,185	6%	$208,144	$299,592	$507,736	196%
2008	$276,915	$5,095	2%	$228,338	2%	$119,095	$421,199	$540,294	195%
YTD 2009	$137,713	$0	0%	$133,717	0%	$11,242	$296,567	$307,809	224%

Purchased Bankruptcy Portfolio ($ in thousands)

			Percentage of	Unamortized	Percentage of Reserve	Actual Cash
		Life to Date	Reserve	Purchase Price	Allowance to Unamortized	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Allowance to	Balance at	Purchase Price and	Including Cash	Remaining	Total Estimated	Collections to
Period	Price (1)	Allowance (2)	Purchase Price (3)	June 30, 2009 (4)	Reserve Allowance (5)	Sales	Collections (6)	Collections (7)	Purchase Price (8)
1996	$0	$0	0%	$0	0%	$0	$0	$0	0%
1997	$0	$0	0%	$0	0%	$0	$0	$0	0%
1998	$0	$0	0%	$0	0%	$0	$0	$0	0%
1999	$0	$0	0%	$0	0%	$0	$0	$0	0%
2000	$0	$0	0%	$0	0%	$0	$0	$0	0%
2001	$0	$0	0%	$0	0%	$0	$0	$0	0%
2002	$0	$0	0%	$0	0%	$0	$0	$0	0%
2003	$0	$0	0%	$0	0%	$0	$0	$0	0%
2004	$7,469	$1,265	17%	$135	90%	$13,813	$284	$14,097	189%
2005	$29,302	$630	2%	$2,337	21%	$40,016	$3,394	$43,410	148%
2006	$17,643	$1,410	8%	$1,740	45%	$24,020	$5,051	$29,071	165%
2007	$78,933	$0	0%	$53,665	0%	$44,040	$73,480	$117,520	149%
2008	$109,984	$0	0%	$94,748	0%	$31,826	$147,666	$179,492	163%
YTD 2009	$71,443	$0	0%	$71,264	0%	$1,522	$149,037	$150,559	211%
Entire Portfolio Less Purchased Bankruptcy Portfolio ($ in thousands)

			Percentage of	Unamortized	Percentage of Reserve	Actual Cash
		Life to Date	Reserve	Purchase Price	Allowance to Unamortized	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Allowance to	Balance at	Purchase Price and	Including Cash	Remaining	Total Estimated	Collections to
Period	Price (1)	Allowance (2)	Purchase Price (3)	June 30, 2009 (4)	Reserve Allowance (5)	Sales	Collections (6)	Collections (7)	Purchase Price (8)
1996	$3,080	$0	0%	$0	0%	$9,945	$51	$9,996	325%
1997	$7,685	$0	0%	$0	0%	$24,821	$152	$24,973	325%
1998	$11,089	$0	0%	$0	0%	$36,029	$264	$36,293	327%
1999	$18,898	$0	0%	$0	0%	$65,431	$892	$66,323	351%
2000	$25,020	$0	0%	$0	0%	$106,615	$2,181	$108,796	435%
2001	$33,481	$0	0%	$0	0%	$159,990	$4,084	$164,074	490%
2002	$42,325	$0	0%	$0	0%	$174,749	$5,618	$180,367	426%
2003	$61,448	$145	0%	$753	16%	$227,334	$11,661	$238,995	389%
2004	$51,709	$310	1%	$2,979	9%	$148,889	$17,922	$166,811	323%
2005	$113,909	$6,765	6%	$40,349	14%	$192,253	$83,980	$276,233	243%
2006	$90,143	$7,775	9%	$46,059	14%	$109,229	$85,092	$194,321	216%
2007	$179,538	$10,365	6%	$114,520	8%	$164,104	$226,112	$390,216	217%
2008	$166,931	$5,095	3%	$133,590	4%	$87,269	$273,533	$360,802	216%
YTD 2009	$66,270	$0	0%	$62,453	0%	$9,720	$147,530	$157,250	237%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Life to date reserve allowance refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals.

(3)	Percentage of reserve allowance to purchase price refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals, divided by the purchase price.

(4)	Unamortized purchase price balance refers to the purchase price less finance receivable amortization over the life of the portfolio.

(5)	Percentage of reserve allowance to unamortized purchase price and reserve allowance refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals, divided by the sum of the unamortized purchase price and the life to date reserve allowance.

(6)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(7)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(8)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

     The following table shows our net valuation allowances booked since we began accounting for our investment in finance receivables under the guidance of SOP 03-3.

($ in thousands)
Allowance	Purchase Period
Period(1)	1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	YTD 2009	Total

Q1 05	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Q2 05	—	—	—	—	—	—	—	—	—	—	$—
Q3 05	—	—	—	—	—	—	—	—	—	—	$—
Q4 05	—	200	—	—	—	—	—	—	—	—	$200
Q1 06	—	—	—	—	—	175	—	—	—	—	$175
Q2 06	—	75	—	—	—	125	—	—	—	—	$200
Q3 06	—	200	—	—	—	75	—	—	—	—	$275
Q4 06	—	—	—	—	—	450	—	—	—	—	$450
Q1 07	—	(245)	—	—	—	610	—	—	—	—	$365
Q2 07	—	70	—	20	—	—	—	—	—	—	$90
Q3 07	—	50	—	150	320	660	—	—	—	—	$1,180
Q4 07	—	—	—	190	150	615	340	—	—	—	$1,295
Q1 08	—	—	—	120	650	910	1,105	—	—	—	$2,785
Q2 08	—	(140)	—	400	720	—	2,330	650	—	—	$3,960
Q3 08	—	(30)	—	(60)	60	325	1,135	2,350	—	—	$3,780
Q4 08	—	(75)	—	(325)	(140)	1,805	2,600	4,380	620	—	$8,865
Q1 09	—	(105)	—	(120)	35	1,150	910	2,300	2,050	—	$6,220
Q2 09	—	—	—	(230)	(220)	495	765	685	2,425	—	$3,920

Total	$—	$—	$—	$145	$1,575	$7,395	$9,185	$10,365	$5,095	$—	$33,760

(1)	Allowance period represents the quarter in which we recorded valuation allowances, net of any (reversals).
     The following graph shows the purchase price of our owned portfolios by year beginning in 1996 and includes the year to date acquisition amount for the six months ended June 30, 2009 and 2008. The purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts.

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
     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates our ability to realize significant multi-year cash collection streams on our owned pools:
Cash Collections By Year, By Year of Purchase — Entire Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period													YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$102	$83	$46	$9,882
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	437	346	131	$24,314
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	882	616	199	$36,001
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	732	$64,738
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	1,759	$106,152
2001	33,481	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	3,036	$154,497
2002	42,325	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	4,139	$174,737
2003	61,448	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	7,439	$227,334
2004	59,178	—	—	—	—	—	—	—	—	18,019	46,475	40,424	30,750	19,339	7,695	$162,702
2005	143,211	—	—	—	—	—	—	—	—	—	18,968	75,145	69,862	49,576	18,718	$232,269
2006	107,786	—	—	—	—	—	—	—	—	—	—	22,971	53,192	40,560	16,526	$133,249
2007	258,471	—	—	—	—	—	—	—	—	—	—	—	42,263	115,011	50,870	$208,144
2008	276,915	—	—	—	—	—	—	—	—	—	—	—	—	61,277	57,818	$119,095
YTD 2009	137,713	—	—	—	—	—	—	—	—	—	—	—	—	—	11,242	$11,242

Total	$1,186,300	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$262,166	$326,699	$180,350	$1,664,356

Cash Collections By Year, By Year of Purchase — Purchased Bankruptcy only Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period													YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	Total

1996	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1997	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1998	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1999	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2000	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2001	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2002	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2003	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2004	7,469	—	—	—	—	—	—	—	—	743	4,554	3,956	2,777	1,455	328	$13,813
2005	29,302	—	—	—	—	—	—	—	—	—	3,777	15,500	11,934	6,845	1,960	$40,016
2006	17,643	—	—	—	—	—	—	—	—	—	—	5,608	9,455	6,522	2,435	$24,020
2007	78,933	—	—	—	—	—	—	—	—	—	—	—	2,850	27,972	13,218	$44,040
2008	109,984	—	—	—	—	—	—	—	—	—	—	—	—	14,024	17,802	$31,826
YTD 2009	71,443	—	—	—	—	—	—	—	—	—	—	—	—	—	1,522	$1,522

Total	$314,774	$—	$—	$—	$—	$—	$—	$—	$—	$743	$8,331	$25,064	$27,016	$56,818	$37,265	$155,237

Cash Collections By Year, By Year of Purchase — Entire Portfolio less Purchased Bankruptcy Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period													YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$102	$83	$46	$9,882
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	437	346	131	$24,314
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	882	616	199	$36,001
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	732	$64,738
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	1,759	$106,152
2001	33,481	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	3,036	$154,497
2002	42,325	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	4,139	$174,737
2003	61,448	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	7,439	$227,334
2004	51,709	—	—	—	—	—	—	—	—	17,276	41,921	36,468	27,973	17,884	7,367	$148,889
2005	113,909	—	—	—	—	—	—	—	—	—	15,191	59,645	57,928	42,731	16,758	$192,253
2006	90,143	—	—	—	—	—	—	—	—	—	—	17,363	43,737	34,038	14,091	$109,229
2007	179,538	—	—	—	—	—	—	—	—	—	—	—	39,413	87,039	37,652	$164,104
2008	166,931	—	—	—	—	—	—	—	—	—	—	—	—	47,253	40,016	$87,269
YTD 2009	66,270	—	—	—	—	—	—	—	—	—	—	—	—	—	9,720	$9,720

Total	$871,526	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$152,661	$183,045	$211,329	$235,150	$269,881	$143,085	$1,509,119

When we acquire a new pool of finance receivables, our estimates typically result in an 84 – 96 month projection of cash collections. The following chart shows our historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase, adjusted for buybacks.
Owned Portfolio Personnel Performance:
     We measure the productivity of each collector each month, breaking results into groups of similarly tenured collectors. The following two tables display various productivity measures that we track.
Collector by Tenure

Collector FTE at:	12/31/05	12/31/06	12/31/07	12/31/08	06/30/08	06/30/09
One year + [1]	327	340	327	452	348	587
Less than one year [2]	364	375	553	739	744	612
Total [2]	691	715	880	1,191	1,092	1,199

[1]	Calculated based on actual employees (collectors) with one year of service or more.

[2]	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.
YTD Cash Collections per Hour Paid 1

Average performance YTD	12/31/05	12/31/06	12/31/07	12/31/08	06/30/08	06/30/09
Total cash collections	$133.39	$146.03	$135.77	$131.29	$133.31	$145.20
Non-legal cash collections [2]	$89.25	$99.06	$91.93	$96.95	$97.60	$116.91
Non-bk cash collections [3]	$128.02	$132.15	$123.10	$109.82	$115.71	$116.94

[1]	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

[2]	Represents total cash collections less legal cash collections.

[3]	Represents total cash collections less bankruptcy cash collections. 2008 statistics are slightly different than those reported previously as a result of a change in the computation methodology.

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

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q22009	Q12009	Q42008	Q32008	Q22008	Q12008	Q42007	Q32007	Q22007

Call Center & Other Collections	$50,052	$50,914	$41,268	$43,949	$46,892	$44,883	$35,551	$36,001	$36,107
External Legal Collections	16,527	17,790	18,424	21,590	22,471	21,880	20,861	21,384	20,911
Internal Legal Collections	4,263	3,539	2,652	2,106	1,947	1,819	1,443	1,449	1,357
Purchased Bankruptcy Collections	19,637	17,628	16,904	15,362	13,732	10,820	7,245	6,317	6,231
     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios (amounts in thousands).

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Balance at beginning of period	$576,600	$477,754	$563,830	$410,297
Acquisitions of finance receivables, net of buybacks (1)	84,433	69,608	135,798	163,839

Cash collections applied to principal on finance receivables (2)	(36,441)	(31,995)	(75,036)	(58,769)

Balance at end of period	$624,592	$515,367	$624,592	$515,367

Estimated Remaining Collections (“ERC”)(3)	$1,237,984	$1,065,083	$1,237,984	$1,065,083

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as finance receivable amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item; however, it is provided here for informational purposes.
     The following table categorizes our life to date owned portfolios at June 30, 2009 into the major asset types represented (amounts in thousands):

			Life to Date Purchased Face
			Value of Defaulted
Asset Type	No. of Accounts	%	Consumer Receivables(1)%

Major Credit Cards	12,498	60.0%	$32,906,915	74.3%
Consumer Finance	5,068	24.3%	4,705,409	10.6%
Private Label Credit Cards	2,793	13.4%	3,565,495	8.1%
Auto Deficiency	487	2.3%	3,088,991	7.0%

Total:	20,846	100.0%	$44,266,810	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

The following chart shows details of our life to date buying activity as of June 30, 2009 (amounts in thousands). We actively seek to purchase both bankrupt and non-bankrupt accounts at any point in the delinquency cycle.

			Life to Date Purchased
			Face Value of Defaulted
			Consumer
Account Type	No. of Accounts	%	Receivables (1)%

Fresh	930	4.4%	$3,254,806	7.3%
Primary	2,802	13.4%	4,673,133	10.6%
Secondary	3,369	16.2%	5,310,950	12.0%
Tertiary	3,725	17.9%	4,722,203	10.7%
BK Trustees	2,390	11.5%	10,136,718	22.9%
Other	7,630	36.6%	16,169,000	36.5%

Total:	20,846	100.0%	$44,266,810	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.
     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically at June 30, 2009 (amounts in thousands):

			Life to Date Purchased
			Face Value of		Original Purchase Price of
	No. of		Defaulted Consumer		Defaulted Consumer
Geographic Distribution	Accounts	%	Receivables (1)%		Receivables (2)%

Texas	3,521	17%	$5,516,309	13%	$122,920	10%
California	2,069	10%	5,426,843	12%	131,556	11%
Florida	1,605	8%	4,226,337	10%	103,062	9%
New York	1,254	6%	2,892,273	7%	75,585	6%
Pennsylvania	725	3%	1,741,737	4%	50,395	4%
North Carolina	732	4%	1,576,559	4%	42,082	3%
Illinois	826	4%	1,509,666	3%	46,733	4%
Ohio	703	3%	1,475,723	3%	50,212	4%
Georgia	633	3%	1,388,936	3%	47,258	4%
New Jersey	481	2%	1,306,235	3%	35,700	3%
Michigan	548	3%	1,145,399	3%	37,721	3%
Virginia	532	3%	920,074	2%	28,392	2%
Tennessee	432	2%	910,890	2%	31,120	3%
Massachusetts	377	2%	885,330	2%	23,729	2%
Arizona	330	2%	845,052	2%	20,613	2%
South Carolina	375	2%	842,924	2%	21,998	2%
Other (3)	5,703	26%	11,656,523	25%	340,009	28%

Total:	20,846	100%	$44,266,810	100%	$1,209,085	100%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

(2)	The “Original Purchase Price of Defaulted Consumer Receivables” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

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
     As of June 30, 2009, total debt outstanding on our $365 million line of credit stood at $289.8 million which represents gross availability of $75.2 million. We believe that funds generated from operations, together with existing cash and available borrowings under our credit agreement will be sufficient to finance our current operations, planned capital expenditure requirements and internal growth at least through the next twelve months. However, we could require additional debt or equity financing if we were to make any other unplanned significant acquisitions requiring cash during that period. Accordingly, in order to be better prepared to take advantage of potential favorable selling opportunities, we intend to register securities pursuant to a shelf registration during the second half of 2009. We currently expect the dollar value of the securities to be registered to be in the $100 million to $200 million range. There can be no assurance that we will ultimately issue and sell any of the registered securities. In addition, we file taxes using the cost recovery method for income recognition. We were notified on June 21, 2007 that we were being examined by the Internal Revenue Service for the 2005 calendar year. The IRS has concluded its audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes for tax years ending December 31, 2007, 2006 and 2005. The IRS has proposed that cost recovery for tax revenue recognition does not clearly reflect income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. On April 22, 2009, we filed a formal protest of the findings contained in the examination report prepared by the IRS dated March 19, 2009. We believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that these positions will ultimately be sustained. If we are unsuccessful in our appeal, we may be required to pay our deferred taxes and interest in the near-term, possibly requiring additional financing from other sources.
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
     Our operating activities provided cash of $39.8 million and $41.3 million for the six months ended June 30, 2009 and 2008, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received for the period. The decrease was due mostly to changes in deferred taxes and a decrease in net income from $23.3 million for the six months ended June 30, 2008 to $21.8 million for the six months ended June 30, 2009 offset by an increase in the amortization of share-based compensation. The remaining changes were due to net changes in other accounts related to our operating activities.
     Our investing activities used cash of $62.4 million and $108.5 million during the six months ended June 30, 2009 and 2008, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment and company acquisitions. The majority of the decrease was due to acquisitions of finance receivables which decreased from $163.8 million for the six months ended June 30, 2008, to $135.8 million for the six months ended June 30, 2009 offset by an increase in collections applied to principal on finance receivables from $58.8 million for the six months ended June 30, 2008 to $75.0 million for the six months ended June 30, 2009.
     Our financing activities provided cash of $24.4 million and $66.8 million during the six months ended June 30, 2009 and 2008, respectively. Cash used in financing activities is primarily driven by payments on our line of credit and principal payments on long-term debt and capital lease obligations. Cash is provided by draws on our line of credit, proceeds from debt financing and stock option exercises. The majority of the change was due to a decrease in the net borrowings on our line of credit.
     Cash paid for interest was $4.1 million and $5.2 million for the six months ended June 30, 2009 and 2008, respectively. Interest was paid on our line of credit, long-term debt and capital lease obligations. The decrease was mainly due to a decrease in our weighted average interest rate which decreased to 2.74% for the six months ended

June 30, 2009 as compared to 4.90% for the six months ended June 30, 2008 offset by an increase in our average borrowings for the six months ended June 30, 2009 compared to the same period in 2008.
     On November 29, 2005, we entered into a Loan and Security Agreement for a revolving line of credit. The agreement has been amended six times to add additional lenders and ultimately increase the total availability of credit under the line to $365 million. The agreement is a line of credit in an amount equal to the lesser of $365 million or 30% of our ERC of all our eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40%, which was 1.71% at June 30, 2009, and the facility expires on May 2, 2011. We also pay an unused line fee equal to three-tenths of one percent, or 30 basis points, on any unused portion of the line of credit. The loan is collateralized by substantially all our tangible and intangible assets. The agreement provides as follows:
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
     As of June 30, 2009 and 2008, outstanding borrowings under the facility totaled $289,800,000 and $234,300,000, respectively, of which $50,000,000 was part of the non-revolving fixed rate sub-limit which bears interest at 6.80% and expires on May 4, 2012. As of June 30, 2009, we were in compliance with all of the covenants of the agreement.
Contractual Obligations
     Our contractual obligations at June 30, 2009 are as follows (amounts in thousands):

	Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$19,863	$3,741	$6,291	$5,373	$4,458
Line of Credit (1)	312,628	9,958	302,670	—	—
Long-term Debt	1,946	730	1,216	—	—
Purchase Commitments (2)	53,605	53,330	273	2	—
Employment Agreements	9,506	4,344	5,162	—	—

Total	$397,548	$72,103	$315,612	$5,375	$4,458

(1)	To the extent that a balance is outstanding on our lines of credit, the revolving portion would be due in May, 2011 and the non-revolving fixed rate sub-limit portion would be due in May 2012. This amount also includes estimated interest and unused line fees due on the line of credit for both the fixed rate and variable rate components as well as interest due on our interest rate swap. This estimate also assumes that the balance on the line of credit remains constant from the June 30, 2009 balance of $289.8 million and the balance is paid in full at its respective maturity.

(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $47.6 million.

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
     In April 2009, the Financial Accounting Standards Board issued as final the following three staff positions related to mark-to-market accounting and accounting for impaired securities:
     FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. Additionally, FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 stresses that even though there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used to measure the fair value of the asset or liability, the main objective of fair value accounting measurements remains the same. As defined by the FSP, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date under current market conditions. Additionally, FSP 157-4 amends FASB Statement No. 157’s required disclosures. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, although early adoption is permitted for periods ending after March 15, 2009. We adopted FSP 157-4 during the second quarter of 2009, which had no material impact on our consolidated financial statements.

     FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. The new standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP 107-1 and APB 28-1 during the second quarter of 2009, and have added the required disclosures in Note 13 of our consolidated financial statements.
     FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and 124-2”), amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment. FSP 115-2 and 124-2 requires that unless there is an intent or requirement to sell a debt security, only the amount of the estimated credit loss is recorded through earnings, while the remaining mark-to-market loss is recognized as a component of equity through other comprehensive income. Additionally, FSP 115-2 and 124-2 enhances required disclosures of existing guidelines. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and will be applied to all existing and new investments in debt securities. We adopted FSP 115-2 and 124-2 during the second quarter of 2009, which had no material impact on our consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted SFAS 165 during the second quarter of 2009, and its application had no impact on our consolidated financial statements. We evaluated subsequent events through the date the accompanying financial statements were issued, which was August 7, 2009.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (“SFAS 166”) to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We believe SFAS 166 will have no material impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We believe SFAS 167 will have no material impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS

168”). Under SFAS 168, The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of SFAS 168 and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76. We believe SFAS 168 will have no material impact on our consolidated financial statements.
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
     We establish valuation allowances for all acquired accounts subject to SOP 03-3 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At June 30, 2009, we had a $33,760,000 valuation allowance on our finance receivables. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.
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
     We believe that, at June 30, 2009, there was no impairment of goodwill or other intangible assets. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill.

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
     Our exposure to market risk relates to interest rate risk with our variable rate credit line. The average borrowings on our variable rate credit line were $221.0 million for the three months ended June 30, 2009. Assuming a 200 basis point increase in interest rates, interest expense would have increased by $1.1 million and $0.9 million for the three months ended June 30, 2009 and 2008, respectively. At June 30, 2009 and 2008, we had $239.8 million and $184.3 million, respectively, of variable rate debt outstanding on our credit line. We do not have any other variable rate debt outstanding at June 30, 2009. Significant increases in future interest rates on the variable rate credit line could lead to a material decrease in future earnings assuming all other factors remained constant.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On June 1, 2009, we convened our Annual Meeting of Stockholders in Norfolk, Virginia. The matters voted on at the meeting were: (1) the election of two directors, each serving for a term of three years, and (2) the ratification of the selection of KPMG LLP as our independent auditors for the year ending December 31, 2009.
     The voting was as follows for the election of directors:

Election of Directors:	FOR	WITHHELD
Steven D. Fredrickson	13,812,363	164,518

Penelope W. Kyle	13,837,381	139,500

     The voting was as follows for the ratification of the selection of KPMG LLP as our independent auditors for the year ending December 31, 2009:

Ratification of independent auditors:	FOR	WITHHELD	ABSTAIN
KPMG LLP	13,931,101	31,120	14,660
     There were no broker non-votes.

Item 5.	Other Information
None.

Item 6.	Exhibits

31.1	Section 302 Certifications of Chief Executive Officer.

31.2	Section 302 Certifications of Chief Financial Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)
Date: August 7, 2009	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 7, 2009	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)