Form 10-Q
period 2009-09-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2009-11-06
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
YES ☐       NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 19, 2009
Common Stock, $0.01 par value	15,491,725

PORTFOLIO RECOVERY ASSOCIATES, INC.
INDEX

Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) as of September 30, 2009 and December 31, 2008	3

Consolidated Income Statements (unaudited) For the three and nine months ended September 30, 2009 and 2008	4

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (unaudited) For the nine months ended September 30, 2009	5

Consolidated Statements of Cash Flows (unaudited) For the nine months ended September 30, 2009 and 2008	6

Notes to Consolidated Financial Statements (unaudited)	7-21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-45

Item 3. Quantitative and Qualitative Disclosure About Market Risk	45

Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	45-46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3. Defaults Upon Senior Securities	46

Item 4. Submission of Matters to a Vote of the Security Holders	46

Item 5. Other Information	46

Item 6. Exhibits	46

SIGNATURES	47

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008
(unaudited)
(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$19,874	$13,901
Finance receivables, net	660,879	563,830
Accounts receivable, net	6,909	8,278
Income taxes receivable	5,893	3,587
Property and equipment, net	22,093	23,884
Goodwill	29,299	27,546
Intangible assets, net	11,425	13,429
Other assets	3,310	3,385

Total assets	$759,682	$657,840

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$3,957	$3,438
Accrued expenses	3,463	4,314
Accrued payroll and bonuses	11,294	9,850
Deferred tax liability	110,333	88,070
Line of credit	306,300	268,300
Long-term debt	1,663	—
Obligations under capital lease	—	5
Derivative instrument	566	—

Total liabilities	437,576	373,977

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares — 0	—	—
Common stock, par value $0.01, authorized shares, 30,000, 15,573 issued and 15,491 outstanding shares at September 30, 2009, and 15,398 issued and 15,286 outstanding shares at December 31, 2008	155	153
Additional paid-in capital	81,358	74,574
Retained earnings	240,939	209,047
Accumulated other comprehensive (loss)/income, net of tax	(346)	89

Total stockholders’ equity	322,106	283,863

Total liabilities and stockholders’ equity	$759,682	$657,840

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the three and nine months ended September 30, 2009 and 2008
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Income recognized on finance receivables, net	$54,336	$52,738	$159,650	$158,412
Commissions	14,229	15,831	48,225	37,874

Total revenues	68,565	68,569	207,875	196,286

Operating expenses:
Compensation and employee services	26,844	22,983	79,940	64,983
Legal and agency fees and costs	11,296	14,386	34,460	39,530
Outside fees and services	2,284	2,323	6,854	6,870
Communications	3,472	2,263	11,157	7,535
Rent and occupancy	1,270	1,123	3,515	2,830
Other operating expenses	2,341	1,912	6,565	4,863
Depreciation and amortization	2,269	2,162	6,874	5,138

Total operating expenses	49,776	47,152	149,365	131,749

Income from operations	18,789	21,417	58,510	64,537

Other income and (expense):
Interest income	—	34	3	67
Interest expense	(1,964)	(3,066)	(5,891)	(8,215)

Income before income taxes	16,825	18,385	52,622	56,389

Provision for income taxes	6,729	6,930	20,730	21,638

Net income	$10,096	$11,455	$31,892	$34,751

Net income per common share:
Basic	$0.65	$0.75	$2.07	$2.28
Diluted	$0.65	$0.75	$2.07	$2.27
Weighted average number of shares outstanding:
Basic	15,466	15,267	15,392	15,210
Diluted	15,502	15,336	15,428	15,280
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
For the nine months ended September 30, 2009
(unaudited)
(Amounts in thousands)

		Additional		Accumulated Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	(Loss)/Income	Equity
Balance at December 31, 2008	$153	$74,574	$209,047	$89	$283,863

Net income	—	—	31,892	—	31,892
Net unrealized change in:
Interest rate swap derivative, net of tax	—	—	—	(435)	(435)

Comprehensive income					31,457

Exercise of stock options and vesting of nonvested shares	2	1,628	—	—	1,630
Issuance of common stock for acquisition	—	1,170	—	—	1,170
Amortization of share-based compensation	—	3,240	—	—	3,240
Income tax benefit from share-based compensation	—	746	—	—	746

Balance at September 30, 2009	$155	$81,358	$240,939	$(346)	$322,106

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2009 and 2008
(unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$31,892	$34,751
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	3,240	442
Depreciation and amortization	6,874	5,138
Deferred tax expense	22,000	23,771
Changes in operating assets and liabilities:
Other assets	(14)	182
Accounts receivable	1,369	(77)
Accounts payable	520	(77)
Income taxes	(2,306)	(513)
Accrued expenses	(851)	567
Accrued payroll and bonuses	1,443	1,875

Net cash provided by operating activities	64,167	66,059

Cash flows from investing activities:
Purchases of property and equipment	(3,079)	(4,041)
Acquisition of finance receivables, net of buybacks	(210,116)	(214,172)
Collections applied to principal on finance receivables	113,067	89,039
Company acquisitions, including acquisition costs and net of cash acquired	(100)	(25,791)

Net cash used in investing activities	(100,228)	(154,965)

Cash flows from financing activities:
Proceeds from exercise of options	1,630	594
Income tax benefit from share-based compensation	746	368
Proceeds from line of credit	84,500	146,300
Principal payments on line of credit	(46,500)	(47,000)
Proceeds from long-term debt	2,036	—
Principal payments on long-term debt	(373)	—
Principal payments on capital lease obligations	(5)	(80)

Net cash provided by financing activities	42,034	100,182

Net increase in cash and cash equivalents	5,973	11,276

Cash and cash equivalents, beginning of period	13,901	16,730

Cash and cash equivalents, end of period	$19,874	$28,006

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,028	$8,272
Cash paid for income taxes	$321	$3

Noncash investing and financing activities:
Common stock issued for acquisition	$1,170	$1,847
Net unrealized change in fair value of derivative instrument	$(655)	$—
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
     The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I, PRA Holding II, Anchor, IGS, RDS and MuniServices. Under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting” (“ASC 280”), the Company has determined that it has several operating segments that meet the aggregation criteria of ASC 280, and therefore, it has one reportable segment, accounts receivable management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of September 30, 2009, its consolidated income statements for the three and nine months ended September 30, 2009 and 2008, its consolidated statement of changes in stockholders’ equity and comprehensive income for the nine months ended September 30, 2009, and its consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008. The consolidated income statements of the Company for the three and nine months ended September 30, 2009 may not be indicative of future results. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2008.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     The Company accounts for its investment in finance receivables under the guidance of FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Under ASC 310-30, static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under ASC 310-30, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received (as was permitted under the prior accounting guidance), the carrying value of a pool would be written down to maintain the then current IRR and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheet. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as finance receivable amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. The Company generally does not allow accretion in the first six to twelve months; accordingly, the Company utilizes either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At September 30, 2009 and 2008, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $3,619,322 and $3,546,509, respectively.
     The Company establishes valuation allowances for all acquired accounts subject to ASC 310-30 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At September 30, 2009 and 2008, the Company had an allowance against its finance receivables of $41,770,000 and $14,755,000, respectively. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company implements the accounting for income recognized on finance receivables under ASC 310-30 as follows. The Company creates each accounting pool using its projections of estimated cash flows and expected economic life. The Company then computes the effective yield that fully amortizes the pool to the end of its expected economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, the Company balances those results to the data contained in its proprietary models to ensure accuracy, then reviews each accounting pool watching for trends, actual performance versus projections and curve shape, sometimes re-forecasting future cash flows utilizing the Company’s statistical models. The review process is primarily performed by the Company’s finance staff; however, the Company’s operational and statistical staffs may also be involved depending upon actual cash flow results achieved. To the extent there is overperformance, the Company will either increase the yield or release the allowance, if persuasive evidence indicates that the overperformance is considered to be a significant betterment, or, if the overperformance is considered more of an acceleration of cash flows (a timing difference), adjust future cash flows downward which effectively extends the amortization period, or take no action at all if the amortization period is reasonable and falls within the pools’ expected economic life. To the extent there is underperformance, the Company will book an allowance if the underperformance is significant and will also consider revising future cash flows based on current period information, or take no action if the pool’s amortization period is reasonable and falls within the currently projected economic life.
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at September 30, 2009 and 2008 was $3,262,929 and $3,013,671, respectively. During the three and nine months ended September 30, 2009, the Company capitalized $156,248 and $805,962, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2008, the Company capitalized $198,257 and $1,065,786, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2009, the Company amortized $206,270 and $621,593, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2008, the Company amortized $153,391 and $487,031, respectively, of these direct acquisition fees.
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
     Changes in finance receivables, net for the three and nine months ended September 30, 2009 and 2008 are as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Balance at beginning of period	$624,592	$515,367	$563,830	$410,297
Acquisitions of finance receivables, net of buybacks	74,318	50,333	210,116	214,172

Cash collections	(92,367)	(83,008)	(272,717)	(247,451)
Income recognized on finance receivables, net	54,336	52,738	159,650	158,412

Cash collections applied to principal	(38,031)	(30,270)	(113,067)	(89,039)

Balance at end of period	$660,879	$535,430	$660,879	$535,430

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     At the time of acquisition, the life of each pool is generally estimated to be between 84 to 96 months based on projected amounts and timing of future cash receipts using the proprietary models of the Company. As of September 30, 2009, the Company had $660,879,132 in net finance receivables. Based upon current projections, cash collections applied to principal are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

September 30, 2010	$136,625
September 30, 2011	162,067
September 30, 2012	161,128
September 30, 2013	122,993
September 30, 2014	51,970
September 30, 2015	21,598
September 30, 2016	4,028
September 30, 2017	470

$660,879

     During the three and nine months ended September 30, 2009, the Company purchased approximately $1.75 billion and $6.09 billion, respectively, in face value of charged-off consumer receivables. During the three and nine months ended September 30, 2008, the Company purchased approximately $857.2 million and $3.28 billion, respectively, in face value of charged-off consumer receivables. At September 30, 2009, the estimated remaining collections (“ERC”) on the receivables purchased in the three months ended September 30, 2009 and 2008 were $165.3 million and $82.6 million, respectively. At September 30, 2009, the estimated remaining collections (“ERC”) on the receivables purchased in the nine months ended September 30, 2009 and 2008 were $453.8 million and $294.4 million, respectively.
     Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of September 30, 2009 and 2008. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Reclassifications to nonaccretable difference from accretable yield results from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three and nine months ended September 30, 2009 and 2008 were as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Balance at beginning of period	$613,392	$549,716	$551,735	$492,269
Income recognized on finance receivables, net	(54,336)	(52,738)	(159,650)	(158,412)
Additions	106,359	57,184	303,195	220,573
Reclassifications (to)/from nonaccretable difference	5,618	(4,592)	(24,247)	(4,860)

Balance at end of period	$671,033	$549,570	$671,033	$549,570

     The Company recorded allowance charges on pools that had underperformed the Company’s most recent expectations during the three and nine months ended September 30, 2009 and 2008 as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Balance at beginning of period	$33,760	$10,975	$23,620	$4,230
Allowance charges recorded	8,395	3,985	19,305	10,870
Reversal of previously recorded allowance charges	(385)	(205)	(1,155)	(345)

Change in allowance charge	8,010	3,780	18,150	10,525

Balance at end of period	$41,770	$14,755	$41,770	$14,755

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Accounts Receivable, net:
     Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The balance of the allowance for doubtful accounts at September 30, 2009 and December 31, 2008 was $2.7 million and $2.0 million, respectively. The Company does not have any off balance sheet credit exposure related to its customers.
4. Line of Credit:
     On November 29, 2005, the Company entered into a Loan and Security Agreement for a revolving line of credit. The agreement has been amended six times to add additional lenders and ultimately increase the total availability of credit under the line to $365 million. The agreement is a line of credit in an amount equal to the lesser of $365 million or 30% of the Company’s ERC of all its eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40%, which was 1.65% at September 30, 2009, and the facility expires on May 2, 2011. The Company also pays an unused line fee equal to three-tenths of one percent, or 30 basis points, on any unused portion of the line of credit. The loan is collateralized by substantially all the tangible and intangible assets of the Company. The agreement provides as follows:
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
     As of September 30, 2009 and 2008, outstanding borrowings under the facility totaled $306,300,000 and $267,300,000, respectively, of which $50,000,000 was part of the non-revolving fixed rate sub-limit which bears interest at 6.80% and expires on May 4, 2012. As of September 30, 2009, the Company is in compliance with all of the covenants of the agreement.
5. Derivative Instruments:
     The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable-rate debt and their impact on earnings and cash flows. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the swap counterparty to assess the counterparty’s ability to honor its obligation. Counterparty default would expose the Company to fluctuations in variable interest rates. Based on the guidance of FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the Company records derivative financial instruments at fair value.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     The Company’s financial derivative instrument is designated and qualifies as a cash flow hedge, and the effective portion of the gain or loss on such hedge is reported as a component of other comprehensive income in the consolidated financial statements. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in other income (expense). The hedge was considered effective for the period from December 16, 2008 through December 31, 2008 and for the three and nine months ended September 30, 2009. Therefore, no amount has been recorded in the consolidated income statements related to the hedge’s ineffectiveness during 2008 or the three and nine months ended September 30, 2009. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated, as well as throughout the hedging period.
     The following table sets forth the fair value amounts of derivative instruments held by the Company as of the dates indicated (amounts in thousands):

	September 30, 2009		December 31, 2008
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments under ASC 815:
Interest rate swap contracts	$—	$566	$89	$—

Total derivatives	$—	$566	$89	$—

     Liability and asset derivatives are recorded in the liability and other asset section of the accompanying consolidated balance sheets, respectively.
     The following table sets forth the gain (loss) recorded in Accumulated Other Comprehensive Income (“AOCI”), net of tax, for the three and nine months ended September 30, 2009, for derivatives held by the Company as well as any gain (loss) reclassified from AOCI into income (amounts in thousands):

	For the three months ended September 30, 2009
	Amount of Gain or (Loss)
	Recognized in Other	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Comprehensive Income	Reclassified from	Reclassified from
	on Derivatives	AOCI into Income	AOCI into Income
	(Effective Portion)	(Effective Portion)	(Effective Portion)
Derivatives designated as hedging instruments under ASC 815:

Interest rate swap contracts	$(214)	interest income/(expense)	$—

Total derivatives	$(214)		$—

	For the nine months ended September 30, 2009
	Amount of Gain or (Loss)
	Recognized in Other	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Comprehensive Income	Reclassified from	Reclassified from
	on Derivatives	AOCI into Income	AOCI into Income
	(Effective Portion)	(Effective Portion)	(Effective Portion)
Derivatives designated as hedging instruments under ASC 815:

Interest rate swap contracts	$(435)	interest income/(expense)	$—

Total derivatives	$(435)		$—

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Amounts in accumulated other comprehensive income (loss) will be reclassified into earnings under certain situations; for example, if the occurrence of the transaction is no longer probable or no longer qualifies for hedge accounting. The Company expects to reclassify approximately $467,000 currently included in other accumulated other comprehensive income (loss) into interest expense within the next 12 months.
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
7. Property and Equipment, net:
     Property and equipment, at cost, consist of the following as of the dates indicated (amounts in thousands):

	September 30,	December 31,
	2009	2008
Software	$15,648	$14,380
Computer equipment	8,665	7,951
Furniture and fixtures	5,531	5,150
Equipment	5,928	5,370
Leasehold improvements	3,205	3,449
Building and improvements	5,979	5,948
Land	992	992
Accumulated depreciation and amortization	(23,855)	(19,356)

Property and equipment, net	$22,093	$23,884

     Depreciation and amortization expense, relating to property and equipment, for the three and nine months ended September 30, 2009 was $1,600,764 and $4,869,540, respectively. Depreciation and amortization expense, relating to property and equipment, for the three and nine months ended September 30, 2008 was $1,462,637 and $3,715,492, respectively.
     Beginning in July 2006 upon initiation of certain internally developed software projects, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), the Company began capitalizing qualifying computer software costs incurred during the application development stage and amortizing them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of September 30, 2009, the Company has incurred and capitalized $2,273,069 of these direct payroll costs and external direct costs related to software developed for internal use. Of these costs, $1,570,493 is for projects that are in the development stage and, therefore are a component of Other Assets. Once the projects are completed, the costs will be transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense for the three and nine months ended September 30, 2009 was $25,229 and $69,501, respectively. Amortization expense for the three and nine months ended September 30, 2008 was $22,136 and $66,408, respectively. The remaining unamortized costs relating to internally developed software at September 30, 2009 and 2008 were $523,079 and $410,995, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Goodwill and Intangible Assets, net:
     With the acquisition of IGS on October 1, 2004, RDS on July 29, 2005, The Palmer Group on July 25, 2007, MuniServices on July 1, 2008, and Broussard Partners and Associates, Inc. (“BPA”) on August 1, 2008, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. In accordance FASB ASC Topic 350 “Intangibles-Goodwill and Other” (“ASC 350”), the Company is amortizing the following intangible assets over the estimated useful lives as indicated:

	Customer Relationships	Non-Compete Agreements	Trademarks
IGS	7 years	3 years	—
RDS	10 years	3 years	—
The Palmer Group	2.4 years	—	—
MuniServices	11 years	3 years	14 years
BPA	10 years	2.4 years	—
     The combined original weighted average amortization period is 9.14 years. The Company reviews these relationships at least annually for impairment. Total amortization expense was $668,277 and $2,004,831 for the three and nine months ended September 30, 2009, respectively. Total amortization expense was $699,598 and $1,422,938 for the three and nine months ended September 30, 2008, respectively. In addition, goodwill, pursuant to ASC 350, is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2008, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2008, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through September 30, 2009 that would indicate a triggering event and thereby necessitate an impairment charge to goodwill or the other intangible assets. The Company will undergo its annual goodwill review during the fourth quarter of 2009. At September 30, 2009 and December 31, 2008, the carrying value of goodwill was $29,298,717 and $27,545,582, respectively. The $1,753,135 increase in the carrying value of goodwill during the nine months ended September 30, 2009 relates to additional purchase price relating to the acquisition of BPA on August 1, 2008 and MuniServices on July 1, 2008.
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
     Effective January 1, 2006, the Company adopted the provisions of FASB ASC Topic 718 “Compensation-Stock Compensation” (“ASC 718”), using the modified prospective approach. The adoption had no material impact on the Company’s Consolidated Income Statement or on previously reported interim periods. As of September 30, 2009, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program) is estimated to be $2.8 million with a weighted average remaining life of 2.5 years (not including nonvested shares granted under the Long-Term Incentive Programs). As of September 30, 2009, there is no future compensation costs related to stock options and the remaining vested stock options have a weighted average remaining life of 0.9 years. Based upon historical data, the Company used an annual forfeiture rate of 14% for stock options and 15-40% for nonvested shares for most of the employee grants. Grants made to key employee hires and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group. In addition, commensurate with the adoption of the guidance, all previous references to “restricted” stock are now referred to as “nonvested” shares.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Total share-based compensation expense was $588,595 and $3,240,301 for the three and nine months ended September 30, 2009, respectively. Total share-based compensation expense (benefit) was ($720,587) and $442,014 for the three and nine months ended September 30, 2008, respectively. The Company, in conjunction with the renewal of employment agreements with its Named Executive Officers and other senior executives, awarded nonvested shares which vested on January 1, 2009. As a result of the vesting of these shares, the Company recorded stock-based compensation expense in connection with these shares, in the amount of approximately $1.4 million during the first quarter of 2009. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of ASC 718 (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was $731,867 and $1,923,946 for the three and nine months ended September 30, 2009, respectively. The total tax benefit realized from share-based compensation was $404,965 and $857,782 for the three and nine months ended September 30, 2008, respectively.
Stock Options
     All options issued under the Amended Plan vest ratably over five years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. At September 30, 2009, 895,000 options have been granted under the Amended Plan, of which 118,955 have been cancelled. There were 0 and 33,000 antidilutive options outstanding for the three and nine months ended September 30, 2009, respectively. There were no antidilutive options outstanding for the three and nine months ended September 30, 2008.
     The Company granted no options during the three and nine months ended September 30, 2009 and 2008. All of the stock options which have been granted under the Amended Plan were granted to employees of the Company except for 40,000 which were granted to non-employee directors. The total intrinsic value of options exercised during the three and nine months ended September 30, 2009 was approximately $1,199,000 and $2,306,000, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was approximately $345,000 and $895,000, respectively.
     The following summarizes all option related transactions from December 31, 2007 through September 30, 2009 (amounts in thousands, except per share amounts):

	Options	Weighted-Average	Weighted-Average
	Outstanding	Exercise Price	Fair Value
December 31, 2007	163	$16.97	$3.25
Exercised	(38)	15.87	3.31
Cancelled	(2)	21.50	4.60

December 31, 2008	123	17.24	3.21
Exercised	(102)	15.92	3.29

September 30, 2009	21	$23.79	$2.78

     The following information is as of September 30, 2009 (amounts in thousands, except per share amounts):

	Options Outstanding				Options Exercisable
			Weighted-Average			Weighted-
Exercise	Number	Average Remaining	Exercise Price Per	Aggregate	Number	Average Exercise	Aggregate
Prices	Outstanding	Contractual Life	Share	Intrinsic Value	Exercisable	Price Per Share	Intrinsic Value
$13.00	7	0.1	$13.00	$216	7	$13.00	$216
$28.45 - $29.79	14	1.3	28.93	229	14	28.93	229

Total as of September 30, 2009	21	0.9	$23.79	$445	21	$23.79	$445

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
     The following summarizes all nonvested share transactions from December 31, 2007 through September 30, 2009 (amounts in thousands, except per share amounts):

	Nonvested Shares	Weighted-Average
	Outstanding	Price at Grant Date

December 31, 2007	123	$41.72
Granted	27	37.47
Vested	(37)	39.55
Cancelled	(15)	40.05

December 31, 2008	98	41.60
Granted	69	33.93
Vested	(73)	36.85
Cancelled	(5)	41.91

September 30, 2009	89	$39.57

     The total grant date fair value of shares vested during the three and nine months ended September 30, 2009 was $593,806 and $2,687,986, respectively. The total grant date fair value of shares vested during the three and nine months ended September 30, 2008 was $598,382 and $1,278,168, respectively.
Long-Term Incentive Programs
     Pursuant to the Amended Plan, on March 30, 2007, January 4, 2008 and January 20, 2009, the Compensation Committee approved the grant of 96,550, 80,000 and 108,720 performance-based nonvested shares, respectively. The shares were granted to key employees of the Company. For both the 2007 and 2008 grants, no estimated compensation costs have been accrued because the achievements of the performance targets of the programs were deemed unlikely to be achieved. In the future, if the Company believes that the performance targets of the programs will be achieved, an adjustment to the expense will be made at that time based on the probable outcome. The 2009 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon diluted earnings per share (“EPS”) totals for 2009, the return on owners’ equity for the three year period beginning on January 1, 2009 and ending December 31, 2011, and the relative total shareholder return as compared to a peer group, for the same three year period. The number of shares vested can double if the financial goals are exceeded or no shares can vest if the financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2009. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. At September 30, 2009, no

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
compensation expense relating to the EPS goal has been accrued as the achievement of the EPS goal is not likely to be achieved. At September 30, 2009, total future compensation costs related to nonvested share awards granted under the 2009 Long-Term Incentive Program are estimated to be approximately $1.4 million. The Company assumed a 7.5% forfeiture rate for this grant and the remaining shares have a weighted average life of 2.25 years at September 30, 2009.
10. Income Taxes:
     On July 13, 2006, the FASB issued accounting guidance on accounting for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB ASC Topic 740 “Income Taxes” (“ASC 740”). The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.
     The Company adopted the guidance with respect to all of its tax positions as of January 1, 2007. Total unrecognized tax benefits at September 30, 2009 and 2008 were $0 and $180,000, respectively. On September 15, 2008, the 2004 tax year closed and is no longer subject to examination by major taxing jurisdictions, including the Internal Revenue Service. As a result, the remaining unrecognized tax benefits balance of $180,000 was reversed. The reversal was an adjustment to additional paid-in-capital and did not affect the annual effective tax rate.
     The Company was notified on June 21, 2007 that it was being examined by the Internal Revenue Service for the 2005 calendar year. The IRS has concluded its audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes for tax years ending December 31, 2007, 2006 and 2005. The IRS has proposed that cost recovery for tax revenue recognition does not clearly reflect income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. The Company believes it has sufficient support for the technical merits of its positions and that it is more-likely-than-not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary. If the Company is unsuccessful in its appeal, it might be required to pay the related deferred taxes and any potential interest in the near-term, possibly requiring additional financing from other sources.
     At September 30, 2009, the tax years that remain subject to examination by the major taxing jurisdictions, including the Internal Revenue Service, are 2003 and 2005 and subsequent years. The 2003 tax year is still open to examination because of the net operating loss that originated in that year but was not fully utilized until the 2005 tax year.
     ASC 740 requires the recognition of interest, if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. Penalties and interest may be classified as either penalties and interest expense or

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
income tax expense. Management has elected to classify accrued penalties and interest as income tax expense. Accrued penalties and interest as of January 1, 2007, in the amount of $77,000, were recorded to beginning of year retained earnings at the date of adoption. Since January 1, 2007, the Company has accrued additional interest of approximately $34,000. Due to the approved application for change in accounting method, the balance of accrued penalties and interest was reduced by $67,000 during 2007. As a result of the lapse in the statute of limitations, the 2004 tax year closed as of September 15, 2008 resulting in the reversal of the remaining $44,000 of accrued interest. No interest or penalties were accrued or reversed in 2009.
11. Earnings per Share:
     Basic EPS are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands, except per share amounts):

	For the three months ended September 30,
	2009			2008
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$10,096	15,466	$0.65	$11,455	15,267	$0.75
Dilutive effect of stock options and nonvested share awards		36			69

Diluted EPS	$10,096	15,502	$0.65	$11,455	15,336	$0.75

	For the nine months ended September 30,
	2009			2008
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$31,892	15,392	$2.07	$34,751	15,210	$2.28
Dilutive effect of stock options and nonvested share awards		36			70

Diluted EPS	$31,892	15,428	$2.07	$34,751	15,280	$2.27

     There were 0 and 33,000 antidilutive options outstanding for the three and nine months ended September 30, 2009. There were no antidilutive options outstanding for the three and nine months ended September 30, 2008.
12. Commitments and Contingencies:
Employment Agreements:
     The Company has employment agreements with all of its executive officers and with several members of its senior management group, most of which expire on December 31, 2011. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Future compensation under these agreements is approximately $8.5 million. The agreements also contain confidentiality and non-compete provisions.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Forward Flow Agreements:
     The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at September 30, 2009 is approximately $73.9 million.
Litigation:
     The Company is from time to time subject to routine legal claims and proceedings, most of which are incidental to the ordinary course of its business. The Company initiates lawsuits against consumers and is occasionally countersued by them in such actions. Also, consumers, either individually, as a member of a class action, or through a governmental entity on behalf of consumers, may initiate litigation against the Company, in which they allege that the Company has violated a state or federal law in the process of collecting on an account. From time to time, other types of lawsuits are brought against the Company. While it is not expected that these or any other legal proceedings or claims in which the Company is involved will, either individually or in the aggregate, have a material adverse impact on the Company’s results of operations, liquidity or its financial condition, the matter described below falls outside of the normal parameters of the Company’s routine legal proceedings.
     PRA is currently a defendant in a purported class action counterclaim entitled PRA v. Barkwell, 4:09-cv-00113-CDL, which was originally filed in the Superior Court of Muscogee County, Georgia. The counterclaim, which was filed against PRA, the National Arbitration Forum (“NAF”) and MBNA American Bank, N.A., on July 29, 2009, has since been removed to the United States District Court for the Middle District of Georgia, where it is currently pending. The counterclaim alleges that in pursuing arbitration claims against Barkwell and other consumer debtors, pursuant to the terms and conditions of their respective cardholder agreements, PRA breached a duty of good faith and fair dealing and made negligent misrepresentations concerning its “arbitration practices.” The plaintiffs are seeking, among other things, to vacate the arbitration awards that PRA has obtained before NAF and have PRA disgorge the amounts collected with respect to such awards. It is not possible at this time to accurately estimate the possible loss, if any. PRA believes it has meritorious defenses to the allegations made in this counterclaim and intends to defend itself vigorously against them.
13. Estimated Fair Value of Financial Instruments:
     The accompanying consolidated financial statements include various estimated fair value information as of September 30, 2009, as required by FASB ASC Topic 825 “Financial Instruments” (“ASC 825”). ASC 825 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 825 also requires the consideration of differing levels of inputs in the determination of fair values. Based upon the fact there are no quoted prices in active markets or other observable market data, the Company used unobservable inputs for computation of the fair value of finance receivables, net. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.
     Cash and cash equivalents: The carrying amount approximates fair value.
     Finance receivables, net: The Company records purchased receivables at cost, which represents a significant discount from the contractual receivable balances due. The cost of the receivables is reduced as cash is received based upon the guidance of ASC 310-30. The carrying amount of finance receivables, net, as of September 30, 2009 was approximately $661 million. The Company computed the fair value of these receivables using proprietary pricing models that the Company utilizes to make portfolio purchase decisions. As of September 30, 2009, using the aforementioned methodology, the Company computed the approximate fair value to be $767 million.
     Long-term debt: The carrying amount approximates fair value, as the interest rates approximate the rate currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Line of credit: The carrying amount approximates fair value, as the interest rates approximate the rate currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers.
     Derivative instrument: The interest rate swap is recorded at fair value, which is determined using pricing models developed based on the LIBOR swap rate and other observable market data, adjusted for nonperformance risk of both the counterparty and the Company.
14. Recent Accounting Pronouncements:
     In December 2007, the FASB issued guidance which clarifies the accounting for business combinations in accordance with FASB ASC Topic 805 “Business Combinations” (“ASC 805”). The guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. It also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The guidance is effective for acquisitions consummated in fiscal years beginning after December 15, 2008. The Company adopted the guidance on January 1, 2009, which had no material impact on its consolidated financial statements.
     In December 2007, the FASB issued guidance on noncontrolling interests in consolidated financial statements. This guidance requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. The guidance is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company adopted the guidance on January 1, 2009, which had no material impact on its consolidated financial statements.
     In March 2008, the FASB issued disclosure requirements regarding derivative instruments and hedging activities. Entities must now provide enhanced disclosures on an interim and annual basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for, and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. The guidance is effective for periods beginning on or after November 15, 2008. The Company adopted the guidance effective January 1, 2009 and has added the required narrative and tabular disclosure in Note 5 of its consolidated financial statements.
     In April 2008, the FASB issued guidance regarding the determination of the useful life of intangible assets. In developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. The guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted the guidance on January 1, 2009, which had no material impact on its consolidated financial statements.
     In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The Company adopted the guidance during the second quarter of 2009, which had no material impact on its consolidated financial statements.
     In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
interim and annual financial statements. The standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these requirements during the second quarter of 2009, and has added the required disclosure in Note 13 of its consolidated financial statements.
     In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments on investments in debt securities. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). The guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and will be applied to all existing and new investments in debt securities. The Company adopted the guidance during the second quarter of 2009, which had no material impact on its consolidated financial statements.
     In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance, which falls under ASC Topic 855 “Subsequent Events”, provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the guidance during the second quarter of 2009, and its application had no impact on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 6, 2009.
     In June 2009, the FASB issued guidance on accounting for transfers of financial to improve the reporting for the transfer of financial assets. The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company believes the guidance will have no material impact on its consolidated financial statements.
     In June 2009, the FASB issued guidance on consolidation of variable interest entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company believes the guidance will have no material impact on its consolidated financial statements.
     In June 2009, the FASB issued The FASB Accounting Standards Codification (“Codification”). The Codification became the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the quarter ending September 30, 2009. There was no impact to its consolidated financial statements as this change is disclosure-only in nature.

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
Results of Operations
     We are a full service provider of outsourced receivables management and related services. The results of operations include the financial results of Portfolio Recovery Associates, Inc. and all of our subsidiaries who are all in the accounts receivable management business. Under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting” (“ASC 280”), we have determined that we have several operating segments that meet the aggregation criteria of ASC 280, and therefore, we have one reportable segment, accounts receivable management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.
     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues:
Income recognized on finance receivables, net	79.2%	76.9%	76.8%	80.7%
Commissions	20.8%	23.1%	23.2%	19.3%

Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	39.2%	33.5%	38.5%	33.1%
Legal and agency fees and costs	16.5%	21.0%	16.6%	20.2%
Outside fees and services	3.3%	3.4%	3.3%	3.5%
Communications	5.1%	3.3%	5.4%	3.8%
Rent and occupancy	1.9%	1.6%	1.7%	1.4%
Other operating expenses	3.4%	2.8%	3.1%	2.5%
Depreciation and amortization	3.3%	3.2%	3.3%	2.6%

Total operating expenses	72.7%	68.8%	71.9%	67.1%

Income from operations	27.3%	31.2%	28.1%	32.9%
Other income and (expense):
Interest income	0.0%	0.1%	0.1%	0.0%
Interest expense	(2.9%)	(4.5%)	(2.8%)	(4.2%)

Income before income taxes	24.4%	26.8%	25.4%	28.7%
Provision for income taxes	9.8%	10.1%	10.0%	11.0%

Net income	14.6%	16.7%	15.4%	17.7%

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

Three Months Ended September 30, 2009 Compared To Three Months Ended September 30, 2008
Revenues
     Total revenues were $68.6 million for the three months ended September 30, 2009 and 2008.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $54.3 million for the three months ended September 30, 2009, an increase of $1.6 million or 3.0% compared to income recognized on finance receivables, net of $52.7 million for the three months ended September 30, 2008. The increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $92.4 million for the three months ended September 30, 2009 compared to $83.0 million for the three months September 30, 2008. This was offset by an increase in our finance receivables amortization rate, including the allowance charge, to 41.2% for the three months ended September 30, 2009, compared to 36.5% for the three months ended September 30, 2008. During the three months ended September 30, 2009, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $1.75 billion at a cost of $76.7 million. During the three months ended September 30, 2008, we acquired defaulted consumer receivable portfolios with an aggregate face value of $857.2 million at a cost of $52.3 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended September 30, 2009, we recorded net allowance charges of $8,010,000. For the three months ended September 30, 2008, we recorded net allowance charges of $3,780,000. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables would include: overall market pricing for pools of consumer receivables (which is driven by both supply and demand), new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff. Due to the extraordinary deterioration of the U.S. economy beginning in the fourth quarter of 2008, our collection efforts have become more challenging, which has exacerbated the typical effects of these external and internal factors. These combined factors have contributed to the valuation allowances that we have recorded during the three months ended September 30, 2009.
Commissions
     Commissions were $14.2 million for the three months ended September 30, 2009, a decrease of $1.6 million or 10.1% compared to commissions of $15.8 million for the three months ended September 30, 2008. Commissions decreased as a result of a decrease in revenue generated by our IGS fee-for-service business and MuniServices government revenue enhancement and services business, partially offset by an increase in revenue generated by our RDS government processing and collection business as compared to the prior year period.

Operating Expenses
     Total operating expenses were $49.8 million for the three months ended September 30, 2009, an increase of $2.6 million or 5.5% compared to total operating expenses of $47.2 million for the three months ended September 30, 2008. Total operating expenses, including compensation and employee services expenses, were 46.7% of cash receipts for the three months ended September 30, 2009 compared to 47.7% for the same period in 2008.
Compensation and Employee Services
     Compensation and employee services expenses were $26.8 million for the three months ended September 30, 2009, an increase of $3.8 million or 16.5% compared to compensation and employee services expenses of $23.0 million for the three months ended September 30, 2008. This increase is mainly due to an overall increase in our owned portfolio collection staff. Compensation and employee services expenses increased as total employees grew 10.8% to 2,146 as of September 30, 2009 from 1,937 as of September 30, 2008. In addition, during the third quarter of 2008, we reversed $1.4 million of estimated share-based compensation costs that had been accrued in 2007 and 2008 relating to the 2007 Long Term Incentive Program. Compensation and employee services expenses as a percentage of cash receipts increased to 25.2% for the three months ended September 30, 2009 from 23.3% of cash receipts for the same period in 2008.
Legal and Agency Fees and Costs
     Legal and agency fees and costs expenses were $11.3 million for the three months ended September 30, 2009, a decrease of $3.1 million or 21.5% compared to legal and agency fees and costs of $14.4 million for the three months ended September 30, 2008. Of the $3.1 million decrease, $2.5 million was attributable to a decrease in legal fees and costs incurred resulting from accounts referred to both our in house attorneys and outside independent contingent fee attorneys. The remaining $0.6 million decrease was attributable to a decrease in agency fees mainly incurred by our IGS subsidiary. Total outside legal expenses paid to independent contingent fee attorneys for the three months ended September 30, 2009 were 47.7% of legal cash collections generated by independent contingent fee attorneys compared to 43.0% for the three months ended September 30, 2008. Outside legal fees and costs paid to independent contingent fee attorneys decreased from $9.3 million for the three months ended September 30, 2008 to $7.3 million, a decrease of $2.0 million or 21.5%, for the three months ended September 30, 2009. Additionally, as disclosed previously, we also effectuate legal collections using our own in-house attorneys. Total legal expenses incurred by our in-house attorneys for the three months ended September 30, 2009 were 6.9% of legal cash collections generated by our in-house attorneys compared to 45.8% for the three months ended September 30, 2008. Legal fees and costs incurred by our in-house attorneys decreased from $1.0 million for the three months ended September 30, 2008 to $0.4 million, a decrease of $0.6 million or 60.0%, for the three months ended September 30, 2009.
Outside Fees and Services
     Outside fees and services expenses were $2.3 million for the three months ended September 30, 2009 and 2008.
Communications
     Communications expenses were $3.5 million for the three months ended September 30, 2009, an increase of $1.2 million or 52.2% compared to communications expenses of $2.3 million for the three months ended September 30, 2008. The increase was mainly due to a growth in mailings due to an increase in special letter campaigns which increased by $1.2 million for the three months ended September 30, 2009 when compared to the year ago period.
Rent and Occupancy
     Rent and occupancy expenses were $1,270,000 for the three months ended September 30, 2009, an increase of $147,000 or 13.1% compared to rent and occupancy expenses of $1,123,000 for the three months ended September 30, 2008. The increase was primarily due to relocation of our IGS business to another location, as well as increased utility charges.

Other Operating Expenses
     Other operating expenses were $2.3 million for the three months ended September 30, 2009, an increase of $0.4 million or 21.1% compared to other operating expenses of $1.9 million for the three months ended September 30, 2008. The increase was mainly due to increases in various expenses when compared to the prior year period. No individual item represents a significant portion of the overall increase.
Depreciation and Amortization
     Depreciation and amortization expenses were $2.3 million for the three months ended September 30, 2009, an increase of $0.1 million or 4.5% compared to depreciation and amortization expenses of $2.2 million for the three months ended September 30, 2008. The increase is mainly the result of continued capital expenditures on equipment, software, and computers related to our growth and systems upgrades.
Interest Income
     Interest income was $0 for the three months ended September 30, 2009, a decrease of $34,000 compared to interest income of $34,000 for the three months ended September 30, 2008. This decrease is the result of lower average invested cash and cash equivalents balances during the three months ended September 30, 2009 compared to the same period in 2008.
Interest Expense
     Interest expense was $2.0 million for the three months ended September 30, 2009, a decrease of $1.1 million compared to interest expense of $3.1 million for the three months ended September 30, 2008. The decrease was mainly due to a decrease in our weighted average variable interest rate which decreased to 2.56% for the three months ended September 30, 2009 as compared to 4.57% for the three months ended September 30, 2008, partially offset by an increase in our average borrowings for the three months ended September 30, 2009 compared to the same period in 2008.
Provision for Income Taxes
     Income tax expense was $6.7 million for the three months ended September 30, 2009, a decrease of $0.2 million or 2.9% compared to income tax expense of $6.9 million for the three months ended September 30, 2008. The decrease is mainly due to a decrease of 8.5% in income before taxes for the three months ended September 30, 2009 when compared to the same period in 2008 which was offset by an increase in the effective tax rate for the three months ended September 30, 2009, which was 40.0% compared to 37.7% for the same period in 2008.
Nine Months Ended September 30, 2009 Compared To Nine Months Ended September 30, 2008
Revenues
     Total revenues were $207.9 million for the nine months ended September 30, 2009, an increase of $11.6 million or 5.9% compared to total revenues of $196.3 million for the nine months ended September 30, 2008.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $159.7 million for the nine months ended September 30, 2009, an increase of $1.3 million compared to income recognized on finance receivables, net of $158.4 million for the nine months ended September 30, 2008. The increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $272.7 million for the nine months ended September 30, 2009 compared to $247.5 million for the nine months ended September 30, 2008. This was offset by an increase in our finance receivables amortization rate, including the allowance charge, to 41.5% for the nine months ended September 30, 2009, compared to 36.0% for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $6.09 billion at a cost of $213.8 million. During the nine months ended September 30, 2008, we acquired defaulted consumer receivable portfolios with an aggregate face value of $3.28 billion at a cost of $218.8 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under ASC 310-30, which requires that a valuation allowance be recorded for significant decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the nine months ended September 30, 2009, we recorded net allowance charges of $18,150,000. For the nine months ended September 30, 2008, we recorded net allowance charges of $10,525,000. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables would include: overall market pricing for pools of consumer receivables (which is driven by both supply and demand), new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff. Due to the extraordinary deterioration of the U.S. economy beginning in the fourth quarter of 2008, our collection efforts have become more challenging, which has exacerbated the typical effects of these external and internal factors. These combined factors have contributed to the $7,625,000 increase in valuation allowances for the nine months ended September 30, 2009 as compared to the prior year period.
Commissions
     Commissions were $48.2 million for the nine months ended September 30, 2009, an increase of $10.3 million or 27.2% compared to commissions of $37.9 million for the nine months ended September 30, 2008. Commissions grew as a result of the acquisitions of MuniServices on July 1, 2008 and BPA on August 1, 2008, as well as an increase in revenue generated by our RDS government processing and collection business, partially offset by a decrease in revenue generated by our IGS fee-for-service business and our Anchor contingent fee business, which ceased operations in the second quarter of 2008, as compared to the prior year period.
Operating Expenses
     Total operating expenses were $149.4 million for the nine months ended September 30, 2009, an increase of $17.7 million or 13.4% compared to total operating expenses of $131.7 million for the nine months ended September 30, 2008. Total operating expenses, including compensation and employee services expenses, were 46.5% of cash receipts for the nine months ended September 30, 2009 compared to 46.2% for the same period in 2008.
Compensation and Employee Services
     Compensation and employee services expenses were $79.9 million for the nine months ended September 30, 2009, an increase of $14.9 million or 22.9% compared to compensation and employee services expenses of $65.0 million for the nine months ended September 30, 2008. This increase is mainly due to the acquisition of MuniServices as well as an overall increase in our owned portfolio collection staff. In addition, in conjunction with the renewal of their employment agreements, our Named Executive Officers and other senior executives were awarded nonvested shares which vested on January 1, 2009. As a result of the vesting of these shares, we recorded stock-based compensation expense in connection with these shares, in the amount of approximately $1.4 million during the first quarter of 2009. This was offset by a reversal $1.4 million of estimated share-based compensation costs in the third quarter of 2008, that had been accrued in 2007 and 2008 relating to the 2007 Long Term Incentive Program. Compensation and employee services expenses increased as total employees grew 10.8% to 2,146 as of September 30, 2009 from 1,937 as of September 30, 2008. Compensation and employee services expenses as a percentage of cash receipts increased to 24.9% for the nine months ended September 30, 2009 from 22.8% of cash receipts for the same period in 2008.
Legal and Agency Fees and Costs
     Legal and agency fees and costs expenses were $34.5 million for the nine months ended September 30, 2009, a decrease of $5.0 million or 12.7% compared to legal and agency fees and costs of $39.5 million for the nine months ended September 30, 2008. Of the $5.0 million decrease, $4.9 million was attributable to a decrease in legal fees and costs incurred resulting from accounts referred to both our in house attorneys and outside independent contingent fee attorneys. The remaining $0.1 million decrease was attributable to a decrease in agency fees mainly incurred by our IGS subsidiary. Total outside legal expenses paid to independent contingent fee attorneys for the nine months ended September 30, 2009 were 41.0% of legal cash collections generated by independent contingent fee attorneys compared to 38.5% for the nine months ended September 30, 2008. Outside legal fees and costs paid to independent contingent fee attorneys decreased from $25.4 million for the nine months ended September 30, 2008 to $20.3 million, a decrease of $5.1 million or 20.1%, for the nine months ended September 30, 2009. Additionally, as disclosed previously, we also effectuate legal collections using our own in-house attorneys. Total legal expenses incurred by our in-house attorneys for the nine months ended September 30, 2009 were 18.4% of legal cash collections generated by our in-house attorneys compared to 40.6% for the nine months ended September 30, 2008. Legal fees and costs incurred by our in-house attorneys increased from $2.4 million for the nine months ended September 30, 2008 to $2.6 million, an increase of $0.2 million or 8.3%, for the nine months ended September 30, 2009.
Outside Fees and Services
     Outside fees and services expenses were $6.9 million for the nine months ended September 30, 2009 and 2008.
Communications
     Communications expenses were $11.2 million for the nine months ended September 30, 2009, an increase of $3.7 million or 49.3% compared to communications expenses of $7.5 million for the nine months ended September 30, 2008. The increase was mainly due to a growth in mailings due to an increase in special letter campaigns which increased by $3.3 million for the nine months ended September 30, 2009 when compared to the year ago period. The remaining increase was attributable to higher telephone expenses driven by a greater number of defaulted consumer receivables to work, as well as a significant expansion of our automated dialer seats and related calls that are generated by the dialer.
Rent and Occupancy
     Rent and occupancy expenses were $3.5 million for the nine months ended September 30, 2009, an increase of $0.7 million or 25.0% compared to rent and occupancy expenses of $2.8 million for the nine months ended September 30, 2008. The increase was primarily due to the acquisition of MuniServices and the relocation of our IGS business to another location, as well as increased utility charges.
Other Operating Expenses
     Other operating expenses were $6.6 million for the nine months ended September 30, 2009, an increase of $1.7 million or 34.7% compared to other operating expenses of $4.9 million for the nine months ended September 30, 2008. The increase was due to increases in various expenses mainly as a result of the addition of MuniServices and BPA when compared to the prior year period. No individual item represents a significant portion of the overall increase.

Depreciation and Amortization
     Depreciation and amortization expenses were $6.9 million for the nine months ended September 30, 2009, an increase of $1.8 million or 35.3% compared to depreciation and amortization expenses of $5.1 million for the nine months ended September 30, 2008. The increase is mainly due to additional expenses incurred related to the depreciation and amortization of the tangible and intangible assets acquired in the acquisition of MuniServices and the acquisition of the assets of BPA.
Interest Income
     Interest income was $3,000 for the nine months ended September 30, 2009, a decrease of $64,000 compared to interest income of $67,000 for the nine months ended September 30, 2008. This decrease is the result of lower average invested cash and cash equivalents balances during the nine months ended September 30, 2009 compared to the same period in 2008.
Interest Expense
     Interest expense was $5.9 million for the nine months ended September 30, 2009, a decrease of $2.3 million compared to interest expense of $8.2 million for the nine months ended September 30, 2008. The decrease was mainly due to a decrease in our weighted average variable interest rate which decreased to 2.67% for the nine months ended September 30, 2009 as compared to 4.77% for the nine months ended September 30, 2008 partially offset by an increase in our average borrowings for the nine months ended September 30, 2009 compared to the same period in 2008.
Provision for Income Taxes
     Income tax expense was $20.7 million for the nine months ended September 30, 2009, a decrease of $0.9 million or 4.2% compared to income tax expense of $21.6 million for the nine months ended September 30, 2008. The decrease is mainly due to a decrease of 6.7% in income before taxes for the nine months ended September 30, 2009 when compared to the same period in 2008. The effective tax rate for the nine months ended September 30, 2009 was 39.4% compared to 38.4% for the same period in 2008.

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
     Additionally however, the way we initially book newly acquired pools of accounts and how we forecast future estimated collections for any given portfolio of accounts has evolved over the years due to a number of factors including the current economic situation. Since our revenue recognition under ASC 310-30 is driven by both the ultimate magnitude of estimated lifetime collections, as well as the timing of those collections, we have progressed towards booking new portfolio purchases using a higher confidence level for both collection amount and pace. Subsequent to the initial booking, as we gain collection experience and comfort with a pool of accounts, we continuously update estimated remaining collections (“ERC”) as time goes on. Since our inception, these processes have tended to cause the ratio of collections to purchase price multiple for any given year of buying to gradually increase over time. As a result, our estimate of lifetime collections to purchase price has shown relatively steady increases as pools have aged. Thus, all factors being equal in terms of pricing, one would naturally tend to see a higher collection to purchase price ratio from a pool of accounts that were six years from purchase than say a pool that was just two years from purchase.
     To the extent that lower purchase price multiples are the ultimate result of more competitive pricing and lower IRRs, this will generally lead to higher amortization rates (payments applied to principal as a percentage of cash collections), lower operating margins and ultimately lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to expand. It is important to consider, however, that to the extent we can improve our collection operations by extracting additional cash from a discreet quantity and quality of accounts, and/or by extracting cash at a lower cost structure, we can put upward pressure on the collection to purchase price ratio and also on our operating margins. During 2008 and continuing through the first three quarters of 2009, we made significant enhancements in our analytical abilities, management personnel and automated dialing capabilities, all with the intent to collect more cash at lower cost.
Entire Portfolio ($ in thousands)

			Percentage of	Unamortized	Percentage of Reserve	Actual Cash
		Life to Date	Reserve	Purchase Price	Allowance to Unamortized	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Allowance to	Balance at	Purchase Price and	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	Allowance (2)	Purchase Price (3)	September 30, 2009 (4)	Reserve Allowance (5)	Sales	Collections (6)	Collections (7)	Purchase Price (8)
1996	$3,080	$0	0%	$0	0%	$9,961	$36	$9,997	325%
1997	$7,685	$0	0%	$0	0%	$24,872	$102	$24,974	325%
1998	$11,089	$0	0%	$0	0%	$36,139	$174	$36,313	327%
1999	$18,898	$0	0%	$0	0%	$65,741	$615	$66,356	351%
2000	$25,020	$0	0%	$0	0%	$107,353	$1,735	$109,088	436%
2001	$33,481	$0	0%	$0	0%	$161,155	$2,973	$164,128	490%
2002	$42,325	$0	0%	$4	0%	$176,479	$4,116	$180,595	427%
2003	$61,449	$120	0%	$338	26%	$230,266	$9,239	$239,505	390%
2004	$59,179	$1,385	2%	$2,400	37%	$165,896	$15,279	$181,175	306%
2005	$143,174	$8,565	6%	$39,325	18%	$240,054	$79,080	$319,134	223%
2006	$107,762	$11,150	10%	$43,432	20%	$140,377	$83,637	$224,014	208%
2007	$258,384	$10,705	4%	$157,986	6%	$231,094	$282,762	$513,856	199%
2008	$275,302	$9,845	4%	$213,338	4%	$145,476	$398,339	$543,815	198%
YTD 2009	$213,791	$0	0%	$204,056	0%	$29,123	$453,825	$482,948	226%

Purchased Bankruptcy Portfolio ($ in thousands)

			Percentage of	Unamortized	Percentage of Reserve	Actual Cash
		Life to Date	Reserve	Purchase Price	Allowance to Unamortized	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Allowance to	Balance at	Purchase Price and	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	Allowance (2)	Purchase Price (3)	September 30, 2009 (4)	Reserve Allowance (5)	Sales	Collections (6)	Collections (7)	Purchase Price (8)
1996	$0	$0	0%	$0	0%	$0	$0	$0	0%
1997	$0	$0	0%	$0	0%	$0	$0	$0	0%
1998	$0	$0	0%	$0	0%	$0	$0	$0	0%
1999	$0	$0	0%	$0	0%	$0	$0	$0	0%
2000	$0	$0	0%	$0	0%	$0	$0	$0	0%
2001	$0	$0	0%	$0	0%	$0	$0	$0	0%
2002	$0	$0	0%	$0	0%	$0	$0	$0	0%
2003	$0	$0	0%	$0	0%	$0	$0	$0	0%
2004	$7,469	$1,285	17%	$73	95%	$13,906	$160	$14,066	188%
2005	$29,302	$700	2%	$1,819	28%	$40,752	$2,538	$43,290	148%
2006	$17,643	$1,410	8%	$1,265	53%	$25,104	$4,193	$29,297	166%
2007	$78,933	$0	0%	$49,589	0%	$50,461	$66,803	$117,264	149%
2008	$108,648	$0	0%	$89,819	0%	$41,061	$142,297	$183,358	169%
YTD 2009	$117,349	$0	0%	$116,731	0%	$6,206	$243,169	$249,375	213%
Entire Portfolio Less Purchased Bankruptcy Portfolio ($ in thousands)

			Percentage of	Unamortized	Percentage of Reserve	Actual Cash
		Life to Date	Reserve	Purchase Price	Allowance to Unamortized	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Allowance to	Balance at	Purchase Price and	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	Allowance (2)	Purchase Price (3)	September 30, 2009 (4)	Reserve Allowance (5)	Sales	Collections (6)	Collections (7)	Purchase Price (8)
1996	$3,080	$0	0%	$0	0%	$9,961	$36	$9,997	325%
1997	$7,685	$0	0%	$0	0%	$24,872	$102	$24,974	325%
1998	$11,089	$0	0%	$0	0%	$36,139	$174	$36,313	327%
1999	$18,898	$0	0%	$0	0%	$65,741	$615	$66,356	351%
2000	$25,020	$0	0%	$0	0%	$107,353	$1,735	$109,088	436%
2001	$33,481	$0	0%	$0	0%	$161,155	$2,973	$164,128	490%
2002	$42,325	$0	0%	$4	0%	$176,479	$4,116	$180,595	427%
2003	$61,449	$120	0%	$338	26%	$230,266	$9,239	$239,505	390%
2004	$51,710	$100	0%	$2,327	4%	$151,990	$15,119	$167,109	323%
2005	$113,872	$7,865	7%	$37,506	17%	$199,302	$76,542	$275,844	242%
2006	$90,119	$9,740	11%	$42,167	19%	$115,273	$79,444	$194,717	216%
2007	$179,451	$10,705	6%	$108,397	9%	$180,633	$215,959	$396,592	221%
2008	$166,654	$9,845	6%	$123,519	7%	$104,415	$256,042	$360,457	216%
YTD 2009	$96,442	$0	0%	$87,325	0%	$22,917	$210,656	$233,573	242%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Life to date reserve allowance refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals.

(3)	Percentage of reserve allowance to purchase price refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals, divided by the purchase price.

(4)	Unamortized purchase price balance refers to the purchase price less finance receivable amortization over the life of the portfolio.

(5)	Percentage of reserve allowance to unamortized purchase price and reserve allowance refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals, divided by the sum of the unamortized purchase price and the life to date reserve allowance.

(6)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(7)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(8)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

     The following table shows our net valuation allowances booked since we began accounting for our investment in finance receivables under the guidance of ASC 310-30.

($ in thousands)
Allowance	Purchase Period
Period (1)	1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	YTD 2009	Total

Q1 05	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Q2 05	—	—	—	—	—	—	—	—	—	—	$—
Q3 05	—	—	—	—	—	—	—	—	—	—	$—
Q4 05	—	200	—	—	—	—	—	—	—	—	$200
Q1 06	—	—	—	—	—	175	—	—	—	—	$175
Q2 06	—	75	—	—	—	125	—	—	—	—	$200
Q3 06	—	200	—	—	—	75	—	—	—	—	$275
Q4 06	—	—	—	—	—	450	—	—	—	—	$450
Q1 07	—	(245)	—	—	—	610	—	—	—	—	$365
Q2 07	—	70	—	20	—	—	—	—	—	—	$90
Q3 07	—	50	—	150	320	660	—	—	—	—	$1,180
Q4 07	—	—	—	190	150	615	340	—	—	—	$1,295
Q1 08	—	—	—	120	650	910	1,105	—	—	—	$2,785
Q2 08	—	(140)	—	400	720	—	2,330	650	—	—	$3,960
Q3 08	—	(30)	—	(60)	60	325	1,135	2,350	—	—	$3,780
Q4 08	—	(75)	—	(325)	(140)	1,805	2,600	4,380	620	—	$8,865
Q1 09	—	(105)	—	(120)	35	1,150	910	2,300	2,050	—	$6,220
Q2 09	—	—	—	(230)	(220)	495	765	685	2,425	—	$3,920
Q3 09	—	—	—	(25)	(190)	1,170	1,965	340	4,750	—	$8,010

Total	$—	$—	$—	$120	$1,385	$8,565	$11,150	$10,705	$9,845	$—	$41,770

(1)	Allowance period represents the quarter in which we recorded valuation allowances, net of any (reversals).
     The following graph shows the purchase price of our owned portfolios by year beginning in 1996 and includes the year to date acquisition amount for the nine months ended September 30, 2009. The purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts.
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
     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates our ability to realize significant multi-year cash collection streams on our owned pools:
Cash Collections By Year, By Year of Purchase — Entire Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period													YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$102	$83	$63	$9,899
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	437	346	182	$24,365
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	882	616	309	$36,111
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	1,043	$65,049
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	2,498	$106,891
2001	33,481	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	4,202	$155,663
2002	42,325	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	5,870	$176,468
2003	61,449	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	10,371	$230,266
2004	59,179	—	—	—	—	—	—	—	—	18,019	46,475	40,424	30,750	19,339	10,884	$165,891
2005	143,174	—	—	—	—	—	—	—	—	—	18,968	75,145	69,862	49,576	26,502	$240,053
2006	107,762	—	—	—	—	—	—	—	—	—	—	22,971	53,192	40,560	23,653	$140,376
2007	258,384	—	—	—	—	—	—	—	—	—	—	—	42,263	115,011	73,820	$231,094
2008	275,302	—	—	—	—	—	—	—	—	—	—	—	—	61,277	84,197	$145,474
YTD 2009	213,791	—	—	—	—	—	—	—	—	—	—	—	—	—	29,123	$29,123

Total	$1,260,619	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$262,166	$326,699	$272,717	$1,756,723

Cash Collections By Year, By Year of Purchase — Purchased Bankruptcy only Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period													YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	Total

1996	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1997	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1998	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1999	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2000	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2001	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2002	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2003	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2004	7,469	—	—	—	—	—	—	—	—	743	4,554	3,956	2,777	1,455	421	$13,906
2005	29,302	—	—	—	—	—	—	—	—	—	3,777	15,500	11,934	6,845	2,696	$40,752
2006	17,643	—	—	—	—	—	—	—	—	—	—	5,608	9,455	6,522	3,519	$25,104
2007	78,933	—	—	—	—	—	—	—	—	—	—	—	2,850	27,972	19,639	$50,461
2008	108,648	—	—	—	—	—	—	—	—	—	—	—	—	14,024	27,036	$41,060
YTD 2009	117,349	—	—	—	—	—	—	—	—	—	—	—	—	—	6,205	$6,205

Total	$359,344	$—	$—	$—	$—	$—	$—	$—	$—	$743	$8,331	$25,064	$27,016	$56,818	$59,516	$177,488

Cash Collections By Year, By Year of Purchase — Entire Portfolio less Purchased Bankruptcy Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period													YTD
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$102	$83	$63	$9,899
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	437	346	182	$24,365
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	882	616	309	$36,111
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	1,043	$65,049
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	2,498	$106,891
2001	33,481	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	4,202	$155,663
2002	42,325	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	5,870	$176,468
2003	61,449	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	10,371	$230,266
2004	51,710	—	—	—	—	—	—	—	—	17,276	41,921	36,468	27,973	17,884	10,463	$151,985
2005	113,872	—	—	—	—	—	—	—	—	—	15,191	59,645	57,928	42,731	23,806	$199,301
2006	90,119	—	—	—	—	—	—	—	—	—	—	17,363	43,737	34,038	20,134	$115,272
2007	179,451	—	—	—	—	—	—	—	—	—	—	—	39,413	87,039	54,181	$180,633
2008	166,654	—	—	—	—	—	—	—	—	—	—	—	—	47,253	57,161	$104,414
YTD 2009	96,442	—	—	—	—	—	—	—	—	—	—	—	—	—	22,918	$22,918

Total	$901,275	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$152,661	$183,045	$211,329	$235,150	$269,881	$213,201	$1,579,235

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
Collector by Tenure

Collector FTE at:	12/31/05	12/31/06	12/31/07	12/31/08	09/30/08	09/30/09
One year + [1]	327	340	327	452	410	604
Less than one year [2]	364	375	553	739	631	585
Total [2]	691	715	880	1,191	1,041	1,189

[1]	Calculated based on actual employees (collectors) with one year of service or more.

[2]	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.
YTD Cash Collections per Hour Paid 1

Average performance YTD	12/31/05	12/31/06	12/31/07	12/31/08	09/30/08	09/30/09
Total cash collections	$133.39	$146.03	$135.77	$131.29	$134.23	$144.69
Non-legal cash collections [2]	$89.25	$99.06	$91.93	$96.95	$98.10	$117.75
Non-bk cash collections [3]	$128.02	$132.15	$123.10	$109.82	$113.89	$115.02

[1]	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

[2]	Represents total cash collections less legal cash collections.

[3]	Represents total cash collections less bankruptcy cash collections. 2008 statistics are slightly different than those reported previously as a result of a change in the computation methodology.

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

(1)	Includes cash collections on finance receivables only. Excludes commission fees and cash proceeds from sales of defaulted consumer receivables.

     The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q32009	Q22009	Q12009	Q42008	Q32008	Q22008	Q12008	Q42007	Q32007

Call Center & Other Collections	$48,590	$50,052	$50,914	$41,268	$43,949	$46,892	$44,883	$35,551	$36,001
External Legal Collections	15,330	16,527	17,790	18,424	21,590	22,471	21,880	20,861	21,384
Internal Legal Collections	6,196	4,263	3,539	2,652	2,106	1,947	1,819	1,443	1,449
Purchased Bankruptcy Collections	22,251	19,637	17,628	16,904	15,362	13,732	10,820	7,245	6,317
     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios (amounts in thousands).

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Balance at beginning of period	$624,592	$515,367	$563,830	$410,297
Acquisitions of finance receivables, net of buybacks (1)	74,318	50,333	210,116	214,172

Cash collections applied to principal on finance receivables (2)	(38,031)	(30,270)	(113,067)	(89,039)

Balance at end of period	$660,879	$535,430	$660,879	$535,430

Estimated Remaining Collections (“ERC”)(3)	$1,331,912	$1,085,000	$1,331,912	$1,085,000

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as finance receivable amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item; however, it is provided here for informational purposes.
     The following table categorizes our life to date owned portfolios at September 30, 2009 into the major asset types represented (amounts in thousands):

			Life to Date Purchased Face
			Value of Defaulted Consumer
Asset Type	No. of Accounts	%	Receivables(1)%

Major Credit Cards	12,979	60.5%	$34,140,315	74.2%
Consumer Finance	5,101	23.8%	5,002,391	10.9%
Private Label Credit Cards	2,901	13.5%	3,784,354	8.2%
Auto Deficiency	487	2.2%	3,088,991	6.7%

Total:	21,468	100.0%	46,016,051	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

The following chart shows details of our life to date buying activity as of September 30, 2009 (amounts in thousands). We actively seek to purchase both bankrupt and non-bankrupt accounts at any point in the delinquency cycle.

			Life to Date Purchased Face
			Value of Defaulted
Account Type	No. of Accounts	%	Consumer Receivables(1)%

Fresh	984	4.6%	$3,384,438	7.4%
Primary	3,017	14.1%	5,102,274	11.1%
Secondary	3,444	16.0%	5,413,437	11.8%
Tertiary	3,740	17.4%	4,740,919	10.3%
BK Trustees	2,653	12.4%	11,205,983	24.4%
Other	7,630	35.5%	16,169,000	35.0%

Total:	21,468	100.0%	$46,016,051	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.
     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically at September 30, 2009 (amounts in thousands):

			Life to Date Purchased Face		Original Purchase Price
			Value of Defaulted		of Defaulted Consumer
Geographic Distribution	No. of Accounts	%	Consumer Receivables (1)%		Receivables (2)%

California	2,158	10%	$5,749,050	12%	$144,129	11%
Texas	3,573	17%	5,631,815	12%	128,027	10%
Florida	1,661	8%	4,389,764	10%	110,182	9%
New York	1,289	6%	2,971,177	6%	78,511	6%
Pennsylvania	745	3%	1,793,011	4%	52,582	4%
North Carolina	747	3%	1,611,960	4%	44,261	3%
Illinois	849	4%	1,576,133	3%	49,328	4%
Ohio	729	3%	1,547,891	3%	53,193	4%
Georgia	659	3%	1,452,481	3%	50,211	4%
New Jersey	496	2%	1,347,855	3%	37,602	3%
Michigan	566	3%	1,204,217	3%	39,954	3%
Virginia	546	3%	957,993	2%	30,131	2%
Tennessee	448	2%	946,093	2%	32,720	3%
Massachusetts	386	2%	912,634	2%	24,912	2%
Arizona	346	2%	894,153	2%	22,564	2%
South Carolina	384	2%	861,865	2%	22,864	2%
Other (3)	5,886	27%	12,167,959	27%	364,572	28%

Total:	21,468	100%	$46,016,051	100%	$1,285,743	100%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

(2)	The “Original Purchase Price of Defaulted Consumer Receivables” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

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
     As of September 30, 2009, total debt outstanding on our $365 million line of credit stood at $306.3 million which represents gross availability of $58.7 million. We believe that funds generated from operations, together with existing cash and available borrowings under our credit agreement will be sufficient to finance our current operations, planned capital expenditure requirements and internal growth at least through the next twelve months. However, we could require additional debt or equity financing if we were to make any other unplanned significant acquisitions requiring cash during that period. Accordingly, in order to be better prepared to take advantage of potential favorable selling opportunities, we filed with the SEC a shelf registration statement during the third quarter of 2009 registering $150 million of securities. There can be no assurance that we will ultimately issue and sell any of the securities registered on the shelf registration statement. In addition, we file taxes using the cost recovery method for tax revenue recognition. We were notified on June 21, 2007 that we were being examined by the Internal Revenue Service for the 2005 calendar year. The IRS has concluded its audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes for tax years ending December 31, 2007, 2006 and 2005. The IRS has proposed that cost recovery for tax revenue recognition does not clearly reflect income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. On April 22, 2009, we filed a formal protest of the findings contained in the examination report prepared by the IRS. We believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary. If we are unsuccessful in our appeal, we may be required to pay the related deferred taxes and any potential interest in the near-term, possibly requiring additional financing from other sources.
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
     Our operating activities provided cash of $64.2 million and $66.1 million for the nine months ended September 30, 2009 and 2008, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received for the period. The decrease was due mostly to changes in deferred taxes and a decrease in net income from $34.8 million for the nine months ended September 30, 2008 to $31.9 million for the nine months ended September 30, 2009 offset by an increase in the amortization of share-based compensation. The remaining changes were due to net changes in other accounts related to our operating activities.
     Our investing activities used cash of $100.2 million and $155.0 million during the nine months ended September 30, 2009 and 2008, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment and company acquisitions. The majority of the decrease was due to cash payments for corporate acquisitions totaling $25.8 million in 2008 as compared to $100,000 in 2009 as well as a decrease in acquisitions of finance receivables which decreased from $214.2 million for the nine months ended September 30, 2008, to $210.1 million for the nine months ended September 30, 2009 offset by an increase in collections applied to principal on finance receivables from $89.0 million for the nine months ended September 30, 2008 to $113.1 million for the nine months ended September 30, 2009.
     Our financing activities provided cash of $42.0 million and $100.2 million during the nine months ended September 30, 2009 and 2008, respectively. Cash used in financing activities is primarily driven by payments on our line of credit and principal payments on long-term debt and capital lease obligations. Cash is provided by draws on our line of credit, proceeds from debt financing and stock option exercises. The majority of the change was due to a decrease in the net borrowings on our line of credit.

     Cash paid for interest was $6.0 million and $8.3 million for the nine months ended September 30, 2009 and 2008, respectively. Interest was paid on our line of credit, long-term debt and capital lease obligations. The decrease was mainly due to a decrease in our weighted average interest rate which decreased to 2.67% for the nine months ended September 30, 2009 as compared to 4.77% for the nine months ended September 30, 2008 offset by an increase in our average borrowings for the nine months ended September 30, 2009 compared to the same period in 2008.
     On November 29, 2005, we entered into a Loan and Security Agreement for a revolving line of credit. The agreement has been amended six times to add additional lenders and ultimately increase the total availability of credit under the line to $365 million. The agreement is a line of credit in an amount equal to the lesser of $365 million or 30% of our ERC of all our eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40%, which was 1.65% at September 30, 2009, and the facility expires on May 2, 2011. We also pay an unused line fee equal to three-tenths of one percent, or 30 basis points, on any unused portion of the line of credit. The loan is collateralized by substantially all our tangible and intangible assets. The agreement provides as follows:
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
     As of September 30, 2009 and 2008, outstanding borrowings under the facility totaled $306,300,000 and $267,300,000, respectively, of which $50,000,000 was part of the non-revolving fixed rate sub-limit which bears interest at 6.80% and expires on May 4, 2012. As of September 30, 2009, we were in compliance with all of the covenants of the agreement.
Contractual Obligations
     Our contractual obligations at September 30, 2009 are as follows (amounts in thousands):

		Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$19,519	$3,738	$6,503	$5,231	$4,047

Line of Credit (1)	329,224	10,813	318,411	—	—
Long-term Debt	1,764	730	1,034	—	—
Purchase Commitments (2)	77,610	77,122	488	—	—
Employment Agreements	8,452	4,407	4,045	—	—

Total	$436,569	$96,810	$330,481	$5,231	$4,047

(1)	To the extent that a balance is outstanding on our lines of credit, the revolving portion would be due in May, 2011 and the non-revolving fixed rate sub-limit portion would be due in May 2012. This amount also includes estimated interest and unused line fees due on the line of credit for both the fixed rate and variable rate components as well as interest due on our interest rate swap. This estimate also assumes that the balance on the line of credit remains constant from the September 30, 2009 balance of $306.3 million and the balance is paid in full at its respective maturity.

(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $73.9 million.

Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).
Recent Accounting Pronouncements
     In December 2007, the FASB issued guidance which clarifies the accounting for business combinations in accordance with FASB ASC Topic 805 “Business Combinations” (“ASC 805”). The guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. It also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The guidance is effective for acquisitions consummated in fiscal years beginning after December 15, 2008. We adopted the guidance on January 1, 2009, which had no material impact on our consolidated financial statements.
     In December 2007, the FASB issued guidance on noncontrolling interests in consolidated financial statements. This guidance requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. The guidance is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We adopted the guidance on January 1, 2009, which had no material impact on our consolidated financial statements.
     In March 2008, the FASB issued disclosure requirements regarding derivative instruments and hedging activities. Entities must now provide enhanced disclosures on an interim and annual basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for, and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. The guidance is effective for periods beginning on or after November 15, 2008. We adopted the guidance effective January 1, 2009 and have added the required narrative and tabular disclosure in Note 5 of our consolidated financial statements.
     In April 2008, the FASB issued guidance regarding the determination of the useful life of intangible assets. In developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. The guidance is effective for fiscal years beginning after December 15, 2008. We adopted the guidance on January 1, 2009, which had no material impact on our consolidated financial statements.
     In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. We adopted the guidance during the second quarter of 2009, which had no material impact on our consolidated financial statements.
     In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted these requirements during the second quarter of 2009, and have added the required disclosure in Note 13 of our consolidated financial statements.

     In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments on investments in debt securities. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). The guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and will be applied to all existing and new investments in debt securities. We adopted the guidance during the second quarter of 2009, which had no material impact on our consolidated financial statements.
     In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance, which falls under ASC Topic 855 “Subsequent Events”, provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the guidance during the second quarter of 2009, and its application had no impact on our consolidated financial statements. We evaluated subsequent events through the date the accompanying financial statements were issued, which was November 6, 2009.
     In June 2009, the FASB issued guidance on accounting for transfers of financial assets to improve the reporting for the transfer of financial assets. The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We believe the guidance will have no material impact on our consolidated financial statements.
     In June 2009, the FASB issued guidance on consolidation of variable interest entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We believe the guidance will have no material impact on our consolidated financial statements.
     In June 2009, the FASB issued The FASB Accounting Standards Codification (“Codification”). The Codification became the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the Codification for the quarter ending September 30, 2009. There was no impact to our consolidated financial statements as this change is disclosure-only in nature.
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
     We account for our investment in finance receivables under the guidance of ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (ASC 310-30). Under ASC 310-30 static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under ASC 310-30, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received (as was permitted under the prior accounting guidance), the carrying value of a pool would be written down to maintain the then current IRR and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheet. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as finance receivable amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, we do not allow accretion in the first six to twelve months; accordingly, we utilize either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Additionally, we use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above.
     We establish valuation allowances for all acquired accounts subject to ASC 310-30 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At September 30, 2009, we had a $41,770,000 valuation allowance on our finance receivables. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.
     We implement the accounting for income recognized on finance receivables under ASC 310-30 as follows. We create each accounting pool using our projections of estimated cash flows and expected economic life. We then compute the effective yield that fully amortizes the pool to the end of its expected economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, we balance those results to the data contained in our proprietary models to ensure accuracy, then review each accounting pool watching for trends, actual performance versus projections and curve shape, sometimes re-forecasting future cash flows utilizing our statistical models. The review process is primarily performed by our finance staff; however, our operational and statistical staffs may also be involved depending upon actual cash flow results achieved. To the extent there is overperformance, we will either increase the yield, if persuasive evidence indicates that the overperformance is considered to be a significant betterment, or, if the overperformance is considered more of an acceleration of cash flows (a timing difference), adjust future cash flows downward which effectively extends the amortization period, or take no action at all if the amortization period is reasonable and falls within the pools’ expected economic life. To the extent there is underperformance, we will book an allowance if the underperformance is significant and will also consider revising future cash flows based on current period information, or take no action if the pool’s amortization period is reasonable and falls within the currently projected economic life.
     We utilize the provisions ASC Topic 605-45 “Principal Agent Considerations” (“ASC 605-45”) to account for commission revenue from our contingent fee, skip-tracing and government processing and collection subsidiaries. ASC 605-45 requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes an assessment of who retains inventory/credit risk, which controls vendor selection, who establishes pricing and who remains the primary obligor on the transaction. Each of these factors was considered to determine the correct method of recognizing revenue from our subsidiaries.
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
     Our skip tracing subsidiary utilizes gross reporting under ASC 605-45. We generate revenue by working an account and successfully locating a customer for our client. An “investigative fee” is received for these services. In addition, we incur “agent expenses” where we hire a third-party collector to effectuate repossession. In many cases we have an arrangement with our client which allows us to bill the client for these fees. We have determined these fees to be gross revenue based on the criteria in ASC 605-45 and they are recorded as such in the line item “Commissions,” primarily because we are primarily liable to the third party collector. There is a corresponding expense in “Legal and agency fees and costs” for these pass-through items.
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
     We account for gains on cash sales of finance receivables under ASC Topic 860 “Transfers and Servicing” (“ASC 860”). Gains on sale of finance receivables, representing the difference between the sales price and the unamortized value of the finance receivables sold, are recognized when finance receivables are sold.

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
Valuation of Acquired Intangibles and Goodwill
     In accordance with ASC Topic 350 “Intangibles—Goodwill and Other” (“ASC 350”) we are required to perform a review of goodwill for impairment annually or earlier if indicators of potential impairment exist. The review of goodwill for potential impairment is highly subjective and requires that: (1) goodwill is allocated to various reporting units of our business to which it relates; and (2) we estimate the fair value of those reporting units to which the goodwill relates and then determine the book value of those reporting units. If the estimated fair value of reporting units with allocated goodwill is determined to be less than their book value, we are required to estimate the fair value of all identifiable assets and liabilities of those reporting units in a manner similar to a purchase price allocation for an acquired business. This requires independent valuation of certain unrecognized assets. Once this process is complete, the amount of goodwill impairment, if any, can be determined.
     We believe that, at September 30, 2009, there was no impairment of goodwill or other intangible assets. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill.
Income Taxes
     We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC Topic 740 “Income Taxes” (“ASC 740”) the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. On July 13, 2006, the FASB issued accounting guidance on accounting for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB ASC Topic 740 “Income Taxes” (“ASC 740”). The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.
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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
     Our exposure to market risk relates to interest rate risk with our variable rate credit line. The average borrowings on our variable rate credit line were $238.8 million for the three months ended September 30, 2009. Assuming a 200 basis point increase in interest rates, interest expense would have increased by $1.2 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively. At September 30, 2009 and 2008, we had $256.3 million and $217.3 million, respectively, of variable rate debt outstanding on our credit line. We do not have any other variable rate debt outstanding at September 30, 2009. Significant increases in future interest rates on the variable rate credit line could lead to a material decrease in future earnings assuming all other factors remained constant.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     We are from time to time subject to routine legal claims and proceedings, most of which are incidental to the ordinary course of our business. We initiate lawsuits against consumers and are occasionally countersued by them in such actions. Also, consumers, either individually, as a member of a class action, or through a governmental entity on behalf of consumers, may initiate litigation against us, in which they allege that we have violated a state or federal law in the process of collecting on an account. From time to time, other types of lawsuits are brought against

us. While it is not expected that these or any other legal proceedings or claims in which we are involved will, either individually or in the aggregate, have a material adverse impact on our results of operations, liquidity or our financial condition, the matter described below falls outside of the normal parameters of our routine legal proceedings.
     PRA is currently a defendant in a purported class action counterclaim entitled PRA v. Barkwell, 4:09-cv-00113-CDL, which was originally filed in the Superior Court of Muscogee County, Georgia. The counterclaim, which was filed against PRA, the National Arbitration Forum (“NAF”) and MBNA American Bank, N.A., on July 29, 2009, has since been removed to the United States District Court for the Middle District of Georgia, where it is currently pending. The counterclaim alleges that in pursuing arbitration claims against Barkwell and other consumer debtors, pursuant to the terms and conditions of their respective cardholder agreements, PRA breached a duty of good faith and fair dealing and made negligent misrepresentations concerning its “arbitration practices.” The plaintiffs are seeking, among other things, to vacate the arbitration awards that PRA has obtained before NAF and have PRA disgorge the amounts collected with respect to such awards. It is not possible at this time to accurately estimate the possible loss, if any. PRA believes it has meritorious defenses to the allegations made in this counterclaim and intends to defend itself vigorously against them.

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

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)
Date: November 6, 2009	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 6, 2009	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)