Form 10-K
period 2009-12-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2010-02-16
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to __________

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
Common Stock, $0.01 par value per share
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ___
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009 was $579,094,043 based on the $38.73 closing price as reported on the NASDAQ Global Stock Market.
     The number of shares of the registrant’s Common Stock outstanding as of February 9, 2010 was 15,520,235.
     Documents incorporated by reference: Portions of the Proxy Statement to be filed by approximately April 20, 2010 for our 2010 Annual Meeting of Stockholders are incorporated by reference into Items 11, 12 and 13 of Part III of this Form 10-K.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:
     This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include, but are not limited to, the following:
•	changes in the economic or inflationary environment which have an adverse effect on the ability of consumers to pay their debts or on the stability of the financial system as a whole;
•	our ability to purchase defaulted consumer receivables at appropriate prices;
•	changes in the business practices of credit originators in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;
•	changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables;
•	changes in or interpretation of tax laws;
•	deterioration in economic conditions in the United States that may have an adverse effect on our collections, results of operations, revenue and stock price;
•	changes in bankruptcy or collection agency laws that could negatively affect our business;
•	our ability to employ and retain qualified employees, especially collection personnel;
•	our work force could become unionized in the future, which could adversely affect the stability of our production and increase our costs;
•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital to purchase or service defaulted consumer receivables;
•	the degree and nature of our competition;
•	our ability to comply with the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder;
•	our ability to retain existing clients and obtain new clients for our fee-for-service businesses;
•	the sufficiency of our funds generated from operations, existing cash and available borrowings to finance our current operations; and
•	the risk factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).
     You should assume that the information appearing in this annual report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.

     For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the “ Risk Factors” section beginning on page 17, as well as “Business” section beginning on page 4 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section beginning on page 31.
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
General
     Our business revolves around the detection, collection, and processing of both unpaid and normal-course accounts receivable originally owed to credit grantors, governments, retailers and others. Our primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. These are the unpaid obligations of individuals to credit originators, which include banks, credit unions, consumer and auto finance companies and retail merchants. We also provide fee-based services, including collateral-location services for credit originators via PRA Location Services, LLC (“IGS”) and revenue administration, audit and debt discovery/recovery services for government entities through both PRA Government Services, LLC (“RDS”) and MuniServices, LLC (“MuniServices”). We believe that the strengths of our business are our sophisticated approach to portfolio pricing, segmentation and servicing, our emphasis on developing and retaining our collection personnel, our sophisticated collections systems and procedures and our relationships with many of the largest consumer lenders in the United States.
     We use the following terminology throughout our reports: “Cash Receipts” refers to collections on our owned portfolios together with commission income. “Cash Collections” refers to collections on our owned portfolios only, exclusive of commission income. “Amortization Rate” refers to cash collections applied to principal as a percentage of total cash collections. “Income Recognized on Finance Receivables” refers to income derived from our owned debt portfolios and is shown net of valuation allowances. “Commissions” refers to fee income generated from our wholly-owned fee-for-service subsidiaries.
     Our debt purchase business specializes in receivables that have been charged-off by the credit originator. Because the credit originator and/or other debt servicing companies have unsuccessfully attempted to collect these receivables, we are able to purchase them at a substantial discount to their face value. From our 1996 inception through December 31, 2009, we acquired 1,697 portfolios with a face value of $48.0 billion for $1.4 billion, representing more than 22 million customer accounts. The success of our business depends on our ability to purchase portfolios of defaulted consumer receivables at appropriate valuations and to collect on those receivables effectively and efficiently. Since inception, we have been able to collect at an average rate of 2.5 to 3.0 times our purchase price for defaulted consumer receivables portfolios, as measured over a five to twelve year period, which has enabled us to generate increasing profits and positive operational cash flow.
     We have achieved strong financial results since our formation, with cash collections growing from $10.9 million in 1998 to $368.0 million in 2009. Total revenue has grown from $6.8 million in 1998 to $281.1 million in 2009, a compound annual growth rate of 40%. Similarly, pro forma net income has grown from $402,000 in 1998 to net income of $44.3 million in 2009.

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
     Reports filed with or furnished to the SEC are also available free of charge upon request by contacting our corporate office at:
Portfolio Recovery Associates, Inc.
Attn: Investor Relations
120 Corporate Boulevard, Suite 100
Norfolk, Virginia 23502
Competitive Strengths
We Offer a Compelling Alternative to Debt Owners and Governmental Entities
     We offer debt owners the ability to immediately realize value for delinquent receivables throughout the entire collection cycle, from receivables that have only been processed internally by the debt owner to receivables that have been subject to multiple internal and external collection efforts, whether or not subject to bankruptcy proceedings. This flexibility is unusual in our industry, helps us to meet the needs of debt owners and allows us to become a trusted resource. Also, through our RDS and MuniServices businesses, we have the ability to service state and local government’s receivables in various ways. This includes such services as processing tax payments on behalf of the client and extends to more complicated tax audit and discovery work, as well as additional services that fill the needs of our clients to local and state governments.
Disciplined and Proprietary Underwriting Process
     One of the key components of our growth has been our ability to price portfolio acquisitions at levels that have generated profitable returns on investment. Since inception, we have been able to collect at an average rate of 2.5 to 3.0 times our purchase price for defaulted consumer receivables portfolios, as measured over a five to twelve year period, which has enabled us to generate increasing profits and operational cash flow. In order to price portfolios and forecast the targeted collection results for a portfolio, we use two separate internally developed statistical models and one externally developed model, which we may supplement with on-site due diligence and data obtained from the debt owner’s collection process and loan files. One model analyzes the portfolio as one unit based on demographic comparisons, while the second and external models analyze each account in a portfolio using variables in a regression analysis. As we collect on our portfolios, the results are input back into the models in an ongoing process which we believe increases their accuracy. Additionally, we have not sold any accounts since 2002, and the accounts we sold were primarily in Chapter 13 bankruptcy proceedings. By holding and collecting the accounts over the long-term, we create batch tracking history that we believe is unique among our peers.
Ability to Hire, Develop and Retain Productive Collectors
     We place considerable focus on our ability to hire, develop, motivate and retain effective collectors who are key to our continued growth and profitability. Several large military bases and numerous telemarketing, customer service and reservation phone centers are located near our headquarters and regional offices in Virginia, providing access to a large pool of eligible personnel. The Hutchinson, Kansas, Las Vegas, Nevada, Birmingham, Alabama, Jackson, Tennessee, Houston, Texas and Fresno, California areas also provide a sufficient potential workforce of eligible personnel. We have found that tenure is a primary driver of our collector effectiveness. We offer our collectors a competitive wage with the opportunity to receive unlimited incentive compensation based on performance, as well as an attractive benefits package, a comfortable working environment and the ability to work on a flexible schedule. We have a comprehensive training program for new owned portfolio collectors and provide continuing advanced training classes which are conducted in our five training centers. Recognizing the demands of the job, our management team has endeavored to create a professional and supportive environment for all of our employees.
Established Systems and Infrastructure
     We have devoted significant effort to developing our systems, including statistical models, databases and reporting packages, to optimize our portfolio purchases and collection efforts. In addition, we believe that our technology infrastructure is flexible, secure, reliable and redundant, to ensure the protection of our sensitive data and to mitigate exposure to systems failure or unauthorized access. We take data security and collection compliance very seriously. We employ a staff of Quality Control and Compliance employees whose role it is to monitor calls and observe collection system entries in real time. They additionally monitor and research daily exception reports that track significant account status movements, and account changes. We believe that our systems and infrastructure give us meaningful advantages over our competitors. We have developed financial models and systems for pricing portfolio acquisitions, managing the collections process and monitoring operating results. We perform a static pool analysis monthly on each of our portfolios, inputting actual results back into our acquisition models, to enhance their accuracy. We monitor collection results continuously, seeking to identify and resolve negative trends immediately. In addition, we do not sell our purchased defaulted consumer receivables. Instead, we work them over the long-term enhancing our knowledge of a pool’s long-term performance. Our comprehensive management reporting package is designed to fully inform our management team so that they may make timely operating decisions. This combination of hardware, software and proprietary modeling and systems has been developed by our management team through years of experience in this industry and we believe provides us with an important competitive advantage from the acquisition process all the way through collection operations.
Strong Relationships with Major Credit Originators
     We have done business with most of the top consumer lenders in the United States. We maintain an extensive marketing effort and our senior management team is in contact on a regular basis with known and prospective credit originators. We believe that we have earned a reputation as a reliable and compliant purchaser of defaulted consumer receivables portfolios and as responsible collectors. Furthermore, from the perspective of the selling credit originator, the failure to close on a negotiated sale of a portfolio consumes valuable time and expense and can have an adverse effect on pricing when the portfolio is re-marketed. We have never been unable to close on a transaction. Similarly, if a credit originator sells a portfolio to a debt buyer which has a reputation for violating industry standard collecting practices, it can damage the reputation of the credit originator. We go to great lengths to collect from consumers in a responsible, professional and legally compliant manner. We believe our strong relationships with major credit originators provide us with access to quality opportunities for portfolio purchases.
Experienced Management Team
     We have an experienced management team with considerable expertise in the accounts receivable management industry. Prior to our formation, our founders played key roles in the development and management of a consumer receivables acquisition and divestiture operation of Household Recovery Services, a subsidiary of Household International, now owned by HSBC. As we have grown, the original management team has been expanded to include a group of experienced, seasoned executives, many coming from the largest, most sophisticated lenders in the country.
Portfolio Acquisitions
     Our portfolio of defaulted consumer receivables includes a diverse set of accounts that can be categorized by asset type, age and size of account, level of previous collection efforts and geography. To identify attractive buying opportunities, we maintain an extensive marketing effort with our senior officers contacting known and prospective sellers of defaulted consumer receivables. We have acquired receivables of Visa®, MasterCard® and Discover® credit cards, private label credit cards, installment loans, lines of credit, bankrupt accounts, deficiency balances of various types, legal judgments, and trade payables, all from a variety of debt owners. These debt owners include major banks, credit unions, consumer finance companies, telecommunication providers, retailers, utilities, insurance companies, medical groups/hospitals, other debt buyers and auto finance companies. In addition, we exhibit at trade shows, advertise in a variety of trade publications and attend industry events in an effort to develop account purchase opportunities. We also maintain active relationships with brokers of defaulted consumer receivables.
     The following chart categorizes our life to date owned portfolios as of December 31, 2009 into the major asset types represented (amounts in thousands):

			Life to Date
			Purchased Face
			Value of Defaulted
			Consumer
Asset Type	No. of Accounts	%	Receivables(1)%

Major Credit Cards	13,343	60.5%	$35,384,090	73.7%
Consumer Finance	5,126	23.3%	5,298,600	11.0%
Private Label Credit Cards	3,072	13.9%	4,069,471	8.5%
Auto Deficiency	510	2.3%	3,278,612	6.8%

Total:	22,051	100.0%	$48,030,773	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks (“buybacks” are defined as purchase price refunded by the seller due to the return of non-compliant accounts).
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
     The age of a defaulted consumer receivables portfolio (the time since an account has been charged-off) is an important factor in determining the price at which we will purchase a receivables portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase the portfolio. This relationship is due to the fact that older receivables typically are more difficult to collect. The accounts receivables management industry places receivables into categories depending on the number of collection agencies that have previously attempted to collect on the receivables. Fresh accounts are typically past due 120 to 270 days and charged-off by the credit originator, that are either being sold prior to any post-charge-off collection activity or are placed with a third-party for the first time. These accounts typically sell for the highest purchase price. Primary accounts are typically 360 to 450 days past due and charged-off, have been previously placed with one contingent fee servicer and receive a lower purchase price. Secondary and tertiary accounts are typically more than 660 days past due and charged-off, have been placed with two or three contingent fee servicers and receive even lower purchase prices. We also purchase accounts previously worked by four or more agencies and these are typically 1,260 days or more past due and receive an even lower price. In addition, we purchase accounts that are included in consumer bankruptcies. These bankrupt accounts are typically filed under Chapter 13 of the U.S. Bankruptcy Code and have an associated payment plan that can range from 3 to 5 years. We purchase bankrupt accounts in both forward flow and spot transactions and, consequently, they can be at any age in the bankruptcy plan life cycle.
     As shown in the following chart, as of December 31, 2009, we purchase accounts at any point in the delinquency cycle (amounts in thousands):

			Life to Date
			Purchased Face
			Value of Defaulted
			Consumer
Account Type	No. of Accounts	%	Receivables(1)%

Fresh	1,079	4.9%	$3,525,120	7.3%
Primary	3,193	14.5%	5,479,669	11.4%
Secondary	3,503	15.9%	5,595,727	11.7%
Tertiary	3,743	17.0%	4,793,387	10.0%
BK Trustees	2,882	13.1%	12,305,661	25.6%
Other	7,651	34.6%	16,331,209	34.0%

Total:	22,051	100.0%	$48,030,773	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.
     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectibility perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically as of December 31, 2009 (amounts in thousands):

			Life to Date
			Purchased Face		Original Purchase
			Value of Defaulted		Price of Defaulted
			Consumer		Consumer
Geographic Distribution	No. of Accounts	%	Receivables(1)%		Receivables(2)%

California	2,240	10%	$6,087,281	13%	$156,978	12%
Texas	3,624	16%	5,789,260	12%	133,468	10%
Florida	1,717	8%	4,589,347	10%	117,877	9%
New York	1,316	6%	3,054,556	6%	81,510	6%
Pennsylvania	763	3%	1,850,103	4%	54,766	4%
North Carolina	770	3%	1,686,036	4%	46,677	3%
Illinois	872	4%	1,654,088	3%	52,029	4%
Ohio	752	3%	1,625,847	3%	56,006	4%
Georgia	682	3%	1,519,063	3%	53,101	4%
New Jersey	510	2%	1,389,934	3%	39,356	3%
Michigan	582	3%	1,271,094	3%	42,192	3%
Virginia	558	3%	1,002,532	2%	31,926	2%
Tennessee	462	2%	990,778	2%	34,381	3%
Arizona	361	2%	952,172	2%	24,765	2%
Massachusetts	395	2%	942,590	2%	26,105	2%
South Carolina	392	2%	891,286	2%	23,717	2%
Other(3)	6,055	28%	12,734,806	26%	385,997	27%

Total:	22,051	100%	$48,030,773	100%	$1,360,851	100%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

(2)	The “Original Purchase Price of Defaulted Consumer Receivables” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

Purchasing Process
     We acquire portfolios from debt owners through auctions and negotiated sales. In an auction process, the seller will assemble a portfolio of receivables and will either broadly offer the portfolio to the market or seek purchase prices from specifically invited potential purchasers. In a privately negotiated sale process, the debt owner will contact known, reputable purchasers directly, take bids and negotiate the terms of sale. We also acquire accounts in forward flow contracts. Under a forward flow contract, we agree to purchase defaulted consumer receivables from a debt owner on a periodic basis, at a set percentage of face value of the receivables over a specified time period, generally from three to twelve months. These agreements typically have a provision requiring that the attributes of the receivables to be sold will not significantly change each month and that the debt owner efforts to collect these receivables will not change. If this provision is not adhered to, the contract will allow for the early termination of the forward flow contract by the purchaser or call for a price renegotiation. Forward flow contracts are a consistent source of defaulted consumer receivables for accounts receivables management providers and provide the debt owner with a reliable source of revenue and a professional resolution of defaulted consumer receivables.
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
     In order to determine a purchase price for a portfolio, we use two separate internally developed computer models and one externally developed model, which we may supplement with on-site due diligence of the seller’s collection operation and/or a review of their loan origination files, collection notes and work processes. We analyze the portfolio using our proprietary multiple regression model, which analyzes each account of the portfolio using variables in the regression model. In addition, we analyze the portfolio as a whole using an adjustment model, which uses an appropriate cash flow model depending upon whether it is a purchase of fresh, primary, secondary or tertiary accounts. Then, adjustments can be made to the cash flow model to compensate for demographic attributes supported by a detailed analysis of demographic data. Finally, we use a model that creates statistically similar portfolios from our existing accounts and develops collection curves for them that are used in our price modeling. From these models we derive our quantitative purchasing analysis which is used to help price transactions. The multiple regression model is also used to prioritize collection work efforts subsequent to purchase. With respect to prospective forward flow contracts and other long-term relationships, we obtain a representative file that we use to determine the price of the forward flow agreement. On a go-forward basis, we receive the actual file to be funded and compare it to the representative file noted above. This process ensures the accounts we are purchasing are materially consistent with the accounts we agreed to purchase under the forward flow arrangement. In addition, when purchasing bankrupt consumer receivables, we utilize a completely separate, specifically designed pricing model.
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
     We maintain a detailed static pool analysis on each portfolio that we have acquired, capturing all demographic data and revenue and expense items for further analysis. We use the static pool analysis to refine the underwriting models that we use to price future portfolio purchases. The results of the static pool analysis are input back into our models, increasing the accuracy of the models as the data set increases with every portfolio purchase and each day’s collection efforts. In addition, we do not sell our purchased defaulted consumer receivables. Instead, we work them over the long-term enhancing our knowledge of a pool’s long-term performance.
     The quantitative and qualitative data derived in our due diligence is evaluated together with our knowledge of the current defaulted consumer receivables market and any subjective factors about the portfolio or the debt owner of which management may be aware. A portfolio acquisition approval memorandum is prepared for each prospective portfolio before a purchase price is submitted to the debt owner. This approval memorandum, which outlines the portfolio’s anticipated collectibility and purchase structure, is distributed to members of our Investment Committee. The approval by the Committee sets a maximum purchase price for the portfolio. The Investment Committee is currently comprised of Steve Fredrickson, President and Chief Executive Officer, Kevin Stevenson, Executive Vice President, Chief Financial and Administrative Officer, Craig Grube, Executive Vice President – Acquisitions, Mike Petit, President, Bankruptcy Services and Neal Stern, Senior Vice President and Chief Operating Officer – Owned Portfolios. Due to travel arrangements, alternates can be named from time to time.
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
Owned Portfolio Collection Operations
Call Center Operations
     Our work flow management system places, recalls and prioritizes accounts in collectors’ work queues, based on our analyses of our accounts and other demographic, credit and customer behavior attributes and prior collection work activities. We use this process to focus our work effort on those consumers most likely to pay on their accounts and to rotate to other collectors the non-paying but most likely to pay accounts from which other collectors have been unsuccessful in receiving payment. The majority of our collections occur as a result of telephone contact with consumers, however, letters and legal activity also generate meaningful levels of cash collections.
     The collectability forecast for a newly acquired portfolio will help determine our initial collection strategy. Accounts which are determined to have the highest predicted collection probability may be sent immediately to collectors’ work queues. Less collectible accounts may be set aside as house accounts to be collected using a predictive dialer or another passive, low cost method. After owning an account for a month we begin reassessing the collectability on a daily basis based on a set of observed account characteristics and behaviors. Some accounts may be worked using a letter and/or settlement strategy. We may obtain credit reports for various accounts after the collection process begins.
     Our computer system allows each collector to view all the scanned documents relating to the consumer’s account, which can include the original account application and payment checks, customer correspondence and other documents. A typical collector work queue may include 650 to 1,000 accounts or more, depending on the skill level and tenure of the collector. The work queue is depleted and replenished automatically by our computerized work flow system.
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

     If a collector is unable to establish contact with a consumer based on information received, the collector must undertake skip tracing procedures to develop important account information. Skip tracing is the process of developing new phone, address, job or asset information on a consumer, or verifying the accuracy of such information. Each collector does his or her own skip tracing using a number of computer applications available at his or her workstation, a process which is significantly supplemented by a series of automated skip tracing procedures implemented by us on a regular basis.
Legal Recovery
     An important component of our collections effort involves our legal recovery department and the judicial collection of accounts of customers who have the ability, but not the willingness, to resolve their obligations. Accounts for which the consumer is not cooperative and for which we can establish garnishable wages or attachable asset are reviewed for legal action. Additionally, we review accounts using a proprietary scoring model and select those accounts reflecting a high propensity to pay in a legal environment. Depending on the balance of the defaulted consumer receivable and the applicable state collection laws, we determine whether to commence legal action to judicially collect on the receivable. The legal process can take an extended period of time, but it also generates cash collections that likely would not have been realized otherwise.
     We use a combination of internal staff (attorney and support), as well as external attorneys, to pursue legal collections under certain circumstances. Over the past several years we have focused on developing our internal legal collection capability. We anticipate, that over time, collections from our internal legal team will surpass those of our external collection fee collection attorneys. We have this capability in all 50 states, in which we initiate law-suits in amounts up to the jurisdictional limits of the respective courts. Our legal recovery department, using external vendors, also collects claims against estates in cases involving deceased debtors having assets at the time of death. Our legal recovery department oversees our internal legal collections and coordinates a nationwide collections attorney network which is responsible for the preparation and filing of judicial collection proceedings in multiple jurisdictions, determining the suit criteria, and instituting wage garnishments to satisfy judgments. This network consists of approximately 65 law firms who work on a contingent fee basis. Legal cash collections generated by both our in house attorneys and outside independent contingent fee attorneys constituted approximately 24% of our total cash collections in 2009. As our portfolio matures, a larger number of accounts will be directed to our legal recovery department for judicial collection; consequently, we anticipate that legal cash collections will grow commensurately and comprise a larger percentage of our total cash collections.
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
     Each of our employees goes through an entry level training program to familiarize them with BMS and the bankruptcy process, including a general overview of how we interact with the courts, debtor’s attorneys and trustees. We also use a tiered process of cross training designed to familiarize advancing employees with a variety of operational assignments and analytical tasks. For example, we utilize specially trained employees to perform advanced data matching and analytics for clients, while others are tasked with resolving objections directly with attorneys and trustees. In rare circumstances, resolution of these objections may need to be affected by working through our network of local counsel.
Fee-for-Service Businesses
     In order to provide debt owners with alternative collection solutions and to capitalize on common competencies between a fee-for-service collections operation and an acquired receivables portfolio business, we commenced our Anchor Receivables Management (“ARM”) third-party contingent fee collections operation in March 2001. In a contingent fee arrangement, debt owners typically place defaulted receivables with a third party collection agency once they have ceased their recovery efforts. The debt owners then pay the third-party agency a commission fee based upon the amount actually collected from the consumer. A contingent fee placement of defaulted consumer receivables is usually for a fixed time frame, typically four to six months, or as long as twelve months. At the end of this fixed period, the third-party agency will return the uncollected defaulted consumer receivables to the debt owner, which may then place the defaulted consumer receivables with another collection agency or sell the portfolio of receivables. We ceased our ARM contingent fee operation during the second quarter of 2008.
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
     The primary source of income for RDS and MuniServices, our government processing and collection businesses, is derived from servicing taxing authorities in several different ways: processing all of their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings or fee for service transactions. When audits are conducted, there are two components. The first is a charge for the hours incurred on conducting the audit, based on a contractual billing rate. The gross billing amount based on the aforementioned billing rate is a component of the line item “Commissions” while the actual salary expense is included in the line item “Compensation and employee services.” The second item is for expenses incurred while conducting the audit. Most jurisdictions will reimburse us for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item “Commissions” and the expense component is included in its appropriate expense category, generally, “Other operating expenses.”
Competition
     We face competition in both of the markets we serve — owned portfolio and fee-for-service accounts receivable management — from new and existing providers of outsourced receivables management services, including other purchasers of defaulted consumer receivables portfolios, third-party contingent fee collection agencies and debt owners that manage their own defaulted consumer receivables rather than outsourcing them. The accounts receivable management industry (owned portfolio and contingent fee) is highly fragmented and competitive, consisting of approximately 6,500 consumer and commercial agencies as of 2004. There are few significant barriers for entry to new providers of contingent fee receivables management services and, consequently, the number of agencies serving the contingent fee market may continue to grow. Greater capital needs and the need for portfolio evaluation expertise sufficient to price portfolios effectively constitute significant barriers for entry to new providers of owned portfolio receivables management services.
     We face bidding competition in our acquisition of defaulted consumer receivables and in obtaining placement of fee-for-service receivables. We also compete on the basis of reputation, industry experience and performance. Among the positive factors which we believe influence our ability to compete effectively in this market are our ability to bid on portfolios at appropriate prices, our reputation from previous transactions regarding our ability to close transactions in a timely fashion, our relationships with originators of defaulted consumer receivables, our team of well-trained collectors who provide quality customer service and compliance with applicable collections laws and our ability to efficiently and effectively collect on various asset types. Among the negative factors which we believe could influence our ability to compete effectively in this market are that some of our current competitors and possible new competitors may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories and more established relationships in our industry than we currently have.
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
Redundancy, System Backup, Security and Disaster Recovery
     Our data centers provide the infrastructure for collection services and uninterrupted support of data, applications and hardware for all of our business units. We believe our facilities and operations include sufficient redundancy, file back-up and security to ensure minimal exposure to systems failure or unauthorized access. The preparations in this area include the use of call centers in Virginia, Kansas, Alabama and Tennessee in order to help provide redundancy for data and processes should one site be completely disabled. We have a disaster recovery plan covering our business that is tested on a periodic basis. The combination of our locally distributed call control systems provides enterprise-wide call and data distribution between our call centers for efficient portfolio collection and business operations. In addition to data replication between the sites, incremental backups of both software and databases are performed on a daily basis and a full system backup is performed weekly. Backup data tapes are stored at an offsite location along with copies of schedules and production control procedures, procedures for recovery using an off-site data center, documentation and other critical information necessary for recovery and continued operation. Our Virginia headquarters has two separate telecommunications feeds, uninterruptible power supplies and natural gas and diesel-generators, all of which provide a level of redundancy should a power outage or interruption occur. We also have generators installed at each of our remote call centers, as well as our subsidiary locations in Alabama and Nevada. We also employ rigorous physical and electronic security to protect our data. Our call centers have restricted card key access and appropriate additional physical security measures. Electronic protections include data encryption, firewalls and multi-level access controls.
Plasma Displays for Real Time Data Utilization
     We utilize multiple plasma displays at most of our collection facilities to aid in recovery of portfolios. The displays provide real-time business-critical information to our collection personnel for efficient collection efforts such as telephone, production, employee status, goal trending, training and corporate information.
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
Employees
     We employed 2,213 persons on a full-time basis, including the following number of front line operations employees by business: 1,574 on our owned portfolios, 188 working in our IGS operations, 82 working in our RDS government collections operation, and 71 working in our MuniServices operations, as of December 31, 2009. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.
Hiring
     We recognize that our collectors are critical to the success of our business as a majority of our collection efforts occur as a result of telephone contact with consumers. We have found that the tenure and productivity of our collectors are directly related. Therefore, attracting, hiring, training, retaining and motivating our collection personnel is a major focus for us. We pay our collectors competitive wages and offer employees a full benefits program which includes comprehensive medical coverage, short and long term disability, life insurance, dental and vision coverage, pre-paid legal plan, an employee assistance program, supplemental indemnity, cancer, hospitalization and accident insurance, a flexible spending account for child care and a matching 401(k) program. In addition to a base wage, we provide collectors with the opportunity to receive unlimited compensation through an incentive compensation program that pays bonuses above a set monthly base, based upon each collector’s collection results. This program is designed to ensure that employees are paid based not only on performance, but also on consistency. We believe that these practices have helped us achieve an annual post-training turnover rate in our collector workforce of 57% in 2009.
     A large number of telemarketing, customer-service and reservation phone centers are located near our Norfolk, Virginia headquarters. We believe that we offer a competitive and, in many cases, a higher base wage than many local employers and therefore have access to a large number of eligible personnel. In addition, there are several military bases in the area. We employ numerous military spouses and retirees and find them to be an excellent source of employees. We have also found the Las Vegas, Nevada, Hutchinson, Kansas, Birmingham, Alabama, Jackson, Tennessee, Houston, Texas and Fresno, California areas to provide a large potential workforce of eligible personnel.
Training
     We provide a comprehensive multi-week training program for all new owned portfolio collectors. The first weeks of the training program are comprised of lectures to learn collection techniques, state and federal collection laws, systems, negotiation skills, skip tracing and telephone use. These sessions are then followed by additional weeks of practical experience conducting live calls with additional managerial supervision in order to provide employees with confidence and guidance while still contributing to our profitability. Each trainee must successfully pass a comprehensive examination before being assigned to the collection floor, as well as once a year thereafter. In addition, we conduct continuing advanced classes in our five training centers. Our technology and systems allow us to monitor individual employees and then offer additional training in areas of deficiency to increase productivity and ensure compliance.
Office of General Counsel
     Our Office of General Counsel manages general corporate governance, litigation management, insurance and risk management, corporate transactions, intellectual property, contract and document preparation and review, including real estate purchase and lease agreements and portfolio purchase documents, compliance with federal securities laws and other regulations and statutes, obtaining and maintaining multi-state licensing, bonding and insurance and dispute and complaint resolution. As a part of its compliance functions, our Office of General Counsel works with our internal auditor and the Audit Committee of our Board of Directors in the implementation of our Code of Ethics. In that connection, we have implemented companywide ethics training and mandatory ethics quizzes and have established a confidential telephone hotline to report suspected policy violations, fraud, embezzlement, deception in record keeping and reporting, accounting, auditing matters and other acts which are inappropriate, criminal and/or unethical. Our Code of Ethics is available at the Investor Relations page of our website. Our Office of General Counsel also works closely with and provides guidance to our Quality Control and Compliance department and assists with training our staff in relevant areas including extensive training on the Fair Debt Collection Practices Act and other relevant laws and regulations. Our Office of General Counsel distributes guidelines and procedures for collection personnel to follow when communicating with customers, customer’s agents, attorneys and other parties during our recovery efforts. This includes approving all written communications to account debtors. In addition, our Office of General Counsel regularly researches, and provides collections personnel and our training department with summaries and updates of changes in, federal and state statutes and relevant case law, so that they are aware of and in compliance with changing laws and judicial decisions when skip-tracing or collecting accounts.
Regulation
     Federal and state statutes establish specific guidelines and procedures which debt collectors must follow when collecting consumer accounts. It is our policy to comply with the provisions of all applicable federal laws and comparable state statutes in all of our recovery activities. Our failure to comply with these laws could have a material adverse effect on us in the event and to the extent that they apply to some or all of our recovery activities. Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors, and the relationship between customers and credit card issuers. Significant federal laws and regulations applicable to our business as a debt collector include the following:
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
     • Fair Credit Reporting Act. This act places certain requirements on credit information providers regarding the verification of the accuracy of information provided to credit reporting agencies and investigating consumer disputes concerning the accuracy of such information. We provide information concerning our accounts to the three major credit reporting agencies, and it is our practice to correctly report this information and to investigate credit reporting disputes. The Fair and Accurate Credit Transactions Act amended the Fair Credit Reporting Act to include additional duties applicable to data furnishers with respect to information in the consumer’s credit file that the consumer identifies as resulting from identity theft, and requires that data furnishers have procedures in place to prevent such information from being furnished to credit reporting agencies.
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
     • Telephone Consumer Protection Act. In the process of collecting accounts, we use automated predictive dialers and pre-recorded messages to communicate with our consumers. This act and similar state laws place certain restrictions on telemarketers and users of automated dialing equipment and pre-recorded messages who place telephone calls to consumers.
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
     • U.S. Bankruptcy Code. In order to prevent any collection activity with bankrupt debtors by creditors and collection agencies, the U.S. Bankruptcy Code provides for an automatic stay, which prohibits certain contacts with consumers after the filing of bankruptcy petitions. The U.S. Bankruptcy Code also dictates what types of claims will or will not be allowed in a bankruptcy proceeding and how such claims may be discharged.
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
     Accordingly, when we acquire defaulted consumer receivables, typically we contractually require credit originators to indemnify us against any losses caused by their failure to comply with applicable statutes, rules and regulations relating to the receivables before they are sold to us.
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
     We cannot assure you that some of the receivables were not established as a result of identity theft or unauthorized use of a credit card and, accordingly, we could not recover the amount of the defaulted consumer receivables. As a purchaser of defaulted consumer receivables, we may acquire receivables subject to legitimate defenses on the part of the consumer. Typically our account purchase contracts allow us to return to the debt owners certain defaulted consumer receivables that may not be collectible, due to these and other circumstances. Upon return, the debt owners are required to replace the receivables with similar receivables or repurchase the receivables. These provisions limit to some extent our losses on such accounts.
     In addition to our obligation to comply with applicable federal, state and local laws and regulations, we are also obligated to comply with judicial decisions reached in court cases involving legislation passed by any such governmental bodies.

Item 1A.	Risk Factors.
     To the extent not described elsewhere in this Annual Report, the following are risks related to our business.
A deterioration in the economic or inflationary environment in the United States may have an adverse effect on our collections, results of operations, revenue and stock price
     Our performance may be affected by economic or inflationary conditions in the United States. If the United States economy deteriorates or if there is a significant rise in inflation, personal bankruptcy filings may increase, and the ability of consumers to pay their debts could be adversely affected. This may in turn adversely impact our financial condition, results of operations, revenue and stock price. Other factors associated with the economy that could influence our performance include the financial stability of the lenders on our line of credit, our access to credit, and financial factors affecting consumers.
     The recent financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate, go out of business or be taken over by the federal government have resulted in a tightening in credit markets. There could be a number of follow-on effects from the credit crisis and/or the federal government’s response to the credit crisis on our business, including a decrease in the value of our financial investments, the insolvency of lending institutions, including the lenders on our line of credit, resulting in our inability to obtain credit and the inability of our customers to obtain credit to re-finance their obligations with us. These and other economic factors could have a material adverse effect on our financial condition and results of operations.

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
We may be unable to obtain account documents for some of the accounts that we purchase. Our inability to provide account documents may negatively impact the liquidation rate on such accounts that are subject to judicial collections, or located in states in which, by law, no collection activity may proceed without account documents
     When we collect accounts judicially, courts in certain jurisdictions require that a copy of the account statements or applications be attached to the pleadings in order to obtain a judgment against the account debtors. If we are unable to produce account documents, these courts will deny our claims. Additionally, our ability to collect non-judicially may be impacted by state laws which require that certain types of account documentation be in our possession prior to the institution of any collection activities.
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
Our work force could become unionized in the future, which could adversely affect the stability of our production and increase our costs
     Currently, none of our employees are represented by unions. However, our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some or all of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could adversely affect the stability of our work force and increase our costs. In 2007, the Employee Free Choice Act H.R. 800 (“EFCA”) was passed in the U.S. House of Representatives, and currently remains in the Senate. The EFCA aims to amend the National Labor Relations Act, by making it easier for workers to organize unions and increasing the penalties employers may incur if they engage in labor practices in violation of the National Labor Relations Act. The EFCA adds additional remedies for such violations, including back pay plus liquidated damages and civil penalties to be determined by the National Labor Relations Board not to exceed $20,000 per infraction. This bill or a variation of it could be enacted in the future and could have an adverse impact on our operations.

We experience high employee turnover rates and we may not be able to hire and retain enough sufficiently trained employees to support our operations
     The accounts receivables management industry is very labor intensive and, similar to other companies in our industry, we typically experience a high rate of employee turnover. Our annual turnover rate in our collector workforce, excluding those employees that do not complete our multi-week training program was 57% in 2009. We compete for qualified personnel with companies in our industry and in other industries. Our growth requires that we continually hire and train new collectors. A higher turnover rate among our collectors will increase our recruiting and training costs and limit the number of experienced collection personnel available to service our defaulted consumer receivables. If this were to occur, we would not be able to service our defaulted consumer receivables effectively and this would reduce our ability to continue our growth and operate profitability.
We serve markets that are highly competitive, and we may be unable to compete with businesses that may have greater resources than we have
     We face competition in both of the markets we serve — owned portfolio and fee based accounts receivable management — from new and existing providers of outsourced receivables management services, including other purchasers of defaulted consumer receivables portfolios, third-party contingent fee collection agencies and debt owners that manage their own defaulted consumer receivables rather than outsourcing them. The accounts receivable management industry is highly fragmented and competitive, consisting of approximately 6,500 consumer and commercial agencies.
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
Our collections may decrease if certain types of bankruptcy filings involving liquidations increase
     Various economic trends and potential changes to existing legislation may contribute to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings a debtor’s assets may be sold to repay creditors, but since the defaulted consumer receivables we service are generally unsecured we often would not be able to collect on those receivables. We cannot ensure that our collection experience would not decline with an increase in personal bankruptcy filings or a change in bankruptcy regulations or practices. If our actual collection experience with respect to a defaulted bankrupt consumer receivables portfolio is significantly lower than we projected when we purchased the portfolio, our financial condition and results of operations could deteriorate.
We may make acquisitions that prove unsuccessful or strain or divert our resources
     We intend to consider acquisitions of other companies in our industry that could complement our business, including the acquisition of entities offering greater access and expertise in other asset types and markets that are related but that we do not currently serve. If we do acquire other businesses, we may not be able to successfully integrate these businesses with our own and we may be unable to maintain our standards, controls and policies. Further, acquisitions may place additional constraints on our resources by diverting the attention of our management from other business concerns. Through acquisitions, we may enter markets in which we have no or limited experience. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities or may result in the incurrence of additional debt and amortization expenses of related intangible assets, which could reduce our profitability and harm our business.
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
We may not be able to successfully anticipate, manage or adopt technological advances within our industry
     Our business relies on computer and telecommunications technologies and our ability to integrate these technologies into our business is essential to our competitive position and our success. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles. We may not be successful in anticipating, managing or adopting technological changes on a timely basis, which could reduce our profitability or disrupt our operations and harm our business.
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
Our ability to recover and enforce our defaulted consumer receivables may be limited under federal and state laws
     The businesses conducted by the Company’s operating subsidiaries are subject to licensing and regulation by governmental and regulatory bodies in the many jurisdictions in which the Company operates and conducts its business. Federal and state laws may limit our ability to recover and enforce our defaulted consumer receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit issuers may preclude us from collecting on defaulted consumer receivables we purchase if the credit issuer previously failed to comply with applicable laws in generating or servicing those receivables. Collection laws and regulations also directly apply to our business. Such laws and regulations are extensive and subject to change. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on consumer credit receivables. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on our defaulted consumer receivables and may harm our business. In addition, federal and state governmental bodies are considering, and may consider in the future, legislative proposals that would regulate the collection of our defaulted consumer receivables. Further, tax law changes such as Internal Revenue Code Section 6050P (requiring 1099-C returns to be filed on discharge of indebtedness in excess of $600) could negatively impact our ability to collect or cause us to incur additional expenses. Although we cannot predict if or how any future legislation would impact our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on our defaulted consumer receivables, which could reduce our profitability and harm our business.
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
We utilize the interest method of revenue recognition for determining our income recognized on finance receivables, which is based on an analysis of projected cash flows that may prove to be less than anticipated and could lead to reductions in future revenues or increases in valuation allowance charges
     We utilize the interest method to determine income recognized on finance receivables. Under this method, static pools of receivables we acquire are modeled upon their projected cash flows. A yield is then established which, when applied to the unamortized purchase price of the receivables, results in the recognition of income at a constant yield relative to the remaining balance in the pool of defaulted consumer receivables. Each static pool is analyzed monthly to assess the actual performance compared to that expected by the model. If the accuracy of the modeling process deteriorates or there is a decline in anticipated cash flows, we would suffer reductions in future revenues or a decline in the carrying value of our receivables portfolios from increases in valuation allowance charges, which in any case would result in lower earnings in future periods and could negatively impact our stock price.
We may be required to incur valuation allowance charges under the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”)
     ASC 310-30 provides guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Under ASC 310-30, static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under ASC 310-30, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received (as was permitted under the prior accounting guidance), the carrying value of a pool would be written down to maintain the then current IRR and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheet. Historically, under the guidance of ASC 310-30, for loans acquired prior to January 1, 2005, we have moved yields upward and downward as appropriate. However, under ASC 310-30, for loans acquired after January 1, 2005, guidance does not permit yields to be lowered which will increase the probability of us having to incur valuation allowance charges in the future, which could reduce our profitability in a given period and could negatively impact our stock price.
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
The continued future impact on us of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder is unclear
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report by management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. In addition, the public accounting firm auditing a public company’s financial statements must report on the effectiveness of the company’s internal controls over financial reporting. In the future, if we are unable to continue to comply with the requirements of Section 404 in a timely manner, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our internal controls over financial reporting, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.
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
Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates and could adversely affect our results of operations and financial condition, as could our failure to comply with hedge accounting principles and interpretations
     We entered into an interest rate swap transaction in December 2008 to mitigate our interest rate risk on a portion of our credit facility. Our hedging strategies rely on assumptions and projections. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates, we may experience volatility in our earnings that could adversely affect our results of operations and financial condition.
     In addition, hedge accounting in accordance with FASB ASC Topic 815 “Derivatives and Hedging” requires the application of significant subjective judgments to a body of accounting concepts that is complex and for which the interpretations have continued to evolve within the accounting profession and amongst the standard-setting bodies. Our failure to comply with hedge accounting principles and interpretations could result in the loss of the applicability of hedge accounting which could adversely affect our results of operations and financial condition.
Terrorist attacks, war and threats of attacks and war may adversely impact results of operations, revenue, and stock price
     Terrorist attacks, war and the outcome of war and threats of attacks may adversely affect our results of operations, revenue and stock price. Any or all of these occurrences could have a material adverse effect on our results of operations, revenue and stock price.
Failure to comply with government regulation of the collections industry could result in the suspension or termination of our ability to conduct its business
     The collections industry is governed by various U.S. federal and state laws and regulations. Many states require us to be a licensed debt collector. The Federal Trade Commission has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. If we fail to comply with applicable laws and regulations, it could result in the suspension, or termination of our ability to conduct collections which would materially adversely affect us. In addition, new federal and state laws or regulations or changes in the ways these rules or laws are interpreted or enforced could limit our activities in the future or significantly increase the cost of compliance.

Changes in governmental laws and regulations could increase our costs and liabilities or impact our operations
     Changes in laws and regulations and the manner in which they are interpreted or applied may alter our business environment. This could affect our results of operations or increase our liabilities. These negative impacts could result from changes in collection laws, laws related to credit reporting, consumer bankruptcy, accounting standards, taxation requirements, employment laws and communications laws, among others. It is possible that we could become subject to additional liabilities in the future resulting from changes in laws and regulations that could result in an adverse effect on our results of operations and financial condition. Specifically, we know that both federal and state governments are currently reviewing existing law related to debt collection, in order to determine if any changes are needed. In connection therewith, on December 16, 2009, the Federal Trade Commission issued an order to the nation’s nine largest debt buyers, including us, to submit information about current practices in relation to buying and collecting consumer debt, which the FTC intends to use for a study of the debt-buying industry. We intend to work closely with with the FTC in connection with its study, subject to applicable law.
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
     Our principal executive offices and primary operations facility are located in approximately 100,000 square feet of leased space in three adjacent buildings in Norfolk, Virginia. This site can currently accommodate approximately 1,000 employees. We own a two-acre parcel of land across from our headquarters which we developed into a parking lot for use by our employees.
     We own an approximately 22,000 square foot facility in Hutchinson, Kansas, comprised of two buildings, and contiguous parcels of land which are used primarily for employee parking. The Hutchinson site can currently accommodate approximately 250 employees.
     We lease a facility located in approximately 23,000 square feet of space in Hampton, Virginia which can accommodate approximately 300 employees. Renovations are underway to expand the facility to a total of approximately 32,000 square feet. When such renovations are completed, the facility will accommodate approximately 400 employees. Renovations are expected to be completed during the second quarter of 2010.
     We lease a call center located in Las Vegas, Nevada. The leased space is approximately 30,000 square feet and can accommodate approximately 310 employees.
     We lease a 15,000 square-foot facility in Birmingham, Alabama which can accommodate approximately 160 employees and approximately 400 square feet of space in Montgomery, Alabama.
     We lease a 34,000 square foot building and a nine-acre parcel of land in Jackson, Tennessee, which the Company originally purchased in 2006 and subsequently conveyed to the Industrial Development Board of the City of Jackson. We lease back the property from the Industrial Board under a long term Master Industrial Lease Agreement and have the option to re-purchase the property at any time during the term of the lease. This facility can accommodate approximately 430 employees.
     For our MuniServices business, we lease approximately 26,000 square feet of office space in several offices around the country, the majority of which are located in Fresno, California. These offices can accommodate approximately 140 employees.
     We lease a facility located in approximately 6,000 square feet of space in Houston, Texas which can accommodate approximately 30 employees.
     We lease approximately 6,000 square feet of space in Chicago, Illinois which can accommodate approximately 20 employees.
     We do not consider any specific leased or owned facility to be material to our operations. We believe that equally suitable alternative facilities are available in all areas where we currently do business.

Item 3.	Legal Proceedings.
     We are from time to time subject to routine legal claims and proceedings, most of which are incidental to the ordinary course of our business. We initiate lawsuits against consumers and are occasionally countersued by them in such actions. Also, consumers, either individually, as members of a class action, or through a governmental entity on behalf of consumers, may initiate litigation against us, in which they allege that we have violated a state or federal law in the process of collecting on an account. From time to time, other types of lawsuits are brought against us. While it is not expected that these or any other legal proceedings or claims in which we are involved will, either individually or in the aggregate, have a material adverse impact on our results of operations, liquidity or our financial condition, the matter described below falls outside of the normal parameters of our routine legal proceedings.
     We are currently a defendant in a purported class action counterclaim entitled PRA v. Barkwell, 4:09-cv-00113-CDL, which was originally filed in the Superior Court of Muscogee County, Georgia. The counterclaim, which was filed against us, the National Arbitration Forum (“NAF”) and MBNA America Bank, N.A., on July 29, 2009, has since been removed to the United States District Court for the Middle District of Georgia, where it is currently pending. The counterclaim alleges that in pursuing arbitration claims against Barkwell and other consumer debtors, pursuant to the terms and conditions of their respective cardholder agreements, we breached a duty of good faith and fair dealing and made negligent misrepresentations concerning its “arbitration practices.” The plaintiffs are seeking, among other things, to vacate the arbitration awards that we have obtained before NAF and have us disgorge the amounts collected with respect to such awards. It is not possible at this time to accurately estimate the possible loss, if any. We believe we have meritorious defenses to the allegations made in this counterclaim and intend to defend ourselves vigorously against them.
     We are currently a defendant in a purported enforcement action brought by the Attorney General for the State of Missouri that is currently pending in the United States District Court for the Eastern District of Missouri. The action seeks relief for Missouri consumers that have allegedly been injured as a result of certain of our collection practices. It is not possible at this time to estimate the possible loss, if any. We have vehemently denied any wrongdoing herein and believe we have meritorious defenses to each allegation in the complaint.

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

	High	Low
2008
Quarter ended March 31, 2008	$50.50	$27.43
Quarter ended June 30, 2008	$47.75	$37.12
Quarter ended September 30, 2008	$52.73	$35.09
Quarter ended December 31, 2008	$49.49	$24.70

2009
Quarter ended March 31, 2009	$34.89	$19.41
Quarter ended June 30, 2009	$39.52	$26.11
Quarter ended September 30, 2009	$49.01	$37.13
Quarter ended December 31, 2009	$50.50	$40.89
     As of January 27, 2010, there were 29 holders of record of the Common Stock. Based on information provided by our transfer agent and registrar, we believe that there are 20,369 beneficial owners of the Common Stock.
Stock Performance
     The following graph compares from December 31, 2004, to December 31, 2009, the cumulative stockholder returns assuming an initial investment of $100 on January 1, 2005 in the Company’s Common Stock, the stocks comprising the NASDAQ Global Market Composite Index, the NASDAQ Market Index (U.S.) and the stocks comprising a peer group index consisting of six peers. Any dividends paid during the five year period are assumed to be reinvested.

As of December 31,	2004	2005	2006	2007	2008	2009
PRAA	$100	$113	$113	$98	$83	$111
NASDAQ Global Market Composite Index	$100	$102	$112	$116	$57	$82
NASDAQ Market Index (U.S.)	$100	$104	$116	$127	$74	$108
Peer Group Index	$100	$119	$114	$113	$77	$83
     The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of the Company’s common stock. The Company does not make or endorse any predictions as to its future stock performance.
Equity Incentives
     The table below provides information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2009:

	Number of	Number of Securities to be	Weighted-average	Number of Securities
	Securities	Issued Upon Exercise of	Exercise Price of	Remaining Available
	Authorized for	Outstanding Options or	Outstanding Options	for Future Issuance
	Issuance Under the	Nonvested Shares Under the	and Nonvested	Under the Equity
Plan Category	Plan	Plan	Shares(1)	Compensation Plan(2)
Equity Compensation plans approved by security holders	2,000,000	350,821	$0.59	672,570
Equity Compensation plans not approved by security holders	None	None	N/A	None
Total	2,000,000	350,821	$0.59	672,570

(1)	Includes grants of nonvested shares (including awards made pursuant to the Long-Term Incentive Programs), for which there is no exercise price, but with respect to which shares are awarded without cost when the restrictions have been realized. Excluding the impact of the nonvested shares, the weighted average exercise price of outstanding options is $29.41.

(2)	Excludes 976,609 exercised options and vested shares, which are not available for re-issuance.
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

Item 6.	Selected Financial Data.
The following selected financial data should be read in conjunction with the audited consolidated financial statements.

	Years Ended December 31,
	2009	2008	2007	2006	2005
INCOME STATEMENT DATA:
(In thousands, except per share data)
Revenues:
Income recognized on finance receivables, net	$215,612	$206,486	$184,705	$163,357	$134,674
Commissions	65,479	56,789	36,043	24,965	13,851

Total revenues	281,091	263,275	220,748	188,322	148,525

Operating expenses:
Compensation and employee services	106,388	88,073	69,022	58,142	44,332
Legal and agency fees and costs	46,978	52,869	40,187	33,318	25,346
Outside fees and services	9,570	8,883	7,287	6,821	4,619
Communications	14,773	10,304	8,531	5,876	4,424
Rent and occupancy	4,761	3,908	3,105	2,276	2,101
Other operating expenses	8,799	6,977	5,915	4,758	3,424
Depreciation and amortization	9,213	7,424	5,517	5,131	4,679

Total operating expenses	200,482	178,438	139,564	116,322	88,925

Income from operations	80,609	84,837	81,184	72,000	59,600
Interest income	3	60	419	584	611
Interest expense	(7,909)	(11,151)	(3,704)	(378)	(280)

Income before income taxes	72,703	73,746	77,899	72,206	59,931
Provision for income taxes	28,397	28,384	29,658	27,716	23,159

Net income	$44,306	$45,362	$48,241	$44,490	$36,772

Net income per share
Basic	$2.87	$2.98	$3.08	$2.80	$2.35
Diluted	$2.87	$2.97	$3.06	$2.77	$2.28
Weighted average shares
Basic	15,420	15,229	15,646	15,911	15,642
Diluted	15,455	15,292	15,779	16,082	16,149
OPERATING AND OTHER FINANCIAL DATA:
(Dollars in thousands)
Cash collections and commissions (1)	$433,482	$383,488	$298,209	$261,357	$205,226
Operating expenses to cash collections and commissions	46%	47%	47%	45%	43%
Return on equity (2)	14%	17%	20%	20%	21%
Acquisitions of finance receivables, at cost (3)	$288,889	$280,336	$263,809	$112,406	$149,645
Acquisitions of finance receivables, at face value	$8,109,694	$4,588,234	$11,113,830	$7,788,158	$5,307,918
Employees at period end:
Total employees	2,213	2,032	1,677	1,291	1,110
Ratio of collection personnel to total employees (4)	86%	87%	88%	88%	88%

(1)	Includes both cash collected on finance receivables and commission fees earned during the relevant period.

(2)	Calculated by dividing net income for each year by average monthly stockholders’ equity for the same year.

(3)	Represents cash paid for finance receivables. It does not include certain capitalized costs or purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(4)	Includes all collectors and all first-line collection supervisors at December 31.
Below is listed certain key balance sheet data for the periods presented:

	As of December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
BALANCE SHEET DATA:
Cash and cash equivalents	$20,265	$13,901	$16,730	$25,101	$15,985
Finance receivables, net	693,462	563,830	410,297	226,447	193,645
Total assets	794,433	657,840	476,307	293,378	247,772
Long-term debt	1,499	—	—	690	1,152
Total debt, including obligations under capital lease and line of credit	320,799	268,305	168,103	932	16,535
Total stockholders’ equity	335,480	283,863	235,280	247,278	195,322

Below is listed the quarterly consolidated income statements for the years ended December 31, 2009 and 2008:

	For the Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(In thousands, except per share data)	2009	2009	2009	2009	2008	2008	2008	2008

INCOME STATEMENT DATA:
Revenues:
Income recognized on finance receivables, net	$55,962	$54,336	$54,038	$51,276	$48,073	$52,738	$53,047	$52,628
Commissions	17,254	14,229	17,069	16,927	18,898	15,848	10,567	11,476

Total revenues	73,216	68,565	71,107	68,203	66,971	68,586	63,614	64,104

Operating expenses:
Compensation and employee services	26,447	26,844	26,434	26,663	23,091	22,983	20,872	21,127
Legal and agency fees and costs	12,518	11,296	11,047	12,118	13,340	14,386	12,892	12,252
Outside fees and services	2,716	2,284	2,459	2,111	2,012	2,323	2,226	2,321
Communications	3,616	3,472	4,213	3,472	2,769	2,263	2,403	2,869
Rent and occupancy	1,245	1,270	1,163	1,082	1,078	1,123	869	838
Other operating expenses	2,234	2,341	2,236	1,988	2,114	1,912	1,595	1,356
Depreciation and amortization	2,339	2,269	2,330	2,275	2,285	2,162	1,507	1,470

Total operating expenses	51,115	49,776	49,882	49,709	46,689	47,152	42,364	42,233

Income from operations	22,101	18,789	21,225	18,494	20,282	21,434	21,250	21,871
Interest income	—	—	—	3	9	17	3	30
Interest expense	(2,018)	(1,964)	(1,949)	(1,978)	(2,936)	(3,066)	(2,649)	(2,499)

Income before income taxes	20,083	16,825	19,276	16,519	17,355	18,385	18,604	19,402
Provision for income taxes	7,667	6,729	7,554	6,447	6,746	6,930	7,178	7,530

Net income	$12,416	$10,096	$11,722	$10,072	$10,609	$11,455	$11,426	$11,872

Net income per share
Basic	$0.80	$0.65	$0.76	$0.66	$0.69	$0.75	$0.75	$0.78
Diluted	$0.80	$0.65	$0.76	$0.66	$0.69	$0.75	$0.75	$0.78
Weighted average shares
Basic	15,505	15,466	15,377	15,334	15,283	15,267	15,193	15,170
Diluted	15,531	15,502	15,415	15,367	15,329	15,336	15,268	15,237
Below is listed the quarterly consolidated balance sheets for the years ended December 31, 2009 and 2008:

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(Dollars in thousands)	2009	2009	2009	2009	2008	2008	2008	2008

BALANCE SHEET DATA:
Assets
Cash and cash equivalents	$20,265	$19,874	$15,661	$16,549	$13,901	$28,006	$16,333	$16,816
Finance receivables, net	693,462	660,879	624,592	576,600	563,830	535,430	515,367	477,754
Accounts receivable, net	9,169	6,909	7,315	8,617	8,278	6,692	3,650	3,926
Property and equipment, net	21,864	22,093	22,112	23,106	23,884	23,354	17,332	16,631
Income taxes receivable	4,460	5,893	4,213	3,289	3,587	3,715	3,539	2,791
Goodwill	29,299	29,299	28,815	27,646	27,546	28,058	18,620	18,620
Intangible assets, net	10,756	11,425	12,093	12,761	13,429	13,747	4,322	4,684
Other assets	5,158	3,310	4,037	3,755	3,385	2,559	2,125	1,997

Total assets	$794,433	$759,682	$718,838	$672,323	$657,840	$641,561	$581,288	$543,219

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$4,108	$3,957	$3,281	$3,622	$3,438	$4,527	$4,630	$4,008
Accrued expenses	4,506	3,463	4,797	3,544	4,314	5,294	4,647	4,499
Accrued payroll and bonuses	11,633	11,294	7,783	6,696	9,850	9,605	4,833	4,818
Deferred tax liability	117,206	110,333	102,001	94,118	88,070	81,350	72,577	64,661
Line of credit	319,300	306,300	289,800	266,300	268,300	267,300	234,300	216,800
Long-term debt	1,499	1,663	1,824	1,983	—	—	—	—
Obligations under capital lease	—	—	—	—	5	23	45	70
Derivative instrument	701	566	215	362

Total liabilities	458,953	437,576	409,701	376,625	373,977	368,099	321,032	294,856

Stockholders’ equity
Common stock	155	155	154	153	153	153	152	152
Additional paid in capital	82,400	81,358	78,274	76,647	74,574	74,873	73,121	72,654
Retained earnings	253,353	240,939	230,841	219,119	209,047	198,436	186,983	175,557
Accumulated other comprehensive income/(loss), net of taxes	(428)	(346)	(132)	(221)	89	—	—	—

Total stockholders’ equity	335,480	322,106	309,137	295,698	283,863	273,462	260,256	248,363

Total liabilities and stockholders’ equity	$794,433	$759,682	$718,838	$672,323	$657,840	$641,561	$581,288	$543,219

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
     Our business revolves around the detection, collection and processing of both unpaid and normal-course accounts receivable originally owed to credit grantors, governments, retailers and others. The results of operations include the financial results of Portfolio Recovery Associates, Inc. and all of our subsidiaries who are all in the accounts receivable management business. Under the guidance of the FASB ASC Topic 280 “Segment Reporting” (“ASC 280”), we have determined that we have several operating segments that meet the aggregation criteria of ASC 280, and therefore, we have one reportable segment, accounts receivable management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.
     The following table sets forth certain operating data in dollars and as a percentage of total revenues for the years ended December 31, 2009, 2008 and 2007:

(Dollars in thousands)	2009		2008		2007

Revenues:
Income recognized on finance receivables, net	$215,612	76.7%	$206,486	78.4%	$184,705	83.7%
Commissions	65,479	23.3	56,789	21.6	36,043	16.3

Total revenues	281,091	100.0	263,275	100.0	220,748	100.0
Operating expenses:
Compensation and employee services	106,388	37.8	88,073	33.5	69,022	31.3
Legal and agency fees and costs	46,978	16.7	52,869	20.1	40,187	18.2
Outside fees and services	9,570	3.4	8,883	3.4	7,287	3.3
Communications	14,773	5.3	10,304	3.9	8,531	3.9
Rent and occupancy	4,761	1.7	3,908	1.4	3,105	1.4
Other operating expenses	8,799	3.1	6,977	2.7	5,915	2.6
Depreciation and amortization	9,213	3.3	7,424	2.8	5,517	2.5

Total operating expenses	200,482	71.3	178,438	67.8	139,564	63.2

Income from operations	80,609	28.7	84,837	32.2	81,184	36.8
Interest income	3	0.0	60	0.0	419	0.2
Interest expense	(7,909)	(2.8)	(11,151)	(4.2)	(3,704)	(1.7)

Income before income taxes	72,703	25.9	73,746	28.0	77,899	35.3
Provision for income taxes	28,397	10.1	28,384	10.8	29,658	13.4

Net income	$44,306	15.8%	$45,362	17.2%	$48,241	21.9%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Revenues
     Total revenues were $281.1 million for the year ended December 31, 2009, an increase of $17.8 million or 6.8% compared to total revenues of $263.3 million for the year ended December 31, 2008.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $215.6 million for the year ended December 31, 2009, an increase of $9.1 million or 4.4% compared to income recognized on finance receivables, net of $206.5 million for the year ended December 31, 2008. The increase was primarily due to an increase in our cash collections on our owned defaulted consumer receivables to $368.0 million for the year ended December 31, 2009 compared to $326.7 million for the year ended December 31, 2008, an increase of $41.3 million or 12.6%. This was offset by an increase in our finance receivables amortization rate, including the allowance charge, to 41.4% for the year ended December 31, 2009 compared to 36.8% for the year ended December 31, 2008. During the year ended December 31, 2009, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $8.1 billion at a cost of $288.9 million. During the year ended December 31, 2008, we acquired defaulted consumer receivable portfolios with an aggregate face value of $4.6 billion at a cost of $280.3 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the year ended December 31, 2009, we recorded net allowance charges of $27,635,000. For the year ended December 31, 2008, we recorded net allowance charges of $19,390,000. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables would include: overall market pricing for pools of consumer receivables (which is driven by both supply and demand), new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff. Due to the extraordinary deterioration of the U.S. economy beginning in the fourth quarter of 2008, our collection efforts have become more challenging, which has exacerbated the typical effects of these external and internal factors. These combined factors have contributed to the valuation allowances that we have recorded during the year ended December 31, 2009.
Commissions
     Commissions were $65.5 million for the year ended December 31, 2009, an increase of $8.7 million or 15.3% compared to commissions of $56.8 million for the year ended December 31, 2008. Commissions grew as a result of the acquisitions of MuniServices on July 1, 2008 and BPA on August 1, 2008, as well as an increase in revenue generated by our RDS government processing and collection business, partially offset by a decrease in revenue generated by our IGS fee-for-service business and our Anchor contingent fee business, which ceased operations in the second quarter of 2008, as compared to the prior year period.
Operating Expenses
     Total operating expenses were $200.5 million for the year ended December 31, 2009, an increase of $22.1 million or 12.4% compared to total operating expenses of $178.4 million for the year ended December 31, 2008. Total operating expenses were 46.3% of cash receipts for the year ended December 31, 2009 compared with 46.5% for the same period in 2008.
Compensation and Employee Services
     Compensation and employee services expenses were $106.4 million for the year ended December 31, 2009, an increase of $18.3 million or 20.8% compared to compensation and employee services expenses of $88.1 million for the year ended December 31, 2008. This increase is mainly due to the acquisition of MuniServices on July 1, 2008, as well as an overall increase in our owned portfolio collection staff. In addition, in conjunction with the renewal of their employment agreements, our Named Executive Officers and other senior executives were awarded nonvested shares which vested on January 1, 2009. As a result of the vesting of these shares, we recorded stock-based compensation expense in connection with these shares, in the amount of approximately $1.4 million during the first quarter of 2009. Also, we reversed $1.2 million of estimated share-based compensation costs in the third quarter of 2008, that had been accrued in 2007 and 2008 relating to the 2007 Long Term Incentive Program. Compensation and employee services expenses increased as total employees grew 8.9% to 2,213 as of December 31, 2009 from 2,032 as of December 31, 2008. Additionally, existing employees received normal salary increases. Compensation and employee services expenses as a percentage of cash receipts increased to 24.5% for the year ended December 31, 2009 from 23.0% of cash receipts for the same period in 2008.
Legal and Agency Fees and Costs
     Legal and agency fees and costs expenses were $47.0 million for the year ended December 31, 2009, a decrease of $5.9 million or 11.2% compared to legal and agency fees and costs of $52.9 million for the year ended December 31, 2008. Of the $5.9 million decrease, $5.5 million was attributable to a decrease in legal fees and costs incurred resulting from accounts referred to both our in house attorneys and outside third-party contingent fee attorneys. The remaining $0.4 million decrease was attributable to a decrease in agency fees mainly incurred by our IGS subsidiary. Total outside legal expenses paid to third-party contingent fee attorneys for the year ended December 31, 2009 were 42.3% of legal cash collections generated by contingent fee attorneys compared to 39.4% for the year ended December 31, 2008. Outside legal fees and costs paid to independent contingent fee attorneys decreased from $33.3 million for the year ended December 31, 2008 to $27.6 million, a decrease of $5.7 million or 17.1%, for the year ended December 31, 2009. Additionally, as disclosed previously, we also effectuate legal collections using our own in-house attorneys. Total legal expenses incurred by our in-house attorneys for the year ended December 31, 2009 were 17.5% of legal cash collections generated by our in-house attorneys compared to 41.4% for the year ended December 31, 2008. Legal fees and costs incurred by our in-house attorneys increased from $3.5 million for the year ended December 31, 2008 to $3.8 million, an increase of $0.3 million or 8.6%, for the year ended December 31, 2009.
Outside Fees and Services
     Outside fees and services expenses were $9.6 million for the year ended December 31, 2009, an increase of $0.7 million or 7.9% compared to outside legal and other fees and services expenses of $8.9 million for the year ended December 31, 2008. The $0.7 million increase was attributable to an increase in other outside fees and services and corporate legal and accounting.
Communications
     Communications expenses were $14.8 million for the year ended December 31, 2009, an increase of $4.5 million or 43.7% compared to communications expenses of $10.3 million for the year ended December 31, 2008. The increase was mainly due to a growth in mailings due to an increase in special letter campaigns which increased by $4.3 million for the year ended December 31, 2009 when compared to the year ago period. The remaining increase was attributable to higher telephone expenses driven by a greater number of defaulted consumer receivables to work, as well as a significant expansion of our automated dialer seats and related calls that are generated by the dialer. Mailings were responsible for 95.6% or $4.3 million of this increase, while the remaining 4.4% or $0.2 million was attributable to increased call volumes.
Rent and Occupancy
     Rent and occupancy expenses were $4.8 million for the year ended December 31, 2009, an increase of $0.9 million or 23.1% compared to rent and occupancy expenses of $3.9 million for the year ended December 31, 2008. The increase was primarily due to the acquisition of MuniServices on July 1, 2008 and the relocation of our IGS business to another location during 2009, as well as increased utility charges.
Other Operating Expenses
     Other operating expenses were $8.8 million for the year ended December 31, 2009, an increase of $1.8 million or 25.7% compared to other operating expenses of $7.0 million for the year ended December 31, 2008. The increase was due to increases in various expenses mainly as a result of the addition of MuniServices and BPA when compared to the prior year period. No individual item represents a significant portion of the overall increase.

Depreciation and Amortization
     Depreciation and amortization expenses were $9.2 million for the year ended December 31, 2009, an increase of $1.8 million or 24.3% compared to depreciation and amortization expenses of $7.4 million for the year ended December 31, 2008. The increase is mainly due to additional expenses incurred related to the depreciation and amortization of the tangible and intangible assets acquired in the acquisition of MuniServices and the acquisition of the assets of BPA on August 1, 2008. Additional increases are the result of continued capital expenditures on equipment, software and computers related to our growth and systems upgrades.
Interest Income
     Interest income was $3,000 for the year ended December 31, 2009, a decrease of $57,000 or 95.0% compared to interest income of $60,000 for the year ended December 31, 2008. This decrease is mainly due to lower average invested cash and cash equivalents balances during the year ended December 31, 2009 compared to the same period in 2008.
Interest Expense
     Interest expense was $7.9 million for the year ended December 31, 2009, a decrease of $3.3 million compared to interest expense of $11.2 million for the year ended December 31, 2008. The decrease was mainly due to a decrease in our weighted average variable interest rate which decreased to 2.62% for the year ended December 31, 2009 as compared to 4.60% for the year ended December 31, 2008, partially offset by an increase in our average borrowings for the year ended December 31, 2009 compared to the same period in 2008.
Provision for Income Taxes
     Income tax expense was $28.4 million for the years ended December 31, 2009 and 2008. Pre-tax income for the year ending December 31, 2009 decreased by $1.0 million as compared to the year ending December 31, 2008; however, income tax expense remained the same due to the impact of permanent items, state tax credits and prior year true-up which resulted in a lower effective tax rate for the year ending December 31, 2008 when compared to the same period in 2009.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Revenues
     Total revenues were $263.3 million for the year ended December 31, 2008, an increase of $42.6 million or 19.3% compared to total revenues of $220.7 million for the year ended December 31, 2007.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $206.5 million for the year ended December 31, 2008, an increase of $21.8 million or 11.8% compared to income recognized on finance receivables, net of $184.7 million for the year ended December 31, 2007. The increase was due to an increase in our cash collections on our owned defaulted consumer receivables to $326.7 million for the year ended December 31, 2008 compared to $262.2 million for the year ended December 31, 2007, an increase of $64.5 million or 24.6%. This was offset by an increase in our finance receivables amortization rate, including the allowance charge, to 36.8% for the year ended December 31, 2008 compared to 29.6% for the year ended December 31, 2007. During the year ended December 31, 2008, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $4.6 billion at a cost of $280.3 million. During the year ended December 31, 2007, we acquired defaulted consumer receivable portfolios with an aggregate face value of $11.1 billion at a cost of $263.8 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under ASC 310-30, which requires that a valuation allowance be recorded for significant decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the year ended December 31, 2008, we recorded net allowance charges of $19,390,000. For the year ended December 31, 2007, we recorded net allowance charges of $2,930,000. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables would include: overall market pricing for pools of consumer receivables (which is driven by both supply and demand), new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff. Due to the extraordinary deterioration of the U.S. economy beginning in the fourth quarter of 2008, our collection efforts have become more challenging, which has exacerbated the typical effects of these external and internal factors. These combined factors have contributed to the valuation allowances that we have recorded during the year ended December 31, 2008.
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
Legal and Agency Fees and Costs
     Legal and agency fees and costs expenses were $52.9 million for the year ended December 31, 2008, an increase of $12.7 million or 31.6% compared to legal and agency fees and costs of $40.2 million for the year ended December 31, 2007. Of the $12.7 million increase, $6.1 million was attributable to an increase in legal fees and costs incurred resulting from accounts referred to both our in house attorneys and outside third-party contingent fee attorneys. The remaining $6.6 million increase was attributable to an increase in agency fees mainly incurred by our IGS subsidiary. Total outside legal expenses paid to independent contingent fee attorneys for the year ended December 31, 2008 were 39.4% of legal cash collections generated by independent contingent fee attorneys compared to 34.6% for the year ended December 31, 2007. Outside legal fees and costs paid to third-party contingent fee attorneys increased from $29.1 million for the year ended December 31, 2007 to $33.3 million, an increase of $4.2 million or 14.4%, for the year ended December 31, 2008. Additionally, as disclosed previously, we also effectuate legal collections using our own in-house attorneys. Total legal expenses incurred by our in-house attorneys for the year ended December 31, 2008 were 41.4% of legal cash collections generated by our in-house attorneys compared to 29.0% for the year ended December 31, 2007. Legal fees and costs incurred by our in-house attorneys increased from $1.6 million for the year ended December 31, 2007 to $3.5 million, an increase of $1.9 million or 118.8%, for the year ended December 31, 2008.
Outside Fees and Services
     Outside fees and services expenses were $8.9 million for the year ended December 31, 2008, an increase of $1.6 million or 21.9% compared to outside legal and other fees and services expenses of $7.3 million for the year ended December 31, 2007. The $1.6 million increase was attributable to an increase in other outside fees and services and corporate legal and accounting.
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
     Additionally, however, the way we initially book newly acquired pools of accounts and how we forecast future estimated collections for any given portfolio of accounts has evolved over the years due to a number of factors including the current economic situation. Since our revenue recognition under ASC 310-30 is driven by both the ultimate magnitude of estimated lifetime collections, as well as the timing of those collections, we have progressed towards booking new portfolio purchases using a higher confidence level for both collection amount and pace. Subsequent to the initial booking, as we gain collection experience and comfort with a pool of accounts, we continuously update estimated remaining collections (“ERC”) as time goes on. Since our inception, these processes have tended to cause the ratio of collections to purchase price multiple for any given year of buying to gradually increase over time. As a result, our estimate of lifetime collections to purchase price has shown relatively steady increases as pools have aged. Thus, all factors being equal in terms of pricing, one would naturally tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from purchase than a pool that was just two years from purchase.
     To the extent that lower purchase price multiples are the ultimate result of more competitive pricing and lower IRRs, this will generally lead to higher amortization rates (payments applied to principal as a percentage of cash collections), lower operating margins and ultimately lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to expand. It is important to consider, however, that to the extent we can improve our collection operations by extracting additional cash from a discreet quantity and quality of accounts, and/or by extracting cash at a lower cost structure, we can put upward pressure on the collection to purchase price ratio and also on our operating margins. During 2008 and 2009, we made significant enhancements in our analytical abilities, management personnel and automated dialing capabilities, all with the intent to collect more cash at lower cost.
     Information about our owned portfolios as of December 31, 2009 is as follows:
Entire Portfolio ($ in thousands)

			Percentage of	Unamortized	Percentage of Reserve	Actual Cash
		Life to Date	Reserve	Purchase Price	Allowance to Unamortized	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Allowance to	Balance at	Purchase Price and	Including Cash	Remaining	Total Estimated	Collections to
Period	Price (1)	Allowance (2)	Purchase Price (3)	December 31, 2009 (4)	Reserve Allowance (5)	Sales	Collections (6)	Collections (7)	Purchase Price (8)
1996	$3,080	$0	0%	$0	0%	$9,976	$80	$10,056	326%
1997	$7,685	$0	0%	$0	0%	$24,905	$211	$25,116	327%
1998	$11,089	$0	0%	$0	0%	$36,226	$511	$36,737	331%
1999	$18,898	$0	0%	$0	0%	$66,026	$1,465	$67,491	357%
2000	$25,020	$0	0%	$3	0%	$108,053	$3,445	$111,498	446%
2001	$33,481	$0	0%	$0	0%	$162,251	$2,264	$164,515	491%
2002	$42,325	$0	0%	$0	0%	$178,053	$3,411	$181,464	429%
2003	$61,449	$0	0%	$236	0%	$233,029	$7,845	$240,874	392%
2004	$59,179	$1,385	2%	$1,246	53%	$168,689	$12,508	$181,197	306%
2005	$143,173	$9,940	7%	$36,278	22%	$246,918	$70,759	$317,677	222%
2006	$107,743	$12,370	11%	$40,522	23%	$146,473	$76,853	$223,326	207%
2007	$258,357	$10,815	4%	$149,434	7%	$252,079	$262,028	$514,107	199%
2008	$275,213	$16,745	6%	$199,519	8%	$169,253	$372,034	$541,287	197%
2009	$285,834	$0	0%	$266,224	0%	$57,339	$602,032	$659,371	231%

Purchased Bankruptcy Portfolio ($ in thousands)

			Percentage of	Unamortized	Percentage of Reserve	Actual Cash
		Life to Date	Reserve	Purchase Price	Allowance to Unamortized	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Allowance to	Balance at	Purchase Price and	Including Cash	Remaining	Total Estimated	Collections to
Period	Price (1)	Allowance (2)	Purchase Price (3)	December 31, 2009 (4)	Reserve Allowance (5)	Sales	Collections (6)	Collections (7)	Purchase Price (8)
1996	$0	$0	0%	$0	0%	$0	$0	$0	0%
1997	$0	$0	0%	$0	0%	$0	$0	$0	0%
1998	$0	$0	0%	$0	0%	$0	$0	$0	0%
1999	$0	$0	0%	$0	0%	$0	$0	$0	0%
2000	$0	$0	0%	$0	0%	$0	$0	$0	0%
2001	$0	$0	0%	$0	0%	$0	$0	$0	0%
2002	$0	$0	0%	$0	0%	$0	$0	$0	0%
2003	$0	$0	0%	$0	0%	$0	$0	$0	0%
2004	$7,469	$1,285	17%	$31	98%	$13,981	$91	$14,072	188%
2005	$29,302	$800	3%	$1,323	38%	$41,373	$1,821	$43,194	147%
2006	$17,643	$1,480	8%	$911	62%	$25,983	$3,153	$29,136	165%
2007	$78,933	$110	0%	$45,658	0%	$56,451	$59,821	$116,272	147%
2008	$108,614	$0	0%	$86,353	0%	$49,919	$133,126	$183,045	169%
2009	$159,007	$0	0%	$155,754	0%	$16,635	$323,718	$340,353	214%
Entire Portfolio less Purchased Bankruptcy Portfolio ($ in thousands)

			Percentage of	Unamortized	Percentage of Reserve	Actual Cash
		Life to Date	Reserve	Purchase Price	Allowance to Unamortized	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Allowance to	Balance at	Purchase Price and	Including Cash	Remaining	Total Estimated	Collections to
Period	Price (1)	Allowance (2)	Purchase Price (3)	December 31, 2009 (4)	Reserve Allowance (5)	Sales	Collections (6)	Collections (7)	Purchase Price (8)
1996	$3,080	$0	0%	$0	0%	$9,976	$80	$10,056	326%
1997	$7,685	$0	0%	$0	0%	$24,905	$211	$25,116	327%
1998	$11,089	$0	0%	$0	0%	$36,226	$511	$36,737	331%
1999	$18,898	$0	0%	$0	0%	$66,026	$1,465	$67,491	357%
2000	$25,020	$0	0%	$3	0%	$108,053	$3,445	$111,498	446%
2001	$33,481	$0	0%	$0	0%	$162,251	$2,264	$164,515	491%
2002	$42,325	$0	0%	$0	0%	$178,053	$3,411	$181,464	429%
2003	$61,449	$0	0%	$236	0%	$233,029	$7,845	$240,874	392%
2004	$51,710	$100	0%	$1,215	8%	$154,708	$12,417	$167,125	323%
2005	$113,871	$9,140	8%	$34,955	21%	$205,545	$68,938	$274,483	241%
2006	$90,100	$10,890	12%	$39,611	22%	$120,490	$73,700	$194,190	216%
2007	$179,424	$10,705	6%	$103,775	9%	$195,628	$202,207	$397,835	222%
2008	$166,599	$16,745	10%	$113,166	13%	$119,334	$238,908	$358,242	215%
2009	$126,827	$0	0%	$110,470	0%	$40,704	$278,314	$319,018	252%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Life to date reserve allowance refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals.

(3)	Percentage of reserve allowance to purchase price refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals, divided by the purchase price.

(4)	Unamortized purchase price balance refers to the purchase price less amortization over the life of the portfolio.

(5)	Percentage of purchase price remaining unamortized refers to the amount of unamortized purchase price divided by the purchase price.

(6)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(7)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(8)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

     The following table shows our net valuation allowances booked since we began accounting for our investment in finance receivables under the guidance of ASC 310-30.
($ in thousands)

Allowance	Purchase Period
Period [1]	1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	Total

Q1 05	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Q2 05	—	—	—	—	—	—	—	—	—	—	$—
Q3 05	—	—	—	—	—	—	—	—	—	—	$—
Q4 05	—	200	—	—	—	—	—	—	—	—	$200
Q1 06	—	—	—	—	—	175	—	—	—	—	$175
Q2 06	—	75	—	—	—	125	—	—	—	—	$200
Q3 06	—	200	—	—	—	75	—	—	—	—	$275
Q4 06	—	—	—	—	—	450	—	—	—	—	$450
Q1 07	—	(245)	—	—	—	610	—	—	—	—	$365
Q2 07	—	70	—	20	—	—	—	—	—	—	$90
Q3 07	—	50	—	150	320	660	—	—	—	—	$1,180
Q4 07	—	—	—	190	150	615	340	—	—	—	$1,295
Q1 08	—	—	—	120	650	910	1,105	—	—	—	$2,785
Q2 08	—	(140)	—	400	720	—	2,330	650	—	—	$3,960
Q3 08	—	(30)	—	(60)	60	325	1,135	2,350	—	—	$3,780
Q4 08	—	(75)	—	(325)	(140)	1,805	2,600	4,380	620	—	$8,865
Q1 09	—	(105)	—	(120)	35	1,150	910	2,300	2,050	—	$6,220
Q2 09	—	—	—	(230)	(220)	495	765	685	2,425	—	$3,920
Q3 09	—	—	—	(25)	(190)	1,170	1,965	340	4,750	—	$8,010
Q4 09	—	—	—	(120)	—	1,375	1,220	110	6,900	—	$9,485

Total	$—	$—	$—	$—	$1,385	$9,940	$12,370	$10,815	$16,745	$—	$51,255

Purchase Price	$65,772	$33,481	$42,325	$61,449	$59,179	$143,173	$107,743	$258,357	$275,213	$285,834	$1,332,525

(1)	Allowance period represents the quarter in which we recorded valuation allowances, net of any (reversals).
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
Cash Collections By Year, By Year of Purchase — Entire Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$102	$83	$78	$9,914
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	437	346	215	$24,398
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	882	616	397	$36,199
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	1,328	$65,334
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	3,198	$107,591
2001	33,481	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	5,299	$156,760
2002	42,325	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	$178,042
2003	61,449	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	$233,030
2004	59,179	—	—	—	—	—	—	—	—	18,019	46,475	40,424	30,750	19,339	13,677	$168,684
2005	143,173	—	—	—	—	—	—	—	—	—	18,968	75,145	69,862	49,576	33,366	$246,917
2006	107,743	—	—	—	—	—	—	—	—	—	—	22,971	53,192	40,560	29,749	$146,472
2007	258,357	—	—	—	—	—	—	—	—	—	—	—	42,263	115,011	94,805	$252,079
2008	275,213	—	—	—	—	—	—	—	—	—	—	—	—	61,277	107,974	$169,251
2009	285,834	—	—	—	—	—	—	—	—	—	—	—	—	—	57,338	$57,338

Total	$1,332,526	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$262,166	$326,699	$368,003	$1,852,009

Cash Collections By Year, By Year of Purchase — Purchased Bankruptcy Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	Total

1996	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1997	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1998	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1999	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2000	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2001	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2002	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2003	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2004	7,469	—	—	—	—	—	—	—	—	743	4,554	3,956	2,777	1,455	496	$13,981
2005	29,302	—	—	—	—	—	—	—	—	—	3,777	15,500	11,934	6,845	3,318	$41,374
2006	17,643	—	—	—	—	—	—	—	—	—	—	5,608	9,455	6,522	4,398	$25,983
2007	78,933	—	—	—	—	—	—	—	—	—	—	—	2,850	27,972	25,630	$56,452
2008	108,614	—	—	—	—	—	—	—	—	—	—	—	—	14,024	35,894	$49,918
2009	159,007	—	—	—	—	—	—	—	—	—	—	—	—	—	16,635	$16,635

Total	$400,968	$—	$—	$—	$—	$—	$—	$—	$—	$743	$8,331	$25,064	$27,016	$56,818	$86,371	$204,343

Cash Collections By Year, By Year of Purchase — Entire Portfolio less Purchased Bankruptcy Portfolio

($ in thousands)
Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$102	$83	$78	$9,914
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	437	346	215	$24,398
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	882	616	397	$36,199
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	1,328	$65,334
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	3,198	$107,591
2001	33,481	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	5,299	$156,760
2002	42,325	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	$178,042
2003	61,449	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	$233,030
2004	51,710	—	—	—	—	—	—	—	—	17,276	41,921	36,468	27,973	17,884	13,181	$154,703
2005	113,871	—	—	—	—	—	—	—	—	—	15,191	59,645	57,928	42,731	30,048	$205,543
2006	90,100	—	—	—	—	—	—	—	—	—	—	17,363	43,737	34,038	25,351	$120,489
2007	179,424	—	—	—	—	—	—	—	—	—	—	—	39,413	87,039	69,175	$195,627
2008	166,599	—	—	—	—	—	—	—	—	—	—	—	—	47,253	72,080	$119,333
2009	126,827	—	—	—	—	—	—	—	—	—	—	—	—	—	40,703	$40,703

Total	$931,558	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$152,661	$183,045	$211,329	$235,150	$269,881	$281,632	$1,647,666

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
Collector by Tenure

Tenure at:	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
One year +(1)	327	340	327	452	638
Less than one year (2)	364	375	553	739	676
Total(2)	691	715	880	1191	1314

(1)	Calculated based on actual employees (collectors) with one year of service or more.

(2)	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE.”
Cash Collections per Hour Paid (1)

Average performance	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Total cash collections	$133.39	$146.03	$135.77	$131.29	$145.44
Non-legal cash collections(2)	$89.25	$99.06	$91.93	$96.95	$119.16
Non-bk cash collections(3)	$128.02	$132.15	$123.10	$109.82	$113.42
Non-bk/legal cash collections(4)	$83.88	$85.18	$79.26	$75.47	$87.13

(1)	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

(2)	Represents total cash collections less external legal cash collections.

(3)	Represents total cash collections less purchased bankruptcy cash collections from trustee-administered accounts. The 2008 statistics are slightly different than those reported previously as a result of a change in the computation methodology.

(4)	Represents total cash collections less external legal cash collections and less purchased bankruptcy cash collections from trustee-administered accounts.
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
Quarterly Cash Collections
     The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q42009	Q32009	Q22009	Q12009	Q42008	Q32008	Q22008	Q12008

Call Center & Other Collections	$45,365	$48,590	$50,052	$50,914	$41,268	$43,949	$46,892	$44,883
External Legal Collections	15,496	15,330	16,527	17,790	18,424	21,590	22,471	21,880
Internal Legal Collections	7,570	6,196	4,263	3,539	2,652	2,106	1,947	1,819
Purchased Bankruptcy Collections	26,855	22,251	19,637	17,628	16,904	15,362	13,732	10,820

     The following table shows the components of legal and agency fees and costs for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

	2009	2008	2007
Legal fees and costs (1)	$31,333	$36,805	$30,720

Agency fees (2)	15,645	16,064	9,467

	$46,978	$52,869	$40,187

(1)	Legal fees and costs represent legal fees and costs incurred by both our in-house attorneys and outside contingent fee attorneys.

(2)	Agency fees are primarily incurred by our IGS skip tracing business.
     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios, for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

	2009	2008	2007
Balance at beginning of year	$563,830	$410,297	$226,448
Acquisitions of finance receivables, net of buybacks (1)	282,023	273,746	261,310
Cash collections applied to principal on finance receivables (2)	(152,391)	(120,213)	(77,461)

Balance at end of year	$693,462	$563,830	$410,297

Estimated Remaining Collections (“ERC”) (3)	$1,415,446	$1,115,565	$902,565

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net of allowance charges.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item, however, it is provided here for informational purposes.
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
     As of December 31, 2009, total debt outstanding on our $365 million line of credit was $319.3 million, which represents gross availability of $45.7 million. We currently have in place forward flow commitments over the next 12 months of approximately $157 million. Additionally we plan to enter into new or renewed flow commitments in 2010 and close on spot transactions in addition to the aforementioned flow agreements. We believe that funds generated from operations, together with existing cash and available borrowings under our credit agreement would be sufficient to finance our operations, planned capital expenditures as well as the aforementioned forward flow commitments and a material amount of additional portfolio purchasing in excess of the currently committed flow amounts during the next twelve months. However, we are very cognizant of the current market fundamentals in the debt purchase and company acquisition market which because of significant supply and tight capital availability could cause increased buying opportunities to arise. Due to these opportunities, we have begun working with our bank group on a new and expanded syndicated loan facility, and over the next few months we plan to close on an increased syndicated line of credit. We filed a shelf registration during the third quarter of 2009 and may issue debt or equity under that filing as we determine in order to take advantage of market opportunities. The outcome of any transaction however is subject to market conditions. In addition, we file taxes using the cost recovery method for tax revenue recognition. We were notified on June 21, 2007 that we were being examined by the Internal Revenue Service for the 2005 calendar year. The IRS has concluded its audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes for tax years ended December 31, 2007, 2006 and 2005. The IRS has proposed that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. On April 22, 2009, we filed a formal protest of the findings contained in the examination report prepared by the IRS. We believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary for these tax positions. If we are unsuccessful in our appeal, we may be required to pay the related deferred taxes and any potential interest in the near-term, possibly requiring additional financing from other sources.
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
     Our operating activities provided cash of $85.3 million, $81.7 million and $80.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and commissions received for the period. The increase was due mostly to an increase in the amortization of share-based compensation and depreciation and amortization offset by a decrease in deferred taxes and a decrease in net income to $44.3 million for the year ended December 31, 2009 from $45.4 million for the year ended December 31, 2008 and $48.2 million for the year ended December 31, 2007. The remaining changes were due to net changes in other accounts related to our operating activities.
     Our investing activities used cash of $134.3 million, $185.7 million and $192.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment and company acquisitions. The majority of the decrease was due to net cash payments for corporate acquisitions totaling $100,000 for the year ended December 31, 2009 compared to $26.0 million for the year ended December 31, 2008 and $409,000 for the year ended December 31, 2007 as well as an increase in collections applied to principal on finance receivables to $152.4 million for the year ended December 31, 2009 from $120.2 million for the year ended December 31, 2008 and $77.5 million for the year ended December 31, 2007. The decrease was offset by an increase in acquisitions of finance receivables which increased to $282.0 million for the year ended December 31, 2009 from $273.7 million for the year ended December 31, 2008 and $261.3 million for the year ended December 31, 2007.
     Our financing activities provided cash of $55.3 million, $101.2 million and $104.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cash used in financing activities is primarily driven by payments on our line of credit and principal payments on long-term debt and capital lease obligations. Cash is provided by draws on our line of credit, proceeds from debt financing and stock option exercises. The majority of the change was due to a decrease in the net borrowings on our line of credit. We had net draws on our line of credit of $51.0 million, $100.3 million and $168.0 million for 2009, 2008 and 2007, respectively.
     Cash paid for interest was $8.0 million, $11.3 million and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The majority of interest was paid on our lines of credit, capital lease obligations and other long-term debt. The decrease from the year ended December 31, 2008 as compared to the year ended December 31, 2009 was mainly due to a decrease in our weighted average interest rate which decreased to 2.62% for the year ended December 31, 2009 from 4.60% for the year ended December 31, 2008, partially offset by an increase in our average borrowings for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase from the year ended December 31, 2007 as compared to the year ended December 31, 2008 was mainly due to an increase in our average borrowings for the year ended December 31, 2008 compared to the year ended December 31, 2007, partially offset by a decrease in our weighted average interest rate which decreased to 4.60% for the year ended December 31, 2008 from 6.64% for the year ended December 31, 2007.
     On November 29, 2005, we entered into a Loan and Security Agreement for a revolving line of credit. The agreement has been amended six times to add additional lenders and ultimately increase the total availability of credit under the line to $365 million. The agreement is a line of credit in an amount equal to the lesser of $365 million or 30% of our ERC of all our eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40%, which was 1.63% at December 31, 2009, and the facility expires on May 2, 2011. We also pay an unused line fee equal to three-tenths of one percent, or 30 basis points, on any unused portion of the line of credit. The loan is collateralized by substantially all our tangible and intangible assets. The agreement provides as follows:
•	monthly borrowings may not exceed 30% of ERC;

•	funded debt to EBITDA (defined as net income, less income or plus loss from discontinued operations and extraordinary items, plus income taxes, plus interest expense, plus depreciation, depletion, amortization (including finance receivable amortization) and other non-cash charges) ratio must be less than 2.0 to 1.0 calculated on a rolling twelve-month average;

•	tangible net worth must be at least 100% of tangible net worth reported at September 30, 2005, plus 25% of cumulative positive net income since the end of such fiscal quarter, plus 100% of the net proceeds from any equity offering without giving effect to reductions in tangible net worth due to repurchases of up to $100 million of our common stock; and

•	restrictions on change of control.
     As of December 31, 2009 and 2008, outstanding borrowings under the facility totaled $319.3 million and $268.3 million, respectively, of which $50.0 million was part of the non-revolving fixed rate sub-limit which bears interest at 6.80% and expires on May 4, 2012. As of December 31, 2009, we were in compliance with all of the covenants of the agreement.
Contractual Obligations
     The following summarizes our contractual obligations that exist as of December 31, 2009 (amounts in thousands):

	Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$21,535	$3,874	$7,597	$6,074	$3,990
Line of Credit (1)	338,538	11,571	326,967	—	—
Long-term Debt	1,582	730	852	—	—
Purchase Commitments (2)	159,104	158,741	363	—	—
Employment Agreements	11,534	8,606	2,928	—	—

Total	$532,293	$183,522	$338,707	$6,074	$3,990

(1)	To the extent that a balance is outstanding on our lines of credit, the revolving portion would be due in May, 2011 and the non-revolving fixed rate sub-limit portion would be due in May 2012. This amount also includes estimated interest and unused line fees due on the line of credit for both the fixed rate and variable rate components as well as interest due on our interest rate swap. This estimate also assumes that the balance on the line of credit remains constant from the December 31, 2009 balance of $319.3 million and the balance is paid in full at its maturity.

(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $157.0 million.
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
     In March 2008, the FASB issued disclosure requirements regarding derivative instruments and hedging activities. Entities must now provide enhanced disclosures on an interim and annual basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for, and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. The guidance is effective for periods beginning on or after November 15, 2008. We adopted the guidance effective January 1, 2009 and have added the required narrative and tabular disclosure in Note 9 of our consolidated financial statements.
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
     In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted these requirements during the second quarter of 2009, and have added the required disclosure in Note 12 of our consolidated financial statements.
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
     In June 2009, the FASB issued The FASB Accounting Standards Codification (“Codification”). The Codification became the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non- grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the Codification for the quarter ending September 30, 2009. There was no impact to our consolidated financial statements as this change is disclosure-only in nature.
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
     We account for our investment in finance receivables under the guidance of ASC 310-30. Under ASC 310-30 static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30 initially freezes the IRR estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under ASC 310-30, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received (as was permitted under the prior accounting guidance), the carrying value of a pool would be written down to maintain the then current IRR and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheet. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as finance receivable amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, we do not allow accretion in the first six to twelve months; accordingly, we utilize either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Additionally, we use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above.
     We establish valuation allowances for all acquired accounts subject to ASC 310-30 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At December 31, 2009 and 2008, we had a valuation allowance of $51.3 million and $23.6 million, respectively, on our finance receivables. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.
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
     We utilize the provisions of ASC Topic 605-45 “Principal Agent Considerations” (“ASC 605-45”) to account for commission revenue from our skip-tracing and government processing and collection subsidiaries. ASC 605-45 requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes an assessment of who retains inventory/credit risk, who controls vendor selection, who establishes pricing and who remains the primary obligor on the transaction. Each of these factors was considered to determine the correct method of recognizing revenue from our subsidiaries.
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
     We believe that, at December 31, 2009, there was no impairment of goodwill or other intangible assets. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill.

Income Taxes
     We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC Topic 740 “Income Taxes” (“ASC 740”) the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. On July 13, 2006, the FASB issued guidance on accounting for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.
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
     We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, a valuation allowance would be established and charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
     Our exposure to market risk relates to interest rate risk with our variable rate credit line. The average borrowings on our variable rate credit line were $234.9 million and $182.4 million for the years ended December 31, 2009 and 2008, respectively. Assuming a 200 basis point increase in interest rates, interest expense would have increased by $4.8 million and $3.7 million for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, we had $269.3 million and $218.3 million, respectively, of variable rate debt outstanding on our credit lines. We do not have any other variable rate debt outstanding as of December 31, 2009. Significant increases in future interest rates on the variable rate credit line could lead to a material decrease in future earnings assuming all other factors remained constant.

Item 8. Financial Statements and Supplementary Data.
See Item 6 for quarterly consolidated financial statements for 2008 and 2009.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Portfolio Recovery Associates, Inc.:
We have audited Portfolio Recovery Associates, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Portfolio Recovery Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on Portfolio Recovery Associates, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Portfolio Recovery Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Portfolio Recovery Associates, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated income statements, and statements of changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 16, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Norfolk, Virginia
February 16, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Portfolio Recovery Associates, Inc.:
We have audited the accompanying consolidated balance sheets of Portfolio Recovery Associates, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated income statements, and statements of changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portfolio Recovery Associates, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Portfolio Recovery Associates, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Norfolk, Virginia
February 16, 2010

Portfolio Recovery Associates, Inc.
Consolidated Balance Sheets
December 31, 2009 and 2008
(Amounts in thousands, except per share amounts)

	2009	2008
Assets
Cash and cash equivalents	$20,265	$13,901
Finance receivables, net	693,462	563,830
Accounts receivable, net	9,169	8,278
Income taxes receivable	4,460	3,587
Property and equipment, net	21,864	23,884
Goodwill	29,299	27,546
Intangible assets, net	10,756	13,429
Other assets	5,158	3,385

Total assets	$794,433	$657,840

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$4,108	$3,438
Accrued expenses	4,506	4,314
Accrued payroll and bonuses	11,633	9,850
Deferred tax liability	117,206	88,070
Line of credit	319,300	268,300
Long-term debt	1,499	—
Obligations under capital lease	—	5
Derivative instrument	701	—

Total liabilities	458,953	373,977

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000, 15,596 issued and 15,514 outstanding shares — at December 31, 2009, and 15,398 issued and 15,286 outstanding shares — at December 31, 2008.	155	153
Additional paid-in capital	82,400	74,574
Retained earnings	253,353	209,047
Accumulated other comprehensive income/(loss), net of taxes	(428)	89

Total stockholders’ equity	335,480	283,863

Total liabilities and stockholders’ equity	$794,433	$657,840

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Income Statements
For the years ended December 31, 2009, 2008 and 2007
(Amounts in thousands, except per shares amounts)

	2009	2008	2007
Revenues:
Income recognized on finance receivables, net	$215,612	$206,486	$184,705
Commissions	65,479	56,789	36,043

Total revenues	281,091	263,275	220,748

Operating expenses:
Compensation and employee services	106,388	88,073	69,022
Legal and agency fees and costs	46,978	52,869	40,187
Outside fees and services	9,570	8,883	7,287
Communications	14,773	10,304	8,531
Rent and occupancy	4,761	3,908	3,105
Other operating expenses	8,799	6,977	5,915
Depreciation and amortization	9,213	7,424	5,517

Total operating expenses	200,482	178,438	139,564

Income from operations	80,609	84,837	81,184

Other income and (expense):
Interest income	3	60	419
Interest expense	(7,909)	(11,151)	(3,704)

Income before income taxes	72,703	73,746	77,899

Provision for income taxes	28,397	28,384	29,658

Net income	$44,306	$45,362	$48,241

Net income per common share
Basic	$2.87	$2.98	$3.08
Diluted	$2.87	$2.97	$3.06

Weighted average number of shares outstanding
Basic	15,420	15,229	15,646
Diluted	15,454	15,292	15,779
The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the years ended December 31, 2009, 2008 and 2007
(Amounts in thousands, except per share amount)

		Additional		Accumulated Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2006	$160	$115,528	$131,591	$—	$247,279

Net income	—	—	48,241	—	48,241
Exercise of stock options and vesting of nonvested shares	2	2,072	—	—	2,074
Issuance of common stock for acquisition		50	—	—	50
Repurchase and cancellation of common stock	(10)	(50,547)	—	—	(50,557)
Cash dividends paid ($1.00 per common share)	—	—	(16,070)	—	(16,070)
Amortization of share-based compensation	—	2,575	—	—	2,575
Income tax benefit from share-based compensation	—	1,575	—	—	1,575
Adoption of FIN 48	—	190	(77)	—	113

Balance at December 31, 2007	$152	$71,443	$163,685	$—	$235,280

Net income	—	—	45,362	—	45,362
Net unrealized change in:
Interest rate swap derivative	—	—	—	89	89

Comprehensive income					45,451

Exercise of stock options and vesting of nonvested shares	1	606	—	—	607
Issuance of common stock for acquisition	—	1,847	—	—	1,847
Amortization of share-based compensation	—	141	—	—	141
Income tax benefit from share-based compensation	—	357	—	—	357
Reversal of FIN 48 reserve	—	180	—	—	180

Balance at December 31, 2008	$153	$74,574	$209,047	$89	$283,863

Net income	—	—	44,306	—	44,306
Net unrealized change in:
Interest rate swap derivative, net of tax	—	—	—	(517)	(517)

Comprehensive income					43,789

Exercise of stock options and vesting of nonvested shares	2	1,913	—	—	1,915
Issuance of common stock for acquisition	—	1,170	—	—	1,170
Amortization of share-based compensation	—	3,820	—	—	3,820
Income tax benefit from share-based compensation	—	923	—	—	923

Balance at December 31, 2009	$155	$82,400	$253,353	$(428)	$335,480

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:
Net income	$44,306	$45,362	$48,241
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	3,820	141	2,575
Depreciation and amortization	9,213	7,424	5,517
Deferred tax expense	28,927	30,854	24,126
Changes in operating assets and liabilities:
Other assets	(1,862)	(555)	(140)
Accounts receivable	(891)	(1,663)	(2,199)
Accounts payable	670	(1,167)	1,164
Income taxes receivable	(873)	(385)	(1,319)
Accrued expenses	192	(413)	1,816
Accrued payroll and bonuses	1,783	2,120	575

Net cash provided by operating activities	85,285	81,718	80,356

Cash flows from investing activities:
Purchases of property and equipment	(4,521)	(6,139)	(8,662)
Acquisition of finance receivables, net of buybacks	(282,023)	(273,746)	(261,310)
Collections applied to principal on finance receivables	152,391	120,213	77,461
Acquisitions, including acquisition costs and net of cash acquired	(100)	(26,041)	(409)

Net cash used in investing activities	(134,253)	(185,713)	(192,920)

Cash flows from financing activities:
Dividends paid	—	—	(16,070)
Proceeds from exercise of options	1,915	607	2,074
Income tax benefit from share-based compensation	923	357	1,575
Proceeds from line of credit	123,500	171,300	171,000
Principal payments on line of credit	(72,500)	(71,000)	(3,000)
Repurchases of common stock	—	—	(50,557)
Proceeds from long-term debt	2,036	—	—
Principal payments on long-term debt	(537)	—	(690)
Principal payments on capital lease obligations	(5)	(98)	(139)

	—	—	—

Net cash provided by financing activities	55,332	101,166	104,193

Net (decrease)/increase in cash and cash equivalents	6,364	(2,829)	(8,371)

Cash and cash equivalents, beginning of year	13,901	16,730	25,101

Cash and cash equivalents, end of year	$20,265	$13,901	$16,730

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,004	$11,322	$2,779
Cash paid for income taxes	$365	$3	$5,289

Noncash investing and financing activities:
Common stock issued for acquisition	$1,170	$1,847	$50
Net unrealized change in fair value of derivative instrument	$(790)	$89	$—
The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     1. Organization and Business:
     Portfolio Recovery Associates, LLC (“PRA”) was formed on March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA Inc completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of PRA were exchanged on a one to one basis for warrants and shares of a single class of common stock of PRA Inc. PRA Inc owns all outstanding membership units of PRA, PRA Holding I, LLC, PRA Holding II, LLC, PRA Holding III, LLC (“PRA Holding III”), PRA Receivables Management, LLC (formerly d/b/a Anchor Receivables Management), PRA Location Services, LLC (d/b/a IGS Nevada), PRA Government Services, LLC (d/b/a RDS) and MuniServices, LLC. PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) are full-service providers of outsourced receivables management and related services. The Company is engaged in the business of purchasing, managing and collecting portfolios of defaulted consumer receivables, as well as offering a broad range of accounts receivable management and payment processing services. The majority of the Company’s business activities involve the purchase, management and collection of defaulted consumer receivables. These accounts are purchased from sellers of finance receivables and collected by a highly skilled staff whose purpose is to locate and contact customers and arrange payment or resolution of their debts. The Company, through its Litigation Department, collects accounts judicially, either by using its own attorneys, or by contracting with independent attorneys throughout the country through whom the Company takes legal action to satisfy consumer debts. The Company also services receivables on behalf of clients on either a commission or transaction-fee basis. Clients include entities in the financial services, auto, retail, utility, health care and government sectors. Services provided to these clients include obtaining location information for clients in support of their collection activities (known as skip tracing), and the management of both delinquent and non-delinquent receivables for government entities.
     On December 28, 1999, PRA formed a wholly owned subsidiary, PRA Holding I, LLC (“PRA Holding I”), and is the sole member. The purpose of PRA Holding I is to enter into leases of office space and hold the Company’s real property (see Note 10) in Hutchinson, Kansas, Norfolk, Virginia and other real and personal property.
     On June 1, 2000, PRA formed a wholly owned subsidiary, PRA Receivables Management, LLC (d/b/a Anchor Receivables Management) (“Anchor”) and was the sole initial member. Anchor was organized as a contingent collection agency and contracted with holders of finance receivables to attempt collection efforts on a contingent basis for a stated period of time. Anchor became fully operational during April 2001. The Company purchased the equity interest in Anchor from PRA immediately after the IPO. The Company ceased its Anchor contingent fee operation during the second quarter of 2008, but PRA Receivables Management, LLC continues to serve as the operational entity for the Company’s bankruptcy department.
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
     On July 1, 2008, the Company acquired 100% of the membership interests of MuniServices, LLC (the resulting business is referred to herein as “MuniServices”). MuniServices was founded in 1978 and is a provider of revenue enhancement and related services to state and local governments. The consolidated income statements include the results of operations of MuniServices for the period from July 1, 2008 through December 31, 2009.
     On August 1, 2008, the Company acquired substantially all of the assets of Broussard Partners and Associates, Inc. (“BPA”), which is operating as a part of RDS. BPA, founded in 1995, is a provider of audit services to

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
parishes in Louisiana. The consolidated income statements include the results of operations of BPA for the period from August 1, 2008 through December 31, 2009.
     On October 9, 2009, PRA formed a wholly owned subsidiary, PRA Holding III, LLC (“PRA Holding III”) d/b/a PRA Cafe. The purpose of PRA Holding III is to own and operate the Company’s employee café located at the Company’s headquarters on Norfolk, Virginia.
     2. Summary of Significant Accounting Policies:
     Principles of accounting and consolidation: The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles and include the accounts of PRA Inc, PRA, PRA Holding I, PRA Holding II, PRA Holding III, IGS, RDS and MuniServices. All significant intercompany accounts and transactions have been eliminated. Under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting” (“ASC 280”), the Company has determined that it has several operating segments that meet the aggregation criteria of ASC 280, and therefore, it has one reportable segment, accounts receivable management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.
     Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are funds held on the behalf of others arising from the collection of accounts placed with the Company. The balance of the funds held on behalf of others was $1,709,673 and $1,112,175 at December 31, 2009 and 2008, respectively. There is an offsetting liability that is included in “Accounts payable” on the accompanying consolidated balance sheets.
     Other assets: Other assets consist mainly of prepaid expenses and deposits.
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
     Derivative Instruments and Hedging Activities: The Company accounts for derivatives and hedging activities in accordance with FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income or loss until the hedged item is recognized in earnings.
     The Company only enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. For derivative instruments that are designated and qualify as a cash-flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
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
     The Company accounts for its investment in finance receivables under the guidance of FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Under ASC 310-30, static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under ASC 310-30, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received (as was permitted under the prior accounting guidance), the carrying value of a pool would be written down to maintain the then current IRR and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheet. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as finance receivable amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. The Company generally does not allow accretion in the first six to twelve months; accordingly, the Company utilizes either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At December 31, 2009 and 2008, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $2,940,165 and $3,668,133, respectively.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     The Company establishes valuation allowances for all acquired accounts subject to ASC 310-30 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At December 31, 2009 and 2008, the Company had an allowance against its finance receivables of $51,255,000 and $23,620,000, respectively. Prior to January 1, 2005, in the event that a reduction of the yield to as low as zero in conjunction with estimated future cash collections that were inadequate to amortize the carrying balance, an allowance charge would be taken with a corresponding write-off of the receivable balance.
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
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at December 31, 2009, 2008 and 2007 was $3,231,926, $3,078,560 and $2,434,916, respectively. During the years ended December 31, 2009, 2008 and 2007 the Company capitalized $969,927, $1,250,940 and $1,683,951, respectively, of these direct acquisition fees. During the years ended December 31, 2009, 2008 and 2007 the Company amortized $816,561, $607,296 and $571,756, respectively, of these direct acquisition fees.
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
     Commissions: The Company utilizes the provisions ASC Topic 605-45 “Principal Agent Considerations” (“ASC 605-45”) to account for commission revenue from its contingent fee, skip-tracing and government processing and collection subsidiaries. ASC 605-45 requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes an assessment of who retains inventory/credit risk, which controls vendor selection, who establishes pricing and who remains the primary obligor on the transaction. The Company considers each of these factors to determine the correct method of recognizing revenue from its subsidiaries.
     For the Company’s contingent fee subsidiary, the portfolios which are placed for servicing are owned by its clients and are placed under a contingent fee commission arrangement. The Company’s subsidiary is paid to collect funds from the client’s debtors and earns a commission generally expressed as a percentage of the gross collection amount. The “Commissions” line of the income statement reflects the contingent fee amount earned, and not the gross collection amount. The Company ceased its Anchor contingent fee operation during the second quarter of 2008.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     The Company’s skip tracing subsidiary utilizes gross reporting under ASC 605-45. IGS generates revenue by working an account and successfully locating a customer for their client. An “investigative fee” is received for these services. In addition, the Company incurs “agent expenses” where it hires a third-party collector to effectuate repossession. In many cases the Company has an arrangement with its client which allows it to bill the client for these fees. The Company has determined these fees to be gross revenue based on the criteria in ASC 605-45 and they are recorded as such in the line item “Commissions,” primarily because the Company is primarily liable to the third party collector. There is a corresponding expense in “Legal and agency fees and costs” for these pass-through items.
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
     Property and equipment: Property and equipment, including improvements that significantly add to the productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed currently. Property and equipment are depreciated over their useful lives using the straight-line method of depreciation. Software and computer equipment is amortized or depreciated over three to five years. Furniture and fixtures are depreciated over five years. Equipment is depreciated over five to seven years. Leasehold improvements are depreciated over the lesser of the useful life, which ranges from three to ten years, or the remaining term of the leased property. Building improvements are depreciated over ten to thirty-nine years. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in the income statement.
     Intangible assets: With the acquisition of IGS on October 1, 2004, RDS on July 29, 2005, The Palmer Group on July 25, 2007, MuniServices on July 1, 2008, and BPA on August 1, 2008, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. In accordance FASB ASC Topic 350 “Intangibles-Goodwill and Other” (“ASC 350”), the Company amortizes intangible assets over their estimated useful lives. In addition, goodwill, pursuant to ASC 350, is not amortized but rather is reviewed at least annually for impairment. See Note 6 for additional disclosure.
     Income taxes: The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with FASB ASC Topic 740 “Income Taxes” (“ASC 740”), the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. On July 13, 2006, the FASB issued guidance on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740. The Company adopted this guidance as of January 1, 2007 and recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of this guidance, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.
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
     The Company believes that it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the deferred tax assets. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, a valuation allowance would be established and charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s results of operations and financial position.
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
     Capital leases: Leases are analyzed to determine if they meet the definition of a capital lease as defined in FASB ASC Topic 840 “Leases” (“ASC 840”). Those lease arrangements that meet one of the four criteria are considered capital leases. As such, the leased asset is capitalized and amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. The lease is recorded as a liability with each payment amortizing the principal balance and a portion classified as interest expense.
     Share-based compensation: Effective January 1, 2006, the Company adopted the provisions of FASB ASC Topic 718 “Compensation-Stock Compensation” (“ASC 718”), using the modified prospective approach. The adoption had no material impact on the Company’s Consolidated Income Statement or on previously reported interim periods. See Note 13 for additional disclosure.
     Use of estimates: The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
     Estimated fair value of financial instruments: The Company applies the provision of FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Based upon the fact there are no quoted prices in active markets or other observable market data, the Company used unobservable inputs for computation of the fair value of finance receivables, net. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. See Note 12 for additional disclosure.
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
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
     In March 2008, the FASB issued disclosure requirements regarding derivative instruments and hedging activities. Entities must now provide enhanced disclosures on an interim and annual basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for, and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. The guidance is effective for periods beginning on or after November 15, 2008. The Company adopted the guidance effective January 1, 2009 and has added the required narrative and tabular disclosure in Note 9 of its consolidated financial statements.
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
     In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these requirements during the second quarter of 2009, and has added the required disclosure in Note 12 of its consolidated financial statements.
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
     In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
issued or are available to be issued. This guidance, which falls under ASC Topic 855 “Subsequent Events”, provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the guidance during the second quarter of 2009, and its application had no impact on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued, which was February 16, 2010.
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
     In June 2009, the FASB issued The FASB Accounting Standards Codification (“Codification”). The Codification became the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the quarter ending September 30, 2009. There was no impact to its consolidated financial statements as this change is disclosure-only in nature.
     3. Finance Receivables, net:
     Changes in finance receivables, net for the years ended December 31, 2009 and 2008, were as follows (amounts in thousands):

	2009	2008
Balance at beginning of year	$563,830	$410,297
Acquisitions of finance receivables, net of buybacks	282,023	273,746

Cash collections	(368,003)	(326,699)
Income recognized on finance receivables, net	215,612	206,486

Cash collections applied to principal	(152,391)	(120,213)

Balance at end of year	$693,462	$563,830

     At the time of acquisition, the life of each pool is generally estimated to be between 84 to 96 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. As of December 31, 2009, the Company had $693,461,559 in finance receivables, net included in the consolidated balance sheet. Based upon current projections, cash collections applied to principal are estimated to be as follows for the following years ending December 31, (amounts in thousands):

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

2010	$135,796
2011	163,609
2012	177,829
2013	124,429
2014	53,267
2015	28,879
2016	9,136
2017	517

$693,462

     During the year ended December 31, 2009, the Company purchased $8.1 billion of face value of charged-off consumer receivables. During the year ended December 31, 2008, the Company purchased $4.6 billion of face value of charged-off consumer receivables. At December 31, 2009, the estimated remaining collections on the receivables purchased during 2009 and 2008 were $602.0 million and $372.0 million, respectively.
     Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows. Additions represent the original expected accretable yield to be earned by the Company based on its proprietary buying models. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the years ended December 31, 2009 and 2008 were as follows (amounts in thousands):

	2009	2008
Balance at beginning of year	$551,735	$492,268
Income recognized on finance receivables, net	(215,612)	(206,486)
Additions	408,935	288,854
Reclassifications (to)/from nonaccretable difference	(23,074)	(22,901)

Balance at end of year	$721,984	$551,735

     The Company recorded allowance charges on pools that had underperformed the Company’s most recent expectations during the years ended December 31, 2009, 2008 and 2007 as follows (amounts in thousands):

	2009	2008	2007
Balance at beginning of year	$23,620	$4,230	$1,300
Allowance charges recorded	28,765	20,405	3,210
Reversal of previously recorded allowance charges	(1,130)	(1,015)	(280)

Change in allowance charge	27,635	19,390	2,930

Balance at end of year	$51,255	$23,620	$4,230

     4. Accounts Receivable, net:
          Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
exhausted and the potential for recovery is considered remote. The balance of the allowance for doubtful accounts as of December 31, 2009 and 2008 was $2.9 million and $2.0 million, respectively. The Company does not have any off balance sheet credit exposure related to its customers.
     5. Operating Leases:
     The Company rents office space and equipment under operating leases. Rental expense was $3,755,478, $3,060,710 and $2,511,842 for the years ended December 31, 2009, 2008 and 2007, respectively.
     Future minimum lease payments for operating leases at December 31, 2009, are as follows (amounts in thousands):

2010	$3,874
2011	3,813
2012	3,784
2013	3,758
2014	2,316

Thereafter	3,990

$21,535

     6. Goodwill and Intangible Assets, net:
     In connection with the acquisitions of IGS, RDS, The Palmer Group, MuniServices, and BPA, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. In accordance with ASC 350, the Company is amortizing the following intangible assets over the estimated useful lives as indicated:

	Customer Relationships	Non-Compete Agreements	Trademarks
IGS	7 years	3 years	—
RDS	10 years	3 years	—
The Palmer Group	2.4 years	—	—
MuniServices	11 years	3 years	14 years
BPA	10 years	2.4 years	—
     Intangible assets consist of the following at December 31, 2009 and 2008 (amounts in thousands):

	2009	2008
Client and customer relationships	$17,823	$17,823
Non-compete agreements	2,527	2,527
Trademarks	2,100	2,100
Accumulated amortization	(11,694)	(9,021)

Intangible assets, net	$10,756	$13,429

     The combined original weighted average amortization period is 9.14 years. The Company reviews these relationships at least annually for impairment. Total amortization expense for the years ended December 31, 2009, 2008 and 2007 was $2,673,108, $2,140,942 and $1,834,404, respectively.
     Amortization expense relating to the non-compete agreements is calculated on a straight-line method (which approximates the pattern of economic benefit concept) for the IGS, MuniServices and BPA non-compete agreements and a pattern of economic benefit concept for the RDS non-compete agreements. Amortization expense relating to the client and customer relationships is calculated using a pattern of economic benefit concept for the

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
IGS, RDS and MuniServices acquisitions, straight-line over the length of the contract for The Palmer Group acquisition and straight-line over their estimated useful lives of ten years for the BPA acquisition. Amortization expense relating to the trademarks is calculated using a pattern of economic benefit concept for the MuniServices acquisition. The pattern of economic benefit concept relies on expected net cash flows from all existing clients. The rate of amortization of the client relationships will fluctuate annually to match these original expected cash flows.
     The future amortization of these intangible assets is estimated to be as follows as of December 31, 2008 (amounts in thousands):

2010	$2,552
2011	2,033
2012	1,414
2013	1,190
2014	1,007
Thereafter	2,560

$10,756

     In addition, goodwill, pursuant to ASC 350, is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2009, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2009, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through December 31, 2009, that would indicate a triggering event and thereby necessitate an impairment charge to goodwill or the other intangible assets. At December 31, 2009 and December 31, 2008, the carrying value of goodwill was $29,298,717 and $27,545,582, respectively. The $1,753,135 increase in the carrying value of goodwill during the year ended December 31, 2009, relates to additional purchase price consideration paid relating to the acquisitions of MuniServices and BPA.
     7. 401(k) Retirement Plan:
     The Company sponsors a defined contribution plan. Under the plan, all employees over twenty-one years of age are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to Internal Revenue Service limitations after completing six months of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee’s salary. Total compensation expense related to these contributions was $1,141,785, $959,902 and $843,387 for the years ended December 31, 2009, 2008 and 2007, respectively.
     8. Line of Credit:
          On November 29, 2005, the Company entered into a Loan and Security Agreement for a revolving line of credit. The agreement has been amended six times to add additional lenders and ultimately increase the total availability of credit under the line to $365 million. The agreement is a line of credit in an amount equal to the lesser of $365 million or 30% of the Company’s ERC of all its eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40%, which was 1.63% at December 31, 2009, and the facility expires on May 2, 2011. The Company also pays an unused line fee equal to three-tenths of one percent, or 30 basis points, on any unused portion of the line of credit. The loan is collateralized by substantially all the tangible and intangible assets of the Company. The agreement provides as follows:
•	monthly borrowings may not exceed 30% of ERC;
•	funded debt to EBITDA (defined as net income, less income or plus loss from discontinued operations and extraordinary items, plus income taxes, plus interest expense, plus depreciation, depletion, amortization (including finance receivable amortization) and other non-cash charges) ratio must be less than 2.0 to 1.0 calculated on a rolling twelve-month average;

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
•	tangible net worth must be at least 100% of tangible net worth reported at September 30, 2005, plus 25% of cumulative positive net income since the end of such fiscal quarter, plus 100% of the net proceeds from any equity offering without giving effect to reductions in tangible net worth due to repurchases of up to $100 million of the Company’s common stock; and
•	restrictions on change of control.
     As of December 31, 2009 and 2008, outstanding borrowings under the facility totaled $319.3 million and $268.3 million, respectively, of which $50 million was part of the non-revolving fixed rate sub-limit which bears interest at 6.80% and expires on May 4, 2012. As of December 31, 2009, the Company is in compliance with all of the covenants of the agreement.
     9. Derivative Instruments:
          The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable-rate debt and their impact on earnings and cash flows. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the swap counterparty to assess the counterparty’s ability to honor its obligation. Counterparty default would expose the Company to fluctuations in variable interest rates. Based on the guidance of ASC 815, the Company records derivative financial instruments at fair value.
          On December 16, 2008, the Company entered into a forward starting interest rate swap transaction (the “Swap”) with J.P. Morgan Chase Bank, National Association pursuant to an ISDA Master Agreement which contains customary representations, warranties and covenants. The Swap has an effective date of January 1, 2010, with an initial notional amount of $50,000,000. Under the Swap, the Company will receive a floating interest rate based on 1-month LIBOR Market Index Rate and will pay a fixed interest rate of 1.89% through maturity of the Swap on May 1, 2011. Notwithstanding the terms of the Swap, the Company is ultimately obligated for all amounts due and payable under the credit facility.
          The Company’s financial derivative instrument is designated and qualifies as a cash flow hedge, and the effective portion of the gain or loss on such hedge is reported as a component of other comprehensive income in the consolidated financial statements. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in interest expense) The hedge was considered effective for the period from December 16, 2008 through December 31, 2008 and for the year ended December 31, 2009. Therefore, no amount has been recorded in the consolidated income statements related to the hedge’s ineffectiveness during 2008 or the year ended December 31, 2009. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated, as well as throughout the hedging period.
          The following table sets forth the fair value amounts of derivative instruments held by the Company at December 31, 2009 and 2008 (amounts in thousands):

	2009		2008
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments under ASC 815:
Interest rate swap contracts	$—	$701	$89	$—

Total derivatives	$—	$701	$89	$—

          Liability and asset derivatives are recorded in the liability and other asset section of the accompanying consolidated balance sheets, respectively.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
          The following table sets forth the gain (loss) recorded in Accumulated Other Comprehensive Income/(Loss) (“AOCI”), net of tax, for the years ended December 31, 2009 and 2008, for derivatives held by the Company as well as any gain (loss) reclassified from AOCI into income (amounts in thousands):

	2009
	Amount of Gain or (Loss)
	Recognized in Other	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Comprehensive Income	Reclassified from	Reclassified from
	on Derivatives	AOCI into Income	AOCI into Income
	(Effective Portion)	(Effective Portion)	(Effective Portion)
Derivatives designated as hedging instruments under ASC 815:

Interest rate swap contracts	$(517)	interest income/(expense)	$—

Total derivatives	$(517)		$—

	2008
	Amount of Gain or (Loss)
	Recognized in Other	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Comprehensive Income	Reclassified from	Reclassified from
	on Derivatives	AOCI into Income	AOCI into Income
	(Effective Portion)	(Effective Portion)	(Effective Portion)
Derivatives designated as hedging instruments under ASC 815:

Interest rate swap contracts	$89	interest income/(expense)	$—

Total derivatives	$89		$—

          Amounts in accumulated other comprehensive income (loss) will be reclassified into earnings under certain situations; for example, if the occurrence of the transaction is no longer probable or no longer qualifies for hedge accounting. The Company expects to reclassify approximately $645,000 currently included in other accumulated other comprehensive income (loss) into interest expense within the next 12 months.
     10. Property and equipment, net:
     Property and equipment, at cost, consist of the following as of December 31, 2009 and 2008 (amounts in thousands):

	December 31,	December 31,
	2009	2008
Software	$16,542	$14,380
Computer equipment	8,869	7,951
Furniture and fixtures	5,624	5,150
Equipment	6,040	5,370
Leasehold improvements	3,277	3,449
Building and improvements	6,045	5,948
Land	992	992
Accumulated depreciation and amortization	(25,525)	(19,356)

Property and equipment, net	$21,864	$23,884

          Depreciation and amortization expense, relating to property and equipment, for the years ended December 31, 2009, 2008 and 2007 was $6,539,823, $5,283,058 and $3,682,686, respectively.
     Beginning in July 2006 upon initiation of certain internally developed software projects, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), the Company began capitalizing qualifying computer software costs incurred during the application development stage and amortizing them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of December 31, 2009 and 2008, the Company has incurred and capitalized $2,774,444 and $1,036,275, respectively, of these direct payroll costs related to software developed for internal use. As of December 31, 2009 and 2008, $1,514,489 and $593,560, respectively, of these costs are for projects that are in the development stage and therefore are a component of “Other assets”. Once the projects are completed the costs will be transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense and remaining unamortized costs relating to this internally developed software as of and for the year ended December 31, 2009 were $128,622 and $1,021,336, respectively. Amortization expense and remaining unamortized costs relating to this internally developed software as of and for the year ended December 31, 2008 were $88,543 and $332,718, respectively.
     11. Long-Term Debt:
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
     12. Estimated Fair Value of Financial Instruments:
          The accompanying consolidated financial statements include various estimated fair value information as of December 31, 2009 and 2008, as required by ASC 820. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Based upon the fact there are no quoted prices in active markets or other observable market data, the Company used unobservable inputs for computation of the fair value of finance receivables, net. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.
     Cash and cash equivalents: The carrying amount approximates fair value.
     Finance receivables, net: The Company records purchased receivables at cost, which represents a significant discount from the contractual receivable balances due. The cost of the receivables is reduced as cash is received based upon the guidance of ASC 310-30. The carrying amount of finance receivables, net, as of December 31, 2009 was approximately $693 million. The Company computed the fair value of these receivables using proprietary pricing models that the Company utilizes to make portfolio purchase decisions. As of December 31, 2009 and 2008, using the aforementioned methodology, the Company computed the approximate fair value to be $839 million and $565 million, respectively.
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
     Derivative instrument: The interest rate swap is recorded at fair value, which is determined using pricing models developed based on the LIBOR swap rate and other observable market data, adjusted for nonperformance risk of both the counterparty and the Company. This instrument is valued using level two inputs per ASC 820.
     13. Share-Based Compensation:
          The Company has a stock option and nonvested share plan. The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 (the “Amended Plan”) to enable the Company to issue nonvested shares of stock to its employees and directors. The Amended Plan was approved by the

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
Company’s shareholders at its Annual Meeting on May 12, 2004. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012.
          Effective January 1, 2006, the Company adopted the provisions of ASC 718, using the modified prospective approach. The adoption had no material impact on the Company’s Consolidated Income Statement or on previously reported interim periods. As of December 31, 2009, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program) is estimated to be $2.5 million with a weighted average remaining life of 2.5 years (not including nonvested shares granted under the Long-Term Incentive Programs). As of December 31, 2009, there is no future compensation costs related to stock options and the remaining vested stock options have a weighted average remaining life of 0.9 years. Based upon historical data, the Company used an annual forfeiture rate of 14% for stock options and 15-40% for nonvested shares for most of the employee grants. Grants made to key employee hires and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group. In addition, commensurate with the adoption of the guidance, all previous references to “restricted” stock are now referred to as “nonvested” shares.
     Total share-based compensation expense was $3,819,915, $140,590 and $2,575,253 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company, in conjunction with the renewal of employment agreements with its Named Executive Officers and other senior executives, awarded nonvested shares which vested on January 1, 2009. As a result of the vesting of these shares, the Company recorded stock-based compensation expense in connection with these shares, in the amount of approximately $1.4 million during the first quarter of 2009. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of ASC 718 (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation expense was approximately $2.2 million, $0.9 million and $2.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Stock Options
     The Company created the 2002 Stock Option Plan on November 7, 2002. The plan was amended in 2004 to enable the Company to issue restricted shares of stock to its employees and directors. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012. All options issued under the Amended Plan vest ratably over five years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. As of December 31, 2009, 895,000 options have been granted under the Amended Plan, of which 118,955 have been cancelled and are eligible for regrant. These options are accounted for under ASC 718 and all expenses for 2009, 2008 and 2007 are included in earnings as a component of compensation and employee services expense.
     The following summarizes all option related transactions from December 31, 2006 through December 31, 2009 (amounts in thousands, except per share amounts):

	Options	Weighted-Average	Weighted-Average
	Outstanding	Exercise Price	Fair Value
December 31, 2006	301	$16.43	$3.27
Exercised	(130)	15.97	3.33
Cancelled	(8)	13.00	2.71

December 31, 2007	163	16.97	3.25
Exercised	(38)	15.87	3.31
Cancelled	(2)	21.50	4.60

December 31, 2008	123	17.24	3.21
Exercised	(116)	16.51	3.24
Cancelled	—	13.00	2.71

December 31, 2009	7	$29.41	$2.70

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     All of the stock options were issued to employees of the Company except for 40,000 that were issued to non-employee directors. Non-employee directors were granted 20,000 stock options in 2004. No stock options were granted in 2009, 2008 or 2007. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was approximately $2.7 million, $0.9 million, and $4.1 million, respectively.
     The following information is as of December 31, 2009 (amounts in thousands except per share amounts):

	Options Outstanding				Options Exercisable
			Weighted-Average			Weighted-Average	Aggregate
Exercise	Number	Average Remaining	Exercise Price Per	Aggregate	Number	Exercise Price Per	Intrinsic
Prices	Outstanding	Contractual Life	Share	Intrinsic Value	Exercisable	Share	Value
$27.77 - $29.79	7	1.0	29.41	108	7	29.41	108

Total as of December 31, 2009	7	1.0	$29.41	$108	7	$29.41	$108

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
     Nonvested Shares
     With the exception of the awards made pursuant to the Long-Term Incentive Program and a few employee and director grants, the terms of the nonvested share awards are similar to those of the stock option awards, wherein the nonvested shares vest ratably over five years and are expensed over their vesting period. In addition, in conjunction with the renewal of their employment agreements, the Company’s Named Executive Officers and other senior executives were awarded nonvested shares which vested on January 1, 2009. As a result of the vesting of these shares, the Company recorded share-based compensation expense in connection with these shares, in the amount of approximately $1.4 million during the first quarter of 2009.
     The following summarizes all nonvested share transactions from December 31, 2006 through December 31, 2009(amounts in thousands except per share amounts):

	Nonvested Shares	Weighted-Average
	Outstanding	Price at Grant Date
December 31, 2006	171	$40.59
Granted	9	43.42
Vested	(41)	38.74
Cancelled	(16)	38.23

December 31, 2007	123	41.72
Granted	27	37.47
Vested	(37)	39.55
Cancelled	(15)	40.05

December 31, 2008	98	41.60
Granted	70	34.22
Vested	(82)	36.62
Cancelled	(5)	42.20

December 31, 2009	81	$40.24

     The total grant date fair value of shares vested during the years ended December 31, 2009, 2008 and 2007, was $3,014,339, $1,446,897 and $1,584,621, respectively.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
Long-Term Incentive Programs
     Pursuant to the Amended Plan, on March 30, 2007, January 4, 2008 and January 20, 2009, the Compensation Committee approved the grant of 96,550, 80,000 and 108,720 performance-based nonvested shares, respectively. The shares were granted to key employees of the Company. For both the 2007 and 2008 grants, no estimated compensation costs have been accrued because the achievements of the performance targets of the programs were deemed unlikely to be achieved. In the future, if the Company believes that the performance targets of the programs will be achieved, an adjustment to the expense will be made at that time based on the probable outcome. The 2009 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon diluted earnings per share (“EPS”) totals for 2009, the return on owners’ equity for the three-year period beginning on January 1, 2009 and ending December 31, 2011, and the relative total shareholder return as compared to a peer group, for the same three year period. The number of shares vested can double if the financial goals are exceeded or no shares can vest if the financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2009. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. At December 31, 2009, no compensation expense relating to the EPS goal has been accrued as the achievement of the EPS goal is not likely to be achieved. At December 31, 2009, total future compensation costs related to nonvested share awards granted under the 2009 Long-Term Incentive Program are estimated to be approximately $1.2 million. The Company assumed a 7.5% forfeiture rate for this grant and the remaining shares have a weighted average life of 2.00 years at December 31, 2009.
     14. Earnings per Share:
     Basic EPS are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of stock options and nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be received upon assumed exercise. The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands, except per share amounts):

	For the years ended December 31,
		2009			2008			2007
		Weighted Average			Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS
Basic EPS	$44,306	15,420	$2.87	$45,362	15,229	$2.98	$48,241	15,646	$3.08
Dilutive effect of stock options and nonvested share awards		34			63			133

Diluted EPS	$44,306	15,454	$2.87	$45,362	15,292	$2.97	$48,241	15,779	$3.06

     As of December 31, 2009, 2008 and 2007, there were no antidilutive options outstanding.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     15. Stockholders’ Equity:
Shares of common stock outstanding were as follows for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

Common Stock
December 31, 2006	15,987
Exercise of options and vesting of nonvested shares	171
Issuance of common stock for acquisition	1
Repurchase and cancellation of common stock	(1,000)

December 31, 2007	15,159
Exercise of options and vesting of nonvested shares	75
Issuance of common stock for acquisition	52

December 31, 2008	15,286
Exercise of options and vesting of nonvested shares	198
Issuance of common stock for acquisition	30

December 31, 2009	15,514

Cash Dividends Paid on Common Stock:
     On April 23, 2007, the Company’s Board of Directors authorized a special one-time cash dividend of $1.00 per share with a record date of May 9, 2007. The cash dividends were paid on June 8, 2007 and totaled $16,069,694. There were no cash dividends paid or authorized during 2009 or 2008.
Share Repurchase Program:
     On April 23, 2007, the Company’s Board of Directors authorized a share repurchase program to buyback one million of the Company’s outstanding shares of common stock on the open market. The timing and volume of share purchases were dependent on several factors, including market conditions. During the year ended December 31, 2007, the Company purchased 1,000,000 shares of its common stock at an average per share price of $50.56. The program was completed during 2007 and no shares were repurchased in 2009 or 2008.
     16. Income Taxes:
     The Company records an income tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled.
     On July 13, 2006, the FASB issued guidance on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.
     The Company adopted the provisions for accounting for uncertain tax positions with respect to all of its tax positions as of January 1, 2007. There were no unrecognized tax benefits as of December 31, 2009 and 2008. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	2009	2008
Balance at January 1	$—	$180
Decrease due to lapse of statute of limitations	—	(180)

Balance at December 31	$—	$—

     The Company was notified on June 21, 2007 that it was being examined by the Internal Revenue Service for the 2005 calendar year. The IRS has concluded its audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes for tax years ending December 31, 2007, 2006 and 2005. The IRS has proposed that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. The Company believes it has sufficient support for the technical merits of its positions and that it is more-likely-than-not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary for these tax positions. If the Company is unsuccessful in its appeal, it might be required to pay the related deferred taxes and any potential interest in the near-term, possibly requiring additional financing from other sources.
     As of December 31, 2009, the tax years subject to examination by the major taxing jurisdictions, including the Internal Revenue Service, are 2003 and 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The 2005 tax year is extended through April 30, 2011.
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
     The income tax expense recognized for the years ended December 31, 2009, 2008 and 2007 is composed of the following (amounts in thousands):

For the year ended December 31, 2009	Federal	State	Total

Current tax benefit	$(707)	$177	$(530)

Deferred tax expense	24,645	4,282	$28,927

Total income tax expense	$23,938	$4,459	$28,397

For the year ended December 31, 2008	Federal	State	Total

Current tax benefit	$(2,108)	$(362)	$(2,470)
Deferred tax expense	26,414	4,440	30,854

Total income tax expense	$24,306	$4,078	$28,384

For the year ended December 31, 2007	Federal	State	Total

Current tax expense	$4,870	$454	$5,324
Deferred tax expense	21,229	3,105	24,334

Total income tax expense	$26,099	$3,559	$29,658

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     The Company has recognized a net deferred tax liability of $117,206,100 and $88,069,756 as of December 31, 2009 and 2008, respectively. The components of this net deferred tax liability are as follows (amounts in thousands):

	2009	2008

Deferred tax assets:
Employee compensation	$749	$529
Allowance for doubtful accounts	760	794
Federal and state tax credit carryforward	714	685
State net operating loss carryforward	158	59
Accrued liabilities	1,171	—
Intangible assets and goodwill	525	379
Section 467 leases	373	277
Other	243	74

Total deferred tax assets	4,693	2,797

Deferred tax liabilities:
Depreciation expense	1,058	788
Prepaid expenses	687	658
Cost recovery	120,154	89,421

Total deferred tax liability	121,899	90,867

Net deferred tax liabilities	$117,206	$88,070

     A valuation allowance has not been provided at December 31, 2009 or 2008 since management believes it is more likely than not that the deferred tax assets will be realized. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s results of operations and financial position. At December 31, 2009, the Company had state income tax credit carryforwards of approximately $1.1 million which will begin to expire starting in the year ending December 31, 2021. The Company also incurred state net operating loss carryforwards in 2009 and 2008 of approximately $2.0 million and $1.9 million, respectively, of which approximately $150,000 will begin to expire starting in the year ending December 31, 2013 and the remainder starting in the year ending December 31, 2018.
     The Company believes cost recovery to be an acceptable tax revenue recognition method for companies in the bad debt purchasing industry and results in the reduction of current taxable income as, for tax purposes, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any taxable income is recognized. The temporary difference from the use of cost recovery for income tax purposes resulted in a deferred tax liability at December 31, 2009 and 2008.
     A reconciliation of the Company’s expected tax expense at statutory tax rates to actual tax expense for the years ended December 31, 2009, 2008 and 2007 consists of the following components (amounts in thousands):

	2009	2008	2007

Federal tax at statutory rates	$25,446	$25,811	$27,265
State tax expense, net of federal benefit	2,706	2,651	2,313
Other	245	(78)	80

Total income tax expense	$28,397	$28,384	$29,658

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     17. Commitments and Contingencies:
     Employment Agreements:
     The Company has employment agreements with all of its executive officers and with several members of its senior management group, most of which expire on December 31, 2011. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Future compensation under these agreements is approximately $11.5 million. The agreements also contain confidentiality and non-compete provisions.
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
     PRA is currently a defendant in a purported enforcement action brought by the Attorney General for the State of Missouri that is currently pending in the United States District Court for the Eastern District of Missouri. The action seeks relief for Missouri consumers that have allegedly been injured as a result of certain collection practices of PRA. It is not possible at this time to estimate the possible loss, if any. PRA has vehemently denied any wrongdoing herein and believes it has meritorious defenses to each allegation in the complaint.
     Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at December 31, 2009 is approximately $157.0 million.

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
We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment, management has determined that, as of December 31, 2009, its internal control over financial reporting was effective            based on the criteria set forth in the COSO framework. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2009 which is included herein.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
     None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
          The following table sets forth certain information as of February 1, 2010 about the Company’s directors and executive officers.

Name	Position	Age
Steven D. Fredrickson	President, Chief Executive Officer and Chairman of the Board	50
Kevin P. Stevenson	Executive Vice President, Chief Financial and Administrative Officer, Treasurer and Assistant Secretary	45
Craig A. Grube	Executive Vice President — Acquisitions	49
Judith S. Scott	Executive Vice President, General Counsel and Secretary	64
William P. Brophey	Director*	72
Penelope W. Kyle	Director	62
David N. Roberts	Director	47
Scott M. Tabakin	Director*	51
James M. Voss	Director*	67

*	Member of the Company’s audit committee (the “Audit Committee”), which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. In the opinion of the Board, Mr. Voss and Mr. Tabakin are independent directors who qualify as “audit committee financial experts,” pursuant to Section 401(h) of Regulations S-K.
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
     Penelope W. Kyle, Director. Ms. Kyle was appointed as a director of Portfolio Recovery Associates in 2005 and subsequently elected at the Company’s next Annual Meeting of Stockholders. Ms. Kyle presently serves as President of Radford University. Prior to her appointment as President of Radford University in June 2005, she had served since 1994 as Director of the Virginia Lottery. Earlier in her career, she worked as an attorney at the law firm McGuire, Woods, Battle and Boothe, in Richmond, Virginia. Ms. Kyle was later employed at CSX Corporation, where during a 13-year career she became the company’s first female officer and a vice president in the finance department. Ms. Kyle currently serves on the Fulbright Board for the United States and Canada. She earned an MBA at the College of William and Mary and a law degree from the University of Virginia.
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
     Certain information required by Item 10 is incorporated herein by reference to the section labeled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement in connection with the Company’s 2010 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.
     The information required by Item 11 is incorporated herein by reference to (a) the section labeled “Compensation Discussion and Analysis” in the Company’s definitive Proxy Statement in connection with the Company’s 2010 Annual Meeting of Stockholders and (b) the section labeled “Compensation Committee Report” in the Company’s definitive Proxy Statement in connection with the Company’s 2010 Annual Meeting of Stockholders, which section (and the report contained therein) shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of such furnishing in this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.
     The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement in connection with the Company’s 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions.
     The information required by Item 13 is incorporated herein by reference to Item 5 of this report and to the section labeled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement in connection with the Company’s 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.
     The aggregate fees billed or expected to be billed by KPMG LLP for the years ended December 31, 2009 and 2008, respectively, are presented in the table below:

	2009	2008
Audit Fees
Annual audit	$568,500	$551,500
Registration statement	15,000	—

Tax Fees	30,000	14,550

Other Fees:
Subscription Fees (1)	2,100	1,500

Total Accountant Fees	$615,600	$567,550

(1)	Subscription fees represent fees paid to KPMG LLP for an annual subscription to their proprietary research tool during 2009 and 2008, respectively.
The Audit Committee’s charter provides that the Audit Committee will:
•	Approve the fees and other significant compensation to be paid to auditors.
•	Review the non-audit services to determine whether they are permissible under current law.
•	Pre-approve the provision of all audit services and any permissible non-audit services by the independent auditors and the related fees of the independent auditors therefore.
•	Consider whether the provision of these other non-audit services is compatible with maintaining the auditors’ independence.
All the services performed by and fees paid to KPMG LLP were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Financial Statements.
     The following financial statements of the Company are included in Item 8 of this Annual Report on Form 10-K:

Page
Reports of Independent Registered Public Accounting Firms	53-55
Consolidated Balance Sheets as of December 31, 2009 and 2008	56
Consolidated Income Statements for the years ended December 31, 2009, 2008 and 2007	57
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007	58
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	59
Notes to Consolidated Financial Statements	60-80

(b)	Exhibits.
2.1	Equity Exchange Agreement between Portfolio Recovery Associates, L.L.C. and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1).

3.1	Amended and Restated Certificate of Incorporation of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1).

3.2	Second Amended and Restated By-Laws of Portfolio Recovery Associates, Inc.

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1).

4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1).

10.1	Employment Agreement, dated November 14, 2008, by and between Steven D. Fredrickson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated November 20, 2008).

10.2	Employment Agreement, dated November 14, 2008, by and between Kevin P. Stevenson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.2 of the Form 8-K dated November 20, 2008).

10.3	Employment Agreement, dated November 14, 2008, by and between Craig A. Grube and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.3 of the Form 8-K dated November 20, 2008).

10.4	Employment Agreement, dated November 14, 2008, by and between Judith S. Scott and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.4 of the Form 8-K dated November 20, 2008).

10.5	Amendment to Employment Agreement, dated December 31, 2008, by and between Steven D. Fredrickson and Portfolio Recovery Associates, Inc.

10.6	Amendment to Employment Agreement, dated December 30, 2008, by and between Kevin P. Stevenson and Portfolio Recovery Associates, Inc.

10.7	Amendment to Employment Agreement, dated December 31, 2008, by and between Craig A. Grube and Portfolio Recovery Associates, Inc.

10.8	Amendment to Employment Agreement, dated December 31, 2008, by and between Judith S. Scott and Portfolio Recovery Associates, Inc.

10.9	Portfolio Recovery Associates, Inc. Amended and Restated 2002 Stock Option Plan and 2004 Restricted Stock Plan. (Incorporated by reference to Exhibit 10.9 of the form 10-Q for the period ended June 30, 2004).

10.10	Third Amended and Restated Loan and Security Agreement, dated as of May 2, 2008, by and between Portfolio Recovery Associates, Inc, Bank of America, N.A., Wachovia Bank, N.A., RBC Centura Bank and SunTrust Bank (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed May 12, 2008).

10.11	Fourth Amended and Restated Loan and Security Agreement, dated as of September 3, 2008, by and between Portfolio Recovery Associates, Inc, Bank of America, N.A., Wachovia Bank, N.A., RBC Centura Bank, SunTrust Bank and JP Morgan Chase Bank N.A. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed September 8, 2008).

10.12	Promissory Note dated September 3, 2008 by and between Portfolio Recovery Associates, Inc, and Bank of America, N.A.

10.13	Promissory Note dated September 3, 2008 by and between Portfolio Recovery Associates, Inc, and Wachovia Bank, National Association.

10.14	Promissory Note dated September 3, 2008 by and between Portfolio Recovery Associates, Inc, and RBC Bank (USA).

10.15	Promissory Note dated September 3, 2008 by and between Portfolio Recovery Associates, Inc, and Sun Trust Bank.

10.16	Promissory Note dated September 3, 2008 by and between Portfolio Recovery Associates, Inc, and JPMorgan Chase Bank, N.A.

21.1	Subsidiaries of Portfolio Recovery Associates, Inc.

23.1	Consent of KPMG LLP

24.1	Powers of Attorney (included on signature page).

31.1	Section 302 Certifications of Chief Executive Officer

31.2	Section 302 Certifications of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portfolio Recovery Associates, Inc. (Registrant)
Dated: February 16, 2010	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: February 16, 2010	By:	/s/ Kevin P. Stevenson
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

Dated: February 16, 2010	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President and Chief Executive Officer (Principal Executive Officer)

Dated: February 16, 2010	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

Dated: February 16, 2010	By:	/s/ William P. Brophey
William P. Brophey
Director

Dated: February 16, 2010	By:	/s/ Penelope W. Kyle
Penelope W. Kyle
Director

Dated: February 16, 2010	By:	/s/ David N. Roberts
David N. Roberts
Director

Dated: February 16, 2010	By:	/s/ Scott M. Tabakin
Scott M. Tabakin
Director

Dated: February 16, 2010	By:	/s/ James M. Voss
James M. Voss
Director