Form 10-Q
period 2010-03-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2010-05-10
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2010
Common Stock, $0.01 par value	16,968,632

PORTFOLIO RECOVERY ASSOCIATES, INC.
INDEX

Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets (unaudited) as of March 31, 2010 and December 31, 2009	3
Consolidated Income Statements (unaudited) For the three months ended March 31, 2010 and 2009	4
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (unaudited) For the three months ended March 31, 2010 and 2009	5
Consolidated Statements of Cash Flows (unaudited) For the three months ended March 31, 2010 and 2009	6
Notes to Consolidated Financial Statements (unaudited)	7-21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-40

Item 3. Quantitative and Qualitative Disclosure About Market Risk	40

Item 4. Controls and Procedures	40-41

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Other Information	42

Item 5. Exhibits	42

SIGNATURES	43

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009
(unaudited)
(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$23,006	$20,265
Finance receivables, net	742,484	693,462
Accounts receivable, net	8,752	9,169
Income taxes receivable	1,439	4,460
Property and equipment, net	21,925	21,864
Goodwill	49,053	29,299
Intangible assets, net	30,018	10,756
Other assets	5,773	5,158

Total assets	$882,450	$794,433

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$5,079	$4,108
Accrued expenses and other liabilities	6,264	4,506
Accrued payroll and bonuses	8,298	11,633
Deferred tax liability	126,234	117,206
Line of credit	296,300	319,300
Long-term debt	1,334	1,499
Derivative instrument	809	701

Total liabilities	444,318	458,953

Commitments and contingencies (Note 13)
Stockholders’ equity:
Portfolio Recovery Associates, Inc. stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000, 17,041 issued and 16,959 outstanding shares — at March 31, 2010, and 15,596 issued and 15,514 outstanding shares — at December 31, 2009.	170	155
Additional paid-in capital	154,975	82,400
Retained earnings	268,153	253,353
Accumulated other comprehensive loss, net of taxes	(494)	(428)

Total Portfolio Recovery Associates, Inc. stockholders’ equity	422,804	335,480

Noncontrolling interest	15,328	—

Total stockholders’ equity	438,132	335,480

Total liabilities and stockholders’ equity	$882,450	$794,433

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the three months ended March 31, 2010 and 2009
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Income recognized on finance receivables, net	$67,951	$51,276
Fee income	15,427	16,927

Total revenues	83,378	68,203

Operating expenses:
Compensation and employee services	29,642	26,663
Legal and agency fees and costs	13,338	12,118
Outside fees and services	2,829	2,111
Communications	5,058	3,472
Rent and occupancy	1,252	1,082
Other operating expenses	2,274	1,988
Depreciation and amortization	2,550	2,275

Total operating expenses	56,943	49,709

Income from operations	26,435	18,494

Other income and (expense):
Interest income	36	3
Interest expense	(2,180)	(1,978)

Income before income taxes	24,291	16,519

Provision for income taxes	9,486	6,447

Net income	$14,805	$10,072

Less net income attributable to noncontrolling interest	(5)	—

Net income attributable to Portfolio Recovery Associates, Inc.	$14,800	$10,072

Net income per common share attributable to Portfolio Recovery Associates, Inc:
Basic	$0.91	$0.66
Diluted	$0.91	$0.66
Weighted average number of shares outstanding:
Basic	16,191	15,334
Diluted	16,203	15,367
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
For the three months ended March 31, 2010
(unaudited)
(Amounts in thousands)

	Portfolio Recovery Associates, Inc. Stockholders' Equity
		Additional		Accumulated Other		Total
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Stock	Capital	Earnings	Loss, Net of Taxes	Interest	Equity
Balance at December 31, 2009	$155	$82,400	$253,353	$(428)	$—	$335,480

Net income	—	—	14,800	—	5	14,805
Net unrealized change in:
Interest rate swap derivative, net of tax	—	—	—	(66)	—	(66)

Comprehensive income						14,739

Vesting of nonvested shares	1	(1)	—	—		—
Proceeds from stock offering, net of offering costs	14	71,674	—	—	—	71,688
Amortization of share-based compensation	—	880	—	—	—	880
Income tax benefit from share-based compensation	—	22	—	—	—	22
Acquisition of majority owned subsidiary on March 15, 2010	—	—	—	—	15,323	15,323

Balance at March 31, 2010	$170	$154,975	$268,153	$(494)	$15,328	$438,132

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2010 and 2009
(unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$14,805	$10,072
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	880	1,998
Depreciation and amortization	2,550	2,275
Deferred tax expense	9,070	6,189
Changes in operating assets and liabilities:
Other assets	(613)	(459)
Accounts receivable	417	(339)
Accounts payable	971	184
Income taxes	3,021	298
Accrued expenses	(242)	(770)
Accrued payroll and bonuses	(3,335)	(3,154)

Net cash provided by operating activities	27,524	16,294

Cash flows from investing activities:
Purchases of property and equipment	(1,706)	(829)
Acquisition of finance receivables, net of buybacks	(100,266)	(51,365)
Collections applied to principal on finance receivables	51,244	38,595
Business acquisition, net of cash acquired	(22,500)	—
Contingent payment made for business acquisition	(100)	(100)

Net cash used in investing activities	(73,328)	(13,699)

Cash flows from financing activities:
Proceeds from exercise of options	—	84
Income tax benefit/(shortfall) from share-based compensation	22	(9)
Proceeds from line of credit	70,500	15,000
Principal payments on line of credit	(93,500)	(17,000)
Proceeds from stock offering, net of offering costs	71,688	—
Proceeds from long-term debt	—	2,036
Principal payments on long-term debt	(165)	(53)
Principal payments on capital lease obligations	—	(5)

Net cash provided by financing activities	48,545	53

Net increase in cash and cash equivalents	2,741	2,648

Cash and cash equivalents, beginning of period	20,265	13,901

Cash and cash equivalents, end of period	$23,006	$16,549

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,151	$2,069
Cash paid for income taxes	$61	$1

Noncash investing and financing activities:
Net unrealized change in fair value of derivative instrument	$(108)	$(451)
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Business:
     Portfolio Recovery Associates, LLC (“PRA”) was formed on March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA Inc completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of PRA were exchanged on a one to one basis for warrants and shares of a single class of common stock of PRA Inc. PRA Inc owns all outstanding membership units of PRA, PRA Holding I, LLC (“PRA Holding I”), PRA Holding II, LLC (“PRA Holding II”), PRA Holding III, LLC (“PRA Holding III”), PRA Receivables Management, LLC (formerly d/b/a Anchor Receivables Management) (“Anchor”), PRA Location Services, LLC (d/b/a IGS Nevada) (“IGS”), PRA Government Services, LLC (d/b/a RDS) (“RDS”) and MuniServices, LLC (d/b/a PRA Government Services) (“MuniServices”). On March 15, 2010, PRA Inc acquired 62% of the membership units of Claims Compensation Bureau, LLC (“CCB”). The business of PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) revolves around the detection, collection, and processing of both unpaid and normal-course receivables originally owed to credit grantors, governments, retailers and others. The Company’s primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. These accounts are purchased from sellers of finance receivables and collected by a highly skilled staff whose purpose is to locate and contact customers and arrange payment or resolution of their debts. The Company, through its Litigation Department, collects accounts judicially, either by using its own attorneys, or by contracting with independent attorneys throughout the country through whom the Company takes legal action to satisfy consumer debts. The Company also services receivables on behalf of clients on either a commission or transaction-fee basis. Clients include entities in the financial services, auto, retail, utility, health care and government sectors. Services provided to these clients include obtaining location information for clients in support of their collection activities (known as skip tracing), and the management of both delinquent and non-delinquent receivables for government entities. In addition, through its newly acquired CCB subsidiary, the Company provides class action claims settlement recovery services and related payment processing to its corporate clients.
     The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I, PRA Holding II, PRA Holding III, Anchor, IGS, RDS, MuniServices and CCB. Under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting” (“ASC 280”), the Company has determined that it has several operating segments that meet the aggregation criteria of ASC 280, and therefore, it has one reportable segment, receivables management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of March 31, 2010, its consolidated income statements for the three months ended March 31, 2010 and 2009, its consolidated statement of changes in stockholders’ equity and comprehensive income for the three months ended March 31, 2010, and its consolidated statements of cash flows for the three months ended March 31, 2010 and 2009. The consolidated income statement of the Company for the three months ended March 31, 2010 may not be indicative of future results. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2009.
2. Finance Receivables, net:
     The Company’s principal business consists of the acquisition and collection of pools of accounts that have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts. The amount paid for any pool reflects the Company’s determination that it is probable the Company will be unable to

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     The Company accounts for its investment in finance receivables under the guidance of FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Under ASC 310-30, static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheet. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as finance receivable amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. The Company generally does not allow accretion in the first six to twelve months; accordingly, the Company utilizes either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At March 31, 2010 and 2009, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $2,343,372 and $5,937,212, respectively.
     The Company establishes valuation allowances for all acquired accounts subject to ASC 310-30 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At March 31, 2010 and 2009, the Company had an allowance against its finance receivables of $58,125,000 and $29,840,000, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company implements the accounting for income recognized on finance receivables under ASC 310-30 as follows. The Company creates each accounting pool using its projections of estimated cash flows and expected economic life. The Company then computes the effective yield that fully amortizes the pool to the end of its expected economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, the Company balances those results to the data contained in its proprietary models to ensure accuracy, then reviews each accounting pool watching for trends, actual performance versus projections and curve shape, sometimes re-forecasting future cash flows utilizing the Company’s statistical models. The review process is primarily performed by the Company’s finance staff; however, the Company’s operational and statistical staffs may also be involved depending upon actual cash flow results achieved. To the extent there is overperformance, the Company will either increase the yield or release the allowance and consider increasing future cash projections, if persuasive evidence indicates that the overperformance is considered to be a significant betterment. If the overperformance is considered more of an acceleration of cash flows (a timing difference), the Company will adjust future cash flows downward which effectively extends the amortization period, or take no action at all if the amortization period is reasonable and falls within the pool’s expected economic life. In either case, yield may or may not be increased due to the time value of money (accelerated cash collections). To the extent there is underperformance, the Company will book an allowance if the underperformance is significant and will also consider revising future cash flows based on current period information, or take no action if the pool’s amortization period is reasonable and falls within the currently projected economic life.
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at March 31, 2010 and 2009 was $3,122,600 and $3,030,732, respectively. During the three months ended March 31, 2010, and 2009 the Company capitalized $161,621 and $164,206, respectively, of these direct acquisition fees. During the three months ended March 31, 2010, and 2009 the Company amortized $270,947 and $212,034, respectively, of these direct acquisition fees.
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
     Changes in finance receivables, net for the three months ended March 31, 2010 and 2009 are as follows (amounts in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Balance at beginning of period	$693,462	$563,830
Acquisitions of finance receivables, net of buybacks	100,266	51,365

Cash collections	(119,195)	(89,871)
Income recognized on finance receivables, net	67,951	51,276

Cash collections applied to principal	(51,244)	(38,595)

Balance at end of period	$742,484	$576,600

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     At the time of acquisition, the life of each pool is generally estimated to be between 84 to 96 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. As of March 31, 2010, the Company had $742.5 million in net finance receivables. Based upon current projections, cash collections applied to principal are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

March 31, 2011	$160,557
March 31, 2012	189,967
March 31, 2013	200,258
March 31, 2014	126,637
March 31, 2015	55,566
March 31, 2016	8,583
March 31, 2017	916

$742,484

     During the three months ended March 31, 2010 and 2009, the Company purchased approximately $1.89 billion and $960.9 million, respectively, in face value of charged-off consumer receivables. At March 31, 2010, the estimated remaining collections (“ERC”) on the receivables purchased in the three months ended March 31, 2010 and 2009 were $210.2 million and $91.7 million, respectively.
     Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of March 31, 2010 and 2009. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Reclassifications to nonaccretable difference from accretable yield results from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three months ended March 31, 2010 and 2009 were as follows (amounts in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Balance at beginning of period	$721,984	$551,735
Income recognized on finance receivables, net	(67,951)	(51,276)
Additions	122,510	67,178
Reclassifications from/(to) nonaccretable difference	17,102	(17,811)

Balance at end of period	$793,645	$549,826

     The Company recorded net allowance charges on pools that had underperformed the Company’s most recent expectations during the three months ended March 31, 2010 and 2009 as follows (amounts in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Balance at beginning of period	$51,255	$23,620
Allowance charges recorded	6,875	6,445
Reversal of previously recorded allowance charges	(5)	(225)

Net allowance charge	6,870	6,220

Balance at end of period	$58,125	$29,840

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Accounts Receivable, net:
     Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The balance of the allowance for doubtful accounts at March 31, 2010 and December 31, 2009 was $3.3 million and $2.9 million, respectively. The Company does not have any off balance sheet credit exposure related to its customers.
4. Line of Credit:
     On November 29, 2005, the Company entered into a Loan and Security Agreement for a revolving line of credit. The agreement has been amended six times to add additional lenders and ultimately increase the total availability of credit under the line to $365 million. The agreement is a line of credit in an amount equal to the lesser of $365 million or 30% of the Company’s ERC of all its eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40%, which was 1.65% at March 31, 2010. Of the $365 million facility, $50 million was locked in as an interest only term loan at a rate of 6.80% and expires on May 4, 2012. The remaining $315 million expires on May 2, 2011. The Company also pays an unused line fee equal to three-tenths of one percent, or 30 basis points, on any unused portion of the line of credit. The loan is collateralized by substantially all the tangible and intangible assets of the Company. The agreement provides as follows:
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
     As of March 31, 2010 and 2009, outstanding borrowings under the facility totaled $296.3 million and $266.3 million, respectively, of which $50.0 million was part of the non-revolving fixed rate sub-limit. As of March 31, 2010, the Company is in compliance with all of the covenants of the agreement.
5. Derivative Instrument:
     The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable-rate debt and their impact on earnings and cash flows. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the swap counterparty to assess the counterparty’s ability to honor its obligation. Counterparty default would expose the Company to fluctuations in variable interest rates. Based on the guidance of FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the Company records derivative financial instruments at fair value on the consolidated balance sheet.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     On December 16, 2008, the Company entered into an interest rate forward rate swap transaction (the “Swap”) with J.P. Morgan Chase Bank, National Association pursuant to an ISDA Master Agreement, which contains customary representations, warranties and covenants. The Swap has an effective date of January 1, 2010, with an initial notional amount of $50.0 million. Under the Swap, the Company receives a floating interest rate based on 1-month LIBOR Market Index Rate and pays a fixed interest rate of 1.89% through maturity of the Swap on May 1, 2011. Notwithstanding the terms of the Swap, the Company is ultimately obligated for all amounts due and payable under the credit facility.
     The Company’s financial derivative instrument is designated and qualifies as a cash flow hedge, and the effective portion of the gain or loss on such hedge is reported as a component of other comprehensive income/(loss) in the consolidated financial statements. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in other income (expense). The hedge was considered effective for the twelve months ended December 31, 2009 and for the three months ended March 31, 2010. Therefore, no amount has been recorded in the consolidated income statements related to the hedge’s ineffectiveness during 2009 or the three months ended March 31, 2010. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated, as well as throughout the hedging period.
     The following table sets forth the fair value amounts of the derivative instrument held by the Company as of the dates indicated (amounts in thousands):

	March 31, 2010		December 31, 2009
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
Derivative designated as a hedging instrument under ASC 815:
Interest rate swap contract	$—	$809	$—	$701

Total derivative	$—	$809	$—	$701

     Liability derivatives are recorded in the liability section of the accompanying consolidated balance sheets.
     The following table sets forth the (loss) recorded in Accumulated Other Comprehensive Loss (“AOCL”), net of tax, for the three months ended March 31, 2010, for derivatives held by the Company as well as any loss reclassified from AOCL into expense (amounts in thousands):

	For the three months ended March 31, 2010
	Amount of Loss
	Recognized in Other	Location of Loss	Amount of Loss
	Comprehensive Loss	Reclassified from	Reclassified from
	on Derivative	AOCL into Expense	AOCL into Expense
	(Effective Portion)	(Effective Portion)	(Effective Portion)
Derivative designated as hedging instruments under ASC 815:
Interest rate swap contract	$(273)	interest expense	$(207)

Total derivative	$(273)		$(207)

     Amounts in accumulated other comprehensive loss will be reclassified into earnings under certain situations; for example, if the occurrence of the transaction is no longer probable or no longer qualifies for hedge accounting. The Company expects to reclassify approximately $467,000 currently included in other accumulated other comprehensive loss into interest expense within the next 12 months.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. Property and Equipment, net:
     Property and equipment, at cost, consist of the following as of the dates indicated (amounts in thousands):

	March 31,	December 31,
	2010	2009
Software	$16,877	$16,542
Computer equipment	9,214	8,869
Furniture and fixtures	5,648	5,624
Equipment	7,060	6,040
Leasehold improvements	3,327	3,277
Building and improvements	6,045	6,045
Land	992	992
Accumulated depreciation and amortization	(27,238)	(25,525)

Property and equipment, net	$21,925	$21,864

     Depreciation and amortization expense, relating to property and equipment, for the three months ended March 31, 2010 and 2009 was $1,712,304 and $1,606,662, respectively.
     The Company, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of March 31, 2010, the Company has incurred and capitalized $3,231,179 of these direct payroll costs and external direct costs related to software developed for internal use. Of these costs, $1,971,224 is for projects that are in the development stage and, therefore are a component of Other Assets. Once the projects are completed, the costs will be transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense for the three months ended March 31, 2010 and 2009 was $59,532 and $22,136, respectively. The remaining unamortized costs relating to internally developed software at March 31, 2010 and 2009 were $961,804 and $310,582, respectively.
8. Acquisition of CCB:
     On March 15, 2010, the Company acquired 62% of the membership units of Claims Compensation Bureau, LLC (“CCB”). The remaining 38% of the membership units were acquired by Claims Compensation Bureau, Inc., CCB’s predecessor. Claims Compensation Bureau, Inc. was founded in 1996 and is a leading provider of class action claims settlement recovery services and related payment processing to corporate clients. CCB’s process allows clients to maximize settlement recoveries, in many cases participating in settlements they would otherwise not know existed. The company charges fees for its services and works with clients to identify, prepare and submit claims to class action administrators charged with dispersing class action settlement funds. The president and founder of CCB, as well as another member of its senior management, entered into long-term employment agreements with the Company. The consolidated income statement for the three months ended March 31, 2010 includes the results of operations of CCB from March 15, 2010 through March 31, 2010.
     The Company’s investment for the 62% ownership of CCB was paid for with $23.0 million in cash plus $2.0 million in deferred payments which are expected to be paid during 2010 if certain events occur. The deferred payments are included in the accrued expenses and other liabilities account on the consolidated balance sheet as of March 31, 2010. As part of the agreement, the Company has the right to purchase the remaining 38% of CCB over the next five years at certain multiples of EBITDA. In addition, the noncontrolling interest can require the

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Company to purchase its units at pre-defined multiples of EBITDA. Any future acquisitions by the Company of the noncontrolling interest will be accounted for as an equity transaction.
     In accordance with ASC Topic 810, “Consolidation”, the Company has consolidated all financial statement accounts of CCB in its consolidated balance sheet as of March 31, 2010 and its consolidated income statement for the three months ended March 31, 2010. The noncontrolling interest amount is included as a separate component of stockholders’ equity and represents the 38% interest not controlled by the Company. In addition, net income attributable to the noncontrolling interest is stated separately in the consolidated income statement for the three months ended March 31, 2010.
     The Company accounted for this purchase in accordance with ASC Topic 805, “Business Combinations”. Under this guidance, an entity is required to recognize the assets acquired, liabilities assumed, any noncontrolling interest in the acquiree, and the consideration given at their fair value on the acquisition date. The following table summarizes the fair value of the consideration given for CCB, as well as the fair value of the assets acquired, liabilities assumed, and the noncontrolling interest in the acquiree on the acquisition date (amounts in thousands):

Consideration:
Cash	$23,000
Contingent consideration arrangement	2,000

Fair value of total consideration given	$25,000

     Recognized amounts of identifiable assets acquired and liabilities assumed are as follows (amounts in thousands):

Contractual relationships	$19,000
Tradenames	600
Non-compete agreements	500
Cash	500
Software	67
Other assets	2

Total identifiable net assets acquired:	20,669
Goodwill	19,654

Fair value of acquired business	40,323
Noncontrolling interest in CCB	15,323

Purchase price consideration given	$25,000

     The fair value of the noncontrolling interest in CCB was determined as the percentage of the noncontrolling interest multiplied by the fair value of all assets which were derived from the acquisition of CCB on March 15, 2010.
     The Company is evaluating the purchase price allocations and at the time of the filing of this Form 10-Q, the valuation has not been completed. However, the Company has recorded provisional amounts for the assets acquired in its consolidated financial statements and will adjust the allocations relative to the fair value of the assets, as necessary, during the remainder of the one-year measurement period.
9. Goodwill and Intangible Assets, net:
     In connection with the Company’s business acquisitions, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. In accordance FASB ASC Topic 350 “Intangibles-Goodwill and Other” (“ASC 350”), the Company is amortizing the following intangible assets over the estimated useful lives as indicated:

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Acquisition Date	Customer Relationships	Non-Compete Agreements		Trademarks
IGS	October 1, 2004	7 years	3 years	(1)	—
RDS	July 29, 2005	10 years	3 years	(1)	—
The Palmer Group	July 25, 2007	2.4 years	—		—
MuniServices	July 1, 2008	11 years	3 years		14 years
BPA	August 1, 2008	10 years	2.4 years		—
CCB(2)	March 15, 2010	6-9 years	3 years		14 years

(1)	These intangible assets are fully amortized with no expense recognized in the current period.

(2)	The estimated useful lives of the intangible assets related to the acquisition of CCB are estimated as the Company has not finalized its valuation.
     The combined original weighted average amortization period is 9.0 years. The Company reviews these relationships at least annually for impairment. Total amortization expense was $838,064 and $668,277 for the three months ended March 31, 2010, and 2009 respectively. In addition, goodwill, pursuant to ASC 350, is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2009, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2009, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through March 31, 2010 that would indicate a triggering event and thereby necessitate an impairment charge to goodwill or the other intangible assets. The Company will undergo its next annual goodwill review during the fourth quarter of 2010. At March 31, 2010 and December 31, 2009, the carrying value of goodwill was $49,052,460 and $29,298,717, respectively. The $19,753,743 increase in the carrying value of goodwill during the three months ended March 31, 2010 relates to the purchase of CCB on March 15, 2010 (see note 8), as well as additional purchase price paid of $100,000 relating to the acquisition of The Palmer Group on July 25, 2007.
10. Share-Based Compensation:
     The Company has a stock option and nonvested share plan. The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 (the “Amended Plan”) to enable the Company to issue nonvested shares of stock to its employees and directors. The Amended Plan was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. On March 19, 2010 the Company adopted a 2010 Stock Plan, subject to the approval of its shareholders at the 2010 Annual Meeting. The 2010 Stock Plan is a further amendment to the Amended Plan, and contains, among other things, specific performance metrics with respect to performance-based stock awards. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012.
     The Company follows the provisions of FASB ASC Topic 718 “Compensation-Stock Compensation” (“ASC 718”). As of March 31, 2010, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program (“LTI”)) is estimated to be $2.8 million with a weighted average remaining life of 2.5 years (not including nonvested shares granted under the LTI Programs). As of March 31, 2010, there are no future compensation costs related to stock options and the remaining vested stock options have a weighted average remaining life of 0.8 years. Based upon historical data, the Company used an annual forfeiture rate of 14% for stock options and 15-40% for nonvested shares for most of the employee grants. Grants made to key employee hires and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group.
     Total share-based compensation expense was $879,880 and $1,997,978 for the three months ended March 31, 2010, and 2009 respectively. The Company, in conjunction with the renewal of employment agreements with its Named Executive Officers and other senior executives, awarded nonvested shares which vested on January 1, 2009. As a result of the vesting of these shares, the Company recorded stock-based compensation expense in connection with these shares in the amount of approximately $1.4 million during the first quarter of 2009. Tax benefits

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of ASC 718 (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was $123,787 and $633,353 for the three months ended March 31, 2010, and 2009 respectively.
Stock Options
     All options issued under the Amended Plan vest ratably over five years. Granted options expire seven years from grant date. Expiration dates range between November 7, 2009 and January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. At March 31, 2010, 895,000 options have been granted under the Amended Plan, of which 118,955 have been cancelled. There were no antidilutive options outstanding for the three months ended March 31, 2010, and 2009 respectively.
     The Company granted no options during the three months ended March 31, 2010 and 2009. All of the stock options which have been granted under the Amended Plan were granted to employees of the Company except for 40,000 which were granted to non-employee directors. The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was approximately $0 and $45,000, respectively.
     The following summarizes all option related transactions from December 31, 2008 through March 31, 2010 (amounts in thousands, except per share amounts):

	Options	Weighted-Average	Weighted-Average
	Outstanding	Exercise Price	Fair Value
December 31, 2008	123	$17.24	$3.21
Exercised	(116)	16.51	3.24

December 31, 2009	7	29.41	2.70
No activity	—	—	—

March 31, 2010	7	$29.41	$2.70

     The following information is as of March 31, 2010 (amounts in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
			Weighted-Average			Weighted-Average
Exercise	Number	Average Remaining	Exercise Price Per	Aggregate	Number	Exercise Price Per	Aggregate
Prices	Outstanding	Contractual Life	Share	Intrinsic Value	Exercisable	Share	Intrinsic Value
$28.45 - $29.79	7	0.8	29.41	178	7	29.41	178

Total as of March 31, 2010	7	0.8	$29.41	$178	7	$29.41	$178

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
Nonvested Shares
     With the exception of the awards made pursuant to the LTI Program and a few employee and director grants, the terms of the nonvested share awards are similar to those of the stock option awards, wherein the nonvested shares vest ratably over five years and are expensed over their vesting period.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The following summarizes all nonvested share transactions (excluding shares granted under the LTI Programs) from December 31, 2008 through March 31, 2010 (amounts in thousands, except per share amounts):

	Nonvested Shares	Weighted Average
	Outstanding	Price at Grant Date
December 31, 2008	98	$41.60
Granted	70	34.22
Vested	(82)	36.62
Cancelled	(5)	42.20

December 31, 2009	81	40.24
Granted	43	48.20
Vested	(8)	40.31
Cancelled	(5)	38.96

March 31, 2010	111	$43.36

     The total grant date fair value of shares vested during the three months ended March 31, 2010 and 2009 was $323,568 and $1,629,490, respectively.
Long-Term Incentive Programs
     Pursuant to the Amended Plan, on March 30, 2007, January 4, 2008, January 20, 2009 and January 14, 2010, the Compensation Committee approved the grant of 96,550, 80,000, 108,720 and 53,656 performance-based nonvested shares, respectively. All shares granted under the LTI Programs were granted to key employees of the Company. For both the 2007 and 2008 grants, no estimated compensation costs have been accrued or recognized because the achievements of the performance targets of the programs were either not met or deemed unlikely to be achieved. The 2009 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon diluted earnings per share (“EPS”) totals for 2009, the return on owners’ equity for the three year period beginning on January 1, 2009 and ending December 31, 2011, and the relative total shareholder return as compared to a peer group, for the same three year period. The number of shares vested can double if the financial goals are exceeded and no shares will vest if the financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2009. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. The EPS component of the 2009 plan was not achieved and therefore no compensation expense was recognized during 2009 or the three months ended March 31, 2010. In the future, if the Company believes that the remaining performance targets of the 2009 program will be achieved, an adjustment to the expense will be made at that time based on the probable outcome. The 2010 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon diluted EPS totals for 2010, the return on owners’ equity for the three year period beginning on January 1, 2010 and ending December 31, 2012, and the relative total shareholder return as compared to a peer group for the same three year period. The number of shares vested can double if the financial goals are exceeded and no shares will vest if the financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2010. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. At March 31, 2010, total future compensation costs related to nonvested share awards granted under the 2009 and 2010 LTI Programs are estimated to be approximately $4.4 million. The Company assumed a 7.5% forfeiture rate for this grant and the remaining shares have a weighted average life of 2.18 years at March 31, 2010.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11. Income Taxes:
     The Company follows the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There were no unrecognized tax benefits at both March 31, 2010 and 2009.
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
     At March 31, 2010, the tax years subject to examination by the major taxing jurisdictions, including the Internal Revenue Service, are 2003 and 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The 2005 tax year is extended through April 30, 2011.
     ASC 740 requires the recognition of interest, if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. Penalties and interest may be classified as either penalties and interest expense or income tax expense. Management has elected to classify accrued penalties and interest as income tax expense. No interest or penalties were accrued or reversed in the first three months of 2009 or 2010.
12. Earnings per Share:
     Basic EPS are computed by dividing net income available to common shareholders of Portfolio Recovery Associates, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three months ended March 31, 2010 and 2009 (amounts in thousands, except per share amounts):

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	For the three months ended March 31,
		2010			2009
		Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$14,800	16,191	$0.91	$10,072	15,334	$0.66
Dilutive effect of stock options and nonvested share awards		12			33

Diluted EPS	$14,800	16,203	$0.91	$10,072	15,367	$0.66

     There were no antidilutive options outstanding for the three months ended March 31, 2010 and 2009.
13. Commitments and Contingencies:
Employment Agreements:
     The Company has employment agreements with all of its executive officers and with several members of its senior management group, most of which expire on December 31, 2011. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Future compensation under these agreements is approximately $10.8 million. The agreements also contain confidentiality and non-compete provisions.
Leases:
     The Company is party to various operating and capital leases with respect to its facilities and equipment. For further discussion of these leases please refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2009.
Forward Flow Agreements:
     The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at March 31, 2010 is approximately $157.6 million.
Business Acquisition:
     In connection with the Company’s acquisition of 62% of the membership units of CCB on March 15, 2010, the Company acquired the right to purchase the remaining 38% of the membership units of CCB not held by the Company at a predetermined price within the next five years. Also, Claims Compensation Bureau, Inc., the holder of such remaining 38% interest in CCB can require the Company to purchase its interest during the period beginning on March 1, 2012 and ending on February 28, 2018. While the actual amount or timing of any future payment is unknown at this time, the maximum amount of consideration to be paid for such 38% interest is $22.8 million. In addition, the Company expects to pay the $2.0 million deferred portion of the acquisition date consideration for its 62% interest in CCB within the next nine months, upon the occurrence of certain events.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
have a material adverse impact on the Company’s results of operations, liquidity or its financial condition, the matter described below falls outside of the normal parameters of the Company’s routine legal proceedings.
     PRA is currently a defendant in two separate purported class action counterclaims entitled: (1) PRA v. Barkwell, 4:09-cv-00113-CDL, which was originally filed in the Superior Court of Muscogee County, Georgia and subsequently removed to the United States District Court for the Middle District of Georgia; and (2) PRA v. Freeman, 10-CVD-1003, filed in the District Court for Wake County, North Carolina. The counterclaims allege that in pursuing arbitration claims against Barkwell, Freeman and other consumer debtors, pursuant to the terms and conditions of their respective cardholder agreements, PRA breached a duty of good faith and fair dealing and made negligent misrepresentations concerning its “arbitration practices.” The plaintiffs are seeking, among other things, to vacate the arbitration awards that PRA has obtained before the National Arbitration Forum and have PRA disgorge the amounts collected with respect to such awards. It is not possible at this time to accurately estimate the possible loss, if any. PRA believes it has meritorious defenses to the allegations made in these counterclaims and intends to defend itself vigorously against them.
     PRA is currently a defendant in a purported enforcement action brought by the Attorney General for the State of Missouri that is currently pending in the Circuit Court for St. Louis, Missouri. The action seeks relief for Missouri consumers that have allegedly been injured as a result of certain collection practices of PRA. It is not possible at this time to estimate the possible loss, if any. PRA has vehemently denied any wrongdoing with respect to the allegations in the complaint and believes it has meritorious defenses to each allegation in the complaint.
14. Estimated Fair Value of Financial Instruments:
     The accompanying consolidated financial statements include various estimated fair value information as of March 31, 2010 and December 31, 2009, as required by FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Based upon the fact there are no quoted prices in active markets or other observable market data, the Company used unobservable inputs for computation of the fair value of finance receivables, net. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.
     Cash and cash equivalents: The carrying amount approximates fair value.
     Finance receivables, net: The Company records purchased receivables at cost, which represents a significant discount from the contractual receivable balances due. The cost of the receivables is reduced as cash is received based upon the guidance of ASC 310-30. The carrying amount of finance receivables, net, as of March 31, 2010 was approximately $742 million. The Company computed the fair value of these receivables using proprietary pricing models that the Company utilizes to make portfolio purchase decisions. As of March 31, 2010, using the aforementioned methodology, the Company computed the approximate fair value to be $946 million.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
15.	Recent Accounting Pronouncements:
     In June 2009, the FASB issued guidance on accounting for transfers of financial assets to improve the reporting for the transfer of financial assets. The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company adopted the guidance during the first quarter of 2010 which had no material impact on its consolidated financial statements.
     In June 2009, the FASB issued guidance on consolidation of variable interest entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company adopted the guidance during the first quarter of 2010 which had no material impact on its consolidated financial statements.

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
     For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as the discussion of “Business” and “Risk Factors” described in our 2009 Annual Report on Form 10-K, filed on February 16, 2010.
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
Results of Operations
     Our business revolves around the detection, collection and processing of both unpaid and normal-course receivables originally owed to credit grantors, governments, retailers and others. The results of operations include the financial results of Portfolio Recovery Associates, Inc. and all of our subsidiaries who are all in the receivables management business. Under the guidance of the FASB ASC Topic 280 “Segment Reporting” (“ASC 280”), we have determined that we have several operating segments that meet the aggregation criteria of ASC 280, and therefore, we have one reportable segment, receivables management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.
     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months
	Ended March 31,
	2010	2009
Revenues:
Income recognized on finance receivables, net	81.5%	75.2%
Fee income	18.5%	24.8%

Total revenues	100.0%	100.0%
Operating expenses:
Compensation and employee services	35.6%	39.1%
Legal and agency fees and costs	16.0%	17.8%
Outside fees and services	3.4%	3.1%
Communications	6.1%	5.1%
Rent and occupancy	1.5%	1.6%
Other operating expenses	2.7%	2.9%
Depreciation and amortization	3.1%	3.3%

Total operating expenses	68.4%	72.9%

Income from operations	31.6%	27.1%
Other income and (expense):
Interest income	0.0%	0.0%
Interest expense	(2.6%)	(2.9%)

Income before income taxes	29.0%	24.2%
Provision for income taxes	11.4%	9.5%

Net income	17.6%	14.7%

     We use the following terminology throughout our reports: “Cash Receipts” refers to all collections of cash, regardless of the source. “Cash Collections” refers to collections on our owned portfolios only, exclusive of fee income and sales of finance receivables. “Fee Income” refers to revenues generated from our contingent fee and fee-for-service subsidiaries.

Three Months Ended March 31, 2010 Compared To Three Months Ended March 31, 2009
Revenues
     Total revenues were $83.4 million for the three months ended March 31, 2010, an increase of $15.2 million or 22.3% compared to total revenues of $68.2 million for the three months ended March 31, 2009.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $68.0 million for the three months ended March 31, 2010, an increase of $16.7 million or 32.6% compared to income recognized on finance receivables, net of $51.3 million for the three months ended March 31, 2009. The increase was primarily due to an increase in our cash collections on our owned defaulted consumer receivables to $119.2 million for the three months ended March 31, 2010 compared to $89.9 million for the three months March 31, an increase of $29.3 million or 32.6%. During the three months ended March 31, 2010, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $1.89 billion at a cost of $102.6 million. During the three months ended March 31, 2009, we acquired defaulted consumer receivable portfolios with an aggregate face value of $960.9 million at a cost of $52.4 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended March 31, 2010, we recorded net allowance charges of $6,870,000. For the three months ended March 31, 2009, we recorded net allowance charges of $6,220,000. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables would include: overall market pricing for pools of consumer receivables (which is driven by both supply and demand), new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff. Due to the extraordinary deterioration of the U.S. economy beginning in the fourth quarter of 2008, our collection efforts have become more challenging, which has exacerbated the typical effects of these external and internal factors. These combined factors have contributed to the valuation allowances that we have recorded during the three months ended March 31, 2010.
Fee Income
     Fee income was $15.4 million for the three months ended March 31, 2010, a decrease of $1.5 million or 8.9% compared to fee income of $16.9 million for the three months ended March 31, 2009. Fee income decreased as a result of a decrease in revenue generated by our IGS fee-for-service business and MuniServices government revenue enhancement and services business, partially offset by an increase in revenue generated by our RDS government processing and collection business as compared to the prior year period.

Operating Expenses
     Total operating expenses were $56.9 million for the three months ended March 31, 2010, an increase of $7.2 million or 14.5% compared to total operating expenses of $49.7 million for the three months ended March 31, 2009. Total operating expenses, including compensation and employee services expenses, were 42.3% of cash receipts for the three months ended March 31, 2010 compared to 46.5% for the same period in 2009.
Compensation and Employee Services
     Compensation and employee services expenses were $29.6 million for the three months ended March 31, 2010, an increase of $2.9 million or 10.9% compared to compensation and employee services expenses of $26.7 million for the three months ended March 31, 2009. This increase is mainly due to an overall increase in our owned portfolio collection staff as well as the hiring of non-collection personnel mainly due to the expansion of our information technology department. Compensation and employee services expenses increased as total employees grew 12.8% to 2,329 as of March 31, 2010 from 2,065 as of March 31, 2009. Compensation and employee services expenses as a percentage of cash receipts decreased to 22.0% for the three months ended March 31, 2010 from 25.0% of cash receipts for the same period in 2009.
Legal and Agency Fees and Costs
     Legal and agency fees and costs expenses were $13.3 million for the three months ended March 31, 2010, an increase of $1.2 million or 9.9% compared to legal and agency fees and costs of $12.1 million for the three months ended March 31, 2009. Of the $1.2 million increase, $2.0 million was attributable to an increase in legal fees and costs incurred resulting from accounts referred to both our in-house attorneys and outside independent contingent fee attorneys. This was offset by a $0.8 million decrease mainly attributable to a decrease in agency fees incurred by our IGS subsidiary. Total outside legal expenses paid to independent contingent fee attorneys for the three months ended March 31, 2010 were 42.3% of legal cash collections generated by independent contingent fee attorneys compared to 37.6% for the three months ended March 31, 2009. Outside legal fees and costs paid to independent contingent fee attorneys increased from $6.7 million for the three months ended March 31, 2009 to $8.8 million, an increase of $2.1 million or 31.3%, for the three months ended March 31, 2010. Additionally, as disclosed previously, we also effectuate legal collections using our own in-house attorneys. Total legal expenses incurred by our in-house attorneys for the three months ended March 31, 2010 were 8.3% of legal cash collections generated by our in-house attorneys compared to 26.7% for the three months ended March 31, 2009. Legal fees and costs incurred by our in-house attorneys were $0.9 million for the three months ended March 31, 2010 and 2009.
Outside Fees and Services
     Outside fees and services expenses were $2.8 million for the three months ended March 31, 2010, an increase of $0.7 million or 33.3% compared to outside legal and other fees and services expenses of $2.1 million for the three months ended March 31, 2009. The $0.7 million increase was attributable to an increase in other outside fees and services and corporate legal expense.
Communications
     Communications expenses were $5.1 million for the three months ended March 31, 2010, an increase of $1.6 million or 45.7% compared to communications expenses of $3.5 million for the three months ended March 31, 2009. The increase was mainly due to a growth in mailings due to an increase in special letter campaigns which increased by $1.6 million for the three months ended March 31, 2010 when compared to the year ago period.
Rent and Occupancy
     Rent and occupancy expenses were $1.3 million for the three months ended March 31, 2010, an increase of $0.2 million or 18.2% compared to rent and occupancy expenses of $1.1 million for the three months ended March 31, 2009. The increase was primarily due to relocation of our IGS business to another location, the expansion of our Hampton, VA call center and increased utility charges.

Other Operating Expenses
     Other operating expenses were $2.3 million for the three months ended March 31, 2010, an increase of $0.3 million or 15.0% compared to other operating expenses of $2.0 million for the three months ended March 31, 2009. The increase was mainly due to increases in various expenses when compared to the prior year period. No individual item represents a significant portion of the overall increase.
Depreciation and Amortization
     Depreciation and amortization expenses were $2.6 million for the three months ended March 31, 2010, an increase of $0.3 million or 13.0% compared to depreciation and amortization expenses of $2.3 million for the three months ended March 31, 2009. The increase is mainly due to additional amortization expense incurred relating to the intangible assets of our newly acquired CCB subsidiary as well as continued capital expenditures on equipment, software, and computers related to our growth and systems upgrades.
Interest Income
     Interest income was $36,000 for the three months ended March 31, 2010, an increase of $33,000 compared to interest income of $3,000 for the three months ended March 31, 2009. This increase is the result of interest earned and a refund received on the overpayment of federal income tax.
Interest Expense
     Interest expense was $2.2 million for the three months ended March 31, 2010, a increase of $0.2 million compared to interest expense of $2.0 million for the three months ended March 31, 2009. The increase was mainly due to an increase in our average borrowings under our revolving credit facility for the three months ended March 31, 2010 compared to the same period in 2009 as well as the interest expense paid during 2010 relating to the interest rate swap offset by a decrease in our weighted average interest rate which decreased to 2.35% for the three months ended March 31, 2010 as compared to 2.78% for the three months ended March 31, 2009.
Provision for Income Taxes
     Income tax expense was $9.5 million for the three months ended March 31, 2010, an increase of $3.1 million or 48.4% compared to income tax expense of $6.4 million for the three months ended March 31, 2009. The increase is mainly due to an increase of 47.0% in income before taxes for the three months ended March 31, 2010 when compared to the same period in 2009. The effective tax rate of 39.1% for the three months ended March 31, 2010 was comparable to the effective tax rate of 39.0% for the same period in 2009.

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
     Additionally however, the way we initially book newly acquired pools of accounts and how we forecast future estimated collections for any given portfolio of accounts has evolved over the years due to a number of factors including the current economic situation. Since our revenue recognition under ASC 310-30 is driven by both the ultimate magnitude of estimated lifetime collections as well as the timing of those collections, we have progressed towards booking new portfolio purchases using a higher confidence level for both collection amount and pace. Subsequent to the initial booking, as we gain collection experience and comfort with a pool of accounts, we continuously update ERC as time goes on. Since our inception, these processes have tended to cause the ratio of collections to purchase price multiple for any given year of buying to gradually increase over time. As a result, our estimate of lifetime collections to purchase price has shown relatively steady increases as pools have aged. Thus, all factors being equal in terms of pricing, one would naturally tend to see a higher collection to purchase price ratio from a pool of accounts that were six years from purchase than say a pool that was just two years from purchase.
     To the extent that lower purchase price multiples are the ultimate result of more competitive pricing and lower IRRs, this will generally lead to higher amortization rates (payments applied to principal as a percentage of cash collections), lower operating margins and ultimately lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to expand. It is important to consider, however, that to the extent we can improve our collection operations by extracting additional cash from a discreet quantity and quality of accounts, and/or by extracting cash at a lower cost structure, we can put upward pressure on the collection to purchase price ratio and also on our operating margins. During 2008 and continuing through all of 2009, we made significant enhancements in our analytical abilities, management personnel and automated dialing capabilities, all with the intent to collect more cash at lower cost.
Entire Portfolio ($ in thousands)

			Percentage of	Unamortized	Percentage of Reserve	Actual Cash
		Life to Date	Reserve	Purchase Price	Allowance to Unamortized	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Allowance to	Balance at	Purchase Price and	Including Cash	Remaining	Total Estimated	Collections to
Period	Price (1)	Allowance (2)	Purchase Price (3)	March 31, 2010 (4)	Reserve Allowance (5)	Sales	Collections (6)	Collections (7)	Purchase Price (8)
1996	$3,080	$0	0%	$0	0%	$9,991	$69	$10,060	327%
1997	$7,685	$0	0%	$0	0%	$24,977	$251	$25,228	328%
1998	$11,089	$0	0%	$0	0%	$36,332	$533	$36,865	332%
1999	$18,898	$0	0%	$0	0%	$66,349	$1,424	$67,773	359%
2000	$25,020	$0	0%	$0	0%	$108,880	$3,861	$112,741	451%
2001	$33,481	$0	0%	$0	0%	$163,442	$3,936	$167,378	500%
2002	$42,325	$0	0%	$0	0%	$179,844	$5,086	$184,930	437%
2003	$61,448	$0	0%	$0	0%	$235,987	$9,529	$245,516	400%
2004	$59,179	$1,385	2%	$661	68%	$171,495	$10,667	$182,162	308%
2005	$143,172	$12,735	9%	$31,054	29%	$253,909	$60,452	$314,361	220%
2006	$107,731	$13,545	13%	$37,189	27%	$152,874	$69,485	$222,359	206%
2007	$258,341	$13,715	5%	$135,538	9%	$274,816	$234,649	$509,465	197%
2008	$275,189	$16,745	6%	$189,152	8%	$196,170	$346,084	$542,254	197%
2009	$283,501	$0	0%	$246,809	0%	$99,588	$579,919	$679,507	240%
YTD 2010	$102,652	$0	0%	$102,081	0%	$3,803	$210,184	$213,987	208%

Total	$1,432,791	$58,125	4%	$742,484	7%	$1,978,457	$1,536,129	$3,514,586	245%

Purchased Bankruptcy Portfolio ($ in thousands)

			Percentage of	Unamortized	Percentage of Reserve	Actual Cash
		Life to Date	Reserve	Purchase Price	Allowance to Unamortized	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Allowance to	Balance at	Purchase Price and	Including Cash	Remaining	Total Estimated	Collections to
Period	Price (1)	Allowance (2)	Purchase Price (3)	March 31, 2010 (4)	Reserve Allowance (5)	Sales	Collections (6)	Collections (7)	Purchase Price (8)
1996	$0	$0	0%	$0	0%	$0	$0	$0	0%
1997	$0	$0	0%	$0	0%	$0	$0	$0	0%
1998	$0	$0	0%	$0	0%	$0	$0	$0	0%
1999	$0	$0	0%	$0	0%	$0	$0	$0	0%
2000	$0	$0	0%	$0	0%	$0	$0	$0	0%
2001	$0	$0	0%	$0	0%	$0	$0	$0	0%
2002	$0	$0	0%	$0	0%	$0	$0	$0	0%
2003	$0	$0	0%	$0	0%	$0	$0	$0	0%
2004	$7,469	$1,285	17%	$4	100%	$14,023	$57	$14,080	189%
2005	$29,302	$895	3%	$887	50%	$41,871	$1,212	$43,083	147%
2006	$17,643	$1,530	9%	$566	73%	$26,787	$2,432	$29,219	166%
2007	$78,933	$1,310	2%	$40,405	3%	$62,445	$50,911	$113,356	144%
2008	$108,612	$0	0%	$82,472	0%	$59,021	$124,071	$183,092	169%
2009	$158,535	$0	0%	$148,183	0%	$31,764	$307,520	$339,284	214%
YTD 2010	$71,514	$0	0%	$71,514	0%	$1,651	$137,503	$139,154	195%

Total	$472,008	$5,020	1%	$344,031	1%	$237,562	$623,706	$861,268	182%

Entire Portfolio Less Purchased Bankruptcy Portfolio ($ in thousands)

			Percentage of	Unamortized	Percentage of Reserve	Actual Cash
		Life to Date	Reserve	Purchase Price	Allowance to Unamortized	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Allowance to	Balance at	Purchase Price and	Including Cash	Remaining	Total Estimated	Collections to
Period	Price (1)	Allowance (2)	Purchase Price (3)	March 31, 2010 (4)	Reserve Allowance (5)	Sales	Collections (6)	Collections (7)	Purchase Price (8)
1996	$3,080	$0	0%	$0	0%	$9,991	$69	$10,060	327%
1997	$7,685	$0	0%	$0	0%	$24,977	$251	$25,228	328%
1998	$11,089	$0	0%	$0	0%	$36,332	$533	$36,865	332%
1999	$18,898	$0	0%	$0	0%	$66,349	$1,424	$67,773	359%
2000	$25,020	$0	0%	$0	0%	$108,880	$3,861	$112,741	451%
2001	$33,481	$0	0%	$0	0%	$163,442	$3,936	$167,378	500%
2002	$42,325	$0	0%	$0	0%	$179,844	$5,086	$184,930	437%
2003	$61,448	$0	0%	$0	0%	$235,987	$9,529	$245,516	400%
2004	$51,710	$100	0%	$657	13%	$157,472	$10,610	$168,082	325%
2005	$113,870	$11,840	10%	$30,167	28%	$212,038	$59,240	$271,278	238%
2006	$90,088	$12,015	13%	$36,623	25%	$126,087	$67,053	$193,140	214%
2007	$179,408	$12,405	7%	$95,133	12%	$212,371	$183,738	$396,109	221%
2008	$166,577	$16,745	10%	$106,680	14%	$137,149	$222,013	$359,162	216%
2009	$124,966	$0	0%	$98,626	0%	$67,824	$272,399	$340,223	272%
YTD 2010	$31,138	$0	0%	$30,567	0%	$2,152	$72,681	$74,833	240%

Total	$960,783	$53,105	6%	$398,453	12%	$1,740,895	$912,423	$2,653,318	276%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Life to date reserve allowance refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals.

(3)	Percentage of reserve allowance to purchase price refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals, divided by the purchase price.

(4)	Unamortized purchase price balance refers to the purchase price less finance receivable amortization over the life of the portfolio.

(5)	Percentage of reserve allowance to unamortized purchase price and reserve allowance refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals, divided by the sum of the unamortized purchase price and the life to date reserve allowance.

(6)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(7)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(8)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

     The following table shows our net valuation allowances booked since we began accounting for our investment in finance receivables under the guidance of ASC 310-30.
($ in thousands)

Purchase Period
Allowance Period	1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009-2010	Total
Q1 05	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Q2 05	—	—	—	—	—	—	—	—	—	—	$—
Q3 05	—	—	—	—	—	—	—	—	—	—	$—
Q4 05	—	200	—	—	—	—	—	—	—	—	$200
Q1 06	—	—	—	—	—	175	—	—	—	—	$175
Q2 06	—	75	—	—	—	125	—	—	—	—	$200
Q3 06	—	200	—	—	—	75	—	—	—	—	$275
Q4 06	—	—	—	—	—	450	—	—	—	—	$450
Q1 07	—	(245)	—	—	—	610	—	—	—	—	$365
Q2 07	—	70	—	20	—	—	—	—	—	—	$90
Q3 07	—	50	—	150	320	660	—	—	—	—	$1,180
Q4 07	—	—	—	190	150	615	340	—	—	—	$1,295
Q1 08	—	—	—	120	650	910	1,105	—	—	—	$2,785
Q2 08	—	(140)	—	400	720	—	2,330	650	—	—	$3,960
Q3 08	—	(30)	—	(60)	60	325	1,135	2,350	—	—	$3,780
Q4 08	—	(75)	—	(325)	(140)	1,805	2,600	4,380	620	—	$8,865
Q1 09	—	(105)	—	(120)	35	1,150	910	2,300	2,050	—	$6,220
Q2 09	—	—	—	(230)	(220)	495	765	685	2,425	—	$3,920
Q3 09	—	—	—	(25)	(190)	1,170	1,965	340	4,750	—	$8,010
Q4 09	—	—	—	(120)	—	1,375	1,220	110	6,900	—	$9,485
Q1 10	—	—	—	—	—	2,795	1,175	2,900	—	—	$6,870

Total	$—	$—	$—	$—	$1,385	$12,735	$13,545	$13,715	$16,745	$—	$58,125

Portfolio Purchases, net	$65,772	$33,481	$42,325	$61,448	$59,179	$143,172	$107,731	$258,341	$275,189	$386,153	$1,432,791

(1)	Allowance period represents the quarter in which we recorded valuation allowances, net of any (reversals).
     The following graph shows the purchase price of our owned portfolios by year beginning in 1996 and includes the year to date acquisition amount for the three months ended March 31, 2010. The purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts.

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
     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates our ability to realize significant multi-year cash collection streams on our owned pools:
Cash Collections By Year, By Year of Purchase — Entire Portfolio
($ in thousands)

Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	YTD 2010	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$102	$83	$78	$15	$9,929
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	437	346	215	72	$24,470
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	882	616	397	106	$36,305
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	1,328	323	$65,657
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	3,198	827	$108,418
2001	33,481	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	5,299	1,190	$157,950
2002	42,325	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	1,791	$179,833
2003	61,448	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	2,957	$235,987
2004	59,179	—	—	—	—	—	—	—	—	18,019	46,475	40,424	30,750	19,339	13,677	2,811	$171,495
2005	143,172	—	—	—	—	—	—	—	—	—	18,968	75,145	69,862	49,576	33,366	6,992	$253,909
2006	107,731	—	—	—	—	—	—	—	—	—	—	22,971	53,192	40,560	29,749	6,402	$152,874
2007	258,341	—	—	—	—	—	—	—	—	—	—	—	42,263	115,011	94,805	22,737	$274,816
2008	275,189	—	—	—	—	—	—	—	—	—	—	—	—	61,277	107,974	26,919	$196,170
2009	283,501	—	—	—	—	—	—	—	—	—	—	—	—	—	57,338	42,250	$99,588
YTD 2010	102,652	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,803	$3,803

Total	$1,432,791	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$262,166	$326,699	$368,003	$119,195	$1,971,204

Cash Collections By Year, By Year of Purchase – Purchased Bankruptcy only Portfolio
($ in thousands)

Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	YTD 2010	Total

1996	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1997	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1998	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
1999	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2000	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2001	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2002	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2003	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
2004	7,469	—	—	—	—	—	—	—	—	743	4,554	3,956	2,777	1,455	496	42	$14,023
2005	29,302	—	—	—	—	—	—	—	—	—	3,777	15,500	11,934	6,845	3,318	497	$41,871
2006	17,643	—	—	—	—	—	—	—	—	—	—	5,608	9,455	6,522	4,398	804	$26,787
2007	78,933	—	—	—	—	—	—	—	—	—	—	—	2,850	27,972	25,630	5,993	$62,445
2008	108,612	—	—	—	—	—	—	—	—	—	—	—	—	14,024	35,894	9,103	$59,021
2009	158,535	—	—	—	—	—	—	—	—	—	—	—	—	—	16,635	15,129	$31,764
YTD 2010	71,514	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,651	$1,651

Total	$472,008	$—	$—	$—	$—	$—	$—	$—	$—	$743	$8,331	$25,064	$27,016	$56,818	$86,371	$33,219	$237,562

Cash Collections By Year, By Year of Purchase — Entire Portfolio less Purchased Bankruptcy
($ in thousands)

Purchase	Purchase	Cash Collection Period
Period	Price	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	YTD 2010	Total

1996	$3,080	$548	$2,484	$1,890	$1,348	$1,025	$730	$496	$398	$285	$210	$237	$102	$83	$78	$15	$9,929
1997	7,685	—	2,507	5,215	4,069	3,347	2,630	1,829	1,324	1,022	860	597	437	346	215	72	$24,470
1998	11,089	—	—	3,776	6,807	6,398	5,152	3,948	2,797	2,200	1,811	1,415	882	616	397	106	$36,305
1999	18,898	—	—	—	5,138	13,069	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	1,328	323	$65,657
2000	25,020	—	—	—	—	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	3,198	827	$108,418
2001	33,481	—	—	—	—	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	5,299	1,190	$157,950
2002	42,325	—	—	—	—	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	1,791	$179,833
2003	61,448	—	—	—	—	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	2,957	$235,987
2004	51,710	—	—	—	—	—	—	—	—	17,276	41,921	36,468	27,973	17,884	13,181	2,769	$157,472
2005	113,870	—	—	—	—	—	—	—	—	—	15,191	59,645	57,928	42,731	30,048	6,495	$212,038
2006	90,088	—	—	—	—	—	—	—	—	—	—	17,363	43,737	34,038	25,351	5,598	$126,087
2007	179,408	—	—	—	—	—	—	—	—	—	—	—	39,413	87,039	69,175	16,744	$212,371
2008	166,577	—	—	—	—	—	—	—	—	—	—	—	—	47,253	72,080	17,816	$137,149
2009	124,966	—	—	—	—	—	—	—	—	—	—	—	—	—	40,703	27,121	$67,824
YTD 2010	31,138	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,152	$2,152

Total	$960,783	$548	$4,991	$10,881	$17,362	$30,733	$53,148	$79,253	$117,052	$152,661	$183,045	$211,329	$235,150	$269,881	$281,632	$85,976	$1,733,642

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
Collector by Tenure

Collector FTE at:	12/31/06	12/31/07	12/31/08	12/31/09	03/31/09	03/31/10
One year + [1]	340	327	452	638	488	690
Less than one year [2]	375	553	739	676	621	686
Total [2]	715	880	1,191	1,314	1,109	1,376

[1]	Calculated based on actual employees (collectors) with one year of service or more.

[2]	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.
YTD Cash Collections per Hour Paid 1

Average performance YTD	12/31/06	12/31/07	12/31/08	12/31/09	03/31/09	03/31/10
Total cash collections	$146.03	$135.77	$131.29	$145.44	$147.45	$182.02
Non-legal cash collections [2]	$99.06	$91.93	$96.95	$119.16	$117.57	$153.73
Non-bk cash collections [3]	$132.15	$123.10	$109.82	$113.42	$120.18	$134.70
Non-bk/legal cash collections [4]	$85.18	$79.26	$75.47	$87.13	$90.30	$106.40

[1]	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to collectors (including those in training).

[2]	Represents total cash collections less external legal cash collections.

[3]	Represents total cash collections less purchased bankruptcy cash collections from trustee-administered accounts.

[4]	Represents total cash collections less external legal cash collections and less purchased bankruptcy cash collections from trustee-administered accounts.

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
(1)	Includes cash collections on finance receivables only. Excludes fee-based revenues and cash proceeds from sales of defaulted consumer receivables.
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
(1)	Includes cash collections on finance receivables only. Excludes fee-based revenues and cash proceeds from sales of defaulted consumer receivables.

     The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q12010	Q42009	Q32009	Q22009	Q12009	Q42008	Q32008	Q22008	Q12008

Call Center & Other Collections	$56,987	$45,365	$48,590	$50,052	$50,914	$41,268	$43,949	$46,892	$44,883
External Legal Collections	18,276	15,496	15,330	16,527	17,790	18,424	21,590	22,471	21,880
Internal Legal Collections	10,713	7,570	6,196	4,263	3,539	2,652	2,106	1,947	1,819
Purchased Bankruptcy Collections	33,219	26,855	22,251	19,637	17,628	16,904	15,362	13,732	10,820
     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios (amounts in thousands).

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Balance at beginning of period	$693,462	$563,830
Acquisitions of finance receivables, net of buybacks [1]	100,266	51,365
Cash collections applied to principal on finance receivables [2]	(51,244)	(38,595)

Balance at end of period	$742,484	$576,600

Estimated Remaining Collections (“ERC”)[3]	$1,536,129	$1,126,426

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as finance receivable amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item; however, it is provided here for informational purposes.
     The following table categorizes our life to date owned portfolios at March 31, 2010 into the major asset types represented (amounts in thousands):

			Life to Date
			Purchased Face
			Value of Defaulted
Asset Type	No. of Accounts	%	Consumer Receivables [1]	%
Major Credit Cards	13,669	60.5%	$36,546,806	73.2%
Consumer Finance	5,164	22.9%	5,708,094	11.4%
Private Label Credit Cards	3,238	14.3%	4,388,509	8.8%
Auto Deficiency	510	2.3%	3,278,611	6.6%

Total:	22,581	100.0%	49,922,020	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

The following chart shows details of our life to date buying activity as of March 31, 2010 (amounts in thousands). We actively seek to purchase both bankrupt and non-bankrupt accounts at any point in the delinquency cycle.

			Life to Date
			Purchased Face
			Value of Defaulted
Account Type	No. of Accounts	%	Consumer Receivables [1]	%
Fresh	1,140	5.1%	$3,699,530	7.4%
Primary	3,334	14.8%	5,714,461	11.5%
Secondary	3,592	15.9%	5,769,470	11.6%
Tertiary	3,744	16.6%	4,803,582	9.6%
BK Trustees	3,121	13.8%	13,603,770	27.3%
Other	7,650	33.8%	16,331,207	32.6%

Total:	22,581	100.0%	$49,922,020	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.
     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectability perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically at March 31, 2010 (amounts in thousands):

			Life to Date Purchased Face Value		Original Purchase Price of
			of Defaulted Consumer		Defaulted Consumer
Geographic Distribution	No. of Accounts	%	Receivables [1]	%	Receivables[2]	%

California	2,304	10%	$6,357,730	13%	$171,665	12%
Texas	3,670	16%	5,903,389	12%	140,088	10%
Florida	1,765	8%	4,769,024	10%	127,897	9%
New York	1,342	6%	3,141,387	6%	85,828	6%
Pennsylvania	780	3%	1,907,884	4%	57,925	4%
North Carolina	794	4%	1,760,059	4%	50,240	3%
Illinois	892	4%	1,734,398	3%	56,042	4%
Ohio	775	3%	1,714,441	3%	60,800	4%
Georgia	705	3%	1,595,509	3%	57,430	4%
New Jersey	523	2%	1,433,993	3%	42,111	3%
Michigan	597	3%	1,336,724	3%	45,485	3%
Virginia	569	3%	1,046,750	2%	34,436	2%
Tennessee	476	2%	1,038,278	2%	36,872	3%
Arizona	373	2%	996,319	2%	27,253	2%
Massachusetts	402	2%	972,234	2%	27,825	2%
South Carolina	399	2%	910,768	2%	24,954	2%
Other (3)	6,215	27%	13,303,133	26%	416,620	27%

Total:	22,581	100%	$49,922,020	100%	$1,463,471	100%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

(2)	The “Original Purchase Price of Defaulted Consumer Receivables” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

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
     As of March 31, 2010, total debt outstanding on our $365 million line of credit was $296.3 million, which represents gross availability of $68.7 million. We currently have in place forward flow commitments over the next 12 months of approximately $157.6 million. Additionally we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements. We believe that funds generated from operations, together with existing cash and available borrowings under our credit agreement would be sufficient to finance our operations, planned capital expenditures as well as the aforementioned forward flow commitments and a material amount of additional portfolio purchasing in excess of the currently committed flow amounts during the next twelve months. However, we are very cognizant of the current market fundamentals in the debt purchase and company acquisition market which because of significant supply and tight capital availability could cause increased buying opportunities to arise. Accordingly, we filed a $150 million shelf registration during the third quarter of 2009. We issued $75.5 million of equity under that filing during February of 2010 in order to take advantage of market opportunities and have the ability to issue up to an additional $74.5 million of equity or debt securities under the shelf registration statement in the future. The outcome of any future transaction is subject to market conditions. In addition, due to these opportunities, we continue to work with our current bank group and others on a new and expanded syndicated loan facility, and during 2010 we plan to close on an increased syndicated line of credit. In addition, we file taxes using the cost recovery method for tax revenue recognition. We were notified on June 21, 2007 that we were being examined by the Internal Revenue Service for the 2005 calendar year. The IRS has concluded its audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes for tax years ended December 31, 2007, 2006 and 2005. The IRS has proposed that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. On April 22, 2009, we filed a formal protest of the findings contained in the examination report prepared by the IRS. We believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary for these tax positions. If we are unsuccessful in our appeal, we may be required to pay the related deferred taxes and any potential interest in the near-term, possibly requiring additional financing from other sources.
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
     Our operating activities provided cash of $27.5 million and $16.3 million for the three months ended March 31, 2010 and 2009, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period. The increase was due mostly to changes in deferred taxes and an increase in net income to $14.8 million for the three months ended March 31, 2010 from $10.1 million for the three months ended March 31, 2009 offset by a decrease in the amortization of share-based compensation. The remaining changes were due to net changes in other accounts related to our operating activities.
     Our investing activities used cash of $73.3 million and $13.7 million during the three months ended March 31, 2010 and 2009, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment and business acquisitions. The majority of the increase was due to cash payments for business acquisitions totaling $22.6 million in 2010 as compared to $100,000 in 2009 as well as a increase in acquisitions of finance receivables, which increased from $51.4 million for the three months ended March 31, 2009 to $100.3 million for the three months ended March 31, 2010, offset by an increase in collections applied to principal on finance receivables from $38.6 million for the three months ended March 31, 2009 to $51.2 million for the three months ended March 31, 2010.

     Our financing activities provided cash of $48.5 million and $0.1 million during the three months ended March 31, 2010 and 2009, respectively. Cash is provided by draws on our line of credit, proceeds from equity offerings, proceeds from debt financing and stock option exercises. Cash used in financing activities is primarily driven by payments on our line of credit and principal payments on long-term debt and capital lease obligations. The majority of the change was due to cash proceeds received from our $75.5 million equity offering during the three months ended March 31, 2010, partially offset by an increase in the net repayments on our line of credit, which increased from $2.0 million during the three months ended March 31, 2009 to $23.0 million during the same period in 2010.
     Cash paid for interest was $2.2 million and $2.1 million for the three months ended March 31, 2010 and 2009, respectively. Interest was paid on our line of credit, long-term debt, capital lease obligations and our interest rate swap agreement. The increase was mainly due to an increase in our average borrowings for the three months ended March 31, 2010 compared to the same period in 2009 as well as the interest expense paid during 2010 relating to the interest rate swap offset by a decrease in our weighted average interest rate which decreased to 2.35% for the three months ended March 31, 2010 as compared to 2.78% for the three months ended March 31, 2009.
     On November 29, 2005, we entered into a Loan and Security Agreement for a revolving line of credit. The agreement has been amended six times to add additional lenders and ultimately increase the total availability of credit under the line to $365 million. The agreement is a line of credit in an amount equal to the lesser of $365 million or 30% of our ERC of all our eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40%, which was 1.65% at March 31, 2010. Of the $365 million facility, $50 million was locked in as an interest only term loan at a rate of 6.80% and expires on May 4, 2012. The remaining $315 million expires on May 2, 2011. We also pay an unused line fee equal to three-tenths of one percent, or 30 basis points, on any unused portion of the line of credit. The loan is collateralized by substantially all our tangible and intangible assets. The agreement provides as follows:
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
     As of March 31, 2010 and 2009, outstanding borrowings under the facility totaled $296.3 million and $266.3 million, respectively, of which $50.0 million was part of the non-revolving fixed rate sub-limit. As of March 31, 2010, we were in compliance with all of the covenants of the agreement.
Contractual Obligations
     Our contractual obligations as of March 31, 2010 are as follows (amounts in thousands):

			Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$21,325	$3,994	$7,823	$6,015	$3,493
Line of Credit (1)	311,621	10,927	300,694	—	—
Long-term Debt	1,399	730	669	—	—
Purchase Commitments (2) (3)	188,734	165,669	15,465	7,600	—
Employment Agreements	10,775	7,408	2,764	603	—

Total	$533,854	$188,728	$327,415	$14,218	$3,493

(1)	To the extent that a balance is outstanding on our lines of credit, the revolving portion would be due in May, 2011 and the non-revolving fixed rate sub-limit portion would be due in May 2012. This amount also includes estimated interest and unused line fees due on the line of credit for both the fixed rate and variable rate components as well as interest due on our interest rate swap. This estimate also assumes that the balance on the line of credit remains constant from the March 31, 2010 balance of $296.3 million and the balance is paid in full at its respective maturity.

(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $157.6 million.

(3)	This amount includes $2.0 million of consideration to be paid relating to the acquisition of CCB as well as the maximum remaining purchase price of $22.8 million to be paid to acquire the noncontrolling interest of CCB.
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).
Recent Accounting Pronouncements
     In June 2009, the FASB issued guidance on accounting for transfers of financial assets to improve the reporting for the transfer of financial assets. The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We adopted this guidance during the first quarter of 2010 which no material impact on our consolidated financial statements.
     In June 2009, the FASB issued guidance on consolidation of variable interest entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We adopted this guidance during the first quarter of 2010 which no material impact on our consolidated financial statements.
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
     Management believes our critical accounting policies and estimates are those related to revenue recognition, valuation of acquired intangibles and goodwill and income taxes. Management believes these policies to be critical because they are both important to the portrayal of our financial condition and results, and because they require management to make judgments and estimates about matters that are inherently uncertain. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.
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
     We account for our investment in finance receivables under the guidance of ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (ASC 310-30). Under ASC 310-30 static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheet. Income on finance receivables is accrued quarterly based on each static pool’s effective IRR. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as finance receivable amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, we do not allow accretion in the first six to twelve months; accordingly, we utilize either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Additionally, we use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above.
     We establish valuation allowances for all acquired accounts subject to ASC 310-30 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At March 31, 2010, we had a $51,825,000 valuation allowance on our finance receivables.
     We implement the accounting for income recognized on finance receivables under ASC 310-30 as follows. We create each accounting pool using our projections of estimated cash flows and expected economic life. We then compute the effective yield that fully amortizes the pool to the end of its expected economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, we balance those results to the data contained in our proprietary models to ensure accuracy, then review each accounting pool watching for trends, actual performance versus projections and curve shape, sometimes re-forecasting future cash flows utilizing our statistical models. The review process is primarily performed by our finance staff; however, our operational and statistical staffs may also be involved depending upon actual cash flow results achieved. To the extent there is overperformance, we will either increase the yield or release the allowance and consider increasing future cash projections, if persuasive evidence indicates that the overperformance is considered to be a significant betterment. If the overperformance is considered more of an acceleration of cash flows (a timing difference), the Company will adjust future cash flows downward which effectively extends the amortization period, or take no action at all if the amortization period is reasonable and falls within the pools’ expected economic life. In either case, yield may or may not be increased due to the time value of money (accelerated cash collections). To the extent there is underperformance, we will book an allowance if the underperformance is significant and will also consider revising future cash flows based on current period information, or take no action if the pool’s amortization period is reasonable and falls within the currently projected economic life.
     We utilize the provisions ASC Topic 605-45, “Principal Agent Considerations” (“ASC 605-45”), to account for revenues from our fee for service subsidiaries. ASC 605-45 requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes an assessment of who retains inventory/credit risk, which controls vendor selection, who establishes pricing and who remains the primary obligor on the transaction. Each of these factors was considered to determine the correct method of recognizing revenue from our subsidiaries.
     Our skip tracing subsidiary utilizes both gross and net reporting under ASC 605-45. We generate revenue by working an account and successfully locating a customer for our client. An “investigative fee” is received for these services. In addition, we incur “agent expenses” where we hire a third-party collector to effectuate repossession. In many cases we have an arrangement with our client which allows us to bill the client for these fees. We have determined these fees to be gross revenue based on the criteria in ASC 605-45 and they are recorded as such in the line item “Fee income,” primarily because we are primarily liable to the third party collector. There is a corresponding expense in “Legal and agency fees and costs” for these pass-through items. We also incur fees to release liens on the repossessed collateral. These lien-release fees are netted in the line “Legal and agency fees and costs.”
     Our government processing and collection business’s primary source of income is derived from servicing taxing authorities in several different ways: processing all of their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings or fee for service transactions. When we conduct an audit, there are two components. The first is a charge for the hours incurred on conducting the audit. This charge is for hours worked. This charge is up-charged from the actual costs incurred. The gross billing is a component of the line item “Fee income” and the expense is included in the line item “Compensation and employee services.” The second item is for expenses incurred while conducting the audit. Most jurisdictions will reimburse us for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item “Fee income” and the expense component is included in its appropriate expense category, generally, “Other operating expenses.”
Valuation of Acquired Intangibles and Goodwill
     In accordance with ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”), we are required to perform a review of goodwill for impairment annually or earlier if indicators of potential impairment exist. The review of goodwill for potential impairment is highly subjective and requires that: (1) goodwill is allocated to various reporting units of our business to which it relates; and (2) we estimate the fair value of those reporting units to which the goodwill relates and then determine the book value of those reporting units. If the estimated fair value of reporting units with allocated goodwill is determined to be less than their book value, we are required to estimate the fair value of all identifiable assets and liabilities of those reporting units in a manner similar to a purchase price allocation for an acquired business. This requires independent valuation of certain unrecognized assets. Once this process is complete, the amount of goodwill impairment, if any, can be determined.
     We believe that, at March 31, 2010, there was no impairment of goodwill or other intangible assets. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill.
Income Taxes
     We follow the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. Accordingly, we record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740 the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The guidance also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Our exposure to market risk relates to interest rate risk with our variable rate credit line. The average borrowings on our variable rate credit line were $259.7 million and $219.7 million for the three months ended March 31, 2010 and 2009, respectively. Assuming a 200 basis point increase in interest rates, interest expense would have increased by $1.3 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 and 2009, we had $246.3 million and $216.3 million, respectively, of variable rate debt outstanding on our credit line. We do not have any other variable rate debt outstanding at March 31, 2010. Significant increases in future interest rates on the variable rate credit line could lead to a material decrease in future earnings assuming all other factors remained constant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
     We are from time to time subject to routine legal claims and proceedings, most of which are incidental to the ordinary course of our business. We initiate lawsuits against consumers and are occasionally countersued by them in such actions. Also, consumers, either individually, as a member of a class action, or through a governmental entity on behalf of consumers, may initiate litigation against us, in which they allege that we have violated a state or federal law in the process of collecting on an account. From time to time, other types of lawsuits are brought against us. While it is not expected that these or any other legal proceedings or claims in which we are involved will, either individually or in the aggregate, have a material adverse impact on our results of operations, liquidity or our financial condition, the matter described below falls outside of the normal parameters of the our routine legal proceedings.
     We are currently a defendant in two separate purported class action counterclaims entitled: (1) PRA v. Barkwell, 4:09-cv-00113-CDL, which was originally filed in the Superior Court of Muscogee County, Georgia and subsequently removed to the United States District Court for the Middle District of Georgia; and (2) PRA v. Freeman, 10-CVD-1003, filed in the District Court for Wake County, North Carolina. The counterclaims allege that in pursuing arbitration claims against Barkwell, Freeman and other consumer debtors, pursuant to the terms and conditions of their respective cardholder agreements, we breached a duty of good faith and fair dealing and made negligent misrepresentations concerning our “arbitration practices.” The plaintiffs are seeking, among other things, to vacate the arbitration awards that we have obtained before the National Arbitration Forum and have us disgorge the amounts collected with respect to such awards. It is not possible at this time to accurately estimate the possible loss, if any. We believe we have meritorious defenses to the allegations made in these counterclaims and intend to defend ourselves vigorously against them.
     We are currently a defendant in a purported enforcement action brought by the Attorney General for the State of Missouri that is currently pending in the Circuit Court for St. Louis, Missouri. The action seeks relief for Missouri consumers that have allegedly been injured as a result of certain of our collection practices. It is not possible at this time to estimate the possible loss, if any. We have vehemently denied any wrongdoing with respect to the allegations in the complaint and believe we have meritorious defenses to each allegation in the complaint.
Item 1A.  Risk Factors
     An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our 2009 Annual Report on Form 10-K filed on February 16, 2010, together with all other information included or incorporated in our reports filed with the SEC. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Other Information
None.

Item 5.	Exhibits
31.1	Section 302 Certifications of Chief Executive Officer.

31.2	Section 302 Certifications of Chief Financial Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)
Date: May 10, 2010	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 10, 2010	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)