Form 10-Q
period 2010-06-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2010-08-09
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.

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
YES ☐   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2010

Common Stock, $0.01 par value	17,056,625

PORTFOLIO RECOVERY ASSOCIATES, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009
(unaudited)
(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
Assets

Cash and cash equivalents	$18,250	$20,265
Finance receivables, net	775,606	693,462
Accounts receivable, net	8,159	9,169
Income taxes receivable	1,877	4,460
Property and equipment, net	23,230	21,864
Goodwill	61,665	29,299
Intangible assets, net	21,425	10,756
Other assets	4,809	5,158

Total assets	$915,021	$794,433

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$5,445	$4,108
Accrued expenses and other liabilities	6,227	4,506
Accrued payroll and bonuses	9,124	11,633
Deferred tax liability	139,111	117,206
Line of credit	289,500	319,300
Long-term debt	1,167	1,499
Derivative instrument	640	701

Total liabilities	451,214	458,953

Commitments and contingencies (Note 14)

Redeemable noncontrolling interest	15,080	—

Stockholders’ equity:
Portfolio Recovery Associates, Inc. stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000, 17,049 issued and outstanding shares at June 30, 2010, and 15,596 issued and 15,514 outstanding shares at December 31, 2009	170	155
Additional paid-in capital	161,267	82,400
Retained earnings	287,681	253,353
Accumulated other comprehensive loss, net of taxes	(391)	(428)

Total stockholders’ equity	448,727	335,480

Total liabilities and stockholders’ equity	$915,021	$794,433

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the three and six months ended June 30, 2010 and 2009
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Income recognized on finance receivables, net	$76,920	$54,038	$144,871	$105,314
Fee income	16,109	17,069	31,536	33,996

Total revenues	93,029	71,107	176,407	139,310

Operating expenses:
Compensation and employee services	30,872	26,434	60,513	53,097
Legal and agency fees and costs	13,488	11,047	26,826	23,164
Outside fees and services	3,155	2,459	5,984	4,570
Communications	4,102	4,213	9,160	7,685
Rent and occupancy	1,297	1,163	2,549	2,245
Depreciation and amortization	3,206	2,330	5,756	4,605
Other operating expenses	2,580	2,236	4,854	4,224

Total operating expenses	58,700	49,882	115,642	99,590

Income from operations	34,329	21,225	60,765	39,720

Other income and (expense):
Interest income	—	—	35	3
Interest expense	(2,177)	(1,949)	(4,357)	(3,928)

Income before income taxes	32,152	19,276	56,443	35,795

Provision for income taxes	12,474	7,554	21,960	14,001

Net income	$19,678	$11,722	$34,483	$21,794

Less net income attributable to redeemable noncontrolling interest	(150)	—	(155)	—

Net income attributable to Portfolio Recovery Associates, Inc.	$19,528	$11,722	$34,328	$21,794

Net income per common share attributable to Portfolio Recovery Associates, Inc:
Basic	$1.15	$0.76	$2.07	$1.42
Diluted	$1.14	$0.76	$2.06	$1.42
Weighted average number of shares outstanding:
Basic	16,970	15,377	16,581	15,355
Diluted	17,080	15,415	16,641	15,391
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
For the six months ended June 30, 2010
(unaudited)
(Amounts in thousands)

	Portfolio Recovery Associates, Inc. Stockholders’ Equity
		Additional		Accumulated Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Loss, Net of Taxes	Equity
Balance at December 31, 2009	$155	$82,400	$253,353	$(428)	$335,480

Net income	—	—	34,328	—	34,328
Net unrealized change in:
Interest rate swap derivative, net of tax	—	—	—	37	37

Comprehensive income					34,365

Vesting of nonvested shares	1	56	—	—	57
Proceeds from stock offering, net of offering costs	14	71,674	—	—	71,688
Amortization of share-based compensation	—	2,074	—	—	2,074
Income tax benefit from share-based compensation	—	113	—	—	113
Issuance of common stock for acquisition	—	4,950	—	—	4,950

Balance at June 30, 2010	$170	$161,267	$287,681	$(391)	$448,727

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2010 and 2009
(unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$34,483	$21,794
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	2,074	2,652
Depreciation and amortization	5,756	4,605
Deferred tax expense	21,881	14,015
Changes in operating assets and liabilities:
Other assets	351	(741)
Accounts receivable	1,010	963
Accounts payable	1,337	(157)
Income taxes	2,583	(626)
Accrued expenses	325	(687)
Accrued payroll and bonuses	(2,509)	(2,067)

Net cash provided by operating activities	67,291	39,751

Cash flows from investing activities:
Purchases of property and equipment	(4,784)	(1,497)
Acquisition of finance receivables, net of buybacks	(184,874)	(135,798)
Collections applied to principal on finance receivables	102,730	75,036
Business acquisitions, net of cash acquired	(23,000)	—
Contingent payments made for business acquisition	(104)	(100)

Net cash used in investing activities	(110,032)	(62,359)

Cash flows from financing activities:
Proceeds from exercise of options	57	725
Income tax benefit from share-based compensation	113	324
Payment of liability-classified contingent consideration	(1,000)	—
Proceeds from line of credit	99,000	51,000
Principal payments on line of credit	(128,800)	(29,500)
Proceeds from stock offering, net of offering costs	71,688	—
Proceeds from long-term debt	—	2,036
Principal payments on long-term debt	(332)	(212)
Principal payments on capital lease obligations	—	(5)

Net cash provided by financing activities	40,726	24,368

Net (decrease)/increase in cash and cash equivalents	(2,015)	1,760

Cash and cash equivalents, beginning of period	20,265	13,901

Cash and cash equivalents, end of period	$18,250	$15,661

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,318	$4,069
Cash paid for income taxes	73	321

Noncash investing and financing activities:
Net unrealized change in fair value of derivative instrument	$61	$(304)
Common stock issued for acquisition	4,950	1,170
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Business:
     Portfolio Recovery Associates, LLC (“PRA”) was formed on March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA Inc completed its initial public offering (“IPO”) of common stock. In connection with the IPO, all of the membership units and warrants of PRA were exchanged on a one to one basis for shares of a single class of common stock of PRA Inc and warrants to purchase shares of PRA Inc common stock, respectively. PRA Inc owns all outstanding membership units of PRA, PRA Holding I, LLC (“PRA Holding I”), PRA Holding II, LLC (“PRA Holding II”), PRA Holding III, LLC (“PRA Holding III”), PRA Receivables Management, LLC (formerly d/b/a Anchor Receivables Management) (“Anchor”), PRA Location Services, LLC (d/b/a IGS Nevada) (“IGS”), PRA Government Services, LLC (d/b/a RDS) (“RDS”) and MuniServices, LLC (d/b/a PRA Government Services) (“MuniServices”). On March 15, 2010, PRA Inc acquired 62% of the membership units of Claims Compensation Bureau, LLC (“CCB”). The business of PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) revolves around the detection, collection, and processing of both unpaid and normal-course receivables originally owed to credit grantors, governments, retailers and others. The Company’s primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. These accounts are purchased from sellers of finance receivables and collected by a highly skilled staff whose purpose is to locate and contact customers and arrange payment or resolution of their debts. The Company, through its Litigation Department, collects accounts judicially, either by using its own attorneys, or by contracting with independent attorneys throughout the country through whom the Company takes legal action to satisfy consumer debts. The Company also services receivables on behalf of clients on either a commission or transaction-fee basis. Clients include entities in the financial services, auto, retail, utility, health care and government sectors. Services provided to these clients include obtaining location information for clients in support of their collection activities (known as skip tracing), and the management of both delinquent and non-delinquent receivables for government entities. In addition, through its newly acquired CCB subsidiary, the Company provides class action claims settlement recovery services and related payment processing to its corporate clients.
     The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I, PRA Holding II, PRA Holding III, Anchor, IGS, RDS, MuniServices and CCB. Under the guidance of ASC Topic 280 “Segment Reporting” (“ASC 280”), the Company has determined that it has several operating segments that meet the aggregation criteria of ASC 280, and therefore, it has one reportable segment, receivables management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of June 30 2010, its consolidated income statements for the three and six months ended June 30, 2010 and 2009, its consolidated statement of changes in stockholders’ equity and comprehensive income for the six months ended June 30, 2010, and its consolidated statements of cash flows for the six months ended June 30, 2010 and 2009. The consolidated income statement of the Company for the six months ended June 30, 2010 may not be indicative of future results. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2009.
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
     The Company accounts for its investment in finance receivables under the guidance of FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Under ASC 310-30, static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows, based on the Company’s estimates derived from its proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30, utilizing the interest method, initially freezes the yield estimated when the accounts are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the yield over a portfolio’s remaining life. Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheet. Income on finance receivables is accrued quarterly based on each static pool’s effective yield. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as finance receivable amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. The Company generally does not allow accretion in the first six to twelve months; accordingly, the Company utilizes either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These cost recovery pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At June 30, 2010 and December 31, 2009, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $2.1 million and $2.9 million, respectively.
     The Company establishes valuation allowances for all acquired accounts subject to ASC 310-30 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At June 30, 2010 and December 31, 2009, the Company had an allowance against its finance receivables of $64,445,000 and $51,255,000, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company implements the accounting for income recognized on finance receivables under ASC 310-30 as follows. The Company creates each accounting pool using its projections of estimated cash flows and expected economic life. The Company then computes the effective yield that fully amortizes the pool to the end of its expected economic life based on the current projections of estimated cash flows using the interest method. As actual cash flow results are recorded, the Company balances those results to the data contained in its proprietary models to ensure accuracy, then reviews each accounting pool watching for trends, actual performance versus projections and curve shape, sometimes re-forecasting future cash flows utilizing the Company’s statistical models. The review process is primarily performed by the Company’s finance staff; however, the Company’s operational and statistical staffs may also be involved depending upon actual cash flow results achieved. To the extent there is overperformance, the Company will either increase the yield or release the allowance and consider increasing future cash projections, if persuasive evidence indicates that the overperformance is considered to be a significant betterment. If the overperformance is considered more of an acceleration of cash flows (a timing difference), the Company will adjust estimated future cash flows downward which effectively extends the amortization period, or take no action at all if the amortization period is reasonable and falls within the pool’s expected economic life. In either case, yield may or may not be increased due to the time value of money (accelerated cash collections). To the extent there is underperformance, the Company will record an allowance if the underperformance is significant and will also consider revising estimated future cash flows based on current period information, or take no action if the pool’s amortization period is reasonable and falls within the currently projected economic life.
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at June 30, 2010 and 2009 was $3,161,505 and $3,312,951, respectively. During the three and six months ended June 30, 2010, the Company capitalized $285,210 and $446,831, respectively, of these direct acquisition fees. During the three and six months ended June 30, 2009 the Company capitalized $485,508 and $649,714, respectively, of these direct acquisition fees. During the three and six months ended June 30, 2010, the Company amortized $246,305 and $517,252, respectively, of these direct acquisition fees. During the three and six months ended June 30, 2009 the Company amortized $203,289 and $415,323, respectively, of these direct acquisition fees.
     The agreements to purchase the aforementioned receivables include general representations and warranties from the sellers covering account holder death or bankruptcy and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days. Any funds received from the seller of finance receivables as a return of purchase price are referred to as buybacks. Buyback funds are applied against the finance receivable balance received and are not included in the Company’s cash collections from operations. In some cases, the seller will replace the returned accounts with new accounts in lieu of returning the purchase price. In that case, the old account is removed from the pool and the new account is added.
     Changes in finance receivables, net for the three and six months ended June 30, 2010 and 2009 are as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Balance at beginning of period	$742,484	$576,600	$693,462	$563,830
Acquisitions of finance receivables, net of buybacks	84,608	84,433	184,874	135,798
Cash collections	(128,406)	(90,479)	(247,601)	(180,350)
Income recognized on finance receivables, net	76,920	54,038	144,871	105,314

Cash collections applied to principal	(51,486)	(36,441)	(102,730)	(75,036)

Balance at end of period	$775,606	$624,592	$775,606	$624,592

     At the time of acquisition, the life of each pool is generally estimated to be between 84 to 96 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. As of June 30, 2010, the Company had $775.6 million in net finance receivables. Based upon current projections, cash collections applied to principal are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

June 30, 2011	$168,367
June 30, 2012	188,304
June 30, 2013	191,834
June 30, 2014	149,028
June 30, 2015	63,583
June 30, 2016	13,367
June 30, 2017	1,123

$775,606

     During the three and six months ended June 30, 2010, the Company purchased approximately $1.67 billion and $3.56 billion, respectively, in face value of charged-off consumer receivables. During the three and six months ended June 30, 2009, the Company purchased approximately $3.38 billion and $4.35 billion, respectively, in face value of charged-off consumer receivables. At June 30, 2010, the estimated remaining collections (“ERC”) on the receivables purchased in the three and six months ended June 30, 2010 were $183.6 million and $384.7 million, respectively. At June 30, 2010, ERC on the receivables purchased in the three and six months ended June 30, 2009 were $162.4 million and $248.7 million, respectively.
     Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of June 30, 2010 and 2009. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three and six months ended June 30, 2010 and 2009 were as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Balance at beginning of period	$793,645	$549,826	$721,984	$551,735
Income recognized on finance receivables, net	(76,920)	(54,038)	(144,871)	(105,314)
Additions	105,365	129,658	227,875	196,836
Reclassifications from/(to) nonaccretable difference	13,813	(12,054)	30,915	(29,865)

Balance at end of period	$835,903	$613,392	$835,903	$613,392

     The Company maintains a valuation allowance on pools that had underperformed the Company’s most recent expectations during the three and six months ended June 30, 2010 and 2009. The following is a summary of activity, including allowance charges recorded, within the Company’s valuation allowance account (amounts in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Balance at beginning of period	$58,125	$29,840	$51,255	$23,620
Allowance charges recorded	6,425	4,465	13,300	10,910
Reversal of previously recorded allowance charges	(105)	(545)	(110)	(770)
Net allowance charge	6,320	3,920	13,190	10,140

Balance at end of period	$64,445	$33,760	$64,445	$33,760

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Accounts Receivable, net:
     Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, the current receivables aging, and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The balance of the allowance for doubtful accounts at June 30, 2010 and December 31, 2009 was $3.2 million and $2.9 million, respectively. The Company does not have any off balance sheet credit exposure related to its customers.
4. Line of Credit:
     On November 29, 2005, the Company entered into a Loan and Security Agreement for a revolving line of credit. The agreement has been amended six times to add additional lenders and ultimately increase the total availability of credit under the line to $365 million. The agreement is a line of credit in an amount equal to the lesser of $365 million or 30% of the Company’s ERC of all its eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40%, which was 1.75% at June 30, 2010. Of the $365 million facility, $50 million was locked in as an interest only term loan at a rate of 6.80% and expires on May 4, 2012. The remaining $315 million expires on May 2, 2011. The Company also pays an unused line fee equal to three-tenths of one percent, or 30 basis points, on any unused portion of the line of credit. The loan is collateralized by substantially all the tangible and intangible assets of the Company. The agreement provides as follows:
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
     As of June 30, 2010 and 2009, outstanding borrowings under the facility totaled $289.5 million and $289.8 million, respectively, of which $50.0 million was part of the non-revolving fixed rate sub-limit. As of June 30, 2010, the Company is in compliance with all of the covenants of the agreement.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     On December 16, 2008, the Company entered into an interest rate forward rate swap transaction (the “Swap”) with J.P. Morgan Chase Bank, National Association pursuant to an ISDA Master Agreement which contains customary representations, warranties and covenants. The Swap has an effective date of January 1, 2010, with a notional amount of $50.0 million. Under the Swap, the Company receives a floating interest rate based on 1-month LIBOR Market Index Rate and pays a fixed interest rate of 1.89% through maturity of the Swap on May 1, 2011. Notwithstanding the terms of the Swap, the Company is ultimately obligated for all amounts due and payable under the credit facility.
     The Company’s financial derivative instrument is designated and qualifies as a cash flow hedge, and the effective portion of the gain or loss on such hedge is reported as a component of other comprehensive income/(loss) in the consolidated financial statements. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in other income (expense). The hedge was considered effective for the twelve months ended December 31, 2009 and for the six months ended June 30, 2010. Therefore, no amount has been recorded in the consolidated income statements related to the hedge’s ineffectiveness during 2009 or the six months ended June 30, 2010. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated, as well as throughout the hedging period.
     The following table sets forth the fair value amounts of the derivative instrument held by the Company as of the dates indicated (amounts in thousands):

	June 30, 2010		December 31, 2009
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
Derivative designated as a hedging instrument under ASC 815:
Interest rate swap contract	$—	$640	$—	$701

Total derivative	$—	$640	$—	$701

     Liability derivatives are recorded in the liability section of the accompanying consolidated balance sheets.
     The following table sets forth the (loss) recorded in Accumulated Other Comprehensive Loss (“AOCL”), net of tax, for the three and six months ended June 30, 2010, for derivatives held by the Company as well as any loss reclassified from AOCL into expense (amounts in thousands):

	For the three months ended June 30,
	2010
	Amount of Loss
	Recognized in Other	Location of Loss	Amount of Loss
	Comprehensive Loss	Reclassified from	Reclassified from
	on Derivative	AOCL into Expense	AOCL into Expense
	(Effective Portion)	(Effective Portion)	(Effective Portion)
Derivative designated as hedging instruments under ASC 815:

Interest rate swap contract	$(171)	interest expense	$(200)

Total derivative	$(171)		$(200)

	For the six months ended June 30,
	2010
	Amount of Loss
	Recognized in Other	Location of Loss	Amount of Loss
	Comprehensive Loss	Reclassified from	Reclassified from
	on Derivative	AOCL into Expense	AOCL into Expense
	(Effective Portion)	(Effective Portion)	(Effective Portion)
Derivative designated as hedging instruments under ASC 815:

Interest rate swap contract	$(444)	interest expense	$(407)

Total derivative	$(444)		$(407)

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Amounts in accumulated other comprehensive loss will be reclassified into earnings under certain situations; for example, if the occurrence of the transaction is no longer probable or no longer qualifies for hedge accounting. The Company expects to reclassify approximately $640,000 currently included in accumulated other comprehensive loss, net of taxes into interest expense within the next 12 months.
6. Long-Term Debt:
     On February 6, 2009, the Company entered into a commercial loan agreement to finance computer software and equipment purchases in the amount of $2,036,114. The loan, which matures on February 28, 2012, is collateralized by the related computer software and equipment, has a three year loan term with a fixed rate of 4.78% and provides for monthly installment payments, including interest, of $60,823 beginning on March 31, 2009.
7. Property and Equipment, net:
     Property and equipment, at cost, consist of the following as of the dates indicated (amounts in thousands):

	June 30,	December 31,
	2010	2009
Software	$19,117	$16,542
Computer equipment	9,559	8,869
Furniture and fixtures	5,938	5,624
Equipment	7,182	6,040
Leasehold improvements	3,372	3,277
Building and improvements	6,045	6,045
Land	992	992
Accumulated depreciation and amortization	(28,975)	(25,525)

Property and equipment, net	$23,230	$21,864

     Depreciation and amortization expense, relating to property and equipment, for the three and six months ended June 30, 2010 was $1,787,866 and $3,500,170, respectively. Depreciation and amortization expense, relating to property and equipment, for the three and six months ended June 30, 2009 was $1,662,113 and $3,268,776, respectively.
     The Company, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of June 30, 2010, the Company has incurred and capitalized $3,666,978 of these direct payroll costs and external direct costs related to software developed for internal use. Of these costs, $908,962 is for projects that are in the development stage and, therefore are a component of Other Assets. Once the projects are completed, the costs will be transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense for the three and six months ended June 30, 2010 was $103,297 and $162,829, respectively. Amortization expense for the three and six months ended June 30, 2009 was $22,136 and $44,272, respectively. The remaining unamortized costs relating to internally developed software at June 30, 2010 and 2009 were $2,356,568 and $288,447, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Business Acquisitions:
     On March 15, 2010, the Company acquired 62% of the membership units of CCB. The remaining 38% of the membership units were acquired by Claims Compensation Bureau, Inc., CCB’s predecessor. Claims Compensation Bureau, Inc. was founded in 1996 and is a leading provider of class action claims settlement recovery services and related payment processing to corporate clients. CCB’s process allows clients to maximize settlement recoveries, in many cases participating in settlements they would otherwise not know existed. The company charges fees for its services and works with clients to identify, prepare and submit claims to class action administrators charged with dispersing class action settlement funds. In connection with the acquisition, the president and founder of CCB, as well as another member of its senior management, entered into long-term employment agreements with the Company. The consolidated income statement for the six months ended June 30, 2010 includes the results of operations of CCB from March 15, 2010 through June 30, 2010.
     The Company’s initial investment for the 62% ownership of CCB was paid for with $23.0 million in cash plus $2.0 million in deferred payments which are expected to be paid during 2010 if certain events occur. Of the $2.0 million, $1.0 million was paid in the second quarter of 2010 and the remaining $1.0 million is expected to be paid by December 31, 2010. The remaining deferred payment is included in the accrued expenses and other liabilities account on the consolidated balance sheet as of June 30, 2010. As part of the agreement, the Company has the right through February 28, 2015 to purchase the remaining 38% of CCB at certain multiples of EBITDA. In addition, beginning March 1, 2012 and ending February 28, 2018, the noncontrolling interest can require the Company to purchase its units at pre-defined multiples of EBITDA. Any future acquisitions by the Company of the noncontrolling interest will be accounted for as an equity transaction.
     The Company accounted for this purchase in accordance with ASC Topic 805, “Business Combinations”. Under this guidance, an entity is required to recognize the assets acquired, liabilities assumed, any noncontrolling interest in the acquiree, and the consideration given at their fair value on the acquisition date. The following table summarizes the fair value of the consideration given for CCB, as well as the fair value of the assets acquired, liabilities assumed, and the noncontrolling interest in the acquiree as of the March 15, 2010 acquisition date (amounts in thousands):

Purchase price consideration given:
Cash	$23,000
Contingent consideration arrangement	2,000

Fair value of total consideration given	$25,000

     Recognized amounts of identifiable assets acquired and liabilities assumed are as follows (amounts in thousands):

Contractual relationships	$12,000
Tradenames	400
Non-compete agreements	500
Cash	500
Software	67
Other assets	2

Total identifiable net assets acquired	13,469
Goodwill	26,854

Estimated fair value of acquired business	40,323
Redeemable noncontrolling interest in CCB	15,323

Purchase price consideration given	$25,000

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The estimated fair value of the noncontrolling interest in CCB was determined as the percentage of the noncontrolling interest multiplied by the fair value of all assets which were derived from the acquisition of CCB on March 15, 2010.
     At the time of the filing of the Company’s first quarter Form 10-Q, the Company was evaluating the purchase price allocations and, accordingly, the valuation had not been completed. The valuation was completed during the second quarter of 2010, and the Company has adjusted the allocations relative to the fair value of the assets acquired in its consolidated financial statements as of June 30, 2010. The adjustment resulted in a reclassification of $7.2 million from Intangible assets, net to Goodwill.
     On June 11, 2010, the Company’s wholly-owned subsidiary, RDS, acquired substantially all the assets of Tax Return, Inc. for $500,000. The purchase price was allocated to a non-competition agreement, fixed assets and goodwill, all of which are included as assets of RDS. There is no contingent consideration associated with this acquisition.
     The acquisition of CCB levers the Company’s competency in payment and administrative processing, while broadening its scope of services. The acquisition of Tax Return, Inc. further expands the audit expertise and capacity of the Company’s government services business.
9. Redeemable Noncontrolling Interest:
     In accordance with ASC 810, the Company has consolidated all financial statement accounts of CCB in its consolidated balance sheet as of June 30, 2010 and its consolidated income statement for the three and six months ended June 30, 2010. The redeemable noncontrolling interest amount is separately stated on the consolidated balance sheet and represents the 38% interest in CCB not controlled by the Company. In addition, net income attributable to the noncontrolling interest is stated separately in the consolidated income statement for the three and six months ended June 30, 2010.
     In the second quarter of 2010, the Company applied the provisions of FASB ASC Topic 480-10-S99 ”Distinguishing Liabilities from Equity” (“ASC 480-10-S99”) which provides guidance on the accounting for equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The noncontrolling interest “put” arrangement is accounted for under ASC 480-10-S99, as redemption under the “put” arrangement is outside the control of the Company. As such, the redeemable noncontrolling interest is recorded outside of “permanent” equity. The Company measures the redeemable noncontrolling interest at the greater of its ASC 480-10-S99 measurement amount (estimated redemption value of the “put” option embedded in the noncontrolling interest) or its measurement amount under the guidance of ASC 810. The ASC 810 measurement amount includes adjustments for the noncontrolling interest’s pro-rata share of earnings, losses and distributions. The Company used a present value calculation to estimate the redemption value of the “put” option as of the reporting date. If material, the Company adjusts the numerator of earnings per share calculations for the current period change in the excess of the noncontrolling interest’s ASC 480-10-S99 measurement amount over the greater of its ASC 810 measurement amount or the estimated fair value of the noncontrolling interest. At March 31, 2010, the Company recorded the redeemable noncontrolling interest of $15.3 million within Total Stockholders’ Equity on the Consolidated Balance Sheet (“permanent equity”). As of June 30, 2010, the Company corrected this by presenting the redeemable noncontrolling interest amount outside of permanent equity, in accordance with ASC 480-10-S99. The Company determined this correction to be immaterial and, therefore, did not restate its prior period consolidated financial statements as of and for the three months ended March 31, 2010. Although the noncontrolling interest was redeemable by the Company as of the reporting date, it was not yet redeemable by the holder of the “put” option. The estimated redemption value of the noncontrolling interest, as if it were currently redeemable by the holder of the put option under the terms of the put arrangement, was $22,800,000 as of June 30, 2010.
     The following table represents the changes in the redeemable noncontrolling interest for the period from March 15, 2010 to June 30, 2010 (amounts in thousands):

Acquisition date fair value of redeemable noncontrolling interest	$15,323
Net income attributable to redeemable noncontrolling interest	155
Distributions	(398)

Redeemable noncontrolling interest at June 30, 2010	$15,080

10. Goodwill and Intangible Assets, net:
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Acquisition Date	Customer Relationships	Non-Compete Agreements	Trademarks
IGS	October 1, 2004	7 years	3 years (1)	—
RDS (2)	July 29, 2005	10 years	3 years (1)	—
The Palmer Group (2)	July 25, 2007	2.4 years	—	—
MuniServices (2)	July 1, 2008	11 years	3 years	14 years
BPA (2)	August 1, 2008	10 years	2.4 years	—
CCB	March 15, 2010	4-7 years	3 years	14 years
Tax Return, Inc. (2)	June 11, 2010	—	3.5 years	—

(1)	These intangible assets are fully amortized with no expense recognized in the current period.

(2)	Operates as part of the Company’s government services group.
     The combined original weighted average amortization period is 8.1 years. The Company reviews these assets at least annually for impairment. Total amortization expense was $1,418,211 and $2,256,275 for the three and six months ended June 30, 2010, respectively. Total amortization expense was $668,277 and $1,336,554 for the three and six months ended June 30, 2009, respectively. In addition, goodwill, pursuant to ASC 350, is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2009, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2009, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through June 30, 2010 that would indicate a triggering event and thereby necessitate an impairment charge to goodwill or the other intangible assets. The Company will undergo its next annual goodwill review during the fourth quarter of 2010. At June 30, 2010 and December 31, 2009, the carrying value of goodwill was $61.7 million and $29.3 million, respectively. The $32.4 million increase in the carrying value of goodwill during the six months ended June 30, 2010 mainly relates to the purchase of CCB on March 15, 2010 (see Note 8) and additional contingent purchase price of $5.0 million paid in stock relating to the achievement of the earn-out provisions of the MuniServices acquisition.
11. Share-Based Compensation:
     The Company has a stock option and nonvested share plan. The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 (the “Amended Plan”) to enable the Company to issue nonvested shares of stock to its employees and directors. The Amended Plan was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. On March 19, 2010 the Company adopted a 2010 Stock Plan, which was approved by its shareholders at the 2010 Annual Meeting. The 2010 Stock Plan is a further amendment to the Amended Plan, and contains, among other things, specific performance metrics with respect to performance-based stock awards. Up to 2,000,000 shares of common stock may be issued under the Amended Plan. The Amended Plan expires November 7, 2012.
     The Company follows the provisions of FASB ASC Topic 718 “Compensation-Stock Compensation” (“ASC 718”). As of June 30, 2010, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program (“LTI”)) is estimated to be $3.9 million with a weighted average remaining life of 2.4 years (not including nonvested shares granted under the LTI Programs). As of June 30, 2010, there are no future compensation costs related to stock options and the remaining vested stock options have a weighted average remaining life of 0.5 years. Based upon historical data, the Company used an annual forfeiture rate of 14% for stock options and 15-40% for nonvested shares for most of the employee grants. Grants made to key employee hires and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group.
     Total share-based compensation expense was $1,194,006 and $2,073,886 for the three and six months ended June 30, 2010, respectively. Total share-based compensation expense was $653,728 and $2,651,706 for the three and six months ended June 30, 2009, respectively. The Company, in conjunction with the renewal of employment agreements with its Named Executive Officers and other senior executives, awarded nonvested shares which vested

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
on January 1, 2009. As a result of the vesting of these shares, the Company recorded stock-based compensation expense in connection with these shares in the amount of approximately $1.4 million during the first quarter of 2009. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of ASC 718 (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was $343,799 and $467,586 for the three and six months ended June 30, 2010, respectively. The total tax benefit realized from share-based compensation was $558,726 and $1,192,079 for the three and six months ended June 30, 2009, respectively.
Stock Options
     All options issued under the Amended Plan vest ratably over five years. Granted options expire seven years from the applicable grant date. All outstanding stock options expire on January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. At June 30, 2010, 895,000 options have been granted under the Amended Plan, of which 118,955 have been cancelled. There were no antidilutive options outstanding for the three and six months ended June 30, 2010 and 2009, respectively.
     The Company granted no options during the three and six months ended June 30, 2010 and 2009. All of the stock options which have been granted under the Amended Plan were granted to employees of the Company except for 40,000 which were granted to non-employee directors. The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was approximately $76,640. The total intrinsic value of options exercised during the three and six months ended June 30, 2009 was approximately $1,062,000 and $1,107,000, respectively.
     The following summarizes all option related transactions from December 31, 2008 through June 30, 2010 (amounts in thousands, except per share amounts):

	Options	Weighted-Average	Weighted-Average
	Outstanding	Exercise Price Per Share	Fair Value Per Share
December 31, 2008	123	$17.24	$3.21
Exercised	(116)	16.51	3.24

December 31, 2009	7	29.41	2.70
Exercised	(2)	28.45	2.92

June 30, 2010	5	$29.79	$2.62

     The following information is as of June 30, 2010 (amounts in thousands, except per share amounts):

	Options Outstanding					Options Exercisable
			Weighted-Average			Weighted-
Exercise	Number	Average Remaining	Exercise Price Per	Aggregate	Number	Average Exercise	Aggregate
Price	Outstanding	Contractual Life	Share	Intrinsic Value	Exercisable	Price Per Share	Intrinsic Value
$29.79	5	0.5	29.79	185	5	29.79	185

Total as of June 30, 2010	5	0.5	$29.79	$185	5	$29.79	$185

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
     The following summarizes all nonvested share transactions (excluding shares granted under the LTI Programs) from December 31, 2008 through June 30, 2010 (amounts in thousands, except per share amounts):

	Nonvested Shares	Weighted-Average
	Outstanding	Price at Grant Date

December 31, 2008	98	$41.60
Granted	70	34.22
Vested	(82)	36.62
Cancelled	(5)	42.20

December 31, 2009	81	40.24
Granted	52	51.46
Vested	(22)	41.10
Cancelled	(5)	39.01

June 30, 2010	106	$45.60

     The total grant date fair value of shares vested during the three and six months ended June 30, 2010 was $566,754 and $890,322, respectively. The total grant date fair value of shares vested during the three and six months ended June 30, 2009 was $464,690 and $2,094,180, respectively.
Long-Term Incentive Programs
     Pursuant to the Amended Plan, on March 30, 2007, January 4, 2008, January 20, 2009 and January 14, 2010, the Compensation Committee approved the grant of 96,550, 80,000, 108,720 and 53,656 performance-based nonvested shares, respectively. All shares granted under the LTI Programs were granted to key employees of the Company. For both the 2007 and 2008 grants, no estimated compensation costs have been accrued or recognized because the achievements of the performance targets of the programs were either not met or deemed unlikely to be achieved. The 2009 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon diluted earnings per share (“EPS”) totals for 2009, the return on owners’ equity for the three year period beginning on January 1, 2009 and ending December 31, 2011, and the relative total shareholder return as compared to a peer group for the same three year period. The number of shares vested can double if the financial goals are exceeded and no shares will vest if the financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2009. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. The EPS component of the 2009 plan was not achieved and therefore no compensation expense was recognized during 2009 or the three and six months ended June 30, 2010. The 2010 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon diluted EPS totals for 2010, the return on owners’ equity for the three year period beginning on January 1, 2010 and ending December 31, 2012, and the relative total shareholder return as compared to a peer group for the same three year period. The number of shares vested can double if the financial goals are exceeded and no shares will vest if the financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2010. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. At June 30, 2010, total future compensation costs related to nonvested share awards granted

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
under the 2009 and 2010 LTI Programs are estimated to be approximately $4.0 million. The Company assumed a 7.5% forfeiture rate for this grant and the remaining shares have a weighted average life of 1.92 years at June 30, 2010.
12. Income Taxes:
     The Company follows the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There were no unrecognized tax benefits at both June 30, 2010 and 2009.
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
     At June 30, 2010, the tax years subject to examination by the major taxing jurisdictions, including the Internal Revenue Service, are 2003 and 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination period for the 2005, 2006 and 2007 tax years were extended through December 31, 2011.
     ASC 740 requires the recognition of interest, if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. Penalties and interest may be classified as either penalties and interest expense or income tax expense. Management has elected to classify accrued penalties and interest as income tax expense. No interest or penalties were accrued or reversed in the first three or six months of 2009 or 2010.
13.	Earnings per Share:
     Basic EPS are computed by dividing net income available to common shareholders of PRA Inc by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three and six months ended June 30, 2010 and 2009 (amounts in thousands, except per share amounts):

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	For the three months ended June 30,
	Net Income	2010		Net Income	2009
	attributable to Portfolio	Weighted Average		attributable to Portfolio	Weighted Average
	Recovery Associates, Inc.	Common Shares	EPS	Recovery Associates, Inc.	Common Shares	EPS

Basic EPS	$19,528	16,970	$1.15	$11,722	15,377	$0.76
Dilutive effect of stock options and nonvested share awards		110			38

Diluted EPS	$19,528	17,080	$1.14	$11,722	15,415	$0.76

	For the six months ended June 30,
	Net Income	2010		Net Income	2009
	attributable to Portfolio	Weighted Average		attributable to Portfolio	Weighted Average
	Recovery Associates, Inc.	Common Shares	EPS	Recovery Associates, Inc.	Common Shares	EPS

Basic EPS	$34,328	16,581	$2.07	$21,794	15,355	$1.42
Dilutive effect of stock options and nonvested share awards		60			36

Diluted EPS	$34,328	16,641	$2.06	$21,794	15,391	$1.42

     There were no antidilutive options outstanding for the three and six months ended June 30, 2010 and 2009.
14. Commitments and Contingencies:
Employment Agreements:
     The Company has employment agreements with all of its executive officers and with several members of its senior management group, most of which expire on December 31, 2011. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Future compensation under these agreements is approximately $11.3 million. The agreements also contain confidentiality and non-compete provisions.
Leases:
     The Company is party to various operating and capital leases with respect to its facilities and equipment. For further discussion of these leases please refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2009.
Forward Flow Agreements:
     The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at June 30, 2010 is approximately $167.7 million.
Business Acquisition:
     In connection with the Company’s acquisition of 62% of the membership units of CCB on March 15, 2010, the Company acquired the right to purchase the remaining 38% of the membership units of CCB not held by the Company at a predetermined price within the next five years. Also, Claims Compensation Bureau, Inc., the holder of such remaining 38% interest in CCB can require the Company to purchase its interest during the period beginning on March 1, 2012 and ending on February 28, 2018. While the actual amount or timing of any future payment is unknown at this time, the maximum amount of consideration to be paid for such 38% interest is $22.8 million. In addition, the Company expects to pay the remaining $1.0 million deferred portion of the acquisition date consideration for its 62% interest in CCB by December 31, 2010, upon the expected occurrence of certain events.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     PRA is currently a defendant in two separate purported class action counterclaims entitled: (1) PRA v. Barkwell, 4:09-cv-00113-CDL, which was filed in the Superior Court of Muscogee County, Georgia on or about July 27, 2009; and (2) PRA v. Freeman, 10-CVD-1003, filed in the District Court for Wake County, North Carolina on or about March 26, 2010. The counterclaims allege that in pursuing arbitration claims against Barkwell, Freeman and other consumer debtors, pursuant to the terms and conditions of their respective cardholder agreements, PRA breached a duty of good faith and fair dealing and made negligent misrepresentations concerning its “arbitration practices.” The plaintiffs are seeking, among other things, to vacate the arbitration awards that PRA has obtained before the National Arbitration Forum and have PRA disgorge the amounts collected with respect to such awards. It is not possible at this time to accurately estimate the possible loss, if any. PRA believes it has meritorious defenses to the allegations made in these counterclaims and intends to defend itself vigorously against them.
     As previously disclosed, PRA was a defendant in a purported enforcement action brought by the Attorney General for the State of Missouri. The action, filed in August 2009, sought relief for Missouri consumers that had allegedly been injured as a result of certain alleged collection practices of PRA. PRA denied any wrongdoing with respect to the allegations in the complaint and on June 25, 2010, the Missouri Circuit Court dismissed the matter in its entirety. On July 26, 2010, the Missouri Attorney General filed a notice of appeal.
15. Estimated Fair Value of Financial Instruments:
     The accompanying consolidated financial statements include various estimated fair value information as of June 30, 2010 and December 31, 2009, as required by FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.
     Cash and cash equivalents: The carrying amount approximates fair value.
     Finance receivables, net: The Company records purchased receivables at cost, which represents a significant discount from the contractual receivable balances due. The cost of the receivables is reduced as cash is received based upon the guidance of ASC 310-30. The carrying amount of finance receivables, net, as of June 30, 2010 was approximately $776 million. Based upon the fact that there are no quoted prices in active markets or other observable market data, the Company used unobservable inputs (“level three inputs”) for computation of the fair value of finance receivables, net. The Company computed the estimated fair value of these receivables using proprietary pricing models that the Company utilizes to make portfolio purchase decisions. As of June 30, 2010, using the aforementioned methodology, the Company computed the approximate fair value of its finance receivables, net to be $994 million.
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
     Derivative instrument: The interest rate swap is recorded at estimated fair value, which is determined using pricing models developed based on the LIBOR swap rate and other observable market data (“level two inputs”), adjusted for nonperformance risk of both the counterparty and the Company.
16. Recent Accounting Pronouncements:
     In June 2009, the FASB issued guidance on accounting for transfers of financial assets to improve the reporting for the transfer of financial assets. The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company adopted the guidance during the first quarter of 2010, which had no material impact on its consolidated financial statements.
     In June 2009, the FASB issued guidance on consolidation of variable interest entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company adopted the guidance during the first quarter of 2010, which had no material impact on its consolidated financial statements.
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures” (Topic 820): “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which clarifies and expands disclosure requirements related to fair value measurements. Disclosures are required for significant transfers between levels in the fair value hierarchy. Activity in Level 3 fair value measurements is to be presented on a gross, rather than net, basis. The update clarifies how the appropriate level of disaggregation should be determined and emphasizes that information sufficient to permit reconciliation between fair value measurements and line items on the financial statements should be provided. The update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the expanded disclosures related to activity in Level 3 fair value measurements which are effective one year later. The Company adopted ASU 2010-06 during the first quarter of 2010, which had no material effect on its consolidated financial statements.
     In April 2010, the FASB issued ASU No. 2010-18, “Receivables” (Topic 310): “Effect of a Loan Modification When the Loan Is Part of a Pool that is Accounted for as a Single Asset” (‘ASU 2010-18”), which clarifies the accounting for acquired loans that have evidence of a deterioration in credit quality since origination (referred to as “Subtopic 310-30 Loans”). Under ASU 2010-18, an entity may not apply troubled debt restructuring (“TDR”) accounting guidance to individual Subtopic 310-30 loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses, or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Subtopic 310-30 loans that are accounted for individually would continue to be subject to TDR accounting guidance. A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of ASU 2010-18. ASU 2010-18 is effective for interim or annual periods ending on or after July 15, 2010. The adoption of ASU 2010-18 is not expected to have a material effect on its consolidated financial statements.
     In July, 2010, the FASB issued ASU No. 2010-20, “Receivables” (Topic 310) “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 is not expected to have a material effect on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:
     This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:
•	changes in the economic or inflationary environment which have an adverse effect on the ability of consumers to pay their debts or on the stability of the financial system as a whole;

•	our ability to purchase defaulted consumer receivables at appropriate prices;

•	changes in the business practices of credit originators in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

•	our ability to retain, renegotiate or replace our existing credit facility;

•	risks relating to the performance of our computer and telecommunications systems and our ability to successfully anticipate, manage or adopt technological advances within our industry;

•	changes in government regulations that affect our ability to collect sufficient amounts on our acquired or serviced receivables;

•	changes in or interpretation of tax laws;

•	deterioration in economic conditions in the United States that may have an adverse effect on our collections, results of operations, revenue and stock price;

•	changes in bankruptcy or collection agency laws that could negatively affect our business;

•	our ability to employ and retain qualified employees, especially collection and information technology personnel;

•	our work force could become unionized in the future, which could adversely affect the stability of our production and increase our costs;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

•	the degree and nature of our competition;

•	our ability to comply with the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder;

•	our ability to retain existing clients and obtain new clients for our fee-for-service businesses;

•	the sufficiency of our funds generated from operations, existing cash and available borrowings to finance our current operations; and

•	the risk factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).
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
Results of Operations
     Our business revolves around the detection, collection and processing of both unpaid and normal-course receivables originally owed to credit grantors, governments, retailers and others. The results of operations include the financial results of Portfolio Recovery Associates, Inc. and all of our subsidiaries, all of which are in the receivables management business. Under the guidance of the FASB ASC Topic 280 “Segment Reporting” (“ASC 280”), we have determined that we have several operating segments that meet the aggregation criteria of ASC 280, and therefore, we have one reportable segment, receivables management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.
     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues:
Income recognized on finance receivables, net	82.7%	76.0%	82.1%	75.6%
Fee income	17.3%	24.0%	17.9%	24.4%

Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	33.2%	37.2%	34.3%	38.1%
Legal and agency fees and costs	14.5%	15.5%	15.2%	16.6%
Outside fees and services	3.4%	3.5%	3.4%	3.3%
Communications	4.4%	5.9%	5.2%	5.5%
Rent and occupancy	1.4%	1.6%	1.4%	1.6%
Depreciation and amortization	3.4%	3.3%	3.3%	3.4%
Other operating expenses	2.8%	3.1%	2.8%	3.0%

Total operating expenses	63.1%	70.1%	65.6%	71.5%

Income from operations	36.9%	29.9%	34.4%	28.5%
Other income and (expense):
Interest income	0.0%	0.1%	0.0%	0.1%
Interest expense	(2.3%)	(2.7%)	(2.5%)	(2.8%)

Income before income taxes	34.6%	27.3%	31.9%	25.8%
Provision for income taxes	13.4%	10.6%	12.4%	10.1%

Net income	21.2%	16.7%	19.5%	15.7%

Less net income attributable to redeemable noncontrolling interest	(0.2%)	0.0%	(0.1%)	0.0%

Net income attributable to Portfolio Recovery Associates, Inc.	21.0%	16.7%	19.4%	15.7%

     We use the following terminology throughout our reports: “Cash Receipts” refers to collections on our owned portfolios together with fee income. “Cash Collections” refers to collections on our owned portfolios only, exclusive of fee income. “Fee Income” refers to revenues generated from our contingent fee and fee-for-service subsidiaries.

Three Months Ended June 30, 2010 Compared To Three Months Ended June 30, 2009
Revenues
     Total revenues were $93.0 million for the three months ended June 30, 2010, an increase of $21.9 million or 30.8% compared to total revenues of $71.1 million for the three months ended June 30, 2009.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $76.9 million for the three months ended June 30, 2010, an increase of $22.9 million or 42.4% compared to income recognized on finance receivables, net of $54.0 million for the three months ended June 30, 2009. The increase was primarily due to an increase in our cash collections on our owned defaulted consumer receivables to $128.4 million for the three months ended June 30, 2010 compared to $90.5 million for the three months ended June 30 2009, an increase of $37.9 million or 41.9%. During the three months ended June 30, 2010, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $1.67 billion at a cost of $86.8 million. During the three months ended June 30, 2009, we acquired defaulted consumer receivable portfolios with an aggregate face value of $3.39 billion at a cost of $84.7 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended June 30, 2010, we recorded net allowance charges of $6.3 million. For the three months ended June 30, 2009, we recorded net allowance charges of $3.9 million. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables would include: overall market pricing for pools of consumer receivables (which is driven by both supply and demand), new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff.
Fee Income
     Fee income was $16.1 million for the three months ended June 30, 2010, a decrease of $1.0 million or 5.8% compared to fee income of $17.1 million for the three months ended June 30, 2009. Fee income decreased as a result of a decrease in revenue generated by our government services businesses, partially offset by the acquisition of CCB on March 15, 2010, which provides class action claims settlement recovery services as well as an increase in revenue generated by our IGS fee-for-service business as compared to the prior year period.
Operating Expenses
     Total operating expenses were $58.7 million for the three months ended June 30, 2010, an increase of $8.8 million or 17.6% compared to total operating expenses of $49.9 million for the three months ended June 30, 2009. Total operating expenses, including compensation and employee services expenses, were 40.6% of cash receipts for the three months ended June 30, 2010 compared to 46.4% for the same period in 2009.

Compensation and Employee Services
     Compensation and employee services expenses were $30.9 million for the three months ended June 30, 2010, an increase of $4.5 million or 17.0% compared to compensation and employee services expenses of $26.4 million for the three months ended June 30, 2009. This increase is mainly due to an overall increase in our owned portfolio collection staff as well as the hiring of non-collection personnel mainly due to the expansion of our information technology department. Compensation and employee services expenses increased as total employees grew 13.4% to 2,377 as of June 30, 2010 from 2,096 as of June 30, 2009. Compensation and employee services expenses as a percentage of cash receipts decreased to 21.4% for the three months ended June 30, 2010 from 24.6% of cash receipts for the same period in 2009.
Legal and Agency Fees and Costs
     Legal and agency fees and costs expenses were $13.5 million for the three months ended June 30, 2010, an increase of $2.5 million or 22.7% compared to legal and agency fees and costs of $11.0 million for the three months ended June 30, 2009. Of the $2.5 million increase, $3.0 million was attributable to an increase in legal fees and costs incurred resulting from accounts referred to both our in-house attorneys and outside independent contingent fee attorneys. This was offset by a $0.5 million decrease mainly attributable to a decrease in agency fees incurred by our IGS subsidiary. Total outside legal expenses paid to independent contingent fee attorneys for the three months ended June 30, 2010 were 47.8% of legal cash collections generated by independent contingent fee attorneys compared to 38.3% for the three months ended June 30, 2009. Outside legal fees and costs paid to independent contingent fee attorneys increased from $6.3 million for the three months ended June 30, 2009 to $9.0 million, an increase of $2.7 million or 42.9%, for the three months ended June 30, 2010. Additionally, as disclosed previously, we also effectuate legal collections using our own in-house attorneys. Total legal expenses incurred by our in-house attorneys for the three months ended June 30, 2010 were 13.86% of legal cash collections generated by our in-house attorneys compared to 28.2% for the three months ended June 30, 2009. Legal fees and costs incurred by our in-house attorneys increased from $1.2 million for the three months ended June 30, 2009 to $1.6 million for the three months ended June 30, 2010, an increase of $0.4 million or 33.3%.
Outside Fees and Services
     Outside fees and services expenses were $3.2 million for the three months ended June 30, 2010, an increase of $0.7 million or 28.0% compared to outside fees and services expenses of $2.5 million for the three months ended June 30, 2009. The $0.7 million increase was attributable to an increase in other outside fees and services and corporate legal expense.
Communications
     Communications expenses were $4.1 million for the three months ended June 30, 2010, a decrease of $0.1 million or 2.4% compared to communications expenses of $4.2 million for the three months ended June 30, 2009.
Rent and Occupancy
     Rent and occupancy expenses were $1.3 million for the three months ended June 30, 2010, an increase of $0.1 million or 8.3% compared to rent and occupancy expenses of $1.2 million for the three months ended June 30, 2009. The increase was primarily due to relocation of our IGS business to another location, the expansion of our Hampton, VA call center, the acquisition of CCB and increased utility charges.
Depreciation and Amortization
     Depreciation and amortization expenses were $3.2 million for the three months ended June 30, 2010, an increase of $0.9 million or 39.1% compared to depreciation and amortization expenses of $2.3 million for the three months ended June 30, 2009. The increase is mainly due to additional amortization expense incurred relating to the intangible assets of our newly acquired CCB subsidiary as well as continued capital expenditures on equipment, software, and computers related to our growth and systems upgrades.

Other Operating Expenses
     Other operating expenses were $2.6 million for the three months ended June 30, 2010, an increase of $0.4 million or 18.2% compared to other operating expenses of $2.2 million for the three months ended June 30, 2009. The increase was mainly due to increases in various expenses when compared to the prior year period. No individual item represents a significant portion of the overall increase.
Interest Income
     Interest income was $0 for both the three months ended June 30, 2010 and 2009.
Interest Expense
     Interest expense was $2.2 million for the three months ended June 30, 2010, a increase of $0.3 million compared to interest expense of $1.9 million for the three months ended June 30, 2009. The increase was mainly due to an increase in our average borrowings under our revolving credit facility for the three months ended June 30, 2010 compared to the same period in 2009 as well as the interest expense paid during 2010 relating to the interest rate swap, offset by a decrease in our weighted average interest rate which decreased to 2.44% for the three months ended June 30, 2010 as compared to 2.70% for the three months ended June 30, 2009.
Provision for Income Taxes
     Income tax expense was $12.5 million for the three months ended June 30, 2010, an increase of $4.9 million or 64.5% compared to income tax expense of $7.6 million for the three months ended June 30, 2009. The increase is mainly due to an increase of 66.8% in income before taxes for the three months ended June 30, 2010 when compared to the same period in 2009. This was offset by a slight decrease in the effective tax rate of 38.8% for the three months ended June 30, 2010 compared to 39.2% for the same period in 2009.
Six Months Ended June 30, 2010 Compared To Six Months Ended June 30, 2009
Revenues
     Total revenues were $176.4 million for the six months ended June 30, 2010, an increase of $37.1 million or 26.6% compared to total revenues of $139.3 million for the six months ended June 30, 2009.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $144.9 million for the six months ended June 30, 2010, an increase of $39.6 million or 37.6% compared to income recognized on finance receivables, net of $105.3 million for the six months ended June 30, 2009. The increase was primarily due to an increase in our cash collections on our owned defaulted consumer receivables to $247.6 million for the six months ended June 30, 2010 compared to $180.4 million for the six months June 30, 2009, an increase of $67.2 million or 37.3%. During the six months ended June 30, 2010, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $3.56 billion at a cost of $189.4 million. During the six months ended June 30, 2009, we acquired defaulted consumer receivable portfolios with an aggregate face value of $4.35 billion at a cost of $137.1 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the six months ended June 30, 2010, we recorded net allowance charges of $13.2 million. For the six months ended June 30, 2009, we recorded net allowance charges of $10.1 million. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables would include: overall market pricing for pools of consumer receivables (which is driven by both supply and demand), new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and, consequentially, the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff.
Fee Income
     Fee income was $31.5 million for the six months ended June 30, 2010, a decrease of $2.5 million or 7.4% compared to fee income of $34.0 million for the six months ended June 30, 2009. Fee income decreased as a result of a decrease in revenue generated by our IGS fee-for-service business and our government services businesses, partially offset by an increase in revenue generated as compared to the prior year period as a result of the acquisition of CCB on March 15, 2010, which provides class action claims settlement recovery services.
Operating Expenses
     Total operating expenses were $115.6 million for the six months ended June 30, 2010, an increase of $16.0 million or 16.1% compared to total operating expenses of $99.6 million for the six months ended June 30, 2009. Total operating expenses, including compensation and employee services expenses, were 41.4% of cash receipts for the six months ended June 30, 2010 compared to 46.5% for the same period in 2009.
Compensation and Employee Services
     Compensation and employee services expenses were $60.5 million for the six months ended June 30, 2010, an increase of $7.4 million or 13.9% compared to compensation and employee services expenses of $53.1 million for the six months ended June 30, 2009. This increase is mainly due to an overall increase in our owned portfolio collection staff as well as the hiring of non-collection personnel mainly due to the expansion of our information technology department. Compensation and employee services expenses increased as total employees grew 13.4% to 2,377 as of June 30, 2010 from 2,096 as of June 30, 2009. Compensation and employee services expenses as a percentage of cash receipts decreased to 21.7% for the six months ended June 30, 2010 from 24.8% of cash receipts for the same period in 2009.
Legal and Agency Fees and Costs
     Legal and agency fees and costs expenses were $26.8 million for the six months ended June 30, 2010, an increase of $3.6 million or 15.5% compared to legal and agency fees and costs of $23.2 million for the six months ended June 30, 2009. Of the $3.6 million increase, $5.1 million was attributable to an increase in legal fees and costs incurred resulting from accounts referred to both our in-house attorneys and outside independent contingent fee attorneys. This was offset by a $1.5 million decrease mainly attributable to a decrease in agency fees incurred by our IGS subsidiary. Total outside legal expenses paid to independent contingent fee attorneys for the six months ended June 30, 2010 were 48.0% of legal cash collections generated by independent contingent fee attorneys compared to 38.0% for the six months ended June 30, 2009. Outside legal fees and costs paid to independent contingent fee attorneys increased from $13.0 million for the six months ended June 30, 2009 to $17.8 million for the six months ended June 30, 2010, an increase of $4.8 million or 36.9%. Additionally, as disclosed previously, we also effectuate legal collections using our own in-house attorneys. Total legal expenses incurred by our in-house attorneys for the six months ended June 30, 2010 were 11.1% of legal cash collections generated by our in-house attorneys compared to 27.5% for the six months ended June 30, 2009. Legal fees and costs incurred by our in-house attorneys increased from $2.1 million for the six months ended June 30, 2009 to $2.5 million for the six months ended June 30, 2010, an increase of $0.4 million or 19.0%.

Outside Fees and Services
     Outside fees and services expenses were $6.0 million for the six months ended June 30, 2010, an increase of $1.4 million or 30.4% compared to outside fees and services expenses of $4.6 million for the six months ended June 30, 2009. The $1.4 million increase was attributable to an increase in other outside fees and services and corporate legal expense.
Communications
     Communications expenses were $9.2 million for the six months ended June 30, 2010, an increase of $1.5 million or 19.5% compared to communications expenses of $7.7 million for the six months ended June 30, 2009. The increase was mainly due to a growth in mailings due to an increase in special letter campaigns which increased by $1.4 million for the six months ended June 30, 2010 when compared to the year ago period.
Rent and Occupancy
     Rent and occupancy expenses were $2.5 million for the six months ended June 30, 2010, an increase of $0.3 million or 13.6% compared to rent and occupancy expenses of $2.2 million for the six months ended June 30, 2009. The increase was primarily due to relocation of our IGS business to another location, the expansion of our Hampton, VA call center, the acquisition of CCB and increased utility charges.
Depreciation and Amortization
     Depreciation and amortization expenses were $5.8 million for the six months ended June 30, 2010, an increase of $1.2 million or 26.1% compared to depreciation and amortization expenses of $4.6 million for the six months ended June 30, 2009. The increase is mainly due to additional amortization expense incurred relating to the intangible assets of our newly acquired CCB subsidiary as well as continued capital expenditures on equipment, software, and computers related to our growth and systems upgrades.
Other Operating Expenses
     Other operating expenses were $4.9 million for the six months ended June 30, 2010, an increase of $0.7 million or 16.7% compared to other operating expenses of $4.2 million for the six months ended June 30, 2009. The increase was mainly due to increases in various expenses when compared to the prior year period. No individual item represents a significant portion of the overall increase.
Interest Income
     Interest income was $35,000 for the six months ended June 30, 2010, an increase of $32,000 compared to interest income of $3,000 for the six months ended June 30, 2009. This increase is the result of interest earned and a refund received on the overpayment of federal income taxes.
Interest Expense
     Interest expense was $4.4 million for the six months ended June 30, 2010, an increase of $0.5 million compared to interest expense of $3.9 million for the six months ended June 30, 2009. The increase was mainly due to an increase in our average borrowings under our revolving credit facility for the six months ended June 30, 2010 compared to the same period in 2009 as well as the interest expense paid during 2010 relating to the interest rate swap, offset by a decrease in our weighted average interest rate which decreased to 2.40% for the six months ended June 30, 2010 as compared to 2.74% for the six months ended June 30, 2009.
Provision for Income Taxes
     Income tax expense was $22.0 million for the six months ended June 30, 2010, an increase of $8.0 million or 57.1% compared to income tax expense of $14.0 million for the six months ended June 30, 2009. The increase is mainly due to an increase of 57.7% in income before taxes for the six months ended June 30, 2010 when compared to the same period in 2009. This was offset by a slight decrease in the effective tax rate of 38.9% for the six months ended June 30, 2010 compared to 39.1% for the same period in 2009.

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
     The purchase price multiples for 2005 through 2008 described in the table below are lower than historical multiples in previous years. This trend is primarily, but not entirely related to pricing competition. When competition increases, and or supply decreases so that pricing becomes negatively impacted on a relative basis (total lifetime collections in relation to purchase price), yields tend to trend lower. This was the situation during 2005-2007 and this situation also extended into 2008 to the extent that deals purchased in 2008 were part of forward flow agreements priced in earlier periods.
     Additionally however, the way we initially book newly acquired pools of accounts and how we forecast future estimated collections for any given portfolio of accounts has evolved over the years due to a number of factors including the current economic situation. Since our revenue recognition under ASC 310-30 is driven by both the ultimate magnitude of estimated lifetime collections as well as the timing of those collections, we have progressed towards booking new portfolio purchases using a higher confidence level for both estimated collection amounts and pace. Subsequent to the initial booking, as we gain collection experience and comfort with a pool of accounts, we continuously update ERC as time goes on. Since our inception, these processes have tended to cause the ratio of collections, including ERC, to purchase price multiple for any given year of buying to gradually increase over time. As a result, our estimate of lifetime collections to purchase price has shown relatively steady increases as pools have aged. Thus, all factors being equal in terms of pricing, one would naturally tend to see a higher collection to purchase price ratio from a pool of accounts that were six years from purchase than say a pool that was just two years from purchase.
     To the extent that lower purchase price multiples are the ultimate result of more competitive pricing and lower yields, this will generally lead to higher amortization rates (payments applied to principal as a percentage of cash collections), lower operating margins and ultimately lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to expand. It is important to consider, however, that to the extent we can improve our collection operations by extracting additional cash from a discreet quantity and quality of accounts, and/or by extracting cash at a lower cost structure, we can put upward pressure on the collection to purchase price ratio and also on our operating margins. During 2008 and continuing through all of 2009, we made significant enhancements in our analytical abilities, management personnel and automated dialing capabilities, all with the intent to collect more cash at lower cost.
Entire Portfolio ($ in thousands)

			Unamortized		Percentage of	Percentage of Reserve	Actual Cash
			Purchase Price	Life to Date	Reserve	Allowance to Unamortized	Collections	Estimated	Total Estimated
Purchase	Purchase	Total Estimated	Balance at	Reserve	Allowance to	Purchase Price and	Including Cash	Remaining	Collections to
Period	Price(1)	Collections (2)	June 30, 2010 (3)	Allowance (4)	Purchase Price (5)	Reserve Allowance (6)	Sales	Collections (7)	Purchase Price (8)
1996	$3,080	$10,063	$0	$0	0%	0%	$10,005	$58	327%
1997	$7,685	$25,206	$0	$0	0%	0%	$25,016	$190	328%
1998	$11,089	$36,882	$0	$0	0%	0%	$36,425	$457	333%
1999	$18,898	$68,002	$0	$0	0%	0%	$66,648	$1,354	360%
2000	$25,020	$112,872	$0	$0	0%	0%	$109,524	$3,348	451%
2001	$33,481	$167,936	$0	$0	0%	0%	$164,614	$3,322	502%
2002	$42,325	$185,865	$0	$0	0%	0%	$181,405	$4,460	439%
2003	$61,448	$246,521	$0	$0	0%	0%	$238,678	$7,843	401%
2004	$59,177	$182,631	$534	$1,305	2%	71%	$174,080	$8,551	309%
2005	$143,172	$312,170	$27,246	$14,335	10%	34%	$260,126	$52,044	218%
2006	$107,714	$220,067	$33,030	$15,645	15%	32%	$158,747	$61,320	204%
2007	$258,306	$508,710	$123,845	$14,415	6%	10%	$296,515	$212,195	197%
2008	$275,173	$538,998	$176,809	$18,745	7%	10%	$221,988	$317,010	196%
2009	$282,381	$698,905	$230,682	$0	0%	0%	$144,207	$554,698	248%
YTD 2010	$188,402	$403,544	$183,460	$0	0%	0%	$18,885	$384,659	214%

Total	$1,517,351	$3,718,372	$775,606	$64,445	4%	8%	$2,106,863	$1,611,509	245%

Purchased Bankruptcy Portfolio ($ in thousands)

			Unamortized		Percentage of	Percentage of Reserve	Actual Cash
			Purchase Price	Life to Date	Reserve	Allowance to Unamortized	Collections	Estimated	Total Estimated
Purchase	Purchase	Total Estimated	Balance at	Reserve	Allowance to	Purchase Price and	Including Cash	Remaining	Collections to
Period	Price(1)	Collections (2)	June 30, 2010 (3)	Allowance (4)	Purchase Price (5)	Reserve Allowance (6)	Sales	Collections (7)	Purchase Price (8)
1996-2003	$0	$0	$0	$0	0%	0%	$0	$0	0%
2004	$7,469	$14,092	$7	$1,285	17%	99%	$14,064	$28	189%
2005	$29,302	$43,028	$569	$890	3%	61%	$42,277	$751	147%
2006	$17,643	$29,393	$279	$1,530	9%	85%	$27,585	$1,808	167%
2007	$78,933	$113,219	$36,110	$1,310	2%	4%	$68,485	$44,734	143%
2008	$108,610	$183,569	$77,555	$0	0%	0%	$68,915	$114,654	169%
2009	$156,377	$354,836	$141,780	$0	0%	0%	$52,137	$302,699	227%
YTD 2010	$114,778	$225,538	$114,265	$0	0%	0%	$7,847	$217,691	196%

Total	$513,112	$963,675	$370,565	$5,015	1%	1%	$281,310	$682,365	188%

Entire Portfolio Less Purchased Bankruptcy Portfolio ($ in thousands)

			Unamortized		Percentage of	Percentage of Reserve	Actual Cash
			Purchase Price	Life to Date	Reserve	Allowance to Unamortized	Collections	Estimated	Total Estimated
Purchase	Purchase	Total Estimated	Balance at	Reserve	Allowance to	Purchase Price and	Including Cash	Remaining	Collections to
Period	Price(1)	Collections (2)	June 30, 2010 (3)	Allowance (4)	Purchase Price (5)	Reserve Allowance (6)	Sales	Collections (7)	Purchase Price (8)
1996	$3,080	$10,063	$0	$0	0%	0%	$10,005	$58	327%
1997	$7,685	$25,206	$0	$0	0%	0%	$25,016	$190	328%
1998	$11,089	$36,882	$0	$0	0%	0%	$36,425	$457	333%
1999	$18,898	$68,002	$0	$0	0%	0%	$66,648	$1,354	360%
2000	$25,020	$112,872	$0	$0	0%	0%	$109,524	$3,348	451%
2001	$33,481	$167,936	$0	$0	0%	0%	$164,614	$3,322	502%
2002	$42,325	$185,865	$0	$0	0%	0%	$181,405	$4,460	439%
2003	$61,448	$246,521	$0	$0	0%	0%	$238,678	$7,843	401%
2004	$51,708	$168,539	$527	$20	0%	4%	$160,016	$8,523	326%
2005	$113,870	$269,142	$26,677	$13,445	12%	34%	$217,849	$51,293	236%
2006	$90,071	$190,674	$32,751	$14,115	16%	30%	$131,162	$59,512	212%
2007	$179,373	$395,491	$87,735	$13,105	7%	13%	$228,030	$167,461	220%
2008	$166,563	$355,429	$99,254	$18,745	11%	16%	$153,073	$202,356	213%
2009	$126,004	$344,069	$88,902	$0	0%	0%	$92,070	$251,999	273%
YTD 2010	$73,624	$178,006	$69,195	$0	0%	0%	$11,038	$166,968	242%

Total	$1,004,239	$2,754,697	$405,041	$59,430	6%	13%	$1,825,553	$929,144	274%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(3)	Unamortized purchase price balance refers to the purchase price less finance receivable amortization over the life of the portfolio.

(4)	Life to date reserve allowance refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals.

(5)	Percentage of reserve allowance to purchase price refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals, divided by the purchase price.

(6)	Percentage of reserve allowance to unamortized purchase price and reserve allowance refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals, divided by the sum of the unamortized purchase price and the life to date reserve allowance.

(7)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(8)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

     The following table shows our net valuation allowances booked since we began accounting for our investment in finance receivables under the guidance of ASC 310-30.

($ in thousands)

Allowance	Purchase Period
Period (1)	1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009-2010	Total

Q1 05	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Q2 05	—	—	—	—	—	—	—	—	—	—	—
Q3 05	—	—	—	—	—	—	—	—	—	—	—
Q4 05	—	200	—	—	—	—	—	—	—	—	200
Q1 06	—	—	—	—	—	175	—	—	—	—	175
Q2 06	—	75	—	—	—	125	—	—	—	—	200
Q3 06	—	200	—	—	—	75	—	—	—	—	275
Q4 06	—	—	—	—	—	450	—	—	—	—	450
Q1 07	—	(245)	—	—	—	610	—	—	—	—	365
Q2 07	—	70	—	20	—	—	—	—	—	—	90
Q3 07	—	50	—	150	320	660	—	—	—	—	1,180
Q4 07	—	—	—	190	150	615	340	—	—	—	1,295
Q1 08	—	—	—	120	650	910	1,105	—	—	—	2,785
Q2 08	—	(140)	—	400	720	—	2,330	650	—	—	3,960
Q3 08	—	(30)	—	(60)	60	325	1,135	2,350	—	—	3,780
Q4 08	—	(75)	—	(325)	(140)	1,805	2,600	4,380	620	—	8,865
Q1 09	—	(105)	—	(120)	35	1,150	910	2,300	2,050	—	6,220
Q2 09	—	—	—	(230)	(220)	495	765	685	2,425	—	3,920
Q3 09	—	—	—	(25)	(190)	1,170	1,965	340	4,750	—	8,010
Q4 09	—	—	—	(120)	—	1,375	1,220	110	6,900	—	9,485
Q1 10	—	—	—	—	—	2,795	1,175	2,900	—	—	6,870
Q2 10	—	—	—	—	(80)	1,600	2,100	700	2,000	—	6,320

Total	$—	$—	$—	$—	$1,305	$14,335	$15,645	$14,415	$18,745	$—	$64,445

Portfolio Purchases, net	$65,772	$33,481	$42,325	$61,448	$59,177	$143,172	$107,714	$258,306	$275,173	$470,783	$1,517,351

(1)	Allowance period represents the quarter in which we recorded valuation allowances, net of any (reversals).
     The following graph shows the purchase price of our owned portfolios by year and includes the year to date acquisition amount for the six months ended June 30, 2010. The purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts.

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
     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates our ability to realize significant multi-year cash collection streams on our owned pools:
Cash Collections By Year, By Year of Purchase — Entire Portfolio

($ in thousands)

Purchase	Purchase	Cash Collection Period
Period	Price	1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	YTD 2010	Total

1996	$3,080	$7,295	$730	$496	$398	$285	$210	$237	$102	$83	$78	$30	$9,944
1997	7,685	15,138	2,630	1,829	1,324	1,022	860	597	437	346	215	110	$24,508
1998	11,089	16,981	5,152	3,948	2,797	2,200	1,811	1,415	882	616	397	199	$36,398
1999	18,898	18,207	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	1,328	622	$65,956
2000	25,020	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	3,198	1,471	$109,062
2001	33,481	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	5,299	2,363	$159,123
2002	42,325	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	3,351	$181,393
2003	61,448	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	5,648	$238,678
2004	59,177	—	—	—	—	18,019	46,475	40,424	30,750	19,339	13,677	5,396	$174,080
2005	143,172	—	—	—	—	—	18,968	75,145	69,862	49,576	33,366	13,209	$260,126
2006	107,714	—	—	—	—	—	—	22,971	53,192	40,560	29,749	12,275	$158,747
2007	258,306	—	—	—	—	—	—	—	42,263	115,011	94,805	44,436	$296,515
2008	275,173	—	—	—	—	—	—	—	—	61,277	107,974	52,737	$221,988
2009	282,381	—	—	—	—	—	—	—	—	—	57,338	86,869	$144,207
YTD 2010	188,402	—	—	—	—	—	—	—	—	—	—	18,885	$18,885

Total	$1,517,351	$64,515	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$262,166	$326,699	$368,003	$247,601	$2,099,610

Cash Collections By Year, By Year of Purchase – Purchased Bankruptcy only Portfolio

($ in thousands)

Purchase	Purchase	Cash Collection Period
Period	Price	1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	YTD 2010	Total

2004	7,469	—	—	—	—	743	4,554	3,956	2,777	1,455	496	83	$14,064
2005	29,302	—	—	—	—	—	3,777	15,500	11,934	6,845	3,318	903	$42,277
2006	17,643	—	—	—	—	—	—	5,608	9,455	6,522	4,398	1,602	$27,585
2007	78,933	—	—	—	—	—	—	—	2,850	27,972	25,630	12,033	$68,485
2008	108,610	—	—	—	—	—	—	—	—	14,024	35,894	18,997	$68,915
2009	156,377	—	—	—	—	—	—	—	—	—	16,635	35,502	$52,137
YTD 2010	114,778	—	—	—	—	—	—	—	—	—	—	7,847	$7,847

Total	$513,112	$—	$—	$—	$—	$743	$8,331	$25,064	$27,016	$56,818	$86,371	$76,967	$281,310

Cash Collections By Year, By Year of Purchase — Entire Portfolio less Purchased Bankruptcy Portfolio

($ in thousands)

Purchase	Purchase	Cash Collection Period
Period	Price	1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	YTD 2010	Total

1996	$3,080	$7,295	$730	$496	$398	$285	$210	$237	$102	$83	$78	$30	$9,944
1997	7,685	15,138	2,630	1,829	1,324	1,022	860	597	437	346	215	110	$24,508
1998	11,089	16,981	5,152	3,948	2,797	2,200	1,811	1,415	882	616	397	199	$36,398
1999	18,898	18,207	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	1,328	622	$65,956
2000	25,020	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	3,198	1,471	$109,062
2001	33,481	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	5,299	2,363	$159,123
2002	42,325	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	3,351	$181,393
2003	61,448	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	5,648	$238,678
2004	51,708	—	—	—	—	17,276	41,921	36,468	27,973	17,884	13,181	5,313	$160,016
2005	113,870	—	—	—	—	—	15,191	59,645	57,928	42,731	30,048	12,306	$217,849
2006	90,071	—	—	—	—	—	—	17,363	43,737	34,038	25,351	10,673	$131,162
2007	179,373	—	—	—	—	—	—	—	39,413	87,039	69,175	32,403	$228,030
2008	166,563	—	—	—	—	—	—	—	—	47,253	72,080	33,740	$153,073
2009	126,004	—	—	—	—	—	—	—	—	—	40,703	51,367	$92,070
YTD 2010	73,624	—	—	—	—	—	—	—	—	—	—	11,038	$11,038

Total	$1,004,239	$64,515	$53,148	$79,253	$117,052	$152,661	$183,045	$211,329	$235,150	$269,881	$281,632	$170,634	$1,818,300

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
Number of Collectors by Tenure

	One year + (1)
	2005	2006	2007	2008	2009	2010

Q1	319	331	340	314	488	690
Q2	319	342	360	348	587	711
Q3	324	324	397	410	604	—
Q4	327	340	327	452	638	—

	Less than one year (2)
	2005	2006	2007	2008	2009	2010

Q1	345	360	435	688	621	686
Q2	330	372	481	744	612	681
Q3	268	402	475	631	585	—
Q4	364	375	553	739	676	—

	Total (2)
	2005	2006	2007	2008	2009	2010

Q1	664	691	775	1,002	1,109	1,376
Q2	649	714	841	1,092	1,199	1,392
Q3	592	726	872	1,041	1,189	—
Q4	691	715	880	1,191	1,314	—

(1)	Calculated based on actual employees (collectors) with one year of service or more.

(2)	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE”.

     The tables below contain our past five years of collector productivity metrics as defined by calendar quarter.
QTD Cash Collections per Hour Paid (1)

	Total cash collections
	2005	2006	2007	2008	2009	2010

Q1	$136	$152	$156	$133	$147	$182
Q2	$138	$146	$142	$136	$143	$188
Q3	$135	$145	$131	$134	$144	—
Q4	$126	$142	$119	$123	$148	—

	Non-legal cash collections(2)
	2005	2006	2007	2008	2009	2010

Q1	$96	$106	$108	$96	$118	$154
Q2	$92	$99	$96	$99	$116	$160
Q3	$88	$98	$88	$99	$119	—
Q4	$82	$94	$80	$94	$123	—

	Non-bankruptcy cash collections(3)
	2005	2006	2007	2008	2009	2010

Q1	$132	$141	$141	$116	$120	$135
Q2	$132	$132	$129	$115	$114	$127
Q3	$129	$129	$120	$110	$111	—
Q4	$120	$127	$107	$98	$109	—

	Non-bankruptcy/legal cash collections(4)
	2005	2006	2007	2008	2009	2010

Q1	$92	$95	$92	$79	$90	$106
Q2	$85	$85	$83	$78	$87	$100
Q3	$82	$82	$76	$76	$87	—
Q4	$77	$80	$68	$69	$84	—

(1)	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to collectors (including those in training).

(2)	Represents total cash collections less external legal cash collections.

(3)	Represents total cash collections less purchased bankruptcy cash collections from trustee-administered accounts.

(4)	Represents total cash collections less external legal cash collections and less purchased bankruptcy cash collections from trustee-administered accounts.
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

(1)	Includes cash collections on finance receivables only and excludes cash proceeds from sales of defaulted consumer receivables.
     The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q22010	Q12010	Q42009	Q32009	Q22009	Q12009	Q42008	Q32008	Q22008

Call Center & Other Collections	$54,477	$56,987	$45,365	$48,590	$50,052	$50,914	$41,268	$43,949	$46,892
External Legal Collections	18,819	18,276	15,496	15,330	16,527	17,790	18,424	21,590	22,471
Internal Legal Collections	11,362	10,714	7,570	6,196	4,263	3,539	2,652	2,106	1,947
Purchased Bankruptcy Collections	43,748	33,219	26,855	22,251	19,637	17,628	16,904	15,362	13,732
Rollforward of Net Finance Receivables
     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios (amounts in thousands).

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Balance at beginning of period	$742,484	$576,600	$693,462	$563,830
Acquisitions of finance receivables, net of buybacks (1)	84,608	84,433	184,874	135,798
Cash collections applied to principal on finance receivables (2)	(51,486)	(36,441)	(102,730)	(75,036)

Balance at end of period	$775,606	$624,592	$775,606	$624,592

Estimated Remaining Collections (“ERC”)(3)	$1,611,509	$1,237,984	$1,611,509	$1,237,984

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as finance receivable amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item; however, it is provided here for informational purposes.

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

(1)	Includes cash collections on finance receivables only and excludes cash proceeds from sales of defaulted consumer receivables.
Portfolios by Type and Geography
     The following table categorizes our life to date owned portfolios at June 30, 2010 into the major asset types represented (amounts in thousands):

			Life to Date Purchased Face Value
			of Defaulted Consumer
Asset Type	No. of Accounts	%	Receivables (1)%
Major Credit Cards	13,950	59.7%	$37,425,396	72.5%
Consumer Finance	5,267	22.6%	5,988,945	11.6%
Private Label Credit Cards	3,622	15.5%	4,896,365	9.5%
Auto Deficiency	510	2.2%	3,278,611	6.4%

Total:	23,349	100.0%	51,589,317	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

     The following chart shows details of our life to date buying activity as of June 30, 2010 (amounts in thousands). We actively seek to purchase both bankrupt and non-bankrupt accounts at any point in the delinquency cycle.

			Life to Date Purchased Face Value
			of Defaulted Consumer
Account Type	No. of Accounts	%	Receivables (1)%
Fresh	1,228	5.3%	$3,938,911	7.6%
Primary	3,478	14.9%	5,956,225	11.6%
Secondary	3,790	16.2%	6,021,632	11.7%
Tertiary	3,932	16.8%	4,955,596	9.6%
BK Trustees	3,271	14.0%	14,385,746	27.9%
Other	7,650	32.8%	16,331,207	31.6%

Total:	23,349	100.0%	$51,589,317	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.
     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectability perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically at June 30, 2010 (amounts in thousands):

			Life to Date Purchased Face		Original Purchase Price of
			Value of Defaulted Consumer		Defaulted Consumer
Geographic Distribution	No. of Accounts	%	Receivables (1)%		Receivables (2)%

California	2,388	10%	$6,599,733	13%	$184,638	12%
Texas	3,727	16%	6,016,750	12%	146,307	9%
Florida	1,824	8%	4,932,208	10%	136,763	9%
New York	1,379	6%	3,218,647	6%	89,839	6%
Pennsylvania	815	3%	1,969,555	4%	60,947	4%
North Carolina	826	4%	1,820,999	4%	53,028	3%
Illinois	918	4%	1,800,617	3%	59,332	4%
Ohio	808	3%	1,784,127	3%	64,364	4%
Georgia	730	3%	1,656,375	3%	60,930	4%
New Jersey	541	2%	1,476,219	3%	44,626	3%
Michigan	620	3%	1,390,102	3%	48,118	3%
Virginia	645	3%	1,106,820	2%	36,706	2%
Tennessee	491	2%	1,071,631	2%	38,639	2%
Arizona	389	2%	1,037,324	2%	29,401	2%
Massachusetts	416	2%	1,002,003	2%	29,411	2%
South Carolina	409	2%	928,213	2%	25,993	2%
Other (3)	6,423	27%	13,777,994	26%	441,211	29%

Total:	23,349	100%	$51,589,317	100%	$1,550,253	100%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

(2)	The “Original Purchase Price of Defaulted Consumer Receivables” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

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
     As of June 30, 2010, total debt outstanding on our $365 million line of credit was $289.5 million, which represents gross availability of $75.5 million. We currently have in place forward flow commitments for the purchase of defaulted consumer receivables over the next 12 months of approximately $167.7 million. Additionally we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements. We believe that funds generated from operations, together with existing cash and available borrowings under our credit agreement would be sufficient to finance our operations, planned capital expenditures as well as the aforementioned forward flow commitments and a material amount of additional portfolio purchasing in excess of the currently committed flow amounts during the next twelve months. However, we are very cognizant of the current market fundamentals in the debt purchase and company acquisition market which because of significant supply and tight capital availability could cause increased buying opportunities to arise. Accordingly, we filed a $150 million shelf registration during the third quarter of 2009. We issued $75.5 million of equity securities under that filing during February of 2010 in order to take advantage of market opportunities and have the ability to issue up to an additional $74.5 million of equity or debt securities under the shelf registration statement in the future. The outcome of any future transaction is subject to market conditions. In addition, due to these opportunities, we continue to work with our current bank group and others on a new and expanded syndicated loan facility, with a goal of closing on an increased syndicated line of credit during the second half of 2010, but no later than the expiration of our current facility. Also, with the acquisition of a controlling interest in CCB, we have the right to call the noncontrolling interest through February 2015. In addition, the noncontrolling interest has the right to put the remainder of the shares to us beginning in March 2012 and ending February 2018. The total maximum amount we would have to pay in any scenario is $22.8 million. In addition, we file taxes using the cost recovery method for tax revenue recognition. We were notified on June 21, 2007 that we were being examined by the Internal Revenue Service for the 2005 calendar year. The IRS has concluded its audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has proposed that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. On April 22, 2009, we filed a formal protest of the findings contained in the examination report prepared by the IRS. We believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary for these tax positions. If we are unsuccessful in our appeal, we may be required to pay the related deferred taxes and any potential interest in the near-term, possibly requiring additional financing from other sources.
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
     Our operating activities provided cash of $67.3 million and $39.8 million for the six months ended June 30, 2010 and 2009, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period. The increase was due mostly to changes in deferred taxes and an increase in net income to $34.5 million for the six months ended June 30, 2010 from $21.8 million for the six months ended June 30, 2009, partially offset by a decrease in the amortization of share-based compensation. The remaining changes were due to net changes in other accounts related to our operating activities.
     Our investing activities used cash of $110.0 million and $62.4 million during the six months ended June 30, 2010 and 2009, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment and business acquisitions. The majority of the increase was due to cash payments for business acquisitions totaling $23.1 million during the six months ended June 30, 2010 as compared to $100,000 during the six months ended June 30 2009 as well as an increase in acquisitions of finance receivables, which increased from $135.8 million for the six months ended June 30, 2009 to $184.9 million for the six months ended June 30, 2010, partially offset by an increase in collections applied to principal on finance receivables from $75.0 million for the six months ended June 30, 2009 to $102.7 million for the six months ended June 30, 2010.
     Our financing activities provided cash of $40.7 million and $24.4 million during the six months ended June 30, 2010 and 2009, respectively. Cash is provided by draws on our line of credit, proceeds from equity offerings, proceeds from debt financing and stock option exercises. Cash used in financing activities is primarily driven by payments on our line of credit and principal payments on long-term debt and capital lease obligations. The majority of the increase was due to cash proceeds received from our $75.5 million equity offering during the six months ended June 30, 2010, partially offset by $29.8 million in net repayments on our line of credit during the six months ended June 30, 2010, as compared to net borrowings on our line of credit of $21.5 million during the same period in 2009.
     Cash paid for interest was $4.3 million and $4.1 million for the six months ended June 30, 2010 and 2009, respectively. Interest was paid on our line of credit, long-term debt, capital lease obligations and our interest rate swap agreement. The increase was mainly due to an increase in our average borrowings for the six months ended June 30, 2010 compared to the same period in 2009 as well as the interest expense paid during 2010 relating to the interest rate swap, offset by a decrease in our weighted average interest rate which decreased to 2.40% for the six months ended June 30, 2010 as compared to 2.74% for the six months ended June 30, 2009.
     On November 29, 2005, we entered into a Loan and Security Agreement for a revolving line of credit. The agreement has been amended six times to add additional lenders and ultimately increase the total availability of credit under the line to $365 million. The agreement is a line of credit in an amount equal to the lesser of $365 million or 30% of our ERC of all our eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40%, which was 1.75% at June 30, 2010. Of the $365 million facility, $50 million was locked in as an interest only term loan at a rate of 6.80% and expires on May 4, 2012. The remaining $315 million expires on May 2, 2011. We also pay an unused line fee equal to three-tenths of one percent, or 30 basis points, on any unused portion of the line of credit. The loan is collateralized by substantially all our tangible and intangible assets. The agreement provides as follows:
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
     As of June 30, 2010 and 2009, outstanding borrowings under the facility totaled $289.5 million and $289.8 million, respectively, of which $50.0 million was part of the non-revolving fixed rate sub-limit. As of June 30, 2010, we were in compliance with all of the covenants of the agreement.

Contractual Obligations
     Our contractual obligations as of June 30, 2010 were as follows (amounts in thousands):

	Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$21,057	$4,082	$8,143	$5,890	$2,942
Line of Credit (1)	302,042	249,209	52,833	—	—
Long-term Debt	1,217	730	487	—	—
Purchase Commitments (2) (3)	195,998	172,978	15,420	7,600	—
Employment Agreements	11,349	8,709	2,110	530	—

Total	$531,663	$435,708	$78,993	$14,020	$2,942

(1)	To the extent that a balance is outstanding on our lines of credit, the revolving portion would be due in May, 2011 and the non-revolving fixed rate sub-limit portion would be due in May 2012. This amount also includes estimated interest and unused line fees due on the line of credit for both the fixed rate and variable rate components as well as interest due on our interest rate swap. This estimate also assumes that the balance on the line of credit remains constant from the June 30, 2010 balance of $289.5 million and the balance is paid in full at its respective maturity.

(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $167.7 million.

(3)	This amount includes $1.0 million of remaining consideration to be paid relating to the acquisition of CCB as well as the maximum remaining purchase price of $22.8 million to be paid to acquire the noncontrolling interest of CCB.
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).
Recent Accounting Pronouncements
     In June 2009, the FASB issued guidance on accounting for transfers of financial assets to improve the reporting for the transfer of financial assets. The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We adopted this guidance during the first quarter of 2010, which had no material impact on our consolidated financial statements.
     In June 2009, the FASB issued guidance on consolidation of variable interest entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We adopted this guidance during the first quarter of 2010, which had no material impact on our consolidated financial statements.
     In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures” (Topic 820): “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which clarifies and expands disclosure requirements related to fair value measurements. Disclosures are required for significant transfers between levels in the fair value hierarchy. Activity in Level 3 fair value measurements is to be presented on a gross, rather than net, basis. The update clarifies how the appropriate level of disaggregation should be determined and emphasizes that information sufficient to permit reconciliation between fair value measurements and line items on the financial statements should be provided. The update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the expanded disclosures related to activity in Level 3 fair value measurements which are effective one year later. We adopted ASU 2010-06 during the first quarter of 2010, which had no material effect on our consolidated financial statements.

     In April 2010, the FASB issued ASU No. 2010-18, “Receivables” (Topic 310): “Effect of a Loan Modification When the Loan Is Part of a Pool that is Accounted for as a Single Asset” (‘ASU 2010-18”), which clarifies the accounting for acquired loans that have evidence of a deterioration in credit quality since origination (referred to as “Subtopic 310-30 Loans”). Under ASU 2010-18, an entity may not apply troubled debt restructuring (“TDR”) accounting guidance to individual Subtopic 310-30 loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses, or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Subtopic 310-30 loans that are accounted for individually would continue to be subject to TDR accounting guidance. A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of ASU 2010-18. ASU 2010-18 is effective for interim or annual periods ending on or after July 15, 2010. The adoption of ASU 2010-18 is not expected to have a material effect on our consolidated financial statements.
     In July, 2010, the FASB issued ASU No. 2010-20, “Receivables” (Topic 310) “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 is not expected to have a material effect on our consolidated financial statements.
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
     We account for our investment in finance receivables under the guidance of ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (ASC 310-30). Under ASC 310-30 static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows, based on our estimates derived from our proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30, utilizing the interest method, initially freezes the yield, estimated when the accounts are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the yield over a portfolio’s remaining life. Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheet. Income on finance receivables is accrued quarterly based on each static pool’s effective yield. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as finance receivable amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, we do not allow accretion in the first six to twelve months; accordingly, we utilize either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Additionally, we use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These cost recovery pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above.
     We establish valuation allowances for all acquired accounts subject to ASC 310-30 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At June 30, 2010, we had a $64.4 million valuation allowance on our finance receivables.
     We implement the accounting for income recognized on finance receivables under ASC 310-30 as follows. We create each accounting pool using our projections of estimated cash flows and expected economic life. We then compute the effective yield that fully amortizes the pool to the end of its expected economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, we balance those results to the data contained in our proprietary models to ensure accuracy, then review each accounting pool watching for trends, actual performance versus projections and curve shape, sometimes re-forecasting future cash flows utilizing our statistical models. The review process is primarily performed by our finance staff; however, our operational and statistical staffs may also be involved depending upon actual cash flow results achieved. To the extent there is overperformance, we will either increase the yield or release the allowance and consider increasing future cash projections, if persuasive evidence indicates that the overperformance is considered to be a significant betterment. If the overperformance is considered more of an acceleration of cash flows (a timing difference), the Company will adjust estimated future cash flows downward which effectively extends the amortization period, or take no action at all if the amortization period is reasonable and falls within the pools’ expected economic life. In either case, yield may or may not be increased due to the time value of money (accelerated cash collections). To the extent there is underperformance, we will record an allowance if the underperformance is significant and will also consider revising estimated future cash flows based on current period information, or take no action if the pool’s amortization period is reasonable and falls within the currently projected economic life.

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
     Our government processing and collection business’ primary source of income is derived from servicing taxing authorities in several different ways: processing all of their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings or fee for service transactions. When we conduct an audit, there are two components. The first component is a charge for the hours incurred on conducting the audit. This charge is for hours worked. This charge is up-charged from the actual costs incurred. The gross billing is a component of the line item “Fee income” and the expense is included in the line item “Compensation and employee services.” The second component is expenses incurred while conducting the audit. Most jurisdictions will reimburse us for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item “Fee income” and the expense component is included in its appropriate expense category, generally, “Other operating expenses.”
     Our claims administration and payment processing business utilizes net reporting under ASC 605-45. We generate revenue by filing claims with the class action claims administrator on behalf of our clients and receive the related settlement payment. Under SEC Staff Accounting Bulletin 104, (“SAB 104”), we have determined our fee is not earned until we have received the settlement funds. When a payment is received from the claims administrator for settlement of a lawsuit, we record our fee on a net basis as revenue and include it in the line item “Fee income.” The balance of the received amounts are recorded as a liability and included in the line item “Accrued expenses and other liabilities.”
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
     We believe that, at June 30, 2010, there were no indicators of potential impairment of goodwill. Therefore, no early review of goodwill for impairment was performed. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill.

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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Our exposure to market risk relates to interest rate risk with our variable rate credit line. The average borrowings on our variable rate credit line were $240.0 million and $221.0 million for the three months ended June 30, 2010 and 2009, respectively. Assuming a 200 basis point increase in interest rates, interest expense would have increased by $1.2 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and 2009, we had $239.5 million and $239.8 million, respectively, of variable rate debt outstanding on our credit line. We do not have any other variable rate debt outstanding at June 30, 2010. Significant increases in future interest rates on the variable rate credit line could lead to a material decrease in future earnings assuming all other factors remained constant.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We are currently a defendant in two separate purported class action counterclaims entitled: (1) PRA v. Barkwell, 4:09-cv-00113-CDL, which was filed in the Superior Court of Muscogee County, Georgia on or about July 27, 2009; and (2) PRA v. Freeman, 10-CVD-1003, filed in the District Court for Wake County, North Carolina on or about March 26, 2010. The counterclaims allege that in pursuing arbitration claims against Barkwell, Freeman and other consumer debtors, pursuant to the terms and conditions of their respective cardholder agreements, we breached a duty of good faith and fair dealing and made negligent misrepresentations concerning our “arbitration practices.” The plaintiffs are seeking, among other things, to vacate the arbitration awards that we have obtained before the National Arbitration Forum and have us disgorge the amounts collected with respect to such awards. It is not possible at this time to accurately estimate the possible loss, if any. We believe we have meritorious defenses to the allegations made in these counterclaims and intend to defend ourselves vigorously against them.
     As previously disclosed, we were a defendant in a purported enforcement action brought by the Attorney General for the State of Missouri. The action, filed in August 2009, sought relief for Missouri consumers that had allegedly been injured as a result of certain of our alleged collection practices. We denied any wrongdoing with respect to the allegations in the complaint and on June 25, 2010, the Missouri Circuit Court dismissed the matter in its entirety. On July 26, 2010, the Missouri Attorney General filed a notice of appeal.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Other Information
None.
Item 5. Exhibits
10.9	Portfolio Recovery Associates 2010 Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2010).

10.10	Portfolio Recovery Associates, Inc. Annual Bonus Plan (incorporated by reference to Exhibit 10.10 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2010).

31.1	Section 302 Certifications of Chief Executive Officer.

31.2	Section 302 Certifications of Chief Financial Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)
Date: August 9, 2010	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 9, 2010	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)