Form 10-Q
period 2010-09-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2010-11-09
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2010
Common Stock, $0.01 par value	17,061,914

PORTFOLIO RECOVERY ASSOCIATES, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009
(unaudited)
(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$20,297	$20,265
Finance receivables, net	807,239	693,462
Accounts receivable, net	7,789	9,169
Income taxes receivable	2,603	4,460
Property and equipment, net	22,794	21,864
Goodwill	61,665	29,299
Intangible assets, net	19,945	10,756
Other assets	5,405	5,158

Total assets	$947,737	$794,433

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$5,739	$4,108
Accrued expenses and other liabilities	6,922	4,506
Accrued payroll and bonuses	10,447	11,633
Deferred tax liability	151,638	117,206
Line of credit	288,500	319,300
Long-term debt	998	1,499
Derivative instrument	537	701

Total liabilities	464,781	458,953

Commitments and contingencies (Note 14)

Redeemable noncontrolling interest	14,531	—

Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000, 17,061 issued and outstanding shares at September 30, 2010, and 15,596 issued and 15,514 outstanding shares at December 31, 2009	171	155
Additional paid-in capital	162,418	82,400
Retained earnings	306,164	253,353
Accumulated other comprehensive loss, net of taxes	(328)	(428)

Total stockholders’ equity	468,425	335,480

Total liabilities and stockholders’ equity	$947,737	$794,433

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the three and nine months ended September 30, 2010 and 2009
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Income recognized on finance receivables, net	$80,026	$54,336	$224,897	$159,650
Fee income	15,518	14,229	47,054	48,225

Total revenues	95,544	68,565	271,951	207,875

Operating expenses:
Compensation and employee services	31,213	26,844	91,725	79,940
Legal and agency fees and costs	16,748	11,296	43,573	34,460
Outside fees and services	3,470	2,284	9,454	6,854
Communications	4,000	3,472	13,160	11,157
Rent and occupancy	1,362	1,270	3,912	3,515
Depreciation and amortization	3,294	2,269	9,050	6,874
Other operating expenses	2,634	2,341	7,488	6,565

Total operating expenses	62,721	49,776	178,362	149,365

Income from operations	32,823	18,789	93,589	58,510

Other income and (expense):
Interest income	—	—	35	3
Interest expense	(2,178)	(1,964)	(6,535)	(5,891)

Income before income taxes	30,645	16,825	87,089	52,622

Provision for income taxes	11,888	6,729	33,847	20,730

Net income	$18,757	$10,096	$53,242	$31,892

Less net income attributable to redeemable noncontrolling interest	(276)	—	(431)	—

Net income attributable to Portfolio Recovery Associates, Inc.	$18,481	$10,096	$52,811	$31,892

Net income per common share attributable to Portfolio Recovery Associates, Inc:
Basic	$1.08	$0.65	$3.15	$2.07
Diluted	$1.08	$0.65	$3.15	$2.07
Weighted average number of shares outstanding:
Basic	17,058	15,466	16,740	15,392
Diluted	17,093	15,502	16,792	15,428
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the nine months ended September 30, 2010
(unaudited)
(Amounts in thousands)

		Additional		Accumulated Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Loss, Net of Taxes	Equity
Balance at December 31, 2009	$155	$82,400	$253,353	$(428)	$335,480

Net income	—	—	52,811	—	52,811
Net unrealized change in:
Interest rate swap derivative, net of tax	—	—	—	100	100

Comprehensive income					52,911

Exercise of stock options and vesting of nonvested shares	2	55	—	—	57
Proceeds from stock offering, net of offering costs	14	71,674	—	—	71,688
Amortization of share-based compensation	—	3,114	—	—	3,114
Income tax benefit from share-based compensation	—	225	—	—	225
Issuance of common stock for acquisition	—	4,950	—	—	4,950

Balance at September 30, 2010	$171	$162,418	$306,164	$(328)	$468,425

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2010 and 2009
(unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$53,242	$31,892
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	3,114	3,240
Depreciation and amortization	9,050	6,874
Deferred tax expense	34,368	22,000
Changes in operating assets and liabilities:
Other assets	(244)	(14)
Accounts receivable	1,380	1,369
Accounts payable	1,631	520
Income taxes	1,857	(2,306)
Accrued expenses	194	(851)
Accrued payroll and bonuses	(1,186)	1,443

Net cash provided by operating activities	103,406	64,167

Cash flows from investing activities:
Purchases of property and equipment	(6,162)	(3,079)
Acquisition of finance receivables, net of buybacks	(273,858)	(210,116)
Collections applied to principal on finance receivables	160,081	113,067
Business acquisitions, net of cash acquired	(23,000)	—
Contingent payments made for business acquisition	(104)	(100)

Net cash used in investing activities	(143,043)	(100,228)

Cash flows from financing activities:
Proceeds from exercise of options	57	1,630
Income tax benefit from share-based compensation	225	746
Payments of liability-classified contingent consideration	(1,000)	—
Proceeds from line of credit	131,000	84,500
Principal payments on line of credit	(161,800)	(46,500)
Proceeds from stock offering, net of offering costs	71,688	—
Proceeds from long-term debt	—	2,036
Principal payments on long-term debt	(501)	(373)
Principal payments on capital lease obligations	—	(5)

Net cash provided by financing activities	39,669	42,034

Net increase in cash and cash equivalents	32	5,973

Cash and cash equivalents, beginning of period	20,265	13,901

Cash and cash equivalents, end of period	$20,297	$19,874

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,508	$6,028
Cash paid for income taxes	89	321

Noncash investing and financing activities:
Net unrealized change in fair value of derivative instrument	$164	$(655)
Common stock issued for acquisition	4,950	1,170
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Business:
     Portfolio Recovery Associates, LLC (“PRA”) was formed on March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA Inc completed its initial public offering (“IPO”) of common stock. In connection with the IPO, all of the membership units and warrants of PRA were exchanged on a one to one basis for shares of a single class of common stock of PRA Inc and warrants to purchase shares of PRA Inc common stock, respectively. PRA Inc owns all outstanding membership units of PRA, PRA Holding I, LLC (“PRA Holding I”), PRA Holding II, LLC (“PRA Holding II”), PRA Holding III, LLC (“PRA Holding III”), PRA Receivables Management, LLC (formerly d/b/a Anchor Receivables Management) (“Anchor”), PRA Location Services, LLC (d/b/a IGS Nevada) (“IGS”), PRA Government Services, LLC (d/b/a RDS) (“RDS”) and MuniServices, LLC (d/b/a PRA Government Services) (“MuniServices”). On March 15, 2010, PRA Inc acquired 62% of the membership units of Claims Compensation Bureau, LLC (“CCB”). The business of PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) revolves around the detection, collection, and processing of both unpaid and normal-course receivables originally owed to credit grantors, governments, retailers and others. The Company’s primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. These accounts are purchased from sellers of finance receivables and collected by a highly skilled staff whose purpose is to locate and contact customers and arrange payment or resolution of their debts. The Company, through its Litigation Department, collects accounts judicially, either by using its own attorneys or by contracting with independent attorneys throughout the country through whom the Company takes legal action to satisfy consumer debts. The Company also services receivables on behalf of clients on either a commission or transaction-fee basis. Clients include entities in the financial services, auto, retail, utility, health care and government sectors. Services provided to these clients include obtaining location information for clients in support of their collection activities (known as skip tracing), and the management of both delinquent and non-delinquent receivables for government entities. In addition, through its newly acquired CCB subsidiary, the Company provides class action claims settlement recovery services and related payment processing to its corporate clients.
     The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I, PRA Holding II, PRA Holding III, Anchor, IGS, RDS, MuniServices and CCB. Under the guidance of ASC Topic 280 “Segment Reporting” (“ASC 280”), the Company has determined that it has several operating segments that meet the aggregation criteria of ASC 280 and, therefore, it has one reportable segment, receivables management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of September 30, 2010, its consolidated income statements for the three and nine months ended September 30, 2010 and 2009, its consolidated statement of changes in stockholders’ equity and comprehensive income for the nine months ended September 30, 2010, and its consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009. The consolidated income statement of the Company for the nine months ended September 30, 2010 may not be indicative of future results. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2009.
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
     The Company accounts for its investment in finance receivables under the guidance of FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Under ASC 310-30, static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows, based on the Company’s estimates derived from its proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30, utilizing the interest method, initially freezes the yield estimated when the accounts are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the yield over a portfolio’s remaining life. Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheet. Income on finance receivables is accrued quarterly based on each static pool’s effective yield. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as finance receivable amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. The Company generally does not allow accretion in the first six to twelve months; accordingly, the Company utilizes either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These cost recovery pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At September 30, 2010 and December 31, 2009, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $1.8 million and $2.9 million, respectively.
     The Company establishes valuation allowances, if necessary, for acquired accounts subject to ASC 310-30 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At September 30, 2010 and December 31, 2009, the Company had an allowance against its finance receivables of $70,965,000 and $51,255,000, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company implements the accounting for income recognized on finance receivables under ASC 310-30 as follows. The Company creates each accounting pool using its projections of estimated cash flows and expected economic life. The Company then computes the effective yield that fully amortizes the pool to the end of its expected economic life based on the current projections of estimated cash flows using the interest method. As actual cash flow results are recorded, the Company balances those results to the data contained in its proprietary models to ensure accuracy, then reviews each accounting pool watching for trends, actual performance versus projections and curve shape (a graphical depiction of the timing of cash flows), sometimes re-forecasting future cash flows utilizing the Company’s statistical models. The review process is primarily performed by the Company’s finance staff; additionally, the Company’s operational and statistical staffs may also be involved. To the extent there is overperformance, the Company will either increase the yield or release the allowance and consider increasing future cash projections, if persuasive evidence indicates that the overperformance is considered to be a significant betterment. If the overperformance is considered more of an acceleration of cash flows (a timing difference), the Company will adjust estimated future cash flows downward which effectively extends the amortization period, or take no action at all if the amortization period is reasonable and falls within the pool’s expected economic life. In either case, the yield may or may not be increased due to the time value of money (accelerated cash collections). To the extent there is underperformance, the Company will record an allowance if the underperformance is significant and will also consider revising estimated future cash flows based on current period information, or take no action if the pool’s amortization period is reasonable and falls within the currently projected economic life.
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at September 30, 2010 and 2009 was $3,105,239 and $3,262,929, respectively. During the three and nine months ended September 30, 2010, the Company capitalized $177,337 and $624,168, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2009, the Company capitalized $156,248 and $805,962, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2010, the Company amortized $233,603 and $750,855, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2009, the Company amortized $206,270 and $621,593, respectively, of these direct acquisition fees.
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
     Changes in finance receivables, net for the three and nine months ended September 30, 2010 and 2009 are as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Balance at beginning of period	$775,606	$624,592	$693,462	$563,830
Acquisitions of finance receivables, net of buybacks	88,984	74,318	273,858	210,116

Cash collections	(137,377)	(92,367)	(384,978)	(272,717)
Income recognized on finance receivables, net	80,026	54,336	224,897	159,650

Cash collections applied to principal	(57,351)	(38,031)	(160,081)	(113,067)

Balance at end of period	$807,239	$660,879	$807,239	$660,879

     At the time of acquisition, the life of each pool is generally estimated to be between 84 to 96 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. As of

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2010, the Company had $807.2 million in finance receivables, net. Based upon projections as of September 30, 2010, cash collections applied to principal are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

September 30, 2011	$188,821
September 30, 2012	207,400
September 30, 2013	208,665
September 30, 2014	150,098
September 30, 2015	45,993
September 30, 2016	5,816
September 30, 2017	446

$807,239

     During the three and nine months ended September 30, 2010, the Company purchased approximately $1.38 billion and $4.94 billion, respectively, in face value of charged-off consumer receivables. During the three and nine months ended September 30, 2009, the Company purchased approximately $1.75 billion and $6.09 billion, respectively, in face value of charged-off consumer receivables. At September 30, 2010, the estimated remaining collections (“ERC”) on the receivables purchased in the three and nine months ended September 30, 2010 were $171.6 million and $537.1 million, respectively. At September 30, 2010, ERC on the receivables purchased in the three and nine months ended September 30, 2009 were $137.7 million and $375.1 million, respectively.
     Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of September 30, 2010 and 2009. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three and nine months ended September 30, 2010 and 2009 were as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Balance at beginning of period	$835,903	$613,392	$721,984	$551,735
Income recognized on finance receivables, net	(80,026)	(54,336)	(224,897)	(159,650)
Additions	84,860	106,359	312,735	303,195
Reclassifications (to)/from nonaccretable difference	21,598	5,618	52,513	(24,247)

Balance at end of period	$862,335	$671,033	$862,335	$671,033

     The Company maintains a valuation allowance on pools that had underperformed the Company’s most recent expectations during the three and nine months ended September 30, 2010 and 2009. The following is a summary of activity, including allowance charges recorded, within the Company’s valuation allowance account (amounts in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Balance at beginning of period	$64,445	$33,760	$51,255	$23,620
Allowance charges recorded	7,375	8,395	20,675	19,305
Reversal of previously recorded allowance charges	(855)	(385)	(965)	(1,155)

Change in allowance charge	6,520	8,010	19,710	18,150

Balance at end of period	$70,965	$41,770	$70,965	$41,770

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Accounts Receivable, net:
     Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, the current receivables aging, and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The balance of the allowance for doubtful accounts at September 30, 2010 and December 31, 2009 was $3.0 million and $2.9 million, respectively. The Company does not have any off balance sheet credit exposure related to its customers.
4. Line of Credit:
     On November 29, 2005, the Company entered into a Loan and Security Agreement for a revolving line of credit. The agreement has been amended six times to add additional lenders and ultimately increase the total availability of credit under the line to $365 million. The agreement is a line of credit in an amount equal to the lesser of $365 million or 30% of the Company’s ERC of all its eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40%, which equated to 1.66% at September 30, 2010. Of the $365 million facility, $50 million was locked in as an interest only term loan at a rate of 6.80% and expires on May 4, 2012. The remaining $315 million expires on May 2, 2011. The Company also pays an unused line fee equal to three-tenths of one percent, or 30 basis points, on any unused portion of the line of credit. The loan is collateralized by substantially all the tangible and intangible assets of the Company. The agreement provides as follows:
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
     As of September 30, 2010 and 2009, outstanding borrowings under the facility totaled $288.5 million and $306.3 million, respectively, of which $50.0 million was part of the non-revolving fixed rate sub-limit. As of September 30, 2010, the Company is in compliance with all of the covenants of the agreement.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     On December 16, 2008, the Company entered into an interest rate forward rate swap transaction (the “Swap”) with J.P. Morgan Chase Bank, National Association pursuant to an ISDA Master Agreement which contains customary representations, warranties and covenants. The Swap has an effective date of January 1, 2010, with a notional amount of $50.0 million. Under the Swap, the Company receives a floating interest rate based on one- month LIBOR Market Index Rate and pays a fixed interest rate of 1.89% through maturity of the Swap on May 1, 2011. Notwithstanding the terms of the Swap, the Company is ultimately obligated for all amounts due and payable under the credit facility.
     The Company’s financial derivative instrument is designated and qualifies as a cash flow hedge, and the effective portion of the gain or loss on such hedge is reported as a component of other comprehensive income/(loss) in the consolidated financial statements of the Company. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in other income (expense). The hedge was considered effective for the twelve months ended December 31, 2009 and for the nine months ended September 30, 2010. Therefore, no amount has been recorded in the consolidated income statements related to the hedge’s ineffectiveness during 2009 or the nine months ended September 30, 2010. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated, as well as throughout the hedging period.
     The following table sets forth the fair value amounts of the derivative instrument held by the Company as of the dates indicated (amounts in thousands):

	September 30, 2010		December 31, 2009
Derivative designated as hedging instruments under ASC 815:	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
Interest rate swap contract	$—	$537	$—	$701

Total derivative	$—	$537	$—	$701

     Liability derivatives are recorded in the liability section of the accompanying consolidated balance sheets.
     The following table sets forth the (loss) recorded in Accumulated Other Comprehensive Loss (“AOCL”), net of tax, for the three and nine months ended September 30, 2010 and 2009, for derivatives held by the Company as well as any loss reclassified from AOCL into expense (amounts in thousands):

	Amount of Loss Recognized in			Amount of Loss Reclassified from
	Accumulated Other Comprehensive			Accumulated Other Comprehensive
	Loss (Effective Portion)			Loss into Expense (Effective Portion)
	Three Months Ended		Location of Loss	Three Months Ended
Derivative designated as hedging	September 30,		Reclassified from AOCL into	September 30,
instruments under ASC 815:	2010	2009	Expense (Effective Portion)	2010	2009
Interest rate swap contract	$(62)	$(214)	Interest Expense	$(204)	$—

Total derivative	$(62)	$(214)		$(204)	$—

	Amount of Loss Recognized in			Amount of Loss Reclassified from
	Accumulated Other Comprehensive			Accumulated Other Comprehensive
	Loss (Effective Portion)			Loss into Expense (Effective Portion)
	Nine Months Ended		Location of Loss	Nine Months Ended
Derivative designated as hedging	September 30,		Reclassified from AOCL into	September 30,
instruments under ASC 815:	2010	2009	Expense (Effective Portion)	2010	2009
Interest rate swap contract	$(273)	$(435)	Interest Expense	$(611)	$—

Total derivative	$(273)	$(435)		$(611)	$—

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Amounts in accumulated other comprehensive loss will be reclassified into earnings under certain situations, for example, if the occurrence of the transaction is no longer probable or no longer qualifies for hedge accounting. The Company expects to reclassify approximately $537,000 currently included in accumulated other comprehensive loss, net of taxes into interest expense within the next 12 months.
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
7. Property and Equipment, net:
     Property and equipment, at cost, consist of the following as of the dates indicated (amounts in thousands):

	September 30,	December 31,
	2010	2009
Software	$19,675	$16,542
Computer equipment	10,162	8,869
Furniture and fixtures	5,970	5,624
Equipment	7,310	6,040
Leasehold improvements	3,429	3,277
Building and improvements	6,045	6,045
Land	992	992
Accumulated depreciation and amortization	(30,789)	(25,525)

Property and equipment, net	$22,794	$21,864

     Depreciation and amortization expense, relating to property and equipment, for the three and nine months ended September 30, 2010, was $1,814,249 and $5,314,419, respectively. Depreciation and amortization expense, relating to property and equipment, for the three and nine months ended September 30, 2009, was $1,600,764 and $4,869,540, respectively.
     The Company, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of September 30, 2010, the Company has incurred and capitalized $3,934,892 of these direct payroll costs and external direct costs related to software developed for internal use. Of these costs, $1,169,007 is for projects that are in the development stage and, therefore are a component of Other Assets. Once the projects are completed, the costs will be transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense for the three and nine months ended September 30, 2010 was $134,654 and $297,483, respectively. Amortization expense for the three and nine months ended September 30, 2009 was $25,229 and $69,501, respectively. The remaining unamortized costs relating to internally developed software at September 30, 2010 and 2009 were $2,229,784 and $523,079, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Business Acquisitions:
     On March 15, 2010, the Company acquired 62% of the membership units of CCB. The remaining 38% of the membership units were acquired by Claims Compensation Bureau, Inc., CCB’s predecessor. Claims Compensation Bureau, Inc. was founded in 1996 and is a leading provider of class action claims settlement recovery services and related payment processing to corporate clients. CCB’s process allows clients to maximize settlement recoveries, in many cases participating in settlements they would otherwise not know existed. The company charges fees for its services and works with clients to identify, prepare and submit claims to class action administrators charged with dispersing class action settlement funds. In connection with the acquisition, the president and founder of CCB, as well as another member of its senior management, entered into long-term employment agreements with the Company. The consolidated income statement for the nine months ended September 30, 2010 includes the results of operations of CCB from March 15, 2010 through September 30, 2010.
     The Company’s initial investment for the 62% ownership of CCB was paid for with $23.0 million in cash plus $2.0 million in deferred payments which are expected to be paid during 2010 if certain events occur. Of the $2.0 million, $1.0 million was paid in the second quarter of 2010 and the remaining $1.0 million is expected to be paid by December 31, 2010. The remaining deferred payment is included in the accrued expenses and other liabilities account on the consolidated balance sheet as of September 30, 2010. As part of the agreement, the Company has the right through February 28, 2015 to purchase the remaining 38% of CCB at certain multiples of EBITDA. In addition, beginning March 1, 2012 and ending February 28, 2018, the noncontrolling interest can require the Company to purchase its units at pre-defined multiples of EBITDA. Any future acquisitions by the Company of the noncontrolling interest will be accounted for as an equity transaction.
     The Company accounted for this purchase in accordance with ASC Topic 805, “Business Combinations”. Under this guidance, an entity is required to recognize the assets acquired, liabilities assumed, any noncontrolling interest in the acquiree, and the consideration given at their fair value on the acquisition date. The following tables summarize the fair value of the consideration given for CCB, as well as the fair value of the assets acquired, liabilities assumed, and the noncontrolling interest in the acquiree as of the March 15, 2010 acquisition date (amounts in thousands):

Purchase price consideration given:
Cash	$23,000
Contingent consideration arrangement	2,000

Fair value of total consideration given	$25,000

     Recognized amounts of identifiable assets are as follows (amounts in thousands):

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
9. Redeemable Noncontrolling Interest:
     In accordance with ASC 810, the Company has consolidated all financial statement accounts of CCB in its consolidated balance sheet as of September 30, 2010 and its consolidated income statements for the three and nine months ended September 30, 2010. The redeemable noncontrolling interest amount is separately stated on the consolidated balance sheet and represents the 38% interest in CCB not controlled by the Company. In addition, net income attributable to the noncontrolling interest is stated separately in the consolidated income statements for the three and nine months ended September 30, 2010.
     In the second quarter of 2010, the Company applied the provisions of FASB ASC Topic 480-10-S99 ‘Distinguishing Liabilities from Equity” (“ASC 480-10-S99”) which provides guidance on the accounting for equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The noncontrolling interest “put” arrangement is accounted for under ASC 480-10-S99, as redemption under the “put” arrangement is outside the control of the Company. As such, the redeemable noncontrolling interest is recorded outside of “permanent” equity. The Company measures the redeemable noncontrolling interest at the greater of its ASC 480-10-S99 measurement amount (estimated redemption value of the “put” option embedded in the noncontrolling interest) or its measurement amount under the guidance of ASC 810. The ASC 810 measurement amount includes adjustments for the noncontrolling interest’s pro-rata share of earnings, losses and distributions, pursuant to the limited liability company agreement. Adjustments to the measurement amount are recorded to stockholders’ equity. The Company used a present value calculation to estimate the redemption value of the “put” option as of the reporting date. If material, the Company adjusts the numerator of earnings per share calculations for the current period change in the excess of the noncontrolling interest’s ASC 480-10-S99 measurement amount over the greater of its ASC 810 measurement amount or the estimated fair value of the noncontrolling interest. The Company has recorded the redeemable noncontrolling interest amount outside of permanent equity, in accordance with ASC 480-10-S99. Although the noncontrolling interest was redeemable by the Company as of the reporting date, it was not yet redeemable by the holder of the “put” option. The estimated redemption value of the noncontrolling interest, as if it were currently redeemable by the holder of the put option under the terms of the put arrangement, was $22,800,000 as of September 30, 2010.
     The following table represents the changes in the redeemable noncontrolling interest for the period from March 15, 2010 to September 30, 2010 (amounts in thousands):

Acquisition date fair value of redeemable noncontrolling interest	$15,323
Net income attributable to redeemable noncontrolling interest	431
Distributions	(1,223)

Redeemable noncontrolling interest at September 30, 2010	$14,531

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

	Acquisition Date	Customer Relationships	Non-Compete Agreements	Trademarks
IGS	October 1, 2004	7 years	3 years (1)	—
RDS (2)	July 29, 2005	10 years	3 years (1)	—
The Palmer Group (2)	July 25, 2007	2.4 years (1)	—	—
MuniServices (2)	July 1, 2008	11 years	3 years	14 years
BPA (2)	August 1, 2008	10 years	2.4 years	—
CCB	March 15, 2010	4-7 years	3 years	14 years
Tax Return, Inc. (2)	June 11, 2010	—	3.5 years	—

(1)	These intangible assets are fully amortized with no expense recognized during 2010.

(2)	Operates as part of the Company’s government services group.
     The combined original weighted average amortization period is 8.1 years. The Company reviews these assets at least annually for impairment. Total amortization expense was $1,479,702 and $3,735,977 for the three and nine months ended September 30, 2010, respectively. Total amortization expense was $668,277 and $2,004,831 for the three and nine months ended September 30, 2009, respectively. In addition, goodwill, pursuant to ASC 350, is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2009, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2009, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through September 30, 2010 that would indicate a triggering event and thereby necessitate an impairment charge to goodwill or the other intangible assets. The Company will undergo its next annual goodwill review during the fourth quarter of 2010. At September 30, 2010 and December 31, 2009, the carrying value of goodwill was $61.7 million and $29.3 million, respectively. The $32.4 million increase in the carrying value of goodwill during the nine months ended September 30, 2010 mainly relates to the purchase of CCB on March 15, 2010 (see Note 8) and additional contingent purchase price of $5.0 million paid in stock relating to the achievement of the earn-out provisions of the MuniServices acquisition.
11. Share-Based Compensation:
     The Company has a stock option and nonvested share plan. The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 (the “Amended Plan”) to enable the Company to issue nonvested shares of stock to its employees and directors. The Amended Plan was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. On March 19, 2010, the Company adopted a 2010 Stock Plan, which was approved by its shareholders at the 2010 Annual Meeting. The 2010 Stock Plan is a further amendment to the Amended Plan, and contains, among other things, specific performance metrics with respect to performance-based stock awards. Up to 2,000,000 shares of common stock may be issued under the 2010 Stock Plan. The 2010 Stock Plan expires November 7, 2012.
     The Company follows the provisions of FASB ASC Topic 718 “Compensation-Stock Compensation” (“ASC 718”). As of September 30, 2010, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program (“LTI”)) is estimated to be $3.3 million with a weighted average remaining life of 2.3 years (not including nonvested shares granted under the LTI Programs). As of September 30, 2010, there are no future compensation costs related to stock options and the remaining vested stock options have a weighted average remaining life of 0.30 years. Based upon historical data, the Company used an annual forfeiture rate of 14% for stock options and 15-40% for nonvested shares for most of

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the employee grants. Grants made to key employee hires and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group.
     Total share-based compensation expense was $1,040,124 and $3,114,010 for the three and nine months ended September 30, 2010, respectively. Total share-based compensation expense was $588,595 and $3,240,301 for the three and nine months ended September 30, 2009, respectively. The Company, in conjunction with the renewal of employment agreements with its named executive officers and other senior executives, awarded nonvested shares which vested on January 1, 2009. As a result of the vesting of these shares, the Company recorded stock-based compensation expense in connection with these shares in the amount of approximately $1.4 million during the first quarter of 2009. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of ASC 718 (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was $309,529 and $777,115 for the three and nine months ended September 30, 2010, respectively. The total tax benefit realized from share-based compensation was $731,867 and $1,923,946 for the three and nine months ended September 30, 2009, respectively.
Stock Options
     All options issued under the Amended Plan vest ratably over five years. Granted options expire seven years from the applicable grant date. All outstanding stock options expire on January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. At September 30, 2010, 895,000 options have been granted under the Amended Plan, of which 118,955 have been cancelled. There were no antidilutive options outstanding for the three and nine months ended September 30, 2010 and 2009, respectively.
     The Company granted no options during the three and nine months ended September 30, 2010 and 2009. All of the stock options which have been granted under the Amended Plan were granted to employees of the Company, except for 40,000 which were granted to non-employee directors. The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was approximately $0 and $77,000, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2009 was approximately $1,199,000 and $2,306,000, respectively.
     The following summarizes all option related transactions from December 31, 2008 through September 30, 2010 (amounts in thousands, except per share amounts):

		Weighted-Average	Weighted-Average
	Options	Exercise Price Per	Fair Value Per
	Outstanding	Share	Share
December 31, 2008	123	$17.24	$3.21
Exercised	(116)	16.51	3.24

December 31, 2009	7	29.41	2.70
Exercised	(2)	28.45	2.92

September 30, 2010	5	$29.79	$2.62

     The following information is as of September 30, 2010 (amounts in thousands, except per share amounts):

	Options Outstanding				Options Exercisable
			Weighted-Average			Weighted-Average
Exercise	Number	Average Remaining	Exercise Price Per	Aggregate	Number	Exercise Price	Aggregate
Price	Outstanding	Contractual Life	Share	Intrinsic Value	Exercisable	Per Share	Intrinsic Value

$29.79	5	0.3	$29.79	$174	5	$29.79	$174

Total as of September 30, 2010	5	0.3	$29.79	$174	5	$29.79	$174

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
     The following summarizes all nonvested share transactions (excluding shares granted under the LTI Programs) from December 31, 2008 through September 30, 2010 (amounts in thousands, except per share amounts):

	Nonvested Shares	Weighted-Average Price
	Outstanding	at Grant Date

December 31, 2008	98	$41.60
Granted	70	34.22
Vested	(82)	36.62
Cancelled	(5)	42.20

December 31, 2009	81	40.24
Granted	52	51.64
Vested	(34)	41.52
Cancelled	(5)	39.66

September 30, 2010	94	$46.15

     The total grant date fair value of shares vested during the three and nine months ended September 30, 2010 was $497,077 and $1,387,399, respectively. The total grant date fair value of shares vested during the three and nine months ended September 30, 2009 was $464,690 and $2,094,180, respectively.
Long-Term Incentive Programs
     Pursuant to the Amended Plan, on March 30, 2007, January 4, 2008, January 20, 2009 and January 14, 2010, the Compensation Committee approved the grant of 96,550, 80,000, 108,720 and 53,656 performance-based nonvested shares, respectively. All shares granted under the LTI Programs were granted to key employees of the Company. For both the 2007 and 2008 grants, no estimated compensation costs have been accrued or recognized because the achievements of the performance targets of the programs were either not met or deemed unlikely to be achieved. The 2009 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon diluted earnings per share (“EPS”) totals for 2009, the return on owners’ equity for the three year period beginning on January 1, 2009 and ending December 31, 2011, and the relative total shareholder return as compared to a peer group for the same three year period. The number of shares vested can double if the financial goals are exceeded and no shares will vest if the financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2009. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. The EPS component of the 2009 plan was not achieved and therefore no compensation expense was recognized during 2009 or the three and nine months ended September 30, 2010. The 2010 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon diluted EPS totals for 2010, the return on owners’ equity for the three year period beginning on January 1, 2010 and

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
ending December 31, 2012, and the relative total shareholder return as compared to a peer group for the same three year period. The number of shares vested can double if the financial goals are exceeded and no shares will vest if the financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2010. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. At September 30, 2010, total future compensation costs related to nonvested share awards granted under the 2009 and 2010 LTI Programs are estimated to be approximately $3.5 million. The Company assumed a 7.5% forfeiture rate for this grant and the remaining shares have a weighted average life of 1.67 years at September 30, 2010.
12. Income Taxes:
     The Company follows the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There were no unrecognized tax benefits at both September 30, 2010 and 2009.
     The Company was notified on June 21, 2007 that it was being examined by the Internal Revenue Service for the 2005 calendar year. The IRS has concluded its audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes for tax years ending December 31, 2007, 2006 and 2005. The IRS has proposed that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. The Company believes it has sufficient support for the technical merits of its positions and that it is more-likely-than-not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary. If the Company is unsuccessful in its appeal, it might ultimately be required to pay the related deferred taxes and any potential interest, possibly requiring additional financing from other sources.
     At September 30, 2010, the tax years subject to examination by the major taxing jurisdictions, including the Internal Revenue Service, are 2003 and 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination period for the 2005, 2006 and 2007 tax years were extended through December 31, 2011.
     ASC 740 requires the recognition of interest, if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. Penalties and interest may be classified as either penalties and interest expense or income tax expense. Management has elected to classify accrued penalties and interest as income tax expense. No interest or penalties were accrued or reversed in the first three or nine months of 2009 or 2010.
13. Earnings per Share:
     Basic EPS are computed by dividing net income available to common shareholders of PRA Inc by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands, except per share amounts):

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	For the three months ended September 30,
	Net Income	2010		Net Income	2009
	attributable to Portfolio	Weighted Average		attributable to Portfolio	Weighted Average
	Recovery Associates, Inc.	Common Shares	EPS	Recovery Associates, Inc.	Common Shares	EPS

Basic EPS	$18,481	17,058	$1.08	$10,096	15,466	$0.65
Dilutive effect of stock options and nonvested share awards		35			36

Diluted EPS	$18,481	17,093	$1.08	$10,096	15,502	$0.65

	For the nine months ended September 30,
	Net Income	2010		Net Income	2009
	attributable to Portfolio	Weighted Average		attributable to Portfolio	Weighted Average
	Recovery Associates, Inc.	Common Shares	EPS	Recovery Associates, Inc.	Common Shares	EPS

Basic EPS	$52,811	16,740	$3.15	$31,892	15,392	$2.07
Dilutive effect of stock options and nonvested share awards		52			36

Diluted EPS	$52,811	16,792	$3.15	$31,892	15,428	$2.07

     There were no antidilutive options outstanding for the three and nine months ended September 30, 2010 and 2009.
14. Commitments and Contingencies:
Employment Agreements:
     The Company has employment agreements, most of which expire on December 31, 2011, with all of its executive officers and with several members of its senior management group. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Future compensation under these agreements is approximately $10.2 million. The agreements also contain confidentiality and non-compete provisions.
Leases:
     The Company is party to various operating and capital leases with respect to its facilities and equipment. For further discussion of these leases please refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2009.
Forward Flow Agreements:
     The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at September 30, 2010 is approximately $104.8 million.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Litigation:
     The Company is from time to time subject to routine legal claims and proceedings, most of which are incidental to the ordinary course of its business. The Company initiates lawsuits against consumers and is occasionally countersued by them in such actions. Also, consumers, either individually, as members of a class action, or through a governmental entity on behalf of consumers, may initiate litigation against the Company, in which they allege that the Company has violated a state or federal law in the process of collecting on an account. From time to time, other types of lawsuits are brought against the Company. The Company maintains appropriate levels of errors and omissions insurance coverage to protect against financial losses associated with potential litigation involving the Company, and while it is not expected that these or any other legal proceedings or claims in which the Company is involved will, either individually or in the aggregate, have a material adverse impact on the results of operations, liquidity or the Company’s financial condition, the matters described below fall outside of the normal parameters of the Company’s routine legal proceedings.
     PRA is currently a defendant in a purported class action counterclaim entitled PRA v. Barkwell, 4:09-cv-00113-CDL, which was filed in response to a motion filed by PRA that sought to confirm an arbitration award, in the amount of $9,781.43. The counterclaim, which was filed against PRA, the National Arbitration Forum (“NAF”) and MBNA America Bank, N.A., on July 29, 2009 in the Superior Court of Muscogee County, Georgia, and has since been removed to the United States District Court for the Middle District of Georgia, where it is currently pending. The counterclaim alleges that in pursuing arbitration claims against Barkwell and other consumer debtors, pursuant to the terms and conditions of their respective cardholder agreements, PRA breached a duty of good faith and fair dealing and made negligent misrepresentations concerning its “arbitration practices.” The counterclaim asserts that because NAF was financially tied to Axiant, LLC, a large, nationwide debt collector, NAF lacked the necessary independence and impartiality to conduct arbitration proceedings, such as the ones filed by PRA, including the arbitration claim that was filed against Mr. Barkwell. Barkwell asserts that PRA knew, or should have known, of the relationship between NAF and Axiant, and brought this action on behalf of a purported class of consumers to, among other things, vacate the arbitration awards that PRA has obtained before NAF and have PRA disgorge the amounts collected with respect to such awards. While it is not possible at this time to accurately estimate the possible loss, if any, as the Company believes it has meritorious defenses to the allegations made in this counterclaim and intends to defend itself vigorously against them. This matter has not progressed to the discovery stage yet, therefore the Company currently lacks the necessary information to determine the aggregate amount of arbitration claims potentially impacted by the purported class herein.
     As previously disclosed, PRA is also defendant in another purported class action related to matters previously brought before NAF, styled PRA v. Freeman (Case No.: 10-CVD-1003) which was filed in the District Court for Wake County, North Carolina on or about March 26, 2010. The court in PRA v. Freeman recently heard arguments on the motion to dismiss that PRA had filed earlier this year and has informed the parties that the matter will be dismissed, pending submission of an appropriate order. PRA anticipates submitting such an order and having the matter dismissed imminently.
     The Company was also a defendant in a purported enforcement action brought by the Attorney General for the State of Missouri. The action, filed in August 2009, sought relief for Missouri consumers that had allegedly been injured as a result of certain of the Company’s alleged collection practices. The Company denied any wrongdoing with respect to the allegations in the complaint and on June 25, 2010, the Missouri Circuit Court dismissed the matter in its entirety. On July 26, 2010, the Missouri Attorney General filed a notice of appeal.
15. Fair Value Measurements and Disclosures:
     (a) Disclosures about Fair Value of Financial Instruments:
     In accordance with the disclosure requirements of FASB ASC Topic 825, “Financial Instruments” (“ASC 825”), the table below summarizes fair value estimates for the Company’s financial instruments. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Company. The carrying amounts in the table are recorded in the consolidated balance sheet under the indicated captions (amounts in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$20,297	$20,297	$20,265	$20,265
Finance receivables, net	807,239	1,067,140	693,462	839,417

Financial liabilities:
Line of credit	$288,500	$288,500	$319,300	$319,300
Long-tern debt	998	998	1,499	1,499
Derivative instrument	537	537	701	701
          Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:
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
     Derivative instrument: The interest rate swap is recorded at estimated fair value, which is determined using pricing models developed based on the LIBOR swap rate and other observable market data, adjusted for non-performance risk of both the counterparty and the Company.
     (b) Fair Value Hierarchy:
     The Company records its derivative instrument at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its derivative instrument as of September 30, 2010 and December 31, 2009, as required by FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Those levels of input are summarized as follows:
     • Level 1 – Quoted prices in active markets for identical assets and liabilities.
     • Level 2 – Observable inputs other than Level 1 quote prices, such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
     • Level 3 – Unobservable inputs that are supported by little or no market activity. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
methodologies, or similar techniques as well as instruments for which the determination of fair value requires significant management judgment or estimation.
     The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.
     The placement in the fair value hierarchy of the Company’s interest rate swap derivative instrument as of September 30, 2010 and December 31, 2009 is Level 2 based on the Level 2 inputs described in section (a) above. Refer to Note 5 for further information regarding the derivative instrument.
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
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures” (Topic 820): “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which clarifies and expands disclosure requirements related to fair value measurements. Disclosures are required for significant transfers between levels in the fair value hierarchy. Activity in Level 3 fair value measurements is to be presented on a gross, rather than net, basis. The update clarifies how the appropriate level of disaggregation should be determined and emphasizes that information sufficient to permit reconciliation between fair value measurements and line items on the financial statements should be provided. The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the expanded disclosures related to activity in Level 3 fair value measurements, which are effective one year later. The Company adopted ASU 2010-06 during the first quarter of 2010, which had no material effect on its consolidated financial statements.
     In April 2010, the FASB issued ASU No. 2010-18, “Receivables” (Topic 310): “Effect of a Loan Modification When the Loan Is Part of a Pool that is Accounted for as a Single Asset” (‘ASU 2010-18”), which clarifies the accounting for acquired loans that have evidence of a deterioration in credit quality since origination (referred to as “Subtopic 310-30 Loans”). Under ASU 2010-18, an entity may not apply troubled debt restructuring (“TDR”) accounting guidance to individual Subtopic 310-30 loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses, or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Subtopic 310-30 loans that are accounted for individually would continue to be subject to TDR accounting guidance. A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of ASU 2010-18. ASU 2010-18 is effective for interim or annual periods ending on or after July 15, 2010. The Company adopted ASU 2010-18 during the third quarter of 2010, which had no material effect on its consolidated financial statements.
     In July, 2010, the FASB issued ASU No. 2010-20, “Receivables” (Topic 310) “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which requires

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 by the Company is not expected to have a material effect on its consolidated financial statements.

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
Overview
     Portfolio Recovery Associates is a diversified financial and business services company. We are a leading company in the business of purchasing and collecting defaulted consumer receivables. Those finance receivables fall into two general categories: bankruptcy portfolios and charged-off “core” portfolios. Revenue for this part of our business consists of cash collections received less amounts applied to principal on the Company’s owned debt portfolios.
     Through our subsidiaries, we provide a broad range of fee-based business services. Those services include collateral location services to credit originators through our IGS subsidiary; revenue administration, discovery, and compliance services to governmental entities through both our RDS and MuniServices subsidiaries; and class action claims recovery services through our CCB subsidiary.
     Portfolio Recovery Associates is headquartered in Norfolk, Virginia, and employs approximately 2,400 team members. The shares of Portfolio Recovery Associates are traded on the NASDAQ Global Select Market under the symbol “PRAA.”
     On July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) became law. The Dodd-Frank Act restructures the regulation and supervision of the financial services industry. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. The ultimate impact of the act cannot be determined.
Earnings Summary
     During the third quarter of 2010, net income was $18.5 million, or $1.08 per diluted share, compared with $10.1 million, or $0.65 per diluted share, in the third quarter of 2009. Total revenue was $95.5 million in the third quarter of 2010, up 39.2% from the same quarter one year earlier. Revenue in the recently completed quarter consisted of $80.0 million in income recognized on finance receivables, net of allowance charges, and $15.5 million in fee income. Income recognized on finance receivables, net of allowance charges, increased $25.7 million, or 47.3%, over the same period in 2009, primarily as a result of a significant increase in cash collections. Cash collections were $137.4 million in the third quarter of 2010, up 48.7% over $92.4 million in the third quarter of 2009. During the quarter, the Company recorded $6.5 million in net allowance charges, compared with $8.0 million in the comparable quarter of 2009. The Company’s performance has been positively impacted by operational efficiencies surrounding the cash collections process, including the continued refinement of automated dialer technology and account scoring analytics. Additionally, the Company has continued to develop its internal legal collection staff resources, which enables us to place accounts into that channel that otherwise would have been prohibitively expense for legal action.
     Fee income increased from $14.2 million in the third quarter of 2009 to $15.5 million in the third quarter of 2010, as a result of the acquisition of a majority interest of CCB in March 2010. CCB provides class action claim processing services to businesses. Excluding the fee income attributable to CCB, fee income declined slightly over the third quarter of 2009, due primarily to the adverse impact of the economic slowdown on general business growth and governmental tax revenues.

     Operating expenses were $62.7 million in the third quarter of 2010, up 26% over the third quarter of 2009, due primarily to increased compensation expense and legal costs. Compensation expense increased primarily as a result of larger staff sizes. Legal and agency fees and costs increased from $11.3 million in the third quarter of 2009 to $16.7 million in the third quarter of 2010. This increase was the result of several factors, including growth in the size of our owned debt portfolios, expansion of our internal legal collection resources, and refinement of our internal scoring methodology that expanded our account selections for legal action.
Results of Operations
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
     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues:
Income recognized on finance receivables, net	83.8%	79.2%	82.7%	76.8%
Fee income	16.2%	20.8%	17.3%	23.2%

Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	32.7%	39.2%	33.7%	38.5%
Legal and agency fees and costs	17.5%	16.5%	16.0%	16.6%
Outside fees and services	3.6%	3.3%	3.5%	3.3%
Communications	4.2%	5.1%	4.8%	5.4%
Rent and occupancy	1.4%	1.9%	1.4%	1.7%
Depreciation and amortization	3.4%	3.3%	3.3%	3.3%
Other operating expenses	2.8%	3.4%	2.8%	3.1%

Total operating expenses	65.6%	72.7%	65.5%	71.9%

Income from operations	34.4%	27.3%	34.5%	28.1%
Other income and (expense):
Interest income	0.0%	0.0%	0.0%	0.1%
Interest expense	(2.3%)	(2.9%)	(2.4%)	(2.8%)

Income before income taxes	32.1%	24.4%	32.1%	25.4%
Provision for income taxes	12.4%	9.8%	12.4%	10.0%

Net income	19.7%	14.6%	19.7%	15.4%

Less net income attributable to redeemable noncontrolling interest	(0.3%)	0.0%	(0.2%)	0.0%

Net income attributable to Portfolio Recovery Associates, Inc.	19.4%	14.6%	19.5%	15.4%

     We use the following terminology throughout our reports: “Cash Receipts” refers to collections on our owned portfolios together with fee income. “Cash Collections” refers to collections on our owned portfolios only, exclusive of fee income. “Fee Income” refers to revenues generated from our contingent fee and fee-for-service subsidiaries.

Three Months Ended September 30, 2010 Compared To Three Months Ended September 30, 2009
Revenues
     Total revenues were $95.5 million for the three months ended September 30, 2010, an increase of $26.9 million or 39.2% compared to total revenues of $68.6 million for the three months ended September 30, 2009.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $80.0 million for the three months ended September 30, 2010, an increase of $25.7 million or 47.3% compared to income recognized on finance receivables, net of $54.3 million for the three months ended September 30, 2009. The increase was primarily due to an increase in our cash collections on our owned defaulted consumer receivables to $137.4 million for the three months ended September 30, 2010 compared to $92.4 million for the three months ended September 30 2009, an increase of $45.0 million or 48.7%. During the three months ended September 30, 2010, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $1.38 billion at a cost of $92.5 million. During the three months ended September 30, 2009, we acquired defaulted consumer receivable portfolios with an aggregate face value of $1.75 billion at a cost of $76.7 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended September 30, 2010, we recorded net allowance charges of $6.5 million, the majority of which related to non-bankruptcy portfolios acquired in 2005 through 2007. For the three months ended September 30, 2009, we recorded net allowance charges of $8.0 million, the majority of which related to non-bankruptcy portfolios acquired in 2005 through 2008. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables include: overall market pricing for pools of consumer receivables (which is driven by both supply and demand), new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff.
Fee Income
     Fee income was $15.5 million for the three months ended September 30, 2010, an increase of $1.3 million or 9.2% compared to fee income of $14.2 million for the three months ended September 30, 2009. Fee income increased primarily due to the revenue generated as a result the acquisition of CCB on March 15, 2010, offset by a decrease in revenue generated by our government services businesses and our IGS fee-for-service business as compared to the prior year period. Excluding the fee income attributable to CCB, fee income declined slightly over the third quarter of 2009, due primarily to the adverse impact of the economic slowdown on general business growth and governmental tax revenues.

Operating Expenses
     Total operating expenses were $62.7 million for the three months ended September 30, 2010, an increase of $12.9 million or 25.9% compared to total operating expenses of $49.8 million for the three months ended September 30, 2009. Total operating expenses, including compensation and employee services expenses, were 41.0% of cash receipts for the three months ended September 30, 2010 compared to 46.7% for the same period in 2009.
Compensation and Employee Services
     Compensation and employee services expenses were $31.2 million for the three months ended September 30, 2010, an increase of $4.4 million or 16.4% compared to compensation and employee services expenses of $26.8 million for the three months ended September 30, 2009. This increase is mainly due to an overall increase in our owned portfolio collection staff as well as the hiring of non-collection personnel mainly due to the expansion of our information technology department. Compensation and employee services expenses increased as total employees grew 12.8% to 2,421 as of September 30, 2010 from 2,146 as of September 30, 2009. Compensation and employee services expenses as a percentage of cash receipts decreased to 20.4% for the three months ended September 30, 2010 from 25.2% of cash receipts for the same period in 2009.
Legal and Agency Fees and Costs
     Legal and agency fees and costs were $16.7 million for the three months ended September 30, 2010, an increase of $5.4 million or 47.8% compared to legal and agency fees and costs of $11.3 million for the three months ended September 30, 2009. Of the $5.4 million increase, $6.2 million was attributable to an increase in legal fees and costs resulting from accounts referred to both our in-house attorneys and outside independent contingent fee attorneys. This increase was largely due to the refinement of our internal scoring methodology that expanded our account selections for legal action. Growth in the size of our owned debt portfolios and expansion of our internal legal collection resources were also contributing factors. The increase in legal fees and costs was partially offset by a $0.8 million decline in agency fees. Total legal fees paid to independent contingent fee attorneys for the three months ended September 30, 2010 were 22.6% of external legal cash collections compared to 23.7% for the three months ended September 30, 2009. These legal fees represent the contingent fees for the cash collections generated by our independent third party attorney network. Total legal costs paid to bring suit on our legal accounts totaled $9.3 million for the three months ended September 30, 2010 and $4.1 million for the three months ended September 30, 2009. As a percentage of total legal collections, these legal costs were 28.8% and 19.1% for the three month periods ended September 30, 2010 and 2009, respectively.
Outside Fees and Services
     Outside fees and services expenses were $3.5 million for the three months ended September 30, 2010, an increase of $1.2 million or 52.2% compared to outside fees and services expenses of $2.3 million for the three months ended September 30, 2009. The $1.2 million increase was attributable to an increase in other outside fees and services and corporate legal expense.
Communications
     Communications expenses were $4.0 million for the three months ended September 30, 2010, an increase of $0.5 million or 14.3% compared to communications expenses of $3.5 million for the three months ended September 30, 2009. The increase was attributable to growth in mailings and higher telephone expenses driven by a greater number of defaulted consumer receivables to work. Mailings were responsible for 80.0% or $0.4 million of this increase, while the remaining 20.0% or $0.1 million was attributable to increased call volumes.
Rent and Occupancy
     Rent and occupancy expenses were $1.4 million for the three months ended September 30, 2010, an increase of $0.1 million or 7.7% compared to rent and occupancy expenses of $1.3 million for the three months ended September 30, 2009. The increase was primarily due to relocation of our IGS business to another location, the expansion of our Hampton, Virginia call center, the acquisition of CCB and increased utility charges.

Depreciation and Amortization
     Depreciation and amortization expenses were $3.3 million for the three months ended September 30, 2010, an increase of $1.0 million or 43.5% compared to depreciation and amortization expenses of $2.3 million for the three months ended September 30, 2009. The increase is mainly due to additional amortization expense incurred relating to the intangible assets of our newly acquired CCB subsidiary as well as continued capital expenditures on equipment, software, and computers related to our growth and systems upgrades.
Other Operating Expenses
     Other operating expenses were $2.6 million for the three months ended September 30, 2010, an increase of $0.3 million or 13.0% compared to other operating expenses of $2.3 million for the three months ended September 30, 2009. The increase was mainly due to increases in various expenses when compared to the prior year period. No individual item represents a significant portion of the overall increase.
Interest Income
     Interest income was $0 for both the three months ended September 30, 2010 and 2009.
Interest Expense
     Interest expense was $2.2 million for the three months ended September 30, 2010, a increase of $0.2 million compared to interest expense of $2.0 million for the three months ended September 30, 2009. The increase was mainly due to an increase in our average borrowings under our revolving credit facility for the three months ended September 30, 2010 compared to the same period in 2009 as well as the interest expense paid during 2010 relating to the interest rate swap, offset by a decrease in our weighted average interest rate which decreased to 2.43% for the three months ended September 30, 2010, as compared to 2.56% for the three months ended September 30, 2009, including the effect of the interest rate swap derivative.
Provision for Income Taxes
     Income tax expense was $11.9 million for the three months ended September 30, 2010, an increase of $5.2 million or 77.6% compared to income tax expense of $6.7 million for the three months ended September 30, 2009. The increase is mainly due to an increase of 82.1% in income before taxes for the three months ended September 30, 2010 as compared to the same period in 2009. This was offset by a decrease in the effective tax rate of 38.8% for the three months ended September 30, 2010, compared to an effective tax rate of 40.0% for the same period in 2009, primarily due to the impact of permanent items.
Nine months Ended September 30, 2010 Compared To Nine months Ended September 30, 2009
Revenues
     Total revenues were $272.0 million for the nine months ended September 30, 2010, an increase of $64.1 million or 30.8% compared to total revenues of $207.9 million for the nine months ended September 30, 2009.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $224.9 million for the nine months ended September 30, 2010, an increase of $65.2 million or 40.8% compared to income recognized on finance receivables, net of $159.7 million for the nine months ended September 30, 2009. The increase was primarily due to an increase in our cash collections on our owned defaulted consumer receivables to $385.0 million for the nine months ended September 30, 2010 compared to $272.7 million for the nine months September 30, 2009, an increase of $112.3 million or 41.2%. During the nine months ended September 30, 2010, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $4.94 billion at a cost of $281.9 million. During the nine months ended September 30, 2009, we acquired defaulted consumer receivable portfolios with an aggregate face value of $6.09 billion at a cost of $213.8 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the nine months ended September 30, 2010, we recorded net allowance charges of $19.7 million, the majority of which related to non-bankruptcy portfolios acquired in 2005 through 2007. For the nine months ended September 30, 2009, we recorded net allowance charges of $18.2 million, the majority of which related to non-bankruptcy portfolios acquired in 2005 through 2008. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables include: overall market pricing for pools of consumer receivables (which is driven by both supply and demand), new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and, consequentially, the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff.
Fee Income
     Fee income was $47.1 million for the nine months ended September 30, 2010, a decrease of $1.1 million or 2.3% compared to fee income of $48.2 million for the nine months ended September 30, 2009. Fee income declined as a result of a decrease in revenue generated by our IGS fee-for-service business and our government services businesses due primarily to the adverse impact of the economic slowdown on general business growth and governmental tax revenues, partially offset by an increase in revenue generated as compared to the prior year period as a result of the acquisition of CCB on March 15, 2010.
Operating Expenses
     Total operating expenses were $178.4 million for the nine months ended September 30, 2010, an increase of $29.0 million or 19.4% compared to total operating expenses of $149.4 million for the nine months ended September 30, 2009. Total operating expenses, including compensation and employee services expenses, were 41.3% of cash receipts for the nine months ended September 30, 2010, compared to 46.5% for the same period in 2009.
Compensation and Employee Services
     Compensation and employee services expenses were $91.7 million for the nine months ended September 30, 2010, an increase of $11.8 million or 14.8% compared to compensation and employee services expenses of $79.9 million for the nine months ended September 30, 2009. This increase is mainly due to an increase in our owned portfolio collection staff as well as the hiring of non-collection personnel mainly due to the expansion of our information technology department. Compensation and employee services expenses increased as total employees grew 12.8% to 2,421 as of September 30, 2010 from 2,146 as of September 30, 2009. Compensation and employee services expenses as a percentage of cash receipts decreased to 21.2% for the nine months ended September 30, 2010 from 24.9% of cash receipts for the same period in 2009.
Legal and Agency Fees and Costs
     Legal and agency fees and costs were $43.6 million for the nine months ended September 30, 2010, an increase of $9.1 million or 26.4% compared to legal and agency fees and costs of $34.5 million for the nine months ended September 30, 2009. Of the $9.1 million increase, $11.3 million was attributable to an increase in legal fees and costs resulting from accounts referred to both our in-house attorneys and outside independent contingent fee attorneys. This increase was largely due to the refinement of our internal scoring methodology that expanded our account selections for legal action. Growth in the size of our owned debt portfolios and expansion of our internal legal collection resources were also contributing factors. The increase in legal fees and costs was partially offset by a $2.2 million decline in agency fees. Total legal fees paid to independent contingent fee attorneys for the nine months ended September 30, 2010 were 22.3% of external legal cash collections compared to 23.0% for the nine months ended September 30, 2009. These legal fees represent the contingent fees for the cash collections generated by our independent third party attorney network. Total legal costs paid to bring suit on our legal accounts totaled $21.4 million for the nine months ended September 30, 2010 and $11.5 million for the nine months ended September 30, 2009. As a percentage of total legal collections, these legal costs were 23.4% and 18.1% for the nine month periods ended September 30, 2010 and 2009, respectively.
Outside Fees and Services
     Outside fees and services expenses were $9.5 million for the nine months ended September 30, 2010, an increase of $2.6 million or 37.7% compared to outside fees and services expenses of $6.9 million for the nine months ended September 30, 2009. The $2.6 million increase was attributable to an increase in other outside fees and services and corporate legal expense.
Communications
     Communications expenses were $13.2 million for the nine months ended September 30, 2010, an increase of $2.0 million or 17.9% compared to communications expenses of $11.2 million for the nine months ended September 30, 2009. The increase was attributable to growth in mailings and higher telephone expenses driven by a greater number of defaulted consumer receivables to work. Mailings were responsible for 90.0% or $1.8 million of this increase, while the remaining 10.0% or $0.2 million was attributable to increased call volumes.
Rent and Occupancy
     Rent and occupancy expenses were $3.9 million for the nine months ended September 30, 2010, an increase of $0.4 million or 11.4% compared to rent and occupancy expenses of $3.5 million for the nine months ended September 30, 2009. The increase was primarily due to relocation of our IGS business to another location, the expansion of our Hampton, VA call center, the acquisition of CCB and increased utility charges.
Depreciation and Amortization
     Depreciation and amortization expenses were $9.1 million for the nine months ended September 30, 2010, an increase of $2.2 million or 31.9% compared to depreciation and amortization expenses of $6.9 million for the nine months ended September 30, 2009. The increase is mainly due to additional amortization expense incurred relating to the intangible assets of our newly acquired CCB subsidiary as well as continued capital expenditures on equipment, software, and computers related to our growth and systems upgrades.
Other Operating Expenses
     Other operating expenses were $7.5 million for the nine months ended September 30, 2010, an increase of $0.9 million or 13.6% compared to other operating expenses of $6.6 million for the nine months ended September 30, 2009. The increase was mainly due to increases in various expenses when compared to the prior year period. No individual item represents a significant portion of the overall increase.
Interest Income
     Interest income was $35,000 for the nine months ended September 30, 2010, an increase of $32,000 compared to interest income of $3,000 for the nine months ended September 30, 2009. This increase is the result of interest earned and a refund received on the overpayment of federal income taxes.

Interest Expense
     Interest expense was $6.5 million for the nine months ended September 30, 2010, an increase of $0.6 million compared to interest expense of $5.9 million for the nine months ended September 30, 2009. The increase was mainly due to an increase in our average borrowings under our revolving credit facility for the nine months ended September 30, 2010 compared to the same period in 2009 as well as the interest expense paid during 2010 relating to the interest rate swap, offset by a decrease in our weighted average interest rate which decreased to 2.41% for the nine months ended September 30, 2010 as compared to 2.67% for the nine months ended September 30, 2009.
Provision for Income Taxes
     Income tax expense was $33.8 million for the nine months ended September 30, 2010, an increase of $13.1 million or 63.3% compared to income tax expense of $20.7 million for the nine months ended September 30, 2009. The increase is mainly due to an increase of 65.5% in income before taxes for the nine months ended September 30, 2010 when compared to the same period in 2009. This was offset by a slight decrease in the effective tax rate of 38.9% for the nine months ended September 30, 2010 compared to 39.4% for the same period in 2009.
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
     To the extent that lower purchase price multiples are the ultimate result of more competitive pricing and lower yields, this will generally lead to higher amortization rates (payments applied to principal as a percentage of cash collections), lower operating margins and ultimately lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to increase. It is important to consider, however, that to the extent we can improve our collection operations by extracting additional cash from a discreet quantity and quality of accounts, and/or by extracting cash at a lower cost structure, we can put upward pressure on the collection to purchase price ratio and also on our operating margins. During 2008 and continuing through all of 2009, we made significant enhancements in our analytical abilities, management personnel and automated dialing capabilities, all with the intent to collect more cash at lower cost.

Entire Portfolio ($ in thousands)

			Unamortized		Percentage of	Percentage of Reserve	Actual Cash
			Purchase Price	Life to Date	Reserve	Allowance to Unamortized	Collections	Estimated	Total Estimated
Purchase	Purchase	Total Estimated	Balance at	Reserve	Allowance to	Purchase Price and	Including Cash	Remaining	Collections to
Period	Price (1)	Collections (2)	September 30, 2010 (3)	Allowance (4)	Purchase Price (5)	Reserve Allowance (6)	Sales	Collections (7)	Purchase Price (8)

1996	$3,080	$10,094	$0	$0	0%	0%	$10,024	$70	328%
1997	$7,685	$25,244	$0	$0	0%	0%	$25,057	$187	328%
1998	$11,089	$36,913	$0	$0	0%	0%	$36,506	$407	333%
1999	$18,898	$68,282	$0	$0	0%	0%	$66,901	$1,381	361%
2000	$25,020	$113,442	$0	$0	0%	0%	$110,146	$3,296	453%
2001	$33,481	$169,035	$0	$0	0%	0%	$165,568	$3,467	505%
2002	$42,325	$187,309	$0	$0	0%	0%	$182,872	$4,437	443%
2003	$61,448	$248,438	$0	$0	0%	0%	$240,944	$7,494	404%
2004	$59,177	$184,196	$462	$1,225	2%	2%	$176,311	$7,885	311%
2005	$143,171	$309,500	$23,563	$15,985	11%	10%	$265,608	$43,892	216%
2006	$107,701	$218,553	$29,349	$17,695	16%	14%	$163,894	$54,659	203%
2007	$258,271	$505,819	$111,183	$17,165	7%	6%	$316,096	$189,723	196%
2008	$275,130	$538,306	$166,926	$18,895	7%	6%	$246,306	$292,000	196%
2009	$281,641	$713,656	$213,969	$0	0%	0%	$190,109	$523,547	253%
YTD 2010	$278,266	$585,030	$261,787	$0	0%	0%	$47,901	$537,129	210%

Total	$1,606,383	$3,913,817	$807,239	$70,965	4%	4%	$2,244,243	$1,669,574	244%

Purchased Bankruptcy Portfolio ($ in thousands)

			Unamortized		Percentage of	Percentage of Reserve	Actual Cash
			Purchase Price	Life to Date	Reserve	Allowance to Unamortized	Collections	Estimated	Total Estimated
Purchase	Purchase	Total Estimated	Balance at	Reserve	Allowance to	Purchase Price and	Including Cash	Remaining	Collections to
Period	Price (1)	Collections (2)	September 30, 2010 (3)	Allowance (4)	Purchase Price (5)	Reserve Allowance (6)	Sales	Collections (7)	Purchase Price (8)

1996-2003	$0	$0	$0	$0	0%	0%	$0	$0	0%
2004	$7,469	$14,160	$13	$1,225	16%	14%	$14,113	$47	190%
2005	$29,302	$43,020	$340	$920	3%	3%	$42,577	$443	147%
2006	$17,643	$30,450	$269	$1,430	8%	7%	$28,321	$2,129	173%
2007	$78,933	$112,658	$31,286	$1,910	2%	2%	$74,210	$38,448	143%
2008	$108,603	$183,195	$72,428	$0	0%	0%	$78,709	$104,486	169%
2009	$156,094	$360,983	$132,970	$0	0%	0%	$75,372	$285,611	231%
YTD 2010	$172,703	$324,795	$167,846	$0	0%	0%	$21,327	$303,468	188%

Total	$570,747	$1,069,261	$405,152	$5,485	1%	1%	$334,629	$734,632	187%

Entire Portfolio Less Purchased Bankruptcy Portfolio ($ in thousands)

			Unamortized		Percentage of	Percentage of Reserve	Actual Cash
			Purchase Price	Life to Date	Reserve	Allowance to Unamortized	Collections	Estimated	Total Estimated
Purchase	Purchase	Total Estimated	Balance at	Reserve	Allowance to	Purchase Price and	Including Cash	Remaining	Collections to
Period	Price (1)	Collections (2)	September 30, 2010 (3)	Allowance (4)	Purchase Price (5)	Reserve Allowance (6)	Sales	Collections (7)	Purchase Price (8)

1996	$3,080	$10,094	$0	$0	0%	0%	$10,024	$70	328%
1997	$7,685	$25,244	$0	$0	0%	0%	$25,057	$187	328%
1998	$11,089	$36,913	$0	$0	0%	0%	$36,506	$407	333%
1999	$18,898	$68,282	$0	$0	0%	0%	$66,901	$1,381	361%
2000	$25,020	$113,442	$0	$0	0%	0%	$110,146	$3,296	453%
2001	$33,481	$169,035	$0	$0	0%	0%	$165,568	$3,467	505%
2002	$42,325	$187,309	$0	$0	0%	0%	$182,872	$4,437	443%
2003	$61,448	$248,438	$0	$0	0%	0%	$240,944	$7,494	404%
2004	$51,708	$170,036	$449	$0	0%	0%	$162,198	$7,838	329%
2005	$113,869	$266,480	$23,223	$15,065	13%	12%	$223,032	$43,448	234%
2006	$90,058	$188,103	$29,080	$16,265	18%	15%	$135,572	$52,531	209%
2007	$179,338	$393,161	$79,897	$15,255	9%	8%	$241,887	$151,274	219%
2008	$166,527	$355,111	$94,498	$18,895	11%	10%	$167,597	$187,514	213%
2009	$125,547	$352,673	$80,999	$0	0%	0%	$114,737	$237,936	281%
YTD 2010	$105,563	$260,235	$93,941	$0	0%	0%	$26,573	$233,662	247%

Total	$1,035,636	$2,844,556	$402,087	$65,480	6%	6%	$1,909,614	$934,942	275%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(3)	Unamortized purchase price balance refers to the purchase price less finance receivable amortization over the life of the portfolio.

(4)	Life to date reserve allowance refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals.

(5)	Percentage of reserve allowance to purchase price refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals, divided by the purchase price.

(6)	Percentage of reserve allowance to unamortized purchase price and reserve allowance refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals, divided by the sum of the unamortized purchase price and the life to date reserve allowance.

(7)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(8)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.
     The following table shows our net valuation allowances booked since we began accounting for our investment in finance receivables under the guidance of ASC 310-30.

($ in thousands)
									Allowance
Allowance		Purchase Period							Charge as
Period (1)	1996-2003	2004	2005	2006	2007	2008	2009-2010	Total	% of NFR (2)

Q1 05	$—	$—	$—	$—	$—	$—	$—	$—	0.0%
Q2 05	—	—	—	—	—	—	—	—	0.0%
Q3 05	—	—	—	—	—	—	—	—	0.0%
Q4 05	200	—	—	—	—	—	—	200	0.1%
Q1 06	—	—	175	—	—	—	—	175	0.1%
Q2 06	75	—	125	—	—	—	—	200	0.1%
Q3 06	200	—	75	—	—	—	—	275	0.1%
Q4 06	—	—	450	—	—	—	—	450	0.2%
Q1 07	(245)	—	610	—	—	—	—	365	0.1%
Q2 07	90	—	—	—	—	—	—	90	0.0%
Q3 07	200	320	660	—	—	—	—	1,180	0.4%
Q4 07	190	150	615	340	—	—	—	1,295	0.3%
Q1 08	120	650	910	1,105	—	—	—	2,785	0.6%
Q2 08	260	720	—	2,330	650	—	—	3,960	0.8%
Q3 08	(90)	60	325	1,135	2,350	—	—	3,780	0.7%
Q4 08	(400)	(140)	1,805	2,600	4,380	620	—	8,865	1.6%
Q1 09	(225)	35	1,150	910	2,300	2,050	—	6,220	1.1%
Q2 09	(230)	(220)	495	765	685	2,425	—	3,920	0.6%
Q3 09	(25)	(190)	1,170	1,965	340	4,750	—	8,010	1.2%
Q4 09	(120)	—	1,375	1,220	110	6,900	—	9,485	1.4%
Q1 10	—	—	2,795	1,175	2,900	—	—	6,870	0.9%
Q2 10	—	(80)	1,600	2,100	700	2,000	—	6,320	0.8%
Q3 10	—	(80)	1,650	2,050	2,750	150	—	6,520	0.8%

Total	$—	$1,225	$15,985	$17,695	$17,165	$18,895	$—	$70,965

Portfolio Purchases, net	$203,026	$59,177	$143,171	$107,701	$258,271	$275,130	$559,907	$1,606,383

(1)	Allowance period represents the quarter in which we recorded valuation allowances, net of any (reversals).

(2)	NFR refers to total net finance receivables as of the end of the allowance period presented.

     The following graph shows the purchase price of our owned portfolios by year and includes the year to date acquisition amount for the nine months ended September 30, 2010. The purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts.
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
     The following table, which excludes any proceeds from cash sales of finance receivables, demonstrates our ability to realize significant multi-year cash collection streams on our owned pools:
Cash Collections By Year, By Year of Purchase — Entire Portfolio

($ in thousands)
Purchase	Purchase				Cash Collection Period
Period	Price	1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	YTD 2010	Total

1996	$3,080	$7,295	$730	$496	$398	$285	$210	$237	$102	$83	$78	$48	$9,962
1997	7,685	15,138	2,630	1,829	1,324	1,022	860	597	437	346	215	151	24,549
1998	11,089	16,981	5,152	3,948	2,797	2,200	1,811	1,415	882	616	397	281	36,480
1999	18,898	18,207	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	1,328	875	66,209
2000	25,020	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	3,198	2,093	109,684
2001	33,481	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	5,299	3,317	160,077
2002	42,325	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	4,819	182,861
2003	61,448	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	7,915	240,945
2004	59,177	—	—	—	—	18,019	46,475	40,424	30,750	19,339	13,677	7,622	176,306
2005	143,171	—	—	—	—	—	18,968	75,145	69,862	49,576	33,366	18,691	265,608
2006	107,701	—	—	—	—	—	—	22,971	53,192	40,560	29,749	17,422	163,894
2007	258,271	—	—	—	—	—	—	—	42,263	115,011	94,805	64,017	316,096
2008	275,130	—	—	—	—	—	—	—	—	61,277	107,974	77,055	246,306
2009	281,641	—	—	—	—	—	—	—	—	—	57,338	132,771	190,109
YTD 2010	278,266	—	—	—	—	—	—	—	—	—	—	47,901	47,901

Total	$1,606,383	$64,515	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$262,166	$326,699	$368,003	$384,978	$2,236,987

Cash Collections By Year, By Year of Purchase — Purchased Bankruptcy only Portfolio

($ in thousands)
Purchase	Purchase				Cash Collection Period
Period	Price	1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	YTD 2010	Total

2004	$7,469	$—	$—	$—	$—	$743	$4,554	$3,956	$2,777	$1,455	$496	$132	$14,113
2005	29,302	—	—	—	—	—	3,777	15,500	11,934	6,845	3,318	1,203	42,577
2006	17,643	—	—	—	—	—	—	5,608	9,455	6,522	4,398	2,338	28,321
2007	78,933	—	—	—	—	—	—	—	2,850	27,972	25,630	17,758	74,210
2008	108,603	—	—	—	—	—	—	—	—	14,024	35,894	28,791	78,709
2009	156,094	—	—	—	—	—	—	—	—	—	16,635	58,737	75,372
YTD 2010	172,703	—	—	—	—	—	—	—	—	—	—	21,327	21,327

Total	$570,747	$—	$—	$—	$—	$743	$8,331	$25,064	$27,016	$56,818	$86,371	$130,286	$334,629

Cash Collections By Year, By Year of Purchase — Entire Portfolio less Purchased Bankruptcy Portfolio

($ in thousands)
Purchase	Purchase				Cash Collection Period
Period	Price	1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	YTD 2010	Total

1996	$3,080	$7,295	$730	$496	$398	$285	$210	$237	$102	$83	$78	$48	$9,962
1997	7,685	15,138	2,630	1,829	1,324	1,022	860	597	437	346	215	151	24,549
1998	11,089	16,981	5,152	3,948	2,797	2,200	1,811	1,415	882	616	397	281	36,480
1999	18,898	18,207	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	1,328	875	66,209
2000	25,020	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	3,198	2,093	109,684
2001	33,481	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	5,299	3,317	160,077
2002	42,325	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	4,819	182,861
2003	61,448	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	7,915	240,945
2004	51,708	—	—	—	—	17,276	41,921	36,468	27,973	17,884	13,181	7,490	162,193
2005	113,869	—	—	—	—	—	15,191	59,645	57,928	42,731	30,048	17,489	223,032
2006	90,058	—	—	—	—	—	—	17,363	43,737	34,038	25,351	15,083	135,572
2007	179,338	—	—	—	—	—	—	—	39,413	87,039	69,175	46,260	241,887
2008	166,527	—	—	—	—	—	—	—	—	47,253	72,080	48,264	167,597
2009	125,547	—	—	—	—	—	—	—	—	—	40,703	74,034	114,737
YTD 2010	105,563	—	—	—	—	—	—	—	—	—	—	26,573	26,573

Total	$1,035,636	$64,515	$53,148	$79,253	$117,052	$152,661	$183,045	$211,329	$235,150	$269,881	$281,632	$254,692	$1,902,358

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
Number of Collectors by Tenure

	One year +(1)
	2005	2006	2007	2008	2009	2010

Q1	319	331	340	314	488	690
Q2	319	342	360	348	587	711
Q3	324	324	397	410	604	742
Q4	327	340	327	452	638	—

	Less than one year(2)
	2005	2006	2007	2008	2009	2010

Q1	345	360	435	688	621	686
Q2	330	372	481	744	612	681
Q3	268	402	475	631	585	642
Q4	364	375	553	739	676	—

	Total(2)
	2005	2006	2007	2008	2009	2010

Q1	664	691	775	1,002	1,109	1,376
Q2	649	714	841	1,092	1,199	1,392
Q3	592	726	872	1,041	1,189	1384
Q4	691	715	880	1,191	1,314	—

(1)	Calculated based on actual employees (collectors) with one year of service or more.

(2)	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE.”
     The tables below contain our past five years of collector productivity metrics as defined by calendar quarter.
QTD Cash Collections per Hour Paid (1)

	Total cash collections
	2005	2006	2007	2008	2009	2010

Q1	$136	$152	$156	$133	$147	$182
Q2	$138	$146	$142	$136	$143	$188
Q3	$135	$145	$131	$134	$144	$200
Q4	$126	$142	$119	$123	$148	—

	Non-legal cash collections(2)
	2005	2006	2007	2008	2009	2010

Q1	$96	$106	$108	$96	$118	$154
Q2	$92	$99	$96	$99	$116	$160
Q3	$88	$98	$88	$99	$119	$170
Q4	$82	$94	$80	$94	$123	—

	Non-bankruptcy cash collections(3)
	2005	2006	2007	2008	2009	2010

Q1	$132	$141	$141	$116	$120	$135
Q2	$132	$132	$129	$115	$114	$127
Q3	$129	$129	$120	$110	$111	$127
Q4	$120	$127	$107	$98	$109	—

	Non-legal/non-bankruptcy cash collections(4)
	2005	2006	2007	2008	2009	2010

Q1	$92	$95	$92	$79	$90	$106
Q2	$85	$85	$83	$78	$87	$100
Q3	$82	$82	$76	$76	$87	$97
Q4	$77	$80	$68	$69	$84	—

(1)	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to collectors (including those in training).

(2)	Represents total cash collections less external legal cash collections.

(3)	Represents total cash collections less purchased bankruptcy cash collections from trustee-administered accounts.

(4)	Represents total cash collections less external legal cash collections and less purchased bankruptcy cash collections from trustee-administered accounts.
     Cash collections have substantially exceeded income recognized on finance receivables in each quarter since our formation. The following chart illustrates the consistent excess of our cash collections on our owned portfolios over the income recognized on finance receivables, net on a quarterly basis. The difference between cash collections and income recognized is referred to as payments applied to principal. It is also referred to as finance receivable amortization. This finance receivable amortization is the portion of cash collections that is used to recover the cost of the portfolio investment represented on the balance sheet.
(1)	Includes cash collections on finance receivables only and excludes cash proceeds from sales of defaulted consumer receivables.

     The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q32010	Q22010	Q12010	Q42009	Q32009	Q22009	Q12009	Q42008	Q32008

Call Center & Other Collections	$51,711	$54,477	$56,987	$45,365	$48,590	$50,052	$50,914	$41,268	$43,949
External Legal Collections	20,217	18,819	18,276	15,496	15,330	16,527	17,790	18,424	21,590
Internal Legal Collections	12,130	11,362	10,714	7,570	6,196	4,263	3,539	2,652	2,106
Purchased Bankruptcy Collections	53,319	43,748	33,219	26,855	22,251	19,637	17,628	16,904	15,362
Rollforward of Net Finance Receivables
     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios (amounts in thousands).

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Balance at beginning of period	$775,606	$624,592	$693,462	$563,830
Acquisitions of finance receivables, net of buybacks (1)	88,984	74,318	273,858	210,116

Cash collections applied to principal on finance receivables (2)	(57,351)	(38,031)	(160,081)	(113,067)

Balance at end of period	$807,239	$660,879	$807,239	$660,879

Estimated Remaining Collections (“ERC”) (3)	$1,669,574	$1,331,912	$1,669,574	$1,331,912

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as finance receivable amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item; however, it is provided here for informational purposes.
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
Portfolios by Type and Geography
     The following table categorizes our life to date owned portfolios at September 30, 2010 into the major asset types represented (amounts in thousands):

			Life to Date
			Purchased Face
			Value of Defaulted
			Consumer
			Receivables
Asset Type	No. of Accounts	%	(1)%
Major Credit Cards	14,220	59.8%	$38,321,385	72.3%
Consumer Finance	5,285	22.2%	6,195,641	11.7%
Private Label Credit Cards	3,776	15.9%	5,171,199	9.8%
Auto Deficiency	510	2.1%	3,278,611	6.2%

Total:	23,791	100.0%	$52,966,836	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.
     The following chart shows details of our life to date buying activity as of September 30, 2010 (amounts in thousands). We actively seek to purchase both bankrupt and non-bankrupt accounts at any point in the delinquency cycle.

			Life to Date
			Purchased Face
			Value of Defaulted
			Consumer
			Receivables
Account Type	No. of Accounts	%	(1)%
Fresh	1,320	5.5%	$4,109,213	7.8%
Primary	3,620	15.2%	6,212,667	11.7%
Secondary	3,825	16.1%	6,121,552	11.6%
Tertiary	3,937	16.5%	5,017,483	9.5%
BK Trustees	3,439	14.5%	15,174,713	28.6%
Other	7,650	32.2%	16,331,208	30.8%

Total:	23,791	100.0%	$52,966,836	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.
     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have more debtor-friendly laws than others and, therefore, are less desirable from a collectability perspective. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically at September 30, 2010 (amounts in thousands):

			Life to Date
			Purchased Face		Original Purchase
			Value of Defaulted		Price of Defaulted
			Consumer		Consumer
			Receivables		Receivables
Geographic Distribution	No. of Accounts	%	(1)%		(2)%
California	2,444	10%	$6,799,417	13%	$197,164	12%
Texas	3,768	16%	6,118,228	12%	153,383	9%
Florida	1,864	8%	5,059,455	10%	145,930	9%
New York	1,401	6%	3,283,264	6%	94,105	6%
Pennsylvania	830	3%	2,014,301	4%	64,247	4%
North Carolina	842	4%	1,865,383	4%	55,885	3%
Illinois	935	4%	1,852,381	3%	62,859	4%
Ohio	825	3%	1,842,272	3%	68,544	4%
Georgia	748	3%	1,708,829	3%	64,948	4%
New Jersey	552	2%	1,512,003	3%	47,417	3%
Michigan	632	3%	1,432,679	3%	50,993	3%
Virginia	655	3%	1,141,459	2%	39,343	2%
Tennessee	501	2%	1,105,474	2%	41,156	3%
Arizona	399	2%	1,070,902	2%	31,577	2%
Massachusetts	423	2%	1,023,540	2%	30,855	2%
South Carolina	416	2%	946,733	2%	27,430	2%
Other (3)	6,556	27%	14,190,516	26%	466,934	28%

Total:	23,791	100%	$52,966,836	100%	$1,642,770	100%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

(2)	The “Original Purchase Price of Defaulted Consumer Receivables” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.
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
     As of September 30, 2010, cash and cash equivalents totaled $20.3 million, consistent with the amount as of December 31, 2009. Total debt outstanding on our $365 million line of credit was $288.5 million as of September 30, 2010, which represents availability of $76.5 million.
     We have in place forward flow commitments for the purchase of defaulted consumer receivables over the next 12 months of approximately $104.8 million as of September 30, 2010. Additionally we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements. We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit agreement would be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and a material amount of additional portfolio purchasing in excess of the currently committed flow amounts during the next twelve months.
     We are cognizant of the current market fundamentals in the debt purchase and company acquisition market which, because of significant supply and tight capital availability, could cause increased buying opportunities to arise. Accordingly, we filed a $150 million shelf registration during the third quarter of 2009. We issued $75.5 million of equity securities under that registration statement during February of 2010 in order to take advantage of market opportunities while retaining the ability to issue up to an additional $74.5 million of equity or debt securities under the shelf registration statement in the future. The outcome of any future transaction is subject to market conditions. In addition, due to these opportunities, we continue to work with our current bank group and others on a new and expanded syndicated loan facility with a goal of closing on an increased syndicated line of credit during the fourth quarter of 2010, but no later than the expiration of our current facility. We are seeking to increase the total line to approximately $400 to $450 million. Based on current market conditions, we expect the interest rate on a new, expanded revolving floating rate line of credit will be higher than the rate on our current revolving floating rate line of credit. Borrowings under the current revolving floating rate line of credit bear interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40%, which equated to 1.66% at September 30, 2010. Based on initial indications, the interest rate on a new, expanded line of credit, if consummated, could increase to the one month LIBOR Market Index Rate plus approximately 2.75%, which equated to 3.01% at September 30, 2010. Refer to the “Borrowings” section below for additional information on the line of credit.
     With the acquisition of a controlling interest in CCB, we have the right to call the noncontrolling interest through February 2015. In addition, the noncontrolling interest has the right to put the remainder of the shares to us beginning in March 2012 and ending February 2018. The total maximum amount we would have to pay in any scenario is $22.8 million.
     We file income taxes using the cost recovery method for tax revenue recognition. We were notified on June 21, 2007 that we were being examined by the Internal Revenue Service for the 2005 calendar year. The IRS has concluded its audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has proposed that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. On April 22, 2009, we filed a formal protest of the findings contained in the examination report prepared by the IRS. We believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary for these tax positions. If we are unsuccessful in our appeal, we may ultimately be required to pay the related deferred taxes and any potential interest, possibly requiring additional financing from other sources.
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
     Our operating activities provided cash of $103.4 million and $64.2 million for the nine months ended September 30, 2010 and 2009, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period. The increase was due mostly to changes in deferred taxes and an increase in net income to $53.2 million for the nine months ended September 30, 2010 from $31.9 million for the nine months ended September 30, 2009. The remaining changes were due to net changes in other accounts related to our operating activities.
     Our investing activities used cash of $143.0 million and $100.2 million during the nine months ended September 30, 2010 and 2009, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment and business acquisitions. The majority of the increase was due to cash payments for business acquisitions totaling $23.1 million during the nine months ended September 30, 2010, as compared to $100,000 during the nine months ended September 30, 2009, as well as an increase in acquisitions of finance receivables, which increased from $210.1 million for the nine months ended September 30, 2009 to $273.9 million for the nine months ended September 30, 2010, partially offset by an increase in collections applied to principal on finance receivables from $113.1 million for the nine months ended September 30, 2009 to $160.1 million for the nine months ended September 30, 2010.
     Our financing activities provided cash of $39.7 million and $42.0 million during the nine months ended September 30, 2010 and 2009, respectively. Cash is provided by draws on our line of credit, proceeds from equity offerings, proceeds from debt financing and stock option exercises. Cash used in financing activities is primarily driven by payments on our line of credit and principal payments on long-term debt and capital lease obligations. The majority of the increase was due to cash proceeds received from our $75.5 million equity offering during the nine months ended September 30, 2010, partially offset by $30.8 million in net repayments on our line of credit during the nine months ended September 30, 2010, as compared to net borrowings on our line of credit of $38.0 million during the same period in 2009.
     Cash paid for interest was $6.5 million and $6.0 million for the nine months ended September 30, 2010 and 2009, respectively. Interest was paid on our line of credit, long-term debt, capital lease obligations and our interest rate swap agreement. The increase was mainly due to an increase in our average borrowings for the nine months ended September 30, 2010 compared to the same period in 2009 as well as the interest expense paid during 2010 relating to the interest rate swap, offset by a decrease in our weighted average interest rate which decreased to 2.41% for the nine months ended September 30, 2010 as compared to 2.67% for the nine months ended September 30, 2009.
Borrowings
     On November 29, 2005, we entered into a Loan and Security Agreement for a revolving line of credit. The agreement has been amended six times to add additional lenders and ultimately increase the total availability of credit under the line to $365 million. The agreement is a line of credit in an amount equal to the lesser of $365 million or 30% of our ERC of all our eligible asset pools. Borrowings under the revolving credit facility bear interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40%, which equated to 1.66% at September 30, 2010. Of the $365 million facility, $50 million was locked in as an interest only term loan at a rate of 6.80% and expires on May 4, 2012. The remaining $315 million expires on May 2, 2011. We also pay an unused line fee equal to three-tenths of one percent, or 30 basis points, on any unused portion of the line of credit. The loan is collateralized by substantially all our tangible and intangible assets. The agreement provides as follows:
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
     As of September 30, 2010 and 2009, outstanding borrowings under the facility totaled $288.5 million and $306.3 million, respectively, of which $50.0 million was part of the non-revolving fixed rate sub-limit. The average balance on the revolving portion of the credit facility for the three months ended September 30, 2010 and 2009 was $246.7 million and $238.8 million, respectively. As of September 30, 2010, we were in compliance with all of the covenants of the agreement.
     Other borrowings at September 30, 2010, consisted of $1.0 million of long-term debt which matures on February 28, 2012.
Stockholders’ Equity
     Stockholders’ equity was $468.5 at September 30, 2010 and $335.5 million at December 31, 2009. The increase was attributable primarily to $71.7 in net proceeds from a stock offering and $52.8 million in net income.
Contractual Obligations
     Our contractual obligations as of September 30, 2010 were as follows (amounts in thousands):

	Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$20,097	$4,083	$8,178	$5,416	$2,420
Line of Credit (1)	297,106	245,123	51,983	—	—
Long-term Debt	1,034	730	304	—	—
Purchase Commitments (2) (3)	130,976	108,001	15,375	7,600	—
Employment Agreements	10,160	8,359	1,647	154	—

Total	$459,373	$366,296	$77,487	$13,170	$2,420

(1)	To the extent that a balance is outstanding on our lines of credit, the revolving portion would be due in May, 2011 and the non-revolving fixed rate sub-limit portion would be due in May 2012. This amount also includes estimated interest and unused line fees due on the line of credit for both the fixed rate and variable rate components as well as interest due on our interest rate swap. This estimate also assumes that the balance on the line of credit remains constant from the September 30, 2010 balance of $288.5 million and the balance is paid in full at its respective maturity.

(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $104.8 million.

(3)	This amount includes $1.0 million of remaining consideration to be paid relating to the acquisition of CCB as well as the maximum remaining purchase price of $22.8 million to be paid to acquire the noncontrolling interest of CCB.
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
     In April 2010, the FASB issued ASU No. 2010-18, “Receivables” (Topic 310): “Effect of a Loan Modification When the Loan Is Part of a Pool that is Accounted for as a Single Asset” (‘ASU 2010-18”), which clarifies the accounting for acquired loans that have evidence of a deterioration in credit quality since origination (referred to as “Subtopic 310-30 Loans”). Under ASU 2010-18, an entity may not apply troubled debt restructuring (“TDR”) accounting guidance to individual Subtopic 310-30 loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses, or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Subtopic 310-30 loans that are accounted for individually would continue to be subject to TDR accounting guidance. A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of ASU 2010-18. ASU 2010-18 is effective for interim or annual periods ending on or after July 15, 2010. We adopted ASU 2010-18 during the third quarter of 2010, which had no material effect on our consolidated financial statements.

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
     We establish valuation allowances for all acquired accounts subject to ASC 310-30 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At September 30, 2010, we had a $71.0 million valuation allowance on our finance receivables.
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
     We believe that, at September 30, 2010, there were no indicators of potential impairment of goodwill. Therefore, no early review of goodwill for impairment was performed. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Our exposure to market risk relates to interest rate risk with our variable rate credit line. The average borrowings on our variable rate credit line were $246.7 million and $238.8 million for the three months ended September 30, 2010 and 2009, respectively. Assuming a 200 basis point increase in interest rates, interest expense would have increased by $1.2 million for the three months ended September 30, 2010 and 2009, respectively. At September 30, 2010 and 2009, we had $238.5 million and $256.3 million, respectively, of variable rate debt outstanding on our credit line. We do not have any other variable rate debt outstanding at September 30, 2010. Significant increases in future interest rates on the variable rate credit line could lead to a material decrease in future earnings assuming all other factors remained constant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are from time to time subject to routine legal claims and proceedings, most of which are incidental to the ordinary course of our business. We initiate lawsuits against consumers and are occasionally countersued by them in such actions. Also, consumers, either individually, as members of a class action, or through a governmental entity on behalf of consumers, may initiate litigation against us, in which they allege that we have violated a state or federal law in the process of collecting on an account. From time to time, other types of lawsuits are brought against us. We maintain appropriate levels of errors and omissions insurance coverage to protect us against financial losses associated with potential litigation involving us, and while it is not expected that these or any other legal proceedings or claims in which we are involved will, either individually or in the aggregate, have a material adverse impact on our results of operations, liquidity or our financial condition, the matters described below falls outside of the normal parameters of our routine legal proceedings.
     We are currently a defendant in a purported class action counterclaim entitled PRA v. Barkwell, 4:09-cv-00113-CDL, which was filed in response to a motion filed by PRA that sought to confirm an arbitration award, in the amount of $9,781.43. The counterclaim, which was filed against us, the National Arbitration Forum (“NAF”) and MBNA America Bank, N.A., on July 29, 2009 in the Superior Court of Muscogee County, Georgia, and has since been removed to the United States District Court for the Middle District of Georgia, where it is currently pending. The counterclaim alleges that in pursuing arbitration claims against Barkwell and other consumer debtors, pursuant to the terms and conditions of their respective cardholder agreements, we breached a duty of good faith and fair dealing and made negligent misrepresentations concerning its “arbitration practices.” The counterclaim asserts that because NAF was financially tied to Axiant, LLC, a large, nationwide debt collector, NAF lacked the necessary independence and impartiality to conduct arbitration proceedings, such as the ones filed by PRA, including the arbitration claim that was filed against Mr. Barkwell. Barkwell asserts that PRA knew, or should have known, of the relationship between NAF and Axiant, and brought this action on behalf of a purported class of consumers to, among other things, vacate the arbitration awards that we have obtained before NAF and have us disgorge the amounts collected with respect to such awards. While it is not possible at this time to accurately estimate the possible loss, if any, as we believe we have meritorious defenses to the allegations made in this counterclaim and intend to defend ourselves vigorously against them. This matter has not progressed to the discovery stage yet, therefore the Company currently lacks the necessary information to determine the aggregate amount of arbitration claims potentially impacted by the purported class herein.
     As previously disclosed, we are a defendant in another purported class action related to matters previously brought before NAF, styled PRA v. Freeman (Case No.: 10-CVD-1003) which was filed in the District Court for Wake County, North Carolina on or about March 26, 2010. The court in PRA v. Freeman recently heard arguments on the motion to dismiss that the Company had filed earlier this year and has informed the parties that the matter will be dismissed, pending submission of an appropriate order. We anticipate submitting such an order and having the matter dismissed imminently.
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

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)
Date: November 9, 2010	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 9, 2010	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)