Form 10-K/A
period 2009-12-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2010-12-17
CIK 1185348

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
Common Stock, $0.01 par value per share
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate_Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

     Documents incorporated by reference: Portions of the Proxy Statement filed on April 23, 2010 for our 2010 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 13 and 14 of Part III of this Form 10-K/A.
EXPLANATORY NOTE
     The purpose of this Annual Report on Form 10-K/A is to amend Part I, Items 1A and 3, the Supplemental Performance Data section in Part II, Item 7, Part III, Items 10, 11, 13 and 14, and Part IV Item 15 (together, the “Amended Items”) of our Annual Report on Form 10-K for the period ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2010 (the “Original 10-K”).
     The Amended Items have been amended and restated to respond to comments issued by the Staff of the Securities and Exchange Commission and to supplement and clarify previous disclosures. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original 10-K on February 16, 2010 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the Original 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our filings with the SEC subsequent to the filing of the Original 10-K.
     Pursuant to the rules of the Securities and Exchange Commission, we have also included currently dated certifications from our principal executive and principal financial officers, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 31.1, 31.2 and 32.1 to this report.
     No other changes have been made to the Original 10-K.

PART I
Item 1A. Risk Factors.
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
We serve markets that are highly competitive, and we may be unable to compete with businesses that may have greater resources than we have
     We face competition in both of the markets we serve — owned portfolio and fee based accounts receivable management — from new and existing providers of outsourced receivables management services, including other purchasers of defaulted consumer receivables portfolios, third-party contingent fee collection agencies and debt owners that manage their own defaulted consumer receivables rather than outsourcing them. The accounts receivable management industry is highly fragmented and competitive, consisting of approximately 6,500 consumer and commercial agencies, most of which compete in the contingent fee business.
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
Changes in governmental laws and regulations could increase our costs and liabilities or impact our operations
     Changes in laws and regulations and the manner in which they are interpreted or applied may alter our business environment. This could affect our results of operations or increase our liabilities. These negative impacts could result from changes in collection laws, laws related to credit reporting, consumer bankruptcy, accounting standards, taxation requirements, employment laws and communications laws, among others. It is possible that we could become subject to additional liabilities in the future resulting from changes in laws and regulations that could result in an adverse effect on our results of operations and financial condition. Specifically, we know that both federal and state governments are currently reviewing existing law related to debt collection, in order to determine if any changes are needed. In connection therewith, on December 16, 2009, the Federal Trade Commission issued an order to the nation’s nine largest debt buyers, including us, to submit information about current practices in relation to buying and collecting consumer debt, which the FTC intends to use for a study of the debt-buying industry. We intend to work closely with the FTC in connection with its study, subject to applicable law.
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

     In addition, we are subject to Section 203 of the Delaware General Corporation Law which provides certain restrictions on business combinations between us and any party acquiring a 15% or greater interest in our voting stock other than in a transaction approved by our board of directors and, in certain cases, by our stockholders. These provisions of our certificate of incorporation and by-laws and Delaware law could delay or prevent a change in control, even if our stockholders support such proposals. Moreover, these provisions could diminish the opportunities for stockholders to participate in certain tender offers, including tender offers at prices above the then current market value of our common stock, and may also inhibit increases in the trading price of our common stock that could result from takeover attempts or speculation.
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
PART II
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
     Information about our owned portfolios as of December 31, 2009 is as follows:
Entire Portfolio ($ in thousands)

			Percentage of	Unamortized	Percentage of Reserve	Actual Cash
		Life to Date	Reserve	Purchase Price	Allowance to Unamortized	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Allowance to	Balance at	Purchase Price and	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	Allowance (2)	Purchase Price (3)	December 31, 2009 (4)	Reserve Allowance (5)	Sales	Collections (6)	Collections (7)	Purchase Price (8)
1996	$3,080	$0	0%	$0	0%	$9,976	$80	$10,056	326%
1997	$7,685	$0	0%	$0	0%	$24,905	$211	$25,116	327%
1998	$11,089	$0	0%	$0	0%	$36,226	$511	$36,737	331%
1999	$18,898	$0	0%	$0	0%	$66,026	$1,465	$67,491	357%
2000	$25,020	$0	0%	$3	0%	$108,053	$3,445	$111,498	446%
2001	$33,481	$0	0%	$0	0%	$162,251	$2,264	$164,515	491%
2002	$42,325	$0	0%	$0	0%	$178,053	$3,411	$181,464	429%
2003	$61,449	$0	0%	$236	0%	$233,029	$7,845	$240,874	392%
2004	$59,179	$1,385	2%	$1,246	53%	$168,689	$12,508	$181,197	306%
2005	$143,173	$9,940	7%	$36,278	22%	$246,918	$70,759	$317,677	222%
2006	$107,743	$12,370	11%	$40,522	23%	$146,473	$76,853	$223,326	207%
2007	$258,357	$10,815	4%	$149,434	7%	$252,079	$262,028	$514,107	199%
2008	$275,213	$16,745	6%	$199,519	8%	$169,253	$372,034	$541,287	197%
2009	$285,834	$0	0%	$266,224	0%	$57,339	$602,032	$659,371	231%
Purchased Bankruptcy Portfolio ($ in thousands)

			Percentage of	Unamortized	Percentage of Reserve	Actual Cash
		Life to Date	Reserve	Purchase Price	Allowance to Unamortized	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Allowance to	Balance at	Purchase Price and	Including Cash	Remaining	Total Estimated	Collections to
Period	Price (1)	Allowance (2)	Purchase Price (3)	December 31, 2009 (4)	Reserve Allowance (5)	Sales	Collections (6)	Collections (7)	Purchase Price (8)
1996	$0	$0	0%	$0	0%	$0	$0	$0	0%
1997	$0	$0	0%	$0	0%	$0	$0	$0	0%
1998	$0	$0	0%	$0	0%	$0	$0	$0	0%
1999	$0	$0	0%	$0	0%	$0	$0	$0	0%
2000	$0	$0	0%	$0	0%	$0	$0	$0	0%
2001	$0	$0	0%	$0	0%	$0	$0	$0	0%
2002	$0	$0	0%	$0	0%	$0	$0	$0	0%
2003	$0	$0	0%	$0	0%	$0	$0	$0	0%
2004	$7,469	$1,285	17%	$31	98%	$13,981	$91	$14,072	188%
2005	$29,302	$800	3%	$1,323	38%	$41,373	$1,821	$43,194	147%
2006	$17,643	$1,480	8%	$911	62%	$25,983	$3,153	$29,136	165%
2007	$78,933	$110	0%	$45,658	0%	$56,451	$59,821	$116,272	147%
2008	$108,614	$0	0%	$86,353	0%	$49,919	$133,126	$183,045	169%
2009	$159,007	$0	0%	$155,754	0%	$16,635	$323,718	$340,353	214%

Entire Portfolio less Purchased Bankruptcy Portfolio ($ in thousands)

			Percentage of	Unamortized	Percentage of Reserve	Actual Cash
		Life to Date	Reserve	Purchase Price	Allowance to Unamortized	Collections	Estimated		Total Estimated
Purchase	Purchase	Reserve	Allowance to	Balance at	Purchase Price and	Including Cash	Remaining	Total Estimated	Collections to
Period	Price(1)	Allowance (2)	Purchase Price (3)	December 31, 2009 (4)	Reserve Allowance (5)	Sales	Collections (6)	Collections (7)	Purchase Price (8)
1996	$3,080	$0	0%	$0	0%	$9,976	$80	$10,056	326%
1997	$7,685	$0	0%	$0	0%	$24,905	$211	$25,116	327%
1998	$11,089	$0	0%	$0	0%	$36,226	$511	$36,737	331%
1999	$18,898	$0	0%	$0	0%	$66,026	$1,465	$67,491	357%
2000	$25,020	$0	0%	$3	0%	$108,053	$3,445	$111,498	446%
2001	$33,481	$0	0%	$0	0%	$162,251	$2,264	$164,515	491%
2002	$42,325	$0	0%	$0	0%	$178,053	$3,411	$181,464	429%
2003	$61,449	$0	0%	$236	0%	$233,029	$7,845	$240,874	392%
2004	$51,710	$100	0%	$1,215	8%	$154,708	$12,417	$167,125	323%
2005	$113,871	$9,140	8%	$34,955	21%	$205,545	$68,938	$274,483	241%
2006	$90,100	$10,890	12%	$39,611	22%	$120,490	$73,700	$194,190	216%
2007	$179,424	$10,705	6%	$103,775	9%	$195,628	$202,207	$397,835	222%
2008	$166,599	$16,745	10%	$113,166	13%	$119,334	$238,908	$358,242	215%
2009	$126,827	$0	0%	$110,470	0%	$40,704	$278,314	$319,018	252%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Life to date reserve allowance refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals.

(3)	Percentage of reserve allowance to purchase price refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals, divided by the purchase price.

(4)	Unamortized purchase price balance refers to the purchase price less amortization over the life of the portfolio.

(5)	Percentage of purchase price remaining unamortized refers to the amount of unamortized purchase price divided by the purchase price.

(6)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(7)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(8)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

     The following table shows our net valuation allowances booked since we began accounting for our investment in finance receivables under the guidance of ASC 310-30.
($ in thousands)

Allowance	Purchase Period
Period(1)	1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	Total

Q1 05	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Q2 05	—	—	—	—	—	—	—	—	—	—	$—
Q3 05	—	—	—	—	—	—	—	—	—	—	$—
Q4 05	—	200	—	—	—	—	—	—	—	—	$200
Q1 06	—	—	—	—	—	175	—	—	—	—	$175
Q2 06	—	75	—	—	—	125	—	—	—	—	$200
Q3 06	—	200	—	—	—	75	—	—	—	—	$275
Q4 06	—	—	—	—	—	450	—	—	—	—	$450
Q1 07	—	(245)	—	—	—	610	—	—	—	—	$365
Q2 07	—	70	—	20	—	—	—	—	—	—	$90
Q3 07	—	50	—	150	320	660	—	—	—	—	$1,180
Q4 07	—	—	—	190	150	615	340	—	—	—	$1,295
Q1 08	—	—	—	120	650	910	1,105	—	—	—	$2,785
Q2 08	—	(140)	—	400	720	—	2,330	650	—	—	$3,960
Q3 08	—	(30)	—	(60)	60	325	1,135	2,350	—	—	$3,780
Q4 08	—	(75)	—	(325)	(140)	1,805	2,600	4,380	620	—	$8,865
Q1 09	—	(105)	—	(120)	35	1,150	910	2,300	2,050	—	$6,220
Q2 09	—	—	—	(230)	(220)	495	765	685	2,425	—	$3,920
Q3 09	—	—	—	(25)	(190)	1,170	1,965	340	4,750	—	$8,010
Q4 09	—	—	—	(120)	—	1,375	1,220	110	6,900	—	$9,485

Total	$—	$—	$—	$—	$1,385	$9,940	$12,370	$10,815	$16,745	$—	$51,255

Purchase Price	$65,772	$33,481	$42,325	$61,449	$59,179	$143,173	$107,743	$258,357	$275,213	$285,834	$1,332,525

(1)	Allowance period represents the quarter in which we recorded valuation allowances, net of any (reversals).
     The following graph shows the purchase price of our owned portfolios by year beginning in 1996. The purchase price number represents the cash paid to the seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts.
     As shown in the above chart, the composition of our purchased portfolios has shifted in favor of bankrupt accounts in recent years. We began buying bankrupt accounts during 2004 and slowly increased the volume of accounts we acquired through 2006 as we tested our models, refined our processes and proved out our operating assumptions. After observing a high level of modeling confidence in our early purchases, we began increasing our level of purchases more dramatically during the period from 2007 through 2009.

     Our ability to profitably purchase and liquidate pools of bankrupt accounts provides diversity to our distressed asset acquisition business. Although we generally buy bankrupt assets from many of the same consumer lenders from whom we acquire charged off (“Core”) consumer accounts, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of pools purchased in the bankrupt and Core markets may differ over time. We have found periods when bankrupt accounts were more profitable and other times when Core accounts were more profitable. From 2004 through 2008, our bankruptcy buying fluctuated between 13% and 39% of our total portfolio purchasing in those years. In 2009, for the first time in our history, bankruptcy purchasing exceeded that of our Core buying, finishing at 55% of total portfolio purchasing for the year. This occurred as severe dislocations in the financial markets, coupled with legislative uncertainty, caused pricing in the bankruptcy market to decline substantially thereby driving our strategy to make advantageous bankruptcy portfolio acquisitions during this period.
     In order to collect our Core portfolios, we generally need to employ relatively higher amounts of labor and incur additional collection costs to generate each dollar of cash collections as compared with bankruptcy portfolios. In order to achieve acceptable levels of net return on investment (after direct expenses), we are generally targeting a total cash collections to purchase price multiple in the 2.5-3.0x range. On the other hand, bankrupt accounts generate the majority of cash collections through the efforts of the U.S. bankruptcy courts. In this process, cash is remitted to our Company with no corresponding cost other than the cost of filing claims at the time of purchase and general administrative costs for monitoring the progress of each account through the bankruptcy process. As a result, overall collection costs are much lower for us when liquidating a pool of bankrupt accounts as compared to a pool of Core accounts, but conversely the price we pay for bankrupt accounts is generally higher than Core accounts. We generally target similar returns on investment (measured after direct expenses) for bankrupt and Core portfolios at any given point in the market cycles. However, because of the lower related collection costs, we can pay more for bankrupt portfolios, which causes the estimated total cash collections to purchase price multiples of bankrupt pools to be in the 1.4-2.0x range generally. In summary, compared to a pool of Core accounts, to the extent both pools had identical targeted returns on investment (measured after direct expenses), the bankrupt pool would be expected to generate less revenue, a lower yield, less direct expenses, similar operating income, and a higher operating margin.
     In addition, collections on younger, newly filed bankrupt accounts tend to be of a lower magnitude in the earlier months when compared to Core charge-off accounts. This lower level of early period collections is due to the fact that 1) we purchase primarily accounts that represent unsecured claims in bankruptcy, and 2) these unsecured claims are scheduled to begin paying out after the secured and priority claims. As a result of the administrative processes regarding payout priorities within the court-administered bankruptcy plans, unsecured creditors do not generally begin receiving meaningful collections on unsecured claims until 12 to 18 months after the bankruptcy filing date. Therefore, to the extent that we purchase portfolios with more recent bankruptcy filing dates, as we did to a significant extent in 2009, we would expect to experience a delay in cash collections compared with Core charged-off accounts.
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

Actual Cash Collections and Cash Sales vs. Original Projections ($ in millions)
     Primarily as a result of the downturn in the economy, the decline in the availability of consumer credit, our efforts to help customers establish reasonable payment plans, and improvements in our collections capabilities which have allowed us to profitably collect on accounts with lower balances or lower quality, our average payment size has decreased over the past several years. However, due to improved scoring and segmentation, together with enhanced productivity, we have been able to generate increased amounts of cash collections by generating enough incremental payments to overcome the decrease in payment size.
Owned Portfolio Personnel Performance:
     We measure the productivity of each collector each month, breaking results into groups of similarly tenured collectors. The following tables display various productivity measures that we track.
Collector by Tenure

Tenure at:	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

One year +(1)	327	340	327	452	638
Less than one year (2)	364	375	553	739	676
Total(2)	691	715	880	1191	1314

(1)	Calculated based on actual employees (collectors) with one year of service or more.

(2)	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE.”
Cash Collections per Hour Paid (1)

Average performance	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Total cash collections	$133.39	$146.03	$135.77	$131.29	$145.44
Non-legal cash collections(2)	$89.25	$99.06	$91.93	$96.95	$119.16
Non-bk cash collections(3)	$128.02	$132.15	$123.10	$109.82	$113.42
Non-bk/legal cash collections(4)	$83.88	$85.18	$79.26	$75.47	$87.13

(1)	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to all collectors (including those in training).

(2)	Represents total cash collections less external legal cash collections.

(3)	Represents total cash collections less purchased bankruptcy cash collections from trustee-administered accounts. The 2008 statistics are slightly different than those reported previously as a result of a change in the computation methodology.

(4)	Represents total cash collections less external legal cash collections and less purchased bankruptcy cash collections from trustee- administered accounts.

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
Cash Collections vs. Income Recognized on Finance Receivables, net
Seasonality
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
     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios, for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

	2009	2008	2007
Balance at beginning of year	$563,830	$410,297	$226,448
Acquisitions of finance receivables, net of buybacks (1)	282,023	273,746	261,310
Cash collections applied to principal on finance receivables (2)	(152,391)	(120,213)	(77,461)

Balance at end of year	$693,462	$563,830	$410,297

Estimated Remaining Collections (“ERC”)(3)	$1,415,446	$1,115,565	$902,565

(1)	Agreements to purchase receivables typically include general representations and warranties from the sellers covering account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts. We refer to repurchased accounts as buybacks. We also capitalize certain acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net of allowance charges.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios. ERC is not a balance sheet item, however, it is provided here for informational purposes.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The following table sets forth certain information as of February 1, 2010 about the Company’s directors and executive officers.

Name	Position	Age
Steven D. Fredrickson	President, Chief Executive Officer and Chairman of the Board	50
Kevin P. Stevenson	Executive Vice President, Chief Financial and Administrative Officer, Treasurer and Assistant Secretary	45
Craig A. Grube	Executive Vice President — Acquisitions	49
Judith S. Scott	Executive Vice President, General Counsel and Secretary	64
William P. Brophey	Director*	72
Penelope W. Kyle	Director	62
David N. Roberts	Director	47
Scott M. Tabakin	Director*	51
James M. Voss	Director*	67

*	Member of the Company’s audit committee (the “Audit Committee”), which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. In the opinion of the Board, Mr. Voss and Mr. Tabakin are independent directors who qualify as “audit committee financial experts,” pursuant to Section 401(h) of Regulations S-K.
     Steven D. Fredrickson, President, Chief Executive Officer and Chairman of the Board. Mr. Fredrickson has been the Chief Executive Officer of Portfolio Recovery Associates since its inception. Prior to co-founding Portfolio Recovery Associates in 1996, Mr. Fredrickson was Vice President, Director of Household Recovery Services Corporation’s (“HRSC”) Portfolio Services Group from late 1993 until February 1996. At HRSC Mr. Fredrickson was ultimately responsible for HRSC’s portfolio sale and purchase programs, finance and accounting, as well as other functional areas. Prior to joining HRSC, he spent five years with Household Commercial Financial Services managing a national commercial real estate workout team and five years with Continental Bank of Chicago as a member of the FDIC workout department, specializing in corporate and real estate workouts. With his extensive prior experience, Mr. Fredrickson brings to the Board an in-depth knowledge of our business and the financial services industry. In his role as our Chief Executive Officer for approximately fifteen years, Mr. Fredrickson gained critical insights into managing a complex financial services business in a complex and dynamic environment. He received a B.S. degree from the University of Denver and a M.B.A. degree from the University of Illinois. He is a past board member of the American Asset Buyers Association.
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
     William P. Brophey, Director. Mr. Brophey was appointed as a director of Portfolio Recovery Associates in 2002 and was subsequently elected at the Company’s next Annual Meeting of Stockholders. Currently retired, Mr. Brophey has more than 35 years of experience as president and chief executive officer of Brad Ragan, Inc., a (formerly) publicly traded automotive product and service retailer and as a senior executive at The Goodyear Tire and Rubber Company. Throughout his career, he held numerous field and corporate positions at Goodyear in the areas of wholesale, retail, credit, and sales and marketing, including general marketing manager, commercial tire products. He served as president and chief executive officer and a member of the board of directors of Brad Ragan, Inc. (a 75% owned public subsidiary of Goodyear) from 1988 to 1996, and vice chairman of the board of directors from 1994 to 1996, when he was named vice president, original equipment tire sales world-wide at Goodyear. From 1998 until his retirement in 2000, he was again elected president and chief executive officer and vice chairman of the board of directors of Brad Ragan, Inc., demonstrating that he is an experienced leader with a keen business understanding. Mr. Brophey’s many years of executive experience, his key leadership roles in major corporations, and his service on the board of directors of Brad Ragan, Inc. were all factors in our conclusion that Mr. Brophey should serve on our Board of Directors. Mr. Brophey has a business degree from Ohio Valley College and attended advanced management programs at Kent State University, Northwestern University, Morehouse College and Columbia University.
     Penelope W. Kyle, Director. Mrs. Kyle was appointed as a director of Portfolio Recovery Associates in 2005 and subsequently elected at the Company’s next Annual Meeting of Stockholders. Mrs. Kyle is a highly respected educational leader with a proven record of accomplishment. Mrs. Kyle presently serves as President of Radford University. Prior to her appointment as President of Radford University in June 2005, she had served since 1994 as Director of the Virginia Lottery, where she served for ten years under three Virginia Governors. Earlier in her career, Mrs. Kyle worked as an attorney at the law firm McGuire, Woods, Battle and Boothe, in Richmond, Virginia. She was later employed at CSX Corporation, where during a 13-year career she became the company’s first female officer and a vice president in the finance department. Mrs. Kyle also has prior service as a director and chairman of the audit committee of a publicly traded company. She currently serves on the Board of Directors of the Foundation for Educational Exchange, a joint bi-national organization which administers the Canada-U.S. Fulbright program. Mrs. Kyle brings a unique and valuable perspective to our Board based on her distinctive background in business, academia and government, particularly with respect to matters relating to law and corporate governance. These were all factors in our conclusion that Mrs. Kyle should serve on our Board of Directors. She earned an MBA at the College of William and Mary and a law degree from the University of Virginia.
     David N. Roberts, Director. Mr. Roberts has been a director of Portfolio Recovery Associates since its formation in 1996. Mr. Roberts joined Angelo, Gordon & Company, L.P. in 1993, where he founded the firm’s opportunistic real estate area and manages the firm’s private equity and special situations area. Mr. Roberts helped to guide us through our transition from a small private company to a larger publicly traded company. He currently serves as Lead Director of our Board of Directors and as Chair of the Compensation Committee. Mr. Roberts has invested in a wide variety of real estate, corporate and special situations transactions. Prior to joining Angelo, Gordon Mr. Roberts was a principal at Gordon Investment Corporation, a Canadian merchant bank from 1989 to 1993, where he participated in a wide variety of principal transactions including investments in the real estate, mortgage banking and food industries. Prior to joining Gordon Investment Corporation, he worked in the Corporate Finance Department of L.F. Rothschild where he specialized in mergers and acquisitions. Mr. Roberts’ qualifications to serve on our Board include his extensive knowledge of our company, his financial expertise in business development, operations and strategic planning. Mr. Roberts is also intimately familiar with and has a deep understanding of the industry in which we do business. These were all factors in our conclusion that Mr. Roberts should serve on our Board of Directors. Mr. Roberts has a B.S. degree in economics from the Wharton School of the University of Pennsylvania.
     Scott M. Tabakin, Director. Mr. Tabakin was appointed as a director of Portfolio Recovery Associates in 2004 and subsequently elected at the Company’s next Annual Meeting of Stockholders. Mr. Tabakin serves on the

Audit Committee of our Board. He is a certified public accountant with more than 20 years of public-company experience. Mr. Tabakin has served as Executive Vice President and Chief Financial Officer of Bravo Health, Inc., a privately owned Medicare managed health care company since 2006. Early in his career, Mr. Tabakin was an executive with the accounting firm of Ernst & Young. Prior to May 2001, Mr. Tabakin was Executive Vice President and CFO of Beverly Enterprises, Inc., then the nation’s largest provider of long-term health care. He served as Executive Vice President and CFO of AMERIGROUP Corporation, a managed health-care company, from May 2001 until October 2003. From November 2003 until July 2006, Mr. Tabakin was an independent financial consultant. These experiences, plus his experience as a senior financial officer of large public companies, provide Mr. Tabakin with a comprehensive understanding of the complex financial and legal issues facing public companies and were all factors in our conclusion that Mr. Tabakin should serve on our Board of Directors. Mr. Tabakin received a B.S. degree in accounting from the University of Illinois.
     James M. Voss, Director. Mr. Voss was appointed as a director of Portfolio Recovery Associates in 2002 and subsequently elected at the Company’s next Annual Meeting of Stockholders. Mr. Voss has served as chair of the Audit Committee of our Board of Directors since his initial appointment. He has more than 35 years of experience as a senior finance executive. He currently heads Voss Consulting, Inc., serving as a consultant to community banks regarding policy, organization, credit risk management and strategic planning. From 1992 through 1998, he was with First Midwest Bank as executive vice president and chief credit officer. He served in a variety of senior executive roles during a 24 year career (1965-1989) with Continental Bank of Chicago, and was chief financial officer at Allied Products Corporation (1990-1991), a publicly traded (NYSE) diversified manufacturer. Currently, he serves on the board of Elgin State Bank, through which he has gained additional corporate governance experience. Mr. Voss’ combination of expertise in the areas of business and finance enables him to provide unique insight and perspective to our Board and to address complex financial issues which may be presented to our Board. These experiences were all factors in our conclusion that Mr. Voss should serve on our Board of Directors. Mr. Voss has both an MBA and Bachelor’s Degree from Northwestern University.
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
Item 11. Executive Compensation.
     The information required by Item 11 is incorporated herein by reference to (a) the section labeled “Compensation Discussion and Analysis” in the Company’s definitive Proxy Statement in connection with the Company’s 2010 Annual Meeting of Stockholders except for the section labeled “Executive Compensation — Components of Executive Compensation — 2. Annual Cash Bonus” which has been revised from the Company’s definitive Proxy Statement filed on April 23, 2010 and included below in its entirety; (b) the section labeled “Director Compensation” in the Company’s definitive Proxy Statement in connection with the Company’s 2010 Annual Meeting of Stockholders; and (c) the section labeled “Compensation Committee Report” in the Company’s definitive Proxy Statement in connection with the Company’s 2010 Annual Meeting of Stockholders, which section (and the report contained therein) shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of such furnishing in this Item 11.

Executive Compensation
Components of Executive Compensation
2. Annual Cash Bonus. The executive bonus structure was modified and incorporated in the 2009-2011 executive employment agreements which became effective January 1, 2009. The Company pays an annual cash bonus, if earned, to its executives each year based on the year’s performance. Bonuses are calculated using a target bonus framework under which each executive has a bonus opportunity expressed as a percentage of base salary, based on annual bifurcated cash bonus targets for individual and financial performance. The Compensation Committee believes that these incentives diminish the potential for excessive risk taking while focusing executives on corporate growth and profitability, thereby driving shareholder value.
Establishment of Bonus Pool
     Each year, the Compensation Committee establishes a cash bonus pool, the initial size of which is established based upon the total anticipated bonus payout, assuming that each executive’s individual targets and the corporate financial performance targets are met. The Compensation Committee may adjust the bonus pool and the individual bonus amounts awarded, based on corporate and individual performance, both financial and non-financial. When corporate performance is strong, the Compensation Committee generally approves higher bonuses in the aggregate than it does when corporate performance is weaker. The Compensation Committee also takes into consideration mitigating factors affecting financial performance, and does not apply a strictly formulaic approach in determining either the individual or financial performance bonus award. For 2009, the initial size of the cash bonus pool for all executives was set at 6.6% of the Company’s budgeted pre-tax net income before bonus expense.
Establishment of Bonus Targets
     Individual bonus targets for each executive are set based upon the results of a compensation study using compensation comparables derived from the Company’s Compensation Peer Group and the ability of the executive to influence the Company’s financial results. The Compensation Committee sets bonus targets such that the executive’s total cash compensation (base salary plus annual cash bonus) will be within a competitive range of total cash compensation (generally at the 50th to 75th percentile level for comparable executives) if individual and financial performance targets are met. Bonus targets are expressed as a percentage of the executive’s total compensation. The amount of the individual portion of the annual cash bonus is determined based upon the extent to which each executive achieves his or her performance goals during the prior operating year. The individual portion of the cash bonus is paid if the executive’s performance is in conformance with Company policy and with the executive’s past levels of performance, and if the executive has met the performance expectations of the Compensation Committee. The financial achievement bonus will be paid to the extent that the Company achieves its net income goals set for the year. The financial portion of the annual cash bonus is determined based upon the extent to which the executive or the executive’s department contributes to the Company’s overall financial performance. If the executive’s performance is determined to have met or exceeded expectations, the amount of the annual cash bonus is determined based on the degree to which results met or exceeded such goals, and the degree to which the executive contributed to the Company’s superior performance results as determined in the discretion of the Compensation Committee. If the executive’s performance is determined to have exceeded expectations, the amount of the bonus may be increased in recognition of the degree to which performance targets were exceeded, and the degree to which the executive met his or her individual goals and contributed to the Company’s superior performance. If the Company fails to achieve stated goals or the executive’s performance is determined not to have met expectations, then the amount, if any, of the bonus will be determined, in the discretion of the Compensation Committee, giving reasonable consideration to any intervening or extraordinary events or circumstances that might have given rise to such shortfall.

     The performance of each of the named executives against their goals is reviewed and evaluated using a management performance worksheet containing the rankings on the chart below.

Rating	Description	Individual Performance Award
4	Outstanding	131% to 150% of target

3	Exceeds Expectations	100% to 130% of target

2	Meets Expectations	50% to 99% of target

1	Below Expectations	1% to 49% of target

0	Unacceptable	0% of target
Individual Performance Factors
     The Compensation Committee evaluates individual performance for the Company’s executives using a mix of objective and subjective performance criteria, established at the beginning of the fiscal year, diversifying the risk associated with concentration on any single indicator of performance. Included among the considerations were the achievement of the individual performance goals that were set for the executives with respect to their areas of direct responsibility, their contributions to results of operations, EPS, expense reduction, successful implementation of growth strategies and strategic or departmental objectives. The goals for each of our named executives included the following:

Name	Individual Performance Goals
Steve Fredrickson	Objectives relating to overall leadership, success in implementing specific organizational changes and effectiveness in investor communications and other individual objectives

Kevin Stevenson	Objectives relating to capital adequacy, investment and management; budgeting; balance sheet management financial reporting and accounting; effectiveness in investor communications and other individual objectives

Michael Petit	Objectives relating to investments in bankrupt accounts, the executive’s planning and execution, departmental leadership and other individual objectives

Craig Grube	Objectives relating to the executive’s leadership, investments in consumer accounts, core debt buying and other individual objectives

Kent McCammon	Objectives related to effectiveness of strategic investments, subsidiary performance and profitability and other individual objectives

Judith Scott	Objectives relating to executive leadership, management of the Company’s legal affairs, departmental organization, risk management, budgetary control and other individual objectives

     In assessing overall executive performance during 2009, the Compensation Committee considered the executives’ performance against these objectives. The Compensation Committee does not place specific weightings on the considered objectives noted above but assigns a subjective individual performance modifier ranging from 0% to 150% of the bonus award based on a holistic and subjective assessment of each individual executive officer’s performance against these criteria.
Financial Performance Factors
     The Compensation Committee evaluates the Company’s performance against specific financial and strategic performance targets set at the beginning of the year and in 2009 modified the bonus payout from 0% to 150% of the financial performance target, in its discretion subject to the application of other modifiers. For 2009, the primary financial performance objective was the achievement of budgeted corporate net income of $51,800,000. In 2009 the Company achieved total net income of $44,306,000, or 86% of its budgeted financial target. The Company’s executives were paid financial achievement bonuses ranging from 64% of targeted bonus to 120% of targeted bonus, based on the Compensation Committee’s assessment of their impact on the final net income of the Company in 2009, a subjective determination of their contribution to risk and loss mitigation, and other related factors.

	2009	Financial Achievement Bonus
	Actual Net Income as	Paid
Name	% of Goal	as a % of Goal
	86%
Steve Fredrickson		64%
Kevin Stevenson		64%
Craig Grube		48%
Judith Scott		100%
Michael Petit		120%
Kent McCammon		91%
     The Compensation Committee selected net income as a metric for overall financial corporate bonus funding because it aligned with the business strategy for 2009. While total net income was a factor in determining the financial performance component of executives’ bonuses, the Committee also considered other factors. In addition to overall Company net income, the Compensation Committee reviewed departmental performance results, as applicable, taking into consideration the role that each department was expected to play in contributing to overall Company performance for 2009. The financial performance bonuses paid to Mr. Fredrickson, Mr. Stevenson and Mr. Grube were significantly below target. This was primarily due to the Compensation Committee’s assessment of their general responsibility for the Company’s overall financial results and their ultimate accountability for the Company’s failure to meet its budgeted net income target. With respect to Mr. Grube, there was a further reduction of his target bonus, reflecting his primary role in the portfolio acquisitions which incurred larger than budgeted allowance charges during 2009. Ms. Scott achieved 100% of her financial bonus target due to her success in departmental budget management and in recognition of the fact that her position is less likely to directly impact net income. Mr. Petit’s financial bonus award exceeded his 2009 target bonus, in recognition of his department’s outstanding portfolio performance in 2009 and the management of his department. Mr. McCammon’s bonus award was at 91% of his 2009 target, reflecting both his success with the development and integration and of corporate subsidiaries and the extent to which they contributed to the Company’s total net income. Although there were no specific numerical weightings applied by the Committee in the determination of the bonuses awarded, the bonuses awarded recognized the executives, as appropriate, for exceptional departmental financial performance in light of the deep economic recession in which they were operating.
     The inclusion of objective and subjective factors in determining executive bonuses allows the Compensation Committee to consider and weigh all issues that it may deem relevant to an executive’s contribution to the Company’s performance in a particular period, which may differ from period to period, and from person to person. The Compensation Committee took into account the fact that the Company’s primary business consists of the purchase of distressed consumer receivables, and was acutely aware of the potential link between excessive risk taking and a strict formulaic approach to determining bonuses. The Compensation Committee has long been of the opinion that a strict formulaic approach to bonus determination could potentially encourage greater risk taking and skew the focus of executives toward shorter-term financial performance at the expense of prudently building the business and the organization for the long term, and that a more flexible approach helps to ensure that executives are not provided incentives to take inappropriate risks in order to meet short-term financial objectives. Additionally, the Compensation Committee believes that a strict formulaic approach might provide a disincentive for executives to change course or reallocate resources where necessary to respond to unforeseen opportunities, because they may be reluctant to either pursue or to stop pursuing any initiatives if the financial portion of their performance would be impacted.
     The Company does not publicly disclose the specific business plans or goals of its departments because that information is considered confidential business information and is not material in this context due to the subjective nature of the overall bonus determination. Due to the subjective factors which constitute a significant portion of the actual bonuses awarded, the disclosure of specific departmental performance goals would not enable the investing public to calculate with certainty any of the Company’s executives’ bonuses by applying a specific formula. Further, departmental performance goals are not disclosed because they are based on business plans that, if publicly disclosed, would provide competitors and other third parties with insights into the Company’s planning process and strategies, and because the disclosure of this information would significantly impair the Company’s ability to compete effectively in the marketplace.
Other Performance Factors
     The determination of the percentage of the target bonus that was awarded to a particular executive was not strictly formulaic. Instead, the Compensation Committee awarded bonuses that were in some instances greater than, less than, or equal to target, depending on the nature of the individual’s overall performance during the year and the Company’s assessment of the Company’s or an executive’s financial performance and the external factors which may have influenced it. The Compensation Committee noted that, overall, the Company performed comparatively well in difficult economic conditions, and on a relative basis in comparison to the industry as a whole, although the Company’s financial results did not fully meet its internal performance targets. In this regard, the Compensation Committee took into consideration the following performance indicators during 2009, which were achieved by the executives despite a very difficult economic environment:
•	The Company achieved a 6.8% increase in revenue over the prior year and approximately 13% growth in cash collections.

•	The increase in cash collections included a record $86.4 million in cash collections from purchased bankrupt accounts, representing a 52.0% increase over 2008.

•	Collector productivity per hour paid increased approximately 11% over that of the prior year.

•	The Company achieved a 26% year-over-year improvement in cash collected on fully amortized portfolios.

•	The Company made significant investments in purchases of both charged-off and bankrupt accounts, which are expected to produce additional significant growth in cash collections and earnings over the next several years.

•	The Company maintained its status as a leader in the debt collection industry, with a stock price increase of 33%, exceeding all of its publicly traded competitors, and the 23% increase of the S&P 500 in 2009.

•	The Company made strategic investments in 2009 to position the Company well for the long term.
2009 Targeted and Earned Bonuses
     The bonus targets for the named executives, and bonuses earned by them in 2009 were as shown in the table below. The financial achievement cash bonus targets were based largely on the extent to which the executive’s business has the ability to contribute to the attainment of the Company’s financial performance. Because the CEO and the CFO have broad roles with accountability for the Company’s overall financial results, the Compensation Committee generally sets their bonus targets higher than those of the other executives of the Company and penalized them more than the other executives for failure to meet the Company’s budgeted financial target. The executives named in the table below, in the aggregate, received financial achievement bonus awards in 2009 equal to 82.5% of their total aggregate financial bonus targets.

	Bonus Targets $/% of Base Pay			2009 Target Bonus Earned
				Individual	Financial	Total	Total
Name	Base Salary $	Individual	Financial	%	%	%	$
Steve Fredrickson	$500,000	$250,000/50%	$550,000/110%	100%	64%	75%	$600,000
Kevin Stevenson	$300,000	$150,000/50%	$350,000/117%	117%*	64%	80%	$400,00
Craig Grube	$270,000	$130,000/48%	$250,000/93%	100%*	48%	67%	$255,000
Judith Scott	$245,000	$90,000/37%	$140,000/57%	100%	100%	100%	$230,000
Kent McCammon	$220,000	$125,000/57%	$280,000/127%	100%	87%	91%	$370,000
Michael Petit	$235,000	$150,000/64%	$265,000/113%	100%	132%*	120%*	$500,000
*  The individual achievement bonus and the individual and financial achievement bonuses awarded reflect the extent to which these executives met or exceeded their individual and financial achievement targets.
Item 13. Certain Relationships and Related Transactions.
     The information required by Item 13 is incorporated herein by reference to the section labeled “Review and Approval of Related Party Transactions” in the Company’s definitive Proxy Statement in connection with the Company’s 2010 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services.
     The aggregate fees billed or expected to be billed by KPMG LLP for the years ended December 31, 2009 and 2008, respectively, are presented in the table below:

	2009	2008
Audit Fees	$568,500	$551,500
Audit-Related Fees (1)	15,000	—
Tax Fees (2)	30,000	14,550
All Other Fees (3)	2,100	1,500

Total Accountant Fees	$615,600	$567,550

(1)	Audit-Related Fees represent fees paid to KPMG LLP for services performed in conjunction with the Company’s Form S-3 Registration Statement dated September 30, 2009.

(2)	Tax fees represent fees paid to KPMG LLP for services performed in connection with the preparation of the Company’s federal and state tax return filings in 2009 and for tax consulting services in 2008.

(3)	All Other Fees represent fees paid to KPMG LLP for an annual subscription to their proprietary research tool.
The Audit Committee’s charter provides that the Audit Committee will:
•	Approve the fees and other significant compensation to be paid to auditors.

•	Review the non-audit services to determine whether they are permissible under current law.

•	Pre-approve the provision of all audit services and any permissible non-audit services by the independent auditors and the related fees of the independent auditors therefore.

•	Consider whether the provision of these other non-audit services is compatible with maintaining the auditors’ independence.
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

Portfolio Recovery Associates, Inc. (Registrant)
Dated: December 17, 2010	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: December 17, 2010	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 17, 2010	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President and Chief Executive Officer (Principal Executive Officer)

Dated: December 17, 2010	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

Dated: December 17, 2010	By:	*
William P. Brophey
Director

Dated: December 17, 2010	By:	*
Penelope W. Kyle
Director

Dated: December 17, 2010	By:	*
David N. Roberts
Director

Dated: December 17, 2010	By:	*
Scott M. Tabakin
Director

Dated: December 17, 2010	By:	*
James M. Voss
Director

*By:	/s/ Steven D. Fredrickson Steven D. Fredrickson
Attorney in fact