Form 10-Q/A
period 2010-09-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2010-12-17
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
     The purpose of this Quarterly Report on Form 10-Q/A is to amend the Supplemental Performance Data section in Part I, Item 2, Part II, Items 1 and 1A and Item 5 of our Quarterly Report on Form 10-Q for the period ended September 30, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2010 (the “Original 10-Q”).
     The Amended Items have been amended and restated to respond to comments issued by the Staff of the Securities and Exchange Commission and to supplement and clarify previous disclosures. Except as stated herein, this Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q on November 9, 2010 and no attempt has been made in this Quarterly Report on Form 10-Q/A to modify or update other disclosures as presented in the Original 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Original 10-Q and our filings with the SEC subsequent to the filing of the Original 10-Q.
     Pursuant to the rules of the Securities and Exchange Commission, we have also included currently dated certifications from our principal executive and principal financial officers, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 31.1, 31.2 and 32.1 to this report.
     No other changes have been made to the Original 10-Q.

PORTFOLIO RECOVERY ASSOCIATES, INC.

Part I. FINANCIAL INFORMATION
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

Entire Portfolio ($ in thousands)

			Unamortized		Percentage of	Percentage of Reserve	Actual Cash
			Purchase Price	Life to Date	Reserve	Allowance to Unamortized	Collections	Estimated	Total Estimated
Purchase	Purchase	Total Estimated	Balance at	Reserve	Allowance to	Purchase Price and	Including Cash	Remaining	Collections to
Period	Price(1)	Collections (2)	September 30, 2010 (3)	Allowance (4)	Purchase Price (5)	Reserve Allowance (6)	Sales	Collections (7)	Purchase Price (8)

1996	$3,080	$10,094	$0	$0	0%	0%	$10,024	$70	328%
1997	$7,685	$25,244	$0	$0	0%	0%	$25,057	$187	328%
1998	$11,089	$36,913	$0	$0	0%	0%	$36,506	$407	333%
1999	$18,898	$68,282	$0	$0	0%	0%	$66,901	$1,381	361%
2000	$25,020	$113,442	$0	$0	0%	0%	$110,146	$3,296	453%
2001	$33,481	$169,035	$0	$0	0%	0%	$165,568	$3,467	505%
2002	$42,325	$187,309	$0	$0	0%	0%	$182,872	$4,437	443%
2003	$61,448	$248,438	$0	$0	0%	0%	$240,944	$7,494	404%
2004	$59,177	$184,196	$462	$1,225	2%	2%	$176,311	$7,885	311%
2005	$143,171	$309,500	$23,563	$15,985	11%	10%	$265,608	$43,892	216%
2006	$107,701	$218,553	$29,349	$17,695	16%	14%	$163,894	$54,659	203%
2007	$258,271	$505,819	$111,183	$17,165	7%	6%	$316,096	$189,723	196%
2008	$275,130	$538,306	$166,926	$18,895	7%	6%	$246,306	$292,000	196%
2009	$281,641	$713,656	$213,969	$0	0%	0%	$190,109	$523,547	253%
YTD 2010	$278,266	$585,030	$261,787	$0	0%	0%	$47,901	$537,129	210%

Total	$1,606,383	$3,913,817	$807,239	$70,965	4%	4%	$2,244,243	$1,669,574	244%

Purchased Bankruptcy Portfolio ($ in thousands)

			Unamortized		Percentage of	Percentage of Reserve	Actual Cash
			Purchase Price	Life to Date	Reserve	Allowance to Unamortized	Collections	Estimated	Total Estimated
Purchase	Purchase	Total Estimated	Balance at	Reserve	Allowance to	Purchase Price and	Including Cash	Remaining	Collections to
Period	Price(1)	Collections (2)	September 30, 2010 (3)	Allowance (4)	Purchase Price (5)	Reserve Allowance (6)	Sales	Collections (7)	Purchase Price (8)

1996-2003	$0	$0	$0	$0	0%	0%	$0	$0	0%
2004	$7,469	$14,160	$13	$1,225	16%	14%	$14,113	$47	190%
2005	$29,302	$43,020	$340	$920	3%	3%	$42,577	$443	147%
2006	$17,643	$30,450	$269	$1,430	8%	7%	$28,321	$2,129	173%
2007	$78,933	$112,658	$31,286	$1,910	2%	2%	$74,210	$38,448	143%
2008	$108,603	$183,195	$72,428	$0	0%	0%	$78,709	$104,486	169%
2009	$156,094	$360,983	$132,970	$0	0%	0%	$75,372	$285,611	231%
YTD 2010	$172,703	$324,795	$167,846	$0	0%	0%	$21,327	$303,468	188%

Total	$570,747	$1,069,261	$405,152	$5,485	1%	1%	$334,629	$734,632	187%

Entire Portfolio Less Purchased Bankruptcy Portfolio ($ in thousands)

			Unamortized		Percentage of	Percentage of Reserve	Actual Cash
			Purchase Price	Life to Date	Reserve	Allowance to Unamortized	Collections	Estimated	Total Estimated
Purchase	Purchase	Total Estimated	Balance at	Reserve	Allowance to	Purchase Price and	Including Cash	Remaining	Collections to
Period	Price(1)	Collections (2)	September 30, 2010 (3)	Allowance (4)	Purchase Price (5)	Reserve Allowance (6)	Sales	Collections (7)	Purchase Price (8)

1996	$3,080	$10,094	$0	$0	0%	0%	$10,024	$70	328%
1997	$7,685	$25,244	$0	$0	0%	0%	$25,057	$187	328%
1998	$11,089	$36,913	$0	$0	0%	0%	$36,506	$407	333%
1999	$18,898	$68,282	$0	$0	0%	0%	$66,901	$1,381	361%
2000	$25,020	$113,442	$0	$0	0%	0%	$110,146	$3,296	453%
2001	$33,481	$169,035	$0	$0	0%	0%	$165,568	$3,467	505%
2002	$42,325	$187,309	$0	$0	0%	0%	$182,872	$4,437	443%
2003	$61,448	$248,438	$0	$0	0%	0%	$240,944	$7,494	404%
2004	$51,708	$170,036	$449	$0	0%	0%	$162,198	$7,838	329%
2005	$113,869	$266,480	$23,223	$15,065	13%	12%	$223,032	$43,448	234%
2006	$90,058	$188,103	$29,080	$16,265	18%	15%	$135,572	$52,531	209%
2007	$179,338	$393,161	$79,897	$15,255	9%	8%	$241,887	$151,274	219%
2008	$166,527	$355,111	$94,498	$18,895	11%	10%	$167,597	$187,514	213%
2009	$125,547	$352,673	$80,999	$0	0%	0%	$114,737	$237,936	281%
YTD 2010	$105,563	$260,235	$93,941	$0	0%	0%	$26,573	$233,662	247%

Total	$1,035,636	$2,844,556	$402,087	$65,480	6%	6%	$1,909,614	$934,942	275%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties provided for in the purchase and sale contract between the seller and us. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(3)	Unamortized purchase price balance refers to the purchase price less finance receivable amortization over the life of the portfolio.

(4)	Life to date reserve allowance refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals.

(5)	Percentage of reserve allowance to purchase price refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals, divided by the purchase price.

(6)	Percentage of reserve allowance to unamortized purchase price and reserve allowance refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals, divided by the sum of the unamortized purchase price and the life to date reserve allowance.

(7)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(8)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.
     The following table shows our net valuation allowances booked since we began accounting for our investment in finance receivables under the guidance of ASC 310-30.
($ in thousands)

	Purchase Period								Allowance
Allowance									Charge as
Period (1)	1996-2003	2004	2005	2006	2007	2008	2009-2010	Total	% of NFR (2)

Q1 05	$—	$—	$—	$—	$—	$—	$—	$—	0.0%
Q2 05	—	—	—	—	—	—	—	—	0.0%
Q3 05	—	—	—	—	—	—	—	—	0.0%
Q4 05	200	—	—	—	—	—	—	200	0.1%
Q1 06	—	—	175	—	—	—	—	175	0.1%
Q2 06	75	—	125	—	—	—	—	200	0.1%
Q3 06	200	—	75	—	—	—	—	275	0.1%
Q4 06	—	—	450	—	—	—	—	450	0.2%
Q1 07	(245)	—	610	—	—	—	—	365	0.1%
Q2 07	90	—	—	—	—	—	—	90	0.0%
Q3 07	200	320	660	—	—	—	—	1,180	0.4%
Q4 07	190	150	615	340	—	—	—	1,295	0.3%
Q1 08	120	650	910	1,105	—	—	—	2,785	0.6%
Q2 08	260	720	—	2,330	650	—	—	3,960	0.8%
Q3 08	(90)	60	325	1,135	2,350	—	—	3,780	0.7%
Q4 08	(400)	(140)	1,805	2,600	4,380	620	—	8,865	1.6%
Q1 09	(225)	35	1,150	910	2,300	2,050	—	6,220	1.1%
Q2 09	(230)	(220)	495	765	685	2,425	—	3,920	0.6%
Q3 09	(25)	(190)	1,170	1,965	340	4,750	—	8,010	1.2%
Q4 09	(120)	—	1,375	1,220	110	6,900	—	9,485	1.4%
Q1 10	—	—	2,795	1,175	2,900	—	—	6,870	0.9%
Q2 10	—	(80)	1,600	2,100	700	2,000	—	6,320	0.8%
Q3 10	—	(80)	1,650	2,050	2,750	150	—	6,520	0.8%

Total	$—	$1,225	$15,985	$17,695	$17,165	$18,895	$—	$70,965

Portfolio Purchases, net	$203,026	$59,177	$143,171	$107,701	$258,271	$275,130	$559,907	$1,606,383

(1)	Allowance period represents the quarter in which we recorded valuation allowances, net of any (reversals).

(2)	NFR refers to total net finance receivables as of the end of the allowance period presented.

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
     As shown in the above chart, the composition of our purchased portfolios has shifted in favor of bankrupt accounts in recent years. We began buying bankrupt accounts during 2004 and slowly increased the volume of accounts we acquired through 2006 as we tested our models, refined our processes and proved out our operating assumptions. After observing a high level of modeling confidence in our early purchases, we began increasing our level of purchases more dramatically during the period from 2007 through the third quarter of 2010.
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
     In addition, collections on younger, newly filed bankrupt accounts tend to be of a lower magnitude in the earlier months when compared to Core charge-off accounts. This lower level of early period collections is due to the fact that 1) we purchase primarily accounts that represent unsecured claims in bankruptcy, and 2) these unsecured claims are scheduled to begin paying out after the secured and priority claims. As a result of the administrative processes regarding payout priorities within the court-administered bankruptcy plans, unsecured creditors do not generally begin receiving meaningful collections on unsecured claims until 12 to 18 months after the bankruptcy filing date. Therefore, to the extent that we purchase portfolios with more recent bankruptcy filing dates, as we did to a significant extent in 2009 and 2010, we would expect to experience a delay in cash collections compared with Core charged-off accounts.
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
($in thousands)

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
($in thousands)

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

	Non-legal cash collections (2)
	2005	2006	2007	2008	2009	2010

Q1	$96	$106	$108	$96	$118	$154
Q2	$92	$99	$96	$99	$116	$160
Q3	$88	$98	$88	$99	$119	$170
Q4	$82	$94	$80	$94	$123	—

	Non-bankruptcy cash collections (3)
	2005	2006	2007	2008	2009	2010

Q1	$132	$141	$141	$116	$120	$135
Q2	$132	$132	$129	$115	$114	$127
Q3	$129	$129	$120	$110	$111	$127
Q4	$120	$127	$107	$98	$109	—

	Non-legal/non-bankruptcy cash collections (4)
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
Quarterly Cash Collections (1)
($ in millions)

(1)	Includes cash collections on finance receivables only and excludes cash proceeds from sales of defaulted consumer receivables.

Portfolios by Type and Geography
     The following table categorizes our life to date owned portfolios at September 30, 2010 into the major asset types represented (amounts in thousands):

			Life to Date Purchased Face
			Value of Defaulted Consumer
Asset Type	No. of Accounts	%	Receivables (1)%
Major Credit Cards	14,220	59.8%	$38,321,385	72.3%
Consumer Finance	5,285	22.2%	6,195,641	11.7%
Private Label Credit Cards	3,776	15.9%	5,171,199	9.8%
Auto Deficiency	510	2.1%	3,278,611	6.2%

Total:	23,791	100.0%	52,966,836	100.0%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.
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

     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically at September 30, 2010 (amounts in thousands):

			Life to Date Purchased Face		Original Purchase Price of
			Value of Defaulted		Defaulted Consumer
Geographic Distribution	No. of Accounts	%	Consumer Receivables (1)%		Receivables (2)%
California	2,444	10%	$6,799,417	13%	$197,164	12%
Texas	3,768	16%	6,118,228	12%	153,383	9%
Florida	1,864	8%	5,059,455	10%	145,930	9%
New York	1,401	6%	3,283,264	6%	94,105	6%
Pennsylvania	830	3%	2,014,301	4%	64,247	4%
North Carolina	842	4%	1,865,383	4%	55,885	3%
Illinois	935	4%	1,852,381	3%	62,859	4%
Ohio	825	3%	1,842,272	3%	68,544	4%
Georgia	748	3%	1,708,829	3%	64,948	4%
New Jersey	552	2%	1,512,003	3%	47,417	3%
Michigan	632	3%	1,432,679	3%	50,993	3%
Virginia	655	3%	1,141,459	2%	39,343	2%
Tennessee	501	2%	1,105,474	2%	41,156	3%
Arizona	399	2%	1,070,902	2%	31,577	2%
Massachusetts	423	2%	1,023,540	2%	30,855	2%
South Carolina	416	2%	946,733	2%	27,430	2%
Other (3)	6,556	27%	14,190,516	26%	466,934	28%

Total:	23,791	100%	$52,966,836	100%	$1,642,770	100%

(1)	The “Life to Date Purchased Face Value of Defaulted Consumer Receivables” represents the original face amount purchased from sellers and has not been decremented by any adjustments including payments and buybacks.

(2)	The “Original Purchase Price of Defaulted Consumer Receivables” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.
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

Item 1A. Risk Factors
     An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our 2009 Annual Report on Form 10-K/A filed on December 17, 2010, together with all other information included or incorporated in our reports filed with the SEC. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.
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

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)
Date: December 17, 2010	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: December 17, 2010	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)