Form 10-K
period 2010-12-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2011-02-25
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Common Stock, $0.01 par value per share
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate  Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐.
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     YES ☐ NO ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010 was $1,109,804,772 based on the $66.78 closing price as reported on the NASDAQ Global Stock Market.
     The number of shares of the registrant’s Common Stock outstanding as of February 18, 2011 was 17,104,930.
     Documents incorporated by reference: Portions of the Proxy Statement to be filed by approximately April 20, 2011 for our 2011 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:
     This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they materialize or not, or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include, but are not limited to, the following:
•	deterioration in the economic or inflationary environment in the United States, including the interest rate environment, that may have an adverse effect on our collections, results of operations, revenue and stock price or on the stability of the financial system as a whole;

•	our ability to purchase defaulted consumer receivables at appropriate prices and to replace our defaulted consumer receivables with additional receivables portfolios;

•	our ability to obtain account documents relating to accounts that we acquire and the possibility that account documents that we obtain could contain errors;

•	our ability to successfully acquire receivables of new asset types or implement a new pricing structure;

•	changes in the business practices of credit originators in terms of selling defaulted consumer receivables;

•	changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables;

•	changes in or interpretation of tax laws or adverse results of tax audits;

•	changes in bankruptcy or collection laws that could negatively affect our business, including by causing an increase in certain types of bankruptcy filings involving liquidations, which may cause our collections to decrease;

•	our ability to employ and retain qualified employees, especially collection personnel, and our senior management team;

•	our work force could become unionized in the future, which could adversely affect the stability of our production and increase our costs;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital;

•	the degree and nature of our competition;

•	our ability to retain existing clients and obtain new clients for our fee-for-service businesses;

•	our ability to obtain necessary account documents from sellers of defaulted consumer receivables, which could negatively impact our collections;

•	our ability to comply with regulations of the collection industry;

•	our ability to successfully operate and/or integrate new business acquisitions;

•	our ability to maintain, renegotiate or replace our credit facility;

•	our ability to satisfy the restrictive covenants contained in our debt agreements;

•	the imposition of additional taxes on us;

•	the possibility that we could incur significant valuation allowance charges;

•	our ability to manage growth successfully;

•	the possibility that we could incur business or technology disruptions, or not adapt to technological advances;

•	the possibility that we or our industry could experience negative publicity or reputational attacks;

•	the sufficiency of our funds generated from operations, existing cash and available borrowings to finance our current operations; and

•	the risk factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).
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
General
     Our business focuses upon the detection, collection, and processing of both unpaid and normal-course accounts receivable originally owed to credit grantors, governments, retailers and others. Our primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. These are the unpaid obligations of individuals to credit originators, which include banks, credit unions, consumer and auto finance companies and retail merchants. We also provide fee-based services, including collateral-location services for credit originators via PRA Location Services, LLC (“IGS”), revenue administration, audit and debt discovery/recovery services for government entities through both PRA Government Services, LLC (“RDS”) and MuniServices, LLC (“MuniServices”) and class action claims recovery service and related payment processing via Claims Compensation Bureau, LLC (“CCB”). We believe that the strengths of our business are our sophisticated approach to portfolio pricing, segmentation and servicing, our emphasis on developing and retaining our collection personnel, our sophisticated processing systems and procedures and our relationships with many of the largest consumer lenders in the United States.

     We use the following terminology throughout our reports:
•	“Amortization” refers to cash collections applied to principal on finance receivables.

•	“Amortization Rate” refers to cash collections applied to principal on finance receivables as a percentage of total cash collections.

•	“Buybacks” refers to purchase price refunded by the seller due to the return of non-compliant accounts.

•	“Cash Collections” refers to collections on our owned portfolios only, exclusive of fee income.

•	“Cash Receipts” refers to collections on our owned portfolios together with fee income.

•	“Core” accounts or portfolios refer to accounts or portfolios that that are defaulted consumer receivables and are not in a bankrupt status upon purchase. These accounts are aggregated separately from purchased bankruptcy accounts.

•	“Income Recognized on Finance Receivable, Net” refers to income derived from our owned debt portfolios and is shown net of valuation allowance charges.

•	“Fee Income” refers to revenues generated from our fee-for-service subsidiaries.

•	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy when we purchase them and as such are purchased as a pool of bankrupt accounts.
     Our debt purchase business specializes in receivables that have been charged-off by the credit originator. Because the credit originator and/or other debt servicing companies have unsuccessfully attempted to collect these receivables, we are able to purchase them at a substantial discount to their face value. From our 1996 inception through December 31, 2010, we acquired 2,002 portfolios, representing more than 24 million customer accounts, with a face value of $54.8 billion for a total purchase price of $1.7 billion. The success of our business depends on our ability to purchase portfolios of defaulted consumer receivables at appropriate valuations and to collect on those receivables effectively and efficiently. We have one reportable segment, receivables management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.
     We have achieved strong financial results over the past ten years, with cash collections growing from $30.7 million in 2000 to $529.3 million in 2010. Total revenue has grown from $19.6 million in 2000 to $372.7 million in 2010, a compound annual growth rate of 34%. Similarly, pro forma net income has grown from $1.6 million in 2000 to net income of $73.9 million in 2010.
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
     We make available on or through our website certain reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with or furnish it to the SEC. The information that is filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. In addition, information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at: www.sec.gov.

     Reports filed with or furnished to the SEC are also available free of charge upon request by contacting our corporate office at:
Portfolio Recovery Associates, Inc.
Attn: Investor Relations
120 Corporate Boulevard, Suite 100
Norfolk, Virginia 23502
Competitive Strengths
We Offer a Compelling Alternative to Debt Owners and Governmental Entities
     We offer debt owners the ability to immediately realize value for their charged-off receivables throughout the post charge-off collection cycle, from receivables that have only been processed internally by the debt owner to receivables that have been subject to multiple internal and external collection efforts, whether or not subject to bankruptcy proceedings. This flexibility helps us to meet the needs of debt owners and allows us to become a trusted resource. Also, through our government services business, we have the ability to service state and local government’s receivables in various ways. This includes such services as processing tax payments on behalf of the client and extends to more complicated tax audit and discovery work, as well as additional services that fill the needs of our clients.
Disciplined and Proprietary Underwriting Process
     One of the key components of our growth has been our ability to price portfolio acquisitions at levels that have generated profitable returns on investment. Since inception, we have been able to collect more than our purchase price for defaulted consumer receivables portfolios, which has enabled us to generate increasing profits and operational cash flow. In order to price core portfolios and forecast the targeted collection results for a portfolio, we use two separate internally developed statistical models and one externally developed model, which we may supplement with on-site due diligence and data obtained from the debt owner’s collection process and loan files. One model analyzes the portfolio as one unit based on demographic and account characteristic comparisons, while the second and external models analyze each account in a portfolio using variables in a regression analysis. As we collect on our portfolios, the results are input back into the models in an ongoing process which we believe increases their accuracy. Additionally, we have not sold any accounts since 2002, and the accounts we sold were primarily in Chapter 13 bankruptcy proceedings. We stopped selling these accounts as we began the effort to build our own bankruptcy portfolio buying group which started purchasing bankrupt accounts in 2004. By holding and collecting the accounts over the long-term, we create batch tracking history that we believe is unique among our peers.
Ability to Hire, Develop and Retain Productive Collectors
     We place considerable focus on our ability to hire, develop, motivate and retain effective collectors who are key to our continued growth and profitability. Several large military bases and numerous telemarketing, customer service and reservation phone centers are located near our headquarters and regional offices in Virginia, providing access to a large pool of eligible personnel. The Hutchinson, Kansas, Las Vegas, Nevada, Birmingham, Alabama, Jackson, Tennessee, Houston, Texas and Fresno, California areas, where we maintain offices, also provide a sufficient potential workforce of eligible personnel. We have found that tenure is a primary driver of our collector effectiveness. We offer our collectors a competitive wage with the opportunity to receive incentive compensation based on performance, as well as an attractive benefits package, a comfortable working environment and the ability to work on a flexible schedule. We have a comprehensive training program for new owned portfolio collectors and provide continuing advanced training classes which are conducted in our five training centers. Recognizing the demands of the job, our management team has endeavored to create a professional and supportive environment for all of our employees.
Established Systems and Infrastructure
     We have devoted significant effort to developing our systems, including statistical models, databases and reporting packages, to optimize our portfolio purchases and collection efforts. In addition, we believe that our technology infrastructure is flexible, secure, reliable and redundant, to ensure the protection of our sensitive data and to mitigate exposure to systems failure or unauthorized access. We take data security and collection compliance very seriously. We employ a staff of Quality Control and Compliance employees whose role it is to monitor calls and observe collection system entries in real time. They additionally monitor and research daily exception reports that track significant account status movements and account changes. We also employ sophisticated call and work action recording systems which allow us to better monitor compliance and quality of our customer contacts. We believe that our systems and infrastructure give us meaningful advantages over our competitors. We have developed financial models and systems for pricing portfolio acquisitions, managing the collections process and monitoring operating results. We perform a static pool analysis monthly on each of our portfolios, inputting actual results back into our acquisition models, to enhance their accuracy. We monitor collection results continuously, seeking to identify and resolve negative trends immediately. In addition, we do not sell our purchased defaulted consumer receivables. Instead, we work them over the long-term enhancing our knowledge of a pool’s long-term performance. Our comprehensive management reporting package is designed to fully inform our management team so that they may make timely operating decisions. This combination of hardware, software and proprietary modeling and systems has been developed by our management team through years of experience in this industry and we believe provides us with an important competitive advantage from the acquisition process all the way through collection operations.
Strong Relationships with Major Credit Originators
     We have done business with most of the top consumer lenders in the United States. We maintain an extensive marketing effort and our senior management team is in contact on a regular basis with known and prospective credit originators. We believe that we have earned a reputation as a reliable and compliant purchaser of defaulted consumer receivables portfolios and as responsible collectors. Furthermore, from the perspective of the selling credit originator, the failure to close on a negotiated sale of a portfolio consumes valuable time and expense and can have an adverse effect on pricing when the portfolio is re-marketed. Similarly, if a credit originator sells a portfolio to a debt buyer who has a reputation for violating industry standard collecting practices, the reputation of the credit originator can be damaged. We consistently attempt to negotiate reasonable and mutually acceptable contract terms, resulting in a confident and expeditious closing process for both parties. We go to great lengths to collect from consumers in a responsible, professional and legally compliant manner. We believe our strong relationships with major credit originators provide us with access to quality opportunities for portfolio purchases.
Experienced Management Team
     We have an experienced management team with considerable expertise in the accounts receivable management industry. Prior to our formation, our founders played key roles in the development and management of a consumer receivables acquisition and divestiture operation of Household Recovery Services, a subsidiary of Household International, now owned by HSBC. As we have grown, the original management team has been expanded substantially to include a group of experienced, seasoned executives, many coming from the largest, most sophisticated lenders in the country.
Portfolio Acquisitions
     Our portfolio of defaulted consumer receivables includes a diverse set of accounts that can be categorized by asset type, age and size of account, level of previous collection efforts and geography. To identify attractive buying opportunities, we maintain an extensive marketing effort with our senior officers contacting known and prospective sellers of defaulted consumer receivables. We have acquired receivables of Visa®, MasterCard® and other credit cards, private label credit cards, installment loans, lines of credit, bankrupt accounts, deficiency balances of various types, legal judgments, and trade payables, all from a variety of debt owners. These debt owners include major banks, credit unions, consumer finance companies, telecommunication providers, retailers, utilities, insurance companies, medical groups/hospitals, auto finance companies and other debt buyers. In addition, we make periodic visits to the operating sites of debt sellers and attend numerous industry events in an effort to develop account purchase opportunities. We also maintain active relationships with brokers of defaulted consumer receivables.

     The following chart categorizes our life to date owned portfolios as of December 31, 2010 into the major asset types represented (amounts in thousands):

			Life to Date
			Purchased Face		Original Purchase
Asset Type	No. of Accounts	%	Value(1)%		Price(2)%

Major Credit Cards	14,414	59%	$38,953,302	71%	$1,376,140	80%
Consumer Finance	5,300	22%	6,353,854	12%	117,555	7%
Private Label Credit Cards	3,994	17%	5,573,155	10%	191,308	10%
Auto Deficiency	588	2%	3,955,414	7%	43,291	3%

Total	24,296	100%	$54,835,725	100%	$1,728,294	100%

(1)	The “Life to Date Purchased Face Value” represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	The “Original Purchase Price” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.
     We have done business with most of the largest consumer lenders in the United States. Since our formation, we have purchased accounts from approximately 150 debt owners.
     We have acquired portfolios at various price levels, depending on the age of the portfolio, its geographic distribution, our historical experience with a certain asset type or credit originator and similar factors. A typical defaulted consumer receivables portfolio that we acquire ranges from $1 million to $150 million in face value and contains defaulted consumer receivables from diverse geographic locations with average initial individual account balances of $400 to $7,000.
     The age of a defaulted consumer receivables portfolio (the time since an account has been charged-off) is an important factor in determining the price at which we will purchase the portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase the portfolio. This relationship is due to the fact that older receivables typically liquidate at lower rates. The accounts receivables management industry places receivables into categories depending on the number of collection agencies that have previously attempted to collect on the receivables. Fresh accounts are typically past due 120 to 270 days, charged-off by the credit originator and are either being sold prior to any post-charge-off collection activity or are placed with a third-party for the first time. These accounts typically sell for the highest purchase price. Primary accounts are typically 360 to 450 days past due and charged-off, have been previously placed with one contingent fee servicer and receive a lower purchase price. Secondary and tertiary accounts are typically more than 660 days past due and charged-off, have been placed with two or three contingent fee servicers and receive even lower purchase prices. We also purchase accounts previously worked by four or more agencies and these are typically two to three years or more past due and receive an even lower price. In addition, we purchase accounts that are included in consumer bankruptcies. These bankrupt accounts are typically filed under Chapter 13 of the U.S. Bankruptcy Code and have an associated payment plan that can range from 3 to 5 years in duration. We purchase bankrupt accounts in both forward flow and spot transactions and, consequently, they can be at any age in the bankruptcy plan life cycle.
     As shown in the following chart, as of December 31, 2010, we purchase accounts at various points in the delinquency cycle (amounts in thousands):

			Life to Date
			Purchased Face		Original Purchase
Account Type	No. of Accounts	%	Value(1)%		Price(2)%

Fresh	1,450	6%	$4,369,125	8%	$385,238	22%
Primary	3,761	15%	6,458,767	12%	310,830	18%
Secondary	3,867	16%	6,181,804	11%	212,838	12%
Tertiary	3,973	16%	5,249,031	10%	72,609	4%
BK Trustees	3,535	15%	15,686,301	29%	637,837	37%
Other	7,710	32%	16,890,697	30%	108,942	7%

Total	24,296	100%	$54,835,725	100%	$1,728,294	100%

(1)	The “Life to Date Purchased Face Value” represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	The “Original Purchase Price” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.
     We also review the geographic distribution of accounts within a portfolio because we have found that state specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
     The following chart sets forth our overall life to date portfolio of defaulted consumer receivables geographically as of December 31, 2010 (amounts in thousands):

			Life to Date
			Purchased Face		Original Purchase
Geographic Distribution	No. of Accounts	%	Value(1)%		Price(2)%

California	2,507	10%	$7,046,011	13%	$210,721	12%
Texas	3,820	16%	6,331,198	12%	159,988	9%
Florida	1,913	8%	5,268,681	10%	155,024	9%
New York	1,428	6%	3,368,356	6%	98,474	6%
Pennsylvania	846	3%	2,059,659	4%	66,681	4%
North Carolina	867	4%	1,944,480	4%	59,122	3%
Illinois	950	4%	1,920,035	4%	65,789	4%
Ohio	843	3%	1,902,952	3%	71,749	4%
Georgia	769	3%	1,791,183	3%	68,417	4%
New Jersey	564	2%	1,548,719	3%	49,798	3%
Michigan	644	3%	1,477,883	3%	53,281	3%
Virginia	664	3%	1,177,839	2%	41,297	2%
Tennessee	512	2%	1,144,523	2%	42,836	2%
Arizona	413	2%	1,134,406	2%	33,946	2%
Massachusetts	429	2%	1,045,218	2%	32,289	2%
South Carolina	423	2%	974,174	2%	28,451	2%
Other (3)	6,704	27%	14,700,408	25%	490,431	29%

Total	24,296	100%	$54,835,725	100%	$1,728,294	100%

(1)	The “Life to Date Purchased Face Value” represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	The “Original Purchase Price” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.
Purchasing Process
     We acquire portfolios from debt owners through auctions and negotiated sales. In an auction process, the seller will assemble a portfolio of receivables and will either broadly offer the portfolio to the market or seek purchase prices from specifically invited potential purchasers. In a privately negotiated sale process, the debt owner will contact known purchasers directly, take bids and negotiate the terms of sale. We also acquire accounts in forward flow contracts. Under a forward flow contract we agree to purchase defaulted consumer receivables from a debt owner on a periodic basis, at a set percentage of face value of the receivables over a specified time period, generally from three to twelve months. These agreements typically have a provision requiring that the attributes of the receivables to be sold will not significantly change each month and that the debt owner efforts to collect these receivables will not change. If this provision is not adhered to, the contract will typically allow for the early termination of the forward flow contract by the purchaser or call for a price renegotiation. Forward flow contracts are a consistent source of defaulted consumer receivables for accounts receivables management providers and provide the debt owner with a reliable source of revenue and a professional resolution of defaulted consumer receivables.
     In a typical sale transaction, a debt owner initially distributes a computer data file containing ten to fifteen essential data fields on each receivables account in the portfolio offered for sale. Such fields typically include but are not limited to the customer’s name, address, outstanding balance, date of charge-off, date of last payment and the date the account was opened. We perform our initial due diligence on the portfolio by electronically cross-checking the data fields on the computer disk or data tape against the accounts in our owned portfolios and against national demographic and credit databases. We compile a variety of portfolio level reports examining all demographic data available. When valuing pools of bankrupt consumer receivables, we seek to access information on the status of each account’s bankruptcy case.
     In order to determine a purchase price for a core portfolio, we use two separate internally developed computer models and one externally developed model, which we may supplement with on-site due diligence of the seller’s collection operation and/or a review of their loan origination files, collection notes and work processes. We analyze the portfolio using our proprietary multiple regression model, which analyzes each account of the portfolio using variables in the regression model. In addition, we analyze the portfolio as a whole using an adjustment model, which uses an appropriate cash flow model depending upon whether it is a purchase of fresh, primary, secondary or tertiary accounts. Then, adjustments can be made to the cash flow model to compensate for demographic attributes supported by a detailed analysis of demographic data. Finally, we use a model that creates statistically similar portfolios from our existing accounts and develops collection curves for them that are used in our price modeling. From these models we derive our quantitative purchasing analysis which is used to help price transactions. The multiple regression model is also used to prioritize collection work efforts subsequent to purchase. With respect to prospective forward flow contracts and other long-term relationships, we obtain a representative file that we use to determine the price of the forward flow agreement. On a go-forward basis, we receive the actual file to be funded, process it through our models, and compare it to the representative file noted above to determine if the delivered file meets the expectations of the initial pricing file. This process allows us to confirm that the accounts we are purchasing are materially consistent with the accounts we agreed to purchase under the forward flow arrangement. In addition, when purchasing bankrupt consumer receivables, we utilize a completely separate, specifically designed pricing model.
     Our due diligence and portfolio review results in a comprehensive analysis of the proposed portfolio. This analysis compares defaulted consumer receivables in the prospective portfolio with our collection history in similar portfolios. We then use our multiple regression model to value each account. Finally, we use the statistically similar portfolio analysis model to refine our curves. Using these three valuation approaches, we determine cash collections over the life of the portfolio. We then summarize all anticipated cash collections and associated direct expenses and project a collectability value expressed both in dollars and liquidation percentage and a detailed expense projection over the portfolio’s estimated economic life. We use the total projected collectability value and expenses to determine an appropriate purchase price.
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
     The quantitative and qualitative data derived in our due diligence is evaluated together with our knowledge of the current defaulted consumer receivables market and any subjective factors about the portfolio or the debt owner of which management may be aware. A portfolio acquisition approval memorandum is prepared for each prospective portfolio before a purchase price is submitted to the debt owner. This approval memorandum, which outlines the portfolio’s anticipated collectability and purchase structure, is distributed to members of our Investment Committee. The approval by the Committee sets a maximum purchase price for the portfolio.
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

Owned Portfolio Collection Operations
Call Center Operations
     Our work flow management system places, recalls and prioritizes accounts in collectors’ work queues, based on our analyses of our accounts and other demographic, credit and customer behavior attributes and prior collection work activities. We use this process to focus our work effort on those customers most likely to pay on their accounts and to rotate to other collectors the non-paying but most likely to pay accounts from which other collectors have been unsuccessful in receiving payment. The majority of our collections occur as a result of telephone contact with customers; however, letters and legal activity also generate meaningful levels of cash collections.
     The collectability forecast for a newly acquired portfolio will help determine our initial collection strategy. Accounts that are determined to have the highest predicted collection probability may be sent immediately to collectors’ work queues. Less collectible accounts may be set aside as house accounts to be collected using a predictive dialer or another passive, low cost method. After owning an account for a month we begin reassessing the collectability on a daily basis based on a set of observed account characteristics and behaviors. Some accounts may be worked using a letter and/or settlement strategy. We may obtain credit reports for various accounts after the collection process begins.
     Our computer system allows each collector to view the scanned documents relating to the account which have been received from the seller, which can include the original account application and payment checks, customer correspondence and other documents. A typical collector work queue may include 300 to 600 accounts or more. The work queue is depleted and replenished automatically by our computerized work flow system.
     On the initial contact call, a customer is given a standardized presentation regarding the benefits of resolving his or her account with us. Emphasis is placed on determining the reason for the customer’s default in order to better assess the customer’s situation and create a plan for repayment. The collector is incentivized to have the customer pay the full balance of the account although this occurs very infrequently. If the collector cannot obtain payment of the full balance, the collector will suggest a repayment plan which generally includes an approximate 20% down payment with the balance to be repaid over an agreed upon period. At times, when determined to be appropriate, and in many cases with management approval, a reduced lump-sum settlement may be agreed upon. If the customer elects to utilize an installment plan, we have developed a system which enables us to make withdrawals from a customer’s bank account, in accordance with the directions of the customer.
     If a collector is unable to establish contact with a customer based on information received, the collector must undertake skip tracing procedures to develop important account information. Skip tracing is the process of developing new phone, address, job or asset information on a customer, or verifying the accuracy of such information. Each collector does his or her own skip tracing using a number of computer applications available at his or her workstation, a process which is significantly supplemented by a series of automated skip tracing procedures implemented by us on a regular basis.
Legal Recovery
     An important component of our collections effort involves our legal recovery department and the judicial collection of accounts of customers who have the ability, but not the willingness, to resolve their obligations. Accounts for which the customer is not cooperative and for which we can establish garnishable wages or attachable assets are reviewed for legal action. Additionally, we review accounts using a proprietary scoring model and select those accounts reflecting a high propensity to pay in a legal environment. Depending on the balance of the defaulted consumer receivable and the applicable state collection laws, we determine whether to commence legal action to judicially collect on the receivable. The legal process can take an extended period of time, but it also generates cash collections that likely would not have been realized otherwise.

     We use a combination of internal staff (attorney and support), as well as external attorneys, to pursue legal collections under certain circumstances. Over the past several years we have focused on developing our internal legal collection capability. We anticipate that, over time, collections from our internal legal team will surpass those of our external collection fee collection attorneys. We have the capability in all 50 states to initiate lawsuits in amounts up to the jurisdictional limits of the respective courts. Our legal recovery department, using external vendors, also collects claims against estates in cases involving deceased debtors having assets at the time of death. Our legal recovery department oversees our internal legal collections and coordinates a nationwide collections attorney network which is responsible for the preparation and filing of judicial collection proceedings in multiple jurisdictions, determining the suit criteria, and instituting wage garnishments to satisfy judgments. This network consists of approximately 65 law firms who work on a contingent fee basis. Legal cash collections generated by both our in house attorneys and outside independent contingent fee attorneys constituted approximately 24% of our total cash collections in 2010. As our portfolio matures, a larger number of accounts will be directed to our legal recovery department for judicial collection; consequently, we anticipate that legal cash collections will grow commensurately and comprise a larger percentage of our total cash collections.
Bankruptcy Operations
     Our bankruptcy department manages customer filings under the U.S. Bankruptcy Code on debtor accounts derived from three sources; 1) the company’s purchased pools of charged off accounts and accounts that have filed for bankruptcy protection after being acquired by us, 2) our purchased pools of bankrupt accounts, and 3) our third party servicing client relationships. On company owned accounts, we file proofs of claim (“POCs”) or claim transfers and actively manage these accounts through the entire life cycle of the bankruptcy proceeding in order to substantiate our claims and ensure that we participate in any distributions to creditors. On accounts managed under a third party relationship, we work on either a full service contingency fee basis or a menu style fee for service basis.
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
     Each of our bankruptcy department employees goes through an entry level training program to familiarize them with BMS and the bankruptcy process, including a general overview of how we interact with the courts, debtor’s attorneys and trustees. We also use a tiered process of cross training designed to familiarize advancing employees with a variety of operational assignments and analytical tasks. For example, we utilize specially trained employees to perform advanced data matching and analytics for clients, while others are tasked with resolving objections directly with attorneys and trustees. In rare circumstances, resolution of these objections may need to be effected by working through our network of local counsel.
Fee-for-Service Businesses
     Through our subsidiaries, we provide fee-based services, including collateral location services for credit originators via our IGS subsidiary; revenue administration, audit, and debt discovery/recovery services for government entities through our government services business; and class action claims recovery services and related payment processing through our CCB subsidiary. We previously offered third party contingent fee collections services through our Anchor Receivables Management subsidiary, which ceased operations during the second quarter of 2008.
     IGS performs national skip tracing, asset location and collateral recovery services, principally for auto finance companies, for a fee. The amount of fee earned is generally dependent on several different outcomes: whether the debtor was found and a resolution on the account occurred, if the collateral was repossessed or if payment was made by the debtor to the debt owner.

     The primary source of income for RDS and MuniServices, which together comprise our government services business, is derived from servicing taxing authorities in several different ways: processing their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings or fee for service transactions. When audits are conducted, there are two components. The first is a charge for the hours incurred on conducting the audit, based on a contractual billing rate. The gross billing amount based on the aforementioned billing rate is a component of the line item “Fee income” while the salary expense is included in the line item “Compensation and employee services.” The second item is for expenses incurred while conducting the audit. Most jurisdictions will reimburse us for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item “Fee income” and the expense component is included in its appropriate expense category, generally, “Other operating expenses.”
     On March 15, 2010, we acquired 62% of the membership units of CCB. CCB was founded in 1996 and is a leading provider of class action claims settlement recovery services and related payment processing to corporate clients. CCB’s process allows clients to maximize settlement recoveries, in many cases participating in settlements they would otherwise not know existed. The company charges fees for its services and works with clients to identify, prepare and submit claims to class action administrators charged with disbursing class action settlement funds.
Competition
     We face competition in both of the markets we serve — owned portfolio and fee-for-service receivables management — from new and existing providers of outsourced receivables management services, including other purchasers of defaulted consumer receivables portfolios, third-party contingent fee collection agencies and debt owners that manage their own defaulted consumer receivables rather than outsourcing them. The receivables management industry (owned portfolio and contingent fee) remains highly fragmented and competitive. There are few significant barriers for entry to new providers of contingent fee receivables management services and, consequently, the number of agencies serving the contingent fee market may continue to grow. Constrained investment capital and the need for portfolio evaluation expertise sufficient to price portfolios effectively constitute significant barriers for entry to new purchased portfolio receivables companies.
     We face bidding competition in our acquisition of defaulted consumer receivables and in obtaining placement of fee-for-service receivables. We also compete on the basis of reputation, industry experience and performance. Among the positive factors which we believe influence our ability to compete effectively in this market are our ability to bid on portfolios at appropriate prices, our reputation from previous transactions regarding our ability to close transactions in a timely fashion, our relationships with originators of defaulted consumer receivables, our team of well-trained collectors who provide quality customer service and compliance with applicable collections laws and our ability to efficiently and effectively collect on various asset types. Current or new competitors that have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories, or more established relationships in our industry than we currently have, could influence our ability to compete effectively.
Information Technology
Technology Operating Systems and Server Platform
     The architecture and design of our systems provides us with a technology system that is flexible, secure, reliable and redundant to provide for the protection of our sensitive data. We utilize Intel-based servers running Microsoft Windows 2000/2003 operating systems. Our desktop PCs run the Windows XP operating system. In addition, we utilize a blend of purchased and proprietary software systems tailored to the needs of our business. These systems are designed to eliminate inefficiencies in our collections and continue to meet business objectives in a changing environment. Our proprietary software systems are being leveraged to manage location information and operational applications for government services, IGS and CCB.

Network Technology
     To provide delivery of our applications, we utilize Intel-based workstations across our entire business operation. The environment is configured to provide speeds of 100 megabytes to the desktops of our collections and administration staff. Our one gigabyte server network architecture supports high-speed data transport. Our network system is designed to be scalable and meet expansion and inter-building bandwidth and quality of service demands.
Database and Software Systems
     The ability to access and utilize data is essential to us being able to operate in a cost-effective manner. Our centralized computer-based information systems support the core processing functions of our business under a set of integrated databases and are designed to be both replicable and scalable to accommodate our internal growth. This integrated approach helps to assure that data sources are processed efficiently. We use these systems for portfolio and client management, skip tracing, check taking, financial and management accounting, reporting, and planning and analysis. The systems also support our customers, including on-line access to account information, account status and payment entry. We use a combination of Microsoft and Oracle database software to manage our portfolios and financial, customer and sales data. Government Services, IGS and CCB all maintain unique, proprietary software systems that manage the movement of data, accounts and information throughout these business units.
Redundancy, System Backup, Security and Disaster Recovery
     Our data centers provide the infrastructure for collection services and uninterrupted support of data, applications and hardware for all of our business units. We believe our facilities and operations include sufficient redundancy, file back-up and security to ensure minimal exposure to systems failure or unauthorized access. The preparations in this area include the use of call centers in Virginia, Kansas, Alabama and Tennessee in order to help provide redundancy for data and processes should one site be completely disabled. We have a disaster recovery plan covering our business that is tested on a periodic basis. The combination of our locally distributed call control systems provides enterprise-wide call and data distribution between our call centers for efficient portfolio collection and business operations. In addition to data replication between the sites, incremental backups of both software and databases are performed on a daily basis and a full system backup is performed weekly. Backup data tapes are stored at an offsite location along with copies of schedules and production control procedures, procedures for recovery using an off-site data center, and documentation and other critical information necessary for recovery and continued operation. Our Virginia headquarters has two separate telecommunications feeds, uninterruptible power supplies and natural gas and diesel-generators, all of which provide a level of redundancy should a power outage or interruption occur. We also have generators installed at each of our call centers, as well as our subsidiary locations in Alabama, California and Nevada. We also employ rigorous physical and electronic security to protect our data. Our call centers have restricted card key access and appropriate additional physical security measures. Electronic protections include data encryption, firewalls and multi-level access controls.
Predictive Dialer Technology
     The Avaya Proactive Contact Dialer enables our collection staff to focus on certain defaulted consumer receivables according to our specifications. Its predictive technology takes into account all collection campaign and dialing parameters and is able to automatically adjust its dialing pace to match changes in campaign conditions and provide the lowest possible wait times and abandon rates, with the highest volume of outbound calls.
Display Screens for Real Time Data Utilization
     We utilize multiple plasma displays at most of our collection facilities to aid in recovery of portfolios. The displays provide real-time business-critical information to our collection personnel for efficient collection efforts such as telephone, production, employee status, goal trending, training and corporate information.

Employees
     As of December 31, 2010, we employed 2,473 persons on a full-time basis, including the following number of front line operations employees by business: 1,779 working on our owned portfolios and 342 working in our fee for service subsidiaries. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.
Collection Personnel
     We recognize that our collectors are critical to the success of our business as a majority of our collection efforts occur as a result of telephone contact with customers. We have found that the tenure and productivity of our collectors are directly related. Therefore, attracting, hiring, training, retaining and motivating our collection personnel is a major focus for us. We pay our collectors competitive wages and offer employees a full benefits program which includes comprehensive medical coverage, short and long term disability, life insurance, dental and vision coverage, pre-paid legal plan, an employee assistance program, supplemental indemnity, cancer, hospitalization and accident insurance, a flexible spending account for child care and a matching 401(k) program. In addition to a base wage, we provide collectors with the opportunity to receive unlimited compensation through an incentive compensation program that pays bonuses above a set monthly base, based upon each collector’s collection results. This program is designed to provide that employees are paid based not only on performance, but also on consistency and compliance.
     A large number of telemarketing, customer-service and reservation phone centers are located near our Norfolk, Virginia headquarters. We believe that we offer a competitive and, in many cases, a higher base wage than many local employers and therefore have access to a large number of eligible personnel. In addition, there are several military bases in the area which provide us with an excellent source of employees. As a result, we employ numerous military spouses and retirees. We have also found the Las Vegas, Nevada, Hutchinson, Kansas, Birmingham, Alabama, Jackson, Tennessee, Houston, Texas and Fresno, California areas to provide a large potential workforce of eligible personnel.
Training
     We provide a comprehensive multi-week training program for all new owned portfolio collectors. Our training program begins with lectures on collection techniques, local, state and federal collection laws, systems, negotiation skills, skip tracing and telephone use. These sessions are then followed by additional weeks of practical instruction, including conducting live calls with additional managerial supervision in order to provide employees with confidence and guidance while still contributing to our profitability. Each trainee must successfully pass a comprehensive examination before being assigned to the collection floor, as well as once a year thereafter. In addition, we conduct continuing advanced classes in our five training centers. Our technology and systems allow us to monitor and record individual employees and then offer additional training in areas of deficiency to increase productivity and ensure compliance.
Office of General Counsel
     Our Office of General Counsel manages general corporate governance; litigation; insurance; corporate transactions; intellectual property; contract and document preparation and review, including real estate purchase and lease agreements and portfolio purchase documents; compliance with federal securities laws and other regulations and statutes; obtaining and maintaining insurance coverage; and dispute and complaint resolution. As a part of its compliance functions, our Office of General Counsel works with our Director of Internal Audit in the implementation of our Code of Ethics. In that connection, we have implemented companywide ethics training and mandatory ethics quizzes and have established a confidential telephone hotline to report suspected policy violations, fraud, embezzlement, deception in record keeping and reporting, accounting, auditing matters and other acts which are inappropriate, criminal and/or unethical. Our Code of Ethics is available at the Investor Relations page of our website. Our Office of General Counsel also works closely with and provides guidance to our Quality Control and Compliance department and assists with advising our staff in relevant areas including the Fair Debt Collection Practices Act and other relevant laws and regulations. Our Office of General Counsel distributes guidelines and procedures for collection personnel to follow when communicating with customers, customer’s agents, attorneys and other parties during our recovery efforts. This includes approving all written communications to account debtors. In addition, our Office of General Counsel regularly researches, and provides collections personnel and our training department with summaries and updates of changes in federal and state statutes and relevant case law so that they are aware of and in compliance with changing laws and judicial decisions when skip-tracing or collecting accounts.
Regulation
     Federal and state statutes establish specific guidelines and procedures which debt collectors must follow when collecting customer accounts. It is our policy to comply with the provisions of all applicable federal laws and corresponding state statutes in all of our recovery activities. Our failure to comply with these laws could have a material adverse effect on us in the event and to the extent that they apply to some or all of our recovery activities. Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors, and the relationship between customers and credit card issuers. Significant federal laws and regulations applicable to our business as a debt collector include the following:
     • Fair Debt Collection Practices Act. This act imposes certain obligations and restrictions on the practices of debt collectors, including specific restrictions regarding communications with customers, including the time, place and manner of the communications. This act also gives consumers certain rights, including the right to dispute the validity of their obligations and a right to sue debt collectors who fail to comply with its provisions, including the right to recover their attorney fees.
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
     • Electronic Funds Transfer Act. This act regulates the use of the Automated Clearing House (“ACH”) system to make electronic funds transfers. All ACH transactions must comply with the rules of the National Automated Check Clearing House Association (“NACHA”) and Uniform Commercial Code § 3-402. This act, the NACHA regulations and the Uniform Commercial Code give the consumer, among other things, certain privacy rights with respect to electronic fund transfer transactions, the right to stop payments on a pre-approved fund transfer, and the right to receive certain documentation of the transaction. This act also gives consumers a right to sue institutions which cause financial damages as a result of their failure to comply with its provisions.
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
     • Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) became law. The Dodd-Frank Act restructures the regulation and supervision of the financial services industry. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. As a result, the ultimate impact of the act on our business cannot be determined at this time.
     Additionally, there are some state statutes and regulations comparable to the above federal laws, and specific licensing requirements which affect our operations. State laws may also limit credit account interest rates and the fees, as well as limit the time frame in which judicial and non-judicial actions may be initiated to collect consumer accounts.
     Although we are not a credit originator, some of the following laws, which apply principally to credit originators, may occasionally affect our operations because our receivables were originated through credit transactions:
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
     We cannot assure you that some of our receivables were not established as a result of identity theft or unauthorized use of a credit card. In the event that a receivable was established as a result of identity theft or unauthorized use, we could not recover the amount of the defaulted consumer receivables. As a purchaser of defaulted consumer receivables, we may acquire receivables subject to legitimate defenses on the part of the consumer. Typically our account purchase contracts allow us to return to the debt owners certain defaulted consumer receivables that may not be collectible, due to these and other circumstances. Upon return, the debt owners are required to replace the receivables with similar receivables or repurchase the receivables. These provisions limit to some extent our losses on such accounts.
     In addition to our obligation to comply with applicable federal, state and local laws and regulations, we are also obligated to comply with judicial decisions reached in court cases involving legislation passed by any such governmental bodies.
Item 1A. Risk Factors.
     The following are risks related to our business.
A deterioration in the economic or inflationary environment in the United States may have an adverse effect on our collections, results of operations, revenue and stock price.
     Our performance may be affected by economic or inflationary conditions in the United States. If the United States economy deteriorates or if there is a significant rise in inflation, personal bankruptcy filings may increase, and the ability of consumers to pay their debts could be adversely affected. This may in turn adversely impact our financial condition, results of operations, revenue and stock price. Deteriorating economic conditions could also adversely impact businesses and governmental entities to which we provide fee-based services, which could reduce our fee income and cash flow and thereby adversely impact our financial condition, results of operations, revenue and stock price. Other factors associated with the economy that could influence our performance include the financial stability of the lenders on our line of credit, our access to credit, and financial factors affecting consumers.
     The financial turmoil which affected the banking system and financial markets in recent years has resulted in a tightening in credit markets. There could be a number of follow-on effects from the financial turmoil on our business, including a decrease in the value of our financial investments, the insolvency of lending institutions, including the lenders on our line of credit, resulting in our inability to obtain credit. These and other economic factors could have a material adverse effect on our financial condition and results of operations.
We may not be able to purchase defaulted consumer receivables at appropriate prices, and a decrease in our ability to purchase portfolios of receivables could adversely affect our ability to generate revenue.
     If we are unable to purchase defaulted receivables from debt owners at appropriate prices, or one or more debt owners stop selling defaulted receivables to us, we could lose a potential source of income and our business may be harmed. The availability of receivables portfolios at prices which generate an appropriate return on our investment depends on a number of factors both within and outside of our control, including the following:
     • the continuation of high levels of consumer debt obligations;
     • sales of defaulted receivables portfolios by debt owners; and
     • competitive factors affecting potential purchasers and credit originators of receivables.

     Moreover, there can be no assurance that our existing or potential clients will continue to outsource their defaulted consumer receivables at recent levels or at all, or that we will be able to continue to offer competitive bids for defaulted consumer receivables portfolios. If we are unable to develop and expand our business or adapt to changing market needs as well as our current or future competitors are able to do, we may experience reduced access to defaulted consumer receivables portfolios at appropriate prices and reduced profitability.
     Because of the length of time involved in collecting defaulted consumer receivables on acquired portfolios and the volatility in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner.
We may not be able to continually replace our defaulted consumer receivables with additional receivables portfolios sufficient to operate efficiently and profitably.
     To operate profitably, we must acquire and service a sufficient amount of defaulted consumer receivables to generate revenue that exceeds our expenses. Fixed costs such as salaries and lease or other facility costs constitute a significant portion of our overhead and, if we do not replace the defaulted consumer receivables portfolios we service with additional portfolios, we may have to reduce the number of our collection personnel. We would then have to rehire collection staff as we obtain additional defaulted consumer receivables portfolios. These practices could lead to:
     • low employee morale;
     • fewer experienced employees;
     • higher training costs;
     • disruptions in our operations;
     • loss of efficiency; and
     • excess costs associated with unused space in our facilities.
     Furthermore, heightened regulation of the credit card and consumer lending industry or changing credit origination strategies may result in decreased availability of credit to consumers, potentially leading to a future reduction in defaulted consumer receivables available for purchase from debt owners. We cannot predict how our ability to identify and purchase receivables and the quality of those receivables would be affected if there would be a shift in consumer lending practices, whether caused by changes in the regulations or accounting practices applicable to debt owners, a sustained economic downturn or otherwise.
When documents are required to collect on an account, we rely on the seller to fulfill its contractual obligation, if applicable, to provide them in an accurate and timely fashion. For some of the accounts that we purchase, we may be unable to obtain these account documents, or the accounts documents that we obtain may contain errors. Our inability to obtain these documents from the seller may negatively impact the liquidation rate on such accounts that are subject to judicial collections, or that are located in states in which, by law, no collection activity may proceed without account documents.
     When we collect accounts judicially, courts in certain jurisdictions require that a copy of the account statements or applications be attached to the pleadings in order to obtain a judgment against the account debtors. If we are unable to produce accurate and authentic account documents, these courts will deny our claims. Additionally, our ability to collect non-judicially may be impacted by state laws which require that certain types of account documentation be in our possession prior to the institution of any collection activities.

We may not be able to collect sufficient amounts on our defaulted consumer receivables to fund our operations.
     Our business primarily consists of acquiring and liquidating receivables that consumers have failed to pay and that the credit originator has deemed uncollectible and has charged-off. The debt owners have typically made numerous attempts to recover on their defaulted consumer receivables, often using a combination of in-house recovery efforts and third-party collection agencies. These defaulted consumer receivables are difficult to collect and we may not collect a sufficient amount to cover our investment associated with purchasing the defaulted consumer receivables and the costs of running our business.
We may not be successful at acquiring receivables of new asset types or in implementing a new pricing structure.
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
Our collections may decrease if certain types of bankruptcy filings involving liquidations increase.
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
Our ability to recover on portfolios of bankrupt consumer receivables may be impacted by changes in federal laws or changes in the administrative practices of the various bankruptcy courts.
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
Our ability to recover and enforce our finance receivables may be limited under federal and state laws.
     The businesses conducted by the Company’s operating subsidiaries are subject to licensing and regulation by governmental and regulatory bodies in the many jurisdictions in which the Company operates and conducts its business. Federal and state laws may limit our ability to recover and enforce our defaulted consumer receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit issuers may preclude us from collecting on defaulted consumer receivables we purchase if the credit issuer previously failed to comply with applicable laws in generating or servicing those receivables. Collection laws and regulations also directly apply to our business. Such laws and regulations are extensive and subject to change. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on consumer credit receivables. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on our defaulted consumer receivables and may harm our business. In addition, federal and state governmental bodies are considering, and may consider in the future, legislative proposals that would regulate the collection of our defaulted consumer receivables. Further, certain tax laws such as Internal Revenue Code Section 6050P (requiring 1099-C returns to be filed on discharge of indebtedness in excess of $600) could negatively impact our ability to collect or cause us to incur additional expenses. Although we cannot predict if or how any future legislation would impact our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on our defaulted consumer receivables, which could reduce our profitability and harm our business.
Failure to comply with government regulation of the collections industry could result in penalties, litigation, damage to our reputation or the suspension or termination of our ability to conduct our business.
     The collections industry is governed by various U.S. federal and state laws and regulations. Many states require us to be a licensed debt collector. The Federal Trade Commission has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. If we fail to comply with applicable laws and regulations, such failure could result in the suspension, or termination of our ability to conduct collections which would materially adversely affect our results of operations, financial condition and stock price. In addition, new federal and state laws or regulations or changes in the ways these rules or laws are interpreted or enforced could limit our activities in the future or significantly increase the cost of compliance.
Changes in governmental laws and regulations could increase our costs and liabilities or impact our operations.
     Changes in laws and regulations or the manner in which they are interpreted or applied may alter our business environment. This could affect our results of operations or increase our liabilities. These negative impacts could result from changes in collection laws, laws related to credit reporting, consumer bankruptcy, accounting standards, taxation requirements, employment laws and communications laws, among others. For example, we know that both federal and state governments are currently reviewing existing law related to debt collection, in order to determine if any changes are needed. If we become subject to additional costs or liabilities in the future resulting from changes in laws and regulations, that could adversely effect on our results of operations and financial condition.
We may make acquisitions that prove unsuccessful or strain or divert our resources.
     We intend to consider acquisitions of other companies that could complement our business, including the acquisition of entities offering greater access and expertise in other asset types and markets that are related but that we do not currently serve. If we do acquire other businesses, we may not be able to successfully operate the acquired entity and/or integrate these businesses with our own and we may be unable to maintain our standards, controls and policies. Further, acquisitions may place additional constraints on our resources by diverting the attention of our management from other business concerns. Through acquisitions, we may enter markets in which we have no or limited experience. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities or may result in the incurrence of additional debt and amortization expenses of related intangible assets, which could reduce our profitability and harm our business.
The loss of IGS, RDS, MuniServices or CCB customers could negatively affect our operations.
     With respect to the acquisitions of IGS, RDS, MuniServices and CCB, a significant portion of the valuation was attributed to existing client and customer relationships. Our customers, in general, may terminate their relationship with us on 30-90 days’ prior notice. In the event a customer or customers terminate or significantly cut back any relationship with us, it could reduce our profitability and harm our business and could potentially give rise to an impairment charge related to an intangible asset specifically ascribed to existing client and customer relationships.
Our senior management team is important to our continued success and the loss of one or more members of senior management could negatively affect our operations.
     The loss of the services of one or more of our key executive officers or key employees could disrupt our operations. We have employment agreements with Steve Fredrickson, our president, chief executive officer and chairman of our board of directors, Kevin Stevenson, our executive vice president and chief financial and administrative officer, and most of our other senior executives. The current agreements contain non-compete provisions that survive termination of employment. However, these agreements do not and will not assure the continued services of these officers and we cannot ensure that the non-compete provisions will be enforceable.

Our success depends on the continued service and performance of our key executive officers, and we cannot guarantee that we will be able to retain those individuals.
Our work force could become unionized in the future, which could adversely affect the stability of our operations and increase our costs.
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
We experience high employee turnover rates and we may not be able to hire and retain enough sufficiently trained employees to support our operations.
     The receivables management industry is very labor intensive and, similar to other companies in our industry, we typically experience a high rate of employee turnover. Our annual turnover rate in our collector workforce, excluding those employees that do not complete our multi-week training program was 39% in 2010. We compete for qualified personnel with companies in our industry and in other industries. Our growth requires that we continually hire and train new collectors. A higher turnover rate among our collectors will increase our recruiting and training costs and limit the number of experienced collection personnel available to service our defaulted consumer receivables. If this were to occur, we would not be able to service our defaulted consumer receivables effectively and this would reduce our ability to continue our growth and operate profitability.
We may not be able to retain, renegotiate or replace our existing credit facility.
     Our credit facility includes an aggregate principal amount available of $407.5 million which consists of a $50 million fixed rate loan that matures on May 4, 2012, and a $357.5 million revolving facility that matures on December 20, 2014. The revolving facility will be automatically increased by $50 million upon maturity and repayment of the fixed rate loan. If we are unable to retain, renegotiate or replace such facility, our growth could be adversely affected, which could negatively impact our business operations and the price of our common stock.
We may not be able to continue to satisfy the restrictive covenants in our debt agreements.
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
Changes in interest rates could increase our interest expense and reduce our net income. Our future hedging strategies may not be successful in mitigating our risks associated with changes in interest rates and could adversely affect our results of operations and financial condition, as could our failure to comply with hedge accounting principles and interpretations.
     Our revolving credit facility bears interest at a variable rate as of December 31, 2010. Increases in interest rates could increase our interest expense which would, in turn, lower our earnings. From time to time, we may enter into hedging transactions to mitigate our interest rate risk on a portion of our credit facility. Our hedging strategies rely on assumptions and projections. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates, we may experience volatility in our earnings that could adversely affect our results of operations and financial condition. We had no interest rate hedge contracts at December 31, 2010.
     In addition, hedge accounting in accordance with FASB ASC Topic 815 “Derivatives and Hedging” requires the application of significant subjective judgments to a body of accounting concepts that is complex and for which the interpretations have continued to evolve within the accounting profession and among the standard-setting bodies. Our failure to comply with hedge accounting principles and interpretations in the future could result in the loss of the applicability of hedge accounting which could adversely affect our results of operations and financial condition.
Additional taxes levied on us could harm our financial results.
     Our tax filings are subject to audit by tax authorities in most jurisdictions in which we do business. These audits may result in assessments of additional taxes, adjustments to the timing of taxable income or deductions or allocations of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have an adverse effect on our financial condition and results of operations.

     We file income tax returns using the cost recovery method for tax revenue recognition as it relates to our debt purchasing business. We were notified on June 21, 2007 that we were being examined by the Internal Revenue Service for the 2005 calendar year. The IRS has concluded its audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. On April 22, 2009, we filed a formal protest of the findings contained in the examination report prepared by the IRS. We believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary for these tax positions. If we are unsuccessful in our appeal, we may be required to further our efforts in United States Tax Court. Additionally if judicial appeals prove unsuccessful, we may ultimately be required to pay the related deferred taxes and any potential interest, possibly requiring additional financing from other sources.
We utilize the interest method of revenue recognition for determining our income recognized on finance receivables, which is based on an analysis of projected cash flows that may prove to be less than anticipated and could lead to reductions in future revenues or the incurrence of valuation allowance charges.
     We utilize the interest method to determine income recognized on finance receivables under the guidance of Financial Accounting Standards Board Accounting Standards Codification 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Under this method, static pools of receivables we acquire are modeled upon their projected cash flows. A yield is then established which, when applied to the unamortized purchase price of the receivables, results in the recognition of income at a constant yield relative to the remaining balance in the pool. Each static pool is analyzed monthly to assess the actual performance compared to that expected by the model. Significant increases in actual or projected future cash flows are recognized prospectively, through an upward adjustment of the yield, over a pool’s estimated remaining life. Any increase to the yield then becomes the new benchmark for future impairment testing for the pool. Under ASC 310-30, rather than lowering the estimated yield for significant decreases in actual or projected future cash flows, a valuation allowance charge is recorded to reduce the carrying value of a pool to maintain the then current yield and is shown as a reduction in revenues in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. As a result, if the accuracy of the modeling process deteriorates or there is a significant decline in anticipated future cash flows, we could incur reductions in future revenues resulting from additional valuation allowance charges, which could reduce our profitability in a given period and negatively impact our stock price.
Our operations could suffer from telecommunications or technology downtime or increased costs.
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
We may not be able to successfully anticipate, manage or adopt technological advances within our industry.
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
We rely on our systems and employees, and certain failures or disruptions could adversely affect the continuity of our business operations.
     We may be subject to disruptions of our operating systems arising from events that are not entirely within our control. Those events may include, for example, terrorist attacks, war and the outcome of war and threats of attacks; computer viruses; electrical or telecommunications outages; natural disasters; computer hacking attacks; malicious employee acts; other intentional destructive human acts; and disease pandemics. Any or all of these occurrences could have a material adverse effect on our results of operations, financial condition and stock price.
We serve markets that are highly competitive, and we may be unable to compete with businesses that may have greater resources than we have.
     We face competition in the markets we serve from new and existing providers of outsourced receivables management services, including other purchasers of defaulted consumer receivables portfolios, third-party contingent fee collection agencies and debt owners that manage their own defaulted consumer receivables rather than outsourcing them. The receivables management industry is highly fragmented and competitive, consisting of thousands of consumer and commercial agencies, most of which compete in the contingent fee business.
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
We may not be able to manage our growth effectively.
     We have expanded significantly since our formation and we intend to maintain our focus on growth. However, our growth will place additional demands on our resources and we cannot ensure that we will be able to manage our growth effectively. In order to successfully manage our growth, we may need to:
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
The market price of our shares of common stock could fluctuate significantly.
     Wide fluctuations in the trading price or volume of our shares of common stock could be caused by many factors, including factors relating to our company or to investor perception of our company (including changes in financial estimates and recommendations by research analysts), but also factors relating to (or relating to investor perception of) the receivables management industry or the economy in general.
Negative publicity or reputational attacks could damage our reputation.
     From time to time there are negative news stories about our industry or company, especially with respect to alleged conduct in collecting debt from customers. Negative public opinion about our alleged or actual debt collection practices or about the debt collection industry, especially that expressed via social media such as blogs, various websites or newsletters, generally could adversely impact our stock price and our ability to retain and attract customers and employees.
Our certificate of incorporation, by-laws and Delaware law contain provisions that may prevent or delay a change of control or that may otherwise be in the best interest of our stockholders.
     Our certificate of incorporation and by-laws contain provisions that may make it more difficult, expensive or otherwise discourage a tender offer or a change in control or takeover attempt by a third-party, even if such a transaction would be beneficial to our stockholders. The existence of these provisions may have a negative impact on the price of our common stock by discouraging third-party investors from purchasing our common stock. In particular, our certificate of incorporation and by-laws include provisions that:
•	classify our board of directors into three groups, each of which will serve for staggered three-year terms;

•	permit a majority of the stockholders to remove our directors only for cause;

•	permit our directors, and not our stockholders, to fill vacancies on our board of directors;

•	require stockholders to give us advance notice to nominate candidates for election to our board of directors or to make stockholder proposals at a stockholders’ meeting;

•	permit a special meeting of our stockholders to be called only by approval of a majority of the directors, the chairman of the board of directors, the chief executive officer, the president or the written request of holders owning at least 30% of our common stock;

•	permit our board of directors to issue, without approval of our stockholders, preferred stock with such terms as our board of directors may determine;

•	permit the authorized number of directors to be changed only by a resolution of the board of directors; and

•	require the vote of the holders of a majority of our voting shares for stockholder amendments to our by-laws.
     In addition, we are subject to Section 203 of the Delaware General Corporation Law which provides certain restrictions on business combinations between us and any party acquiring a 15% or greater interest in our voting stock other than in a transaction approved by our board of directors and, in certain cases, by our stockholders. These provisions of our certificate of incorporation, our by-laws and Delaware law could delay or prevent a change in control, even if our stockholders support such proposals. Moreover, these provisions could diminish the opportunities for stockholders to participate in certain tender offers, including tender offers at prices above the then-current market value of our common stock, and may also inhibit increases in the trading price of our common stock that could result from takeover attempts or speculation.
Item 1B. Unresolved Staff Comments.
     None.

Item 2. Properties.
     Our principal executive offices and primary operations facility are located in approximately 110,000 square feet of leased space in three adjacent buildings in Norfolk, Virginia. One of our call centers is also located within this space. This site can currently accommodate approximately 1,000 employees. We own a two-acre parcel of land across from our headquarters which we developed into a parking lot for use by our employees.
     We own an approximately 22,000 square foot facility in Hutchinson, Kansas, comprised of two buildings, and contiguous parcels of land which are used primarily for employee parking. The Hutchinson site can currently accommodate approximately 250 employees. This facility contains one of our call centers.
     We lease a call center facility located in approximately 32,000 square feet of space in Hampton, Virginia which can accommodate approximately 430 employees.
     We lease a property located in Las Vegas, Nevada which houses the employees of our IGS subsidiary as well as certain owned portfolio call center operations. The leased space is approximately 30,000 square feet and can accommodate approximately 310 employees.
     We lease two facilities in Birmingham, Alabama totaling approximately 18,000 square-feet which can accommodate approximately 170 employees. The Birmingham facility houses the employees of our RDS subsidiary as well as PRA call center employees.
     We lease a 34,000 square foot building and a nine-acre parcel of land in Jackson, Tennessee, which the Company originally purchased in 2006 and subsequently conveyed to the Industrial Development Board of the City of Jackson. We lease back the property from the Industrial Board under a long term Master Industrial Lease Agreement and have the option to re-purchase the property at any time during the term of the lease. This facility can accommodate approximately 430 employees. This facility contains one of our call centers.
     For our MuniServices subsidiary, we lease approximately 26,000 square feet of office space in several offices around the country, the majority of which are located in Fresno, California. These offices can accommodate approximately 140 employees.
     We lease a facility located in approximately 6,000 square feet of space in Houston, Texas which can accommodate approximately 30 employees. Certain employees of our government services business are located in this facility.
     We lease approximately 10,000 square feet of space in Rosemont, Illinois which can accommodate approximately 30 employees. Certain of our Information Technology Department employees are located in this facility.
     We lease approximately 2,500 square feet of space in Conshohocken, Pennsylvania which can accommodate approximately 20 employees. This facility houses the employees of our CCB subsidiary.
     We do not consider any specific leased or owned facility to be material to our operations. We believe that equally suitable alternative facilities are available in all areas where we currently do business.
Item 3. Legal Proceedings.
     We are from time to time subject to routine legal claims and proceedings, most of which are incidental to the ordinary course of our business. We initiate lawsuits against customers and are occasionally countersued by them in such actions. Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against us, in which they allege that we have violated a state or federal law in the process of collecting on an account. From time to time, other types of lawsuits are brought against us. While it is not expected that these or any other legal proceedings or claims in which we are involved will, either individually or in the aggregate, have a material adverse impact on our results of operations, liquidity or financial condition, it is possible that, due to unexpected future developments, an unfavorable resolution of a legal proceeding or claim could occur which may be material to our results of operations for a particular period. The matter described below falls outside of the normal parameters of our routine legal proceedings.
     The Attorney General for the State of Missouri filed a purported enforcement action against the Company in 2009 that seeks relief for Missouri customers that have allegedly been injured as a result of certain of our collection practices. We have vehemently denied any wrongdoing herein and in 2010, the complaint was dismissed with prejudice. The matter is currently on appeal, and so it is not possible at this time to estimate the possible loss, if any.
Item 4. (Removed and Reserved).
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

	High	Low
2009
Quarter ended March 31, 2009	$34.89	$19.41
Quarter ended June 30, 2009	$39.52	$26.11
Quarter ended September 30, 2009	$49.01	$37.13
Quarter ended December 31, 2009	$50.50	$40.89

2010
Quarter ended March 31, 2010	$58.12	$41.50
Quarter ended June 30, 2010	$72.80	$54.34
Quarter ended September 30, 2010	$71.98	$58.82
Quarter ended December 31, 2010	$78.00	$62.31
     As of February 3, 2011, there were 26 holders of record of the Common Stock. Based on information provided by our transfer agent and registrar, we believe that there are 21,943 beneficial owners of the Common Stock.
Stock Performance
     The following graph compares from December 31, 2005, to December 31, 2010, the cumulative stockholder returns assuming an initial investment of $100 on January 1, 2006 in the Company’s Common Stock, the stocks comprising the NASDAQ Global Market Composite Index, the NASDAQ Market Index (U.S.) and the stocks comprising a peer group index consisting of six peers which includes Encore Capital Group, Inc., Asset Acceptance Capital Corp., Asta Funding, Inc., Compucredit Holdings Corporation, FTI Consulting Inc. and EPIQ Systems Inc. Any dividends paid during the five year period are assumed to be reinvested.

As of December 31,	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010

PRAA	$100	$101	$87	$74	$98	$165
NASDAQ Global Market Composite Index	$100	$110	$123	$71	$107	$126
NASDAQ Market Index (U.S.)	$100	$113	$122	$72	$104	$121
Peer Group Index	$100	$96	$95	$64	$70	$66
     The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of the Company’s common stock. The Company does not make or endorse any predictions as to its future stock performance.
Dividend Policy
     Our board of directors sets our dividend policy. We do not currently pay regular dividends on our Common Stock and did not pay dividends in 2010 or 2009; however, our board of directors may determine in the future to declare or pay dividends on our Common Stock. Under the terms of our credit facility, cash dividends may not exceed $20 million in any fiscal year. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may consider relevant.

Item 6.	Selected Financial Data.
The following selected financial data should be read in conjunction with the audited consolidated financial statements.

	Years Ended December 31,
	2010	2009	2008	2007	2006
INCOME STATEMENT DATA: (In thousands, except per share data)
Revenues:
Income recognized on finance receivables, net	$309,680	$215,612	$206,486	$184,705	$163,357
Fee income	63,026	65,479	56,789	36,043	24,965

Total revenues	372,706	281,091	263,275	220,748	188,322

Operating expenses:
Compensation and employee services	124,077	106,388	88,073	69,022	58,142
Legal and agency fees and costs	60,941	46,978	52,869	40,187	33,318
Outside fees and services	12,554	9,570	8,883	7,287	6,821
Communications	17,226	14,773	10,304	8,531	5,876
Rent and occupancy	5,313	4,761	3,908	3,105	2,276
Depreciation and amortization	12,437	9,213	7,424	5,517	5,131
Other operating expenses	10,296	8,799	6,977	5,915	4,758

Total operating expenses	242,844	200,482	178,438	139,564	116,322

Income from operations	129,862	80,609	84,837	81,184	72,000
Interest income	65	3	60	419	584
Interest expense	(9,052)	(7,909)	(11,151)	(3,704)	(378)

Income before income taxes	120,875	72,703	73,746	77,899	72,206
Provision for income taxes	47,004	28,397	28,384	29,658	27,716

Net income	$73,871	$44,306	$45,362	$48,241	$44,490

Less net income attributable to redeemable noncontrolling interest	(417)	—	—	—	—

Net income attributable to Portfolio Recovery Associates, Inc.	$73,454	$44,306	$45,362	$48,241	$44,490

Net income per share attributable to Portfolio Recovery Associates, Inc:
Basic	$4.37	$2.87	$2.98	$3.08	$2.80
Diluted	$4.35	$2.87	$2.97	$3.06	$2.77
Weighted average number of shares outstanding:
Basic	16,820	15,420	15,229	15,646	15,911
Diluted	16,885	15,455	15,292	15,779	16,082
OPERATING AND OTHER FINANCIAL DATA: (Dollars in thousands)
Cash collections and fee income (1)	$592,367	$433,482	$383,488	$298,209	$261,357
Operating expenses to cash collections and fee income	41%	46%	47%	47%	45%
Return on equity (2)	17%	14%	17%	20%	20%
Acquisitions of finance receivables, at cost (3)	$367,443	$288,889	$280,336	$263,809	$112,406
Acquisitions of finance receivables, at face value	$6,804,952	$8,109,694	$4,588,234	$11,113,830	$7,788,158
Employees at period end:
Total employees	2,473	2,213	2,032	1,677	1,291
Ratio of collection personnel to total employees (4)	86%	86%	87%	88%	88%

(1)	Includes both cash collected on finance receivables and fee income earned during the relevant period.

(2)	Calculated by dividing net income for each year by average monthly stockholders’ equity for the same year.

(3)	Represents cash paid for finance receivables. It does not include certain capitalized costs or buybacks.

(4)	Includes all collectors and all first-line collection supervisors at December 31.
Below are listed certain key balance sheet data for the periods presented:

(Dollars in thousands)	As of December 31,
BALANCE SHEET DATA:	2010	2009	2008	2007	2006
Cash and cash equivalents	$41,094	$20,265	$13,901	$16,730	$25,101
Finance receivables, net	831,330	693,462	563,830	410,297	226,447
Total assets	995,908	794,433	657,840	476,307	293,378
Long-term debt	2,396	1,499	—	—	690
Total debt, including obligations under capital lease and line of credit	302,396	320,799	268,305	168,103	932
Total stockholders’ equity	490,516	335,480	283,863	235,280	247,278

Below are listed the quarterly consolidated income statements for the years ended December 31, 2010 and 2009:

	For the Quarter Ended
(In thousands, except per share data)	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
INCOME STATEMENT DATA:	2010	2010	2010	2010	2009	2009	2009	2009
Revenues:
Income recognized on finance receivables, net	$84,783	$80,026	$76,920	$67,951	$55,962	$54,336	$54,038	$51,276
Fee income	15,972	15,518	16,109	15,427	17,254	14,229	17,069	16,927

Total revenues	100,755	95,544	93,029	83,378	73,216	68,565	71,107	68,203

Operating expenses:
Compensation and employee services	32,350	31,213	30,872	29,642	26,447	26,844	26,434	26,663
Legal and agency fees and costs	17,367	16,748	13,488	13,338	12,518	11,296	11,047	12,118
Outside fees and services	3,100	3,470	3,155	2,829	2,716	2,284	2,459	2,111
Communications	4,066	4,000	4,102	5,058	3,616	3,472	4,213	3,472
Rent and occupancy	1,402	1,362	1,297	1,252	1,245	1,270	1,163	1,082
Depreciation and amortization	3,387	3,294	3,206	2,550	2,339	2,269	2,330	2,275
Other operating expenses	2,808	2,634	2,580	2,274	2,234	2,341	2,236	1,988

Total operating expenses	64,480	62,721	58,700	56,943	51,115	49,776	49,882	49,709

Income from operations	36,275	32,823	34,329	26,435	22,101	18,789	21,225	18,494
Interest income	29	—	—	36	—	—	—	3
Interest expense	(2,517)	(2,178)	(2,177)	(2,180)	(2,018)	(1,964)	(1,949)	(1,978)

Income before income taxes	33,787	30,645	32,152	24,291	20,083	16,825	19,276	16,519
Provision for income taxes	13,156	11,888	12,474	9,486	7,667	6,729	7,554	6,447

Net income	$20,631	$18,757	$19,678	$14,805	$12,416	$10,096	$11,722	$10,072
Less net income/(loss) attributable to redeemable noncontrolling interest	(14)	276	150	5	—	—	—	—

Net income attributable to Portfolio Recovery Associates, Inc.	$20,645	$18,481	$19,528	$14,800	$12,416	$10,096	$11,722	$10,072

Net income per share attributable to Portfolio Recovery Associates, Inc:
Basic	$1.21	$1.08	$1.15	$0.91	$0.80	$0.65	$0.76	$0.66
Diluted	$1.20	$1.08	$1.14	$0.91	$0.80	$0.65	$0.76	$0.66
Weighted average number of shares outstanding:
Basic	17,063	17,058	16,970	16,191	15,505	15,466	15,377	15,334
Diluted	17,165	17,093	17,080	16,203	15,531	15,502	15,415	15,367
Below are listed the quarterly consolidated balance sheets for the years ended December 31, 2010 and 2009:

	Quarter Ended
(Dollars in thousands)	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
BALANCE SHEET DATA:	2010	2010	2010	2010	2009	2009	2009	2009
Assets
Cash and cash equivalents	$41,094	$20,297	$18,250	$23,006	$20,265	$19,874	$15,661	$16,549
Finance receivables, net	831,330	807,239	775,606	742,484	693,462	660,879	624,592	576,600
Accounts receivable, net	8,932	7,789	8,159	8,752	9,169	6,909	7,315	8,617
Income taxes receivable	2,363	2,603	1,877	1,439	4,460	5,893	4,213	3,289
Property and equipment, net	24,270	22,794	23,230	21,925	21,864	22,093	22,112	23,106
Goodwill	61,678	61,665	61,665	49,053	29,299	29,299	28,815	27,646
Intangible assets, net	18,466	19,945	21,425	30,018	10,756	11,425	12,093	12,761
Other assets	7,775	5,405	4,809	5,773	5,158	3,310	4,037	3,755

Total assets	$995,908	$947,737	$915,021	$882,450	$794,433	$759,682	$718,838	$672,323

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$3,227	$5,739	$5,445	$5,079	$4,108	$3,957	$3,281	$3,622
Accrued expenses	4,904	6,922	6,227	6,264	4,506	3,463	4,797	3,544
Accrued payroll and bonuses	15,445	10,447	9,124	8,298	11,633	11,294	7,783	6,696
Deferred tax liability	164,971	151,638	139,111	126,234	117,206	110,333	102,001	94,118
Line of credit	300,000	288,500	289,500	296,300	319,300	306,300	289,800	266,300
Long-term debt	2,396	998	1,167	1,334	1,499	1,663	1,824	1,983
Derivative instrument	—	537	640	809	701	566	215	362

Total liabilities	490,943	464,781	451,214	444,318	458,953	437,576	409,701	376,625

Redeemable noncontrolling interest	14,449	14,531	15,080	15,328	—	—	—	—

Stockholders’ equity
Common stock	171	171	170	170	155	155	154	153
Additional paid in capital	163,538	162,418	161,267	154,975	82,400	81,358	78,274	76,647
Retained earnings	326,807	306,164	287,681	268,153	253,353	240,939	230,841	219,119
Accumulated other comprehensive (loss), net of taxes	—	(328)	(391)	(494)	(428)	(346)	(132)	(221)

Total stockholders’ equity	490,516	468,425	448,727	422,804	335,480	322,106	309,137	295,698

Total liabilities and stockholders’ equity	$995,908	$947,737	$915,021	$882,450	$794,433	$759,682	$718,838	$672,323

Below are certain key financial data and ratios for the years ended December 31, 2010, 2009 and 2008:

FINANCIAL HIGHLIGHTS	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
EARNINGS
Income recognized on finance receivables, net	$309,680	$215,612	$206,486
Fee income	63,026	65,479	56,789
Total revenues	372,706	281,091	263,275
Operating expenses	242,844	200,482	178,438
Income from operations	129,862	80,609	84,837
Net interest expense	8,987	7,906	11,091
Net income	73,871	44,306	45,362
Net income attributable to Portfolio Recovery Associates, Inc.	73,454	44,306	45,362

PERIOD-END BALANCES
Cash and cash equivalents	$41,094	$20,265	$13,901
Finance receivables, net	831,330	693,462	563,830
Goodwill and intangible assets, net	80,144	40,055	40,975
Total assets	995,908	794,433	657,840
Line of credit	300,000	319,300	268,300
Total liabilities	490,943	458,953	373,977
Total equity	490,516	335,480	283,863

FINANCE RECEIVABLE COLLECTIONS
Cash collections	$529,342	$368,003	$326,699
Principal amortization without allowance charges	194,509	124,756	100,823
Principal amortization with allowance charges	219,662	152,391	120,213
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	41.5%	41.4%	36.8%
Excluding fully amortized pools	44.8%	44.7%	39.4%
Estimated remaining collections — core	$974,108	$893,716	$848,601
Estimated remaining collections — bankruptcy	749,410	521,730	266,964
Estimated remaining collections — total	1,723,518	1,415,446	1,115,565

ALLOWANCE FOR FINANCE RECEIVABLES
Balance at period-end	$76,407	$51,255	$23,620
Balance at period-end to net finance receivables	9.19%	7.39%	4.19%
Allowance charge	$25,152	$27,635	$19,390
Allowance charge to finance receivable income	7.51%	11.36%	8.58%
Allowance charge to cash collections	4.75%	7.51%	5.94%

PURCHASES OF FINANCE RECEIVABLES
Purchase price — core	$149,998	$126,334	167,318
Face value — core	3,424,313	4,435,068	3,467,949
Purchase price — bankruptcy	217,445	162,470	113,018
Face value — bankruptcy	3,380,639	3,674,626	1,120,285
Purchase price — total	367,442	288,804	280,336
Face value — total	6,804,952	8,109,694	4,588,234
Number of portfolios — total	305	407	260

PER SHARE DATA
Net income per common share — diluted	$4.35	$2.87	$2.97
Weighted average number of shares outstanding — diluted	16,885	15,454	15,292
Closing market price	$75.20	$44.85	$33.84

RATIOS AND OTHER DATA
Return on average equity (1)	16.56%	14.16%	17.27%
Return on revenue (2)	19.82%	15.76%	17.23%
Operating margin (3)	34.84%	28.68%	32.22%
Operating expense to cash receipts (4)	41.00%	46.25%	46.53%
Debt to equity (5)	61.65%	95.62%	94.52%
Cash collections per collector hour paid:
Total	$194	$145	$131
Excluding bankruptcy collections	$129	$113	$110
Excluding bankruptcy and external legal collections	$100	$87	$75
Number of collectors	1,472	1,325	1,249
Number of employees	2,473	2,213	2,032
Cash receipts (4)	$592,367	$433,483	$383,488
Line of credit — unused portion at period end	107,500	45,700	96,700

(1)	Calculated as annualized net income divided by average equity for the period

(2)	Calculated as net income divided by total revenues

(3)	Calculated as income from operations divided by total revenues

(4)	“Cash receipts” is defined as cash collections plus fee income

(5)	For purposes of this ratio, “debt” equals the line of credit balance plus long-term debt

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Portfolio Recovery Associates is a diversified financial and business services company. We are a leading company in the business of purchasing and collecting defaulted consumer receivables. Those finance receivables fall into two general categories: purchased bankruptcy portfolios and core portfolios. Revenue for this part of our business consists of cash collections received less amounts applied to principal on the Company’s owned debt portfolios.
     Through our subsidiaries, we provide a broad range of fee-based business services. Those services include collateral location services to credit originators through our IGS subsidiary; revenue administration, discovery, and compliance services to governmental entities through RDS and MuniServices, our government services subsidiaries; and class action claims recovery services through our CCB subsidiary.
     Portfolio Recovery Associates is headquartered in Norfolk, Virginia, and employs approximately 2,500 team members. The shares of Portfolio Recovery Associates are traded on the NASDAQ Global Select Market under the symbol “PRAA.”
Earnings Summary
     For the year ended December 31, 2010, net income attributable to Portfolio Recovery Associates, Inc. was $73.5 million, or $4.35 per diluted share, compared with $44.3 million, or $2.87 per diluted share, for the year ended December 31, 2009. Total revenue was $372.7 for the year ended December, 31, 2010, up 32.6% from the same year ago period. Revenue during the year ended December 31, 2010 consisted of $309.7 million in income recognized on finance receivables, net of allowance charges, and $63.0 million in fee income. Income recognized on finance receivables, net of allowance charges, increased $94.1 million, or 43.6%, over the same period in 2009, primarily as a result of a significant increase in cash collections. Cash collections were $529.3 million during the year ended December 31, 2010, up 43.8% over $368.0 million in the same year ago period. During the year ended December 31, 2010, the Company recorded $25.2 million in net allowance charges, compared with $27.6 million in the comparable year ago period. The Company’s performance has been positively impacted by significant increases in portfolio acquisitions and by operational efficiencies surrounding the cash collections process, including the continued refinement of automated dialer technology and account scoring analytics. Additionally, the Company has continued to develop its internal legal collection staff resources, which enables us to place accounts into that channel that otherwise would have been prohibitively expensive for legal action.
     Fee income decreased from $65.5 million for the year ended December 31, 2009 to $63.0 million in the same period of 2010, mainly as a result of lower revenues generated from our existing fee for service businesses due primarily to the adverse impact of the economic slowdown on general business growth and governmental tax revenues. This was offset by an increase in revenue generated as a result of the acquisition of a majority interest of CCB in March 2010.
     Operating expenses were $242.8 million for the year ended December, 31, 2010, up 21.1% over the same period in 2009, due primarily to increased compensation expense and legal costs. Compensation expense increased primarily as a result of larger staff sizes. Legal and agency fees and costs increased from $47.0 million for the year ended December 31, 2009 to $60.9 million for the year ended December, 31, 2010. This increase was the result of several factors, including growth in the size of our owned debt portfolios, expansion of our internal legal collection resources, and refinement of our internal scoring methodology that expanded our account selections for legal action.
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
     The following table sets forth certain operating data in dollars and as a percentage of total revenues for the years ended December 31, 2010, 2009 and 2008:

(Dollars in thousands)	2010		2009		2008

Revenues:
Income recognized on finance receivables, net	$309,680	83.1%	$215,612	76.7%	$206,486	78.4%
Fee income	63,026	16.9	65,479	23.3	56,789	21.6

Total revenues	372,706	100.0	281,091	100.0	263,275	100.0
Operating expenses:
Compensation and employee services	124,077	33.3	106,388	37.8	88,073	33.5
Legal and agency fees and costs	60,941	16.4	46,978	16.7	52,869	20.1
Outside fees and services	12,554	3.4	9,570	3.4	8,883	3.4
Communications	17,226	4.6	14,773	5.3	10,304	3.9
Rent and occupancy	5,313	1.4	4,761	1.7	3,908	1.4
Depreciation and amortization	12,437	3.3	9,213	3.3	7,424	2.8
Other operating expenses	10,296	2.8	8,799	3.1	6,977	2.7

Total operating expenses	242,844	65.2	200,482	71.3	178,438	67.8

Income from operations	129,862	34.8	80,609	28.7	84,837	32.2
Interest income	65	0.0	3	0.0	60	0.0
Interest expense	(9,052)	(2.4)	(7,909)	(2.8)	(11,151)	(4.2)

Income before income taxes	120,875	32.4	72,703	25.9	73,746	28.0
Provision for income taxes	47,004	12.6	28,397	10.1	28,384	10.8

Net income	$73,871	19.8%	$44,306	15.8%	$45,362	17.2%

Less net income attributable to redeemable noncontrolling interest	(417)	(0.1)	—	0.0	—	0.0

Net income attributable to Portfolio Recovery Associates, Inc.	$73,454	19.7%	$44,306	15.8%	$45,362	17.2%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Revenues
     Total revenues were $372.7 million for the year ended December 31, 2010, an increase of $91.6 million or 32.6% compared to total revenues of $281.1 million for the year ended December 31, 2009.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $309.7 million for the year ended December 31, 2010, an increase of $94.1 million or 43.6% compared to income recognized on finance receivables, net of $215.6 million for the year ended December 31, 2009. The increase was primarily due to an increase in our cash collections on our owned finance receivables to $529.3 million for the year ended December 31, 2010 compared to $368.0 million for the year ended December 31, 2009, an increase of $161.3 million or 43.8%. Our finance receivables amortization rate, including allowance charges, was 41.5% for the year ended December 31, 2010 compared to 41.4% for the year ended December 31, 2009. During the year ended December 31, 2010, we acquired finance receivables portfolios with an aggregate face value amount of $6.8 billion at a cost of $367.4 million. During the year ended December 31, 2009, we acquired finance receivable portfolios with an aggregate face value of $8.1 billion at a cost of $288.9 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC

310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. As such, allowance charges are netted against income recognized on finance receivables in the Consolidated Income Statements and are included in collections applied to principal on finance receivables in the Consolidated Statements of Cash Flows. For the year ended December 31, 2010, we recorded net allowance charges of $25.2 million, the majority of which related to non-bankruptcy portfolios acquired in 2005 through 2007. For the year ended December 31, 2009, we recorded net allowance charges of $27.6 million, the majority of which related to non-bankruptcy portfolios acquired in 2005 through 2008. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables include: overall market pricing for pools of consumer receivables (which is driven by both supply and demand), new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff. Due to the extraordinary deterioration of the U.S. economy beginning in the fourth quarter of 2008, our collection efforts continued to be more challenging in the year ended December 31, 2010, which exacerbated the typical effects of these external and internal factors for that period. These combined factors have contributed to the valuation allowances that we recorded during the year ended December 31, 2010.
Fee Income
     Fee income was $63.0 million for the year ended December 31, 2010, a decrease of $2.5 million or 3.8% compared to fee income of $65.5 million for the year ended December 31, 2009. Fee income declined as a result of a decrease in revenue generated by our MuniServices government processing and collection business and our IGS fee-for-service business, partially offset by an increase in revenue generated by our RDS government processing and collection business as well as revenue generated through the acquisition of a 62% controlling interest in CCB on March 15, 2010. IGS revenues were negatively affected by reduced levels of automotive financings. MuniServices revenues were negatively impacted by declines in sales and use tax volumes in California and by reductions in municipal budgets.
Operating Expenses
     Total operating expenses were $242.8 million for the year ended December 31, 2010, an increase of $42.3 million or 21.1% compared to total operating expenses of $200.5 million for the year ended December 31, 2009. Total operating expenses were 41.0% of cash receipts for the year ended December 31, 2010 compared with 46.3% for the same period in 2009.
Compensation and Employee Services
     Compensation and employee services expenses were $124.1 million for the year ended December 31, 2010, an increase of $17.7 million or 16.6% compared to compensation and employee services expenses of $106.4 million for the year ended December 31, 2009. This increase is mainly due to an overall increase in our owned portfolio collection staff. Compensation and employee services expenses increased as total employees grew 11.7% to 2,473 as of December 31, 2010 from 2,213 as of December 31, 2009. Additionally, existing employees received normal salary increases. Compensation and employee services expenses as a percentage of cash receipts decreased to 21.0% for the year ended December 31, 2010 from 24.5% of cash receipts for the same period in 2009.
Legal and Agency Fees and Costs
     Legal and agency fees and costs were $60.9 million for the year ended December 31, 2010, an increase of $13.9 million or 29.6% compared to legal and agency fees and costs of $47.0 million for the year ended December 31, 2009. Of the $13.9 million increase, $17.6 million was attributable to an increase in legal fees and costs incurred resulting from accounts referred to both our in house attorneys and outside independent contingent fee attorneys. This increase was largely due to the refinement of our internal scoring methodology that expanded our account selections for legal action. Growth in the size of our owned debt portfolios and expansion of our internal legal collection resources were also contributing factors. The increase in legal fees and costs was partially offset by a $3.7 million decline in agency fees due primarily to reduced business activity associated with IGS. Total legal fees paid to independent contingent fee attorneys for the year ended December 31, 2010 were 22.3% of external legal cash collections compared to 23.0% for the year ended December 31, 2009. These legal fees represent the contingent fees for the cash collections generated by our independent third party attorney network. Total legal costs paid to bring suit on our legal accounts totaled $31.3 million for the year ended December 31, 2010 up from $11.5 million for the year ended December 31, 2009. As a percentage of total legal collections, these legal costs were 24.9% and 18.1% for the years ended December 31, 2010 and 2009, respectively.
Outside Fees and Services
     Outside fees and services expenses were $12.6 million for the year ended December 31, 2010, an increase of $3.0 million or 31.3% compared to outside legal and other fees and services expenses of $9.6 million for the year ended December 31, 2009. Of the $3.0 million increase, $1.3 million was attributable to an increase in our corporate legal expenses while the remaining $1.7 million increase was due to increases in other outside fees and services and accounting fees.
Communications
     Communications expenses were $17.2 million for the year ended December 31, 2010, an increase of $2.4 million or 16.2% compared to communications expenses of $14.8 million for the year ended December 31, 2009. The increase was mainly due to a growth in mailings due to an increase in special letter campaigns. The remaining increase was attributable to higher telephone expenses driven by a greater number of finance receivables to work, as well as a significant expansion of our dialer capacity and related calls that are generated by the dialer. Mailings were responsible for 87.5% or $2.1 million of this increase, while the remaining 12.5% or $0.3 million was attributable to increased call volumes.
Rent and Occupancy
     Rent and occupancy expenses were $5.3 million for the year ended December 31, 2010, an increase of $0.5 million or 10.4% compared to rent and occupancy expenses of $4.8 million for the year ended December 31, 2009. The increase was due to the expansion of our Hampton, Virginia call center, the additional space resulting from our acquisition of a 62% controlling interest in CCB on March 15, 2010, the relocation of our IGS business to another location during 2009 and other renewals and expansions, as well as increased utility charges.
Depreciation and Amortization
     Depreciation and amortization expenses were $12.4 million for the year ended December 31, 2010, an increase of $3.2 million or 34.8% compared to depreciation and amortization expenses of $9.2 million for the year ended December 31, 2009. The increase is mainly due to additional expenses incurred related to the depreciation and amortization of the tangible and intangible assets acquired in the acquisition of a 62% controlling interest in CCB on March 15, 2010. Additional increases are the result of continued capital expenditures on equipment, software and computers related to our growth and systems upgrades.
Other Operating Expenses
     Other operating expenses were $10.3 million for the year ended December 31, 2010, an increase of $1.5 million or 17.0% compared to other operating expenses of $8.8 million for the year ended December 31, 2009. The increase was mainly due to increases in various expenses related to general growth of the Company. No individual item represents a significant portion of the overall increase.
Interest Income
     Interest income was $65,000 for the year ended December 31, 2010, an increase of $61,000 compared to interest income of $3,000 for the year ended December 31, 2009. This increase is the result of interest earned and a refund received on the overpayment of federal and state income taxes.

Interest Expense
     Interest expense was $9.1 million for the year ended December 31, 2010, an increase of $1.2 million or 15.2% compared to interest expense of $7.9 million for the year ended December 31, 2009. The increase was mainly due to an increase in our average borrowings for the year ended December 31, 2010 compared to the same period in 2009, and the termination of our interest rate swap during the fourth quarter of 2010, both of which were partially offset by a decrease in our weighted average variable interest rate which decreased to 2.46% for the year ended December 31, 2010 as compared to 2.62% for the year ended December 31, 2009.
Provision for Income Taxes
     Income tax expense was $47.0 million for the year ended December 31, 2010, an increase of $18.6 million or 65.5% compared to income tax expense of $28.4 million for the year ended December 31, 2009. The increase is mainly due to an increase of 66.3% in income before taxes for the year ended December 31, 2010 when compared to the same period in 2009. This was offset by a slight decrease in the effective tax rate of 38.9% for the year ended December 31, 2010 compared to 39.1% for the same period in 2009.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Revenues
     Total revenues were $281.1 million for the year ended December 31, 2009, an increase of $17.8 million or 6.8% compared to total revenues of $263.3 million for the year ended December 31, 2008.
Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $215.6 million for the year ended December 31, 2009, an increase of $9.1 million or 4.4% compared to income recognized on finance receivables, net of $206.5 million for the year ended December 31, 2008. The increase was primarily due to an increase in cash collections on our owned finance receivables to $368.0 million for the year ended December 31, 2009 compared to $326.7 million for the year ended December 31, 2008, an increase of $41.3 million or 12.6%. This was partially offset by an increase in our finance receivables amortization rate, including the allowance charge, to 41.4% for the year ended December 31, 2009 compared to 36.8% for the year ended December 31, 2008. During the year ended December 31, 2009, we acquired finance receivables portfolios with an aggregate face value amount of $8.1 billion at a cost of $288.9 million. During the year ended December 31, 2008, we acquired finance receivable portfolios with an aggregate face value of $4.6 billion at a cost of $280.3 million. In any period, we acquire finance receivables that can vary dramatically in their age, type and ultimate collectibility. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not relevant to estimated profitability of a period’s buying.
     Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under ASC 310-30, which requires that a valuation allowance be recorded for significant decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. As such, allowance charges are netted against income recognized on finance receivables in the Consolidated Income Statements and are included in collections applied to principal on finance receivables in the Consolidated Statements of Cash Flows. For the year ended December 31, 2009, we recorded net allowance charges of $27,635,000. For the year ended December 31, 2008, we recorded net allowance charges of $19,390,000. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables would include:

overall market pricing for pools of consumer receivables (which is driven by both supply and demand), new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff. Due to the extraordinary deterioration of the U.S. economy beginning in the fourth quarter of 2008, our collection efforts became more challenging in the year ended December 31, 2009, which exacerbated the typical effects of these external and internal factors for that period. These combined factors have contributed to the valuation allowances that we recorded during the year ended December 31, 2009.
Fee Income
     Fee income was $65.5 million for the year ended December 31, 2009, an increase of $8.7 million or 15.3% compared to fee income of $56.8 million for the year ended December 31, 2008. Fee income grew as a result of the acquisitions of MuniServices on July 1, 2008 and Broussard Partners and Associates, Inc. on August 1, 2008, as well as an increase in revenue generated by our RDS government processing and collection business, partially offset by a decrease in revenue generated by our IGS fee-for-service business and our Anchor contingent fee business, which ceased operations in the second quarter of 2008.
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
Communications
     Communications expenses were $14.8 million for the year ended December 31, 2009, an increase of $4.5 million or 43.7% compared to communications expenses of $10.3 million for the year ended December 31, 2008. The increase was mainly due to a growth in mailings due to an increase in special letter campaigns which increased by $4.3 million for the year ended December 31, 2009 when compared to the year ago period. The remaining increase was attributable to higher telephone expenses driven by a greater number of finance receivables to work, as well as a significant expansion of our dialer capacity and related calls that are generated by the dialer. Mailings were responsible for 95.6% or $4.3 million of this increase, while the remaining 4.4% or $0.2 million was attributable to increased call volumes.
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
Other Operating Expenses
     Other operating expenses were $8.8 million for the year ended December 31, 2009, an increase of $1.8 million or 25.7% compared to other operating expenses of $7.0 million for the year ended December 31, 2008. The increase was due to increases in various expenses mainly as a result of the addition of MuniServices and BPA. No individual item represents a significant portion of the overall increase.
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
Provision for Income Taxes
     Income tax expense was $28.4 million for each of the years ended December 31, 2009 and 2008. Pre-tax income for the year ending December 31, 2009 decreased by $1.0 million as compared to the year ending December 31, 2008; however, income tax expense remained the same due to the impact of permanent items, state tax credits and prior year true-up which resulted in a lower effective tax rate for the year ending December 31, 2008 when compared to the same period in 2009.
Supplemental Performance Data
Owned Portfolio Performance:
     The following tables show certain data related to our owned portfolio. These tables describe the purchase price, cash collections and related multiples. Further, these tables disclose our entire portfolio, as well as its subsets; the portfolio of purchased bankrupt accounts and our core portfolio. The accounts represented in the purchased bankruptcy tables are those portfolios of accounts that were bankrupt at the time of purchase. This contrasts with accounts that file bankruptcy after we purchase them, which continue to be tracked in their corresponding core portfolio.
     The purchase price multiples for 2005 through 2010 described in the table below are lower than historical multiples in previous years. This trend is primarily, but not entirely related to pricing competition. When competition increases, and or supply decreases so that pricing becomes negatively impacted on a relative basis (total lifetime collections in relation to purchase price), yields tend to trend lower.
     Additionally, however, the way we initially book newly acquired pools of accounts and how we forecast future estimated collections for any given portfolio of accounts has evolved over the years due to a number of factors including the current economic situation. Since our revenue recognition under ASC 310-30 is driven by both the ultimate magnitude of estimated lifetime collections as well as the timing of those collections, we have progressed towards booking new portfolio purchases using a higher confidence level for both estimated collection amounts and pace. Subsequent to the initial booking, as we gain collection experience and comfort with a pool of accounts, we continuously update ERC. Since our inception, these processes have tended to cause the ratio of collections, including ERC, to purchase price for any given year of buying to gradually increase over time. As a result, our estimate of lifetime collections to purchase price has shown relatively steady increases as pools have aged. Thus, all factors being equal in terms of pricing, one would naturally tend to see a higher collection to purchase price ratio from a pool of accounts that were six years from purchase than say a pool that was just two years from purchase.
     To the extent that lower purchase price multiples are the ultimate result of more competitive pricing and lower yields, this will generally lead to higher amortization rates (payments applied to principal as a percentage of cash collections), lower operating margins and ultimately lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to increase. It is important to consider, however, that to the extent we can improve our collection operations by collecting additional cash from a discreet quantity and quality of accounts, and/or by collecting cash at a lower cost structure, we can positively impact the collection to purchase price ratio and operating margins. During 2008 and continuing through 2010, we made significant enhancements in our analytical abilities, management personnel and automated dialing capabilities, all with the intent to collect more cash at lower cost.

     Information about our owned portfolios as of December 31, 2010 is as follows:
Entire Portfolio ($ in thousands)

					Percentage of	Percentage of Reserve	Actual Cash
				Life to Date	Reserve	Allowance to Unamortized	Collections	Estimated	Total Estimated
Purchase	Purchase	Total Estimated	Net Finance	Reserve	Allowance to	Purchase Price and	Including Cash	Remaining	Collections to
Period	Price (1)	Collections (2)	Receivable Balance (3)	Allowance (4)	Purchase Price (5)	Reserve Allowance (6)	Sales	Collections (7)	Purchase Price (8)

1996	$3,080	$10,143	$0	$0	0%	0%	$10,043	$100	329%
1997	$7,685	$25,395	$0	$0	0%	0%	$25,122	$273	330%
1998	$11,089	$37,002	$0	$0	0%	0%	$36,607	$395	334%
1999	$18,898	$68,445	$0	$0	0%	0%	$67,165	$1,280	362%
2000	$25,020	$114,019	$0	$0	0%	0%	$110,835	$3,184	456%
2001	$33,481	$171,214	$0	$0	0%	0%	$166,673	$4,541	511%
2002	$42,325	$190,351	$0	$0	0%	0%	$184,432	$5,919	450%
2003	$61,448	$253,276	$0	$0	0%	0%	$243,452	$9,824	412%
2004	$59,177	$188,291	$157	$1,215	2%	2%	$178,628	$9,663	318%
2005	$143,171	$310,837	$20,756	$16,817	12%	11%	$270,650	$40,187	217%
2006	$107,713	$217,381	$25,880	$19,415	18%	15%	$168,966	$48,415	202%
2007	$258,397	$505,826	$100,180	$18,315	7%	7%	$335,138	$170,688	196%
2008	$275,145	$538,136	$155,587	$20,645	8%	7%	$269,588	$268,548	196%
2009	$281,583	$720,932	$198,715	$0	0%	0%	$234,745	$486,187	256%
2010	$361,843	$760,876	$330,055	$0	0%	0%	$86,562	$674,314	210%

Total	$1,690,055	$4,112,124	$831,330	$76,407	5%	4%	$2,388,606	$1,723,518	243%

Purchased Bankruptcy Portfolio ($ in thousands)

					Percentage of	Percentage of Reserve	Actual Cash
				Life to Date	Reserve	Allowance to Unamortized	Collections	Estimated	Total Estimated
Purchase	Purchase	Total Estimated	Net Finance	Reserve	Allowance to	Purchase Price and	Including Cash	Remaining	Collections to
Period	Price (1)	Collections (2)	Receivable Balance (3)	Allowance (4)	Purchase Price (5)	Reserve Allowance (6)	Sales	Collections (7)	Purchase Price (8)

1996- 2003	$0	$0	$0	$0	0%	0%	$0	$0	0%
2004	$7,468	$14,176	$2	$1,215	16%	14%	$14,145	$31	190%
2005	$29,301	$43,059	$222	$872	3%	3%	$42,756	$303	147%
2006	$17,648	$30,973	$218	$2,380	13%	12%	$28,955	$2,018	176%
2007	$78,557	$111,742	$26,584	$1,910	2%	2%	$79,281	$32,461	142%
2008	$108,615	$183,857	$67,637	$0	0%	0%	$87,892	$95,965	169%
2009	$156,064	$366,721	$125,270	$0	0%	0%	$98,415	$268,306	235%
2010	$211,880	$389,812	$199,960	$0	0%	0%	$39,486	$350,326	184%

Total	$609,533	$1,140,340	$419,893	$6,377	1%	1%	$390,930	$749,410	187%

Core Portfolio ($ in thousands)

					Percentage of	Percentage of Reserve	Actual Cash
				Life to Date	Reserve	Allowance to Unamortized	Collections	Estimated	Total Estimated
Purchase	Purchase	Total Estimated	Net Finance	Reserve	Allowance to	Purchase Price and	Including Cash	Remaining	Collections to
Period	Price (1)	Collections (2)	Receivable Balance (3)	Allowance (4)	Purchase Price (5)	Reserve Allowance (6)	Sales	Collections (7)	Purchase Price (8)

1996	$3,080	$10,143	$0	$0	0%	0%	$10,043	$100	329%
1997	$7,685	$25,395	$0	$0	0%	0%	$25,122	$273	330%
1998	$11,089	$37,002	$0	$0	0%	0%	$36,607	$395	334%
1999	$18,898	$68,445	$0	$0	0%	0%	$67,165	$1,280	362%
2000	$25,020	$114,019	$0	$0	0%	0%	$110,835	$3,184	456%
2001	$33,481	$171,214	$0	$0	0%	0%	$166,673	$4,541	511%
2002	$42,325	$190,351	$0	$0	0%	0%	$184,432	$5,919	450%
2003	$61,448	$253,276	$0	$0	0%	0%	$243,452	$9,824	412%
2004	$51,709	$174,115	$155	$0	0%	0%	$164,483	$9,632	337%
2005	$113,870	$267,778	$20,534	$15,945	14%	12%	$227,894	$39,884	235%
2006	$90,065	$186,408	$25,662	$17,035	19%	16%	$140,011	$46,397	207%
2007	$179,840	$394,084	$73,596	$16,405	9%	8%	$255,857	$138,227	219%
2008	$166,530	$354,279	$87,950	$20,645	12%	11%	$181,696	$172,583	213%
2009	$125,519	$354,211	$73,445	$0	0%	0%	$136,330	$217,881	282%
2010	$149,963	$371,064	$130,095	$0	0%	0%	$47,076	$323,988	247%

Total	$1,080,522	$2,971,784	$411,437	$70,030	6%	6%	$1,997,676	$974,108	275%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less buybacks.

(2)	Total estimated collections refers to actual cash collections, including cash sales, plus estimated remaining collections.

(3)	Net finance receivable balance refers to the purchase price less amortization over the life of the portfolio.

(4)	Life to date reserve allowance refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals.

(5)	Percentage of reserve allowance to purchase price refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals, divided by the purchase price.

(6)	Percentage of reserve allowance to unamortized purchase price and reserve allowance refers to the total amount of allowance charges incurred on our owned portfolios net of any reversals, divided by the sum of the unamortized purchase price and the life to date reserve allowance.

(7)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios

(8)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.
       The following tables show our net valuation allowances recorded against our investment in finance receivables.

($ in thousands)
									Allowance
Entire Portfolio			Purchase Period						Charge as
Allowance Period(1)	1996-2003	2004	2005	2006	2007	2008	2009-2010	Total	% of NFR(2)

Q1 05	$—	$—	$—	$—	$—	$—	$—	$—	0.0%
Q2 05	—	—	—	—	—	—	—	—	0.0%
Q3 05	—	—	—	—	—	—	—	—	0.0%
Q4 05	200	—	—	—	—	—	—	200	0.1%
Q1 06	—	—	175	—	—	—	—	175	0.1%
Q2 06	75	—	125	—	—	—	—	200	0.1%
Q3 06	200	—	75	—	—	—	—	275	0.1%
Q4 06	—	—	450	—	—	—	—	450	0.2%
Q1 07	(245)	—	610	—	—	—	—	365	0.1%
Q2 07	90	—	—	—	—	—	—	90	0.0%
Q3 07	200	320	660	—	—	—	—	1,180	0.4%
Q4 07	190	150	615	340	—	—	—	1,295	0.3%
Q1 08	120	650	910	1,105	—	—	—	2,785	0.6%
Q2 08	260	720	—	2,330	650	—	—	3,960	0.8%
Q3 08	(90)	60	325	1,135	2,350	—	—	3,780	0.7%
Q4 08	(400)	(140)	1,805	2,600	4,380	620	—	8,865	1.6%
Q1 09	(225)	35	1,150	910	2,300	2,050	—	6,220	1.1%
Q2 09	(230)	(220)	495	765	685	2,425	—	3,920	0.6%
Q3 09	(25)	(190)	1,170	1,965	340	4,750	—	8,010	1.2%
Q4 09	(120)	—	1,375	1,220	110	6,900	—	9,485	1.4%
Q1 10	—	—	2,795	1,175	2,900	—	—	6,870	0.9%
Q2 10	—	(80)	1,600	2,100	700	2,000	—	6,320	0.8%
Q3 10	—	(80)	1,650	2,050	2,750	150	—	6,520	0.8%
Q4 10	—	(10)	832	1,720	1,150	1,750	—	5,442	0.7%

Total	$—	$1,215	$16,817	$19,415	$18,315	$20,645	$—	$76,407

Portfolio Purchases, net	$203,026	$59,177	$143,171	$107,713	$258,397	$275,145	$643,426	$1,690,055

(1)	Allowance period represents the quarter in which we recorded valuation allowances, net of any (reversals).

(2)	NFR refers to total net finance receivables as of the end of the allowance period presented.

($ in thousands)
									Allowance
Purchased BK Portfolio			Purchase Period						Charge as
Allowance Period (1)	1996-2003	2004	2005	2006	2007	2008	2009-2010	Total	% of NFR(2)

Q1 05	$—	$—	$—	$—	$—	$—	$—	$—	0.0%
Q2 05	—	—	—	—	—	—	—	—	0.0%
Q3 05	—	—	—	—	—	—	—	—	0.0%
Q4 05	—	—	—	—	—	—	—	—	0.0%
Q1 06	—	—	—	—	—	—	—	—	0.0%
Q2 06	—	—	—	—	—	—	—	—	0.0%
Q3 06	—	—	—	—	—	—	—	—	0.0%
Q4 06	—	—	—	—	—	—	—	—	0.0%
Q1 07	—	—	—	—	—	—	—	—	0.0%
Q2 07	—	—	—	—	—	—	—	—	0.0%
Q3 07	—	320	160	—	—	—	—	480	1.3%
Q4 07	—	150	—	150	—	—	—	300	0.3%
Q1 08	—	530	60	405	—	—	—	995	0.8%
Q2 08	—	15	—	450	—	—	—	465	0.3%
Q3 08	—	115	—	30	—	—	—	145	0.1%
Q4 08	—	110	315	325	—	—	—	750	0.4%
Q1 09	—	10	100	50	—	—	—	160	0.1%
Q2 09	—	15	(5)	—	—	—	—	10	0.0%
Q3 09	—	20	70	—	—	—	—	90	0.0%
Q4 09	—	—	100	70	110	—	—	280	0.1%
Q1 10	—	—	95	50	1,200	—	—	1,345	0.4%
Q2 10	—	(30)	25	—	—	—	—	(5)	0.0%
Q3 10	—	(30)	—	(100)	600	—	—	470	0.1%
Q4 10	—	(10)	(18)	(30)	950	—	—	892	0.2%

Total	$—	$1,215	$902	$1,400	$2,860	$—	$—	$6,377

Portfolio Purchases, net	$—	$7,468	$29,301	$17,648	$78,557	$108,615	$367,944	$609,533

($ in thousands)
									Allowance
Core Portfolio			Purchase Period						Charge as
Allowance Period (1)	1996-2003	2004	2005	2006	2007	2008	2009-2010	Total	% of NFR(2)

Q1 05	$—	$—	$—	$—	$—	$—	$—	$—	0.0%
Q2 05	—	—	—	—	—	—	—	—	0.0%
Q3 05	—	—	—	—	—	—	—	—	0.0%
Q4 05	200	—	—	—	—	—	—	200	0.1%
Q1 06	—	—	175	—	—	—	—	175	0.1%
Q2 06	75	—	125	—	—	—	—	200	0.1%
Q3 06	200	—	75	—	—	—	—	275	0.2%
Q4 06	—	—	450	—	—	—	—	450	0.2%
Q1 07	(245)	—	610	—	—	—	—	365	0.2%
Q2 07	90	—	—	—	—	—	—	90	0.0%
Q3 07	200	—	500	—	—	—	—	700	0.2%
Q4 07	190	—	615	190	—	—	—	995	0.3%
Q1 08	120	120	850	700	—	—	—	1,790	0.5%
Q2 08	260	705	—	1,880	650	—	—	3,495	0.9%
Q3 08	(90)	(55)	325	1,105	2,350	—	—	3,635	1.0%
Q4 08	(400)	(250)	1,490	2,275	4,380	620	—	8,115	2.1%
Q1 09	(225)	25	1,050	860	2,300	2,050	—	6,060	1.6%
Q2 09	(230)	(235)	500	765	685	2,425	—	3,910	1.0%
Q3 09	(25)	(210)	1,100	1,965	340	4,750	—	7,920	2.0%
Q4 09	(120)	—	1,275	1,150	—	6,900	—	9,205	2.3%
Q1 10	—	—	2,700	1,125	1,700	—	—	5,525	1.4%
Q2 10	—	(50)	1,575	2,100	700	2,000	—	6,325	1.6%
Q3 10	—	(50)	1,650	2,150	2,150	150	—	6,050	1.5%
Q4 10	—	—	850	1,750	200	1,750	—	4,550	1.1%

Total	$—	$—	$15,915	$18,015	$15,455	$20,645	$—	$70,030

Portfolio Purchases, net	$203,026	$51,709	$113,870	$90,065	$179,840	$166,530	$275,482	$1,080,522

(1)	Allowance period represents the quarter in which we recorded valuation allowances, net of any (reversals).

(2)	NFR refers to total net finance receivables as of the end of the allowance period presented.

     The following graph shows the purchase price of our owned portfolios by year. The purchase price number represents the cash paid to the seller, plus certain capitalized costs, less buybacks.
     As shown in the above chart, the composition of our purchased portfolios has shifted in favor of bankrupt accounts in recent years. We began buying bankrupt accounts during 2004 and slowly increased the volume of accounts we acquired through 2006 as we tested our models, refined our processes and proved out our operating assumptions. After observing a high level of modeling confidence in our early purchases, we began increasing our level of purchases more dramatically during the period from 2007 through 2010.
     Our ability to profitably purchase and liquidate pools of bankrupt accounts provides diversity to our distressed asset acquisition business. Although we generally buy bankrupt assets from many of the same consumer lenders from whom we acquire Core customer accounts, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of pools purchased in the bankrupt and Core markets may differ over time. We have found periods when bankrupt accounts were more profitable and other times when Core accounts were more profitable. From 2004 through 2008, our bankruptcy buying fluctuated between 13% and 39% of our total portfolio purchasing in those years. In 2009, for the first time in our history, bankruptcy purchasing exceeded that of our Core buying, finishing at 55% of total portfolio purchasing for the year and during 2010 this percentage increased to 59%. This occurred as severe dislocations in the financial markets, coupled with legislative uncertainty, caused pricing in the bankruptcy market to decline substantially thereby driving our strategy to make advantageous bankruptcy portfolio acquisitions during this period.
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
     In addition, collections on younger, newly filed bankrupt accounts tend to be of a lower magnitude in the earlier months when compared to Core charge-off accounts. This lower level of early period collections is due to the fact that 1) we purchase primarily accounts that represent unsecured claims in bankruptcy, and 2) these unsecured claims are scheduled to begin paying out after payment of the secured and priority claims. As a result of the administrative processes regarding payout priorities within the court-administered bankruptcy plans, unsecured creditors do not generally begin receiving meaningful collections on unsecured claims until 12 to 18 months after the bankruptcy filing date. Therefore, to the extent that we purchase portfolios with more recent bankruptcy filing dates, as we did to a significant extent in 2009 and 2010, we would expect to experience a delay in cash collections compared with Core charged-off accounts.
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
Cash Collections By Year, By Year of Purchase — Entire Portfolio

($ in thousands)
Purchase	Purchase		Cash Collection Period
Period	Price	1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total

1996	$3,080	$7,295	$730	$496	$398	$285	$210	$237	$102	$83	$78	$68	$9,982
1997	7,685	15,138	2,630	1,829	1,324	1,022	860	597	437	346	215	216	24,614
1998	11,089	16,981	5,152	3,948	2,797	2,200	1,811	1,415	882	616	397	382	36,581
1999	18,898	18,207	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	1,328	1,139	66,473
2000	25,020	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	3,198	2,782	110,373
2001	33,481	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	5,299	4,422	161,182
2002	42,325	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	6,375	184,417
2003	61,448	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	10,422	243,452
2004	59,177	—	—	—	—	18,019	46,475	40,424	30,750	19,339	13,677	9,944	178,628
2005	143,171	—	—	—	—	—	18,968	75,145	69,862	49,576	33,366	23,733	270,650
2006	107,713	—	—	—	—	—	—	22,971	53,192	40,560	29,749	22,494	168,966
2007	258,397	—	—	—	—	—	—	—	42,263	115,011	94,805	83,059	335,138
2008	275,145	—	—	—	—	—	—	—	—	61,277	107,974	100,337	269,588
2009	281,583	—	—	—	—	—	—	—	—	—	57,338	177,407	234,745
2010	361,843	—	—	—	—	—	—	—	—	—	—	86,562	86,562

Total	$1,690,055	$64,515	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$262,166	$326,699	$368,003	$529,342	$2,381,351

Cash Collections By Year, By Year of Purchase — Purchased Bankruptcy Portfolio
($ in thousands)
Purchase	Purchase		Cash Collection Period
Period	Price	1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total

2004	$7,468	$—	$—	$—	$—	$743	$4,554	$3,956	$2,777	$1,455	$496	$164	$14,145
2005	29,301	—	—	—	—	—	3,777	15,500	11,934	6,845	3,318	1,382	42,756
2006	17,648	—	—	—	—	—	—	5,608	9,455	6,522	4,398	2,972	28,955
2007	78,557	—	—	—	—	—	—	—	2,850	27,972	25,630	22,829	79,281
2008	108,615	—	—	—	—	—	—	—	—	14,024	35,894	37,974	87,892
2009	156,064	—	—	—	—	—	—	—	—	—	16,635	81,780	98,415
2010	211,880	—	—	—	—	—	—	—	—	—	—	39,486	39,486

Total	$609,533	$—	$—	$—	$—	$743	$8,331	$25,064	$27,016	$56,818	$86,371	$186,587	$390,930

Cash Collections By Year, By Year of Purchase — Core Portfolio
($ in thousands)
Purchase	Purchase		Cash Collection Period
Period	Price	1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total

1996	$3,080	$7,295	$730	$496	$398	$285	$210	$237	$102	$83	$78	$68	$9,982
1997	7,685	15,138	2,630	1,829	1,324	1,022	860	597	437	346	215	216	24,614
1998	11,089	16,981	5,152	3,948	2,797	2,200	1,811	1,415	882	616	397	382	36,581
1999	18,898	18,207	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	1,328	1,139	66,473
2000	25,020	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	3,198	2,782	110,373
2001	33,481	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	5,299	4,422	161,182
2002	42,325	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	6,375	184,417
2003	61,448	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	10,422	243,452
2004	51,709	—	—	—	—	17,276	41,921	36,468	27,973	17,884	13,181	9,780	164,483
2005	113,870	—	—	—	—	—	15,191	59,645	57,928	42,731	30,048	22,351	227,894
2006	90,065	—	—	—	—	—	—	17,363	43,737	34,038	25,351	19,522	140,011
2007	179,840	—	—	—	—	—	—	—	39,413	87,039	69,175	60,230	255,857
2008	166,530	—	—	—	—	—	—	—	—	47,253	72,080	62,363	181,696
2009	125,519	—	—	—	—	—	—	—	—	—	40,703	95,627	136,330
2010	149,963	—	—	—	—	—	—	—	—	—	—	47,076	47,076

Total	$1,080,522	$64,515	$53,148	$79,253	$117,052	$152,661	$183,045	$211,329	$235,150	$269,881	$281,632	$342,755	$1,990,421

     When we acquire a new pool of finance receivables, our estimates typically result in an 72 — 96 month projection of cash collections. The following chart shows our historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase, adjusted for buybacks, for the period 2001 through 2010.
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
Number of Collectors by Tenure

	One year +(1)
	2005	2006	2007	2008	2009	2010

Q1	319	331	340	314	488	690
Q2	319	342	360	348	587	711
Q3	324	324	397	410	604	742
Q4	327	340	327	452	638	771

	Less than one year(2)
	2005	2006	2007	2008	2009	2010

Q1	345	360	435	688	621	686
Q2	330	372	481	744	612	681
Q3	268	402	475	631	585	642
Q4	364	375	553	739	676	731

	Total(2)
	2005	2006	2007	2008	2009	2010

Q1	664	691	775	1,002	1,109	1,376
Q2	649	714	841	1,092	1,199	1,392
Q3	592	726	872	1,041	1,189	1,384
Q4	691	715	880	1,191	1,314	1,502

(1)	Calculated based on actual employees (collectors) with one year of service or more.

(2)	Calculated using total hours worked by all collectors, including those in training to produce a full time equivalent “FTE.”
     The tables below contain our most recent six years of collector productivity metrics as defined by calendar quarter.
Cash Collections per Hour Paid (1)

	Total cash collections
	2005	2006	2007	2008	2009	2010

Q1	$136	$152	$156	$133	$147	$182
Q2	$138	$146	$142	$136	$143	$188
Q3	$135	$145	$131	$134	$144	$200
Q4	$126	$142	$119	$123	$148	$204

	Non-legal cash collections(2)
	2005	2006	2007	2008	2009	2010

Q1	$96	$106	$108	$96	$118	$154
Q2	$92	$99	$96	$99	$116	$160
Q3	$88	$98	$88	$99	$119	$170
Q4	$82	$94	$80	$94	$123	$174

	Non-bankruptcy cash collections(3)
	2005	2006	2007	2008	2009	2010

Q1	$132	$141	$141	$116	$120	$135
Q2	$132	$132	$129	$115	$114	$127
Q3	$129	$129	$120	$110	$111	$127
Q4	$120	$127	$107	$98	$109	$129

	Non-legal/non-bankruptcy cash collections(4)
	2005	2006	2007	2008	2009	2010

Q1	$92	$95	$92	$79	$90	$106
Q2	$85	$85	$83	$78	$87	$100
Q3	$82	$82	$76	$76	$87	$97
Q4	$77	$80	$68	$69	$84	$98

(1)	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to collectors (including those in training).

(2)	Represents total cash collections less external legal cash collections.

(3)	Represents total cash collections less purchased bankruptcy cash collections from trustee-administered accounts.

(4)	Represents total cash collections less external legal cash collections and less purchased bankruptcy cash collections from trustee-administered accounts.

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
Seasonality
     Collections tend to be higher in the first and second quarters of the year and lower in the third and fourth quarters of the year, due to customer payment patterns in connection with seasonal employment trends, income tax refunds and holiday spending habits. Historically, our growth has partially masked the impact of this seasonality.

(1)	Includes cash collections on finance receivables only and excludes cash proceeds from sales of defaulted consumer receivables.

     The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q42010	Q32010	Q22010	Q12010	Q42009	Q32009	Q22009	Q12009

Call Center & Other Collections	$53,775	$51,711	$54,477	$56,987	$45,365	$48,590	$50,052	$50,914
External Legal Collections	21,446	20,217	18,819	18,276	15,496	15,330	16,527	17,790
Internal Legal Collections	12,841	12,130	11,362	10,714	7,570	6,196	4,263	3,539
Purchased Bankruptcy Collections	56,301	53,319	43,748	33,219	26,855	22,251	19,637	17,628

Total	$144,363	$137,377	$128,406	$119,196	$95,286	$92,367	$90,479	$89,871

     The following table shows the changes in finance receivables, including the amounts paid to acquire new portfolios, for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	2010	2009	2008
Balance at beginning of year	$693,462	$563,830	$410,297
Acquisitions of finance receivables (1)	357,530	282,023	273,746
Cash collections applied to principal on finance receivables (2)	(219,662)	(152,391)	(120,213)

Balance at end of year	$831,330	$693,462	$563,830

Estimated Remaining Collections (“ERC”)(3)	$1,723,518	$1,415,446	$1,115,565

(1)	Acquisitions of finance receivables is net of buybacks and includes certain capitalized acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net of allowance charges.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios.
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
     As of December 31, 2010, cash and cash equivalents totaled $41.1 million, as compared to $20.3 million at December 31, 2009. Total debt outstanding on our $407.5 million line of credit was $300.0 million as of December 31, 2010, which represents availability of $107.5 million.
     We have in place forward flow commitments for the purchase of defaulted consumer receivables over the next 12 months of approximately $234.4 million as of December 31, 2010. Additionally we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements. We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit agreement would be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and a material amount of additional portfolio purchasing in excess of the currently committed flow amounts during the next twelve months.
     We are cognizant of the market fundamentals in the debt purchase and company acquisition market which, because of significant supply and tight capital availability, could cause increased buying opportunities to arise. Accordingly, we filed a $150 million shelf registration during the third quarter of 2009. We issued $75.5 million of equity securities under that registration statement during February of 2010 in order to take advantage of market opportunities while retaining the ability to issue up to an additional $74.5 million of equity or debt securities under the shelf registration statement in the future. The outcome of any future transaction is subject to market conditions. In addition, due to these opportunities, we closed on a new and expanded syndicated loan during the fourth quarter of 2010. The new credit agreement increased our possible availability to $407.5 million. Refer to the “Borrowings” section below for additional information on the line of credit.
     With the acquisition of a controlling interest in CCB on March 15, 2010, we have the right to call the noncontrolling interest through February 2015. In addition, the noncontrolling interest has the right to put the remainder of the shares to us beginning in March 2012 and ending February 2018. The total maximum amount we would have to pay for the non-controlling interest in CCB in any scenario is $22.8 million.
     We file income taxes using the cost recovery method for tax revenue recognition. We were notified on June 21, 2007 that we were being examined by the Internal Revenue Service for the 2005 calendar year. The IRS has concluded its audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes for tax years ending December 31, 2007, 2006 and 2005. The IRS has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. On April 22, 2009, we filed a formal protest of the findings contained in the examination report prepared by the IRS. We believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary for these tax positions. If we are unsuccessful in our appeal, we may further our efforts in United States Tax Court. Additionally, if judicial appeals prove unsuccessful we may ultimately be required to pay the related deferred taxes and any potential interest, possibly requiring additional financing from other sources.
     In forming our tax positions, we consider inputs based on industry practice, tax advice from professionals and drawing similarities of our facts and circumstances to those in established case law (most notably as it relates to revenue recognition, Underhill and Liftin). These tax positions deal not only with revenue recognition, but also with general tax compliance including sales and use, franchise, gross receipts, payroll, property and income tax issues, including our tax base and apportionment factors.
     A diverse group of companies participate in our industry including distressed debt purchasers, Wall Street hedge funds, small private collection companies and other such investment firms. These participants are diverse in their structure, processes, and profitability. We base our primary tax revenue recognition policy on the nature of the assets that we acquire. We, therefore, file income tax returns using the cost recovery method for tax revenue recognition as it relates to our debt purchasing business.
     Cash generated from operations is dependent upon our ability to collect on our finance receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our future cash flows.
     Our operating activities provided cash of $143.6 million, $85.3 million and $81.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period. The increase was due mainly to an increase in net income to $73.9 million for the year ended December 31, 2010, from $44.3 million for the year ended December 31, 2009 and $45.4 million for the year ended December 31, 2008 as well as an increase in deferred tax expense to $47.5 million for the year ended December 31, 2010, from $28.9 million for the year ended December 31, 2009 and $30.9 million for the year ended December 31, 2008. The remaining changes were due to net changes in other accounts related to our operating activities.
     Our investing activities used cash of $170.5 million, $134.3 million and $185.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of finance receivables, purchases of property and equipment and company acquisitions. The majority of the increase was due to net cash payments for corporate acquisitions totaling $23.1 million for the year ended December 31, 2010 compared to $100,000 for the year ended December 31, 2009 and $26.0 million for the year ended December 31, 2008 as well as an increase in acquisitions of finance receivables which increased to $357.5 million for the year ended December 31, 2010 from $282.0 million for the year ended December 31, 2009 and $273.7 million for the year ended December 31, 2008. The increase was offset by an increase in collections applied to principal on finance receivables to $219.7 million for the year ended December 31, 2010 from $152.4 million for the year ended December 31, 2009 and $120.2 million for the year ended December 31, 2008.

     Our financing activities provided cash of $47.8 million, $55.3 million and $101.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cash used in financing activities is primarily driven by payments on our line of credit and principal payments on long-term debt. Cash is provided primarily by draws on our line of credit and proceeds from stock offerings. The majority of the change was due to a decrease in the net borrowings on our line of credit. We had net repayments on our line of credit of $19.3 million for the year ended December 31, 2010, as compared to net draws of $51.0 million and $100.3 million for the years ended December 31, 2009 and 2008, respectively. The decrease in the net borrowings on our line of credit was offset by the cash proceeds received from our $75.5 million equity offering during the year ended December 30, 2010 as compared to $0 for both of the prior year periods.
     Cash paid for interest was $9.4 million, $8.0 million and $11.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The majority of interest was paid on our lines of credit, capital lease obligations and other long-term debt. The increase from the year ended December 31, 2009 as compared to the year ended December 31, 2010 was mainly due to an increase in our average borrowings which increased to $244.2 million for the year ended December 31, 2010 from $234.9 million for the year ended December 31, 2009, and the cost to terminate our interest rate swap, partially offset by an decrease in our weighted average interest rate from 2.46% for the year ended December 31, 2010 compared to 2.62% for the year ended December 31, 2009. The decrease from the year ended December 31, 2008 as compared to the year ended December 31, 2009 was mainly due to a decrease in our weighted average interest rate which decreased to 2.62% for the year ended December 31, 2009 from 4.60% for the year ended December 31, 2008.
Borrowings
     On December 20, 2010, we entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). Under the terms of the Credit Agreement, the credit facility includes an aggregate principal amount available of $407.5 million which consists of a $50 million fixed rate loan that matures on May 4, 2012, which was transferred from our existing credit agreement, and a $357.5 million revolving credit facility that matures on December 20, 2014. The revolving credit facility will be automatically increased by $50 million upon the maturity and repayment of the fixed rate loan. The fixed rate loan bears interest at a rate of 6.8% per annum, payable monthly in arrears. The revolving loans accrue interest, at our option, at either the base rate plus 1.75% per annum or the Eurodollar rate (as defined) for the applicable term plus 2.75% per annum. The base rate is the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. Interest is payable on base rate loans quarterly in arrears and on Eurodollar loans in arrears on the last day of each interest period or if such interest period exceeds three months, every three months. Our revolving credit facility includes a $20 million swingline loan sublimit and a $20 million letter of credit sublimit. It also contains an accordion loan feature that allows us to request an increase of up to $142.5 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to the terms of the Credit Agreement. No existing lender is obligated to increase its commitment. The Credit Agreement is secured by a first priority lien on substantially all of our assets. The Credit Agreement contains restrictive covenants and events of default include the following:
•	borrowings may not exceed 30% of the ERC of all its eligible asset pools plus 75% of its eligible accounts receivable;

•	the consolidated leverage ratio (as defined) cannot exceed 2.0 to 1.0 as of the end of any fiscal quarter;

•	consolidated Tangible Net Worth (as defined) must equal or exceed $309,452,000 plus 50% of positive consolidated net income for each fiscal quarter beginning December 31, 2010, plus 50% of the net proceeds of any equity offering;

•	capital expenditures during any fiscal year cannot exceed $20 million;

•	cash dividends and distributions during any fiscal year cannot exceed $20 million;

•	stock repurchases during the term of the agreement cannot exceed $100 million;

•	permitted acquisitions (as defined) during any fiscal year cannot exceed $100 million;

•	we must maintain positive consolidated income from operations during any fiscal quarter; and

•	restrictions on changes in control.
     The revolving credit facility also bears an unused commitment fee of 0.375% per annum, payable quarterly in arrears.
     All of our borrowings at December 31, 2010 under our revolving credit facility consisted of 30-day Eurodollar rate loans, with an annual interest rate as of December 31, 2010 equal to 3.01%.
     Our previous credit facility included an aggregate principal amount available of $365.0 million as of December 31, 2009, which consisted of a $50 million fixed rate loan and a $315 million revolving credit facility. Borrowings under the revolving credit facility bore interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40%, which equated to 1.63% at December 31, 2009. We also paid an unused line fee for our previous credit facility equal to 0.30% on any unused portion of the facility. The credit facility was collateralized by substantially all of our assets and contained certain restrictive covenants.
     We had $300.0 million and $319.3 million of borrowings outstanding on our credit facilities as of December 31, 2010 and December 31, 2009, respectively, of which $50 million was part of the non-revolving fixed rate loan at both dates.
     We were in compliance with all covenants of our credit facilities as of December 31, 2010 and 2009.
Stockholders’ Equity
     Stockholders’ equity was $490.5 at December 31, 2010 and $335.5 million at December 31, 2009. The increase was attributable primarily to $71.7 in net proceeds from a stock offering and $73.5 million in net income.
Contractual Obligations
     The following summarizes our contractual obligations that exist as of December 31, 2010 (amounts in thousands):

		Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$19,372	$4,323	$8,191	$4,908	$1,950
Line of Credit (1)	361,153	12,004	29,681	319,468	—
Long-term Debt	2,511	1,283	1,228	—	—
Purchase Commitments (2) (3)	261,968	239,038	15,330	7,600	—
Employment Agreements	11,890	10,114	1,240	536	—

Total	$656,894	$266,762	$55,670	$332,512	$1,950

(1)	To the extent that a balance is outstanding on our lines of credit, the revolving portion ($250 million) would be due in December, 2014 and the non-revolving fixed rate sub-limit portion ($50 million) would be due in May 2012. This amount also includes estimated interest and unused line fees due on the line of credit for both the fixed rate and variable rate components. This estimate also assumes that the balance on the line of credit remains constant from the December 31, 2010 balance of $300.0 million and the balance is paid in full at its maturity.

(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $234.4 million.

(3)	This amount includes the maximum remaining purchase price of $22.8 million to be paid to acquire the noncontrolling interest of CCB.
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements as of December 31, 2010 as defined by Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

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
     In July, 2010, the FASB issued ASU No. 2010-20, “Receivables” (Topic 310) “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. We adopted ASU 2010-20 on December 15, 2010, and have included the required disclosures in the notes to our consolidated financial statements (see Note 3).

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
Revenue Recognition
     We acquire accounts that have experienced deterioration of credit quality between origination and our acquisition of the accounts. The amount paid for an account reflects our determination that it is probable we will be unable to collect all amounts due according to the account’s contractual terms. At acquisition, we review each account to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that we will be unable to collect all amounts due according to the account’s contractual terms. If both conditions exist, we determine whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio and subsequently aggregated pools of accounts. We determine the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference) based on our proprietary acquisition models. The remaining amount, representing the excess of the account’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining estimated life of the account or pool (accretable yield).
     We account for our investment in finance receivables under the guidance of ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (ASC 310-30). Under ASC 310-30 static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows, based on our estimates derived from our proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30, utilizing the interest method, initially freezes the yield, estimated when the accounts are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a portfolio’s remaining life. Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. Income on finance receivables is accrued quarterly based on each static pool’s effective yield. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as finance receivable amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, we do not record accretion in the first six to twelve months of the estimated life of the pool; accordingly, we utilize either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Additionally, we use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These cost recovery pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above.
     We establish valuation allowances for all acquired accounts subject to ASC 310-30 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At December 31, 2010 and 2009, we had a valuation allowance of $76.4 million and $51.3 million, respectively, on our finance receivables.
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
     Our government processing and collection business’ primary source of income is derived from servicing taxing authorities in several different ways: processing all of their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings or fee for service transactions. When we conduct an audit, there are two components. The first component is a billing for the hours incurred on conducting the audit. This billing is marked up from the actual costs incurred. The gross billing is a component of the line item “Fee income” and the expense is included in the line item “Compensation and employee services.” The second component is expenses incurred while conducting the audit. Most jurisdictions will reimburse us for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item “Fee income” and the expense component is included in its appropriate expense category, generally, “Other operating expenses.”
     Our claims administration and payment processing business utilizes net reporting under ASC 605-45. We generate revenue by filing claims with the class action claims administrator on behalf of our clients and receive the related settlement payment. Under SEC Staff Accounting Bulletin 104, (“SAB 104”), we have determined our fee is not earned until we have received the settlement funds. When a payment is received from the claims administrator for settlement of a lawsuit, we record our fee on a net basis as revenue and include it in the line item “Fee income.” The balance of the received amounts is recorded as a liability and included in the line item “Accounts payable.”
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
     We believe that, at December 31, 2010, there was no impairment of goodwill or other intangible assets. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill. There were no such plans in place at December 31, 2010.
Income Taxes
     We follow the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. Accordingly, we record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740 the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The guidance also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.
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
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
     Our exposure to market risk relates primarily to interest rate risk with our variable rate credit line. The average borrowings on our variable rate credit line were $244.2 million and $234.9 million for the years ended December 31, 2010 and 2009, respectively. Assuming a 200 basis point increase in interest rates, interest expense would have increased by $5.0 million and $4.8 million for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2009 and 2008, we had $250.0 million and $269.3 million, respectively, of variable rate debt outstanding on our credit lines. We do not have any other variable rate debt outstanding as of December 31, 2010. Significant increases in future interest rates on the variable rate credit line could lead to a material decrease in future earnings assuming all other factors remained constant.

Item 8. Financial Statements and Supplementary Data.
See Item 6 for quarterly consolidated financial statements for 2010 and 2009.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Portfolio Recovery Associates, Inc.:
We have audited the accompanying consolidated balance sheets of Portfolio Recovery Associates, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated income statements, and statements of changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portfolio Recovery Associates, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Portfolio Recovery Associates, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of Portfolio Recovery Associates, Inc.’s internal control over financial reporting.

/s/ KPMG LLP
Norfolk, Virginia
February 25, 2011

Portfolio Recovery Associates, Inc.
Consolidated Balance Sheets
December 31, 2010 and 2009
(Amounts in thousands, except per share amounts)

	2010	2009
Assets
Cash and cash equivalents	$41,094	$20,265
Finance receivables, net	831,330	693,462
Accounts receivable, net	8,932	9,169
Income taxes receivable	2,363	4,460
Property and equipment, net	24,270	21,864
Goodwill	61,678	29,299
Intangible assets, net	18,466	10,756
Other assets	7,775	5,158

Total assets	$995,908	$794,433

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$3,227	$4,108
Accrued expenses and other liabilities	4,904	4,506
Accrued payroll and bonuses	15,445	11,633
Net deferred tax liability	164,971	117,206
Line of credit	300,000	319,300
Long-term debt	2,396	1,499
Derivative instrument	—	701

Total liabilities	490,943	458,953

Commitments and contingencies (Note 19)

Redeemable noncontrolling interest	14,449	—

Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000, 17,064 issued and outstanding shares at December 31, 2010, and 15,596 issued and 15,514 outstanding shares at December 31, 2009	171	155
Additional paid-in capital	163,538	82,400
Retained earnings	326,807	253,353
Accumulated other comprehensive loss, net of taxes	—	(428)

Total stockholders’ equity	490,516	335,480

Total liabilities and stockholders’ equity	$995,908	$794,433

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Income Statements
For the years ended December 31, 2010, 2009 and 2008
(Amounts in thousands, except per shares amounts)

	2010	2009	2008
Revenues:
Income recognized on finance receivables, net	$309,680	$215,612	$206,486
Fee income	63,026	65,479	56,789

Total revenues	372,706	281,091	263,275

Operating expenses:
Compensation and employee services	124,077	106,388	88,073
Legal and agency fees and costs	60,941	46,978	52,869
Outside fees and services	12,554	9,570	8,883
Communications	17,226	14,773	10,304
Rent and occupancy	5,313	4,761	3,908
Depreciation and amortization	12,437	9,213	7,424
Other operating expenses	10,296	8,799	6,977

Total operating expenses	242,844	200,482	178,438

Income from operations	129,862	80,609	84,837

Other income and (expense):
Interest income	65	3	60
Interest expense	(9,052)	(7,909)	(11,151)

Income before income taxes	120,875	72,703	73,746

Provision for income taxes	47,004	28,397	28,384

Net income	$73,871	$44,306	$45,362

Less net income attributable to redeemable noncontrolling interest	(417)	—	—

Net income attributable to Portfolio Recovery Associates, Inc.	$73,454	$44,306	$45,362

Net income per common share attributable to Portfolio Recovery Associates, Inc:
Basic	$4.37	$2.87	$2.98
Diluted	$4.35	$2.87	$2.97

Weighted average number of shares outstanding:
Basic	16,820	15,420	15,229
Diluted	16,885	15,454	15,292
The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the years ended December 31, 2010, 2009 and 2008
(Amounts in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive Income	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss), Net of Taxes	Equity
Balance at December 31, 2007	15,159	$152	$71,443	$163,685	$—	$235,280

Net income	—	—	—	45,362	—	45,362
Net unrealized change in:
Interest rate swap derivative	—	—	—	—	89	89

Comprehensive income						45,451

Exercise of stock options and vesting of nonvested shares	75	1	606	—	—	607
Issuance of common stock for acquisition	52	—	1,847	—	—	1,847
Amortization of share-based compensation	—	—	141	—	—	141
Income tax benefit from share-based compensation	—	—	357	—	—	357
Reversal of FIN 48 reserve	—	—	180	—	—	180

Balance at December 31, 2008	15,286	$153	$74,574	$209,047	$89	$283,863

Net income	—	—	—	44,306	—	44,306
Net unrealized change in:
Interest rate swap derivative, net of tax	—	—	—	—	(517)	(517)

Comprehensive income						43,789

Exercise of stock options and vesting of nonvested shares	198	2	1,913	—	—	1,915
Issuance of common stock for acquisition	30	—	1,170	—	—	1,170
Amortization of share-based compensation	—	—	3,820	—	—	3,820
Income tax benefit from share-based compensation	—	—	923	—	—	923

Balance at December 31, 2009	15,514	$155	$82,400	$253,353	$(428)	$335,480

Net income	—	—	—	73,454	—	73,454
Net unrealized change in:
Interest rate swap derivative, net of tax	—	—	—	—	428	428

Comprehensive income						73,882

Exercise of stock options and vesting of nonvested shares	38	2	55	—	—	57
Proceeds from stock offering, net of offering costs	1,438	14	71,674	—	—	71,688
Amortization of share-based compensation	—	—	4,203	—	—	4,203
Income tax benefit from share-based compensation	—	—	256	—	—	256
Issuance of common stock for acquisition	74	—	4,950	—	—	4,950

Balance at December 31, 2010	17,064	$171	$163,538	$326,807	$—	$490,516

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2010, 2009 and 2008
(Amounts in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$73,871	$44,306	$45,362
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	4,203	3,820	141
Depreciation and amortization	12,437	9,213	7,424
Deferred tax expense	47,493	28,927	30,854
Changes in operating assets and liabilities:
Other assets	1,204	(1,862)	(555)
Accounts receivable	237	(891)	(1,663)
Accounts payable	(881)	670	(1,167)
Income taxes receivable	2,097	(873)	(385)
Accrued expenses	(892)	192	(413)
Accrued payroll and bonuses	3,812	1,783	2,120

Net cash provided by operating activities	143,581	85,285	81,718

Cash flows from investing activities:
Purchases of property and equipment	(9,546)	(4,521)	(6,139)
Acquisition of finance receivables, net of buybacks	(357,530)	(282,023)	(273,746)
Collections applied to principal on finance receivables	219,662	152,391	120,213
Business acquisitions, net of cash acquired	(23,000)	—	(26,041)
Contingent payment made for business acquisition	(117)	(100)	—

Net cash used in investing activities	(170,531)	(134,253)	(185,713)

Cash flows from financing activities:
Proceeds from exercise of options	57	1,915	607
Income tax benefit from share-based compensation	256	923	357
Payment of liability-classified contingent consideration	(2,000)	—	—
Proceeds from line of credit	177,500	123,500	171,300
Principal payments on line of credit	(196,800)	(72,500)	(71,000)
Payments of line of credit origination costs and fees	(3,819)	—	—
Proceeds from stock offering, net of offering costs	71,688	—	—
Proceeds from long-term debt	1,569	2,036	—
Principal payments on long-term debt	(672)	(537)	—
Principal payments on capital lease obligations	—	(5)	(98)

Net cash provided by financing activities	47,779	55,332	101,166

Net increase/(decrease) in cash and cash equivalents	20,829	6,364	(2,829)

Cash and cash equivalents, beginning of year	20,265	13,901	16,730

Cash and cash equivalents, end of year	$41,094	$20,265	$13,901

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,398	$8,004	$11,322
Cash paid for income taxes	$107	$365	$3

Noncash investing and financing activities:
Common stock issued for acquisition	$4,950	$1,170	$1,847
Net unrealized change in fair value of derivative instrument	$701	$(790)	$89
Distributions payable relating to noncontrolling interest	$1,291	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     1. Organization and Business:
     Portfolio Recovery Associates, LLC (“PRA”) was formed on March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA Inc completed its initial public offering (“IPO”) of common stock. As a result, all of the membership units and warrants of PRA were exchanged on a one to one basis for warrants and shares of a single class of common stock of PRA Inc. PRA Inc owns all outstanding membership units of PRA, PRA Holding I, LLC, PRA Holding II, LLC, PRA Holding III, LLC (“PRA Holding III”), PRA Receivables Management, LLC (formerly d/b/a Anchor Receivables Management), PRA Location Services, LLC (d/b/a IGS Nevada), PRA Government Services, LLC (d/b/a RDS) and MuniServices, LLC. On March 15, 2010, PRA Inc acquired 62% of the membership units of Claims Compensation Bureau, LLC (“CCB”). The business of PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) revolves around the detection, collection, and processing of both unpaid and normal-course receivables originally owed to credit grantors, governments, retailers and others. The Company’s primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. These accounts are purchased from sellers of finance receivables and collected by a highly skilled staff whose purpose is to locate and contact customers and arrange payment or resolution of their debts. The Company, through its Litigation Department, collects accounts judicially, either by using its own attorneys or by contracting with independent attorneys throughout the country through whom the Company takes legal action to satisfy customer debts. The Company also provides services for clients on either a commission or transaction-fee basis. Clients include entities in the financial services, auto, retail, utility, health care and government sectors. Services provided to these clients include obtaining location information for clients in support of their collection activities (known as skip tracing), and the management of both delinquent and non-delinquent receivables for government entities. In addition, through its newly acquired CCB subsidiary, the Company provides class action claims settlement recovery services and related payment processing to its corporate clients.
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
     On July 29, 2005, the Company acquired substantially all of the assets and liabilities of Alatax, Inc., a provider of outsourced business revenue administration, audit and debt discovery/recovery services for local governments (the resulting business is referred to herein as “RDS”). Although most of its clients are located in Alabama, RDS, through PRA Government Services, LLC, a wholly owned subsidiary formed by the Company on June 23, 2005, is expanding into surrounding states.
     On October 13, 2006, PRA formed a wholly owned subsidiary, PRA Holding II, LLC (“PRA Holding II”), and is its sole member. The purpose of PRA Holding II is to hold the Company’s real property in Jackson, Tennessee and other real and personal property. PRA Holding II originally purchased the real property in 2006 and subsequently conveyed it to the Industrial Development Board of the City of Jackson. The Company leases back the property from the Industrial Board under a long term Master Industrial Lease Agreement, and has the option to re-purchase the property at any time during the term of the lease.
     On July 1, 2008, the Company acquired 100% of the membership interests of MuniServices, LLC (the resulting business is referred to herein as “MuniServices”). MuniServices was founded in 1978 and is a provider of revenue

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
enhancement and related services to state and local governments. The consolidated income statements include the results of operations of MuniServices for the period from July 1, 2008 through December 31, 2010.
     On August 1, 2008, the Company acquired substantially all of the assets of Broussard Partners and Associates, Inc. (“BPA”), which is operating as a part of RDS. BPA, founded in 1995, is a provider of audit services to parishes in Louisiana. The consolidated income statements include the results of operations of BPA for the period from August 1, 2008 through December 31, 2010.
     On October 9, 2009, PRA formed a wholly owned subsidiary, PRA Holding III, LLC (“PRA Holding III”) d/b/a PRA Cafe. The purpose of PRA Holding III is to own and operate the Company’s employee café located at the Company’s headquarters on Norfolk, Virginia.
     On March 15, 2010, the Company acquired 62% of the membership units of Claims Compensation Bureau, LLC (“CCB”). CCB is a leading provider of class action claims settlement recovery services and related payment processing to corporate clients. The consolidated income statements include the results of operations of CCB for the period from March 15, 2010 through December 31, 2010.
     2. Summary of Significant Accounting Policies:
     Principles of accounting and consolidation: The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles and include the accounts of PRA Inc, PRA, PRA Holding I, PRA Holding II, PRA Holding III, IGS, RDS, MuniServices and CCB. All significant intercompany accounts and transactions have been eliminated. Under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting” (“ASC 280”), the Company has determined that it has several operating segments that meet the aggregation criteria of ASC 280, and therefore, it has one reportable segment, accounts receivable management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.
     Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are funds held on the behalf of others arising from the collection of accounts placed with the Company. The balance of the funds held on behalf of others was $1,457,807 and $1,709,673 at December 31, 2010 and 2009, respectively. There is an offsetting liability that is included in “Accounts payable” on the accompanying consolidated balance sheets.
     Other assets: Other assets consist mainly of prepaid expenses and deposits, line of credit origination costs and fees and capitalizable internal use software development costs on projects that are in the development stage.
     Concentrations of credit risk: Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and investments. The Company places its cash and cash equivalents and investments with high quality financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
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
     Finance receivables and income recognition: The Company’s principal business consists of the acquisition and collection of pools of accounts that have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts. The amount paid for any pool reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to an account’s contractual terms. At acquisition, the Company reviews the portfolio both by account and aggregate pool to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the account’s contractual terms. If both conditions exist, the Company determines whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio and subsequently aggregates pools of accounts. The Company determines the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference) based on the Company’s proprietary acquisition models. The remaining amount, representing the excess of the pool’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining estimated life of the pool (accretable yield).
     The Company accounts for its investment in finance receivables under the guidance of FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Under ASC 310-30, static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, payments applied to principal, and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows, based on the Company’s estimates derived from its proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30, utilizing the interest method, initially freezes the yield estimated when the accounts are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a portfolio’s remaining life. Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. Income on finance receivables is accrued quarterly based on each static pool’s effective yield. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as finance receivable amortization). Likewise, cash flows that are less than the interest accrual will increase, or “accrete,” the carrying balance. The Company generally does not record accretion in the first six to twelve months of the estimated life of the pool; accordingly, the Company utilizes either the cost recovery method or cash method when necessary, as permitted by ASC 310-30, to prevent accretion. The yield is estimated and periodically recalculated

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These cost recovery pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At December 31, 2010 and 2009, the Company had net finance receivables balances in pools accounted for under the cost recovery method of $1.6 million and $2.9 million, respectively.
     The Company establishes valuation allowances, if necessary, for acquired accounts subject to ASC 310-30 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At December 31, 2010 and 2009, the Company had an allowance against its finance receivables of $76,407,000 and $51,255,000, respectively.
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
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at December 31, 2010, 2009 and 2008 was $3,295,515, $3,231,926 and $3,078,560, respectively. During the years ended December 31, 2010, 2009 and 2008 the Company capitalized $1,073,769, $969,927 and $1,250,940, respectively, of these direct acquisition fees. During the years ended December 31, 2010, 2009 and 2008 the Company amortized $1,010,180, $816,561 and $607,296, respectively, of these direct acquisition fees.
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
     Fee income: The Company utilizes the provisions ASC Topic 605-45 “Principal Agent Considerations” (“ASC 605-45”) to account for fee income revenue from its contingent fee, skip-tracing and government processing and collection subsidiaries. ASC 605-45 requires an analysis to be completed to determine if certain revenues

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
should be reported gross or reported net of their related operating expense. This analysis includes an assessment of who retains inventory/credit risk, which controls vendor selection, who establishes pricing and who remains the primary obligor on the transaction. The Company considers each of these factors to determine the correct method of recognizing revenue from its subsidiaries.
     For the Company’s contingent fee subsidiary, the portfolios which are placed for servicing are owned by its clients and are placed under a contingent fee commission arrangement. The Company’s subsidiary is paid to collect funds from the client’s debtors and earns a commission generally expressed as a percentage of the gross collection amount. The “Fee income” line of the income statement reflects the contingent fee amount earned, and not the gross collection amount. The Company ceased its Anchor contingent fee operation during the second quarter of 2008.
     The Company’s skip tracing subsidiary utilizes both gross and net reporting under ASC 605-45. IGS generates revenue by working an account and successfully locating a customer for its client. An “investigative fee” is received for these services. In addition, the Company incurs “agent expenses” where it hires a third-party collector to effectuate repossession. In many cases the Company has an arrangement with its client which allows it to bill the client for these fees. The Company has determined these fees to be gross revenue based on the criteria in ASC 605-45 and they are recorded as such in the line item “Fee income,” primarily because the Company is primarily liable to the third party collector. There is a corresponding expense in “Legal and agency fees and costs” for these pass-through items. IGS also incurs fees to release liens on the repossessed collateral. These lien-release fees are netted in the line “Legal and agency fees and costs.”
     The Company’s government processing and collection business’s primary source of income is derived from servicing taxing authorities in several different ways: processing all of their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings or fee for service transactions. When audits are conducted, there are two components. The first is a billing for the hours incurred on conducting the audit. This billing is marked up from the actual costs incurred. The gross billing is a component of the line item “Fee income” and the expense is included in the line item “Compensation and employee services.” The second item is for expenses incurred while conducting the audit. Most jurisdictions will reimburse the Company for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item “Fee income” and the expense component is included in its appropriate expense category, generally, “Other operating expenses.”
     The Company’s claims administration and payment processing business utilizes net reporting under ASC 605-45. CCB generates revenue by filing claims with the class action claims administrator on behalf of its clients and receives the related settlement payment. Under SEC Staff Accounting Bulletin 104, (“SAB 104”), the Company has determined its fee is not earned until it has received the settlement funds. When a payment is received from the claims administrator for settlement of a lawsuit, the Company records its fee on a net basis as revenue and includes it in the line item “Fee income.” The balance of the received amounts is recorded as a liability and included in the line item “Accounts payable.”
     Property and equipment: Property and equipment, including improvements that significantly add to the productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed currently. Property and equipment are depreciated over their useful lives using the straight-line method of depreciation. Software and computer equipment are amortized or depreciated over three to five years. Furniture and fixtures are depreciated over five years. Equipment is depreciated over five to seven years. Leasehold improvements are depreciated over the lesser of the useful life, which ranges from three to ten years, or the remaining term of the leased property. Building improvements are depreciated over ten to thirty-nine years. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in the income statement.
     Intangible assets: In connection with the Company’s business acquisitions, the Company recorded certain tangible and intangible assets. Intangible assets recorded include client and customer relationships, non-compete agreements, trademarks and goodwill. In accordance FASB ASC Topic 350 “Intangibles-Goodwill and Other” (“ASC 350”), the Company amortizes intangible assets over their estimated useful lives. In addition, Goodwill, pursuant to ASC 350, is not amortized but rather is reviewed at least annually for impairment. See Note 8 for additional disclosure.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     Income taxes: The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with FASB ASC Topic 740 “Income Taxes” (“ASC 740”), the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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
     Share-based compensation: The Company accounts for share-based compensation in accordance with the provisions of FASB ASC Topic 718 “Compensation-Stock Compensation” (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and nonvested share awards be recognized in the income statement. Based on historical experience, the Company assumes a forfeiture rate for most option and nonvested share grants. Most options and nonvested share awards generally vest between one and five years from the grant date and are expensed on a straight-line basis over the vesting period. See Note 15 for additional disclosure.
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
     Estimated fair value of financial instruments: The Company applies the provision of FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Based upon the fact there are no quoted prices in active markets or other observable market data, the Company used unobservable inputs for computation of the fair value of finance receivables, net. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. See Note 14 for additional disclosure.
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
     In July 2010, the FASB issued ASU No. 2010-20, “Receivables” (Topic 310) “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which requires

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted ASU 2010-20 on December 15, 2010, and has included the required disclosures in the notes to its consolidated financial statements (see Note 3).
     3. Finance Receivables, net:
     Changes in finance receivables, net for the years ended December 31, 2010 and 2009, were as follows (amounts in thousands):

	2010	2009
Balance at beginning of year	$693,462	$563,830
Acquisitions of finance receivables, net of buybacks	357,530	282,023

Cash collections	(529,342)	(368,003)
Income recognized on finance receivables, net	309,680	215,612

Cash collections applied to principal	(219,662)	(152,391)

Balance at end of year	$831,330	$693,462

     At the time of acquisition, the life of each pool is generally estimated to be between 72 to 96 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. As of December 31, 2010, the Company had $831.3 million in finance receivables, net included in the consolidated balance sheet. Based upon current projections, cash collections applied to principal are estimated to be as follows for the following years ending December 31, (amounts in thousands):

December 31, 2011	$221,841
December 31, 2012	219,962
December 31, 2013	212,298
December 31, 2014	137,253
December 31, 2015	37,040
December 31, 2016	2,936

$831,330

     During the year ended December 31, 2010, the Company purchased $6.8 billion of face value of finance receivables. During the year ended December 31, 2009, the Company purchased $8.1 billion of face value of finance receivables. At December 31, 2010, the estimated remaining collections on the receivables purchased during 2010 and 2009 were $674.3 million and $486.2 million, respectively. There were no sales of finance receivables during the years ended December 31, 2010 and 2009.
     Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield to be earned by the Company based on its proprietary buying models. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the years ended December 31, 2010 and 2009 were as follows (amounts in thousands):

	2010	2009
Balance at beginning of year	$721,984	$551,735
Income recognized on finance receivables, net	(309,680)	(215,612)
Additions	403,252	408,935
Reclassifications from/(to) nonaccretable difference	76,632	(23,074)

Balance at end of year	$892,188	$721,984

     ASC 310-30 requires that a valuation allowance be recorded for significant decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. In any given period, the Company may be required to record valuation allowances due to pools of receivables underperforming expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables would include: overall market pricing for pools of consumer receivables (which is driven by both supply and demand), new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both the collection floor of the Company and external channels), as well as decreases in productivity related to turnover and tenure of the Company’s collection staff. The following is a summary of activity within the Company’s valuation allowance account for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	2010
		Purchased
		Bankruptcy
	Core Portfolio	Portfolio	Total
Valuation allowance — finanace receivables:
Beginnning balance	$47,580	$3,675	$51,255
Allowance charges	23,350	2,975	26,325
Reversal of previous recorded allowance charges	(900)	(273)	(1,173)

Net allowance charge	22,450	2,702	25,152

Ending balance: loans acquired with deteriorated credit quality	$70,030	$6,377	$76,407

Finance receivables, net:	$411,437	$419,893	$831,330

	2009
		Purchased
		Bankruptcy
	Core Portfolio	Portfolio	Total
Valuation allowance — finanace receivables:
Beginnning balance	$20,485	$3,135	$23,620
Allowance charges	28,145	620	28,765
Reversal of previous recorded allowance charges	(1,050)	(80)	(1,130)

Net allowance charge	27,095	540	27,635

Ending balance: loans acquired with deteriorated credit quality	$47,580	$3,675	$51,255

Finance receivables, net:	$403,432	$290,030	$693,462

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

	2008
		Purchased
		Bankruptcy
	Core Portfolio	Portfolio	Total
Valuation allowance — finanace receivables:
Beginnning balance	$3,450	$780	$4,230
Allowance charges	18,030	2,375	20,405
Reversal of previous recorded allowance charges	(995)	(20)	(1,015)

Net allowance charge	17,035	2,355	19,390

Ending balance: loans acquired with deteriorated credit quality	$20,485	$3,135	$23,620

Finance receivables, net:	$389,736	$174,094	$563,830

     4. Accounts Receivable, net:
     Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The balance of the allowance for doubtful accounts at December 31, 2010 and 2009 was $2.5 million and $2.9 million, respectively. The Company does not have any off balance sheet credit exposure related to its customers.
     5. Operating Leases:
     The Company leases office space and equipment under operating leases. Rental expense was $4,299,513, $3,755,478 and $3,060,710 for the years ended December 31, 2010, 2009 and 2008, respectively.
     Future minimum lease payments for operating leases at December 31, 2010, are as follows (amounts in thousands):

2011	$4,323
2012	4,121
2013	4,070
2014	2,611
2015	2,297
Thereafter	1,950

Total future minimum lease payments	$19,372

     6. Business Acquisitions:
     On March 15, 2010, the Company acquired 62% of the membership units of Claims Compensation Bureau, LLC (“CCB”). The remaining 38% of the membership units were acquired by Claims Compensation Bureau, Inc., CCB’s predecessor. Claims Compensation Bureau, Inc. was founded in 1996 and is a leading provider of class action claims settlement recovery services and related payment processing to corporate clients. CCB’s process allows clients to maximize settlement recoveries, in many cases participating in settlements they would otherwise not know existed. The company charges fees for its services and works with clients to identify, prepare and submit claims to class action administrators charged with dispersing class action settlement funds. In connection with the acquisition, the president and founder of CCB, as well as another member of its senior management, entered into

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
long-term employment agreements with the Company. The consolidated income statement for the year ended December 31, 2010 includes the results of operations of CCB from March 15, 2010 through December 31, 2010.
     The Company’s initial investment for the 62% ownership of CCB was paid for with $23.0 million in cash plus $2.0 million in deferred payments which were paid during 2010. As part of the agreement, the Company has the right through February 28, 2015 to purchase the remaining 38% of CCB at certain multiples of EBITDA (earnings before interest, taxes, depreciation and amortization). In addition, beginning March 1, 2012 and ending February 28, 2018, the noncontrolling interest can require the Company to purchase its units at pre-defined multiples of EBITDA, as defined (see Note 7). Any future acquisitions by the Company of the noncontrolling interest will be accounted for as an equity transaction.
     The Company accounted for this purchase in accordance with ASC Topic 805, “Business Combinations.” Under this guidance, an entity is required to recognize the assets acquired, liabilities assumed, any noncontrolling interest in the acquiree, and the consideration given at their fair value on the acquisition date. The following tables summarize the fair value of the consideration given for CCB, as well as the fair value of the assets acquired, liabilities assumed, and the noncontrolling interest in the acquiree as of the March 15, 2010 acquisition date (amounts in thousands):

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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     7. Redeemable Noncontrolling Interest:
     In accordance with ASC 810, the Company has consolidated all financial statement accounts of CCB in its consolidated balance sheet at December 31, 2010 and its consolidated income statement for the year ended December 31, 2010. The redeemable noncontrolling interest amount is separately stated on the consolidated balance sheet and represents the 38% interest in CCB not owned by the Company. In addition, net income attributable to the noncontrolling interest is stated separately in the consolidated income statement.
     The Company has the right through February 28, 2015 to purchase the remaining 38% of CCB at certain multiples of EBITDA. In addition, beginning March 1, 2012 and ending February 28, 2018, the noncontrolling interest can require the Company to purchase its units at pre-defined multiples of EBITDA.
     The Company applies the provisions of FASB ASC Topic 480-10-S99 ‘Distinguishing Liabilities from Equity” (“ASC 480-10-S99”) which provides guidance on the accounting for equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The noncontrolling interest “put” arrangement is accounted for under ASC 480-10-S99, as redemption under the “put” arrangement is outside the control of the Company. As such, the redeemable noncontrolling interest is recorded outside of “permanent” equity. Although the noncontrolling interest was redeemable by the Company as of the reporting date, it was not yet redeemable by the holder of the “put” option. The Company measures the redeemable noncontrolling interest at the greater of its ASC 480-10-S99 measurement amount (estimated redemption value of the “put” option embedded in the noncontrolling interest) or its measurement amount under the guidance of ASC 810. The ASC 810 measurement amount includes adjustments for the noncontrolling interest’s pro-rata share of earnings, losses and distributions, pursuant to the limited liability company agreement. Adjustments to the measurement amount are recorded to stockholders’ equity. The Company used a present value calculation to estimate the redemption value of the “put” option as of the reporting date. If material, the Company adjusts the numerator of earnings per share calculations for the current period change in the excess of the noncontrolling interest’s ASC 480-10-S99 measurement amount over the greater of its ASC 810 measurement amount or the estimated fair value of the noncontrolling interest. The estimated redemption value of the noncontrolling interest, as if it were currently redeemable by the holder of the put option under the terms of the put arrangement, was $22.8 million at December 31, 2010.
     The following table represents the changes in the redeemable noncontrolling interest for the period from March 15, 2010 to December 31, 2010 (amounts in thousands):

Acquisition date fair value of redeemable noncontrolling interest	$15,323
Net income attributable to redeemable noncontrolling interest	417
Distributions payable	(1,291)

Redeemable noncontrolling interest at December 31, 2010	$14,449

     8. Goodwill and Intangible Assets, net:
     Intangible assets consist of the following at December 31, 2010 and 2009 (amounts in thousands):

	2010	2009
Client and customer relationships	$29,823	$17,823
Non-compete agreements	3,053	2,527
Trademarks	2,500	2,100
Accumulated amortization	(16,910)	(11,694)

Intangible assets, net	$18,466	$10,756

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     In accordance with ASC 350, the Company is amortizing the following intangible assets over the estimated useful lives as indicated:

Client and
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
     The combined original weighted average amortization period is 8.1 years. The Company reviews these relationships at least annually for impairment. Total amortization expense for the years ended December 31, 2010, 2009 and 2008 was $5,215,679, $2,673,108 and $2,140,942, respectively.
     Amortization expense relating to the non-compete agreements is calculated on a straight-line method (which approximates the pattern of economic benefit concept) for the IGS, MuniServices, BPA and CCB non-compete agreements and a pattern of economic benefit concept for the RDS non-compete agreements. Amortization expense relating to the client and customer relationships is calculated using a pattern of economic benefit concept for the IGS, RDS, MuniServices and CCB acquisitions, straight-line over the length of the contract for The Palmer Group acquisition and straight-line over their estimated useful lives of ten years for the BPA acquisition. Amortization expense relating to the trademarks is calculated using a pattern of economic benefit concept for the MuniServices and CCB acquisitions. The pattern of economic benefit concept relies on expected net cash flows from all existing clients. The rate of amortization of the client relationships will fluctuate annually to match these original expected cash flows.
     The future amortization of these intangible assets is estimated to be as follows as of December 31, 2010 (amounts in thousands):

2011	$4,813
2012	3,690
2013	3,021
2014	2,267
2015	1,797
Thereafter	2,878

$18,466

     In addition, Goodwill, pursuant to ASC 350, is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2010, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2010, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through December 31, 2010, that would indicate a triggering event and thereby necessitate an impairment charge to goodwill or the other intangible assets. At December 31, 2010 and 2009, the carrying value of goodwill was $61.7 million and $29.3 million, respectively. The $32.4 million increase in the carrying value of goodwill during the year ended December 31, 2010 mainly relates to the purchase of CCB on March 15, 2010 (see Note 6) and additional contingent purchase price of $5.0 million paid in stock relating to the achievement of the earn-out provisions of the MuniServices acquisition. The $1.8 million increase in the carrying

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
value of goodwill during the year ended December 31, 2009 relates to additional purchase price consideration paid for the acquisitions of MuniServices and BPA.
     9. 401(k) Retirement Plan:
     The Company sponsors a defined contribution plan. Under the plan, all employees over twenty-one years of age are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to Internal Revenue Service limitations, after completing six months of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee’s salary. Total compensation expense related to these contributions was $1,302,510, $1,141,785 and $959,902 for the years ended December 31, 2010, 2009 and 2008, respectively.
     10. Line of Credit:
     On December 20, 2010, the Company entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). Under the terms of the Credit Agreement, the credit facility includes an aggregate principal amount available of $407.5 million which consists of a $50 million fixed rate loan that matures on May 4, 2012, which was transferred from the Company’s existing credit agreement, and a $357.5 million revolving credit facility that matures on December 20, 2014. The revolving credit facility will be automatically increased by $50 million upon the maturity and repayment of the fixed rate loan. The fixed rate loan bears interest at a rate of 6.8% per annum, payable monthly in arrears. The revolving loans accrue interest, at the option of the Company, at either the base rate plus 1.75% per annum or the Eurodollar rate (as defined) for the applicable term plus 2.75% per annum. The base rate is the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. Interest is payable on base rate loans quarterly in arrears and on Eurodollar loans in arrears on the last day of each interest period or if such interest period exceeds three months, every three months. The Company’s revolving credit facility includes a $20 million swingline loan sublimit and a $20 million letter of credit sublimit. It also contains an accordion loan feature that allows the Company to request an increase of up to $142.5 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to terms of the Credit Agreement. No existing lender is obligated to increase its commitment. The Credit Agreement is secured by a first priority lien on substantially all of the Company’s assets. The Credit Agreement contains restrictive covenants and events of default include the following:
•	borrowings may not exceed 30% of the ERC of all its eligible asset pools plus 75% of its eligible accounts receivable;

•	the consolidated leverage ratio (as defined) cannot exceed 2.0 to 1.0 as of the end of any fiscal quarter;

•	consolidated Tangible Net Worth (as defined) must equal or exceed $309,452,000 plus 50% of positive consolidated net income for each fiscal quarter beginning December 31, 2010, plus 50% of the net proceeds of any equity offering;

•	capital expenditures during any fiscal year cannot exceed $20 million;

•	cash dividends and distributions during any fiscal year cannot exceed $20 million;

•	stock repurchases during the term of the agreement cannot exceed $100 million;

•	permitted acquisitions (as defined) during any fiscal year cannot exceed $100 million;

•	the Company must maintain positive consolidated income from operations (as defined) during any fiscal quarter; and

•	restrictions on changes in control.
     The revolving credit facility also bears an unused commitment fee of 0.375% per annum, payable quarterly in arrears.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     All of the Company’s borrowings at December 31, 2010 under its revolving credit facility consisted of 30-day Eurodollar rate loans, with an annual interest rate as of December 31, 2010 equal to 3.01%.
     The Company’s previous credit facility included an aggregate principal amount available of $365.0 million as of December 31, 2009, which consisted of a $50 million fixed rate loan and a $315 million revolving credit facility. Borrowings under the revolving credit facility bore interest at a floating rate equal to the one month LIBOR Market Index Rate plus 1.40%, which equated to 1.63% at December 31, 2009. The Company also paid an unused line fee for its previous credit facility equal to 0.30% on any unused portion of the facility. The credit facility was collateralized by substantially all of the Company’s assets and contained certain restrictive covenants.
     The Company had $300.0 million and $319.3 million of borrowings outstanding on its credit facilities as of December 31, 2010 and 2009, respectively, of which $50 million was part of the non-revolving fixed rate loan at both dates.
     The Company was in compliance with all covenants of its credit facilities as of December 31, 2010 and 2009.
     11. Derivative Instruments:
     The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable-rate debt and their impact on earnings and cash flows. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the swap counterparty to assess the counterparty’s ability to honor its obligation. Counterparty default would expose the Company to fluctuations in variable interest rates. Based on the guidance of ASC 815, the Company records derivative financial instruments at fair value in the consolidated balance sheets.
     On December 16, 2008, the Company entered into an interest rate forward rate swap transaction (the “Swap”) with J.P. Morgan Chase Bank, National Association (“JP Morgan”) pursuant to an ISDA Master Agreement which contains customary representations, warranties and covenants. The Swap had an effective date of January 1, 2010, with a notional amount of $50.0 million. Under the Swap, the Company received a floating interest rate based on one-month LIBOR Market Index Rate and paid a fixed interest rate of 1.89%. The Swap was scheduled to mature on May 1, 2011. On November 10, 2010, the Company terminated its interest rate swap agreement. As a result of the termination, the Company and JP Morgan released each other from all obligations under the Swap, including, without limitation, the obligation to make periodic payments thereunder, and the Swap was canceled and terminated. The Company paid a $416,000 termination payment to JP Morgan on November 15, 2010, representing the approximate present value of the expected remaining monthly settlement payments that otherwise were to have been due to JP Morgan thereafter.
     The Company’s financial derivative instrument was designated and qualified as a cash flow hedge, and the effective portion of the gain or loss on such hedge was reported as a component of other comprehensive income/(loss) in the consolidated financial statements of the Company. To the extent that the hedging relationship was not effective, the ineffective portion of the change in fair value of the derivative would have been recorded in other income (expense). The hedge was considered effective for the period from December 16, 2008 through the termination of the Swap on November 10, 2010. Therefore, no amount has been recorded in the consolidated income statements related to the hedge’s ineffectiveness during 2008, 2009 or 2010. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated, as well as throughout the hedging period.
     The following table sets forth the fair value amounts of derivative instruments held by the Company as of the dates indicated (amounts in thousands):

	December 31, 2010		December 31, 2009
Derivative designated as a hedging instrument under ASC 815:	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative

Interest rate swap contract	$—	$—	$—	$701

Total derivative	$—	$—	$—	$701

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
Liability derivatives are recorded in the liability section of the accompanying consolidated balance sheets.
     The following table sets forth the (loss) recorded in Accumulated Other Comprehensive Loss (“AOCL”), net of tax, for the years ended December 31, 2010 and 2009, for derivatives held by the Company as well as any (loss) reclassified from AOCL into expense (amounts in thousands):

	2010
	Amount of Loss
	Recognized in Other	Location of Loss	Amount of Loss
	Comprehensive Loss	Reclassified from	Reclassified from
	on Derivative	AOCL into Expense	AOCL into Expense
Derivative designated as hedging instruments under ASC 815:	(Effective Portion)	(Effective Portion)	(Effective Portion)
Interest rate swap contract	$(242)	interest expense	$(1,097)

Total derivative	$(242)		$(1,097)

	2009
	Amount of Loss
	Recognized in Other	Location of Loss	Amount of Loss
	Comprehensive Loss	Reclassified from	Reclassified from
	on Derivative	AOCL into Expense	AOCL into Expense
Derivative designated as hedging instruments under ASC 815:	(Effective Portion)	(Effective Portion)	(Effective Portion)
Interest rate swap contract	$(517)	interest expense	$—

Total derivative	$(517)		$—

     Amounts in accumulated other comprehensive loss are reclassified into earnings under certain situations, for example, if the occurrence of the transaction is no longer probable or no longer qualifies for hedge accounting. Due to the termination of the Swap on November 10, 2010, the Company paid a $416,000 termination payment which represented the then current amount included in accumulated other comprehensive loss, net of taxes, which was reclassed into interest expense in the consolidated income statement for the year ended December 31, 2010. The Company has no further obligation under the Swap.
     12. Property and equipment, net:
     Property and equipment, at cost, consist of the following as of December 31, 2010 and 2009 (amounts in thousands):

	2010	2009
Software	$21,014	$16,542
Computer equipment	10,697	8,869
Furniture and fixtures	6,147	5,624
Equipment	7,498	6,040
Leasehold improvements	4,574	3,277
Building and improvements	6,045	6,045
Land	992	992
Accumulated depreciation and amortization	(32,697)	(25,525)

Property and equipment, net	$24,270	$21,864

     Depreciation and amortization expense, relating to property and equipment, for the years ended December 31, 2010, 2009 and 2008 was $7,221,355, $6,539,823 and $5,283,058, respectively.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
     Beginning in July 2006 upon initiation of certain internally developed software projects, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), the Company began capitalizing qualifying computer software costs incurred during the application development stage and amortizing them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of December 31, 2010 and 2009, the Company has incurred and capitalized $4,188,160 and $2,774,444, respectively, of these direct payroll costs related to software developed for internal use. As of December 31, 2010 and 2009, $1,314,667 and $1,514,489, respectively, of these costs are for projects that are in the development stage and therefore are a component of “Other assets”. Once the projects are completed the costs will be transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense and remaining unamortized costs relating to this internally developed software as of and for the year ended December 31, 2010 were $435,201 and $2,199,673, respectively. Amortization expense and remaining unamortized costs relating to this internally developed software as of and for the year ended December 31, 2009 were $128,622 and $1,021,336, respectively.
     13. Long-Term Debt:
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
     On December 15, 2010, the Company entered into a commercial loan agreement to finance computer software and equipment purchases in the amount of $1,569,016. The loan is collateralized by the related computer software and equipment. The loan is a three year loan with a fixed rate of 3.69% with monthly installments, including interest, of $46,108 beginning on January 15, 2011, and it matures on December 15, 2013.
     14. Fair Value Measurements and Disclosures:
     (a) Disclosures about Fair Value of Financial Instruments:
     In accordance with the disclosure requirements of FASB ASC Topic 825, “Financial Instruments” (“ASC 825”), the table below summarizes fair value estimates for the Company’s financial instruments. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts in the table are recorded in the consolidated balance sheets under the indicated captions as of December 31, 2010 and 2009 (amounts in thousands):

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$41,094	$41,094	$20,265	$20,265
Finance receivables, net	831,330	1,126,340	693,462	839,417

Financial liabilities:
Line of credit	$300,000	$300,000	$319,300	$319,300
Long-tern debt	2,396	2,396	1,499	1,499
Derivative instrument	—	—	701	701
     Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
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
     Derivative instrument: The interest rate swap was recorded at estimated fair value, which was determined using pricing models developed based on the LIBOR swap rate and other observable market data, adjusted for non-performance risk of both the counterparty and the Company.
     (b) Fair Value Hierarchy:
     The Company recorded its derivative instrument at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its derivative instrument as of December 31, 2009, as required by FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). There were no derivative instruments at December 31, 2010. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Those levels of input are summarized as follows:
     • Level 1 — Quoted prices in active markets for identical assets and liabilities.
     • Level 2 — Observable inputs other than Level 1 quote prices, such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
     • Level 3 — Unobservable inputs that are supported by little or no market activity. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques as well as instruments for which the determination of fair value requires significant management judgment or estimation.
     The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.
     The placement in the fair value hierarchy of the Company’s interest rate swap derivative instrument as of December 31, 2010 and December 31, 2009 is Level 2 based on the Level 2 inputs described in section (a) above. Refer to Note 11 for further information regarding the terminated derivative instrument.
     15. Share-Based Compensation:
     The Company has a stock option and nonvested share plan. The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 (the “Amended Plan”) to enable the Company to issue nonvested shares of stock to its employees and directors. The Amended Plan was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. On March 19, 2010, the Company adopted a 2010 Stock Plan, which was approved by its shareholders at the 2010 Annual Meeting. The 2010 Stock Plan is a further amendment to the Amended Plan, and contains, among other things, specific performance metrics with respect to performance- based stock awards. Up to 2,000,000 shares of common stock may be issued under the 2010 Stock Plan. The 2010 Stock Plan expires November 7, 2012.
     The Company accounts for share-based compensation in accordance with the provisions of ASC 718. As of December 31, 2010, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program) is estimated to be $3.0 million with a weighted

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
average remaining life of 2.4 years (not including nonvested shares granted under the Long-Term Incentive Programs). As of December 31, 2010, there is no future compensation cost related to stock options and the remaining vested stock options have a weighted average remaining life of 0.1 years. Based upon historical data, the Company used an annual forfeiture rate of 14% for stock options and 15-40% for nonvested shares for most of the employee grants. Grants made to key employee hires and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group.
     Total share-based compensation expense was $4,203,154, $3,819,915 and $140,590 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company, in conjunction with the renewal of employment agreements with its Named Executive Officers and other senior executives, awarded nonvested shares which vested on January 1, 2009. As a result of the vesting of these shares, the Company recorded stock-based compensation expense in connection with these shares, in the amount of approximately $1.4 million during the first quarter of 2009. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of ASC 718 (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation expense was approximately $0.9 million, $2.2 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Stock Options
     All options issued under the Amended Plan vest ratably over five years. Granted options expire seven years from grant date. The remaining outstanding stock options expire on January 16, 2011. Options granted to a single person cannot exceed 200,000 in a single year. As of December 31, 2010, 895,000 options have been granted under the Amended Plan, of which 118,955 have been cancelled and are eligible for regrant. All expenses for 2010, 2009 and 2008 are included in earnings as a component of compensation and employee services expense.
     The following summarizes all option related transactions from December 31, 2007 through December 31, 2010 (amounts in thousands, except per share amounts):

		Weighted-Average	Weighted-Average
	Options	Exercise Price Per	Fair Value Per
	Outstanding	Share	Share
December 31, 2007	163	$16.97	$3.25
Exercised	(38)	15.87	3.31
Cancelled	(2)	21.50	4.60

December 31, 2008	123	17.24	3.21
Exercised	(116)	16.51	3.24

December 31, 2009	7	29.41	2.70
Exercised	(2)	28.45	2.92

December 31, 2010	5	$29.79	$2.62

     All of the stock options were issued to employees of the Company except for 40,000 that were issued to non-employee directors. Non-employee directors were granted 20,000 stock options in 2004. No stock options were granted in 2010, 2009 or 2008. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was approximately $0.1 million, $2.7 million, and $0.9 million, respectively.
     The following information is as of December 31, 2010 (amounts in thousands except per share amounts):

	Options Outstanding				Options Exercisable
			Weighted-Average			Weighted-
Exercise	Number	Average Remaining	Exercise Price Per	Aggregate	Number	Average Exercise	Aggregate
Price	Outstanding	Contractual Life	Share	Intrinsic Value	Exercisable	Price Per Share	Intrinsic Value

$29.79	5	0.1	$29.79	$227	5	$29.79	$227

Total as of December 31, 2010	5	0.1	$29.79	$227	5	$29.79	$227

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
Nonvested Shares
     With the exception of the awards made pursuant to the Long-Term Incentive Program and a few employee and director grants, the terms of the nonvested share awards are similar to those of the stock option awards, wherein the nonvested shares vest ratably over three to five years and are expensed over their vesting period. In addition, in conjunction with the renewal of their employment agreements, the Company’s Named Executive Officers and other senior executives were awarded nonvested shares which vested on January 1, 2009. As a result of the vesting of these shares, the Company recorded share-based compensation expense in connection with these shares, in the amount of approximately $1.4 million during the first quarter of 2009.
     The following summarizes all nonvested share transactions, excluding those related to the Long-Term Incentive Program, from December 31, 2007 through December 31, 2010 (amounts in thousands except per share amounts):

	Nonvested Shares	Weighted-Average Price
	Outstanding	at Grant Date

December 31, 2007	123	$41.72
Granted	27	37.47
Vested	(37)	39.55
Cancelled	(15)	40.05

December 31, 2008	98	41.60
Granted	70	34.22
Vested	(82)	36.62
Cancelled	(5)	42.20

December 31, 2009	81	40.24
Granted	57	53.06
Vested	(37)	41.46
Cancelled	(10)	39.61

December 31, 2010	91	$47.89

     The total grant date fair value of shares vested during the years ended December 31, 2010, 2009 and 2008, was $1,514,036, $3,014,339 and $1,446,897, respectively.
Long-Term Incentive Programs
     Pursuant to the Amended Plan, on March 30, 2007, January 4, 2008, January 20, 2009 and January 14, 2010, the Compensation Committee approved the grant of 96,550, 80,000, 108,720 and 53,656 performance-based nonvested shares, respectively. All shares granted under the LTI Programs were granted to key employees of the Company. For both the 2007 and 2008 grants, no estimated compensation costs have been accrued or recognized because the achievements of the performance targets of the programs were not met. The 2009 grant is performance and market based and cliff vests after the requisite service period of two to three years if certain financial and market related goals are met. The goals are based upon diluted earnings per share (“EPS”) totals for 2009, the return on owners’ equity for the three year period beginning on January 1, 2009 and ending December 31, 2011, and the relative total shareholder return as compared to a peer group for the same three year period. The number of shares vested can double if the financial goals are exceeded and no shares will vest if the financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2009. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. The EPS component of the

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
2009 plan was not achieved and therefore no compensation expense was recognized during 2009 or 2010 related to the 2009 grants. The 2010 grant is performance and market based and cliff vests after the requisite service period of two to three years if certain financial and market related goals are met. The goals are based upon diluted EPS totals for 2010, the return on owners’ equity for the three year period beginning on January 1, 2010 and ending December 31, 2012, and the relative total shareholder return as compared to a peer group for the same three year period. The number of shares that will be ultimately vest are based on a sliding scale and can double if the financial goals are exceeded or no shares will vest if the financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2010. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. At December 31, 2010, total future compensation costs related to nonvested share awards granted under the 2009 and 2010 LTI Programs are estimated to be approximately $3.3 million. The Company assumed a 7.5% forfeiture rate for these grants and the remaining shares have a weighted average life of 1.42 years at December 31, 2010.
     16. Earnings per Share:
     Basic EPS are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of stock options and nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be received upon assumed exercise. The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands, except per share amounts):

	For the years ended December 31,
		2010			2009			2008
		Weighted Average			Weighted Average			Weighted Average
	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS	Net Income	Common Shares	EPS

Basic EPS	$73,454	16,820	$4.37	$44,306	15,420	$2.87	$45,362	15,229	$2.98
Dilutive effect of stock options and nonvested share awards		65			34			63

Diluted EPS	$73,454	16,885	$4.35	$44,306	15,454	$2.87	$45,362	15,292	$2.97

     As of December 31, 2010, 2009 and 2008, there were no antidilutive options outstanding.
     17. Stockholders’ Equity:
Stock Offering:
     On February 22, 2010, the Company closed on a public stock offering filed under a shelf registration statement that was filed during the third quarter of 2009. As a result of the filing, the Company sold a total of 1,437,500 shares of its common stock at a price to the public of $52.50 per share. The Company received net proceeds from the offering of approximately $71.7 million, after deducting the underwriting discounts and commissions and offering expenses. The Company used the net proceeds of the offering primarily to repay a portion of the debt outstanding under its then existing $365 million revolving credit facility.
     18. Income Taxes:
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled.
     The guidance of ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.
     There were no unrecognized tax benefits as of December 31, 2010 and 2009.
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
     As of December 31, 2010, the tax years subject to examination by the major taxing jurisdictions, including the Internal Revenue Service, are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The 2005, 2006, and 2007 tax years are extended through December 31, 2011.
     ASC 740 requires the recognition of interest, if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. No interest or penalties were accrued in 2010 or 2009.
     The income tax expense recognized for the years ended December 31, 2010, 2009 and 2008 is comprised of the following (amounts in thousands):

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

For the year ended December 31, 2010	Federal	State	Total

Current tax benefit	$(481)	$(8)	$(489)
Deferred tax expense	40,163	7,330	47,493

Total income tax expense	$39,682	$7,322	$47,004

For the year ended December 31, 2009	Federal	State	Total

Current tax (benefit)/expense	$(707)	$177	$(530)
Deferred tax expense	24,645	4,282	28,927

Total income tax expense	$23,938	$4,459	$28,397

For the year ended December 31, 2008	Federal	State	Total

Current tax benefit	$(2,108)	$(362)	$(2,470)
Deferred tax expense	26,414	4,440	30,854

Total income tax expense	$24,306	$4,078	$28,384

     The Company has recognized a net deferred tax liability of $164,971,005 and $117,206,100 as of December 31, 2010 and 2009, respectively. The components of the net deferred tax liability are as follows (amounts in thousands):

	2010	2009

Deferred tax assets:
Employee compensation	$1,794	$749
Allowance for doubtful accounts	879	760
Federal and state tax credit carryforward	774	714
Federal and state net operating loss carryforward	2,564	158
Accrued liabilities	864	1,171
Guaranteed payments	243	—
Intangible assets and goodwill	—	525
Section 467 leases	350	373
Other	420	243

Total deferred tax assets	7,888	4,693

Deferred tax liabilities:
Depreciation expense	2,352	1,058
Intangible assets and goodwill	77	—
Prepaid expenses	776	687
Cost recovery	169,654	120,154

Total deferred tax liability	172,859	121,899

Net deferred tax liability	$164,971	$117,206

     A valuation allowance has not been provided at December 31, 2010 or 2009 since management believes it is more likely than not that the deferred tax assets will be realized. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s results of operations and financial position. At December 31, 2010, the Company

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements
had state income tax credit carryforwards of approximately $1.1 million which will begin to expire starting in the year ending December 31, 2021. The Company also incurred state net operating loss carryforwards in 2010, 2009 and 2008 of approximately $2.5 million, $2.0 million and $1.9 million, respectively, of which approximately $161,000 will begin to expire starting in the year ending December 31, 2013 and the remainder starting in the year ending December 31, 2018.
     The Company believes cost recovery to be an acceptable tax revenue recognition method for companies in the bad debt purchasing industry and results in the reduction of current taxable income as, for tax purposes, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any taxable income is recognized. The temporary difference from the use of cost recovery for income tax purposes resulted in a deferred tax liability at December 31, 2010 and 2009.
     A reconciliation of the Company’s expected tax expense at statutory tax rates to actual tax expense for the years ended December 31, 2010, 2009 and 2008 consists of the following components (amounts in thousands):

	2010	2009	2008

Federal tax at statutory rates	$42,306	$25,446	$25,811
State tax expense, net of federal benefit	4,759	2,706	2,651
Other	(61)	245	(78)

Total income tax expense	$47,004	$28,397	$28,384

     19. Commitments and Contingencies:
Employment Agreements:
     The Company has employment agreements with all of its executive officers and with several members of its senior management group, most of which expire on December 31, 2011. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Future compensation under these agreements is approximately $11.9 million. The agreements also contain confidentiality and non-compete provisions.
Litigation:
     The Company is from time to time subject to routine legal claims and proceedings, most of which are incidental to the ordinary course of its business. The Company initiates lawsuits against customers and are occasionally countersued by them in such actions. Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against the Company, in which they allege that the Company has violated a state or federal law in the process of collecting on an account. From time to time, other types of lawsuits are brought against the Company. While it is not expected that these or any other legal proceedings or claims in which the Company is involved will, either individually or in the aggregate, have a material adverse impact on the Company’s results of operations, liquidity or financial condition, it is possible that, due to unexpected future developments, an unfavorable resolution of a legal proceeding or claim could occur which may be material to the Company’s results of operations for a particular period. The matter described below falls outside of the normal parameters of the Company’s routine legal proceedings.
     The Attorney General for the State of Missouri filed a purported enforcement action against PRA in 2009 that seeks relief for Missouri customers that have allegedly been injured as a result of certain collection practices of PRA. PRA has vehemently denied any wrongdoing herein and in 2010, the complaint was dismissed with prejudice. The matter is currently on appeal, and so it is not possible at this time to estimate the possible loss, if any.
Forward Flow Agreements:
     The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at December 31, 2010 is approximately $234.4 million.

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
We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment, management has determined that, as of December 31, 2010, its internal control over financial reporting was effective based on the criteria set forth in the COSO framework. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2010, which is included herein.
The scope of management’s assessment of internal controls over financial reporting did not include our recently acquired subsidiary, CCB, which was excluded from our evaluation. This business represents less than 5% of total assets and total revenues reflected in our consolidated financial statements as of and for the year ended December 31, 2010.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Portfolio Recovery Associates, Inc.:
We have audited Portfolio Recovery Associates, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Portfolio Recovery Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on Portfolio Recovery Associates, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Portfolio Recovery Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Portfolio Recovery Associates, Inc. acquired a controlling interest in Claims Compensation Bureau, LLC (CCB) during 2010, and management excluded from its assessment of the effectiveness of Portfolio Recovery Associates, Inc.’s internal control over financial reporting as of December 31, 2010, CCB’s internal control over financial reporting associated with less than 5% of the total assets and total revenues reflected in the consolidated financial statements of Portfolio Recovery Associates, Inc. and subsidiaries as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of Portfolio Recovery Associates, Inc. also excluded an evaluation of the internal control over financial reporting of CCB.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Portfolio Recovery Associates, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated income statements, and statements of changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Norfolk, Virginia
February 25, 2011

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information required by Item 10 is incorporated herein by reference to the sections labeled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors,” “Executive Officers,” “Corporate Governance,” “Committees of the Board” and “Audit Committee Report” in the Company’s definitive Proxy Statement in connection with the Company’s 2011 Annual Meeting of Stockholders.
Item 11. Executive Compensation.
     The information required by Item 11 is incorporated herein by reference to (a) the section labeled “Compensation Discussion and Analysis” in the Company’s definitive Proxy Statement in connection with the Company’s 2011 Annual Meeting of Stockholders and (b) the section labeled “Compensation Committee Report” in the Company’s definitive Proxy Statement in connection with the Company’s 2011 Annual Meeting of Stockholders, which section (and the report contained therein) shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of such furnishing in this Item 11.
Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.
     The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement in connection with the Company’s 2011 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information required by Item 13 is incorporated herein by reference to the sections labeled “Review and Approval of Related Party Transactions” and “Director Independence” in the Company’s definitive Proxy Statement in connection with the Company’s 2011 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services.
     The information required by Item 14 is incorporated herein by reference to the section labeled “Principal Accountant Fees and Services” in the Company’s definitive Proxy Statement in connection with the Company’s 2011 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	Financial Statements.
     The following financial statements of the Company are included in Item 8 of this Annual Report on Form 10-K:
(b)      Exhibits.
2.1	Equity Exchange Agreement between Portfolio Recovery Associates, L.L.C. and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-1).

3.1	Amended and Restated Certificate of Incorporation of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1).

3.2	Second Amended and Restated By-Laws of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.2 of the Form 10-K for the period ended December 31, 2009).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1).

4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1).

10.1	Employment Agreement, dated November 14, 2008, by and between Steven D. Fredrickson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.1 of the Form 8-K dated November 20, 2008).

10.2	Employment Agreement, dated November 14, 2008, by and between Kevin P. Stevenson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.2 of the Form 8-K dated November 20, 2008).

10.3	Employment Agreement, dated November 14, 2008, by and between Craig A. Grube and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.3 of the Form 8-K dated November 20, 2008).

10.4	Employment Agreement, dated November 14, 2008, by and between Judith S. Scott and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.4 of the Form 8-K dated November 20, 2008).

10.5	Amendment to Employment Agreement, dated December 31, 2008, by and between Steven D. Fredrickson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.5 of the Form 10-K for the period ended December 31, 2009).

10.6	Amendment to Employment Agreement, dated December 31, 2008, by and between Kevin P. Stevenson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.6 of the Form 10-K for the period ended December 31, 2009).

10.7	Amendment to Employment Agreement, dated December 30, 2008, by and between Craig A. Grube and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.7 of the Form 10-K for the period ended December 31, 2009).

10.8	Amendment to Employment Agreement, dated December 31, 2008, by and between Judith S. Scott and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.8 of the Form 10-K for the period ended December 31, 2009).

10.9	Portfolio Recovery Associates 2010 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Form 8-K filed June 9, 2010).

10.10	Portfolio Recovery Associates, Inc., Annual Bonus Plan (Incorporated by reference to Exhibit 10.10 of the Form 8-K filed June 9, 2010).

10.11	Credit Agreement, dated as of December 20, 2010, by and among Portfolio Recovery Associates, Inc., Portfolio Recovery Associates, LLC, PRA Holding I, LLC, PRA Location Services, LLC, PRA Government Services, LLC, PRA Receivables Management, LLC, PRA Holding II, LLC, PRA Holding III, LLC, MuniServices, LLC, Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A., as syndication agent, SunTrust Bank, as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed December 22, 2010).

21.1	Subsidiaries of Portfolio Recovery Associates, Inc.

23.1	Consent of KPMG LLP

24.1	Powers of Attorney (included on signature page).

31.1	Section 302 Certifications of Chief Executive Officer

31.2	Section 302 Certifications of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portfolio Recovery Associates, Inc. (Registrant)
Dated: February 25, 2011	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: February 25, 2011	By:	/s/ Kevin P. Stevenson
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

Dated: February 25, 2011	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President and Chief Executive Officer (Principal Executive Officer)

Dated: February 25, 2011	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

Dated: February 25, 2011	By:	/s/ John H. Fain
John H. Fain
Director

Dated: February 25, 2011	By:	/s/ John E. Fuller
John E. Fuller
Director

Dated: February 25, 2011	By:	/s/ Penelope W. Kyle
Penelope W. Kyle
Director

Dated: February 25, 2011	By:	/s/ David N. Roberts
David N. Roberts
Director

Dated: February 25, 2011	By:	/s/ Scott M. Tabakin
Scott M. Tabakin
Director

Dated: February 25, 2011	By:	/s/ James M. Voss
James M. Voss
Director