Form 10-Q
period 2011-03-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2011-05-05
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.

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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 2, 2011

Common Stock, $0.01 par value	17,104,916

PORTFOLIO RECOVERY ASSOCIATES, INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2011 and December 31, 2010
(unaudited)
(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2011	2010
Assets
Cash and cash equivalents	$35,443	$41,094
Finance receivables, net	866,992	831,330
Accounts receivable, net	7,369	8,932
Income taxes receivable	—	2,363
Property and equipment, net	24,469	24,270
Goodwill	61,678	61,678
Intangible assets, net	17,215	18,466
Other assets	6,933	7,775

Total assets	$1,020,099	$995,908

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$7,498	$3,227
Accrued expenses and other liabilities	2,620	4,904
Income taxes payable	1,577	—
Accrued payroll and bonuses	6,300	15,445
Net deferred tax liability	179,043	164,971
Line of credit	290,000	300,000
Long-term debt	2,098	2,396

Total liabilities	489,136	490,943

Commitments and contingencies (Note 12)

Redeemable noncontrolling interest	15,253	14,449

Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, authorized shares, 30,000, 17,099 issued and outstanding shares at March 31, 2011, and 17,064 issued and outstanding shares at December 31, 2010	171	171
Additional paid-in capital	165,611	163,538
Retained earnings	349,928	326,807

Total stockholders’ equity	515,710	490,516

Total liabilities and stockholders’ equity	$1,020,099	$995,908

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the three months ended March 31, 2011 and 2010
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Income recognized on finance receivables, net	$95,974	$67,951
Fee income	15,803	15,427

Total revenues	111,777	83,378

Operating expenses:
Compensation and employee services	34,153	29,642
Legal and agency fees and costs	17,726	13,338
Outside fees and services	3,414	2,829
Communications	6,313	5,058
Rent and occupancy	1,398	1,252
Depreciation and amortization	3,216	2,550
Other operating expenses	2,852	2,274

Total operating expenses	69,072	56,943

Income from operations	42,705	26,435

Other income and (expense):
Interest income	—	36
Interest expense	(2,867)	(2,180)

Income before income taxes	39,838	24,291

Provision for income taxes	16,129	9,486

Net income	$23,709	$14,805

Less net income attributable to redeemable noncontrolling interest	(588)	(5)

Net income attributable to Portfolio Recovery Associates, Inc.	$23,121	$14,800

Net income per common share attributable to Portfolio Recovery Associates, Inc:
Basic	$1.35	$0.91
Diluted	$1.34	$0.91

Weighted average number of shares outstanding:
Basic	17,092	16,191
Diluted	17,199	16,203
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2011
(unaudited)
(Amounts in thousands)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2010	17,064	$171	$163,538	$326,807	$490,516
Net income attributable to Portfolio Recovery Associates, Inc.	—	—	—	23,121	23,121
Exercise of stock options and vesting of nonvested shares	35	—	150	—	150
Amortization of share-based compensation	—	—	2,614	—	2,614
Income tax benefit from share-based compensation	—	—	294	—	294
Adjustment of the noncontrolling interest measurement amount	—	—	(985)	—	(985)

Balance at March 31, 2011	17,099	$171	$165,611	$349,928	$515,710

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2011 and 2010
(unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$23,709	$14,805
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	2,614	880
Depreciation and amortization	3,216	2,550
Deferred tax expense	14,072	9,070
Changes in operating assets and liabilities:
Other assets	842	(613)
Accounts receivable	1,563	417
Accounts payable	4,271	971
Income taxes	3,940	3,021
Accrued expenses	(1,762)	(242)
Accrued payroll and bonuses	(9,145)	(3,335)

Net cash provided by operating activities	43,320	27,524

Cash flows from investing activities:
Purchases of property and equipment	(2,163)	(1,706)
Acquisition of finance receivables, net of buybacks	(106,405)	(100,266)
Collections applied to principal on finance receivables	70,743	51,244
Business acquisitions, net of cash acquired	—	(22,500)
Contingent payment made for business acquisition	—	(100)

Net cash used in investing activities	(37,825)	(73,328)

Cash flows from financing activities:
Proceeds from exercise of options	149	—
Income tax benefit from share-based compensation	294	22
Proceeds from line of credit	2,000	70,500
Principal payments on line of credit	(12,000)	(93,500)
Proceeds from stock offering, net of offering costs	—	71,688
Distributions paid to noncontrolling interest	(1,291)	—
Principal payments on long-term debt	(298)	(165)

Net cash (used in)/provided by financing activities	(11,146)	48,545

Net (decrease)/increase in cash and cash equivalents	(5,651)	2,741

Cash and cash equivalents, beginning of year	41,094	20,265

Cash and cash equivalents, end of period	$35,443	$23,006

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,711	$2,151
Cash paid for income taxes	15	61

Noncash investing and financing activities:
Net unrealized change in fair value of derivative instrument	$—	$(108)
Distributions payable to noncontrolling interest	769	—
Adjustment of the noncontrolling interest measurement amount	985	—
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Business:
     Portfolio Recovery Associates, LLC (“PRA”) was formed on March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA Inc completed its initial public offering (“IPO”) of common stock. In connection with the IPO, all of the membership units and warrants of PRA were exchanged on a one to one basis for shares of a single class of common stock of PRA Inc and warrants to purchase shares of PRA Inc common stock, respectively. PRA Inc owns all outstanding membership units of PRA, PRA Holding I, LLC (“PRA Holding I”), PRA Holding II, LLC (“PRA Holding II”), PRA Holding III, LLC (“PRA Holding III”), PRA Receivables Management, LLC (“PRA Receivables Management”), PRA Location Services, LLC (“PLS”) (formerly referred to as “IGS”), PRA Government Services, LLC (d/b/a RDS) (“RDS”) and MuniServices, LLC (d/b/a PRA Government Services) (“MuniServices”). On March 15, 2010, PRA Inc acquired 62% of the membership units of Claims Compensation Bureau, LLC (“CCB”). The business of PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) revolves around the detection, collection, and processing of both unpaid and normal-course receivables originally owed to credit grantors, governments, retailers and others. The Company’s primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. These accounts are purchased from sellers of finance receivables and collected by a highly skilled staff whose purpose is to locate and contact customers and arrange payment or resolution of their debts. The Company, through its Litigation Department, collects accounts judicially, either by using its own attorneys or by contracting with independent attorneys throughout the country through whom the Company takes legal action to satisfy consumer debts. The Company also services receivables on behalf of clients on either a commission or transaction-fee basis. Clients include entities in the financial services, auto, retail, utility, health care and government sectors. Services provided to these clients include obtaining location information for clients in support of their collection activities (known as skip tracing), and the management of both delinquent and non-delinquent receivables for government entities. In addition, through its CCB subsidiary, the Company provides class action claims settlement recovery services and related payment processing to its corporate clients.
     The consolidated financial statements of the Company include the accounts of PRA Inc, PRA, PRA Holding I, PRA Holding II, PRA Holding III, PRA Receivables Management, PLS, RDS, MuniServices and CCB. Under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting” (“ASC 280”), the Company has determined that it has several operating segments that meet the aggregation criteria of ASC 280 and, therefore, it has one reportable segment, accounts receivables management, based on similarities among the operating units, including homogeneity of services, service delivery methods and use of technology.
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of March 31, 2011, its consolidated income statements for the three months ended March 31, 2011 and 2010, its consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2011, and its consolidated statements of cash flows for the three months ended March 31, 2011 and 2010. The consolidated income statement of the Company for the three months ended March 31, 2011 may not be indicative of future results. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2010.
2. Finance Receivables, net:
     The Company’s principal business consists of the acquisition and collection of pools of accounts that have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts. The amount paid for any pool reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to an account’s contractual terms. At acquisition, the Company reviews the portfolio both by account and aggregate pool to determine whether there is evidence of deterioration of credit quality

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
since origination and if it is probable that the Company will be unable to collect all amounts due according to the account’s contractual terms. If both conditions exist, the Company determines whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio and subsequently aggregates pools of accounts. The Company determines the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference) based on the Company’s proprietary acquisition models. The remaining amount, representing the excess of the pool’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the estimated remaining life of the pool (accretable yield).
     The Company accounts for its investment in finance receivables under the guidance of FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Under ASC 310-30, static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows, based on the Company’s estimates derived from its proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30, utilizing the interest method, initially freezes the yield estimated when the accounts are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the yield over a portfolio’s remaining life. Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheet. Income on finance receivables is accrued quarterly based on each static pool’s effective yield. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as finance receivable amortization). Likewise, cash flows that are less than the interest accrual will increase, or “accrete,” the carrying balance. The Company generally does not record accretion in the first six to twelve months of the estimated life of the pool; accordingly, the Company utilizes either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These cost recovery pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At March 31, 2011 and 2010, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $1.4 million and $2.3 million, respectively.
     The Company establishes valuation allowances, if necessary, for acquired accounts subject to ASC 310-30 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At March 31, 2011 and 2010, the Company had a valuation allowance against its finance receivables of $80,447,000 and $58,125,000, respectively.
     The Company implements the accounting for income recognized on finance receivables under ASC 310-30 as follows. The Company creates each accounting pool using its projections of estimated cash flows and expected

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
economic life. The Company then computes the effective yield that fully amortizes the pool to the end of its expected economic life based on the current projections of estimated cash flows using the interest method. As actual cash flow results are recorded, the Company balances those results to the data contained in its proprietary models to ensure accuracy, then reviews each accounting pool watching for trends, actual performance versus projections and curve shape (a graphical depiction of the timing of cash flows), sometimes re-forecasting future cash flows utilizing the Company’s statistical models. The review process is primarily performed by the Company’s finance staff; additionally, the Company’s operational and statistical staffs may also be involved. To the extent there is overperformance, the Company will either increase the yield or release the allowance and consider increasing future cash projections, if persuasive evidence indicates that the overperformance is considered to be a significant betterment. If the overperformance is considered more of an acceleration of cash flows (a timing difference), the Company will adjust estimated future cash flows downward, which effectively extends the amortization period, or take no action at all if the amortization period is reasonable and falls within the pool’s expected economic life. In either case, the yield may or may not be increased due to the time value of money (accelerated cash collections). To the extent there is underperformance, the Company will record an allowance if the underperformance is significant and will also consider revising estimated future cash flows based on current period information, or take no action if the pool’s amortization period is reasonable and falls within the currently projected economic life.
     The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at March 31, 2011 and 2010 was $3,206,705 and $3,122,600, respectively. During the three months ended March 31, 2011 and 2010, the Company capitalized $255,778 and $161,621, respectively, of these direct acquisition fees. During the three months ended March 31, 2011 and 2010, the Company amortized $344,588 and $270,947, respectively, of these direct acquisition fees.
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
     Changes in finance receivables, net for the three months ended March 31, 2011 and 2010 were as follows (amounts in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Balance at beginning of period	$831,330	$693,462
Acquisitions of finance receivables, net of buybacks	106,405	100,266

Cash collections	(166,717)	(119,195)
Income recognized on finance receivables, net	95,974	67,951

Cash collections applied to principal	(70,743)	(51,244)

Balance at end of period	$866,992	$742,484

     At the time of acquisition, the life of each pool is generally estimated to be between 72 to 96 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, cash collections applied to principal on finance receivables as of March 31, 2011 are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

March 31, 2012	$234,860
March 31, 2013	246,877
March 31, 2014	214,753
March 31, 2015	133,718
March 31, 2016	34,849
March 31, 2017	1,935

$866,992

     During the three months ended March 31, 2011 and 2010, the Company purchased approximately $1.49 billion and $1.89 billion, respectively, in face value of finance receivables. At March 31, 2011, the estimated remaining collections (“ERC”) on the receivables purchased in the three months ended March 31, 2011 and 2010 were $211.2 million and $169.3 million, respectively.
     Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield to be earned by the Company based on its proprietary buying models. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three months ended March 31, 2011 and 2010 were as follows (amounts in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Balance at beginning of period	$892,188	$721,984
Income recognized on finance receivables, net	(95,974)	(67,951)
Additions	109,502	122,510
Reclassifications from nonaccretable difference	20,562	17,102

Balance at end of period	$926,278	$793,645

     ASC 310-30 requires that a valuation allowance be recorded for significant decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. In any given period, the Company may be required to record valuation allowances due to pools of receivables underperforming expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables would include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both the collection floor of the Company and external channels), as well as decreases in productivity related to turnover and tenure of the Company’s collection staff. The following is a summary of activity within the Company’s valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three months ended March 31, 2011 and 2010 (amounts in thousands):

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended
	March 31, 2011
		Purchased Bankruptcy
	Core Portfolio (1)	Portfolio (2)	Total
Valuation allowance — finance receivables:
Beginnning balance	$70,030	$6,377	$76,407
Allowance charges	2,850	2,450	5,300
Reversal of previous recorded allowance charges	(1,050)	(210)	(1,260)

Net allowance charge	1,800	2,240	4,040

Ending balance	$71,830	$8,617	$80,447

Finance receivables, net:	$428,091	$438,901	$866,992

	Three Months Ended
	March 31, 2010
		Purchased Bankruptcy
	Core Portfolio (1)	Portfolio (2)	Total
Valuation allowance — finance receivables:
Beginnning balance	$47,580	$3,675	$51,255
Allowance charges	5,525	1,350	6,875
Reversal of previous recorded allowance charges	—	(5)	(5)

Net allowance charge	5,525	1,345	6,870

Ending balance	$53,105	$5,020	$58,125

Finance receivables, net:	$398,453	$344,031	$742,484

(1)	“Core” accounts or portfolios refer to accounts or portfolios that are defaulted consumer receivables and are not in a bankrupt status upon purchase. These accounts are aggregated separately from purchased bankruptcy accounts.

(2)	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy status when purchased, and as such, are purchased as a pool of bankrupt accounts.
3. Accounts Receivable, net:
     Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, the current receivables aging, and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The balance of the allowance for doubtful accounts at March 31, 2011 and December 31, 2010 was $2.8 million and $2.5 million, respectively. The Company does not have any off balance sheet credit exposure related to its customers.
4. Line of Credit:
     On December 20, 2010, the Company entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). Under the terms of the Credit Agreement, the credit facility includes an aggregate principal amount available of $407.5 million which

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
consists of a $50 million fixed rate loan that matures on May 4, 2012, which was transferred from the Company’s then existing credit agreement, and a $357.5 million revolving credit facility that matures on December 20, 2014. The revolving credit facility will be automatically increased by $50 million upon the maturity and repayment of the fixed rate loan. The fixed rate loan bears interest at a rate of 6.8% per annum, payable monthly in arrears. The revolving loans accrue interest, at the option of the Company, at either the base rate plus 1.75% per annum or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.75% per annum. The base rate is the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. Interest is payable on base rate loans quarterly in arrears and on Eurodollar loans in arrears on the last day of each interest period or, if such interest period exceeds three months, every three months. The Company’s revolving credit facility includes a $20 million swingline loan sublimit and a $20 million letter of credit sublimit. It also contains an accordion loan feature that allows the Company to request an increase of up to $142.5 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to terms of the Credit Agreement. No existing lender is obligated to increase its commitment. The Credit Agreement is secured by a first priority lien on substantially all of the Company’s assets. The Credit Agreement contains restrictive covenants and events of default including the following:
•	borrowings may not exceed 30% of the ERC of all its eligible asset pools plus 75% of its eligible accounts receivable;

•	the consolidated leverage ratio (as defined in the Credit Agreement) cannot exceed 2.0 to 1.0 as of the end of any fiscal quarter;

•	consolidated Tangible Net Worth (as defined in the Credit Agreement) must equal or exceed $309,452,000 plus 50% of positive consolidated net income for each fiscal quarter beginning December 31, 2010, plus 50% of the net proceeds of any equity offering;

•	capital expenditures during any fiscal year cannot exceed $20 million;

•	cash dividends and distributions during any fiscal year cannot exceed $20 million;

•	stock repurchases during the term of the agreement cannot exceed $100 million;

•	permitted acquisitions (as defined in the Credit Agreement) during any fiscal year cannot exceed $100 million;

•	the Company must maintain positive consolidated income from operations (as defined in the Credit Agreement) during any fiscal quarter; and

•	restrictions on changes in control.
     The revolving credit facility also bears an unused commitment fee of 0.375% per annum, payable quarterly in arrears.
     At March 31, 2011, the Company’s borrowings under its revolving credit facility consisted of 30-day Eurodollar rate loans and base rate loans with a weighted average annual interest rate equal to 3.10%.
     The Company had $290.0 million and $300.0 million of borrowings outstanding on its credit facility as of March 31, 2011 and December 31, 2010, respectively, of which $50 million represented borrowing under the non-revolving fixed rate loan at both dates.
     The Company was in compliance with all covenants of its credit facility as of March 31, 2011 and December 31, 2010.

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
6. Property and Equipment, net:
     Property and equipment, at cost, consisted of the following as of the dates indicated (amounts in thousands):

	March 31,	December 31,
	2011	2010
Software	$22,234	$21,014
Computer equipment	11,096	10,697
Furniture and fixtures	6,164	6,147
Equipment	7,559	7,498
Leasehold improvements	5,041	4,574
Building and improvements	6,045	6,045
Land	992	992
Accumulated depreciation and amortization	(34,662)	(32,697)

Property and equipment, net	$24,469	$24,270

     Depreciation and amortization expense, relating to property and equipment, for the three months ended March 31, 2011 and 2010 was $1,966,009 and $1,712,304, respectively.
     The Company, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of March 31, 2011, the Company has incurred and capitalized $4,469,520 of these direct payroll costs and external direct costs related to software developed for internal use. Of these costs, $652,266 is for projects that are in the development stage and, therefore are a component of “Other Assets”. Once the projects are completed, the costs will be transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense for the three months ended March 31, 2011 and 2010 was $157,069 and $59,532, respectively. The remaining unamortized costs relating to internally developed software at March 31, 2011 and 2010 were $2,986,366 and $961,804, respectively.
7. Redeemable Noncontrolling Interest:
     In accordance with ASC 810, the Company has consolidated all financial statement accounts of CCB in its consolidated balance sheets as of March 31, 2011 and December 31, 2010, and its consolidated income statements for the three months ended March 31, 2011 and for the period from March 15, 2010 through March 31, 2010. The redeemable noncontrolling interest amount is separately stated on the consolidated balance sheets and represents the

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
38% interest in CCB not owned by the Company. In addition, net income attributable to the noncontrolling interest is stated separately in the consolidated income statements for the three months ended March 31, 2011 and for the period from March 15, 2010 through March 31, 2010.
     The Company applies the provisions of FASB ASC Topic 480-10-S99 “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”), which provides guidance on the accounting for equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The noncontrolling interest “put” arrangement is accounted for under ASC 480-10-S99, as redemption under the “put” arrangement is outside the control of the Company. As such, the redeemable noncontrolling interest is recorded outside of “permanent” equity. The Company measures the redeemable noncontrolling interest at the greater of its ASC 480-10-S99 measurement amount (estimated redemption value of the “put” option embedded in the noncontrolling interest) or its measurement amount under the guidance of ASC 810. The ASC 810 measurement amount includes adjustments for the noncontrolling interest’s pro-rata share of earnings, losses and distributions, pursuant to the limited liability company agreement of CCB. Adjustments to the measurement amount are recorded to stockholders’ equity. The Company used a present value calculation to estimate the redemption value of the “put” option as of the reporting date. As such, for the period ended March 31, 2011, the Company increased the redeemable noncontrolling interest by $985,000 with a corresponding reduction of stockholders’ equity. If material, the Company adjusts the numerator of earnings per share calculations for the current period change in the excess of the noncontrolling interest’s ASC 480-10-S99 measurement amount over the greater of its ASC 810 measurement amount or the estimated fair value of the noncontrolling interest. Although the noncontrolling interest was redeemable by the Company as of the reporting date, it was not yet redeemable by the holder of the “put” option. The estimated redemption value of the noncontrolling interest, as if it were currently redeemable by the holder of the put option under the terms of the put arrangement, was $22,800,000 as of March 31, 2011.
     The following table represents the changes in the redeemable noncontrolling interest for the period from March 15, 2010 (the acquisition date) to March 31, 2011 (amounts in thousands):

Acquisition date fair value of redeemable noncontrolling interest	$15,323
Net income attributable to redeemable noncontrolling interest	417
Distributions paid	(1,291)

Redeemable noncontrolling interest at December 31, 2010	14,449
Net income attributable to redeemable noncontrolling interest	588
Distributions payable	(769)
Adjustment of the noncontrolling interest measurement amount	985

Redeemable noncontrolling interest at March 31, 2011	$15,253

     In accordance with the limited liability company agreement of CCB, distributions due to the members of the LLC are accrued each quarter and are payable as soon as reasonably possible subsequent to each quarter end. As such, the distribution payable at December 31, 2010 to the non-controlling interest of $1,291,000 was paid in the first quarter of 2011.
8. Goodwill and Intangible Assets, net:
     In connection with the Company’s business acquisitions, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. In accordance FASB ASC Topic 350 “Intangibles-Goodwill and Other” (“ASC 350”), the Company is amortizing its intangible assets over their estimated useful lives.
     The combined original weighted average amortization period is 8.1 years. The Company reviews these assets at least annually for impairment. Total amortization expense was $1,250,181 and $838,064 for the three months ended March 31, 2011, and 2010 respectively. In addition, pursuant to ASC 350, goodwill is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2010, the Company underwent its

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2010, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through March 31, 2011 that would indicate a triggering event and thereby necessitate an impairment charge to goodwill or the other intangible assets. The Company expects to perform its next annual goodwill review during the fourth quarter of 2011. At March 31, 2011 and December 31, 2010, the carrying value of goodwill was $61.7 million.
9. Share-Based Compensation:
     The Company has a stock option and nonvested share plan. The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 (the “Amended Plan”) to enable the Company to issue nonvested shares of stock to its employees and directors. The Amended Plan was approved by the Company’s shareholders at its Annual Meeting on May 12, 2004. On March 19, 2010, the Company adopted a 2010 Stock Plan, which was approved by its shareholders at the 2010 Annual Meeting. The 2010 Stock Plan is a further amendment to the Amended Plan, and contains, among other things, specific performance metrics with respect to performance-based stock awards. Up to 2,000,000 shares of common stock may be issued under the 2010 Stock Plan. The 2010 Stock Plan expires on November 7, 2012.
     The Company follows the provisions of FASB ASC Topic 718 “Compensation-Stock Compensation” (“ASC 718”). As of March 31, 2011, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program (“LTI”)) is estimated to be $4.3 million with a weighted average remaining life for all nonvested shares of 2.5 years (not including nonvested shares granted under the LTI Programs). As of March 31, 2011, there are no future compensation costs related to stock options and there are no remaining vested stock options to be exercised. Based upon historical data, the Company used an annual forfeiture rate of 14% for stock options and 15-40% for nonvested shares for most of the employee grants. Grants made to key employees and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group.
     Total share-based compensation expense was $2,614,201 and $879,880 for the three months ended March 31, 2011, and 2010, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the provisions of ASC 718 (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was $968,636 and $123,787 for the three months ended March 31, 2011 and 2010, respectively.
Stock Options
     All options issued under the Amended Plan vest ratably over five years. Granted options expire seven years from the applicable grant date. Options granted to a single person cannot exceed 200,000 in a single year. All of the stock options which have been granted under the Amended Plan were granted to employees of the Company, except for 40,000 which were granted to non-employee directors. The Company granted no options during the three months ended March 31, 2011 and 2010. The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was approximately $224,000 and $0, respectively. At March 31, 2011, 895,000 options had been granted under the Amended Plan, all of which have been either cancelled, expired or exercised. There were no antidilutive options outstanding for the three months ended March 31, 2011 and 2010, respectively.
     The following summarizes all option related transactions from December 31, 2009 through March 31, 2011 (amounts in thousands, except per share amounts):

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Weighted-Average	Weighted-Average
		Exercise Price Per	Fair Value Per
	Options Outstanding	Share	Share
December 31, 2009	7	$29.41	$2.70
Exercised	(2)	28.45	2.92

December 31, 2010	5	29.79	2.62
Exercised	(5)	29.79	2.62

March 31, 2011	—	$—	$—

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
     The following summarizes all nonvested share transactions (excluding shares granted under the LTI Programs) from December 31, 2009 through March 31, 2011 (amounts in thousands, except per share amounts):

	Nonvested Shares	Weighted-Average Price
	Outstanding	at Grant Date
December 31, 2009	81	$40.24
Granted	57	53.06
Vested	(37)	41.46
Cancelled	(10)	39.61

December 31, 2010	91	47.89
Granted	38	75.81
Vested	(30)	57.40
Cancelled	(2)	41.81

March 31, 2011	97	$56.04

     The total grant date fair value of shares vested during the three months ended March 31, 2011 and 2010 was $1,723,152 and $323,568, respectively.
Long-Term Incentive Programs
     Pursuant to the Amended Plan, on January 20, 2009, January 14, 2010 and January 14, 2011, the Compensation Committee approved the grant of 108,720, 53,656 and 73,914 performance and market based nonvested shares, respectively. All shares granted under the LTI Programs were granted to key employees of the Company. The 2009 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon diluted earnings per share (“EPS”) totals for 2009, the return on owners’ equity for the three year period beginning on January 1, 2009 and ending December 31, 2011, and the relative total shareholder return as compared to a peer group for the same three year period. For each component, the number of shares vested can double if the financial goals are exceeded and no shares will vest if the

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2009. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. The EPS component of the 2009 plan was not achieved and therefore no compensation expense was recognized relative to this component. The 2010 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon diluted EPS totals for 2010, the return on owners’ equity for the three year period beginning on January 1, 2010 and ending December 31, 2012, and the relative total shareholder return as compared to a peer group for the same three year period. For each component, the number of shares vested can double if the financial goals are exceeded and no shares will vest if the financial goals are not met. The EPS component of the 2010 plan was achieved at 190% and these shares will vest at 50% on both December 31, 2011 and December 31, 2012. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2010. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. The 2011 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for 2011, the return on owners’ equity for the three year period beginning on January 1, 2011 and ending December 31, 2013, and the relative total shareholder return as compared to a peer group for the same three year period. For each component, the number of shares vested can double if the financial goals are exceeded and no shares will vest if the financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2011. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. At March 31, 2011, total future compensation costs, assuming the current estimated levels are achieved, related to nonvested share awards granted under the 2009, 2010 and 2011 LTI Programs are estimated to be approximately $8.5 million. The Company assumed a 7.5% forfeiture rate for this grant and the remaining shares have a weighted average life of 1.8 years at March 31, 2011.
10. Income Taxes:
     The Company follows the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There were no unrecognized tax benefits at both March 31, 2011 and 2010.
     The Company was notified on June 21, 2007 that it was being examined by the Internal Revenue Service for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. The Company believes it has sufficient support for the technical merits of its positions and that it is more-likely-than-not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary for these tax positions. If the Company is unsuccessful in its appeal it can either not pay the assessment and file a petition in Tax Court or pay the assessed tax and interest and file a refund suit in US District Court. If the Company was unsuccessful after taking either of these two actions, it would be required to pay the related deferred taxes and any potential interest, possibly requiring additional financing from other sources. On April 6, 2011, the Company was notified verbally by the IRS that the audit period will be expanded to include the tax years ended December 31, 2009 and 2008.
     At March 31, 2011, the tax years subject to examination by the major taxing jurisdictions, including the Internal Revenue Service, are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2007, 2006 and 2005 tax years are extended through December 31, 2011.
     ASC 740 requires the recognition of interest, if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. No interest or penalties were accrued or reversed in the first three months of 2011 or 2010.
11. Earnings per Share:
     Basic EPS are computed by dividing net income available to common shareholders of PRA Inc by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of stock options and nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be received upon assumed exercise. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three months ended March 31, 2011 and 2010 (amounts in thousands, except per share amounts):

	For the three months ended March 31,
	2011			2010
	Net Income			Net Income
	attributable to Portfolio	Weighted Average		attributable to Portfolio	Weighted Average
	Recovery Associates, Inc.	Common Shares	EPS	Recovery Associates, Inc.	Common Shares	EPS
Basic EPS	$23,121	17,092	$1.35	$14,800	16,191	$0.91
Dilutive effect of stock options and nonvested share awards		107			12

Diluted EPS	$23,121	17,199	$1.34	$14,800	16,203	$0.91

     There were no antidilutive options outstanding for the three months ended March 31, 2011 and 2010.
12. Commitments and Contingencies:
Employment Agreements:
     The Company has employment agreements, most of which expire on December 31, 2011, with all of its executive officers and with several members of its senior management group. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Future compensation under these agreements is approximately $10.0 million. The agreements also contain confidentiality and non-compete provisions.
Leases:
     The Company is party to various operating and capital leases with respect to its facilities and equipment. For further discussion of these leases please refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2010.
Forward Flow Agreements:
     The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at March 31, 2011 is approximately $148.9 million.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Redeemable Noncontrolling Interest:
     In connection with the Company’s acquisition of 62% of the membership units of CCB on March 15, 2010, the Company acquired the right to purchase the remaining 38% of the membership units of CCB not held by the Company at a predetermined price within the next four years. Also, Class Action Holdings, Inc. (formerly known as Claims Compensation Bureau, Inc.), the holder of such remaining 38% interest in CCB, can require the Company to purchase its interest during the period beginning on March 1, 2012 and ending on February 28, 2018. While the actual amount or timing of any future payment is unknown at this time, the maximum amount of consideration to be paid for such 38% interest is $22.8 million.
Litigation:
     The Company is from time to time subject to routine legal claims and proceedings, most of which are incidental to the ordinary course of its business. The Company initiates lawsuits against customers and are occasionally countersued by them in such actions. Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against the Company in which they allege that the Company has violated a state or federal law in the process of collecting on an account. From time to time, other types of lawsuits are brought against the Company. While it is not expected that these or any other legal proceedings or claims in which the Company is involved will, either individually or in the aggregate, have a material adverse impact on the Company’s results of operations, liquidity or financial condition, it is possible that, due to unexpected future developments, an unfavorable resolution of a legal proceeding or claim could occur which may be material to the Company’s results of operations for a particular period. The matters described below fall outside of the normal parameters of the Company’s routine legal proceedings.
     The Attorney General for the State of Missouri filed a purported enforcement action against PRA in 2009 that seeks relief for Missouri customers that have allegedly been injured as a result of certain collection practices of PRA. PRA has vehemently denied any wrongdoing herein and in 2010, the complaint was dismissed with prejudice. In April 2011, the Missouri Court of Appeals Eastern District affirmed the prior dismissal. The State of Missouri has since asked the appellate court for a rehearing on the matter, or alternatively to have the matter transferred to the Missouri Supreme Court. Based on the foregoing, it is not possible at this time to estimate the possible loss, if any.
     The Company has recently been named as defendant in the following five putative class action cases, each of which alleges that the Company violated the Telephone Consumer Protection Act (“TCPA”) by calling consumers’ cellular phones without their prior express consent: Allen v. Portfolio Recovery Associates, Inc., Case No. 10-cv-2658, instituted in the United States District Court for the Southern District of California on December 23, 2010; Meyer v. Portfolio Recovery Associates, LLC, Case No. 37-2011-00083047, instituted in the Superior Court of California, San Diego County on January 3, 2011; Frydman v. Portfolio Recovery Associates, LLC, Case No. 11-cv-524, instituted in the United States District Court for the Northern District of Illinois on January 31, 2011; Bartlett v. Portfolio Recovery Associates, LLC, Case No. 11-cv-0624, instituted in the United States District Court for the Northern District of Georgia on March 1, 2011; and Harvey v. Portfolio Recovery Associates, LLC, Case No. 11-cv-00582, instituted in the United States District Court for the Middle District of Florida on April 8, 2011. Each of the complaints seeks monetary damages under the TCPA, injunctive relief and other relief, including attorney fees. Two of these actions, Allen and Frydman purport to have been brought on behalf of a national class of plaintiffs. The Company has filed a Motion to Dismiss Frydman, which is currently pending, and the complaint in Allen has not yet been served on the Company. The Company intends to vigorously defend against the allegations in each of these cases. It is not possible at this time to estimate the possible loss, if any.
13. Fair Value Measurements and Disclosures:
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

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$35,443	$35,443	$41,094	$41,094
Finance receivables, net	866,992	1,183,779	831,330	1,126,340

Financial liabilities:
Line of credit	$290,000	$290,000	$300,000	$300,000
Long-tern debt	2,098	2,098	2,396	2,396

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     As of March 31, 2011, and December 31, 2010, the Company did not account for any financial assets or financial liabilities at fair value.
14. Recent Accounting Pronouncements:
     In December 2010, the FASB issued ASU 2010-28, “Intangibles-Goodwill and Other” (Topic 350): “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A)”. ASU 2010-28 modifies Step 1 of the goodwill impairment test under ASC Topic 350 for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, including the examples provided in ASC paragraph 350-20-35-30, in determining whether an interim goodwill impairment test between annual test dates is necessary. ASU 2010-28 allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted ASU 2010-28 on January 1, 2011 which had no material effect on its consolidated financial statements.

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
     This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:
•	deterioration in the economic or inflationary environment in the United States, including the interest rate environment, that may have an adverse effect on our collections, results of operations, revenue and stock price or on the stability of the financial system as a whole;

•	our ability to purchase defaulted consumer receivables at appropriate prices and to replace our defaulted consumer receivables with additional receivables portfolios;

•	our ability to obtain account documents relating to accounts that we acquire and the possibility that account documents that we obtain could contain errors;

•	our ability to successfully acquire receivables of new asset types or implement a new pricing structure;

•	changes in the business practices of credit originators in terms of selling defaulted consumer receivables;

•	changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables;

•	changes in or interpretation of tax laws or adverse results of tax audits;

•	changes in bankruptcy or collection laws that could negatively affect our business, including by causing an increase in certain types of bankruptcy filings involving liquidations, which may cause our collections to decrease;

•	our ability to employ and retain qualified employees, especially collection personnel, and our senior management team;

•	our work force could become unionized in the future, which could adversely affect the stability of our production and increase our costs;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital;

•	the degree and nature of our competition;

•	our ability to retain existing clients and obtain new clients for our fee-for-service businesses;

•	our ability to obtain necessary account documents from sellers of defaulted consumer receivables, which could negatively impact our collections;

•	our ability to comply with regulations of the collection industry;

•	our ability to successfully operate and/or integrate new business acquisitions;

•	our ability to maintain, renegotiate or replace our credit facility;

•	our ability to satisfy the restrictive covenants in our debt agreements;

•	the imposition of additional taxes on us;

•	the possibility that we could incur significant valuation allowance charges;

•	our ability to manage growth successfully;

•	the possibility that we could incur business or technology disruptions, or not adapt to technological advances;

•	the possibility that we or our industry could experience negative publicity or reputational attacks;

•	the sufficiency of our funds generated from operations, existing cash and available borrowings to finance our current operations; and

•	the risk factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).
     You should assume that the information appearing in this quarterly report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.
     For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the discussion of “Business” and “Risk Factors” described in our 2010 Annual Report on Form 10-K, filed on February 25, 2011.
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
Overview
     Portfolio Recovery Associates is a specialized financial and business services company. We are a leading company in the business of purchasing and collecting defaulted consumer receivables. Those finance receivables fall into two general categories: bankruptcy portfolios and charged-off “core” portfolios. Revenue for this part of our business consists of cash collections received less amounts applied to principal on the Company’s owned finance receivables.
     Through our subsidiaries, we provide a broad range of fee-based business services. Those services include collateral location services to credit originators through our PRA Location Services subsidiary; revenue administration, discovery, and compliance services to governmental entities through our Government Services subsidiaries; and class action claims recovery services through our CCB subsidiary.

     Portfolio Recovery Associates is headquartered in Norfolk, Virginia, and employs approximately 2,500 team members. The shares of Portfolio Recovery Associates are traded on the NASDAQ Global Select Market under the symbol “PRAA.”
Earnings Summary
     During the first quarter of 2011, net income attributable to Portfolio Recovery Associates, Inc. was $23.1 million, or $1.34 per diluted share, compared with $14.8 million, or $0.91 per diluted share, in the first quarter of 2010. Total revenue was $111.8 million in the first quarter of 2011, up 34.1% from the same quarter one year earlier. Revenue in the recently completed quarter consisted of $96.0 million in income recognized on finance receivables, net of allowance charges, and $15.8 million in fee income. Income recognized on finance receivables, net of allowance charges, increased $28.0 million, or 41.2%, over the same period in 2010, primarily as a result of a significant increase in cash collections. Cash collections were $166.7 million in the first quarter of 2011, up 39.9% over $119.2 million in the first quarter of 2010. During the quarter, the Company recorded $4.0 million in net allowance charges, compared with $6.9 million in the comparable quarter of 2010. The Company’s performance has been positively impacted by operational efficiencies surrounding the cash collections process, including the continued refinement of automated dialer technology and account scoring analytics. Additionally, the Company has continued to develop its internal legal collection staff resources, which enables us to place accounts into that channel that otherwise would have been prohibitively expensive for legal action.
     Fee income increased from $15.4 million in the first quarter of 2010 to $15.8 million in the first quarter of 2011 as a result of additional fee income generated by CCB, in which we acquired a majority interest on March 15, 2010. CCB provides class action claim processing services to businesses. Excluding the fee income attributable to CCB, fee income in the first quarter of 2011 declined over the first quarter of 2010, due primarily to the adverse impact of the economic slowdown on general business growth and governmental tax revenues.
     Operating expenses were $69.1 million in the first quarter of 2011, up 21% over the first quarter of 2010, due primarily to increased compensation expense and legal and agency fees and costs. Compensation expense increased primarily as a result of larger staff sizes. Legal and agency fees and costs increased from $13.3 million in the first quarter of 2010 to $17.7 million in the first quarter of 2011. This increase was the result of several factors, including growth in the size of our owned debt portfolios, expansion of our internal legal collection resources, and refinement of our internal scoring methodology that expanded our account selections for legal action.
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

     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months
	Ended March 31,
	2011	2010
Revenues:
Income recognized on finance receivables, net	85.9%	81.5%
Fee income	14.1%	18.5%

Total revenues	100.0%	100.0%
Operating expenses:
Compensation and employee services	30.6%	35.6%
Legal and agency fees and costs	15.9%	16.0%
Outside fees and services	3.1%	3.4%
Communications	5.6%	6.1%
Rent and occupancy	1.3%	1.5%
Depreciation and amortization	2.9%	2.7%
Other operating expenses	2.6%	3.1%

Total operating expenses	62.0%	68.4%

Income from operations	38.0%	31.6%
Other income and (expense):
Interest income	0.0%	0.0%
Interest expense	(2.6%)	(2.6%)

Income before income taxes	35.4%	29.0%
Provision for income taxes	14.4%	11.4%

Net income	21.0%	17.6%

Less net income attributable to redeemable noncontrolling interest	(0.5%)	0.0%

Net income attributable to Portfolio Recovery Associates, Inc.	20.5%	17.6%

     We use the following terminology throughout our reports:
•	“Amortization” refers to cash collections applied to principal on finance receivables.

•	“Amortization Rate” refers to cash collections applied to principal on finance receivables as a percentage of total cash collections.

•	“Buybacks” refers to purchase price refunded by the seller due to the return of non-compliant accounts.

•	“Cash Collections” refers to collections on our owned portfolios only, exclusive of fee income.

•	“Core” accounts or portfolios refer to accounts or portfolios that are defaulted consumer receivables and are not in a bankrupt status upon purchase. These accounts are aggregated separately from purchased bankruptcy accounts.

•	“Income Recognized on Finance Receivables, Net” refers to income derived from our owned debt portfolios and is shown net of valuation allowance charges.

•	“Fee Income” refers to revenues generated from our fee-for-service subsidiaries.

•	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy when we purchase them and as such are purchased as a pool of bankrupt accounts.
Three Months Ended March 31, 2011 Compared To Three Months Ended March 31, 2010
Revenues
     Total revenues were $111.8 million for the three months ended March 31, 2011, an increase of $28.4 million, or 34.1%, compared to total revenues of $83.4 million for the three months ended March 31, 2010.

Income Recognized on Finance Receivables, net
     Income recognized on finance receivables, net was $96.0 million for the three months ended March 31, 2011, an increase of $28.0 million, or 41.2%, compared to income recognized on finance receivables, net of $68.0 million for the three months ended March 31, 2010. The increase was primarily due to an increase in our cash collections on our finance receivables to $166.7 million for the three months ended March 31, 2011, from $119.2 million for the three months ended March 31, 2010, an increase of $47.5 million or 39.8%. During the three months ended March 31, 2011, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $1.49 billion at a cost of $107.9 million. During the three months ended March 31, 2010, we acquired defaulted consumer receivable portfolios with an aggregate face value of $1.89 billion at a cost of $102.6 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period’s buying.
     Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended March 31, 2011, we recorded net allowance charges of $4.0 million, of which $1.8 million related to non-bankruptcy portfolios acquired from 2005 through 2008. The remaining $2.2 million mainly related to bankruptcy portfolios acquired in 2007 and 2008. For the three months ended March 31, 2010, we recorded net allowance charges of $6.9 million, the majority of which related to non-bankruptcy portfolios acquired from 2005 through 2007. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff.
Fee Income
     Fee income was $15.8 million for the three months ended March 31, 2011, an increase of $0.4 million, or 2.6%, compared to fee income of $15.4 million for the three months ended March 31, 2010. Fee income increased primarily due to the additional fee income generated by CCB, in which we acquired a majority interest on March 15, 2010, offset by a decrease in revenue generated by our government services businesses and our PRA Location Services business as compared to the prior year period. Excluding the fee income attributable to CCB, fee income declined over the first quarter of 2010, due primarily to the adverse impact of the economic slowdown on general business growth and governmental tax revenues.
Operating Expenses
     Total operating expenses were $69.1 million for the three months ended March 31, 2011, an increase of $12.2 million or 21.4% compared to total operating expenses of $56.9 million for the three months ended March 31, 2010. Total operating expenses, including compensation and employee services expenses, were 37.8% of cash receipts for the three months ended March 31, 2011 compared to 42.3% for the same period in 2010.

Compensation and Employee Services
     Compensation and employee services expenses were $34.2 million for the three months ended March 31, 2011, an increase of $4.6 million, or 15.5%, compared to compensation and employee services expenses of $29.6 million for the three months ended March 31, 2010. This increase is mainly due to an overall increase in our collection staff as well as the hiring of non-collection personnel. Compensation and employee services expenses increased as total employees grew 6.6% to 2,482 as of March 31, 2011, from 2,329 as of March 31, 2010. Compensation and employee services expenses as a percentage of cash receipts decreased to 18.7% for the three months ended March 31, 2011, from 22.0% of cash receipts for the same period in 2010.
Legal and Agency Fees and Costs
     Legal and agency fees and costs were $17.7 million for the three months ended March 31, 2011, an increase of $4.4 million, or 33.1%, compared to legal and agency fees and costs of $13.3 million for the three months ended March 31, 2010. Of the $4.4 million increase, $5.4 million was attributable to an increase in legal fees and costs resulting from accounts referred to both our in-house attorneys and outside independent contingent fee attorneys. This increase was largely due to the refinement of our internal scoring methodology that expanded our account selections for legal action. Growth in the size of our owned debt portfolios and expansion of our internal legal collection resources were also contributing factors. The increase in legal fees and costs was partially offset by a $1.0 million decline in agency fees due primarily to reduced business activity associated with PRA Location Services. Total legal fees paid to independent contingent fee attorneys for the three months ended March 31, 2011 were 22.7% of external legal cash collections, compared to 22.3% for the three months ended March 31, 2010. These legal fees represent the contingent fees for the cash collections generated by our independent third party attorney network. Total legal costs paid to bring suit on our legal accounts totaled $9.3 million for the three months ended March 31, 2011 and $5.6 million for the three months ended March 31, 2010. These legal costs represent 22.8% and 19.5% of our total legal collections for the three month periods ended March 31, 2011 and 2010, respectively.
Outside Fees and Services
     Outside fees and services expenses were $3.4 million for the three months ended March 31, 2011, an increase of $0.6 million or 21.4% compared to outside fees and services expenses of $2.8 million for the three months ended March 31, 2010. The $0.6 million increase was attributable to an increase in corporate legal expense and other outside fees and services.
Communications
     Communications expenses were $6.3 million for the three months ended March 31, 2011, an increase of $1.2 million, or 23.5%, compared to communications expenses of $5.1 million for the three months ended March 31, 2010. The increase was mainly due to a growth in mailings resulting from an increase in special letter campaigns. The remaining increase was attributable to higher telephone expenses driven by a greater number of finance receivables to work, as well as a significant expansion of our dialer capacity and a resulting increase in the number of calls generated by the dialer. Mailings were responsible for 83.3% or $1.0 million of this increase, while the remaining 16.7% or $0.2 million was attributable to increased call volumes.
Rent and Occupancy
     Rent and occupancy expenses were $1.4 million for the three months ended March 31, 2011, an increase of $0.1 million, or 7.7%, compared to rent and occupancy expenses of $1.3 million for the three months ended March 31, 2010. The increase was due to the expansion of our Hampton, Virginia call center, the additional space resulting from our acquisition of a 62% controlling interest in CCB on March 15, 2010, and other renewals and expansions, as well as increased utility charges.
Depreciation and Amortization
     Depreciation and amortization expenses were $3.2 million for the three months ended March 31, 2011, an increase of $0.6 million or 23.1% compared to depreciation and amortization expenses of $2.6 million for the three months ended March 31, 2010. The increase is mainly due to additional expenses incurred related to the depreciation and amortization of the tangible and intangible assets acquired in the acquisition of a 62% controlling interest in CCB on March 15, 2010. Additional increases are the result of continued capital expenditures on equipment, software and computers related to our growth and systems upgrades.
Other Operating Expenses
     Other operating expenses were $2.9 million for the three months ended March 31, 2011, an increase of $0.6 million or 26.1% compared to other operating expenses of $2.3 million for the three months ended March 31, 2010. The increase was mainly due to increases in various expenses related to general growth of the company. No individual item represents a significant portion of the overall increase.
Interest Income
     Interest income was $0 for the three months ended March 31, 2011, compared to $36,000 of interest income for the three months ended March 31, 2010. The decrease is the result of the interest earned on the refund received on the overpayment of federal income tax during the three months ended March 31, 2010.
Interest Expense
     Interest expense was $2.9 million for the three months ended March 31, 2011, an increase of $0.7 million compared to interest expense of $2.2 million for the three months ended March 31, 2010. The increase was mainly due to an increase in our weighted average interest rate, which increased to 3.64% for the three months ended March 31, 2011, as compared to 2.35% for the three months ended March 31, 2010, partially offset by a decrease in our average borrowings under our revolving credit facility for the three months ended March 31, 2011 compared to the same period in 2010.
Provision for Income Taxes
     Income tax expense was $16.1 million for the three months ended March 31, 2011, an increase of $6.6 million, or 69.5%, compared to income tax expense of $9.5 million for the three months ended March 31, 2010. The increase is mainly due to an increase of 64.0% in income before taxes for the three months ended March 31, 2011, as compared to the same period in 2010, as well as an increase in the effective tax rate to 40.5% for the three months ended March 31, 2011, compared to an effective tax rate of 39.1% for the same period in 2010. The increase in the effective tax rate is primarily attributable to an increase in the state effective rate due to a change in the mix of income apportionment between various states.

     Below are certain key financial data and ratios for the periods indicated:
FINANCIAL HIGHLIGHTS

	Three Months Ended
	March 31,		%
(dollars in thousands)	2011	2010	Change
EARNINGS
Income recognized on finance receivables, net	$95,974	$67,951	41%
Fee income	15,803	15,427	2%
Total revenues	111,777	83,378	34%
Operating expenses	69,072	56,943	21%
Income from operations	42,705	26,435	62%
Net interest expense	2,867	2,144	34%
Net income	23,709	14,805	60%
Net income attributable to Portfolio Recovery Associates, Inc.	23,121	14,800	56%

PERIOD-END BALANCES
Cash and cash equivalents	$35,443	$23,006	54%
Finance receivables, net	866,992	742,484	17%
Goodwill and intangible assets, net	78,893	79,071	0%
Total assets	1,020,099	882,450	16%
Line of credit	290,000	296,300	-2%
Total liabilities	489,136	444,318	10%
Total equity	515,710	422,804	22%

FINANCE RECEIVABLE COLLECTIONS
Cash collections	$166,717	$119,196	40%
Principal amortization without allowance charges	66,703	44,374	50%
Principal amortization with allowance charges	70,743	51,245	38%
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	42.4%	43.0%	-1%
Excluding fully amortized pools	45.3%	47.1%	-4%
Estimated remaining collections — core	$1,040,140	$912,423	14%
Estimated remaining collections — bankruptcy	753,130	623,706	21%
Estimated remaining collections — total	1,793,270	1,536,129	17%

ALLOWANCE FOR FINANCE RECEIVABLES
Balance at period-end	$80,447	$58,125	38%
Balance at period-end to net finance receivables	9.28%	7.83%	19%
Allowance charge	$4,040	$6,870	-41%
Allowance charge to net finance receivable income	4.21%	10.11%	-58%
Allowance charge to cash collections	2.42%	5.76%	-58%

PURCHASES OF FINANCE RECEIVABLES
Purchase price — core	$61,294	$31,038	97%
Face value — core	1,008,758	593,139	70%
Purchase price — bankruptcy	46,607	71,582	-35%
Face value — bankruptcy	482,941	1,298,108	-63%
Purchase price — total	107,901	102,620	5%
Face value — total	1,491,699	1,891,247	-21%
Number of portfolios — total	79	84	-6%

PER SHARE DATA
Net income per common share — diluted	$1.34	$0.91	47%
Weighted average number of shares outstanding — diluted	17,199	16,203	6%
Closing market price	$85.13	$54.87	55%

RATIOS AND OTHER DATA
Return on average equity (1)	18.25%	15.05%	21%
Return on revenue (2)	21.21%	17.76%	19%
Operating margin (3)	38.21%	31.71%	21%
Operating expense to cash receipts (4)	37.84%	42.30%	-11%
Debt to equity (5)	56.64%	70.40%	-20%
Cash collections per collector hour paid:
Total	$241	$182	33%
Excluding bankruptcy collections	$162	$135	20%
Excluding bankruptcy and external legal collections	$125	$106	18%
Number of collectors	1,486	1,379	8%
Number of employees	2,482	2,329	7%
Cash receipts (4)	$182,520	$134,623	36%
Line of credit — unused portion at period end	117,500	68,700	71%

Notes:

(1)	Calculated as annualized net income divided by average equity for the period

(2)	Calculated as net income divided by total revenues

(3)	Calculated as income from operations divided by total revenues

(4)	“Cash receipts” is defined as cash collections plus fee income

(5)	For purposes of this ratio, “debt” equals the line of credit balance plus long-term debt
(more)

FINANCIAL HIGHLIGHTS

	For the Quarter Ended
	March 31	December 31	September 30	June 30	March 31
(dollars in thousands)	2011	2010	2010	2010	2010
EARNINGS
Income recognized on finance receivables, net	$95,974	$84,783	$80,026	$76,920	$67,951
Fee income	15,803	15,972	15,518	16,109	15,427
Total revenues	111,777	100,755	95,544	93,029	83,378
Operating expenses	69,072	64,480	62,721	58,700	56,943
Income from operations	42,705	36,275	32,823	34,329	26,435
Net interest expense	2,867	2,488	2,178	2,177	2,144
Net income	23,709	20,631	18,757	19,678	14,805
Net income attributable to Portfolio Recovery Associates, Inc.	23,121	20,645	18,481	19,528	14,800

PERIOD-END BALANCES
Cash and cash equivalents	$35,443	$41,094	$20,297	$18,250	$23,006
Finance receivables, net	866,992	831,330	807,239	775,606	742,484
Goodwill and intangible assets, net	78,893	80,144	81,610	83,090	79,071
Total assets	1,020,099	995,908	947,737	915,021	882,450
Line of credit	290,000	300,000	288,500	289,500	296,300
Total liabilities	489,136	490,943	464,781	451,214	444,318
Total equity	515,710	490,516	468,425	448,727	422,804

FINANCE RECEIVABLE COLLECTIONS
Cash collections	$166,717	$144,363	$137,377	$128,406	$119,196
Principal amortization without allowance	66,703	54,139	50,830	45,166	44,374
Principal amortization with allowance	70,743	59,580	57,351	51,486	51,245
Principal amortization w/ allowance as % of cash collections:
Including fully amortized pools	42.4%	41.3%	41.7%	40.1%	43.0%
Excluding fully amortized pools	45.3%	44.3%	44.7%	43.5%	47.1%
Estimated remaining collections — core	$1,040,140	$974,108	$934,942	$929,144	$912,423
Estimated remaining collections — bankruptcy	753,130	749,410	734,632	682,365	623,706
Estimated remaining collections — total	1,793,270	1,723,518	1,669,574	1,611,509	1,536,129

ALLOWANCE FOR FINANCE RECEIVABLES
Balance at period-end	$80,447	$76,407	$70,965	$64,445	$58,125
Balance at period-end to net finance receivables	9.28%	9.19%	8.79%	8.31%	7.83%
Allowance charge	$4,040	$5,442	$6,520	$6,320	$6,870
Allowance charge to net finance receivable income	4.21%	6.42%	8.15%	8.22%	10.11%
Allowance charge to cash collections	2.42%	3.77%	4.75%	4.92%	5.76%

PURCHASES OF FINANCE RECEIVABLES
Purchase price — core	$61,294	$44,852	$31,831	$42,277	$31,038
Face value — core	1,008,758	1,357,301	588,551	885,321	593,139
Purchase price — bankruptcy	46,607	40,671	60,687	44,505	71,582
Face value — bankruptcy	482,941	511,588	788,967	781,976	1,298,108
Purchase price — total	107,901	85,523	92,518	86,782	102,620
Face value — total	1,491,699	1,868,889	1,377,518	1,667,297	1,891,247
Number of portfolios — total	79	75	68	78	84

PER SHARE DATA
Net income per common share — diluted	$1.34	$1.20	$1.08	$1.14	$0.91
Weighted average number of shares outstanding — diluted	17,199	17,165	17,093	17,080	16,203
Closing market price	$85.13	$75.20	$64.66	$66.78	$54.87

RATIOS AND OTHER DATA
Return on average equity (1)	18.25%	17.09%	16.04%	17.86%	15.05%
Return on revenue (2)	21.21%	20.48%	19.63%	21.15%	17.76%
Operating margin (3)	38.21%	36.00%	34.35%	36.90%	31.71%
Operating expense to cash receipts (4)	37.84%	40.22%	41.02%	40.62%	42.30%
Debt to equity (5)	56.64%	61.65%	61.80%	64.78%	70.40%
Cash collections per hour paid:
Total	$241	$204	$200	$188	$182
Excluding bankruptcy collections	$162	$129	$127	$127	$135
Excluding bankruptcy and external legal collections	$125	$98	$97	$100	$106
Number of collectors	1,486	1,472	1,422	1,384	1,379
Number of employees	2,482	2,473	2,421	2,377	2,329
Cash receipts (4)	$182,520	$160,335	$152,895	$144,515	$134,623
Line of credit — unused portion at period end	117,500	107,500	76,500	75,500	68,700

Notes:

(1)	Calculated as annualized net income divided by average equity for the period

(2)	Calculated as net income divided by total revenues

(3)	Calculated as income from operations divided by total revenues

(4)	“Cash receipts” is defined as cash collections plus fee income

(5)	For purposes of this ratio, “debt” equals the line of credit balance plus long-term debt
(more)

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
     The purchase price multiples from 2005 through the first quarter of 2011 described in the table below are lower than historical multiples in previous years. This trend is primarily, but not entirely related to pricing competition. When competition increases, and/or supply decreases so that pricing becomes negatively impacted on a relative basis (total lifetime collections in relation to purchase price), yields tend to trend lower.
     Additionally, however, the way we initially book newly acquired pools of accounts and how we forecast future estimated collections for any given portfolio of accounts has evolved over the years due to a number of factors including the current economic situation. Since our revenue recognition under ASC 310-30 is driven by both the ultimate magnitude of estimated lifetime collections as well as the timing of those collections, we have progressed towards booking new portfolio purchases using a higher confidence level for both estimated collection amounts and pace. Subsequent to the initial booking, as we gain collection experience and comfort with a pool of accounts, we continuously update ERC. Since our inception, these processes have tended to cause the ratio of collections, including ERC, to purchase price for any given year of buying to gradually increase over time. As a result, our estimate of lifetime collections to purchase price has shown relatively steady increases as pools have aged. Thus, all factors being equal in terms of pricing, one would naturally tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from purchase than say a pool that was just two years from purchase.
     To the extent that lower purchase price multiples are the ultimate result of more competitive pricing and lower yields, this will generally lead to higher amortization rates (payments applied to principal as a percentage of cash collections), lower operating margins and ultimately lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to increase. It is important to consider, however, that to the extent we can improve our collection operations by collecting additional cash from a discreet quantity and quality of accounts, and/or by collecting cash at a lower cost structure, we can positively impact the collection to purchase price ratio and operating margins. During 2008 and continuing into 2011, we made significant enhancements in our analytical abilities, management personnel and automated dialing capabilities, all with the intent to collect more cash at lower cost.
Entire Portfolio ($ in thousands)

					Percentage of	Percentage of Reserve	Actual Cash
				Life to Date	Reserve	Charges to Net Finance	Collections	Estimated	Total Estimated
Purchase	Purchase	Total Estimated	Net Finance	Reserve	Charges to	Receivable Balance and	Including Cash	Remaining	Collections to
Period	Price(1)	Collections(2)	Receivable Balance(3)	Charges(4)	Purchase Price(5)	Reserve Charges(6)	Sales	Collections(7)	Purchase Price(8)

1996	$3,080	$10,139	$0	$0	0%	0%	$10,056	$83	329%
1997	$7,685	$25,395	$0	$0	0%	0%	$25,176	$219	330%
1998	$11,089	$37,039	$0	$0	0%	0%	$36,719	$320	334%
1999	$18,898	$68,459	$0	$0	0%	0%	$67,408	$1,051	362%
2000	$25,020	$114,253	$0	$0	0%	0%	$111,518	$2,735	457%
2001	$33,481	$171,854	$0	$0	0%	0%	$167,820	$4,034	513%
2002	$42,325	$191,508	$0	$0	0%	0%	$186,151	$5,357	452%
2003	$61,448	$254,708	$0	$0	0%	0%	$245,989	$8,719	415%
2004	$59,177	$189,433	$0	$1,200	2%	100%	$181,113	$8,320	320%
2005	$143,171	$310,185	$17,951	$17,272	12%	49%	$275,712	$34,473	217%
2006	$107,710	$217,899	$23,750	$19,315	18%	45%	$174,373	$43,526	202%
2007	$258,393	$506,495	$88,892	$18,715	7%	17%	$354,838	$151,657	196%
2008	$275,143	$534,146	$140,404	$23,945	9%	15%	$294,161	$239,985	194%
2009	$281,571	$726,328	$182,260	$0	0%	0%	$282,049	$444,279	258%
2010	$360,199	$776,111	$306,217	$0	0%	0%	$138,768	$637,343	215%
YTD 2011	$108,070	$214,642	$107,518	$0	0%	0%	$3,473	$211,169	199%

Total	$1,796,460	$4,348,594	$866,992	$80,447	4%	8%	$2,555,324	$1,793,270	242%

Purchased Bankruptcy Portfolio ($ in thousands)

					Percentage of	Percentage of Reserve	Actual Cash
				Life to Date	Reserve	Charges to Net Finance	Collections	Estimated	Total Estimated
Purchase	Purchase	Total Estimated	Net Finance	Reserve	Charges to	Receivable Balance and	Including Cash	Remaining	Collections to
Period	Price(1)	Collections(2)	Receivable Balance(3)	Charges (4)	Purchase Price(5)	Reserve Charges(6)	Sales	Collections(7)	Purchase Price(8)

1996-2003	$0	$0	$0	$0	0%	0%	$0	$0	0%
2004	$7,468	$14,254	$0	$1,200	16%	100%	$14,195	$59	191%
2005	$29,301	$43,176	$152	$807	3%	84%	$42,958	$218	147%
2006	$17,648	$30,998	$209	$1,300	7%	86%	$29,460	$1,538	176%
2007	$78,552	$110,615	$22,144	$4,010	5%	15%	$83,798	$26,817	141%
2008	$108,613	$182,494	$61,507	$1,300	1%	2%	$96,737	$85,757	168%
2009	$156,062	$361,033	$117,641	$0	0%	0%	$121,515	$239,518	231%
2010	$210,488	$387,349	$190,642	$0	0%	0%	$60,446	$326,903	184%
YTD 2011	$46,606	$72,505	$46,606	$0	0%	0%	$185	$72,320	156%

Total	$654,738	$1,202,424	$438,901	$8,617	1%	2%	$449,294	$753,130	184%

Core Portfolio ($ in thousands)

					Percentage of	Percentage of Reserve	Actual Cash
				Life to Date	Reserve	Charges to Net Finance	Collections	Estimated	Total Estimated
Purchase	Purchase	Total Estimated	Net Finance	Reserve	Charges to	Receivable Balance and	Including Cash	Remaining	Collections to
Period	Price(1)	Collections(2)	Receivable Balance (3)	Charges(4)	Purchase Price(5)	Reserve Charges (6)	Sales	Collections(7)	Purchase Price(8)

1996	$3,080	$10,139	$0	$0	0%	0%	$10,056	$83	329%
1997	$7,685	$25,395	$0	$0	0%	0%	$25,176	$219	330%
1998	$11,089	$37,039	$0	$0	0%	0%	$36,719	$320	334%
1999	$18,898	$68,459	$0	$0	0%	0%	$67,408	$1,051	362%
2000	$25,020	$114,253	$0	$0	0%	0%	$111,518	$2,735	457%
2001	$33,481	$171,854	$0	$0	0%	0%	$167,820	$4,034	513%
2002	$42,325	$191,508	$0	$0	0%	0%	$186,151	$5,357	452%
2003	$61,448	$254,708	$0	$0	0%	0%	$245,989	$8,719	415%
2004	$51,709	$175,179	$0	$0	0%	0%	$166,918	$8,261	339%
2005	$113,870	$267,009	$17,799	$16,465	14%	48%	$232,754	$34,255	234%
2006	$90,062	$186,901	$23,541	$18,015	20%	43%	$144,913	$41,988	208%
2007	$179,841	$395,880	$66,748	$14,705	8%	18%	$271,040	$124,840	220%
2008	$166,530	$351,652	$78,897	$22,645	14%	22%	$197,424	$154,228	211%
2009	$125,509	$365,295	$64,619	$0	0%	0%	$160,534	$204,761	291%
2010	$149,711	$388,762	$115,575	$0	0%	0%	$78,322	$310,440	260%
YTD 2011	$61,464	$142,137	$60,912	$0	0%	0%	$3,288	$138,849	231%

Total	$1,141,722	$3,146,170	$428,091	$71,830	6%	14%	$2,106,030	$1,040,140	276%

(1)	Purchase price refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less buybacks.

(2)	Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.

(3)	Net finance receivable balance refers to the purchase price less amortization over the life of the portfolio.

(4)	Life to date reserve charges refers to the total amount of reserve charges incurred on our owned portfolios net of any reversals.

(5)	Percentage of reserve charges to purchase price refers to the total amount of reserve charges incurred on our owned portfolios net of any reversals, divided by the purchase price.

(6)	Percentage of reserve charges to net finance receivable balance and reserve charges refers to the total amount of reserve charges incurred on our owned portfolios net of any reversals, divided by the sum of the net finance receivable balance and the life to date reserve charges.

(7)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios.

(8)	Total estimated collections to purchase price refers to the total estimated collections divided by the purchase price.

     The following tables shows our net valuation allowances recorded against our investment in finance receivables.

($ in thousands)									Net Allowance
Entire Portfolio				Purchase Period					Charge as % of
Allowance Period(1)	1996-2003	2004	2005	2006	2007	2008	2009-2011	Total	NFR(2)

Q1 05	$—	$—	$—	$—	$—	$—	$—	$—	0.0%
Q2 05	—	—	—	—	—	—	—	—	0.0%
Q3 05	—	—	—	—	—	—	—	—	0.0%
Q4 05	200	—	—	—	—	—	—	200	0.1%
Q1 06	—	—	175	—	—	—	—	175	0.1%
Q2 06	75	—	125	—	—	—	—	200	0.1%
Q3 06	200	—	75	—	—	—	—	275	0.1%
Q4 06	—	—	450	—	—	—	—	450	0.2%
Q1 07	(245)	—	610	—	—	—	—	365	0.1%
Q2 07	90	—	—	—	—	—	—	90	0.0%
Q3 07	200	320	660	—	—	—	—	1,180	0.4%
Q4 07	190	150	615	340	—	—	—	1,295	0.3%
Q1 08	120	650	910	1,105	—	—	—	2,785	0.6%
Q2 08	260	720	—	2,330	650	—	—	3,960	0.8%
Q3 08	(90)	60	325	1,135	2,350	—	—	3,780	0.7%
Q4 08	(400)	(140)	1,805	2,600	4,380	620	—	8,865	1.6%
Q1 09	(225)	35	1,150	910	2,300	2,050	—	6,220	1.1%
Q2 09	(230)	(220)	495	765	685	2,425	—	3,920	0.6%
Q3 09	(25)	(190)	1,170	1,965	340	4,750	—	8,010	1.2%
Q4 09	(120)	—	1,375	1,220	110	6,900	—	9,485	1.4%
Q1 10	—	—	2,795	1,175	2,900	—	—	6,870	0.9%
Q2 10	—	(80)	1,600	2,100	700	2,000	—	6,320	0.8%
Q3 10	—	(80)	1,650	2,050	2,750	150	—	6,520	0.8%
Q4 10	—	(10)	832	1,720	1,150	1,750	—	5,442	0.7%
Q1 11	—	(15)	455	(100)	400	3,300	—	4,040	0.5%

Total	$—	$1,200	$17,272	$19,315	$18,715	$23,945	$—	$80,447

Portfolio Purchases, net	$203,026	$59,177	$143,171	$107,710	$258,393	$275,143	$749,840	$1,796,460

($ in thousands)									Net Allowance
Purchased Bankruptcy Portfolio				Purchase Period					Charge as % of
Allowance Period(1)	1996-2003	2004	2005	2006	2007	2008	2009-2011	Total	NFR(2)

Q1 05	$—	$—	$—	$—	$—	$—	$—	$—	0.0%
Q2 05	—	—	—	—	—	—	—	—	0.0%
Q3 05	—	—	—	—	—	—	—	—	0.0%
Q4 05	—	—	—	—	—	—	—	—	0.0%
Q1 06	—	—	—	—	—	—	—	—	0.0%
Q2 06	—	—	—	—	—	—	—	—	0.0%
Q3 06	—	—	—	—	—	—	—	—	0.0%
Q4 06	—	—	—	—	—	—	—	—	0.0%
Q1 07	—	—	—	—	—	—	—	—	0.0%
Q2 07	—	—	—	—	—	—	—	—	0.0%
Q3 07	—	320	160	—	—	—	—	480	1.3%
Q4 07	—	150	—	150	—	—	—	300	0.3%
Q1 08	—	530	60	405	—	—	—	995	0.8%
Q2 08	—	15	—	450	—	—	—	465	0.3%
Q3 08	—	115	—	30	—	—	—	145	0.1%
Q4 08	—	110	315	325	—	—	—	750	0.4%
Q1 09	—	10	100	50	—	—	—	160	0.1%
Q2 09	—	15	(5)	—	—	—	—	10	0.0%
Q3 09	—	20	70	—	—	—	—	90	0.0%
Q4 09	—	—	100	70	110	—	—	280	0.1%
Q1 10	—	—	95	50	1,200	—	—	1,345	0.4%
Q2 10	—	(30)	25	—	—	—	—	(5)	0.0%
Q3 10	—	(30)	—	(100)	600	—	—	470	0.1%
Q4 10	—	(10)	(18)	(30)	950	—	—	892	0.2%
Q1 11	—	(15)	(95)	(100)	1,150	1,300	—	2,240	0.5%

Total	$—	$1,200	$807	$1,300	$4,010	$1,300	$—	$8,617

Portfolio Purchases, net	$—	$7,468	$29,301	$17,648	$78,552	$108,613	$413,156	$654,738

($ in thousands)									Net Allowance
Core Portfolio				Purchase Period					Charge as % of
Allowance Period (1)	1996-2003	2004	2005	2006	2007	2008	2009-2011	Total	NFR(2)
Q1 05	$—	$—	$—	$—	$—	$—	$—	$—	0.0%
Q2 05	—	—	—	—	—	—	—	—	0.0%
Q3 05	—	—	—	—	—	—	—	—	0.0%
Q4 05	200	—	—	—	—	—	—	200	0.1%
Q1 06	—	—	175	—	—	—	—	175	0.1%
Q2 06	75	—	125	—	—	—	—	200	0.1%
Q3 06	200	—	75	—	—	—	—	275	0.2%
Q4 06	—	—	450	—	—	—	—	450	0.2%
Q1 07	(245)	—	610	—	—	—	—	365	0.2%
Q2 07	90	—	—	—	—	—	—	90	0.0%
Q3 07	200	—	500	—	—	—	—	700	0.2%
Q4 07	190	—	615	190	—	—	—	995	0.3%
Q1 08	120	120	850	700	—	—	—	1,790	0.5%
Q2 08	260	705	—	1,880	650	—	—	3,495	0.9%
Q3 08	(90)	(55)	325	1,105	2,350	—	—	3,635	1.0%
Q4 08	(400)	(250)	1,490	2,275	4,380	620	—	8,115	2.1%
Q1 09	(225)	25	1,050	860	2,300	2,050	—	6,060	1.6%
Q2 09	(230)	(235)	500	765	685	2,425	—	3,910	1.0%
Q3 09	(25)	(210)	1,100	1,965	340	4,750	—	7,920	2.0%
Q4 09	(120)	—	1,275	1,150	—	6,900	—	9,205	2.3%
Q1 10	—	—	2,700	1,125	1,700	—	—	5,525	1.4%
Q2 10	—	(50)	1,575	2,100	700	2,000	—	6,325	1.6%
Q3 10	—	(50)	1,650	2,150	2,150	150	—	6,050	1.5%
Q4 10	—	—	850	1,750	200	1,750	—	4,550	1.1%
Q1 11	—	—	550	—	(750)	2,000	—	1,800	0.4%

Total	$—	$—	$16,465	$18,015	$14,705	$22,645	$—	$71,830

Portfolio Purchases, net	$203,026	$51,709	$113,870	$90,062	$179,841	$166,530	$336,684	$1,141,722

(1)	Allowance period represents the quarter in which we recorded valuation allowances, net of any (reversals).

(2)	NFR refers to total net finance receivables as of the end of the allowance period presented.
     The following graph shows the purchase price of our owned portfolios by year and includes the year to date acquisition amount for the three months ended March 31, 2011. The purchase price number represents the cash paid to the seller, plus certain capitalized costs, less buybacks.

     As shown in the above chart, the composition of our purchased portfolios has shifted in favor of bankrupt accounts in recent years. We began buying bankrupt accounts during 2004 and slowly increased the volume of accounts we acquired through 2006 as we tested our models, refined our processes and validated our operating assumptions. After observing a high level of modeling confidence in our early purchases, we began increasing our level of purchases more dramatically during the period from 2007 through the first quarter of 2011.
     Our ability to profitably purchase and liquidate pools of bankrupt accounts provides diversity to our distressed asset acquisition business. Although we generally buy bankrupt assets from many of the same consumer lenders from whom we acquire Core customer accounts, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of pools purchased in the bankrupt and Core markets may differ over time. We have found periods when bankrupt accounts were more profitable and other times when Core accounts were more profitable. From 2004 through 2008, our bankruptcy buying fluctuated between 13% and 39% of our total portfolio purchasing in those years. In 2009, for the first time in our history, bankruptcy purchasing exceeded that of our Core buying, finishing at 55% of total portfolio purchasing for the year and during 2010 this percentage increased to 59%. This occurred as severe dislocations in the financial markets, coupled with legislative uncertainty, caused pricing in the bankruptcy market to decline substantially, thereby driving our strategy to make advantageous bankruptcy portfolio acquisitions during this period. For the first quarter of 2011, bankruptcy buying represented 43% of our total portfolio purchasing.
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
     In addition, collections on younger, newly filed bankrupt accounts tend to be of a lower magnitude in the earlier months when compared to Core charge-off accounts. This lower level of early period collections is due to the fact that 1) we purchase primarily accounts that represent unsecured claims in bankruptcy, and 2) these unsecured claims are scheduled to begin paying out after payment of the secured and priority claims. As a result of the administrative processes regarding payout priorities within the court-administered bankruptcy plans, unsecured creditors do not generally begin receiving meaningful collections on unsecured claims until 12 to 18 months after the bankruptcy filing date. Therefore, to the extent that we purchase portfolios with more recent bankruptcy filing dates, as we did to a significant extent in 2009 through the first quarter of 2011, we would expect to experience a delay in cash collections compared with Core charged-off accounts.
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

     The following tables, which excludes any proceeds from cash sales of finance receivables, demonstrates our ability to realize significant multi-year cash collection streams on our owned portfolios.
Cash Collections By Year, By Year of Purchase — Entire Portfolio

($ in thousands)
Purchase	Purchase							Cash Collection Period
Period	Price	1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	YTD 2011	Total

1996	$3,080	$7,295	$730	$496	$398	$285	$210	$237	$102	$83	$78	$68	$13	$9,995
1997	7,685	15,138	2,630	1,829	1,324	1,022	860	597	437	346	215	216	54	24,668
1998	11,089	16,981	5,152	3,948	2,797	2,200	1,811	1,415	882	616	397	382	112	36,693
1999	18,898	18,207	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	1,328	1,139	243	66,716
2000	25,020	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	3,198	2,782	683	111,056
2001	33,481	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	5,299	4,422	1,146	162,328
2002	42,325	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	6,375	1,719	186,136
2003	61,448	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	10,422	2,537	245,989
2004	59,177	—	—	—	—	18,019	46,475	40,424	30,750	19,339	13,677	9,944	2,485	181,113
2005	143,171	—	—	—	—	—	18,968	75,145	69,862	49,576	33,366	23,733	5,062	275,712
2006	107,710	—	—	—	—	—	—	22,971	53,192	40,560	29,749	22,494	5,407	174,373
2007	258,393	—	—	—	—	—	—	—	42,263	115,011	94,805	83,059	19,700	354,838
2008	275,143	—	—	—	—	—	—	—	—	61,277	107,974	100,337	24,573	294,161
2009	281,571	—	—	—	—	—	—	—	—	—	57,338	177,407	47,304	282,049
2010	360,199	—	—	—	—	—	—	—	—	—	—	86,562	52,206	138,768
YTD 2011	108,070	—	—	—	—	—	—	—	—	—	—	—	3,473	3,473

Total	$1,796,460	$64,515	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$262,166	$326,699	$368,003	$529,342	$166,717	$2,548,068

Cash Collections By Year, By Year of Purchase — Purchased Bankruptcy Portfolio

($ in thousands)
Purchase	Purchase							Cash Collection Period
Period	Price	1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	YTD 2011	Total

2004	$7,468	$—	$—	$—	$—	$743	$4,554	$3,956	$2,777	$1,455	$496	$164	$50	$14,195
2005	29,301	—	—	—	—	—	3,777	15,500	11,934	6,845	3,318	1,382	202	42,958
2006	17,648	—	—	—	—	—	—	5,608	9,455	6,522	4,398	2,972	504	29,459
2007	78,552	—	—	—	—	—	—	—	2,850	27,972	25,630	22,829	4,518	83,799
2008	108,613	—	—	—	—	—	—	—	—	14,024	35,894	37,974	8,845	96,737
2009	156,062	—	—	—	—	—	—	—	—	—	16,635	81,780	23,099	121,514
2010	210,488	—	—	—	—	—	—	—	—	—	—	39,486	20,961	60,447
YTD 2011	46,606	—	—	—	—	—	—	—	—	—	—	—	185	185

Total	$654,738	$—	$—	$—	$—	$743	$8,331	$25,064	$27,016	$56,818	$86,371	$186,587	$58,364	$449,294

Cash Collections By Year, By Year of Purchase — Core Portfolio

($ in thousands)
Purchase	Purchase							Cash Collection Period
Period	Price	1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	YTD 2011	Total

1996	$3,080	$7,295	$730	$496	$398	$285	$210	$237	$102	$83	$78	$68	$13	$9,995
1997	7,685	15,138	2,630	1,829	1,324	1,022	860	597	437	346	215	216	54	24,668
1998	11,089	16,981	5,152	3,948	2,797	2,200	1,811	1,415	882	616	397	382	112	36,693
1999	18,898	18,207	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	1,328	1,139	243	66,716
2000	25,020	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	3,198	2,782	683	111,056
2001	33,481	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	5,299	4,422	1,146	162,328
2002	42,325	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	6,375	1,719	186,136
2003	61,448	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	10,422	2,537	245,989
2004	51,709	—	—	—	—	17,276	41,921	36,468	27,973	17,884	13,181	9,780	2,435	166,918
2005	113,870	—	—	—	—	—	15,191	59,645	57,928	42,731	30,048	22,351	4,860	232,754
2006	90,062	—	—	—	—	—	—	17,363	43,737	34,038	25,351	19,522	4,903	144,914
2007	179,841	—	—	—	—	—	—	—	39,413	87,039	69,175	60,230	15,182	271,039
2008	166,530	—	—	—	—	—	—	—	—	47,253	72,080	62,363	15,728	197,424
2009	125,509	—	—	—	—	—	—	—	—	—	40,703	95,627	24,205	160,535
2010	149,711	—	—	—	—	—	—	—	—	—	—	47,076	31,245	78,321
YTD 2011	61,464	—	—	—	—	—	—	—	—	—	—	—	3,288	3,288

Total	$1,141,722	$64,515	$53,148	$79,253	$117,052	$152,661	$183,045	$211,329	$235,150	$269,881	$281,632	$342,755	$108,353	$2,098,774

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
Number of Collectors by Tenure

	One year +(1)
	2006	2007	2008	2009	2010	2011

Q1	331	340	314	488	690	830
Q2	342	360	348	587	711	—
Q3	324	397	410	604	742	—
Q4	340	327	452	638	771	—

	Less than one year(2)
	2006	2007	2008	2009	2010	2011

Q1	360	435	688	621	686	644
Q2	372	481	744	612	681	—
Q3	402	475	631	585	642	—
Q4	375	553	739	676	731	—

	Total(2)
	2006	2007	2008	2009	2010	2011

Q1	691	775	1,002	1,109	1,376	1,474
Q2	714	841	1,092	1,199	1,392	—
Q3	726	872	1,041	1,189	1,384	—
Q4	715	880	1,191	1,314	1,502	—

(1)	Calculated based on actual employees (collectors) with one year of service or more.

(2)	Calculated using total hours worked by all collectors, including those in training, to produce a full time equivalent “FTE.”
     The tables below contain our past five years of collector productivity metrics as defined by calendar quarter.
QTD Cash Collections per Hour Paid (1)

	Total cash collections
	2006	2007	2008	2009	2010	2011

Q1	$152	$156	$133	$147	$182	$241
Q2	$146	$142	$136	$143	$188	—
Q3	$145	$131	$134	$144	$200	—
Q4	$142	$119	$123	$148	$204	—

	Non-legal cash collections(2)
	2006	2007	2008	2009	2010	2011

Q1	$106	$108	$96	$118	$154	$204
Q2	$99	$96	$99	$116	$160	—
Q3	$98	$88	$99	$119	$170	—
Q4	$94	$80	$94	$123	$174	—

	Non-bankruptcy cash collections(3)
	2006	2007	2008	2009	2010	2011

Q1	$141	$141	$116	$120	$135	$162
Q2	$132	$129	$115	$114	$127	—
Q3	$129	$120	$110	$111	$127	—
Q4	$127	$107	$98	$109	$129	—

	Non-legal/non-bankruptcy cash collections(4)
	2006	2007	2008	2009	2010	2011

Q1	$95	$92	$79	$90	$106	$125
Q2	$85	$83	$78	$87	$100	—
Q3	$82	$76	$76	$87	$97	—
Q4	$80	$68	$69	$84	$98	—

(1)	Cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to collectors (including those in training).

(2)	Represents total cash collections less external legal cash collections.

(3)	Represents total cash collections less purchased bankruptcy cash collections from trustee-administered accounts.

(4)	Represents total cash collections less external legal cash collections and less purchased bankruptcy cash collections from trustee-administered accounts.

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
Seasonality
     Collections tend to be higher in the first and second quarters of the year and lower in the third and fourth quarters of the year, due to customer payment patterns in connection with seasonal employment trends, income tax refunds and holiday spending habits. Historically, our growth has partially offset the impact of this seasonality.
Quarterly Cash Collections (1)

(1)	Includes cash collections on finance receivables only and excludes cash proceeds from sales of defaulted consumer receivables.

     The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in
thousands)	Q12011	Q42010	Q32010	Q22010	Q12010	Q42009	Q32009	Q22009

Call Center & Other Collections	$67,377	$53,775	$51,711	$54,477	$56,987	$45,365	$48,590	$50,052
External Legal Collections	25,378	21,446	20,217	18,819	18,276	15,496	15,330	16,527
Internal Legal Collections	15,598	12,841	12,130	11,362	10,714	7,570	6,196	4,263
Purchased Bankruptcy Collections	58,364	56,301	53,319	43,748	33,219	26,855	22,251	19,637

Total Cash Collections	$166,717	$144,363	$137,377	$128,406	$119,196	$95,286	$92,367	$90,479
Rollforward of Net Finance Receivables
     The following table shows the changes in finance receivables net, including the amounts paid to acquire new portfolios (amounts in thousands).

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Balance at beginning of period	$831,330	$693,462
Acquisitions of finance receivables (1)	106,405	100,266
Cash collections applied to principal on finance receivables (2)	(70,743)	(51,244)

Balance at end of period	$866,992	$742,484

Estimated Remaining Collections (“ERC”)(3)	$1,793,270	$1,536,129

(1)	Acquisitions of finance receivables is net of buybacks and includes certain capitalized acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net of allowance charges.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios.
Portfolios by Type and Geography
     The following table categorizes our life to date portfolio purchases as of March 31, 2011, into the major asset types represented (amounts in thousands):

			Life to Date Purchased
			Face Value		Original Purchase Price
Asset Type	No. of Accounts	%	(1)%		(2)%

Major Credit Cards	14,641	59%	$39,862,721	71%	$1,443,107	79%
Consumer Finance	5,311	21	6,467,291	11	120,549	7
Private Label Credit Cards	4,267	18	6,015,736	11	228,748	12
Auto Deficiency	591	2	3,981,676	7	43,790	2

Total:	24,810	100%	$56,327,424	100%	$1,836,194	100%

(1)	The “Life to Date Purchased Face Value” represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	The “Original Purchase Price” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

     The following table summarizes our life to date portfolio purchases as of March 31, 2011, into the delinquency categories represented (amounts in thousands).

			Life to Date
			Purchased		Original Purchase
Account Type	No. of Accounts	%	Face Value (1)%		Price (2)%

Fresh	1,584	6%	$4,635,394	8%	$412,808	22%
Primary	3,908	16	6,835,474	12	329,382	18
Secondary	4,025	16	6,547,586	12	228,010	12
Tertiary	3,973	16	5,249,031	9	72,609	4
Bankruptcy Trustees	3,610	15	16,169,242	29	684,444	37
Other	7,710	31	16,890,697	30	108,941	7

Total:	24,810	100%	$56,327,424	100%	$1,836,194	100%

(1)	The “Life to Date Purchased Face Value” represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	The “Original Purchase Price” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.
     We also review the geographic distribution of accounts within a portfolio because we have found that state specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
     The following table summarizes our life to date portfolio purchases as of March 31, 2011, by geographic location (amounts in thousands):

			Life to Date
			Purchased Face		Original Purchase
Geographic Distribution	No. of Accounts	%	Value(1)%		Price(2)%

California	2,577	10%	$7,288,466	13%	$227,919	12%
Texas	3,872	16	6,471,095	11	168,870	9
Florida	1,958	8	5,393,486	10	165,560	9
New York	1,458	6	3,451,723	6	104,144	6
Pennsylvania	863	3	2,099,127	4	69,751	4
North Carolina	893	4	2,003,653	4	62,717	3
Illinois	965	4	1,970,815	3	69,787	4
Ohio	860	3	1,956,885	3	76,046	4
Georgia	787	3	1,837,047	3	72,167	4
New Jersey	577	2	1,585,970	3	52,900	3
Michigan	657	3	1,520,633	3	56,517	3
Virginia	671	3	1,205,559	2	43,550	2
Tennessee	522	2	1,170,450	2	44,728	2
Arizona	428	2	1,183,894	2	37,138	2
Massachusetts	436	2	1,067,776	2	34,126	2
South Carolina	431	2	990,390	2	29,718	2
Other (3)	6,855	27	15,130,455	27	520,556	29

Total:	24,810	100%	$56,327,424	100%	$1,836,194	100%

(1)	The “Life to Date Purchased Face Value” represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	The “Original Purchase Price” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.
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

     As of March 31, 2011, cash and cash equivalents totaled $35.4 million, as compared to $41.1 million at December 31, 2010. Total debt outstanding on our $407.5 million line of credit was $290.0 million as of March 31, 2011, which represents availability of $117.5 million.
     We have in place forward flow commitments for the purchase of defaulted consumer receivables over the next 12 months of approximately $148.9 million as of March 31, 2011. Additionally we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements. We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit agreement would be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and a material amount of additional portfolio purchasing in excess of the currently committed flow amounts during the next twelve months.
     We are cognizant of the market fundamentals in the debt purchase and company acquisition market which, because of significant supply and tight capital availability, could cause increased buying opportunities to arise. Accordingly, we filed a $150 million shelf registration during the third quarter of 2009. We issued $75.5 million of equity securities under that registration statement during February of 2010 in order to take advantage of market opportunities while retaining the ability to issue up to an additional $74.5 million of equity or debt securities under the shelf registration statement in the future. The outcome of any future transaction is subject to market conditions. In addition, due to these opportunities, we closed on a new and expanded syndicated loan during the fourth quarter of 2010. The new credit agreement increased our credit availability to $407.5 million. Refer to the “Borrowings” section below for additional information on the line of credit.
     With the acquisition of a controlling interest in CCB, we have the right to call the noncontrolling interest through February 2015. In addition, the noncontrolling interest has the right to put the remainder of the shares to us beginning in March 2012 and ending February 2018. The total maximum amount we would have to pay for the noncontrolling interest in CCB in any scenario is $22.8 million.
     We file income taxes using the cost recovery method for tax revenue recognition. We were notified on June 21, 2007 that we were being examined by the Internal Revenue Service for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. On April 22, 2009, we filed a formal protest of the findings contained in the examination report prepared by the IRS. We believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary. If we are unsuccessful in our appeal we can either not pay the assessment and file a petition in Tax Court or pay the assessed tax and interest and file a refund suit in US District Court. If we are unsuccessful after taking either of these two actions, we would be required to pay the related deferred taxes and any potential interest, possibly requiring additional financing from other sources. On April 6, 2011, we were notified verbally by the IRS that the audit period will be expanded to include the tax years ended December 31, 2009 and 2008.
     In forming our tax positions, we consider inputs based on industry practice, tax advice from professionals and drawing similarities of our facts and circumstances to those in established case law (most notably as it relates to revenue recognition, Underhill and Liftin). These tax positions deal not only with revenue recognition, but also with general tax compliance, including sales and use, franchise, gross receipts, payroll, property and income tax issues, including our tax base and apportionment factors.
     A diverse group of companies participate in our industry including distressed debt purchasers, Wall Street hedge funds, small private collection companies and other such investment firms. These participants are diverse in their structure, processes, and profitability. We base our primary tax revenue recognition policy on the nature of the assets that we acquire. We therefore file income tax returns using the cost recovery method for tax revenue recognition as it relates to our debt purchasing business.
     Cash generated from operations is dependent upon our ability to collect on our finance receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our future cash flows.
     Our operating activities provided cash of $43.3 million and $27.5 million for the three months ended March 31, 2011 and 2010, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period. The increase was due mostly to an increase in net income to $23.7 million for the three months ended March 31, 2011, from $14.8 million for the three months ended March 31, 2010. The remaining changes were due to net changes in other accounts related to our operating activities.
     Our investing activities used cash of $37.8 million and $73.3 million during the three months ended March 31, 2011 and 2010, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment and business acquisitions. The majority of the decrease was due to cash payments for business acquisitions totaling $22.6 million during the three months ended March 31, 2010, as compared to $0 during the three months ended March 31, 2011, as well as an increase in acquisitions of finance receivables, which increased from $100.3 million for the three months ended March 31, 2010 to $106.4 million for the three months ended March 31, 2011, partially offset by an increase in collections applied to principal on finance receivables from $51.2 million for the three months ended March 31, 2010 to $70.7 million for the three months ended March 31, 2011.
     Our financing activities used cash of $11.1 million and provided cash of $48.5 million during the three months ended March 31, 2011 and 2010, respectively. Cash is provided by draws on our line of credit, proceeds from equity offerings, proceeds from debt financing and stock option exercises. Cash used in financing activities is primarily driven by payments on our line of credit and principal payments on long-term debt. The majority of the decrease was due to cash proceeds received from our $75.5 million equity offering during the three months ended March 31, 2010, compared to $0 during the three months ended March 31, 2011, as well as $10.0 million in net repayments on our line of credit during the three months ended March 31, 2011, compared to $23.0 million during the same period in 2010.
     Cash paid for interest was $2.7 million and $2.2 million for the three months ended March 31, 2011 and 2010, respectively. Interest was paid on our line of credit, long-term debt and our interest rate swap agreement. The increase was mainly due to an increase in our weighted average interest rate which increased to 3.64% for the three months ended March 31, 2011, as compared to 2.35% for the three months ended March 31, 2010 partially offset by a decrease in our average borrowings under our revolving credit facility for the three months ended March 31, 2011 compared to the same period in 2010.
Borrowings
     On December 20, 2010, we entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). Under the terms of the Credit Agreement, the credit facility includes an aggregate principal amount available of $407.5 million, consisting of a $50 million fixed rate loan that matures on May 4, 2012, which was transferred from our then existing credit agreement, and a $357.5 million revolving credit facility that matures on December 20, 2014. The revolving credit facility will be automatically increased by $50 million upon the maturity and repayment of the fixed rate loan. The fixed rate loan bears interest at a rate of 6.8% per annum, payable monthly in arrears. The revolving loans accrue interest, at our option, at either the base rate plus 1.75% per annum or the Eurodollar rate (as defined) for the applicable term plus 2.75% per annum. The base rate is the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. Interest is payable on base rate loans quarterly in arrears and on Eurodollar loans in arrears on the last day of each interest period or, if such interest period exceeds three months, every three months. Our revolving credit facility includes a $20 million swingline loan sublimit and a $20 million letter of credit sublimit. It also contains an accordion loan feature that allows us to request an increase of up to $142.5 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to the terms of the Credit Agreement. No existing lender is obligated to increase its commitment. The Credit Agreement is secured by a first priority lien on substantially all of our assets. The Credit Agreement contains restrictive covenants and events of default include the following:

•	borrowings may not exceed 30% of the ERC of all its eligible asset pools plus 75% of its eligible accounts receivable;

•	the consolidated leverage ratio (as defined in the Credit Agreement) cannot exceed 2.0 to 1.0 as of the end of any fiscal quarter;

•	consolidated Tangible Net Worth (as defined in the Credit Agreement) must equal or exceed $309,452,000 plus 50% of positive consolidated net income for each fiscal quarter beginning December 31, 2010, plus 50% of the net proceeds of any equity offering;

•	capital expenditures during any fiscal year cannot exceed $20 million;

•	cash dividends and distributions during any fiscal year cannot exceed $20 million;

•	stock repurchases during the term of the agreement cannot exceed $100 million;

•	permitted acquisitions (as defined in the Credit Agreement) during any fiscal year cannot exceed $100 million;

•	the Company must maintain positive consolidated income from operations (as defined in the Credit Agreement) during any fiscal quarter; and

•	restrictions on changes in control.
     The revolving credit facility also bears an unused commitment fee of 0.375% per annum, payable quarterly in arrears.
     At March 31, 2011, all of our borrowings under our revolving credit facility consisted of 30-day Eurodollar rate loans and base rate loans with a weighted average annual interest rate equal to 3.10%.
     We had $290.0 million and $300.0 million of borrowings outstanding on our credit facility as of March 31, 2011 and December 31, 2010, respectively, of which $50 million represented borrowings under the non-revolving fixed rate loan at both dates.
     We were in compliance with all covenants of our credit facility as of March 31, 2011 and December 31, 2010.
Stockholders’ Equity
     Stockholders’ equity was $515.7 at March 31, 2011 and $490.5 million at December 31, 2010. The increase was primarily attributable to $23.1 million in net income during the first quarter of 2011.
Contractual Obligations
     Our contractual obligations as of March 31, 2011 were as follows (amounts in thousands):

	Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating Leases	$22,496	$4,288	$8,359	$6,468	$3,381
Line of Credit (1)	344,597	11,973	28,471	304,153	—
Long-term Debt	2,511	1,283	1,228	—	—
Purchase Commitments (2) (3)	174,786	151,901	15,285	7,600	—
Employment Agreements	9,951	8,282	1,207	462	—

Total	$554,341	$177,727	$54,550	$318,683	$3,381

(1)	To the extent that a balance is outstanding on our line of credit, the revolving portion ($240 million) would be due in December 2014 and the non-revolving fixed rate sub-limit portion ($50 million) would be due in May 2012. Upon maturity of the fixed rate portion, the revolving credit facility will be automatically increased by $50 million. Therefore, for purposes of this table and the related interest calculations, the assumed maturity of the fixed rate sublimit is the same as the existing revolving portion or December 2014. This amount also includes estimated interest and unused line fees due on the line of credit for both the fixed rate and variable rate components. This estimate also assumes that the balance on the line of credit remains constant from the March 31, 2011 balance of $290.0 million and the balance is paid in full at its respective maturity.

(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $148.9 million.

(3)	This amount includes the maximum remaining purchase price of $22.8 million to be paid to acquire the noncontrolling interest of CCB.
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).
Recent Accounting Pronouncements
     In December 2010, the FASB issued ASU 2010-28, “Intangibles-Goodwill and Other” (Topic 350): “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A) ”. ASU 2010-28 modifies Step 1 of the goodwill impairment test under ASC Topic 350 for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, including the examples provided in ASC paragraph 350-20-35-30, in determining whether an interim goodwill impairment test between annual test dates is necessary. ASU 2010-28 allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We adopted ASU 2010-28 on January 1, 2011 which had no material effect on our consolidated financial statements.
     There were no recently issued accounting pronouncements that required disclosure.
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
     Management believes our critical accounting policies and estimates are those related to revenue recognition, valuation of acquired intangibles and goodwill, and income taxes. Management believes these policies to be critical because they are both important to the portrayal of our financial condition and results, and because they require management to make judgments and estimates about matters that are inherently uncertain. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.
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

     We account for our investment in finance receivables under the guidance of ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Under ASC 310-30 static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows, based on our estimates derived from our proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30, utilizing the interest method, initially freezes the yield, estimated when the accounts are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a portfolio’s remaining life. Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. Income on finance receivables is accrued quarterly based on each static pool’s effective yield. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as finance receivable amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, we do not record accretion in the first six to twelve months of the estimated life of the pool; accordingly, we utilize either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Additionally, we use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These cost recovery pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above.
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
     We utilize the provisions of ASC Topic 605-45, “Principal Agent Considerations” (“ASC 605-45”), to account for revenues from our fee for service subsidiaries. ASC 605-45 requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes an assessment of who retains inventory/credit risk, who controls vendor selection, who establishes pricing and who remains the primary obligor on the transaction. Each of these factors was considered to determine the correct method of recognizing revenue from our subsidiaries.
     Our skip tracing subsidiary utilizes both gross and net reporting under ASC 605-45. We generate revenue by working an account and successfully locating a customer for our client. An “investigative fee” is received for these services. In addition, we incur “agent expenses” where we hire a third-party collector to effectuate repossession. In many cases we have an arrangement with our client which allows us to bill the client for these fees. We have determined these fees to be gross revenue based on the criteria in ASC 605-45 and they are recorded as such in the line item “Fee income,” because we are primarily liable to the third party collector. There is a corresponding expense in “Legal and agency fees and costs” for these pass-through items. We also incur fees to release liens on the repossessed collateral. These lien-release fees are netted in the line “Legal and agency fees and costs.”
     Our government processing and collection business’ primary source of income is derived from servicing taxing authorities in several different ways: processing all of their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings or fee for service transactions. When we conduct an audit, there are two components. The first component is a billing for the hours incurred to conduct the audit. This billing is marked up from the actual costs incurred. The gross billing is a component of the line item “Fee income” and the expense is included in the line item “Compensation and employee services.” The second component is expenses incurred while conducting the audit. Most jurisdictions will reimburse us for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item “Fee income” and the expense component is included in its appropriate expense category, generally, “Other operating expenses.”
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
     We believe that, at March 31, 2011, there were no indicators of potential impairment of goodwill or other intangible assets. Therefore, no early review of goodwill for impairment was performed. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill. There were no such plans in place at March 31, 2011.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Our exposure to market risk relates primarily to interest rate risk on our variable rate line of credit. The average borrowings on our variable rate line of credit were $249.6 million and $259.7 million for the three months ended March 31, 2011 and 2010, respectively. Assuming a 200 basis point increase in interest rates, interest expense would have increased by $1.2 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011 and December 31, 2010, we had $240.0 million and $250.0 million, respectively, of variable rate debt outstanding on our credit line. We do not have any other variable rate debt outstanding at March 31, 2011. Significant increases in future interest rates on the variable rate line of credit could lead to a material decrease in future earnings, assuming all other factors remained constant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are from time to time subject to routine legal claims and proceedings, most of which are incidental to the ordinary course of our business. We initiate lawsuits against customers and are occasionally countersued by them in such actions. Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against us in which they allege that we have violated a state or federal law in the process of collecting on an account. From time to time, other types of lawsuits are brought against us. While it is not expected that these or any other legal proceedings or claims in which we are involved will, either individually or in the aggregate, have a material adverse impact on our results of operations, liquidity or financial condition, it is possible that, due to unexpected future developments, an unfavorable resolution of a legal proceeding or claim could occur which may be material to our results of operations for a particular period. The matters described below fall outside of the normal parameters of our routine legal proceedings.
     The Attorney General for the State of Missouri filed a purported enforcement action against the Company in 2009 that seeks relief for Missouri customers that have allegedly been injured as a result of certain of our collection practices. We have vehemently denied any wrongdoing herein and in 2010, the complaint was dismissed with prejudice. In April 2011, the Missouri Court of Appeals Eastern District affirmed the prior dismissal. The State of Missouri has since asked the appellate court for a rehearing on the matter, or alternatively to have the matter transferred to the Missouri Supreme Court. Based on the foregoing, it is not possible at this time to estimate the possible loss, if any.
     We have recently been named as defendant in the following five putative class action cases, each of which alleges that we violated the Telephone Consumer Protection Act (“TCPA”) by calling consumers’ cellular phones without their prior express consent: Allen v. Portfolio Recovery Associates, Inc., Case No. 10-cv-2658, instituted in the United States District Court for the Southern District of California on December 23, 2010; Meyer v. Portfolio Recovery Associates, LLC, Case No. 37-2011-00083047, instituted in the Superior Court of California, San Diego County on January 3, 2011; Frydman v. Portfolio Recovery Associates, LLC, Case No. 11-cv-524, instituted in the United States District Court for the Northern District of Illinois on January 31, 2011; Bartlett v. Portfolio Recovery Associates, LLC, Case No. 11-cv-0624, instituted in the United States District Court for the Northern District of Georgia on March 1, 2011; and Harvey v. Portfolio Recovery Associates, LLC, Case No. 11-cv-00582, instituted in the United States District Court for the Middle District of Florida on April 8, 2011. Each of the complaints seeks monetary damages under the TCPA, injunctive relief and other relief, including attorney fees. Two of these actions, Allen and Frydman purport to have been brought on behalf of a national class of plaintiffs. We have filed a Motion to Dismiss Frydman, which is currently pending, and the complaint in Allen has not yet been served on us. We intend to vigorously defend against the allegations in each of these cases. It is not possible at this time to estimate the possible loss, if any.
Item 1A. Risk Factors
     An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our 2010 Annual Report on Form 10-K filed on February 25, 2011, together with all other information included or incorporated in our reports filed with the SEC. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
None.

Item 5. Other Information
None.
Item 6. Exhibits

31.1	Section 302 Certifications of Chief Executive Officer.

31.2	Section 302 Certifications of Chief Financial and Administrative Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial and Administrative Officer.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTFOLIO RECOVERY ASSOCIATES, INC. (Registrant)
Date: May 5, 2011	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 5, 2011	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)