Form 10-Q
period 2011-06-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2011-08-05
CIK 1185348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2011
Common Stock, $0.01 par value	17,114,586

PORTFOLIO RECOVERY ASSOCIATES, INC.

Part I.	FINANCIAL INFORMATION

Item 1. Financial Statements

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2011 and December 31, 2010

(unaudited)

(Amounts in thousands, except per share amounts)

	June 30, 2011	December 31, 2010
Assets

Cash and cash equivalents	$25,481	$41,094
Finance receivables, net	879,515	831,330
Accounts receivable, net	6,683	8,932
Income taxes receivable	—	2,363
Property and equipment, net	23,810	24,270
Goodwill	61,678	61,678
Intangible assets, net	15,965	18,466
Other assets	8,485	7,775

Total assets	$1,021,617	$995,908

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$5,326	$3,227
Accrued expenses and other liabilities	4,389	4,904
Income taxes payable	2,877	—
Accrued payroll and bonuses	10,563	15,445
Net deferred tax liability	188,142	164,971
Line of credit	250,000	300,000
Long-term debt	1,856	2,396

Total liabilities	463,153	490,943

Commitments and contingencies (Note 12)

Redeemable noncontrolling interest	16,068	14,449

Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, 60,000 authorized shares, 17,115 issued and outstanding shares at June 30, 2011, and 30,000 authorized shares, 17,064 issued and outstanding shares at December 31, 2010	171	171
Additional paid-in capital	166,723	163,538
Retained earnings	375,502	326,807

Total stockholders’ equity	542,396	490,516

Total liabilities and stockholders’ equity	$1,021,617	$995,908

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED INCOME STATEMENTS

For the three and six months ended June 30, 2011 and 2010

(unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Income recognized on finance receivables, net	$100,303	$76,920	$196,277	$144,871
Fee income	14,492	16,109	30,295	31,536

Total revenues	114,795	93,029	226,572	176,407

Operating expenses:
Compensation and employee services	34,815	30,872	68,968	60,513
Legal collection fees	5,970	4,131	11,719	8,203
Legal collection costs	9,879	6,430	19,218	12,069
Agent fees	1,724	2,927	4,362	6,554
Outside fees and services	4,066	3,155	7,481	5,984
Communications	5,706	4,102	12,020	9,160
Rent and occupancy	1,438	1,297	2,835	2,549
Depreciation and amortization	3,316	3,206	6,532	5,756
Other operating expenses	3,501	2,580	6,353	4,854

Total operating expenses	70,415	58,700	139,488	115,642

Gain on sale of property	1,157	—	1,157	—

Income from operations	45,537	34,329	88,241	60,765

Other income and (expense):
Interest income	—	—	—	35
Interest expense	(2,635)	(2,177)	(5,502)	(4,357)

Income before income taxes	42,902	32,152	82,739	56,443

Provision for income taxes	17,326	12,474	33,454	21,960

Net income	$25,576	$19,678	$49,285	$34,483

Less net income attributable to redeemable noncontrolling interest	2	150	590	155

Net income attributable to Portfolio Recovery Associates, Inc.	$25,574	$19,528	$48,695	$34,328

Net income per common share attributable to Portfolio Recovery Associates, Inc:
Basic	$1.49	$1.15	$2.85	$2.07
Diluted	$1.48	$1.14	$2.83	$2.06

Weighted average number of shares outstanding:
Basic	17,108	16,970	17,100	16,581
Diluted	17,225	17,080	17,212	16,641

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2011

(unaudited)

(Amounts in thousands)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2010	17,064	$171	$163,538	$326,807	$490,516

Net income attributable to Portfolio Recovery Associates, Inc.	—	—	—	48,695	48,695
Exercise of stock options and vesting of nonvested shares	51	—	149	—	149
Amortization of share-based compensation	—	—	4,622	—	4,622
Income tax benefit from share-based compensation	—	—	459	—	459
Adjustment of the noncontrolling interest measurement amount	—	—	(2,045)	—	(2,045)

Balance at June 30, 2011	17,115	$171	$166,723	$375,502	$542,396

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2011 and 2010

(unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$49,285	$34,483
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	4,622	2,074
Depreciation and amortization	6,532	5,756
Deferred tax expense	23,171	21,881
Gain on sale of property	(1,157)	—
Changes in operating assets and liabilities:
Other assets	(711)	351
Accounts receivable	2,249	1,010
Accounts payable	2,100	1,337
Income taxes	5,240	2,583
Accrued expenses	528	325
Accrued payroll and bonuses	(4,882)	(2,509)

Net cash provided by operating activities	86,977	67,291

Cash flows from investing activities:
Purchases of property and equipment	(3,682)	(4,784)
Proceeds from sale of property	1,267	—
Acquisition of finance receivables, net of buybacks	(194,906)	(184,874)
Collections applied to principal on finance receivables	146,721	102,730
Business acquisitions, net of cash acquired	—	(23,000)
Contingent payment made for business acquisition	—	(104)

Net cash used in investing activities	(50,600)	(110,032)

Cash flows from financing activities:
Proceeds from exercise of options	149	57
Income tax benefit from share-based compensation	459	113
Payments of liability-classified contingent consideration	—	(1,000)
Proceeds from line of credit	2,000	99,000
Principal payments on line of credit	(52,000)	(128,800)
Proceeds from stock offering, net of offering costs	—	71,688
Distributions paid to noncontrolling interest	(2,059)	—
Principal payments on long-term debt	(539)	(332)

Net cash (used in)/provided by financing activities	(51,990)	40,726

Net decrease in cash and cash equivalents	(15,613)	(2,015)

Cash and cash equivalents, beginning of year	41,094	20,265

Cash and cash equivalents, end of period	$25,481	$18,250

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,256	$4,318
Cash paid for income taxes	6,784	73

Noncash investing and financing activities:
Distributions payable to noncontrolling interest	$247	$—
Adjustment of the noncontrolling interest measurement amount	2,045	—
Common stock issued for acquisition	—	4,950
Net unrealized change in fair value of derivative instrument	—	61

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Business:

Portfolio Recovery Associates, LLC (“PRA”) was formed on March 20, 1996. Portfolio Recovery Associates, Inc. (“PRA Inc”) was formed in August 2002. On November 8, 2002, PRA Inc completed its initial public offering (“IPO”) of common stock. In connection with the IPO, all of the membership units and warrants of PRA were exchanged on a one to one basis for shares of a single class of common stock of PRA Inc and warrants to purchase shares of PRA Inc common stock, respectively. PRA Inc owns all outstanding membership units of PRA, PRA Holding I, LLC (“PRA Holding I”), PRA Holding II, LLC (“PRA Holding II”), PRA Holding III, LLC (“PRA Holding III”), PRA Receivables Management, LLC (“PRA Receivables Management”), PRA Location Services, LLC (“PLS”) (formerly referred to as “IGS”), PRA Government Services, LLC (d/b/a RDS) (“RDS”) and MuniServices, LLC (d/b/a PRA Government Services) (“MuniServices”). On March 15, 2010, PRA Inc acquired 62% of the membership units of Claims Compensation Bureau, LLC (“CCB”). The business of PRA Inc, a Delaware corporation, and its subsidiaries (collectively, the “Company”) revolves around the detection, collection, and processing of both unpaid and normal-course receivables originally owed to credit grantors, governments, retailers and others. The Company’s primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. These accounts are purchased from sellers of finance receivables. Accounts not in a bankruptcy status upon purchase (referred to as “Core” accounts) are collected by a highly skilled staff whose purpose is to locate and contact customers and arrange payment or resolution of their debts. Purchased bankruptcy accounts are managed through the bankruptcy courts and trustees, which are overseen by the US Trustee Program, a component of the Department of Justice. Trustees collect payments directly from individual debtors per the bankruptcy plan and forward them to the Company. The Company, through its Litigation Department, collects accounts judicially, either by using its own attorneys or by contracting with independent attorneys throughout the country through whom the Company takes legal action to satisfy consumer debts. The Company also services receivables on behalf of clients on either a commission or transaction-fee basis. Clients include entities in the financial services, auto, retail, utility, health care and government sectors. Services provided to these clients include obtaining location information for clients in support of their collection activities (known as skip tracing), and the management of both delinquent and non-delinquent receivables for government entities. In addition, through its CCB subsidiary, the Company provides class action claims settlement recovery services and related payment processing to its corporate clients.

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of June 30, 2011, its consolidated income statements for the three and six months ended June 30, 2011 and 2010, its consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2011, and its consolidated statements of cash flows for the six months ended June 30, 2011 and 2010. The consolidated income statements of the Company for the three and six months ended June 30, 2011 may not be indicative of future results. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2010.

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

The Company accounts for its investment in finance receivables under the guidance of FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Under ASC 310-30, static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows, based on the Company’s estimates derived from its proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30, utilizing the interest method, initially freezes the yield estimated when the accounts are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the yield over a portfolio’s remaining life. Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheet. Income on finance receivables is accrued quarterly based on each static pool’s effective yield. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as finance receivable amortization). Likewise, cash flows that are less than the interest accrual will increase, or “accrete,” the carrying balance. The Company generally does not record accretion in the first six to twelve months of the estimated life of the pool; accordingly, the Company utilizes either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These cost recovery pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At June 30, 2011 and 2010, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $1.2 million and $2.1 million, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company establishes valuation allowances, if necessary, for acquired accounts subject to ASC 310-30 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At June 30, 2011 and 2010, the Company had a valuation allowance against its finance receivables of $82,730,000 and $64,445,000, respectively.

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

The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at June 30, 2011 and 2010 was $3,022,700 and $3,161,505, respectively. During the three and six months ended June 30, 2011, the Company capitalized $130,400 and $386,178, respectively, of these direct acquisition fees. During the three and six months ended June 30, 2010 the Company capitalized $285,210 and $446,831, respectively, of these direct acquisition fees. During the three and six months ended June 30, 2011, the Company amortized $314,405 and $658,993, respectively, of these direct acquisition fees. During the three and six months ended June 30, 2010 the Company amortized $246,305 and $517,252, respectively, of these direct acquisition fees.

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

Changes in finance receivables, net for the three and six months ended June 30, 2011 and 2010 were as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Balance at beginning of period	$866,992	$742,484	$831,330	$693,462
Acquisitions of finance receivables, net of buybacks	88,501	84,608	194,906	184,874

Cash collections	(176,281)	(128,406)	(342,998)	(247,601)
Income recognized on finance receivables, net	100,303	76,920	196,277	144,871

Cash collections applied to principal	(75,978)	(51,486)	(146,721)	(102,730)

Balance at end of period	$879,515	$775,606	$879,515	$775,606

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

At the time of acquisition, the life of each pool is generally estimated to be between 72 to 96 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, cash collections applied to principal on finance receivables as of June 30, 2011 are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

June 30, 2012	$257,297
June 30, 2013	235,331
June 30, 2014	204,965
June 30, 2015	128,445
June 30, 2016	47,192
June 30, 2017	6,285

$879,515

During the three and six months ended June 30, 2011, the Company purchased approximately $1.41 billion and $2.90 billion, respectively, in face value of charged-off consumer receivables. During the three and six months ended June 30, 2010, the Company purchased approximately $1.67 billion and $3.56 billion, respectively, in face value of charged-off consumer receivables. At June 30, 2011, the estimated remaining collections (“ERC”) on the receivables purchased in the three and six months ended June 30, 2011 were $173.9 million and $373.6 million, respectively. At June 30, 2011, ERC on the receivables purchased in the three and six months ended June 30, 2010 were $142.9 million and $295.0 million, respectively.

Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield to be earned by the Company based on its proprietary buying models. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three and six months ended June 30, 2011 and 2010 were as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Balance at beginning of period	$926,278	$793,645	$892,188	$721,984
Income recognized on finance receivables, net	(100,303)	(76,920)	(196,277)	(144,871)
Additions	91,666	105,365	201,168	227,875
Reclassifications from nonaccretable difference	18,849	13,813	39,411	30,915

Balance at end of period	$936,490	$835,903	$936,490	$835,903

ASC 310-30 requires that a valuation allowance be recorded for significant decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. In any given period, the Company may be required to record valuation allowances due to pools of receivables underperforming expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables would include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both the collection floor of the Company and external channels), as well as decreases in productivity related to turnover and tenure of the Company’s collection staff. The following is a summary of activity within the Company’s valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended June 30,
	2011			2010
	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total
Valuation allowance - finance receivables:
Beginning balance	$71,830	$8,617	$80,447	$53,105	$5,020	$58,125
Allowance charges	2,000	500	2,500	6,375	50	6,425
Reversal of previous recorded allowance charges	(200)	(17)	(217)	(50)	(55)	(105)

Net allowance charge	1,800	483	2,283	6,325	(5)	6,320

Ending balance	$73,630	$9,100	$82,730	$59,430	$5,015	$64,445

Finance receivables, net:	$437,644	$441,871	$879,515	$405,041	$370,565	$775,606

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Six Months Ended June 30,
	2011			2010
	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total
Valuation allowance - finance receivables:
Beginning balance	$70,030	$6,377	$76,407	$47,580	$3,675	$51,255
Allowance charges	4,850	2,950	7,800	11,900	1,400	13,300
Reversal of previous recorded allowance charges	(1,250)	(227)	(1,477)	(50)	(60)	(110)

Net allowance charge	3,600	2,723	6,323	11,850	1,340	13,190

Ending balance	$73,630	$9,100	$82,730	$59,430	$5,015	$64,445

Finance receivables, net:	$437,644	$441,871	$879,515	$405,041	$370,565	$775,606

(1)	“Core” accounts or portfolios refer to accounts or portfolios that are defaulted consumer receivables and are not in a bankrupt status upon purchase. These accounts are aggregated separately from purchased bankruptcy accounts.
(2)	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy status when purchased, and as such, are purchased as a pool of bankrupt accounts.

3.	Accounts Receivable, net:

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, the current receivables aging, and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The balance of the allowance for doubtful accounts at June 30, 2011 and December 31, 2010 was $2.6 million and $2.5 million, respectively. The Company does not have any off balance sheet credit exposure related to its customers.

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

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

At June 30, 2011, the Company’s borrowings under its revolving credit facility consisted of 30-day Eurodollar rate loans with a weighted average annual interest rate equal to 2.94%.

The Company had $250.0 million and $300.0 million of borrowings outstanding on its credit facility as of June 30, 2011 and December 31, 2010, respectively, of which $50 million represented borrowing under the non-revolving fixed rate loan at both dates.

The Company was in compliance with all covenants of its credit facility as of June 30, 2011 and December 31, 2010.

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

6.	Property and Equipment, net:

Property and equipment, at cost, consisted of the following as of the dates indicated (amounts in thousands):

	June 30, 2011	December 31, 2010
Software	$23,339	$21,014
Computer equipment	11,417	10,697
Furniture and fixtures	6,184	6,147
Equipment	7,557	7,498
Leasehold improvements	5,092	4,574
Building and improvements	5,701	6,045
Land	902	992
Accumulated depreciation and amortization	(36,382)	(32,697)

Property and equipment, net	$23,810	$24,270

Depreciation and amortization expense relating to property and equipment, for the three and six months ended June 30, 2011 was $2,066,010 and $4,032,019, respectively. Depreciation and amortization expense relating to property and equipment, for the three and six months ended June 30, 2010 was $1,787,866 and $3,500,170, respectively.

The Company, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of June 30, 2011 and December 31, 2010, the Company has incurred and capitalized $4,748,168 and $4,188,160, respectively, of these direct payroll costs and external direct costs related to software developed for internal use. Of these costs, $862,874 is for projects that are in the development stage and, therefore are a component of “Other Assets.” Once the projects are completed, the costs will be transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense for the three and six months ended June 30, 2011 was $194,505 and $351,574, respectively. Amortization expense for the three and six months ended June 30, 2010 was $103,297 and $162,829, respectively. The remaining unamortized costs relating to internally developed software at June 30, 2011 and 2010 were $2,859,901 and $2,356,568, respectively.

7.	Redeemable Noncontrolling Interest:

In accordance with ASC 810, the Company has consolidated all financial statement accounts of CCB in its consolidated balance sheets as of June 30, 2011 and December 31, 2010, and its consolidated income statements for the three and six months ended June 30, 2011 and for the period from March 15, 2010 (the date of acquisition) through June 30, 2010. The redeemable noncontrolling interest amount is separately stated on the consolidated balance sheets and represents the 38% interest in CCB not owned by the Company. In addition, net income attributable to the noncontrolling interest is stated separately in the consolidated income statements for the three and six months ended June 30, 2011 and for the period from March 15, 2010 through June 30, 2010.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company applies the provisions of FASB ASC Topic 480-10-S99 “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”), which provides guidance on the accounting for equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The noncontrolling interest “put” arrangement is accounted for under ASC 480-10-S99, as redemption under the “put” arrangement is outside the control of the Company. As such, the redeemable noncontrolling interest is recorded outside of “permanent” equity. The Company measures the redeemable noncontrolling interest at the greater of its ASC 480-10-S99 measurement amount (estimated redemption value of the “put” option embedded in the noncontrolling interest) or its measurement amount under the guidance of ASC 810. The ASC 810 measurement amount includes adjustments for the noncontrolling interest’s pro-rata share of earnings, losses and distributions, pursuant to the limited liability company agreement of CCB. Adjustments to the measurement amount are recorded to stockholders’ equity. The Company used a present value calculation to estimate the redemption value of the “put” option as of the reporting date. As such, for the three and six months ended June 30, 2011, the Company increased the redeemable noncontrolling interest by $1.1 million and $2.0 million, respectively, with a corresponding reduction of stockholders’ equity. If material, the Company adjusts the numerator of earnings per share calculations for the current period change in the excess of the noncontrolling interest’s ASC 480-10-S99 measurement amount over the greater of its ASC 810 measurement amount or the estimated fair value of the noncontrolling interest. Although the noncontrolling interest was redeemable by the Company as of the reporting date, it was not yet redeemable by the holder of the “put” option. The estimated redemption value of the noncontrolling interest, as if it were currently redeemable by the holder of the put option under the terms of the put arrangement, was $22,800,000 as of June 30, 2011 and December 31, 2010.

The following table represents the changes in the redeemable noncontrolling interest for the period from March 15, 2010 (the acquisition date) to June 30, 2011 (amounts in thousands):

Acquisition date fair value of redeemable noncontrolling interest	$15,323
Net income attributable to redeemable noncontrolling interest	417
Distributions paid or accrued	(1,291)

Redeemable noncontrolling interest at December 31, 2010	14,449
Net income attributable to redeemable noncontrolling interest	590
Distributions paid or accrued	(1,016)
Adjustment of the noncontrolling interest measurement amount	2,045

Redeemable noncontrolling interest at June 30, 2011	$16,068

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

The combined original weighted average amortization period is 8.1 years. The Company reviews these assets at least annually for impairment. Total amortization expense was $1,250,181 and $2,500,362 for the three and six months ended June 30, 2011, respectively. Total amortization expense was $1,418,211 and $2,256,275 for the three and six months ended June 30, 2010, respectively. In addition, pursuant to ASC 350, goodwill is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2010, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2010, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through June 30, 2011 that would indicate a triggering event and thereby necessitate an impairment charge to goodwill or the other intangible assets. The Company expects to perform its next annual goodwill review during the fourth quarter of 2011. At June 30, 2011 and December 31, 2010, the carrying value of goodwill was $61.7 million.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company follows the provisions of FASB ASC Topic 718 “Compensation-Stock Compensation” (“ASC 718”). As of June 30, 2011, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program (“LTI”)) is estimated to be $3.9 million with a weighted average remaining life for all nonvested shares of 2.2 years (not including nonvested shares granted under the LTI Programs). As of June 30, 2011, there are no future compensation costs related to stock options and there are no remaining vested stock options to be exercised. Based upon historical data, the Company used an annual forfeiture rate of 14% for stock options and 15-40% for nonvested shares for most of the employee grants. Grants made to key employees and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group.

Total share-based compensation expense was $2,008,017 and $4,622,218 for the three and six months ended June 30, 2011, respectively. Total share-based compensation expense was $1,194,006 and $2,073,886 for the three and six months ended June 30, 2010, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the provisions of ASC 718 (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was $506,973 and $1,475,609 for the three and six months ended June 30, 2011, respectively. The total tax benefit realized from share-based compensation was $343,799 and $467,586 for the three and six months ended June 30, 2010, respectively.

Stock Options

All options issued under the Amended Plan vest ratably over five years. Granted options expire seven years from the applicable grant date. Options granted to a single person cannot exceed 200,000 in a single year. All of the stock options which have been granted under the Amended Plan were granted to employees of the Company, except for 40,000 which were granted to non-employee directors. The Company granted no options during the three or months ended June 30, 2011 and 2010. The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was approximately $224,000. The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was approximately $76,640. At June 30, 2011, 895,000 options had been granted under the Amended Plan, all of which have either been cancelled, expired or exercised. There were no antidilutive options outstanding for the three and six months ended June 30, 2011 and 2010, respectively.

The following summarizes all option related transactions from December 31, 2009 through June 30, 2011 (amounts in thousands, except per share amounts):

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Fair Value Per Share
December 31, 2009	7	$29.41	$2.70
Exercised	(2)	28.45	2.92

December 31, 2010	5	29.79	2.62
Exercised	(5)	29.79	2.62

June 30, 2011	—	$—	$—

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

The following summarizes all nonvested share transactions (excluding shares granted under the LTI Programs) from December 31, 2009 through June 30, 2011 (amounts in thousands, except per share amounts):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2009	81	$40.24
Granted	57	53.06
Vested	(37)	41.46
Cancelled	(10)	39.61

December 31, 2010	91	47.89
Granted	43	76.11
Vested	(45)	56.80
Cancelled	(3)	42.19

June 30, 2011	86	$57.48

The total grant date fair value of shares vested during the three and six months ended June 30, 2011 was $853,978 and $2,577,130, respectively. The total grant date fair value of shares vested during the three and six months ended June 30, 2010 was $566,754 and $890,322, respectively.

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

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

At June 30, 2011, total future compensation costs, assuming the current estimated levels are achieved, related to nonvested share awards granted under the 2009, 2010 and 2011 LTI Programs are estimated to be approximately $8.6 million. The Company assumed a 7.5% forfeiture rate for this grant and the remaining shares have a weighted average life of 1.5 years at June 30, 2011.

10.	Income Taxes:

The Company follows the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There were no unrecognized tax benefits at both June 30, 2011 and 2010.

The Company was notified on June 21, 2007 that it was being examined by the Internal Revenue Service for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. The Company believes it has sufficient support for the technical merits of its positions and that it is more-likely-than-not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary for these tax positions. The company has two courses of action if it is unsuccessful in its appeal with the IRS. With the first course, the Company can pay the assessed tax and interest and file a refund suit in US District Court. Alternatively, the Company can file a petition in Tax Court, which does not require a payment up front of the assessed tax and

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

interest. If the Company is unsuccessful in either course, it can appeal to the federal Circuit Court of Appeals. Payment of the assessed taxes and interest could possibly require additional financing from other sources. On April 6, 2011, the Company was notified verbally by the IRS that the audit period will be expanded to include the tax years ended December 31, 2009 and 2008.

At June 30, 2011, the tax years subject to examination by the major taxing jurisdictions, including the Internal Revenue Service, are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2007, 2006 and 2005 tax years are extended through December 31, 2011.

ASC 740 requires the recognition of interest, if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. No interest or penalties were accrued or reversed in the first three or six months of 2011 or 2010.

11.	Earnings per Share:

Basic EPS are computed by dividing net income available to common shareholders of PRA Inc by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of stock options and nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be received upon assumed exercise. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three and six months ended June 30, 2011 and 2010 (amounts in thousands, except per share amounts):

	For the three months ended June 30,
		2011			2010
	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$25,574	17,108	$1.49	$19,528	16,970	$1.15
Dilutive effect of stock options and nonvested share awards		117			110

Diluted EPS	$25,574	17,225	$1.48	$19,528	17,080	$1.14

	For the six months ended June 30,
		2011			2010
	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$48,695	17,100	$2.85	$34,328	16,581	$2.07
Dilutive effect of stock options and nonvested share awards		112			60

Diluted EPS	$48,695	17,212	$2.83	$34,328	16,641	$2.06

There were no antidilutive options outstanding for the three or six months ended June 30, 2011 and 2010.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	Commitments and Contingencies:

Employment Agreements:

The Company has employment agreements, most of which expire on December 31, 2011, with all of its executive officers and with several members of its senior management group. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Future compensation under these agreements is approximately $8.7 million. The agreements also contain confidentiality and non-compete provisions.

Leases:

The Company is party to various operating and capital leases with respect to its facilities and equipment. For further discussion of these leases please refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2010.

Forward Flow Agreements:

The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at June 30, 2011 is approximately $160.5 million.

Redeemable Noncontrolling Interest:

In connection with the Company’s acquisition of 62% of the membership units of CCB on March 15, 2010, the Company acquired the right to purchase the remaining 38% of the membership units of CCB not held by the Company at a predetermined price within the next four years. Also, Class Action Holdings, Inc. (formerly known as Claims Compensation Bureau, Inc.), the holder of the remaining 38% interest in CCB, can require the Company to purchase its interest during the period beginning on March 1, 2012 and ending on February 28, 2018. While the actual amount or timing of any future payment is unknown at this time, the maximum amount of consideration to be paid for such 38% interest is $22.8 million.

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

The Company has been named as defendant in the following five putative class action cases, each of which alleges that the Company violated the Telephone Consumer Protection Act (“TCPA”) by calling consumers’ cellular

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

phones without their prior express consent: Allen v. Portfolio Recovery Associates, Inc., Case No. 10-cv-2658, instituted in the United States District Court for the Southern District of California on December 23, 2010; Meyer v. Portfolio Recovery Associates, LLC, Case No. 37-2011-00083047, instituted in the Superior Court of California, San Diego County on January 3, 2011; Frydman v. Portfolio Recovery Associates, LLC, Case No. 11-cv-524, instituted in the United States District Court for the Northern District of Illinois on January 31, 2011; Bartlett v. Portfolio Recovery Associates, LLC, Case No. 11-cv-0624, instituted in the United States District Court for the Northern District of Georgia on March 1, 2011; and Harvey v. Portfolio Recovery Associates, LLC, Case No. 11-cv-00582, instituted in the United States District Court for the Middle District of Florida on April 8, 2011. Each of the complaints seeks monetary damages under the TCPA, injunctive relief and other relief, including attorney fees. Two of these actions, Allen and Frydman purport to have been brought on behalf of a national class of plaintiffs. The Company intends to vigorously defend against the allegations in each of these cases. It is not possible at this time to estimate the possible loss, if any.

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

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$25,481	$25,481	$41,094	$41,094
Finance receivables, net	879,515	1,210,625	831,330	1,126,340
Financial liabilities:
Line of credit	$250,000	$250,000	$300,000	$300,000
Long-tern debt	1,856	1,856	2,396	2,396

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

Line of credit: The carrying amount approximates fair value due to the short-term nature of the interest rate periods.

Long-term debt: The carrying amount approximates fair value, as the interest rates approximate the rate currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers.

As of June 30, 2011, and December 31, 2010, the Company did not account for any financial assets or financial liabilities at fair value.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

14.	Recent Accounting Pronouncements:

In December 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other” (Topic 350): “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A)”. ASU 2010-28 modifies Step 1 of the goodwill impairment test under ASC Topic 350 for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, including the examples provided in ASC paragraph 350-20-35-30, in determining whether an interim goodwill impairment test between annual test dates is necessary. ASU 2010-28 allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted ASU 2010-28 on January 1, 2011 which had no material effect on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in ASU 2011-04 generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The provisions of ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. The Company does not expect ASU 2011-04 to have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income” (Topic 220) to amend its accounting guidance on the presentation of other comprehensive income (“OCI”) in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in shareholders equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating which option it will utilize to present items of net income and other comprehensive income, neither of which is expected to have a material effect on the Company.

15.	Stockholders’ Equity:

At the Company’s 2011 Annual Meeting of Shareholders on June 10, 2011, the Company’s shareholders approved an amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 30 million to 60 million.

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

Earnings Summary

During the second quarter of 2011, net income attributable to Portfolio Recovery Associates, Inc. was $25.6 million, or $1.48 per diluted share, compared with $19.5 million, or $1.14 per diluted share, in the second quarter of 2010. Total revenue was $114.8 million in the second quarter of 2011, up 23.4% from the same quarter one year earlier. Revenues in the recently completed quarter consisted of $100.3 million in income recognized on finance receivables, net of allowance charges, and $14.5 million in fee income. Income recognized on finance receivables, net of allowance charges, increased $23.4 million, or 30.4%, over the same period in 2010, primarily as a result of a significant increase in cash collections. Cash collections were $176.3 million in the second quarter of 2011, up 37.3% or $47.9 million as compared to the second quarter of 2010. During the quarter, the Company recorded $2.3 million in net allowance charges, compared with $6.3 million in the comparable quarter of 2010. The Company’s performance has been positively impacted by operational efficiencies surrounding the cash collections process, including the continued refinement of dialer technology and account scoring analytics. Additionally, the Company has continued to develop its internal legal collection staff resources, which enables us to place accounts into that channel that otherwise would have been prohibitively expensive for legal action.

Fee income decreased from $16.1 million in the second quarter of 2010 to $14.5 million in the second quarter of 2011 mainly due to a decline in fee income generated by our PRA Location Services business, partially offset by an increase in fee income generated by our Government Services subsidiaries. The decline was due primarily to the continued adverse impact of the economic slowdown on general business growth.

Operating expenses were $70.4 million in the second quarter of 2011, up 20.0% over the second quarter of 2010, due primarily to increases in compensation expense, legal collection fees, legal collection costs and communications expense. Compensation expense increased primarily as a result of larger staff sizes as well as increased share-based compensation expense related to our Long-Term Incentive Programs. Legal collection fees and legal collection costs increased from $10.6 million in the second quarter of 2010 to $15.8 million in the second quarter of 2011. This increase was the result of several factors, including growth in the size of our owned debt portfolios, expansion of our internal legal collection resources, and refinement of our internal scoring methodology that expanded our account selections for legal action. The communications expense increase was mainly due to a growth in mailings resulting from an increase in special letter campaigns and higher telephone expenses driven by a greater number of finance receivables to work, as well as a significant expansion of our dialer capacity and a resulting increase in the number of calls generated by the dialer.

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

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Income recognized on finance receivables, net	87.4%	82.7%	86.6%	82.1%
Fee income	12.6%	17.3%	13.4%	17.9%

Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	30.3%	33.2%	30.4%	34.3%
Legal collection fees	5.2%	4.4%	5.2%	4.7%
Legal collection costs	8.6%	6.9%	8.5%	6.8%
Agent fees	1.5%	3.1%	1.9%	3.7%
Outside fees and services	3.5%	3.4%	3.3%	3.4%
Communications	5.0%	4.4%	5.3%	5.2%
Rent and occupancy	1.3%	1.4%	1.3%	1.4%
Depreciation and amortization	2.9%	3.4%	2.9%	3.3%
Other operating expenses	3.0%	2.8%	2.8%	2.8%

Total operating expenses	61.3%	63.1%	61.6%	65.6%
Gain on sale of property	1.0%	0.0%	0.5%	0.0%

Income from operations	39.7%	36.9%	38.9%	34.4%
Other income and (expense):
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(2.3%)	(2.3%)	(2.4%)	(2.5%)

Income before income taxes	37.4%	34.6%	36.5%	31.9%
Provision for income taxes	15.1%	13.4%	14.8%	12.4%

Net income	22.3%	21.2%	21.7%	19.5%
Less net income attributable to redeemable noncontrolling interest	(0.0%)	(0.2%)	(0.3%)	(0.1%)

Net income attributable to Portfolio Recovery Associates, Inc.	22.3%	21.0%	21.4%	19.4%

We use the following terminology throughout our reports:

•	“Allowance charges” refers to a reduction in income recognized on finance receivables on pools of finance receivables whose cash collection estimates are not received or projected to not be received.

•	“Amortization rate” refers to cash collections applied to principal on finance receivables as a percentage of total cash collections.

•	“Buybacks” refers to purchase price refunded by the seller due to the return of non-compliant accounts.

•	“Cash collections” refers to collections on our owned portfolios only, exclusive of fee income.

•	“Cash receipts” refers to collections on our owned portfolios plus fee income.

•

“Core” accounts or portfolios refer to accounts or portfolios that are defaulted consumer receivables and are not in a bankrupt status upon purchase. These accounts are aggregated separately from purchased bankruptcy accounts.

•	“Estimated remaining collections” refers to the sum of all future projected cash collections on our owned portfolios.

•	“Fee income” refers to revenues generated from our fee-for-service subsidiaries.

•	“Income recognized on finance receivables” refers to income derived from our owned debt portfolios.

•	“Income recognized on finance receivables, net” refers to income derived from our owned debt portfolios and is shown net of allowance charges.

•	“Net finance receivable balance” refers to the purchase price less amortization and allowance charges over the life of the portfolio.

•	“Principal amortization” refers to cash collections applied to principal on finance receivables.

•	“Purchase price” refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less buybacks.

•	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy when we purchase them and as such are purchased as a pool of bankrupt accounts.

•	“Total estimated collections” refers to the actual cash collections, including cash sales, plus estimated remaining collections.

•	“Total estimated collections to purchase price” refers to the total estimated collections divided by the purchase price.

Three Months Ended June 30, 2011 Compared To Three Months Ended June 30, 2010

Revenues

Total revenues were $114.8 million for the three months ended June 30, 2011, an increase of $21.8 million, or 23.4%, compared to total revenues of $93.0 million for the three months ended June 30, 2010.

Income Recognized on Finance Receivables, net

Income recognized on finance receivables, net was $100.3 million for the three months ended June 30, 2011, an increase of $23.4 million, or 30.4%, compared to income recognized on finance receivables, net of $76.9 million for the three months ended June 30, 2010. The increase was primarily due to an increase in cash collections on our finance receivables to $176.3 million for the three months ended June 30, 2011, from $128.4 million for the three months ended June 30, 2010, an increase of $47.9 million or 37.3%. During the three months ended June 30, 2011, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $1.41 billion at a cost of $89.5 million. During the three months ended June 30, 2010, we acquired defaulted consumer receivable portfolios with an aggregate face value of $1.67 billion at a cost of $86.8 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period’s buying.

Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended June 30, 2011, we recorded net allowance charges of $2.3 million, of which $2.0 million related to non-bankruptcy portfolios acquired in 2008 offset by an allowance charge reversal of $0.2 million on non-bankruptcy portfolios purchased in 2005. The remaining $0.5 million mainly related to bankruptcy portfolios acquired in 2008. For the three months ended June 30, 2010, we recorded net allowance charges of $6.3 million, the majority of which related to non-bankruptcy portfolios acquired from 2005 through 2008. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff.

Fee Income

Fee income was $14.5 million for the three months ended June 30, 2011, a decrease of $1.6 million, or 9.9%, compared to fee income of $16.1 million for the three months ended June 30, 2010. Fee income decreased primarily due to a decline in revenue generated by our PRA Location Services business as a result of the continued adverse impact of the economic slowdown on general business growth. This was partially offset by an increase in revenues generated by our government services businesses.

Operating Expenses

Total operating expenses were $70.4 million for the three months ended June 30, 2011, an increase of $11.7 million or 19.9% compared to total operating expenses of $58.7 million for the three months ended June 30, 2010. Total operating expenses were 36.9% of cash receipts for the three months ended June 30, 2011 compared to 40.6% for the same period in 2010.

Compensation and Employee Services

Compensation and employee services expenses were $34.8 million for the three months ended June 30, 2011, an increase of $3.9 million, or 12.6%, compared to compensation and employee services expenses of $30.9 million for the three months ended June 30, 2010. This increase is mainly due to an overall increase in our collection staff as well as the hiring of non-collection personnel. Compensation and employee services expenses increased as total employees grew 5.3% to 2,504 as of June 30, 2011, from 2,377 as of June 30, 2010. Compensation and employee services expenses as a percentage of cash receipts decreased to 18.3% for the three months ended June 30, 2011, from 21.4% of cash receipts for the same period in 2010.

Legal Collection Fees

Legal collection fees represent the contingent fees for the cash collections generated by our independent third party attorney network. Legal collection fees were $6.0 million for the three months ended June 30, 2011, an increase of $1.9 million, or 46.3%, compared to legal collection fees of $4.1 million for the three months ended June 30, 2010. This increase was the result of an increase in our external legal collections which increased $8.5 million or 45.2%, from $18.8 million for the three months ended June 30, 2010 to $27.3 million for the three months ended June 30, 2011. Legal collection fees for the three months ended June 30, 2011 were 21.8% of external legal cash collections, compared to 21.9% for the three months ended June 31, 2010.

Legal Collection Costs

Legal collection costs are costs paid to courts where a lawsuit is filed. It also includes the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $9.9 million for the three months ended June 30, 2011, an increase of $3.5 million, or 54.7%, compared to legal collection costs of $6.4 million for the three months ended June 30, 2010. The increase was attributable to an increase in legal collection costs resulting from accounts referred to both our in-house attorneys and outside independent contingent fee attorneys due to the refinement of our internal scoring methodology that expanded our account selections for legal action. In addition, the growth in the size of our owned debt portfolios resulted in additional document costs related to the filing of more lawsuits. These legal collection costs represent 22.8% and 21.3% of our total legal collections for the three month periods ended June 30, 2011 and 2010, respectively.

Agent Fees

Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $1.7 million for the three months ended June 30, 2011, a decrease of $1.2 million, or 41.4%, compared to agent fees of $2.9 million for the three months ended June 30, 2010. The decrease was mainly due to a decline in agent fees related to reduced business activity associated with PRA Location Services.

Outside Fees and Services

Outside fees and services expenses were $4.1 million for the three months ended June 30, 2011, an increase of $0.9 million or 28.1% compared to outside fees and services expenses of $3.2 million for the three months ended June 30, 2010. The $0.9 million increase was attributable to an increase in corporate legal expense and other outside fees and services.

Communications

Communications expenses were $5.7 million for the three months ended June 30, 2011, an increase of $1.6 million, or 39%, compared to communications expenses of $4.1 million for the three months ended June 30, 2010. The increase was mainly due to a growth in mailings resulting from an increase in special letter campaigns. The remaining increase was attributable to higher telephone expenses driven by a greater number of finance receivables to work, as well as a significant expansion of our dialer capacity and a resulting increase in the number of calls generated by the dialer. Mailings were responsible for 93.8% or $1.5 million of this increase, while the remaining 6.2% or $0.1 million was attributable to increased call volumes.

Rent and Occupancy

Rent and occupancy expenses were $1.4 million for the three months ended June 30, 2011, an increase of $0.1 million, or 7.7%, compared to rent and occupancy expenses of $1.3 million for the three months ended June 30, 2010. The increase was due to the expansion of our Hampton, Virginia call center and other renewals and expansions, as well as increased utility charges.

Depreciation and Amortization

Depreciation and amortization expenses were $3.3 million for the three months ended June 30, 2011, an increase of $0.1 million or 3.1% compared to depreciation and amortization expenses of $3.2 million for the three months ended June 30, 2010. The increase is the result of continued capital expenditures on equipment, software and computers related to our growth and systems upgrades.

Other Operating Expenses

Other operating expenses were $3.5 million for the three months ended June 30, 2011, an increase of $0.9 million or 34.6% compared to other operating expenses of $2.6 million for the three months ended June 30, 2010. Of the $0.9 million increase, $0.4 million was attributable to an increase in gross receipts tax expense mainly due to the general growth of the company as well as changes in state tax laws which required additional gross receipt tax expenses to be incurred. No other individual item represents a significant portion of the overall increase.

Gain on Sale of Property

Gain on sale of property was $1.2 million for the three months ended June 30, 2011, compared to $0 for the three months ended June 30, 2010. The increase is the result of the sale of a parcel of land adjacent to our Norfolk headquarters during the second quarter of 2011.

Interest Income

Interest income was $0 for both the three months ended June 30, 2011 and 2010.

Interest Expense

Interest expense was $2.6 million for the three months ended June 30, 2011, an increase of $0.4 million compared to interest expense of $2.2 million for the three months ended June 30, 2010. The increase was mainly due to an increase in our weighted average interest rate, which increased to 3.7% for the three months ended June 30, 2011, compared to 2.4% for the three months ended June 30, 2010, partially offset by a decrease in our average borrowings under our revolving credit facility for the three months ended June 30, 2011 compared to the same period in 2010.

Provision for Income Taxes

Income tax expense was $17.3 million for the three months ended June 30, 2011, an increase of $4.8 million, or 38.4%, compared to income tax expense of $12.5 million for the three months ended June 30, 2010. The increase is mainly due to an increase of 33.4% in income before taxes for the three months ended June 30, 2011, compared to the same period in 2010, as well as an increase in the effective tax rate to 40.4% for the three months ended June 30,

2011, compared to an effective tax rate of 38.8% for the same period in 2010. The increase in the effective tax rate is primarily attributable to an increase in the state effective rate due to a change in the mix of income apportionment between various states.

Six Months Ended June 30, 2011 Compared To Six Months Ended June 30, 2010

Revenues

Total revenues were $226.6 million for the six months ended June 30, 2011, an increase of $50.2 million, or 28.5%, compared to total revenues of $176.4 million for the six months ended June 30, 2010.

Income Recognized on Finance Receivables, net

Income recognized on finance receivables, net was $196.3 million for the six months ended June 30, 2011, an increase of $51.4 million, or 35.5%, compared to income recognized on finance receivables, net of $144.9 million for the six months ended June 30, 2010. The increase was primarily due to an increase in cash collections on our finance receivables to $343.0 million for the six months ended June 30, 2011, from $247.6 million for the six months ended June 30, 2010, an increase of $95.4 million or 38.5%. During the six months ended June 30, 2011, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $2.9 billion at a cost of $197.4 million. During the six months ended June 30, 2010, we acquired defaulted consumer receivable portfolios with an aggregate face value of $3.6 billion at a cost of $189.4 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period’s buying.

Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the six months ended June 30, 2011, we recorded net allowance charges of $6.3 million, of which $3.6 million related to non-bankruptcy portfolios acquired from 2005 through 2008. The remaining $2.7 million mainly related to bankruptcy portfolios acquired in 2007 and 2008. For the six months ended June 30, 2010, we recorded net allowance charges of $13.2 million, the majority of which related to non-bankruptcy portfolios acquired from 2005 through 2007. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff.

Fee Income

Fee income was $30.3 million for the six months ended June 30, 2011, a decrease of $1.2 million, or 3.8%, compared to fee income of $31.5 million for the six months ended June 30, 2010. Fee income decreased primarily due to a decline in revenue generated by our PRA Location Services business as a result of the continued adverse impact of the economic slowdown on general business growth. This decrease was partially offset by increases in fee income generated by CCB, in which we acquired a majority interest on March 15, 2010, and increases in revenues generated by our government services businesses during the six months ended June 30, 2011, compared to the prior year period.

Operating Expenses

Total operating expenses were $139.5 million for the six months ended June 30, 2011, an increase of $23.9 million or 20.7% compared to total operating expenses of $115.6 million for the six months ended June 30, 2010. Total operating expenses were 37.4% of cash receipts for the six months ended June 30, 2011 compared to 41.4% for the same period in 2010.

Compensation and Employee Services

Compensation and employee services expenses were $69.0 million for the six months ended June 30, 2011, an increase of $8.5 million, or 14.0%, compared to compensation and employee services expenses of $60.5 million for the six months ended June 30, 2010. This increase is mainly due to an overall increase in our collection staff as well as the hiring of non-collection personnel. Compensation and employee services expenses increased as total employees grew 5.3% to 2,504 as of June 30, 2011, from 2,377 as of June 30, 2010. Compensation and employee services expenses as a percentage of cash receipts decreased to 18.5% for the six months ended June 30, 2011, from 21.7% of cash receipts for the same period in 2010.

Legal Collection Fees

Legal collection fees represent the contingent fees for the cash collections generated by our independent third party attorney network. Legal collection fees were $11.7 million for the six months ended June 30, 2011, an increase of $3.5 million, or 42.7%, compared to legal collection fees of $8.2 million for the six months ended June 30, 2010. This increase was the result of an increase in our external legal collections which increased $15.6 million or 42.0%, from $37.1 million for the six months ended June 30, 2010 to $52.7 million for the six months ended June 30, 2011. Legal collection fees for the six months ended June 30, 2011 were 22.2% of external legal cash collections, compared to 22.1% for the six months ended June 31, 2010.

Legal Collection Costs

Legal collection costs are costs paid to courts where a lawsuit is filed. It also includes the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $19.2 million for the six months ended June 30, 2011, an increase of $7.1 million, or 58.7%, compared to legal collection costs of $12.1 million for the six months ended June 30, 2010. The increase was attributable to an increase in legal collection costs resulting from accounts referred to both our in-house attorneys and outside independent contingent fee attorneys due to the refinement of our internal scoring methodology that expanded our account selections for legal action. In addition, growth in the size of our owned debt portfolios resulted in additional document costs related to filing of more lawsuits. These legal collection costs represent 22.8% and 20.4% of our total legal collections for the six month periods ended June 30, 2011 and 2010, respectively.

Agent Fees

Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $4.4 million for the six months ended June 30, 2011, a decrease of $2.2 million, or 33.3%, compared to agent fees of $6.6 million for the six months ended June 30, 2010. The decrease was mainly due to a decline in agent fees related to reduced business activity associated with PRA Location Services.

Outside Fees and Services

Outside fees and services expenses were $7.5 million for the six months ended June 30, 2011, an increase of $1.5 million or 25.0% compared to outside fees and services expenses of $6.0 million for the six months ended June 30, 2010. The $1.5 million increase was attributable to an increase in corporate legal expense and other outside fees and services.

Communications

Communications expenses were $12.0 million for the six months ended June 30, 2011, an increase of $2.8 million, or 30.4%, compared to communications expenses of $9.2 million for the six months ended June 30, 2010. The increase was mainly due to a growth in mailings resulting from an increase in special letter campaigns. The remaining increase was attributable to higher telephone expenses driven by a greater number of finance receivables to work, as well as a significant expansion of our dialer capacity and a resulting increase in the number of calls generated by the dialer. Mailings were responsible for 92.9% or $2.6 million of this increase, while the remaining 7.1% or $0.2 million was attributable to increased call volumes.

Rent and Occupancy

Rent and occupancy expenses were $2.8 million for the six months ended June 30, 2011, an increase of $0.3 million, or 12.0%, compared to rent and occupancy expenses of $2.5 million for the six months ended June 30, 2010. The increase was due to the expansion of our Hampton, Virginia call center, the additional space resulting from our acquisition of a 62% controlling interest in CCB on March 15, 2010, and other renewals and expansions, as well as increased utility charges.

Depreciation and Amortization

Depreciation and amortization expenses were $6.5 million for the six months ended June 30, 2011, an increase of $0.7 million or 12.1% compared to depreciation and amortization expenses of $5.8 million for the six months ended June 30, 2010. The increase is mainly due to additional expenses incurred related to the depreciation and amortization of the tangible and intangible assets acquired in the acquisition of a 62% controlling interest in CCB on March 15, 2010. Additional increases are the result of continued capital expenditures on equipment, software and computers related to our growth and systems upgrades.

Other Operating Expenses

Other operating expenses were $6.4 million for the six months ended June 30, 2011, an increase of $1.5 million or 30.6% compared to other operating expenses of $4.9 million for the six months ended June 30, 2010. Of the $1.5 million increase, $0.5 million was attributable to an increase in gross receipts tax expense mainly due to the general growth of the company as well as changes in state tax laws which required additional gross receipt tax expenses to be incurred. No other individual item represents a significant portion of the overall increase.

Gain on Sale of Property

Gain on sale of property was $1.2 million for the six months ended June 30, 2011, compared to $0 for the six months ended June 30, 2010. The increase is the result of the sale of a parcel of land adjacent to our Norfolk headquarters during the second quarter of 2011.

Interest Income

Interest income was $0 for the six months ended June 30, 2011, compared to $35,000 of interest income for the six months ended June 30, 2010. The decrease is the result of the interest earned on the refund received on the overpayment of federal income tax during the six months ended June 30, 2010.

Interest Expense

Interest expense was $5.5 million for the six months ended June 30, 2011, an increase of $1.1 million compared to interest expense of $4.4 million for the six months ended June 30, 2010. The increase was mainly due to an increase in our weighted average interest rate, which increased to 3.7% for the six months ended June 30, 2011, compared to 2.4% for the six months ended June 30, 2010, partially offset by a decrease in our average borrowings under our revolving credit facility for the six months ended June 30, 2011, compared to the same period in 2010.

Provision for Income Taxes

Income tax expense was $33.5 million for the six months ended June 30, 2011, an increase of $11.5 million, or 52.3%, compared to income tax expense of $22.0 million for the six months ended June 30, 2010. The increase is mainly due to an increase of 46.6% in income before taxes for the six months ended June 30, 2011, compared to the same period in 2010, as well as an increase in the effective tax rate to 40.4% for the six months ended June 30, 2011, compared to an effective tax rate of 38.9% for the same period in 2010. The increase in the effective tax rate is primarily attributable to an increase in the state effective rate due to a change in the mix of income apportionment between various states.

Below are certain key financial data and ratios for the periods indicated:

FINANCIAL HIGHLIGHTS	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2011	2010	Change	2011	2010	Change
EARNINGS
Income recognized on finance receivables, net	$100,303	$76,920	30%	$196,277	$144,871	35%
Fee income	14,492	16,109	-10%	30,295	31,536	-4%
Total revenues	114,795	93,029	23%	226,572	176,407	28%
Operating expenses	70,415	58,700	20%	139,488	115,642	21%
Income from operations	45,537	34,329	33%	88,241	60,765	45%
Net interest expense	2,635	2,177	21%	5,502	4,322	27%
Net income	25,576	19,678	30%	49,285	34,483	43%
Net income attributable to Portfolio Recovery Associates, Inc.	25,574	19,528	31%	48,695	34,328	42%

PERIOD-END BALANCES
Cash and cash equivalents	$25,481	$18,250	40%	$25,481	$18,250	40%
Finance receivables, net	879,515	775,606	13%	879,515	775,606	13%
Goodwill and intangible assets, net	77,643	83,090	-7%	77,643	83,090	-7%
Total assets	1,021,617	915,021	12%	1,021,617	915,021	12%
Line of credit	250,000	289,500	-14%	250,000	289,500	-14%
Total liabilities	463,153	451,214	3%	463,153	451,214	3%
Total equity	542,396	448,727	21%	542,396	448,727	21%

FINANCE RECEIVABLE COLLECTIONS
Cash collections	$176,281	$128,406	37%	$342,998	$247,601	39%
Principal amortization without allowance charges	73,695	45,166	63%	140,398	89,540	57%
Principal amortization with allowance charges	75,978	51,486	48%	146,721	102,730	43%
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	43.1%	40.1%	7%	42.8%	41.5%	3%
Excluding fully amortized pools	45.7%	43.5%	5%	45.5%	44.7%	2%
Estimated remaining collections - core	$1,072,777	$929,144	15%	$1,072,777	$929,144	15%
Estimated remaining collections - bankruptcy	743,228	682,365	9%	743,228	682,365	9%
Estimated remaining collections - total	1,816,005	1,611,509	13%	1,816,005	1,611,509	13%

ALLOWANCE FOR FINANCE RECEIVABLES
Balance at period-end	$82,730	$64,445	28%	$82,730	$64,445	28%
Allowance charge	$2,283	$6,320	-64%	$6,323	$13,190	-52%
Allowance charge to period-end net finance receivables	0.26%	0.81%	-68%	0.72%	1.70%	-58%
Allowance charge to net finance receivable income	2.28%	8.22%	-72%	3.22%	9.10%	-65%
Allowance charge to cash collections	1.30%	4.92%	-74%	1.84%	5.33%	-65%

PURCHASES OF FINANCE RECEIVABLES
Purchase price - core	$52,323	$42,277	24%	$113,617	$73,315	55%
Face value - core	1,034,898	885,321	17%	2,043,655	1,478,460	38%
Purchase price - bankruptcy	37,204	44,505	-16%	83,811	116,087	-28%
Face value - bankruptcy	378,051	781,976	-52%	860,993	2,080,084	-59%
Purchase price - total	89,527	86,782	3%	197,428	189,402	4%
Face value - total	1,412,949	1,667,297	-15%	2,904,648	3,558,544	-18%
Number of portfolios - total	76	78	-3%	155	162	-4%

PER SHARE DATA
Net income per common share - diluted	$1.48	$1.14	30%	$2.83	$2.06	37%
Weighted average number of shares outstanding - diluted	17,225	17,080	1%	17,212	16,641	3%
Closing market price	$84.79	$66.78	27%	$84.79	$66.78	27%

RATIOS AND OTHER DATA
Return on average equity (1)	19.20%	17.86%	7%	18.74%	16.53%	13%
Return on revenue (2)	22.28%	21.15%	5%	21.75%	19.55%	11%
Operating margin (3)	39.67%	36.90%	7%	38.95%	34.45%	13%
Operating expense to cash receipts (4)	36.91%	40.62%	-9%	37.37%	41.43%	-10%
Debt to equity (5)	46.43%	64.78%	-28%	46.43%	64.78%	-28%
Cash collections per collector hour paid:
Core cash collections	$154	$127	21%	$158	$113	40%
Total cash collections	$243	$188	29%	$242	$145	67%
Excluding external legal collections	$205	$160	28%	$205	$157	31%
Excluding bankruptcy and external legal collections	$116	$100	16%	$121	$103	17%
Number of collectors	1,517	1,384	10%	1,517	1,384	10%
Number of employees	2,504	2,377	5%	2,504	2,377	5%
Cash receipts (4)	$190,773	$144,515	32%	$373,292	$279,137	34%
Line of credit - unused portion at period end	157,500	75,500	109%	157,500	75,500	109%

Notes:

(1)	Calculated as annualized net income divided by average equity for the period
(2)	Calculated as net income divided by total revenues
(3)	Calculated as income from operations divided by total revenues
(4)	“Cash receipts” is defined as cash collections plus fee income
(5)	For purposes of this ratio, “debt” equals the line of credit balance plus long-term debt

FINANCIAL HIGHLIGHTS	For the Quarter Ended
(dollars in thousands)	June 30 2011	March 31 2011	December 31 2010	September 30 2010	June 30 2010
EARNINGS
Income recognized on finance receivables, net	$100,303	$95,974	$84,783	$80,026	$76,920
Fee income	14,492	15,803	15,972	15,518	16,109
Total revenues	114,795	111,777	100,755	95,544	93,029
Operating expenses	70,415	69,072	64,480	62,721	58,700
Income from operations	45,537	42,705	36,275	32,823	34,329
Net interest expense	2,635	2,867	2,488	2,178	2,177
Net income	25,576	23,709	20,631	18,757	19,678
Net income attributable to Portfolio Recovery Associates, Inc.	25,574	23,121	20,645	18,481	19,528

PERIOD-END BALANCES
Cash and cash equivalents	$25,481	$35,443	$41,094	$20,297	$18,250
Finance receivables, net	879,515	866,992	831,330	807,239	775,606
Goodwill and intangible assets, net	77,643	78,893	80,144	81,610	83,090
Total assets	1,021,617	1,020,099	995,908	947,737	915,021
Line of credit	250,000	290,000	300,000	288,500	289,500
Total liabilities	463,153	489,136	490,943	464,781	451,214
Total equity	542,396	515,710	490,516	468,425	448,727

FINANCE RECEIVABLE COLLECTIONS
Cash collections	$176,281	$166,717	$144,363	$137,377	$128,406
Principal amortization without allowance	73,695	66,703	54,139	50,830	45,166
Principal amortization with allowance	75,978	70,743	59,580	57,351	51,486
Principal amortization w/ allowance as % of cash collections:
Including fully amortized pools	43.1%	42.4%	41.3%	41.7%	40.1%
Excluding fully amortized pools	45.7%	45.3%	44.3%	44.7%	43.5%
Estimated remaining collections - core	$1,072,777	$1,040,140	$974,108	$934,942	$929,144
Estimated remaining collections - bankruptcy	743,228	753,130	749,410	734,632	682,365
Estimated remaining collections - total	1,816,005	1,793,270	1,723,518	1,669,574	1,611,509

ALLOWANCE FOR FINANCE RECEIVABLES
Balance at period-end	$82,730	$80,447	$76,407	$70,965	$64,445
Allowance charge	$2,283	$4,040	$5,442	$6,520	$6,320
Allowance charge to period-end net finance receivables	0.26%	0.47%	0.65%	0.81%	0.81%
Allowance charge to net finance receivable income	2.28%	4.21%	6.42%	8.15%	8.22%
Allowance charge to cash collections	1.30%	2.42%	3.77%	4.75%	4.92%

PURCHASES OF FINANCE RECEIVABLES
Purchase price - core	$52,323	$61,294	$44,852	$31,831	$42,277
Face value - core	1,034,898	1,008,758	1,357,301	588,551	885,321
Purchase price - bankruptcy	37,204	46,607	40,671	60,687	44,505
Face value - bankruptcy	378,051	482,941	511,588	788,967	781,976
Purchase price - total	89,527	107,901	85,523	92,518	86,782
Face value - total	1,412,949	1,491,699	1,868,889	1,377,518	1,667,297
Number of portfolios - total	76	79	75	68	78

PER SHARE DATA
Net income per common share - diluted	$1.48	$1.34	$1.20	$1.08	$1.14
Weighted average number of shares outstanding - diluted	17,225	17,199	17,165	17,093	17,080
Closing market price	$84.79	$85.13	$75.20	$64.66	$66.78

RATIOS AND OTHER DATA
Return on average equity (1)	19.20%	18.25%	17.09%	16.04%	17.86%
Return on revenue (2)	22.28%	21.21%	20.48%	19.63%	21.15%
Operating margin (3)	39.67%	38.21%	36.00%	34.35%	36.90%
Operating expense to cash receipts (4)	36.91%	37.84%	40.22%	41.02%	40.62%
Debt to equity (5)	46.43%	56.64%	61.65%	61.80%	64.78%
Cash collections per collector hour paid:
Core cash collections	$154	$162	$129	$127	$127
Total cash collections	$243	$241	$204	$200	$188
Excluding external legal collections	$205	$204	$174	$170	$160
Excluding bankruptcy and external legal collections	$116	$125	$98	$97	$100
Number of collectors	1,517	1,486	1,472	1,422	1,384
Number of employees	2,504	2,482	2,473	2,421	2,377
Cash receipts (4)	$190,773	$182,520	$160,335	$152,895	$144,515
Line of credit - unused portion at period end	157,500	117,500	107,500	76,500	75,500

Notes:

(1)	Calculated as annualized net income divided by average equity for the period
(2)	Calculated as net income divided by total revenues
(3)	Calculated as income from operations divided by total revenues
(4)	“Cash receipts” is defined as cash collections plus fee income
(5)	For purposes of this ratio, “debt” equals the line of credit balance plus long-term debt

Supplemental Performance Data

Owned Portfolio Performance:

The following tables show certain data related to our owned portfolio. These tables describe the purchase price, actual cash collections and future estimates of cash collections, income recognized on finance receivables (gross and net of allowance charges), principal amortization, allowance charges, finance receivable, net balances and related multiples. Further, these tables disclose our entire portfolio, as well as its subsets; the portfolio of purchased bankrupt accounts and our Core portfolio which are further broken down into quarter-to-date, year-to-date and life-to-date tables. The accounts represented in the purchased bankruptcy tables are those portfolios of accounts that were bankrupt at the time of purchase. This contrasts with accounts that file bankruptcy after we purchase them, which continue to be tracked in their corresponding Core portfolio.

The purchase price multiples from 2005 through the second quarter of 2011 described in the table below are lower than historical multiples in previous years. This trend is primarily, but not entirely related to pricing competition. When competition increases, and/or supply decreases so that pricing becomes negatively impacted on a relative basis (total lifetime collections in relation to purchase price), yields tend to trend lower. The opposite occurs when pricing trends are favorable.

To the extent that lower purchase price multiples are the ultimate result of more competitive pricing and lower yields, this will generally lead to higher amortization rates (payments applied to principal as a percentage of cash collections), lower operating margins and ultimately lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to increase. It is important to consider, however, that to the extent we can improve our collection operations by collecting additional cash from a discreet quantity and quality of accounts, and/or by collecting cash at a lower cost structure, we can positively impact the collection to purchase price ratio and operating margins. We continue to make significant enhancements to our analytical abilities, management personnel and capabilities, all with the intent to collect more cash at lower cost.

Additionally, however, the processes we employ to initially book newly acquired pools of accounts and forecast future estimated collections for any given portfolio of accounts has evolved over the years due to a number of factors including economic conditions. Our revenue recognition under ASC 310-30 is driven by estimates of the ultimate magnitude of estimated lifetime collections as well as the timing of those collections. We have progressed towards booking new portfolio purchases using a higher confidence level for both estimated collection amounts and timing. Subsequent to the initial booking, as we gain collection experience and comfort with a pool of accounts, we continuously update estimated remaining collections (“ERC”). These processes, along with the aforementioned operational enhancements, have tended to cause the ratio of collections, including ERC, to purchase price for any given year of buying to gradually increase over time. As a result, our estimate of lifetime collections to purchase price has generally, but not always, shown relatively steady increases as pools have aged. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from purchase than say a pool that was just two years from purchase.

Life-to-Date

Entire Portfolio

	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000
		Inception through June 30, 2011					As of June 30, 2011
($ in thousands)		Actual Cash	Income			Income	Net Finance
		Collections	Recognized			Recognized	Receivables	Estimated	Total	Total Estimated
Purchase	Purchase	Including Cash	on Finance	Principal	Allowance	on Finance	Balance at	Remaining	Estimated	Collections to
Period	Price	Sales	Receivables	Amortization	Charges	Receivables, Net	June 30, 2011	Collections	Collections	Purchase Price
1996	$3,080	$10,108	$6,985	$3,123	$0	$6,985	$0	$75	$10,183	331%
1997	7,685	25,229	17,126	8,103	0	17,126	0	258	25,487	332%
1998	11,089	36,789	25,801	10,988	0	25,801	0	414	37,203	335%
1999	18,898	67,698	48,524	19,174	0	48,524	0	1,252	68,950	365%
2000	25,020	112,216	87,019	25,197	0	87,019	0	3,063	115,279	461%
2001	33,481	168,858	134,506	34,352	0	134,506	0	4,230	173,088	517%
2002	42,325	187,667	145,342	42,325	0	145,342	0	5,012	192,679	455%
2003	61,448	248,330	186,882	61,448	0	186,882	0	8,101	256,431	417%
2004	59,177	183,432	125,455	57,977	1,200	124,255	0	8,433	191,865	324%
2005	143,169	280,311	170,172	110,139	17,055	153,117	15,976	29,892	310,203	217%
2006	107,705	179,297	112,695	66,602	19,315	93,380	21,788	39,094	218,391	203%
2007	258,381	372,501	211,900	160,601	18,715	193,185	79,060	134,603	507,104	196%
2008	275,141	317,577	194,854	122,723	26,445	168,409	125,937	213,765	531,342	193%
2009	281,425	330,310	212,715	117,595	0	212,715	163,829	402,929	733,239	261%
2010	359,235	194,466	115,580	78,886	0	115,580	280,349	591,253	785,719	219%
2011	197,702	16,815	11,702	5,113	0	11,702	192,576	373,631	390,446	197%

Total	$1,884,961	$2,731,604	$1,807,258	$924,346	$82,730	$1,724,528	$879,515	$1,816,005	$4,547,609	241%

Purchased Bankruptcy Portfolio

	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000
		Inception through June 30, 2011					As of June 30, 2011
($ in thousands)		Actual Cash	Income			Income	Net Finance
		Collections	Recognized			Recognized	Receivables	Estimated	Total	Total Estimated
Purchase	Purchase	Including Cash	on Finance	Principal	Allowance	on Finance	Balance at	Remaining	Estimated	Collections to
Period	Price	Sales	Receivables	Amortization	Charges	Receivables, Net	June 30, 2011	Collections	Collections	Purchase Price
1996-2003	$0	$0	$0	$0	$0	$0	$0	$0	$0	0%
2004	7,468	14,243	7,975	6,268	1,200	6,775	0	130	14,373	192%
2005	29,301	43,065	14,636	28,429	790	13,846	83	214	43,279	148%
2006	17,648	29,935	13,710	16,225	1,300	12,410	123	1,350	31,285	177%
2007	78,551	88,114	32,463	55,651	4,010	28,453	18,891	22,889	111,003	141%
2008	108,613	105,998	54,612	51,386	1,800	52,812	55,426	77,601	183,599	169%
2009	156,062	147,753	98,291	49,462	0	98,291	106,599	213,048	360,801	231%
2010	209,693	86,796	54,094	32,702	0	54,094	176,991	299,122	385,918	184%
2011	83,808	1,769	1,718	51	0	1,718	83,757	128,874	130,643	156%

Total	$691,144	$517,673	$277,499	$240,174	$9,100	$268,399	$441,870	$743,228	$1,260,901	182%

Core Portfolio

	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000
		Inception through June 30, 2011					As of June 30, 2011
($ in thousands)		Actual Cash	Income			Income	Net Finance
		Collections	Recognized			Recognized	Receivables	Estimated	Total	Total Estimated
Purchase	Purchase	Including Cash	on Finance	Principal	Allowance	on Finance	Balance at	Remaining	Estimated	Collections to
Period	Price	Sales	Receivables	Amortization	Charges	Receivables, Net	June 30, 2011	Collections	Collections	Purchase Price
1996	$3,080	$10,108	$6,985	$3,123	$0	$6,985	$0	$75	$10,183	331%
1997	7,685	25,229	17,126	8,103	0	17,126	0	258	25,487	332%
1998	11,089	36,789	25,801	10,988	0	25,801	0	414	37,203	335%
1999	18,898	67,698	48,524	19,174	0	48,524	0	1,252	68,950	365%
2000	25,020	112,216	87,019	25,197	0	87,019	0	3,063	115,279	461%
2001	33,481	168,858	134,506	34,352	0	134,506	0	4,230	173,088	517%
2002	42,325	187,667	145,342	42,325	0	145,342	0	5,012	192,679	455%
2003	61,448	248,330	186,882	61,448	0	186,882	0	8,101	256,431	417%
2004	51,709	169,189	117,480	51,709	0	117,480	0	8,303	177,492	343%
2005	113,868	237,246	155,536	81,710	16,265	139,271	15,893	29,678	266,924	234%
2006	90,057	149,362	98,985	50,377	18,015	80,970	21,665	37,744	187,106	208%
2007	179,830	284,387	179,437	104,950	14,705	164,732	60,169	111,714	396,101	220%
2008	166,528	211,579	140,242	71,337	24,645	115,597	70,511	136,164	347,743	209%
2009	125,363	182,557	114,424	68,133	0	114,424	57,230	189,881	372,438	297%
2010	149,542	107,670	61,486	46,184	0	61,486	103,358	292,131	399,801	267%
2011	113,894	15,046	9,984	5,062	0	9,984	108,819	244,757	259,803	228%

Total	$1,193,817	$2,213,931	$1,529,759	$684,172	$73,630	$1,456,129	$437,645	$1,072,777	$3,286,708	275%

Year-to-Date

Entire Portfolio

	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000
		For the Six Months Ended June 30, 2011					As of June 30, 2011
($ in thousands)		Actual Cash	Income			Income	Net Finance
		Collections	Recognized			Recognized	Receivables	Estimated	Total	Total Estimated
Purchase	Purchase	Including Cash	on Finance	Principal	Allowance	on Finance	Balance at	Remaining	Estimated	Collections to
Period	Price	Sales	Receivables	Amortization	Charges	Receivables, Net	June 30, 2011	Collections	Collections	Purchase Price
1996	$3,080	$65	$65	$0	$0	$65	$0	$75	$10,183	331%
1997	7,685	107	107	0	0	107	0	258	25,487	332%
1998	11,089	182	182	0	0	182	0	414	37,203	335%
1999	18,898	533	533	0	0	533	0	1,252	68,950	365%
2000	25,020	1,381	1,381	0	0	1,381	0	3,063	115,279	461%
2001	33,481	2,185	2,185	0	0	2,185	0	4,230	173,088	517%
2002	42,325	3,235	3,235	0	0	3,235	0	5,012	192,679	455%
2003	61,448	4,878	4,878	0	0	4,878	0	8,101	256,431	417%
2004	59,177	4,804	4,632	172	(15)	4,647	0	8,433	191,865	324%
2005	143,169	9,661	5,121	4,540	238	4,883	15,976	29,892	310,203	217%
2006	107,705	10,331	6,147	4,184	(100)	6,247	21,788	39,094	218,391	203%
2007	258,381	37,363	16,660	20,703	400	16,260	79,060	134,603	507,104	196%
2008	275,141	47,989	24,143	23,846	5,800	18,343	125,937	213,765	531,342	193%
2009	281,425	95,565	60,838	34,727	0	60,838	163,829	402,929	733,239	261%
2010	359,235	107,904	60,793	47,111	0	60,793	280,349	591,253	785,719	219%
2011	197,702	16,815	11,700	5,115	0	11,700	192,576	373,631	390,446	197%

Total	$1,884,961	$342,998	$202,600	$140,398	$6,323	$196,277	$879,515	$1,816,005	$4,547,609	241%

Purchased Bankruptcy Portfolio

	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000
		For the Six Months Ended June 30, 2011					As of June 30, 2011
($ in thousands)		Actual Cash	Income			Income	Net Finance
		Collections	Recognized			Recognized	Receivables	Estimated	Total	Total Estimated
Purchase	Purchase	Including Cash	on Finance	Principal	Allowance	on Finance	Balance at	Remaining	Estimated	Collections to
Period	Price	Sales	Receivables	Amortization	Charges	Receivables, Net	June 30, 2011	Collections	Collections	Purchase Price
1996-2003	$0	$0	$0	$0	$0	$0	$0	$0	$0	0%
2004	7,468	98	81	17	(15)	96	0	130	14,373	192%
2005	29,301	309	58	251	(112)	170	83	214	43,279	148%
2006	17,648	980	785	195	(100)	885	123	1,350	31,285	177%
2007	78,551	8,833	2,295	6,538	1,150	1,145	18,891	22,889	111,003	141%
2008	108,613	18,106	7,698	10,408	1,800	5,898	55,426	77,601	183,599	169%
2009	156,062	49,338	30,669	18,669	0	30,669	106,599	213,048	360,801	231%
2010	209,693	47,310	26,528	20,782	0	26,528	176,991	299,122	385,918	184%
2011	83,808	1,769	1,719	50	0	1,719	83,757	128,874	130,643	156%

Total	$691,144	$126,743	$69,833	$56,910	$2,723	$67,110	$441,870	$743,228	$1,260,901	182%

Core Portfolio

	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000
		For the Six Months Ended June 30, 2011					As of June 30, 2011
($ in thousands)		Actual Cash	Income			Income	Net Finance
		Collections	Recognized			Recognized	Receivables	Estimated	Total	Total Estimated
Purchase	Purchase	Including Cash	on Finance	Principal	Allowance	on Finance	Balance at	Remaining	Estimated	Collections to
Period	Price	Sales	Receivables	Amortization	Charges	Receivables, Net	June 30, 2011	Collections	Collections	Purchase Price
1996	$3,080	$65	$65	$0	$0	$65	$0	$75	$10,183	331%
1997	7,685	107	107	0	0	107	0	258	25,487	332%
1998	11,089	182	182	0	0	182	0	414	37,203	335%
1999	18,898	533	533	0	0	533	0	1,252	68,950	365%
2000	25,020	1,381	1,381	0	0	1,381	0	3,063	115,279	461%
2001	33,481	2,185	2,185	0	0	2,185	0	4,230	173,088	517%
2002	42,325	3,235	3,235	0	0	3,235	0	5,012	192,679	455%
2003	61,448	4,878	4,878	0	0	4,878	0	8,101	256,431	417%
2004	51,709	4,706	4,551	155	0	4,551	0	8,303	177,492	343%
2005	113,868	9,352	5,063	4,289	350	4,713	15,893	29,678	266,924	234%
2006	90,057	9,351	5,362	3,989	0	5,362	21,665	37,744	187,106	208%
2007	179,830	28,530	14,365	14,165	(750)	15,115	60,169	111,714	396,101	220%
2008	166,528	29,883	16,445	13,438	4,000	12,445	70,511	136,164	347,743	209%
2009	125,363	46,227	30,169	16,058	0	30,169	57,230	189,881	372,438	297%
2010	149,542	60,594	34,265	26,329	0	34,265	103,358	292,131	399,801	267%
2011	113,894	15,046	9,981	5,065	0	9,981	108,819	244,757	259,803	228%

Total	$1,193,817	$216,255	$132,767	$83,488	$3,600	$129,167	$437,645	$1,072,777	$3,286,708	275%

Quarter-to-Date

Entire Portfolio

		For the Three Months Ended June 30, 2011					As of June 30, 2011
($ in thousands)		Actual Cash	Income			Income	Net Finance
		Collections	Recognized			Recognized	Receivables	Estimated	Total	Total Estimated
Purchase	Purchase	Including Cash	on Finance	Principal	Allowance	on Finance	Balance at	Remaining	Estimated	Collections to
Period	Price	Sales	Receivables	Amortization	Charges	Receivables, Net	June 30, 2011	Collections	Collections	Purchase Price
1996	$3,080	$51	$51	$0	$0	$51	$0	$75	$10,183	331%
1997	7,685	52	52	0	0	52	0	258	25,487	332%
1998	11,089	69	69	0	0	69	0	414	37,203	335%
1999	18,898	290	290	0	0	290	0	1,252	68,950	365%
2000	25,020	698	698	0	0	698	0	3,063	115,279	461%
2001	33,481	1,038	1,038	0	0	1,038	0	4,230	173,088	517%
2002	42,325	1,516	1,516	0	0	1,516	0	5,012	192,679	455%
2003	61,448	2,341	2,341	0	0	2,341	0	8,101	256,431	417%
2004	59,177	2,319	2,320	(1)	0	2,320	0	8,433	191,865	324%
2005	143,169	4,599	2,407	2,192	(217)	2,624	15,976	29,893	310,203	217%
2006	107,705	4,924	2,967	1,957	0	2,967	21,788	39,094	218,391	203%
2007	258,381	17,662	7,843	9,819	0	7,843	79,060	134,603	507,104	196%
2008	275,141	23,416	11,452	11,964	2,500	8,952	125,937	213,765	531,342	193%
2009	281,425	48,261	29,977	18,284	0	29,977	163,829	402,929	733,239	261%
2010	359,235	55,698	30,781	24,917	0	30,781	280,349	591,254	785,719	219%
2011	197,702	13,347	8,784	4,563	0	8,784	192,576	373,629	390,446	197%

Total	$1,884,961	$176,281	$102,586	$73,695	$2,283	$100,303	$879,515	$1,816,005	$4,547,609	241%

Purchased Bankruptcy Portfolio

		For the Three Months Ended June 30, 2011					As of June 30, 2011
($ in thousands)		Actual Cash	Income			Income	Net Finance
		Collections	Recognized			Recognized	Receivables	Estimated	Total	Total Estimated
Purchase	Purchase	Including Cash	on Finance	Principal	Allowance	on Finance	Balance at	Remaining	Estimated	Collections to
Period	Price	Sales	Receivables	Amortization	Charges	Receivables, Net	June 30, 2011	Collections	Collections	Purchase Price
1996-2003	$0	$0	$0	$0	$0	$0	$0	$0	$0	0%
2004	7,468	48	48	0	0	48	0	130	14,373	192%
2005	29,301	107	21	86	(17)	38	83	214	43,279	148%
2006	17,648	475	389	86	0	389	123	1,350	31,285	177%
2007	78,551	4,316	1,063	3,253	0	1,063	18,891	22,889	111,003	141%
2008	108,613	9,261	3,680	5,581	500	3,180	55,426	77,601	183,599	169%
2009	156,062	26,239	15,198	11,041	0	15,198	106,599	213,048	360,801	231%
2010	209,693	26,350	13,493	12,857	0	13,493	176,991	299,122	385,918	184%
2011	83,808	1,583	1,534	49	0	1,534	83,757	128,874	130,643	156%

Total	$691,144	$68,379	$35,426	$32,953	$483	$34,943	$441,870	$743,228	$1,260,901	182%

Core Portfolio

		For the Three Months Ended June 30, 2011					As of June 30, 2011
($ in thousands)		Actual Cash	Income			Income	Net Finance
		Collections	Recognized			Recognized	Receivables	Estimated	Total	Total Estimated
Purchase	Purchase	Including Cash	on Finance	Principal	Allowance	on Finance	Balance at	Remaining	Estimated	Collections to
Period	Price	Sales	Receivables	Amortization	Charges	Receivables, Net	June 30, 2011	Collections	Collections	Purchase Price
1996	$3,080	$51	$51	$0	$0	$51	$0	$75	$10,183	331%
1997	7,685	52	52	0	0	52	0	258	25,487	332%
1998	11,089	69	69	0	0	69	0	414	37,203	335%
1999	18,898	290	290	0	0	290	0	1,252	68,950	365%
2000	25,020	698	698	0	0	698	0	3,063	115,279	461%
2001	33,481	1,038	1,038	0	0	1,038	0	4,230	173,088	517%
2002	42,325	1,516	1,516	0	0	1,516	0	5,012	192,679	455%
2003	61,448	2,341	2,341	0	0	2,341	0	8,101	256,431	417%
2004	51,709	2,271	2,272	(1)	0	2,272	0	8,303	177,492	343%
2005	113,868	4,492	2,386	2,106	(200)	2,586	15,893	29,678	266,924	234%
2006	90,057	4,449	2,578	1,871	0	2,578	21,665	37,744	187,106	208%
2007	179,830	13,346	6,780	6,566	0	6,780	60,169	111,714	396,101	220%
2008	166,528	14,155	7,772	6,383	2,000	5,772	70,511	136,164	347,743	209%
2009	125,363	22,022	14,779	7,243	0	14,779	57,230	189,881	372,438	297%
2010	149,542	29,348	17,288	12,060	0	17,288	103,358	292,131	399,801	267%
2011	113,894	11,764	7,250	4,514	0	7,250	108,819	244,757	259,803	228%

Total	$1,193,817	$107,902	$67,160	$40,742	$1,800	$65,360	$437,645	$1,072,777	$3,286,708	275%

The following tables show our net allowance charges recorded against our net finance receivables (“NFR”).

($ in thousands)
Entire Portfolio	Purchase Period								Net Allowance Charge as % of NFR (2)
Allowance Period (1)	1996-2003	2004	2005	2006	2007	2008	2009-2011	Total
Q1 05	$—	$—	$—	$—	$—	$—	$—	$—	0.0%
Q2 05	—	—	—	—	—	—	—	—	0.0%
Q3 05	—	—	—	—	—	—	—	—	0.0%
Q4 05	200	—	—	—	—	—	—	200	0.1%
Q1 06	—	—	175	—	—	—	—	175	0.1%
Q2 06	75	—	125	—	—	—	—	200	0.1%
Q3 06	200	—	75	—	—	—	—	275	0.1%
Q4 06	—	—	450	—	—	—	—	450	0.2%
Q1 07	(245)	—	610	—	—	—	—	365	0.1%
Q2 07	90	—	—	—	—	—	—	90	0.0%
Q3 07	200	320	660	—	—	—	—	1,180	0.4%
Q4 07	190	150	615	340	—	—	—	1,295	0.3%
Q1 08	120	650	910	1,105	—	—	—	2,785	0.6%
Q2 08	260	720	—	2,330	650	—	—	3,960	0.8%
Q3 08	(90)	60	325	1,135	2,350	—	—	3,780	0.7%
Q4 08	(400)	(140)	1,805	2,600	4,380	620	—	8,865	1.6%
Q1 09	(225)	35	1,150	910	2,300	2,050	—	6,220	1.1%
Q2 09	(230)	(220)	495	765	685	2,425	—	3,920	0.6%
Q3 09	(25)	(190)	1,170	1,965	340	4,750	—	8,010	1.2%
Q4 09	(120)	—	1,375	1,220	110	6,900	—	9,485	1.4%
Q1 10	—	—	2,795	1,175	2,900	—	—	6,870	0.9%
Q2 10	—	(80)	1,600	2,100	700	2,000	—	6,320	0.8%
Q3 10	—	(80)	1,650	2,050	2,750	150	—	6,520	0.8%
Q4 10	—	(10)	832	1,720	1,150	1,750	—	5,442	0.7%
Q1 11	—	(15)	455	(100)	400	3,300	—	4,040	0.5%
Q2 11	—	—	(217)	—	—	2,500	—	2,283	0.3%

Total	$—	$1,200	$17,055	$19,315	$18,715	$26,445	$—	$82,730

Portfolio Purchases, net	$203,026	$59,177	$143,169	$107,705	$258,381	$275,141	$838,362	$1,884,961

($ in thousands)
Purchased Bankruptcy Portfolio	Purchase Period								Net Allowance Charge as % of NFR (2)
Allowance Period (1)	1996-2003	2004	2005	2006	2007	2008	2009-2011	Total
Q3 07	$—	$320	$160	$—	$—	$—	$—	$480	1.3%
Q4 07	—	150	—	150	—	—	—	300	0.3%
Q1 08	—	530	60	405	—	—	—	995	0.8%
Q2 08	—	15	—	450	—	—	—	465	0.3%
Q3 08	—	115	—	30	—	—	—	145	0.1%
Q4 08	—	110	315	325	—	—	—	750	0.4%
Q1 09	—	10	100	50	—	—	—	160	0.1%
Q2 09	—	15	(5)	—	—	—	—	10	0.0%
Q3 09	—	20	70	—	—	—	—	90	0.0%
Q4 09	—	—	100	70	110	—	—	280	0.1%
Q1 10	—	—	95	50	1,200	—	—	1,345	0.4%
Q2 10	—	(30)	25	—	—	—	—	(5)	0.0%
Q3 10	—	(30)	—	(100)	600	—	—	470	0.1%
Q4 10	—	(10)	(18)	(30)	950	—	—	892	0.2%
Q1 11	—	(15)	(95)	(100)	1,150	1,300	—	2,240	0.5%
Q2 11	—	—	(17)	—	—	500	—	483	0.1%

Total	$—	$1,200	$790	$1,300	$4,010	$1,800	$—	$9,100

Portfolio Purchases, net	$—	$7,468	$29,301	$17,648	$78,551	$108,613	$449,563	$691,144

($ in thousands)
Core Portfolio	Purchase Period								Net Allowance Charge as % of NFR (2)
Allowance Period (1)	1996-2003	2004	2005	2006	2007	2008	2009-2011	Total
Q1 05	$—	$—	$—	$—	$—	$—	$—	$—	0.0%
Q2 05	—	—	—	—	—	—	—	—	0.0%
Q3 05	—	—	—	—	—	—	—	—	0.0%
Q4 05	200	—	—	—	—	—	—	200	0.1%
Q1 06	—	—	175	—	—	—	—	175	0.1%
Q2 06	75	—	125	—	—	—	—	200	0.1%
Q3 06	200	—	75	—	—	—	—	275	0.2%
Q4 06	—	—	450	—	—	—	—	450	0.2%
Q1 07	(245)	—	610	—	—	—	—	365	0.2%
Q2 07	90	—	—	—	—	—	—	90	0.0%
Q3 07	200	—	500	—	—	—	—	700	0.2%
Q4 07	190	—	615	190	—	—	—	995	0.3%
Q1 08	120	120	850	700	—	—	—	1,790	0.5%
Q2 08	260	705	—	1,880	650	—	—	3,495	0.9%
Q3 08	(90)	(55)	325	1,105	2,350	—	—	3,635	1.0%
Q4 08	(400)	(250)	1,490	2,275	4,380	620	—	8,115	2.1%
Q1 09	(225)	25	1,050	860	2,300	2,050	—	6,060	1.6%
Q2 09	(230)	(235)	500	765	685	2,425	—	3,910	1.0%
Q3 09	(25)	(210)	1,100	1,965	340	4,750	—	7,920	2.0%
Q4 09	(120)	—	1,275	1,150	—	6,900	—	9,205	2.3%
Q1 10	—	—	2,700	1,125	1,700	—	—	5,525	1.4%
Q2 10	—	(50)	1,575	2,100	700	2,000	—	6,325	1.6%
Q3 10	—	(50)	1,650	2,150	2,150	150	—	6,050	1.5%
Q4 10	—	—	850	1,750	200	1,750	—	4,550	1.1%
Q1 11	—	—	550	—	(750)	2,000	—	1,800	0.4%
Q2 11	—	—	(200)	—	—	2,000	—	1,800	0.4%

Total	$—	$—	$16,265	$18,015	$14,705	$24,645	$—	$73,630

Portfolio Purchases, net	$203,026	$51,709	$113,868	$90,057	$179,830	$166,528	$388,799	$1,193,817

(1)	Allowance period represents the quarter in which we recorded valuation allowances, net of any (reversals).
(2)	NFR refers to total net finance receivables as of the end of the allowance period presented.

The following graph shows the purchase price of our owned portfolios by year and includes the year to date acquisition amount for the six months ended June 30, 2011. The purchase price number represents the cash paid to the seller, plus certain capitalized costs, less buybacks.

As shown in the above chart, the composition of our purchased portfolios has shifted in favor of bankrupt accounts in recent years. We began buying bankrupt accounts during 2004 and slowly increased the volume of accounts we acquired through 2006 as we tested our models, refined our processes and validated our operating assumptions. After observing a high level of modeling confidence in our early purchases, we began increasing our level of purchases more dramatically during the period from 2007 through the second quarter of 2011.

Our ability to profitably purchase and liquidate pools of bankrupt accounts provides diversity to our distressed asset acquisition business. Although we generally buy bankrupt assets from many of the same consumer lenders from whom we acquire Core customer accounts, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of pools purchased in the bankrupt and Core markets may differ over time. We have found periods when bankrupt accounts were more profitable and other times when Core accounts were more profitable. From 2004 through 2008, our bankruptcy buying fluctuated between 13% and 39% of our total portfolio purchasing in those years. In 2009, for the first time in our history, bankruptcy purchasing exceeded that of our Core buying, finishing at 55% of total portfolio purchasing for the year and during 2010 this percentage increased to 59%. This occurred as severe dislocations in the financial markets, coupled with legislative uncertainty, caused pricing in the bankruptcy market to decline substantially, thereby driving our strategy to make advantageous bankruptcy portfolio acquisitions during this period. For the first six months of 2011, bankruptcy buying represented 42% of our total portfolio purchasing.

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

In addition, collections on younger, newly filed bankrupt accounts tend to be of a lower magnitude in the earlier months when compared to Core charge-off accounts. This lower level of early period collections is due to the fact that 1) we purchase primarily accounts that represent unsecured claims in bankruptcy, and 2) these unsecured claims are scheduled to begin paying out after payment of the secured and priority claims. As a result of the administrative processes regarding payout priorities within the court-administered bankruptcy plans, unsecured creditors do not generally begin receiving meaningful collections on unsecured claims until 12 to 18 months after the bankruptcy filing date. Therefore, to the extent that we purchase portfolios with more recent bankruptcy filing dates, as we did to a significant extent in 2009 through the second quarter of 2011, we would expect to experience a delay in cash collections compared with Core charged-off accounts.

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

Cash Collections By Year, By Year of Purchase - Entire Portfolio

($ in thousands)
		Cash Collection Period
Purchase Period	Purchase Price	1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	YTD 2011	Total
1996	$3,080	$7,295	$730	$496	$398	$285	$210	$237	$102	$83	$78	$68	$65	$10,047
1997	7,685	15,138	2,630	1,829	1,324	1,022	860	597	437	346	215	216	107	24,721
1998	11,089	16,981	5,152	3,948	2,797	2,200	1,811	1,415	882	616	397	382	182	36,763
1999	18,898	18,207	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	1,328	1,139	533	67,006
2000	25,020	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	3,198	2,782	1,381	111,754
2001	33,481	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	5,299	4,422	2,185	163,367
2002	42,325	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	6,375	3,235	187,652
2003	61,448	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	10,422	4,878	248,330
2004	59,177	—	—	—	—	18,019	46,475	40,424	30,750	19,339	13,677	9,944	4,804	183,432
2005	143,169	—	—	—	—	—	18,968	75,145	69,862	49,576	33,366	23,733	9,661	280,311
2006	107,705	—	—	—	—	—	—	22,971	53,192	40,560	29,749	22,494	10,331	179,297
2007	258,381	—	—	—	—	—	—	—	42,263	115,011	94,805	83,059	37,363	372,501
2008	275,141	—	—	—	—	—	—	—	—	61,277	107,974	100,337	47,989	317,577
2009	281,425	—	—	—	—	—	—	—	—	—	57,338	177,407	95,565	330,310
2010	359,235	—	—	—	—	—	—	—	—	—	—	86,562	107,904	194,466
YTD 2011	197,702	—	—	—	—	—	—	—	—	—	—	—	16,815	16,815

Total	$1,884,961	$64,515	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$262,166	$326,699	$368,003	$529,342	$342,998	$2,724,349

	Cash Collections By Year, By Year of Purchase - Purchased Bankruptcy Portfolio

($ in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	YTD 2011	Total
2004	$7,468	$—	$—	$—	$—	$743	$4,554	$3,956	$2,777	$1,455	$496	$164	$98	$14,243
2005	29,301	—	—	—	—	—	3,777	15,500	11,934	6,845	3,318	1,382	309	43,065
2006	17,648	—	—	—	—	—	—	5,608	9,455	6,522	4,398	2,972	980	29,935
2007	78,551	—	—	—	—	—	—	—	2,850	27,972	25,630	22,829	8,833	88,114
2008	108,613	—	—	—	—	—	—	—	—	14,024	35,894	37,974	18,106	105,998
2009	156,062	—	—	—	—	—	—	—	—	—	16,635	81,780	49,338	147,753
2010	209,693	—	—	—	—	—	—	—	—	—	—	39,486	47,310	86,796
YTD 2011	83,808	—	—	—	—	—	—	—	—	—	—	—	1,769	1,769

Total	$691,144	$—	$—	$—	$—	$743	$8,331	$25,064	$27,016	$56,818	$86,371	$186,587	$126,743	$517,673

	Cash Collections By Year, By Year of Purchase - Core Portfolio

($ in thousands)
		Cash Collection Period
Purchase Period	Purchase Price	1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	YTD 2011	Total
1996	$3,080	$7,295	$730	$496	$398	$285	$210	$237	$102	$83	$78	$68	$65	$10,047
1997	7,685	15,138	2,630	1,829	1,324	1,022	860	597	437	346	215	216	107	24,721
1998	11,089	16,981	5,152	3,948	2,797	2,200	1,811	1,415	882	616	397	382	182	36,763
1999	18,898	18,207	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	1,328	1,139	533	67,006
2000	25,020	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	3,198	2,782	1,381	111,754
2001	33,481	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	5,299	4,422	2,185	163,367
2002	42,325	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	6,375	3,235	187,652
2003	61,448	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	10,422	4,878	248,330
2004	51,709	—	—	—	—	17,276	41,921	36,468	27,973	17,884	13,181	9,780	4,706	169,189
2005	113,868	—	—	—	—	—	15,191	59,645	57,928	42,731	30,048	22,351	9,352	237,246
2006	90,057	—	—	—	—	—	—	17,363	43,737	34,038	25,351	19,522	9,351	149,362
2007	179,830	—	—	—	—	—	—	—	39,413	87,039	69,175	60,230	28,530	284,387
2008	166,528	—	—	—	—	—	—	—	—	47,253	72,080	62,363	29,883	211,579
2009	125,363	—	—	—	—	—	—	—	—	—	40,703	95,627	46,227	182,557
2010	149,542	—	—	—	—	—	—	—	—	—	—	47,076	60,594	107,670
YTD 2011	113,894	—	—	—	—	—	—	—	—	—	—	—	15,046	15,046

Total	$1,193,817	$64,515	$53,148	$79,253	$117,052	$152,661	$183,045	$211,329	$235,150	$269,881	$281,632	$342,755	$216,255	$2,206,676

When we acquire a new pool of finance receivables, our estimates typically result in a 72 - 96 month projection of cash collections. The following chart shows our historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase, adjusted for buybacks.

Primarily as a result of the downturn in the economy, the decline in the availability of consumer credit, our efforts to help customers establish reasonable payment plans, and improvements in our collections capabilities which have allowed us to profitably collect on accounts with lower balances or lower quality, the average payment size has decreased over the past several years. However, due to improved scoring and segmentation, together with enhanced productivity, we have been able to generate increased amounts of cash collections by generating enough incremental payments to overcome the decrease in payment size.

Owned Portfolio Personnel Performance

We measure the productivity of each collector each month, breaking results into groups of similarly tenured collectors. The following tables display various productivity measures that we track.

Number of Collectors by Tenure

	One year + (1)
	2006	2007	2008	2009	2010	2011
Q1	331	340	314	488	690	830
Q2	342	360	348	587	711	860
Q3	324	397	410	604	742	—
Q4	340	327	452	638	771	—

	Less than one year (2)
	2006	2007	2008	2009	2010	2011
Q1	360	435	688	621	686	644
Q2	372	481	744	612	681	671
Q3	402	475	631	585	642	—
Q4	375	553	739	676	731	—

	Total (2)
	2006	2007	2008	2009	2010	2011
Q1	691	775	1,002	1,109	1,376	1,474
Q2	714	841	1,092	1,199	1,392	1,531
Q3	726	872	1,041	1,189	1,384	—
Q4	715	880	1,191	1,314	1,502	—

(1)	Calculated based on actual employees (collectors) with one year of service or more.
(2)	Calculated using total hours worked by all collectors, including those in training, to produce a full time equivalent “FTE.”

The tables below contain our past five years of collector productivity metrics as defined by calendar quarter.

QTD Cash Collections per Collector Hour Paid

	Core cash collections (1)
	2006	2007	2008	2009	2010	2011
Q1	$141	$141	$116	$120	$135	$162
Q2	$132	$129	$115	$114	$127	$154
Q3	$129	$120	$110	$111	$127	—
Q4	$127	$107	$98	$109	$129	—

	Total cash collections (2)
	2006	2007	2008	2009	2010	2011
Q1	$152	$156	$133	$147	$182	$241
Q2	$146	$142	$136	$143	$188	$243
Q3	$145	$131	$134	$144	$200	—
Q4	$142	$119	$123	$148	$204	—

	Non-legal cash collections (3)
	2006	2007	2008	2009	2010	2011
Q1	$106	$108	$96	$118	$154	$204
Q2	$99	$96	$99	$116	$160	$205
Q3	$98	$88	$99	$119	$170	—
Q4	$94	$80	$94	$123	$174	—

	Non-legal/non-bankruptcy cash collections (4)
	2006	2007	2008	2009	2010	2011
Q1	$95	$92	$79	$90	$106	$125
Q2	$85	$83	$78	$87	$100	$116
Q3	$82	$76	$76	$87	$97	—
Q4	$80	$68	$69	$84	$98	—

(1)	Represents total cash collections less purchased bankruptcy cash collections from trustee-administered accounts. This metric does include cash collections from purchased bankruptcy accounts administered by the core call center collection floor as well as cash collections generated by our internal staff of legal collectors. In addition, this calculation does not include hours paid to our internal staff of legal collectors or to employees processing the bankruptcy-required notifications to trustees.
(2)	Represents total cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to collectors (including those in training).
(3)	Represents total cash collections less external legal cash collections. This metric does include internal legal collections and all bankruptcy collections and excludes any hours associated with either of those functions.
(4)	Represents total cash collections less external legal cash collections and less purchased bankruptcy cash collections from trustee-administered accounts. This metric also does not include any labor hours associated with the bankruptcy or legal (internal or external) functions but does include internally-driven cash collections from the internal legal channel.

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

(1)	Includes cash collections on finance receivables only and excludes cash proceeds from sales of defaulted consumer receivables.

The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q22011	Q12011	Q42010	Q32010	Q22010	Q12010	Q42009	Q32009
Call Center & Other Collections	$64,566	$67,377	$53,775	$51,711	$54,477	$56,987	$45,365	$48,590
External Legal Collections	27,329	25,378	21,446	20,217	18,819	18,276	15,496	15,330
Internal Legal Collections	16,007	15,598	12,841	12,130	11,362	10,714	7,570	6,196
Purchased Bankruptcy Collections	68,379	58,364	56,301	53,319	43,748	33,219	26,855	22,251

Total Cash Collections	$176,281	$166,717	$144,363	$137,377	$128,406	$119,196	$95,286	$92,367

Rollforward of Net Finance Receivables

The following table shows the changes in finance receivables, net, including the amounts paid to acquire new portfolios (amounts in thousands).

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Balance at beginning of period	$866,992	$742,484	$831,330	$693,462
Acquisitions of finance receivables (1)	88,501	84,608	194,906	184,874
Cash collections applied to principal on finance receivables (2)	(75,978)	(51,486)	(146,721)	(102,730)

Balance at end of period	$879,515	$775,606	$879,515	$775,606

Estimated Remaining Collections (3)	$1,816,005	$1,611,509	$1,816,005	$1,611,509

(1)	Acquisitions of finance receivables is net of buybacks and includes certain capitalized acquisition related costs.
(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net of allowance charges.
(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios.

Portfolios by Type and Geography

The following table categorizes our life to date portfolio purchases as of June 30, 2011, into the major asset types represented (amounts in thousands):

Asset Type	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
Major Credit Cards	14,922	59%	$40,947,952	71%	$1,509,997	78%
Consumer Finance	5,321	21	6,569,625	11	122,922	6
Private Label Credit Cards	4,395	18	6,238,807	11	248,969	14
Auto Deficiency	591	2	3,983,989	7	43,834	2

Total:	25,229	100%	$57,740,373	100%	$1,925,722	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.
(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

The following table summarizes our life to date portfolio purchases as of June 30, 2011, into the delinquency categories represented (amounts in thousands).

Account Type	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
Fresh	1,630	6%	$4,768,432	8%	$426,498	22%
Primary	4,081	16	7,268,289	13	352,396	18
Secondary	4,153	16	7,016,631	12	243,629	13
Tertiary	3,973	16	5,249,031	9	72,609	4
BK Trustees	3,682	15	16,547,293	29	721,648	37
Other	7,710	31	16,890,697	29	108,942	6

Total:	25,229	100%	$57,740,373	100%	$1,925,722	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.
(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

We also review the geographic distribution of accounts within a portfolio because we have found that state specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.

The following table summarizes our life to date portfolio purchases as of June 30, 2011, by geographic location (amounts in thousands):

Geographic Distribution	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
California	2,644	10%	$7,568,533	13%	$244,491	13%
Texas	3,912	16	6,582,591	11	175,619	9
Florida	1,995	8	5,528,566	10	173,993	9
New York	1,481	6	3,520,558	6	108,379	6
Pennsylvania	876	3	2,136,785	4	72,340	4
North Carolina	910	4	2,048,696	4	65,344	3
Illinois	978	4	2,013,948	3	72,893	4
Ohio	875	3	2,004,604	3	79,436	4
Georgia	800	3	1,875,303	3	75,039	4
New Jersey	587	2	1,619,565	3	55,375	3
Michigan	668	3	1,556,003	3	58,906	3
Virginia	678	3	1,232,645	2	45,514	2
Tennessee	530	2	1,190,385	2	46,111	2
Arizona	441	2	1,234,941	2	39,946	2
Massachusetts	442	2	1,087,625	2	35,445	2
South Carolina	436	2	1,004,881	2	30,687	2
Other (3)	6,976	27	15,534,744	27	546,204	28

Total:	25,229	100%	$57,740,373	100%	$1,925,722	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.
(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.
(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

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

As of June 30, 2011, cash and cash equivalents totaled $25.5 million, as compared to $41.1 million at December 31, 2010. Total debt outstanding on our $407.5 million line of credit was $250.0 million as of June 30, 2011, which represents availability of $157.5 million.

We have in place forward flow commitments for the purchase of defaulted consumer receivables over the next 12 months of approximately $160.5 million as of June 30, 2011. Additionally we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements. We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit agreement would be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and a material amount of additional portfolio purchasing in excess of the currently committed flow amounts during the next twelve months.

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

With the acquisition of a controlling interest in CCB, we have the right to call (purchase) the noncontrolling interest through February 2015. In addition, the noncontrolling interest has the right to put the remainder of the shares to us beginning in March 2012 and ending February 2018. The total maximum amount we would have to pay for the noncontrolling interest in CCB in any scenario is $22.8 million.

We file income taxes using the cost recovery method for tax revenue recognition. We were notified on June 21, 2007 that we were being examined by the Internal Revenue Service for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. On April 22, 2009, we filed a formal protest of the findings contained in the examination report prepared by the IRS. We believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary. We have two courses of action if we are unsuccessful in our appeal with the IRS. With the first course, we can pay the assessed tax and interest and file a refund suit in US District Court. Alternatively, we can file a petition in Tax Court, which does not require a payment up front of the assessed tax and interest. If we are unsuccessful in either course, we can appeal to the federal Circuit Court of Appeals. Payment of the assessed taxes and interest could possibly require additional financing from other sources. On April 6, 2011, we were notified verbally by the IRS that the audit period will be expanded to include the tax years ended December 31, 2009 and 2008.

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

Our operating activities provided cash of $87.0 million and $67.3 million for the six months ended June 30, 2011 and 2010, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period. The increase was due mostly to an increase in net income to $49.3 million for the six months ended June 30, 2011, from $34.5 million for the six months ended June 30, 2010. The remaining changes were due to net changes in other accounts related to our operating activities.

Our investing activities used cash of $50.6 million and $110.0 million during the six months ended June 30, 2011 and 2010, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment and business acquisitions. The majority of the decrease was due to cash payments for business acquisitions totaling $23.1 million during the six months ended June 30, 2010, as compared to $0 during the six months ended June 30, 2011, as well as an increase in acquisitions of finance receivables, which increased from $184.9 million for the six months ended June 30, 2010 to $194.9 million for the six months ended June 30, 2011, partially offset by an increase in collections applied to principal on finance receivables from $102.7 million for the six months ended June 30, 2010 to $146.7 million for the six months ended June 30, 2011.

Our financing activities used cash of $52.0 million and provided cash of $40.7 million during the six months ended June 30, 2011 and 2010, respectively. Cash is provided by draws on our line of credit, proceeds from equity offerings, proceeds from debt financing and stock option exercises. Cash used in financing activities is primarily driven by principal payments on our line of credit and principal payments on long-term debt. The majority of the decrease was due to cash proceeds received from our $75.5 million equity offering during the six months ended June 30, 2010, compared to $0 during the six months ended June 30, 2011, as well as $50.0 million in net repayments on our line of credit during the six months ended June 30, 2011, compared to $29.8 million during the same period in 2010.

Cash paid for interest was $5.3 million and $4.3 million for the six months ended June 30, 2011 and 2010, respectively. Interest was paid on our line of credit, long-term debt and our interest rate swap agreement. The increase was mainly due to an increase in our weighted average interest rate which increased to 3.70% for the six months ended June 30, 2011, as compared to 2.40% for the six months ended June 30, 2010 partially offset by a decrease in our average borrowings under our revolving credit facility for the six months ended June 30, 2011 compared to the same period in 2010.

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

At June 30, 2011, all of our borrowings under our revolving credit facility consisted of 30-day Eurodollar rate loans with a weighted average annual interest rate equal to 2.94%.

We had $250.0 million and $300.0 million of borrowings outstanding on our credit facility as of June 30, 2011 and December 31, 2010, respectively, of which $50 million represented borrowings under the non-revolving fixed rate loan at both dates.

We were in compliance with all covenants of our credit facility as of June 30, 2011 and December 31, 2010.

Stockholders’ Equity

Stockholders’ equity was $542.4 at June 30, 2011 and $490.5 million at December 31, 2010. The increase was primarily attributable to $48.7 million in net income attributable to PRA during the first six months of 2011.

Contractual Obligations

Our contractual obligations as of June 30, 2011 were as follows (amounts in thousands):

	Payments due by period
		Less			More
		than 1	1 - 3	4 - 5	than 5
Contractual Obligations	Total	year	years	years	years
Operating Leases	$20,549	$4,310	$7,882	$6,020	$2,337
Line of Credit (1)	293,748	10,640	24,869	258,239	—
Long-term Debt	1,931	1,101	830	—	—
Purchase Commitments (2) (3)	186,826	163,986	15,240	7,600	—
Employment Agreements	8,690	7,128	1,174	388	—

Total	$511,744	$187,165	$49,995	$272,247	$2,337

(1)

To the extent that a balance is outstanding on our line of credit, the revolving portion ($200 million) would be due in December 2014 and the non-revolving fixed rate sub-limit portion ($50 million) would be due in May 2012. Upon maturity of the fixed rate portion, the revolving credit facility will be automatically increased by $50 million.

Therefore, for purposes of this table and the related interest calculations, the assumed maturity of the fixed rate sublimit is the same as the existing revolving portion or December 2014. This amount also includes estimated interest and unused line fees due on the line of credit for both the fixed rate and variable rate components. This estimate also assumes that the balance on the line of credit remains constant from the June 30, 2011 balance of $250.0 million and the balance is paid in full at its respective maturity.
(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $160.5 million.
(3)	This amount includes the maximum remaining purchase price of $22.8 million to be paid to acquire the noncontrolling interest of CCB.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other” (Topic 350): “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A)”. ASU 2010-28 modifies Step 1 of the goodwill impairment test under ASC Topic 350 for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, including the examples provided in ASC paragraph 350-20-35-30, in determining whether an interim goodwill impairment test between annual test dates is necessary. ASU 2010-28 allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We adopted ASU 2010-28 on January 1, 2011 which had no material effect on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in ASU 2011-04 generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The provisions of ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. We do not expect ASU 2011-04 to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income” (Topic 220) to amend its accounting guidance on the presentation of other comprehensive income (“OCI”) in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in shareholders equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating which option we will utilize to present items of net income and other comprehensive income, neither of which is expected to have a material effect on our consolidated financial statements.

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

Our skip tracing subsidiary utilizes both gross and net reporting under ASC 605-45. We generate revenue by working an account and successfully locating a customer for our client. An “investigative fee” is received for these services. In addition, we incur “agent expenses” where we hire a third-party collector to effectuate repossession. In many cases we have an arrangement with our client which allows us to bill the client for these fees. We have determined these fees to be gross revenue based on the criteria in ASC 605-45 and they are recorded as such in the line item “Fee income,” because we are primarily liable to the third party collector. There is a corresponding expense in “Agent fees” for these pass-through items. We also incur fees to release liens on the repossessed collateral. These lien-release fees are netted in the line “Agent fees.”

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

We believe that, at June 30, 2011, there were no indicators of potential impairment of goodwill or other intangible assets. Therefore, no early review of goodwill for impairment was performed. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill. There were no such plans in place at June 30, 2011.

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

Our exposure to market risk relates primarily to interest rate risk on our variable rate line of credit. The average borrowings on our variable rate line of credit were $216.3 million and $240.0 million for the three months ended June 30, 2011 and 2010, respectively. Assuming an immediate 200 basis point increase in interest rates, interest expense would have increased by $1.1 million and $1.2 million for the three months ended June 30, 2011 and 2010, respectively. At June 30, 2011 and December 31, 2010, we had $200.0 million and $250.0 million, respectively, of variable rate debt outstanding on our credit line. We do not have any other variable rate debt outstanding at June 30, 2011. Significant increases in future interest rates on the variable rate line of credit could lead to a material decrease in future earnings, assuming all other factors remained constant.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Portfolio Recovery Associates, Inc.

31.1	Section 302 Certifications of Chief Executive Officer.

31.2	Section 302 Certifications of Chief Financial and Administrative Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial and Administrative Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTFOLIO RECOVERY ASSOCIATES, INC.
(Registrant)

Date: August 5, 2011	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 5, 2011	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)