Form 10-Q
period 2011-09-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2011-11-04
CIK 1185348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 28, 2011
Common Stock, $0.01 par value	17,118,353

PORTFOLIO RECOVERY ASSOCIATES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2011 and December 31, 2010

(unaudited)

(Amounts in thousands, except per share amounts)

	September 30, 2011	December 31, 2010
Assets

Cash and cash equivalents	$30,035	$41,094
Finance receivables, net	919,478	831,330
Accounts receivable, net	6,462	8,932
Income taxes receivable	—	2,363
Property and equipment, net	22,975	24,270
Goodwill	61,678	61,678
Intangible assets, net	14,748	18,466
Other assets	8,728	7,775

Total assets	$1,064,104	$995,908

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$5,148	$3,227
Accrued expenses and other liabilities	5,856	4,904
Income taxes payable	2,651	—
Accrued compensation	11,409	15,445
Net deferred tax liability	192,298	164,971
Line of credit	260,000	300,000
Long-term debt	1,553	2,396

Total liabilities	478,915	490,943

Commitments and contingencies (Note 12)

Redeemable noncontrolling interest	16,884	14,449

Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, 60,000 authorized shares, 17,118 issued and outstanding shares at September 30, 2011, and 30,000 authorized shares, 17,064 issued and outstanding shares at December 31, 2010	171	171
Additional paid-in capital	167,126	163,538
Retained earnings	401,008	326,807

Total stockholders’ equity	568,305	490,516

Total liabilities and stockholders’ equity	$1,064,104	$995,908

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED INCOME STATEMENTS

For the three and nine months ended September 30, 2011 and 2010

(unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Income recognized on finance receivables, net	$102,875	$80,026	$299,152	$224,897
Fee income	11,401	15,518	41,696	47,054

Total revenues	114,276	95,544	340,848	271,951

Operating expenses:
Compensation and employee services	33,475	31,213	102,443	91,725
Legal collection fees	5,962	4,577	17,681	12,779
Legal collection costs	9,731	9,329	28,949	21,398
Agent fees	1,643	2,842	6,005	9,396
Outside fees and services	6,222	3,470	13,702	9,454
Communication expenses	5,865	4,000	17,884	13,160
Rent and occupancy	1,517	1,362	4,353	3,912
Depreciation and amortization	3,223	3,294	9,755	9,050
Other operating expenses	2,808	2,634	9,161	7,488

Total operating expenses	70,446	62,721	209,933	178,362

Gain on sale of property	—	—	1,157	—

Income from operations	43,830	32,823	132,072	93,589

Other income and (expense):
Interest income	7	—	7	35
Interest expense	(2,555)	(2,178)	(8,057)	(6,535)

Income before income taxes	41,282	30,645	124,022	87,089

Provision for income taxes	16,089	11,888	49,544	33,847

Net income	$25,193	$18,757	$74,478	$53,242

Less net (loss)/income attributable to redeemable noncontrolling interest	(313)	276	277	431

Net income attributable to Portfolio Recovery Associates, Inc.	$25,506	$18,481	$74,201	$52,811

Net income per common share attributable to Portfolio Recovery Associates, Inc:
Basic	$1.49	$1.08	$4.34	$3.15
Diluted	$1.48	$1.08	$4.31	$3.15

Weighted average number of shares outstanding:
Basic	17,117	17,058	17,106	16,740
Diluted	17,228	17,093	17,218	16,792

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2011

(unaudited)

(Amounts in thousands)

			Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance at December 31, 2010	17,064	$171	$163,538	$326,807	$490,516

Net income attributable to Portfolio Recovery Associates, Inc.	—	—	—	74,201	74,201
Exercise of stock options and vesting of nonvested shares	54	—	150	—	150
Amortization of share-based compensation	—	—	6,110	—	6,110
Income tax benefit from share-based compensation	—	—	503	—	503
Adjustment of the noncontrolling interest measurement amount	—	—	(3,175)	—	(3,175)

Balance at September 30, 2011	17,118	$171	$167,126	$401,008	$568,305

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2011 and 2010

(unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$74,478	$53,242
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	6,110	3,114
Depreciation and amortization	9,755	9,050
Deferred tax expense	27,327	34,368
Gain on sale of property	(1,157)	—
Changes in operating assets and liabilities:
Other assets	(953)	(244)
Accounts receivable	2,470	1,380
Accounts payable	1,921	1,631
Income taxes	5,014	1,857
Accrued expenses	2,242	194
Accrued payroll and bonuses	(4,036)	(1,186)

Net cash provided by operating activities	123,171	103,406

Cash flows from investing activities:
Purchases of property and equipment	(4,851)	(6,162)
Proceeds from sale of property	1,267	—
Acquisition of finance receivables, net of buybacks	(314,162)	(273,858)
Collections applied to principal on finance receivables	226,014	160,081
Business acquisitions, net of cash acquired	—	(23,000)
Contingent payment made for business acquisition	—	(104)

Net cash used in investing activities	(91,732)	(143,043)

Cash flows from financing activities:
Proceeds from exercise of options	150	57
Income tax benefit from share-based compensation	503	225
Payments of liability-classified contingent consideration	—	(1,000)
Proceeds from line of credit	27,000	131,000
Principal payments on line of credit	(67,000)	(161,800)
Proceeds from stock offering, net of offering costs	—	71,688
Distributions paid to noncontrolling interest	(2,308)	—
Principal payments on long-term debt	(843)	(501)

Net cash (used in)/provided by financing activities	(42,498)	39,669

Net (decrease)/increase in cash and cash equivalents	(11,059)	32

Cash and cash equivalents, beginning of period	41,094	20,265

Cash and cash equivalents, end of period	$30,035	$20,297

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,771	$6,508
Cash paid for income taxes	19,058	89

Noncash investing and financing activities:
Adjustment of the noncontrolling interest measurement amount	$3,175	$—
Common stock issued for acquisition	—	4,950
Net unrealized change in fair value of derivative instrument	—	164

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of September 30, 2011, its consolidated income statements for the three and nine months ended September 30, 2011 and 2010, its consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2011, and its consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010. The consolidated income statements of the Company for the three and nine months ended September 30, 2011 may not be indicative of future results. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2010.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	Finance Receivables, net:

The Company’s principal business consists of the acquisition and collection of pools of accounts that have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts. The amount paid for any pool reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to an account’s contractual terms. At acquisition, the Company reviews the portfolio both by account and aggregate pool to determine whether there is evidence of deterioration of credit quality since origination and accordingly estimates the portion of the collectible balance that the Company expects to collect over the portfolio’s projected economic life. The Company then determines whether each such portfolio is to be accounted for individually or whether such portfolios will be assembled into pools based on common risk characteristics. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio and subsequently aggregates pools of accounts. The Company determines the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference) based on the Company’s proprietary acquisition models. The remaining amount, representing the excess of the pool’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the estimated remaining life of the pool (accretable yield).

The Company accounts for its investment in finance receivables under the guidance of FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Under ASC 310-30, static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows, based on the Company’s estimates derived from its proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30, utilizing the interest method, initially freezes the yield estimated when the accounts are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the yield over a portfolio’s remaining life. Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheet. Income on finance receivables is accrued quarterly based on each static pool’s effective yield. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as finance receivable amortization). Likewise, cash flows that are less than the interest accrual will increase, or “accrete,” the carrying balance. The Company generally does not record accretion in the first six to twelve months of the estimated life of the pool; accordingly, the Company utilizes either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These cost recovery pools are not aggregated with other portfolios. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At September 30, 2011 and 2010, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $12.8 million and $1.8 million, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company establishes valuation allowances, if necessary, for acquired accounts subject to ASC 310-30 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts. At September 30, 2011 and 2010, the Company had a valuation allowance against its finance receivables of $83.5 million and $71.0, respectively. At December 31, 2010, the valuation allowance was $76.4 million.

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

The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at September 30, 2011 and 2010 was $3,150,076 and $3,105,239, respectively. The balance of the unamortized capitalized fees at December 31, 2010 was $3,295,515. During the three and nine months ended September 30, 2011, the Company capitalized $452,320 and $838,498, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2010, the Company capitalized $177,337 and $624,168, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2011, the Company amortized $324,944 and $983,937, respectively, of these direct acquisition fees. During the three and nine months ended September 30, 2010 the Company amortized $233,603 and $750,855, respectively, of these direct acquisition fees.

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

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Changes in finance receivables, net for the three and nine months ended September 30, 2011 and 2010 were as follows (amounts in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Balance at beginning of period	$879,515	$775,606	$831,330	$693,462
Acquisitions of finance receivables, net of buybacks	119,256	88,984	314,162	273,858

Cash collections	(182,168)	(137,377)	(525,166)	(384,978)
Income recognized on finance receivables, net	102,875	80,026	299,152	224,897

Cash collections applied to principal	(79,293)	(57,351)	(226,014)	(160,081)

Balance at end of period	919,478	807,239	919,478	807,239

At the time of acquisition, the life of each pool is generally estimated to be between 72 to 96 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, cash collections applied to principal on finance receivables as of September 30, 2011 are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

September 30, 2012	$280,067

September 30, 2013	246,256

September 30, 2014	212,329

September 30, 2015	129,291

September 30, 2016	49,102

September 30, 2017	2,433

$919,478

During the three and nine months ended September 30, 2011, the Company purchased approximately $5.68 billion and $8.59 billion, respectively, in face value of charged-off consumer receivables. During the three and nine months ended September 30, 2010, the Company purchased approximately $1.38 billion and $4.94 billion, respectively, in face value of charged-off consumer receivables. At September 30, 2011, the estimated remaining collections (“ERC”) on the receivables purchased in the three and nine months ended September 30, 2011 were $265.2 million and $613.0 million, respectively. At September 30, 2011, ERC on the receivables purchased in the three and nine months ended September 30, 2010 were $128.8 million and $399.4 million, respectively.

Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield to be earned by the Company based on its proprietary buying models. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three and nine months ended September 30, 2011 and 2010 were as follows (amounts in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Balance at beginning of period	$936,490	$835,903	$892,188	$721,984
Income recognized on finance receivables, net	(102,875)	(80,026)	(299,152)	(224,897)
Additions	155,680	84,860	356,848	312,735
Reclassifications from nonaccretable difference	16,519	21,598	55,930	52,513

Balance at end of period	$1,005,814	$862,335	$1,005,814	$862,335

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

ASC 310-30 requires that a valuation allowance be recorded for significant decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. In any given period, the Company may be required to record valuation allowances due to pools of receivables underperforming expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables would include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both the collection floor of the Company and external channels), as well as decreases in productivity related to turnover and tenure of the Company’s collection staff. The following is a summary of activity within the Company’s valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended September 30,
	2011			2010
		Purchased Bankruptcy Portfolio (2)			Purchased Bankruptcy Portfolio (2)
	Core Portfolio (1)		Total	Core Portfolio (1)		Total

Valuation allowance - finance receivables:
Beginning balance	$73,630	$9,100	$82,730	$59,430	$5,015	$64,445
Allowance charges	1,400	1	1,401	6,750	625	7,375
Reversal of previous recorded allowance charges	(500)	(160)	(660)	(700)	(155)	(855)

Net allowance charge	900	(159)	741	6,050	470	6,520

Ending balance	$74,530	$8,941	$83,471	$65,480	$5,485	$70,965

Finance receivables, net:	$453,168	$466,310	$919,478	$402,085	$405,154	$807,239

	Nine Months Ended September 30,
	2011			2010
		Purchased Bankruptcy Portfolio (2)			Purchased Bankruptcy Portfolio (2)
	Core Portfolio (1)		Total	Core Portfolio (1)		Total

Valuation allowance - finance receivables:
Beginning balance	$70,030	$6,377	$76,407	$47,580	$3,675	$51,255
Allowance charges	6,250	2,951	9,201	18,650	2,025	20,675
Reversal of previous recorded allowance charges	(1,750)	(387)	(2,137)	(750)	(215)	(965)

Net allowance charge	4,500	2,564	7,064	17,900	1,810	19,710

Ending balance	$74,530	$8,941	$83,471	$65,480	$5,485	$70,965

Finance receivables, net:	$453,168	$466,310	$919,478	$402,085	$405,154	$807,239

(1)	“Core” accounts or portfolios refer to accounts or portfolios that are defaulted consumer receivables and are not in a bankrupt status upon purchase. These accounts are aggregated separately from purchased bankruptcy accounts.
(2)	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy status when purchased, and as such, are purchased as a pool of bankrupt accounts.

3.	Accounts Receivable, net:

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, the current receivables aging, and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The balance of the allowance for doubtful accounts at September 30, 2011 and December 31, 2010 was $2.2 million and $2.5 million, respectively. The Company does not have any off balance sheet credit exposure related to its customers.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	Line of Credit:

On December 20, 2010, the Company entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). Under the terms of the Credit Agreement, the credit facility includes an aggregate principal amount available of $407.5 million (subject to the borrowing base and applicable debt covenants) which consists of a $50 million fixed rate loan that matures on May 4, 2012, which was transferred from the Company’s then existing credit agreement, and a $357.5 million revolving credit facility that matures on December 20, 2014. The revolving credit facility will be automatically increased by $50 million upon the maturity and repayment of the fixed rate loan. The fixed rate loan bears interest at a rate of 6.8% per annum, payable monthly in arrears. The revolving loans accrue interest, at the option of the Company, at either the base rate plus 1.75% per annum or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.75% per annum. The base rate is the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. Interest is payable on base rate loans quarterly in arrears and on Eurodollar loans in arrears on the last day of each interest period or, if such interest period exceeds three months, every three months. The Company’s revolving credit facility includes a $20 million swingline loan sublimit and a $20 million letter of credit sublimit. It also contains an accordion loan feature that allows the Company to request an increase of up to $142.5 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to terms of the Credit Agreement. No existing lender is obligated to increase its commitment. The Credit Agreement is secured by a first priority lien on substantially all of the Company’s assets. The Credit Agreement contains restrictive covenants and events of default including the following:

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

At September 30, 2011, the Company’s borrowings under its revolving credit facility consisted of 30-day Eurodollar rate loans and base rate loans with a weighted average annual interest rate equal to 3.12%.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company had $260.0 million and $300.0 million of borrowings outstanding on its credit facility as of September 30, 2011 and December 31, 2010, respectively, of which $50 million represented borrowing under the non-revolving fixed rate loan at both dates.

The Company was in compliance with all covenants of its credit facility as of September 30, 2011 and December 31, 2010.

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

6.	Property and Equipment, net:

Property and equipment, at cost, consisted of the following as of the dates indicated (amounts in thousands):

	September 30, 2011	December 31, 2010

Software	$23,982	$21,014
Computer equipment	11,587	10,697
Furniture and fixtures	6,197	6,147
Equipment	7,585	7,498
Leasehold improvements	5,260	4,574
Buildings and improvements	5,849	6,045
Land	902	992
Accumulated depreciation and amortization	(38,387)	(32,697)

Property and equipment, net	$22,975	$24,270

Depreciation and amortization expense relating to property and equipment, for the three and nine months ended September 30, 2011 was $2,066,517 and $6,038,536, respectively. Depreciation and amortization expense relating to property and equipment, for the three and nine months ended September 30, 2010 was $1,814,249 and $5,314,419, respectively.

The Company, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of September 30, 2011 and December 31, 2010, the Company has incurred and capitalized $5,574,061 and $4,188,160, respectively, of these direct payroll costs and external direct costs related to software developed for internal use. Of these costs, at September 30, 2011 and December 31, 2010, $1,079,694 and $1,314,667, respectively, is for projects that are in the development stage and, therefore are a component of “Other Assets.” Once the projects are completed, the costs

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

will be transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense for the three and nine months ended September 30, 2011 was $245,968 and $599,815, respectively. Amortization expense for the three and nine months ended September 30, 2010 was $134,654 and $297,483, respectively. The remaining unamortized costs relating to internally developed software at September 30, 2011 and 2010 were $3,247,330 and $2,229,784, respectively. The amount at December 31, 2010 was $2,199,673.

7.	Redeemable Noncontrolling Interest:

In accordance with ASC 810, the Company has consolidated all financial statement accounts of CCB in its consolidated balance sheets as of September 30, 2011 and December 31, 2010, and its consolidated income statements for the three and nine months ended September 30, 2011 and for the period from March 15, 2010 (the date of acquisition) through September 30, 2010. The redeemable noncontrolling interest amount is separately stated on the consolidated balance sheets and represents the 38% interest in CCB not owned by the Company. In addition, net income attributable to the noncontrolling interest is stated separately in the consolidated income statements for the three and nine months ended September 30, 2011 and for the period from March 15, 2010 through September 30, 2010.

The Company applies the provisions of FASB ASC Topic 480-10-S99 “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”), which provides guidance on the accounting for equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The noncontrolling interest “put” arrangement is accounted for under ASC 480-10-S99, as redemption under the “put” arrangement is outside the control of the Company. As such, the redeemable noncontrolling interest is recorded outside of “permanent” equity. The Company measures the redeemable noncontrolling interest at the greater of its ASC 480-10-S99 measurement amount (estimated redemption value of the “put” option embedded in the noncontrolling interest) or its measurement amount under the guidance of ASC 810. The ASC 810 measurement amount includes adjustments for the noncontrolling interest’s pro-rata share of earnings, losses and distributions, pursuant to the limited liability company agreement of CCB. Adjustments to the measurement amount are recorded to stockholders’ equity. The Company used a present value calculation to estimate the redemption value of the “put” option as of the reporting date. As such, for the three and nine months ended September 30, 2011, the Company increased the redeemable noncontrolling interest by $1.1 million and $3.2 million, respectively, with a corresponding reduction of stockholders’ equity. If material, the Company adjusts the numerator of earnings per share calculations for the current period change in the excess of the noncontrolling interest’s ASC 480-10-S99 measurement amount over the greater of its ASC 810 measurement amount or the estimated fair value of the noncontrolling interest. Although the noncontrolling interest was redeemable by the Company as of the reporting date, it was not yet redeemable by the holder of the “put” option. The estimated redemption value of the noncontrolling interest, as if it were currently redeemable by the holder of the put option under the terms of the put arrangement, was $22,800,000 as of September 30, 2011 and December 31, 2010.

The following table represents the changes in the redeemable noncontrolling interest for the period from March 15, 2010 (the acquisition date) to September 30, 2011 (amounts in thousands):

Acquisition date fair value of redeemable noncontrolling interest	$15,323
Net income attributable to redeemable noncontrolling interest	417
Distributions paid or accrued	(1,291)

Redeemable noncontrolling interest at December 31, 2010	14,449
Net income attributable to redeemable noncontrolling interest	277
Distributions paid or accrued	(1,017)
Adjustment of the noncontrolling interest measurement amount	3,175

Redeemable noncontrolling interest at September 30, 2011	$16,884

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

The combined original weighted average amortization period is 8.1 years. The Company reviews these assets at least annually for impairment. Total amortization expense was $1,216,849 and $3,717,211 for the three and nine months ended September 30, 2011, respectively. Total amortization expense was $1,479,702 and $3,735,977 for the three and nine months ended September 30, 2010, respectively. In addition, pursuant to ASC 350, goodwill is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2010, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2010, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through September 30, 2011 that would indicate a triggering event and thereby necessitate an impairment charge to goodwill or the other intangible assets. The Company expects to perform its next annual goodwill review during the fourth quarter of 2011. At September 30, 2011 and December 31, 2010, the carrying value of goodwill was $61.7 million.

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

The Company follows the provisions of FASB ASC Topic 718 “Compensation-Stock Compensation” (“ASC 718”). As of September 30, 2011, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program (“LTI”)) is estimated to be $3.6 million with a weighted average remaining life for all nonvested shares of 2.2 years (not including nonvested shares granted under the LTI Programs). As of September 30, 2011, there are no future compensation costs related to stock options and there are no remaining vested stock options to be exercised. Based upon historical data, the Company used an annual forfeiture rate of 14% for stock options and 15-40% for nonvested shares for most of the employee grants. Grants made to key employees and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group.

Total share-based compensation expense was $1,487,640 and $6,109,858 for the three and nine months ended September 30, 2011, respectively. Total share-based compensation expense was $1,040,124 and $3,114,010 for the three and nine months ended September 30, 2010, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the provisions of ASC 718 (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was $114,045 and $1,589,654 for the three and nine months ended September 30, 2011, respectively. The total tax benefit realized from share-based compensation was $309,529 and $777,115 for the three and nine months ended September 30, 2010, respectively.

Stock Options

All options issued under the Amended Plan vest ratably over five years. Granted options expire seven years from the applicable grant date. Options granted to a single person cannot exceed 200,000 in a single year. All of the

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

stock options which have been granted under the Amended Plan were granted to employees of the Company, except for 40,000 which were granted to non-employee directors. The Company granted no options during the three or nine months ended September 30, 2011 and 2010. The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was approximately $0 and $224,000, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was approximately $0 and $77,000, respectively. At September 30, 2011, 895,000 options had been granted under the Amended Plan, all of which have either been cancelled, expired or exercised. There were no antidilutive options outstanding for the three and nine months ended September 30, 2011 and 2010, respectively.

The following summarizes all option related transactions from December 31, 2009 through September 30, 2011 (amounts in thousands, except per share amounts):

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Fair Value Per Share

December 31, 2009	7	$29.41	$2.70

Exercised	(2)	28.45	2.92

December 31, 2010	5	29.79	2.62

Exercised	(5)	29.79	2.62

September 30, 2011	—	$—	$—

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

The following summarizes all nonvested share transactions (excluding shares granted under the LTI Programs) from December 31, 2009 through September 30, 2011 (amounts in thousands, except per share amounts):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date

December 31, 2009	81	$40.24

Granted	57	53.06

Vested	(37)	41.46

Cancelled	(10)	39.61

December 31, 2010	91	47.89

Granted	47	76.86

Vested	(49)	56.13

Cancelled	(5)	50.34

September 30, 2011	84	$59.00

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The total grant date fair value of shares vested during the three and nine months ended September 30, 2011 was $181,004 and $2,758,134, respectively. The total grant date fair value of shares vested during the three and nine months ended September 30, 2010 was $497,077 and $1,387,399, respectively.

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

At September 30, 2011, total future compensation costs, assuming the current estimated levels are achieved, related to nonvested share awards granted under the 2009, 2010 and 2011 LTI Programs are estimated to be approximately $6.6 million. The Company assumed a 7.5% forfeiture rate for this grant and the remaining shares have a weighted average life of 1.27 years at September 30, 2011.

10.	Income Taxes:

The Company follows the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There were no unrecognized tax benefits at both September 30, 2011 and 2010.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company was notified on June 21, 2007 that it was being examined by the Internal Revenue Service for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. The Company believes it has sufficient support for the technical merits of its positions and that it is more-likely-than-not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary. On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. An agreement could not be reached in the appeals process; therefore, on August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005. The Company has two possible courses of action in response to the Notice of Deficiency. With the first course, the Company can pay the assessed tax and interest and file a refund suit in United States District Court. Alternatively, the Company can file a petition in United States Tax Court, which does not require a payment up front of the assessed tax and interest. The Company intends to file a petition in United States Tax Court during the fourth quarter of 2011. If the Company is unsuccessful in tax court, it can appeal to the federal Circuit Court of Appeals. Payment of the assessed taxes and interest could possibly require additional financing from other sources. On June 30, 2011, the Company was notified by the IRS that the audit period will be expanded to include the tax years ended December 31, 2009 and 2008.

At September 30, 2011, the tax years subject to examination by the major taxing jurisdictions, including the Internal Revenue Service, are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2007, 2006 and 2005 tax years are extended through December 31, 2011.

ASC 740 requires the recognition of interest, if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. No interest or penalties were accrued or reversed in the first three or nine months ended September 30, 2011 or 2010.

11.	Earnings per Share:

Basic EPS are computed by dividing net income available to common shareholders of PRA Inc by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of stock options and nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be received upon assumed exercise. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands, except per share amounts):

	For the three months ended September 30,
		2011			2010
	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$25,506	17,117	$1.49	$18,481	17,058	$1.08
Dilutive effect of stock options and nonvested share awards		111			35

Diluted EPS	$25,506	17,228	$1.48	$18,481	17,093	$1.08

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	For the nine months ended September 30,
		2011			2010
	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$74,201	17,106	$4.34	$52,811	16,740	$3.15
Dilutive effect of stock options and nonvested share awards		112			52

Diluted EPS	$74,201	17,218	$4.31	$52,811	16,792	$3.15

There were no antidilutive options outstanding for the three or nine months ended September 30, 2011 and 2010.

12.	Commitments and Contingencies:

Employment Agreements:

The Company has employment agreements, most of which expire on December 31, 2011, with all of its executive officers and with several members of its senior management group. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Future compensation under these agreements is approximately $6.9 million. The agreements also contain confidentiality and non-compete provisions.

Leases:

The Company is party to various operating and capital leases with respect to its facilities and equipment. For further discussion of these leases please refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2010.

Forward Flow Agreements:

The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at September 30, 2011 is approximately $116.2 million.

Redeemable Noncontrolling Interest:

In connection with the Company’s acquisition of 62% of the membership units of CCB on March 15, 2010, the Company acquired the right to purchase the remaining 38% of the membership units of CCB not held by the Company at a predetermined price within the next four years. Also, Class Action Holdings, Inc. (formerly known as Claims Compensation Bureau, Inc.), the holder of the remaining 38% interest in CCB, can require the Company to purchase its interest during the period beginning on March 1, 2012 and ending on February 28, 2018. While the actual amount or timing of any future payment is unknown at this time, the maximum amount of consideration to be paid for the 38% interest is $22.8 million.

Litigation:

The Company is from time to time subject to routine legal claims and proceedings, most of which are incidental to the ordinary course of its business. The Company initiates lawsuits against customers and is occasionally countersued by them in such actions. Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against the Company in which they allege that the Company has violated a state or federal law in the process of collecting on an account. From time to time, other types of lawsuits are brought against the Company.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company accrues for potential liability arising from legal proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. This determination is based upon currently available information for those proceedings in which the Company is involved, taking into account the Company’s best estimate of such losses for those cases for which such estimates can be made. The Company’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the number of unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims), and the related uncertainty of the potential outcomes of these proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

The Company believes, based upon its current knowledge and after consultation with counsel, that the legal proceedings currently pending against it should not, either individually or in the aggregate, have a material adverse impact on the Company’s financial condition. However, it is possible, in light of the uncertainties involved in such proceedings or due to unexpected future developments, that an unfavorable resolution of a legal proceeding or claim could occur which may be material to the Company’s results of operations for a particular period. The matters described below fall outside of the normal parameters of the Company’s routine legal proceedings.

The Attorney General for the State of Missouri filed a purported enforcement action against the Company in 2009 that seeks relief for Missouri customers that have allegedly been injured as a result of certain collection practices of the Company. The Company vehemently denied any wrongdoing. In 2010, the complaint was dismissed with prejudice. In April 2011, the Missouri Court of Appeals Eastern District affirmed the prior dismissal. The State of Missouri has since asked the appellate court for a rehearing on the matter, or alternatively to have the matter transferred to the Missouri Supreme Court.

The Company has been named as defendant in the following five putative class action cases, each of which alleges that the Company violated the Telephone Consumer Protection Act (“TCPA”) by calling consumers’ cellular phones without their prior express consent: Allen v. Portfolio Recovery Associates, Inc., Case No. 10-cv-2658, instituted in the United States District Court for the Southern District of California on December 23, 2010; Meyer v. Portfolio Recovery Associates, LLC, Case No. 37-2011-00083047, instituted in the Superior Court of California, San Diego County on January 3, 2011; Frydman v. Portfolio Recovery Associates, LLC, Case No. 11-cv-524, instituted in the United States District Court for the Northern District of Illinois on January 31, 2011; Bartlett v. Portfolio Recovery Associates, LLC, Case No. 11-cv-0624, instituted in the United States District Court for the Northern District of Georgia on March 1, 2011; and Harvey v. Portfolio Recovery Associates, LLC, Case No. 11-cv-00582, instituted in the United States District Court for the Middle District of Florida on April 8, 2011. Each of the complaints seeks monetary damages under the TCPA, injunctive relief and other relief, including attorney fees. On August 19, 2011, the plaintiff in the Frydman case moved for transfer and consolidation of each of the five pending cases into one multi-district litigation. A hearing on this motion, which the Company does not oppose, is scheduled for December 1, 2011.

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

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:

Cash and cash equivalents	$30,035	$30,035	$41,094	$41,094

Finance receivables, net	919,478	1,307,374	831,330	1,126,340

Financial liabilities:

Line of credit	$260,000	$260,000	$300,000	$300,000

Long-tern debt	1,553	1,553	2,396	2,396

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

As of September 30, 2011, and December 31, 2010, the Company did not account for any financial assets or financial liabilities at fair value.

14.	Recent Accounting Pronouncements:

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other” (Topic 350): “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A)”. ASU 2010-28 modifies Step 1 of the goodwill impairment test under ASC Topic 350 for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, including the examples provided in ASC paragraph 350-20-35-30, in determining whether an interim goodwill impairment test between annual test dates is necessary. ASU 2010-28 allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted ASU 2010-28 on January 1, 2011 which had no material effect on its consolidated financial statements.

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

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income” (Topic 220) to amend its accounting guidance on the presentation of other comprehensive income (“OCI”) in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in shareholders’ equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating which option it will utilize to present items of net income and other comprehensive income, neither of which is expected to have a material effect on the Company.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other” (Topic 350): “Testing Goodwill for Impairment” to amend the accounting guidance on goodwill impairment testing. The amended guidance reduces the complexity and costs of goodwill impairment testing by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amended guidance also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the impacts of adopting ASU 2011-08 on its consolidated financial statements.

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

Overview

Portfolio Recovery Associates is a specialized financial and business services company. We are a leading company in the business of purchasing and collecting defaulted consumer receivables. Those finance receivables fall into two general categories: bankruptcy portfolios and charged-off “Core” portfolios. Revenue for this part of our business consists of cash collections received less amounts applied to principal on our owned finance receivables.

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

Earnings Summary

During the third quarter of 2011, net income attributable to Portfolio Recovery Associates, Inc. was $25.5 million, or $1.48 per diluted share, compared with $18.5 million, or $1.08 per diluted share, in the third quarter of 2010. Total revenue was $114.3 million in the third quarter of 2011, up 19.6% from the same quarter one year earlier. Revenues in the recently completed quarter consisted of $102.9 million in income recognized on finance receivables, net of allowance charges, and $11.4 million in fee income. Income recognized on finance receivables, net of allowance charges, increased $22.8 million, or 28.6%, over the same period in 2010, primarily as a result of a significant increase in cash collections. Cash collections were $182.2 million in the third quarter of 2011, up 32.6% or $44.8 million as compared to the third quarter of 2010. During the quarter, we recorded $0.7 million in net allowance charges, compared with $6.5 million in the comparable quarter of 2010. Our performance has been positively impacted by operational efficiencies surrounding the cash collections process, including the continued refinement of dialer technology and account scoring analytics. Additionally, we have continued to develop our internal legal collection staff resources, which enables us to place accounts into that channel that otherwise would have been prohibitively expensive for legal action.

Fee income decreased from $15.5 million in the third quarter of 2010 to $11.4 million in the third quarter of 2011 mainly due to a decline in fee income generated by our PRA Location Services business and our claims processing business. The decline was due primarily to the continued adverse impact of the economic slowdown on general business growth.

A summary of how our income was generated during the three and nine months ended September 30, 2011 and 2010 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010
Cash collections	$182,168	$137,377	$525,166	$384,978
Amortization of finance receivables	(78,552)	(50,831)	(218,950)	(140,371)
Allowance charges	(741)	(6,520)	(7,064)	(19,710)

Finance receivable income	102,875	80,026	299,152	224,897
Fee income	11,401	15,518	41,697	47,054

Total revenue	$114,276	$95,544	$340,849	$271,951

Operating expenses were $70.4 million in the third quarter of 2011, up 12.3% over the third quarter of 2010, due primarily to increases in compensation expense, legal collection fees, legal collection costs, outside fees and services and communications expense. Compensation expense increased primarily as a result of larger staff sizes as well as increased share-based compensation expense related to our Long-Term Incentive Programs. Legal collection fees and legal collection costs increased from $13.9 million in the third quarter of 2010 to $15.7 million in the third quarter of 2011. This increase was the result of several factors, including growth in the size of our owned debt portfolios, expansion of our internal legal collection resources, and refinement of our internal scoring methodology that expanded our account selections for legal action. Outside fees and services increased mainly as a result of legal related expenses as well as increases in costs related to software development. The communication expenses increase was mainly due to a growth in mailings resulting from an increase in special letter campaigns and higher telephone expenses driven by a greater number of finance receivables to work, as well as a significant expansion of our dialer capacity and a resulting increase in the number of calls generated by the dialer.

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

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Income recognized on finance receivables, net	90.0%	83.8%	87.8%	82.7%
Fee income	10.0%	16.2%	12.2%	17.3%

Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	29.3%	32.7%	30.1%	33.7%
Legal collection fees	5.2%	4.8%	5.2%	4.7%
Legal collection costs	8.5%	9.7%	8.5%	7.9%
Agent fees	1.4%	3.0%	1.8%	3.4%
Outside fees and services	5.4%	3.6%	4.0%	3.5%
Communication expenses	5.1%	4.2%	5.2%	4.8%
Rent and occupancy	1.3%	1.4%	1.3%	1.4%
Depreciation and amortization	2.8%	3.4%	2.9%	3.3%
Other operating expenses	2.5%	2.8%	2.7%	2.8%

Total operating expenses	61.5%	65.6%	61.7%	65.5%
Gain on sale of property	0.0%	0.0%	0.3%	0.0%

Income from operations	38.5%	34.4%	38.6%	34.5%
Other income and (expense):
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(2.2)%	(2.3)%	(2.4)%	(2.4)%

Income before income taxes	36.3%	32.1%	36.2%	32.1%
Provision for income taxes	14.1%	12.4%	14.5%	12.4%

Net income	22.2%	19.7%	21.7%	19.7%
Less net loss/(income) attributable to redeemable noncontrolling interest	0.3%	(0.3)%	(0.1)%	(0.2)%

Net income attributable to Portfolio Recovery Associates, Inc.	22.5%	19.4%	21.6%	19.5%

We use the following terminology throughout our reports:

•	“Allowance charges” refers to a reduction in income recognized on finance receivables on pools of finance receivables whose cash collection estimates are not received or projected to not be received.

•	“Amortization rate” refers to cash collections applied to principal on finance receivables as a percentage of total cash collections.

•	“Buybacks” refers to purchase price refunded by the seller due to the return of non-compliant accounts.

•	“Cash collections” refers to collections on our owned portfolios only, exclusive of fee income.

•	“Cash receipts” refers to collections on our owned portfolios plus fee income.

•

“Core” accounts or portfolios refer to accounts or portfolios that are defaulted consumer receivables and are not in a bankrupt status upon purchase. These accounts are aggregated separately from purchased bankruptcy accounts.

•	“Estimated remaining collections” refers to the sum of all future projected cash collections on our owned portfolios.

•	“Fee income” refers to revenues generated from our fee-for-service subsidiaries.

•	“Income recognized on finance receivables” refers to income derived from our owned debt portfolios.

•	“Income recognized on finance receivables, net” refers to income derived from our owned debt portfolios and is shown net of allowance charges.

•	“Net finance receivable balance” refers to the purchase price less principal amortization and net allowance charges over the life of the portfolio.

•	“Principal amortization” refers to cash collections applied to principal on finance receivables.

•	“Purchase price” refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less buybacks.

•	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy when we purchase them and as such are purchased as a pool of bankrupt accounts.

•	“Total estimated collections” refers to the actual cash collections, including cash sales, plus estimated remaining collections.

•	“Total estimated collections to purchase price” refers to the total estimated collections divided by the purchase price.

Three Months Ended September 30, 2011 Compared To Three Months Ended September 30, 2010

Revenues

Total revenues were $114.3 million for the three months ended September 30, 2011, an increase of $18.8 million, or 19.7%, compared to total revenues of $95.5 million for the three months ended September 30, 2010.

Income Recognized on Finance Receivables, net

Income recognized on finance receivables, net was $102.9 million for the three months ended September 30, 2011, an increase of $22.9 million, or 28.6%, compared to income recognized on finance receivables, net of $80.0 million for the three months ended September 30, 2010. The increase was primarily due to an increase in cash collections on our finance receivables to $182.2 million for the three months ended September 30, 2011, from $137.4 million for the three months ended September 30, 2010, an increase of $44.8 million or 32.6%. During the three months ended September 30, 2011, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $5.68 billion at a cost of $122.1 million. During the three months ended September 30, 2010, we acquired defaulted consumer receivable portfolios with an aggregate face value of $1.38 billion at a cost of $92.5 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period’s buying.

Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended September 30, 2011, we recorded net allowance charges of $0.7 million, of which $1.4 million related to Core portfolios acquired between 2005 and 2008 offset by an allowance charge reversal of $0.5 million on Core portfolios purchased in 2005 and an allowance charge reversal of $0.2 million on purchased bankruptcy portfolios purchased in 2005 and 2006. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff.

Fee Income

Fee income was $11.4 million for the three months ended September 30, 2011, a decrease of $4.1 million, or 26.5%, compared to fee income of $15.5 million for the three months ended September 30, 2010. Fee income decreased primarily due to a decline in fee income generated by our PRA Location Services business and our claims processing business. The decline at PRA Location Services was due primarily to a decrease in volume related to a decline in automobile financing activity nationwide.

Operating Expenses

Total operating expenses were $70.4 million for the three months ended September 30, 2011, an increase of $7.7 million or 12.3% compared to total operating expenses of $62.7 million for the three months ended September 30, 2010. Total operating expenses were 36.4% of cash receipts for the three months ended September 30, 2011 compared to 41.0% for the same period in 2010.

Compensation and Employee Services

Compensation and employee services expenses were $33.5 million for the three months ended September 30, 2011, an increase of $2.3 million, or 7.4%, compared to compensation and employee services expenses of $31.2 million for the three months ended September 30, 2010. This increase is mainly due to an overall increase in our collection staff and the hiring of non-collection personnel as well as an increase in share-based compensation expense. Compensation and employee services expenses increased as total employees grew 3.4% to 2,504 as of September 30, 2011, from 2,421 as of September 30, 2010. Compensation and employee services expenses as a percentage of cash receipts decreased to 17.3% for the three months ended September 30, 2011, from 20.4% of cash receipts for the same period in 2010.

Legal Collection Fees

Legal collection fees represent the contingent fees for the cash collections generated by our independent third party attorney network. Legal collection fees were $6.0 million for the three months ended September 30, 2011, an increase of $1.4 million, or 30.4%, compared to legal collection fees of $4.6 million for the three months ended September 30, 2010. This increase was the result of an increase in our external legal collections which increased $7.0 million or 34.7%, from $20.2 million for the three months ended September 30, 2010 to $27.2 million for the three months ended September 30, 2011. Legal collection fees for the three months ended September 30, 2011 were 3.1% of cash receipts, compared to 3.0% for the three months ended September 30, 2010.

Legal Collection Costs

Legal collection costs are costs paid to courts where a lawsuit is filed. It also includes the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $9.7 million for the three months ended September 30, 2011, an increase of $0.4 million, or 4.3%, compared to legal collection costs of $9.3 million for the three months ended September 30, 2010. The increase was attributable to an increase in legal collection costs resulting from accounts referred to both our in-house attorneys and outside independent contingent fee attorneys due to the refinement of our internal scoring methodology that expanded our account selections for legal action. In addition, the growth in the size of our owned debt portfolios resulted in additional document costs related to the filing of more lawsuits. These legal collection costs represent 4.4% and 5.6% of cash receipts for the three month periods ended September 30, 2011 and 2010, respectively.

Agent Fees

Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $1.6 million for the three months ended September 30, 2011, a decrease of $1.2 million, or 42.9%, compared to agent fees of $2.8 million for the three months ended September 30, 2010. The decrease was mainly due to a decline in agent fees related to reduced business activity associated with PRA Location Services.

Outside Fees and Services

Outside fees and services expenses were $6.2 million for the three months ended September 30, 2011, an increase of $2.7 million or 77.1% compared to outside fees and services expenses of $3.5 million for the three months ended September 30, 2010. Of the $2.7 million increase, $1.9 million increase was attributable to an increase in corporate legal expense and the remaining $0.8 million increase was attributable to other outside fees and services including increases in costs related to software development.

Communication Expenses

Communication expenses were $5.9 million for the three months ended September 30, 2011, an increase of $1.9 million, or 47.5%, compared to communications expenses of $4.0 million for the three months ended September 30, 2010. The increase was mainly due to additional postage expense resulting from an increase in special letter campaigns. The remaining increase was attributable to higher telephone expenses driven by a greater number of finance receivables to work, as well as a significant expansion of our dialer capacity and a resulting increase in the number of calls generated by the dialer. Mailings were responsible for 93.1% or $1.7 million of this increase, while the remaining 6.9% or $0.2 million was attributable to increased call volumes.

Rent and Occupancy

Rent and occupancy expenses were $1.5 million for the three months ended September 30, 2011, an increase of $0.1 million, or 7.1%, compared to rent and occupancy expenses of $1.4 million for the three months ended September 30, 2010. The increase was due to the expansion of our Hampton, Virginia call center and other renewals and expansions, as well as increased utility charges.

Depreciation and Amortization

Depreciation and amortization expenses were $3.2 million for the three months ended September 30, 2011, a decrease of $0.1 million or 3.0% compared to depreciation and amortization expenses of $3.3 million for the three months ended September 30, 2010.

Other Operating Expenses

Other operating expenses were $2.8 million for the three months ended September 30, 2011, an increase of $0.2 million or 7.7% compared to other operating expenses of $2.6 million for the three months ended September 30, 2010. The $0.2 million increase was mainly attributable to an increase in gross receipts tax expense mainly due to the general growth of the company as well as changes in state tax laws which required additional gross receipt tax expenses to be incurred. No other individual item represents a significant portion of the overall increase.

Interest Income

Interest income was $7,000 and $0 for the three months ended September 30, 2011 and 2010, respectively.

Interest Expense

Interest expense was $2.6 million for the three months ended September 30, 2011, an increase of $0.4 million compared to interest expense of $2.2 million for the three months ended September 30, 2010. The increase was mainly due to an increase in our weighted average interest rate, which increased to 3.7% for the three months ended September 30, 2011, compared to 2.4% for the three months ended September 30, 2010, partially offset by a decrease in our average borrowings under our revolving credit facility for the three months ended September 30, 2011 compared to the same period in 2010.

Provision for Income Taxes

Income tax expense was $16.1 million for the three months ended September 30, 2011, an increase of $4.2 million, or 35.3%, compared to income tax expense of $11.9 million for the three months ended September 30, 2010. The increase is mainly due to an increase of 34.7% in income before taxes for the three months ended

September 30, 2011, compared to the same period in 2010, as well as an increase in the effective tax rate to 39.0% for the three months ended September 30, 2011, compared to an effective tax rate of 38.8% for the same period in 2010. The increase in the effective tax rate is primarily attributable to an increase in the state effective rate due to a change in the mix of income apportionment between various states.

Nine Months Ended September 30, 2011 Compared To Nine Months Ended September 30, 2010

Revenues

Total revenues were $340.8 million for the nine months ended September 30, 2011, an increase of $68.8 million, or 25.3%, compared to total revenues of $272.0 million for the nine months ended September 30, 2010.

Income Recognized on Finance Receivables, net

Income recognized on finance receivables, net was $299.2 million for the nine months ended September 30, 2011, an increase of $74.3 million, or 33.0%, compared to income recognized on finance receivables, net of $224.9 million for the nine months ended September 30, 2010. The increase was primarily due to an increase in cash collections on our finance receivables to $525.2 million for the nine months ended September 30, 2011, from $385.0 million for the nine months ended September 30, 2010, an increase of $140.2 million or 36.4%. During the nine months ended September 30, 2011, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $8.6 billion at a cost of $319.5 million. During the nine months ended September 30, 2010, we acquired defaulted consumer receivable portfolios with an aggregate face value of $4.9 billion at a cost of $281.9 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period’s buying.

Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the nine months ended September 30, 2011, we recorded net allowance charges of $7.1 million, of which $4.5 million related to non-bankruptcy portfolios acquired from 2005 through 2008. The remaining $2.6 million related mainly to bankruptcy portfolios acquired in 2007 and 2008. For the nine months ended September 30, 2010, we recorded net allowance charges of $19.7 million, the majority of which related to non-bankruptcy portfolios acquired in 2005 through 2007. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff.

Fee Income

Fee income was $41.7 million for the nine months ended September 30, 2011, a decrease of $5.4 million, or 11.5%, compared to fee income of $47.1 million for the nine months ended September 30, 2010. Fee income decreased primarily due to a decline in revenue generated by our PRA Location Services business as a result of the continued adverse impact of the economic slowdown on general business growth. This decrease was partially offset by increases in fee income generated by CCB, in which we acquired a majority interest on March 15, 2010, and increases in revenues generated by our government services businesses during the nine months ended September 30, 2011, compared to the prior year period.

Operating Expenses

Total operating expenses were $209.9 million for the nine months ended September 30, 2011, an increase of $31.5 million or 17.7% compared to total operating expenses of $178.4 million for the nine months ended September 30, 2010. Total operating expenses were 37.0% of cash receipts for the nine months ended September 30, 2011 compared to 41.3% for the same period in 2010.

Compensation and Employee Services

Compensation and employee services expenses were $102.4 million for the nine months ended September 30, 2011, an increase of $10.7 million, or 11.7%, compared to compensation and employee services expenses of $91.7 million for the nine months ended September 30, 2010. This increase is mainly due to an overall increase in our collection staff and the hiring of non-collection personnel as well as an increase in share-based compensation expense. Compensation and employee services expenses increased as total employees grew 3.5% to 2,504 as of September 30, 2011, from 2,421 as of September 30, 2010. Compensation and employee services expenses as a percentage of cash receipts decreased to 18.1% for the nine months ended September 30, 2011, from 21.2% of cash receipts for the same period in 2010.

Legal Collection Fees

Legal collection fees represent the contingent fees for the cash collections generated by our independent third party attorney network. Legal collection fees were $17.7 million for the nine months ended September 30, 2011, an increase of $4.9 million, or 38.3%, compared to legal collection fees of $12.8 million for the nine months ended September 30, 2010. This increase was the result of an increase in our external legal collections which increased $22.7 million or 39.6%, from $57.3 million for the nine months ended September 30, 2010 to $80.0 million for the nine months ended September 30, 2011. Legal collection fees for the nine months ended September 30, 2011 were 3.1% of cash receipts, compared to 3.0% for the nine months ended June 31, 2010.

Legal Collection Costs

Legal collection costs are costs paid to courts where a lawsuit is filed. It also includes the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $28.9 million for the nine months ended September 30, 2011, an increase of $7.5 million, or 35.0%, compared to legal collection costs of $21.4 million for the nine months ended September 30, 2010. The increase was attributable to an increase in legal collection costs resulting from accounts referred to both our in-house attorneys and outside independent contingent fee attorneys due to the refinement of our internal scoring methodology that expanded our account selections for legal action. In addition, growth in the size of our owned debt portfolios resulted in additional document costs related to filing of more lawsuits. These legal collection costs represent 4.7% and 4.6% of cash receipts for the nine month periods ended September 30, 2011 and 2010, respectively.

Agent Fees

Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $6.0 million for the nine months ended September 30, 2011, a decrease of $3.4 million, or 36.2%, compared to agent fees of $9.4 million for the nine months ended September 30, 2010. The decrease was mainly due to a decline in agent fees related to reduced business activity associated with PRA Location Services.

Outside Fees and Services

Outside fees and services expenses were $13.7 million for the nine months ended September 30, 2011, an increase of $4.2 million or 44.2% compared to outside fees and services expenses of $9.5 million for the nine months ended September 30, 2010. Of the $4.2 million increase, $2.6 million increase was attributable to an increase in corporate legal expense and the remaining $1.6 million increase was attributable to other outside fees and services including increases in costs related to software development.

Communication Expenses

Communication expenses were $17.9 million for the nine months ended September 30, 2011, an increase of $4.7 million, or 35.6%, compared to communications expenses of $13.2 million for the nine months ended September 30, 2010. The increase was mainly due to additional postage expenses resulting from an increase in special letter campaigns. The remaining increase was attributable to higher telephone expenses driven by a greater number of finance receivables to work, as well as a significant expansion of our dialer capacity and a resulting increase in the number of calls generated by the dialer. Mailings were responsible for 93.0% or $4.3 million of this increase, while the remaining 7.0% or $0.4 million was attributable to increased call volumes.

Rent and Occupancy

Rent and occupancy expenses were $4.4 million for the nine months ended September 30, 2011, an increase of $0.5 million, or 12.8%, compared to rent and occupancy expenses of $3.9 million for the nine months ended September 30, 2010. The increase was due to the expansion of our Hampton, Virginia call center, the additional space resulting from our acquisition of a 62% controlling interest in CCB on March 15, 2010, and other renewals and expansions, as well as increased utility charges.

Depreciation and Amortization

Depreciation and amortization expenses were $9.8 million for the nine months ended September 30, 2011, an increase of $0.7 million or 7.7% compared to depreciation and amortization expenses of $9.1 million for the nine months ended September 30, 2010. The increase is mainly due to additional expenses incurred related to the depreciation and amortization of the tangible and intangible assets acquired in the acquisition of a 62% controlling interest in CCB on March 15, 2010. Additional increases are the result of continued capital expenditures on equipment, software and computers related to our growth and systems upgrades.

Other Operating Expenses

Other operating expenses were $9.2 million for the nine months ended September 30, 2011, an increase of $1.7 million or 22.7% compared to other operating expenses of $7.5 million for the nine months ended September 30, 2010. Of the $1.7 million increase, $0.7 million was attributable to an increase in gross receipts tax expense mainly due to the general growth of the company as well as changes in state tax laws which required additional gross receipt tax expenses to be incurred. No other individual item represents a significant portion of the overall increase.

Gain on Sale of Property

Gain on sale of property was $1.2 million for the nine months ended September 30, 2011, compared to $0 for the nine months ended September 30, 2010. The increase is the result of the sale of a parcel of land adjacent to our Norfolk headquarters during the second quarter of 2011.

Interest Income

Interest income was $7,000 for the nine months ended September 30, 2011, compared to $35,000 of interest income for the nine months ended September 30, 2010.

Interest Expense

Interest expense was $8.1 million for the nine months ended September 30, 2011, an increase of $1.6 million compared to interest expense of $6.5 million for the nine months ended September 30, 2010. The increase was mainly due to an increase in our weighted average interest rate, which increased to 3.7% for the nine months ended September 30, 2011, compared to 2.4% for the nine months ended September 30, 2010, partially offset by a decrease in our average borrowings under our revolving credit facility for the nine months ended September 30, 2011, compared to the same period in 2010.

Provision for Income Taxes

Income tax expense was $49.5 million for the nine months ended September 30, 2011, an increase of $15.7 million, or 46.4%, compared to income tax expense of $33.8 million for the nine months ended September 30, 2010. The increase is mainly due to an increase of 42.4% in income before taxes for the nine months ended September 30, 2011, compared to the same period in 2010, as well as an increase in the effective tax rate to 39.9% for the nine months ended September 30, 2011, compared to an effective tax rate of 38.9% for the same period in 2010. The increase in the effective tax rate is primarily attributable to an increase in the state effective rate due to a change in the mix of income apportionment between various states.

Below are certain key financial data and ratios for the periods indicated:

FINANCIAL HIGHLIGHTS

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2011	2010	Change	2011	2010	Change
EARNINGS
Income recognized on finance receivables, net	$102,875	$80,026	29%	$299,152	$224,897	33%
Fee income	11,401	15,518	-27%	41,696	47,054	-11%
Total revenues	114,276	95,544	20%	340,848	271,951	25%
Operating expenses	70,446	62,721	12%	209,933	178,362	18%
Income from operations	43,830	32,823	34%	132,072	93,589	41%
Net interest expense	2,548	2,178	17%	8,050	6,500	24%
Net income	25,193	18,757	34%	74,478	53,242	40%
Net income attributable to Portfolio Recovery Associates, Inc.	25,506	18,481	38%	74,201	52,811	41%

PERIOD-END BALANCES
Cash and cash equivalents	$30,035	$20,297	48%	$30,035	$20,297	48%
Finance receivables, net	919,478	807,239	14%	919,478	807,239	14%
Goodwill and intangible assets, net	76,426	81,610	-6%	76,426	81,610	-6%
Total assets	1,064,104	947,737	12%	1,064,104	947,737	12%
Line of credit	260,000	288,500	-10%	260,000	288,500	-10%
Total liabilities	478,915	464,781	3%	478,915	464,781	3%
Total equity	568,305	468,425	21%	568,305	468,425	21%

FINANCE RECEIVABLE COLLECTIONS
Cash collections	$182,168	$137,377	33%	$525,166	$384,978	36%
Principal amortization without allowance charges	78,552	50,831	55%	218,950	140,372	56%
Principal amortization with allowance charges	79,293	57,351	38%	226,014	160,081	41%
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	43.5%	41.7%	4%	43.0%	41.6%	4%
Excluding fully amortized pools	45.7%	44.7%	2%	45.6%	45.0%	1%
Estimated remaining collections - core	$1,154,406	$934,942	23%	$1,154,406	$934,942	23%
Estimated remaining collections - bankruptcy	770,886	734,632	5%	770,886	734,632	5%
Estimated remaining collections - total	1,925,292	1,669,574	15%	1,925,292	1,669,574	15%

ALLOWANCE FOR FINANCE RECEIVABLES
Balance at period-end	$83,471	$70,965	18%	$83,471	$70,965	18%
Allowance charge	$741	$6,520	-89%	$7,064	$19,710	-64%
Allowance charge to period-end net finance receivables	0.08%	0.81%	-90%	0.77%	2.44%	-69%
Allowance charge to net finance receivable income	0.72%	8.15%	-91%	2.36%	8.76%	-73%
Allowance charge to cash collections	0.41%	4.75%	-91%	1.35%	5.12%	-74%

PURCHASES OF FINANCE RECEIVABLES
Purchase price - core	$57,240	$31,831	80%	$170,857	$105,145	62%
Face value - core	5,027,874	588,551	754%	7,071,530	2,067,011	242%
Purchase price - bankruptcy	64,848	60,687	7%	148,659	176,774	-16%
Face value - bankruptcy	654,508	788,967	-17%	1,515,501	2,869,052	-47%
Purchase price - total	122,088	92,518	32%	319,516	281,919	13%
Face value - total	5,682,382	1,377,518	313%	8,587,031	4,936,063	74%
Number of portfolios - total	95	68	40%	250	230	9%

PER SHARE DATA
Net income per common share - diluted	$1.48	$1.08	37%	$4.31	$3.15	37%
Weighted average number of shares outstanding - diluted	17,228	17,093	1%	17,218	16,792	3%
Closing market price	$62.22	$64.66	-4%	$62.22	$64.66	-4%

RATIOS AND OTHER DATA
Return on average equity (1)	18.27%	16.04%	14%	18.57%	16.36%	14%
Return on revenue (2)	22.05%	19.63%	12%	21.85%	19.58%	12%
Operating margin (3)	38.35%	34.35%	12%	38.75%	34.41%	13%
Operating expense to cash receipts (4)	36.39%	41.02%	-11%	37.03%	41.28%	-10%
Debt to equity (5)	46.02%	61.80%	-26%	46.02%	61.80%	-26%
Cash collections per collector hour paid:
Core cash collections	$152	$127	20%	$156	$129	21%
Total cash collections	$249	$200	25%	$245	$190	29%
Excluding external legal collections	$212	$170	25%	$207	$161	29%
Excluding bankruptcy and external legal collections	$115	$97	19%	$118	$101	17%
Number of collectors	1,520	1,422	7%	1,520	1,422	7%
Number of employees	2,504	2,421	3%	2,504	2,421	3%
Cash receipts (4)	$193,569	$152,895	27%	$566,862	$432,032	31%
Line of credit - unused portion at period end	147,500	76,500	93%	147,500	76,500	93%

Notes:

(1)	Calculated as annualized net income divided by average equity for the period
(2)	Calculated as net income divided by total revenues
(3)	Calculated as income from operations divided by total revenues
(4)	“Cash receipts” is defined as cash collections plus fee income
(5)	For purposes of this ratio, “debt” equals the line of credit balance plus long-term debt

FINANCIAL HIGHLIGHTS

	For the Quarter Ended
(dollars in thousands)	September 30 2011	June 30 2011	March 31 2011	December 31 2010	September 30 2010
EARNINGS
Income recognized on finance receivables, net	$102,875	$100,303	$95,974	$84,783	$80,026
Fee income	11,401	14,492	15,803	15,972	15,518
Total revenues	114,276	114,795	111,777	100,755	95,544
Operating expenses	70,446	70,415	69,072	64,480	62,721
Income from operations	43,830	45,537	42,705	36,275	32,823
Net interest expense	2,548	2,635	2,867	2,488	2,178
Net income	25,193	25,576	23,709	20,631	18,757
Net income attributable to Portfolio Recovery Associates, Inc.	25,506	25,574	23,121	20,645	18,481

PERIOD-END BALANCES
Cash and cash equivalents	$30,035	$25,481	$35,443	$41,094	$20,297
Finance receivables, net	919,478	879,515	866,992	831,330	807,239
Goodwill and intangible assets, net	76,426	77,643	78,893	80,144	81,610
Total assets	1,064,104	1,021,617	1,020,099	995,908	947,737
Line of credit	260,000	250,000	290,000	300,000	288,500
Total liabilities	478,915	463,153	489,136	490,943	464,781
Total equity	568,305	542,396	515,710	490,516	468,425

FINANCE RECEIVABLE COLLECTIONS
Cash collections	$182,168	$176,281	$166,717	$144,363	$137,377
Principal amortization without allowance	78,552	73,695	66,703	54,139	50,831
Principal amortization with allowance	79,293	75,978	70,743	59,580	57,351
Principal amortization w/ allowance as % of cash collections:
Including fully amortized pools	43.5%	43.1%	42.4%	41.3%	41.7%
Excluding fully amortized pools	45.7%	45.7%	45.3%	44.3%	44.7%
Estimated remaining collections - core	$1,154,406	$1,072,777	$1,040,140	$974,108	$934,942
Estimated remaining collections - bankruptcy	770,886	743,228	753,130	749,410	734,632
Estimated remaining collections - total	1,925,292	1,816,005	1,793,270	1,723,518	1,669,574

ALLOWANCE FOR FINANCE RECEIVABLES
Balance at period-end	$83,471	$82,730	$80,447	$76,407	$70,965
Allowance charge	$741	$2,283	$4,040	$5,442	$6,520
Allowance charge to period-end net finance receivables	0.08%	0.26%	0.47%	0.65%	0.81%
Allowance charge to net finance receivable income	0.72%	2.28%	4.21%	6.42%	8.15%
Allowance charge to cash collections	0.41%	1.30%	2.42%	3.77%	4.75%

PURCHASES OF FINANCE RECEIVABLES
Purchase price - core	$57,240	$52,323	$61,294	$44,852	$31,831
Face value - core	5,027,874	1,034,898	1,008,758	1,357,301	588,551
Purchase price - bankruptcy	64,848	37,204	46,607	40,671	60,687
Face value - bankruptcy	654,508	378,051	482,941	511,588	788,967
Purchase price - total	122,088	89,527	107,901	85,523	92,518
Face value - total	5,682,382	1,412,949	1,491,699	1,868,889	1,377,518
Number of portfolios - total	95	76	79	75	68

PER SHARE DATA
Net income per common share - diluted	$1.48	$1.48	$1.34	$1.20	$1.08
Weighted average number of shares outstanding - diluted	17,228	17,225	17,199	17,165	17,093
Closing market price	$62.22	$84.79	$85.13	$75.20	$64.66

RATIOS AND OTHER DATA
Return on average equity (1)	18.27%	19.20%	18.25%	17.09%	16.04%
Return on revenue (2)	22.05%	22.28%	21.21%	20.48%	19.63%
Operating margin (3)	38.35%	39.67%	38.21%	36.00%	34.35%
Operating expense to cash receipts (4)	36.39%	36.91%	37.84%	40.22%	41.02%
Debt to equity (5)	46.02%	46.43%	56.64%	61.65%	61.80%
Cash collections per collector hour paid:
Core cash collections	$152	$154	$162	$129	$127
Total cash collections	$249	$243	$241	$204	$200
Excluding external legal collections	$212	$205	$204	$174	$170
Excluding bankruptcy and external legal collections	$115	$116	$125	$98	$97
Number of collectors	1,520	1,517	1,486	1,472	1,422
Number of employees	2,504	2,504	2,482	2,473	2,421
Cash receipts (4)	$193,569	$190,773	$182,520	$160,335	$152,895
Line of credit - unused portion at period end	147,500	157,500	117,500	107,500	76,500

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

Core customers sometimes file for bankruptcy protection subsequent to our purchase of the related Core portfolio. When this occurs, we adjust our collection practices accordingly to comply with bankruptcy procedures; however, for accounting purposes, these accounts remain in the related Core portfolio. Conversely, bankrupt accounts may be dismissed voluntarily or involuntarily subsequent to our purchase of the related bankrupt portfolio. Dismissal occurs when the terms of the bankruptcy are not met by the petitioner. When this occurs, we are typically free to pursue collection outside of bankruptcy procedures; however, for accounting purposes, these accounts remain in the related bankruptcy pool.

The purchase price multiples from 2005 through the third quarter of 2011 described in the table below are lower than historical multiples in previous years. This trend is primarily, but not entirely related to pricing competition. When competition increases, and/or supply decreases so that pricing becomes negatively impacted on a relative basis (total lifetime collections in relation to purchase price), yields tend to trend lower. The opposite occurs when pricing trends are favorable.

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

Portfolio Data – Life-to-Date

Entire Portfolio

		Inception through September 30, 2011					As of September 30, 2011
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance at September 30, 2011	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,133	$7,010	$3,123	$0	$7,010	$0	$111	$10,244	333%
1997	7,685	25,276	17,173	8,103	0	17,173	0	266	25,542	332%
1998	11,089	36,870	25,883	10,987	0	25,883	0	502	37,372	337%
1999	18,898	67,958	48,784	19,174	0	48,784	0	1,259	69,217	366%
2000	25,020	112,831	87,635	25,196	0	87,635	0	2,892	115,723	463%
2001	33,481	169,712	135,360	34,352	0	135,360	0	3,850	173,562	518%
2002	42,325	189,072	146,746	42,326	0	146,746	0	5,496	194,568	460%
2003	61,448	250,428	188,980	61,448	0	188,980	0	8,262	258,690	421%
2004	59,177	185,401	127,423	57,978	1,200	126,223	0	8,516	193,917	328%
2005	143,169	284,294	172,198	112,096	17,696	154,502	13,377	25,569	309,863	216%
2006	107,704	183,555	115,249	68,306	19,415	95,834	19,983	34,629	218,184	203%
2007	258,401	388,573	219,004	169,569	18,215	200,789	70,611	119,258	507,831	197%
2008	275,162	339,458	205,346	134,112	26,945	178,401	114,070	192,391	531,849	193%
2009	281,442	377,599	242,236	135,363	0	242,236	146,078	367,274	744,873	265%
2010	358,349	251,198	145,477	105,721	0	145,477	252,628	542,061	793,259	221%
2011	317,787	41,414	26,372	15,042	0	26,372	302,731	612,956	654,370	206%

Total	$2,004,217	$2,913,772	$1,910,876	$1,002,896	$83,471	$1,827,405	$919,478	$1,925,292	$4,839,064	241%

Purchased Bankruptcy Portfolio

		Inception through September 30, 2011					As of September 30, 2011
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance at September 30, 2011	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996-2003	$0	$0	$0	$0	$0	$0	$0	$0	$0	0%
2004	7,468	14,273	8,005	6,268	1,200	6,805	0	110	14,383	193%
2005	29,301	43,146	14,654	28,492	731	13,923	79	180	43,326	148%
2006	17,645	30,279	13,975	16,304	1,200	12,775	141	910	31,189	177%
2007	78,547	92,058	33,358	58,700	4,010	29,348	15,837	19,024	111,082	141%
2008	108,609	115,115	57,947	57,168	1,800	56,147	49,641	68,968	184,083	169%
2009	156,061	174,834	113,808	61,026	0	113,808	95,034	192,379	367,213	235%
2010	209,284	115,781	67,388	48,393	0	67,388	160,891	270,383	386,164	185%
2011	146,417	6,699	4,969	1,730	0	4,969	144,687	218,932	225,631	154%

Total	$753,332	$592,185	$314,104	$278,081	$8,941	$305,163	$466,310	$770,886	$1,363,071	181%

Core Portfolio

		Inception through September 30, 2011					As of September 30, 2011
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance at September 30, 2011	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,133	$7,010	$3,123	$0	$7,010	$0	$111	$10,244	333%
1997	7,685	25,276	17,173	8,103	0	17,173	0	266	25,542	332%
1998	11,089	36,870	25,883	10,987	0	25,883	0	502	37,372	337%
1999	18,898	67,958	48,784	19,174	0	48,784	0	1,259	69,217	366%
2000	25,020	112,831	87,635	25,196	0	87,635	0	2,892	115,723	463%
2001	33,481	169,712	135,360	34,352	0	135,360	0	3,850	173,562	518%
2002	42,325	189,072	146,746	42,326	0	146,746	0	5,496	194,568	460%
2003	61,448	250,428	188,980	61,448	0	188,980	0	8,262	258,690	421%
2004	51,709	171,128	119,418	51,710	0	119,418	0	8,406	179,534	347%
2005	113,868	241,148	157,544	83,604	16,965	140,579	13,298	25,389	266,537	234%
2006	90,059	153,276	101,274	52,002	18,215	83,059	19,842	33,719	186,995	208%
2007	179,854	296,515	185,646	110,869	14,205	171,441	54,774	100,234	396,749	221%
2008	166,553	224,343	147,399	76,944	25,145	122,254	64,429	123,423	347,766	209%
2009	125,381	202,765	128,428	74,337	0	128,428	51,044	174,895	377,660	301%
2010	149,065	135,417	78,089	57,328	0	78,089	91,737	271,678	407,095	273%
2011	171,370	34,715	21,403	13,312	0	21,403	158,044	394,024	428,739	250%

Total	$1,250,885	$2,321,587	$1,596,772	$724,815	$74,530	$1,522,242	$453,168	$1,154,406	$3,475,993	278%

Portfolio Data – Year-to-Date

Entire Portfolio

		For the Nine Months Ended September 30, 2011					As of September 30, 2011
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance at September 30, 2011	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$89	$89	$0	$0	$89	$0	$111	$10,244	333%
1997	7,685	154	154	0	0	154	0	266	25,542	332%
1998	11,089	263	263	0	0	263	0	502	37,372	337%
1999	18,898	794	794	0	0	794	0	1,259	69,217	366%
2000	25,020	1,997	1,997	0	0	1,997	0	2,892	115,723	463%
2001	33,481	3,039	3,039	0	0	3,039	0	3,850	173,562	518%
2002	42,325	4,639	4,639	0	0	4,639	0	5,496	194,568	460%
2003	61,448	6,976	6,976	0	0	6,976	0	8,262	258,690	421%
2004	59,177	6,773	6,601	172	(15)	6,616	0	8,516	193,917	328%
2005	143,169	13,644	7,147	6,497	879	6,268	13,377	25,569	309,863	216%
2006	107,704	14,589	8,700	5,889	0	8,700	19,983	34,629	218,184	203%
2007	258,401	53,435	23,764	29,671	(100)	23,864	70,611	119,258	507,831	197%
2008	275,162	69,870	34,635	35,235	6,300	28,335	114,070	192,391	531,849	193%
2009	281,442	142,854	90,358	52,496	0	90,358	146,078	367,274	744,873	265%
2010	358,349	164,636	90,689	73,947	0	90,689	252,628	542,061	793,259	221%
2011	317,787	41,414	26,371	15,043	0	26,371	302,731	612,956	654,370	206%

Total	$2,004,217	$525,166	$306,216	$218,950	$7,064	$299,152	$919,478	$1,925,292	$4,839,064	241%

Purchased Bankruptcy Portfolio

		For the Nine Months Ended September 30, 2011					As of September 30, 2011
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance at September 30, 2011	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996-2003	$0	$0	$0	$0	$0	$0	$0	$0	$0	0%
2004	7,468	128	111	17	(15)	126	0	110	14,383	193%
2005	29,301	390	75	315	(171)	246	79	180	43,326	148%
2006	17,645	1,324	1,050	274	(200)	1,250	141	910	31,189	177%
2007	78,547	12,777	3,191	9,586	1,150	2,041	15,837	19,024	111,082	141%
2008	108,609	27,223	11,033	16,190	1,800	9,233	49,641	68,968	184,083	169%
2009	156,061	76,419	46,186	30,233	0	46,186	95,034	192,379	367,213	235%
2010	209,284	76,295	39,822	36,473	0	39,822	160,891	270,383	386,164	185%
2011	146,417	6,699	4,969	1,730	0	4,969	144,687	218,932	225,631	154%

Total	$753,332	$201,255	$106,437	$94,818	$2,564	$103,873	$466,310	$770,886	$1,363,071	181%

Core Portfolio

		For the Nine Months Ended September 30, 2011					As of September 30, 2011
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance at September 30, 2011	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$89	$89	$0	$0	$89	$0	$111	$10,244	333%
1997	7,685	154	154	0	0	154	0	266	25,542	332%
1998	11,089	263	263	0	0	263	0	502	37,372	337%
1999	18,898	794	794	0	0	794	0	1,259	69,217	366%
2000	25,020	1,997	1,997	0	0	1,997	0	2,892	115,723	463%
2001	33,481	3,039	3,039	0	0	3,039	0	3,850	173,562	518%
2002	42,325	4,639	4,639	0	0	4,639	0	5,496	194,568	460%
2003	61,448	6,976	6,976	0	0	6,976	0	8,262	258,690	421%
2004	51,709	6,645	6,490	155	0	6,490	0	8,406	179,534	347%
2005	113,868	13,254	7,072	6,182	1,050	6,022	13,298	25,389	266,537	234%
2006	90,059	13,265	7,650	5,615	200	7,450	19,842	33,719	186,995	208%
2007	179,854	40,658	20,573	20,085	(1,250)	21,823	54,774	100,234	396,749	221%
2008	166,553	42,647	23,602	19,045	4,500	19,102	64,429	123,423	347,766	209%
2009	125,381	66,435	44,172	22,263	0	44,172	51,044	174,895	377,660	301%
2010	149,065	88,341	50,867	37,474	0	50,867	91,737	271,678	407,095	273%
2011	171,370	34,715	21,402	13,313	0	21,402	158,044	394,024	428,739	250%

Total	$1,250,885	$323,911	$199,779	$124,132	$4,500	$195,279	$453,168	$1,154,406	$3,475,993	278%

Portfolio Data – Quarter-to-Date

Entire Portfolio

		For the Three Months Ended September 30, 2011					As of September 30, 2011
($ in thousands)	Purchase Price	Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance at September 30, 2011	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price

Purchase Period

1996	$3,080	$25	$25	$0	$0	$25	$0	$111	$10,244	333%
1997	7,685	47	47	0	0	47	0	266	25,542	332%
1998	11,089	82	82	0	0	82	0	502	37,372	337%
1999	18,898	260	260	0	0	260	0	1,259	69,217	366%
2000	25,020	616	616	0	0	616	0	2,892	115,723	463%
2001	33,481	854	854	0	0	854	0	3,850	173,562	518%
2002	42,325	1,404	1,404	0	0	1,404	0	5,496	194,568	460%
2003	61,448	2,098	2,098	0	0	2,098	0	8,262	258,690	421%
2004	59,177	1,968	1,968	0	0	1,968	0	8,516	193,917	328%
2005	143,169	3,985	2,026	1,959	641	1,385	13,377	25,569	309,863	216%
2006	107,704	4,259	2,553	1,706	100	2,453	19,983	34,629	218,184	203%
2007	258,401	16,072	7,104	8,968	(500)	7,604	70,611	119,258	507,831	197%
2008	275,162	21,880	10,492	11,388	500	9,992	114,070	192,391	531,849	193%
2009	281,442	47,288	29,521	17,767	0	29,521	146,078	367,274	744,873	265%
2010	358,349	56,731	29,897	26,834	0	29,897	252,628	542,061	793,259	221%
2011	317,787	24,599	14,669	9,930	0	14,669	302,731	612,956	654,370	206%

Total	$2,004,217	$182,168	$103,616	$78,552	$741	$102,875	$919,478	$1,925,292	$4,839,064	241%

Purchased Bankruptcy Portfolio

		For the Three Months Ended September 30, 2011					As of September 30, 2011
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance at September 30, 2011	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996-2003	$0	$0	$0	$0	$0	$0	$0	$0	$0	0%
2004	7,468	30	30	0	0	30	0	110	14,383	193%
2005	29,301	81	17	64	(59)	76	79	180	43,326	148%
2006	17,645	345	265	80	(100)	365	141	910	31,189	177%
2007	78,547	3,944	895	3,049	0	895	15,837	19,024	111,082	141%
2008	108,609	9,116	3,335	5,781	0	3,335	49,641	68,968	184,083	169%
2009	156,061	27,082	15,517	11,565	0	15,517	95,034	192,379	367,213	235%
2010	209,284	28,984	13,294	15,690	0	13,294	160,891	270,383	386,164	185%
2011	146,417	4,930	3,250	1,680	0	3,250	144,687	218,932	225,631	154%

Total	$753,332	$74,512	$36,603	$37,909	($159)	$36,762	$466,310	$770,886	$1,363,071	181%

Core Portfolio

		For the Three Months Ended September 30, 2011					As of September 30, 2011
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance at September 30, 2011	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$25	$25	$0	$0	$25	$0	$111	$10,244	333%
1997	7,685	47	47	0	0	47	0	266	25,542	332%
1998	11,089	82	82	0	0	82	0	502	37,372	337%
1999	18,898	260	260	0	0	260	0	1,259	69,217	366%
2000	25,020	616	616	0	0	616	0	2,892	115,723	463%
2001	33,481	854	854	0	0	854	0	3,850	173,562	518%
2002	42,325	1,404	1,404	0	0	1,404	0	5,496	194,568	460%
2003	61,448	2,098	2,098	0	0	2,098	0	8,262	258,690	421%
2004	51,709	1,938	1,938	0	0	1,938	0	8,406	179,534	347%
2005	113,868	3,904	2,009	1,895	700	1,309	13,298	25,389	266,537	234%
2006	90,059	3,914	2,288	1,626	200	2,088	19,842	33,719	186,995	208%
2007	179,854	12,128	6,209	5,919	(500)	6,709	54,774	100,234	396,749	221%
2008	166,553	12,764	7,157	5,607	500	6,657	64,429	123,423	347,766	209%
2009	125,381	20,206	14,004	6,202	0	14,004	51,044	174,895	377,660	301%
2010	149,065	27,747	16,603	11,144	0	16,603	91,737	271,678	407,095	273%
2011	171,370	19,669	11,419	8,250	0	11,419	158,044	394,024	428,739	250%

Total	$1,250,885	$107,656	$67,013	$40,643	$900	$66,113	$453,168	$1,154,406	$3,475,993	278%

The following tables show our net allowance charges recorded against our net finance receivables (“NFR”).

Net Allowance Charges, Entire Portfolio

($ in thousands)
			Purchase Period
Allowance Period (1)	1996-2003	2004	2005	2006	2007	2008	2009-2011	Total
2005	$200	$—	$—	$—	$—	$—	$—	$200
2006	275	—	825	—	—	—	—	1,100
2007	235	470	1,885	340	—	—	—	2,930
2008	(110)	1,290	3,040	7,170	7,380	620	—	19,390
2009	(600)	(375)	4,190	4,860	3,435	16,125	—	27,635
Q1 10	—	—	2,795	1,175	2,900	—	—	6,870
Q2 10	—	(80)	1,600	2,100	700	2,000	—	6,320
Q3 10	—	(80)	1,650	2,050	2,750	150	—	6,520
Q4 10	—	(10)	832	1,720	1,150	1,750	—	5,442
Q1 11	—	(15)	455	(100)	400	3,300	—	4,040
Q2 11	—	—	(217)	—	—	2,500	—	2,283
Q3 11	—	—	641	100	(500)	500	—	741

Total	$—	$1,200	$17,696	$19,415	$18,215	$26,945	$—	$83,471

Portfolio Purchases, net	$203,026	$59,177	$143,169	$107,704	$258,401	$275,162	$957,578	$2,004,217

Net Allowance Charges, Purchased Bankruptcy Portfolio
($ in thousands)
			Purchase Period
Allowance Period (1)	1996-2003	2004	2005	2006	2007	2008	2009-2011	Total
2007	$—	$470	$160	$150	$—	$—	$—	$780
2008	—	770	375	1,210	—	—	—	2,355
2009	—	45	265	120	110	—	—	540
Q1 10	—	—	95	50	1,200	—	—	1,345
Q2 10	—	(30)	25	—	—	—	—	(5)
Q3 10	—	(30)	—	(100)	600	—	—	470
Q4 10	—	(10)	(18)	(30)	950	—	—	892
Q1 11	—	(15)	(95)	(100)	1,150	1,300	—	2,240
Q2 11	—	—	(17)	—	—	500	—	483
Q3 11	—	—	(59)	(100)	—	—	—	(159)

Total	$—	$1,200	$731	$1,200	$4,010	$1,800	$—	$8,941

Portfolio Purchases, net	$—	$7,468	$29,301	$17,645	$78,547	$108,609	$511,762	$753,332

Net Allowance Charges, Core Portfolio
($ in thousands)
			Purchase Period
Allowance Period (1)	1996-2003	2004	2005	2006	2007	2008	2009-2011	Total
2005	$200	$—	$—	$—	$—	$—	$—	$200
2006	275	—	825	—	—	—	—	1,100
2007	235	—	1,725	190	—	—	—	2,150
2008	(110)	520	2,665	5,960	7,380	620	—	17,035
2009	(600)	(420)	3,925	4,740	3,325	16,125	—	27,095
Q1 10	—	—	2,700	1,125	1,700	—	—	5,525
Q2 10	—	(50)	1,575	2,100	700	2,000	—	6,325
Q3 10	—	(50)	1,650	2,150	2,150	150	—	6,050
Q4 10	—	—	850	1,750	200	1,750	—	4,550
Q1 11	—	—	550	—	(750)	2,000	—	1,800
Q2 11	—	—	(200)	—	—	2,000	—	1,800
Q3 11	—	—	700	200	(500)	500	—	900

Total	$—	$—	$16,965	$18,215	$14,205	$25,145	$—	$74,530

Portfolio Purchases, net	$203,026	$51,709	$113,868	$90,059	$179,854	$166,553	$445,816	$1,250,885

(1)	Allowance period represents the quarter in which we recorded valuation allowances, net of any (reversals).

The following graph shows the purchase price of our owned portfolios by year and includes the year to date acquisition amount for the nine months ended September 30, 2011. The purchase price number represents the cash paid to the seller, plus certain capitalized costs, less buybacks.

As shown in the above chart, the composition of our purchased portfolios has shifted in favor of bankrupt accounts in recent years. We began buying bankrupt accounts during 2004 and slowly increased the volume of accounts we acquired through 2006 as we tested our models, refined our processes and validated our operating assumptions. After observing a high level of modeling confidence in our early purchases, we began increasing our level of purchases more dramatically commencing in 2007.

Our ability to profitably purchase and liquidate pools of bankrupt accounts provides diversity to our distressed asset acquisition business. Although we generally buy bankrupt assets from many of the same consumer lenders from whom we acquire Core customer accounts, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of pools purchased in the bankrupt and Core markets may differ over time. We have found periods when bankrupt accounts were more profitable and other times when Core accounts were more profitable. From 2004 through 2008, our bankruptcy buying fluctuated between 13% and 39% of our total portfolio purchasing in those years. In 2009, for the first time in our history, bankruptcy purchasing exceeded that of our Core buying, finishing at 55% of total portfolio purchasing for the year and during 2010 this percentage increased to 59%. This occurred as severe dislocations in the financial markets, coupled with legislative uncertainty, caused pricing in the bankruptcy market to decline substantially, thereby driving our strategy to make advantageous bankruptcy portfolio acquisitions during this period. For the first nine months of 2011, bankruptcy buying represented 47% of our total portfolio purchasing.

In order to collect our Core portfolios, we generally need to employ relatively higher amounts of labor and incur additional collection costs to generate each dollar of cash collections as compared with bankruptcy portfolios. In order to achieve acceptable levels of net return on investment (after direct expenses), we are generally targeting a total cash collections to purchase price multiple in the 2.25-3.0x range. On the other hand, bankrupt accounts generate the majority of cash collections through the efforts of the U.S. bankruptcy courts. In this process, cash is remitted to our Company with no corresponding cost other than the cost of filing claims at the time of purchase and general administrative costs for monitoring the progress of each account through the bankruptcy process. As a result, overall collection costs are much lower for us when liquidating a pool of bankrupt accounts as compared to a pool of Core accounts, but conversely the price we pay for bankrupt accounts is generally higher than Core accounts. We generally target similar returns on investment (measured after direct expenses) for bankrupt and Core portfolios at any given point in the market cycles. However, because of the lower related collection costs, we can pay more for bankrupt portfolios, which causes the estimated total cash collections to purchase price multiples of bankrupt pools to be in the 1.4-2.0x range generally. In summary, compared to a pool of Core accounts, to the extent both pools had identical targeted returns on investment (measured after direct expenses), the bankrupt pool would be expected to generate less revenue, a lower yield, less direct expenses, similar operating income, and a higher operating margin.

In addition, collections on younger, newly filed bankrupt accounts tend to be of a lower magnitude in the earlier months when compared to Core charge-off accounts. This lower level of early period collections is due to the fact that we purchase primarily accounts that represent unsecured claims in bankruptcy, and these unsecured claims are scheduled to begin paying out after payment of the secured and priority claims. As a result of the administrative processes regarding payout priorities within the court-administered bankruptcy plans, unsecured creditors do not generally begin receiving meaningful collections on unsecured claims until 12 to 18 months after the bankruptcy filing date. Therefore, to the extent that we purchase portfolios with more recent bankruptcy filing dates, as we did to a significant extent commencing in 2009, we would expect to experience a delay in cash collections compared with Core charged-off accounts.

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

Cash Collections By Year, By Year of Purchase – Entire Portfolio

($ in thousands)
Purchase Period	Purchase Price						Cash Collection Period
		1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	YTD 2011	Total
1996	$3,080	$7,295	$730	$496	$398	$285	$210	$237	$102	$83	$78	$68	$89	$10,071
1997	7,685	15,138	2,630	1,829	1,324	1,022	860	597	437	346	215	216	154	24,768
1998	11,089	16,981	5,152	3,948	2,797	2,200	1,811	1,415	882	616	397	382	263	36,844
1999	18,898	18,207	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	1,328	1,139	794	67,267
2000	25,020	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	3,198	2,782	1,997	112,370
2001	33,481	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	5,299	4,422	3,039	164,221
2002	42,325	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	6,375	4,639	189,056
2003	61,448	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	10,422	6,976	250,428
2004	59,177	—	—	—	—	18,019	46,475	40,424	30,750	19,339	13,677	9,944	6,773	185,401
2005	143,169	—	—	—	—	—	18,968	75,145	69,862	49,576	33,366	23,733	13,644	284,294
2006	107,704	—	—	—	—	—	—	22,971	53,192	40,560	29,749	22,494	14,589	183,555
2007	258,401	—	—	—	—	—	—	—	42,263	115,011	94,805	83,059	53,435	388,573
2008	275,162	—	—	—	—	—	—	—	—	61,277	107,974	100,337	69,870	339,458
2009	281,442	—	—	—	—	—	—	—	—	—	57,338	177,407	142,854	377,599
2010	358,349	—	—	—	—	—	—	—	—	—	—	86,562	164,636	251,198
YTD 2011	317,787	—	—	—	—	—	—	—	—	—	—	—	41,414	41,414

Total	$2,004,217	$64,515	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$262,166	$326,699	$368,003	$529,342	$525,166	$2,906,517

Cash Collections By Year, By Year of Purchase – Purchased Bankruptcy Portfolio
($ in thousands)
Purchase Period	Purchase Price						Cash Collection Period
		1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	YTD 2011	Total
2004	$7,468	$—	$—	$—	$—	$743	$4,554	$3,956	$2,777	$1,455	$496	$164	$128	$14,273
2005	29,301	—	—	—	—	—	3,777	15,500	11,934	6,845	3,318	1,382	390	43,146
2006	17,645	—	—	—	—	—	—	5,608	9,455	6,522	4,398	2,972	1,324	30,279
2007	78,547	—	—	—	—	—	—	—	2,850	27,972	25,630	22,829	12,777	92,058
2008	108,609	—	—	—	—	—	—	—	—	14,024	35,894	37,974	27,223	115,115
2009	156,061	—	—	—	—	—	—	—	—	—	16,635	81,780	76,419	174,834
2010	209,284	—	—	—	—	—	—	—	—	—	—	39,486	76,295	115,781
YTD 2011	146,417	—	—	—	—	—	—	—	—	—	—	—	6,699	6,699

Total	$753,332	$—	$—	$—	$—	$743	$8,331	$25,064	$27,016	$56,818	$86,371	$186,587	$201,255	$592,185

Cash Collections By Year, By Year of Purchase – Core Portfolio
($ in thousands)
Purchase Period	Purchase Price						Cash Collection Period
		1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	YTD 2011	Total
1996	$3,080	$7,295	$730	$496	$398	$285	$210	$237	$102	$83	$78	$68	$89	$10,071
1997	7,685	15,138	2,630	1,829	1,324	1,022	860	597	437	346	215	216	154	24,768
1998	11,089	16,981	5,152	3,948	2,797	2,200	1,811	1,415	882	616	397	382	263	36,844
1999	18,898	18,207	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	1,328	1,139	794	67,267
2000	25,020	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	3,198	2,782	1,997	112,370
2001	33,481	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	5,299	4,422	3,039	164,221
2002	42,325	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	6,375	4,639	189,056
2003	61,448	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	10,422	6,976	250,428
2004	51,709	—	—	—	—	17,276	41,921	36,468	27,973	17,884	13,181	9,780	6,645	171,128
2005	113,868	—	—	—	—	—	15,191	59,645	57,928	42,731	30,048	22,351	13,254	241,148
2006	90,059	—	—	—	—	—	—	17,363	43,737	34,038	25,351	19,522	13,265	153,276
2007	179,854	—	—	—	—	—	—	—	39,413	87,039	69,175	60,230	40,658	296,515
2008	166,553	—	—	—	—	—	—	—	—	47,253	72,080	62,363	42,647	224,343
2009	125,381	—	—	—	—	—	—	—	—	—	40,703	95,627	66,435	202,765
2010	149,065	—	—	—	—	—	—	—	—	—	—	47,076	88,341	135,417
YTD 2011	171,370	—	—	—	—	—	—	—	—	—	—	—	34,715	34,715

Total	$1,250,885	$64,515	$53,148	$79,253	$117,052	$152,661	$183,045	$211,329	$235,150	$269,881	$281,632	$342,755	$323,911	$2,314,332

When we acquire a new pool of finance receivables, our estimates typically result in a 72 – 96 month projection of cash collections. The following chart shows our historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase, adjusted for buybacks.

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

Number of Collectors by Tenure

	One year + (1)
	2006	2007	2008	2009	2010	2011
Q1	331	340	314	488	690	830
Q2	342	360	348	587	711	860
Q3	324	397	410	604	742	877
Q4	340	327	452	638	771	—

	Less than one year (2)
	2006	2007	2008	2009	2010	2011
Q1	360	435	688	621	686	644
Q2	372	481	744	612	681	671
Q3	402	475	631	585	642	600
Q4	375	553	739	676	731	—

	Total (2)
	2006	2007	2008	2009	2010	2011
Q1	691	775	1,002	1,109	1,376	1,474
Q2	714	841	1,092	1,199	1,392	1,531
Q3	726	872	1,041	1,189	1,384	1477
Q4	715	880	1,191	1,314	1,502	—

(1)	Calculated based on actual employees (collectors) with one year of service or more.
(2)	Calculated using total hours worked by all collectors, including those in training, to produce a full time equivalent “FTE.”

The tables below contain our collector productivity metrics as defined by calendar quarter.

QTD Cash Collections per Collector Hour Paid

	Core cash collections (1)
	2006	2007	2008	2009	2010	2011
Q1	$141	$141	$116	$120	$135	$162
Q2	$132	$129	$115	$114	$127	$154
Q3	$129	$120	$110	$111	$127	$152
Q4	$127	$107	$98	$109	$129	—

	Total cash collections (2)
	2006	2007	2008	2009	2010	2011
Q1	$152	$156	$133	$147	$182	$241
Q2	$146	$142	$136	$143	$188	$243
Q3	$145	$131	$134	$144	$200	$249
Q4	$142	$119	$123	$148	$204	—

	Non-legal cash collections (3)
	2006	2007	2008	2009	2010	2011
Q1	$106	$108	$96	$118	$154	$204
Q2	$99	$96	$99	$116	$160	$205
Q3	$98	$88	$99	$119	$170	$212
Q4	$94	$80	$94	$123	$174	—

	Non-legal/non-bankruptcy cash collections (4)
	2006	2007	2008	2009	2010	2011
Q1	$92	$92	$79	$90	$106	$125
Q2	$85	$83	$78	$87	$100	$116
Q3	$82	$76	$76	$87	$97	$115
Q4	$80	$68	$69	$84	$98	—

(1)	Represents total cash collections less purchased bankruptcy cash collections from trustee-administered accounts. This metric does include cash collections from purchased bankruptcy accounts administered by the Core call center collection floor as well as cash collections generated by our internal staff of legal collectors. In addition, this calculation does not include hours paid to our internal staff of legal collectors or to employees processing the bankruptcy-required notifications to trustees.
(2)	Represents total cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to collectors (including those in training).

(3)	Represents total cash collections less external legal cash collections. This metric does include internal legal collections and all bankruptcy collections and excludes any hours associated with either of those functions.
(4)	Represents total cash collections less external legal cash collections and less purchased bankruptcy cash collections from trustee-administered accounts. This metric also does not include any labor hours associated with the bankruptcy or legal (internal or external) functions but does include internally-driven cash collections from the internal legal channel.

The following chart illustrates the excess of our cash collections on our owned portfolios over income recognized on finance receivables on a quarterly basis. The difference between cash collections and income recognized on finance receivables is referred to as payments applied to principal. It is also referred to as amortization of purchase price. This amortization is the portion of cash collections that is used to recover the cost of the portfolio investment represented on the balance sheet.

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

(1)	Includes cash collections on finance receivables only and excludes cash proceeds from sales of defaulted consumer receivables.

The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q3 2011	Q2 2011	Q1 2011	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Q4 2009
Call Center & Other Collections	$63,967	$64,566	$67,377	$53,775	$51,711	$54,477	$56,987	$45,365
External Legal Collections	27,245	27,329	25,378	21,446	20,217	18,819	18,276	15,496
Internal Legal Collections	16,444	16,007	15,598	12,841	12,130	11,362	10,714	7,570
Purchased Bankruptcy Collections	74,512	68,379	58,364	56,301	53,319	43,748	33,219	26,855

Total Cash Collections	$182,168	$176,281	$166,717	$144,363	$137,377	$128,406	$119,196	$95,286

Rollforward of Net Finance Receivables

The following table shows the changes in finance receivables, net, including the amounts paid to acquire new portfolios (amounts in thousands).

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Balance at beginning of period	$879,515	$775,606	$831,330	$693,462
Acquisitions of finance receivables (1)	119,256	88,984	314,162	273,858
Cash collections applied to principal on finance receivables (2)	(79,293)	(57,351)	(226,014)	(160,081)

Balance at end of period	$919,478	$807,239	$919,478	$807,239

Estimated Remaining Collections (3)	$1,925,292	$1,669,574	$1,925,292	$1,669,574

(1)	Acquisitions of finance receivables is net of buybacks and includes certain capitalized acquisition related costs.
(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net of allowance charges.
(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios.

Portfolios by Type and Geography

The following table categorizes our life to date portfolio purchases as of September 30, 2011, into the major asset types represented (amounts in thousands):

Asset Type	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
Major Credit Cards	16,590	61%	$46,036,047	73%	$1,578,112	77%
Consumer Finance	5,329	20	6,665,247	11	126,057	6
Private Label Credit Cards	4,689	17	6,734,277	11	299,746	15
Auto Deficiency	591	2	3,987,184	5	43,895	2

Total:	27,199	100%	$63,422,755	100%	$2,047,810	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.
(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

The following table summarizes our life to date portfolio purchases as of September 30, 2011, into the delinquency categories represented (amounts in thousands).

Account Type	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
Fresh	1,679	6%	$4,908,677	8%	$440,366	22%
Primary	4,192	15	7,473,380	12	364,153	17
Secondary	4,326	16	7,296,047	12	260,215	13
Tertiary	3,988	15	5,349,424	8	74,296	4
BK Trustees	3,838	14	17,201,802	27	786,496	38
Other	9,176	34	21,193,425	33	122,284	6

Total:	27,199	100%	$63,422,755	100%	$2,047,810	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.
(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

We also review the geographic distribution of accounts within a portfolio because we have found that state specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.

The following table summarizes our life to date portfolio purchases as of September 30, 2011, by geographic location (amounts in thousands):

Geographic Distribution	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
California	2,885	11%	$8,411,028	13%	$263,211	13%
Texas	4,143	15	7,239,465	11	185,481	9
Florida	2,164	8	6,042,786	10	185,721	9
New York	1,578	6	3,830,505	6	113,217	6
Pennsylvania	952	4	2,351,621	4	75,998	4
Ohio	952	4	2,212,689	3	84,729	4
Illinois	1,046	4	2,208,869	3	77,397	4
North Carolina	960	4	2,160,024	3	69,180	3
Georgia	889	3	2,100,536	3	79,908	4
New Jersey	634	2	1,748,805	3	58,637	3
Michigan	723	3	1,706,263	3	62,556	3
Arizona	480	2	1,357,570	2	42,869	2
Virginia	724	3	1,352,877	2	48,235	2
Tennessee	585	2	1,326,439	2	48,725	2
Massachusetts	476	2	1,193,105	2	37,471	2
Indiana	443	2	1,102,061	2	44,140	2
Other (3)	7,565	25	17,078,112	28	570,335	28

Total:	27,199	100%	$63,422,755	100%	$2,047,810	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.
(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.
(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

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

As of September 30, 2011, cash and cash equivalents totaled $30.0 million, as compared to $41.1 million at December 31, 2010. Total debt outstanding on our $407.5 million line of credit was $260.0 million as of September 30, 2011, which represents availability of $147.5 million (subject to the borrowing base and applicable debt covenants).

We have in place forward flow commitments for the purchase of defaulted consumer receivables over the next 12 months of approximately $116.2 million as of September 30, 2011. Additionally we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements. We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit agreement would be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and a material amount of additional portfolio purchasing in excess of the currently committed flow amounts during the next twelve months.

We are cognizant of the market fundamentals in the debt purchase and company acquisition market which, because of significant supply and tight capital availability, could cause increased buying opportunities to arise. Accordingly, we filed a $150 million shelf registration during the third quarter of 2009. We issued $75.5 million of equity securities under that registration statement during February of 2010 in order to take advantage of market opportunities while retaining the ability to issue up to an additional $74.5 million of equity or debt securities under the shelf registration statement in the future. The outcome of any future transaction is subject to market conditions. In addition, we closed on a new and expanded syndicated loan during the fourth quarter of 2010. The new credit agreement increased our credit availability to $407.5 million. Refer to the “Borrowings” section below for additional information on the line of credit.

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

We file income taxes using the cost recovery method for tax revenue recognition. We were notified on June 21, 2007 that we were being examined by the Internal Revenue Service for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. We believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary. On April 22, 2009, we filed a formal protest of the findings contained in the examination report prepared by the IRS. An agreement could not be reached in the appeals process; therefore, on August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005. We have two possible courses of action in response to the Notice of Deficiency. With the first course, we can pay the assessed tax and interest and file a refund suit in United States District Court. Alternatively, we can file a petition in United States Tax Court, which does not require a payment up front of the assessed tax and interest. We intend to file a petition in United States Tax Court during the fourth quarter of 2011. If we are unsuccessful in tax court, we can appeal to the federal Circuit Court of Appeals. Payment of the assessed taxes and interest could possibly require additional financing from other sources. On June 30, 2011, we were notified by the IRS that the audit period will be expanded to include the tax years ended December 31, 2009 and 2008.

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

Our operating activities provided cash of $123.2 million and $103.4 million for the nine months ended September 30, 2011 and 2010, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period. The increase was due mostly to an increase in net income to $74.5 million for the nine months ended September 30, 2011, from $53.2 million for the nine months ended September 30, 2010. The remaining changes were due to net changes in other accounts related to our operating activities.

Our investing activities used cash of $91.7 million and $143.0 million during the nine months ended September 30, 2011 and 2010, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment and business acquisitions. The majority of the decrease was due to cash payments for business acquisitions totaling $23.1 million during the nine months ended September 30, 2010, as compared to $0 during the nine months ended September 30, 2011, as well as an increase in acquisitions of finance receivables, which increased from $273.9 million for the nine months ended September 30, 2010 to $314.2 million for the nine months ended September 30, 2011, partially offset by an increase in collections applied to principal on finance receivables from $160.1 million for the nine months ended September 30, 2010 to $226.0 million for the nine months ended September 30, 2011.

Our financing activities used cash of $42.5 million and provided cash of $39.7 million during the nine months ended September 30, 2011 and 2010, respectively. Cash is provided by draws on our line of credit, proceeds from equity offerings, proceeds from debt financing and stock option exercises. Cash used in financing activities is primarily driven by principal payments on our line of credit and principal payments on long-term debt. The majority of the decrease was due to cash proceeds received from our $75.5 million equity offering during the nine months ended September 30, 2010, compared to $0 during the nine months ended September 30, 2011, as well as $40.0 million in net repayments on our line of credit during the nine months ended September 30, 2011, compared to $30.8 million during the same period in 2010.

Cash paid for interest was $7.8 million and $6.5 million for the nine months ended September 30, 2011 and 2010, respectively. Interest was paid on our line of credit, long-term debt and our interest rate swap agreement. The increase was mainly due to an increase in our weighted average interest rate which increased to 3.69% for the nine months ended September 30, 2011, as compared to 2.41% for the nine months ended September 30, 2010 partially offset by a decrease in our average borrowings under our revolving credit facility for the nine months ended September 30, 2011 compared to the same period in 2010. Cash paid for taxes was $19.1 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively. The increase was mainly due to projected current taxable income for the year ending December 31, 2011 and a projected current tax loss as of September 30, 2010 for the year ended December 31, 2010.

Borrowings

On December 20, 2010, we entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). Under the terms of the Credit Agreement, the credit facility includes an aggregate principal amount available of $407.5 million (subject to the borrowing base and applicable debt covenants), consisting of a $50 million fixed rate loan that matures on May 4, 2012, which was transferred from our then existing credit agreement, and a $357.5 million revolving credit facility that matures on December 20, 2014. The revolving credit facility will be automatically increased by $50 million upon the maturity and repayment of the fixed rate loan. The fixed rate loan bears interest at a rate of 6.8% per annum, payable monthly in arrears. The revolving loans accrue interest, at our option, at either the base rate plus 1.75% per annum or the Eurodollar rate (as defined) for the applicable term plus 2.75% per annum. The base rate is the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. Interest is payable on base rate loans quarterly in arrears and on Eurodollar loans in arrears on the last day of each interest period or, if such interest period exceeds three months, every three months. Our revolving credit facility includes a $20 million swingline loan sublimit and a $20 million letter of credit sublimit. It also contains an accordion loan feature that allows us to request an increase of up to $142.5 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to the terms of the Credit Agreement. No existing lender is obligated to increase its commitment. The Credit Agreement is secured by a first priority lien on substantially all of our assets. The Credit Agreement contains restrictive covenants and events of default include the following:

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

At September 30, 2011, all of our borrowings under our revolving credit facility consisted of 30-day Eurodollar rate loans and base rate loans with a weighted average annual interest rate equal to 3.12%.

We had $260.0 million and $300.0 million of borrowings outstanding on our credit facility as of September 30, 2011 and December 31, 2010, respectively, of which $50 million represented borrowings under the non-revolving fixed rate loan at both dates.

We were in compliance with all covenants of our credit facility as of September 30, 2011 and December 31, 2010.

Stockholders’ Equity

Stockholders’ equity was $568.3 at September 30, 2011 and $490.5 million at December 31, 2010. The increase was primarily attributable to $74.2 million in net income attributable to PRA during the first nine months of 2011.

Contractual Obligations

Our contractual obligations as of September 30, 2011 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating Leases	$25,448	$4,605	$8,763	$7,274	$4,806
Line of Credit (1)	293,308	10,461	19,701	263,146	—
Long-term Debt	1,610	918	692	—	—
Purchase Commitments (2) (3)	143,839	121,039	15,200	7,600	—
Employment Agreements	6,911	5,768	828	315	—

Total	$471,116	$142,791	$45,184	$278,335	$4,806

(1)	To the extent that a balance is outstanding on our line of credit, the revolving portion ($210 million) would be due in December 2014 and the non-revolving fixed rate sub-limit portion ($50 million) would be due in May 2012. Upon maturity of the fixed rate portion, the revolving credit facility will be automatically increased by $50 million. Therefore, for purposes of this table and the related interest calculations, the assumed maturity of the fixed rate sublimit is the same as the existing revolving portion or December 2014. This amount also includes estimated interest and unused line fees due on the line of credit for both the fixed rate and variable rate components. This estimate also assumes that the balance on the line of credit remains constant from the September 30, 2011 balance of $260.0 million and the balance is paid in full at its respective maturity.
(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $116.2 million.
(3)	This amount includes the maximum remaining purchase price of $22.8 million to be paid to acquire the noncontrolling interest of CCB.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other” (Topic 350): “Testing Goodwill for Impairment” to amend the accounting guidance on goodwill impairment testing. The amended guidance reduces the complexity and costs of goodwill impairment testing by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amended guidance also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating the impacts of adopting ASU 2011-08 on our consolidated financial statements.

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

Revenue Recognition

We account for our investment in finance receivables under the guidance of ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). We acquire accounts that have experienced deterioration of credit quality between origination and our acquisition of the accounts. The amount paid for an account reflects our determination that it is probable we will be unable to collect all amounts due according to the account’s contractual terms. At acquisition, we review the portfolio both by account and aggregate pool to determine whether there is evidence of deterioration of credit quality since origination and accordingly estimate the portion of the collectible balance that we expect to collect over the portfolio’s projected economic life. We then determine whether each such portfolio is to be accounted for individually or whether such portfolios will be assembled into pools based on common risk characteristics. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio and subsequently aggregated pools of accounts. We determine the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference) based on our proprietary acquisition models. The remaining amount, representing the excess of the account’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining estimated life of the account or pool (accretable yield).

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

Valuation of Acquired Intangibles and Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”), we are required to perform a review of goodwill for impairment annually or earlier if indicators of potential impairment exist. The review of goodwill for potential impairment is highly subjective and requires that: (1) goodwill is allocated to various reporting units of our business to which it relates; and (2) we estimate the fair value of those reporting units to which the goodwill relates and then determine the book value of those reporting units. If the estimated fair value of reporting units with allocated goodwill is determined to be less than their book value, we are required to estimate the fair value of all identifiable assets and liabilities of those reporting units in a manner similar to a purchase price allocation for an acquired business. This requires independent valuation of certain unrecognized assets. Once this process is complete, the amount of goodwill impairment, if any, can be determined.

We believe that, at September 30, 2011, there were no indicators of potential impairment of goodwill or other intangible assets. Therefore, no early review of goodwill for impairment was performed. However, changes in various circumstances including changes in our market capitalization, changes in our forecasts and changes in our internal business structure could cause one of our reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in our industry and changes in global or regional economic conditions, we may strategically realign our resources and consider restructuring, disposing or otherwise exiting businesses, which could result in an impairment of some or all of our identifiable intangibles or goodwill. There were no such plans in place at September 30, 2011.

Income Taxes

We follow the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. Accordingly, we record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The guidance also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk relates primarily to interest rate risk on our variable rate line of credit. The average borrowings on our variable rate line of credit were $198.9 million and $240.7 million for the three months ended September 30, 2011 and 2010, respectively. Assuming an immediate 200 basis point increase in interest rates, interest expense would have increased by $1.0 million and $1.2 million for the three months ended September 30, 2011 and 2010, respectively. At September 30, 2011 and December 31, 2010, we had $210.0 million and $238.5 million, respectively, of variable rate debt outstanding on our credit line. We do not have any other variable rate debt outstanding at September 30, 2011. Significant increases in future interest rates on the variable rate line of credit could lead to a material decrease in future earnings, assuming all other factors remained constant.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We accrue for potential liability arising from legal proceedings when it is probable that such liability has been incurred and the amount of the lost can be reasonably estimated. This determination is based upon currently available information for those proceedings in which we are involved, taking into account our best estimate of such losses for those cases for which such estimates can be made. Our estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the number of unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims), and the related uncertainty of the potential outcomes of these proceedings. Accordingly, our estimate will change from time to time, and actual losses may be more than the current estimate.

We believe, based upon our current knowledge and after consultation with counsel, that the legal proceedings currently pending against us should not, either individually or in the aggregate, have a material adverse impact on our financial condition. However, it is possible, in light of the uncertainties involved in such proceedings or due to unexpected future developments, that an unfavorable resolution of a legal proceeding or claim could occur which may be material to our results of operations for a particular period. The matters described below fall outside of the normal parameters of our routine legal proceedings.

The Attorney General for the State of Missouri filed a purported enforcement action against us in 2009 that seeks relief for Missouri customers that have allegedly been injured as a result of certain of our collection practices. We vehemently denied any wrongdoing. In 2010, the complaint was dismissed with prejudice. In April 2011, the Missouri Court of Appeals Eastern District affirmed the prior dismissal. The State of Missouri has since asked the appellate court for a rehearing on the matter, or alternatively to have the matter transferred to the Missouri Supreme Court.

We have been named as defendant in the following five putative class action cases, each of which alleges that we violated the Telephone Consumer Protection Act (“TCPA”) by calling consumers’ cellular phones without their prior express consent: Allen v. Portfolio Recovery Associates, Inc., Case No. 10-cv-2658, instituted in the United States District Court for the Southern District of California on December 23, 2010; Meyer v. Portfolio Recovery Associates, LLC, Case No. 37-2011-00083047, instituted in the Superior Court of California, San Diego County on January 3, 2011; Frydman v. Portfolio Recovery Associates, LLC, Case No. 11-cv-524, instituted in the United States District Court for the Northern District of Illinois on January 31, 2011; Bartlett v. Portfolio Recovery Associates, LLC, Case No. 11-cv-0624, instituted in the United States District Court for the Northern District of Georgia on March 1, 2011; and Harvey v. Portfolio Recovery Associates, LLC, Case No. 11-cv-00582, instituted in the United States District Court for the Middle District of Florida on April 8, 2011. Each of the complaints seeks monetary damages under the TCPA, injunctive relief and other relief, including attorney fees. On August 19, 2011, the plaintiff in the Frydman case moved for transfer and consolidation of each of the five pending cases into one multi-district litigation. A hearing on this motion, which we do not oppose, is scheduled for December 1, 2011.

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

PORTFOLIO RECOVERY ASSOCIATES, INC.
(Registrant)

Date: November 4, 2011	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 4, 2011	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)