Form 10-K
period 2011-12-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2012-02-28
CIK 1185348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-50058

Portfolio Recovery Associates, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-3078675
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

120 Corporate Boulevard, Norfolk, Virginia	23502
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 772-7326

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	NASDAQ Global Select Market
(Title of Class)	(Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES   ☑     NO   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.     YES   ☐     NO   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES   ☑     NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES   ☑     NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐     NO   ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011 was $1,420,920,062 based on the $84.79 closing price as reported on the NASDAQ Global Select Market.

The number of shares of the registrant’s Common Stock outstanding as of February 17, 2012 was 17,146,589.

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for our 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

•

a prolonged economic recovery or a deterioration in the economic or inflationary environment in the United States or the United Kingdom, including the interest rate environment, that may have an adverse effect on our collections, results of operations, revenue and stock price or on the stability of the financial system as a whole;

•	our ability to purchase defaulted consumer receivables at appropriate prices;

•	our ability to replace our defaulted consumer receivables with additional receivables portfolios;

•	our ability to obtain accurate and authentic account documents relating to accounts that we acquire and the possibility that documents that we provide could contain errors;

•	our ability to successfully acquire receivables of new asset types;

•	changes in the business practices of credit originators in terms of selling defaulted consumer receivables;

•	changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables;

•	changes in or interpretation of tax laws or adverse results of tax audits;

•

changes in bankruptcy or collection laws that could negatively affect our business, including by causing an increase in certain types of bankruptcy filings involving liquidations, which may cause our collections to decrease;

•	our ability to employ and retain qualified employees, especially collection personnel, and our senior management team;

•	our work force could become unionized in the future, which could adversely affect the stability of our production and increase our costs;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital;

•	the degree and nature of our competition;

•	the possibility that we could incur goodwill impairment charges;

•	our ability to retain existing clients and obtain new clients for our fee-for-service businesses;

•	our ability to comply with regulations of the collection industry;

•	our ability to successfully operate and/or integrate new business acquisitions;

•	our ability to maintain, renegotiate or replace our credit facility;

•	our ability to satisfy the restrictive covenants in our debt agreements;

•	our ability to manage risks associated with our international operations acquired on January 16, 2012;

•	the imposition of additional taxes on us;

•

changes in interest rates, which could reduce our net income, and the possibility that future hedging strategies may not be successful, which could adversely affect our results of operations and financial condition, as could our failure to comply with hedge accounting principles and interpretations;

•	the possibility that we could incur significant allowance charges on our finance receivables;

•	our ability to manage growth successfully;

•	the possibility that we could incur business or technology disruptions, or not adapt to technological advances;

•	the possibility that we or our industry could experience negative publicity or reputational attacks;

•	the sufficiency of our funds generated from operations, existing cash and available borrowings to finance our current operations; and

•	the risk factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

You should assume that the information appearing in this annual report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” section beginning on page 19, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section beginning on page 35 and the “Business” section beginning on page 4.

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

General

Our business focuses upon the detection, collection, and processing of both unpaid and normal-course accounts receivable originally owed to credit grantors, governments, retailers and others. Our primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. These are the unpaid obligations of individuals to credit originators, which include banks, credit unions, consumer and auto finance companies and retail merchants. We also provide fee-based services, including vehicle location, skip tracing and collateral recovery services for auto lenders, governments and law enforcement via PRA Location Services, LLC (“PLS”), revenue administration, audit and debt discovery/recovery services for local government entities through PRA Government Services, LLC and MuniServices, LLC (collectively “PRA GS”) and class action claims recovery services and related payment processing via Claims Compensation Bureau, LLC (“CCB”). We believe that the strengths of our business are our sophisticated approach to portfolio pricing, segmentation and servicing, our emphasis on developing and retaining our collection personnel, our sophisticated processing systems and procedures and our relationships with many of the largest consumer lenders in the United States.

Subsequent to year end, on January 16, 2012, we acquired 100% of the equity interest of Mackenzie Hall Holdings, Limited, and its subsidiaries (“MHH”). MHH operates in Kilmarnock, Scotland and has approximately 170 employees. MHH is in the accounts receivable management industry that includes collecting on both their owned portfolios and for third party originators on a contingent fee basis.

Definitions

We use the following terminology throughout this document:

•	“Allowance charges” refers to a reduction in income recognized on finance receivables on pools of finance receivables whose cash collection estimates are not received or projected to not be received.

•	“Amortization rate” refers to cash collections applied to principal on finance receivables as a percentage of total cash collections.

•	“Buybacks” refers to purchase price refunded by the seller due to the return of non-compliant accounts.

•	“Cash collections” refers to collections from customers on our owned portfolios.

•	“Cash receipts” refers to collections on our owned portfolios plus fee income.

•

“Core” accounts or portfolios refer to accounts or portfolios that are defaulted consumer receivables and are not in a bankrupt status upon purchase. These accounts are aggregated separately from purchased bankruptcy accounts.

•	“EBITDA” refers to earnings before interest, taxes, depreciation and amortization.

•	“Estimated remaining collections” refers to the sum of all future projected cash collections on our owned portfolios.

•	“Fee income” refers to revenues generated from our fee-for-service subsidiaries.

•	“Income recognized on finance receivables” refers to income derived from our owned debt portfolios.

•	“Income recognized on finance receivables, net” refers to income derived from our owned debt portfolios and is shown net of allowance charges.

•	“Net finance receivable balance” is recorded on our balance sheet and refers to the purchase price less principal amortization and net allowance charges.

•	“Principal amortization” refers to cash collections applied to principal on finance receivables.

•	“Purchase price” refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less buybacks.

•	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy when we purchase them and as such are purchased as a pool of bankrupt accounts.

•	“Total estimated collections” refers to the actual cash collections, including cash sales, plus estimated remaining collections.

•	“Total estimated collections to purchase price” refers to the total estimated collections divided by the purchase price.

Our debt purchase business specializes in receivables that have been charged-off by the credit originator. Because the credit originator and/or other debt servicing companies have unsuccessfully attempted to collect these receivables, we are able to purchase them at a substantial discount to their face value. From our 1996 inception through December 31, 2011, we acquired 2,335 portfolios, representing more than 28 million customer accounts and aggregated into 132 pools for accounting purposes, with a face value of $64.6 billion for a total purchase price of $2.1 billion. The success of our business depends on our ability to purchase portfolios of defaulted consumer receivables at appropriate valuations and to collect on those receivables effectively and efficiently. We have one reportable segment, receivables management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.

We have achieved strong financial results over the past ten years, with cash collections growing from $53.1 million in 2001 to $705.5 million in 2011. Total revenue has grown from $32.3 million in 2001 to $458.9 million in 2011, a compound annual growth rate of 30.4%. Similarly, pro forma net income has grown from $3.5 million in 2001 to net income attributable to Portfolio Recovery Associates, Inc. (“PRA”) of $100.8 million in 2011.

We were initially formed as Portfolio Recovery Associates, L.L.C., a Delaware limited liability company, on March 20, 1996. In connection with our 2002 initial public offering (our “IPO”), all of the membership units of Portfolio Recovery Associates, L.L.C. were exchanged, simultaneously with the effectiveness of our registration statement, for a single class of PRA common stock, a new Delaware corporation formed on August 7, 2002. Accordingly, the members of Portfolio Recovery Associates, L.L.C. became the common stockholders of PRA, which became the parent company of Portfolio Recovery Associates, L.L.C. and its subsidiaries.

PRA maintains an Internet website at the following address: www.portfoliorecovery.com.

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

Disciplined and Proprietary Underwriting Process

One of the key components of our growth has been our ability to price portfolio acquisitions at levels that have generated profitable returns on investment. Since inception, we have been able to consistently collect more than our purchase price over the collection lifecycle of the defaulted consumer receivables portfolios we have acquired. In doing so, we have generated increasing profits and operational cash flow from these portfolio acquisitions, without relying on the resale of portfolios to achieve these results. We have not resold any of our purchased portfolios since 2002, and the portfolios we sold then were primarily in Chapter 13 bankruptcy proceedings. We stopped reselling these portfolios as we began the effort to build our own bankruptcy portfolio buying group which started purchasing bankrupt accounts in 2004.

By holding and collecting the accounts we purchase over the long-term, we create static pool history that we believe is unique among our peers. Our portfolio underwriting process utilizes the collection results, customer data, and account attributes held in our data warehouse. The warehouse contains data from more than 2,300 portfolios representing over 28 million accounts purchased over the last 15 years from large issuers and owners of consumer receivables. Our quantitative modeling continuously evolves as we incorporate new data and develop, test, and adopt new analysis tools that help us improve our underwriting accuracy.

The Core portfolio underwriting process includes both quantitative analytical modeling and qualitative judgment-based analysis that considers the effects of the origination, servicing, and collection history of the portfolios we price. The combination of our deep sample of purchase data, our sophisticated analytical modeling, and the underwriting judgment gained from underwriting thousands of portfolios affords PRA with a significant competitive advantage over our competition.

Ability to Hire, Develop and Retain Productive Collectors

We place considerable focus on our ability to hire, develop, motivate and retain effective collectors who are key to our continued growth and profitability. Several large military bases and numerous telemarketing, customer service and reservation phone centers are located near our headquarters and regional offices in Virginia, providing access to a large pool of eligible personnel. The Hutchinson, Kansas, Las Vegas, Nevada, Birmingham, Alabama, Jackson, Tennessee, Houston, Texas and Fresno, California areas, where we maintain offices, also provide a sufficient potential workforce of eligible personnel. We have found that tenure is an important contributor of our collector effectiveness. We offer our collectors a competitive wage with the opportunity to receive incentive compensation based on performance, as well as an attractive benefits package, a comfortable working environment and the ability to work on a flexible schedule. We have a comprehensive training program for new owned portfolio collectors which are conducted in our five training centers. Recognizing the demands of the job, our management team has endeavored to create a professional and supportive environment for all of our employees.

Established Systems and Infrastructure

We have devoted significant effort to developing our systems, including statistical models, databases and reporting packages, to optimize our portfolio purchases and collection efforts. In addition, we believe that our technology infrastructure is flexible, secure, reliable and redundant, to ensure the protection of our sensitive data and to mitigate exposure to systems failure or unauthorized access. We take data security and collection compliance very seriously. We employ a staff of Quality Control and Compliance employees whose role it is to monitor calls and observe collection system entries. We monitor and research daily exception reports that track significant account status movements and account changes. To enhance this process, we employ sophisticated call and work action recording systems which allow us to better monitor compliance and quality of our customer contacts. We believe that our systems and infrastructure give us meaningful advantages over our competitors. We have developed financial models and systems for pricing portfolio acquisitions, managing the collections process and monitoring operating results. We perform a static pool analysis monthly on each of our portfolios, inputting actual results back into our acquisition models, to enhance their accuracy. We monitor collection results continuously, seeking to identify and resolve negative trends immediately. In addition, we do not sell our purchased defaulted consumer receivables. Instead, we work them over the long-term enhancing our knowledge of a pool’s long-term performance. This combination of hardware, software and proprietary modeling and systems has been developed by our management team through years of experience in this industry and we believe provides us with an important competitive advantage from the acquisition process all the way through collection operations.

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

Portfolio Acquisitions

Our portfolio of defaulted consumer receivables includes a diverse set of accounts that can be categorized by asset type, age and size of account, level of previous collection efforts and geography. To identify attractive buying opportunities, we maintain an extensive marketing effort with our senior officers contacting known and prospective sellers of defaulted consumer receivables. We have acquired receivables of Visa®, MasterCard® and other credit cards, private label credit cards, installment loans, lines of credit, bankrupt accounts, deficiency balances of various types, legal judgments, and trade payables, all from a variety of debt owners. These debt owners include major banks, credit unions, consumer finance companies, telecommunication providers, retailers, utilities, insurance companies, medical groups, hospitals, auto finance companies and other debt buyers. In addition, we make periodic visits to the operating sites of debt sellers and attend numerous industry events in an effort to develop account purchase opportunities. We also maintain active relationships with brokers of defaulted consumer receivables.

Portfolios by Type and Geography

The following chart categorizes our life to date owned portfolios as of December 31, 2011 into the major asset types represented (amounts in thousands):

Asset Type	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
Major Credit Cards	16,679	60%	$46,419,560	72%	$1,617,992	76%
Consumer Finance	5,706	20	6,863,629	11	128,965	6
Private Label Credit Cards	5,071	18	7,222,361	11	344,940	16
Auto Deficiency	602	2	4,122,531	6	44,805	2

Total:	28,058	100%	$64,628,081	100%	$2,136,702	100%

(1)	“Life to Date Purchased Face Value” represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks and reflects all accounts purchased regardless of whether or not we currently have the ability to collect on the account.

(2)	“Original Purchase Price” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

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

We refer to the groups of charged-off (non-bankrupt) defaulted consumer receivables we purchase as Core portfolios. The age of a Core portfolio (the time since an account has been charged-off) is an important factor in determining the price at which we will purchase the portfolio. Generally, there is an inverse relationship between the age of a Core portfolio and the price at which we will purchase the portfolio. This relationship is due to the fact that older Core portfolio receivables typically liquidate at lower rates. The accounts receivables management industry places Core portfolio receivables into categories depending on the number of collection agencies that have previously attempted to collect on the receivables. Fresh accounts are typically past due 120 to 270 days, charged-off by the credit originator and are either being sold prior to any post-charge-off collection activity or are placed with a third-party for the first time. These accounts typically sell for the highest purchase price. Primary accounts are typically 360 to 450 days past due and charged-off, have been previously placed with one contingent fee servicer and receive a lower purchase price. Secondary and tertiary accounts are typically more than 660 days past due and charged-off, have been placed with two or three contingent fee servicers and receive even lower purchase prices. We also purchase portfolios of accounts previously worked by four or more agencies and these are typically two to three years or more past due and receive an even lower price. In addition, we purchase portfolios of accounts that are included in consumer bankruptcies. These bankrupt accounts are typically filed under Chapter 13 of the U.S. Bankruptcy Code and have an associated payment plan that can range from 3 to 5 years in duration. We purchase portfolios of bankrupt accounts in both forward flow and spot transactions and, consequently, they can be at any age in the bankruptcy plan life cycle.

The following table summarizes our life to date portfolio purchases as of December 31, 2011, into the delinquency categories represented (amounts in thousands).

Account Type	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
Fresh	1,756	6%	$5,049,048	8%	$456,669	21%
Primary	4,247	15	7,569,342	12	370,850	17
Secondary	4,696	17	7,601,026	12	276,834	13
Tertiary	4,002	14	5,404,334	8	75,298	4
BK Trustees	3,918	14	17,577,895	27	832,855	39
Other	9,439	34	21,426,436	33	124,196	6

Total:	28,058	100%	$64,628,081	100%	$2,136,702	100%

(1)	“Life to Date Purchased Face Value” represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks and reflects all accounts purchased regardless of whether or not we currently have the ability to collect on the account.
(2)	“Original Purchase Price” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

We also review the geographic distribution of accounts within a portfolio because we have found that state specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and bankruptcy trends vary regionally and are factored into our purchase price equation.

The following table summarizes our life to date portfolio purchases as of December 31, 2011, by geographic location (amounts in thousands):

Geographic Distribution	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
California	2,947	11%	$8,549,724	13%	$276,219	13%
Texas	4,193	15	7,329,316	11	191,982	9
Florida	2,213	8	6,170,741	10	195,335	9
New York	1,609	6	3,897,746	6	117,629	6
Pennsylvania	1,013	4	2,403,074	4	78,869	4
Ohio	1,214	4	2,350,629	4	89,294	4
Illinois	1,063	4	2,247,496	3	81,255	4
North Carolina	982	3	2,200,497	3	72,148	3
Georgia	909	3	2,148,300	3	83,336	4
New Jersey	647	2	1,776,863	3	61,217	3
Michigan	738	3	1,735,571	3	65,255	3
Arizona	491	2	1,379,268	2	44,830	2
Virginia	742	3	1,382,129	2	50,336	2
Tennessee	596	2	1,348,878	2	50,415	2
Massachusetts	484	2	1,209,030	2	38,966	2
Indiana	453	2	1,122,944	2	46,156	2
Other (3)	7,764	26	17,375,875	27	593,460	28

Total:	28,058	100%	$64,628,081	100%	$2,136,702	100%

(1)	“Life to Date Purchased Face Value” represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks and reflects all accounts purchased regardless of whether or not we currently have the ability to collect on the account.
(2)	“Original Purchase Price” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.
(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

Purchasing Process

We acquire portfolios from debt owners through auctions and negotiated sales. In an auction process, the seller will assemble a portfolio of receivables and will either broadly offer the portfolio to the market or seek purchase prices from specifically invited potential purchasers. In a privately negotiated sale process, the debt owner will contact known purchasers directly, take bids and negotiate the terms of sale. We also acquire accounts in forward flow contracts. Under a forward flow contract we agree to purchase defaulted consumer receivables from a debt owner on a periodic basis, at a set percentage of face value of the receivables over a specified time period, generally from three to twelve months. These agreements often contain a provision requiring that the attributes and selection criteria of the receivables to be sold will not significantly change each month. If this provision is not adhered to, the contract will typically allow for the early termination of the forward flow contract by the purchaser or other appropriate remedies as mutually agreed upon. Forward flow contracts are a consistent source of defaulted consumer receivables for accounts receivables management providers and provide the debt owner with a reliable source of revenue and a professional resolution of defaulted consumer receivables.

In a typical Core portfolio sale transaction, a debt owner initially distributes a computer data file containing ten to fifteen essential data fields on each receivables account in the portfolio offered for sale. Such fields typically include but are not limited to the customer’s name, address, outstanding balance, date of charge-off, date of last payment and the date the account was opened. Information that is not typically provided includes the original underwriting documentation, charge and payment history prior to charge-off, and collection notations. We perform our initial due diligence on the portfolio by electronically cross-checking the data fields on the computer disk or data tape against the accounts in our owned portfolios and other databases. We compile a variety of portfolio level reports examining all demographic data available.

In order to determine a purchase price for a Core portfolio, we use two separate internally developed computer models and one externally developed model. We analyze the portfolio using our proprietary multiple linear regression model, which analyzes the accounts of the portfolio using predictive variables and projects a portfolio liquidation rate. We also analyze the portfolio as a whole using an adjustment model, which uses an appropriate cash flow model that utilizes our collections results from similar portfolios we have previously purchased. We supplement the adjustment model with qualitative background information about the origination, servicing and collection history of the portfolio. Finally, we use a model that creates statistically similar portfolios from our existing accounts across our purchased inventory and develops collection curves for them that are used in our price modeling. From these models we derive our quantitative purchasing analysis which is used to help price transactions. The multiple linear regression model is also used to prioritize collection work efforts subsequent to purchase. With respect to prospective forward flow contracts and other long-term relationships, we obtain a representative file that we use to determine the price of the forward flow agreement. On a go-forward basis, we receive the actual file to be funded, process it through our models, and compare it to the representative file noted above to determine if the delivered file meets the expectations of the initial pricing file. This process allows us to confirm that the accounts we are purchasing are materially consistent with the accounts we agreed to purchase under the forward flow arrangement. When purchasing bankrupt consumer receivables, we follow a similar analytical process but utilize completely separate, specifically designed pricing models.

Our process and portfolio review results in a comprehensive analysis of the proposed Core portfolio. This analysis compares defaulted consumer receivables in the prospective portfolio with our collection history in similar portfolios. We then use our multiple linear regression model to calculate a separate projection of collections. Finally, we use the statistically similar portfolio approach to refine our projected collection curves. Using these three valuation approaches, we determine estimated cash collections over the life of the portfolio. We then compare the results of all three models and project collections, expressed both in dollars and liquidation percentage, and generate a detailed expense projection over the portfolio’s estimated economic life. We use the total projected collections and expenses to determine an appropriate purchase price.

We maintain a detailed static pool analysis on each portfolio that we have acquired, capturing all demographic data and revenue and expense items for further analysis. We use the static pool analysis to refine the underwriting models that we use to price future portfolio purchases. The results of the static pool analysis are input back into our models, increasing the accuracy of the models as the data set increases with every portfolio purchase and each day’s collection efforts. Since we do not sell our purchased defaulted consumer receivables, we work them over the long-term, enhancing our knowledge of a pool’s long-term performance.

The quantitative and qualitative data derived in our due diligence is evaluated together with our knowledge of the current defaulted consumer receivables market and any subjective factors about the portfolio or the debt owner of which management may be aware. A portfolio acquisition approval memorandum is prepared for each prospective portfolio before a purchase price is submitted to the debt owner. This approval memorandum, which outlines the portfolio’s anticipated collectability and purchase structure, is distributed to members of our Investment Committee. The approval by the Investment Committee sets a maximum purchase price for the portfolio.

Once a portfolio purchase has been approved by our Investment Committee and the terms of the sale have been agreed to with the debt owner, the acquisition is documented in an agreement that contains customary terms and conditions. Provisions are typically incorporated for disputed, fraudulent, deceased, bankrupt (in the case of Core portfolio purchases), or other ineligible accounts and typically, the debt owner either agrees to repurchase these accounts or replace them with acceptable replacement accounts within certain time frames.

Owned Portfolio Collection Operations

Call Center Operations – Core Portfolios

Our work flow management system places, recalls and prioritizes accounts, based on our analyses of our accounts and other demographic, credit and customer behavior attributes and prior collection work activities. We use this process to focus our work effort on those customers most likely to pay on their accounts and to rotate to other collectors the non-paying but most likely to pay accounts from which other collectors have been unsuccessful in receiving payment. The majority of our Core portfolio collections occur as a result of telephone contact with customers; however, letters and legal activity also generate meaningful levels of cash collections.

The collectability forecast for a newly acquired portfolio will help determine our initial collection strategy. Accounts that are initially determined to have the highest predicted collection probability will be worked immediately, and with greater frequency using either a predictive dialer or manual work efforts. Less collectible accounts may be set aside to be worked with less frequency using the predictive dialer, or another passive, low cost method. After owning an account for a month we begin reassessing the collectability on a daily basis based on a set of observed account characteristics and behaviors. Some accounts may be worked using a letter and/or settlement strategy. We may obtain credit reports for various accounts after the collection process begins.

Our computer system allows each collector to view the scanned documents relating to the account that have been received from the seller, which can include the original account application, payment checks, customer correspondence and other documents.

On the initial contact call, a customer is given a standardized presentation regarding the benefits of resolving his or her account with us. Emphasis is placed on determining the reason for the customer’s default in order to better assess the customer’s situation and create a plan for repayment. The collector is incentivized to have the customer pay the full balance of the account although this occurs very infrequently. If the collector cannot obtain payment of the full balance, the collector will suggest a repayment plan. At times, when determined to be appropriate, and in many cases with management approval, a reduced lump-sum settlement may be agreed upon. If the customer elects to utilize an installment plan, we have developed a system which enables us to make withdrawals from a customer’s bank account, in accordance with the directions of the customer.

If a collector is unable to establish contact with a customer based on information received or stored, the system will supplement the account information by leveraging a series of automated skip tracing procedures. Skip tracing is the process of developing new phone, address, job or asset information on a customer, or verifying the accuracy of such information.

Legal Recovery – Core Portfolios

An important component of our collections effort involves our legal recovery department and the judicial collection of accounts of customers who we believe have the ability, but not the willingness, to resolve their obligations. Accounts for which the customer is not cooperative and for which we can establish garnishable wages or attachable assets are reviewed for legal action. Additionally, we review accounts using a proprietary scoring model and select those accounts reflecting a high propensity to pay in a legal environment. Depending on the balance of the defaulted consumer receivable and the applicable state collection laws, we determine whether to commence legal action to judicially collect on the receivable. The legal process can take an extended period of time, but it also generates cash collections that likely would not have been realized otherwise.

We use a combination of internal staff (attorney and support), as well as external attorneys, to pursue legal collections under certain circumstances. Over the past several years we have focused on developing our internal legal collection capability. We have the capability in all 50 states to initiate lawsuits in amounts up to the jurisdictional limits of the respective courts. Our legal recovery department, using external vendors, also collects claims against estates in cases involving deceased debtors having assets at the time of death. Our legal recovery department oversees our internal legal collections and coordinates a nationwide collections attorney network which is responsible for the preparation and filing of judicial collection proceedings in multiple jurisdictions, determining the suit criteria, and instituting wage garnishments to satisfy judgments. This network currently consists of approximately 50 law firms who work on a contingent fee basis. Legal cash collections generated by both our in house attorneys and outside independent contingent fee attorneys constituted approximately 24% of our total cash collections in 2011. As our portfolio matures, it is likely that a larger number of accounts will be directed to our legal recovery department for judicial collection; consequently, we anticipate that legal cash collections will grow commensurately and comprise a larger percentage of our total Core cash collections.

Bankruptcy Operations

Our bankruptcy department manages customer filings under the U.S. Bankruptcy Code on debtor accounts derived from three sources; (1) PRA’s Core purchased pools of charged off accounts that have filed for bankruptcy protection after being acquired by us, (2) our purchased pools of bankrupt accounts, and (3) our third party servicing client relationships. On PRA owned accounts, we file proofs of claim (“POCs”) or claim transfers and actively manage these accounts through the entire life cycle of the bankruptcy proceeding in order to substantiate our claims and ensure that we participate in any distributions to creditors. On accounts managed under a third party relationship, we work on either a full service contingency fee basis or a menu style fee-for-service basis; this is not a significant portion of our bankruptcy operations.

We developed our proprietary Bankruptcy Management System (“BMS”) as a secure and highly automated platform for providing bankruptcy notification services, filing POCs and claim transfers, managing documents, administering our case load, posting and reconciling payments and providing customized reports. BMS is a robust system designed to manage claims processing and case management in a high volume environment. The system is highly flexible and its capacity is easily expanded. Daily processing volumes are managed to meet individual bar dates associated with each bankruptcy case and specific client turnaround times. BMS and its underlying business rules were developed with emphasis first on minimizing risks through strict compliance to the bankruptcy code, and then on maximizing recoveries from automated claim filing and case administration.

Each of our bankruptcy department employees goes through an entry level training program to familiarize them with BMS and the bankruptcy process, including a general overview of how we interact with the courts, debtor’s attorneys and trustees. We also use a tiered process of cross training designed to familiarize advancing employees with a variety of operational assignments and analytical tasks. For example, we utilize specially trained employees to perform advanced data matching and analytics for clients, while others are tasked with resolving objections directly with attorneys and trustees. In rare circumstances, resolution of these objections may need to be effectuated by working through our network of local counsel.

Fee-for-Service Businesses

Through our subsidiaries, we provide fee-based services, including vehicle location, skip tracing and collateral recovery services for auto lenders, governments and law enforcement via our PLS subsidiary; revenue administration, audit, and debt discovery/recovery services for government entities through our PRA GS business; and class action claims recovery services and related payment processing through our CCB subsidiary.

PLS, through call center operations, performs national skip tracing, asset location and collateral recovery services, principally for auto finance companies, for a fee. In addition, PLS will monitor clients’ inventories with its fleet of cars equipped with license plate recognition cameras for a fee. The amount of fee earned is generally dependent on several different outcomes: whether the debtor was found and a resolution on the account occurred, if the collateral was repossessed or if payment was made by the debtor to the debt owner.

The primary source of income for PRA GS is derived from servicing taxing authorities in several different ways: processing their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings or fee-for-service transactions. When audits are conducted, there are two components. The first is a charge for the hours incurred on conducting the audit, based on a contractual billing rate. The gross billing amount based on the aforementioned billing rate is a component of the line item “Fee income” while the salary expense is included in the line item “Compensation and employee services.” The second item is for expenses incurred while conducting the audit. Most jurisdictions will reimburse us for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item “Fee income” and the expense component is included in its appropriate expense category, generally, “Other operating expenses.”

On March 15, 2010, we acquired 62% of the membership units of CCB. CCB was founded in 1996 and is a leading provider of class action claims settlement recovery services and related payment processing to corporate clients. CCB’s process allows clients to maximize settlement recoveries, in many cases participating in settlements they would otherwise not know existed. CCB charges fees for its services and works with clients to identify, prepare and submit claims to class action administrators charged with disbursing class action settlement funds. In addition, PRA purchases the rights to existing and future class action claims identified by CCB.

Competition

We face competition in both of the markets we serve — owned portfolio and fee-for-service receivables management — from new and existing providers of outsourced receivables management services, including other purchasers of defaulted consumer receivables portfolios, third-party contingent fee collection agencies and debt owners that manage their own defaulted consumer receivables rather than outsourcing them. The receivables management industry (owned portfolio and contingent fee) remains highly fragmented and competitive. There are few significant barriers for entry to new providers of contingent fee receivables management services and, consequently, the number of agencies serving the contingent fee market may continue to grow. Constrained investment capital, the need for portfolio evaluation expertise sufficient to price portfolios, and compliance with regulations effectively constitute significant barriers for successful entry to new purchased portfolio receivables companies.

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

Information Technology

Technology Operating Systems and Server Platform

The architecture and design of our systems provides us with a technology system that is flexible, secure, reliable and redundant to provide for the protection of our sensitive data. We utilize Intel-based servers running Microsoft Windows 2000/2003 operating systems. Our desktop PCs run the Windows XP operating system. In addition, we utilize a blend of purchased and proprietary software systems tailored to the needs of our business. These systems are designed to eliminate inefficiencies in our collections and continue to meet business objectives in a changing environment. Our proprietary software systems are being leveraged to manage location information and operational applications for PRA GS, PLS and CCB.

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

Database and Software Systems

The ability to access and utilize data is essential to us being able to operate in a cost-effective manner. Our centralized computer-based information systems support the core processing functions of our business under a set of integrated databases and are designed to be scalable to accommodate our internal growth. This integrated approach helps to assure that data sources are processed efficiently. We use these systems for portfolio and client management, skip tracing, check taking, financial and management accounting, reporting, and planning and analysis. We use a combination of Microsoft and Oracle database software to manage our portfolios and financial, customer and sales data. PRA GS, PLS and CCB all maintain unique, proprietary software systems that manage the movement of data, accounts and information throughout these business units.

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

Employees

As of December 31, 2011, we employed 2,641 persons on a full-time basis, including the following number of front line operations employees by business: 2,023 working on our owned portfolios and 262 working in our fee-for-service subsidiaries. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are positive.

Collection Personnel

Our collectors are critical to the success of our debt collection business as a majority of our Core portfolio collection efforts occur as a result of telephone contact with customers. We have found that the tenure and productivity of our collectors are directly related. Therefore, attracting, hiring, training, retaining and motivating our collection personnel is a major focus for us. We pay our collectors competitive wages and offer employees a full benefits program. In addition to a base wage, we provide collectors with the opportunity to receive compensation through an incentive compensation program that pays bonuses above a set monthly base, based upon each collector’s collection and compliance results. This program is designed to ensure that employees are paid based not only on performance, but also on consistency and quality.

We believe that we offer a competitive and, in many cases, a higher base wage than many local employers and therefore have access to a large number of eligible personnel in each of our call center locations. In addition, there are several military bases near our Virginia locations which provide us with an excellent source of employees. As a result, we employ numerous military spouses and retirees.

Collections Training

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

Each of our bankruptcy department employees goes through an entry level training program to familiarize them with BMS and the bankruptcy process, including a general overview of how we interact with the courts, debtor’s attorneys and trustees. We also use a tiered process of cross training designed to familiarize advancing employees with a variety of operational assignments and analytical tasks. For example, we utilize specially trained employees to perform advanced data matching and analytics for clients, while others are tasked with resolving objections directly with attorneys and trustees. In rare circumstances, resolution of these objections may need to be effectuated by working through our network of local counsel.

Office of General Counsel

Our Office of General Counsel manages general corporate governance; litigation; insurance; corporate and commercial transactions; intellectual property; contract and document preparation and review; compliance with federal securities laws and other regulations and statutes; obtaining and maintaining insurance coverage; business acquistions; and dispute and complaint resolution. As a part of its compliance functions, our Office of General Counsel works with our Director of Internal Audit in the implementation of our Code of Ethics. In that connection, we have implemented companywide ethics training and have established a confidential telephone hotline to report suspected policy violations, fraud, embezzlement, deception in record keeping and reporting, accounting, auditing matters and other acts which are inappropriate, criminal and/or unethical. Our Code of Ethics is available at the Investor Relations page of our website. Our Office of General Counsel also oversees our Quality Control and Compliance department and advises our staff in relevant areas including the Fair Debt Collection Practices Act and other laws and regulations. Our Office of General Counsel recommends guidelines and procedures for collection personnel to follow when communicating with customers, customer’s agents, attorneys and other parties during our recovery efforts. This includes approving all written communications to account debtors. In addition, our Office of General Counsel regularly researches and provides collections personnel and our training department with summaries and updates of changes in federal and state statutes and relevant case law so that they are aware of and in compliance with changing laws and judicial decisions when skip-tracing or collecting accounts.

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

• Telephone Consumer Protection Act. In the process of collecting accounts, we use automated predictive dialers and pre-recorded messages to communicate with our customers. This act and similar state laws place certain restrictions on users of certain automated dialing equipment and pre-recorded messages who place telephone calls to consumers.

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

• Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law. The Dodd-Frank Act restructured the regulation and supervision of the financial services industry and created the Consumer Financial Protection Bureau (the CFPB”). The CFPB has rulemaking and enforcement authority over “non-banks”

including debt collectors. On February 16, 2012, the CFPB released a proposed rule which, if adopted, would enable it to supervise and examine debt collectors with annual receipts of more than $10 million. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking. As a result, the ultimate impact of the Dodd-Frank Act on our business cannot be determined at this time.

Additionally, there are some state statutes and regulations comparable to the above federal laws, and specific licensing requirements which affect our operations. State laws may also limit credit account interest rates and fees, as well as limit the time frame in which judicial and non-judicial actions may be initiated to collect consumer accounts.

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

A prolonged economic recovery or a deterioration in the economic or inflationary environment in the United States or the United Kingdom may have an adverse effect on our collections, results of operations, revenue and stock price.

Our performance may be affected by economic or inflationary conditions in the United States and the United Kingdom. Economic conditions in the United States and the United Kingdom may be impacted by domestic conditions or by global economic conditions such as those currently being experienced in Europe. Deterioration in economic conditions, a prolonged economic recovery, or a significant rise in inflation could cause personal bankruptcy filings to increase, and the ability of consumers to pay their debts could be adversely affected. This may in turn adversely impact our financial condition, results of operations, revenue and stock price. Deteriorating economic conditions or a prolonged recovery could also adversely impact businesses and governmental entities to which we provide fee-based services, which could reduce our fee income and cash flow and thereby adversely impact our financial condition, results of operations, revenue and stock price. Other factors associated with the economy that could influence our performance include the financial stability of the lenders on our line of credit, our access to credit, and financial factors affecting consumers.

The financial turmoil which affected the banking system and financial markets in recent years has resulted in a tightening in credit markets. There could be a number of follow-on effects from the financial turmoil on our business, including a decrease in the value of our financial investments and the insolvency of lending institutions, including the lenders on our line of credit, resulting in our inability to obtain credit. These and other economic factors could have a material adverse effect on our financial condition and results of operations.

We may not be able to purchase defaulted consumer receivables at appropriate prices, and a decrease in our ability to purchase portfolios of receivables could adversely affect our ability to generate revenue.

If we are unable to purchase defaulted receivables from debt owners at appropriate prices, or one or more debt owners stop selling defaulted receivables to us, we could lose a potential source of cash flow and income and our business may be harmed. The availability of receivables portfolios at prices which generate an appropriate return on our investment depends on a number of factors both within and outside of our control, including the following:

•	the continuation of high levels of consumer debt obligations;

•	sales of defaulted receivables portfolios by debt owners; and

•	competitive factors affecting potential purchasers and credit originators of receivables.

Moreover, there can be no assurance that our existing or potential clients will continue to sell their defaulted consumer receivables at recent levels or at all, or that we will be able to continue to offer competitive bids for defaulted consumer receivables portfolios. If we are unable to develop and expand our business or adapt to changing market needs as well as our current or future competitors are able to do, we may experience reduced access to defaulted consumer receivables portfolios at appropriate prices and reduced profitability.

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

Furthermore, heightened regulation of the credit card and consumer lending industry or changing credit origination strategies may result in decreased availability of credit to consumers, potentially leading to a future reduction in defaulted consumer receivables available for purchase from debt owners. We cannot predict how our ability to identify and purchase receivables and the quality of those receivables would be affected if there were a shift in consumer lending practices, whether caused by changes in the regulations or accounting practices applicable to debt owners, a sustained economic downturn or otherwise.

A portion of our collections depends on success in individual lawsuits. Additionally, in pursuing legal collections, we may be unable to obtain accurate and authentic account documents for accounts that we purchase, and despite our quality control measures, we cannot be certain that all of the documents that we provide are error free.

A portion of our collections on accounts is achieved through the legal channel. We anticipate that legal collections as a proportion of our Core cash collections will increase in the future. Accordingly, a percentage of our future collections is dependent on success in individual lawsuits, and a portion of those are dependent on the success of third party attorney firms. In addition, when we collect accounts judicially, courts in certain jurisdictions require that a copy of certain account documents such as account statements be attached to the pleadings in order to obtain a judgment against the account debtors. If we are unable to produce accurate and authentic account documents, these courts will deny our claims. We rely on the seller of accounts that we purchase to fulfill its contractual obligation, if applicable, to provide account documents to us in an accurate and timely fashion. Additionally, we rely on our employees to produce accurate and authentic documents. Our inability to obtain these documents from the seller, or our own errors in producing account documents, may negatively impact the liquidation rate on such accounts that are subject to judicial collections. Additionally, our ability to collect non-judicially may be negatively impacted by state laws which require that certain types of account documentation be in our possession prior to the institution of any collection activities.

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

We may not be successful at acquiring receivables of new asset types.

We may pursue the acquisition of receivables portfolios of asset types in which we have little current experience. We may not be successful in completing any acquisitions of receivables of these asset types and our limited experience in these asset types may impair our ability to collect on these receivables. This may cause us to pay too much for these receivables and, consequently, we may not generate a profit from these receivables portfolio acquisitions.

Our collections may decrease if certain types of bankruptcy filings involving liquidations increase.

Various economic trends and potential changes to existing legislation may contribute to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings a debtor’s assets may be sold to repay creditors, but because the defaulted consumer receivables we service are generally unsecured we often would not be able to collect on those receivables. We cannot ensure that our collections would not decline with an increase in personal bankruptcy filings or a change in bankruptcy regulations or practices. If our actual collection experience with respect to a defaulted bankrupt consumer receivables portfolio is significantly lower than we projected when we purchased the portfolio, our financial condition and results of operations could deteriorate.

Our ability to collect on portfolios of bankrupt consumer receivables may be impacted by changes in federal laws or changes in the administrative practices of the various bankruptcy courts.

We collect on consumer receivables in which consumers have filed for bankruptcy protection under available U.S. bankruptcy laws. We collect on such consumer receivables after we acquired them, and we also purchase accounts that are currently in bankruptcy proceedings. Our ability to collect on portfolios of bankrupt consumer receivables may be impacted by changes in federal laws or changes in administrative practices of the various bankruptcy courts.

Our ability to collect and enforce our finance receivables may be limited under federal and state laws.

The businesses conducted by PRA’s operating subsidiaries are subject to licensing and regulation by governmental and regulatory bodies in the many jurisdictions in which we operate and conduct our business. Federal and state laws may limit our ability to collect and enforce our defaulted consumer receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit issuers may preclude us from collecting on defaulted consumer receivables we purchase if the credit issuer previously failed to comply with applicable laws in generating or servicing those receivables. Collection laws and regulations also directly apply to our business. Such laws and regulations are extensive and subject to change. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on consumer credit receivables. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on our defaulted consumer receivables and may harm our business. In addition, federal and state governmental bodies are considering, and may consider in the future, legislative proposals that would regulate the collection of our defaulted consumer receivables. Further, certain tax laws could negatively impact our ability to collect or cause us to incur additional expenses. Although we cannot predict if or how any future legislation would impact our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on our defaulted consumer receivables, which could reduce our profitability and harm our business.

Failure to comply with existing and new government regulation of the collections industry could result in penalties, litigation, damage to our reputation or the suspension or termination of our ability to conduct our business.

The collections industry is governed by various U.S. federal and state laws and regulations. Many states regulate our business and require us to be a licensed debt collector. Our industry is also at times investigated by regulators and offices of state attorneys general, which could lead to enforcement actions, fines and penalties, or the assertion of private claims and law suits against us. The Federal Trade Commission has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. If we fail to comply with applicable laws and regulations, such failure could result in penalties, litigation losses and expenses, damage to our reputation, or the suspension or termination of our ability to conduct collections, which would materially adversely affect our results of operations, financial condition and stock price. In addition, new federal and state laws or regulations or changes in the ways that existing rules or laws are interpreted or enforced could limit our activities in the future or significantly increase the cost of compliance. Furthermore, judges or regulatory bodies could interpret current rules or laws differently than the way we do, leading to such adverse consequences described above. The resolution of such matters may require considerable time and expense, and if not resolved in our favor, may result in fines or damages, and possibly an adverse effect on our financial condition.

Changes in governmental laws and regulations could increase our costs and liabilities or impact our operations.

Changes in laws and regulations or the manner in which they are interpreted or applied may alter our business environment. This could affect our results of operations or increase our liabilities. These negative impacts could result from changes in collection laws, laws related to credit reporting, consumer bankruptcy, accounting standards, taxation requirements, employment laws and communications laws, among others. For example, we know that both federal and state governments are currently reviewing existing law related to debt collection, in order to determine if any changes are needed. Additionally, in July 2010, the Dodd-Frank Act became law. The Dodd-Frank Act restructures the regulation and supervision of the financial services industry. The Dodd-Frank Act created a new independent regulator, the Consumer Financial Protection Bureau, which will have rulemaking, supervisory, and enforcement authority over federal consumer financial protection laws. If we become subject to additional costs or liabilities in the future resulting from changes in laws and regulations, that could adversely affect our results of operations and financial condition.

We may make business acquisitions that prove unsuccessful or strain or divert our resources.

Through acquisitions, we may enter markets in which we have no or limited experience. Further, acquisitions may place additional constraints on our resources by diverting the attention of our management team from other business concerns. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities or may result in the incurrence of additional debt and amortization expenses of related intangible assets, which could reduce our profitability and harm our business.

We intend to consider acquisitions of companies that could complement our business, including the acquisition of entities offering greater access and expertise in other asset types and markets that are related but that we do not currently serve. We may not be able to successfully operate future acquired entities, or integrate these businesses with our own, and we may be unable to maintain our standards, controls and policies.

Our international operations expose us to additional risks which could harm our business, operating results, and financial condition.

In the first quarter of 2012, we acquired MHH, a United Kingdom debt collection and purchase group. We have limited operating experience in international markets. In addition to risks described elsewhere in this section, our international operations expose us to numerous risks and uncertainties, including the following:

•	Changes in local political, economic, social and labor conditions in the United Kingdom,

•	Foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States,

•	Currency exchange rate fluctuations and our ability to manage these fluctuations through a foreign exchange risk management program,

•	Different employee/employer relationships, laws and regulations and existence of employment tribunals,

•	Laws and regulations governing data security, sharing and transfer, and

•	Logistical, communications and other challenges caused by distance and cultural differences, making it harder to do business in certain jurisdictions.

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions. These laws and regulations include anti-corruption laws such as the Foreign Corrupt Practices Act, the UK Bribery Act of 2010 and other local laws prohibiting corrupt payments to governmental officials, and those related to taxation. Violations of these laws and regulations could result in fines and penalties; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies.

Furthermore, since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. As a result, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net income. We may or may not implement a hedging program related to currency exchange rate fluctuations. Additionally, if implemented, such hedging programs are inherently risky and could expose us to additional risks that could adversely affect our financial condition and results of operations.

Goodwill impairment could negatively impact our net income and stockholders’ equity.

Goodwill is not amortized, but is tested for impairment at the reporting unit level. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the recognition of goodwill impairment. These risks include, but are not limited to, adverse changes in macroeconomic conditions, the business climate, or the market for the entity’s products or services; significant variances between actual and expected financial results; lowered expectations of future results; failure to realize anticipated synergies from acquisitions; a more likely-than-not expectation of selling or disposing all or a portion of a reporting unit; the loss of key personnel; a sustained decline in the Company’s market capitalization; and an adverse action or assessment by a regulator. The Company had $61.7 million of goodwill recorded on its balance sheet as of December 31, 2011.

The loss of customers in our fee-for-service businesses could negatively affect our operations.

Our fee-for-service customers, in general, may terminate their relationship with us on 30 to 90 days’ prior notice. In the event a customer or customers terminate or significantly cut back any relationship with us, it could reduce our profitability and harm our business. Additionally, with respect to the acquisitions of our fee businesses a significant portion of the valuation of such business was attributed to existing client and customer relationships. Therefore, a loss of customers in these businesses could give rise to an impairment charge related to intangible assets specifically ascribed to existing client and customer relationships.

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

The receivables management industry is very labor intensive and, similar to other companies in our industry, we typically experience a high rate of employee turnover. We experience higher productivity with more seasoned collectors. Our annual turnover rate for the past several years for collectors who complete our multi-week training program has ranged between 39% and 59%. We compete for qualified personnel with companies in our industry and in other industries. Our growth requires that we continually hire and train new collectors. A higher turnover rate among our collectors will increase our recruiting and training costs and limit the number of experienced collection personnel available to service our defaulted consumer receivables. If this were to occur, we would not be able to service our defaulted consumer receivables effectively and this would reduce our ability to continue our growth and operate profitability.

We may not be able to retain, renegotiate or replace our existing credit facility.

Our credit facility includes an aggregate principal amount available of $407.5 million which consists of a $50 million fixed rate loan that matures on May 4, 2012, and a $357.5 million revolving facility that matures on December 20, 2014. The revolving facility will be automatically increased by $50 million upon maturity and repayment of the fixed rate loan. If we are unable to retain, renegotiate or replace our credit facility, our growth could be adversely affected, which could negatively impact liquidity, our business operations and the price of our common stock.

We may not be able to continue to satisfy the restrictive covenants in our debt agreements.

Our debt agreements impose a number of restrictive covenants on how we operate our business. Failure to satisfy any one of these covenants could result in all or any of the following consequences, each of which could have a material adverse effect on our ability to conduct business:

•	acceleration of outstanding indebtedness;

•	exercise by our lenders of rights with respect to the collateral pledged under [certain of] our outstanding indebtedness;

•	our inability to continue to purchase receivables needed to operate our business; or

•	our inability to secure alternative financing on favorable terms, if at all.

Changes in interest rates could increase our interest expense and reduce our net income. Our future hedging strategies may not be successful in mitigating our risks associated with changes in interest rates and could adversely affect our results of operations and financial condition, as could our failure to comply with hedge accounting principles and interpretations.

Our revolving credit facility bears interest at a variable rate. Increases in interest rates could increase our interest expense which would, in turn, lower our earnings. From time to time, we may enter into hedging transactions to mitigate our interest rate risk on a portion of our credit facility. Our hedging strategies rely on assumptions and projections. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates, we may experience volatility in our earnings that could adversely affect our results of operations and financial condition. We had no interest rate hedge contracts at December 31, 2011.

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

PRA is subject to taxes in the U.S. and, beginning in the first quarter of 2012, the United Kingdom. PRA’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. Any of these changes could have a material adverse effect on PRA’s profitability. The determination of the worldwide provision for income taxes and other tax liabilities requires significant judgment. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Our tax filings are subject to audit by domestic and foreign tax authorities. These audits may result in assessments of additional taxes, adjustments to the timing of taxable income or deductions or allocations of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have an adverse effect on our financial condition and results of operations.

We file domestic income tax returns using the cost recovery method for tax revenue recognition as it relates to our debt purchasing business. The Internal Revenue Service (“IRS”) has audited and issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006 and 2005. They have asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. We have filed a petition in United States Tax Court and believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary for these tax positions. If we are unsuccessful in tax court, we can appeal to the federal Circuit Court of Appeals. If judicial appeals prove unsuccessful, we may ultimately be required to pay the related deferred taxes, any potential interest, and penalties, possibly requiring additional financing from other sources. The deferred tax liability related to revenue recognition on our debt purchasing business is $195.3 million at December 31, 2011. On June 30, 2011, we were notified by the IRS that the audit period was expanded to include the tax years ended December 31, 2009 and 2008.

We utilize the interest method of revenue recognition for determining our income recognized on finance receivables, which is based on an analysis of projected cash flows that may prove to be less than anticipated and could lead to reductions in future revenues or the incurrence of allowance charges.

We utilize the interest method to determine income recognized on finance receivables under the guidance of Financial Accounting Standards Board Accounting Standards Codification 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Under this method, static pools of receivables we acquire are modeled upon their projected cash flows. A yield is then established which, when applied to the unamortized purchase price of the receivables, results in the recognition of income at a constant yield relative to the remaining balance in the pool. Each static pool is analyzed monthly to assess the actual performance compared to that expected by the model. Significant increases in actual or projected future cash flows are recognized prospectively, through an upward adjustment of the yield, over a pool’s estimated remaining life. Any increase to the yield then becomes the new benchmark for future impairment testing for the pool. Under ASC 310-30, rather than lowering the estimated yield for significant decreases in actual or projected future cash flows, an allowance charge is recorded to reduce the carrying value of a pool to maintain the then current yield and is shown as a reduction in revenues in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. As a result, if the accuracy of the modeling process deteriorates or there is a significant decline in anticipated future cash flows, we could incur reductions in future revenues resulting from additional allowance charges, which could reduce our profitability in a given period and negatively impact our stock price.

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

Additionally, our success depends in large part on sophisticated telecommunications and computer systems. The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty or operating malfunction, could disrupt our operations. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to access, maintain and expand the databases we use for our collection activities. Any failure of our information systems or software and our backup systems would interrupt our business operations and harm our business. Our headquarters are located in a region that is susceptible to hurricane damage, which may increase the risk of disruption of information systems and telephone service for sustained periods.

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

From time to time there are negative news stories about our industry or company, especially with respect to alleged conduct in collecting debt from customers. Negative public opinion about our alleged or actual debt collection practices or about the debt collection industry, especially those expressed via social media such as blogs, websites or newsletters, could adversely impact our stock price and our ability to retain and attract customers and employees.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices and primary operations facility are located in approximately 100,000 square feet of leased space in three adjacent buildings in Norfolk, Virginia. One of our call centers is also located within this space. This site can currently accommodate approximately 1,000 employees. We own a perpetual easement on a parcel of land adjacent to our headquarters which we developed into a parking lot for use by our employees.

We lease an additional 9,000 square foot facility in Norfolk, Virginia, which primarily houses our accounting operations staff. This facility can accommodate approximately 70 employees.

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

We lease a property located in Las Vegas, Nevada which houses the employees of our PLS business as well as certain owned portfolio call center operations. The leased space is approximately 30,000 square feet and can accommodate approximately 300 employees.

We lease three facilities in Birmingham, Alabama totaling approximately 35,000 square-feet which can accommodate approximately 360 employees. The Birmingham facility houses some of the employees of our PRA GS subsidiary as well as PRA call center employees.

We lease a 34,000 square foot building and a nine-acre parcel of land in Jackson, Tennessee, which PRA originally purchased in 2006 and subsequently conveyed to the Industrial Development Board of the City of Jackson. We lease back the property from the Industrial Board under a long term Master Industrial Lease Agreement and have the option to re-purchase the property at any time during the term of the lease. This facility can accommodate approximately 430 employees. This facility contains one of our call centers.

We lease approximately 32,000 square feet of office space in several offices around the country which house a portion of our government services subsidiary workforce, the majority of which is located in Fresno, California. These offices can accommodate approximately 170 employees.

We lease approximately 11,000 square feet of space in Rosemont, Illinois which can accommodate approximately 30 employees. Certain of our Information Technology Department employees are located in this facility.

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

We accrue for potential liability arising from legal proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. This determination is based upon currently available information for those proceedings in which we are involved, taking into account our best estimate of such losses for those cases for which such estimates can be made. Our estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the number of unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims), and the related uncertainty of the potential outcomes of these proceedings. In making determinations of the likely outcome of the pending litigation disclosed below, we consider many factors, including, but not limited to, the nature of the claims, our experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative mechanisms, the matter’s current status and the damages sought or demands made. Accordingly, our estimate will change from time to time, and actual losses may be more than the current estimate.

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

On December 6, 2011, the Missouri Supreme Court declined to hear the Missouri Attorney General’s appeal of an earlier dismissal by the Missouri Court of Appeals of a lawsuit brought by the Missouri Attorney General against PRA’s subsidiary, Portfolio Recovery Associates, LLC. As a result, this matter is now concluded.

We have been named as defendant in the following five putative class action cases, each of which alleges that we violated the Telephone Consumer Protection Act (“TCPA”) by calling consumers’ cellular telephones without their prior express consent: Allen v. Portfolio Recovery Associates, Inc., Case No. 10-cv-2658, instituted in the United States District Court for the Southern District of California on December 23, 2010; Meyer v. Portfolio Recovery Associates, LLC, Case No. 37-2011-00083047, instituted in the Superior Court of California, San Diego County on January 3, 2011; Frydman v. Portfolio Recovery Associates, LLC, Case No. 11-cv-524, instituted in the United States District Court for the Northern District of Illinois on January 31, 2011; Bartlett v. Portfolio Recovery Associates, LLC, Case No. 11-cv-0624, instituted in the United States District Court for the Northern District of Georgia on March 1, 2011; and Harvey v. Portfolio Recovery Associates, LLC, Case No. 11-cv-00582, instituted in the United States District Court for the Middle District of Florida on April 8, 2011. Each of the foregoing complaints allege violations of the TCPA, and seek damages, injunctive relief and attorneys’ fees. On December 21, 2011, the United States District Panel on Multi-District Litigation entered an order transferring these matters into one consolidated proceeding in the United States District Court for the Southern District of California, Case No. 11-md-02295.

These matters have only recently been consolidated, no litigation has proceeded on whether or not to certify a class or on the merits of the allegations, and no demand has been made. Further, even if a class is ultimately certified, further discovery must take place in order to determine its size. Therefore; any potential loss for these and other similar matters, cannot be estimated at this time; however, in the event that a class is eventually certified and we neither settle nor prevail on these matters, our damages, when aggregated, could potentially fall within a range which could be in excess of our established liability, and could be material to our financial condition, results of operations or cash flows for any particular reporting period.

Excluding the above TCPA matter and other matters, the high end of the range of potential litigation losses in excess of our established liability is currently estimated by management to be less than $1,000,000. Notwithstanding our attempt to estimate a range of possible losses in excess of our established liability based on current information, actual future losses may exceed both our established liability and the range of potential litigation losses disclosed in this item.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock (“Common Stock”) began trading on the NASDAQ Global Select Market under the symbol “PRAA” on November 8, 2002. Prior to that time there was no public trading market for our common stock. The following table sets forth the high and low sales price for the Common Stock, as reported by the NASDAQ Global Select Market, for the periods indicated.

	$000000000000	$000000000000
	High	Low
2010
Quarter ended March 31, 2010	$ 58.12	$ 41.50
Quarter ended June 30, 2010	$ 72.80	$ 54.34
Quarter ended September 30, 2010	$ 71.98	$ 58.82
Quarter ended December 31, 2010	$ 78.00	$ 62.31

	$000000000000	$000000000000
	High	Low
2011
Quarter ended March 31, 2011	$ 86.89	$ 68.29
Quarter ended June 30, 2011	$ 90.95	$ 77.64
Quarter ended September 30, 2011	$ 89.67	$ 56.76
Quarter ended December 31, 2011	$ 73.63	$ 58.29

As of February 3, 2012, there were 55 holders of record of the Common Stock. Based on information provided by our transfer agent and registrar, we believe that there are approximately 23,784 beneficial owners of the Common Stock as of January 31, 2012.

Stock Performance

The following graph compares from December 31, 2006, to December 31, 2011, the cumulative stockholder returns assuming an initial investment of $100 in PRA’s Common Stock at the beginning of the period, the stocks comprising the NASDAQ Global Market Composite Index, the NASDAQ Market Index (U.S.) and the stocks comprising a peer group index consisting of six peers which includes Encore Capital Group, Inc., Asset Acceptance Capital Corp., Asta Funding, Inc., Compucredit Holdings Corporation, FTI Consulting Inc. and EPIQ Systems Inc. Any dividends paid during the five year period are assumed to be reinvested.

ASSUMES $100 INVESTED ON JAN. 01, 2007

	$0000000	$0000000	$0000000	$0000000	$0000000	$0000000
As of December 31,	2006	2007	2008	2009	2010	2011
Portfolio Recovery Associates, Inc.	$100	$86	$74	$98	$164	$147
NASDAQ Market Index (U.S.)	$100	$109	$64	$93	$107	$108
NASDAQ Global Market Composite Index	$100	$104	$51	$73	$88	$76
Custom Peer Group	$100	$96	$65	$70	$66	$65

The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of PRA’s common stock. PRA does not make or endorse any predictions as to its future stock performance.

Dividend Policy

Our board of directors sets our dividend policy. We do not currently pay regular dividends on our Common Stock and did not pay dividends in 2011 or 2010; however, our board of directors may determine in the future to declare or pay dividends on our Common Stock. Under the terms of our credit facility, cash dividends may not exceed $20 million in any fiscal year without the consent of our lenders. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may consider relevant.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section below, the audited consolidated financial statements and the notes to the audited consolidated financial statements.

	Years Ended December 31,
	2011	2010	2009	2008	2007
INCOME STATEMENT DATA:
(In thousands, except per share data)
Revenues:
Income recognized on finance receivables, net	$401,895	$309,680	$215,612	$206,486	$184,705
Fee income	57,040	63,026	65,479	56,789	36,043

Total revenues	458,935	372,706	281,091	263,275	220,748

Operating expenses:
Compensation and employee services	138,202	124,077	106,388	88,073	69,022
Legal collection fees	23,621	17,599	14,872	20,610	20,233
Legal collection costs	38,659	31,330	16,462	16,194	10,487
Agent fees	7,653	12,012	15,644	16,065	9,467
Outside fees and services	19,310	12,554	9,570	8,883	7,287
Communications	23,372	17,226	14,773	10,304	8,531
Rent and occupancy	5,891	5,313	4,761	3,908	3,105
Depreciation and amortization	12,943	12,437	9,213	7,424	5,517
Other operating expenses	12,416	10,296	8,799	6,977	5,915

Total operating expenses	282,067	242,844	200,482	178,438	139,564
Gain on sale of property	1,157	—	—	—	—

Income from operations	178,025	129,862	80,609	84,837	81,184
Interest income	7	65	3	60	419
Interest expense	(10,569)	(9,052)	(7,909)	(11,151)	(3,704)

Income before income taxes	167,463	120,875	72,703	73,746	77,899
Provision for income taxes	66,319	47,004	28,397	28,384	29,658

Net income	$101,144	$73,871	$44,306	$45,362	$48,241
Less net income attributable to redeemable noncontrolling interest	(353)	(417)	—	—	—

Net income attributable to Portfolio Recovery Associates, Inc.	$100,791	$73,454	$44,306	$45,362	$48,241

Net income per share attributable to Portfolio Recovery Associates, Inc:
Basic	$5.89	$4.37	$2.87	$2.98	$3.08
Diluted	$5.85	$4.35	$2.87	$2.97	$3.06
Weighted average number of shares outstanding:
Basic	17,110	16,820	15,420	15,229	15,646
Diluted	17,230	16,885	15,454	15,292	15,779
OPERATING AND OTHER FINANCIAL DATA:
(Dollars in thousands)
Cash receipts	$762,530	$592,367	$433,482	$383,488	$298,209
Operating expenses to cash receipts	37%	41%	46%	47%	47%
Return on equity (1)	18%	17%	14%	17%	20%
Acquisitions of finance receivables, at cost (2)	$408,408	$367,443	$288,889	$280,336	$263,809
Acquisitions of finance receivables, at face value	$9,792,356	$6,804,952	$8,109,694	$4,588,234	$11,113,830
Employees at period end:
Total employees	2,641	2,473	2,213	2,032	1,677
Ratio of collection personnel to total employees (3)	87%	86%	86%	87%	88%

(1)	Calculated by dividing net income for each year by average monthly stockholders’ equity for the same year.
(2)	Represents cash paid for finance receivables. It does not include certain capitalized costs or buybacks.
(3)	Includes all collectors and first-line collection supervisors at December 31.

Below are listed certain key balance sheet data for the periods presented:

	As of December 31,
	2011	2010	2009	2008	2007
(Dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$26,697	$41,094	$20,265	$13,901	$16,730
Finance receivables, net	926,734	831,330	693,462	563,830	410,297
Total assets	1,071,123	995,908	794,433	657,840	476,307
Long-term debt	1,246	2,396	1,499	—	—
Total debt, including obligations under capital lease and line of credit	221,246	302,396	320,799	268,305	168,103
Total stockholders’ equity	595,488	490,516	335,480	283,863	235,280

Below are listed the quarterly consolidated income statements for the years ended December 31, 2011 and 2010:

	For the Quarter Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
(In thousands, except per share data)
INCOME STATEMENT DATA:
Revenues:
Income recognized on finance receivables, net	$102,743	$102,875	$100,303	$95,974	$84,783	$80,026	$76,920	$67,951
Fee income	15,344	11,401	14,492	15,803	15,972	15,518	16,109	15,427

Total revenues	118,087	114,276	114,795	111,777	100,755	95,544	93,029	83,378

Operating expenses:
Compensation and employee services	35,759	33,475	34,815	34,153	32,350	31,213	30,872	29,642
Legal collection fees	5,940	5,962	5,970	5,749	4,819	4,577	4,131	4,073
Legal collection costs	9,711	9,731	9,879	9,338	9,932	9,329	6,430	5,638
Agent fees	1,647	1,643	1,724	2,639	2,616	2,842	2,927	3,627
Outside fees and services	5,608	6,222	4,066	3,414	3,100	3,470	3,155	2,829
Communications	5,488	5,865	5,706	6,313	4,066	4,000	4,102	5,058
Rent and occupancy	1,538	1,517	1,438	1,398	1,402	1,362	1,297	1,252
Depreciation and amortization	3,188	3,223	3,316	3,216	3,387	3,294	3,206	2,550
Other operating expenses	3,255	2,808	3,501	2,852	2,808	2,634	2,580	2,274

Total operating expenses	72,134	70,446	70,415	69,072	64,480	62,721	58,700	56,943

Gain on sale of property	—	—	1,157	—	—	—	—	—
Income from operations	45,953	43,830	45,537	42,705	36,275	32,823	34,329	26,435
Interest income	—	7	—	—	29	—	—	36
Interest expense	(2,512)	(2,555)	(2,635)	(2,867)	(2,517)	(2,178)	(2,177)	(2,180)

Income before income taxes	43,441	41,282	42,902	39,838	33,787	30,645	32,152	24,291
Provision for income taxes	16,775	16,089	17,326	16,129	13,156	11,888	12,474	9,486

Net income	$26,666	$25,193	$25,576	$23,709	$20,631	$18,757	$19,678	$14,805
Less net income/(loss) attributable to redeemable noncontrolling interest	76	(313)	2	588	(14)	276	150	5

Net income attributable to Portfolio Recovery Associates, Inc.	$26,590	$25,506	$25,574	$23,121	$20,645	$18,481	$19,528	$14,800

Net income per share attributable to Portfolio Recovery Associates, Inc:
Basic	$1.55	$1.49	$1.49	$1.35	$1.21	$1.08	$1.15	$0.91
Diluted	$1.54	$1.48	$1.48	$1.34	$1.20	$1.08	$1.14	$0.91

Weighted average number of shares outstanding:
Basic	17,121	17,117	17,108	17,092	17,063	17,058	16,970	16,191
Diluted	17,269	17,228	17,225	17,199	17,165	17,093	17,080	16,203

Below are listed the quarterly consolidated balance sheets for the years ended December 31, 2011 and 2010:

	Quarter Ended as of:
(Dollars in thousands)	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
BALANCE SHEET DATA:
Assets
Cash and cash equivalents	$26,697	$30,035	$25,481	$35,443	$41,094	$20,297	$18,250	$23,006
Finance receivables, net	926,734	919,478	879,515	866,992	831,330	807,239	775,606	742,484
Accounts receivable, net	7,862	6,462	6,683	7,369	8,932	7,789	8,159	8,752
Income taxes receivable	—	—	—	—	2,363	2,603	1,877	1,439
Property and equipment, net	25,727	22,975	23,810	24,469	24,270	22,794	23,230	21,925
Goodwill	61,678	61,678	61,678	61,678	61,678	61,665	61,665	49,053
Intangible assets, net	14,596	14,748	15,965	17,215	18,466	19,945	21,425	30,018
Other assets	7,829	8,728	8,485	6,933	7,775	5,405	4,809	5,773

Total assets	$1,071,123	$1,064,104	$1,021,617	$1,020,099	$995,908	$947,737	$915,021	$882,450

Liabilities and Equity
Liabilities
Accounts payable	$7,439	$5,148	$5,326	$7,498	$3,227	$5,739	$5,445	$5,079
Accrued expenses	6,076	5,856	4,389	2,620	4,904	6,922	6,227	6,264
Income taxes payable	13,109	2,651	2,877	1,577	—	—	—	—
Accrued compensation	16,036	11,409	10,563	6,300	15,445	10,447	9,124	8,298
Net deferred tax liability	193,898	192,298	188,142	179,043	164,971	151,638	139,111	126,234
Line of credit	220,000	260,000	250,000	290,000	300,000	288,500	289,500	296,300
Long-term debt	1,246	1,553	1,856	2,098	2,396	998	1,167	1,334
Derivative instrument	—	—	—	—	—	537	640	809

Total liabilities	457,804	478,915	463,153	489,136	490,943	464,781	451,214	444,318

Redeemable noncontrolling interest	17,831	16,884	16,068	15,253	14,449	14,531	15,080	15,328

Stockholders’ equity
Common stock	171	171	171	171	171	171	170	170
Additional paid in capital	167,719	167,126	166,723	165,611	163,538	162,418	161,267	154,975
Retained earnings	427,598	401,008	375,502	349,928	326,807	306,164	287,681	268,153
Accumulated other comprehensive (loss), net of taxes	—	—	—	—	—	(328)	(391)	(494)

Total stockholders’ equity	595,488	568,305	542,396	515,710	490,516	468,425	448,727	422,804

Total liabilities and equity	$1,071,123	$1,064,104	$1,021,617	$1,020,099	$995,908	$947,737	$915,021	$882,450

Below are certain key financial data and ratios as of and for the years ended December 31, 2011, 2010 and 2009:

FINANCIAL HIGHLIGHTS

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009
EARNINGS
Income recognized on finance receivables, net	$401,895	$309,680	$215,612
Fee income	57,040	63,026	65,479
Total revenues	458,935	372,706	281,091
Operating expenses	282,067	242,844	200,482
Income from operations	178,025	129,862	80,609
Net interest expense	10,562	8,987	7,906
Net income	101,144	73,871	44,306
Net income attributable to Portfolio Recovery Associates, Inc.	100,791	73,454	44,306

PERIOD-END BALANCES
Cash and cash equivalents	$26,697	$41,094	$20,265
Finance receivables, net	926,734	831,330	693,462
Goodwill and intangible assets, net	76,274	80,144	40,055
Total assets	1,071,123	995,908	794,433
Line of credit	220,000	300,000	319,300
Total liabilities	457,804	490,943	458,953
Total equity	595,488	490,516	335,480

FINANCE RECEIVABLE COLLECTIONS
Cash collections	$705,490	$529,342	$368,003
Principal amortization without allowance charges	293,431	194,510	124,756
Principal amortization with allowance charges	303,595	219,662	152,391
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	43.0%	41.5%	41.4%
Excluding fully amortized pools	45.4%	44.8%	44.7%
Estimated remaining collections—core	$1,159,086	$974,108	$893,716
Estimated remaining collections—bankruptcy	794,262	$749,410	$521,730
Estimated remaining collections—total	1,953,348	$1,723,518	$1,415,446

ALLOWANCE FOR FINANCE RECEIVABLES
Balance at period-end	$86,571	$76,407	$51,255
Allowance charge	$10,164	$25,152	$27,635
Allowance charge to period-end net finance receivables	1.10%	3.03%	3.99%
Allowance charge to net finance receivable income	2.53%	8.12%	12.82%
Allowance charge to cash collections	1.44%	4.75%	7.51%

PURCHASES OF FINANCE RECEIVABLES
Purchase price—core	$213,389	$149,998	$126,334
Face value—core	7,900,761	3,424,313	4,435,068
Purchase price—bankruptcy	195,019	217,445	162,470
Face value—bankruptcy	1,891,595	3,380,639	3,674,626
Purchase price—total	408,408	367,443	288,804
Face value—total	9,792,356	6,804,952	8,109,694
Number of portfolios—total	333	305	407

PER SHARE DATA
Net income per common share—diluted	$5.85	$4.35	$2.87
Weighted average number of shares outstanding—diluted	17,230	16,885	15,454
Closing market price	$67.52	$75.20	$44.85

RATIOS AND OTHER DATA
Return on average equity (1)	18.5%	16.6%	14.2%
Return on revenue (2)	22.0%	19.8%	15.8%
Operating margin (3)	38.8%	34.8%	28.7%
Operating expense to cash receipts	37.0%	41.0%	46.3%
Debt to equity (4)	37.2%	61.6%	95.6%
Cash collections per collector hour paid:
Core cash collections	$151	$129	$113
Total cash collections	$240	$194	$145
Excluding external legal collections	$204	$165	$119
Excluding bankruptcy and external legal collections	$114	$100	$87
Number of collectors	1,658	1,472	1,325
Number of employees	2,641	2,473	2,213
Cash receipts	$762,530	$592,368	$433,482
Line of credit—unused portion at period end	187,500	107,500	45,700

Notes:

(1) Calculated as annualized net income divided by average equity for the period

(2) Calculated as net income divided by total revenues

(3) Calculated as income from operations divided by total revenues

(4) For purposes of this ratio, "debt" equals the line of credit balance plus long-term debt

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

PRA is a specialized financial and business service company. Our primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. We also service receivables on behalf of clients on either a commission or transaction-fee basis as well as providing class action claims settlement recovery services and related payment processing to our corporate clients.

PRA is headquartered in Norfolk, Virginia, and employs approximately 2,640 team members. The shares of PRA are traded on the NASDAQ Global Select Market under the symbol “PRAA.”

On January 16, 2012, we acquired 100% of the equity interest in MHH, a United Kingdom debt collection and purchase group. Based in Kilmarnock, Scotland, MHH employs approximately 170 people and offers outsourced and contingent consumer debt recovery on behalf of banks, credit providers and debt purchasers, as well as distressed and dormant niche portfolio purchasing.

Earnings Summary

For the year ended December 31, 2011, net income attributable to PRA was $100.8 million, or $5.85 per diluted share, compared with $73.5 million, or $4.35 per diluted share, for the year ended December 31, 2010. Total revenues were $458.9 million for the year ended December, 31, 2011, up 23.1% from the same year ago period. Revenues during the year ended December 31, 2011 consisted of $401.9 million in income recognized on finance receivables, net of allowance charges, and $57.0 million in fee income. Income recognized on finance receivables, net of allowance charges, increased $92.2 million, or 29.8%, over 2010, primarily as a result of a significant increase in cash collections. Cash collections were $705.5 million during the year ended December 31, 2011, up 33.3% over $529.3 million in the same year ago period. During the year ended December 31, 2011, PRA recorded $10.2 million in net allowance charges, compared with $25.2 million in the comparable year ago period. Our performance has been positively impacted by operational efficiencies surrounding the cash collections process, including the continued refinement of dialer processes and technology and continued refinement of our account scoring analytics as it relates to both legal and non-legal collection channels. Additionally, we have continued to develop our internal legal collection staff resources, which enables us to place accounts into that channel that otherwise would have been cost prohibitive for legal action and to collect these accounts more efficiently and profitably.

Fee income decreased from $63.0 million for the year ended December 31, 2010 to $57.0 million in 2011, mainly as a result of lower revenues generated from PLS due primarily to the adverse impact of the economic slowdown on automobile financing and related collateral recovery activities.

A summary of how our revenue was generated during the year ended December 31, 2011, 2010 and 2009 is as follows:

	For the Years Ended
	December 31,
($ in thousands)	2011	2010	2009
Cash collections	$705,490	$529,342	$368,003
Principal amortization	(293,431)	(194,510)	(124,756)
Net allowance charges	(10,164)	(25,152)	(27,635)

Income recognized on finance receivables, net	401,895	309,680	215,612
Fee income	57,040	63,026	65,479

Total revenues	$458,935	$372,706	$281,091

Operating expenses were $282.1 million for the year ended December, 31, 2011, up 16.2% as compared to the same period in 2010, due primarily to increased compensation and employee services expense, legal collections fees and costs, outside fees and services and communication expenses. Compensation and employee services expense increased primarily as a result of larger staff sizes and an increase in share-based compensation expense. Legal fees and costs increased from $48.9 million for the year ended December 31, 2010 to $62.3 million for the year ended December, 31, 2011. This increase was the result of several factors, including growth in the size of our owned debt portfolios, expansion of our internal legal collection resources, and refinement of our internal scoring methodology that expanded our account selections for legal action. Outside fees and services expense increased mainly due to an increase in our corporate legal expense and communication expense increased mainly as a result of a growth in mailings due to an increase in special letter campaigns.

Results of Operations

The results of operations include the financial results of PRA and all of our subsidiaries, all of which are in the receivables management business. Under the guidance of the FASB ASC Topic 280 “Segment Reporting” (“ASC 280”), we have determined that we have several operating segments that meet the aggregation criteria of ASC 280, and therefore, we have one reportable segment, receivables management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.

The following table sets forth certain operating data as a percentage of total revenues for the years indicated:

	2011		2010		2009
Revenues:
Income recognized on finance receivables, net	$401,895	87.6%	$309,680	83.1%	$215,612	76.7%
Fee income	57,040	12.4	63,026	16.9	65,479	23.3

Total revenues	458,935	100.0	372,706	100.0	281,091	100.0
Operating expenses:
Compensation and employee services	138,202	30.1	124,077	33.3	106,388	37.8
Legal collection fees	23,621	5.1	17,599	4.7	14,872	5.3
Legal collection costs	38,659	8.4	31,330	8.4	16,462	5.9
Agent fees	7,653	1.7	12,012	3.2	15,644	5.6
Outside fees and services	19,310	4.2	12,554	3.4	9,570	3.4
Communications	23,372	5.1	17,226	4.6	14,773	5.3
Rent and occupancy	5,891	1.3	5,313	1.4	4,761	1.7
Depreciation and amortization	12,943	2.8	12,437	3.3	9,213	3.3
Other operating expenses	12,416	2.7	10,296	2.8	8,799	3.1

Total operating expenses	282,067	61.4	242,844	65.2	200,482	71.3
Gain on sale of property	1,157	0.3	—	0.0	—	0.0

Income from operations	178,025	38.9	129,862	34.8	80,609	28.7
Interest income	7	0.0	65	0.0	3	0.0
Interest expense	(10,569)	(2.3)	(9,052)	(2.4)	(7,909)	(2.8)

Income before income taxes	167,463	36.6	120,875	32.4	72,703	25.9
Provision for income taxes	66,319	14.5	47,004	12.6	28,397	10.1

Net income	$101,144	22.1%	$73,870	19.8%	$44,306	15.8%
Less net income attributable to redeemable noncontrolling interest	(353)	(0.1)	(417)	(0.1)	—	0.0

Net income attributable to Portfolio Recovery Associates, Inc.	$100,791	22.0%	$73,454	19.7%	$44,306	15.8%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Total revenues were $458.9 million for the year ended December 31, 2011, an increase of $86.2 million or 23.1% compared to total revenues of $372.7 million for the year ended December 31, 2010.

Income Recognized on Finance Receivables, net

Income recognized on finance receivables, net was $401.9 million for the year ended December 31, 2011, an increase of $92.2 million or 29.8% compared to income recognized on finance receivables, net of $309.7 million for the year ended December 31, 2010. The increase was primarily due to an increase in our cash collections on our owned finance receivables to $705.5 million for the year ended December 31, 2011 compared to $529.3 million for the year ended December 31, 2010, an increase of $176.2 million or 33.3%. Our finance receivables amortization rate, including allowance charges, was 43.0% for the year ended December 31, 2011 compared to 41.5% for the year ended December 31, 2010. During the year ended December 31, 2011, we acquired finance receivables portfolios with an aggregate face value amount of $9.8 billion at a cost of $408.4 million. During the year ended December 31, 2010, we acquired finance receivable portfolios with an aggregate face value of $6.8 billion at a cost of $367.4 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period’s buying.

Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the year ended December 31, 2011, we recorded net allowance charges of $10.2 million, $6.6 million of which related to core portfolios acquired mainly in 2005 through 2008 and $3.6 million of which related to purchased bankruptcy portfolios acquired mainly in 2007 through 2008. For the year ended December 31, 2010, we recorded net allowance charges of $25.2 million, the majority of which related to non-bankruptcy portfolios acquired in 2005 through 2007. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relate to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff.

Fee Income

Fee income was $57.0 million for the year ended December 31, 2011, a decrease of $6.0 million or 9.5% compared to fee income of $63.0 million for the year ended December 31, 2010. Fee income declined as a result of a decrease in revenue generated by our PLS fee-for-service business, partially offset by an increase in revenue generated by our PRA GS government processing and collection business. The decline at PRA Location Services was due primarily to a decrease in volume related to a continued decline in automobile financing activity nationwide.

Operating Expenses

Total operating expenses were $282.1 million for the year ended December 31, 2011, an increase of $39.3 million or 16.2% compared to total operating expenses of $242.8 million for the year ended December 31, 2010. Total operating expenses were 37.0% of cash receipts for the year ended December 31, 2011 compared with 41.0% for the same period in 2010.

Compensation and Employee Services

Compensation and employee services expenses were $138.2 million for the year ended December 31, 2011, an increase of $14.1 million or 11.4% compared to compensation and employee services expenses of $124.1 million for the year ended December 31, 2010. This increase was mainly due to an overall increase in our owned portfolio collection staff as well as an increase in share-based compensation expense. Compensation and employee services expenses increased as total employees grew 6.8% to 2,641 as of December 31, 2011 from 2,473 as of December 31, 2010. Additionally, existing employees received normal salary increases. Compensation and employee services expenses as a percentage of cash receipts decreased to 18.1% for the year ended December 31, 2011 from 21.0% of cash receipts for the same period in 2010.

Legal Collection Fees

Legal collection fees represent the contingent fees for the cash collections generated by our independent third party attorney network. Legal collection fees were $23.6 million for the year ended December 31, 2011, an increase of $6.0 million, or 34.1%, compared to legal collection fees of $17.6 million for the year ended December 31, 2010. This increase was the result of an increase in our external legal collections which increased $27.5 million or 35.0%, from $78.8 million for the year ended December 31, 2010 to $106.3 million for the year ended December 31, 2011. Legal collection fees for the year ended December 31, 2011 were 3.1% of cash receipts, compared to 3.0% for the year ended December 31, 2010.

Legal Collection Costs

Legal collection costs are costs paid to courts where a lawsuit is filed. It also includes the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $38.7 million for the year ended December 31, 2011, an increase of $7.4 million, or 23.6%, compared to legal collection costs of $31.3 million for the year ended December 31, 2010. The increase was attributable to an increase in legal collection costs resulting from accounts referred to both our in-house attorneys and outside independent contingent fee attorneys due to portfolio growth and the refinement of our internal scoring methodology that expanded our account selections for legal action. In addition, the growth in the size of our owned debt portfolios resulted in additional document costs related to the filing of more lawsuits. These legal collection costs represent 4.6% and 4.9% of cash receipts for the years ended December 31, 2011 and 2010, respectively.

Agent Fees

Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $7.7 million for the year ended December 31, 2011, a decrease of $4.3 million, or 35.8%, compared to agent fees of $12.0 million for the year ended December 31, 2010. The decrease was mainly due to a decline in agent fees related to reduced business activity associated with PLS.

Outside Fees and Services

Outside fees and services expenses were $19.3 million for the year ended December 31, 2011, an increase of $6.7 million or 53.2% compared to outside legal and other fees and services expenses of $12.6 million for the year ended December 31, 2010. Of the $6.7 million increase, $4.5 million was attributable to an increase in our corporate legal expenses while the remaining $2.2 million increase was due to increases in other outside fees and services and accounting fees.

Communications

Communications expenses were $23.4 million for the year ended December 31, 2011, an increase of $6.2 million or 36.0% compared to communications expenses of $17.2 million for the year ended December 31, 2010. The increase was mainly due to a growth in mailings due to an increase in special letter campaigns. The remaining increase was attributable to higher telephone expenses driven by a greater number of finance receivables to work, as well as a significant expansion of our dialer capacity and related calls that are generated by the dialer. Mailings were responsible for 90.3% or $5.6 million of this increase, while the remaining 9.7% or $0.6 million was attributable to increased call volumes.

Rent and Occupancy

Rent and occupancy expenses were $5.9 million for the year ended December 31, 2011, an increase of $0.6 million or 11.3% compared to rent and occupancy expenses of $5.3 million for the year ended December 31, 2010. The increase was due to several new leases being entered into in the latter part of 2010 and in 2011, the additional space resulting from our acquisition of a 62% controlling interest in CCB on March 15, 2010, and other renewals and expansions, as well as increased utility charges.

Depreciation and Amortization

Depreciation and amortization expenses were $12.9 million for the year ended December 31, 2011, an increase of $0.5 million or 4.0% compared to depreciation and amortization expenses of $12.4 million for the year ended December 31, 2010. The increase was mainly due to the continued capital expenditures on equipment, software and computers related to our growth and systems upgrades.

Other Operating Expenses

Other operating expenses were $12.4 million for the year ended December 31, 2011, an increase of $2.1 million or 20.4% compared to other operating expenses of $10.3 million for the year ended December 31, 2010. The increase was mainly due to increases in various expenses related to general growth of PRA. No individual item represents a significant portion of the overall increase.

Interest Income

Interest income was $7,000 for the year ended December 31, 2011, a decrease of $58,000 compared to interest income of $65,000 for the year ended December 31, 2010. This decrease was the result of interest earned and a refund received on the overpayment of federal and state income taxes in 2010 that did not occur in 2011.

Interest Expense

Interest expense was $10.6 million for the year ended December 31, 2011, an increase of $1.5 million or 16.5% compared to interest expense of $9.1 million for the year ended December 31, 2010. The increase was mainly due to an increase in our weighted average interest rate which increased to 3.71% for the year ended December 31, 2011 from 2.46% for the year ended December 31, 2010, partially offset by a decrease in our average variable rate borrowings to $213.2 million for the year ended December 31, 2011 compared to $244.2 million for the year ended December 31, 2010.

Provision for Income Taxes

Income tax expense was $66.3 million for the year ended December 31, 2011, an increase of $19.3 million or 41.1% compared to income tax expense of $47.0 million for the year ended December 31, 2010. The increase was mainly due to an increase of 38.5% in income before taxes for the year ended December 31, 2011 when compared to the same period in 2010 as well as an increase in the effective tax rate of 39.6% for the year ended December 31, 2011 compared to 38.9% for the same period in 2010. The increase in the effective tax rate is primarily attributable to an increase in the state effective rate due to a change in the mix of income apportionment between various states.

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

Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under ASC 310-30, which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the year ended December 31, 2010, we recorded net allowance charges of $25.2 million, the majority of which related to non-bankruptcy portfolios acquired in 2005 through 2007. For the year ended December 31, 2009, we recorded net allowance charges of $27.6 million, the majority of which related to non-bankruptcy portfolios acquired in 2005 through 2008. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relate to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff.

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

Compensation and Employee Services

Compensation and employee services expenses were $124.1 million for the year ended December 31, 2010, an increase of $17.7 million or 16.6% compared to compensation and employee services expenses of $106.4 million for the year ended December 31, 2009. This increase was mainly due to an overall increase in our owned portfolio collection staff. Compensation and employee services expenses increased as total employees grew 11.7% to 2,473 as of December 31, 2010 from 2,213 as of December 31, 2009. Additionally, existing employees received normal salary increases. Compensation and employee services expenses as a percentage of cash receipts decreased to 21.0% for the year ended December 31, 2010 from 24.5% of cash receipts for the same period in 2009.

Legal Collection Fees

Legal collection fees represent the contingent fees for the cash collections generated by our independent third party attorney network. Legal collection fees were $17.6 million for the year ended December 31, 2010, an increase of $2.7 million, or 18.1%, compared to legal collection fees of $14.9 million for the year ended December 31, 2009. This increase was the result of an increase in our external legal collections which increased $13.7 million or 21.0%, from $65.1 million for the year ended December 31, 2009 to $78.8 million for the year ended December 31, 2010. Legal collection fees for the year ended December 31, 2010 were 3.0% of cash receipts, compared to 3.4% for the year ended December 31, 2009.

Legal Collection Costs

Legal collection costs are costs paid to courts where a lawsuit is filed. It also includes the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $31.3 million for the year ended December 31, 2010, an increase of $14.8 million, or 89.7%, compared to legal collection costs of $16.5 million for the year ended December 31, 2009. The increase was attributable to an increase in legal collection costs resulting from accounts referred to both our in-house attorneys and outside independent contingent fee attorneys due to the refinement of our internal scoring methodology that expanded our account selections for legal action. In addition, the growth in the size of our owned debt portfolios resulted in additional document costs related to the filing of more lawsuits. These legal collection costs represent 4.9% and 3.8% of cash receipts for the years ended December 31, 2010 and 2009, respectively.

Agent Fees

Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $12.0 million for the year ended December 31, 2010, a decrease of $3.6 million, or 23.1%, compared to agent fees of $15.6 million for the year ended December 31, 2009. The decrease was mainly due to a decline in agent fees related to reduced business activity associated with PRA Location Services.

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

Depreciation and Amortization

Depreciation and amortization expenses were $12.4 million for the year ended December 31, 2010, an increase of $3.2 million or 34.8% compared to depreciation and amortization expenses of $9.2 million for the year ended December 31, 2009. The increase was mainly due to additional expenses incurred related to the depreciation and amortization of the tangible and intangible assets acquired in the acquisition of a 62% controlling interest in CCB on March 15, 2010. Additional increases are the result of continued capital expenditures on equipment, software and computers related to our growth and systems upgrades.

Other Operating Expenses

Other operating expenses were $10.3 million for the year ended December 31, 2010, an increase of $1.5 million or 17.0% compared to other operating expenses of $8.8 million for the year ended December 31, 2009. The increase was mainly due to increases in various expenses related to general growth of PRA. No individual item represents a significant portion of the overall increase.

Interest Income

Interest income was $65,000 for the year ended December 31, 2010, an increase of $62,000 compared to interest income of $3,000 for the year ended December 31, 2009. This increase was the result of interest earned and a refund received on the overpayment of federal and state income taxes

Interest Expense

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

Provision for Income Taxes

Income tax expense was $47.0 million for the year ended December 31, 2010, an increase of $18.6 million or 65.5% compared to income tax expense of $28.4 million for the year ended December 31, 2009. The increase was mainly due to an increase of 66.3% in income before taxes for the year ended December 31, 2010 when compared to the same period in 2009. This was offset by a slight decrease in the effective tax rate of 38.9% for the year ended December 31, 2010 compared to 39.1% for the same period in 2009.

Supplemental Performance Data

Owned Portfolio Performance:

The following tables show certain data related to our owned portfolio. These tables describe the purchase price, actual cash collections and future estimates of cash collections, income recognized on finance receivables (gross and net of allowance charges), principal amortization, allowance charges, net finance receivable balances and related multiples. Further, these tables disclose our entire portfolio, as well as its subsets: the portfolio of purchased bankrupt accounts and our Core portfolio which are further broken down into year-to-date and life-to-date tables. The accounts represented in the purchased bankruptcy tables are those portfolios of accounts that were bankrupt at the time of purchase. This contrasts with accounts that file for bankruptcy after we purchase them, which continue to be tracked in their corresponding Core portfolio.

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

The purchase price multiples from 2005 through 2011 described in the tables below are lower than multiples in previous years. This trend is primarily, but not entirely, related to pricing competition. When competition increases, and/or supply decreases so that pricing becomes negatively impacted on a relative basis (total lifetime collections in relation to purchase price), yields tend to trend lower. The opposite occurs when pricing trends are favorable.

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

Portfolio Data – Life-to-Date

Entire Portfolio

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
		Inception through December 31, 2011					As of December 31, 2011
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,144	$7,021	$3,123	$0	$7,021	$0	$99	$10,243	333%
1997	7,685	25,310	17,206	8,104	0	17,206	0	181	25,491	332%
1998	11,089	36,938	25,952	10,986	0	25,952	0	432	37,370	337%
1999	18,898	68,162	48,988	19,174	0	48,988	0	983	69,145	366%
2000	25,020	113,388	88,192	25,196	0	88,192	0	2,652	116,040	464%
2001	33,481	170,464	136,112	34,352	0	136,112	0	3,173	173,637	519%
2002	42,325	190,276	147,951	42,325	0	147,951	0	4,480	194,756	460%
2003	61,448	252,397	190,949	61,448	0	190,949	0	7,061	259,458	422%
2004	59,177	187,150	129,173	57,978	1,200	127,973	0	7,289	194,439	329%
2005	143,169	287,884	173,928	113,956	17,946	155,982	11,267	21,329	309,213	216%
2006	107,696	187,156	117,379	69,776	20,415	96,964	17,505	30,268	217,424	202%
2007	258,382	402,226	225,511	176,715	19,465	206,046	62,197	106,207	508,433	197%
2008	275,154	358,932	214,866	144,066	27,545	187,321	103,508	171,675	530,607	193%
2009	281,436	421,864	272,129	149,735	0	272,129	131,700	357,973	779,837	277%
2010	358,185	304,614	175,416	129,198	0	175,416	229,011	500,512	805,126	225%
2011	402,803	77,190	45,945	31,244	0	45,945	371,546	739,034	816,224	203%

Total	$2,089,028	$3,094,095	$2,016,718	$1,077,376	$86,571	$1,930,147	$926,734	$1,953,348	$5,047,443	242%

Purchased Bankruptcy Portfolio

		Inception through December 31, 2011					As of December 31, 2011
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996-2003	$0	$0	$0	$0	$0	$0	$0	$0	$0	0%
2004	7,468	14,294	8,026	6,268	1,200	6,826	0	90	14,384	193%
2005	29,301	43,222	14,670	28,552	681	13,989	68	129	43,351	148%
2006	17,645	30,481	14,119	16,362	1,200	12,919	83	710	31,191	177%
2007	78,547	95,373	34,048	61,325	5,110	28,938	12,111	14,589	109,962	140%
2008	108,609	123,582	60,945	62,637	1,800	59,145	44,172	60,524	184,106	170%
2009	156,057	201,195	130,365	70,830	0	130,365	85,227	191,733	392,928	252%
2010	209,246	143,984	81,335	62,649	0	81,335	146,596	249,534	393,518	188%
2011	189,027	15,218	10,507	4,711	0	10,507	184,316	276,953	292,171	155%

Total	$795,900	$667,349	$354,015	$313,334	$9,991	$344,024	$472,573	$794,262	$1,461,611	184%

Core Portfolio

		Inception through December 31, 2011					As of December 31, 2011
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,144	$7,021	$3,123	$0	$7,021	$0	$99	$10,243	333%
1997	7,685	25,310	17,206	8,104	0	17,206	0	181	25,491	332%
1998	11,089	36,938	25,952	10,986	0	25,952	0	432	37,370	337%
1999	18,898	68,162	48,988	19,174	0	48,988	0	983	69,145	366%
2000	25,020	113,388	88,192	25,196	0	88,192	0	2,652	116,040	464%
2001	33,481	170,464	136,112	34,352	0	136,112	0	3,173	173,637	519%
2002	42,325	190,276	147,951	42,325	0	147,951	0	4,480	194,756	460%
2003	61,448	252,397	190,949	61,448	0	190,949	0	7,061	259,458	422%
2004	51,709	172,856	121,147	51,710	0	121,147	0	7,199	180,055	348%
2005	113,868	244,662	159,258	85,404	17,265	141,993	11,199	21,200	265,862	233%
2006	90,051	156,675	103,260	53,414	19,215	84,045	17,422	29,558	186,233	207%
2007	179,835	306,853	191,463	115,390	14,355	177,108	50,086	91,618	398,471	222%
2008	166,545	235,350	153,921	81,429	25,745	128,176	59,336	111,151	346,501	208%
2009	125,379	220,669	141,764	78,905	0	141,764	46,473	166,240	386,909	309%
2010	148,939	160,630	94,081	66,549	0	94,081	82,415	250,978	411,608	276%
2011	213,776	61,972	35,438	26,533	0	35,438	187,230	462,081	524,053	245%

Total	$1,293,128	$2,426,746	$1,662,703	$764,042	$76,580	$1,586,123	$454,161	$1,159,086	$3,585,832	277%

Portfolio Data – 2011

Entire Portfolio

		For the Year Ended December 31, 2011					As of December 31, 2011
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$100	$100	$0	$0	$100	$0	$99	$10,243	333%
1997	7,685	187	187	0	0	187	0	181	25,491	332%
1998	11,089	332	332	0	0	332	0	432	37,370	337%
1999	18,898	997	997	0	0	997	0	983	69,145	366%
2000	25,020	2,554	2,554	0	0	2,554	0	2,652	116,040	464%
2001	33,481	3,791	3,791	0	0	3,791	0	3,173	173,637	519%
2002	42,325	5,844	5,844	0	0	5,844	0	4,480	194,756	460%
2003	61,448	8,945	8,945	0	0	8,945	0	7,061	259,458	422%
2004	59,177	8,522	8,350	172	(15)	8,365	0	7,289	194,439	329%
2005	143,169	17,235	8,876	8,359	1,129	7,747	11,267	21,329	309,213	216%
2006	107,696	18,189	10,830	7,359	1,000	9,830	17,505	30,268	217,424	202%
2007	258,382	67,088	30,271	36,818	1,150	29,121	62,197	106,207	508,433	197%
2008	275,154	89,344	44,154	45,190	6,900	37,254	103,508	171,675	530,607	193%
2009	281,436	187,119	120,252	66,867	0	120,252	131,700	357,973	779,837	277%
2010	358,185	218,053	120,629	97,424	0	120,629	229,011	500,512	805,126	225%
2011	402,803	77,190	45,947	31,242	0	45,947	371,546	739,034	816,224	203%

Total	$2,089,028	$705,490	$412,059	$293,431	$10,164	$401,895	$926,734	$1,953,348	$5,047,443	242%

Purchased Bankruptcy Portfolio

		For the Year Ended December 31, 2011					As of December 31, 2011
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996-2003	$0	$0	$0	$0	$0	$0	$0	$0	$0	0%
2004	7,468	149	131	18	(15)	146	0	90	14,384	193%
2005	29,301	466	91	375	(221)	312	68	129	43,351	148%
2006	17,645	1,526	1,194	332	(200)	1,394	83	710	31,191	177%
2007	78,547	16,093	3,880	12,213	2,250	1,630	12,111	14,589	109,962	140%
2008	108,609	35,690	14,031	21,659	1,800	12,231	44,172	60,524	184,106	170%
2009	156,057	102,780	62,743	40,037	0	62,743	85,227	191,733	392,928	252%
2010	209,246	104,499	53,768	50,731	0	53,768	146,596	249,534	393,518	188%
2011	189,027	15,218	10,508	4,710	0	10,508	184,316	276,953	292,171	155%

Total	$795,900	$276,421	$146,346	$130,075	$3,614	$142,732	$472,573	$794,262	$1,461,611	184%

Core Portfolio

		For the Year Ended December 31, 2011					As of December 31, 2011
($ in thousands) Purchase Period	Purchase Price	Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
1996	$3,080	$100	$100	$0	$0	$100	$0	$99	$10,243	333%
1997	7,685	187	187	0	0	187	0	181	25,491	332%
1998	11,089	332	332	0	0	332	0	432	37,370	337%
1999	18,898	997	997	0	0	997	0	983	69,145	366%
2000	25,020	2,554	2,554	0	0	2,554	0	2,652	116,040	464%
2001	33,481	3,791	3,791	0	0	3,791	0	3,173	173,637	519%
2002	42,325	5,844	5,844	0	0	5,844	0	4,480	194,756	460%
2003	61,448	8,945	8,945	0	0	8,945	0	7,061	259,458	422%
2004	51,709	8,373	8,219	154	0	8,219	0	7,199	180,055	348%
2005	113,868	16,769	8,785	7,984	1,350	7,435	11,199	21,200	265,862	233%
2006	90,051	16,663	9,636	7,027	1,200	8,436	17,422	29,558	186,233	207%
2007	179,835	50,995	26,391	24,605	(1,100)	27,491	50,086	91,618	398,471	222%
2008	166,545	53,654	30,123	23,531	5,100	25,023	59,336	111,151	346,501	208%
2009	125,379	84,339	57,509	26,830	0	57,509	46,473	166,240	386,909	309%
2010	148,939	113,554	66,861	46,693	0	66,861	82,415	250,978	411,608	276%
2011	213,776	61,972	35,439	26,532	0	35,439	187,230	462,081	524,053	245%

Total	$1,293,128	$429,069	$265,713	$163,356	$6,550	$259,163	$454,161	$1,159,086	$3,585,832	277%

The following tables show our net allowance charges recorded against our net finance receivables (“NFR”).

Net Allowance Charges, Entire Portfolio

($ in thousands)
Allowance Period (1)	1996-2003	2004	2005	2006	2007	2008	2009-2011	Total
2005	$200	$—	$—	$—	$—	$—	$—	$200
2006	275	—	825	—	—	—	—	1,100
2007	235	470	1,885	340	—	—	—	2,930
2008	(110)	1,290	3,040	7,170	7,380	620	—	19,390
2009	(600)	(375)	4,190	4,860	3,435	16,125	—	27,635
2010	—	(170)	6,877	7,045	7,500	3,900	—	25,152
2011	—	(15)	1,129	1,000	1,150	6,900	—	10,164

Total	$—	$1,200	$17,946	$20,415	$19,465	$27,545	$—	$86,571

Portfolio Purchases, net	$203,026	$59,177	$143,169	$107,696	$258,382	$275,154	$1,042,424	$2,089,028

Net Allowance Charges, Purchased Bankruptcy Portfolio

($ in thousands)
Allowance Period (1)	1996-2003	2004	2005	2006	2007	2008	2009-2011	Total
2007	$—	$470	$160	$150	$—	$—	$—	$780
2008	—	770	375	1,210	—	—	—	2,355
2009	—	45	265	120	110	—	—	540
2010	—	(70)	102	(80)	2,750	—	—	2,702
2011	—	(15)	(221)	(200)	2,250	1,800	—	3,614

Total	$—	$1,200	$681	$1,200	$5,110	$1,800	$—	$9,991

Portfolio Purchases, net	$—	$7,468	$29,301	$17,645	$78,547	$108,609	$554,330	$795,900

Net Allowance Charges, Core Portfolio

($ in thousands)
Allowance Period (1)	1996-2003	2004	2005	2006	2007	2008	2009-2011	Total
2005	$200	$—	$—	$—	$—	$—	$—	$200
2006	275	—	825	—	—	—	—	1,100
2007	235	—	1,725	190	—	—	—	2,150
2008	(110)	520	2,665	5,960	7,380	620	—	17,035
2009	(600)	(420)	3,925	4,740	3,325	16,125	—	27,095
2010	—	(100)	6,775	7,125	4,750	3,900	—	22,450
2011	—	—	1,350	1,200	(1,100)	5,100	—	6,550

Total	$—	$—	$17,265	$19,215	$14,355	$25,745	$—	$76,580

Portfolio Purchases, net	$203,026	$51,709	$113,868	$90,051	$179,835	$166,545	$488,094	$1,293,128

(1)	Allowance period represents the period in which we recorded valuation allowances, net of any (reversals).

The following graph shows the purchase price of our owned portfolios by year for the last ten years. The purchase price number represents the cash paid to the seller, plus certain capitalized costs, less buybacks.

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

Our ability to profitably purchase and liquidate pools of bankrupt accounts provides diversity to our distressed asset acquisition business. Although we generally buy bankrupt assets from many of the same consumer lenders from whom we acquire Core customer accounts, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of pools purchased in the bankrupt and Core markets may differ over time. We have found periods when bankrupt accounts were more profitable and other times when Core accounts were more profitable. From 2004 through 2008, our bankruptcy buying fluctuated between 13% and 39% of our total portfolio purchasing in those years. In 2009, for the first time in our history, bankruptcy purchasing exceeded that of our Core buying, finishing at 55% of total portfolio purchasing for the year and during 2010 this percentage increased to 59%. This occurred as severe dislocations in the financial markets, coupled with legislative uncertainty, caused pricing in the bankruptcy market to decline substantially, thereby driving our strategy to make advantageous bankruptcy portfolio acquisitions during this period. For the year ended 2011, bankruptcy buying represented 48% of our total portfolio purchasing.

In order to collect our Core portfolios, we generally need to employ relatively higher amounts of labor and incur additional collection costs to generate each dollar of cash collections as compared with bankruptcy portfolios. In order to achieve acceptable levels of net return on investment (after direct expenses), we are generally targeting a total cash collections to purchase price multiple in the 2.25-3.0x range. On the other hand, bankrupt accounts generate the majority of cash collections through the efforts of the U.S. bankruptcy courts. In this process, cash is remitted to our Company with no corresponding cost other than the cost of filing claims at the time of purchase and general administrative costs for monitoring the progress of each account through the bankruptcy process. As a result, overall collection costs are much lower for us when liquidating a pool of bankrupt accounts as compared to a pool of Core accounts, but conversely the price we pay for bankrupt portfolios is generally higher than Core portfolios. We generally target similar returns on investment (measured after direct expenses) for bankrupt and Core portfolios at any given point in the market cycles. However, because of the lower related collection costs, we can pay more for bankrupt portfolios, which causes the estimated total cash collections to purchase price multiples of bankrupt pools to be in the 1.4-2.0x range, generally. In summary, compared to a pool of Core accounts, to the extent both pools had identical targeted returns on investment (measured after direct expenses), the bankrupt pool would be expected to generate less revenue, a lower yield, less direct expenses, similar operating income, and a higher operating margin.

In addition, collections on younger, newly filed bankrupt accounts tend to be of a lower magnitude in the earlier months when compared to Core charge-off accounts. This lower level of early period collections is due to the fact that we primarily purchase portfolios of accounts that represent unsecured claims in bankruptcy, and these unsecured claims are scheduled to begin paying out after payment of the secured and priority claims. As a result of the administrative processes regarding payout priorities within the court-administered bankruptcy plans, unsecured creditors do not generally begin receiving meaningful collections on unsecured claims until 12 to 18 months after the bankruptcy filing date. Therefore, to the extent that we purchase portfolios with more recent bankruptcy filing dates, as we did to a significant extent commencing in 2009, we would expect to experience a delay in cash collections compared with Core charged-off portfolios.

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

The following tables, which exclude any proceeds from cash sales of finance receivables, demonstrate our ability to realize significant multi-year cash collection streams on our owned portfolios.

Cash Collections By Year, By Year of Purchase—Entire Portfolio

($ in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
1996	$3,080	$7,295	$730	$496	$398	$285	$210	$237	$102	$83	$78	$68	$100	$10,082
1997	7,685	15,138	2,630	1,829	1,324	1,022	860	597	437	346	215	216	187	24,801
1998	11,089	16,981	5,152	3,948	2,797	2,200	1,811	1,415	882	616	397	382	332	36,913
1999	18,898	18,207	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	1,328	1,139	997	67,470
2000	25,020	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	3,198	2,782	2,554	112,927
2001	33,481	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	5,299	4,422	3,791	164,973
2002	42,325	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	6,375	5,844	190,261
2003	61,448	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	10,422	8,945	252,397
2004	59,177	—	—	—	—	18,019	46,475	40,424	30,750	19,339	13,677	9,944	8,522	187,150
2005	143,169	—	—	—	—	—	18,968	75,145	69,862	49,576	33,366	23,733	17,234	287,884
2006	107,696	—	—	—	—	—	—	22,971	53,192	40,560	29,749	22,494	18,190	187,156
2007	258,382	—	—	—	—	—	—	—	42,263	115,011	94,805	83,059	67,088	402,226
2008	275,154	—	—	—	—	—	—	—	—	61,277	107,974	100,337	89,344	358,932
2009	281,436	—	—	—	—	—	—	—	—	—	57,338	177,407	187,119	421,864
2010	358,185	—	—	—	—	—	—	—	—	—	—	86,562	218,053	304,615
2011	402,803	—	—	—	—	—	—	—	—	—	—	—	77,190	77,190

Total	$2,089,028	$64,515	$53,148	$79,253	$117,052	$153,404	$191,376	$236,393	$262,166	$326,699	$368,003	$529,342	$705,490	$3,086,841

Cash Collections By Year, By Year of Purchase – Purchased Bankruptcy Portfolio

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
($ in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
2004	$7,468	$—	$—	$—	$—	$743	$4,554	$3,956	$2,777	$1,455	$496	$164	$149	$14,294
2005	29,301	—	—	—	—	—	3,777	15,500	11,934	6,845	3,318	1,382	466	43,222
2006	17,645	—	—	—	—	—	—	5,608	9,455	6,522	4,398	2,972	1,526	30,481
2007	78,547	—	—	—	—	—	—	—	2,850	27,972	25,630	22,829	16,093	95,374
2008	108,609	—	—	—	—	—	—	—	—	14,024	35,894	37,974	35,690	123,582
2009	156,057	—	—	—	—	—	—	—	—	—	16,635	81,780	102,780	201,195
2010	209,246	—	—	—	—	—	—	—	—	—	—	39,486	104,499	143,985
2011	189,027	—	—	—	—	—	—	—	—	—	—	—	15,218	15,218

Total	$795,900	$—	$—	$—	$—	$743	$8,331	$25,064	$27,016	$56,818	$86,371	$186,587	$276,421	$667,351

Cash Collections By Year, By Year of Purchase—Core Portfolio

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
($ in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
1996	$3,080	$7,295	$730	$496	$398	$285	$210	$237	$102	$83	$78	$68	$100	$10,082
1997	7,685	15,138	2,630	1,829	1,324	1,022	860	597	437	346	215	216	187	24,801
1998	11,089	16,981	5,152	3,948	2,797	2,200	1,811	1,415	882	616	397	382	332	36,913
1999	18,898	18,207	12,090	9,598	7,336	5,615	4,352	3,032	2,243	1,533	1,328	1,139	997	67,470
2000	25,020	6,894	19,498	19,478	16,628	14,098	10,924	8,067	5,202	3,604	3,198	2,782	2,554	112,927
2001	33,481	—	13,048	28,831	28,003	26,717	22,639	16,048	10,011	6,164	5,299	4,422	3,791	164,973
2002	42,325	—	—	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	6,375	5,844	190,261
2003	61,448	—	—	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	10,422	8,945	252,397
2004	51,709	—	—	—	—	17,276	41,921	36,468	27,973	17,884	13,181	9,780	8,373	172,856
2005	113,868	—	—	—	—	—	15,191	59,645	57,928	42,731	30,048	22,351	16,768	244,662
2006	90,051	—	—	—	—	—	—	17,363	43,737	34,038	25,351	19,522	16,664	156,675
2007	179,835	—	—	—	—	—	—	—	39,413	87,039	69,175	60,230	50,995	306,852
2008	166,545	—	—	—	—	—	—	—	—	47,253	72,080	62,363	53,654	235,350
2009	125,379	—	—	—	—	—	—	—	—	—	40,703	95,627	84,339	220,669
2010	148,939	—	—	—	—	—	—	—	—	—	—	47,076	113,554	160,630
2011	213,776	—	—	—	—	—	—	—	—	—	—	—	61,972	61,972

Total	$1,293,128	$64,515	$53,148	$79,253	$117,052	$152,661	$183,045	$211,329	$235,150	$269,881	$281,632	$342,755	$429,069	$2,419,490

When we acquire a new pool of finance receivables, our estimates typically result in a 60—96 month projection of cash collections, depending on the type of finance receivables acquired. The following chart shows our historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase, adjusted for buybacks, for the last ten years.

Primarily as a result of the downturn in the economy, the decline in the availability of consumer credit, our efforts to help customers establish reasonable payment plans, and improvements in our collections capabilities which have allowed us to profitably collect on accounts with lower balances or lower quality, the average payment size has decreased over the past several years. However, due to improved scoring and segmentation, together with enhanced productivity, we have been able to realize increased amounts of cash collections by generating enough incremental payments to overcome the decrease in payment size.

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

The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q42011	Q32011	Q22011	Q12011	Q42010	Q32010	Q22010	Q12010
Call Center & Other Collections	$61,227	$63,967	$64,566	$67,377	$53,775	$51,711	$54,477	$56,987
External Legal Collections	26,316	27,245	27,329	25,378	21,446	20,217	18,819	18,276
Internal Legal Collections	17,615	16,444	16,007	15,598	12,841	12,130	11,362	10,714
Purchased Bankruptcy Collections	75,166	74,512	68,379	58,364	56,301	53,319	43,748	33,219

Total Cash Collections	$180,324	$182,168	$176,281	$166,717	$144,363	$137,377	$128,406	$119,196

Rollforward of Net Finance Receivables

The following table shows the changes in finance receivables, net, including the amounts paid to acquire new portfolios for the years ended December 31, (amounts in thousands).

	2011	2010	2009
Balance at beginning of year	$831,330	$693,462	$563,830
Acquisitions of finance receivables (1)	398,999	357,530	282,023
Cash collections applied to principal on finance receivables (2)	(303,595)	(219,662)	(152,391)

Balance at end of year	$926,734	$831,330	$693,462

Estimated Remaining Collections (“ERC”) (3)	$1,953,348	$1,723,518	$1,415,446

(1)	Acquisitions of finance receivables is net of buybacks and includes certain capitalized acquisition related costs.
(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net of allowance charges.
(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios.

Owned Portfolio Personnel Performance:

We measure the productivity of each collector each month, breaking results into groups of similarly tenured collectors. The following tables display various productivity measures that we track for the periods indicated.

Number of Collectors by Tenure

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	One year + (1)
	2006	2007	2008	2009	2010	2011
Q1	331	340	314	488	690	830
Q2	342	360	348	587	711	860
Q3	324	397	410	604	742	877
Q4	340	327	452	638	771	867

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Less than one year (2)
	2006	2007	2008	2009	2010	2011
Q1	360	435	688	621	686	644
Q2	372	481	744	612	681	671
Q3	402	475	631	585	642	600
Q4	375	553	739	676	731	828

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Total (2)
	2006	2007	2008	2009	2010	2011
Q1	691	775	1,002	1,109	1,376	1,474
Q2	714	841	1,092	1,199	1,392	1,531
Q3	726	872	1,041	1,189	1,384	1,477
Q4	715	880	1,191	1,314	1,502	1,695

(1)	Calculated based on actual employees (collectors) with one year of service or more.
(2)	Calculated using total hours worked by all collectors, including those in training, to produce a full time equivalent “FTE.”

The tables below contain our collector productivity metrics as defined by calendar quarter for the periods indicated.

Cash Collections per Hour Paid

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Core cash collections (1)
	2006	2007	2008	2009	2010	2011
Q1	$141	$141	$116	$120	$135	$162
Q2	$132	$129	$115	$114	$127	$154
Q3	$129	$120	$110	$111	$127	$152
Q4	$127	$107	$98	$109	$129	$137

	Total cash collections (2)
	2006	2007	2008	2009	2010	2011
Q1	$152	$156	$133	$147	$182	$241
Q2	$146	$142	$136	$143	$188	$243
Q3	$145	$131	$134	$144	$200	$249
Q4	$142	$119	$123	$148	$204	$228

	Non-legal cash collections (3)
	2006	2007	2008	2009	2010	2011
Q1	$106	$108	$96	$118	$154	$204
Q2	$99	$96	$99	$116	$160	$205
Q3	$98	$88	$99	$119	$170	$212
Q4	$94	$80	$94	$123	$174	$194

	Non-legal/non-bankruptcy cash collections (4)
	2006	2007	2008	2009	2010	2011
Q1	$95	$92	$79	$90	$106	$125
Q2	$85	$83	$78	$87	$100	$116
Q3	$82	$76	$76	$87	$97	$115
Q4	$80	$68	$69	$84	$98	$103

(1)	Represents total cash collections less purchased bankruptcy cash collections from trustee-administered accounts. This metric does include cash collections from purchased bankruptcy accounts administered by the Core call center collection floor as well as cash collections generated by our internal staff of legal collectors. In addition, this calculation does not include hours paid to our internal staff of legal collectors or to employees processing the bankruptcy-required notifications to trustees.
(2)	Represents total cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to collectors (including those in training).
(3)	Represents total cash collections less external legal cash collections. This metric does include internal legal collections and all bankruptcy collections and excludes any hours associated with either of those functions.
(4)	Represents total cash collections less external legal cash collections and less purchased bankruptcy cash collections from trustee-administered accounts. This metric does not include any labor hours associated with the bankruptcy or legal (internal or external) functions but does include internally-driven cash collections from the internal legal channel.

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

As of December 31, 2011, cash and cash equivalents totaled $26.7 million, as compared to $41.1 million at December 31, 2010. Total debt outstanding on our $407.5 million line of credit was $220.0 million as of December 31, 2011, which represents availability of $187.5 million (subject to the borrowing base and applicable debt covenants).

We have in place forward flow commitments for the purchase of defaulted consumer receivables over the next 12 months of approximately $280.8 million as of December 31, 2011. Additionally we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements. We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit agreement will be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and a material amount of additional portfolio purchasing in excess of the currently committed flow amounts during the next twelve months.

We are cognizant of the market fundamentals in the debt purchase and company acquisition market which, because of significant supply and tight capital availability, could cause increased buying opportunities to arise. Accordingly, we filed a $150 million shelf registration during the third quarter of 2009. We issued $75.5 million of equity securities under that registration statement during February 2010 in order to take advantage of market opportunities while retaining the ability to issue up to an additional $74.5 million of equity or debt securities under the shelf registration statement in the future. The outcome of any future transaction is subject to market conditions. In addition, we closed on a new and expanded syndicated loan during the fourth quarter of 2010. The new credit agreement increased our credit availability to $407.5 million. Refer to the “Borrowings” section below for additional information on the line of credit.

With the acquisition of a controlling interest in CCB, we have the right to call (purchase) the noncontrolling interest through February 2015. In addition, the noncontrolling interest has the right to put the remainder of the shares to us beginning in March 2012 and ending February 2018. The total maximum amount we would have to pay for the noncontrolling interest in CCB under any circumstances is $22.8 million.

We file income tax returns using the cost recovery method for tax revenue recognition as it relates to our debt purchasing business. We were notified on June 21, 2007 that we were being examined by the IRS for the 2005 tax year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. On April 22, 2009, we filed a formal protest of the findings contained in the examination report prepared by the IRS. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005. We subsequently filed a petition in United States Tax Court. We believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary for these tax positions. If we are unsuccessful in tax court, we can appeal to the federal Circuit Court of Appeals. If judicial appeals prove unsuccessful, we may ultimately be required to pay the related deferred taxes, any potential interest, and penalties, possibly requiring additional financing from other sources. In accordance with the Internal Revenue Code, underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points. An additional two percentage points applies to large corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code. We file taxes in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. The deferred tax liability related to revenue recognition on our debt purchasing business is $195.3 million at December 31, 2011. On June 30, 2011, we were notified by the IRS that the audit period was expanded to include the tax years ended December 31, 2009 and 2008.

Cash generated from operations is dependent upon our ability to collect on our finance receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our future cash flows.

On February 2, 2012, the Board of Directors of PRA authorized a share repurchase program of up to $100 million of our outstanding shares of Common Stock. The program will be administered by a special committee of PRA’s Board of Directors. Repurchases would depend on prevailing market conditions and other factors. The repurchase program may be suspended or discontinued at any time.

Our operating activities provided cash of $173.0 million, $143.6 million and $85.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period. The increase was due mainly to an increase in net income to $101.1 million for the year ended December 31, 2011, from $73.9 million for the year ended December 31, 2010 and $44.3 million for the year ended December 31, 2009 as well as net changes in other accounts related to our operating activities.

Our investing activities used cash of $104.8 million, $170.5 million and $134.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of finance receivables, purchases of property and equipment and business acquisitions. The majority of the decrease was due to net cash payments for corporate acquisitions totaling $1.0 million for the year ended December 31, 2011 compared to $23.0 million for the year ended December 31, 2010 and $0 for the year ended December 31, 2009 as well as an increase in acquisitions of finance receivables to $399.0 million for the year ended December 31, 2011 from $357.5 million for the year ended December 31, 2010 and $282.0 million for the year ended December 31, 2009. This increase was offset by an increase in collections applied to principal on finance receivables to $303.6 million for the year ended December 31, 2011 from $219.7 million for the year ended December 31, 2010 and $152.4 million for the year ended December 31, 2009.

Our financing activities used cash of $82.7 million and provided cash of $47.8 million and $55.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Cash used in financing activities is primarily driven by payments on our line of credit and principal payments on long-term debt. Cash is provided primarily by draws on our line of credit and proceeds from stock offerings. The majority of the change was due to a decrease in the net borrowings on our line of credit. We had net repayments on our line of credit of $80.0 million and $19.3 million for the years ended December 31, 2011 and 2010, respectively, as compared to a net draw $51.0 million for the year ended December 31, 2009.

Cash paid for interest was $10.3 million, $9.4 million and $8.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The majority of interest was paid on our lines of credit and other long-term debt. The increase from the year ended December 31, 2010 as compared to the year ended December 31, 2011 was mainly due to an increase in our weighted average interest rate which increased to 3.71% for the year ended December 31, 2011 from 2.46% for the year ended December 31, 2010, offset by an decrease in our average variable rate borrowings to $213.2 million for the year ended December 31, 2011 compared to $244.2 million for the year ended December 31, 2010. The increase from the year ended December 31, 2009 as compared to the year ended December 31, 2010 was mainly due to an increase in our average borrowings which increased to $244.2 million for the year ended December 31, 2010 from $234.9 million for the year ended December 31, 2009, and the cost to terminate our interest rate swap, which was partially offset by an decrease in our weighted average interest rate from 2.46% for the year ended December 31, 2010 compared to 2.62% for the year ended December 31, 2009.

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

•

consolidated Tangible Net Worth (as defined in the Credit Agreement) must equal or exceed $309,452,000 plus 50% of cumulative positive consolidated net income for each fiscal quarter beginning with the quarter ended December 31, 2010, plus 50% of the cumulative net proceeds of any equity offering;

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

At December 31, 2011, our borrowings under our revolving credit facility consisted of 30-day Eurodollar rate loans and base rate loans with a weighted average annual interest rate equal to 3.16%.

We had $220.0 million and $300.0 million of borrowings outstanding on our credit facility as of December 31, 2011 and December 31, 2010, respectively, of which $50 million was part of the non-revolving fixed rate loan at both dates.

We were in compliance with all covenants of our credit facility as of December 31, 2011 and 2010.

Stockholders’ Equity

Stockholders’ equity was $595.5 at December 31, 2011 and $490.5 million at December 31, 2010. The increase was attributable primarily to $100.8 million in net income attributable to PRA.

Contractual Obligations

Our contractual obligations as of December 31, 2011 were as follows (amounts in thousands):

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$24,345	$4,559	$8,683	$6,895	$4,208
Line of Credit (1)	245,181	9,074	236,107	—	—
Long-term Debt	1,228	675	553	—	—
Purchase Commitments (2) (3)	308,632	293,432	15,200	—	—
Employment Agreements	22,658	10,464	11,953	241	—

Total	$602,044	$318,204	$272,496	$7,136	$4,208

(1)	To the extent that a balance is outstanding on our line of credit, the revolving portion ($170.0 million) would be due in December 2014 and the non-revolving fixed rate sub-limit portion ($50.0 million) would be due in May 2012. Upon maturity of the fixed rate portion, the revolving credit facility will be automatically increased by $50 million. Therefore, for purposes of this table and the related interest calculations, the assumed maturity of the fixed rate sublimit is the same as the existing revolving portion or December 2014. This amount also includes estimated interest and unused line fees due on the line of credit for both the fixed rate and variable rate components. This estimate also assumes that the balance on the line of credit remains constant from the December 31, 2011 balance of $220.0 million and the balance is paid in full at its respective maturity.
(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $280.8 million.
(3)	This amount includes the maximum remaining purchase price of $22.8 million to be paid to acquire the noncontrolling interest in CCB.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of December 31, 2011 as defined by Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other” (Topic 350): “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A).” ASU 2010-28 modifies Step 1 of the goodwill impairment test under ASC Topic 350 for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, including the examples provided in ASC paragraph 350-20-35-30, in determining whether an interim goodwill impairment test between annual test dates is necessary. ASU 2010-28 allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We adopted ASU 2010-28 on January 1, 2011 which had no material effect on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments in ASU 2011-04 generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The provisions of ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. We do not expect ASU 2011-04 to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income” (Topic 220) to amend its accounting guidance on the presentation of other comprehensive income (“OCI”) in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in shareholders equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating which option we will utilize to present comprehensive income, neither of which is expected to have a material effect on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other” (Topic 350): “Testing Goodwill for Impairment” to amend the accounting guidance on goodwill impairment testing. The amended guidance reduces the complexity and costs of goodwill impairment testing by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amended guidance also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect ASU 2011-08 to have a material effect on our consolidated financial statements.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following critical accounting policies are a subset of our significant accounting policies described in Note 1 to the consolidated financial statements. These critical accounting policies affect significant areas of our financial statements and involve judgment and estimates. If these estimates differ significantly from actual results, the impact on our consolidated financial statements may be material.

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

Revenue Recognition

Finance Receivables:

We acquire portfolios of accounts that have experienced deterioration of credit quality between origination and PRA’s acquisition of the accounts. The amount paid for any portfolio reflects our determination that it is probable we will be unable to collect all amounts due according to an account’s contractual terms. At acquisition, we review the accounts to determine whether there is evidence of deterioration of credit quality since origination, and if it is probable that we will be unable to collect all amounts due according to the loan’s contractual terms. If both conditions exist, we then determine whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows (expected at acquisition) for each acquired portfolio based on our proprietary acquisition models, and subsequently aggregate portfolios of accounts into pools. We determine the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the pool’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the estimated remaining life of the pool (accretable yield).

We account for our investment in finance receivables under the guidance of ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). We acquire portfolios of accounts that have experienced deterioration of credit quality between origination and our acquisition of the accounts. The amount paid for a portfolio reflects our determination that it is probable we will be unable to collect all amounts due according to an account’s contractual terms. At acquisition, we review the accounts to determine whether there is evidence of deterioration of credit quality since origination, and if it is probable that we will be unable to collect all amounts due according to the loan’s contractual terms. If both conditions exist, we then determine whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows (expected at acquisition) for each acquired portfolio based on our proprietary models, and we subsequently aggregate portfolios of accounts into pools. We determine the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the account’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining estimated life of the account or pool (accretable yield).

Under ASC 310-30 static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows, based on our estimates derived from our proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30, utilizing the interest method, initially freezes the yield, estimated when the accounts are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a pool’s remaining life. Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. Income on finance receivables is accrued quarterly based on each static pool’s effective yield. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as principal amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, we do not record accretion in the first six to twelve months of the estimated life of the pool; accordingly, we utilize either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Additionally, we use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These cost recovery pools are not aggregated with other pools. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the pool, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above.

We establish valuation allowances for all acquired accounts subject to ASC 310-30 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts.

We implement the accounting for income recognized on finance receivables under ASC 310-30 as follows. We create each accounting pool using our projections of estimated cash flows and expected economic life. We then compute the effective yield that fully amortizes the pool to the end of its expected economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, we balance those results to the data contained in our proprietary models to ensure accuracy, then review each pool watching for trends, actual performance versus projections and curve shape (a graphical depiction of the timing of cash flows), sometimes re-forecasting future cash flows utilizing our statistical models. The review process is primarily performed by our finance staff; however, our operational and statistical staffs may also be involved depending upon actual cash flow results achieved. To the extent there is overperformance, we will either increase the yield or release the allowance and consider increasing future cash projections, if persuasive evidence indicates that the overperformance is considered to be a significant betterment. If the overperformance is considered more of an acceleration of cash flows (a timing difference), we will adjust estimated future cash flows downward which effectively extends the amortization period, or take no action at all if the amortization period is reasonable and falls within the pools’ expected economic life. In either case, yield may or may not be increased due to the time value of money (accelerated cash collections). To the extent there is underperformance, we will record an allowance if the underperformance is significant and will also consider revising estimated future cash flows based on current period information, or take no action if the pool’s amortization period is reasonable and falls within the currently projected economic life.

Fee Income:

We utilize the provisions of ASC Topic 605-45, “Principal Agent Considerations” (“ASC 605-45”), to account for fee income revenue from our fee-for-service subsidiaries. ASC 605-45 requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes an assessment of who retains inventory/credit risk, controls vendor selection, establishes pricing and remains the primary obligor on the transaction. Each of these factors was considered to determine the correct method of recognizing revenue from our subsidiaries.

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

Our government processing and collection business’ primary source of income is derived from servicing taxing authorities in several different ways: processing all of their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings or fee-for-service transactions. When an audit is conducted, there are two components. The first component is a billing for the hours incurred to conduct the audit. This billing is marked up from the actual costs incurred. The gross billing is a component of the line item “Fee income” and the expense is included in the line item “Compensation and employee services.” The second component is expenses incurred while conducting the audit. Most jurisdictions will reimburse us for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item “Fee income” and the expense component is included in its appropriate expense category, generally, “Other operating expenses.”

Our claims administration and payment processing business utilizes net reporting under ASC 605-45. We generate revenue by filing claims with the class action claims administrator on behalf of our clients and receiving the related settlement payment. Under SEC Staff Accounting Bulletin 104 (“SAB 104”), we have determined that our fee is not earned until we have received the settlement funds. When a payment is received from the claims administrator for settlement of a lawsuit, the fee is recorded on a net basis as revenue and included in the line item “Fee income.” The balance of the received amounts is recorded as a liability and included in the line item “Accounts payable.”

Valuation of Acquired Intangibles and Goodwill

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”), we amortize intangible assets over their estimated useful lives. Goodwill, pursuant to ASC 350, is not amortized but rather is reviewed for impairment annually or earlier if indicators of potential impairment exist. The review of goodwill for potential impairment is highly subjective and requires that: (1) goodwill is allocated to various reporting units of our business to which it relates; and (2) we estimate the fair value of those reporting units to which the goodwill relates and then determine the book value of those reporting units. If the estimated fair value of reporting units with allocated goodwill is determined to be less than their book value, we are required to estimate the fair value of all identifiable assets and liabilities of those reporting units in a manner similar to a purchase price allocation for an acquired business. This requires independent valuation of certain unrecognized assets. Once this process is complete, the amount of goodwill impairment, if any, can be determined.

Income Taxes

We follow the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. Accordingly, we record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense.

We utilize the cost recovery method of income recognition for tax purposes. We believe cost recovery to be an acceptable method for companies in the bad debt purchasing industry, as under the cost recovery method, for tax purposes, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any income is recognized.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk with our variable rate credit line. We assess this interest rate risk by estimating the increase in interest expense that would occur due to an increase in short-term interest rates. The average borrowings on our variable rate credit line were $213.2 million and $244.2 million for the years ended December 31, 2011 and 2010, respectively. Assuming a 200 basis point increase in interest rates, for example, interest expense would have increased by $4.3 million and $5.0 million for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, we had $170.0 million and $250.0 million, respectively, of variable rate debt outstanding on our credit lines. We do not have any other variable rate debt outstanding as of December 31, 2011. We had no interest rate hedging programs in place at December 31, 2011 or December 31, 2010. Significant increases in future interest rates on the variable rate credit line could lead to a material decrease in future earnings assuming all other factors remained constant.

Currency Exchange Risk

In the first quarter of 2012, we acquired MHH, a United Kingdom debt collection and purchase group. MHH conducts business in British pounds, but we report our financial results in U.S. dollars. Therefore, as a result of the MHH acquisition, we will face exposure to fluctuations in currency exchange rates. Significant fluctuations in exchange rates between the U.S. dollar and the British pound may adversely affect our net income. We may or may not implement a hedging program related to currency exchange rate fluctuations.

Item 8.	Financial Statements and Supplementary Data.

See Item 6 for quarterly consolidated financial statements for 2011 and 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Portfolio Recovery Associates, Inc.:

We have audited the accompanying consolidated balance sheets of Portfolio Recovery Associates, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated income statements, and statements of changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portfolio Recovery Associates, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Portfolio Recovery Associates, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of Portfolio Recovery Associates, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Norfolk, Virginia

February 28, 2012

Portfolio Recovery Associates, Inc.

Consolidated Balance Sheets

December 31, 2011 and 2010

(Amounts in thousands, except per share amounts)

	2011	2010
Assets
Cash and cash equivalents	$26,697	$41,094
Finance receivables, net	926,734	831,330
Accounts receivable, net	7,862	8,932
Income taxes receivable	—	2,363
Property and equipment, net	25,727	24,270
Goodwill	61,678	61,678
Intangible assets, net	14,596	18,466
Other assets	7,829	7,775

Total assets	$1,071,123	$995,908

Liabilities and Equity
Liabilities:
Accounts payable	$7,439	$3,227
Accrued expenses and other liabilities	6,076	4,904
Income taxes payable	13,109	—
Accrued payroll and bonuses	16,036	15,445
Net deferred tax liability	193,898	164,971
Line of credit	220,000	300,000
Long-term debt	1,246	2,396

Total liabilities	457,804	490,943

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	17,831	14,449

Stockholders' equity:
Preferred stock, par value $0.01, authorized shares, 2,000,issued and outstanding shares—0	—	—
Common stock, par value $0.01, 60,000 authorized shares, 17,134 issued and outstanding shares at December 31, 2011, and 30,000 authorized shares, 17,064 issued and outstanding shares at December 31, 2010	171	171
Additional paid-in capital	167,719	163,538
Retained earnings	427,598	326,807

Total stockholders' equity	595,488	490,516

Total liabilities and equity	$1,071,123	$995,908

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.

Consolidated Income Statements

For the years ended December 31, 2011, 2010 and 2009

(Amounts in thousands, except per share amounts)

	2011	2010	2009
Revenues:
Income recognized on finance receivables, net	$401,895	$309,680	$215,612
Fee income	57,040	63,026	65,479

Total revenues	458,935	372,706	281,091
Operating expenses:
Compensation and employee services	138,202	124,077	106,388
Legal collection fees	23,621	17,599	14,872
Legal collection costs	38,659	31,330	16,462
Agent fees	7,653	12,012	15,644
Outside fees and services	19,310	12,554	9,570
Communications	23,372	17,226	14,773
Rent and occupancy	5,891	5,313	4,761
Depreciation and amortization	12,943	12,437	9,213
Other operating expenses	12,416	10,296	8,799

Total operating expenses	282,067	242,844	200,482
Gain on sale of property	1,157	—	—

Income from operations	178,025	129,862	80,609
Other income and (expense):
Interest income	7	65	3
Interest expense	(10,569)	(9,052)	(7,909)

Income before income taxes	167,463	120,875	72,703
Provision for income taxes	66,319	47,004	28,397

Net income	$101,144	$73,871	$44,306
Less net income attributable to redeemable noncontrolling interest	(353)	(417)	—

Net income attributable to Portfolio Recovery Associates, Inc.	$100,791	$73,454	$44,306

Net income per common share attributable to Portfolio Recovery Associates, Inc:
Basic	$5.89	$4.37	$2.87
Diluted	$5.85	$4.35	$2.87
Weighted average number of shares outstanding:
Basic	17,110	16,820	15,420
Diluted	17,230	16,885	15,454

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

For the years ended December 31, 2011, 2010 and 2009

(Amounts in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2008	15,286	$153	$74,574	$209,047	$89	$283,863

Net income	—	—	—	44,306	—	44,306
Net unrealized change in:
Interest rate swap derivative, net of tax	—	—	—	—	(517)	(517)

Comprehensive income						43,789

Exercise of stock options and vesting of nonvested shares	198	2	1,913	—	—	1,915
Issuance of common stock for acquisition	30	—	1,170	—	—	1,170
Amortization of share-based compensation	—	—	3,820	—	—	3,820
Income tax benefit from share-based compensation	—	—	923	—	—	923

Balance at December 31, 2009	15,514	$155	$82,400	$253,353	$(428)	$335,480

Net income attributable to Portfolio Recovery Associates, Inc.	—	—	—	73,454	—	73,454
Net unrealized change in:
Interest rate swap derivative, net of tax	—	—	—	—	428	428

Comprehensive income						73,882

Exercise of stock options and vesting of nonvested shares	38	2	55	—	—	57
Proceeds from stock offering, net of offering costs	1,438	14	71,674	—	—	71,688
Amortization of share-based compensation	—	—	4,203	—	—	4,203
Income tax benefit from share-based compensation	—	—	256	—	—	256
Issuance of common stock for acquisition	74	—	4,950	—	—	4,950

Balance at December 31, 2010	17,064	$171	$163,538	$326,807	$—	$490,516

Net income attributable to Portfolio Recovery Associates, Inc.	—	—	—	100,791	—	100,791
Exercise of stock options and vesting of nonvested shares	70	—	150	—	—	150
Amortization of share-based compensation	—	—	7,759	—	—	7,759
Income tax benefit from share-based compensation	—	—	641	—	—	641
Employee stock relinquished for payment of taxes	—	—	(257)	—	—	(257)
Adjustment of the noncontrolling interest measurement amount	—	—	(4,112)	—	—	(4,112)

Balance at December 31, 2011	17,134	$171	$167,719	$427,598	$—	$595,488

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2011, 2010 and 2009

(Amounts in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$101,144	$73,871	$44,306
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	7,759	4,203	3,820
Depreciation and amortization	12,943	12,437	9,213
Deferred tax expense	28,927	47,493	28,927
Gain on sale of property	(1,157)	—	—
Changes in operating assets and liabilities:
Other assets	(54)	1,204	(1,862)
Accounts receivable	1,070	237	(891)
Accounts payable	4,212	(881)	670
Income taxes	15,472	2,097	(873)
Accrued expenses	2,118	(892)	192
Accrued payroll and bonuses	591	3,812	1,783

Net cash provided by operating activities	173,025	143,581	85,285

Cash flows from investing activities:
Purchases of property and equipment	(9,634)	(9,546)	(4,521)
Proceeds from sale of property	1,267	—	—
Acquisition of finance receivables, net of buybacks	(398,999)	(357,530)	(282,023)
Collections applied to principal on finance receivables	303,595	219,662	152,391
Business acquisitions, net of cash acquired	(985)	(23,000)	—
Contingent payment made for business acquisition	—	(117)	(100)

Net cash used in investing activities	(104,756)	(170,531)	(134,253)

Cash flows from financing activities:
Proceeds from exercise of options	150	57	1,915
Income tax benefit from share-based compensation	641	256	923
Payment of liability-classified contingent consideration	—	(2,000)	—
Proceeds from line of credit	32,000	177,500	123,500
Principal payments on line of credit	(112,000)	(196,800)	(72,500)
Payments of line of credit origination costs and fees	—	(3,819)	—
Proceeds from stock offering, net of offering costs	—	71,688	—
Distributions paid to noncontrolling interest	(2,307)	—	—
Proceeds from long-term debt	—	1,569	2,036
Principal payments on long-term debt	(1,150)	(672)	(537)
Principal payments on capital lease obligations	—	—	(5)

Net cash (used in)/provided by financing activities	(82,666)	47,779	55,332

Net (decrease)/increase in cash and cash equivalents	(14,397)	20,829	6,364

Cash and cash equivalents, beginning of year	41,094	20,265	13,901

Cash and cash equivalents, end of year	$26,697	$41,094	$20,265

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,280	$9,398	$8,004
Cash paid for income taxes	23,641	107	365
Noncash investing and financing activities:
Adjustment of the noncontrolling interest measurement amount	$(4,112)	$—	$—
Common stock issued for acquisition	—	4,950	1,170
Net unrealized change in fair value of derivative instrument	—	701	(790)
Distributions payable relating to noncontrolling interest	67	1,291	—
Employee stock relinquished for payment of taxes	(257)	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

Nature of operations: Portfolio Recovery Associates, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) are a specialized financial and business service company. The Company’s primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. The Company also provides fee-based services, including vehicle location, skip tracing and collateral recovery services for auto lenders, governments and law enforcement via PRA Location Services, LLC (“PLS”), revenue administration, audit and debt discovery/recovery services for local governmental entities through PRA Government Services, LLC and MuniServices, LLC (collectively “PRA GS”) and class action claims recovery services and related payment processing via Claims Compensation Bureau, LLC (“CCB”).

Basis of presentation: The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles and include the accounts of all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting” (“ASC 280”), the Company has determined that it has several operating segments that meet the aggregation criteria of ASC 280, and therefore, it has one reportable segment, accounts receivable management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.

Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are funds held on the behalf of others arising from the collection of accounts placed with the Company. The balance of the funds held on behalf of others was $1.5 million at both December 31, 2011 and 2010. There is an offsetting liability that is included in “Accounts payable” on the accompanying consolidated balance sheets.

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

Finance receivables and income recognition: The Company acquires portfolios of accounts that have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts. The amount paid for any portfolio reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to an account’s contractual terms. At acquisition, the Company reviews the accounts to determine whether there is evidence of deterioration of credit quality since origination, and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. If both conditions exist, the Company then determines whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows (expected at acquisition) for each acquired portfolio based on the Company’s proprietary acquisition models, and subsequently aggregates portfolios of accounts into pools. The Company determines the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the pool’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the estimated remaining life of the pool (accretable yield).

The Company accounts for its investment in finance receivables under the guidance of ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). The Company acquires portfolios of accounts that have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts. The amount paid for a portfolio reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to an account’s contractual terms. At acquisition, the Company reviews the accounts to determine whether there is evidence of deterioration of credit quality since origination, and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. If both conditions exist, the Company then determines whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. The Company considers expected prepayments and estimates the amount and timing of

Portfolio Recovery Associates, Inc.

Notes to Consolidated Financial Statements

undiscounted expected principal, interest and other cash flows (expected at acquisition) for each acquired portfolio based on the Company’s proprietary models, and the Company subsequently aggregates portfolios of accounts into pools. The Company determines the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the account’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining estimated life of the account or pool (accretable yield).

Under ASC 310-30 static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows, based on the Company’s estimates derived from its proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30, utilizing the interest method, initially freezes the yield, estimated when the accounts are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a pool’s remaining life. Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. Income on finance receivables is accrued quarterly based on each static pool’s effective yield. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as principal amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, the Company does not record accretion in the first six to twelve months of the estimated life of the pool; accordingly, the Company utilizes either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These cost recovery pools are not aggregated with other pools. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the pool, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At December 31, 2011 and 2010, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $7.4 million and $1.6 million, respectively.

The Company establishes valuation allowances for all acquired accounts subject to ASC 310-30 to reflect only those losses incurred after acquisition (that is, the present value of cash flows initially expected at acquisition that are no longer expected to be collected). Valuation allowances are established only subsequent to acquisition of the accounts.

The Company implements the accounting for income recognized on finance receivables under ASC 310-30 as follows. The Company creates each accounting pool using its projections of estimated cash flows and expected economic life. The Company then computes the effective yield that fully amortizes the pool to the end of its expected economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, the Company balances those results to the data contained in its proprietary models to ensure accuracy, then reviews each pool watching for trends, actual performance versus projections and curve shape (a graphical depiction of the timing of cash flows), sometimes re-forecasting future cash flows utilizing the Company’s statistical models. The review process is primarily performed by the Company’s finance staff; however, the Company’s operational and statistical staffs may also be involved depending upon actual cash flow results achieved. To the extent there is overperformance, the Company will either increase the yield or release the allowance and consider increasing future cash projections, if persuasive evidence indicates that the overperformance is considered to be a significant betterment. If the overperformance is considered more of an acceleration of cash flows (a timing

Portfolio Recovery Associates, Inc.

Notes to Consolidated Financial Statements

difference), the Company will adjust estimated future cash flows downward which effectively extends the amortization period, or take no action at all if the amortization period is reasonable and falls within the pools’ expected economic life. In either case, yield may or may not be increased due to the time value of money (accelerated cash collections). To the extent there is underperformance, the Company will record an allowance if the underperformance is significant and will also consider revising estimated future cash flows based on current period information, or take no action if the pool’s amortization period is reasonable and falls within the currently projected economic life.

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

Fee income recognition: The Company utilizes the provisions of ASC Topic 605-45, “Principal Agent Considerations” (“ASC 605-45”), to account for fee income revenue from its fee-for-service subsidiaries. ASC 605-45 requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes an assessment of who retains inventory/credit risk, controls vendor selection, establishes pricing and remains the primary obligor on the transaction. Each of these factors was considered to determine the correct method of recognizing revenue from our subsidiaries.

The Company’s skip tracing subsidiary utilizes both gross and net reporting under ASC 605-45. The subsidiary generates revenue by working an account and successfully locating a customer for its client. An “investigative fee” is received for these services. In addition, the subsidiary incurs “agent expenses” where it hires a third-party collector to effectuate repossession. In many cases the subsidiary has an arrangement with its client which allows the subsidiary to bill the client for these fees. The Company has determined these fees to be gross revenue based on the criteria in ASC 605-45 and they are recorded as such in the line item “Fee income,” because the subsidiary is primarily liable to the third party collector. There is a corresponding expense in “Agent fees” for these pass-through items. The subsidiary also incurs fees to release liens on the repossessed collateral. These lien-release fees are netted in the line “Agent fees.”

The Company’s government processing and collection business’ primary source of income is derived from servicing taxing authorities in several different ways: processing all of their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings or fee-for-service transactions. When an audit is conducted, there are two components. The first component is a billing for the hours incurred to conduct the audit. This billing is marked up from the actual costs incurred. The gross billing is a component of the line item “Fee income” and the expense is included in the line item “Compensation and employee services.” The second component is expenses incurred while conducting the audit. Most jurisdictions will reimburse the business for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item “Fee income” and the expense component is included in its appropriate expense category, generally, “Other operating expenses.”

The Company’s claims administration and payment processing subsidiary utilizes net reporting under ASC 605-45. It generates revenue by filing claims with the class action claims administrator on behalf of its clients and receiving the related settlement payment. Under SEC Staff Accounting Bulletin 104 (“SAB 104”), the Company has determined that the fee is not earned until the subsidiary has received the settlement funds. When a payment is received from the claims administrator for settlement of a lawsuit, the fee is recorded on a net basis as revenue and included in the line item “Fee income.” The balance of the received amounts is recorded as a liability and included in the line item “Accounts payable.”

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

Goodwill and intangible assets: In accordance with ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”), the Company amortizes intangible assets over their estimated useful lives. Goodwill, pursuant to ASC 350, is not amortized but rather is reviewed for impairment annually or earlier if indicators of potential impairment exist. The review of goodwill for potential impairment is highly subjective and requires that: (1) goodwill is allocated to various reporting units of the Company’s business to which it relates; and (2) the Company estimate the fair value of those reporting units to which the goodwill relates and then determine the book value of those reporting units. If the estimated fair value of reporting units with allocated goodwill is determined to be less than their book value, the Company is required to estimate the fair value of all identifiable assets and liabilities of those reporting units in a manner similar to a purchase price allocation for an acquired business. This requires independent valuation of certain unrecognized assets. Once this process is complete, the amount of goodwill impairment, if any, can be determined. See Note 6 for additional disclosure.

Noncontrolling interest: The Company applies the provisions of FASB ASC Topic 480-10-S99 “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”), which provides guidance on the accounting for equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The noncontrolling interest “put” arrangement is accounted for under ASC 480-10-S99, as redemption under the “put” arrangement is outside the control of the Company. As such, the redeemable noncontrolling interest is recorded outside of “permanent” equity. The Company measures the redeemable noncontrolling interest at the greater of its ASC 480-10-S99 measurement amount (estimated redemption value of the “put” option embedded in the noncontrolling interest) or its measurement amount under the guidance of ASC 810. The ASC 810 measurement amount includes adjustments for the noncontrolling interest’s pro-rata share of earnings, losses and distributions. Adjustments to the measurement amount are recorded to stockholders’ equity. The Company used a present value calculation to estimate the redemption value of the “put” option as of the reporting date. If material, the Company adjusts the numerator of earnings per share calculations for the current period change in the excess of the noncontrolling interest’s ASC 480-10-S99 measurement amount over the greater of its ASC 810 measurement amount or the estimated fair value of the noncontrolling interest.

Income taxes: The Company follows the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. Accordingly, the Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Portfolio Recovery Associates, Inc.

Notes to Consolidated Financial Statements

The Company utilizes the cost recovery method of income recognition for tax purposes. The Company believes cost recovery to be an acceptable method for companies in the bad debt purchasing industry, as under the cost recovery method, for tax purposes, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any income is recognized.

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

Operating leases: General abatements or prepaid leasing costs are recognized on a straight-line basis over the life of the lease. In addition, future minimum lease payments (including the impact of rent escalations) are expensed on a straight-line basis over the life of the lease. Material leasehold improvements are capitalized and amortized over the remaining life of the lease.

Share-based compensation: The Company accounts for share-based compensation in accordance with the provisions of FASB ASC Topic 718 “Compensation-Stock Compensation” (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and nonvested share awards be recognized in the income statement. Based on historical experience, the Company assumes a forfeiture rate for most option and nonvested share grants. Most options and nonvested share awards generally vest between one and five years from the grant date and are expensed on a straight-line basis over the vesting period. See Note 12 for additional disclosure.

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

Estimated fair value of financial instruments: The Company applies the provision of FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Based upon the fact there are no quoted prices in active markets or other observable market data, the Company used unobservable inputs for computation of the fair value of finance receivables, net for disclosure purposes. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. See Note 11 for additional disclosure.

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

Portfolio Recovery Associates, Inc.

Notes to Consolidated Financial Statements

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income” (Topic 220) to amend its accounting guidance on the presentation of other comprehensive income (“OCI”) in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in shareholders’ equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating which option it will utilize to present comprehensive income, neither of which is expected to have a material effect on the Company.

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

2. Finance Receivables, net:

Changes in finance receivables, net for the years ended December 31, 2011 and 2010, were as follows (amounts in thousands):

	2011	2010
Balance at beginning of year	$831,330	$693,462
Acquisitions of finance receivables, net of buybacks	398,999	357,530

Cash collections	(705,490)	(529,342)
Income recognized on finance receivables, net	401,895	309,680

Cash collections applied to principal	(303,595)	(219,662)

Balance at end of year	$926,734	$831,330

Portfolio Recovery Associates, Inc.

Notes to Consolidated Financial Statements

At the time of acquisition, the life of each pool is generally estimated to be between 60 to 96 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, cash collections applied to principal are estimated to be as follows for the following years ending December 31, (amounts in thousands):

2012	$287,405
2013	260,992
2014	205,005
2015	122,607
2016	43,602
2017	7,123

$926,734

During the years ended December 31, 2011 and 2010, the Company purchased approximately $9.8 billion and $6.8 billion, respectively, in face value of charged-off consumer receivables. At December 31, 2011, the estimated remaining collections (“ERC”) on the receivables purchased during the years ended December 31, 2011 and 2010 were $739.0 million and $500.5 million, respectively. There were no sales of finance receivables during the years ended December 31, 2011 and 2010.

The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at December 31, 2011 and 2010 was $3.1 million and $3.3 million, respectively. During the years ended December 31, 2011, 2010 and 2009 the Company capitalized $1.1 million, $1.1 million and $1.0 million, respectively, of these direct acquisition fees. During the years ended December 31, 2011, 2010 and 2009 the Company amortized $1.3 million, $1.0 million and $0.8 million, respectively, of these direct acquisition fees.

Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield to be earned by the Company based on its proprietary buying models. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the years ended December 31, 2011 and 2010 were as follows (amounts in thousands):

	2011	2010
Balance at beginning of year	$892,188	$721,984
Income recognized on finance receivables, net	(401,895)	(309,680)
Additions	443,169	403,252
Reclassifications from nonaccretable difference	93,152	76,632

Balance at end of year	$1,026,614	$892,188

A valuation allowance is recorded for significant decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. In any given period, the Company may be required to record valuation allowances due to pools of receivables underperforming expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables would include: new laws or regulations relating

Portfolio Recovery Associates, Inc.

Notes to Consolidated Financial Statements

to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relate to the collection and movement of accounts on both the collection floor of the Company and external channels), as well as decreases in productivity related to turnover and tenure of the Company’s collection staff. The following is a summary of activity within the Company’s valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	000,000.00	000,000.00	000,000.00
	2011
	Core Portfolio	Purchased Bankruptcy Portfolio	Total
Valuation allowance—finance receivables:
Beginning balance	$70,030	$6,377	$76,407
Allowance charges	9,650	4,051	13,701
Reversal of previous recorded allowance charges	(3,100)	(437)	(3,537)

Net allowance charge	6,550	3,614	10,164

Ending balance: loans acquired with deteriorated credit quality	$76,580	$9,991	$86,571

Finance receivables, net:
Ending balance: loans acquired with deteriorated credit quality	$454,161	$472,573	$926,734

	2010
	Core Portfolio	Purchased Bankruptcy Portfolio	Total
Valuation allowance—finance receivables:
Beginning balance	$47,580	$3,675	$51,255
Allowance charges	23,350	2,975	26,325
Reversal of previous recorded allowance charges	(900)	(273)	(1,173)

Net allowance charge	22,450	2,702	25,152

Ending balance: loans acquired with deteriorated credit quality	$70,030	$6,377	$76,407

Finance receivables, net:
Ending balance: loans acquired with deteriorated credit quality	$411,437	$419,893	$831,330

	2009
	Core Portfolio	Purchased Bankruptcy Portfolio	Total
Valuation allowance—finance receivables:
Beginning balance	$20,485	$3,135	$23,620
Allowance charges	28,145	620	28,765
Reversal of previous recorded allowance charges	(1,050)	(80)	(1,130)

Net allowance charge	27,095	540	27,635

Ending balance: loans acquired with deteriorated credit quality	$47,580	$3,675	$51,255

Finance receivables, net:
Ending balance: loans acquired with deteriorated credit quality	$403,432	$290,030	$693,462

3. Accounts Receivable, net:

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, the current receivables aging, and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The balance of the allowance for doubtful accounts at December 31, 2011 and 2010 was $2.1 million and $2.5 million, respectively. The Company does not have any off balance sheet credit exposure related to its customers.

4. Operating Leases:

The Company leases office space and equipment under operating leases. Rental expense was $4.7 million, $4.3 million and $3.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments for operating leases at December 31, 2011, are as follows for the years ending December 31, (amounts in thousands):

2012	$4,452
2013	4,313
2014	4,089
2015	3,886
2016	3,010
Thereafter	4,192

Total future minimum lease payments	$23,942

5. Redeemable Noncontrolling Interest:

In accordance with ASC 810, the Company has consolidated all financial statement accounts of CCB in its consolidated balance sheets at December 31, 2011 and 2010 and its consolidated income statements for the year ended December 31, 2011 and for the period from March 15, 2010 through December 31, 2010. The redeemable noncontrolling interest amount is separately stated on the consolidated balance sheets and represents the 38% interest in CCB not owned by the Company. In addition, net income attributable to the noncontrolling interest is stated separately in the consolidated income statements for 2011 and 2010.

The Company has the right through February 28, 2015 to purchase the remaining 38% of CCB at certain multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). In addition, beginning March 1, 2012 and ending February 28, 2018, the noncontrolling interest can require the Company to purchase its membership units in CCB at pre-defined multiples of EBITDA.

The estimated redemption value of the noncontrolling interest, as if it were currently redeemable by the holder of the put option under the terms of the put arrangement, was $22.8 million at December 31, 2011.

Portfolio Recovery Associates, Inc.

Notes to Consolidated Financial Statements

The following table represents the changes in the redeemable noncontrolling interest for the period from March 15, 2010 to December 31, 2011 (amounts in thousands):

Acquisition date fair value of redeemable noncontrolling interest	$15,323
Net income attributable to redeemable noncontrolling interest	417
Distributions paid or payable	(1,291)

Redeemable noncontrolling interest at December 31, 2010	14,449
Net income attributable to redeemable noncontrolling interest	353
Distributions paid or payable	(1,083)
Adjustment of the noncontrolling interest measurement amount	4,112

Redeemable noncontrolling interest at December 31, 2011	$17,831

6. Goodwill and Intangible Assets, net:

In connection with the Company’s previous business acquisitions, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. Pursuant to ASC 350, goodwill is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2011, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2011, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through December 31, 2011 that would indicate a triggering event and thereby necessitate an impairment charge to goodwill or the other intangible assets. Accordingly, there were no impairment losses during the years ended December 31, 2011 and 2010 or in any previous year. The Company expects to perform its next annual goodwill review during the fourth quarter of 2012. At December 31, 2011 and 2010, the carrying value of goodwill was $61.7 million. The $32.4 million increase in the carrying value of goodwill during the year ended December 31, 2010 mainly relates to the purchase of CCB on March 15, 2010, and additional contingent purchase price paid in stock in connection with the certain earn-out provisions contained in an acquisition agreement relating to a previous transaction.

Intangible assets, excluding goodwill, consist of the following at December 31, 2011 and 2010 (amounts in thousands):

	2011		2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Client and customer relationships	$30,777	$17,950	$29,823	$13,573
Non-compete agreements	3,103	2,771	3,053	2,564
Trademarks	2,500	1,063	2,500	773

Total	$36,380	$21,784	$35,376	$16,910

In accordance with ASC 350, the Company is amortizing the intangible assets over the estimated useful lives. Total amortization expense for the years ended December 31, 2011, 2010 and 2009 was $4.9 million, $5.2 million and $2.7 million, respectively. The Company reviews these intangible assets at least annually for impairment.

Portfolio Recovery Associates, Inc.

Notes to Consolidated Financial Statements

The future amortization of these intangible assets is estimated to be as follows as of December 31, 2011 for the following years ending December 31, (amounts in thousands):

2012	$4,045
2013	3,291
2014	2,453
2015	1,929
2016	1,466
Thereafter	1,412

$14,596

7. 401(k) Retirement Plan:

The Company sponsors a defined contribution plan. Under the plan, all employees over eighteen years of age are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to Internal Revenue Service (“IRS”) limitations, after completing six months of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee’s salary. Total compensation expense related to these contributions was $1.5 million, $1.3 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

8. Line of Credit:

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

•

consolidated Tangible Net Worth (as defined in the Credit Agreement) must equal or exceed $309,452,000 plus 50% of positive cumulative consolidated net income for each fiscal quarter beginning with the quarter ended December 31, 2010, plus 50% of the cumulative net proceeds of any equity offering;

•	capital expenditures during any fiscal year cannot exceed $20 million;

•	cash dividends and distributions during any fiscal year cannot exceed $20 million;

Portfolio Recovery Associates, Inc.

Notes to Consolidated Financial Statements

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

The Company had $220.0 million and $300.0 million of borrowings outstanding on its credit facility as of December 31, 2011 and 2010, respectively, of which $50 million represented borrowing under the non-revolving fixed rate loan at both dates. At December 31, 2011, the Company’s borrowings under its revolving credit facility consisted of 30-day Eurodollar rate loans and base rate loans with a weighted average annual interest rate equal to 3.16%.

The Company was in compliance with all covenants of its credit facility as of December 31, 2011 and 2010.

9. Property and Equipment, net:

Property and equipment, at cost, consist of the following as of December 31, 2011 and 2010 (amounts in thousands):

	2011	2010
Software	$25,252	$21,014
Computer equipment	12,221	10,697
Furniture and fixtures	6,501	6,147
Equipment	7,798	7,498
Leasehold improvements	6,117	4,574
Building and improvements	6,987	6,045
Land	1,269	992
Accumulated depreciation and amortization	(40,418)	(32,697)

Property and equipment, net	$25,727	$24,270

Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2011, 2010 and 2009 was $8.1 million, $7.2 million and $6.5 million, respectively.

The Company, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of December 31, 2011 and 2010, the Company has incurred and capitalized $6.1 million and $4.2 million, respectively, of these direct payroll costs related to software developed for internal use. As of both December 31, 2011 and 2010, $1.3 million of these costs are for projects that are in the development stage and therefore are a component of “Other assets.” Once the projects are completed the costs will be transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense and remaining unamortized costs relating to this internally developed software as of and for the year ended December 31, 2011 were $0.8 million and $3.3 million, respectively. Amortization expense and remaining unamortized costs relating to this internally developed software as of and for the year ended December 31, 2010 were $0.4 million and $2.2 million, respectively.

Portfolio Recovery Associates, Inc.

Notes to Consolidated Financial Statements

10. Long-Term Debt:

On February 6, 2009, the Company entered into a commercial loan agreement to finance computer software and equipment purchases in the amount of approximately $2.0 million. The loan is collateralized by the related computer software and equipment. The loan is a three year loan with a fixed rate of 4.78% with monthly installments, including interest, of $60,823 beginning on March 31, 2009, and it matures on February 28, 2012.

On December 15, 2010, the Company entered into a commercial loan agreement to finance computer software and equipment purchases in the amount of approximately $1.6 million. The loan is collateralized by the related computer software and equipment. The loan is a three year loan with a fixed rate of 3.69% with monthly installments, including interest, of $46,108 beginning on January 15, 2011, and it matures on December 15, 2013.

11. Fair Value Measurements and Disclosures:

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

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$26,697	$26,697	$41,094	$41,094
Finance receivables, net	926,734	1,269,277	831,330	1,126,340

Financial liabilities:
Line of credit	$220,000	$220,000	$300,000	$300,000
Long-tern debt	1,246	1,246	2,396	2,396

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

As of December 31, 2011 and 2010, the Company did not account for any financial assets or financial liabilities at fair value.

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

As of December 31, 2011, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program (“LTI”)) is estimated to be $3.2 million with a weighted average remaining life for all nonvested shares of 1.8 years (not including nonvested shares granted under the LTI Programs). As of December 31, 2011, there are no future compensation costs related to stock options and there are no remaining vested stock options to be exercised. Based upon historical data, the Company used an annual forfeiture rate of 14% for stock options and 15-40% for nonvested shares for most of the employee grants. Grants made to key employees and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group.

Total share-based compensation expense was $7.8 million, $4.2 million and $3.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company, in conjunction with the renewal of employment agreements with its Named Executive Officers and other senior executives, awarded nonvested shares which vested on January 1, 2009. As a result of the vesting of these shares, the Company recorded stock-based compensation expense in connection with these shares, in the amount of approximately $1.4 million during 2009. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of ASC 718 (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation expense was approximately $2.1 million, $0.9 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Options

All of the stock options were issued to employees of the Company except for 40,000 that were issued to non-employee directors. Non-employee directors were granted 20,000 stock options in 2004. No stock options were granted in 2011, 2010 or 2009. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was approximately $0.1 million, $0.1 million, and $2.7 million, respectively.

The following summarizes all option related transactions from December 31, 2008 through December 31, 2011 (amounts in thousands, except per share amounts):

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Fair Value Per Share
December 31, 2008	123	17.24	3.21
Exercised	(116)	16.51	3.24

December 31, 2009	7	$29.41	$2.70
Exercised	(2)	28.45	2.92

December 31, 2010	5	29.79	2.62
Exercised	(5)	29.79	2.62

December 31, 2011	—	$—	$—

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

The following summarizes all nonvested share transactions, excluding those related to the LTI program, from December 31, 2008 through December 31, 2011 (amounts in thousands, except per share amounts):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2008	98	$41.60
Granted	70	34.22
Vested	(82)	36.62
Cancelled	(5)	42.20

December 31, 2009	81	40.24
Granted	57	53.06
Vested	(37)	41.46
Cancelled	(10)	39.61

December 31, 2010	91	47.89
Granted	48	76.59
Vested	(53)	55.97
Cancelled	(5)	50.34

December 31, 2011	81	$59.31

The total grant date fair value of shares vested during the years ended December 31, 2011, 2010 and 2009, was $3.0 million, $1.5 million and $3.0 million, respectively.

Long-Term Incentive Programs

Pursuant to the Amended Plan, on January 20, 2009, January 14, 2010 and January 14, 2011, the Compensation Committee approved the grant of 108,720, 53,656 and 73,914 performance and market based nonvested shares, respectively. All shares granted under the LTI Programs were granted to key employees of the Company. The 2009 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon diluted earnings per share (“EPS”) totals for 2009, the return on owners’ equity for the three year period beginning on January 1, 2009 and ending December 31, 2011, and the relative total shareholder return as compared to a peer group for the same three year period. For each component, the number of shares vested can double if the financial goals are exceeded and no shares will vest if the financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2009. The EPS component of the 2009 plan was not achieved and therefore no compensation expense was recognized relative to this component. The return on owners’ equity and relative total shareholder return components have been achieved at 98% and 145%, respectively, and will be awarded to the participants by March 31, 2012.

The 2010 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon diluted EPS totals for 2010, the return on owners’ equity for the three year period beginning on January 1, 2010 and ending December 31, 2012, and the relative total

Portfolio Recovery Associates, Inc.

Notes to Consolidated Financial Statements

shareholder return as compared to a peer group for the same three year period. For each component, the number of shares vested can double if the financial goals are exceeded and no shares will vest if the financial goals are not met. The EPS component of the 2010 plan was achieved at 190% and these shares vest at 50% on both December 31, 2011 and December 31, 2012. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2010. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome.

The 2011 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon the Company’s EBITDA for 2011, the return on owners’ equity for the three year period beginning on January 1, 2011 and ending December 31, 2013, and the relative total shareholder return as compared to a peer group for the same three year period. For each component, the number of shares vested can double if the financial goals are exceeded and no shares will vest if the financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2011. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. The EBITDA component was achieved at 200% and the shares will vest at 50% at both December 31, 2012 and 2013.

At December 31, 2011, total future compensation costs, assuming the current estimated levels are achieved, related to nonvested share awards granted under the 2009, 2010 and 2011 LTI programs are estimated to be approximately $6.2 million. The Company assumed a 7.5% forfeiture rate for this grant and the remaining shares have a weighted average life of 1.1 years at December 31, 2011.

13. Earnings per Share:

Basic earnings per share (“EPS”) are computed by dividing net income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of stock options and nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be received upon assumed exercise. The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands, except per share amounts):

	For the years ended December 31,
		2011			2010			2009
	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$100,791	17,110	$5.89	$73,454	16,820	$4.37	$44,306	15,420	$2.87
Dilutive effect of nonvested share awards		120			65			34

Diluted EPS	$100,791	17,230	$5.85	$73,454	16,885	$4.35	$44,306	15,454	$2.87

As of December 31, 2011, 2010 and 2009, there were no antidilutive options outstanding.

14. Stockholders’ Equity:

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

Portfolio Recovery Associates, Inc.

Notes to Consolidated Financial Statements

15. Income Taxes:

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

The guidance of ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

There were no unrecognized tax benefits as of December 31, 2011 and 2010.

The Company was notified on June 21, 2007 that it was being examined by the IRS for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. The Company believes it has sufficient support for the technical merits of its positions and that it is more likely than not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary. On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005. There are three possible courses of action in response to a Notice of Deficiency: (1) pay the assessment and close the audit, (2) pay the assessed tax and interest and then file a refund suit in United States District Court, or (3) file a petition in United States Tax Court, which does not require a payment up front of the assessed tax and interest. On November 2, 2011, the Company filed a petition in United States Tax Court. If the Company is unsuccessful in tax court, it can appeal to the federal Circuit Court of Appeals. Payment of the assessed taxes and interest could have an adverse affect on the Company’s financial condition, be material to the Company’s results of operations, and possibly require additional financing from other sources. In accordance with the Internal Revenue Code, underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points. An additional two percentage points applies to large corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code. The Company files taxes in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. On June 30, 2011, the Company was notified by the IRS that the audit period will be expanded to include the tax years ended December 31, 2009 and 2008.

At December 31, 2011, the tax years subject to examination by the major taxing jurisdictions, including the IRS, are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2007, 2006 and 2005 tax years were extended through December 31, 2011; however, because the IRS issued the Notice of Deficiency prior to December 31, 2011, the period for assessment is suspended until a decision of the Tax Court becomes final.

Portfolio Recovery Associates, Inc.

Notes to Consolidated Financial Statements

ASC 740 requires the recognition of interest, if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. No interest or penalties were accrued at December 31, 2011 or 2010.

The income tax expense recognized for the years ended December 31, 2011, 2010 and 2009 is comprised of the following (amounts in thousands):

	Federal	State	Total
For the year ended December 31, 2011:
Current tax expense	$31,185	$6,207	$37,392
Deferred tax expense	24,054	4,873	28,927

Total income tax expense	$55,239	$11,080	$66,319

For the year ended December 31, 2010:
Current tax benefit	$(481)	$(8)	$(489)
Deferred tax expense	40,163	7,330	47,493

Total income tax expense	$39,682	$7,322	$47,004

For the year ended December 31, 2009:
Current tax (benefit)/expense	$(707)	$177	$(530)
Deferred tax expense	24,645	4,282	28,927

Total income tax expense	$23,938	$4,459	$28,397

The Company has recognized a net deferred tax liability of $193.9 million and $165.0 million as of December 31, 2011 and 2010, respectively. The components of the net deferred tax liability are as follows (amounts in thousands):

Portfolio Recovery Associates, Inc.

Notes to Consolidated Financial Statements

	2011	2010
Deferred tax assets:
Employee compensation	$3,313	$1,794
Allowance for doubtful accounts	752	879
State tax credit carryforward	685	774
State net operating loss carryforward	45	2,564
Accrued liabilities	1,365	864
Guaranteed payments	488	243
Leases	444	350
Other	300	420

Total deferred tax assets	7,392	7,888

Deferred tax liabilities:
Depreciation expense	4,088	2,352
Intangible assets and goodwill	628	77
Prepaid expenses	1,128	776
Other	110	—
Use of cost recovery for income tax purposes	195,336	169,654

Total deferred tax liability	201,290	172,859

Net deferred tax liability	$193,898	$164,971

A valuation allowance has not been provided at December 31, 2011 or 2010 since management believes it is more likely than not that the deferred tax assets will be realized. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s results of operations and financial position. At December 31, 2011, the Company had state income tax credit carryforwards of approximately $1.1 million which will begin to expire starting in the year ending December 31, 2021. The Company also incurred state net operating loss carryforwards in 2010, 2009 and 2008 of approximately $3.3 million, $2.0 million and $2.1 million, respectively, of which approximately $191,000 will begin to expire starting in the year ending December 31, 2013 and the remainder starting in the year ending December 31, 2018.

The Company believes cost recovery to be an acceptable tax revenue recognition method for companies in the bad debt purchasing industry and results in a temporary difference between financial reporting income and taxable income as, for tax purposes, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any taxable income is recognized. The temporary difference from the use of cost recovery for income tax purposes resulted in a deferred tax liability at December 31, 2011 and 2010.

A reconciliation of the Company’s expected tax expense at the statutory federal tax rate to actual tax expense for the years ended December 31, 2011, 2010 and 2009 consists of the following components (amounts in thousands):

Portfolio Recovery Associates, Inc.

Notes to Consolidated Financial Statements

	2011	2010	2009
Expected tax expense at statutory federal rates	$58,612	$42,306	$25,446
State tax expense, net of federal tax benefit	7,379	4,759	2,706
Other	328	(61)	245

Total income tax expense	$66,319	$47,004	$28,397

16. Commitments and Contingencies:

Employment Agreements:

The Company has employment agreements, most of which expire on December 31, 2014, with all of its executive officers and with several members of its senior management group. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Future compensation under these agreements is approximately $22.7 million. The agreements also contain confidentiality and non-compete provisions.

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

The Company accrues for potential liability arising from legal proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. This determination is based upon currently available information for those proceedings in which the Company is involved, taking into account the Company’s best estimate of such losses for those cases for which such estimates can be made. The Company’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the number of unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims), and the related uncertainty of the potential outcomes of these proceedings. In making determinations of the likely outcome of the pending litigation disclosed below, the Company considers many factors, including, but not limited to, the nature of the claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative mechanisms, the matter’s current status and the damages sought or demands made. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

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

On December 6, 2011, the Missouri Supreme Court declined to hear the Missouri Attorney General’s appeal of an earlier dismissal by the Missouri Court of Appeals of a lawsuit brought by the Missouri Attorney General against PRA’s subsidiary, Portfolio Recovery Associates, LLC. As a result, this matter is now concluded.

The Company has been named as defendant in the following five putative class action cases, each of which alleges that it violated the Telephone Consumer Protection Act (“TCPA”) by calling consumers’ cellular telephones without their prior express consent: Allen v. Portfolio Recovery Associates, Inc., Case No. 10-cv-2658, instituted in the United States District Court for the Southern District of California on December 23, 2010; Meyer v. Portfolio Recovery Associates, LLC, Case No. 37-2011-00083047, instituted in the Superior Court of California, San Diego County on January 3, 2011; Frydman v. Portfolio

Portfolio Recovery Associates, Inc.

Notes to Consolidated Financial Statements

Recovery Associates, LLC, Case No. 11-cv-524, instituted in the United States District Court for the Northern District of Illinois on January 31, 2011; Bartlett v. Portfolio Recovery Associates, LLC, Case No. 11-cv-0624, instituted in the United States District Court for the Northern District of Georgia on March 1, 2011; and Harvey v. Portfolio Recovery Associates, LLC, Case No. 11-cv-00582, instituted in the United States District Court for the Middle District of Florida on April 8, 2011. Each of the foregoing complaints allege violations of the TCPA, and seek damages, injunctive relief and attorneys’ fees. On December 21, 2011, the United States District Panel on Multi-District Litigation entered an order transferring these matters into one consolidated proceeding in the United States District Court for the Southern District of California, case No. 11-md-02295.

These matters have only recently been consolidated, no litigation has proceeded on whether or not to certify a class or on the merits of the allegations, and no demand has been made. Further, even if a class is ultimately certified, further discovery must take place in order to determine its size. Therefore; any potential loss for these and other similar TCPA matters, cannot be estimated at this time; however, in the event that a class is eventually certified and it neither settles nor prevails on these matters, our damages, when aggregated, could potentially fall within a range which could be in excess of its established liability, and could be material to the Company’s financial condition, results of operations or cash flows for any particular reporting period.

Excluding the above TCPA matter and other matters, the high end of the range of potential litigation losses in excess of the Company’s established liability is currently estimated by management to be less than $1,000,000. Notwithstanding our attempt to estimate a range of possible losses in excess of the Company’s established liability based on current information, actual future losses may exceed both the Company’s established liability and the range of potential litigation losses disclosed in this item.

Forward Flow Agreements:

The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at December 31, 2011 is approximately $280.8 million.

17. Subsequent Events:

On January 16, 2012, the Company acquired 100% of the equity interest in Mackenzie Hall Holdings Limited (“MHH”), a United Kingdom debt collection and purchase group. The transaction was completed in cash at a price of £33.5 million (approximately $51.3 million). The Company financed the acquisition with borrowings under its existing line of credit. Based in Kilmarnock, Scotland, MHH employs approximately 170 people and offers outsourced and contingent consumer debt recovery on behalf of banks, credit providers and debt purchasers, as well as distressed and dormant niche portfolio purchasing. The acquisition of MHH expands the Company’s presence into new geographical markets outside the United States, further diversifying its revenues and available service offerings. The Company will account for the acquisition in accordance with ASC Topic 805 as of the acquisition date and will apply the provisions of ASC Topic 350 to the acquired intangible assets subsequent to the acquisition date. Given the recent timing of the acquisition, the valuation of the acquisition has not yet been completed; therefore, the disclosures of the fair value of the assets acquired and liabilities assumed in conjunction with the Company’s acquisition of MHH could not be made as of the date of this report.

On February 2, 2012, the Board of Directors of the Company authorized a share repurchase program of up to $100 million of the Company’s outstanding shares of common stock. The program will be administered by a special committee of the Company’s Board of Directors. Repurchases would depend on prevailing market conditions and other factors. The repurchase program may be suspended or discontinued at any time.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment, management has determined that, as of December 31, 2011, its internal control over financial reporting was effective based on the criteria set forth in the COSO framework. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2011, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Portfolio Recovery Associates, Inc.:

We have audited Portfolio Recovery Associates, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Portfolio Recovery Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on Portfolio Recovery Associates, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Portfolio Recovery Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Portfolio Recovery Associates, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated income statements, and statements of changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Norfolk, Virginia

February 28, 2012

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the sections labeled “Security Ownership of Management and Directors,” “Board of Directors,” “Executive Officers,” “Corporate Governance,” “Committees of the Board of Directors” and “Report of the Audit Committee” in the Company’s definitive Proxy Statement in connection with the Company’s 2012 Annual Meeting of Shareholders.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to (a) the section labeled “Compensation Discussion and Analysis” in the Company’s definitive Proxy Statement in connection with the Company’s 2012 Annual Meeting of Shareholders and (b) the section labeled “Compensation Committee Report” in the Company’s definitive Proxy Statement in connection with the Company’s 2012 Annual Meeting of Shareholders, which section (and the report contained therein) shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of such furnishing in this Item  11.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Management and Directors” in the Company’s definitive Proxy Statement in connection with the Company’s 2012 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to the sections labeled “Policies for Approval of Related Party Transactions” and “Director Independence” in the Company’s definitive Proxy Statement in connection with the Company’s 2012 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated herein by reference to the section labeled “Fees Paid to KPMG LLP” in the Company’s definitive Proxy Statement in connection with the Company’s 2012 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements.

The following financial statements of the Company are included in Item 8 of this Annual Report on Form 10-K:

(b)	Exhibits.

2.1	Equity Exchange Agreement between Portfolio Recovery Associates, L.L.C. and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 2.1 of Amendment No. 2 to the Registration Statement on Form S-1 filed on October 30, 2002).

3.1	Seconded Amended and Restated Certificate of Incorporation of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed on August 5, 2011).

3.2	Second Amended and Restated By-Laws of Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the period ended December 31, 2009).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1 filed on October 15, 2002).

4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-1 filed on October 30, 2002).

10.1	Employment Agreement, dated December 1, 2011, by and between Steven D. Fredrickson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 28, 2011).

10.2	Employment Agreement, dated December 1, 2011, by and between Kevin P. Stevenson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on December 28, 2011).

10.3	Employment Agreement, dated December 1, 2011, by and between Judith S. Scott and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on December 28, 2011).

10.4	Employment Agreement, dated December 1, 2011, by and between Michael J. Petit and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on December 28, 2011).

10.5	Employment Agreement, dated December 1, 2011, by and between Peter K. McCammon and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on December 28, 2011).

10.6	Employment Agreement, dated December 1, 2011, by and between Neal Stern and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed on December 28, 2011).

10.7	Portfolio Recovery Associates 2010 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K filed on June 9, 2010).

10.8	Portfolio Recovery Associates, Inc., Annual Bonus Plan (Incorporated by reference to Exhibit 10.10 of the Current Report on Form 8-K filed on June 9, 2010).

10.9	Credit Agreement, dated as of December 20, 2010, by and among Portfolio Recovery Associates, Inc., Portfolio Recovery Associates, LLC, PRA Holding I, LLC, PRA Location Services, LLC, PRA Government Services, LLC, PRA Receivables Management, LLC, PRA Holding II, LLC, PRA Holding III, LLC, MuniServices, LLC, Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A., as syndication agent, SunTrust Bank, as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 22, 2010).

21.1	Subsidiaries of Portfolio Recovery Associates, Inc. (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

24.1	Powers of Attorney (included on signature page) (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portfolio Recovery Associates, Inc.
(Registrant)

Dated: February 28, 2012	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: February 28, 2012	By:	/s/ Kevin P. Stevenson
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

Dated: February 28, 2012	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: February 28, 2012	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

Dated: February 28, 2012	By:	/s/ John H. Fain
John H. Fain
Director

Dated: February 28, 2012	By:	/s/ John E. Fuller
John E. Fuller
Director

Dated: February 28, 2012	By:	/s/ Penelope W. Kyle
Penelope W. Kyle
Director

Dated: February 28, 2012	By:	/s/ David N. Roberts
David N. Roberts
Director

Dated: February 28, 2012	By:	/s/ Scott M. Tabakin
Scott M. Tabakin
Director

Dated: February 28, 2012	By:	/s/ James M. Voss
James M. Voss
Director