Form 10-Q
period 2012-03-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2012-05-10
CIK 1185348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2012
Common Stock, $0.01 par value	17,105,510

PORTFOLIO RECOVERY ASSOCIATES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2012 and December 31, 2011

(unaudited)

(Amounts in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
Assets

Cash and cash equivalents	$28,068	$26,697
Finance receivables, net	945,242	926,734
Accounts receivable, net	9,107	7,862
Property and equipment, net	26,369	25,727
Goodwill	97,480	61,678
Intangible assets, net	27,179	14,596
Other assets	8,581	7,829

Total assets	$1,142,026	$1,071,123

Liabilities and Equity

Liabilities:
Accounts payable	$10,915	$7,439
Accrued expenses and other liabilities	7,852	6,076
Income taxes payable	16,688	13,109
Accrued payroll and bonuses	6,854	16,036
Net deferred tax liability	194,286	193,898
Line of credit	265,000	220,000
Long-term debt	936	1,246

Total liabilities	502,531	457,804

Commitments and contingencies (Note 13)

Redeemable noncontrolling interest	18,783	17,831

Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, 60,000 authorized shares, 17,175 issued and outstanding shares at March 31, 2012, and 17,134 issued and outstanding shares at December 31, 2011	172	171
Additional paid-in capital	166,133	167,719
Retained earnings	453,060	427,598
Accumulated other comprehensive income	1,347	—

Total stockholders’ equity	620,712	595,488

Total liabilities and equity	$1,142,026	$1,071,123

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED INCOME STATEMENTS

For the three months ended March 31, 2012 and 2011

(unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011

Revenues:
Income recognized on finance receivables, net	$124,226	$95,974
Fee income	15,920	15,803

Total revenues	140,146	111,777

Operating expenses:
Compensation and employee services	39,694	34,153
Legal collection fees	7,617	5,749
Legal collection costs	23,669	9,338
Agent fees	1,627	2,639
Outside fees and services	5,860	3,414
Communications	8,253	6,313
Rent and occupancy	1,611	1,398
Depreciation and amortization	3,656	3,216
Other operating expenses	3,738	2,852

Total operating expenses	95,725	69,072

Income from operations	44,421	42,705
Other income and (expense):
Interest income	1	—
Interest expense	(2,653)	(2,867)

Income before income taxes	41,769	39,838

Provision for income taxes	16,580	16,129

Net income	$25,189	$23,709

Adjustment for loss (income) attributable to redeemable noncontrolling interest	273	(588)

Net income attributable to Portfolio Recovery Associates, Inc.	$25,462	$23,121

Net income per common share attributable to Portfolio Recovery Associates, Inc:
Basic	$1.48	$1.35
Diluted	$1.47	$1.34

Weighted average number of shares outstanding:
Basic	17,196	17,092
Diluted	17,267	17,199

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three months ended March 31, 2012 and 2011

(unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2012	2011

Net income	$25,189	$23,709

Other comprehensive income:

Foreign currency translation adjustments	1,347	—

Total other comprehensive income	1,347	—

Comprehensive income	26,536	23,709

Comprehensive loss/(income) attributable to noncontrolling interest	273	(588)

Comprehensive income attributable to Portfolio Recovery Associates, Inc.	$26,809	$23,121

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2012

(unaudited)

(Amounts in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balance at December 31, 2011	17,134	$171	$167,719	$427,598	$—	$595,488

Components of comprehensive income:
Net income attributable to Portfolio Recovery Associates, Inc.	—	—	—	25,462		25,462
Foreign currency translation adjustment					1,347	1,347
Vesting of nonvested shares	72	1	(1)	—		—
Repurchase and cancellation of common stock	(31)		(2,081)			(2,081)
Amortization of share-based compensation	—	—	2,347	—		2,347
Income tax benefit from share-based compensation	—	—	1,440	—		1,440
Employee stock relinquished for payment of taxes	—	—	(2,066)	—		(2,066)
Adjustment of the noncontrolling interest measurement amount	—	—	(1,225)	—		(1,225)

Balance at March 31, 2012	17,175	$172	$166,133	$453,060	$1,347	$620,712

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2012 and 2011

(unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$25,189	$23,709
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	2,347	2,614
Depreciation and amortization	3,656	3,216
Deferred tax expense	403	14,072
Changes in operating assets and liabilities:
Other assets	711	842
Accounts receivable	2,922	1,563
Accounts payable	(3,687)	4,271
Income taxes	1,118	3,940
Accrued expenses	(3,419)	(1,762)
Accrued payroll and bonuses	(9,181)	(9,145)

Net cash provided by operating activities	20,059	43,320

Cash flows from investing activities:
Purchases of property and equipment	(1,152)	(2,163)
Acquisition of finance receivables, net of buybacks	(108,176)	(106,405)
Collections applied to principal on finance receivables	93,770	70,743
Business acquisition, net of cash acquired	(48,653)	—

Net cash used in investing activities	(64,211)	(37,825)

Cash flows from financing activities:
Proceeds from exercise of options	—	149
Income tax benefit from share-based compensation	1,440	294
Proceeds from line of credit	95,000	2,000
Principal payments on line of credit	(50,000)	(12,000)
Repurchases of common stock	(2,081)	—
Distributions paid to noncontrolling interest	—	(1,291)
Principal payments on long-term debt	(310)	(298)

Net cash provided by/(used in) financing activities	44,049	(11,146)

Effect of exchange rate on cash	1,474	—

Net increase/(decrease) in cash and cash equivalents	1,371	(5,651)

Cash and cash equivalents, beginning of year	26,697	41,094

Cash and cash equivalents, end of period	$28,068	$35,443

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,557	$2,711
Cash paid for income taxes	12,497	15

Noncash investing and financing activities:
Adjustment of the noncontrolling interest measurement amount	$(1,225)	$(985)
Distributions payable relating to noncontrolling interest	—	769
Employee stock relinquished for payment of taxes	(2,066)	—

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Business:

Portfolio Recovery Associates, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) is a specialized financial and business service company. Its primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. The Company also services receivables on behalf of clients on either a commission or transaction-fee basis as well as providing class action claims settlement recovery services and related payment processing to its corporate clients.

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

With the acquisition of Mackenzie Hall Holdings Limited and its subsidiaries (“MHH”) on January 16, 2012, the Company began doing business in the United Kingdom. The assets, liabilities and operations of its foreign subsidiary are recorded based on the functional currency of the entity. For MHH, the functional currency is the local currency which is the British Pound. Accordingly, the assets, liabilities and operations are translated, for consolidation purposes, from the local currency to the U.S. dollar reporting currency at period-end rates for assets and liabilities and generally at average rates for results of operations. The resulting unrealized gains or losses are reported as a component of accumulated other comprehensive income. Realized gains and losses resulting from foreign currency transactions are recorded in “Other operating expenses” in the consolidated income statements.

The following table shows the amount of revenue generated during the first quarter of 2012 and long-lived assets held at March 31, 2012 by geographical location (amounts in thousands):

	Revenues	Long-Lived Assets
United States	$135,508	$25,137
United Kingdom	4,638	1,232

Total	$140,146	$26,369

Revenues are attributed to countries based on the location of the related operations and long-lived assets consist of net property and equipment. Prior to the acquisition of MHH on January 16, 2012, all revenue generated and long-lived assets held related to the Company’s United States operations.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of March 31, 2012, its consolidated income statements and statements of comprehensive income for the three months ended March 31, 2012 and 2011, its consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2012, and its consolidated statements of cash flows for the three months ended March 31, 2012 and 2011. The consolidated income statements of the Company for the three months ended March 31, 2012 may not be indicative of future results. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2011.

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

Under ASC 310-30 static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30, utilizing the interest method, initially freezes the yield, estimated when the accounts are purchased as the basis for subsequent impairment testing. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. Income on finance receivables is accrued quarterly based on each static pool’s effective yield. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a pool’s remaining life. Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as principal amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, the Company does not record accretion in the first six to twelve months of the estimated life of the pool; accordingly, the Company utilizes either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the pool. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These cost recovery pools are not aggregated with other pools. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the pool, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At March 31, 2012 and 2011, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $0.8 million and $1.4 million, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company establishes valuation allowances, if necessary, for acquired accounts subject to ASC 310-10. Valuation allowances are established only subsequent to acquisition of the accounts. At March 31, 2012 and 2011, the Company had a valuation allowance against its finance receivables of $87.1 million and $80.4 million, respectively. At December 31, 2011, the valuation allowance was $86.6 million.

The Company implements the accounting for income recognized on finance receivables under ASC 310-30 as follows. The Company creates each accounting pool using its projections of estimated cash flows and expected economic life. The Company then computes the effective yield that fully amortizes the pool to the end of its expected economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, the Company balances those results to the data contained in its proprietary models to ensure accuracy, then reviews each pool watching for trends, actual performance versus projections and curve shape (a graphical depiction of the timing of cash flows), sometimes re-forecasting future cash flows utilizing the Company’s statistical models. The review process is primarily performed by the Company’s finance staff; however, the Company’s operational and statistical staffs are also involved , providing updated statistical input and cash projections to the finance staff. To the extent there is overperformance, the Company will either increase the yield or release the allowance and consider increasing future cash projections, if persuasive evidence indicates that the overperformance is considered to be a significant betterment. If the overperformance is considered more of an acceleration of cash flows (a timing difference), the Company will adjust estimated future cash flows downward which effectively extends the amortization period, or take no action at all if the amortization period is reasonable and falls within the pools’ expected economic life. In either case, yield may or may not be increased due to the time value of money (accelerated cash collections). To the extent there is underperformance, the Company will record an allowance if the underperformance is significant and will also consider revising estimated future cash flows based on current period information, or take no action if the pool’s amortization period is reasonable and falls within the currently projected economic life.

Changes in finance receivables, net for the three months ended March 31, 2012 and 2011 were as follows (amounts in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Balance at beginning of period	$926,734	$831,330
Acquisitions of finance receivables, net of buybacks	112,093	106,405
Foreign currency translation adjustment	185	—

Cash collections	(217,996)	(166,717)
Income recognized on finance receivables, net	124,226	95,974

Cash collections applied to principal	(93,770)	(70,743)

Balance at end of period	$945,242	$866,992

At the time of acquisition, the life of each pool is generally estimated to be between 60 to 96 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, cash collections applied to principal on finance receivables as of March 31, 2012 are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

March, 31, 2013	$323,163
March, 31, 2014	268,030
March, 31, 2015	192,704
March, 31, 2016	122,087
March, 31, 2017	38,862
March, 31, 2018	396

$945,242

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the three months ended March 31, 2012 and 2011, the Company purchased approximately $1.46 billion and $1.49 billion, respectively, in face value of charged-off consumer receivables. At March 31, 2012, the estimated remaining collections (“ERC”) on the receivables purchased in the three months ended March 31, 2012 and 2011, were $203.6 million and $174.3 million, respectively.

Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield to be earned by the Company based on its proprietary buying models. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three months ended March 31, 2012 and 2011 were as follows (amounts in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Balance at beginning of period	$1,026,614	$892,188
Income recognized on finance receivables, net	(124,226)	(95,974)
Additions	99,552	109,502
Reclassifications from nonaccretable difference	86,638	20,562
Foreign currency translation adjustment	174	—

Balance at end of period	$1,088,752	$926,278

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

The following is a summary of activity within the Company’s valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three Months Ended March 31, 2012
		Purchased Bankruptcy
	Core Portfolio (1)	Portfolio (2)	Total
Valuation allowance - finance receivables:
Beginning balance	$76,580	$9,991	$86,571
Allowance charges	1,350	1,100	2,450
Reversal of previous recorded allowance charges	(1,820)	(136)	(1,956)

Net allowance charge	(470)	964	494

Ending balance	$76,110	$10,955	$87,065

Finance receivables, net (3) :	$453,709	$486,137	$939,846

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended March 31, 2011
	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total
Valuation allowance - finance receivables:
Beginning balance	$70,030	$6,377	$76,407
Allowance charges	2,850	2,450	5,300
Reversal of previous recorded allowance charges	(1,050)	(210)	(1,260)

Net allowance charge	1,800	2,240	4,040

Ending balance	$71,830	$8,617	$80,447

Finance receivables, net:	$428,091	$438,901	$866,992

(1)	“Core” accounts or portfolios refer to accounts or portfolios that are defaulted consumer receivables and are not in a bankrupt status upon purchase. These accounts are aggregated separately from purchased bankruptcy accounts.
(2)	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy status when purchased, and as such, are purchased as a pool of bankrupt accounts.
(3)	At March 31, 2012, the MHH finance receivables balance was $5.4 million against which there was no valuation allowance recorded; therefore it is not included in this roll-forward.

3.	Accounts Receivable, net:

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, the current receivables aging, and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The balance of the allowance for doubtful accounts at both March 31, 2012 and December 31, 2011 was $2.1 million. The Company does not have any off balance sheet credit exposure related to its customers.

4.	Line of Credit:

On December 20, 2010, the Company entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). Under the terms of the Credit Agreement, the credit facility includes an aggregate principal amount available of $407.5 million (subject to the borrowing base and applicable debt covenants) which consists of a $50 million fixed rate loan that matures on May 4, 2012, which was transferred from the Company’s then existing credit agreement, and a $357.5 million revolving credit facility that matures on December 20, 2014. The revolving credit facility will be automatically increased by $50 million upon the maturity and repayment of the fixed rate loan. The fixed rate loan bears interest at a rate of 6.8% per annum, payable monthly in arrears. The revolving loans accrue interest, at the option of the Company, at either the base rate plus 1.75% per annum or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.75% per annum. The base rate is the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. Interest is payable on base rate loans quarterly in arrears and on Eurodollar loans in arrears on the last day of each interest period or, if such interest period exceeds three months, every three months. The Company’s revolving credit facility includes a $20 million swingline loan sublimit and a $20 million letter of credit sublimit. It also contains an accordion loan feature that allows the Company to request an increase of up to $142.5 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to terms of the Credit Agreement. No existing lender is obligated to increase its commitment. On April 20, 2012, the Company closed a series of

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

transactions to exercise a portion of the accordion loan feature of its existing credit facility with its administrative agent and its syndicate of lenders, thereby increasing the lenders’ commitments by $50,950,000, resulting in $458,450,000 aggregate principal amount available under the Company’s line of credit. The Company’s existing lenders under the Credit Agreement provided $40,950,000 of this increase, and $10,000,000 was provided by a new lender, which is now a party to the Credit Agreement. The Company may request additional increases of up to $91,550,000 under its credit facility. The Credit Agreement is secured by a first priority lien on substantially all of the Company’s assets. The Credit Agreement contains restrictive covenants and events of default including the following:

•	borrowings may not exceed 30% of the ERC of all its domestic eligible asset pools plus 75% of its eligible accounts receivable;

•	the consolidated leverage ratio (as defined in the Credit Agreement) cannot exceed 2.0 to 1.0 as of the end of any fiscal quarter;

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

The Company had $265.0 million and $220.0 million of borrowings outstanding on its credit facility as of March 31, 2012 and December 31, 2011, respectively, of which $50 million represented borrowing under the non-revolving fixed rate loan at both dates. At March 31, 2012, the Company’s borrowings under its revolving credit facility consisted of 30-day Eurodollar rate loans with a weighted average annual interest rate equal to 2.99%.

The Company was in compliance with all covenants of its credit facility as of March 31, 2012 and December 31, 2011.

5.	Long-Term Debt:

On February 6, 2009, the Company entered into a commercial loan agreement to finance computer software and equipment purchases in the amount of approximately $2.0 million. The loan was collateralized by the related computer software and equipment. The loan was a three year loan with a fixed rate of 4.78% with monthly installments, including interest, of $60,823 beginning on March 31, 2009, and it matured on February 28, 2012.

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

6.	Property and Equipment, net:

Property and equipment, at cost, consisted of the following as of the dates indicated (amounts in thousands):

	March 31, 2012	December 31, 2011
Software	$27,126	$25,252
Computer equipment	13,036	12,221
Furniture and fixtures	6,748	6,501
Equipment	8,213	7,798
Leasehold improvements	6,418	6,117
Building and improvements	6,999	6,987
Land	1,269	1,269
Accumulated depreciation and amortization	(43,440)	(40,418)

Property and equipment, net	$26,369	$25,727

Depreciation and amortization expense relating to property and equipment, for the three months ended March 31, 2012 and 2011, was $2.2 million and $2.0 million, respectively.

The Company, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of March 31, 2012 and December 31, 2011, the Company has incurred and capitalized approximately $6.5 million and $6.1 million, respectively, of these direct payroll costs and external direct costs related to software developed for internal use. Of these costs, at March 31, 2012 and December 31, 2011, approximately $1.1 million and $1.3 million, respectively, is for projects that are in the development stage and, therefore are a component of “Other Assets.” Once the projects are completed, the costs will be transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense for the three months ended March 31, 2012 and 2011, was approximately $0.3 million and $0.2 million, respectively. The remaining unamortized costs relating to internally developed software at March 31, 2012 and 2011 were approximately $3.7 million and $3.0 million, respectively. The amount at December 31, 2011 was approximately $3.3 million.

7.	Redeemable Noncontrolling Interest:

In accordance with ASC 810, the Company has consolidated all financial statement accounts of Claims Compensation Bureau, LLC (“CCB”) in its consolidated balance sheets as of March 31, 2012 and December 31, 2011, and its consolidated income statements for the three months ended March 31, 2012 and 2011. The redeemable noncontrolling interest amount is separately stated on the consolidated balance sheets and represents the 38% interest in CCB not owned by the Company. In addition, net income/loss attributable to the noncontrolling interest is stated separately in the consolidated income statements for the three months ended March 31, 2012 and 2011.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company applies the provisions of FASB ASC Topic 480-10-S99 “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”), which provides guidance on the accounting for equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The noncontrolling interest “put” arrangement is accounted for under ASC 480-10-S99, as redemption under the “put” arrangement is outside the control of the Company. As such, the redeemable noncontrolling interest is recorded outside of “permanent” equity. The Company measures the redeemable noncontrolling interest at the greater of its ASC 480-10-S99 measurement amount (estimated redemption value of the “put” option embedded in the noncontrolling interest) or its measurement amount under the guidance of ASC 810. The ASC 810 measurement amount includes adjustments for the noncontrolling interest’s pro-rata share of earnings, losses and distributions, pursuant to the limited liability company agreement of CCB. Adjustments to the measurement amount are recorded to stockholders’ equity. The Company used a present value calculation to estimate the redemption value of the “put” option as of the reporting date. As such, for the three months ended March 31, 2012 and 2011, the Company increased the redeemable noncontrolling interest by $1.2 million and $1.0 million, respectively, with a corresponding reduction of stockholders’ equity. If material, the Company adjusts the numerator of earnings per share calculations for the current period change in the excess of the noncontrolling interest’s ASC 480-10-S99 measurement amount over the greater of its ASC 810 measurement amount or the estimated fair value of the noncontrolling interest. Although the noncontrolling interest was redeemable by the Company as of the reporting date, it was not yet redeemable by the holder of the “put” option. The maximum estimated redemption value of the noncontrolling interest, as if it were currently redeemable by the holder of the put option under the terms of the put arrangement, was $22.8 million as of March 31, 2012 and December 31, 2011.

The following table represents the changes in the redeemable noncontrolling interest for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Balance at beginning of period	$17,831	$14,449
Net (loss)/income attributable to redeemable noncontrolling interest	(273)	588
Distributions paid or payable	—	(769)
Adjustment of the noncontrolling interest measurement amount	1,225	985

Balance at end of period	$18,783	$15,253

In accordance with the limited liability company agreement of CCB, distributions due to the members of the LLC are accrued each quarter and are payable as soon as reasonably possible subsequent to each quarter end.

8.	Goodwill and Intangible Assets, net:

In connection with the Company’s previous business acquisitions, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. Pursuant to ASC 350, goodwill is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2011, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2011, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through March 31, 2012 that would indicate a triggering event and thereby necessitate an impairment charge to goodwill or the other intangible assets. Accordingly, there were no impairment losses during the three months ended March 31, 2012 and 2011. The Company expects to perform its next annual goodwill review during the fourth quarter of 2012. At March 31, 2012 and December 31, 2011, the carrying value of goodwill was $97.5 million and $61.7 million, respectively. See Note 9 for more information. The following table represents the changes in goodwill for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Balance at beginning of period	$61,678	$61,678
Acquisition of MHH	34,270	—
Foreign currency translation adjustment	1,532	—

Balance at end of period	$97,480	$61,678

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Intangible assets, excluding goodwill, consist of the following at March 31, 2012 and December 31, 2011 (amounts in thousands):

	March 31, 2012		December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Client and customer relationships	$43,086	$19,077	$30,777	$17,950
Non-compete agreements	3,742	2,971	3,103	2,771
Trademarks	3,619	1,220	2,500	1,063

Total	$50,447	$23,268	$36,380	$21,784

Increases in the gross amounts of intangible assets during the three months ended March 31, 2012 relate to the purchase of MHH on January 16, 2012. The combined original weighted average amortization period related to the acquired intangible assets of MHH is 13.4 years. In accordance with ASC 350, the Company is amortizing the intangible assets over the estimated useful lives as indicated:

	Acquisition Date	Customer Relationships	Non-Compete Agreements	Trademarks
MHH	January 16, 2012	15 years	1 year	3 years

Total amortization expense for the three months ended March 31, 2012 and 2011 was $1.5 million and $1.3 million, respectively. The Company reviews these intangible assets at least annually for impairment.

9.	Business Acquisition:

On January 16, 2012, the Company acquired 100% of the equity interest in MHH. The transaction was completed in cash at a price of £33.5 million (approximately $51.3 million). The Company financed the acquisition with borrowings under its existing line of credit. Based in Kilmarnock, Scotland, MHH employs approximately 170 people and offers outsourced and contingent consumer debt recovery on behalf of banks, credit providers and debt purchasers, as well as distressed and dormant niche portfolio purchasing. The acquisition of MHH expands the Company’s presence into new geographical markets outside the United States, further diversifying its revenues and available service offerings.

The Company accounted for this purchase in accordance with ASC Topic 805, “Business Combinations.” Under this guidance, an entity is required to recognize the assets acquired, liabilities assumed and the consideration given at their fair value on the acquisition date. The following tables summarize the fair value of the consideration given for MHH, as well as the fair value of the assets acquired and liabilities assumed as of the January 16, 2012 acquisition date.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Recognized amounts of identifiable assets and liabilities are as follows (amounts in thousands):

Purchase price	$51,258
Cash	(2,606)
Finance receivables, net	(3,906)
Accounts receivable	(2,038)
Prepaid expenses (included in other assets)	(330)
Customer relationships	(11,782)
Non-compete agreements	(612)
Trademarks	(1,071)
Fixed assets	(814)
Accounts payable	3,501
Accrued expenses	1,461
Income tax payable	1,209

Goodwill	$34,270

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

10.	Share-Based Compensation:

The Company follows the provisions of FASB ASC Topic 718 “Compensation-Stock Compensation” (“ASC 718”) with respect to its stock plan. As of March 31, 2012, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program (“LTI”) is estimated to be $4.8 million with a weighted average remaining life for all nonvested shares of 2.2 years (not including nonvested shares granted under the LTI Programs). As of March 31, 2012, there are no future compensation costs related to stock options and there are no remaining vested stock options to be exercised. Based upon historical data, the Company used an annual forfeiture rate of 14% for stock options and 15-40% for nonvested shares for most of the employee grants. Grants made to key employees and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group.

Total share-based compensation expense was approximately $2.3 million and $2.6 million for the three months ended March 31, 2012 and 2011, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the provisions of ASC 718 (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $2.7 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively.

Nonvested Shares

With the exception of the awards made pursuant to the LTI Program and a few employee and director grants, the nonvested shares generally vest ratably over three to five years and are expensed over their vesting period.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following summarizes all nonvested share transactions (excluding shares granted under the LTI Programs) from December 31, 2010 through March 31, 2012 (amounts in thousands, except per share amounts):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2010	91	$47.89
Granted	48	76.59
Vested	(53)	55.97
Cancelled	(5)	50.34

December 31, 2011	81	59.31
Granted	43	62.19
Vested	(22)	56.62

March 31, 2012	102	$61.09

The total grant date fair value of shares vested during the three months ended March 31, 2012 and 2011 was approximately $1.2 million and $1.7 million, respectively.

Long-Term Incentive Programs

Pursuant to the Amended Plan, on January 20, 2009, January 14, 2010, January 14, 2011 and January 9, 2012, the Compensation Committee approved the grant of 108,720, 53,656, 73,914, and 65,647 performance and market based nonvested shares, respectively. All shares granted under the LTI Programs were granted to key employees of the Company. The 2009 grant was performance based and cliff vested after the requisite service period if certain financial goals were met. The goals were based upon diluted earnings per share (“EPS”) totals for 2009, the return on owners’ equity for the three year period beginning on January 1, 2009 and ending December 31, 2011, and the relative total stockholder return as compared to a peer group for the same three year period. The Company expensed the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2009. The EPS component of the 2009 plan was not achieved and therefore no compensation expense was recognized relative to this component. The return on owners’ equity and relative total stockholder return components have been achieved at 98% and 145%, respectively, and the awards were paid to participants during the first quarter of 2012.

The 2010 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon diluted EPS totals for 2010, the return on owners’ equity for the three year period beginning on January 1, 2010 and ending December 31, 2012, and the relative total stockholder return as compared to a peer group for the same three year period. For each component, the number of shares vested can double if the financial goals are exceeded and no shares will vest if the financial goals are not met. The EPS component of the 2010 plan was achieved at 190% and these shares vested at 50% on December 31, 2011 and the remaining 50% will vest on December 31, 2012. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2010. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome.

The 2011 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for 2011, the return on owners’ equity for the three year period beginning on January 1, 2011 and ending December 31, 2013, and the relative total stockholder return as compared to a peer group for the same three year period. For each component, the number of shares vested can double if the financial goals are exceeded and no shares will vest if the financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2011. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. The EBITDA component of the 2011 plan was achieved at 200% and these shares will vest 50% on December 31, 2012 and December 31, 2013.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The 2012 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon the Company’s EBITDA for 2012, the return on owners’ equity for the three year period beginning on January 1, 2012 and ending December 31, 2014, and the relative total stockholder return as compared to a peer group for the same three year period. For each component, the number of shares vested can double if the financial goals are exceeded and no shares will vest if the financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2012. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome.

At March 31, 2012, total future compensation costs, assuming the current estimated levels are achieved, related to nonvested share awards granted under the 2010, 2011 and 2012 LTI Programs are estimated to be approximately $7.9 million. The Company assumed a 7.5% forfeiture rate for this grant and the remaining shares have a weighted average life of 1.66 years at March 31, 2012.

11.	Income Taxes:

The Company follows the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There were no unrecognized tax benefits at both March 31, 2012 and 2011.

The Company was notified on June 21, 2007 that it was being examined by the U.S. Internal Revenue Service (the “IRS”) for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. The Company believes it has sufficient support for the technical merits of its positions and that it is more likely than not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary. On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005. There are three possible courses of action in response to a Notice of Deficiency: (1) pay the assessment and close the audit, (2) pay the assessed tax and interest and then file a refund suit in United States District Court, or (3) file a petition in United States Tax Court, which does not require a payment up front of the assessed tax and interest. The Company subsequently filed a petition in United States Tax Court to which the IRS responded on January 12, 2012. If the Company is unsuccessful in tax court, it can appeal to the federal Circuit Court of Appeals. Payment of the assessed taxes and interest could have an adverse affect on the Company’s financial condition, be material to the Company’s results of operations, and possibly require additional financing from other sources. In accordance with the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points. An additional two percentage points applies to large corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code. The Company files taxes in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. In 2011, the IRS expanded the audit to include the tax years ended December 31, 2010, 2009 and 2008.

At March 31, 2012, the tax years subject to examination by the major taxing jurisdictions, including the IRS, are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2007, 2006 and 2005 tax years were extended through December 31, 2011; however, because the IRS issued the Notice of Deficiency prior to December 31, 2011, the period for assessment is suspended until a decision of the Tax Court becomes final.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

ASC 740 requires the recognition of interest, if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. No interest or penalties were accrued or reversed in the first three months ended March 31, 2012 or 2011.

12.	Earnings per Share:

Basic EPS are computed by dividing net income available to common stockholders of PRA Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of stock options and nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be received upon assumed exercise. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three months ended March 31, 2012 and 2011 (amounts in thousands, except per share amounts):

	For the three months ended March 31,
	2012			2011
	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$25,462	17,196	$1.48	$23,121	17,092	$1.35
Dilutive effect of nonvested share awards		71			107

Diluted EPS	$25,462	17,267	$1.47	$23,121	17,199	$1.34

There were no antidilutive options outstanding for the three months ended March 31, 2012 and 2011.

13.	Commitments and Contingencies:

Employment Agreements:

The Company has employment agreements, most of which expire on December 31, 2014, with all of its executive officers and with several members of its senior management group. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Future compensation under these agreements is approximately $15.7 million. The agreements also contain confidentiality and non-compete provisions.

Leases:

The Company is party to various operating and capital leases with respect to its facilities and equipment. For further discussion of these leases please refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed for the year ended December 31, 2011.

Forward Flow Agreements:

The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at March 31, 2012 is approximately $212.5 million.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Redeemable Noncontrolling Interest:

In connection with the Company’s acquisition of 62% of the membership units of CCB on March 15, 2010, the Company acquired the right to purchase the remaining 38% of the membership units of CCB not held by the Company at a predetermined price within the next four years. Also, the owners of the noncontrolling interest can require the Company to purchase their respective interest during the period beginning on March 1, 2012 and ending on February 28, 2018. While the actual amount or timing of any future payment is unknown at this time, the maximum amount of consideration to be paid for the 38% interest is $22.8 million.

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

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

14.	Fair Value Measurements and Disclosures:

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

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$28,068	$28,068	$26,697	$26,697
Finance receivables, net	945,242	1,297,822	926,734	1,269,277

Financial liabilities:
Line of credit	$265,000	$265,000	$220,000	$220,000
Long-term debt	936	936	1,246	1,246

As of March 31, 2012, and December 31, 2011, the Company did not account for any financial assets or financial liabilities at fair value. As defined by FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Those levels of input are summarized as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.

•

Level 2 – Observable inputs other than Level 1 quoted prices, such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 – Unobservable inputs that are supported by little or no market activity. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques as well as instruments for which the determination of fair value requires significant management judgment or estimation.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Cash and cash equivalents: The carrying amount approximates fair value and quoted prices for identical assets can be found in active markets. Accordingly, the Company estimates the fair value of cash and cash equivalents using level 1 inputs.

Finance receivables, net: The Company records purchased receivables at cost, which represents a significant discount from the contractual receivable balances due. The Company computed the estimated fair value of these receivables using proprietary pricing models that the Company utilizes to make portfolio purchase decisions. Accordingly, the Company’s fair value estimates use level 3 inputs as there is little observable market data available and management is required to use significant judgment in its estimates.

Line of credit: The carrying amount approximates fair value due to the short-term nature of the interest rate periods and the observable quoted prices for similar instruments in active markets. Accordingly, the Company uses Level 2 inputs for its fair value estimates.

Long-term debt: The carrying amount approximates fair value, as the interest rates approximate the rate currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers. Accordingly, the Company uses Level 2 inputs for its fair value estimates.

15.	Stockholders’ Equity:

On February 2, 2012, the Board of Directors of the Company authorized a share repurchase program of up to $100 million of the Company’s outstanding shares of common stock. The program is administered by a special committee of the Company’s Board of Directors. Repurchases would depend on prevailing market conditions and other factors. The repurchase program may be suspended or discontinued at any time. During the first quarter of 2012, the Company repurchased and retired 30,600 shares at an average price of $68.02 (including acquisition costs).

16.	Recent Accounting Pronouncements:

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments in ASU 2011-04 generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The provisions of ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. The Company adopted ASU 2011-04 on January 1, 2012, and has included the required disclosures in its notes to its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income” (Topic 220) to amend its accounting guidance on the presentation of other comprehensive income (“OCI”) in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity and provides two options for presenting OCI: in a statement included in the statements of comprehensive income or in a separate statement immediately following the statements of comprehensive income. The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 on January 1, 2012, and has included the required disclosures in its consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other” (Topic 350): “Testing Goodwill for Impairment” to amend the accounting guidance on goodwill impairment testing. The amended guidance reduces the complexity and costs of goodwill impairment testing by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amended guidance also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted ASU 2011-08 on January 1, 2012 which had no material impact on its consolidated financial statements.

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

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the discussion of “Business” and “Risk Factors” described in our 2011 Annual Report on Form 10-K, filed on February 28, 2012.

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

Overview

The Company is a specialized financial and business services company. Our primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. We also service receivables on behalf of clients on either a commission or transaction-fee basis as well as providing class action claims settlement recovery services and related payment processing to our corporate clients.

The Company is headquartered in Norfolk, Virginia, and employs approximately 3,000 team members. The Company’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “PRAA.”

On January 16, 2012, we acquired 100% of the equity interest in MHH. Based in Kilmarnock, Scotland, MHH employs approximately 170 people and offers outsourced and contingent consumer debt recovery on behalf of banks, credit providers and debt purchasers, as well as distressed and dormant niche portfolio purchasing.

Earnings Summary

During the first quarter of 2012, net income attributable to the Company was $25.5 million, or $1.47 per diluted share, compared with $23.1 million, or $1.34 per diluted share, in the first quarter of 2011. Total revenue was $140.1 million in the first quarter of 2012, up 25.4% from the same quarter one year earlier. Revenues in the recently completed quarter consisted of $124.2 million in income recognized on finance receivables, net of allowance charges, and $15.9 million in fee income. Income recognized on finance receivables, net of allowance charges, increased $28.2 million, or 29.4%, over the same period in 2011, primarily as a result of a significant increase in cash collections. Cash collections were $218.0 million in the first quarter of 2012, up 30.8% or $51.3 million as compared to the first quarter of 2011. During the quarter, we recorded $0.5 million in net allowance charges, compared with $4.0 million in the comparable quarter of 2011. Our performance has been positively impacted by operational efficiencies surrounding the cash collections process, including the continued refinement of dialer technology and account scoring analytics as it relates to both legal and non-legal collection channels. Additionally, we have continued to develop our internal legal collection staff resources, which enables us to place accounts into that channel that otherwise would have been prohibitively expensive for legal action and to collect these accounts more efficiently and profitably.

Fee income increased from $15.8 million in the first quarter of 2011 to $15.9 million in the first quarter of 2012 primarily due to the acquisition of MHH in the first quarter of 2012 as well as increased revenue generated by our PRA Government Services (“PRA GS”) business offset by declines in fee income generated by our PRA Location Services (“PLS”) business and our claims processing business. The decline from PLS is due primarily to the adverse impact of the economic slowdown on automobile financing and related collateral recovery activities.

A summary of how our income was generated during the three months ended March 31, 2012 and 2011 is as follows:

	For the Three Months Ended March 31,
($ in thousands)	2012	2011
Cash collections	$217,996	$166,717
Amortization of finance receivables	(93,276)	(66,703)
Allowance charges	(494)	(4,040)

Finance receivable income	124,226	95,974
Fee income	15,920	15,803

Total revenue	$140,146	$111,777

Operating expenses were $95.7 million in the first quarter of 2012, up 38.6% over the first quarter of 2011, due primarily to increases in compensation expense, legal collection costs, legal collection fees, outside fees and services and communications expense. Compensation expense increased primarily as a result of larger staff sizes, including the acquisition of MHH on January 16, 2012. Compensation and employee services expenses increased as total employees grew 21.4% to 3,014 as of March 31, 2012, from 2,482 as of March 31, 2011. Legal collection costs were $23.7 million for the three months ended March 31, 2012 compared to $9.3 million for the three months ended March 31, 2011, an increase of $14.4 million or 154.8%. This increase was the result of an increased portfolio size as well as a refinement of our internal scoring methodology that expanded our account selections for legal action. This strategy to expand the accounts brought into the legal collection process resulted in significant initial expenses, which is expected to help drive additional future cash collections and revenue. Legal collection fees increased from $5.7 million in the first quarter of 2011 to $7.6 million in the first quarter of 2012, an increase of $1.9 million or 33.3%. This increase was the result of an increase in cash collections from outside attorneys from $25.4 million in the three months ended March 31, 2011 to $34.9 million for the three months ended March 31, 2012, an increase of $9.5 million or 37.4%. Outside fees and services increased primarily as a result of legal related expenses as well as increases in costs related to software development. Communication expenses increased primarily due to a growth in mailings resulting from an increase in special letter campaigns and a greater number of finance receivables to work.

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

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Income recognized on finance receivables, net	88.6%	85.9%
Fee income	11.4%	14.1%

Total revenues	100.0%	100.0%
Operating expenses:
Compensation and employee services	28.3%	30.6%
Legal collection fees	5.4%	5.1%
Legal collection costs	16.9%	8.4%
Agent fees	1.2%	2.4%
Outside fees and services	4.2%	3.1%
Communication expenses	5.9%	5.6%
Rent and occupancy	1.1%	1.3%
Depreciation and amortization	2.6%	2.9%
Other operating expenses	2.7%	2.6%

Total operating expenses	68.3%	62.0%

Income from operations	31.7%	38.0%
Other income and (expense):
Interest income	0.0%	0.0%
Interest expense	(1.9%)	(2.6%)

Income before income taxes	29.8%	35.4%
Provision for income taxes	11.8%	14.4%

Net income	18.0%	21.0%

Less net loss/(income) attributable to redeemable noncontrolling interest	0.2%	(0.5%)

Net income attributable to Portfolio Recovery Associates, Inc.	18.2%	20.5%

We use the following terminology throughout our reports:

•	“Allowance charges” refers to a reduction in income recognized on finance receivables on pools of finance receivables whose cash collection estimates are not received or projected to not be received.

•	“Amortization rate” refers to cash collections applied to principal on finance receivables as a percentage of total cash collections.

•	“Buybacks” refers to purchase price refunded by the seller due to the return of non-compliant accounts.

•	“Cash collections” refers to collections from customers on our owned portfolios.

•	“Cash receipts” refers to collections on our owned portfolios plus fee income.

•

“Core” accounts or portfolios refer to accounts or portfolios that are defaulted consumer receivables and are not in a bankrupt status upon purchase. These accounts are aggregated separately from purchased bankruptcy accounts. Core accounts do not include the accounts we purchase in the United Kingdom.

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

Three Months Ended March 31, 2012 Compared To Three Months Ended March 31, 2011

Revenues

Total revenues were $140.1 million for the three months ended March 31, 2012, an increase of $28.3 million, or 25.3%, compared to total revenues of $111.8 million for the three months ended March 31, 2011.

Income Recognized on Finance Receivables, net

Income recognized on finance receivables, net was $124.2 million for the three months ended March 31, 2012, an increase of $28.2 million, or 29.4%, compared to income recognized on finance receivables, net of $96.0 million for the three months ended March 31, 2011. The increase was primarily due to an increase in cash collections on our finance receivables to $218.0 million for the three months ended March 31, 2012, from $166.7 million for the three months ended March 31, 2011, an increase of $51.3 million or 30.8%. During the three months ended March 31, 2012, excluding the initial investment in the MHH portfolio, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $1.46 billion at a cost of $111.4 million. During the three months ended March 31, 2011, we acquired defaulted consumer receivable portfolios with an aggregate face value of $1.49 billion at a cost of $107.9 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period’s buying.

Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended March 31, 2012, we recorded net allowance charges of $0.5 million, of which $1.0 million related to purchased bankruptcy portfolios primarily purchased in 2008, offset by a net allowance reversal of $0.5 million on Core portfolios. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relates to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff.

Fee Income

Fee income was $15.9 million for the three months ended March 31, 2012, an increase of $0.1 million, or 0.6%, compared to fee income of $15.8 million for the three months ended March 31, 2011. Fee income increased due to the addition of MHH in the first quarter of 2012 as well as increased revenue generated by our PRA GS business offset by declines in fee income generated by our PLS business and our claims processing business. The decline associated with PLS is due primarily to the adverse impact of the economic slowdown on automobile financing and related collateral recovery activities, while the decline in our claims processing fee income relates to the variable nature in which claim filings are settled.

Operating Expenses

Total operating expenses were $95.7 million for the three months ended March 31, 2012, an increase of $26.6 million or 38.5% compared to total operating expenses of $69.1 million for the three months ended March 31, 2011. Total operating expenses were 40.9% of cash receipts for the three months ended March 31, 2012 compared to 37.8% for the same period in 2011.

Compensation and Employee Services

Compensation and employee services expenses were $39.7 million for the three months ended March 31, 2012, an increase of $5.5 million, or 16.1%, compared to compensation and employee services expenses of $34.2 million for the three months ended March 31, 2011. Compensation expense increased primarily as a result of larger staff sizes, including the addition of new employees as a result of the acquisition of MHH on January 16, 2012. Compensation and employee services expenses increased as total employees grew 21.4% to 3,014 as of March 31, 2012, from 2,482 as of March 31, 2011. Compensation and employee services expenses as a percentage of cash receipts decreased to 17.0% for the three months ended March 31, 2012, from 18.7% of cash receipts for the same period in 2011.

Legal Collection Fees

Legal collection fees represent the contingent fees for the cash collections generated by our independent third party attorney network. Legal collection fees were $7.6 million for the three months ended March 31, 2012, an increase of $1.9 million, or 33.3%, compared to legal collection fees of $5.7 million for the three months ended March 31, 2011. This increase was the result of an increase in our external legal collections which increased $9.5 million or 37.4%, from $25.4 million for the three months ended March 31, 2011 to $34.9 million for the three months ended March 31, 2012. Legal collection fees for the three months ended March 31, 2012 were 3.3% of cash receipts, compared to 3.1% for the three months ended March 31, 2011.

Legal Collection Costs

Legal collection costs are costs paid to courts where a lawsuit is filed. It also includes the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $23.7 million for the three months ended March 31, 2012, an increase of $14.4 million, or 154.8%, compared to legal collection costs of $9.3 million for the three months ended March 31, 2011. This increase was the result of an increased portfolio size as well as a refinement of our internal scoring methodology that expanded our account selections for legal action. This strategy to expand the accounts brought into the legal collection process resulted in significant initial expenses, which is expected to help drive additional future cash collections and revenue. These legal collection costs represent 10.1% and 5.1% of cash receipts for the three month periods ended March 31, 2012 and 2011, respectively.

Agent Fees

Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $1.6 million for the three months ended March 31, 2012, a decrease of $1.0 million, or 38.5%, compared to agent fees of $2.6 million for the three months ended March 31, 2011. The decrease was primarily due to a decline in agent fees related to reduced business activity associated with PRA LS.

Outside Fees and Services

Outside fees and services expenses were $5.9 million for the three months ended March 31, 2012, an increase of $2.5 million or 73.5% compared to outside fees and services expenses of $3.4 million for the three months ended March 31, 2011. Of the $2.5 million increase, $1.1 million increase was attributable to an increase in corporate legal expense and the remaining $1.4 million increase was attributable to other outside fees and services including increases in non-capitalized software development costs.

Communication Expenses

Communication expenses were $8.3 million for the three months ended March 31, 2012, an increase of $2.0 million, or 31.7%, compared to communications expenses of $6.3 million for the three months ended March 31, 2011. The increase was primarily due to additional postage expense resulting from an increase in special letter campaigns. The remaining increase was attributable to higher telephone expenses driven by a greater number of finance receivables to work, as well as a significant expansion of our dialer capacity and a resulting increase in the number of calls generated by the dialer. Mailings were responsible for 95.0% or $1.9 million of this increase, while the remaining 5.0% or $0.1 million was attributable to increased call volumes.

Rent and Occupancy

Rent and occupancy expenses were $1.6 million for the three months ended March 31, 2012, an increase of $0.2 million, or 14.3%, compared to rent and occupancy expenses of $1.4 million for the three months ended March 31, 2011. The increase was primarily due to the additional space leased for our Birmingham call center operations, the addition of our MHH foreign operations as well as increased utility charges.

Depreciation and Amortization

Depreciation and amortization expenses were $3.7 million for the three months ended March 31, 2012, an increase of $0.5 million or 15.6% compared to depreciation and amortization expenses of $3.2 million for the three months ended March 31, 2011. The increase was primarily due to the additional depreciation and amortization expense incurred as a result of the acquisition of the tangible and intangible assets of MHH.

Other Operating Expenses

Other operating expenses were $3.7 million for the three months ended March 31, 2012, an increase of $0.8 million or 27.6% compared to other operating expenses of $2.9 million for the three months ended March 31, 2011. Of the $0.8 million increase, $0.5 increase was primarily attributable to additional taxes, fees and licenses and other operating expenses incurred by our MHH. The majority of the remaining $0.3 million increase is attributable to increases in gross receipts taxes incurred as a result of a growth in our revenues.

Interest Income

Interest income was $1,000 and $0 for the three months ended March 31, 2012 and 2011, respectively.

Interest Expense

Interest expense was $2.7 million for the three months ended March 31, 2012, a decrease of $0.2 million compared to interest expense of $2.9 million for the three months ended March 31, 2011. The decrease was primarily due to a decrease in our average borrowings under our revolving credit facility for the three months ended March 31, 2012 compared to the same period in 2011 partially offset by an increase in our weighted average interest rate, which increased to 3.8% for the three months ended March 31, 2012, compared to 3.6% for the three months ended March 31, 2011.

Provision for Income Taxes

Income tax expense was $16.6 million for the three months ended March 31, 2012, an increase of $0.5 million, or 3.1%, compared to income tax expense of $16.1 million for the three months ended March 31, 2011. The increase is primarily due to an increase of 4.8% in income before taxes for the three months ended March 31, 2012, compared to the same period in 2011, offset by a decrease in the effective tax rate to 39.7% for the three months ended March 31, 2012, compared to an effective tax rate of 40.5% for the same period in 2011. The decrease in the effective tax rate is primarily attributable to a decrease in the state effective tax rate due to a change in the mix of income apportionment between various states.

Below are certain key financial data and ratios for the periods indicated:

FINANCIAL HIGHLIGHTS

	Three Months Ended
	March 31,		%
	2012	2011	Change
EARNINGS (in thousands)
Income recognized on finance receivables, net	$124,226	$95,974	29%
Fee income	15,920	15,803	1%
Total revenues	140,146	111,777	25%
Operating expenses	95,725	69,072	39%
Income from operations	44,421	42,705	4%
Net interest expense	2,652	2,867	-7%
Net income	25,189	23,709	6%
Net income attributable to Portfolio Recovery Associates, Inc.	25,462	23,121	10%

PERIOD-END BALANCES (in thousands)
Cash and cash equivalents	$28,068	$35,443	-21%
Finance receivables, net	945,242	866,992	9%
Goodwill and intangible assets, net	124,659	78,893	58%
Total assets	1,142,026	1,020,099	12%
Line of credit	265,000	290,000	-9%
Total liabilities	502,531	489,136	3%
Total equity	620,712	515,710	20%

FINANCE RECEIVABLE COLLECTIONS (dollars in thousands)
Cash collections	$217,996	$166,717	31%
Principal amortization without allowance charges	93,276	66,703	40%
Principal amortization with allowance charges	93,770	70,743	33%
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	43.0%	42.4%	1%
Excluding fully amortized pools	44.8%	45.3%	-1%

ALLOWANCE FOR FINANCE RECEIVABLES (dollars in thousands)
Balance at period-end	$87,065	$80,447	8%
Allowance charge	494	4,040	-88%
Allowance charge to period-end net finance receivables	0.05%	0.47%	-89%
Allowance charge to net finance receivable income	0.40%	4.21%	-91%
Allowance charge to cash collections	0.23%	2.42%	-91%

PURCHASES OF FINANCE RECEIVABLES (1) (dollars in thousands)
Purchase price - core	$52,104	$61,294	-15%
Face value - core	972,268	1,008,758	-4%
Purchase price - bankruptcy	56,892	46,607	22%
Face value - bankruptcy	368,447	482,941	-24%
Purchase price - total	108,996	107,901	1%
Face value - total	1,340,715	1,491,699	-10%
Number of portfolios - total	82	79	4%

ESTIMATED REMAINING COLLECTIONS (1) (in thousands)
Estimated remaining collections - core	$1,226,292	$1,040,140	18%
Estimated remaining collections - bankruptcy	796,161	753,130	6%
Estimated remaining collections - total	2,022,453	1,793,270	13%

SHARE DATA (share amounts in thousands)
Net income per common share - diluted	$1.47	$1.34	10%
Weighted average number of shares outstanding - diluted	17,267	17,199	0%
Shares repurchased	30,600	—	100%
Average price paid per share repurchased (including acquisitions costs)	$68.02	—	100%
Closing market price	$71.72	$85.13	-16%

RATIOS AND OTHER DATA (dollars in thousands)
Return on average equity (2)	16.70%	18.25%	-8%
Return on revenue (3)	17.97%	21.21%	-15%
Operating margin (4)	31.70%	38.21%	-17%
Operating expense to cash receipts (5)	40.92%	37.84%	8%
Debt to equity (6)	42.84%	56.64%	-24%
Number of collectors	1,934	1,486	30%
Number of employees	3,014	2,482	21%
Cash receipts (5)	$233,916	$182,520	28%
Line of credit - unused portion at period end	142,500	117,500	21%

(1)	Domestic portfolio only
(2)	Calculated as annualized net income divided by average equity for the period
(3)	Calculated as net income divided by total revenues
(4)	Calculated as income from operations divided by total revenues
(5)	“Cash receipts” is defined as cash collections plus fee income
(6)	For purposes of this ratio, “debt” equals the line of credit balance plus long-term debt

FINANCIAL HIGHLIGHTS

	For the Quarter Ended
	March 31 2012	December 31 2011	September 30 2011	June 30 2011	March 31 2011
EARNINGS (in thousands)
Income recognized on finance receivables, net	$124,226	$102,743	$102,875	$100,303	$95,974
Fee income	15,920	15,344	11,401	14,492	15,803
Total revenues	140,146	118,087	114,276	114,795	111,777
Operating expenses	95,725	72,134	70,447	70,415	69,072
Income from operations	44,421	45,953	43,830	45,536	42,705
Net interest expense	2,652	2,512	2,548	2,635	2,867
Net income	25,189	26,666	25,193	25,575	23,709
Net income attributable to Portfolio Recovery Associates, Inc.	25,462	26,590	25,506	25,574	23,121

PERIOD-END BALANCES (in thousands)
Cash and cash equivalents	$28,068	$26,697	$30,035	$25,481	$35,443
Finance receivables, net	945,242	926,734	919,478	879,515	866,992
Goodwill and intangible assets, net	124,659	76,274	76,426	77,643	78,893
Total assets	1,142,026	1,071,123	1,064,104	1,021,617	1,020,099
Line of credit	265,000	220,000	260,000	250,000	290,000
Total liabilities	502,531	457,804	478,915	463,153	489,136
Total equity	620,712	595,488	568,305	542,396	515,710

FINANCE RECEIVABLE COLLECTIONS (dollars in thousands)
Cash collections	$217,996	$180,324	$182,168	$176,281	$166,717
Principal amortization without allowance charges	93,276	74,481	78,552	73,695	66,703
Principal amortization with allowance charges	93,770	77,581	79,293	75,978	70,743
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	43.0%	43.0%	43.5%	43.1%	42.4%
Excluding fully amortized pools	44.8%	44.9%	45.7%	45.7%	45.3%

ALLOWANCE FOR FINANCE RECEIVABLES (dollars in thousands)
Balance at period-end	$87,065	$86,571	$83,471	$82,730	$80,447
Allowance charge	494	3,100	741	2,283	4,040
Allowance charge to period-end net finance receivables	0.05%	0.33%	0.08%	0.26%	0.47%
Allowance charge to net finance receivable income	0.40%	3.02%	0.72%	2.28%	4.21%
Allowance charge to cash collections	0.23%	1.72%	0.41%	1.30%	2.42%

PURCHASES OF FINANCE RECEIVABLES (1) (dollars in thousands)
Purchase price - core	$52,104	$42,532	$57,240	$52,323	$61,294
Face value - core	972,268	829,232	5,027,874	1,034,898	1,008,758
Purchase price - bankruptcy	56,892	46,360	64,848	37,204	46,607
Face value - bankruptcy	368,447	376,094	654,508	378,051	482,941
Purchase price - total	108,996	88,892	122,088	89,527	107,901
Face value - total	1,340,715	1,205,326	5,682,382	1,412,949	1,491,699
Number of portfolios - total	82	83	95	76	79

ESTIMATED REMAINING COLLECTIONS (1) (in thousands)
Estimated remaining collections - core	$1,226,292	$1,159,086	$1,154,406	$1,072,777	$1,040,140
Estimated remaining collections - bankruptcy	796,161	794,262	770,886	743,228	753,130
Estimated remaining collections - total	2,022,453	1,953,348	1,925,292	1,816,005	1,793,270

SHARE DATA (share amounts in thousands)
Net income per common share - diluted	$1.47	$1.54	$1.48	$1.48	$1.34
Weighted average number of shares outstanding - diluted	17,267	17,269	17,228	17,225	17,199
Shares repurchased	30,600	—	—	—	—
Average price paid per share repurchased (including acquisitions costs)	$68.02	—	—	—	—
Closing market price	$71.72	$67.52	$62.22	$84.79	$85.13

RATIOS AND OTHER DATA (dollars in thousands)
Return on average equity (2)	16.70%	18.18%	18.27%	19.20%	18.25%
Return on revenue (3)	17.97%	22.58%	22.05%	22.28%	21.21%
Operating margin (4)	31.70%	38.91%	38.35%	39.67%	38.21%
Operating expense to cash receipts (5)	40.92%	36.87%	36.39%	36.91%	37.84%
Debt to equity (6)	42.84%	37.15%	46.02%	46.43%	56.64%
Number of collectors	1,934	1,658	1,520	1,517	1,486
Number of employees	3,014	2,641	2,504	2,504	2,482
Cash receipts (5)	$233,916	$195,668	$193,569	$190,773	$182,520
Line of credit - unused portion at period end	142,500	187,500	147,500	157,500	117,500

(1)	Domestic portfolio only
(2)	Calculated as annualized net income divided by average equity for the period
(3)	Calculated as net income divided by total revenues
(4)	Calculated as income from operations divided by total revenues
(5)	“Cash receipts” is defined as cash collections plus fee income
(6)	For purposes of this ratio, “debt” equals the line of credit balance plus long-term debt

Supplemental Performance Data

Domestic Owned Portfolio Performance:

The following tables show certain data related to our domestic owned portfolio. These tables describe the purchase price, actual cash collections and future estimates of cash collections, income recognized on finance receivables (gross and net of allowance charges), principal amortization, allowance charges, net finance receivable balances and related multiples. Further, these tables disclose our entire domestic portfolio, as well as its subsets: the portfolio of purchased bankrupt accounts and our Core portfolio which are further broken down into year-to-date and life-to-date tables. The accounts represented in the purchased bankruptcy tables are those portfolios of accounts that were bankrupt at the time of purchase. This contrasts with accounts that file for bankruptcy after we purchase them, which continue to be tracked in their corresponding Core portfolio. Our United Kingdom portfolio is not significant and is therefore not included in these tables.

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

The purchase price multiples (the ratio of total estimated collections to purchase price) from 2005 through the first quarter of 2012 described in the tables below are lower than multiples in previous years. This trend is primarily, but not entirely, related to pricing competition. When competition increases, and/or supply decreases so that pricing becomes negatively impacted on a relative basis (total lifetime collections in relation to purchase price), yields tend to trend lower. The opposite occurs when pricing trends are favorable.

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

Domestic Portfolio Data - Life-to-Date

Entire Portfolio

		Inception through March 31, 2012					As of March 31, 2012
($ in thousands)		Actual Cash	Income			Income
Purchase Period	Purchase Price	Collections Including Cash Sales	Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
1996	$3,080	$10,152	$7,029	$3,123	$0	$7,029	$0	$82	$10,234	332%
1997	7,685	25,340	17,236	8,104	0	17,236	0	202	25,542	332%
1998	11,089	36,990	26,003	10,987	0	26,003	0	424	37,414	337%
1999	18,898	68,379	49,205	19,174	0	49,205	0	1,317	69,696	369%
2000	25,020	113,991	88,795	25,196	0	88,795	0	3,520	117,511	470%
2001	33,481	171,380	137,027	34,353	0	137,027	0	4,958	176,338	527%
2002	42,325	191,646	149,321	42,325	0	149,321	0	8,168	199,814	472%
2003	61,448	254,623	193,175	61,448	0	193,175	0	13,781	268,404	437%
2004	59,176	189,039	131,061	57,978	1,200	129,861	0	12,982	202,021	341%
2005	143,169	291,628	175,602	116,026	16,590	159,012	10,553	19,619	311,247	217%
2006	107,693	190,961	119,449	71,512	20,315	99,134	15,865	27,090	218,051	202%
2007	258,392	416,948	231,857	185,091	19,565	212,292	53,731	95,339	512,287	198%
2008	275,160	379,407	223,469	155,938	29,395	194,074	89,792	145,637	525,044	191%
2009	281,446	468,207	302,090	166,117	0	302,090	115,329	323,285	791,492	281%
2010	358,166	364,189	208,658	155,531	0	208,658	202,659	471,352	835,541	233%
2011	399,462	133,533	77,750	55,783	0	77,750	343,679	701,469	835,002	209%
2012	109,104	3,543	2,690	853	0	2,690	108,238	193,228	196,771	180%

Total	$2,194,794	$3,309,956	$2,140,417	$1,169,539	$87,065	$2,053,352	$939,846	$2,022,453	$5,332,409	243%

Purchased Bankruptcy Portfolio
		Inception through March 31, 2012					As of March 31, 2012
($ in thousands)		Actual Cash	Income			Income
Purchase Period	Purchase Price	Collections Including Cash Sales	Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
1996-2003	$0	$0	$0	$0	$0	$0	$0	$0	$0	0%
2004	7,468	14,325	8,056	6,269	1,200	6,856	0	154	14,479	194%
2005	29,301	43,289	14,682	28,607	645	14,037	50	123	43,412	148%
2006	17,645	30,700	14,266	16,434	1,100	13,166	111	614	31,314	177%
2007	78,547	98,127	34,576	63,551	5,710	28,866	9,286	11,104	109,231	139%
2008	108,609	131,477	63,582	67,895	2,300	61,282	38,414	50,637	182,114	168%
2009	156,057	227,414	146,024	81,390	0	146,024	74,667	166,390	393,804	252%
2010	209,231	173,170	95,051	78,119	0	95,051	131,112	224,544	397,714	190%
2011	186,184	27,767	17,634	10,133	0	17,634	176,051	263,966	291,733	157%
2012	56,889	1,075	633	442	0	633	56,446	78,629	79,704	140%

Total	$849,931	$747,344	$394,504	$352,840	$10,955	$383,549	$486,137	$796,161	$1,543,505	182%

Core Portfolio

		Inception through March 31, 2012					As of March 31, 2012
($ in thousands)		Actual Cash	Income			Income
Purchase Period	Purchase Price	Collections Including Cash Sales	Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
1996	$3,080	$10,152	$7,029	$3,123	$0	$7,029	$0	$82	$10,234	332%
1997	7,685	25,340	17,236	8,104	0	17,236	0	202	25,542	332%
1998	11,089	36,990	26,003	10,987	0	26,003	0	424	37,414	337%
1999	18,898	68,379	49,205	19,174	0	49,205	0	1,317	69,696	369%
2000	25,020	113,991	88,795	25,196	0	88,795	0	3,520	117,511	470%
2001	33,481	171,380	137,027	34,353	0	137,027	0	4,958	176,338	527%
2002	42,325	191,646	149,321	42,325	0	149,321	0	8,168	199,814	472%
2003	61,448	254,623	193,175	61,448	0	193,175	0	13,781	268,404	437%
2004	51,708	174,714	123,005	51,709	0	123,005	0	12,828	187,542	363%
2005	113,868	248,339	160,920	87,419	15,945	144,975	10,503	19,496	267,835	235%
2006	90,048	160,261	105,183	55,078	19,215	85,968	15,754	26,476	186,737	207%
2007	179,845	318,821	197,281	121,540	13,855	183,426	44,445	84,235	403,056	224%
2008	166,551	247,930	159,887	88,043	27,095	132,792	51,378	95,000	342,930	206%
2009	125,389	240,793	156,066	84,727	0	156,066	40,662	156,895	397,688	317%
2010	148,935	191,019	113,607	77,412	0	113,607	71,547	246,808	437,827	294%
2011	213,278	105,766	60,116	45,650	0	60,116	167,628	437,503	543,269	255%
2012	52,215	2,468	2,057	411	0	2,057	51,792	114,599	117,067	224%

Total	$1,344,863	$2,562,612	$1,745,913	$816,699	$76,110	$1,669,803	$453,709	$1,226,292	$3,788,904	282%

Domestic Portfolio Data - Quarter-to-Date

Entire Portfolio

		Quarter to Date March 31, 2012					As of March 31, 2012
($ in thousands)		Actual Cash	Income			Income
Purchase Period	Purchase Price	Collections Including Cash Sales	Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
1996	$3,080	$8	$8	$0	$0	$8	$0	$82	$10,234	332%
1997	7,685	30	30	0	0	30	0	202	25,542	332%
1998	11,089	52	52	0	0	52	0	424	37,414	337%
1999	18,898	217	217	0	0	217	0	1,317	69,696	369%
2000	25,020	603	603	0	0	603	0	3,520	117,511	470%
2001	33,481	916	916	0	0	916	0	4,958	176,338	527%
2002	42,325	1,369	1,369	0	0	1,369	0	8,168	199,814	472%
2003	61,448	2,226	2,226	0	0	2,226	0	13,781	268,404	437%
2004	59,176	1,889	1,889	0	0	1,889	0	12,982	202,021	341%
2005	143,169	3,744	1,676	2,068	(1,356)	3,032	10,553	19,619	311,247	217%
2006	107,693	3,805	2,070	1,735	(100)	2,170	15,865	27,090	218,051	202%
2007	258,392	14,721	6,347	8,374	100	6,247	53,731	95,339	512,287	198%
2008	275,160	20,475	8,603	11,872	1,850	6,753	89,792	145,637	525,044	191%
2009	281,446	46,343	29,962	16,381	0	29,962	115,329	323,285	791,492	281%
2010	358,166	59,575	33,242	26,333	0	33,242	202,659	471,352	835,541	233%
2011	399,462	56,344	31,805	24,539	0	31,805	343,679	701,469	835,002	209%
2012	109,104	3,543	2,690	853	0	2,690	108,238	193,228	196,771	180%

Total	$2,194,794	$215,860	$123,705	$92,155	$494	$123,211	$939,846	$2,022,453	$5,332,409	243%

Purchased Bankruptcy Portfolio

		Quarter to Date March 31, 2012					As of March 31, 2012
($ in thousands)		Actual Cash	Income			Income
Purchase Period	Purchase Price	Collections Including Cash Sales	Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
1996-2003	$0	$0	$0	$0	$0	$0	$0	$0	$0	0%
2004	7,468	31	31	0	0	31	0	154	14,479	194%
2005	29,301	67	13	54	(36)	49	50	123	43,412	148%
2006	17,645	219	147	72	(100)	247	111	614	31,314	177%
2007	78,547	2,753	529	2,224	600	(71)	9,286	11,104	109,231	139%
2008	108,609	7,895	2,637	5,258	500	2,137	38,414	50,637	182,114	168%
2009	156,057	26,219	15,660	10,559	0	15,660	74,667	166,390	393,804	252%
2010	209,231	29,186	13,717	15,469	0	13,717	131,112	224,544	397,714	190%
2011	186,184	12,549	7,128	5,421	0	7,128	176,051	263,966	291,733	157%
2012	56,889	1,075	633	442	0	633	56,446	78,629	79,704	140%

Total	$849,931	$79,994	$40,495	$39,499	$964	$39,531	$486,137	$796,161	$1,543,505	182%

Core Portfolio

		Quarter to Date March 31, 2012					As of March 31, 2012
($ in thousands)		Actual Cash	Income			Income
Purchase Period	Purchase Price	Collections Including Cash Sales	Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
1996	$3,080	$8	$8	$0	$0	$8	$0	$82	$10,234	332%
1997	7,685	30	30	0	0	30	0	202	25,542	332%
1998	11,089	52	52	0	0	52	0	424	37,414	337%
1999	18,898	217	217	0	0	217	0	1,317	69,696	369%
2000	25,020	603	603	0	0	603	0	3,520	117,511	470%
2001	33,481	916	916	0	0	916	0	4,958	176,338	527%
2002	42,325	1,369	1,369	0	0	1,369	0	8,168	199,814	472%
2003	61,448	2,226	2,226	0	0	2,226	0	13,781	268,404	437%
2004	51,708	1,858	1,858	0	0	1,858	0	12,828	187,542	363%
2005	113,868	3,677	1,663	2,014	(1,320)	2,983	10,503	19,496	267,835	235%
2006	90,048	3,586	1,923	1,663	0	1,923	15,754	26,476	186,737	207%
2007	179,845	11,968	5,818	6,150	(500)	6,318	44,445	84,235	403,056	224%
2008	166,551	12,580	5,966	6,614	1,350	4,616	51,378	95,000	342,930	206%
2009	125,389	20,124	14,302	5,822	0	14,302	40,662	156,895	397,688	317%
2010	148,935	30,389	19,525	10,864	0	19,525	71,547	246,808	437,827	294%
2011	213,278	43,795	24,677	19,118	0	24,677	167,628	437,503	543,269	255%
2012	52,215	2,468	2,057	411	0	2,057	51,792	114,599	117,067	224%

Total	$1,344,863	$135,866	$83,210	$52,656	($470)	$83,680	$453,709	$1,226,292	$3,788,904	282%

The following graph shows the purchase price of our owned domestic portfolios by year and includes the year to date acquisition amount for the three months ended March 31, 2012. The purchase price number represents the cash paid to the seller, plus certain capitalized costs, less buybacks.

As shown in the above chart, the composition of our domestic purchased portfolios has shifted in favor of bankrupt accounts in recent years. We began buying bankrupt accounts during 2004 and slowly increased the volume of accounts we acquired through 2006 as we tested our models, refined our processes and validated our operating assumptions. After observing a high level of modeling confidence in our early purchases, we began increasing our level of purchases more dramatically commencing in 2007.

Our ability to profitably purchase and liquidate pools of bankrupt accounts provides diversity to our distressed asset acquisition business. Although we generally buy bankrupt portfolios from many of the same consumer lenders from whom we acquire Core customer portfolios, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of portfolios purchased in the bankrupt and Core markets may differ over time. We have found periods when bankrupt accounts were more profitable and other times when Core accounts were more profitable. From 2004 through 2008, our bankruptcy buying fluctuated between 13% and 39% of our total portfolio purchasing in those years. In 2009, for the first time in our history, bankruptcy purchasing exceeded that of our Core buying, finishing at 55% of total portfolio purchasing for the year and during 2010 this percentage increased to 59%. This occurred as severe dislocations in the financial markets, coupled with legislative uncertainty, caused pricing in the bankruptcy market to decline substantially, thereby driving our strategy to make advantageous bankruptcy portfolio acquisitions during this period. For 2011 and the first three months of 2012, bankruptcy buying represented 48% and 52%, respectively, of our total portfolio purchasing.

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

The following tables, which exclude any proceeds from cash sales of finance receivables, demonstrate our ability to realize significant multi-year cash collection streams on our domestic owned portfolios.

Cash Collections By Year, By Year of Purchase - Entire Domestic Portfolio

(in thousands)
Purchase	Purchase	Cash Collection Period
Period	Price	1996-2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	YTD 2012	Total
1996	$3,080	$8,521	$398	$285	$210	$237	$102	$83	$78	$68	$100	$8	$10,090
1997	7,685	19,597	1,324	1,022	860	597	437	346	215	216	187	30	24,831
1998	11,089	26,081	2,797	2,200	1,811	1,415	882	616	397	382	332	52	36,965
1999	18,898	39,895	7,336	5,615	4,352	3,032	2,243	1,533	1,328	1,139	997	217	67,687
2000	25,020	45,870	16,628	14,098	10,924	8,067	5,202	3,604	3,198	2,782	2,554	603	113,530
2001	33,481	41,879	28,003	26,717	22,639	16,048	10,011	6,164	5,299	4,422	3,791	916	165,889
2002	42,325	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	6,375	5,844	1,369	191,630
2003	61,448	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	10,422	8,945	2,226	254,623
2004	59,176	—	—	18,019	46,475	40,424	30,750	19,339	13,677	9,944	8,522	1,889	189,039
2005	143,169	—	—	—	18,968	75,145	69,862	49,576	33,366	23,733	17,234	3,744	291,628
2006	107,693	—	—	—	—	22,971	53,192	40,560	29,749	22,494	18,190	3,805	190,961
2007	258,392	—	—	—	—	—	42,263	115,011	94,805	83,059	67,088	14,721	416,947
2008	275,160	—	—	—	—	—	—	61,277	107,974	100,337	89,344	20,475	379,407
2009	281,446	—	—	—	—	—	—	—	57,338	177,407	187,119	46,343	468,207
2010	358,166	—	—	—	—	—	—	—	—	86,562	218,053	59,575	364,190
2011	399,462	—	—	—	—	—	—	—	—	—	77,190	56,344	133,534
YTD 2012	109,104											3,543	3,543

Total	$2,194,794	$196,916	$117,052	$153,404	$191,376	$236,393	$262,166	$326,699	$368,003	$529,342	$705,490	$215,860	$3,302,701

Cash Collections By Year, By Year of Purchase - Purchased Bankruptcy Portfolio
(in thousands)
Purchase	Purchase	Cash Collection Period
Period	Price	1996-2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	YTD 2012	Total
2004	$7,468	$—	$—	$743	$4,554	$3,956	$2,777	$1,455	$496	$164	$149	$31	$14,325
2005	29,301	—	—	—	3,777	15,500	11,934	6,845	3,318	1,382	466	67	43,289
2006	17,645	—	—	—	—	5,608	9,455	6,522	4,398	2,972	1,526	219	30,700
2007	78,547	—	—	—	—	—	2,850	27,972	25,630	22,829	16,093	2,753	98,127
2008	108,609	—	—	—	—	—	—	14,024	35,894	37,974	35,690	7,895	131,477
2009	156,057	—	—	—	—	—	—	—	16,635	81,780	102,780	26,219	227,414
2010	209,231	—	—	—	—	—	—	—	—	39,486	104,499	29,186	173,171
2011	186,184	—	—	—	—	—	—	—	—	—	15,218	12,549	27,767
YTD 2012	56,889	—	—	—	—	—	—		—	—	—	1,075	1,075

Total	$849,931	$—	$—	$743	$8,331	$25,064	$27,016	$56,818	$86,371	$186,587	$276,421	$79,994	$747,345

Cash Collections By Year, By Year of Purchase - Core Portfolio
(in thousands)
Purchase	Purchase	Cash Collection Period
Period	Price	1996-2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	YTD 2012	Total
1996	$3,080	$8,521	$398	$285	$210	$237	$102	$83	$78	$68	$100	$8	$10,090
1997	7,685	19,597	1,324	1,022	860	597	437	346	215	216	187	30	24,831
1998	11,089	26,081	2,797	2,200	1,811	1,415	882	616	397	382	332	52	36,965
1999	18,898	39,895	7,336	5,615	4,352	3,032	2,243	1,533	1,328	1,139	997	217	67,687
2000	25,020	45,870	16,628	14,098	10,924	8,067	5,202	3,604	3,198	2,782	2,554	603	113,530
2001	33,481	41,879	28,003	26,717	22,639	16,048	10,011	6,164	5,299	4,422	3,791	916	165,889
2002	42,325	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	6,375	5,844	1,369	191,630
2003	61,448	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	10,422	8,945	2,226	254,623
2004	51,708	—	—	17,276	41,921	36,468	27,973	17,884	13,181	9,780	8,373	1,858	174,714
2005	113,868	—	—	—	15,191	59,645	57,928	42,731	30,048	22,351	16,768	3,677	248,339
2006	90,048	—	—	—	—	17,363	43,737	34,038	25,351	19,522	16,664	3,586	160,261
2007	179,845	—	—	—	—	—	39,413	87,039	69,175	60,230	50,995	11,968	318,820
2008	166,551	—	—	—	—	—	—	47,253	72,080	62,363	53,654	12,580	247,930
2009	125,389	—	—	—	—	—	—	—	40,703	95,627	84,339	20,124	240,793
2010	148,935	—	—	—	—	—	—	—	—	47,076	113,554	30,389	191,019
2011	213,278	—	—	—	—	—	—	—	—	—	61,972	43,795	105,767
YTD 2012	52,215	—	—	—	—	—	—	—	—	—	—	2,468	2,468

Total	$1,344,863	$196,916	$117,052	$152,661	$183,045	$211,329	$235,150	$269,881	$281,632	$342,755	$429,069	$135,866	$2,555,356

When we acquire a new pool of finance receivables, our estimates typically result in a 60 - 96 month projection of cash collections, depending on the type of finance receivables acquired. The following chart shows our historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase, adjusted for buybacks, for the last ten years.

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

Owned Portfolio Personnel Performance

We measure the productivity of each collector each month. The following tables display various productivity measures that we track. The tables below contain our collector productivity metrics as defined by calendar quarter.

QTD Cash Collections per Collector Hour Paid (Domestic Portfolio Only)

	Core cash collections (1)
	2007	2008	2009	2010	2011	2012
Q1	$141	$116	$120	$135	$162	$166
Q2	$129	$115	$114	$127	$154	—
Q3	$120	$110	$111	$127	$152	—
Q4	$107	$98	$109	$129	$137	—

	Total cash collections (2)
	2007	2008	2009	2010	2011	2012
Q1	$156	$133	$147	$182	$241	$258
Q2	$142	$136	$143	$188	$243	—
Q3	$131	$134	$144	$200	$249	—
Q4	$119	$123	$148	$204	$228	—

	Non-legal cash collections (3)
	2007	2008	2009	2010	2011	2012
Q1	$108	$96	$118	$154	$204	$216
Q2	$96	$99	$116	$160	$205	—
Q3	$88	$99	$119	$170	$212	—
Q4	$80	$94	$123	$174	$194	—

	Non-legal/non-bankruptcy cash collections (4)
	2007	2008	2009	2010	2011	2012
Q1	$92	$79	$90	$106	$125	$125
Q2	$83	$78	$87	$100	$116	—
Q3	$76	$76	$87	$97	$115	—
Q4	$68	$69	$84	$98	$103	—

(1)	Represents total cash collections less purchased bankruptcy cash collections from trustee-administered accounts. This metric includes cash collections from purchased bankruptcy accounts administered by the Core call center collection floor as well as cash collections generated by our internal staff of legal collectors. This calculation does not include hours paid to our internal staff of legal collectors or to employees processing the bankruptcy-required notifications to trustees.
(2)	Represents total cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to collectors (including those in training).
(3)	Represents total cash collections less external legal cash collections. This does includes internal legal collections and all bankruptcy collections and excludes any hours associated with either of those functions.
(4)	Represents total cash collections less external legal cash collections and less purchased bankruptcy cash collections from trustee-administered accounts. This metric also does not include any labor hours associated with the bankruptcy or legal (internal or external) functions but does include internally-driven cash collections from the internal legal channel.

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

The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q12012	Q42011	Q32011	Q22011	Q12011	Q42010	Q32010	Q22010
Call Center & Other Collections	$79,805	$61,227	$63,967	$64,566	$67,377	$53,775	$51,711	$54,477
External Legal Collections	34,852	26,316	27,245	27,329	25,378	21,446	20,217	18,819
Internal Legal Collections	23,345	17,615	16,444	16,007	15,598	12,841	12,130	11,362
Purchased Bankruptcy Collections	79,994	75,166	74,512	68,379	58,364	56,301	53,319	43,748

Total Cash Collections	$217,996	$180,324	$182,168	$176,281	$166,717	$144,363	$137,377	$128,406

Rollforward of Net Finance Receivables

The following table shows the changes in finance receivables, net, including the amounts paid to acquire new portfolios (amounts in thousands).

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Balance at beginning of year	$926,734	$831,330
Acquisitions of finance receivables (1)	112,093	106,405
Foreign currency translation adjustment	185	—
Cash collections applied to principal on finance receivables (2)	(93,770)	(70,743)

Balance at end of year	$945,242	$866,992

Estimated Remaining Collections	$2,032,873	$1,793,270

(1)	Acquisitions of finance receivables is net of buybacks and includes certain capitalized acquisition related costs.
(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net of allowance charges.

Portfolios by Type and Geography (Domestic Portfolio Only)

The following table categorizes our life to date portfolio purchases as of March 31, 2012, into the major asset types represented (amounts in thousands):

Asset Type	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
Major Credit Cards	16,776	59%	$46,935,879	71%	$1,677,196	75%
Consumer Finance	5,710	20	6,900,210	10	129,925	6
Private Label Credit Cards	5,471	19	7,696,958	12	392,958	17
Auto Deficiency	636	2	4,435,749	7	45,619	2

Total:	28,593	100%	65,968,796	100%	2,245,698	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.
(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

The following table summarizes our life to date portfolio purchases as of March 31, 2012, into the delinquency categories represented (amounts in thousands).

Account Type	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
Fresh	1,881	7%	$5,225,118	8%	$478,108	21%
Primary	4,326	15	7,839,240	12	386,816	17
Secondary	4,921	17	7,814,107	12	290,718	13
Tertiary	4,002	14	5,404,334	8	75,298	3
BK Trustees	3,991	14	17,946,342	27	889,748	40
Other	9,472	33	21,739,655	33	125,010	6

Total:	28,593	100%	65,968,796	100%	2,245,698	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.
(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

We also review the geographic distribution of accounts within a portfolio because we have found that state specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.

The following table summarizes our life to date portfolio purchases as of March 31, 2012, by geographic location (amounts in thousands):

Geographic Distribution	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
California	3,007	11%	$8,689,413	13%	$291,741	13%
Texas	4,252	15	7,491,588	11	199,840	9
Florida	2,259	8	6,306,308	10	205,914	9
New York	1,639	6	3,955,168	6	122,058	5
Pennsylvania	1,032	4	2,445,225	4	82,340	4
Ohio	1,231	4	2,409,340	4	93,776	4
Illinois	1,082	4	2,293,314	3	85,898	4
North Carolina	1,007	4	2,255,337	3	75,909	3
Georgia	927	3	2,191,204	3	87,340	4
New Jersey	661	2	1,801,552	3	64,311	3
Michigan	752	3	1,768,076	3	68,585	3
Arizona	502	2	1,413,070	2	47,386	2
Virginia	753	3	1,404,939	2	52,989	2
Tennessee	607	2	1,373,275	2	52,575	2
Massachusetts	494	2	1,228,619	2	40,885	2
Indiana	461	2	1,142,523	2	48,376	2
Other (3)	7,927	25	17,799,845	27	625,775	29

Total:	28,593	100%	65,968,796	100%	2,245,698	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.
(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.
(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

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

As of March 31, 2012, cash and cash equivalents totaled $28.1 million, as compared to $26.7 million at December 31, 2011. Total debt outstanding on our $458.5 million line of credit was $265.0 million as of March 31, 2012, which represents availability of $193.5 million (subject to the borrowing base and applicable debt covenants).

We have in place forward flow commitments for the purchase of defaulted consumer receivables over the next 12 months of approximately $212.5 million as of March 31, 2012. Additionally we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements. We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit agreement would be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and a material amount of additional portfolio purchasing in excess of the currently committed flow amounts during the next twelve months.

We are cognizant of the market fundamentals in the debt purchase and company acquisition market which, because of significant supply and tight capital availability, could cause increased buying opportunities to arise. Accordingly, we filed a $150 million shelf registration during the third quarter of 2009. We issued $75.5 million of equity securities under that registration statement during February of 2010 in order to take advantage of market opportunities while retaining the ability to issue up to an additional $74.5 million of equity or debt securities under the shelf registration statement in the future. The outcome of any future transaction is subject to market conditions. In addition, on April 20, 2012, we closed a series of transactions to exercise a portion of the accordion loan feature of our existing credit thereby increasing the lenders’ commitments by $50,950,000, resulting in $458,450,000 aggregate principal amount available under our line of credit. Refer to the “Borrowings” section below for additional information on the line of credit.

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

We file income tax returns using the cost recovery method for tax revenue recognition as it relates to our debt purchasing business. We were notified on June 21, 2007 that we were being examined by the IRS for the 2005 tax year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. On April 22, 2009, we filed a formal protest of the findings contained in the examination report prepared by the IRS. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005. We subsequently filed a petition in United States Tax Court to which the IRS responded on January 12, 2012. We believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary for these tax positions. If we are unsuccessful in tax court, we can appeal to the federal Circuit Court of Appeals. If judicial appeals prove unsuccessful, we may ultimately be required to pay the related deferred taxes, any potential interest, and penalties, possibly requiring additional financing from other sources. In accordance with the Internal Revenue Code, underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points. An additional two percentage points applies to large corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code. We file taxes in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. The deferred tax liability related to revenue recognition on our debt purchasing business is $195.3 million at March 31, 2012. In 2011, the IRS expanded the audit to include the tax years ended December 31, 2010, 2009 and 2008.

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

Our operating activities provided cash of $20.1 million and $43.3 million for the three months ended March 31, 2012 and 2011, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period. The decrease was primarily due to a decrease in deferred tax expense from $14.1 million for the three months ended March 31, 2011 to $0.4 million for the three months ended March 31, 2012. This was offset by an increase in net income to $25.2 million for the three months ended March 31, 2012, from $23.7 million for the nine months ended March 31, 2011. The remaining changes were due to net changes in other accounts related to our operating activities.

Our investing activities used cash of $64.2 million and $37.8 million during the three months ended March 31, 2012 and 2011, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment and business acquisitions. The majority of the increase was due to net cash payments for business acquisitions totaling $48.7 million during the three months ended March 31, 2012, as compared to $0 during the three months ended March 31, 2011, as well as an increase in acquisitions of finance receivables, which increased from $106.4 million for the three months ended March 31, 2011 to $108.2 million for the three months ended March 31, 2012, partially offset by an increase in collections applied to principal on finance receivables from $70.7 million for the nine three ended March 31, 2011 to $93.8 million for the three months ended March 31, 2012.

Our financing activities provided cash of $44.0 million and used cash of $11.1 million during the three months ended March 31, 2012 and 2011, respectively. Cash is provided by draws on our line of credit, proceeds from equity offerings, proceeds from debt financing and stock option exercises. Cash used in financing activities is primarily driven by principal payments on our line of credit and principal payments on long-term debt. The majority of the increase was due to net cash proceeds received on our line of credit totaling $45.0 million during the three months ended March 31, 2012, compared to net repayments on our line of credit of $10.0 million during the three months ended March 31, 2011.

Cash paid for interest was $2.6 million and $2.7 million for the three months ended March 31, 2012 and 2011, respectively. Interest was paid on our line of credit and long-term debt. The decrease was primarily due to a decrease in our average borrowings under our revolving credit facility for the three months ended March 31, 2012 compared to the same period in 2011 partially offset by an increase in our weighted average interest rate, which increased to 3.8% for the three months ended March 31, 2012, compared to 3.6% for the three months ended March 31, 2011. Cash paid for income taxes was $12.5 million and $0 for the three months ended March 31, 2012 and 2011, respectively. The increase was primarily due to an increase in estimated taxable income as of March 31, 2012 for the year ending December 31, 2011 and a projected current tax loss as of March 31, 2011 for the year ended December 31, 2010.

Borrowings

On December 20, 2010, we entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). Under the terms of the Credit Agreement, the credit facility includes an aggregate principal amount available of $407.5 million (subject to the borrowing base and applicable debt covenants), consisting of a $50 million fixed rate loan that matures on May 4, 2012, which was transferred from our then existing credit agreement, and a $357.5 million revolving credit facility that matures on December 20, 2014. The revolving credit facility will be automatically increased by $50 million upon the maturity and repayment of the fixed rate loan. The fixed rate loan bears interest at a rate of 6.8% per annum, payable monthly in arrears. The revolving loans accrue interest, at our option, at either the base rate plus 1.75% per annum or the Eurodollar rate (as defined) for the applicable term plus 2.75% per annum. The base rate is the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. Interest is payable on base rate loans quarterly in arrears and on Eurodollar loans in arrears on the last day of each interest period or, if such interest period exceeds three months, every three months. Our revolving credit facility includes a $20 million swingline loan sublimit and a $20 million letter of credit sublimit. It also contains an accordion loan feature that allows us to request an increase of up to $142.5 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to the terms of the Credit Agreement. No existing lender is obligated to increase its commitment. On April 20, 2012, we closed a series of transactions to exercise a portion of the accordion loan feature of our existing credit facility with our administrative agent and our syndicate of lenders, thereby increasing the lenders’ commitments by $50,950,000, resulting in $458,450,000 aggregate principal amount available under our line of credit. Our existing lenders under the Credit Agreement provided $40,950,000 of this increase, and $10,000,000 was provided by a new lender which is now a party to the Credit Agreement. The Company may request additional increases of up to $91,550,000 under its credit facility. The Credit Agreement is secured by a first priority lien on substantially all of our assets. The Credit Agreement contains restrictive covenants and events of default include the following:

•	borrowings may not exceed 30% of the ERC of all its eligible domestic asset pools plus 75% of its eligible accounts receivable;

•	the consolidated leverage ratio (as defined in the Credit Agreement) cannot exceed 2.0 to 1.0 as of the end of any fiscal quarter;

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

At March 31, 2012, all of our borrowings under our revolving credit facility consisted of 30-day Eurodollar rate loans and base rate loans with a weighted average annual interest rate equal to 2.99%.

We had $265.0 million and $220.0 million of borrowings outstanding on our credit facility as of March 31, 2012 and December 31, 2011, respectively, of which $50 million represented borrowings under the non-revolving fixed rate loan at both dates.

We were in compliance with all covenants of our credit facility as of March 31, 2012 and December 31, 2011.

Undistributed Earnings of Foreign Subsidiaries

We intend to use remaining accumulated and future undistributed earnings of foreign subsidiaries to expand operations outside the United States; therefore, such undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States. Accordingly, no provision for U.S. federal and state income tax has been provided thereon. If management intentions change and eligible undistributed earnings of foreign subsidiaries are repatriated, taxes would be accrued and paid on such earnings.

Stockholders’ Equity

Stockholders’ equity was $620.7 at March 31, 2012 and $595.5 million at December 31, 2011. The increase was primarily attributable to $25.5 million in net income attributable to PRA during the first three months of 2012.

Contractual Obligations

Our contractual obligations as of March 31, 2012 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$23,151	$4,490	$8,604	$6,405	$3,652
Line of Credit (1)	286,698	8,149	278,549	—	—
Long-term Debt	968	553	415	—	—
Purchase Commitments (2) (3)	240,708	225,508	15,200	—	—
Employment Agreements	15,672	8,187	7,394	91	—

Total	$567,197	$246,887	$310,162	$6,496	$3,652

(1)	To the extent that a balance is outstanding on our line of credit, the revolving portion ($210 million) would be due in December 2014 and the non-revolving fixed rate sub-limit portion ($50 million) would be due in May 2012. Upon maturity of the fixed rate portion, the revolving credit facility will be automatically increased by $50 million. Therefore, for purposes of this table and the related interest calculations, the assumed maturity of the fixed rate sublimit is the same as the existing revolving portion or December 2014. This amount also includes estimated interest and unused line fees due on the line of credit for both the fixed rate and variable rate components. This estimate also assumes that the balance on the line of credit remains constant from the March 31, 2012 balance of $260.0 million and the balance is paid in full at its respective maturity.
(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $212.5 million.
(3)	This amount includes the maximum remaining purchase price of $22.8 million to be paid to acquire the noncontrolling interest of CCB.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments in ASU 2011-04 generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The provisions of ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. We adopted ASU 2011-04 on January 1, 2012, and have included the required disclosures in our notes to our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income” (Topic 220) to amend its accounting guidance on the presentation of other comprehensive income (“OCI”) in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted ASU 2011-05 on January 1, 2012, and have included the required disclosures in our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other” (Topic 350): “Testing Goodwill for Impairment” to amend the accounting guidance on goodwill impairment testing. The amended guidance reduces the complexity and costs of goodwill impairment testing by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amended guidance also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted ASU 2011-08 on January 1, 2012 which had no material impact on our consolidated financial statements.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following critical accounting policies are a subset of our significant accounting policies described in Note 1 to the consolidated financial statements. These critical accounting policies affect significant areas of our financial statements and involve judgment and estimates. If these estimates differ significantly from actual results, the impact on our consolidated financial statements may be material.

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

Revenue Recognition

Finance Receivables:

We account for our investment in finance receivables under the guidance of ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). We acquire portfolios of accounts that have experienced deterioration of credit quality between origination and our acquisition of the accounts. The amount paid for a portfolio reflects our determination that it is probable we will be unable to collect all amounts due according to an account’s contractual terms. At acquisition, we review the accounts to determine whether there is evidence of deterioration of credit quality since origination, and if it is probable that we will be unable to collect all amounts due according to the loan’s contractual terms. If both conditions exist, we then determines whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. We consider expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows (expected at acquisition) for each acquired portfolio based on our proprietary models, and then subsequently aggregate portfolios of accounts into pools. We determine the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the pool’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining estimated life of the pool (accretable yield). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows, based on our estimates derived from our proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet.

Under ASC 310-30 static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30, utilizing the interest method, initially freezes the yield, estimated when the accounts are purchased as the basis for subsequent impairment testing. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. Income on finance receivables is accrued quarterly based on each static pool’s effective yield. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a pool’s remaining life. Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as principal amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, we do not record accretion in the first six to twelve months of the estimated life of the pool; accordingly, we utilize either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the pool. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, we use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These cost recovery pools are not aggregated with other pools. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the pool, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above.

We establish valuation allowances, if necessary, for acquired accounts subject to ASC 310-10. Valuation allowances are established only subsequent to acquisition of the accounts.

We implement the accounting for income recognized on finance receivables under ASC 310-30 as follows. We create each accounting pool using our projections of estimated cash flows and expected economic life. We then compute the effective yield that fully amortizes the pool to the end of its expected economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, we balances those results to the data contained in our proprietary models to ensure accuracy, then review each pool watching for trends, actual performance versus projections and curve shape (a graphical depiction of the timing of cash flows), sometimes re-forecasting future cash flows utilizing our statistical models. The review process is primarily performed by our finance staff; however, our operational and statistical staff are also involved, providing updated statistical input and cash projections to the finance staff. To the extent there is overperformance, we will either increase the yield or release the allowance and consider increasing future cash projections, if persuasive evidence indicates that the overperformance is considered to be a significant betterment. If the overperformance is considered more of an acceleration of cash flows (a timing difference), we will adjust estimated future cash flows downward which effectively extends the amortization period, or take no action at all if the amortization period is reasonable and falls within the pools’ expected economic life. In either case, yield may or may not be increased due to the time value of money (accelerated cash collections). To the extent there is underperformance, we will record an allowance if the underperformance is significant and will also consider revising estimated future cash flows based on current period information, or take no action if the pool’s amortization period is reasonable and falls within the currently projected economic life.

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

Valuation of Acquired Intangibles and Goodwill

In accordance with ASC Topic 350, “Intangibles - Goodwill and Other” (“ASC 350”), we amortize intangible assets over their estimated useful lives. Goodwill, pursuant to ASC 350, is not amortized but rather is reviewed for impairment annually or earlier if indicators of potential impairment exist. The review of goodwill for potential impairment is highly subjective and requires that: (1) goodwill is allocated to various reporting units of our business to which it relates; and (2) we estimate the fair value of those reporting units to which the goodwill relates and then determine the book value of those reporting units. If the estimated fair value of reporting units with allocated goodwill is determined to be less than their book value, we are required to estimate the fair value of all identifiable assets and liabilities of those reporting units in a manner similar to a purchase price allocation for an acquired business. This requires independent valuation of certain unrecognized assets. Once this process is complete, the amount of goodwill impairment, if any, can be determined.

Income Taxes

We follow the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. Accordingly, we record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Interest Rate Risk

We are subject to interest rate risk with our variable rate credit line. We assess this interest rate risk by estimating the increase in interest expense that would occur due to an increase in short-term interest rates. The average borrowings on our variable rate credit line were $214.6 million and $249.6 million for the three months ended March 31, 2012 and 2011, respectively. Assuming a 200 basis point increase in interest rates, for example, interest expense would have increased by $1.1 million and $1.2 million for the three months ended March 31, 2012 and 2011. As of March 31, 2012 and December 31, 2011, we had $265.0 million and $220.0 million, respectively, of variable rate debt outstanding on our credit lines. We do not have any other variable rate debt outstanding as of March 31, 2012. We had no interest rate hedging programs in place for the three months ended March 31, 2012 and 2011. Significant increases in future interest rates on the variable rate credit line could lead to a material decrease in future earnings assuming all other factors remained constant.

Currency Exchange Risk

In the first quarter of 2012, we acquired MHH. MHH conducts business in British pounds, but we report our financial results in U.S. dollars. Therefore, as a result of the MHH acquisition, we face exposure to fluctuations in currency exchange rates. Significant fluctuations in exchange rates between the U.S. dollar and the British pound may adversely affect our net income. We may or may not implement a hedging program related to currency exchange rate fluctuations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No legal proceedings were commenced during the period covered by this report that the Company believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations and cash flows, nor have there been any material developments with respect to legal proceedings previously disclosed with respect to prior periods

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our 2011 Annual Report on Form 10-K filed on February 28, 2012, together with all other information included or incorporated in our reports filed with the SEC. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

On February 2, 2012, the Company’s Board of Directors authorized a share repurchase program to purchase up to $100,000,000 of the Company’s outstanding shares of common stock on the open market. The following table provides information about the Company’s common stock purchased during the first quarter of 2012.

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Remaining Purchase Price for Share Repurchases Under the Plan
March 31, 2012	30,600	$68.02	$97,918,610

Total	30,600	$68.02	$97,918,610

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

PORTFOLIO RECOVERY ASSOCIATES, INC.
(Registrant)

Date: May 10, 2012	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 10, 2012	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer,
Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)