Form 10-Q
period 2012-06-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2012-08-09
CIK 1185348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2012

Common Stock, $0.01 par value	16,880,545

PORTFOLIO RECOVERY ASSOCIATES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2012 and December 31, 2011

(unaudited)

(Amounts in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
Assets

Cash and cash equivalents	$42,621	$26,697
Finance receivables, net	966,508	926,734
Accounts receivable, net	8,580	7,862
Property and equipment, net	26,016	25,727
Goodwill	99,384	61,678
Intangible assets, net	22,364	14,596
Other assets	8,265	7,829

Total assets	$1,173,738	$1,071,123

Liabilities and Equity

Liabilities:
Accounts payable	$10,508	$7,439
Accrued expenses and other liabilities	6,859	6,076
Income taxes payable	8,468	13,109
Accrued payroll and bonuses	11,588	16,036
Net deferred tax liability	190,639	193,898
Line of credit	292,000	220,000
Long-term debt	849	1,246

Total liabilities	520,911	457,804

Commitments and contingencies (Note 13)

Redeemable noncontrolling interest	19,381	17,831

Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, 60,000 authorized shares, 16,879 issued and outstanding shares at June 30, 2012, and 17,134 issued and outstanding shares at December 31, 2011	169	171
Additional paid-in capital	147,881	167,719
Retained earnings	485,075	427,598
Accumulated other comprehensive income	321	—

Total stockholders’ equity	633,446	595,488

Total liabilities and equity	$1,173,738	$1,071,123

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED INCOME STATEMENTS

For the three and six months ended June 30, 2012 and 2011

(unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Income recognized on finance receivables, net	$132,587	$100,303	$256,812	$196,277
Fee income	15,298	14,492	31,218	30,295

Total revenues	147,885	114,795	288,030	226,572

Operating expenses:
Compensation and employee services	42,479	34,815	82,173	68,968
Legal collection fees	8,988	5,970	16,606	11,719
Legal collection costs	18,227	9,879	41,895	19,218
Agent fees	1,323	1,724	2,951	4,362
Outside fees and services	5,584	4,066	11,444	7,481
Communications	7,007	5,706	15,260	12,020
Rent and occupancy	1,656	1,438	3,268	2,835
Depreciation and amortization	3,555	3,316	7,210	6,532
Other operating expenses	4,470	3,501	8,206	6,353

Total operating expenses	93,289	70,415	189,013	139,488

Gain on sale of property	—	1,157	—	1,157

Income from operations	54,596	45,537	99,017	88,241
Other income and (expense):
Interest income	7	—	8	—
Interest expense	(2,381)	(2,635)	(5,034)	(5,502)

Income before income taxes	52,222	42,902	93,991	82,739

Provision for income taxes	20,171	17,326	36,751	33,454

Net income	$32,051	$25,576	$57,240	$49,285

Adjustment for (income)/loss attributable to redeemable noncontrolling interest	(36)	(2)	237	(590)

Net income attributable to Portfolio Recovery Associates, Inc.	$32,015	$25,574	$57,477	$48,695

Net income per common share attributable to Portfolio Recovery Associates, Inc:
Basic	$1.88	$1.49	$3.36	$2.85
Diluted	$1.87	$1.48	$3.34	$2.83

Weighted average number of shares outstanding:
Basic	17,027	17,108	17,111	17,100
Diluted	17,133	17,225	17,200	17,212

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three and six months ended June 30, 2012 and 2011

(unaudited)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$32,051	$25,576	$57,240	$49,285
Other comprehensive income:
Foreign currency translation adjustments	(1,026)	—	321	—

Total other comprehensive income	(1,026)	—	321	—

Comprehensive income	31,025	25,576	57,561	49,285
Comprehensive loss/(income) attributable to noncontrolling interest	(36)	(2)	237	(590)

Comprehensive income attributable to Portfolio Recovery Associates, Inc.	$30,989	$25,574	$57,798	$48,695

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2012

(unaudited)

(Amounts in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balance at December 31, 2011	17,134	$171	$167,719	$427,598	$—	$595,488

Components of comprehensive income:
Net income attributable to Portfolio Recovery Associates, Inc.	—	—	—	57,477	—	57,477
Foreign currency translation adjustment	—	—	—	—	321	321
Vesting of nonvested shares	77	1	(1)	—	—	—
Repurchase and cancellation of common stock	(332)	(3)	(22,723)	—	—	(22,726)
Amortization of share-based compensation	—	—	5,576	—	—	5,576
Income tax benefit from share-based compensation	—	—	1,435	—	—	1,435
Employee stock relinquished for payment of taxes	—	—	(2,077)	—	—	(2,077)
Adjustment of the noncontrolling interest measurement amount	—	—	(2,048)	—	—	(2,048)

Balance at June 30, 2012	16,879	$169	$147,881	$485,075	$321	$633,446

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2012 and 2011

(unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$57,240	$49,285
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	5,576	4,622
Depreciation and amortization	7,210	6,532
Deferred tax (benefit)/expense	(3,244)	23,171
Gain on sale of property	—	(1,157)
Changes in operating assets and liabilities:
Other assets	(121)	(711)
Accounts receivable	1,320	2,249
Accounts payable	(432)	2,100
Income taxes	(5,850)	5,240
Accrued expenses	(3,016)	528
Accrued payroll and bonuses	(4,447)	(4,882)

Net cash provided by operating activities	54,236	86,977

Cash flows from investing activities:
Purchases of property and equipment	(2,952)	(3,682)
Proceeds from sale of property	—	1,267
Acquisition of finance receivables, net of buybacks	(229,388)	(194,906)
Collections applied to principal on finance receivables	193,608	146,721
Business acquisition, net of cash acquired	(48,653)	—

Net cash used in investing activities	(87,385)	(50,600)

Cash flows from financing activities:
Proceeds from exercise of options	—	149
Income tax benefit from share-based compensation	1,435	459
Proceeds from line of credit	151,000	2,000
Principal payments on line of credit	(79,000)	(52,000)
Repurchases of common stock	(22,726)	—
Distributions paid to noncontrolling interest	—	(2,059)
Principal payments on long-term debt	(397)	(539)

Net cash provided by/(used in) financing activities	50,312	(51,990)

Effect of exchange rate on cash	(1,239)	—

Net increase/(decrease) in cash and cash equivalents	15,924	(15,613)

Cash and cash equivalents, beginning of period	26,697	41,094

Cash and cash equivalents, end of period	$42,621	$25,481

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,312	$5,256
Cash paid for income taxes	44,509	6,784

Noncash investing and financing activities:
Adjustment of the noncontrolling interest measurement amount	$(2,048)	$(2,045)
Distributions payable relating to noncontrolling interest	261	247
Employee stock relinquished for payment of taxes	(2,077)	—

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Business:

Portfolio Recovery Associates, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) is a specialized financial and business service company. Its primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. The Company also services receivables on behalf of clients on either a commission or transaction-fee basis and provides class action claims settlement recovery services and related payment processing to corporate clients.

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

With the acquisition of Mackenzie Hall Holdings Limited, a limited company organized under the laws of England and Wales, and its subsidiaries (“MHH”) on January 16, 2012, the Company began doing business in the United Kingdom. The assets, liabilities and operations of the Company’s foreign subsidiary are recorded based on the functional currency of the entity. For MHH, the functional currency is the local currency, which is the Pound Sterling. Accordingly, the assets, liabilities and operations are translated, for consolidation purposes, from the local currency to the U.S. dollar reporting currency at period-end rates for assets and liabilities and generally at average rates for results of operations and cash flows. The resulting unrealized gains or losses are reported as a component of accumulated other comprehensive income. Realized gains and losses resulting from foreign currency transactions are recorded in “Other operating expenses” in the consolidated income statements.

The following table shows the amount of revenue generated for the three and six months ended June 30, 2012 and long-lived assets held at June 30, 2012 by geographical location (amounts in thousands):

	As Of And For The Three Months Ended June 30, 2012		As Of And For The Six Months Ended June 30, 2012
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$143,342	$24,333	$278,849	$24,333
United Kingdom	4,543	1,683	9,181	1,683

Total	$147,885	$26,016	$288,030	$26,016

Revenues are attributed to countries based on the location of the related operations and long-lived assets consist of net property and equipment. Prior to the acquisition of MHH on January 16, 2012, all revenue generated and long-lived assets held related to the Company’s United States operations.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of June 30, 2012, its consolidated income statements and statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, its consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2012, and its consolidated statements of cash flows for the six months ended June 30, 2012 and 2011. The consolidated income statements of the Company for the three and six months ended June 30, 2012 may not be indicative of future results.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Under ASC 310-30 static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30, utilizing the interest method, initially freezes the yield, estimated when the accounts are purchased as the basis for subsequent impairment testing. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. Income on finance receivables is accrued quarterly based on each static pool’s effective yield. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a pool’s remaining life. Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. Cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as principal amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, the Company does not record accretion in the first six to twelve months of the life of the pool; accordingly, the Company utilizes either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the pool. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These cost recovery pools are not aggregated with other pools. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

the pool, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At June 30, 2012 and 2011, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $0.6 million and $1.2 million, respectively; at December 31, 2011, the amount was $7.4 million.

The Company establishes valuation allowances, if necessary, for acquired accounts subject to ASC 310-10. Valuation allowances are established only subsequent to acquisition of the accounts. At June 30, 2012 and 2011, the Company had a valuation allowance against its finance receivables of $89.3 million and $82.7 million, respectively. At December 31, 2011, the valuation allowance was $86.6 million.

The Company implements the accounting for income recognized on finance receivables under ASC 310-30 as follows. The Company creates each accounting pool using its projections of estimated cash flows and expected economic life. The Company then computes the effective yield that fully amortizes the pool to the end of its expected economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, the Company balances those results to the data contained in its proprietary models to ensure accuracy, then reviews each pool watching for trends, actual performance versus projections and curve shape (a graphical depiction of the timing of cash flows), sometimes re-forecasting future cash flows utilizing the Company’s statistical models. The review process is primarily performed by the Company’s finance staff; however, the Company’s operational and statistical staffs are also involved, providing updated statistical input and cash projections to the finance staff. To the extent there is overperformance, the Company will either increase the yield or release the allowance and consider increasing future cash projections, if persuasive evidence indicates that the overperformance is considered to be a significant betterment. If the over performance is considered more of an acceleration of cash flows (a timing difference), the Company will: a) adjust estimated future cash flows downward which effectively extends the amortization period to fall within a reasonable expectation of the pool’s economic life, b) introduce some level of future cash adjustment as noted previously coupled with an increase in yield in order for the amortization period to fall within a reasonable expectation of the pool’s economic life, or c) take no action at all if the amortization period falls within a reasonable expectation of the pool’s expected economic life. To the extent there is underperformance, the Company will record an allowance if the underperformance is significant and will also consider revising estimated future cash flows based on current period information, or take no action if the pool’s amortization period is reasonable and falls within the currently projected economic life.

Changes in finance receivables, net for the three and six months ended June 30, 2012 and 2011 were as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance at beginning of period	$945,242	$866,992	$926,734	$831,330
Acquisitions of finance receivables, net of buybacks	121,246	88,501	233,339	194,906
Foreign currency translation adjustment	(142)	—	43	—

Cash collections	(232,425)	(176,281)	(450,420)	(342,998)
Income recognized on finance receivables, net	132,587	100,303	256,812	196,277

Cash collections applied to principal	(99,838)	(75,978)	(193,608)	(146,721)

Balance at end of period	$966,508	$879,515	$966,508	$879,515

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

At the time of acquisition, the life of each pool is generally estimated to be between 60 to 96 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, cash collections applied to principal on finance receivables as of June 30, 2012 are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

June 30, 2013	$340,355
June 30, 2014	275,026
June 30, 2015	207,355
June 30, 2016	109,064
June 30, 2017	34,563
June 30, 2018	145

$966,508

During the three and six months ended June 30, 2012, the Company purchased approximately $1.52 billion and $2.98 billion, respectively, in face value of charged-off consumer receivables. During the three and six months ended June 30, 2011, the Company purchased approximately $1.41 billion and $2.90 billion, respectively, in face value of charged-off consumer receivables. At June 30, 2012, the estimated remaining collections (“ERC”) on the receivables purchased in the three and six months ended June 30, 2012, were $232.2 million and $423.7 million, respectively. At June 30, 2012, ERC on the receivables purchased in the three and six months ended June 30, 2011, were $140.1 million and $296.3 million, respectively.

Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield to be earned by the Company based on its proprietary buying models. Reclassifications from nonaccretable difference to accretable yield primarily result from increases in the Company’s estimates of future cash flows. Reclassifications to nonaccretable difference from accretable yield result from decreases in the Company’s estimates of future cash flows and allowance charges that exceed any increases in the Company’s estimates of future cash flows. Changes in accretable yield for the three and six months ended June 30, 2012 and 2011 were as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Balance at beginning of period	$1,088,752	$926,278	$1,026,614	$892,188
Income recognized on finance receivables, net	(132,587)	(100,303)	(256,812)	(196,277)
Additions	122,616	91,666	222,168	201,168
Reclassifications from nonaccretable difference	74,191	18,849	160,815	39,411
Foreign currency translation adjustment	(1,319)	—	(1,132)	—

Balance at end of period	$1,151,653	$936,490	$1,151,653	$936,490

A valuation allowance is recorded for significant decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. In any given period, the Company may be required to record valuation allowances due to pools of receivables underperforming expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables would include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relate to the collection and movement of accounts on both the collection floor of the Company and external channels), and decreases in productivity related to turnover and tenure of the Company’s collection staff.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following is a summary of activity within the Company’s valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended June 30,
	2012			2011
		Purchased Bankruptcy			Purchased Bankruptcy
	Core Portfolio (1)	Portfolio (2)	Total	Core Portfolio (1)	Portfolio (2)	Total
Valuation allowance - finance receivables:
Beginning balance	$76,110	$10,955	$87,065	$71,830	$8,617	$80,447
Allowance charges	800	2,575	3,375	2,000	500	2,500
Reversal of previous recorded allowance charges	(1,060)	(111)	(1,171)	(200)	(17)	(217)

Net allowance charge	(260)	2,464	2,204	1,800	483	2,283

Ending balance	$75,850	$13,419	$89,269	$73,630	$9,100	$82,730

Finance receivables, net (3):	$473,340	$487,331	$960,671	$437,644	$441,871	$879,515

	Six Months Ended June 30,
	2012			2011
		Purchased Bankruptcy			Purchased Bankruptcy
	Core Portfolio (1)	Portfolio (2)	Total	Core Portfolio (1)	Portfolio (2)	Total
Valuation allowance - finance receivables:
Beginning balance	$76,580	$9,991	$86,571	$70,030	$6,377	$76,407
Allowance charges	2,150	3,675	5,825	4,850	2,950	7,800
Reversal of previous recorded allowance charges	(2,880)	(247)	(3,127)	(1,250)	(227)	(1,477)

Net allowance charge	(730)	3,428	2,698	3,600	2,723	6,323

Ending balance	$75,850	$13,419	$89,269	$73,630	$9,100	$82,730

Finance receivables, net:	$473,340	$487,331	$960,671	$437,644	$441,871	$879,515

(1)	“Core” accounts or portfolios refer to accounts or portfolios that are defaulted consumer receivables and are not in a bankrupt status upon purchase. These accounts are aggregated separately from purchased bankruptcy accounts.
(2)	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy status when purchased, and as such, are purchased as a pool of bankrupt accounts.
(3)	At June 30, 2012, the MHH finance receivables balance was $5.8 million against which there was no valuation allowance recorded; therefore it is not included in this roll-forward.

3.	Accounts Receivable, net:

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, the current receivables aging, and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The balance of the allowance for doubtful accounts at June 30, 2012 and December 31, 2011 was $2.7 million and $2.1 million, respectively. The Company does not have any off balance sheet credit exposure related to its customers.

4.	Line of Credit:

On December 20, 2010, the Company entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). Under the terms of the Credit Agreement, the credit facility includes an aggregate principal amount available of $407.5 million (subject to the borrowing base and applicable debt covenants) which consists of a $50 million fixed rate loan that matured on May 4, 2012, which was transferred from the Company’s then existing credit agreement, and a $357.5 million revolving credit facility that matures on December 20, 2014. The revolving credit facility automatically increased by $50 million upon the maturity and repayment of the fixed rate loan. The fixed rate loan bore interest at a rate of 6.8% per annum, payable monthly in arrears. The revolving loans accrue interest, at the option of the Company, at

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

either the base rate plus 1.75% per annum or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.75% per annum. The base rate is the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. Interest is payable on base rate loans quarterly in arrears and on Eurodollar loans in arrears on the last day of each interest period or, if such interest period exceeds three months, every three months. The Company’s revolving credit facility includes a $20 million swingline loan sublimit and a $20 million letter of credit sublimit. It also contains an accordion loan feature that allows the Company to request an increase of up to $142.5 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to terms of the Credit Agreement. No existing lender is obligated to increase its commitment. On April 20, 2012, the Company closed a series of transactions to exercise a portion of the accordion loan feature of its existing credit facility with its administrative agent and its syndicate of lenders, thereby increasing the lenders’ commitments by $50,950,000, resulting in $458,450,000 aggregate principal amount available under the Company’s line of credit. The Company’s existing lenders under the Credit Agreement provided $40,950,000 of this increase, and $10,000,000 was provided by a new lender, which is now a party to the Credit Agreement. The Company may request additional increases of up to $91,550,000 under its credit facility. The Credit Agreement is secured by a first priority lien on substantially all of the Company’s assets. The Credit Agreement contains restrictive covenants and events of default including the following:

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

The Company had $292.0 million and $220.0 million of borrowings outstanding on its credit facility as of June 30, 2012 and December 31, 2011, respectively, of which $50 million represented borrowing under the non-revolving fixed rate loan at December 31, 2011. At June 30, 2012, the Company’s borrowings under its revolving credit facility consisted of 30-day Eurodollar rate loans and base rate loans with a weighted average annual interest rate equal to 3.12%.

The Company was in compliance with all covenants of its credit facility as of June 30, 2012 and December 31, 2011.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	Long-Term Debt:

On February 6, 2009, the Company entered into a commercial loan agreement to finance computer software and equipment purchases in the amount of approximately $2.0 million. The loan was collateralized by the related computer software and equipment. The loan was a three year loan with a fixed rate of 4.78% with monthly installments, including interest, of $60,823 beginning on June 30, 2009, and it matured on February 28, 2012.

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

6.	Property and Equipment, net:

Property and equipment, at cost, consisted of the following as of the dates indicated (amounts in thousands):

	June 30, 2012	December 31, 2011
Software	$28,124	$25,252
Computer equipment	13,242	12,221
Furniture and fixtures	6,840	6,501
Equipment	8,252	7,798
Leasehold improvements	6,689	6,117
Building and improvements	7,008	6,987
Land	1,269	1,269
Accumulated depreciation and amortization	(45,408)	(40,418)

Property and equipment, net	$26,016	$25,727

Depreciation and amortization expense relating to property and equipment, for the three and six months ended June 30, 2012, was $2.1 million and $4.3 million, respectively. Depreciation and amortization expense relating to property and equipment, for the three and six months ended June 30, 2011, was $2.1 million and $4.0 million, respectively.

The Company, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of June 30, 2012 and December 31, 2011, the Company has incurred and capitalized approximately $6.8 million and $6.1 million, respectively, of these direct payroll costs and external direct costs related to software developed for internal use. Of these costs, at June 30, 2012 and December 31, 2011, approximately $0.9 million and $1.3 million, respectively, is for projects that are in the development stage and, therefore are a component of “Other Assets.” Once the projects are completed, the costs will be transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense for the three and six months ended June 30, 2012, was approximately $0.3 million and $0.5 million, respectively. Amortization expense for the three and six months ended June 30, 2011, was approximately $0.2 million and $0.4 million, respectively. The remaining unamortized costs relating to internally developed software at June 30, 2012 and 2011 were approximately $3.8 million and $2.9 million, respectively. The amount at December 31, 2011 was approximately $3.3 million.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	Redeemable Noncontrolling Interest:

In accordance with ASC 810, the Company has consolidated all financial statement accounts of Claims Compensation Bureau, LLC (“CCB”) in its consolidated balance sheets as of June 30, 2012 and December 31, 2011, and its consolidated income statements for the three and six months ended June 30, 2012 and 2011. The redeemable noncontrolling interest amount is separately stated on the consolidated balance sheets and represents the 38% interest in CCB not owned by the Company. In addition, net income/loss attributable to the noncontrolling interest is stated separately in the consolidated income statements for the three and six months ended June 30, 2012 and 2011.

The Company has the right through February 28, 2015 to purchase the remaining 38% of CCB at certain multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). In addition, beginning March 1, 2012 and ending February 28, 2018, the noncontrolling interest can require the Company to purchase its membership units in CCB at pre-defined multiples of EBITDA.

The Company applies the provisions of FASB ASC Topic 480-10-S99 “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”), which provides guidance on the accounting for equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The noncontrolling interest “put” arrangement is accounted for under ASC 480-10-S99, as redemption under the “put” arrangement is outside the control of the Company. As such, the redeemable noncontrolling interest is recorded outside of “permanent” equity. The Company measures the redeemable noncontrolling interest at the greater of its ASC 480-10-S99 measurement amount (estimated redemption value of the “put” option embedded in the noncontrolling interest) or its measurement amount under the guidance of ASC 810. The ASC 810 measurement amount includes adjustments for the noncontrolling interest’s pro-rata share of earnings, losses and distributions, pursuant to the limited liability company agreement of CCB. Adjustments to the measurement amount are recorded to stockholders’ equity. The Company used a present value calculation to estimate the redemption value of the “put” option as of the reporting date. As such, for the three and six months ended June 30, 2012, the Company increased the redeemable noncontrolling interest by $0.8 million and $2.0 million, respectively, with a corresponding reduction of stockholders’ equity. For the three and six months ended June 30, 2011, the Company increased the redeemable noncontrolling interest by $1.1 million and $2.0 million, respectively, with a corresponding reduction of stockholders’ equity. If material, the Company adjusts the numerator of earnings per share calculations for the current period change in the excess of the noncontrolling interest’s ASC 480-10-S99 measurement amount over the greater of its ASC 810 measurement amount or the estimated fair value of the noncontrolling interest. The maximum estimated redemption value of the noncontrolling interest under the terms of the put arrangement, was $22.8 million as of June 30, 2012 and December 31, 2011.

The following table represents the changes in the redeemable noncontrolling interest for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance at beginning of period	$18,783	$15,253	$17,831	$14,449
Net (loss)/income attributable to redeemable noncontrolling interest	36	2	(237)	590
Distributions paid or payable	(261)	(247)	(261)	(1,016)
Adjustment of the noncontrolling interest measurement amount	823	1,060	2,048	2,045

Balance at end of period	$19,381	$16,068	$19,381	$16,068

In accordance with the limited liability company agreement of CCB, distributions due to the members of the LLC are accrued each quarter and are payable as soon as reasonably possible subsequent to each quarter end.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Goodwill and Intangible Assets, net:

In connection with the Company’s previous business acquisitions, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. Pursuant to ASC 350, goodwill is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2011, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2011, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through June 30, 2012 that would indicate a triggering event and thereby necessitate testing goodwill or the other intangible assets between annual tests. Accordingly, there were no impairment losses during the three or six months ended June 30, 2012 and 2011. The Company expects to perform its next annual goodwill review during the fourth quarter of 2012. At June 30, 2012 and December 31, 2011, the carrying value of goodwill was $99.4 million and $61.7 million, respectively. See Note 9 for more information. The following table represents the changes in goodwill for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance at beginning of period	$97,480	$61,678	$61,678	$61,678
Acquisition of MHH	—	—	34,270	—
Adjustment to provisional amount	3,060	—	3,060	—
Foreign currency translation adjustment	(1,156)	—	376	—

Balance at end of period	$99,384	$61,678	$99,384	$61,678

Intangible assets, excluding goodwill, consist of the following at June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012		December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Client and customer relationships	$39,876	$20,197	$30,777	$17,950
Non-compete agreements	3,730	3,164	3,103	2,771
Trademarks	3,441	1,322	2,500	1,063

Total	$47,046	$24,683	$36,380	$21,784

Increases in the gross amounts of intangible assets during the six months ended June 30, 2012 relate to the purchase of MHH on January 16, 2012. The combined original weighted average amortization period related to the acquired intangible assets of MHH is approximately 13 years. In accordance with ASC 350, the Company is amortizing the intangible assets over the estimated useful lives as indicated:

	Acquisition Date	Customer Relationships	Non-Compete Agreements	Trademarks
MHH	January 16, 2012	15 years	1 year	3 years

Total intangible amortization expense for the three and six months ended June 30, 2012 was $1.4 million and $2.9 million, respectively. Total intangible amortization expense for the three and six months ended June 30, 2011 was $1.3 million and $2.5 million, respectively. The Company reviews intangible assets at least annually for impairment.

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

The Company accounted for this purchase in accordance with ASC Topic 805, “Business Combinations.” Under this guidance, an entity is required to recognize the assets acquired, liabilities assumed and the consideration given at their fair value on the acquisition date. The following tables summarize the fair value of the consideration given for MHH, as well as the preliminary fair value of the assets acquired and liabilities assumed related to the acquisition.

Recognized amounts of identifiable assets and liabilities are as follows (amounts in thousands):

Purchase price	$51,258
Cash	(2,605)
Finance receivables, net	(3,906)
Accounts receivable	(2,038)
Prepaid expenses (included in other assets)	(330)
Customer relationships	(8,875)
Non-compete agreements	(612)
Trademarks	(918)
Fixed assets	(814)
Accounts payable	3,500
Accrued expenses	1,461
Income tax payable	1,209

Goodwill	$37,330

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

The Company follows the provisions of FASB ASC Topic 718 “Compensation-Stock Compensation” (“ASC 718”) with respect to its stock plan. As of June 30, 2012, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program (“LTI”) is estimated to be $4.8 million with a weighted average remaining life for all nonvested shares of 2.2 years (not including nonvested shares granted under the LTI Programs). As of June 30, 2012, there are no future compensation costs related to stock options and there are no remaining vested stock options to be exercised.

Total share-based compensation expense was approximately $3.3 million and $5.6 million for the three and six months ended June 30, 2012, respectively. Total share-based compensation expense was approximately $2.0 million and $4.6 million for the three and six months ended June 30, 2011, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the provisions of ASC 718 (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $0.1 million and $2.8 million for the three and six months ended June 30, 2012, respectively. The total tax benefit realized from share-based compensation was approximately $0.5 million and $1.5 million for the three and six months ended June 30, 2011, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Nonvested Shares

With the exception of the awards made pursuant to the LTI Program and a few employee and director grants, the nonvested shares generally vest ratably over three to five years and are expensed over their vesting period. These grants were made to key employees and directors of the Company and, therefore, were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group.

The following summarizes all nonvested share transactions (excluding shares granted under the LTI Programs) from December 31, 2010 through June 30, 2012 (amounts in thousands, except per share amounts):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2010	91	$47.89
Granted	48	76.59
Vested	(53)	55.97
Cancelled	(5)	50.34

December 31, 2011	81	59.31
Granted	48	63.18
Vested	(27)	60.55

June 30, 2012	102	$60.84

The total grant date fair value of shares vested during the three and six months ended June 30, 2012 was approximately $0.4 million and $1.6 million, respectively. The total grant date fair value of shares vested during the three and six months ended June 30, 2011 was approximately $0.9 million and $2.6 million, respectively.

Long-Term Incentive Programs

Pursuant to the Company’s stock plan, on January 20, 2009, January 14, 2010, January 14, 2011 and January 9, 2012, the Compensation Committee approved the grant of 108,720, 53,656, 73,914, and 65,647 performance and market based nonvested shares, respectively. All shares granted under the LTI Programs were granted to key employees of the Company. The 2009 grant was performance based and cliff vested after the requisite service period if certain financial goals were met. The goals were based upon diluted earnings per share (“EPS”) totals for 2009, the return on stockholders’ equity for the three year period beginning on January 1, 2009 and ending December 31, 2011, and the relative total stockholder return as compared to a peer group for the same three year period. The Company expensed the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2009. The EPS component of the 2009 plan was not achieved and therefore no compensation expense was recognized relative to this component. The return on owners’ equity and relative total stockholder return components have been achieved at 98% and 145%, respectively, and the awards were paid to participants during the first quarter of 2012.

The 2010 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon diluted EPS totals for 2010, the return on stockholders’ equity for the three year period beginning on January 1, 2010 and ending December 31, 2012, and the relative total stockholder return as compared to a peer group for the same three year period. For each component, the number of shares vested can double if the financial goals are exceeded and no shares will vest if the financial goals are not met. The EPS component of the 2010 plan was achieved at 190% and these shares vested at 50% on December 31, 2011 and the remaining 50% will vest on December 31, 2012. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2010. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The 2011 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon the Company’s EBITDA for 2011, the return on stockholders’ equity for the three year period beginning on January 1, 2011 and ending December 31, 2013, and the relative total stockholder return as compared to a peer group for the same three year period. For each component, the number of shares vested can double if the financial goals are exceeded and no shares will vest if the financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2011. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. The EBITDA component of the 2011 plan was achieved at 200% and these shares will vest 50% on December 31, 2012 and 50% December 31, 2013.

The 2012 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon the Company’s EBITDA for 2012, the return on stockholders’ equity for the three year period beginning on January 1, 2012 and ending December 31, 2014, and the relative total stockholder return as compared to a peer group for the same three year period. For each component, the number of shares vested can double if the financial goals are exceeded and no shares will vest if the financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2012. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome.

At June 30, 2012, total future compensation costs, assuming the current estimated levels are achieved, related to nonvested share awards granted under the 2010, 2011 and 2012 LTI Programs are estimated to be approximately $8.9 million. The Company assumed a 7.5% forfeiture rate for this grant and the remaining shares have a weighted average life of 1.51 years at June 30, 2012.

11.	Income Taxes:

The Company follows the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There were no unrecognized tax benefits at both June 30, 2012 and 2011.

The U.S. Internal Revenue Service (the “IRS”) examined the Company’s tax returns for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. The Company believes it has sufficient support for the technical merits of its positions and that it is more likely than not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary. On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005. The Company subsequently filed a petition in United States Tax Court to which the IRS responded on January 12, 2012. If the Company is unsuccessful in United States Tax Court, it can appeal to the federal Circuit Court of Appeals. Payment of the assessed taxes and interest could have an adverse affect on the Company’s financial condition, be material to the Company’s results of operations, and possibly require additional financing from other sources. In accordance with the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points. An additional two percentage points applies to large corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code. The Company files taxes in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. In 2011, the IRS expanded the audit to include the tax years ended December 31, 2010, 2009 and 2008.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

At June 30, 2012, the tax years subject to examination by the major taxing jurisdictions, including the IRS, are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2007, 2006 and 2005 tax years were extended through December 31, 2011; however, because the IRS issued the Notice of Deficiency for those tax periods prior to December 31, 2011, the period for assessment is suspended until a decision of the Tax Court becomes final. The examination period for the 2008 tax year has been extended through January 18, 2013.

ASC 740 requires the recognition of interest if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. No interest or penalties were accrued or reversed in the three or six month periods ended June 30, 2012 or 2011.

12.	Earnings per Share:

Basic EPS are computed by dividing net income available to common stockholders of Portfolio Recovery Associates, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of stock options and nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be received upon assumed exercise. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three and six months ended June 30, 2012 and 2011 (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2012			2011
	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$32,015	17,027	$1.88	$25,574	17,108	$1.49
Dilutive effect of nonvested share awards		106			117

Diluted EPS	$32,015	17,133	$1.87	$25,574	17,225	$1.48

	For the Six Months Ended June 30,
	2012			2011
	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$57,477	17,111	$3.36	$48,695	17,100	$2.85
Dilutive effect of nonvested share awards		89			112

Diluted EPS	$57,477	17,200	$3.34	$48,695	17,212	$2.83

There were no antidilutive options outstanding for the three or six months ended June 30, 2012 and 2011.

13.	Commitments and Contingencies:

Employment Agreements:

The Company has employment agreements, most of which expire on December 31, 2014, with all of its executive officers and with several members of its senior management group. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Future compensation under these agreements is approximately $14.5 million. The agreements also contain confidentiality and non-compete provisions.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Leases:

The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at June 30, 2012 is approximately $22.3 million.

Forward Flow Agreements:

The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at June 30, 2012 is approximately $238.3 million.

Redeemable Noncontrolling Interest:

In connection with the Company’s acquisition of 62% of the membership units of CCB on March 15, 2010, the Company acquired the right through February 28, 2015 to purchase, at a predetermined price, the remaining 38% of the membership units of CCB not held by the Company. Also, the owners of the noncontrolling interest can require the Company to purchase their respective interest during the period beginning on March 1, 2012 and ending on February 28, 2018. While the actual amount or timing of any future payment is unknown at this time, the maximum amount of consideration to be paid for the 38% interest is $22.8 million.

Finance Receivables:

Certain agreements for the purchase of finance receivables portfolios contain provisions that may, in limited circumstances, require the Company to refund a portion or all of the collections subsequently received by the Company on particular accounts. The potential refunds as of the balance sheet date are not considered to be significant.

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

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Subject to the inherent uncertainties involved in such proceedings, the Company believes, based upon its current knowledge and after consultation with counsel, that the legal proceedings currently pending against it, including those that fall outside of the Company’s routine legal proceedings, should not, either individually or in the aggregate, have a material adverse impact on the Company’s financial condition. However, it is possible, in light of the uncertainties involved in such proceedings or due to unexpected future developments, that an unfavorable resolution of a legal proceeding or claim could occur which may be material to the Company’s results of operations for a particular period. The matters described below fall outside of the normal parameters of the Company’s routine legal proceedings.

As previously disclosed, the Company was been named as defendant in a number of putative class action cases, each of which alleging that the Company violated the Telephone Consumer Protection Act (“TCPA”) by calling consumers’ cellular telephones without their prior express consent. On December 21, 2011, the United States District Panel on Multi-District Litigation entered an order transferring these matters into one consolidated proceeding in the United States District Court for the Southern District of California. On June 22, 2012, the putative class plaintiffs filed their consolidated complaint in the matter, now styled as In re Portfolio Recovery Associates, LLC Telephone Consumer Protection Act Litigation, case No. 11-md-02295.

This matter has not yet proceeded on whether or not to certify a class or on the merits of the allegations, and no demand has been made. Additionally, even if a class is ultimately certified, further discovery must take place in order to determine its size. Therefore, any potential loss for these and other similar TCPA matters cannot be estimated at this time. However, in the event that a class is eventually certified and the Company neither settles nor prevails on these matters, or settles for a significant amount, the Company’s damages, when aggregated, could potentially exceed its established liability, and could be material to the Company’s financial condition, results of operations or cash flows for any particular reporting period.

The U.S. Internal Revenue Service (the “IRS”) examined the Company’s tax returns for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. The Company believes it has sufficient support for the technical merits of its positions and that it is more likely than not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary. On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005. The Company subsequently filed a petition in United States Tax Court to which the IRS responded on January 12, 2012. If the Company is unsuccessful in tax court, it can appeal to the federal Circuit Court of Appeals. Refer to Note 11 “Income Taxes” for additional information.

From time to time, the Company receives subpoenas and other requests for information from regulators or governmental authorities who are investigating the Company’s debt collection activities. The Company makes every effort to respond appropriately to such requests and cooperate fully with each investigation. Subsequent to June 30, 2012, the Company was notified of one such regulator’s interest in resolving its investigation. The Company has not yet had sufficient time to properly evaluate the resolution, as proposed, or to determine whether it would be material.

Excluding the above matters and other putative class action suits which the Company believes are not material, the high end of the range of potential litigation losses in excess of the Company’s established liability is estimated by management to be less than $1,000,000 as of June 30, 2012. Notwithstanding our attempt to estimate a range of possible losses in excess of the Company’s established liability based on current information, actual future losses may exceed both the Company’s established liability and the range of potential litigation losses disclosed above.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$42,621	$42,621	$26,697	$26,697
Finance receivables, net	966,508	1,542,523	926,734	1,269,277

Financial liabilities:
Line of credit	$292,000	$292,000	$220,000	$220,000
Long-term debt	849	849	1,246	1,246

As of June 30, 2012, and December 31, 2011, the Company did not account for any financial assets or financial liabilities at fair value. As defined by FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Those levels of input are summarized as follows:

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

On February 2, 2012, the Board of Directors of the Company authorized a share repurchase program of up to $100 million of the Company’s outstanding shares of common stock. The program is administered by a special committee of the Company’s Board of Directors. Repurchases would depend on prevailing market conditions and other factors. The repurchase program may be suspended or discontinued at any time. During the first six months of 2012, the Company repurchased and retired 331,449 shares at an average price of $68.56 (including acquisition costs).

16.	Recent Accounting Pronouncements:

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments in ASU 2011-04 generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The provisions of ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. The Company adopted ASU 2011-04 on January 1, 2012, and has included the required disclosures in its notes to its consolidated financial statements.

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

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” to amend the accounting guidance on intangible asset impairment testing. The ASU permits entities to perform an optional qualitative assessment for determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is evaluating the impact of the ASU; however, it is not expected to have a significant impact on its consolidated financial statements.

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

Definitions:

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

Overview

The Company is a specialized financial and business services company. Our primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. We also service receivables on behalf of clients on either a commission or transaction-fee basis as well as providing class action claims settlement recovery services and related payment processing to corporate clients.

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

Earnings Summary

During the second quarter of 2012, net income attributable to the Company was $32.0 million, or $1.87 per diluted share, compared with $25.6 million, or $1.48 per diluted share, in the second quarter of 2011. Total revenue was $147.9 million in the second quarter of 2012, up 28.8% from the same quarter one year earlier. Revenues in the recently completed quarter consisted of $132.6 million in income recognized on finance receivables, net of allowance charges, and $15.3 million in fee income. Income recognized on finance receivables, net of allowance charges, increased $32.3 million, or 32.2%, over the same period in 2011, primarily as a result of a significant increase in cash collections. Cash collections were $232.4 million in the second quarter of 2012, up 31.8% or $56.1 million as compared to the second quarter of 2011. During the quarter, we recorded $2.2 million in net allowance charges, compared with $2.3 million in the comparable quarter of 2011. Our performance has been positively impacted by operational efficiencies surrounding the cash collections process, including the continued refinement of dialer technology and account scoring analytics as it relates to both legal and non-legal collection channels. Additionally, we have continued to develop our internal legal collection staff resources, which enables us to place accounts into that channel that otherwise would have been prohibitively expensive for legal action and to collect these accounts more efficiently and profitably.

Fee income increased from $14.5 million in the second quarter of 2011 to $15.3 million in the second quarter of 2012 primarily due to the acquisition of MHH in the first quarter of 2012 offset by declines in revenue generated by our PRA Government Services (“PRA GS”) business and our PRA Location Services (“PLS”). The decline from GS is mainly attributable to a decline in revenue generated from state sales and use tax programs. The decline from PLS is due primarily to the adverse impact of the economic slowdown on automobile financing and related collateral recovery activities.

A summary of how our income was generated during the three months ended June 30, 2012 and 2011 is as follows:

	For the Three Months Ended June 30,
($ in thousands)	2012	2011
Cash collections	$232,425	$176,281
Amortization of finance receivables	(97,634)	(73,695)
Allowance charges	(2,204)	(2,283)

Finance receivable income	132,587	100,303
Fee income	15,298	14,492

Total revenue	$147,885	$114,795

Operating expenses were $93.3 million in the second quarter of 2012, up 32.5% over the second quarter of 2011, due primarily to increases in compensation expense, legal collection costs, legal collection fees, outside fees and services and communications expense. Compensation expense increased primarily as a result of larger staff sizes, including the acquisition of MHH on January 16, 2012. Compensation and employee services expenses increased as total employees grew 21.1% to 3,032 as of June 30, 2012, from 2,504 as of June 30, 2011. Legal collection costs were $18.2 million for the three months ended June 30, 2012 compared to $9.9 million for the three months ended June 30, 2011, an increase of $8.3 million or 83.8%. This increase was the result of an increased portfolio size as well as a refinement of our internal scoring methodology that expanded our account selections for legal action. This strategy to expand the accounts brought into the legal collection process resulted in significant initial expenses, which is expected to help drive additional future cash collections and revenue. Legal collection fees increased from $6.0 million in the second quarter of 2011 to $9.0 million in the second quarter of 2012, an increase of $3.0 million or 50.0%. This increase was the result of an increase in cash collections from outside attorneys from $27.3 million in the three months ended June 30, 2011 to $41.5 million for the three months ended June 30, 2012, an increase of $14.2 million or 52.0%. Outside fees and services increased primarily as a result of legal related expenses as well as increases in costs related to software development. Communication expenses increased primarily due to a growth in mailings resulting from an increase in special letter campaigns and a greater number of finance receivables to work.

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

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Income recognized on finance receivables, net	89.7%	87.4%	89.2%	86.6%
Fee income	10.3%	12.6%	10.8%	13.4%

Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	28.7%	30.3%	28.5%	30.4%
Legal collection fees	6.1%	5.2%	5.8%	5.2%
Legal collection costs	12.3%	8.6%	14.5%	8.5%
Agent fees	0.9%	1.5%	1.0%	1.9%
Outside fees and services	3.8%	3.5%	4.0%	3.3%
Communication expenses	4.7%	5.0%	5.3%	5.3%
Rent and occupancy	1.1%	1.3%	1.1%	1.3%
Depreciation and amortization	2.4%	2.9%	2.5%	2.9%
Other operating expenses	3.0%	3.0%	2.8%	2.8%

Total operating expenses	63.0%	61.3%	65.5%	61.6%
Gain on sale of property	0.0%	1.0%	0.0%	0.5%

Income from operations	37.0%	39.7%	34.5%	38.9%
Other income and (expense):
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(1.6%)	(2.3%)	(1.7%)	(2.4%)

Income before income taxes	35.4%	37.4%	32.8%	36.5%
Provision for income taxes	13.6%	15.1%	12.8%	14.8%

Net income	21.8%	22.3%	20.0%	21.7%

Less net loss/(income) attributable to redeemable noncontrolling interest	0.0%	(0.0%)	0.1%	(0.3%)

Net income attributable to Portfolio Recovery Associates, Inc.	21.8%	22.3%	20.1%	21.4%

Three Months Ended June 30, 2012 Compared To Three Months Ended June 30, 2011

Revenues

Total revenues were $147.9 million for the three months ended June 30, 2012, an increase of $33.1 million, or 28.8%, compared to total revenues of $114.8 million for the three months ended June 30, 2011.

Income Recognized on Finance Receivables, net

Income recognized on finance receivables, net was $132.6 million for the three months ended June 30, 2012, an increase of $32.3 million, or 32.2%, compared to income recognized on finance receivables, net of $100.3 million for the three months ended June 30, 2011. The increase was primarily due to an increase in cash collections on our finance receivables to $232.4 million for the three months ended June 30, 2012, from $176.3 million for the three months ended June 30, 2011, an increase of $56.1 million or 31.8%. During the three months ended June 30, 2012, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $1.5 billion at a cost of $125.1 million. During the three months ended June 30, 2011, we acquired defaulted consumer receivable portfolios with an aggregate face value of $1.4 billion at a cost of $89.5 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period’s buying.

Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended June 30, 2012, we recorded net allowance charges of $2.2 million, of which $2.5 million related to purchased bankruptcy portfolios primarily purchased in 2007, offset by a net allowance reversal of $0.3 million on Core portfolios. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (relating to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff.

Fee Income

Fee income was $15.3 million for the three months ended June 30, 2012, an increase of $0.8 million, or 5.5%, compared to fee income of $14.5 million for the three months ended June 30, 2011. Fee income increased primarily due to the acquisition of MHH in the first quarter of 2012 offset by declines in revenue generated by our PRA GS business and our PLS business. The decline from PRA GS is mainly attributable to a decline in revenue generated from state sales and use tax programs. The decline from PLS is due primarily to the adverse impact of the economic slowdown on automobile financing and related collateral recovery activities.

Operating Expenses

Total operating expenses were $93.3 million for the three months ended June 30, 2012, an increase of $22.9 million or 32.5% compared to total operating expenses of $70.4 million for the three months ended June 30, 2011. Total operating expenses were 37.7% of cash receipts for the three months ended June 30, 2012 compared to 36.9% for the same period in 2011.

Compensation and Employee Services

Compensation and employee services expenses were $42.5 million for the three months ended June 30, 2012, an increase of $7.7 million, or 22.1%, compared to compensation and employee services expenses of $34.8 million for the three months ended June 30, 2011. Compensation expense increased primarily as a result of larger staff sizes, including the addition of new employees as a result of the acquisition of MHH on January 16, 2012. Compensation and employee services expenses increased as total employees grew 21.1% to 3,032 as of June 30, 2012, from 2,504 as of June 30, 2011. Compensation and employee services expenses as a percentage of cash receipts decreased to 17.2% for the three months ended June 30, 2012, from 18.3% of cash receipts for the same period in 2011.

Legal Collection Fees

Legal collection fees represent the contingent fees for the cash collections generated by our independent third party attorney network. Legal collection fees were $9.0 million for the three months ended June 30, 2012, an increase of $3.0 million, or 50.0%, compared to legal collection fees of $6.0 million for the three months ended June 30, 2011. This increase was the result of an increase in our external legal collections which increased $14.2 million or 52.0%, from $27.3 million for the three months ended June 30, 2011 to $41.5 million for the three months ended June 30, 2012. Legal collection fees for the three months ended June 30, 2012 were 3.6% of cash receipts, compared to 3.1% for the three months ended June 30, 2011.

Legal Collection Costs

Legal collection costs are costs paid to courts where a lawsuit is filed. It also includes the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $18.2 million for the three months ended June 30, 2012, an increase of $8.3 million, or 83.8%, compared to legal collection costs of $9.9 million for the three months ended June 30, 2011. This increase was the result of an increased portfolio size as well as a refinement of our internal scoring methodology that expanded our account selections for legal action. This strategy to expand the accounts brought into the legal collection process resulted in significant initial expenses, which is expected to help drive additional future cash collections and revenue. These legal collection costs represent 7.4% and 5.2% of cash receipts for the three month periods ended June 30, 2012 and 2011, respectively.

Agent Fees

Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $1.3 million for the three months ended June 30, 2012, a decrease of $0.4 million, or 23.5%, compared to agent fees of $1.7 million for the three months ended June 30, 2011. The decrease was primarily due to a decline in agent fees related to reduced business activity associated with PLS.

Outside Fees and Services

Outside fees and services expenses were $5.6 million for the three months ended June 30, 2012, an increase of $1.5 million or 36.6% compared to outside fees and services expenses of $4.1 million for the three months ended June 30, 2011. Of the $1.5 million increase, $0.3 million increase was attributable to an increase in corporate legal expense and the remaining $1.2 million increase was mainly attributable to other outside fees and services including increases in non-capitalized software development costs.

Communication Expenses

Communication expenses were $7.0 million for the three months ended June 30, 2012, an increase of $1.3 million, or 22.8%, compared to communications expenses of $5.7 million for the three months ended June 30, 2011. The increase was primarily due to additional postage expense resulting from an increase in special letter campaigns. The remaining increase was attributable to higher telephone expenses driven by a greater number of finance receivables to work, as well as a significant expansion of our dialer capacity and a resulting increase in the number of collection calls made. Mailings were responsible for 76.9% or $1.0 million of this increase, while the remaining 23.1% or $0.3 million was attributable to increased call volumes and other telephone related charges.

Rent and Occupancy

Rent and occupancy expenses were $1.7 million for the three months ended June 30, 2012, an increase of $0.3 million, or 21.4%, compared to rent and occupancy expenses of $1.4 million for the three months ended June 30, 2011. The increase was primarily due to the additional space leased for our Birmingham call center operations, the addition of our MHH foreign operations as well as increased utility charges.

Depreciation and Amortization

Depreciation and amortization expenses were $3.6 million for the three months ended June 30, 2012, an increase of $0.3 million or 9.1% compared to depreciation and amortization expenses of $3.3 million for the three months ended June 30, 2011. The increase was primarily due to the additional depreciation and amortization expense incurred as a result of the acquisition of the tangible and intangible assets of MHH.

Other Operating Expenses

Other operating expenses were $4.5 million for the three months ended June 30, 2012, an increase of $1.0 million or 28.6% compared to other operating expenses of $3.5 million for the three months ended June 30, 2011. Of the $1.0 million increase, $0.4 million was due to an increase in bad debt expense and $0.3 million was due to an increase in travel and travel related expenses when compared to same prior year period. None of the remaining $0.3 million increase was attributable to any significant identifiable items.

Interest Income

Interest income was $7,000 and $0 for the three months ended June 30, 2012 and 2011, respectively.

Interest Expense

Interest expense was $2.4 million for the three months ended June 30, 2012, a decrease of $0.2 million compared to interest expense of $2.6 million for the three months ended June 30, 2011. The decrease was primarily due to a decrease in our average borrowings under our revolving credit facility for the three months ended June 30, 2012 compared to the same period in 2011, in addition to a decrease in our weighted average interest rate, which decreased to 3.3% for the three months ended June 30, 2012, compared to 3.7% for the three months ended June 30, 2011.

Provision for Income Taxes

Income tax expense was $20.2 million for the three months ended June 30, 2012, an increase of $2.9 million, or 16.8%, compared to income tax expense of $17.3 million for the three months ended June 30, 2011. The increase is primarily due to an increase of 21.7% in income before taxes for the three months ended June 30, 2012, compared to the same period in 2011, offset by a decrease in the effective tax rate to 38.6% for the three months ended June 30, 2012, compared to an effective tax rate of 40.4% for the same period in 2011. The decrease in the effective tax rate is primarily attributable to a decrease in the state effective tax rate due to a change in the mix of income apportionment between various states as well as the impact of state tax credits.

Six Months Ended June 30, 2012 Compared To Six Months Ended June 30, 2011

Revenues

Total revenues were $288.0 million for the six months ended June 30, 2012, an increase of $61.4 million, or 27.1%, compared to total revenues of $226.6 million for the six months ended June 30, 2011.

Income Recognized on Finance Receivables, net

Income recognized on finance receivables, net was $256.8 million for the six months ended June 30, 2012, an increase of $60.5 million, or 30.8%, compared to income recognized on finance receivables, net of $196.3 million for the six months ended June 30, 2011. The increase was primarily due to an increase in cash collections on our finance receivables to $450.4 million for the six months ended June 30, 2012, from $343.0 million for the six months ended June 30, 2011, an increase of $107.4 million or 31.3%. During the six months ended June 30, 2012, excluding the initial investment in the MHH portfolio, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $3.0 billion at a cost of $236.5 million. During the six months ended June 30, 2011, we acquired defaulted consumer receivable portfolios with an aggregate face value of $2.9 billion at a cost of $197.4 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period’s buying.

Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the six months ended June 30, 2012, we recorded net allowance charges of $2.7 million, of which $3.4 million related to purchased bankruptcy portfolios primarily purchased in 2007, offset by a net allowance reversal of $0.7 million on Core portfolios. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (relating to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff.

Fee Income

Fee income was $31.2 million for the six months ended June 30, 2012, an increase of $0.9 million, or 3.0%, compared to fee income of $30.3 million for the six months ended June 30, 2011. Fee income increased primarily due to the acquisition of MHH in the first quarter of 2012 offset by declines in revenue generated by our PRA GS business and our PLS business. The decline from PRA GS is mainly attributable to a decline in revenue generated from state sales and use tax programs. The decline from PLS is due primarily to the adverse impact of the economic slowdown on automobile financing and related collateral recovery activities.

Operating Expenses

Total operating expenses were $189.0 million for the six months ended June 30, 2012, an increase of $49.5 million or 35.5% compared to total operating expenses of $139.5 million for the six months ended June 30, 2011. Total operating expenses were 39.2% of cash receipts for the six months ended June 30, 2012 compared to 37.4% for the same period in 2011.

Compensation and Employee Services

Compensation and employee services expenses were $82.2 million for the six months ended June 30, 2012, an increase of $13.2 million, or 19.1%, compared to compensation and employee services expenses of $69.0 million for the six months ended June 30, 2011. Compensation expense increased primarily as a result of larger staff sizes, including the addition of new employees as a result of the acquisition of MHH on January 16, 2012. Compensation and employee services expenses increased as total employees grew 21.1% to 3,032 as of June 30, 2012, from 2,504 as of June 30, 2011. Compensation and employee services expenses as a percentage of cash receipts decreased to 17.1% for the six months ended June 30, 2012, from 18.5% of cash receipts for the same period in 2011.

Legal Collection Fees

Legal collection fees represent the contingent fees for the cash collections generated by our independent third party attorney network. Legal collection fees were $16.6 million for the six months ended June 30, 2012, an increase of $4.9 million, or 41.9%, compared to legal collection fees of $11.7 million for the six months ended June 30, 2011. This increase was the result of an increase in our external legal collections which increased $23.6 million or 44.8%, from $52.7 million for the six months ended June 30, 2011 to $76.3 million for the six months ended June 30, 2012. Legal collection fees for the six months ended June 30, 2012 were 3.4% of cash receipts, compared to 3.1% for the six months ended June 30, 2011.

Legal Collection Costs

Legal collection costs are costs paid to courts where a lawsuit is filed. It also includes the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $41.9 million for the six months ended June 30, 2012, an increase of $22.7 million, or 118.2%, compared to legal collection costs of $19.2 million for the six months ended June 30, 2011. This increase was the result of an increased portfolio size as well as a refinement of our internal scoring methodology that expanded our account selections for legal action. This strategy to expand the accounts brought into the legal collection process resulted in significant initial expenses, which is expected to help drive additional future cash collections and revenue. These legal collection costs represent 8.7% and 5.1% of cash receipts for the six month periods ended June 30, 2012 and 2011, respectively.

Agent Fees

Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $3.0 million for the six months ended June 30, 2012, a decrease of $1.4 million, or 31.8%, compared to agent fees of $4.4 million for the six months ended June 30, 2011. The decrease was primarily due to a decline in agent fees related to reduced business activity associated with PLS.

Outside Fees and Services

Outside fees and services expenses were $11.4 million for the six months ended June 30, 2012, an increase of $3.9 million or 52.0% compared to outside fees and services expenses of $7.5 million for the six months ended June 30, 2011. Of the $3.9 million increase, $1.4 million increase was attributable to an increase in corporate legal expense and the remaining $2.5 million increase was attributable to other outside fees and services including increases in non-capitalized software development costs.

Communication Expenses

Communication expenses were $15.3 million for the six months ended June 30, 2012, an increase of $3.3 million, or 27.5%, compared to communications expenses of $12.0 million for the six months ended June 30, 2011. The increase was primarily due to additional postage expense resulting from an increase in special letter campaigns. The remaining increase was attributable to higher telephone expenses driven by a greater number of finance receivables to work, as well as a significant expansion of our dialer capacity and a resulting increase in the number of calls generated by the dialer. Mailings were responsible for 87.9% or $2.9 million of this increase, while the remaining 12.1% or $0.4 million was attributable to increased call volumes and other telephone related charges.

Rent and Occupancy

Rent and occupancy expenses were $3.3 million for the six months ended June 30, 2012, an increase of $0.5 million, or 17.9%, compared to rent and occupancy expenses of $2.8 million for the six months ended June 30, 2011. The increase was primarily due to the additional space leased for our Birmingham call center operations, the addition of our MHH foreign operations as well as increased utility charges.

Depreciation and Amortization

Depreciation and amortization expenses were $7.2 million for the six months ended June 30, 2012, an increase of $0.7 million or 10.8% compared to depreciation and amortization expenses of $6.5 million for the six months ended June 30, 2011. The increase was primarily due to the additional depreciation and amortization expense incurred as a result of the acquisition of the tangible and intangible assets of MHH.

Other Operating Expenses

Other operating expenses were $8.2 million for the six months ended June 30, 2012, an increase of $1.8 million or 28.1% compared to other operating expenses of $6.4 million for the six months ended June 30, 2011. Of the $1.8 million increase, $0.7 increase was primarily attributable to additional taxes, fees and licenses and other operating expenses incurred by our MHH, $0.4 million was due to an increase in bad debt expense and $0.5 million was due to an increase in travel and travel related expenses when compared to same prior year period. None of the remaining $0.2 million increase was attributable to any significant identifiable items.

Interest Income

Interest income was $8,000 and $0 for the six months ended June 30, 2012 and 2011, respectively.

Interest Expense

Interest expense was $5.0 million for the six months ended June 30, 2012, a decrease of $0.5 million compared to interest expense of $5.5 million for the six months ended June 30, 2011. The decrease was primarily due to a decrease in our average borrowings under our revolving credit facility for the six months ended June 30, 2012 compared to the same period in 2011, in addition to a decrease in our weighted average interest rate, which decreased to 3.5% for the six months ended June 30, 2012, compared to 3.7% for the six months ended June 30, 2011.

Provision for Income Taxes

Income tax expense was $36.8 million for the six months ended June 30, 2012, an increase of $3.3 million, or 9.9%, compared to income tax expense of $33.5 million for the six months ended June 30, 2011. The increase is primarily due to an increase of 13.6% in income before taxes for the six months ended June 30, 2012, compared to the same period in 2011, partially offset by a decrease in the effective tax rate to 39.1% for the six months ended June 30, 2012, compared to an effective tax rate of 40.4% for the same period in 2011. The decrease in the effective tax rate is primarily attributable to a decrease in the state effective tax rate due to a change in the mix of income apportionment between various states as well as the impact of state tax credits.

Below are certain key financial data and ratios for the periods indicated:

FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2012	2011		2012	2011
EARNINGS (in thousands)
Income recognized on finance receivables, net	$132,587	$100,303	32%	$256,812	$196,277	31%
Fee income	15,298	14,492	6%	31,218	30,295	3%
Total revenues	147,885	114,795	29%	288,030	226,572	27%
Operating expenses	93,289	70,415	32%	189,013	139,488	36%
Income from operations	54,596	45,537	20%	99,017	88,241	12%
Net interest expense	2,374	2,635	-10%	5,026	5,502	-9%
Net income	32,051	25,576	25%	57,240	49,285	16%
Net income attributable to Portfolio Recovery Associates, Inc.	32,015	25,574	25%	57,477	48,695	18%

PERIOD-END BALANCES (in thousands)
Cash and cash equivalents	$42,621	$25,481	67%	$42,621	$25,481	67%
Finance receivables, net	966,508	879,515	10%	966,508	879,515	10%
Goodwill and intangible assets, net	121,748	77,643	57%	121,748	77,643	57%
Total assets	1,173,738	1,021,617	15%	1,173,738	1,021,617	15%
Line of credit	292,000	250,000	17%	292,000	250,000	17%
Total liabilities	520,911	463,153	12%	520,911	463,153	12%
Total equity	633,446	542,396	17%	633,446	542,396	17%

FINANCE RECEIVABLE COLLECTIONS (dollars in thousands)
Cash collections	$232,425	$176,281	32%	$450,420	$342,998	31%
Principal amortization without allowance charges	97,634	73,695	32%	190,910	140,398	36%
Principal amortization with allowance charges	99,838	75,978	31%	193,608	146,721	32%
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	43.0%	43.1%	0%	43.0%	42.8%	0%
Excluding fully amortized pools	44.4%	45.7%	-3%	44.6%	45.5%	-2%

ALLOWANCE FOR FINANCE RECEIVABLES (dollars in thousands)
Balance at period-end	$89,269	$82,730	8%	$89,269	$82,730	8%
Allowance charge	2,204	2,283	-3%	2,698	6,323	-57%
Allowance charge to period-end net finance receivables	0.23%	0.26%	-12%	0.28%	0.72%	-61%
Allowance charge to net finance receivable income	1.66%	2.28%	-27%	1.05%	3.22%	-67%
Allowance charge to cash collections	0.95%	1.30%	-27%	0.60%	1.84%	-68%

PURCHASES OF FINANCE RECEIVABLES (1) (dollars in thousands)
Purchase price - core	$69,512	$52,323	33%	$121,616	$113,617	7%
Face value - core	1,033,331	1,034,898	0%	2,005,599	2,043,656	-2%
Purchase price - bankruptcy	53,460	37,204	44%	110,352	83,811	32%
Face value - bankruptcy	448,244	378,051	19%	816,691	860,993	-5%
Purchase price - total	122,972	89,527	37%	231,968	197,428	17%
Face value - total	1,481,575	1,412,949	5%	2,822,290	2,904,648	-3%
Number of portfolios - total	105	76	38%	187	155	21%
ESTIMATED REMAINING COLLECTIONS (1) (in thousands)
Estimated remaining collections - core	$1,305,641	$1,072,777	22%	$1,305,641	$1,072,777	22%
Estimated remaining collections - bankruptcy	802,353	743,228	8%	802,353	743,228	8%
Estimated remaining collections - total	2,107,994	1,816,005	16%	2,107,994	1,816,005	16%

SHARE DATA (share amounts in thousands)
Net income per common share - diluted	$1.87	$1.48	26%	$3.34	$2.83	18%
Weighted average number of shares outstanding - diluted	17,133	17,225	-1%	17,200	17,212	0%
Shares repurchased	300,849	—	100%	331,449	—	100%
Average price paid per share repurchased (including acquisitions costs)	$68.62	—	100%	$68.56	—	100%
Closing market price	$91.26	$84.79	8%	$91.26	$84.79	8%

RATIOS AND OTHER DATA (dollars in thousands)
Return on average equity (2)	20.34%	19.20%	6%	18.54%	18.74%	-1%
Return on revenue (3)	21.67%	22.28%	-3%	19.87%	21.75%	-9%
Operating margin (4)	36.92%	39.67%	-7%	34.38%	38.95%	-12%
Operating expense to cash receipts (5)	37.66%	36.91%	2%	39.24%	37.37%	5%
Debt to equity (6)	46.33%	46.43%	0%	46.33%	46.43%	0%
Number of collectors	1,952	1,517	29%	1,952	1,517	29%
Number of employees	3,032	2,504	21%	3,032	2,504	21%
Cash receipts (5)	$247,723	$190,773	30%	$481,639	$373,293	29%
Line of credit - unused portion at period end	166,450	157,500	6%	166,450	157,500	6%

(1)	Domestic portfolio only
(2)	Calculated as annualized net income divided by average equity for the period
(3)	Calculated as net income divided by total revenues
(4)	Calculated as income from operations divided by total revenues
(5)	“Cash receipts” is defined as cash collections plus fee income
(6)	For purposes of this ratio, “debt” equals the line of credit balance plus long-term debt

FINANCIAL HIGHLIGHTS

	For the Quarter Ended
	June 30 2012	March 31 2012	December 31 2011	September 30 2011	June 30 2011
EARNINGS (in thousands)
Income recognized on finance receivables, net	$132,587	$124,226	$102,743	$102,875	$100,303
Fee income	15,298	15,920	15,344	11,401	14,492
Total revenues	147,885	140,146	118,087	114,276	114,795
Operating expenses	93,289	95,725	72,134	70,447	70,415
Income from operations	54,596	44,421	45,953	43,830	45,537
Net interest expense	2,374	2,652	2,512	2,548	2,635
Net income	32,051	25,189	26,666	25,193	25,576
Net income attributable to Portfolio Recovery Associates, Inc.	32,015	25,462	26,590	25,506	25,574

PERIOD-END BALANCES (in thousands)
Cash and cash equivalents	$42,621	$28,068	$26,697	$30,035	$25,481
Finance receivables, net	966,508	945,242	926,734	919,478	879,515
Goodwill and intangible assets, net	121,748	124,659	76,274	76,426	77,643
Total assets	1,173,738	1,142,026	1,071,123	1,064,104	1,021,617
Line of credit	292,000	265,000	220,000	260,000	250,000
Total liabilities	520,911	502,531	457,804	478,915	463,153
Total equity	633,446	620,712	595,488	568,305	542,396

FINANCE RECEIVABLE COLLECTIONS (dollars in thousands)
Cash collections	$232,425	$217,996	$180,324	$182,168	$176,281
Principal amortization without allowance charges	97,634	93,276	74,481	78,552	73,695
Principal amortization with allowance charges	99,838	93,770	77,581	79,293	75,978
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	43.0%	43.0%	43.0%	43.5%	43.1%
Excluding fully amortized pools	44.4%	44.8%	44.9%	45.7%	45.7%

ALLOWANCE FOR FINANCE RECEIVABLES (dollars in thousands)
Balance at period-end	$89,269	$87,065	$86,571	$83,471	$82,730
Allowance charge	2,204	494	3,100	741	2,283
Allowance charge to period-end net finance receivables	0.23%	0.05%	0.33%	0.08%	0.26%
Allowance charge to net finance receivable income	1.66%	0.40%	3.02%	0.72%	2.28%
Allowance charge to cash collections	0.95%	0.23%	1.72%	0.41%	1.30%

PURCHASES OF FINANCE RECEIVABLES (1) (dollars in thousands)
Purchase price - core	$69,512	$52,104	$42,532	$57,240	$52,323
Face value - core	1,033,331	972,268	829,232	5,027,874	1,034,898
Purchase price - bankruptcy	53,460	56,892	46,360	64,848	37,204
Face value - bankruptcy	448,244	368,447	376,094	654,508	378,051
Purchase price - total	122,972	108,996	88,892	122,088	89,527
Face value - total	1,481,575	1,340,715	1,205,326	5,682,382	1,412,949
Number of portfolios - total	105	82	83	95	76
ESTIMATED REMAINING COLLECTIONS (1) (in thousands)
Estimated remaining collections - core	$1,305,641	$1,226,292	$1,159,086	$1,154,406	$1,072,777
Estimated remaining collections - bankruptcy	802,353	796,161	794,262	770,886	743,228
Estimated remaining collections - total	2,107,994	2,022,453	1,953,348	1,925,292	1,816,005

SHARE DATA (share amounts in thousands)
Net income per common share - diluted	$1.87	$1.47	$1.54	$1.48	$1.48
Weighted average number of shares outstanding - diluted	17,133	17,267	17,269	17,228	17,225
Shares repurchased	300,849	30,600	—	—	—
Average price paid per share repurchased (including acquisitions costs)	$68.62	$68.02	—	—	—
Closing market price	$91.26	$71.72	$67.52	$62.22	$84.79

RATIOS AND OTHER DATA (dollars in thousands)
Return on average equity (2)	20.34%	16.70%	18.18%	18.27%	19.20%
Return on revenue (3)	21.67%	17.97%	22.58%	22.05%	22.28%
Operating margin (4)	36.92%	31.70%	38.91%	38.35%	39.67%
Operating expense to cash receipts (5)	37.66%	40.92%	36.87%	36.39%	36.91%
Debt to equity (6)	46.33%	42.84%	37.15%	46.02%	46.43%
Number of collectors	1,952	1,934	1,658	1,520	1,517
Number of employees	3,032	3,014	2,641	2,504	2,504
Cash receipts (5)	$247,723	$233,916	$195,668	$193,569	$190,773
Line of credit - unused portion at period end	166,450	142,500	187,500	147,500	157,500

(1)	Domestic portfolio only
(2)	Calculated as annualized net income divided by average equity for the period
(3)	Calculated as net income divided by total revenues
(4)	Calculated as income from operations divided by total revenues
(5)	“Cash receipts” is defined as cash collections plus fee income
(6)	For purposes of this ratio, “debt” equals the line of credit balance plus long-term debt

Supplemental Performance Data

Domestic Finance Receivables Portfolio Performance:

The following tables show certain data related to our domestic finance receivables portfolio. These tables describe the purchase price, actual cash collections and future estimates of cash collections, income recognized on finance receivables (gross and net of allowance charges), principal amortization, allowance charges, net finance receivable balances and related multiples. Further, these tables disclose our entire domestic portfolio, as well as its subsets: the portfolio of purchased bankrupt accounts and our Core portfolio. The accounts represented in the purchased bankruptcy tables are those portfolios of accounts that were bankrupt at the time of purchase. This contrasts with accounts that file for bankruptcy after we purchase them, which continue to be tracked in their corresponding Core portfolio. Our United Kingdom portfolio is not significant and is therefore not included in these tables.

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

The purchase price multiples (the ratio of total estimated collections to purchase price) from 2005 through the second quarter of 2012 described in the tables below are lower than multiples in previous years. This trend is primarily, but not entirely, related to pricing competition. When competition increases, and/or supply decreases so that pricing becomes negatively impacted on a relative basis (total lifetime collections in relation to purchase price), yields tend to trend lower. The opposite occurs when pricing trends are favorable.

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

Domestic Portfolio Data – Life-to-Date

Entire Portfolio

		Inception through June 30, 2012					As of June 30, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price

1996	$3,080	$10,164	$7,041	$3,123	$0	$7,041	$0	$60	$10,224	332%
1997	7,685	25,362	17,258	8,104	0	17,258	0	121	25,483	332%
1998	11,089	37,059	26,073	10,986	0	26,073	0	522	37,581	339%
1999	18,898	68,559	49,385	19,174	0	49,385	0	1,127	69,686	369%
2000	25,020	114,480	89,283	25,197	0	89,283	0	3,039	117,519	470%
2001	33,481	172,207	137,855	34,352	0	137,855	0	4,308	176,515	527%
2002	42,325	192,918	150,594	42,324	0	150,594	0	7,399	200,317	473%
2003	61,448	256,522	195,074	61,448	0	195,074	0	13,296	269,818	439%
2004	59,176	190,819	132,842	57,977	1,200	131,642	0	13,107	203,926	345%
2005	143,169	295,027	177,077	117,950	15,879	161,198	9,339	16,923	311,950	218%
2006	107,693	194,265	121,146	73,119	21,065	100,081	13,508	23,221	217,486	202%
2007	258,391	429,798	237,512	192,286	21,730	215,782	44,370	79,877	509,675	197%
2008	275,153	398,512	231,042	167,470	29,395	201,647	78,254	129,372	527,884	192%
2009	281,441	515,276	333,154	182,122	0	333,154	99,319	296,651	811,927	288%
2010	358,153	426,544	244,803	181,741	0	244,803	176,437	447,682	874,226	244%
2011	395,809	196,685	112,958	83,727	0	112,958	312,084	657,805	854,490	216%
2012	231,878	15,560	10,991	4,569	0	10,991	227,360	413,484	429,044	185%

Total	$2,313,889	$3,539,757	$2,274,088	$1,265,669	$89,269	$2,184,819	$960,671	$2,107,994	$5,647,751	244%

Purchased Bankruptcy Portfolio
		Inception through June 30, 2012					As of June 30, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price

1996 - 2003	$0	$0	$0	$0	$0	$0	$0	$0	$0	0%
2004	7,468	14,357	8,089	6,268	1,200	6,889	0	107	14,464	194%
2005	29,301	43,362	14,697	28,665	584	14,113	52	115	43,477	148%
2006	17,645	30,852	14,355	16,497	1,050	13,305	98	427	31,279	177%
2007	78,547	100,483	34,868	65,615	8,285	26,583	4,647	5,754	106,237	135%
2008	108,608	139,513	65,882	73,631	2,300	63,582	32,677	44,316	183,829	169%
2009	156,056	255,753	163,392	92,361	0	163,392	63,694	152,226	407,979	261%
2010	209,228	205,714	110,544	95,170	0	110,544	114,058	204,536	410,250	196%
2011	183,416	45,370	25,355	20,015	0	25,355	163,307	243,717	289,087	158%
2012	109,841	3,959	2,919	1,040	0	2,919	108,798	151,155	155,114	141%

Total	$900,110	$839,363	$440,101	$399,262	$13,419	$426,682	$487,331	$802,353	$1,641,716	182%

Core Portfolio
		Inception through June 30, 2012					As of June 30, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price

1996	$3,080	$10,164	$7,041	$3,123	$0	$7,041	$0	$60	$10,224	332%
1997	7,685	25,362	17,258	8,104	0	17,258	0	121	25,483	332%
1998	11,089	37,059	26,073	10,986	0	26,073	0	522	37,581	339%
1999	18,898	68,559	49,385	19,174	0	49,385	0	1,127	69,686	369%
2000	25,020	114,480	89,283	25,197	0	89,283	0	3,039	117,519	470%
2001	33,481	172,207	137,855	34,352	0	137,855	0	4,308	176,515	527%
2002	42,325	192,918	150,594	42,324	0	150,594	0	7,399	200,317	473%
2003	61,448	256,522	195,074	61,448	0	195,074	0	13,296	269,818	439%
2004	51,708	176,462	124,753	51,709	0	124,753	0	13,000	189,462	366%
2005	113,868	251,665	162,380	89,285	15,295	147,085	9,287	16,808	268,473	236%
2006	90,048	163,413	106,791	56,622	20,015	86,776	13,410	22,794	186,207	207%
2007	179,844	329,315	202,644	126,671	13,445	189,199	39,723	74,123	403,438	224%
2008	166,545	258,999	165,160	93,839	27,095	138,065	45,577	85,056	344,055	207%
2009	125,385	259,523	169,762	89,761	0	169,762	35,625	144,425	403,948	322%
2010	148,925	220,830	134,259	86,571	0	134,259	62,379	243,146	463,976	312%
2011	212,393	151,315	87,603	63,712	0	87,603	148,777	414,088	565,403	266%
2012	122,037	11,601	8,072	3,529	0	8,072	118,562	262,329	273,930	224%

Total	$1,413,779	$2,700,394	$1,833,987	$866,407	$75,850	$1,758,137	$473,340	$1,305,641	$4,006,035	283%

Domestic Portfolio Data – Year-to-Date

Entire Portfolio

		Year to Date June 30, 2012					As of June 30, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price

1996	$3,080	$21	$21	$0	$0	$21	$0	$60	$10,224	332%
1997	7,685	52	52	0	0	52	0	121	25,483	332%
1998	11,089	121	121	0	0	121	0	522	37,581	339%
1999	18,898	397	397	0	0	397	0	1,127	69,686	369%
2000	25,020	1,091	1,091	0	0	1,091	0	3,039	117,519	470%
2001	33,481	1,743	1,743	0	0	1,743	0	4,308	176,515	527%
2002	42,325	2,643	2,643	0	0	2,643	0	7,399	200,317	473%
2003	61,448	4,125	4,125	0	0	4,125	0	13,296	269,818	439%
2004	59,176	3,669	3,669	0	0	3,669	0	13,107	203,926	345%
2005	143,169	7,143	3,149	3,994	(2,067)	5,216	9,339	16,923	311,950	218%
2006	107,693	7,109	3,767	3,342	650	3,117	13,508	23,221	217,486	202%
2007	258,391	27,572	12,000	15,572	2,265	9,735	44,370	79,877	509,675	197%
2008	275,153	39,580	16,176	23,404	1,850	14,326	78,254	129,372	527,884	192%
2009	281,441	93,412	61,025	32,387	0	61,025	99,319	296,651	811,927	288%
2010	358,153	121,929	69,388	52,541	0	69,388	176,437	447,682	874,226	244%
2011	395,809	119,495	67,013	52,482	0	67,013	312,084	657,805	854,490	216%
2012	231,878	15,560	10,991	4,569	0	10,991	227,360	413,484	429,044	185%

Total	$2,313,889	$445,662	$257,371	$188,291	$2,698	$254,673	$960,671	$2,107,993	$5,647,751	244%

Purchased Bankruptcy Portfolio
		Year to Date June 30, 2012					As of June 30, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price

1996 - 2003	$0	$0	$0	$0	$0	$0	$0	$0	$0	0%
2004	7,468	63	63	0	0	63	0	107	14,464	194%
2005	29,301	140	27	113	(97)	124	52	115	43,477	148%
2006	17,645	371	236	135	(150)	386	98	427	31,279	177%
2007	78,547	5,109	820	4,289	3,175	(2,355)	4,647	5,754	106,237	135%
2008	108,608	15,931	4,937	10,994	500	4,437	32,677	44,316	183,829	169%
2009	156,056	54,558	33,027	21,531	0	33,027	63,694	152,226	407,979	261%
2010	209,228	61,729	29,210	32,519	0	29,210	114,058	204,536	410,250	196%
2011	183,416	30,152	14,848	15,304	0	14,848	163,307	243,717	289,087	158%
2012	109,841	3,959	2,919	1,040	0	2,919	108,798	151,155	155,114	141%

Total	$900,110	$172,012	$86,087	$85,925	$3,428	$82,659	$487,331	$802,353	$1,641,716	182%

Core Portfolio
		Year to Date June 30, 2012					As of June 30, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price

1996	$3,080	$21	$21	$0	$0	$21	$0	$60	$10,224	332%
1997	7,685	52	52	0	0	52	0	121	25,483	332%
1998	11,089	121	121	0	0	121	0	522	37,581	339%
1999	18,898	397	397	0	0	397	0	1,127	69,686	369%
2000	25,020	1,091	1,091	0	0	1,091	0	3,039	117,519	470%
2001	33,481	1,743	1,743	0	0	1,743	0	4,308	176,515	527%
2002	42,325	2,643	2,643	0	0	2,643	0	7,399	200,317	473%
2003	61,448	4,125	4,125	0	0	4,125	0	13,296	269,818	439%
2004	51,708	3,606	3,606	0	0	3,606	0	13,000	189,462	366%
2005	113,868	7,003	3,122	3,881	(1,970)	5,092	9,287	16,808	268,473	236%
2006	90,048	6,738	3,531	3,207	800	2,731	13,410	22,794	186,207	207%
2007	179,844	22,463	11,180	11,283	(910)	12,090	39,723	74,123	403,438	224%
2008	166,545	23,649	11,239	12,410	1,350	9,889	45,577	85,056	344,055	207%
2009	125,385	38,854	27,998	10,856	0	27,998	35,625	144,425	403,948	322%
2010	148,925	60,200	40,178	20,022	0	40,178	62,379	243,146	463,976	312%
2011	212,393	89,343	52,165	37,178	0	52,165	148,777	414,088	565,403	266%
2012	122,037	11,601	8,072	3,529	0	8,072	118,562	262,329	273,930	224%

Total	$1,413,779	$273,650	$171,284	$102,366	($730)	$172,014	$473,340	$1,305,641	$4,006,035	283%

Domestic Portfolio Data – Current Quarter

Entire Portfolio

		Quarter Ended June 30, 2012					As of June 30, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price

1996	$3,080	$12	$12	$0	$0	$12	$0	$60	$10,224	332%
1997	7,685	22	22	0	0	22	0	121	25,483	332%
1998	11,089	69	69	0	0	69	0	522	37,581	339%
1999	18,898	180	180	0	0	180	0	1,127	69,686	369%
2000	25,020	488	488	0	0	488	0	3,039	117,519	470%
2001	33,481	827	827	0	0	827	0	4,308	176,515	527%
2002	42,325	1,273	1,273	0	0	1,273	0	7,399	200,317	473%
2003	61,448	1,900	1,900	0	0	1,900	0	13,296	269,818	439%
2004	59,176	1,781	1,781	0	0	1,781	0	13,107	203,926	345%
2005	143,169	3,399	1,474	1,925	(711)	2,185	9,339	16,923	311,950	218%
2006	107,693	3,304	1,697	1,607	750	947	13,508	23,221	217,486	202%
2007	258,391	12,850	5,655	7,195	2,165	3,490	44,370	79,877	509,675	197%
2008	275,153	19,104	7,573	11,531	0	7,573	78,254	129,372	527,884	192%
2009	281,441	47,069	31,065	16,004	0	31,065	99,319	296,651	811,927	288%
2010	358,153	62,355	36,146	26,209	0	36,146	176,437	447,682	874,226	244%
2011	395,809	63,152	35,209	27,943	0	35,209	312,084	657,805	854,490	216%
2012	231,878	12,017	8,301	3,716	0	8,301	227,360	413,484	429,044	185%

Total	$2,313,889	$229,802	$133,672	$96,130	$2,204	$131,468	$960,671	$2,107,994	$5,647,751	244%

Purchased Bankruptcy Portfolio
		Quarter Ended June 30, 2012					As of June 30, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price

1996 - 2003	$0	$0	$0	$0	$0	$0	$0	$0	$0	0%
2004	7,468	33	33	0	0	33	0	107	14,464	194%
2005	29,301	73	14	59	(61)	75	52	115	43,477	148%
2006	17,645	152	89	63	(50)	139	98	427	31,279	177%
2007	78,547	2,355	292	2,063	2,575	(2,283)	4,647	5,754	106,237	135%
2008	108,608	8,036	2,300	5,736	0	2,300	32,677	44,316	183,829	169%
2009	156,056	28,339	17,368	10,971	0	17,368	63,694	152,226	407,979	261%
2010	209,228	32,543	15,493	17,050	0	15,493	114,058	204,536	410,250	196%
2011	183,416	17,604	7,721	9,883	0	7,721	163,307	243,717	289,087	158%
2012	109,841	2,883	2,286	597	0	2,286	108,798	151,155	155,114	141%

Total	$900,110	$92,018	$45,596	$46,422	$2,464	$43,132	$487,331	$802,353	$1,641,716	182%

Core Portfolio
		Quarter Ended June 30, 2012					As of June 30, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price

1996	$3,080	$12	$12	$0	$0	$12	$0	$60	$10,224	332%
1997	7,685	22	22	0	0	22	0	121	25,483	332%
1998	11,089	69	69	0	0	69	0	522	37,581	339%
1999	18,898	180	180	0	0	180	0	1,127	69,686	369%
2000	25,020	488	488	0	0	488	0	3,039	117,519	470%
2001	33,481	827	827	0	0	827	0	4,308	176,515	527%
2002	42,325	1,273	1,273	0	0	1,273	0	7,399	200,317	473%
2003	61,448	1,900	1,900	0	0	1,900	0	13,296	269,818	439%
2004	51,708	1,748	1,748	0	0	1,748	0	13,000	189,462	366%
2005	113,868	3,326	1,460	1,866	(650)	2,110	9,287	16,808	268,473	236%
2006	90,048	3,152	1,608	1,544	800	808	13,410	22,794	186,207	207%
2007	179,844	10,495	5,363	5,132	(410)	5,773	39,723	74,123	403,438	224%
2008	166,545	11,068	5,273	5,795	0	5,273	45,577	85,056	344,055	207%
2009	125,385	18,730	13,697	5,033	0	13,697	35,625	144,425	403,948	322%
2010	148,925	29,812	20,653	9,159	0	20,653	62,379	243,146	463,976	312%
2011	212,393	45,548	27,488	18,060	0	27,488	148,777	414,088	565,403	266%
2012	122,037	9,134	6,015	3,119	0	6,015	118,562	262,329	273,930	224%

Total	$1,413,779	$137,784	$88,076	$49,708	($260)	$88,336	$473,340	$1,305,641	$4,006,035	283%

The following graph shows the purchase price of our owned domestic portfolios by year and includes the acquisition amount for the six months ended June 30, 2012. The purchase price number represents the cash paid to the seller, plus certain capitalized costs, less buybacks.

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

Our ability to profitably purchase and liquidate pools of bankrupt accounts provides diversity to our distressed asset acquisition business. Although we generally buy bankrupt portfolios from many of the same consumer lenders from whom we acquire Core customer portfolios, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of portfolios purchased in the bankrupt and Core markets may differ over time. We have found periods when bankrupt accounts were more profitable and other times when Core accounts were more profitable. From 2004 through 2008, our bankruptcy buying fluctuated between 13% and 39% of our total portfolio purchasing in those years. In 2009, for the first time in our history, bankruptcy purchasing exceeded that of our Core buying, finishing at 55% of total portfolio purchasing for the year and during 2010 this percentage increased to 59%. This occurred as severe dislocations in the financial markets, coupled with legislative uncertainty, caused pricing in the bankruptcy market to decline substantially, thereby driving our strategy to make advantageous bankruptcy portfolio acquisitions during this period. For 2011 and the first six months of 2012, bankruptcy buying represented 48% of our total portfolio purchasing.

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

Cash Collections By Year, By Year of Purchase – Entire Domestic Portfolio

(in thousands)
Purchase Period	Purchase Price	1996-2002	2003	2004	2005	2006	Cash Collection Period		2009	2010	2011	YTD 2012	Total
							2007	2008
1996	$3,080	$8,521	$398	$285	$210	$237	$102	$83	$78	$68	$100	$21	$10,103
1997	7,685	19,597	1,324	1,022	860	597	437	346	215	216	187	52	24,853
1998	11,089	26,081	2,797	2,200	1,811	1,415	882	616	397	382	332	121	37,034
1999	18,898	39,895	7,336	5,615	4,352	3,032	2,243	1,533	1,328	1,139	997	397	67,867
2000	25,020	45,870	16,628	14,098	10,924	8,067	5,202	3,604	3,198	2,782	2,554	1,091	114,018
2001	33,481	41,879	28,003	26,717	22,639	16,048	10,011	6,164	5,299	4,422	3,791	1,743	166,716
2002	42,325	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	6,375	5,844	2,643	192,904
2003	61,448	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	10,422	8,945	4,125	256,522
2004	59,176	—	—	18,019	46,475	40,424	30,750	19,339	13,677	9,944	8,522	3,669	190,819
2005	143,169	—	—	—	18,968	75,145	69,862	49,576	33,366	23,733	17,234	7,143	295,027
2006	107,693	—	—	—	—	22,971	53,192	40,560	29,749	22,494	18,190	7,109	194,265
2007	258,391	—	—	—	—	—	42,263	115,011	94,805	83,059	67,088	27,572	429,798
2008	275,153	—	—	—	—	—	—	61,277	107,974	100,337	89,344	39,580	398,512
2009	281,441	—	—	—	—	—	—	—	57,338	177,407	187,119	93,412	515,276
2010	358,153	—	—	—	—	—	—	—	—	86,562	218,053	121,929	426,544
2011	395,809	—	—	—	—	—	—	—	—	—	77,190	119,495	196,685
YTD 2012	231,878											15,560	15,560

Total	$2,313,889	$196,916	$117,052	$153,404	$191,376	$236,393	$262,166	$326,699	$368,003	$529,342	$705,490	$445,662	$3,532,503

Cash Collections By Year, By Year of Purchase – Purchased Bankruptcy Portfolio

(in thousands)
Purchase Period	Purchase Price	1996-2002	2003	2004	2005	2006	Cash Collection Period		2009	2010	2011	YTD 2012	Total
							2007	2008
2004	$7,468	$—	$—	$743	$4,554	$3,956	$2,777	$1,455	$496	$164	$149	$63	$14,357
2005	29,301	—	—	—	3,777	15,500	11,934	6,845	3,318	1,382	466	140	43,362
2006	17,645	—	—	—	—	5,608	9,455	6,522	4,398	2,972	1,526	$371	30,852
2007	78,547	—	—	—	—	—	2,850	27,972	25,630	22,829	16,093	$5,109	100,483
2008	108,608	—	—	—	—	—	—	14,024	35,894	37,974	35,690	$15,931	139,513
2009	156,056	—	—	—	—	—	—	—	16,635	81,780	102,780	$54,558	255,753
2010	209,228	—	—	—	—	—	—	—	—	39,486	104,499	$61,729	205,714
2011	183,416	—	—	—	—	—	—	—	—	—	15,218	$30,152	45,370
YTD 2012	109,841	—	—	—	—	—	—		—	—	—	$3,959	3,959

Total	$900,110	$—	$—	$743	$8,331	$25,064	$27,016	$56,818	$86,371	$186,587	$276,421	$172,012	$839,363

Cash Collections By Year, By Year of Purchase – Core Portfolio

(in thousands)
Purchase Period	Purchase Price	1996-2002	2003	2004	2005	2006	Cash Collection Period		2009	2010	2011	YTD 2012	Total
							2007	2008
1996	$3,080	$8,521	$398	$285	$210	$237	$102	$83	$78	$68	$100	$21	$10,103
1997	7,685	19,597	1,324	1,022	860	597	437	346	215	216	187	52	24,853
1998	11,089	26,081	2,797	2,200	1,811	1,415	882	616	397	382	332	121	37,034
1999	18,898	39,895	7,336	5,615	4,352	3,032	2,243	1,533	1,328	1,139	997	397	67,867
2000	25,020	45,870	16,628	14,098	10,924	8,067	5,202	3,604	3,198	2,782	2,554	1,091	114,018
2001	33,481	41,879	28,003	26,717	22,639	16,048	10,011	6,164	5,299	4,422	3,791	1,743	166,716
2002	42,325	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	6,375	5,844	2,643	192,904
2003	61,448	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	10,422	8,945	4,125	256,522
2004	51,708	—	—	17,276	41,921	36,468	27,973	17,884	13,181	9,780	8,373	3,606	176,462
2005	113,868	—	—	—	15,191	59,645	57,928	42,731	30,048	22,351	16,768	7,003	251,665
2006	90,048	—	—	—	—	17,363	43,737	34,038	25,351	19,522	16,664	6,738	163,413
2007	179,844	—	—	—	—	—	39,413	87,039	69,175	60,230	50,995	22,463	329,315
2008	166,545	—	—	—	—	—	—	47,253	72,080	62,363	53,654	23,649	258,999
2009	125,385	—	—	—	—	—	—	—	40,703	95,627	84,339	38,854	259,523
2010	148,925	—	—	—	—	—	—	—	—	47,076	113,554	60,200	220,830
2011	212,393	—	—	—	—	—	—	—	—	—	61,972	89,343	151,315
YTD 2012	122,037	—	—	—	—	—	—	—	—	—	—	11,601	11,601

Total	$1,413,779	$196,916	$117,052	$152,661	$183,045	$211,329	$235,150	$269,881	$281,632	$342,755	$429,069	$273,650	$2,693,140

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

Primarily as a result of the downturn in the economy, the decline in the availability of consumer credit, our efforts to help customers establish reasonable payment plans, and improvements in our collections capabilities which have allowed us to profitably collect on accounts with lower balances or lower quality, the average payment size has decreased over the past several years. However, due to improved scoring and segmentation, together with enhanced productivity, we have been able to generate increased amounts of cash collections by generating enough incremental payments to overcome the decrease in payment size. The decreasing average payment size trend moderated during the first half of 2012.

Collections Productivity

The following tables display various collections productivity measures that we track. The tables below contain our collector productivity metrics as defined by calendar quarter.

QTD Cash Collections per Collector Hour Paid (Domestic Portfolio Only)

	Core cash collections (1)
	2007	2008	2009	2010	2011	2012
Q1	$141	$116	$120	$135	$162	$166
Q2	$129	$115	$114	$127	$154	$169
Q3	$120	$110	$111	$127	$152	—
Q4	$107	$98	$109	$129	$137	—

	Total cash collections (2)
	2007	2008	2009	2010	2011	2012
Q1	$156	$133	$147	$182	$241	$258
Q2	$142	$136	$143	$188	$243	$275
Q3	$131	$134	$144	$200	$249	—
Q4	$119	$123	$148	$204	$228	—

	Non-legal cash collections (3)
	2007	2008	2009	2010	2011	2012
Q1	$108	$96	$118	$154	$204	$216
Q2	$96	$99	$116	$160	$205	$225
Q3	$88	$99	$119	$170	$212	—
Q4	$80	$94	$123	$174	$194	—

	Non-legal/non-bankruptcy cash collections (4)
	2007	2008	2009	2010	2011	2012
Q1	$92	$79	$90	$106	$125	$125
Q2	$83	$78	$87	$100	$116	$120
Q3	$76	$76	$87	$97	$115	—
Q4	$68	$69	$84	$98	$103	—

(1)	Represents total cash collections less purchased bankruptcy cash collections from trustee-administered accounts. This metric includes cash collections from purchased bankruptcy accounts administered by the Core call center collection floor as well as cash collections generated by our internal staff of legal collectors. This calculation does not include hours paid to our internal staff of legal collectors or to employees processing the bankruptcy-required notifications to trustees.
(2)	Represents total cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to collectors (including those in training).
(3)	Represents total cash collections less external legal cash collections. This does includes internal legal collections and all bankruptcy collections and excludes any hours associated with either of those functions.
(4)	Represents total cash collections less external legal cash collections and less purchased bankruptcy cash collections from trustee-administered accounts. This metric also does not include any labor hours associated with the bankruptcy or legal (internal or external) functions but does include internally-driven cash collections from the internal legal channel.

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

The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q22012	Q12012	Q42011	Q32011	Q22011	Q12011	Q42010	Q32010
Call Center & Other Collections	$73,582	$79,805	$61,227	$63,967	$64,566	$67,377	$53,775	$51,711
External Legal Collections	41,464	34,852	26,316	27,245	27,329	25,378	21,446	20,217
Internal Legal Collections	25,361	23,345	17,615	16,444	16,007	15,598	12,841	12,130
Purchased Bankruptcy Collections	92,018	79,994	75,166	74,512	68,379	58,364	56,301	53,319

Total Cash Collections	$232,425	$217,996	$180,324	$182,168	$176,281	$166,717	$144,363	$137,377

Rollforward of Net Finance Receivables

The following table shows the changes in finance receivables, net, including the amounts paid to acquire new portfolios (amounts in thousands).

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance at beginning of year	$945,242	$866,992	$926,734	$831,330
Acquisitions of finance receivables (1)	121,246	88,501	233,339	194,906
Foreign currency translation adjustment	(142)	—	44	—
Cash collections applied to principal on finance receivables (2)	(99,838)	(75,978)	(193,609)	(146,721)

Balance at end of year	$966,508	$879,515	$966,508	$879,515

Estimated Remaining Collections	$2,118,162	$1,816,005	$2,118,162	$1,816,005

(1)	Acquisitions of finance receivables is net of buybacks and includes certain capitalized acquisition related costs.
(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net of allowance charges.

Portfolios by Type and Geography (Domestic Portfolio Only)

The following table categorizes our life to date portfolio purchases as of June 30, 2012, into the major asset types represented (amounts in thousands):

Asset Type	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
Major Credit Cards	16,945	57%	$47,508,503	70%	$1,730,346	73%
Consumer Finance	6,110	21	7,154,736	11	131,730	6
Private Label Credit Cards	5,973	20	8,303,061	12	455,186	19
Auto Deficiency	640	2	4,484,071	7	51,408	2

Total:	29,668	100%	67,450,371	100%	2,368,670	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.
(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

The following table summarizes our life to date portfolio purchases as of June 30, 2012, into the delinquency categories represented (amounts in thousands).

Account Type	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
Fresh	2,025	7%	$5,445,196	8%	$505,290	21%
Primary	4,417	15	8,064,351	12	402,446	17
Secondary	5,218	18	8,104,946	12	312,980	13
Tertiary	4,011	14	5,411,196	8	75,675	3
BK Trustees	4,075	14	18,394,586	27	943,208	40
Other	9,922	32	22,030,096	33	129,071	6

Total:	29,668	100%	67,450,371	100%	2,368,670	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.
(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

We also review the geographic distribution of accounts within a portfolio because we have found that state specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.

The following table summarizes our life to date portfolio purchases as of June 30, 2012, by geographic location (amounts in thousands):

Geographic Distribution	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
California	3,092	10%	$8,866,114	13%	$306,571	13%
Texas	4,351	15	7,589,084	11	207,980	9
Florida	2,319	8	6,417,185	10	215,560	9
New York	1,676	6	4,015,529	6	126,848	5
Pennsylvania	1,055	4	2,480,513	4	85,926	4
Ohio	1,443	5	2,508,812	4	98,594	4
Illinois	1,106	4	2,342,338	3	90,426	4
North Carolina	1,038	3	2,313,187	3	79,846	3
Georgia	948	3	2,226,286	3	91,256	4
New Jersey	675	2	1,826,761	3	67,034	3
Michigan	782	3	1,806,554	3	72,022	3
Arizona	515	2	1,440,281	2	49,679	2
Virginia	809	3	1,435,987	2	55,352	2
Tennessee	627	2	1,399,435	2	55,008	2
Massachusetts	505	2	1,248,192	2	42,620	2
Indiana	532	2	1,179,668	2	50,936	2
Other (3)	8,195	26	18,354,445	27	673,012	29

Total:	29,668	100%	67,450,371	100%	2,368,670	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.
(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.
(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

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

As of June 30, 2012, cash and cash equivalents totaled $42.6 million, as compared to $26.7 million at December 31, 2011. Total debt outstanding on our $458.5 million line of credit was $292.0 million as of June 30, 2012, which represents availability of $166.5 million (subject to the borrowing base and applicable debt covenants).

We have in place forward flow commitments for the purchase of defaulted consumer receivables over the next 12 months of approximately $238.3 million as of June 30, 2012. Additionally we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements. We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit agreement will be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and a material amount of additional portfolio purchasing in excess of the currently committed flow amounts during the next twelve months.

We are cognizant of the market fundamentals in the debt purchase and company acquisition market which, because of significant supply and tight capital availability, could increase buying opportunities. Accordingly, we filed a $150 million shelf registration during the third quarter of 2009. We issued $75.5 million of equity securities under that registration statement during February of 2010 in order to take advantage of market opportunities while retaining the ability to issue up to an additional $74.5 million of equity or debt securities under the shelf registration statement in the future. The outcome of any future transaction is subject to market conditions. In addition, on April 20, 2012, we closed a series of transactions to exercise a portion of the accordion loan feature of our existing credit thereby increasing the lenders’ commitments by $50,950,000, resulting in $458,450,000 aggregate principal amount available under our line of credit. Please see the “Borrowings” section below for additional information on the line of credit.

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

We file income tax returns using the cost recovery method for tax revenue recognition as it relates to our debt purchasing business. We were notified on June 21, 2007 that we were being examined by the IRS for the 2005 tax year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. On April 22, 2009, we filed a formal protest of the findings contained in the examination report prepared by the IRS. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005. We subsequently filed a petition in United States Tax Court to which the IRS responded on January 12, 2012. We believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary for these tax positions. If we are unsuccessful in tax court, we can appeal to the federal Circuit Court of Appeals. If judicial appeals prove unsuccessful, we may ultimately be required to pay the related deferred taxes, any potential interest, and penalties, possibly requiring additional financing from other sources. In accordance with the Internal Revenue Code, underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points. An additional two percentage points applies to large corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code. We file taxes in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. The deferred tax liability related to revenue recognition on our debt purchasing business is $193.1 million at June 30, 2012. In 2011, the IRS expanded the audit to include the tax years ended December 31, 2010, 2009 and 2008.

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

Our operating activities provided cash of $54.2 million and $87.0 million for the six months ended June 30, 2012 and 2011, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period. The decrease was primarily due to a decrease in deferred tax expense from $23.2 million for the six months ended June 30, 2011 to $(3.2) million for the six months ended June 30, 2012. This was offset by an increase in net income to $57.2 million for the six months ended June 30, 2012, from $49.3 million for the nine months ended June 30, 2011. The remaining changes were due to net changes in other accounts related to our operating activities.

Our investing activities used cash of $87.4 million and $50.6 million during the six months ended June 30, 2012 and 2011, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment and business acquisitions. The majority of the increase was due to net cash payments for business acquisitions totaling $48.7 million during the six months ended June 30, 2012, as compared to $0 during the six months ended June 30, 2011, as well as an increase in acquisitions of finance receivables, which increased from $194.9 million for the six months ended June 30, 2011 to $229.4 million for the six months ended June 30, 2012, partially offset by an increase in collections applied to principal on finance receivables from $146.7 million for the nine three ended June 30, 2011 to $193.6 million for the six months ended June 30, 2012.

Our financing activities provided cash of $50.3 million and used cash of $52.0 million during the six months ended June 30, 2012 and 2011, respectively. Cash is provided by draws on our line of credit, proceeds from equity offerings, proceeds from debt financing and stock option exercises. Cash used in financing activities is primarily driven by principal payments on our line of credit, principal payments on long-term debt and repurchases of our common stock. The majority of the increase was due to net cash proceeds received on our line of credit totaling $72.0 million during the six months ended June 30, 2012, offset by $22.7 million of cash used to repurchase shares of our common stock, compared to net repayments on our line of credit of $50.0 million during the six months ended June 30, 2011.

Cash paid for interest was $5.3 million for both of the six months ended June 30, 2012 and 2011. Interest was paid on our line of credit and long-term debt. Cash paid for income taxes was $44.5 million and $6.8 million for the six months ended June 30, 2012 and 2011, respectively. The increase was primarily due to an increase in taxable income for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Borrowings

On December 20, 2010, we entered into the Credit Agreement. Under the terms of the Credit Agreement, the credit facility includes an aggregate principal amount available of $407.5 million (subject to the borrowing base and applicable debt covenants), which consists of a $50 million fixed rate loan that matured on May 4, 2012, which was transferred from our then existing credit agreement, and a $357.5 million revolving credit facility that matures on December 20, 2014. The revolving credit facility automatically increased by $50 million upon the maturity and repayment of the fixed rate loan. The fixed rate loan bore interest at a rate of 6.8% per annum, payable monthly in arrears. The revolving loans accrue interest, at our option, at either the base rate plus 1.75% per annum or the Eurodollar rate (as defined) for the applicable term plus 2.75% per annum. The base rate is the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. Interest is payable on base rate loans quarterly in arrears and on Eurodollar loans in arrears on the last day of each interest period or, if such interest period exceeds three months, every three months. Our revolving credit facility includes a $20 million swingline loan sublimit and a $20 million letter of credit sublimit. It also contains an accordion loan feature that allows us to request an increase of up to $142.5 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to the terms of the Credit Agreement. No existing lender is obligated to increase its commitment. On April 20, 2012, we closed a series of transactions to exercise a portion of the accordion loan feature of our existing credit facility with our administrative agent and our syndicate of lenders, thereby increasing the lenders’ commitments by $50,950,000, resulting in $458,450,000 aggregate principal amount available under our line of credit. Our existing lenders under the Credit Agreement provided $40,950,000 of this increase, and $10,000,000 was provided by a new lender which is now a party to the Credit Agreement. The Company may request additional increases of up to $91,550,000 under its credit facility. The Credit Agreement is secured by a first priority lien on substantially all of our assets. The Credit Agreement contains restrictive covenants and events of default include the following:

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

At June 30, 2012, all of our borrowings under our revolving credit facility consisted of 30-day Eurodollar rate loans and base rate loans with a weighted average annual interest rate equal to 3.12%.

We had $292.0 million and $220.0 million of borrowings outstanding on our credit facility as of June 30, 2012 and December 31, 2011, respectively, of which $50 million represented borrowings under the non-revolving fixed rate loan at December 31, 2011.

We were in compliance with all covenants of our credit facility as of June 30, 2012 and December 31, 2011.

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

Stockholders’ Equity

Stockholders’ equity was $633.4 at June 30, 2012 and $595.5 million at December 31, 2011. The increase was primarily attributable to $57.5 million in net income attributable to the Company during the first six months of 2012 partially offset by a decrease of $22.7 million resulting from the repurchase of 331,449 shares of our common stock under our $100 million repurchase program.

Contractual Obligations

Our contractual obligations as of June 30, 2012 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$22,301	$4,557	$8,740	$5,909	$3,095
Line of Credit (1)	316,078	9,689	306,389	—	—
Long-term Debt	830	553	277	—	—
Purchase Commitments (2) (3)	266,208	266,208	—	—	—
Employment Agreements	14,513	8,043	6,398	72	—

Total	$619,930	$289,050	$321,804	$5,981	$3,095

(1)	To the extent that a balance is outstanding on our line of credit, the balance ($292 million) would be due at its maturity in December 2014. Therefore, for purposes of this table and the related interest calculations, the estimated interest and unused line fees due on the line of credit assume that the balance on the line of credit remains constant from the June 30, 2012 balance of $292.0 million and the balance is paid in full at its maturity.
(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $238.3 million.
(3)	This amount includes the maximum remaining purchase price of $22.8 million to be paid to acquire the noncontrolling interest of CCB.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments in ASU 2011-04 generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The provisions of ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. We adopted ASU 2011-04 on January 1, 2012, and have included the required disclosures in our notes to our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income” (Topic 220) to amend its accounting guidance on the presentation of OCI in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted ASU 2011-05 on January 1, 2012, and have included the required disclosures in our consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” to amend the accounting guidance on intangible asset impairment testing. The ASU permits entities to perform an optional qualitative assessment for determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We are evaluating the impact of the ASU; however, we do not expect it to have a significant impact on our consolidated financial statements.

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

We implement the accounting for income recognized on finance receivables under ASC 310-30 as follows. We create each accounting pool using our projections of estimated cash flows and expected economic life. We then compute the effective yield that fully amortizes the pool to the end of its expected economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, we balances those results to the data contained in our proprietary models to ensure accuracy, then review each pool watching for trends, actual performance versus projections and curve shape (a graphical depiction of the timing of cash flows), sometimes re-forecasting future cash flows utilizing our statistical models. The review process is primarily performed by our finance staff; however, our operational and statistical staff is also involved, providing updated statistical input and cash projections to the finance staff. To the extent there is overperformance, we will either increase the yield or release the allowance and consider increasing future cash projections, if persuasive evidence indicates that the overperformance is considered to be a significant betterment. If the over performance is considered more of an acceleration of cash flows (a timing difference), we will: a) adjust estimated future cash flows downward which effectively extends the amortization period to fall within a reasonable expectation of the pool’s economic life, b)

introduce some level of future cash adjustment as noted previously coupled with an increase in yield in order for the amortization period to fall within a reasonable expectation of the pool’s economic life, or c) take no action at all if the amortization period falls within a reasonable expectation of the pool’s expected economic life. To the extent there is underperformance, we will record an allowance if the underperformance is significant and will also consider revising estimated future cash flows based on current period information, or take no action if the pool’s amortization period is reasonable and falls within the currently projected economic life.

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

Our skip tracing subsidiary utilizes both gross and net reporting under ASC 605-45. We generate revenue by working an account and successfully locating a customer for our client. An “investigative fee” is received for these services. In addition, we incur “agent expenses” where we hire a third-party collector to effectuate repossession. In many cases we have an arrangement with our client which allows us to bill the client for these fees. We have determined these fees to be gross revenue based on the criteria in ASC 605-45 and they are recorded as such in the line item “Fee income,” because we are primarily liable to the third party collector. There is a corresponding expense in “Agent fees” for these pass-through items. We also incur fees to release liens on the repossessed collateral. These lien-release fees and related reimbursement of these fees are netted in the line “Agent fees.”

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

Valuation of Acquired Intangibles and Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”), we amortize intangible assets over their estimated useful lives. Goodwill, pursuant to ASC 350, is not amortized but rather is reviewed for impairment annually or earlier if indicators of potential impairment exist. The review of goodwill for potential impairment is highly subjective and requires that: (1) goodwill is allocated to various reporting units of our business to which it relates; and (2) we estimate the fair value of those reporting units to which the goodwill relates and then determine the book value of those reporting units. If the estimated fair value of reporting units with allocated goodwill is determined to be less than their book value, we are required to estimate the fair value of all identifiable assets and liabilities of those reporting units in a manner similar to a purchase price allocation for an acquired business. This requires independent valuation of certain unrecognized assets. Once this process is complete, the amount of goodwill impairment, if any, can be determined.

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

Interest Rate Risk

We are subject to interest rate risk with our variable rate credit line. We assess this interest rate risk by estimating the increase in interest expense that would occur due to an increase in short-term interest rates. The average borrowings on our variable rate credit line were $245.0 million and $216.3 million for the three months ended June 30, 2012 and 2011, respectively. Assuming a 200 basis point increase in interest rates, for example, interest expense would have increased by $1.2 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, we had $292.0 million and $220.0 million, respectively, of variable rate debt outstanding on our credit lines. We do not have any other variable rate debt outstanding as of June 30, 2012. We had no interest rate hedging programs in place for the three months ended June 30, 2012 and 2011. Significant increases in future interest rates on the variable rate credit line could lead to a material decrease in future earnings assuming all other factors remained constant.

Currency Exchange Risk

In the first quarter of 2012, we acquired MHH. MHH conducts business in the Pound Sterling, but we report our financial results in U.S. dollars. Therefore, as a result of the MHH acquisition, we face exposure to fluctuations in currency exchange rates. Significant fluctuations in exchange rates between the U.S. dollar and the Pound Sterling may adversely affect our net income. We may or may not implement a hedging program related to currency exchange rate fluctuations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No legal proceedings were commenced during the period covered by this report that the Company believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations and cash flows, nor have there been any material developments with respect to legal proceedings previously disclosed with respect to prior periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

On February 2, 2012, the Company’s Board of Directors authorized a share repurchase program to purchase up to $100,000,000 of the Company’s outstanding shares of common stock on the open market. The following table provides information about the Company’s common stock purchased during the second quarter of 2012.

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Remaining Purchase Price for Share Repurchases Under the Plan
April 30, 2012	69,400	$67.87	$93,208,449
May 31, 2012	135,249	69.48	83,811,218
June 30, 2012	96,200	67.95	77,274,249

Total	300,849	$68.62	$77,274,249

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

PORTFOLIO RECOVERY ASSOCIATES, INC.
(Registrant)

Date: August 9, 2012	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 9, 2012	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer,
Executive Vice President, Treasurer and Assistant
Secretary (Principal Financial and Accounting Officer)