Form 10-Q
period 2012-09-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2012-11-07
CIK 1185348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2012
Common Stock, $0.01 par value	16,882,070

PORTFOLIO RECOVERY ASSOCIATES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2012 and December 31, 2011

(unaudited)

(Amounts in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
Assets

Cash and cash equivalents	$31,488	$26,697
Finance receivables, net	973,594	926,734
Accounts receivable, net	8,417	7,862
Property and equipment, net	25,506	25,727
Goodwill	100,456	61,678
Intangible assets, net	21,167	14,596
Other assets	9,070	7,829

Total assets	$1,169,698	$1,071,123

Liabilities and Equity

Liabilities:
Accounts payable	$10,234	$7,439
Accrued expenses and other liabilities	11,197	6,076
Income taxes payable	7,359	13,109
Accrued payroll and bonuses	13,241	16,036
Net deferred tax liability	186,506	193,898
Line of credit	250,000	220,000
Long-term debt	674	1,246

Total liabilities	479,211	457,804

Commitments and contingencies (Note 13)

Redeemable noncontrolling interest	19,998	17,831

Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, 60,000 authorized shares, 16,881 issued and outstanding shares at September 30, 2012, and 17,134 issued and outstanding shares at December 31, 2011	169	171
Additional paid-in capital	149,818	167,719
Retained earnings	518,389	427,598
Accumulated other comprehensive income	2,113	—

Total stockholders’ equity	670,489	595,488

Total liabilities and equity	$1,169,698	$1,071,123

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED INCOME STATEMENTS

For the three and nine months ended September 30, 2012 and 2011

(unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues:
Income recognized on finance receivables, net	$135,754	$102,875	$392,566	$299,152
Fee income	14,765	11,401	45,983	41,696

Total revenues	150,519	114,276	438,549	340,848

Operating expenses:
Compensation and employee services	41,334	33,475	123,508	102,443
Legal collection fees	8,635	5,962	25,241	17,681
Legal collection costs	15,810	9,731	57,705	28,949
Agent fees	1,545	1,643	4,495	6,005
Outside fees and services	10,131	6,222	21,575	13,702
Communications	6,777	5,865	22,037	17,884
Rent and occupancy	1,786	1,517	5,053	4,353
Depreciation and amortization	3,623	3,223	10,833	9,755
Other operating expenses	3,820	2,808	12,027	9,161

Total operating expenses	93,461	70,446	282,474	209,933

Gain on sale of property	—	—	—	1,157

Income from operations	57,058	43,830	156,075	132,072
Other income and (expense):
Interest income	—	7	8	7
Interest expense	(2,189)	(2,555)	(7,223)	(8,057)

Income before income taxes	54,869	41,282	148,860	124,022

Provision for income taxes	21,742	16,089	58,493	49,544

Net income	$33,127	$25,193	$90,367	$74,478

Adjustment for (loss)/income attributable to redeemable noncontrolling interest	(187)	(313)	(424)	277

Net income attributable to Portfolio Recovery Associates, Inc.	$33,314	$25,506	$90,791	$74,201

Net income per common share attributable to Portfolio Recovery Associates, Inc:
Basic	$1.97	$1.49	$5.33	$4.34
Diluted	$1.96	$1.48	$5.30	$4.31

Weighted average number of shares outstanding:
Basic	16,881	17,117	17,034	17,106
Diluted	17,022	17,228	17,140	17,218

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2012 and 2011

(unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$33,127	$25,193	$90,367	$74,478
Other comprehensive income:
Foreign currency translation adjustments	1,792	—	2,113	—

Total other comprehensive income	1,792	—	2,113	—

Comprehensive income	34,919	25,193	92,480	74,478
Comprehensive (loss)/income attributable to noncontrolling interest	(187)	(313)	(424)	277

Comprehensive income attributable to Portfolio Recovery Associates, Inc.	$35,106	$25,506	$92,904	$74,201

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2012

(unaudited)

(Amounts in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balance at December 31, 2011	17,134	$171	$167,719	$427,598	$—	$595,488

Components of comprehensive income:
Net income attributable to Portfolio Recovery Associates, Inc.	—	—	—	90,791	—	90,791
Foreign currency translation adjustment	—	—	—	—	2,113	2,113
Vesting of nonvested shares	79	1	(1)	—	—	—
Repurchase and cancellation of common stock	(332)	(3)	(22,723)	—	—	(22,726)
Amortization of share-based compensation	—	—	8,361	—	—	8,361
Income tax benefit from share-based compensation	—	—	1,484	—	—	1,484
Employee stock relinquished for payment of taxes	—	—	(2,170)	—	—	(2,170)
Adjustment of the noncontrolling interest measurement amount	—	—	(2,852)	—	—	(2,852)

Balance at September 30, 2012	16,881	$169	$149,818	$518,389	$2,113	$670,489

The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2012 and 2011

(unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$90,367	$74,478
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	8,361	6,110
Depreciation and amortization	10,833	9,755
Deferred tax (benefit)/expense	(7,377)	27,327
Gain on sale of property	—	(1,157)
Changes in operating assets and liabilities:
Other assets	(353)	(953)
Accounts receivable	1,579	2,470
Accounts payable	(856)	1,921
Income taxes	(7,024)	5,014
Accrued expenses	931	2,242
Accrued payroll and bonuses	(2,799)	(4,036)

Net cash provided by operating activities	93,662	123,171

Cash flows from investing activities:
Purchases of property and equipment	(5,362)	(4,851)
Proceeds from sale of property	—	1,267
Acquisition of finance receivables, net of buybacks	(329,444)	(314,162)
Collections applied to principal on finance receivables	286,907	226,014
Business acquisition, net of cash acquired	(48,653)	—

Net cash used in investing activities	(96,552)	(91,732)

Cash flows from financing activities:
Proceeds from exercise of options	—	150
Income tax benefit from share-based compensation	1,484	503
Proceeds from line of credit	160,000	27,000
Principal payments on line of credit	(130,000)	(67,000)
Repurchases of common stock	(22,726)	—
Distributions paid to noncontrolling interest	—	(2,308)
Principal payments on long-term debt	(572)	(843)

Net cash provided by/(used in) financing activities	8,186	(42,498)

Effect of exchange rate on cash	(505)	—

Net increase/(decrease) in cash and cash equivalents	4,791	(11,059)

Cash and cash equivalents, beginning of period	26,697	41,094

Cash and cash equivalents, end of period	$31,488	$30,035

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,577	$7,771
Cash paid for income taxes	71,521	19,058

Noncash investing and financing activities:
Adjustment of the noncontrolling interest measurement amount	$(2,852)	$(3,175)
Distributions payable relating to noncontrolling interest	261	—
Employee stock relinquished for payment of taxes	(2,170)	—

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

The following table shows the amount of revenue generated for the three and nine months ended September 30, 2012 and long-lived assets held at September 30, 2012 by geographical location (amounts in thousands):

	As Of And For The Three Months		As Of And For The Nine Months
	Ended September 30, 2012		Ended September 30, 2012
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$145,585	$23,596	$424,434	$23,596
United Kingdom	4,934	1,910	14,115	1,910

Total	$150,519	$25,506	$438,549	$25,506

Revenues are attributed to countries based on the location of the related operations and long-lived assets consist of net property and equipment. Prior to the acquisition of MHH on January 16, 2012, all revenue generated and long-lived assets held related to the Company’s United States operations.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of September 30, 2012, its consolidated income statements and statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, its consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2012, and its consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011. The consolidated income statements of the Company for the three and nine months ended

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

September 30, 2012 may not be indicative of future results. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K, filed on February 28, 2012.

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

Under ASC 310-30 static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30, utilizing the interest method, initially freezes the yield, estimated when the accounts are purchased as the basis for subsequent impairment testing. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. Income on finance receivables is accrued quarterly based on each static pool’s effective yield. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a pool’s remaining life. Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. Cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as principal amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, the Company does not record accretion in the first six to twelve months of the life of the pool; accordingly, the Company utilizes either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

the pool. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These cost recovery pools are not aggregated with other pools. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the pool, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. At September 30, 2012 and 2011, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $4.5 million and $12.8 million, respectively; at December 31, 2011, the amount was $7.4 million.

The Company establishes valuation allowances, if necessary, for acquired accounts subject to ASC 310-10. Valuation allowances are established only subsequent to acquisition of the accounts. At September 30, 2012 and 2011, the Company had a valuation allowance against its finance receivables of $90.8 million and $83.5 million, respectively; at December 31, 2011, the valuation allowance was $86.6 million.

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

Changes in finance receivables, net for the three and nine months ended September 30, 2012 and 2011 were as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Balance at beginning of period	$966,508	$879,515	$926,734	$831,330
Acquisitions of finance receivables, net of buybacks	100,063	119,256	333,402	314,162
Foreign currency translation adjustment	321	—	365	—

Cash collections	(229,052)	(182,168)	(679,473)	(525,166)
Income recognized on finance receivables, net	135,754	102,875	392,566	299,152

Cash collections applied to principal	(93,298)	(79,293)	(286,907)	(226,014)

Balance at end of period	$973,594	$919,478	$973,594	$919,478

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

At the time of acquisition, the life of each pool is generally estimated to be between 60 to 96 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, cash collections applied to principal on finance receivables as of September 30, 2012 are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

September 30, 2013	$352,374
September 30, 2014	273,710
September 30, 2015	204,808
September 30, 2016	105,186
September 30, 2017	37,516

$973,594

During the three and nine months ended September 30, 2012, the Company purchased approximately $1.26 billion and $4.24 billion, respectively, in face value of charged-off consumer receivables. During the three and nine months ended September 30, 2011, the Company purchased approximately $5.68 billion and $8.59 billion, respectively, in face value of charged-off consumer receivables. At September 30, 2012, the estimated remaining collections (“ERC”) on the receivables purchased in the three and nine months ended September 30, 2012, were $195.7 million and $594.8 million, respectively. At September 30, 2012, ERC on the receivables purchased in the three and nine months ended September 30, 2011, were $195.3 million and $468.9 million, respectively.

Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield to be earned by the Company based on its proprietary buying models. Reclassifications from nonaccretable difference to accretable yield primarily result from increases in the Company’s estimates of future cash flows. Reclassifications to nonaccretable difference from accretable yield result from decreases in the Company’s estimates of future cash flows and allowance charges that exceed any increases in the Company’s estimates of future cash flows. Changes in accretable yield for the three and nine months ended September 30, 2012 and 2011 were as follows (amounts in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Balance at beginning of period	$1,151,653	$936,490	$1,026,614	$892,188
Income recognized on finance receivables, net	(135,754)	(102,875)	(392,566)	(299,152)
Additions	102,997	155,680	325,165	356,848
Reclassifications from nonaccretable difference	45,182	16,519	205,997	55,930
Foreign currency translation adjustment	(104)	—	(1,236)	—

Balance at end of period	$1,163,974	$1,005,814	$1,163,974	$1,005,814

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

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following is a summary of activity within the Company’s valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended September 30,
	2012			2011
	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total
Valuation allowance - finance receivables:
Beginning balance	$75,850	$13,419	$89,269	$73,630	$9,100	$82,730
Allowance charges	1,850	945	2,795	1,400	1	1,401
Reversal of previous recorded allowance charges	(1,150)	(82)	(1,232)	(500)	(160)	(660)

Net allowance charge	700	863	1,563	900	(159)	741

Ending balance	$76,550	$14,282	$90,832	$74,530	$8,941	$83,471

Finance receivables, net (3):	$479,558	$480,402	$959,960	$453,168	$466,310	$919,478

	Nine Months Ended September 30,
	2012			2011
	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total
Valuation allowance - finance receivables:
Beginning balance	$76,580	$9,991	$86,571	$70,030	$6,377	$76,407
Allowance charges	4,000	4,620	8,620	6,250	2,951	9,201
Reversal of previous recorded allowance charges	(4,030)	(329)	(4,359)	(1,750)	(387)	(2,137)

Net allowance charge	(30)	4,291	4,261	4,500	2,564	7,064

Ending balance	$76,550	$14,282	$90,832	$74,530	$8,941	$83,471

Finance receivables, net (3):	$479,558	$480,402	$959,960	$453,168	$466,310	$919,478

(1)	“Core” accounts or portfolios refer to accounts or portfolios that are defaulted consumer receivables and are not in a bankrupt status upon purchase. These accounts are aggregated separately from purchased bankruptcy accounts.
(2)	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy status when purchased, and as such, are purchased as a pool of bankrupt accounts.
(3)	At September 30, 2012, the MHH finance receivables balance was $13.6 million against which there was no valuation allowance recorded; therefore it is not included in this roll-forward.

3.	Accounts Receivable, net:

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, the current receivables aging, and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The balance of the allowance for doubtful accounts at September 30, 2012 and December 31, 2011 was $2.3 million and $2.1 million, respectively. The Company does not have any off balance sheet credit exposure related to its customers.

4.	Line of Credit:

On December 20, 2010, the Company entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). Under the terms of the Credit Agreement, the credit facility includes an aggregate principal amount available of $407.5 million (subject to the borrowing base and applicable debt covenants) that consists of a $50 million fixed rate loan that matured on May 4, 2012, which was transferred from the Company’s then existing credit agreement, and a $357.5 million revolving credit facility that matures on December 20, 2014. The revolving credit facility automatically increased by $50 million upon the maturity and repayment of the fixed rate loan. The fixed rate loan bore interest at a rate of 6.8% per annum, payable monthly in arrears. The revolving loans accrue interest, at the option of the Company, at either

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

the base rate plus 1.75% per annum or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.75% per annum. The base rate is the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. Interest is payable on base rate loans quarterly in arrears and on Eurodollar loans in arrears on the last day of each interest period or, if such interest period exceeds three months, every three months. The Company’s revolving credit facility includes a $20 million swingline loan sublimit, a $20 million letter of credit sublimit and an accordion loan feature that allows the Company to request an increase of up to $142.5 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to terms of the Credit Agreement. Through September 30, 2012, the Company closed a series of transactions to exercise a portion of the accordion loan feature of its existing credit facility with its administrative agent and its syndicate of lenders, thereby increasing the lenders’ commitments by $57.0 million, resulting in $464.5 million aggregate principal amount available under the Company’s line of credit. The Company’s existing lenders under the Credit Agreement provided $41.0 million of this increase, and $16.0 million was provided by a new lender, which is now a party to the Credit Agreement. The Company may request additional increases of up to $85.6 million under its credit facility. The Credit Agreement is secured by a first priority lien on substantially all of the Company’s assets. The Credit Agreement contains restrictive covenants and events of default including the following:

•	borrowings may not exceed 30% of the ERC of all its domestic eligible asset pools plus 75% of its eligible accounts receivable;

•	the consolidated leverage ratio (as defined in the Credit Agreement) cannot exceed 2.0 to 1.0 as of the end of any fiscal quarter;

•

consolidated Tangible Net Worth (as defined in the Credit Agreement) must equal or exceed $309.5 million plus 50% of positive consolidated net income for each fiscal quarter beginning December 31, 2010, plus 50% of the net proceeds of any equity offering;

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

The Company had $250.0 million and $220.0 million of borrowings outstanding under its credit facility as of September 30, 2012 and December 31, 2011, respectively, of which $50 million represented borrowing under the non-revolving fixed rate loan at December 31, 2011. At September 30, 2012, the Company’s borrowings under its revolving credit facility consisted of 30-day Eurodollar rate loans and base rate loans with a weighted average annual interest rate equal to 2.97%.

The Company was in compliance with all covenants of its credit facility as of September 30, 2012 and December 31, 2011.

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

6.	Property and Equipment, net:

Property and equipment, at cost, consisted of the following as of the dates indicated (amounts in thousands):

	September 30,	December 31,
	2012	2011
Software	$29,004	$25,252
Computer equipment	13,728	12,221
Furniture and fixtures	6,924	6,501
Equipment	8,268	7,798
Leasehold improvements	6,833	6,117
Building and improvements	7,014	6,987
Land	1,269	1,269
Accumulated depreciation and amortization	(47,534)	(40,418)

Property and equipment, net	$25,506	$25,727

Depreciation and amortization expense relating to property and equipment, for the three and nine months ended September 30, 2012, was $2.2 million and $6.5 million, respectively. Depreciation and amortization expense relating to property and equipment, for the three and nine months ended September 30, 2011, was $2.1 million and $6.0 million, respectively.

The Company, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of September 30, 2012 and December 31, 2011, the Company has incurred and capitalized approximately $7.2 million and $6.1 million, respectively, of these direct payroll costs and external direct costs related to software developed for internal use. Of these costs, at September 30, 2012 and December 31, 2011, approximately $0.8 million and $1.3 million, respectively, is for projects that were in the development stage and, therefore are a component of “Other Assets.” Once the projects are completed, the costs are transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense for the three and nine months ended September 30, 2012, was approximately $0.3 million and $0.9 million, respectively. Amortization expense for the three and nine months ended September 30, 2011, was approximately $0.2 million and $0.6 million, respectively. The remaining unamortized costs relating to internally developed software at September 30, 2012 and December 31, 2011 were approximately $4.0 million and $3.3 million, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	Redeemable Noncontrolling Interest:

In accordance with ASC 810, the Company has consolidated all financial statement accounts of Claims Compensation Bureau, LLC (“CCB”) in its consolidated balance sheets and its consolidated income statements. The redeemable noncontrolling interest amount is separately stated on the consolidated balance sheets and represents the 38% interest in CCB not owned by the Company. In addition, net income/loss attributable to the noncontrolling interest is stated separately in the consolidated income statements.

The Company has the right through February 28, 2015 to purchase the remaining 38% of CCB at certain multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). In addition, beginning March 1, 2012 and ending February 28, 2018, the noncontrolling interest can require the Company to purchase its membership units in CCB at pre-defined multiples of EBITDA.

The Company applies the provisions of FASB ASC Topic 480-10-S99 “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”), which provides guidance on the accounting for equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The noncontrolling interest “put” arrangement is accounted for under ASC 480-10-S99, as redemption under the “put” arrangement is outside the control of the Company. As such, the redeemable noncontrolling interest is recorded outside of “permanent” equity. The Company measures the redeemable noncontrolling interest at the greater of its ASC 480-10-S99 measurement amount (estimated redemption value of the “put” option embedded in the noncontrolling interest) or its measurement amount under the guidance of ASC 810. The ASC 810 measurement amount includes adjustments for the noncontrolling interest’s pro-rata share of earnings, losses and distributions, pursuant to the limited liability company agreement of CCB. Adjustments to the measurement amount are recorded to stockholders’ equity. The Company used a present value calculation to estimate the redemption value of the “put” option as of the reporting date. As such, for the three and nine months ended September 30, 2012, the Company increased the redeemable noncontrolling interest by $0.8 million and $2.8 million, respectively, with a corresponding reduction of stockholders’ equity. For the three and nine months ended September 30, 2011, the Company increased the redeemable noncontrolling interest by $1.1 million and $3.2 million, respectively, with a corresponding reduction of stockholders’ equity. If material, the Company adjusts the numerator of earnings per share calculations for the current period change in the excess of the noncontrolling interest’s ASC 480-10-S99 measurement amount over the greater of its ASC 810 measurement amount or the estimated fair value of the noncontrolling interest. The maximum estimated redemption value of the noncontrolling interest under the terms of the put arrangement, was $22.8 million as of September 30, 2012 and December 31, 2011.

The following table represents the changes in the redeemable noncontrolling interest for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance at beginning of period	$19,381	$16,068	$17,831	$14,449
Net (loss)/income attributable to redeemable noncontrolling interest	(187)	(313)	(424)	277
Distributions paid or payable	—	—	(261)	(1,017)
Adjustment of the noncontrolling interest measurement amount	804	1,129	2,852	3,175

Balance at end of period	$19,998	$16,884	$19,998	$16,884

In accordance with the limited liability company agreement of CCB, distributions due to the members of CCB are accrued each quarter and are payable as soon as reasonably possible subsequent to each quarter end.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Goodwill and Intangible Assets, net:

In connection with the Company’s previous business acquisitions, the Company purchased certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. Pursuant to ASC 350, goodwill is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2011, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2011, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through September 30, 2012 that would indicate a triggering event and thereby necessitate testing goodwill or the other intangible assets between annual tests. Accordingly, there were no impairment losses during the three or nine months ended September 30, 2012 and 2011. The Company expects to perform its next annual goodwill review during the fourth quarter of 2012. At September 30, 2012 and December 31, 2011, the carrying value of goodwill was $100.5 million and $61.7 million, respectively. Refer to Note 9 “Business Acquisitions” for more information. The following table represents the changes in goodwill for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Balance at beginning of period	$99,384	$61,678	$61,678	$61,678
Acquisition of MHH	—	—	34,270	—
Adjustment to provisional amount	(549)	—	2,511	—
Foreign currency translation adjustment	1,621	—	1,997	—

Balance at end of period	$100,456	$61,678	$100,456	$61,678

Intangible assets, excluding goodwill, consist of the following at September 30, 2012 and December 31, 2011 (amounts in thousands):

	September 30, 2012		December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Client and customer relationships	$40,134	$21,337	$30,777	$17,950
Non-compete agreements	3,747	3,374	3,103	2,771
Trademarks	3,469	1,472	2,500	1,063

Total	$47,350	$26,183	$36,380	$21,784

Increases in the gross amounts of intangible assets during the nine months ended September 30, 2012 relate to the purchase of MHH on January 16, 2012. The combined original weighted average amortization period related to the acquired intangible assets of MHH is approximately 13 years. In accordance with ASC 350, the Company is amortizing the intangible assets over the estimated useful lives as indicated:

	Acquisition Date	Customer Relationships	Non-Compete Agreements	Trademarks
MHH	January 16, 2012	15 years	1 year	3 years

Total intangible amortization expense for the three and nine months ended September 30, 2012 was $1.5 million and $4.4 million, respectively. Total intangible amortization expense for the three and nine months ended September 30, 2011 was $1.2 million and $3.7 million, respectively. The Company reviews intangible assets at least annually for impairment.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	Business Acquisition:

On January 16, 2012, the Company acquired 100% of the equity interest in MHH. The transaction was completed in cash at a price of £33.5 million (approximately $51.3 million). The Company financed the acquisition with borrowings under its existing line of credit. Based in Kilmarnock, Scotland, MHH employs approximately 250 people and offers outsourced and contingent consumer debt recovery on behalf of banks, credit providers and debt purchasers, as well as distressed and dormant niche portfolio purchasing. The acquisition of MHH expands the Company’s presence into new geographical markets outside the United States, further diversifying its revenues and available service offerings.

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

Recognized amounts of identifiable assets and liabilities are as follows (amounts in thousands):

Purchase price	$51,258
Cash	(2,605)
Finance receivables, net	(3,906)
Accounts receivable	(2,038)
Prepaid expenses (included in other assets)	(330)
Customer relationships	(8,875)
Non-compete agreements	(612)
Trademarks	(918)
Property and equipment	(814)
Accounts payable	3,500
Accrued expenses	912
Income tax payable	1,209

Goodwill	$36,781

The Company is evaluating the purchase price allocations and at the time of the filing of this Form 10-Q, the valuation has not been completed. However, the Company has recorded provisional amounts for the assets acquired in its consolidated financial statements and will adjust the allocations relative to the fair value of the assets, if necessary, during the remainder of the one-year measurement period.

10.	Share-Based Compensation:

The Company follows the provisions of FASB ASC Topic 718 “Compensation-Stock Compensation” (“ASC 718”) with respect to its stock plan. As of September 30, 2012, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Programs (“LTI”) is estimated to be $4.0 million with a weighted average remaining life for all nonvested shares of 2.0 years (not including nonvested shares granted under the LTI Programs). As of September 30, 2012, there are no future compensation costs related to stock options and there are no remaining vested stock options to be exercised.

Total share-based compensation expense was approximately $2.8 million and $8.4 million for the three and nine months ended September 30, 2012, respectively. Total share-based compensation expense was approximately $1.5 million and $6.1 million for the three and nine months ended September 30, 2011, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the provisions of ASC 718 (windfall tax benefits) are credited to additional paid-in capital in the Company’s Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any,

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $0.2 million and $3.0 million for the three and nine months ended September 30, 2012, respectively. The total tax benefit realized from share-based compensation was approximately $0.1 million and $1.6 million for the three and nine months ended September 30, 2011, respectively.

Nonvested Shares

With the exception of the awards made pursuant to the LTI Programs and a few employee and director grants, the nonvested shares generally vest ratably over three to five years and are expensed over their vesting period. These grants were made to key employees and directors of the Company and, therefore, were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group.

The following summarizes all nonvested share transactions (excluding shares granted under the LTI Programs) from December 31, 2010 through September 30, 2012 (amounts in thousands, except per share amounts):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2010	91	$47.89
Granted	48	76.59
Vested	(53)	55.97
Cancelled	(5)	50.34

December 31, 2011	81	59.31
Granted	49	63.18
Vested	(31)	59.75

September 30, 2012	99	$61.08

The total grant date fair value of shares vested during the three and nine months ended September 30, 2012 was approximately $0.2 million and $1.8 million, respectively. The total grant date fair value of shares vested during the three and nine months ended September 30, 2011 was approximately $0.2 million and $2.8 million, respectively.

Long-Term Incentive Programs

Pursuant to the Company’s stock plan, on January 14, 2010 and 2011 and January 9, 2012, the Compensation Committee approved the grant of 53,656, 73,914 and 65,647 performance and market based nonvested shares, respectively. All shares granted under the LTI Programs were granted to key employees of the Company. The 2009 grant was performance based and cliff vested after the requisite service period if certain financial goals were met. The goals were based upon diluted earnings per share (“EPS”) totals for 2009, the return on stockholders’ equity for the three year period beginning on January 1, 2009 and ending December 31, 2011, and the relative total stockholder return as compared to a peer group for the same three year period. The Company expensed the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2009. The EPS component of the 2009 plan was not achieved and therefore no compensation expense was recognized relative to this component. The return on owners’ equity and relative total stockholder return components have been achieved at 98% and 145%, respectively, and the awards were paid to participants during the first quarter of 2012.

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

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

and the remaining 50% will vest on December 31, 2012. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2010. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome.

The 2011 grant is performance based and cliff vests after the requisite service period of two to three years if certain financial goals are met. The goals are based upon the Company’s EBITDA for 2011, the return on stockholders’ equity for the three year period beginning on January 1, 2011 and ending December 31, 2013, and the relative total stockholder return as compared to a peer group for the same three year period. For each component, the number of shares vested can double if the financial goals are exceeded and no shares will vest if the financial goals are not met. The Company is expensing the nonvested share grant over the requisite service period of two to three years beginning on January 1, 2011. If the Company believes that the number of shares granted will be more or less than originally projected, an adjustment to the expense will be made at that time based on the probable outcome. The EBITDA component of the 2011 plan was achieved at 200% and these shares will vest 50% on December 31, 2012 and 50% on December 31, 2013.

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

At September 30, 2012, total future compensation costs, assuming the current estimated levels are achieved, related to nonvested share awards granted under the 2010, 2011 and 2012 LTI Programs are estimated to be approximately $8.6 million. The Company assumed a 7.5% forfeiture rate for this grant and the remaining shares have a weighted average life of 1.29 years at September 30, 2012.

11.	Income Taxes:

The Company follows the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There were no unrecognized tax benefits at both September 30, 2012 and 2011.

The IRS examined the Company’s tax returns for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. The Company believes it has sufficient support for the technical merits of its positions and that it is more likely than not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary. On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005. The Company subsequently filed a petition in United States Tax Court to which the IRS responded on January 12, 2012. If the Company is unsuccessful in United States Tax Court, it can appeal to the federal Circuit Court of Appeals. Payment of the assessed taxes and interest could have an adverse affect on the Company’s financial condition, be material to the Company’s results of operations, and possibly require additional financing from other sources. In accordance with the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points. An additional two percentage points applies to large

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code. The Company files taxes in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. In 2011, the IRS expanded the audit to include the tax years ended December 31, 2010, 2009 and 2008.

At September 30, 2012, the tax years subject to examination by the major taxing jurisdictions, including the IRS, are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2007, 2006 and 2005 tax years were extended through December 31, 2011; however, because the IRS issued the Notice of Deficiency for those tax periods prior to December 31, 2011, the period for assessment is suspended until a decision of the Tax Court becomes final. The examination period for the 2008 tax year has been extended through April 20, 2013.

ASC 740 requires the recognition of interest if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. No interest or penalties were accrued or reversed in the three or nine month periods ended September 30, 2012 or 2011.

12.	Earnings per Share:

Basic EPS are computed by dividing net income available to common stockholders of Portfolio Recovery Associates, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of stock options and nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be received upon assumed exercise. The following tables provide reconciliation between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2012			2011
	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$33,314	16,881	$1.97	$25,506	17,117	$1.49
Dilutive effect of nonvested share awards		141			111

Diluted EPS	$33,314	17,022	$1.96	$25,506	17,228	$1.48

	For the Nine Months Ended September 30,
	2012			2011
	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$90,791	17,034	$5.33	$74,201	17,106	$4.34
Dilutive effect of nonvested share awards		106			112

Diluted EPS	$90,791	17,140	$5.30	$74,201	17,218	$4.31

There were no antidilutive options outstanding for the three or nine months ended September 30, 2012 and 2011.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	Commitments and Contingencies:

Employment Agreements:

The Company has employment agreements, most of which expire on December 31, 2014, with all of its executive officers and with several members of its senior management group. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. Future compensation under these agreements is approximately $13.3 million. The agreements also contain confidentiality and non-compete provisions.

Leases:

The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at September 30, 2012 is approximately $22.0 million.

Forward Flow Agreements:

The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at September 30, 2012 is approximately $166.3 million.

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

Litigation:

The Company is from time to time subject to routine legal claims and proceedings, most of which are incidental to the ordinary course of its business. The Company initiates lawsuits against customers and is occasionally countersued by them in such actions. Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against the Company in which they allege that the Company has violated a state or federal law in the process of collecting on an account. From time to time, other types of lawsuits are brought against the Company. Additionally, the Company receives subpoenas and other requests for information from regulators or governmental authorities who are investigating the Company’s debt collection activities. The Company makes every effort to respond appropriately to such requests. From time to time, other types of lawsuits are brought against the Company.

The Company accrues for potential liability arising from legal proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. This determination is based upon currently available information for those proceedings in which the Company is involved, taking into account the Company’s best estimate of such losses for those cases for which such estimates can be made. The Company’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the number of unresolved issues in many of the proceedings (including

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

issues regarding class certification and the scope of many of the claims), and the related uncertainty of the potential outcomes of these proceedings. In making determinations of the likely outcome of pending litigation, the Company considers many factors, including, but not limited to, the nature of the claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative mechanisms, the matter’s current status and the damages sought or demands made. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

Subject to the inherent uncertainties involved in such proceedings, the Company believes, based upon its current knowledge and after consultation with counsel, that the legal proceedings currently pending against it, including those that fall outside of the Company’s routine legal proceedings, should not, either individually or in the aggregate, have a material adverse impact on the Company’s financial condition. However, it is possible, in light of the uncertainties involved in such proceedings or due to unexpected future developments, that an unfavorable resolution of a legal proceeding or claim could occur which may be material to the Company’s financial condition, results of operations, or cash flows for a particular period.

Excluding the matters described below and other putative class action suits which the Company believes are not material, the high end of the range of potential litigation losses in excess of the amount accrued is estimated by management to be less than $1,000,000 as of September 30, 2012. Notwithstanding our attempt to estimate a range of possible losses in excess of the amount accrued based on current information, actual future losses may exceed both the Company’s accrual and the range of potential litigation losses disclosed above.

In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are exclusive of potential recoveries, if any, under the Company’s insurance policies or third party indemnities. The Company has not recorded any potential recoveries under the Company’s insurance policies or third party indemnities.

The matters described below fall outside of the normal parameters of the Company’s routine legal proceedings.

Telephone Consumer Protection Act Litigation

As previously disclosed, the Company has been named as defendant in a number of putative class action cases, each alleging that the Company violated the Telephone Consumer Protection Act (“TCPA”) by calling consumers’ cellular telephones without their prior express consent. On December 21, 2011, the United States Judicial Panel on Multi-District Litigation entered an order transferring these matters into one consolidated proceeding in the United States District Court for the Southern District of California. On June 22, 2012, the putative class plaintiffs filed their consolidated complaint in the matter, now styled as In re Portfolio Recovery Associates, LLC Telephone Consumer Protection Act Litigation, case No. 11-md-02295 (“MDL action”). The Company filed a motion to dismiss the consolidated complaint. On October 9, 2012, the plaintiffs filed a motion requesting leave to file an amended consolidated complaint. A hearing on both motions is scheduled for November 26, 2012.

On October 12, 2012, the United States Court of Appeals for the Ninth Circuit, affirmed the decision of the United States District Court for the Southern District of California in the matter of Meyer v. Portfolio Recovery Associates, LLC, Case No. 11-cv-01008, which imposed a preliminary injunction prohibiting the Company from using its Avaya Proactive Contact Dialer to place calls to cellular telephones with California area codes that were obtained through skip-tracing. On October 26, 2012, the Company filed a petition seeking a rehearing en banc before the United States Court of Appeals for the Ninth Circuit. Meyer is one of the cases included in the MDL action listed above. Both Meyer and the MDL action are ongoing and no final determination on the merits in either has been made.

PORTFOLIO RECOVERY ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Internal Revenue Service Audit

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

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$31,488	$31,488	$26,697	$26,697
Finance receivables, net	973,594	1,602,245	926,734	1,269,277

Financial liabilities:
Line of credit	$250,000	$250,000	$220,000	$220,000
Long-term debt	674	674	1,246	1,246

As of September 30, 2012, and December 31, 2011, the Company did not account for any financial assets or financial liabilities at fair value. As defined by FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Those levels of input are summarized as follows:

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

On February 2, 2012, the Board of Directors of the Company authorized a share repurchase program of up to $100 million of the Company’s outstanding shares of common stock. The program is administered by a special committee of the Company’s Board of Directors. Repurchases would depend on prevailing market conditions and other factors. The repurchase program may be suspended or discontinued at any time. During the first nine months of 2012, the Company repurchased and retired 331,449 shares at an average price of $68.56 (including acquisition costs).

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

The Company is headquartered in Norfolk, Virginia, and employs approximately 3,100 team members. The Company’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “PRAA.”

On January 16, 2012, the Company acquired 100% of the equity interest in MHH. Based in Kilmarnock, Scotland, MHH employs approximately 250 people and offers outsourced and contingent consumer debt recovery on behalf of banks, credit providers and debt purchasers, as well as distressed and dormant niche portfolio purchasing.

Earnings Summary

During the third quarter of 2012, net income attributable to the Company was $33.3 million, or $1.96 per diluted share, compared with $25.5 million, or $1.48 per diluted share, in the third quarter of 2011. Total revenue was $150.5 million in the third quarter of 2012, up 31.7% from the same quarter one year earlier. Revenues in the recently completed quarter consisted of $135.8 million in income recognized on finance receivables, net of allowance charges, and $14.8 million in fee income. Income recognized on finance receivables, net of allowance charges, increased $32.9 million, or 32.0%, over the same period in 2011, primarily as a result of a significant increase in cash collections. Cash collections were $229.1 million in the third quarter of 2012, up 25.7% or $46.9 million as compared to the third quarter of 2011. During the quarter, $1.6 million in net allowance charges were incurred, compared with $0.7 million in the comparable quarter of 2011. Our performance has been positively impacted by operational efficiencies surrounding the cash collections process, including the continued refinement of account scoring analytics as it relates to both legal and non-legal collection channels. Additionally, we have continued to develop our internal legal collection staff resources, which enables us to place accounts into that channel that otherwise would have been prohibitively expensive for legal action and to collect these accounts more efficiently and profitably.

Fee income increased from $11.4 million in the third quarter of 2011 to $14.8 million in the third quarter of 2012 primarily due to the acquisition of MHH in the first quarter of 2012 and an increase in revenue generated by our PRA Government Services (“PRA GS”) business, offset by a decline in revenue generated by our PRA Location Services (“PLS”) business. The decline from PLS is due primarily to the adverse impact of the economic slowdown on automobile financing and related collateral recovery activities.

A summary of how our income was generated during the three months ended September 30, 2012 and 2011 is as follows:

	For the Three Months Ended September 30,
($ in thousands)	2012	2011
Cash collections	$229,052	$182,168
Amortization of finance receivables	(91,735)	(78,552)
Allowance charges	(1,563)	(741)

Finance receivable income	135,754	102,875
Fee income	14,765	11,401

Total revenue	$150,519	$114,276

Operating expenses were $93.5 million in the third quarter of 2012, up 32.8% over the third quarter of 2011, due primarily to increases in compensation expense, legal collection costs, legal collection fees and outside fees and services. Compensation expense increased primarily as a result of larger staff sizes, including the acquisition of MHH on January 16, 2012. Compensation and employee services expenses increased as total employees grew 23.9% to 3,103 as of September 30, 2012, from 2,504 as of September 30, 2011. Legal collection costs were $15.8 million for the three months ended September 30, 2012 compared to $9.7 million for the three months ended September 30, 2011, an increase of $6.1 million or 62.9%. This increase was the result of an increased portfolio size as well as a refinement of our internal scoring methodology that expanded our account selections for legal action. This strategy to expand the accounts brought into the legal collection process resulted in significant initial expenses, which may drive additional future cash collections and revenue. Legal collection fees increased from $6.0 million in the third quarter of 2011 to $8.6 million in the third quarter of 2012, an increase of $2.6 million or 43.3%. This increase was the result of an increase in cash collections from outside attorneys from $27.2 million in the three months ended September 30, 2011 to $39.9 million for the three months ended September 30, 2012, an increase of $12.7 million or 46.7%. Outside fees and services increased primarily as a result of legal related expenses as well as increases in costs related to software development.

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

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Revenues:
Income recognized on finance receivables, net	90.2%	90.0%	89.5%	87.8%
Fee income	9.8%	10.0%	10.5%	12.2%

Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	27.5%	29.3%	28.2%	30.1%
Legal collection fees	5.7%	5.2%	5.8%	5.2%
Legal collection costs	10.5%	8.5%	13.2%	8.5%
Agent fees	1.0%	1.4%	1.0%	1.8%
Outside fees and services	6.7%	5.4%	4.9%	4.0%
Communication expenses	4.5%	5.1%	5.0%	5.2%
Rent and occupancy	1.2%	1.3%	1.2%	1.3%
Depreciation and amortization	2.4%	2.8%	2.5%	2.9%
Other operating expenses	2.5%	2.5%	2.7%	2.7%

Total operating expenses	62.0%	61.5%	64.5%	61.7%
Gain on sale of property	0.0%	0.0%	0.0%	0.3%

Income from operations	38.0%	38.5%	35.5%	38.6%
Other income and (expense):
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(1.5%)	(2.2%)	(1.6%)	(2.4%)

Income before income taxes	36.5%	36.3%	33.9%	36.2%
Provision for income taxes	14.4%	14.1%	13.3%	14.5%

Net income	22.1%	22.2%	20.6%	21.7%
Adjustment for (loss)/income attributable to redeemable noncontrolling interest	(0.1%)	(0.3%)	(0.1%)	0.1%

Net income attributable to Portfolio Recovery Associates, Inc.	22.2%	22.5%	20.7%	21.6%

Three Months Ended September 30, 2012 Compared To Three Months Ended September 30, 2011

Revenues

Total revenues were $150.5 million for the three months ended September 30, 2012, an increase of $36.2 million, or 31.7%, compared to total revenues of $114.3 million for the three months ended September 30, 2011.

Income Recognized on Finance Receivables, net

Income recognized on finance receivables, net was $135.8 million for the three months ended September 30, 2012, an increase of $32.9 million, or 32.0%, compared to income recognized on finance receivables, net of $102.9 million for the three months ended September 30, 2011. The increase was primarily due to an increase in cash collections on our finance receivables to $229.1 million for the three months ended September 30, 2012, from $182.2 million for the three months ended September 30, 2011, an increase of $46.9 million or 25.7%. During the three months ended September 30, 2012, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $1.3 billion at a cost of $102.9 million. During the three months ended September 30, 2011, we acquired defaulted consumer receivable portfolios with an aggregate face value of $5.7 billion at a cost of $122.1 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period’s buying.

Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended September 30, 2012, we recorded net allowance charges of $1.6 million, of which $0.9 million related to purchased bankruptcy portfolios primarily purchased in 2007 and 2008, $1.9 million related to Core portfolios primarily purchased in 2006 and 2007. This was offset by an allowance reversal of $1.1 million on Core portfolios purchased in 2005, and a $0.1 million reversal on purchased bankruptcy portfolios. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (relating to the collection and movement of accounts on both our collection floor and external channels), and decreases in productivity related to turnover of our collection staff.

Fee Income

Fee income increased from $11.4 million in the third quarter of 2011 to $14.8 million in the third quarter of 2012 primarily due to the acquisition of MHH in the first quarter of 2012 and an increase in revenue generated by our PRA GS business, offset by a decline in revenue generated by our PLS business. The decline from PLS is due primarily to the adverse impact of the economic slowdown on automobile financing and related collateral recovery activities.

Operating Expenses

Total operating expenses were $93.5 million for the three months ended September 30, 2012, an increase of $23.1 million or 32.8% compared to total operating expenses of $70.4 million for the three months ended September 30, 2011. Total operating expenses were 38.3% of cash receipts for the three months ended September 30, 2012 compared to 36.4% for the same period in 2011.

Compensation and Employee Services

Compensation and employee services expenses were $41.3 million for the three months ended September 30, 2012, an increase of $7.8 million, or 23.3%, compared to compensation and employee services expenses of $33.5 million for the three months ended September 30, 2011. Compensation expense increased primarily as a result of larger staff sizes, including the addition of new employees as a result of the acquisition of MHH on January 16, 2012. Compensation and employee services expenses increased as total employees grew 23.9% to 3,103 as of September 30, 2012, from 2,504 as of September 30, 2011. Compensation and employee services expenses as a percentage of cash receipts decreased to 17.0% for the three months ended September 30, 2012, from 17.3% of cash receipts for the same period in 2011.

Legal Collection Fees

Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party attorney network. Legal collection fees were $8.6 million for the three months ended September 30, 2012, an increase of $2.6 million, or 43.3%, compared to legal collection fees of $6.0 million for the three months ended September 30, 2011. This increase was the result of an increase in cash collections from outside attorneys from $27.2 million in the three months ended September 30, 2011 to $39.9 million for the three months ended September 30, 2012, an increase of $12.7 million or 46.7%. Legal collection fees for the three months ended September 30, 2012 were 3.5% of cash receipts, compared to 3.1% for the three months ended September 30, 2011.

Legal Collection Costs

Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $15.8 million for the three months ended September 30, 2012, an increase of $6.1 million, or 62.9%, compared to legal collection costs of $9.7 million for the three months ended September 30, 2011. This increase was the result of an increased portfolio size as well as a refinement of our internal scoring methodology that expanded our account selections for legal action. This strategy to expand the accounts brought into the legal collection process resulted in significant initial expenses, which may drive additional future cash collections and revenue. These legal collection costs represent 6.5% and 4.4% of cash receipts for the three month periods ended September 30, 2012 and 2011, respectively.

Agent Fees

Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $1.5 million for the three months ended September 30, 2012, a decrease of $0.1 million, or 6.3%, compared to agent fees of $1.6 million for the three months ended September 30, 2011. The decrease was primarily due to a decline in agent fees related to reduced business activity associated with PLS.

Outside Fees and Services

Outside fees and services expenses were $10.1 million for the three months ended September 30, 2012, an increase of $3.9 million or 62.9% compared to outside fees and services expenses of $6.2 million for the three months ended September 30, 2011. Of the $3.9 million increase, $3.3 million increase was attributable to an increase in legal reserve accruals and corporate legal expenses and the remaining $0.6 million increase was mainly attributable to other outside fees and services including increases in non-capitalized software development costs.

Communication Expenses

Communication expenses were $6.8 million for the three months ended September 30, 2012, an increase of $0.9 million, or 15.3%, compared to communications expenses of $5.9 million for the three months ended September 30, 2011. The increase was primarily due to additional postage expense resulting from an increase in special letter campaigns. The remaining increase was attributable to higher telephone expenses driven by a greater number of finance receivables to work, as well as an expansion of our telephone system and a resulting increase in the number of collection calls made. Expenses related to customer mailings were responsible for 66.7% or $0.6 million of this increase, while the remaining 33.3% or $0.3 million was attributable to increased call volumes and other telephone related charges.

Rent and Occupancy

Rent and occupancy expenses were $1.8 million for the three months ended September 30, 2012, an increase of $0.3 million, or 20.0%, compared to rent and occupancy expenses of $1.5 million for the three months ended September 30, 2011. The increase was primarily due to the additional space leased for our Birmingham call center operations, the addition of our MHH foreign operations as well as increased utility charges.

Depreciation and Amortization

Depreciation and amortization expenses were $3.6 million for the three months ended September 30, 2012, an increase of $0.4 million or 12.5% compared to depreciation and amortization expenses of $3.2 million for the three months ended September 30, 2011. The increase was primarily due to the additional depreciation and amortization expense incurred as a result of the acquisition of the property and equipment and intangible assets of MHH.

Other Operating Expenses

Other operating expenses were $3.8 million for the three months ended September 30, 2012, an increase of $1.0 million or 35.7% compared to other operating expenses of $2.8 million for the three months ended September 30, 2011. Of the $1.0 million increase, $0.3 million was due to an increase in bad debt expense and $0.2 million was due to an increase in travel and travel related expenses when compared to same prior year period. None of the remaining $0.5 million increase was attributable to any significant identifiable items.

Interest Income

Interest income was $0 and $7,000 for the three months ended September 30, 2012 and 2011, respectively.

Interest Expense

Interest expense was $2.2 million for the three months ended September 30, 2012, a decrease of $0.4 million compared to interest expense of $2.6 million for the three months ended September 30, 2011. The decrease was primarily due to a decrease in our weighted average interest rate, which decreased to 3.0% for the three months ended September 30, 2012, compared to 3.7% for the three months ended September 30, 2011. This was offset by an increase in average borrowings under our revolving credit facility for the three months ended September 30, 2012 compared to the same period in 2011. The average borrowings on our credit facility were $259.7 million and $248.9 million for the three months ended September 30, 2012 and 2011, respectively.

Provision for Income Taxes

Income tax expense was $21.7 million for the three months ended September 30, 2012, an increase of $5.6 million, or 34.8%, compared to income tax expense of $16.1 million for the three months ended September 30, 2011. The increase is primarily due to an increase of 32.9% in income before taxes for the three months ended September 30, 2012, compared to the same period in 2011, in addition to a increase in the effective tax rate to 39.6% for the three months ended September 30, 2012, compared to an effective tax rate of 39.0% for the same period in 2011. The increase in the effective tax rate is primarily attributable to a change in the mix of income apportionment between various states.

Nine months Ended September 30, 2012 Compared To Nine months Ended September 30, 2011

Revenues

Total revenues were $438.5 million for the nine months ended September 30, 2012, an increase of $97.7 million, or 28.7%, compared to total revenues of $340.8 million for the nine months ended September 30, 2011.

Income Recognized on Finance Receivables, net

Income recognized on finance receivables, net was $392.6 million for the nine months ended September 30, 2012, an increase of $93.4 million, or 31.2%, compared to income recognized on finance receivables, net of $299.2 million for the nine months ended September 30, 2011. The increase was primarily due to an increase in cash collections on our finance receivables to $679.5 million for the nine months ended September 30, 2012, from $525.2 million for the nine months ended September 30, 2011, an increase of $154.3 million or 29.4%. During the nine months ended September 30, 2012, excluding the initial investment in the MHH portfolio, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $4.2 billion at a cost of $339.4 million. During the nine months ended September 30, 2011, we acquired defaulted consumer receivable portfolios with an aggregate face value of $8.6 billion at a cost of $319.5 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period’s buying.

Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the nine months ended September 30, 2012, we recorded net allowance charges of $4.3 million which related to purchased bankruptcy portfolios primarily purchased in 2008. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (relating to the collection and movement of accounts on both our collection floor and external channels), and decreases in productivity related to turnover of our collection staff.

Fee Income

Fee income was $46.0 million for the nine months ended September 30, 2012, an increase of $4.3 million, or 10.3%, compared to fee income of $41.7 million for the nine months ended September 30, 2011. Fee income increased primarily due to the acquisition of MHH in the first quarter of 2012 offset by declines in revenue generated by both our PLS business and Claims Compensation Bureau, LLC (“CCB”). The decline from PLS is due primarily to the adverse impact of the economic slowdown on automobile financing and related collateral recovery activities. The decline from CCB is due primarily to larger settlements of class action suits in the nine months ended September 30, 2011 as compared to the same period in 2012.

Operating Expenses

Total operating expenses were $282.5 million for the nine months ended September 30, 2012, an increase of $72.6 million or 34.6% compared to total operating expenses of $209.9 million for the nine months ended September 30, 2011. Total operating expenses were 38.9% of cash receipts for the nine months ended September 30, 2012 compared to 37.0% for the same period in 2011.

Compensation and Employee Services

Compensation and employee services expenses were $123.5 million for the nine months ended September 30, 2012, an increase of $21.1 million, or 20.6%, compared to compensation and employee services expenses of $102.4 million for the nine months ended September 30, 2011. Compensation expense increased primarily as a result of larger staff sizes, including the addition of new employees as a result of the acquisition of MHH on January 16, 2012. Compensation and employee services expenses increased as total employees grew 23.9% to 3,103 as of September 30, 2012, from 2,504 as of September 30, 2011. Compensation and employee services expenses as a percentage of cash receipts decreased to 17.0% for the nine months ended September 30, 2012, from 18.1% of cash receipts for the same period in 2011.

Legal Collection Fees

Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party attorney network. Legal collection fees were $25.2 million for the nine months ended September 30, 2012, an increase of $7.5 million, or 42.4%, compared to legal collection fees of $17.7 million for the nine months ended September 30, 2011. This increase was the result of an increase in our external legal collections which increased $36.2 million or 45.3%, from $80.0 million for the nine months ended September 30, 2011 to $116.2 million for the nine months ended September 30, 2012. Legal collection fees for the nine months ended September 30, 2012 were 3.5% of cash receipts, compared to 3.1% for the nine months ended September 30, 2011.

Legal Collection Costs

Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $57.7 million for the nine months ended September 30, 2012, an increase of $28.8 million, or 99.7%, compared to legal collection costs of $28.9 million for the nine months ended September 30, 2011. This increase was the result of an increased portfolio size as well as a refinement of our internal scoring methodology that expanded our account selections for legal action. This strategy to expand the accounts brought into the legal collection process resulted in significant initial expenses, which may drive additional future cash collections and revenue. These legal collection costs represent 8.0% and 5.1% of cash receipts for the six month periods ended September 30, 2012 and 2011, respectively.

Agent Fees

Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $4.5 million for the nine months ended September 30, 2012, a decrease of $1.5 million, or 25.0%, compared to agent fees of $6.0 million for the nine months ended September 30, 2011. The decrease was primarily due to a decline in agent fees related to reduced business activity associated with PLS.

Outside Fees and Services

Outside fees and services expenses were $21.6 million for the nine months ended September 30, 2012, an increase of $7.9 million or 57.7% compared to outside fees and services expenses of $13.7 million for the nine months ended September 30, 2011. Of the $7.9 million increase, $4.7 million was attributable to an increase in legal reserve accruals and corporate legal expenses and the remaining $3.2 million increase was attributable to other outside fees and services including increases in non-capitalized software development costs.

Communication Expenses

Communication expenses were $22.0 million for the nine months ended September 30, 2012, an increase of $4.1 million, or 22.9%, compared to communications expenses of $17.9 million for the nine months ended September 30, 2011. The increase was primarily due to additional postage expense resulting from an increase in special letter campaigns. The remaining increase was attributable to higher telephone expenses driven by a greater number of finance receivables to work, as well as an expansion of our telephone system and a resulting increase in the number of collection calls made. Expenses related to customer mailings were responsible for 85.4% or $3.5 million of this increase, while the remaining 14.6% or $0.6 million was attributable to increased call volumes and other telephone related charges.

Rent and Occupancy

Rent and occupancy expenses were $5.1 million for the nine months ended September 30, 2012, an increase of $0.7 million, or 15.9%, compared to rent and occupancy expenses of $4.4 million for the nine months ended September 30, 2011. The increase was primarily due to the additional space leased for our Birmingham call center operations, the addition of our MHH foreign operations as well as increased utility charges.

Depreciation and Amortization

Depreciation and amortization expenses were $10.8 million for the nine months ended September 30, 2012, an increase of $1.0 million or 10.2% compared to depreciation and amortization expenses of $9.8 million for the nine months ended September 30, 2011. The increase was primarily due to the additional depreciation and amortization expense incurred as a result of the acquisition of the property and equipment and intangible assets of MHH.

Other Operating Expenses

Other operating expenses were $12.0 million for the nine months ended September 30, 2012, an increase of $2.8 million or 30.4% compared to other operating expenses of $9.2 million for the nine months ended September 30, 2011. Of the $2.8 million increase, $0.4 increase was primarily attributable to additional taxes, fees and licenses and other operating expenses incurred by MHH, $0.8 million was due to an increase in bad debt expense, and $0.7 million was due to an increase in travel and travel related expenses when compared to same prior year period. None of the remaining $0.9 million increase was attributable to any significant identifiable items.

Gain on Sale of Property

Gain on sale of property was $0 for the nine months ended September 30, 2012, compared to $1.2 million for the nine months ended September 30, 2011. The decrease is the result of the sale of a parcel of land adjacent to our Norfolk headquarters during the second quarter of 2011.

Interest Income

Interest income was $8,000 and $7,000 for the nine months ended September 30, 2012 and 2011, respectively.

Interest Expense

Interest expense was $7.2 million for the nine months ended September 30, 2012, a decrease of $0.9 million compared to interest expense of $8.1 million for the nine months ended September 30, 2011. The decrease was primarily due to a decrease in average borrowings under our revolving credit facility for the nine months ended September 30, 2012 compared to the same period in 2011, in addition to a decrease in our weighted average interest rate, which decreased to 3.4% for the nine months ended September 30, 2012, compared to 3.7% for the nine months ended September 30, 2011. The average borrowings on our credit facility were $262.5 million and $271.4 million for the nine months ended September 30, 2012 and 2011, respectively

Provision for Income Taxes

Income tax expense was $58.5 million for the nine months ended September 30, 2012, an increase of $9.0 million, or 18.2%, compared to income tax expense of $49.5 million for the nine months ended September 30, 2011. The increase is primarily due to an increase of 20.0% in income before taxes for the nine months ended September 30, 2012, compared to the same period in 2011, partially offset by a decrease in the effective tax rate to 39.3% for the nine months ended September 30, 2012, compared to an effective tax rate of 39.9% for the same period in 2011. The decrease in the effective tax rate is primarily attributable to a decrease in the state effective tax rate due to the impact of state tax credits.

Below are certain key financial data and ratios for the periods indicated:

FINANCIAL HIGHLIGHTS

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change
EARNINGS (in thousands)
Income recognized on finance receivables, net	$135,754	$102,875	32%	$392,566	$299,152	31%
Fee income	14,765	11,401	30%	45,983	41,696	10%
Total revenues	150,519	114,276	32%	438,549	340,848	29%
Operating expenses	93,461	70,446	33%	282,474	209,933	35%
Income from operations	57,058	43,830	30%	156,075	132,072	18%
Net interest expense	2,189	2,548	-14%	7,215	8,050	-10%
Net income	33,127	25,193	31%	90,367	74,478	21%
Net income attributable to Portfolio Recovery Associates, Inc.	33,314	25,506	31%	90,791	74,201	22%

PERIOD-END BALANCES (in thousands)
Cash and cash equivalents	$31,488	$30,035	5%	$31,488	$30,035	5%
Finance receivables, net	973,594	919,478	6%	973,594	919,478	6%
Goodwill and intangible assets, net	121,623	76,426	59%	121,623	76,426	59%
Total assets	1,169,698	1,064,104	10%	1,169,698	1,064,104	10%
Line of credit	250,000	260,000	-4%	250,000	260,000	-4%
Total liabilities	479,211	478,915	0%	479,211	478,915	0%
Total equity	670,489	568,305	18%	670,489	568,305	18%

FINANCE RECEIVABLE COLLECTIONS (dollars in thousands)
Cash collections	$229,052	$182,168	26%	$679,473	$525,166	29%
Principal amortization without allowance charges	91,735	78,552	17%	282,646	218,950	29%
Principal amortization with allowance charges	93,298	79,293	18%	286,907	226,014	27%
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	40.7%	43.5%	-6%	42.2%	43.0%	-2%
Excluding fully amortized pools	42.0%	45.7%	-8%	43.7%	45.6%	-4%

ALLOWANCE FOR FINANCE RECEIVABLES (dollars in thousands)
Balance at period-end	$90,832	$83,471	9%	$90,832	$83,471	9%
Allowance charge	1,563	741	111%	4,261	7,064	-40%
Allowance charge to period-end net finance receivables	0.16%	0.08%	99%	0.44%	0.77%	-43%
Allowance charge to net finance receivable income	1.15%	0.72%	60%	1.09%	2.36%	-54%
Allowance charge to cash collections	0.68%	0.41%	68%	0.63%	1.35%	-53%

PURCHASES OF FINANCE RECEIVABLES (1) (dollars in thousands)
Purchase price - core	$52,703	$57,240	-8%	$174,319	$170,857	2%
Face value - core	674,135	5,027,874	-87%	2,679,734	7,071,530	-62%
Purchase price - bankruptcy	41,277	64,848	-36%	151,629	148,659	2%
Face value - bankruptcy	341,359	654,508	-48%	1,158,050	1,515,501	-24%
Purchase price - total	93,980	122,088	-23%	325,948	319,516	2%
Face value - total	1,015,494	5,682,382	-82%	3,837,784	8,587,031	-55%
Number of portfolios - total	95	95	0%	282	250	13%

ESTIMATED REMAINING COLLECTIONS (1) (in thousands)
Estimated remaining collections - core	$1,323,134	$1,154,406	15%	$1,323,134	$1,154,406	15%
Estimated remaining collections - bankruptcy	791,018	770,886	3%	791,018	770,886	3%
Estimated remaining collections - total	2,114,152	1,925,292	10%	2,114,152	1,925,292	10%

SHARE DATA (share amounts in thousands)
Net income per common share - diluted	$1.96	$1.48	32%	$5.30	$4.31	23%
Weighted average number of shares outstanding - diluted	17,022	17,228	-1%	17,140	17,218	0%
Shares repurchased	—	—	100%	331,449	—	100%
Average price paid per share repurchased (including acquisitions costs)	$—	—	100%	$68.56	—	100%
Closing market price	$104.43	$62.22	68%	$104.43	$62.22	68%

RATIOS AND OTHER DATA (dollars in thousands)
Return on average equity (2)	20.29%	18.27%	11%	19.15%	18.57%	3%
Return on revenue (3)	22.01%	22.05%	0%	20.61%	21.85%	-6%
Operating margin (4)	37.91%	38.35%	-1%	35.59%	38.75%	-8%
Operating expense to cash receipts (5)	38.33%	36.39%	5%	38.94%	37.03%	5%
Debt to equity (6)	37.39%	46.02%	-19%	37.28%	46.02%	-19%
Number of collectors	1,992	1,520	31%	1,992	1,520	31%
Number of employees	3,103	2,504	24%	3,103	2,504	24%
Cash receipts (5)	$243,817	$193,569	26%	$725,456	$566,862	28%
Line of credit - unused portion at period end	214,450	147,500	45%	214,450	147,500	45%

(1)	Domestic portfolio only
(2)	Calculated as annualized net income divided by average equity for the period
(3)	Calculated as net income divided by total revenues
(4)	Calculated as income from operations divided by total revenues
(5)	“Cash receipts” is defined as cash collections plus fee income
(6)	For purposes of this ratio, “debt” equals the line of credit balance plus long-term debt

FINANCIAL HIGHLIGHTS

	For the Quarter Ended
	September 30 2012	June 30 2012	March 31 2012	December 31 2011	September 30 2011
EARNINGS (in thousands)
Income recognized on finance receivables, net	$135,754	$132,587	$124,226	$102,743	$102,875
Fee income	14,765	15,298	15,920	15,344	11,401
Total revenues	150,519	147,885	140,146	118,087	114,276
Operating expenses	93,461	93,289	95,725	72,134	70,446
Income from operations	57,058	54,596	44,421	45,953	43,830
Net interest expense	2,189	2,374	2,652	2,512	2,548
Net income	33,127	32,051	25,189	26,666	25,193
Net income attributable to Portfolio Recovery Associates, Inc.	33,314	32,015	25,462	26,590	25,506

PERIOD-END BALANCES (in thousands)
Cash and cash equivalents	$31,488	$42,621	$28,068	$26,697	$30,035
Finance receivables, net	973,594	966,508	945,242	926,734	919,478
Goodwill and intangible assets, net	121,623	121,748	124,659	76,274	76,426
Total assets	1,169,698	1,173,738	1,142,026	1,071,123	1,064,104
Line of credit	250,000	292,000	265,000	220,000	260,000
Total liabilities	479,211	520,911	502,531	457,804	478,915
Total equity	670,489	633,446	620,712	595,488	568,305

FINANCE RECEIVABLE COLLECTIONS (dollars in thousands)
Cash collections	$229,052	$232,425	$217,996	$180,324	$182,168
Principal amortization without allowance charges	91,735	97,634	93,276	74,481	78,552
Principal amortization with allowance charges	93,298	99,838	93,770	77,581	79,293
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	40.7%	43.0%	43.0%	43.0%	43.5%
Excluding fully amortized pools	42.0%	44.4%	44.8%	44.9%	45.7%

ALLOWANCE FOR FINANCE RECEIVABLES (dollars in thousands)
Balance at period-end	$90,832	$89,269	$87,065	$86,571	$83,471
Allowance charge	1,563	2,204	494	3,100	741
Allowance charge to period-end net finance receivables	0.16%	0.23%	0.05%	0.33%	0.08%
Allowance charge to net finance receivable income	1.15%	1.66%	0.40%	3.02%	0.72%
Allowance charge to cash collections	0.68%	0.95%	0.23%	1.72%	0.41%

PURCHASES OF FINANCE RECEIVABLES (1) (dollars in thousands)
Purchase price - core	$52,703	$69,512	$52,104	$42,532	$57,240
Face value - core	674,135	1,033,331	972,268	829,232	5,027,874
Purchase price - bankruptcy	41,277	53,460	56,892	46,360	64,848
Face value - bankruptcy	341,359	448,244	368,447	376,094	654,508
Purchase price - total	93,980	122,972	108,996	88,892	122,088
Face value - total	1,015,494	1,481,575	1,340,715	1,205,326	5,682,382
Number of portfolios - total	95	105	82	83	95

ESTIMATED REMAINING COLLECTIONS (1) (in thousands)
Estimated remaining collections - core	$1,323,134	$1,305,641	$1,226,292	$1,159,086	$1,154,406
Estimated remaining collections - bankruptcy	791,018	802,353	796,161	794,262	770,886
Estimated remaining collections - total	2,114,152	2,107,994	2,022,453	1,953,348	1,925,292

SHARE DATA (share amounts in thousands)
Net income per common share - diluted	$1.96	$1.87	$1.47	$1.54	$1.48
Weighted average number of shares outstanding - diluted	17,022	17,133	17,267	17,269	17,228
Shares repurchased	—	300,849	30,600	—	—
Average price paid per share repurchased (including acquisitions costs)	$—	$68.62	$68.02	—	—
Closing market price	$104.43	$91.26	$71.72	$67.52	$62.22

RATIOS AND OTHER DATA (dollars in thousands)
Return on average equity (2)	20.29%	20.34%	16.70%	18.18%	18.27%
Return on revenue (3)	22.01%	21.67%	17.97%	22.58%	22.05%
Operating margin (4)	37.91%	36.92%	31.70%	38.91%	38.35%
Operating expense to cash receipts (5)	38.33%	37.66%	40.92%	36.87%	36.39%
Debt to equity (6)	37.39%	46.33%	42.84%	37.15%	46.02%
Number of collectors	1,992	1,952	1,934	1,658	1,520
Number of employees	3,103	3,032	3,014	2,641	2,504
Cash receipts (5)	$243,817	$247,723	$233,916	$195,668	$193,569
Line of credit - unused portion at period end	214,450	166,450	142,500	187,500	147,500

(1)	Domestic portfolio only
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

The purchase price multiples (the ratio of total estimated collections to purchase price) from 2005 through the third quarter of 2012 described in the tables below are lower than multiples in previous years. This trend is primarily, but not entirely, related to pricing competition. When competition increases and/or supply decreases, pricing often becomes negatively impacted relative to expected collections, and yields tend to trend lower. The opposite tends to occur when competition decreases and/or supply increases.

To the extent that lower purchase price multiples are the ultimate result of more competitive pricing and lower yields, this will generally lead to higher amortization rates (payments applied to principal as a percentage of cash collections), lower operating margins and ultimately lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to increase. It is important to consider, however, that to the extent we can improve our collection operations by collecting additional cash from a discreet quantity and quality of accounts, and/or by collecting cash at a lower cost structure, we can positively impact the collection to purchase price multiples and operating margins. We continue to make significant enhancements to our analytical abilities, management personnel and capabilities, all with the intent to collect more cash at lower cost.

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

Domestic Portfolio Data – Life-to-Date

Entire Portfolio

		Inception through September 30, 2012					As of September 30, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,171	$7,048	$3,123	$0	$7,048	$0	$43	$10,214	332%
1997	7,685	25,387	17,282	8,105	0	17,282	0	147	25,534	332%
1998	11,089	37,130	26,144	10,986	0	26,144	0	455	37,585	339%
1999	18,898	68,715	49,540	19,175	0	49,540	0	1,033	69,748	369%
2000	25,020	114,900	89,704	25,196	0	89,704	0	2,569	117,469	470%
2001	33,481	172,937	138,585	34,352	0	138,585	0	3,716	176,653	528%
2002	42,325	194,041	151,716	42,325	0	151,716	0	7,292	201,333	476%
2003	61,448	258,244	196,796	61,448	0	196,796	0	12,915	271,159	441%
2004	59,176	192,361	134,384	57,977	1,200	133,184	0	12,368	204,729	346%
2005	143,168	298,170	178,552	119,618	14,697	163,855	8,853	16,062	314,232	219%
2006	107,673	197,088	122,525	74,563	22,615	99,910	10,496	18,173	215,261	200%
2007	258,379	440,216	242,527	197,689	22,325	220,202	38,359	68,421	508,637	197%
2008	275,148	415,563	237,716	177,847	29,995	207,721	67,272	111,076	526,639	191%
2009	281,438	558,585	362,283	196,302	0	362,283	85,138	261,958	820,543	292%
2010	358,149	484,149	280,949	203,200	0	280,949	154,974	411,458	895,607	250%
2011	394,261	258,182	147,227	110,955	0	147,227	283,307	610,947	869,129	220%
2012	324,627	39,508	26,455	13,053	0	26,455	311,561	575,519	615,027	189%

Total	$2,405,045	$3,765,347	$2,409,433	$1,355,914	$90,832	$2,318,601	$959,960	$2,114,152	$5,879,499	244%

Purchased Bankruptcy Portfolio

		Inception through September 30, 2012					As of September 30, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996-2003	$0	$0	$0	$0	$0	$0	$0	$0	$0	0%
2004	7,468	14,378	8,110	6,268	1,200	6,910	0	84	14,462	194%
2005	29,301	43,418	14,706	28,712	552	14,154	38	74	43,492	148%
2006	17,630	31,011	14,451	16,560	1,000	13,451	70	447	31,458	178%
2007	78,544	102,050	35,054	66,996	8,630	26,424	2,918	3,540	105,590	134%
2008	108,607	146,362	67,796	78,566	2,900	64,896	27,141	35,618	181,980	168%
2009	156,054	282,968	180,080	102,888	0	180,080	53,167	131,594	414,562	266%
2010	209,224	237,297	127,314	109,983	0	127,314	99,242	189,926	427,223	204%
2011	182,180	63,270	32,507	30,763	0	32,507	151,416	226,283	289,553	159%
2012	149,633	9,704	6,481	3,223	0	6,481	146,410	203,452	213,156	142%

Total	$938,641	$930,458	$486,499	$443,959	$14,282	$472,217	$480,402	$791,018	$1,721,476	183%

Core Portfolio

		Inception through September 30, 2012					As of September 30, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,171	$7,048	$3,123	$0	$7,048	$0	$43	$10,214	332%
1997	7,685	25,387	17,282	8,105	0	17,282	0	147	25,534	332%
1998	11,089	37,130	26,144	10,986	0	26,144	0	455	37,585	339%
1999	18,898	68,715	49,540	19,175	0	49,540	0	1,033	69,748	369%
2000	25,020	114,900	89,704	25,196	0	89,704	0	2,569	117,469	470%
2001	33,481	172,937	138,585	34,352	0	138,585	0	3,716	176,653	528%
2002	42,325	194,041	151,716	42,325	0	151,716	0	7,292	201,333	476%
2003	61,448	258,244	196,796	61,448	0	196,796	0	12,915	271,159	441%
2004	51,708	177,983	126,274	51,709	0	126,274	0	12,284	190,267	368%
2005	113,867	254,752	163,846	90,906	14,145	149,701	8,815	15,988	270,740	238%
2006	90,043	166,077	108,074	58,003	21,615	86,459	10,426	17,726	183,803	204%
2007	179,835	338,166	207,473	130,693	13,695	193,778	35,441	64,881	403,047	224%
2008	166,541	269,201	169,920	99,281	27,095	142,825	40,131	75,458	344,659	207%
2009	125,384	275,617	182,203	93,414	0	182,203	31,971	130,364	405,981	324%
2010	148,925	246,852	153,635	93,217	0	153,635	55,732	221,532	468,384	315%
2011	212,081	194,912	114,720	80,192	0	114,720	131,891	384,664	579,576	273%
2012	174,994	29,804	19,974	9,830	0	19,974	165,151	372,067	401,871	230%

Total	$1,466,404	$2,834,889	$1,922,934	$911,955	$76,550	$1,846,384	$479,558	$1,323,134	$4,158,023	284%

Domestic Portfolio Data – Year-to-Date

Entire Portfolio

		Year to Date September 30, 2012					As of September 30, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$28	$28	$0	$0	$28	$0	$43	$10,214	332%
1997	7,685	76	76	0	0	76	0	147	25,534	332%
1998	11,089	192	192	0	0	192	0	455	37,585	339%
1999	18,898	552	552	0	0	552	0	1,033	69,748	369%
2000	25,020	1,512	1,512	0	0	1,512	0	2,569	117,469	470%
2001	33,481	2,473	2,473	0	0	2,473	0	3,716	176,653	528%
2002	42,325	3,765	3,765	0	0	3,765	0	7,292	201,333	476%
2003	61,448	5,847	5,847	0	0	5,847	0	12,915	271,159	441%
2004	59,176	5,211	5,211	0	0	5,211	0	12,368	204,730	346%
2005	143,168	10,286	4,624	5,662	(3,249)	7,873	8,853	16,062	314,233	219%
2006	107,673	9,932	5,146	4,786	2,200	2,946	10,496	18,173	215,260	200%
2007	258,379	37,990	17,016	20,974	2,860	14,156	38,359	68,421	508,638	197%
2008	275,148	56,631	22,851	33,780	2,450	20,401	67,272	111,076	526,639	191%
2009	281,438	136,721	90,154	46,567	0	90,154	85,138	261,958	820,543	292%
2010	358,149	179,534	105,533	74,001	0	105,533	154,974	411,458	895,607	250%
2011	394,261	180,992	101,282	79,710	0	101,282	283,307	610,947	869,129	220%
2012	324,627	39,508	26,455	13,053	0	26,455	311,561	575,519	615,027	189%

Total	$2,405,045	$671,250	$392,717	$278,533	$4,261	$388,456	$959,960	$2,114,152	$5,879,501	244%

Purchased Bankruptcy Portfolio

		Year to Date September 30, 2012					As of September 30, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996-2003	$0	$0	$0	$0	$0	$0	$0	$0	$0	0%
2004	7,468	84	84	0	0	84	0	84	14,462	194%
2005	29,301	196	37	159	(129)	166	38	74	43,492	148%
2006	17,630	530	332	198	(200)	532	70	447	31,458	178%
2007	78,544	6,676	1,006	5,670	3,520	(2,514)	2,918	3,540	105,590	134%
2008	108,607	22,780	6,851	15,929	1,100	5,751	27,141	35,618	181,980	168%
2009	156,054	81,773	49,715	32,058	0	49,715	53,167	131,594	414,562	266%
2010	209,224	93,312	45,980	47,332	0	45,980	99,242	189,926	427,223	204%
2011	182,180	48,052	22,000	26,052	0	22,000	151,416	226,283	289,553	159%
2012	149,633	9,704	6,481	3,223	0	6,481	146,410	203,452	213,156	142%

Total	$938,641	$263,107	$132,486	$130,621	$4,291	$128,195	$480,402	$791,018	$1,721,476	183%

Core Portfolio

		Year to Date September 30, 2012					As of September 30, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$28	$28	$0	$0	$28	$0	$43	$10,214	332%
1997	7,685	76	76	0	0	76	0	147	25,534	332%
1998	11,089	192	192	0	0	192	0	455	37,585	339%
1999	18,898	552	552	0	0	552	0	1,033	69,748	369%
2000	25,020	1,512	1,512	0	0	1,512	0	2,569	117,469	470%
2001	33,481	2,473	2,473	0	0	2,473	0	3,716	176,653	528%
2002	42,325	3,765	3,765	0	0	3,765	0	7,292	201,333	476%
2003	61,448	5,847	5,847	0	0	5,847	0	12,915	271,159	441%
2004	51,708	5,127	5,127	0	0	5,127	0	12,284	190,268	368%
2005	113,867	10,090	4,587	5,503	(3,120)	7,707	8,815	15,988	270,741	238%
2006	90,043	9,402	4,814	4,588	2,400	2,414	10,426	17,726	183,802	204%
2007	179,835	31,314	16,010	15,304	(660)	16,670	35,441	64,881	403,048	224%
2008	166,541	33,851	16,000	17,851	1,350	14,650	40,131	75,458	344,659	207%
2009	125,384	54,948	40,439	14,509	0	40,439	31,971	130,364	405,981	324%
2010	148,925	86,222	59,553	26,669	0	59,553	55,732	221,532	468,384	315%
2011	212,081	132,940	79,282	53,658	0	79,282	131,891	384,664	579,576	273%
2012	174,994	29,804	19,974	9,830	0	19,974	165,151	372,067	401,871	230%

Total	$1,466,404	$408,143	$260,231	$147,912	($30)	$260,261	$479,558	$1,323,134	$4,158,025	284%

Domestic Portfolio Data – Current Quarter

Entire Portfolio

		Quarter Ended September 30, 2012					As of September 30, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$7	$7	$0	$0	$7	$0	$43	$10,214	332%
1997	7,685	24	24	0	0	24	0	147	25,534	332%
1998	11,089	71	71	0	0	71	0	455	37,585	339%
1999	18,898	156	156	0	0	156	0	1,033	69,748	369%
2000	25,020	421	421	0	0	421	0	2,569	117,469	470%
2001	33,481	730	730	0	0	730	0	3,716	176,653	528%
2002	42,325	1,123	1,123	0	0	1,123	0	7,292	201,333	476%
2003	61,448	1,722	1,722	0	0	1,722	0	12,915	271,159	441%
2004	59,176	1,542	1,542	0	0	1,542	0	12,368	204,730	346%
2005	143,168	3,142	1,475	1,667	(1,182)	2,657	8,853	16,062	314,233	219%
2006	107,673	2,822	1,379	1,443	1,550	(171)	10,496	18,173	215,260	200%
2007	258,379	10,419	5,015	5,404	595	4,420	38,359	68,421	508,638	197%
2008	275,148	17,051	6,675	10,376	600	6,075	67,272	111,076	526,639	191%
2009	281,438	43,309	29,129	14,180	0	29,129	85,138	261,958	820,543	292%
2010	358,149	57,605	36,146	21,459	0	36,146	154,974	411,458	895,607	250%
2011	394,261	61,498	34,269	27,229	0	34,269	283,307	610,947	869,129	220%
2012	324,627	23,948	15,464	8,484	0	15,464	311,561	575,519	615,027	189%

Total	$2,405,045	$225,590	$135,348	$90,242	$1,563	$133,785	$959,960	$2,114,152	$5,879,501	244%

Purchased Bankruptcy Portfolio

		Quarter Ended September 30, 2012					As of September 30, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996-2003	$0	$0	$0	$0	$0	$0	$0	$0	$0	0%
2004	7,468	20	20	0	0	20	0	84	14,462	194%
2005	29,301	55	10	45	(32)	42	38	74	43,492	148%
2006	17,630	159	96	63	(50)	146	70	447	31,458	178%
2007	78,544	1,568	186	1,382	345	(159)	2,918	3,540	105,590	134%
2008	108,607	6,849	1,914	4,935	600	1,314	27,141	35,618	181,980	168%
2009	156,054	27,215	16,688	10,527	0	16,688	53,167	131,594	414,562	266%
2010	209,224	31,584	16,770	14,814	0	16,770	99,242	189,926	427,223	204%
2011	182,180	17,900	7,152	10,748	0	7,152	151,416	226,283	289,553	159%
2012	149,633	5,745	3,562	2,183	0	3,562	146,410	203,452	213,156	142%

Total	$938,641	$91,095	$46,398	$44,697	$863	$45,535	$480,402	$791,018	$1,721,476	183%

Core Portfolio

		Quarter Ended September 30, 2012					As of September 30, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$7	$7	$0	$0	$7	$0	$43	$10,214	332%
1997	7,685	24	24	0	0	24	0	147	25,534	332%
1998	11,089	71	71	0	0	71	0	455	37,585	339%
1999	18,898	156	156	0	0	156	0	1,033	69,748	369%
2000	25,020	421	421	0	0	421	0	2,569	117,469	470%
2001	33,481	730	730	0	0	730	0	3,716	176,653	528%
2002	42,325	1,123	1,123	0	0	1,123	0	7,292	201,333	476%
2003	61,448	1,722	1,722	0	0	1,722	0	12,915	271,159	441%
2004	51,708	1,522	1,522	0	0	1,522	0	12,284	190,268	368%
2005	113,867	3,087	1,465	1,622	(1,150)	2,615	8,815	15,988	270,741	238%
2006	90,043	2,663	1,283	1,380	1,600	(317)	10,426	17,726	183,802	204%
2007	179,835	8,851	4,829	4,022	250	4,579	35,441	64,881	403,048	224%
2008	166,541	10,202	4,761	5,441	0	4,761	40,131	75,458	344,659	207%
2009	125,384	16,094	12,441	3,653	0	12,441	31,971	130,364	405,981	324%
2010	148,925	26,021	19,376	6,645	0	19,376	55,732	221,532	468,384	315%
2011	212,081	43,598	27,117	16,481	0	27,117	131,891	384,664	579,576	273%
2012	174,994	18,203	11,902	6,301	0	11,902	165,151	372,067	401,871	230%

Total	$1,466,404	$134,495	$88,950	$45,545	$700	$88,250	$479,558	$1,323,134	$4,158,025	284%

The following graph shows the purchase price of our domestic portfolios by year and includes the acquisition amount for the nine months ended September 30, 2012. The purchase price number represents the cash paid to the seller, plus certain capitalized costs, less buybacks.

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

Our ability to profitably purchase and liquidate pools of bankrupt accounts provides diversity to our distressed asset acquisition business. Although we generally buy bankrupt portfolios from many of the same consumer lenders from whom we acquire Core customer portfolios, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of portfolios purchased in the bankrupt and Core markets may differ over time. We have found periods when bankrupt accounts were more profitable and other times when Core accounts were more profitable. From 2004 through 2008, our bankruptcy buying fluctuated between 13% and 39% of our total portfolio purchasing in those years. In 2009, for the first time in our history, bankruptcy purchasing exceeded that of our Core buying, finishing at 55% of total portfolio purchasing for the year and during 2010 this percentage increased to 59%. This occurred as severe dislocations in the financial markets, coupled with legislative uncertainty, caused pricing in the bankruptcy market to decline substantially, thereby driving our strategy to make advantageous bankruptcy portfolio acquisitions during this period. For 2011 and the first nine months of 2012, bankruptcy buying represented 48% and 47%, respectively, of our total portfolio purchasing.

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

The following tables, which exclude any proceeds from cash sales of finance receivables, demonstrate our ability to realize significant multi-year cash collection streams on our domestic portfolios.

Cash Collections By Year, By Year of Purchase – Entire Domestic Portfolio

(in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	YTD 2012	Total
1996	$3,080	$8,521	$398	$285	$210	$237	$102	$83	$78	$68	$100	$28	$10,110
1997	7,685	19,597	1,324	1,022	860	597	437	346	215	216	187	76	24,877
1998	11,089	26,081	2,797	2,200	1,811	1,415	882	616	397	382	332	192	37,105
1999	18,898	39,895	7,336	5,615	4,352	3,032	2,243	1,533	1,328	1,139	997	552	68,022
2000	25,020	45,870	16,628	14,098	10,924	8,067	5,202	3,604	3,198	2,782	2,554	1,512	114,439
2001	33,481	41,879	28,003	26,717	22,639	16,048	10,011	6,164	5,299	4,422	3,791	2,473	167,446
2002	42,325	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	6,375	5,844	3,765	194,026
2003	61,448	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	10,422	8,945	5,847	258,244
2004	59,176	—	—	18,019	46,475	40,424	30,750	19,339	13,677	9,944	8,522	5,211	192,361
2005	143,168	—	—	—	18,968	75,145	69,862	49,576	33,366	23,733	17,234	10,286	298,170
2006	107,673	—	—	—	—	22,971	53,192	40,560	29,749	22,494	18,190	9,932	197,088
2007	258,379	—	—	—	—	—	42,263	115,011	94,805	83,059	67,088	37,990	440,216
2008	275,148	—	—	—	—	—	—	61,277	107,974	100,337	89,344	56,631	415,563
2009	281,438	—	—	—	—	—	—	—	57,338	177,407	187,119	136,721	558,585
2010	358,149	—	—	—	—	—	—	—	—	86,562	218,053	179,534	484,149
2011	394,261	—	—	—	—	—	—	—	—	—	77,190	180,992	258,182
YTD 2012	324,627											39,508	39,508

Total	$2,405,045	$196,916	$117,052	$153,404	$191,376	$236,393	$262,166	$326,699	$368,003	$529,342	$705,490	$671,250	$3,758,091

Cash Collections By Year, By Year of Purchase – Purchased Bankruptcy Portfolio

(in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	YTD 2012	Total
2004	$7,468	$—	$—	$743	$4,554	$3,956	$2,777	$1,455	$496	$164	$149	$84	$14,378
2005	29,301	—	—	—	3,777	15,500	11,934	6,845	3,318	1,382	466	196	43,418
2006	17,630	—	—	—	—	5,608	9,455	6,522	4,398	2,972	1,526	530	31,011
2007	78,544	—	—	—	—	—	2,850	27,972	25,630	22,829	16,093	6,676	102,050
2008	108,607	—	—	—	—	—	—	14,024	35,894	37,974	35,690	22,780	146,362
2009	156,054	—	—	—	—	—	—	—	16,635	81,780	102,780	81,773	282,968
2010	209,224	—	—	—	—	—	—	—	—	39,486	104,499	93,312	237,297
2011	182,180	—	—	—	—	—	—	—	—	—	15,218	48,052	63,270
YTD 2012	149,633	—	—	—	—	—	—		—	—	—	9,704	9,704

Total	$938,641	$—	$—	$743	$8,331	$25,064	$27,016	$56,818	$86,371	$186,587	$276,421	$263,107	$930,458

Cash Collections By Year, By Year of Purchase – Core Portfolio

(in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	YTD 2012	Total
1996	$3,080	$8,521	$398	$285	$210	$237	$102	$83	$78	$68	$100	$28	$10,110
1997	7,685	19,597	1,324	1,022	860	597	437	346	215	216	187	76	24,877
1998	11,089	26,081	2,797	2,200	1,811	1,415	882	616	397	382	332	192	37,105
1999	18,898	39,895	7,336	5,615	4,352	3,032	2,243	1,533	1,328	1,139	997	552	68,022
2000	25,020	45,870	16,628	14,098	10,924	8,067	5,202	3,604	3,198	2,782	2,554	1,512	114,439
2001	33,481	41,879	28,003	26,717	22,639	16,048	10,011	6,164	5,299	4,422	3,791	2,473	167,446
2002	42,325	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	6,375	5,844	3,765	194,026
2003	61,448	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	10,422	8,945	5,847	258,244
2004	51,708	—	—	17,276	41,921	36,468	27,973	17,884	13,181	9,780	8,373	5,127	177,983
2005	113,867	—	—	—	15,191	59,645	57,928	42,731	30,048	22,351	16,768	10,090	254,752
2006	90,043	—	—	—	—	17,363	43,737	34,038	25,351	19,522	16,664	9,402	166,077
2007	179,835	—	—	—	—	—	39,413	87,039	69,175	60,230	50,995	31,314	338,166
2008	166,541	—	—	—	—	—	—	47,253	72,080	62,363	53,654	33,851	269,201
2009	125,384	—	—	—	—	—	—	—	40,703	95,627	84,339	54,948	275,617
2010	148,925	—	—	—	—	—	—	—	—	47,076	113,554	86,222	246,852
2011	212,081	—	—	—	—	—	—	—	—	—	61,972	132,940	194,912
YTD 2012	174,994	—	—	—	—	—	—	—	—	—	—	29,804	29,804

Total	$1,466,404	$196,916	$117,052	$152,661	$183,045	$211,329	$235,150	$269,881	$281,632	$342,755	$429,069	$408,143	$2,827,633

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

Primarily as a result of the downturn in the economy, the decline in the availability of consumer credit, our efforts to help customers establish reasonable payment plans, and improvements in our collections capabilities which have allowed us to profitably collect on accounts with lower balances or lower quality, the average payment size has decreased over the past several years. However, due to improved scoring and segmentation, together with enhanced productivity, we have been able to generate increased amounts of cash collections by generating enough incremental payments to overcome the decrease in payment size. The decreasing average payment size trend moderated during the first nine months of 2012.

Collections Productivity

The following tables display various collections productivity measures that we track. The tables below contain our collector productivity metrics as defined by calendar quarter.

QTD Cash Collections per Collector Hour Paid (Domestic Portfolio Only)

	Core cash collections (1)
	2007	2008	2009	2010	2011	2012
Q1	$141	$116	$120	$135	$162	$166
Q2	$129	$115	$114	$127	$154	$169
Q3	$120	$110	$111	$127	$152	$171
Q4	$107	$98	$109	$129	$137	—

	Total cash collections (2)
	2007	2008	2009	2010	2011	2012
Q1	$156	$133	$147	$182	$241	$258
Q2	$142	$136	$143	$188	$243	$275
Q3	$131	$134	$144	$200	$249	$279
Q4	$119	$123	$148	$204	$228	—

	Non-legal cash collections (3)
	2007	2008	2009	2010	2011	2012
Q1	$108	$96	$118	$154	$204	$216
Q2	$96	$99	$116	$160	$205	$225
Q3	$88	$99	$119	$170	$212	$230
Q4	$80	$94	$123	$174	$194	—

	Non-legal/non-bankruptcy cash collections (4)
	2007	2008	2009	2010	2011	2012
Q1	$92	$79	$90	$106	$125	$125
Q2	$83	$78	$87	$100	$116	$120
Q3	$76	$76	$87	$97	$115	$122
Q4	$68	$69	$84	$98	$103	—

(1)	Represents total cash collections less purchased bankruptcy cash collections from trustee-administered accounts. This metric includes cash collections from purchased bankruptcy accounts administered by the Core call center collection floor as well as cash collections generated by our internal staff of legal collectors. This calculation does not include hours paid to our internal staff of legal collectors or to employees processing the bankruptcy-required notifications to trustees.
(2)	Represents total cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to collectors (including those in training).
(3)	Represents total cash collections less external legal cash collections. This does includes internal legal collections and all bankruptcy collections and excludes any hours associated with either of those functions.
(4)	Represents total cash collections less external legal cash collections and less purchased bankruptcy cash collections from trustee-administered accounts. This metric also does not include any labor hours associated with the bankruptcy or legal (internal or external) functions but does include internally-driven cash collections from the internal legal channel.

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

The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q32012	Q22012	Q12012	Q42011	Q32011	Q22011	Q12011	Q42010
Call Center & Other Collections	$72,394	$73,582	$79,805	$61,227	$63,967	$64,566	$67,377	$53,775
External Legal Collections	39,913	41,464	34,852	26,316	27,245	27,329	25,378	21,446
Internal Legal Collections	25,650	25,361	23,345	17,615	16,444	16,007	15,598	12,841
Purchased Bankruptcy Collections	91,095	92,018	79,994	75,166	74,512	68,379	58,364	56,301

Total Cash Collections	$229,052	$232,425	$217,996	$180,324	$182,168	$176,281	$166,717	$144,363

Rollforward of Net Finance Receivables

The following table shows the changes in finance receivables, net, including the amounts paid to acquire new portfolios (amounts in thousands).

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Balance at beginning of year	$966,508	$879,515	$926,734	$831,330
Acquisitions of finance receivables (1)	100,063	119,256	333,402	314,162
Foreign currency translation adjustment	321	—	365	—
Cash collections applied to principal on finance receivables (2)	(93,298)	(79,293)	(286,907)	(226,014)

Balance at end of year	$973,594	$919,478	$973,594	$919,478

Estimated Remaining Collections	$2,137,580	$1,925,292	$2,137,580	$1,925,292

(1)	Acquisitions of finance receivables is net of buybacks and includes certain capitalized acquisition related costs.
(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net of allowance charges.

Portfolios by Type and Geography (Domestic Portfolio Only)

The following table categorizes our life to date portfolio purchases as of September 30, 2012, into the major asset types represented (amounts in thousands):

Asset Type	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
Major Credit Cards	17,168	57%	$48,070,374	70%	$1,782,221	72%
Consumer Finance	6,121	20	7,249,254	11	132,431	6
Private Label Credit Cards	6,247	21	8,662,165	13	496,590	20
Auto Deficiency	640	2	4,484,071	6	51,408	2

Total:	30,176	100%	68,465,864	100%	2,462,650	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.
(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

The following table summarizes our life to date portfolio purchases as of September 30, 2012, into the delinquency categories represented (amounts in thousands).

Account Type	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
Fresh	2,151	7%	$5,681,556	8%	$535,821	22%
Primary	4,514	15	8,244,705	12	415,750	17
Secondary	5,327	18	8,194,206	12	317,546	13
Tertiary	4,011	13	5,411,196	8	75,675	3
BK Trustees	4,152	14	18,735,945	27	984,485	40
Other	10,021	33	22,198,256	33	133,373	5

Total:	30,176	100%	68,465,864	100%	2,462,650	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.
(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

We also review the geographic distribution of accounts within a portfolio because we have found that state specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.

The following table summarizes our life to date portfolio purchases as of September 30, 2012, by geographic location (amounts in thousands):

Geographic Distribution	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
California	3,170	11%	$9,028,470	13%	$321,274	13%
Texas	4,412	15	7,678,914	11	216,471	9
Florida	2,377	8	6,522,074	10	225,620	9
New York	1,712	6	4,077,150	6	132,283	5
Ohio	1,463	5	2,551,238	4	102,760	4
Pennsylvania	1,077	4	2,516,136	4	89,565	4
Illinois	1,127	4	2,384,400	3	94,577	4
North Carolina	1,067	4	2,371,789	3	84,305	3
Georgia	969	3	2,258,858	3	95,149	4
New Jersey	689	2	1,851,392	3	69,952	3
Michigan	798	3	1,839,273	3	75,366	3
Arizona	527	2	1,463,913	2	52,072	2
Virginia	822	3	1,458,304	2	57,810	2
Tennessee	639	2	1,419,058	2	57,196	2
Massachusetts	514	2	1,265,054	2	44,457	2
Indiana	542	2	1,201,007	2	53,197	2
Other (3)	8,271	24	18,578,834	27	690,596	29

Total:	30,176	100%	68,465,864	100%	2,462,650	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.
(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.
(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

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

As of September 30, 2012, cash and cash equivalents totaled $31.5 million, as compared to $26.7 million at December 31, 2011. Total debt outstanding on our $464.5 million line of credit was $250.0 million as of September 30, 2012, which represents availability of $214.5 million (subject to the borrowing base and applicable debt covenants).

We have in place forward flow commitments for the purchase of defaulted consumer receivables over the next 12 months of approximately $166.3 million as of September 30, 2012. Additionally we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements. We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit agreement with Bank Of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”) will be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and a material amount of additional portfolio purchasing in excess of the currently committed flow amounts during the next twelve months.

We are cognizant of the market fundamentals in the debt purchase and company acquisition market which, because of significant supply and tight capital availability, could increase buying opportunities. Accordingly, we filed a $150 million shelf registration during the third quarter of 2009. We issued $75.5 million of equity securities under that registration statement during February of 2010 in order to take advantage of market opportunities while retaining the ability to issue up to an additional $74.5 million of equity or debt securities under the shelf registration statement in the future. The outcome of any future transaction is subject to market conditions. In addition, on April 20, 2012 and August 9, 2012, we closed a series of transactions to exercise a portion of the accordion loan feature of our existing credit thereby increasing the lenders’ commitments by $56,950,000, resulting in $464,450,000 aggregate principal amount available under our line of credit. Please see the “Borrowings” section below for additional information on the line of credit.

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

We file income tax returns using the cost recovery method for tax revenue recognition as it relates to our debt purchasing business. We were notified on June 21, 2007 that we were being examined by the IRS for the 2005 tax year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. On April 22, 2009, we filed a formal protest of the findings contained in the examination report prepared by the IRS. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005. We subsequently filed a petition in United States Tax Court to which the IRS responded on January 12, 2012. We believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary for these tax positions. If we are unsuccessful in tax court, we can appeal to the federal Circuit Court of Appeals. If judicial appeals prove unsuccessful, we may ultimately be required to pay the related deferred taxes, any potential interest, and penalties, possibly requiring additional financing from other sources. In accordance with the Internal Revenue Code, underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points. An additional two percentage points applies to large corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code. We file taxes in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. The deferred tax liability related to revenue recognition on our debt purchasing business is $191.4 million at September 30, 2012. In 2011, the IRS expanded the audit to include the tax years ended December 31, 2010, 2009 and 2008.

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

Our operating activities provided cash of $93.7 million and $123.2 million for the nine months ended September 30, 2012 and 2011, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period. The decrease was primarily due to a change in deferred tax expense from $27.3 million for the nine months ended September 30, 2011 to a deferred tax benefit of $7.4 million for the nine months ended September 30, 2012 as a result of the decrease in the deferred tax liability associated with the difference in accounting treatment for book and tax purposes related to income recognition on our finance receivables. This was offset by an increase in net income to $90.4 million for the nine months ended September 30, 2012, from $74.5 million for the nine months ended September 30, 2011. The remaining changes were due to net changes in other accounts related to our operating activities.

Our investing activities used cash of $96.6 million and $91.7 million during the nine months ended September 30, 2012 and 2011, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment and business acquisitions. The majority of the increase was due to net cash payments for business acquisitions totaling $48.7 million during the nine months ended September 30, 2012, as compared to $0 during the nine months ended September 30, 2011, as well as an increase in acquisitions of finance receivables, which increased from $314.2 million for the nine months ended September 30, 2011 to $329.4 million for the nine months ended September 30, 2012, partially offset by an increase in collections applied to principal on finance receivables from $226.0 million for the nine months ended September 30, 2011 to $286.9 million for the nine months ended September 30, 2012.

Our financing activities provided cash of $8.2 million and used cash of $42.5 million during the nine months ended September 30, 2012 and 2011, respectively. Cash is primarily provided by draws on our line of credit. Cash used in financing activities is primarily driven by principal payments on our line of credit, principal payments on long-term debt and repurchases of our common stock. The majority of the increase was due to net cash proceeds received on our line of credit totaling $30.0 million during the nine months ended September 30, 2012, offset by $22.7 million of cash used to repurchase shares of our common stock, compared to net repayments on our line of credit of $40.0 million and no stock purchases during the nine months ended September 30, 2011.

Cash paid for interest was $7.6 million and 7.8 million for the nine months ended September 30, 2012 and 2011, respectively. Interest was paid on our line of credit and long-term debt. Cash paid for income taxes was $71.5 million and $19.1 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in taxable income in 2012 versus 2011 is due to more revenue recognized for income tax purposes than financial book purposes primarily as the difference between the accounting for finance receivables under ASC 310-30 and under cost recovery for income tax purposes.

Borrowings

On December 20, 2010, we entered into the Credit Agreement. Under the terms of the Credit Agreement, the credit facility includes an aggregate principal amount available of $407.5 million (subject to the borrowing base and applicable debt covenants), which consists of a $50 million fixed rate loan that matured on May 4, 2012, which was transferred from our then existing credit agreement, and a $357.5 million revolving credit facility that matures on December 20, 2014. The revolving credit facility automatically increased by $50 million upon the maturity and repayment of the fixed rate loan. The fixed rate loan bore interest at a rate of 6.8% per annum, payable monthly in arrears. The revolving loans accrue interest, at our option, at either the base rate plus 1.75% per annum or the Eurodollar rate (as defined) for the applicable term plus 2.75% per annum. The base rate is the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. Interest is payable on base rate loans quarterly in arrears and on Eurodollar loans in arrears on the last day of each interest period or, if such interest period exceeds three months, every three months. Our revolving credit facility includes a $20 million swingline loan sublimit, a $20 million letter of credit sublimit and an accordion loan feature that allows us to request an increase of up to $142.5 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to the terms of the Credit Agreement. Through September 30, 2012,, we closed a series of transactions to exercise a portion of the accordion loan feature of our existing credit facility with our administrative agent and our syndicate of lenders, thereby increasing the lenders’ commitments by $57.0 million, resulting in $464.5 million aggregate principal amount available under our line of credit. Our existing lenders under the Credit Agreement provided $41.0 million of this increase, and $16.0 million was provided by two new lenders which are now a party to the Credit Agreement. The Company may request additional increases of up to $85.6 million under its credit facility. The Credit Agreement is secured by a first priority lien on substantially all of our assets. The Credit Agreement contains restrictive covenants and events of default include the following:

•	borrowings may not exceed 30% of the ERC of all its eligible domestic asset pools plus 75% of its eligible accounts receivable;

•	the consolidated leverage ratio (as defined in the Credit Agreement) cannot exceed 2.0 to 1.0 as of the end of any fiscal quarter;

•

consolidated Tangible Net Worth (as defined in the Credit Agreement) must equal or exceed $309.5 million plus 50% of positive consolidated net income for each fiscal quarter beginning December 31, 2010, plus 50% of the net proceeds of any equity offering;

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

At September 30, 2012, all of our borrowings under our revolving credit facility consisted of 30-day Eurodollar rate loans and base rate loans with a weighted average annual interest rate equal to 2.97%.

We had $250.0 million and $220.0 million of borrowings outstanding under our credit facility as of September 30, 2012 and December 31, 2011, respectively, of which $50.0 million represented borrowings under the non-revolving fixed rate loan at December 31, 2011.

We were in compliance with all covenants of our credit facility as of September 30, 2012 and December 31, 2011.

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

Stockholders’ Equity

Stockholders’ equity was $670.5 at September 30, 2012 and $595.5 million at December 31, 2011. The increase was primarily attributable to $90.8 million in net income attributable to the Company during the first nine months of 2012 partially offset by a decrease of $22.7 million resulting from the repurchase of 331,449 shares of our common stock under our $100 million repurchase program.

Contractual Obligations

Our contractual obligations as of September 30, 2012 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$22,022	$4,757	$8,855	$5,799	$2,611
Line of Credit (1)	269,303	8,549	260,754	—	—
Long-term Debt	691	553	138	—	—
Purchase Commitments (2) (3)	200,345	200,345	—	—	—
Employment Agreements	13,285	7,831	5,401	53	—

Total	$505,646	$222,035	$275,148	$5,852	$2,611

(1)	To the extent that a balance is outstanding on our line of credit, the balance ($250 million) would be due at its maturity in December 2014. Therefore, for purposes of this table and the related interest calculations, the estimated interest and unused line fees due on the line of credit assume that the balance on the line of credit remains constant from the September 30, 2012 balance of $250.0 million and the balance is paid in full at its maturity.
(2)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $166.3 million.
(3)	This amount includes the maximum remaining purchase price of $22.8 million to be paid to acquire the noncontrolling interest of CCB.

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

Interest Rate Risk

We are subject to interest rate risk with our variable rate credit line. We assess this interest rate risk by estimating the increase in interest expense that would occur due to an increase in short-term interest rates. The average borrowings on our variable rate credit line were $259.7 million and $198.9 million for the three months ended September 30, 2012 and 2011, respectively. Assuming a 200 basis point increase in interest rates, for example, interest expense would have increased by $1.3 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, we had $250.0 million and $170.0 million, respectively, of variable rate debt outstanding on our credit lines. We do not have any other variable rate debt outstanding as of September 30, 2012. We had no interest rate hedging programs in place for the three months ended September 30, 2012 and 2011. Significant increases in future interest rates on the variable rate credit line could lead to a material decrease in future earnings assuming all other factors remained constant.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No legal proceedings were commenced during the period covered by this report that the Company believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations and cash flows. Refer to Note 13 “Commitments and Contingencies” of our Consolidated Financial Statements for material developments with respect to legal proceedings previously disclosed with respect to prior periods.

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

PORTFOLIO RECOVERY ASSOCIATES, INC.
(Registrant)

Date: November 7, 2012	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 7, 2012	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)