Form 10-K
period 2012-12-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2013-02-28
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
YES   ☐     NO   ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012 was $1,507,062,073 based on the $91.26 closing price as reported on the NASDAQ Global Select Market.
The number of shares of the registrant’s Common Stock outstanding as of February 19, 2013 was 16,930,872.
Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for our 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:
This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

•
a prolonged economic recovery or a deterioration in the economic or inflationary environment in the United States or the European Union, particularly the United Kingdom, including the interest rate environment, may have an adverse effect on our collections, results of operations, revenue and stock price or on the stability of the financial system as a whole;

•	our ability to purchase defaulted consumer receivables at appropriate prices;

•	our ability to replace our defaulted consumer receivables with additional receivables portfolios;

•	our ability to obtain accurate and authentic account documents relating to accounts that we acquire and the possibility that documents that we provide could contain errors;

•	our ability to successfully acquire receivables of new asset types;

•	changes in the business practices of credit originators in terms of selling defaulted consumer receivables;

•	our ability to collect sufficient amounts on our defaulted consumer receivables;

•	changes in or interpretation of tax laws or adverse results of tax audits;

•
changes in bankruptcy or collection laws that could negatively affect our business, including by causing an increase in certain types of bankruptcy filings involving liquidations, which may cause our collections to decrease;

•	changes in state or federal laws or the administrative practices of various bankruptcy courts, which may impact our ability to collect on our defaulted receivables;

•	our ability to collect and enforce our finance receivables may be limited under federal and state laws;

•	our ability to employ and retain qualified employees, especially collection personnel, and our senior management team;

•	our work force could become unionized in the future, which could adversely affect the stability of our production and increase our costs;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital;

•	the degree, nature, and resources of our competition;

•	the possibility that we could incur goodwill or other intangible asset impairment charges;

•	our ability to retain existing clients and obtain new clients for our fee-for-service businesses;

•
our ability to comply with existing and new regulations of the collection industry, the failure of which could result in penalties, fines, litigation, damage to our reputation or the suspension or termination of our ability to conduct our business;

•	changes in governmental laws and regulations which could increase our costs and liabilities or impact our operations;

•	our ability to successfully operate and/or integrate new business acquisitions;

•	our ability to maintain, renegotiate or replace our credit facility;

•	our ability to satisfy the restrictive covenants in our debt agreements;

•	our ability to manage risks associated with our international operations;

•	the imposition of additional taxes on us;

•
changes in interest or exchange rates, which could reduce our net income, and the possibility that future hedging strategies may not be successful, which could adversely affect our results of operations and financial condition, as could our failure to comply with hedge accounting principles and interpretations;

•	the possibility that we could incur significant allowance charges on our finance receivables;

•	our loss contingency accruals may not be adequate to cover actual losses;

•	our ability to manage growth successfully;

•	the possibility that we could incur business or technology disruptions or cyber incidents, or not adapt to technological advances;

•	the possibility that we or our industry could experience negative publicity or reputational attacks;

•	the sufficiency of our funds generated from operations, existing cash and available borrowings to finance our current operations; and

•	the risk factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).
You should assume that the information appearing in this annual report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.
For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” section beginning on page 17, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section beginning on page 32 and the “Business” section beginning on page 5.

Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in this report could turn out to be materially different. Except as required by law, we assume no obligation to publicly update or revise our forward-looking statements after the date of this report and you should not expect us to do so.
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

General
Our business focuses upon the detection, collection, and processing of both unpaid and normal-course accounts receivable originally owed to credit grantors, governments, retailers and others. Our primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. These are the unpaid obligations of individuals to credit originators, which include banks, credit unions, consumer and auto finance companies and retail merchants. We also provide fee-based services, including vehicle location, skip tracing and collateral recovery services for auto lenders, governments and law enforcement via PRA Location Services, LLC (“PLS”), revenue administration, audit and debt discovery/recovery services for local government entities through PRA Government Services, LLC and MuniServices, LLC (collectively “PRA GS”) and class action claims recovery services and related payment processing via Claims Compensation Bureau, LLC (“CCB”). In addition, with the acquisition of 100% of the equity interest of Mackenzie Hall Holdings, Limited, and its subsidiaries (“MHH”) on January 16, 2012, we expanded our contingent collection and purchase of defaulted consumer receivables businesses to the United Kingdom. We also acquired certain finance receivables and certain operating assets of National Capital Management, LLC ("NCM"), on December 21, 2012. With this acquisition we expanded our ability to purchase and collect secured bankruptcy accounts. We believe that the strengths of our business are our sophisticated approach to portfolio pricing, segmentation and servicing, our emphasis on developing and retaining our collection personnel, our sophisticated processing systems and procedures and our relationships with many of the largest consumer lenders in the United States.
Definitions
We use the following terminology throughout this document:

•	“Allowance charges” refers to a reduction in income recognized on finance receivables on pools of finance receivables whose cash collection estimates are not received or projected to not be received.

•	“Amortization rate” refers to cash collections applied to principal on finance receivables as a percentage of total cash collections.

•	“Buybacks” refers to purchase price refunded by the seller due to the return of non-compliant accounts.

•	“Cash collections” refers to collections on our owned portfolios.

•	“Cash receipts” refers to collections on our owned portfolios plus fee income.

•
“Core” accounts or portfolios refer to accounts or portfolios that are defaulted consumer receivables and are not in a bankrupt status upon purchase. These accounts are aggregated separately from purchased bankruptcy accounts. Core accounts do not include the accounts we purchase in the United Kingdom.

•	“EBITDA” refers to earnings before interest, taxes, depreciation and amortization.

•	“Estimated remaining collections” or "ERC" refers to the sum of all future projected cash collections on our owned portfolios.

•	“Fee income” refers to revenues generated from our fee-for-service subsidiaries.

•	“Income recognized on finance receivables” refers to income derived from our owned debt portfolios.

•	“Income recognized on finance receivables, net” refers to income derived from our owned debt portfolios and is shown net of allowance charges.

•	“Net finance receivable balance” is recorded on our balance sheet and refers to the purchase price less principal amortization and net allowance charges.

•	“Principal amortization” refers to cash collections applied to principal on finance receivables.

•	“Purchase price” refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less buybacks.

•	“Purchase price multiple” refers to the total estimated collections on owned debt portfolios divided by purchase price.

•	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy when we purchase them and as such are purchased as a pool of bankrupt accounts.

•	“Total estimated collections” refers to the actual cash collections, including cash sales, plus estimated remaining collections.

•	“Total estimated collections to purchase price” refers to the total estimated collections divided by the purchase price.
Our debt purchase business specializes in receivables that have been charged-off by the credit originator. Because the credit originator and/or other debt servicing companies have unsuccessfully attempted to collect these receivables, we are able to purchase them at a substantial discount to their face value. From our 1996 inception through December 31, 2012, we acquired 2,748 portfolios, representing more than 31 million customer accounts and aggregated into 145 pools for accounting purposes, with a face value of $70.8 billion for a total purchase price of $2.7 billion. The success of our business depends on our ability to purchase portfolios of defaulted consumer receivables at appropriate valuations and to collect on those receivables effectively and efficiently. We have one reportable segment, receivables management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.
We have achieved strong financial results over the past ten years, with cash collections growing from $79.3 million in 2002 to $908.7 million in 2012. Total revenue has grown from $55.8 million in 2002 to $592.8 million in 2012, a compound annual growth rate of 26.7%. Similarly, pro forma net income has grown from $11.4 million in 2002 to net income attributable to Portfolio Recovery Associates, Inc. (“PRA”) of $126.6 million in 2012.
We were initially formed as Portfolio Recovery Associates, L.L.C., a Delaware limited liability company, on March 20, 1996. In connection with our 2002 initial public offering (our “IPO”), all of the membership units of Portfolio Recovery Associates, L.L.C. were exchanged, simultaneously with the effectiveness of our registration statement, for a single class of PRA common stock, and a new Delaware corporation formed on August 7, 2002. Accordingly, the members of Portfolio Recovery Associates, L.L.C. became the common stockholders of PRA, which became the parent company of Portfolio Recovery Associates, L.L.C. and its subsidiaries.
Available Information
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
Reports filed with or furnished to the SEC are also available free of charge upon request by contacting our corporate office at:
Portfolio Recovery Associates, Inc.
Attn: Corporate Communications
120 Corporate Boulevard, Suite 100
Norfolk, Virginia 23502
Competitive Strengths
We Offer a Compelling Alternative to Debt Owners and Governmental Entities
We offer debt owners the ability to immediately realize value for their charged-off receivables, from receivables that have only been processed internally by the debt owner to receivables that have been subject to multiple internal and external collection efforts, whether or not subject to bankruptcy proceedings. This flexibility helps us to meet the needs of debt owners and allows us to become a trusted resource. Also, through our government services business, we have the ability to service state and local government’s receivables in various ways. This includes such services as processing tax payments on behalf of the client and extends to more complicated tax audit and discovery work, as well as additional services that fill the needs of our clients.
Disciplined and Proprietary Underwriting Process
One of the key components of our growth has been our ability to price portfolio acquisitions at levels that have generated profitable returns on investment. Since inception, we have been able to consistently collect more than our purchase price over the collection life cycle of the defaulted consumer receivables portfolios we have acquired. In doing so, we have generated increasing profits and operational cash flow from these portfolio acquisitions, without relying on the resale of portfolios to achieve these results. We have not resold any of our purchased portfolios since 2002, and the portfolios we sold then were primarily in Chapter 13 bankruptcy proceedings. We stopped reselling these portfolios as we began the effort to build our own bankruptcy portfolio buying group which started purchasing bankrupt accounts in 2004.
By holding and collecting the accounts we purchase over the long-term, we create static pool history that we believe is unique among our peers. Our portfolio underwriting process utilizes the collection results, customer data, and account attributes held in our data warehouse. The warehouse contains data from more than 2,700 portfolios representing nearly 31 million accounts purchased over the last 16 years from large issuers and owners of consumer receivables. Our quantitative modeling continuously evolves as we incorporate new data and develop, test, and adopt new analysis tools that help us improve our underwriting accuracy.
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
Ability to Hire, Develop and Retain Collection Staff
We place considerable focus on our ability to hire, develop, motivate and retain effective collection personnel.  We offer our collection personnel competitive wages with the opportunity to receive incentive compensation based on performance, as well as an attractive benefits package, a comfortable working environment and the ability to work on a flexible schedule.  We also provide a comprehensive training program for new collection staff employees.
Established Systems and Infrastructure
We have devoted significant effort to developing our systems, including statistical models, databases and reporting packages, to optimize our portfolio purchases and collection efforts. In addition, we believe that our technology infrastructure is flexible, secure, reliable and redundant, to protect the privacy of our sensitive data and to mitigate exposure to systems failure or unauthorized access. We take data security and collection compliance very seriously. We employ a staff of Quality Control and Compliance employees whose role it is to monitor calls and observe collection system entries as well as design, implement, monitor and test our daily activities. We monitor and research daily exception reports that track significant account status movements and account changes. To enhance this process, where permissible, we employ sophisticated call and work action recording systems which allow us to better monitor compliance and quality of our customer contacts. We believe that our systems and infrastructure give us meaningful advantages over our competitors. We have developed financial models and systems for pricing portfolio acquisitions, managing the collections process and monitoring operating results. We perform a static pool analysis monthly on each of our portfolios, inputting actual results back into our acquisition models, to enhance their accuracy. We monitor collection results continuously, seeking to identify and resolve negative trends immediately. In addition, we do not sell our purchased defaulted consumer receivables. Instead, we work them over the long-term enhancing our knowledge of a pool’s long-term performance. This combination of hardware, software and proprietary modeling and systems has been developed by our management team through years of experience in this industry and we believe provides us with an important competitive advantage from the acquisition process all the way through collection and payment operations.
Strong Relationships with Major Credit Originators
We have done business with most of the largest consumer lenders in the United States. We maintain an active marketing effort and our senior management team is in contact on a regular basis with existing and potential sellers of defaulted consumer receivables. We believe that we have earned a reputation as a reliable and compliant purchaser of defaulted consumer receivables portfolios and as responsible collectors. Furthermore, from the perspective of the selling credit originator, the failure to close on a negotiated sale of a portfolio consumes valuable time and expense and can have an adverse effect on pricing when the portfolio is re-marketed. Similarly, if a credit originator sells a portfolio to a debt buyer who has a reputation for violating industry standard collecting practices, the reputation of the credit originator can be damaged. We consistently attempt to negotiate reasonable and mutually acceptable contract terms, resulting in a confident and expeditious closing process for both parties. We go to great lengths to collect from consumers in a responsible, professional and legally compliant manner. We believe our strong relationships with major credit originators provide us with access to quality opportunities for portfolio purchases.
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
Portfolio Acquisitions
Our portfolio of defaulted consumer receivables includes a diverse set of accounts that can be categorized by asset type, age and size of account, level of previous collection efforts and geography. To identify attractive buying opportunities, we maintain an extensive marketing effort with our senior officers contacting known and prospective sellers of defaulted consumer receivables. We have acquired receivables of Visa®, MasterCard®, private label and other credit cards, installment loans, lines of credit, bankrupt accounts, deficiency balances of various types, legal judgments, and trade payables, all from a variety of debt owners. These debt owners include major banks, credit unions, consumer finance companies, telecommunication providers, retailers, utilities, insurance companies, medical groups, hospitals, auto finance companies and other debt buyers. In addition, we make periodic visits to the operating sites of debt sellers and attend numerous industry events in an effort to develop account purchase opportunities. We also maintain active relationships with brokers of defaulted consumer receivables.
Portfolios by Type and Geography (Domestic Portfolio Only)
The following chart categorizes our life to date portfolio purchases as of December 31, 2012 into the major asset types represented (amounts in thousands):

Asset Type	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
Major Credit Cards	17,516	57%	$49,295,499	70%	$1,911,515	72%
Consumer Finance	6,164	20	7,366,764	11	135,004	5
Private Label Credit Cards	6,617	21	9,158,131	13	560,462	21
Auto Deficiency	641	2	4,493,909	6	52,146	2
Total:	30,938	100%	$70,314,303	100%	$2,659,127	100%

(1)	“Life to Date Purchased Face Value” represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	“Original Purchase Price” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.
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
We refer to the groups of domestic charged-off (non-bankrupt) defaulted consumer receivables we purchase as Core portfolios. The age of a Core portfolio (the time since an account has been charged-off) is an important factor in determining the price at which we will purchase the portfolio. Generally, there is an inverse relationship between the age of a Core portfolio and the price at which we will purchase the portfolio. This relationship is due to the fact that older Core portfolio receivables typically liquidate at lower rates. The accounts receivables management industry places Core portfolio receivables into categories depending on the number of collection agencies that have previously attempted to collect on the receivables. Fresh accounts are typically past due 120 to 270 days, charged-off by the credit originator and are either being sold prior to any post-charge-off collection activity or are placed with a third-party for the first time. These accounts typically sell for the highest purchase price. Primary accounts are typically 360 to 450 days past due and charged-off, have been previously placed with one contingent fee servicer and receive a lower purchase price. Secondary and tertiary accounts are typically more than 660 days past due and charged-off, have been placed with two or three contingent fee servicers and receive even lower purchase prices. We also purchase portfolios of accounts previously worked by four or more agencies and these are typically two to three years or more past due and receive an even lower price. In addition, we purchase portfolios of accounts that are included in consumer bankruptcies. These bankrupt accounts are typically filed under Chapter 13 of the U.S. Bankruptcy Code and have an associated payment plan that can range from 3 to 5 years in duration. We purchase portfolios of bankrupt accounts in both forward flow and spot transactions and, consequently, they can be at any age in the bankruptcy plan life cycle.

The following table summarizes our life to date portfolio purchases as of December 31, 2012, into the delinquency categories represented (amounts in thousands):

Account Type	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
Fresh	2,370	8%	$6,072,477	8%	$589,579	22%
Primary	4,595	15	8,420,292	12	433,013	17
Secondary	5,456	17	8,323,896	12	326,288	12
Tertiary	4,044	13	5,434,509	8	76,378	3
Bankruptcy Trustees	4,365	14	19,682,872	28	1,095,485	41
Other	10,108	33	22,380,257	32	138,384	5
Total:	30,938	100%	$70,314,303	100%	$2,659,127	100%

(1)	“Life to Date Purchased Face Value” represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	“Original Purchase Price” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.
We also review the geographic distribution of accounts within a portfolio because we have found that state specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and bankruptcy trends vary regionally and are factored into our purchase price equation.
The following table summarizes our life to date portfolio purchases as of December 31, 2012, by geographic location (amounts in thousands):

Geographic Distribution	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
California	3,260	11%	$9,254,352	13%	$344,442	13%
Texas	4,485	14	7,828,181	11	232,081	9
Florida	2,440	8	6,676,604	9	242,625	9
New York	1,747	6	4,151,513	6	140,377	5
Ohio	1,494	5	2,635,188	4	112,059	4
Pennsylvania	1,101	4	2,570,572	4	95,785	4
North Carolina	1,103	4	2,465,985	4	92,306	3
Illinois	1,155	4	2,457,601	3	102,607	4
Georgia	1,000	3	2,339,521	3	104,756	4
New Jersey	706	2	1,894,274	3	75,174	3
Michigan	818	3	1,891,966	3	81,156	3
Arizona	548	2	1,507,856	2	56,595	2
Virginia	843	3	1,502,273	2	62,731	2
Tennessee	657	2	1,465,471	2	62,478	2
Massachusetts	525	2	1,290,669	2	47,549	2
Indiana	557	2	1,244,574	2	58,244	2
Other(3)	8,499	25	19,137,703	27	748,162	29
Total:	30,938	100%	$70,314,303	100%	$2,659,127	100%

(1)	“Life to Date Purchased Face Value” represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	“Original Purchase Price” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.

Purchasing Process
We acquire portfolios from debt owners through auctions and negotiated sales. In an auction process, the seller will assemble a portfolio of receivables and will either broadly offer the portfolio to the market or seek purchase prices from specifically invited potential purchasers. In a privately negotiated sale process, the debt owner will contact known purchasers directly, take bids and negotiate the terms of sale. We also acquire accounts in forward flow contracts. Under a forward flow contract we agree to purchase defaulted consumer receivables from a debt owner on a periodic basis, at a set percentage of face value of the receivables over a specified time period, generally from three to twelve months. These agreements often contain a provision requiring that the attributes and selection criteria of the receivables to be sold will not significantly change each month. If this provision is not adhered to, the contract will typically allow for the early termination of the forward flow contract by the purchaser or other appropriate remedies as mutually agreed upon. Forward flow contracts provide receivable owners with a consistent source of value for defaulted accounts, and provide the debt buyer with a steady and reliable source of consumer receivables for its collection operation.
In a typical Core portfolio sale transaction, after signing a non-disclosure agreement, a debt owner typically distributes a computer data file containing ten to fifteen essential data fields on each receivables account in the portfolio offered for sale. Such fields typically include but are not limited to the customer's name, address, outstanding balance, date of charge-off, date of last payment and the date the account was opened. Information that is not typically provided includes the original underwriting documentation, charge and payment history prior to charge-off, and collection notations. We perform our initial due diligence on the portfolio by electronically cross-checking the data fields provided through secured delivery against the accounts in our owned portfolios and other databases. We compile a variety of portfolio level reports examining all available data.
In order to determine a purchase price for a Core portfolio, we use two separate internally developed computer models and one externally developed model. We analyze the portfolio using our proprietary multiple linear regression model, which analyzes the accounts of the portfolio using predictive variables and projects a portfolio liquidation rate. We also analyze the portfolio as a whole using an adjustment model, which uses an appropriate cash flow model that utilizes our collections results from similar portfolios we have previously purchased. We supplement the adjustment model with qualitative background information about the origination, servicing and collection history of the portfolio. Finally, we employ a model that creates statistically similar portfolios from our existing accounts across our purchased inventory and develops estimated collection curves that are used in our price modeling. From these models we derive our quantitative projections which are used to help price transactions. The multiple linear regression model is also used to prioritize collection work efforts subsequent to purchase. With respect to prospective forward flow contracts and other long-term relationships, we obtain a representative file that we use to determine the price of the forward flow agreement. Then each month during the flow term, we receive the actual monthly sale file to be funded, and compare it to the representative file noted above to determine if the delivered file meets the expectations of the initial pricing file. This process allows us to confirm that the accounts we are purchasing are materially consistent with the accounts we agreed to purchase under the forward flow arrangement. When purchasing bankrupt consumer receivables, we follow a similar analytical process but utilize completely separate, specifically designed pricing models.
We maintain a detailed static pool analysis on each portfolio that we have acquired, capturing demographic data and revenue and expense items for further analysis. We use the static pool analysis to refine the underwriting models that we use to price future portfolio purchases. The results of the static pool analysis are input back into our models, increasing the accuracy of the models as the data set increases with every portfolio purchase and each day’s collection efforts. Since we do not sell our purchased defaulted consumer receivables, we work them over the long-term, enhancing our knowledge of a pool’s long-term performance.
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

Owned Portfolio Collection Operations
Call Center Operations – Core Portfolios
Our work flow management system places, recalls and prioritizes accounts, based on our analyses of our accounts and other demographic, credit and customer behavior attributes and prior collection work activities. We use this process to focus our work effort on those customers most likely to pay.
The collectability forecast for a newly acquired portfolio will help determine our initial collection strategy. Accounts that are initially determined to have the highest predicted collection probability will be worked immediately and with greater efforts. Less collectible accounts may be set aside to be worked with less frequency or with lower cost methods. After owning an account for a month we begin reassessing the collectability on a daily basis based on a set of observed account characteristics and behaviors. Some accounts may be worked using a letter and/or settlement strategy.
Our computer system allows each collector to view the scanned documents relating to the account that have been received from the seller, which can include the original account application, account statements, payment checks, customer correspondence and other documents.
On the initial contact call, a customer is given a standardized presentation regarding the benefits of resolving his or her account with us. Emphasis is placed on determining the reason for the customer’s default in order to better assess the customer’s situation and create a plan for repayment. The collectors work to obtain a repayment plan that is appropriate to the customer's ability to make a repayment. At times, when determined to be appropriate, and in many cases with management approval, a reduced lump-sum settlement may be agreed upon.
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
We use a combination of internal staff (attorney and support), as well as external attorneys, to pursue legal collections under certain circumstances. Over the past several years we have focused on developing our internal legal collection capability. We have the capability in all 50 states to initiate lawsuits in amounts up to the jurisdictional limits of the respective courts. Our legal recovery department, using external vendors, also collects claims against estates in cases involving deceased debtors having assets at the time of death. Our legal recovery department oversees our internal legal collections and coordinates a nationwide collections attorney network which is responsible for the preparation and filing of judicial collection proceedings in multiple jurisdictions, determining the suit criteria, and instituting wage garnishments to satisfy judgments. This network currently consists of approximately 50 law firms who work on a contingent fee basis. Legal cash collections generated by both our in house attorneys and outside independent contingent fee attorneys constituted approximately 28% of our total cash collections in 2012. As our portfolio matures, it is likely that a larger number of accounts will be directed to our legal recovery department for judicial collection; consequently, we anticipate that legal cash collections will grow commensurately and comprise a larger percentage of our total Core cash collections.
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
Each of our bankruptcy department employees goes through an entry level training program to familiarize them with BMS and the bankruptcy process, including a general overview of how we interact with the courts, debtors' attorneys and trustees. We also use a tiered process of cross training designed to familiarize advancing employees with a variety of operational assignments and analytical tasks. For example, we utilize specially trained employees to perform advanced data matching and analytics for clients, while others are tasked with resolving objections directly with attorneys and trustees. In rare circumstances, resolution of these objections may need to be effectuated by working through our network of local counsel.
Fee-for-Service Businesses
Through our subsidiaries, we provide fee-based services, including vehicle location, skip tracing and collateral recovery services for auto lenders, governments and law enforcement via our PLS subsidiary; revenue administration, audit, and debt discovery/recovery services for government entities through our PRA GS business; class action claims recovery services and related payment processing through our CCB subsidiary and contingent fees earned on the collection of finance receivables from our United Kingdom subsidiary.
PLS, through call center operations, performs national skip tracing, asset location and collateral recovery services, principally for auto finance companies, for a fee. In addition, PLS will monitor clients’ inventories with a fleet of cars equipped with license plate recognition cameras for a fee. The amount of fee earned is generally dependent on several different outcomes: whether the debtor was found and a resolution on the account occurred, if the collateral was repossessed or if payment was made by the debtor to the debt owner.
PRA GS primarily derives its revenue from servicing taxing authorities in several different ways, including processing their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection services are standard commission based billings or fee-for-service transactions. When audits are conducted, there are two components. The first is a charge for the hours incurred on conducting the audit, based on a contractual billing rate. The gross billing amount based on the aforementioned billing rate is a component of the line item “Fee income” while the salary expense is included in the line item “Compensation and employee services.” The second item is for expenses incurred while conducting the audit. Most jurisdictions will reimburse us for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item “Fee income” and the expense component is included in its appropriate expense category, generally, “Other operating expenses.”
We own a controlling interest of the membership units of CCB. CCB was founded in 1996 and is a leading provider of class action claims settlement recovery services and related payment processing to corporate clients. CCB’s process allows clients to maximize settlement recoveries, in many cases participating in settlements they would otherwise not know existed. CCB charges fees for its services and works with clients to identify, prepare and submit claims to class action administrators charged with disbursing class action settlement funds. In addition, PRA purchases the rights to existing and future class action claims identified by CCB.
MHH generates revenue from both purchased finance receivables which is accounted for similarly to our Core operations and also services finance receivables on a contingent fee basis. These portfolios are owned by our clients and placed under a contingent fee commission arrangement. Our subsidiary is paid to collect funds from the client's debtors and earns a commission generally expressed as a percentage of the gross collections amount. The "Fee income" line of our income statement reflects the contingent fee amount earned, and not the gross collection amount.
Competition
We face competition in both of the markets we serve - owned portfolio and fee-for-service receivables management - from new and existing providers of outsourced receivables management services, including other purchasers of defaulted consumer receivables portfolios, third-party contingent fee collection agencies and debt owners that manage their own defaulted consumer receivables rather than outsourcing them. The receivables management industry (owned portfolio and contingent fee) remains highly fragmented and competitive. There are few significant barriers for entry to new providers of contingent fee receivables management services and, consequently, the number of agencies serving the contingent fee market may continue to grow.

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
Information Technology
Technology Operating Systems and Server Platform
The architecture and design of our systems provides us with a technology system that is flexible, secure, reliable and redundant to provide for the protection of our sensitive data. We utilize Intel-based servers running Microsoft Windows 2003/2008 operating systems. Our desktop PCs run the Windows XP operating system. In addition, we utilize a blend of purchased and proprietary software systems tailored to the needs of our business. These systems are designed to eliminate inefficiencies in our collections and continue to meet business objectives in a changing environment.
Network Technology
To provide delivery of our applications, we employ server network architecture to support high-speed data transport. Our network system is designed to be scalable and meet expansion and inter-building bandwidth and quality of service demands.
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
Redundancy, System Backup, Security and Disaster Recovery
Our data centers provide the infrastructure for collection services and uninterrupted support of data, applications and hardware for all of our business units. We believe our facilities and operations include sufficient redundancy, file back-up and security to ensure minimal exposure to systems failure or unauthorized access. The preparations in this area include the use of call centers in Virginia, Kansas, Alabama and Tennessee in order to help provide redundancy for data and processes should one site be completely disabled. We have a disaster recovery plan covering our business that is tested on a periodic basis. The combination of our locally distributed call control systems provides enterprise-wide call and data distribution between our call centers for efficient portfolio collection and business operations. In addition to data replication between the sites, differential backups of both software and databases are performed on a daily basis and a full system backup is performed weekly. Backup data tapes are stored at an off-site location along with copies of schedules and production control procedures, procedures for recovery using an off-site data center, and documentation and other critical information necessary for recovery and continued operation. Our Virginia headquarters has two separate telecommunications feeds, uninterruptible power supplies and natural gas and diesel-generators, all of which provide a level of redundancy should a power outage or interruption occur. We also have generators installed at each of our domestic call centers, as well as our subsidiary locations in Alabama, California and Nevada. We also employ rigorous physical and electronic security to protect our data. Our call centers have restricted card key access and appropriate additional physical security measures. Electronic protections include data encryption, firewalls and multi-level access controls.
Display Screens for Real Time Data Utilization
We utilize multiple plasma displays at most of our collection facilities to aid in recovery of portfolios. The displays provide real-time business-critical information to our collection personnel for efficient collection efforts such as telephone, production, employee status, goal trending, training and corporate information.

Employees
As of December 31, 2012, we employed approximately 3,200 persons on a full-time basis in the United States and the United Kingdom. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are positive.
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
Collections Training
We provide a comprehensive multi-week training program for all new owned portfolio collectors. Our training program begins with lectures on collection techniques, local, state and federal collection laws, systems, negotiation skills, skip tracing and telephone use. These sessions are then followed by additional weeks of practical instruction, including conducting live calls with additional managerial supervision in order to provide employees with confidence and guidance while still contributing to our profitability. Each trainee must successfully pass a comprehensive examination before being assigned to the collection floor, as well as once a year thereafter. Where permissible, we employ sophisticated call and work action recording systems which allow us to better monitor compliance and quality of customer contacts. This, in turn, allows us to offer additional training in areas of deficiency to increase productivity and compliance.
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
Office of General Counsel
Our Office of General Counsel manages general corporate governance; litigation; insurance; corporate and commercial transactions; intellectual property; contract and document preparation and review; compliance with federal securities laws and other regulations and statutes; business acquisitions; and dispute and complaint resolution. As a part of its compliance functions, our Office of General Counsel works with our Director of Internal Audit in the implementation of our Code of Ethics. In that connection, we have implemented company-wide ethics training and have established a confidential telephone hotline and email and web-based portals to report suspected policy violations, fraud, embezzlement, deception in record keeping and reporting, accounting, auditing matters and other acts which are inappropriate, criminal and/or unethical. Our Code of Ethics is available at the Investor Relations page of our website at www.portfoliorecovery.com. Our Office of General Counsel also works with our Quality Control and Compliance Departments to advise our employees in relevant areas including the laws and regulations that govern the various industries and markets within which the Company conducts business. Our Office of General Counsel recommends guidelines and procedures for personnel to follow when carrying out their specific job responsibilities. This includes regularly researching and providing employees and our training department with summaries and updates of changes in federal and state statutes and relevant case law so that they are aware of and in compliance with changing laws and judicial decisions that may impact their job duties.
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
Fair Credit Reporting Act. This act places certain requirements on credit information providers regarding the verification of the accuracy of information provided to credit reporting agencies and investigating consumer disputes concerning the accuracy of such information. We provide information concerning our accounts to the three major credit reporting agencies, and it is our practice to correctly report this information and to investigate credit reporting disputes. The Fair and Accurate Credit Transactions Act amended the Fair Credit Reporting Act to include additional duties applicable to data furnishers with respect to information in the consumer's credit file that the consumer identifies as resulting from identity theft, and requires that data furnishers have procedures in place to prevent such information from being furnished to credit reporting agencies.
Gramm-Leach-Bliley Act. This act requires that certain financial institutions, including collection agencies, develop policies to protect the privacy of consumers' private financial information and provide notices to consumers advising them of their privacy policies. This act also requires that if private personal information concerning a consumer is shared with another unrelated institution, the consumer must be given an opportunity to opt out of having such information shared. Since we do not share consumer information with non-related entities, except as required by law, or except as needed to collect on the receivables, our consumers are not entitled to any opt-out rights under this act. This act is enforced by the Federal Trade Commission, which has retained exclusive jurisdiction over its enforcement, and does not afford a private cause of action to consumers who may wish to pursue legal action against a financial institution for violations of this act.
Electronic Funds Transfer Act. This act regulates the use of the Automated Clearing House ("ACH") system to make electronic funds transfers. All ACH transactions must comply with the rules of the National Automated Check Clearing House Association ("NACHA") and Uniform Commercial Code §3-402. This act, the NACHA regulations and the Uniform Commercial Code give the consumer, among other things, certain privacy rights with respect to electronic fund transfer transactions, the right to stop payments on a pre-approved fund transfer, and the right to receive certain documentation of the transaction. This act also gives consumers a right to sue institutions which cause financial damages as a result of their failure to comply with its provisions.
Telephone Consumer Protection Act. In the process of collecting accounts, we use a variety of methods to communicate with our customers. This act and similar state laws place certain restrictions on users of certain automated dialing equipment and pre-recorded messages that place telephone calls to consumers.
Servicemembers Civil Relief Act. The Soldiers' and Sailors' Civil Relief Act of 1940 was amended in December 2003 as the Servicemembers Civil Relief Act (“SCRA”). The SCRA gives U.S. military service personnel relief from credit obligations they may have incurred prior to entering military service, and may also apply in certain circumstances to obligations and liabilities incurred by a servicemember while serving on active duty. The SCRA prohibits creditors from taking specified actions to collect the defaulted accounts of servicemembers. The SCRA impacts many different types of credit obligations, including installment contracts and court proceedings, and tolls the statute of limitations during the time that the servicemember is engaged in active military service. The SCRA also places a cap on interest bearing obligations of servicemembers to an amount not greater than 6% per year, inclusive of all related charges and fees.
Health Insurance Portability and Accountability Act. The Health Insurance Portability and Accountability Act (“HIPAA”) provides standards to protect the confidentiality of patients' personal healthcare and financial information. Pursuant to HIPAA, business associates of health care providers, such as agencies which collect healthcare receivables, must comply with certain privacy and security standards established by HIPAA to ensure that the information provided will be safeguarded from misuse. This act is enforced by the Department of Health and Human Services and does not afford a private cause of action to consumers who may wish to pursue legal action against an institution for violations of this act.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act.  On July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law, and along with it, the unfair, deceptive, or abusive acts or practices (“UDAAP”) provisions included therein.  The Dodd-Frank Act restructured the regulation and supervision of the financial services industry and created the Consumer Financial Protection Bureau (the "CFPB”), with rulemaking, supervisory, and enforcement authority over larger consumer debt collectors.  The Dodd-Frank Act also provides for the CFPB to have the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive,” or “abusive,” and hence unlawful. The ultimate impact of the Dodd-Frank Act on our business cannot be determined at this time.
U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act.  Our operations outside the United States are subject to the United States Foreign Corrupt Practices Act (FCPA), which prohibits United States companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in order to obtain an unfair advantage, to help, obtain or retain business. Violations of these laws and related rules and regulations can result in the imposition of significant civil and criminal fines, penalties and sanctions.
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
With Portfolio Recovery Associates, Inc.'s acquisition of MHH and its subsidiaries, Mackenzie Hall Limited, Mackenzie Hall Debt Purchase Limited and Meritforce Limited, came Portfolio Recovery Associates, Inc.'s first presence in the United Kingdom and subsequent regulation by the Office of Fair Trading (the “OFT”). As part of its regulatory role, the OFT issues guidance for those seeking to recover debts arising from consumer credit or consumer hire agreements. The United Kingdom has a number of laws with which collection agencies and debt purchasers must comply, among them, The Consumer Credit Act of 1974, The Data Protection Act of 1998 as well as guidance statements issued by the OFT and licensure requirements. The Office of General Counsel works closely with its United Kingdom counterparts to ensure that debt collection activities abroad are carried out in compliance with applicable rules and regulations.

Item 1A. Risk Factors.
The following are risks related to our business.
A prolonged economic recovery or a deterioration in the economic or inflationary environment in the United States or the European Union, particularly in the United Kingdom, may have an adverse effect on our collections, results of operations, revenue and stock price.
Our performance may be affected by economic or inflationary conditions in the United States and the European Union, particularly in the United Kingdom. Economic conditions in the United States and the European Union may be impacted by domestic conditions or by global political and economic conditions such as the recent sovereign debt crises experienced in several European countries. There are currently concerns regarding the action or inaction of the United States government relating to the federal debt ceiling, the federal deficit and government spending cuts. For example, the United States domestic economy may be negatively impacted if the Congress does not pass legislation in early 2013 to raise the federal debt ceiling or fails to reach agreement on government spending cuts relating to the “fiscal cliff” that was avoided at the end of 2012. Deterioration in economic conditions, a prolonged economic recovery, or a significant rise in inflation could cause personal bankruptcy filings to increase, and the ability of consumers to pay their debts could be adversely affected. This may in turn adversely impact our financial condition, results of operations, revenue and stock price. Deteriorating economic conditions or a prolonged recovery could also adversely impact businesses and governmental entities to which we provide fee-based services, which could reduce our fee income and cash flow and thereby adversely impact our financial condition, results of operations, and stock price. Other factors associated with the economy that could influence our performance include the financial stability of the lenders on our line of credit, our access to capital and credit, and financial factors affecting consumers.
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
If we are unable to purchase defaulted receivables from debt owners at appropriate prices, or one or more debt owners stop selling defaulted receivables to us, we could lose a potential source of cash flow and revenue, and our business may be harmed. The availability of receivables portfolios at prices which generate an appropriate return on our investment depends on a number of factors both within and outside of our control, including the following:

•	the continuation of high levels of consumer debt obligations;

•	sales of defaulted receivables portfolios by debt owners; and

•	competitive factors affecting potential purchasers and credit originators of receivables.
Moreover, there can be no assurance that our existing or potential clients will continue to sell their defaulted consumer receivables at recent levels or at all, or that we will be able to continue to offer competitive bids for defaulted consumer receivables portfolios. If we are unable to expand our business or adapt to changing market needs as well as our current or future competitors, we may experience reduced access to defaulted consumer receivables portfolios at appropriate prices and reduced profitability.
Because of the length of time involved in collecting defaulted consumer receivables on acquired portfolios and the variability in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner.
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
A portion of our collections depends on success in individual lawsuits. Additionally, in pursuing legal collections, we may be unable to obtain accurate and authentic account documents for accounts that we purchase, and despite our quality control measures, we cannot be certain that all of the documents we provide are error free.
A portion of our collections on accounts is achieved through the legal channel.  Accordingly, a percentage of our future collections is dependent on success in individual lawsuits, and a portion of those are dependent on the success of third party attorney firms.  In addition, when we collect accounts judicially, courts in certain jurisdictions require that a copy of certain account documents be attached to the pleadings in order to obtain a judgment against the account debtors.  If we are unable to produce accurate and authentic account documents, these courts will deny our claims.  We rely on the seller of accounts that we purchase to fulfill its contractual obligation, if applicable, to provide account documents to us in an accurate and timely fashion.  Additionally, we rely on our employees to produce accurate and authentic documents.  Our inability to obtain these documents from the seller, or our own errors in producing account documents, may negatively impact the liquidation rate on such accounts that are subject to judicial collections.  Additionally, our ability to collect non-judicially may be negatively impacted by state laws which require that certain types of account documentation be in our possession prior to the institution of any collection activities.
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
Various economic trends and potential changes to existing legislation may contribute to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings a debtor's assets may be sold to repay creditors, but because the defaulted consumer receivables we service are generally unsecured we often would not be able to collect on those receivables. We cannot ensure that our collections would not decline with an increase in personal bankruptcy filings or a change in bankruptcy regulations or practices. If our actual collection experience with respect to a defaulted bankrupt consumer receivables portfolio is significantly lower than we projected when we purchased the portfolio, our financial condition and results of operations could deteriorate.
Our ability to collect on portfolios of bankrupt consumer receivables may be impacted by changes in federal laws or changes in the administrative practices of the various bankruptcy courts.
We file claims in bankruptcy courts on consumer receivables in which consumers have filed for bankruptcy protection under available U.S. bankruptcy laws. We receive payments from the courts on consumer receivables which become bankrupt after we acquire them, and we also purchase accounts that are currently in bankruptcy proceedings. Our ability to collect on portfolios of bankrupt consumer receivables may be impacted by changes in federal laws or changes in administrative practices of the various bankruptcy courts.
Our ability to collect and enforce our finance receivables may be limited under federal and state laws.
The businesses conducted by PRA's operating subsidiaries are subject to licensing and regulation by governmental and regulatory bodies in the many jurisdictions in which we operate and conduct our business. Federal and state laws may limit our ability to collect and enforce our defaulted consumer receivables regardless of any act or omission on our part.  Some laws and regulations applicable to credit issuers may preclude us from collecting on defaulted consumer receivables we purchase if the credit issuer previously failed to comply with applicable laws in generating or servicing those receivables.  Collection laws and regulations also directly apply to our business.  Such laws and regulations are extensive and subject to change. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on consumer credit receivables.  Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on our defaulted consumer receivables and may harm our business.  In addition, federal, state and local governmental bodies are considering, and may consider in the future, legislative proposals that would regulate the collection of our defaulted consumer receivables. Further, certain tax laws could negatively impact our ability to collect or cause us to incur additional expenses. Although we cannot predict if or how any future legislation would impact our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on our defaulted consumer receivables, which could reduce our profitability and harm our business.
Failure to comply with existing and new government regulation of the collections industry could result in penalties, fines, litigation, damage to our reputation or the suspension or termination of our ability to conduct our business.
The collections industry is governed by various U.S. federal, state and local laws and regulations, as well as by laws and regulations in the U.K. Many states regulate our business and require us to be a licensed debt collector. Our industry is also at times  investigated by regulators and offices of state attorneys general, which could lead to enforcement actions, fines and penalties, or the assertion of private claims and law suits against us. The Federal Trade Commission has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. If we fail to comply with applicable laws and regulations, such failure could result in penalties, litigation losses and expenses, damage to our reputation, or the suspension or termination of our ability to conduct collections, which would materially adversely affect our results of operations, financial condition and stock price. In addition, new federal and state or local laws or regulations or changes in the ways that existing rules or laws are interpreted or enforced could limit our activities in the future or significantly increase the cost of compliance. Furthermore, judges or regulatory bodies could interpret current rules or laws differently than the way we do, leading to such adverse consequences described above. The resolution of such matters may require considerable time and expense, and if not resolved in our favor, may result in fines or damages, and possibly result in an adverse effect on our financial condition.
Changes in governmental laws and regulations could increase our costs and liabilities or impact our operations.
Changes in laws and regulations or the manner in which they are interpreted or applied may alter our business environment. This could affect our results of operations or increase our liabilities. These negative impacts could result from changes in collection laws, laws related to credit reporting, laws related to consumer bankruptcy, accounting standards, taxation requirements, employment laws and communications laws, among others. For example, we know that federal and state governments are currently reviewing existing laws related to debt collection, in order to determine if any changes are needed. Additionally, in July 2010, the Dodd-Frank Act became law. The Dodd-Frank Act restructures the regulation and supervision of the financial services industry. The Dodd-Frank Act created a new independent regulator, the CFPB, with rulemaking, supervisory, and enforcement authority over larger consumer debt collectors, as a result of which, we may become subject to examination, the frequency and scope of which are unknown. The Dodd-Frank Act also provides for the CFPB to have the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive,” or “abusive,” and hence unlawful.  If we become subject to additional costs or liabilities in the future resulting from our supervision or examination by the CFPB, or by changes in, or additions to laws and regulations, that could adversely affect our results of operations and financial condition.
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
In 2012, we acquired MHH, a United Kingdom debt collection and purchase group, and we may expand our international operations in the future. We have limited operating experience in international markets. In addition to risks described elsewhere in this section, our international operations expose us to numerous risks and uncertainties, including the following:

•	Changes in local political, economic, social and labor conditions in the European Union, particularly in the United Kingdom,

•	Foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States,

•	Currency exchange rate fluctuations and our ability to manage these fluctuations through a foreign exchange risk management program,

•	Different employee/employer relationships, laws and regulations and existence of employment tribunals,

•	Laws and regulations imposed by foreign governments, including those relating to governing data security, sharing and transfer,

•	Potentially adverse tax consequences resulting from changes in tax laws in the foreign jurisdictions in which we operate; and

•	Logistical, communications and other challenges caused by distance and cultural differences, making it harder to do business in certain jurisdictions.
Any one of these factors could materially adversely affect our business, results of operations and financial condition.
Compliance with complex foreign and U.S. laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions.
Compliance with complex foreign and U.S. laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions. These laws and regulations include anti-corruption laws such as the Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act of 2010 and other local laws prohibiting corrupt payments to governmental officials, and those related to taxation. The FCPA, and similar antibribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The U.K. Bribery Act 2010 prohibits certain entities from making improper payments to governmental officials and to commercial entities. Violations of these laws and regulations could result in fines and penalties; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies.
Exchange rate fluctuations could adversely affect our results of operations and financial position.
Because we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. As a result, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net income. We may or may not implement a hedging program related to currency exchange rate fluctuations. Additionally, if implemented, such hedging programs could expose us to additional risks that could adversely affect our financial condition and results of operations.
Goodwill or other intangible asset impairment could negatively impact our net income and stockholders' equity.
Goodwill is not amortized, but is tested for impairment at the reporting unit level. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the recognition of goodwill impairment. These risks include, but are not limited to, adverse changes in macroeconomic conditions, the business climate, or the market for the entity's products or services; significant variances between actual and expected financial results; lowered expectations of future results; failure to realize anticipated synergies from acquisitions; a more likely-than-not expectation of selling or disposing all or a portion of a reporting unit; the loss of key personnel; a sustained decline in the Company's market capitalization; and an adverse action or assessment by a regulator.
Other intangible assets, such as client and customer relationships, non-compete agreements and trademarks, are amortized. Risks, such as those that could lead to the recognition of goodwill impairment, could also lead to the recognition of other intangible asset impairment.
The loss of customers in our fee-for-service businesses could negatively affect our operations.
Our fee-for-service customers, in general, may terminate their relationship with us on 30 to 90 days' prior notice. In the event a customer or customers terminate or significantly cut back any relationship with us, it could reduce our profitability and harm our business. Additionally, with respect to the acquisitions of our fee businesses a significant portion of the valuation of such business was attributed to existing client and customer relationships. Therefore, a loss of customers in these businesses could give rise to an impairment charge related to intangible assets specifically ascribed to existing client and customer relationships.
Our senior management team is important to our continued success and the loss of one or more members of senior management could negatively affect our operations.
The loss of the services of one or more of our key executive officers or key employees could disrupt our operations.  We have employment agreements with Steve Fredrickson, our president, chief executive officer and chairman of our board of directors, Kevin Stevenson, our executive vice president and chief financial and administrative officer, and several of our other senior executives.  The current agreements contain non-compete provisions that survive termination of employment.  However, these agreements do not and will not assure the continued services of these officers and we cannot ensure that the non-compete provisions will be enforceable. Our success depends on the continued service and performance of our key executive officers, and we cannot guarantee that we will be able to retain those individuals.
Our work force could become unionized in the future, which could adversely affect the stability of our operations and increase our costs.
Currently, none of our employees are represented by unions. However, our U.S. employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some or all of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could adversely affect the stability of our work force and increase our costs.
We experience high employee turnover rates and we may not be able to hire and retain enough sufficiently trained employees to support our operations.
The receivables management industry is very labor intensive and, similar to other companies in our industry, we typically experience a high rate of employee turnover.  We experience higher productivity with more seasoned collectors.  Our annual turnover rate for the past several years for collectors who complete our multi-week training program has ranged between 58% and 61%.  We compete for qualified personnel with companies in our industry and in other industries.  Our growth requires that we continually hire and train new collectors.  A higher turnover rate among our collectors will increase our recruiting and training costs and limit the number of experienced collection personnel available to service our Core defaulted consumer receivables.  If this were to occur, we would not be able to service our Core defaulted consumer receivables effectively and this would reduce our ability to continue our growth and operate profitably.
We may not be able to retain, renegotiate or replace our existing credit facility.
Our credit facility includes an aggregate principal amount available of $600.0 million which consists of a $200.0 variable rate term loan and a $400.0 million revolving facility that both mature on December 19, 2017. If we are unable to retain, renegotiate or replace our credit facility, our growth could be adversely affected, which could negatively impact liquidity, our business operations and the price of our common stock.
We may not be able to continue to satisfy the restrictive covenants in our debt agreements.
Our debt agreements impose a number of covenants, including restrictive covenants on how we operate our business. Failure to satisfy any one of these covenants could result in negative consequences including the following, each of which could have a material adverse effect on our liquidity and our ability to conduct business:

•	acceleration of outstanding indebtedness;

•	exercise by our lenders of rights with respect to the collateral pledged under certain of our outstanding indebtedness;

•	our inability to continue to purchase receivables needed to operate our business; or

•	our inability to secure alternative financing on favorable terms, if at all.
Changes in interest rates could increase our interest expense and reduce our net income. Our future hedging strategies may not be successful in mitigating our risks associated with changes in interest rates and could adversely affect our results of operations and financial condition, as could our failure to comply with hedge accounting principles and interpretations.
Our revolving credit facility bears interest at a variable rate. Increases in interest rates could increase our interest expense which would, in turn, lower our earnings. From time to time, we may enter into hedging transactions to mitigate our interest rate risk on a portion of our credit facility. Our hedging strategies rely on assumptions and projections. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates, we may experience volatility in our earnings that could adversely affect our results of operations and financial condition. We had no interest rate hedge contracts at December 31, 2012.
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
PRA is subject to taxes in the U.S. and the United Kingdom. PRA's future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. Any of these changes could have a material adverse effect on PRA's profitability. The determination of the worldwide provision for income taxes and other tax liabilities requires significant judgment. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
We file domestic income tax returns using the cost recovery method for tax revenue recognition as it relates to our debt purchasing business.  The Internal Revenue Service (“IRS”) has audited and issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006 and 2005. It has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction.  We have filed a petition in the United States Tax Court and believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that they will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary.  If we are unsuccessful in the United States Tax Court, we can appeal to the federal Circuit Court of Appeals.  If judicial appeals prove unsuccessful, we may ultimately be required to pay the related deferred taxes, any potential interest, and penalties, possibly requiring additional financing from other sources.  The deferred tax liability related to revenue recognition on our debt purchasing business is $190.1 million at December 31, 2012.  On June 30, 2011, we were notified by the IRS that the audit period was expanded to include the tax years ended December 31, 2009 and 2008. The statute of limitations for the 2010, 2009 and 2008 tax years has been extended to September 26, 2014.

Changes in the United States tax laws regarding earnings of our subsidiaries located outside the United States could materially affect our future results.
There have been proposals to change United States tax laws that would significantly impact how United States corporations are taxed on foreign earnings. We earn a portion of our income in foreign countries. Although we cannot predict whether or in what form any of these proposals might be enacted into law, if adopted they could have a material adverse impact on our liquidity, results of operations, financial condition and cash flows.

For financial reporting purposes, we utilize the interest method of revenue recognition for determining our income recognized on finance receivables, which is based on an analysis of projected cash flows that may prove to be less than anticipated and could lead to reductions in future revenues or the incurrence of allowance charges.
We utilize the interest method to determine income recognized on finance receivables under the guidance of Financial Accounting Standards Board Accounting Standards Codification 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Under this method, static pools of receivables we acquire are modeled upon their projected cash flows. A yield is then established which, when applied to the unamortized purchase price of the receivables, results in the recognition of income at a constant yield relative to the remaining balance in the pool. Each static pool is analyzed regularly to assess the actual performance compared to that expected by the model. Significant increases in actual or projected future cash flows are recognized prospectively, through an upward adjustment of the yield, over a pool's estimated remaining life. If a valuation allowance had been previously recognized for that pool, the allowance is reversed before recording any prospective yield adjustments. Any increase to the yield then becomes the new benchmark for future impairment testing for the pool. Under ASC 310-30, rather than lowering the estimated yield for significant decreases in actual or projected future cash flows, an allowance charge is recorded to reduce the carrying value of a pool to maintain the then current yield and is shown as a reduction in revenues in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. As a result, if the accuracy of the modeling process deteriorates or there is a significant decline in anticipated future cash flows, we could incur reductions in future revenues resulting from additional allowance charges, which could reduce our profitability in a given period and negatively impact our stock price.
Our loss contingency accruals may not be adequate to cover actual losses.
We are involved in judicial, regulatory, and arbitration proceedings or investigations concerning matters arising from our business activities. Although we believe we have meritorious defenses in all material litigation pending against us, there can be no assurance as to the ultimate outcome. We establish accruals for potential liability arising from legal proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. An unfavorable resolution of a legal proceeding or claim could materially adversely impact our financial condition, results of operations, or cash flows. For more information, refer to the “Litigation” section of Note 16 (Commitments and Contingencies).
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
We rely on our systems, including our telecommunications and computers systems, and employees, and certain failures or disruptions could adversely affect the continuity of our business operations.
We may be subject to disruptions of our operating systems arising from events that are not entirely within our control. Those events may include, for example, terrorist attacks, war and the outcome of war and threats of attacks; computer viruses; electrical or telecommunications outages; natural disasters; computer hacking attacks; malicious employee acts; other intentional destructive human acts; and disease pandemics. We could be subject to both private and public legal actions if consumer information stored in our systems is lost or misappropriated, as we are subject to extensive laws and regulations concerning the use and safeguarding of this information. Any or all of these occurrences could have a material adverse effect on our results of operations, financial condition and stock price.
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
The occurrence of cyber incidents, or a deficiency in our cyber-security, could negatively impact our business by causing a disruption in our operations, a compromise or corruption of our confidential information or damage to our Company's image, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident are operational interruption, damage to our image, and private data exposure. We have implemented solutions, processes, and procedures to help mitigate this risk, but these measures, as well as our organization's increased awareness of our risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.
We serve markets that are highly competitive, and we may be unable to compete with businesses that may have greater resources than us.
We face competition in the markets we serve from new and existing providers of outsourced receivables management services, including other purchasers of defaulted consumer receivables portfolios, contingent fee businesses and debt owners that manage their own defaulted consumer receivables rather than outsourcing them. The receivables management industry is highly fragmented and competitive, consisting of thousands of consumer and commercial agencies, most of which compete in the contingent fee business.
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
From time to time there are negative news stories about our industry or company, especially with respect to alleged conduct in collecting debt from customers. Negative public opinion about our alleged or actual debt collection practices or about the debt collection industry, including those expressed via television, newspapers, radio, or social media such as blogs, websites or newsletters, could adversely impact our stock price and our ability to retain and attract customers and employees.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters and primary operations facility are located in Norfolk, Virginia. In addition, we have operational centers, all of which are leased except the facilities in Kansas and in Tennessee, in the following locations in the United States:
- Birmingham, Alabama                            - Jackson, Tennessee
- Conshohocken, Pennsylvania                        - Lake Forest, California
- Fresno, California                                - Las Vegas, Nevada, and
- Hampton, Virginia                                - Rosemont, Illinois.
- Hutchinson, Kansas
Our leased MHH subsidiary facility, which we acquired on January 16, 2012 is located in Kilmarnock, Scotland.
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
  No legal proceedings were commenced during the period covered by this report that the Company believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations and cash flows. Refer to Note 16 “Commitments and Contingencies” of our Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Price Range of Common Stock
The Company's common stock is traded on the NASDAQ Global Select Market under the symbol “PRAA.” The following table sets forth the high and low sales price for the Company's common stock, as reported by the NASDAQ Global Select Market, for the periods indicated.

2011	High	Low
Quarter ended March 31, 2011	$86.89	$68.29
Quarter ended June 30, 2011	$90.95	$77.64
Quarter ended September 30, 2011	$89.67	$56.76
Quarter ended December 31, 2011	$73.63	$58.29

2012	High	Low
Quarter ended March 31, 2012	$74.08	$60.12
Quarter ended June 30, 2012	$91.36	$64.90
Quarter ended September 30, 2012	$106.18	$80.19
Quarter ended December 31, 2012	$107.01	$91.89
As of February 7, 2013, there were 59 holders of record of the Company's common stock. Based on information provided by our transfer agent and registrar, we believe that there are approximately 30,340 beneficial owners of the Company's common stock as of January 18, 2013.
Stock Performance
The following graph compares from December 31, 2007 to December 31, 2012, the cumulative stockholder returns assuming an initial investment of $100 in the Company's common stock at the beginning of the period, the stocks comprising the NASDAQ Global Market Composite Index, the NASDAQ Market Index (U.S.) and the stocks comprising a peer group index consisting of six peers which includes Encore Capital Group, Inc., Asset Acceptance Capital Corp., Asta Funding, Inc., Compucredit Holdings Corporation, FTI Consulting Inc. and EPIQ Systems Inc. Any dividends paid during the five year period are assumed to be reinvested.

	As of December 31,
	2007	2008	2009	2010	2011	2012
Portfolio Recovery Associates, Inc.	$100	$85	$113	$190	$170	$269
NASDAQ Market Index (U.S.)	$100	$59	$85	$99	$99	$118
NASDAQ Global Market Composite Index	$100	$49	$71	$85	$73	$85
Custom Peer Group	$100	$67	$73	$69	$68	$66
The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of PRA’s common stock. PRA does not make or endorse any predictions as to its future stock performance.
Dividend Policy
Our board of directors sets our dividend policy. We do not currently pay regular dividends on our common stock and did not pay dividends in 2012 or 2011; however, our board of directors may determine in the future to declare or pay dividends on our common stock. Under the terms of our credit facility, cash dividends may not exceed $20 million in any fiscal year without the consent of our lenders. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may consider relevant.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans see Note 12 "Share-Based Compensation" of our Consolidated Financial Statements.
Share Repurchase Program
On February 2, 2012, the Company's board of directors authorized a share repurchase program to purchase up to $100,000,000 of the Company's outstanding shares of common stock on the open market. The following table provides information about the Company's common stock purchased during the fourth quarter of 2012.

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Remaining Purchase Price for Share Repurchases Under the Plan
November 30, 2012	100	$93.02	$77,264,947

Total	100	$93.02	$77,264,947

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section below, the audited consolidated financial statements and the notes to the audited consolidated financial statements.

	Years Ended December 31,
	2012	2011	2010	2009	2008
INCOME STATEMENT DATA:
(In thousands, except per share data)
Revenues:
Income recognized on finance receivables, net	$530,635	$401,895	$309,680	$215,612	$206,486
Fee income	62,166	57,040	63,026	65,479	56,789
Total revenues	592,801	458,935	372,706	281,091	263,275
Operating expenses:
Compensation and employee services	168,356	138,202	124,077	106,388	88,073
Legal collection fees	34,393	23,621	17,599	14,872	20,610
Legal collection costs	72,325	38,659	31,330	16,462	16,194
Agent fees	5,906	7,653	12,012	15,644	16,065
Outside fees and services	28,867	19,310	12,554	9,570	8,883
Communications	29,110	23,372	17,226	14,773	10,304
Rent and occupancy	6,781	5,891	5,313	4,761	3,908
Depreciation and amortization	14,515	12,943	12,437	9,213	7,424
Other operating expenses	16,484	12,416	10,296	8,799	6,977
Total operating expenses	376,737	282,067	242,844	200,482	178,438
Gain on sale of property	—	1,157	—	—	—
Income from operations	216,064	178,025	129,862	80,609	84,837
Interest income	10	7	65	3	60
Interest expense	(9,041)	(10,569)	(9,052)	(7,909)	(11,151)
Income before income taxes	207,033	167,463	120,875	72,703	73,746
Provision for income taxes	80,934	66,319	47,004	28,397	28,384
Net income	$126,099	$101,144	$73,871	$44,306	$45,362
Adjustment for net loss/(income) attributable to redeemable noncontrolling interest	494	(353)	(417)	—	—
Net income attributable to Portfolio Recovery Associates, Inc.	$126,593	$100,791	$73,454	$44,306	$45,362
Net income per share attributable to Portfolio Recovery Associates, Inc:
Basic	$7.45	$5.89	$4.37	$2.87	$2.98
Diluted	$7.39	$5.85	$4.35	$2.87	$2.97
Weighted average number of shares outstanding:
Basic	16,997	17,110	16,820	15,420	15,229
Diluted	17,123	17,230	16,885	15,454	15,292
OPERATING AND OTHER FINANCIAL DATA:
(Dollars in thousands)
Cash receipts	$970,852	$762,530	$592,368	$433,482	$383,488
Operating expenses to cash receipts	39%	37%	41%	46%	47%
Return on equity (1)	20%	19%	17%	14%	17%
Acquisitions of finance receivables, at cost (2)	$538,501	$408,408	$367,443	$288,889	$280,336
Acquisitions of finance receivables, at face value (2)	$6,153,987	$9,792,356	$6,804,952	$8,109,694	$4,588,234
Employees at period end	3,221	2,641	2,473	2,213	2,032

(1)	Calculated by dividing net income for each year by average monthly stockholders’ equity for the same year.

(2)
Represents cash paid for finance receivables. It does not include certain capitalized costs or buybacks. It also does not include the finance receivables acquired as part of the initial acquisition of MHH.

Below are listed certain key balance sheet data for the periods presented:

	As of December 31,
	2012	2011	2010	2009	2008
(Dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$32,687	$26,697	$41,094	$20,265	$13,901
Finance receivables, net	1,078,951	926,734	831,330	693,462	563,830
Total assets	1,288,956	1,071,123	995,908	794,433	657,840
Long-term debt	200,542	1,246	2,396	1,499	—
Total debt, including obligations under capital lease and line of credit	327,542	221,246	320,396	320,799	268,305
Total stockholders’ equity	708,427	595,488	490,516	335,480	283,863
Below are listed the quarterly consolidated income statements for the years ended December 31, 2012 and 2011:

	For the Quarter Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
(In thousands, except per share data)
INCOME STATEMENT DATA:
Revenues:
Income recognized on finance receivables, net	$138,068	$135,754	$132,587	$124,226	$102,743	$102,875	$100,303	$95,974
Fee income	16,183	14,765	15,298	15,920	15,344	11,401	14,492	15,803
Total revenues	154,251	150,519	147,885	140,146	118,087	114,276	114,795	111,777
Operating expenses:
Compensation and employee services	44,849	41,334	42,479	39,694	35,759	33,475	34,815	34,153
Legal collection fees	9,153	8,635	8,988	7,617	5,940	5,962	5,970	5,749
Legal collection costs	14,619	15,810	18,227	23,669	9,711	9,731	9,879	9,338
Agent fees	1,411	1,545	1,323	1,627	1,647	1,643	1,724	2,639
Outside fees and services	7,292	10,131	5,584	5,860	5,608	6,222	4,066	3,414
Communications	7,073	6,777	7,007	8,253	5,488	5,865	5,706	6,313
Rent and occupancy	1,728	1,786	1,656	1,611	1,538	1,517	1,438	1,398
Depreciation and amortization	3,681	3,623	3,555	3,656	3,188	3,223	3,316	3,216
Other operating expenses	4,456	3,820	4,470	3,738	3,255	2,808	3,501	2,852
Total operating expenses	94,262	93,461	93,289	95,725	72,134	70,446	70,415	69,072
Gain on sale of property	—	—	—	—	—	—	1,157	—
Income from operations	59,989	57,058	54,596	44,421	45,953	43,830	45,537	42,705
Interest income	2	—	7	1	—	7	—	—
Interest expense	(1,818)	(2,189)	(2,381)	(2,653)	(2,512)	(2,555)	(2,635)	(2,867)
Income before income taxes	58,173	54,869	52,222	41,769	43,441	41,282	42,902	39,838
Provision for income taxes	22,441	21,742	20,171	16,580	16,775	16,089	17,326	16,129
Net income	35,732	33,127	32,051	25,189	26,666	25,193	25,576	23,709
Adjustment for net loss/(income) attributable to redeemable noncontrolling interest	70	187	(36)	273	(76)	313	(2)	(588)
Net income attributable to Portfolio Recovery Associates, Inc.	$35,802	$33,314	$32,015	$25,462	$26,590	$25,506	$25,574	$23,121
Net income per share attributable to Portfolio Recovery Associates, Inc:
Basic	$2.12	$1.97	$1.88	$1.48	$1.55	$1.49	$1.49	$1.35
Diluted	$2.10	$1.96	$1.87	$1.47	$1.54	$1.48	$1.48	$1.34
Weighted average number of shares outstanding:
Basic	16,883	16,881	17,027	17,196	17,121	17,117	17,108	17,092
Diluted	17,072	17,022	17,133	17,267	17,269	17,228	17,225	17,199

Below are listed the quarterly consolidated balance sheets for the years ended December 31, 2012 and 2011:

	Quarter Ended as of:
(Dollars in thousands)	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
BALANCE SHEET DATA:
Assets
Cash and cash equivalents	$32,687	$31,488	$42,621	$28,068	$26,697	$30,035	$25,481	$35,443
Finance receivables, net	1,078,951	973,594	966,508	945,242	926,734	919,478	879,515	866,992
Accounts receivable, net	10,486	8,417	8,580	9,107	7,862	6,462	6,683	7,369
Property and equipment, net	25,312	25,506	26,016	26,369	25,727	22,975	23,810	24,469
Goodwill	109,488	100,456	99,384	97,480	61,678	61,678	61,678	61,678
Intangible assets, net	20,364	21,167	22,364	27,179	14,596	14,748	15,965	17,215
Other assets	11,668	9,070	8,265	8,581	7,829	8,728	8,485	6,933
Total assets	$1,288,956	$1,169,698	$1,173,738	$1,142,026	$1,071,123	$1,064,104	$1,021,617	$1,020,099
Liabilities and Equity
Liabilities
Accounts payable	$12,155	$10,234	$10,508	$10,915	$7,439	$5,148	$5,326	$7,498
Accrued expenses	18,953	11,197	6,859	7,852	6,076	5,856	4,389	2,620
Income taxes payable	3,125	7,359	8,468	16,688	13,109	2,651	2,877	1,577
Accrued compensation	12,804	13,241	11,588	6,854	16,036	11,409	10,563	6,300
Net deferred tax liability	185,277	186,506	190,639	194,286	193,898	192,298	188,142	179,043
Line of credit	127,000	250,000	292,000	265,000	220,000	260,000	250,000	290,000
Long-term debt	200,542	674	849	936	1,246	1,553	1,856	2,098
Total liabilities	559,856	479,211	520,911	502,531	457,804	478,915	463,153	489,136
Redeemable noncontrolling interest	20,673	19,998	19,381	18,783	17,831	16,884	16,068	15,253
Stockholders’ equity
Common stock	169	169	169	172	171	171	171	171
Additional paid in capital	151,216	149,818	147,881	166,133	167,719	167,126	166,723	165,611
Retained earnings	554,191	518,389	485,075	453,060	427,598	401,008	375,502	349,928
Accumulated other comprehensive income	2,851	2,113	321	1,347	—	—	—	—
Total stockholders’ equity	708,427	670,489	633,446	620,712	595,488	568,305	542,396	515,710
Total liabilities and equity	$1,288,956	$1,169,698	$1,173,738	$1,142,026	$1,071,123	$1,064,104	$1,021,617	$1,020,099

Below are certain key financial data and ratios as of and for the years ended December 31, 2012, 2011 and 2010:
FINANCIAL HIGHLIGHTS

	2012	2011	2010
EARNINGS (in thousands)
Income recognized on finance receivables, net	$530,635	$401,895	$309,680
Fee income	62,166	57,040	63,026
Total revenues	592,801	458,935	372,706
Operating expenses	376,737	282,067	242,844
Income from operations	216,064	178,025	129,862
Net interest expense	9,031	10,562	8,987
Net income	126,099	101,144	73,871
Net income attributable to Portfolio Recovery Associates, Inc.	126,593	100,791	73,454
PERIOD-END BALANCES (in thousands)
Cash and cash equivalents	$32,687	$26,697	$41,094
Finance receivables, net	1,078,951	926,734	831,330
Goodwill and intangible assets, net	129,852	76,274	80,144
Total assets	1,288,956	1,071,123	995,908
Line of credit and long-term debt	327,542	221,246	302,396
Total liabilities	559,856	457,804	490,943
Total equity	708,427	595,488	490,516
FINANCE RECEIVABLE COLLECTIONS (dollars in thousands)
Cash collections	$908,684	$705,490	$529,342
Principal amortization without allowance charges	371,497	293,431	194,510
Principal amortization with allowance charges	378,049	303,595	219,662
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	41.6%	43.0%	41.5%
Excluding fully amortized pools	43.0%	45.4%	44.8%
ALLOWANCE FOR FINANCE RECEIVABLES (dollars in thousands)
Balance at period-end	$93,123	$86,571	$76,407
Allowance charge	6,552	10,164	25,152
Allowance charge to period-end net finance receivables	0.61%	1.10%	3.03%
Allowance charge to net finance receivable income	1.23%	2.53%	8.12%
Allowance charge to cash collections	0.72%	1.44%	4.75%
PURCHASES OF FINANCE RECEIVABLES (1) (dollars in thousands)
Purchase price—core	$259,795	$213,389	$149,998
Face value—core	3,581,246	7,900,762	3,424,313
Purchase price—bankruptcy	262,630	195,019	217,445
Face value—bankruptcy	2,104,977	1,891,595	3,380,639
Purchase price—total	522,425	408,408	367,443
Face value—total	5,686,223	9,792,356	6,804,952
Number of portfolios—total	376	333	305
ESTIMATED REMAINING COLLECTIONS (1) (in thousands)
Estimated remaining collections—core	$1,387,711	$1,159,086	$974,108
Estimated remaining collections—bankruptcy	905,136	794,262	749,410
Estimated remaining collections—total	2,292,847	1,953,348	1,723,518
SHARE DATA (share amounts in thousands)
Net income per common share—diluted	$7.39	$5.85	$4.35
Weighted average number of shares outstanding—diluted	17,123	17,230	16,885
Shares repurchased	331	—	—
Average price paid per share repurchased (including acquisition costs)	$68.57	—	—
Closing market price	$106.86	$67.52	$75.20
RATIOS AND OTHER DATA (dollars in thousands)
Return on average equity (2)	19.6%	18.5%	16.6%
Return on revenue (3)	21.3%	22.0%	19.8%
Operating margin (4)	36.4%	38.8%	34.8%
Operating expense to cash receipts (5)	38.8%	37.0%	41.0%
Debt to equity (6)	46.3%	37.2%	61.6%
Number of employees	3,221	2,641	2,473
Cash receipts (5)	$970,852	$762,530	$592,368
Line of credit—unused portion at period end	273,000	187,500	107,500
(1) Domestic portfolio only.
(2) Calculated as net income divided by average equity for the year.
(3) Calculated as net income divided by total revenues.
(4) Calculated as income from operations divided by total revenues.
(5) "Cash receipts" is defined as cash collections plus fee income.
(6) For purposes of this ratio, "debt" equals the line of credit balance plus long-term debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
PRA is a financial and business services company. Our primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. We also service receivables on behalf of clients on either a commission or transaction-fee basis as well as providing class action claims settlement recovery services and related payment processing to our corporate clients.
PRA is headquartered in Norfolk, Virginia, and employs approximately 3,200 people. The shares of PRA are traded on the NASDAQ Global Select Market under the symbol “PRAA.”
On January 16, 2012, we acquired 100% of the equity interest in MHH, a United Kingdom debt collection and purchase group. Based in Kilmarnock, Scotland, MHH employs approximately 176 people and offers outsourced and contingent consumer debt recovery on behalf of banks, credit providers and debt purchasers, as well as distressed and dormant niche portfolio purchasing.
On December 21, 2012, we acquired certain assets of National Capital Management, LLC ("NCM"), a bankruptcy debt buying and claims processing business. These assets include secured and unsecured consumer bankruptcy accounts and operating assets associated with the underwriting and collection of secured bankruptcy claims. The transaction also included the hiring of approximately 25 employees.
Earnings Summary
For the year ended December 31, 2012, net income attributable to PRA was $126.6 million, or $7.39 per diluted share, compared with $100.8 million, or $5.85 per diluted share, for the year ended December 31, 2011. Total revenues were $592.8 million for the year ended December 31, 2012, up 29.2% from the same year ago period. Revenues during the year ended December 31, 2012 consisted of $530.6 million in income recognized on finance receivables, net of allowance charges, and $62.2 million in fee income. Income recognized on finance receivables, net of allowance charges, for the year ended December 31, 2012 increased $128.7 million, or 32.0%, over 2011, primarily as a result of a significant increase in cash collections. Cash collections were $908.7 million during the year ended December 31, 2012, up 28.8% over $705.5 million in the year ended December 31, 2011. During the year ended December 31, 2012, PRA recorded $6.6 million in net allowance charges, compared with $10.2 million in the year ended December 31, 2011. Our performance has been positively impacted by operational efficiencies surrounding the cash collections process, including the continued refinement of account scoring analytics as it relates to both legal and non-legal collection channels. Additionally, we have continued to develop our internal legal collection staff resources, which enables us to place accounts into that channel that otherwise would have been prohibitively expensive for legal action and to collect these accounts more efficiently and profitably.
Fee income increased from $57.0 million for the year ended December 31, 2011 to $62.2 million in 2012, primarily due to the acquisition of MHH in the first quarter of 2012. This increase was partially offset by declines in revenue generated by both our PLS business and CCB. The decline from PLS is due primarily to the adverse impact of the economic slowdown on automobile financing and related collateral recovery activities. The decline from CCB is due primarily to larger distributions of class action settlements in the year ended December 31, 2011 as compared to the year ended December 31, 2012.
A summary of how our revenue was generated during the year ended December 31, 2012, 2011 and 2010 is as follows:

(in thousands)	2012	2011	2010
Cash collections	$908,684	$705,490	$529,342
Principal amortization	(371,497)	(293,431)	(194,510)
Net allowance charges	(6,552)	(10,164)	(25,152)
Income recognized on finance receivables, net	530,635	401,895	309,680
Fee income	62,166	57,040	63,026
Total revenues	$592,801	$458,935	$372,706
Operating expenses were $376.7 million for the year ended December, 31, 2012, up 33.5% as compared to the year ended December 31, 2011, due primarily to increases in compensation expense, legal collection costs, legal collection fees and outside fees and services. Compensation expense increased primarily as a result of larger staff sizes, including the acquisition of MHH on January 16, 2012, as well as an increase in share-based compensation expense. Compensation and employee services expenses increased as total employees grew 22.0% to 3,221 as of December 31, 2012 from 2,641 as of December 31, 2011. Legal collection costs were $72.3 million for the year ended December 31, 2012 compared to $38.7 million for the year ended December 31, 2011, an increase of $33.6 million or 86.8%.  This increase was the result of an increased portfolio size as well as a refinement of our internal scoring methodology that expanded our account selections for legal action.  This strategy to expand the accounts brought into the legal collection process resulted in significant initial expenses, which may drive additional future cash collections and revenue. Legal collection fees increased from $23.6 million for the year ended December 31, 2011 to $34.4 million for the year ended December 31, 2012, an increase of $10.8 million or 45.8%.  This increase was the result of an increase in cash collections from outside attorneys from $106.3 million in the year ended December 31, 2011 to $157.8 million for the year ended December 31, 2012, an increase of $51.5 million or 48.4%. Outside fees and services increased primarily as a result of legal related expenses as well as increases in costs related to software development.
Results of Operations
The results of operations include the financial results of PRA and all of our subsidiaries, all of which are in the receivables management business. Under the guidance of the FASB ASC Topic 280 “Segment Reporting” (“ASC 280”), we have determined that we have several operating segments that meet the aggregation criteria of ASC 280, and therefore, we have one reportable segment, accounts receivables management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.
The following table sets forth certain operating data as a percentage of total revenues for the years indicated:

	2012		2011		2010
Revenues:
Income recognized on finance receivables, net	$530,635	89.5%	$401,895	87.6%	$309,680	83.1%
Fee income	62,166	10.5	57,040	12.4	63,026	16.9
Total revenues	592,801	100.0	458,935	100.0	372,706	100.0
Operating expenses:
Compensation and employee services	168,356	28.4	138,202	30.1	124,077	33.3
Legal collection fees	34,393	5.8	23,621	5.1	17,599	4.7
Legal collection costs	72,325	12.2	38,659	8.4	31,330	8.4
Agent fees	5,906	1.0	7,653	1.7	12,012	3.2
Outside fees and services	28,867	4.9	19,310	4.2	12,554	3.4
Communications	29,110	4.9	23,372	5.1	17,226	4.6
Rent and occupancy	6,781	1.1	5,891	1.3	5,313	1.4
Depreciation and amortization	14,515	2.4	12,943	2.8	12,437	3.3
Other operating expenses	16,484	2.8	12,416	2.7	10,296	2.8
Total operating expenses	376,737	63.5	282,067	61.4	242,844	65.2
Gain on sale of property	—	—	1,157	0.3	—	0.0
Income from operations	216,064	36.4	178,025	38.9	129,862	34.8
Interest income	10	0.0	7	0.0	65	0.0
Interest expense	(9,041)	(1.5)	(10,569)	(2.3)	(9,052)	(2.4)
Income before income taxes	207,033	34.9	167,463	36.6	120,875	32.4
Provision for income taxes	80,934	13.7	66,319	14.5	47,004	12.6
Net income	$126,099	21.3%	$101,144	22.1%	$73,870	19.8%
Adjustment for net loss/(income) attributable to redeemable noncontrolling interest	494	0.1	(353)	(0.1)	(417)	(0.1)
Net income attributable to Portfolio Recovery Associates, Inc.	$126,593	21.4%	$100,791	22.0%	$73,454	19.7%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenues
Total revenues were $592.8 million for the year ended December 31, 2012, an increase of $133.9 million or 29.2% compared to total revenues of $458.9 million for the year ended December 31, 2011.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net, was $530.6 million for the year ended December 31, 2012, an increase of $128.7 million or 32.0% compared to income recognized on finance receivables, net, of $401.9 million for the year ended December 31, 2011. The increase was primarily due to an increase in cash collections on our owned finance receivables to $908.7 million for the year ended December 31, 2012 compared to $705.5 million for the year ended December 31, 2011, an increase of $203.2 million or 28.8%. Our finance receivables amortization rate, including net allowance charges, was 41.6% for the year ended December 31, 2012 compared to 43.0% for the year ended December 31, 2011. During the year ended December 31, 2012, excluding the initial investment in the MHH portfolio, we acquired finance receivables portfolios with an aggregate face value amount of $6.2 billion at a cost of $538.5 million. During the year ended December 31, 2011, we acquired finance receivable portfolios with an aggregate face value of $9.8 billion at a cost of $408.4 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period's buying.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the year ended December 31, 2012, we recorded net allowance charges of $6.6 million, $8.6 million of which related to purchased bankruptcy portfolios acquired mainly in 2007 and 2008, offset by a net reversal of $2.0 million on Core portfolios. For the year ended December 31, 2011, we recorded net allowance charges of $10.2 million, $6.6 million of which related to Core portfolios acquired mainly in 2005 through 2008 and $3.6 million of which related to purchased bankruptcy portfolios acquired mainly in 2007 through 2008. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (relating to the collection and movement of accounts on both our collection floor and external channels), and decreases in productivity related to turnover of our collection staff.
Fee Income
Fee income was $62.2 million for the year ended December 31, 2012, an increase of $5.2 million or 9.1% compared to fee income of $57.0 million for the year ended December 31, 2011. Fee income increased primarily due to the acquisition of MHH in the first quarter of 2012. This increase was partially offset by declines in revenue generated by both our PLS and CCB businesses. The decline from PLS is due primarily to the adverse impact of the economic slowdown on automobile financing and related collateral recovery activities. The decline from CCB is due primarily to larger distributions of class action settlements in the year ended December 31, 2011 as compared to the year ended December 31, 2012. We anticipate, based on available data on hand at December 31, 2012, that CCB's fee income should increase in 2013. In particular, we believe there will likely be one large class action settlement which could generate approximately $4.0 to $6.0 million or more in fee income.
Operating Expenses
Total operating expenses were $376.7 million for the year ended December 31, 2012, an increase of $94.6 million or 33.5% compared to total operating expenses of $282.1 million for the year ended December 31, 2011. Total operating expenses were 38.8% of cash receipts for the year ended December 31, 2012 compared with 37.0% for the year ended December 31, 2011.

Compensation and Employee Services
Compensation and employee service expenses were $168.4 million for the year ended December 31, 2012, an increase of $30.2 million or 21.9% compared to compensation and employee service expenses of $138.2 million for the year ended December 31, 2011. Compensation expense increased primarily as a result of larger staff sizes, including the addition of new employees as a result of the acquisition of MHH on January 16, 2012, as well as an increase in share-based compensation expense. Total employees grew 22.0% to 3,221 as of December 31, 2012 from 2,641 as of December 31, 2011. Additionally, existing employees received normal salary increases. Compensation and employee service expenses as a percentage of cash receipts decreased to 17.3% for the year ended December 31, 2012 from 18.1% of cash receipts for the year ended December 31, 2011.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party attorney network. Legal collection fees were $34.4 million for the year ended December 31, 2012, an increase of $10.8 million, or 45.8%, compared to legal collection fees of $23.6 million for the year ended December 31, 2011. This increase was the result of an increase in our external legal collections which increased $51.5 million or 48.4%, from $106.3 million for the year ended December 31, 2011 to $157.8 million for the year ended December 31, 2012. Legal collection fees for the year ended December 31, 2012 were 3.5% of cash receipts, compared to 3.1% for the year ended December 31, 2011.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents paid to sellers of defaulted consumer receivables. Legal collection costs were $72.3 million for the year ended December 31, 2012, an increase of $33.6 million, or 86.8%, compared to legal collection costs of $38.7 million for the year ended December 31, 2011. This increase was the result of an increased portfolio size as well as a refinement of our internal scoring methodology that expanded our account selections for legal action.  This strategy to expand the accounts brought into the legal collection process resulted in significant initial expenses, which may drive additional future cash collections and revenue. These legal collection costs represent 7.4% and 5.1% of cash receipts for the years ended December 31, 2012 and 2011, respectively.
Agent Fees
Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $5.9 million for the year ended December 31, 2012, a decrease of $1.8 million, or 23.4%, compared to agent fees of $7.7 million for the year ended December 31, 2011. The decrease was mainly due to reduced business activity associated with PLS.
Outside Fees and Services
Outside fees and services expenses were $28.9 million for the year ended December 31, 2012, an increase of $9.6 million or 49.7% compared to outside legal and other fees and services expenses of $19.3 million for the year ended December 31, 2011. Of the $9.6 million increase, $8.1 million was attributable to an increase in legal reserve accruals and corporate legal expenses and the remaining $1.5 million increase was attributable to other outside fees and services including increases in non-capitalized software development costs.
Communications
Communications expenses were $29.1 million for the year ended December 31, 2012, an increase of $5.7 million or 24.4% compared to communications expenses of $23.4 million for the year ended December 31, 2011. The increase was primarily due to additional postage expense resulting from an increase in special letter campaigns. The remaining increase was mainly attributable to telephone expenses incurred by MHH. Expenses related to customer mailings were responsible for 84.2% or $4.8 million of this increase, while the remaining 15.8% or $0.9 million was attributable to increased telephone and telecommunication related expenses.
Rent and Occupancy
Rent and occupancy expenses were $6.8 million for the year ended December 31, 2012, an increase of $0.9 million or 15.3% compared to rent and occupancy expenses of $5.9 million for the year ended December 31, 2011. The increase was primarily due to the additional space leased for our Birmingham call center operations, the addition of our MHH foreign operations as well as increased utility charges.
Depreciation and Amortization
Depreciation and amortization expenses were $14.5 million for the year ended December 31, 2012, an increase of $1.6 million or 12.4% compared to depreciation and amortization expenses of $12.9 million for the year ended December 31, 2011. The increase was primarily due to the additional depreciation and amortization expense incurred as a result of the acquisition of MHH and its related property, equipment and intangible assets.
Other Operating Expenses
Other operating expenses were $16.5 million for the year ended December 31, 2012, an increase of $4.1 million or 33.1% compared to other operating expenses of $12.4 million for the year ended December 31, 2011. Of the $4.1 million increase, $0.9 million was due to an increase in the provision for doubtful accounts, $0.8 million was due to an increase in travel and travel related expenses, $0.4 million was primarily attributable to additional taxes, fees and licenses, $0.5 million was due to an increase in repairs and maintenance and $0.4 million was due to increased insurance expenses, when compared to the year ended December 31, 2011. None of the remaining $1.1 million increase was attributable to any significant identifiable items.
Gain on Sale of Property
Gain on sale of property was $0 for the year ended December 31, 2012, compared to $1.2 million for the year ended December 31, 2011. The 2011 amount was the result of the sale of a parcel of land adjacent to our Norfolk headquarters during 2011.
Interest Expense
Interest expense was $9.0 million for the year ended December 31, 2012, a decrease of $1.6 million or 15.1% compared to interest expense of $10.6 million for the year ended December 31, 2011. The decrease was mainly due to a decrease in our weighted average interest rate which decreased to 3.27% for the year ended December 31, 2012 from 3.71% for the year ended December 31, 2011, as well as a decrease in our average borrowings to $258.0 million for the year ended December 31, 2012 compared to $263.2 million for the year ended December 31, 2011.
Provision for Income Taxes
Income tax expense was $80.9 million for the year ended December 31, 2012, an increase of $14.6 million or 22.0% compared to income tax expense of $66.3 million for the year ended December 31, 2011. The increase was mainly due to an increase of 23.6% in income before taxes for the year ended December 31, 2012 when compared to the year ended December 31, 2011. This was partially offset by a decrease in the effective tax rate to 39.1% for the year ended December 31, 2012 compared to 39.6% for the year ended December 31, 2011. The decrease in the effective tax rate is primarily attributable to the tax benefits created by our international operations.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Revenues
Total revenues were $458.9 million for the year ended December 31, 2011, an increase of $86.2 million or 23.1% compared to total revenues of $372.7 million for the year ended December 31, 2010.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $401.9 million for the year ended December 31, 2011, an increase of $92.2 million or 29.8% compared to income recognized on finance receivables, net of $309.7 million for the year ended December 31, 2010. The increase was primarily due to an increase in cash collections on our owned finance receivables to $705.5 million for the year ended December 31, 2011 compared to $529.3 million for the year ended December 31, 2010, an increase of $176.2 million or 33.3%. Our finance receivables amortization rate, including net allowance charges, was 43.0% for the year ended December 31, 2011 compared to 41.5% for the year ended December 31, 2010. During the year ended December 31, 2011, we acquired finance receivables portfolios with an aggregate face value amount of $9.8 billion at a cost of $408.4 million. During the year ended December 31, 2010, we acquired finance receivable portfolios with an aggregate face value of $6.8 billion at a cost of $367.4 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period’s buying.
Income recognized on finance receivables, net is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the year ended December 31, 2011, we recorded net allowance charges of $10.2 million, $6.6 million of which related to core portfolios acquired mainly in 2005 through 2008 and $3.6 million of which related to purchased bankruptcy portfolios acquired mainly in 2007 through 2008. For the year ended December 31, 2010, we recorded net allowance charges of $25.2 million, the majority of which related to non-bankruptcy portfolios acquired in 2005 through 2007. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relate to the collection and movement of accounts on both our collection floor and external channels), as well as decreases in productivity related to turnover and tenure of our collection staff.
Fee Income
Fee income was $57.0 million for the year ended December 31, 2011, a decrease of $6.0 million or 9.5% compared to fee income of $63.0 million for the year ended December 31, 2010. Fee income declined as a result of a decrease in revenue generated by our PLS fee-for-service business, which was partially offset by an increase in revenue generated by our PRA GS government processing and collection business. The decline at PLS was due primarily to a decrease in volume related to a continued decline in automobile financing activity nationwide.
Operating Expenses
Total operating expenses were $282.1 million for the year ended December 31, 2011, an increase of $39.3 million or 16.2% compared to total operating expenses of $242.8 million for the year ended December 31, 2010. Total operating expenses were 37.0% of cash receipts for the year ended December 31, 2011 compared with 41.0% for the year ended December 31, 2010.
Compensation and Employee Services
Compensation and employee service expenses was $138.2 million for the year ended December 31, 2011, an increase of $14.1 million or 11.4% compared to compensation and employee service expenses of $124.1 million for the year ended December 31, 2010. This increase was mainly due to an overall increase in our owned portfolio collection staff as well as an increase in share-based compensation expense. Total employees grew 6.8% to 2,641 as of December 31, 2011 from 2,473 as of December 31, 2010. Additionally, existing employees received normal salary increases. Compensation and employee service expenses as a percentage of cash receipts decreased to 18.1% for the year ended December 31, 2011 from 21.0% of cash receipts for the year ended December 31, 2010.
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
Legal Collection Costs
Legal collection costs are costs paid to courts where a lawsuit is filed. It also includes the cost of documents paid to sellers of defaulted consumer receivables. Legal collection costs were $38.7 million for the year ended December 31, 2011, an increase of $7.4 million, or 23.6%, compared to legal collection costs of $31.3 million for the year ended December 31, 2010. The increase was attributable to an increase in legal collection costs resulting from accounts referred to both our in-house attorneys and outside independent contingent fee attorneys due to portfolio growth and the refinement of our internal scoring methodology that expanded our account selections for legal action. In addition, the growth in the size of our owned debt portfolios resulted in additional document costs related to the filing of more lawsuits. These legal collection costs represent 4.6% and 4.9% of cash receipts for the years ended December 31, 2011 and 2010, respectively.
Agent Fees
Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $7.7 million for the year ended December 31, 2011, a decrease of $4.3 million, or 35.8%, compared to agent fees of $12.0 million for the year ended December 31, 2010. The decrease was mainly due to a decline in agent fees related to reduced business activity associated with PLS.

Outside Fees and Services
Outside fees and service expenses were $19.3 million for the year ended December 31, 2011, an increase of $6.7 million or 53.2% compared to outside fees and service expenses of $12.6 million for the year ended December 31, 2010. Of the $6.7 million increase, $4.5 million was attributable to an increase in our corporate legal expenses while the remaining $2.2 million increase was due to increases in other outside fees and services and accounting fees.
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
The purchase price multiples (the ratio of total estimated collections to purchase price) from 2005 through 2012 described in the tables below are lower than multiples in previous years. For the purchase years 2005-2008, this trend is primarily, but not entirely, related to increased pricing competition. When competition increases and/or supply decreases, pricing often becomes negatively impacted relative to expected collections, and yields tend to trend lower.  The opposite tends to occur when competition decreases and/or supply increases. The multiples associated with the purchase years 2009-2012 are additionally the result of pricing displacements that occurred as a result of the economic downturn. This phenomenon coupled with the relative newness of the portfolios as described below, results in lower multiples.
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

Domestic Portfolio Data – Life-to-Date
Entire Portfolio

		Inception through December 31, 2012					As of December 31, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Net Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,183	$7,060	$3,123	$—	$7,060	$—	$39	$10,222	332%
1997	7,685	25,422	17,318	8,104	—	17,318	—	168	25,590	333%
1998	11,089	37,178	26,192	10,986	—	26,192	—	404	37,582	339%
1999	18,898	68,872	49,697	19,175	—	49,697	—	1,075	69,947	370%
2000	25,020	115,316	90,120	25,196	—	90,120	—	2,492	117,808	471%
2001	33,481	173,568	139,216	34,352	—	139,216	—	3,518	177,086	529%
2002	42,325	195,044	152,719	42,325	—	152,719	—	6,321	201,365	476%
2003	61,448	259,874	198,426	61,448	—	198,426	—	12,485	272,359	443%
2004	59,176	193,754	135,778	57,976	1,200	134,578	—	11,257	205,011	346%
2005	143,168	301,186	180,002	121,184	13,688	166,314	8,298	14,681	315,867	221%
2006	107,674	199,716	123,726	75,990	22,515	101,211	9,170	15,278	214,994	200%
2007	258,397	449,362	247,160	202,202	22,875	224,285	33,314	58,574	507,936	197%
2008	275,165	430,738	243,565	187,173	32,845	210,720	55,112	91,374	522,112	190%
2009	281,456	599,137	391,142	207,995	—	391,142	73,461	252,549	851,686	303%
2010	358,143	539,508	318,917	220,591	—	318,917	137,577	402,726	942,234	263%
2011	394,198	318,030	179,319	138,711	—	179,319	255,488	556,211	874,241	222%
2012	518,333	74,289	47,982	26,307	—	47,982	492,013	863,694	937,983	181%
Total	$2,598,736	$3,991,177	$2,548,339	$1,442,838	$93,123	$2,455,216	$1,064,433	$2,292,846	$6,284,023	242%
Purchased Bankruptcy Portfolio

		Inception through December 31, 2012					As of December 31, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Net Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996- 2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2004	7,468	14,402	8,134	6,268	1,200	6,934	—	99	14,501	194%
2005	29,301	43,472	14,719	28,753	493	14,226	56	97	43,569	149%
2006	17,630	31,146	14,526	16,620	900	13,626	110	340	31,486	179%
2007	78,544	102,925	35,192	67,733	9,280	25,912	1,531	1,871	104,796	133%
2008	108,607	152,538	69,169	83,369	6,750	62,419	18,488	23,354	175,892	162%
2009	156,053	309,083	197,120	111,963	—	197,120	44,090	133,617	442,700	284%
2010	209,224	269,005	147,075	121,930	—	147,075	87,294	202,454	471,459	225%
2011	182,175	81,597	39,466	42,131	—	39,466	140,044	209,336	290,933	160%
2012	258,317	17,388	10,516	6,872	—	10,516	251,445	333,968	351,356	136%
Total	$1,047,319	$1,021,556	$535,917	$485,639	$18,623	$517,294	$543,058	$905,136	$1,926,692	184%

Core Portfolio

		Inception through December 31, 2012					As of December 31, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Net Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,183	$7,060	$3,123	$—	$7,060	$—	$39	$10,222	332%
1997	7,685	25,422	17,318	8,104	—	17,318	—	168	25,590	333%
1998	11,089	37,178	26,192	10,986	—	26,192	—	404	37,582	339%
1999	18,898	68,872	49,697	19,175	—	49,697	—	1,075	69,947	370%
2000	25,020	115,316	90,120	25,196	—	90,120	—	2,492	117,808	471%
2001	33,481	173,568	139,216	34,352	—	139,216	—	3,518	177,086	529%
2002	42,325	195,044	152,719	42,325	—	152,719	—	6,321	201,365	476%
2003	61,448	259,874	198,426	61,448	—	198,426	—	12,485	272,359	443%
2004	51,708	179,352	127,644	51,708	—	127,644	—	11,158	190,510	368%
2005	113,867	257,714	165,283	92,431	13,195	152,088	8,242	14,584	272,298	239%
2006	90,044	168,570	109,200	59,370	21,615	87,585	9,060	14,938	183,508	204%
2007	179,853	346,437	211,968	134,469	13,595	198,373	31,783	56,703	403,140	224%
2008	166,558	278,200	174,396	103,804	26,095	148,301	36,624	68,020	346,220	208%
2009	125,403	290,054	194,022	96,032	—	194,022	29,371	118,932	408,986	326%
2010	148,919	270,503	171,842	98,661	—	171,842	50,283	200,272	470,775	316%
2011	212,023	236,433	139,853	96,580	—	139,853	115,444	346,875	583,308	275%
2012	260,016	56,901	37,466	19,435	—	37,466	240,568	529,726	586,627	226%
Total	$1,551,417	$2,969,621	$2,012,422	$957,199	$74,500	$1,937,922	$521,375	$1,387,710	$4,357,331	281%

Domestic Portfolio Data – 2012
Entire Portfolio

		For the Year Ended December 31, 2012					As of December 31, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Net Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$39	$39	$—	$—	$39	$—	$39	$10,222	332%
1997	7,685	112	112	—	—	112	—	168	25,590	333%
1998	11,089	241	241	—	—	241	—	404	37,582	339%
1999	18,898	709	709	—	—	709	—	1,075	69,947	370%
2000	25,020	1,927	1,927	—	—	1,927	—	2,492	117,808	471%
2001	33,481	3,104	3,104	—	—	3,104	—	3,518	177,086	529%
2002	42,325	4,768	4,768	—	—	4,768	—	6,321	201,365	476%
2003	61,448	7,477	7,477	—	—	7,477	—	12,485	272,359	443%
2004	59,176	6,604	6,604	—	—	6,604	—	11,257	205,012	346%
2005	143,168	13,302	6,074	7,228	(4,258)	10,332	8,298	14,681	315,867	221%
2006	107,674	12,560	6,347	6,213	2,100	4,247	9,170	15,278	214,993	200%
2007	258,397	47,136	21,649	25,487	3,410	18,239	33,314	58,574	507,937	197%
2008	275,165	71,806	28,699	43,107	5,300	23,399	55,112	91,374	522,112	190%
2009	281,456	177,273	119,013	58,260	—	119,013	73,461	252,549	851,686	303%
2010	358,143	234,893	143,501	91,392	—	143,501	137,577	402,726	942,234	263%
2011	394,198	240,840	133,374	107,466	—	133,374	255,488	556,211	874,240	222%
2012	518,333	74,289	47,982	26,307	—	47,982	492,013	863,694	937,983	181%
Total	$2,598,736	$897,080	$531,620	$365,460	$6,552	$525,068	$1,064,433	$2,292,846	$6,284,023	242%
Purchased Bankruptcy Portfolio

		For the Year Ended December 31, 2012					As of December 31, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Net Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996- 2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2004	7,468	108	108	—	—	108	—	99	14,501	194%
2005	29,301	250	49	201	(188)	237	56	97	43,569	149%
2006	17,630	665	407	258	(300)	707	110	340	31,486	179%
2007	78,544	7,551	1,144	6,407	4,170	(3,026)	1,531	1,871	104,796	133%
2008	108,607	28,956	8,224	20,732	4,950	3,274	18,488	23,354	175,892	162%
2009	156,053	107,888	66,755	41,133	—	66,755	44,090	133,617	442,700	284%
2010	209,224	125,020	65,740	59,280	—	65,740	87,294	202,454	471,459	225%
2011	182,175	66,379	28,959	37,420	—	28,959	140,044	209,336	290,933	160%
2012	258,317	17,388	10,516	6,872	—	10,516	251,445	333,968	351,356	136%
Total	$1,047,319	$354,205	$181,902	$172,303	$8,632	$173,270	$543,058	$905,136	$1,926,692	184%

Core Portfolio

		For the Year Ended December 31, 2012					As of December 31, 2012
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Net Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$39	$39	$—	$—	$39	$—	$39	$10,222	332%
1997	7,685	112	112	—	—	112	—	168	25,590	333%
1998	11,089	241	241	—	—	241	—	404	37,582	339%
1999	18,898	709	709	—	—	709	—	1,075	69,947	370%
2000	25,020	1,927	1,927	—	—	1,927	—	2,492	117,808	471%
2001	33,481	3,104	3,104	—	—	3,104	—	3,518	177,086	529%
2002	42,325	4,768	4,768	—	—	4,768	—	6,321	201,365	476%
2003	61,448	7,477	7,477	—	—	7,477	—	12,485	272,359	443%
2004	51,708	6,496	6,496	—	—	6,496	—	11,158	190,511	368%
2005	113,867	13,052	6,025	7,027	(4,070)	10,095	8,242	14,584	272,298	239%
2006	90,044	11,895	5,940	5,955	2,400	3,540	9,060	14,938	183,507	204%
2007	179,853	39,585	20,505	19,080	(760)	21,265	31,783	56,703	403,141	224%
2008	166,558	42,850	20,475	22,375	350	20,125	36,624	68,020	346,220	208%
2009	125,403	69,385	52,258	17,127	—	52,258	29,371	118,932	408,986	326%
2010	148,919	109,873	77,761	32,112	—	77,761	50,283	200,272	470,775	316%
2011	212,023	174,461	104,415	70,046	—	104,415	115,444	346,875	583,307	275%
2012	260,016	56,901	37,466	19,435	—	37,466	240,568	529,726	586,627	226%
Total	$1,551,417	$542,875	$349,718	$193,157	$(2,080)	$351,798	$521,375	$1,387,710	$4,357,331	281%

The following graph shows the purchase price of our domestic portfolios by year for the last ten years. The purchase price number represents the cash paid to the seller, plus certain capitalized costs, less buybacks.

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

Our ability to profitably purchase and liquidate pools of bankrupt accounts provides diversity to our distressed asset acquisition business. Although we generally buy bankrupt portfolios from many of the same consumer lenders from whom we acquire Core customer portfolios, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of portfolios purchased in the bankrupt and Core markets may differ over time. We have found periods when bankrupt accounts were more profitable and other times when Core accounts were more profitable. From 2004 through 2008, our bankruptcy buying fluctuated between 13% and 39% of our total portfolio purchasing in those years. In 2009, for the first time in our history, bankruptcy purchasing exceeded that of our Core buying, finishing at 55% of total portfolio purchasing for the year and during 2010 this percentage increased to 59%. This occurred as severe dislocations in the financial markets, coupled with legislative uncertainty, caused pricing in the bankruptcy market to decline substantially, thereby driving our strategy to make advantageous bankruptcy portfolio acquisitions during this period. For 2011 and 2012, bankruptcy buying represented 48% and 50%, respectively, of our total domestic portfolio purchasing.
In order to collect our Core portfolios, we generally need to employ relatively higher amounts of labor and incur additional collection costs to generate each dollar of cash collections as compared with bankruptcy portfolios. In order to achieve acceptable levels of net return on investment (after direct expenses), we are generally targeting a total cash collections to purchase price multiple in the 2.25-3.0x range.  On the other hand, bankrupt accounts generate the majority of cash collections through the efforts of the U.S. bankruptcy courts.  In this process, cash is remitted to our Company with no corresponding cost other than the cost of filing claims at the time of purchase and general administrative costs for monitoring the progress of each account through the bankruptcy process.  As a result, overall collection costs are much lower for us when liquidating a pool of bankrupt accounts as compared to a pool of Core accounts, but conversely the price we pay for bankrupt accounts is generally higher than Core accounts.  We generally target similar returns on investment (measured after direct expenses) for bankrupt and Core portfolios at any given point in the market cycles. However, because of the lower related collection costs, we can pay more for bankrupt portfolios, which causes the estimated total cash collections to purchase price multiples of bankrupt pools generally to be in the 1.4-2.0x range.  In summary, compared to a pool of Core accounts, to the extent both pools had identical targeted returns on investment (measured after direct expenses), the bankrupt pool would be expected to generate less revenue, a lower yield, less direct expenses, similar operating income, and a higher operating margin.
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
Cash Collections By Year, By Year of Purchase – Entire Domestic Portfolio

($ in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996- 2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
1996	$3,080	$8,521	$398	$285	$210	$237	$102	$83	$78	$68	$100	$39	$10,121
1997	7,685	19,597	1,324	1,022	860	597	437	346	215	216	187	112	24,913
1998	11,089	26,081	2,797	2,200	1,811	1,415	882	616	397	382	332	241	37,154
1999	18,898	39,895	7,336	5,615	4,352	3,032	2,243	1,533	1,328	1,139	997	709	68,179
2000	25,020	45,870	16,628	14,098	10,924	8,067	5,202	3,604	3,198	2,782	2,554	1,927	114,854
2001	33,481	41,879	28,003	26,717	22,639	16,048	10,011	6,164	5,299	4,422	3,791	3,104	168,077
2002	42,325	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	6,375	5,844	4,768	195,029
2003	61,448	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	10,422	8,945	7,477	259,874
2004	59,176	—	—	18,019	46,475	40,424	30,750	19,339	13,677	9,944	8,522	6,604	193,754
2005	143,168	—	—	—	18,968	75,145	69,862	49,576	33,366	23,733	17,234	13,302	301,186
2006	107,674	—	—	—	—	22,971	53,192	40,560	29,749	22,494	18,190	12,560	199,716
2007	258,397	—	—	—	—	—	42,263	115,011	94,805	83,059	67,088	47,136	449,362
2008	275,165	—	—	—	—	—	—	61,277	107,974	100,337	89,344	71,806	430,738
2009	281,456	—	—	—	—	—	—	—	57,338	177,407	187,119	177,273	599,137
2010	358,143	—	—	—	—	—	—	—	—	86,562	218,053	234,893	539,508
2011	394,198	—	—	—	—	—	—	—	—	—	77,190	240,840	318,030
2012	518,333	—	—	—	—	—	—	—	—	—	—	74,289	74,289
Total	$2,598,736	$196,916	$117,052	$153,404	$191,376	$236,393	$262,166	$326,699	$368,003	$529,342	$705,490	$897,080	$3,983,921

Cash Collections By Year, By Year of Purchase – Purchased Bankruptcy Portfolio

($ in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996- 2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
2004	$7,468	$—	$—	$743	$4,554	$3,956	$2,777	$1,455	$496	$164	$149	$108	$14,402
2005	29,301	—	—	—	3,777	15,500	11,934	6,845	3,318	1,382	466	250	43,472
2006	17,630	—	—	—	—	5,608	9,455	6,522	4,398	2,972	1,526	665	31,146
2007	78,544	—	—	—	—	—	2,850	27,972	25,630	22,829	16,093	7,551	102,925
2008	108,607	—	—	—	—	—	—	14,024	35,894	37,974	35,690	28,956	152,538
2009	156,053	—	—	—	—	—	—	—	16,635	81,780	102,780	107,888	309,083
2010	209,224	—	—	—	—	—	—	—	—	39,486	104,499	125,020	269,005
2011	182,175	—	—	—	—	—	—	—	—	—	15,218	66,379	81,597
2012	258,317	—	—	—	—	—	—		—	—	—	17,388	17,388
Total	$1,047,319	$—	$—	$743	$8,331	$25,064	$27,016	$56,818	$86,371	$186,587	$276,421	$354,205	$1,021,556

Cash Collections By Year, By Year of Purchase – Core Portfolio

($ in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996- 2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
1996	$3,080	$8,521	$398	$285	$210	$237	$102	$83	$78	$68	$100	$39	$10,121
1997	7,685	19,597	1,324	1,022	860	597	437	346	215	216	187	112	24,913
1998	11,089	26,081	2,797	2,200	1,811	1,415	882	616	397	382	332	241	37,154
1999	18,898	39,895	7,336	5,615	4,352	3,032	2,243	1,533	1,328	1,139	997	709	68,179
2000	25,020	45,870	16,628	14,098	10,924	8,067	5,202	3,604	3,198	2,782	2,554	1,927	114,854
2001	33,481	41,879	28,003	26,717	22,639	16,048	10,011	6,164	5,299	4,422	3,791	3,104	168,077
2002	42,325	15,073	36,258	35,742	32,497	24,729	16,527	9,772	7,444	6,375	5,844	4,768	195,029
2003	61,448	—	24,308	49,706	52,640	43,728	30,695	18,818	13,135	10,422	8,945	7,477	259,874
2004	51,708	—	—	17,276	41,921	36,468	27,973	17,884	13,181	9,780	8,373	6,496	179,352
2005	113,867	—	—	—	15,191	59,645	57,928	42,731	30,048	22,351	16,768	13,052	257,714
2006	90,044	—	—	—	—	17,363	43,737	34,038	25,351	19,522	16,664	11,895	168,570
2007	179,853	—	—	—	—	—	39,413	87,039	69,175	60,230	50,995	39,585	346,437
2008	166,558	—	—	—	—	—	—	47,253	72,080	62,363	53,654	42,850	278,200
2009	125,403	—	—	—	—	—	—	—	40,703	95,627	84,339	69,385	290,054
2010	148,919	—	—	—	—	—	—	—	—	47,076	113,554	109,873	270,503
2011	212,023	—	—	—	—	—	—	—	—	—	61,972	174,461	236,433
2012	260,016	—	—	—	—	—	—	—	—	—	—	56,901	56,901
Total	$1,551,417	$196,916	$117,052	$152,661	$183,045	$211,329	$235,150	$269,881	$281,632	$342,755	$429,069	$542,875	$2,962,365
When we acquire a new pool of finance receivables, our estimates typically result in a 60-96 month projection of cash collections, depending on the type of finance receivables acquired. The following chart shows our historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase, adjusted for buybacks, for the last ten years.
Primarily as a result of the downturn in the economy, the decline in the availability of consumer credit, our efforts to help customers establish reasonable payment plans, and improvements in our collections capabilities which have allowed us to profitably collect on accounts with lower balances or lower quality, the average payment size has decreased over the past several years. However, due to improved scoring and segmentation, together with enhanced productivity, we have been able to realize increased amounts of cash collections by generating enough incremental payments to overcome the decrease in payment size. The decreasing average payment size trend moderated during 2012.

The following chart illustrates the excess of our cash collections on our finance receivables portfolios over income recognized on finance receivables on a quarterly basis. The difference between cash collections and income recognized on finance receivables is referred to as payments applied to principal. It is also referred to as amortization of purchase price. This amortization is the portion of cash collections that is used to recover the cost of the portfolio investment represented on the balance sheet.

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
The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source (in thousands)	Q42012	Q32012	Q22012	Q12012	Q42011	Q32011	Q22011	Q12011
Call Center & Other Collections	$72,624	$72,394	$73,582	$79,805	$61,227	$63,967	$64,566	$67,377
External Legal Collections	41,521	39,913	41,464	34,852	26,316	27,245	27,329	25,378
Internal Legal Collections	23,968	25,650	25,361	23,345	17,615	16,444	16,007	15,598
Purchased Bankruptcy Collections	91,098	91,095	92,018	79,994	75,166	74,512	68,379	58,364
Total Cash Collections	$229,211	$229,052	$232,425	$217,996	$180,324	$182,168	$176,281	$166,717

Rollforward of Net Finance Receivables
The following table shows the changes in finance receivables, net, including the amounts paid to acquire new portfolios for the years ended December 31, (in thousands).

	2012	2011	2010
Balance at beginning of year	$926,734	$831,330	$693,462
Acquisitions of finance receivables (1)	529,691	398,999	357,530
Foreign currency translation adjustment	575	—	—
Cash collections applied to principal on finance receivables (2)	(378,049)	(303,595)	(219,662)
Balance at end of year	$1,078,951	$926,734	$831,330
Estimated Remaining Collections (“ERC”) (3)	$2,315,189	$1,953,348	$1,723,518

(1)	Acquisitions of finance receivables is net of buybacks and includes certain capitalized acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net of allowance charges.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios.
Collections Productivity
The following table contains our collector productivity metrics, as defined, by calendar quarter.
Cash Collections per Collector Hour Paid (Domestic Portfolio Only)

	Core cash collections (1)
	2008	2009	2010	2011	2012
Q1	$116	$120	$135	$162	$166
Q2	$115	$114	$127	$154	$169
Q3	$110	$111	$127	$152	$171
Q4	$98	$109	$129	$137	$150
	Total cash collections (2)
	2008	2009	2010	2011	2012
Q1	$133	$147	$182	$241	$258
Q2	$136	$143	$188	$243	$275
Q3	$134	$144	$200	$249	$279
Q4	$123	$148	$204	$228	$245
	Non-legal cash collections (3)
	2008	2009	2010	2011	2012
Q1	$96	$118	$154	$204	$216
Q2	$99	$116	$160	$205	$225
Q3	$99	$119	$170	$212	$230
Q4	$94	$123	$174	$194	$200
	Non-legal/non-bankruptcy cash collections (4)
	2008	2009	2010	2011	2012
Q1	$79	$90	$106	$125	$125
Q2	$78	$87	$100	$116	$120
Q3	$76	$87	$97	$115	$122
Q4	$69	$84	$98	$103	$105

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

(3)
Represents total cash collections less external legal cash collections. This metric includes internal legal collections and all bankruptcy collections and excludes any hours associated with either of those functions.

(4)
Represents total cash collections less external legal cash collections and less purchased bankruptcy cash collections from trustee-administered accounts. This metric does not include any labor hours associated with the bankruptcy or legal (internal or external) functions but does include internally-driven cash collections from the internal legal channel.

Liquidity and Capital Resources
Historically, our primary sources of cash have been cash flows from operations, bank borrowings and equity offerings. Cash has been used for acquisitions of finance receivables, corporate acquisitions, repurchase of our common stock, payment of cash dividends, repayments of bank borrowings, operating expenses, purchases of property and equipment and working capital to support our growth.
As of December 31, 2012, cash and cash equivalents totaled $32.7 million, as compared to $26.7 million at December 31, 2011. Total debt outstanding on our revolving $400.0 million line of credit was $127.0 million as of December 31, 2012, which represents availability of $273.0 million (subject to the borrowing base and applicable debt covenants).
We have in place forward flow commitments for the purchase of defaulted consumer receivables over the next 12 months of approximately $204.5 million as of December 31, 2012.  Additionally we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements.  We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our new credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein will be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and a material amount of additional portfolio purchasing in excess of the currently committed flow amounts during the next twelve months.
We entered into the new $600.0 million secured credit facility referred to above, on December 19, 2012. Refer to the “Borrowings” section below for additional information on this facility. We filed a $150 million shelf registration during the third quarter of 2009. We issued $75.5 million of equity securities under that registration statement during February 2010 in order to take advantage of market opportunities while retaining the ability to issue up to an additional $74.5 million of equity or debt securities under the shelf registration statement in the future. The outcome of any future transaction is subject to market conditions.
With the acquisition of a controlling interest in CCB, we have the right to call (purchase) the noncontrolling interest through February 2015. In addition, the noncontrolling interest has the right to put the remainder of the shares to us beginning in March 2012 and ending February 2018. From March 2012 to February 2015, the put option is subject to a minimum amount of trailing EBITDA. As of December 31, 2012, the total maximum amount we would have to pay for the noncontrolling interest in CCB under any circumstances is $22.8 million. In February 2013, we provided notice that we would exercise our right to purchase half of the remaining noncontrolling interest for a purchase price of $1.1 million.
We file domestic income tax returns using the cost recovery method for tax revenue recognition as it relates to our debt purchasing business.  The Internal Revenue Service (“IRS”) has audited and issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006 and 2005. It has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction.  We have filed a petition in the United States Tax Court and believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that they will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary.  If we are unsuccessful in the United States Tax Court, we can appeal to the federal Circuit Court of Appeals.  If judicial appeals prove unsuccessful, we may ultimately be required to pay the related deferred taxes, any potential interest, and penalties, possibly requiring additional financing from other sources. In accordance with the Internal Revenue Code, underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points.  An additional two percentage points applies to large corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code. Deferred taxes related to this item were $190.1 million at December 31, 2012.
Cash generated from operations is dependent upon our ability to collect on our finance receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our future cash flows.
On February 2, 2012, the Company's board of directors authorized a share repurchase program of up to $100 million of our outstanding shares of Common Stock. The program is administered by a special committee of the board of directors. Repurchases depend on prevailing market conditions and other factors. The repurchase program may be suspended or discontinued at any time.

During the year ended December 31, 2012, we repurchased 331,449 shares of our common stock at an average price of $68.57 per share. At December 31, 2012, the maximum remaining purchase price for share repurchases under the plan is approximately $77.3 million.
Our operating activities provided cash of $131.4 million, $173.0 million and $143.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received. The changes were due in part to a deferred tax benefit of $8.6 million for the year ended December 31, 2012, compared to deferred tax expense of $28.9 million and $47.5 million for the years ended December 31, 2011 and 2010, respectively. This was offset by an increase in net income to $126.1 million for the year ended December 31, 2012, from $101.1 million for the year ended December 31, 2011 and $73.9 million for the year ended December 31, 2010 as well as net changes in other accounts related to our operating activities.
Our investing activities used cash of $205.6 million, $104.8 million and $170.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of finance receivables, purchases of property and equipment and business acquisitions. The change was due in part to net cash payments for corporate acquisitions totaling $149.0 million for the year ended December 31, 2012 compared to $1.0 million for the year ended December 31, 2011 and $23.0 million for the year ended December 31, 2010 as well as an increase in acquisitions of finance receivables to $457.1 million for the year ended December 31, 2012 from $399.0 million for the year ended December 31, 2011 and $357.5 million for the year ended December 31, 2010. This increase was offset by an increase in collections applied to principal on finance receivables to $378.0 million for the year ended December 31, 2012 from $303.6 million for the year ended December 31, 2011 and $219.7 million for the year ended December 31, 2010.
Our financing activities provided cash of $80.7 million, used cash of $82.7 million and provided cash of $47.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cash used in financing activities is primarily driven by payments on our line of credit and principal payments on long-term debt. Cash is provided primarily by draws on our line of credit and proceeds from stock offerings. The change was due in large part to changes in the net borrowings on our credit facility. We had a net increase on our credit facility of $107.0 million for the year ended December 31, 2012, compared to net repayments of $80.0 million and $19.3 million for the years ended December 31, 2011 and 2010, respectively. Additionally, cash flow related to financing activities was impacted by stock repurchases of $22.7 million in 2012, and by $71.7 million in proceeds from issuance of common stock in 2010.
Cash paid for interest was $9.6 million, $10.3 million and $9.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The majority of interest was paid on our lines of credit and other long-term debt. The decrease for the year ended December 31, 2012 from the year ended December 31, 2011 was mainly due to an decrease in our weighted average interest rate which decreased to 3.27% for the year ended December 31, 2012 from 3.71% for the year ended December 31, 2011, as well as a decrease in our weighted average borrowings to $258.0 million for the year ended December 31, 2011 compared to $263.2 million for the year ended December 31, 2011. The increase from the year ended December 31, 2010 to the year ended December 31, 2011 was mainly due to an increase in our weighted average interest rate which increased to 3.71% for the year ended December 31, 2011 from 2.46% for the year ended December 31, 2010, offset by a decrease in our average variable rate borrowings to $213.2 million for the year ended December 31, 2011 compared to $244.2 million for the year ended December 31, 2010.
Borrowings
On December 19, 2012, we entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). Under the terms of the Credit Agreement, the credit facility includes an aggregate principal amount available of $600.0 million (subject to the borrowing base and applicable debt covenants) which consists of a $200.0 million floating rate term loan that matures on December 19, 2017 and a $400.0 million revolving credit facility that matures on December 19, 2017. The term and revolving loans accrue interest, at our option, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum. The base rate is the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. Interest is payable on base rate loans quarterly in arrears and on Eurodollar loans in arrears on the last day of each interest period or, if such interest period exceeds three months, every three months. Our revolving credit facility includes a $20.0 million swingline loan sublimit, a $20.0 million letter of credit sublimit and a $20.0 million alternative currency equivalent sublimit. It also contains an accordion loan feature that allows us to request an increase of up to $250.0 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to terms of the Credit Agreement. No existing lender is obligated to increase its commitment. The Credit Agreement is secured by a first priority lien on substantially all of our assets. The Credit Agreement contains restrictive covenants and events of default including the following:

•	borrowings may not exceed 30% of the ERC of all our eligible asset pools plus 75% of our eligible accounts receivable;

•	the consolidated leverage ratio (as defined in the Credit Agreement) cannot exceed 2.0 to 1.0 as of the end of any fiscal quarter;

•
consolidated Tangible Net Worth (as defined in the Credit Agreement) must equal or exceed $455,091,200 plus 50% of positive cumulative consolidated net income for each fiscal quarter beginning with the quarter ended December 31, 2012, plus 50% of the cumulative net proceeds of any equity offering;

•	capital expenditures during any fiscal year cannot exceed $30 million;

•	cash dividends and distributions during any fiscal year cannot exceed $20 million;

•	stock repurchases during the term of the agreement cannot exceed $250 million and cannot exceed $100 million in a single fiscal year;

•	permitted acquisitions (as defined in the Credit Agreement) during any fiscal year cannot exceed $250 million;

•	we must maintain positive consolidated income from operations (as defined in the Credit Agreement) during any fiscal quarter; and

•	restrictions on changes in control.
The revolving credit facility also bears an unused commitment fee of 0.375% per annum, payable quarterly in arrears.
Our borrowings at December 31, 2012 consisted of $122.0 million in 30-day Eurodollar rate loans and $5.0 million in base rate loans with a weighted average interest rate of 2.74%. In addition, we had $200.0 million outstanding on the term loan at December 31, 2012 with an annual interest rate of 2.71%.
Our previous credit facility included an aggregate principal amount available of $407.5 million as of December 31, 2011, which consisted of a $50 million fixed rate loan and a $357.5 million revolving credit facility. Borrowings under the revolving credit facility consisted of 30-day Eurodollar rate loans and base rate loans with a weighted average interest rate of 3.16%. We also paid an unused line fee for the previous credit facility equal to 0.375% on any unused portion of the facility. The credit facility was collateralized by substantially all of our assets and contained certain restrictive covenants.
We had $327.0 million and $220.0 million of borrowings outstanding on our credit facility as of December 31, 2012 and 2011, respectively, of which $50 million represented borrowing under the non-revolving fixed rate loan at December 31, 2011.
We were in compliance with all covenants of our credit facilities as of December 31, 2012 and 2011.
Stockholders’ Equity
Stockholders’ equity was $708.4 million at December 31, 2012 and $595.5 million at December 31, 2011. The increase was due primarily to $126.6 million in net income attributable to Portfolio Recovery Associates, Inc.
Contractual Obligations
Our contractual obligations as of December 31, 2012 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$22,855	$5,276	$9,596	$5,711	$2,272
Line of credit (1)	153,589	4,762	9,711	139,116	—
Long-term debt (2)	228,842	10,964	36,166	181,712	—
Purchase commitments (3) (4)	249,259	246,175	2,696	388	—
Employment agreements	15,407	11,352	4,055	—	—
Total	$669,952	$278,529	$62,224	$326,927	$2,272

(1)
This amount includes principal, estimated interest and unused line fees due on the line of credit and assumes that the balance on the line of credit remains constant from the December 31, 2012 balance of $127.0 million and the balance is paid in full at its respective maturity in December 2017.

(2)	This amount also includes estimated interest on our long-term borrowings under our credit facility.

(3)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $204.5 million.

(4)	This amount includes the maximum remaining purchase price of $22.8 million which could be paid to acquire the noncontrolling interest in CCB.

Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as of December 31, 2012 as defined by Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934.
Recent Accounting Pronouncements
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments in ASU 2011-04 generally represent clarification of ASC 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The provisions of ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. We adopted ASU 2011-04 on January 1, 2012, and have included the required disclosures in the notes to our consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220)" to amend its accounting guidance on the presentation of other comprehensive income ("OCI") in an entity's financial statements.  The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement.  The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted ASU 2011-05 on January 1, 2012, and have included the required disclosures in our consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” to amend the accounting guidance on goodwill impairment testing. The amended guidance reduces the complexity and costs of goodwill impairment testing by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amended guidance also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted ASU 2011-08 on January 1, 2012, which had no material impact on our consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" to amend the accounting guidance on intangible asset impairment testing. ASU 2012-02 permits entities to perform an optional qualitative assessment for determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. We adopted ASU 2012-02 on October 1, 2012, which had no impact on our consolidated financial statements.
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are discussed in Note 1 of the Notes to the Consolidated Financial Statements. Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets, and liabilities.
Three of these policies are considered to be critical because they are important to the portrayal of our financial condition and results, and because they require management to make judgments and estimates that are difficult, subjective, and complex regarding matters that are inherently uncertain.
We base our estimates on historical experience, current trends and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ significantly from actual results, the impact on our consolidated financial statements may be material.
Management has reviewed these critical accounting policies with the Company's Audit Committee.

Revenue Recognition
Finance Receivables:
We account for our investment in finance receivables under the guidance of ASC 310-30.  We acquire portfolios of accounts that have experienced deterioration of credit quality between origination and our acquisition of the accounts. The amount paid for a portfolio reflects our determination that it is probable we will be unable to collect all amounts due according to an account's contractual terms. At acquisition, we review the accounts to determine whether there is evidence of deterioration of credit quality since origination, and if it is probable that we will be unable to collect all amounts due according to the loan's contractual terms.  If both conditions exist, we then determine whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows (expected at acquisition) for each acquired portfolio based on our proprietary models, and then subsequently aggregate portfolios of accounts into pools. We determine the excess of the pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the pool's cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining estimated life of the pool (accretable yield). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows, based on our estimates derived from our proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet.
Under ASC 310-30 static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which may include certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30, utilizing the interest method, initially freezes the yield, estimated when the accounts are purchased as the basis for subsequent impairment testing. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. Income on finance receivables is accrued quarterly based on each static pool's effective yield. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a pool's remaining life.  Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as principal amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, we do not record accretion in the first six to twelve months of the estimated life of the pool; accordingly, we utilize either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the pool. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, we use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These cost recovery pools are not aggregated with other pools. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the pool, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above.
We establish valuation allowances, if necessary, for acquired accounts subject to ASC 310-10. Valuation allowances are established only subsequent to acquisition of the accounts.
We implement the accounting for income recognized on finance receivables under ASC 310-30 as follows. We create each accounting pool using our projections of estimated cash flows and expected economic life.  We then compute the effective yield that fully amortizes the pool to the end of its expected economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, we balance those results to the data contained in our proprietary models to ensure accuracy, then review each pool watching for trends, actual performance versus projections and curve shape (a graphical depiction of the timing of cash flows), regularly re-forecasting future cash flows utilizing our statistical models. The review process is primarily performed by our finance staff; however, our operational and statistical staff is also involved, providing updated statistical input and cash projections to the finance staff. If there is an increase in expected cash flows, we will recognize the effect of the increase prospectively through an increase in yield. If a valuation allowance had been previously recognized for that pool, the allowance is reversed before recording any prospective yield adjustments. If the over performance is considered more of an acceleration of cash flows (a timing difference), we will: a) adjust estimated future cash flows downward which effectively extends the amortization period to fall within a reasonable expectation of the pool's economic life, b) introduce some level of future cash adjustment as noted previously coupled with an increase in yield in order for the amortization period to fall within a reasonable expectation of the pool's economic life, or c) take no action at all if the amortization period falls within a reasonable expectation of the pool's expected economic life. To the extent there is underperformance, we will record an allowance if the underperformance is significant and will also consider revising estimated future cash flows based on current period information, or take no action if the pool's amortization period is reasonable and falls within the currently projected economic life.
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
Our government processing and collection business' primary source of income is derived from servicing taxing authorities in several different ways: processing all of their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection pieces are standard commission based billings or fee-for-service transactions. When an audit is conducted, there are two components. The first component is a billing for the hours incurred to conduct the audit. This billing is marked up from the actual costs incurred. The gross billing is a component of the line item “Fee income” and the expense is included in the line item “Compensation and employee services.” The second component is expenses incurred while conducting the audit. Most jurisdictions will reimburse us for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item “Fee income” and the expense component is included in its appropriate expense category, generally, “Other operating expenses.”
Our claims administration and payment processing business utilizes net reporting under ASC 605-45. We generate revenue by filing claims with the class action claims administrator on behalf of our clients and receiving the related settlement payment. Under SEC Staff Accounting Bulletin 104, we have determined that our fee is not earned until we have received the settlement funds. When a payment is received from the claims administrator for settlement of a lawsuit, the fee is recorded on a net basis as revenue and included in the line item “Fee income.” The balance of the received amounts is recorded as a liability and included in the line item “Accounts payable.”
Our United Kingdom subsidiary generates revenue from both purchased finance receivables which is accounted for as described above and also services finance receivables on a contingent fee basis. These portfolios are owned by our clients and placed under a contingent fee commission arrangement. Our subsidiary is paid to collect funds from the client's debtors and earns a commission generally expressed as a percentage of the gross collections amount. The "Fee income" line of our income statement reflects the contingent fee amount earned, and not the gross collection amount.
Valuation of Acquired Intangibles and Goodwill
In accordance with ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”), we amortize intangible assets over their estimated useful lives. Goodwill, pursuant to ASC 350, is not amortized but rather is reviewed for impairment annually or earlier if indicators of potential impairment exist. The review of goodwill for potential impairment is highly subjective and requires that: (1) goodwill is allocated to various reporting units of our business to which it relates; and (2) we estimate the fair value of those reporting units to which the goodwill relates and then determine the book value of those reporting units. During the review, we also consider qualitative factors that may have an impact on the final assessment regarding potential impairment. If the estimated fair value of reporting units with allocated goodwill is determined to be less than their book value, we are required to estimate the fair value of all identifiable assets and liabilities of those reporting units in a manner similar to a purchase price allocation for an acquired business. This requires independent valuation of certain unrecognized assets. Once this process is complete, the amount of goodwill impairment, if any, can be determined.
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
We utilize the cost recovery method of income recognition for tax purposes. We believe cost recovery to be an acceptable method for companies in the bad debt purchasing industry. Under the cost recovery method, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any income is recognized.
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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facility. We assess this interest rate risk by estimating the increase in interest expense that would occur due to an increase in short-term interest rates. The average borrowings on our variable rate credit facility were $241.0 million and $213.2 million for the years ended December 31, 2012 and 2011, respectively. Assuming a 200 basis point increase in interest rates, for example, interest expense would have increased by $4.8 million and $4.3 million for the year ended December 31, 2012 and 2011, respectively, resulting in a decrease in income before income taxes of 2.4% and 2.6%, respectively. As of December 31, 2012 and December 31, 2011, we had $327.0 million and $170.0 million, respectively, of variable rate debt outstanding on our credit facility. We do not have any other variable rate debt outstanding as of December 31, 2012. We had no interest rate hedging programs in place for the years ended December 31, 2012 and 2011. Significant increases in future interest rates on our variable rate credit facility could lead to a material decrease in future earnings assuming all other factors remained constant.
Currency Exchange Risk
In 2012, we acquired MHH. MHH conducts business in the Pound Sterling, but we report our financial results in U.S. dollars. Therefore, as a result of the MHH acquisition, we face exposure to fluctuations in currency exchange rates. Significant fluctuations in exchange rates between the U.S. dollar and the Pound Sterling may adversely affect our net income. We may or may not implement a hedging program related to currency exchange rate fluctuation. In 2012, MHH revenues were 3.1% of consolidated revenues.

Item 8.	Financial Statements and Supplementary Data.
See Item 6 for quarterly consolidated financial statements for 2012 and 2011.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Portfolio Recovery Associates, Inc.:
We have audited the accompanying consolidated balance sheets of Portfolio Recovery Associates, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated income statements, and statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portfolio Recovery Associates, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Portfolio Recovery Associates, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of Portfolio Recovery Associates, Inc.’s internal control over financial reporting.
/s/ KPMG LLP
Norfolk, Virginia
February 28, 2013

Portfolio Recovery Associates, Inc.
Consolidated Balance Sheets
December 31, 2012 and 2011
(Amounts in thousands, except per share amounts)

	2012	2011
Assets
Cash and cash equivalents	$32,687	$26,697
Finance receivables, net	1,078,951	926,734
Accounts receivable, net	10,486	7,862
Property and equipment, net	25,312	25,727
Goodwill	109,488	61,678
Intangible assets, net	20,364	14,596
Other assets	11,668	7,829
Total assets	$1,288,956	$1,071,123
Liabilities and Equity
Liabilities:
Accounts payable	$12,155	$7,439
Accrued expenses and other liabilities	18,953	6,076
Income taxes payable	3,125	13,109
Accrued payroll and bonuses	12,804	16,036
Net deferred tax liability	185,277	193,898
Line of credit	127,000	220,000
Long-term debt	200,542	1,246
Total liabilities	559,856	457,804
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	20,673	17,831
Stockholders' equity:
Preferred stock, par value $0.01, 2,000 authorized shares, 0 issued and outstanding shares at December 31, 2012 and 2011	—	—
Common stock, par value $0.01, 60,000 authorized shares, 16,909 issued and outstanding shares at December 31, 2012, and 60,000 authorized shares, 17,134 issued and outstanding shares at December 31, 2011	169	171
Additional paid-in capital	151,216	167,719
Retained earnings	554,191	427,598
Accumulated other comprehensive income	2,851	—
Total stockholders' equity	708,427	595,488
Total liabilities and equity	$1,288,956	$1,071,123
The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Income Statements
For the years ended December 31, 2012, 2011 and 2010
(Amounts in thousands, except per share amounts)

	2012	2011	2010
Revenues:
Income recognized on finance receivables, net	$530,635	$401,895	$309,680
Fee income	62,166	57,040	63,026
Total revenues	592,801	458,935	372,706
Operating expenses:
Compensation and employee services	168,356	138,202	124,077
Legal collection fees	34,393	23,621	17,599
Legal collection costs	72,325	38,659	31,330
Agent fees	5,906	7,653	12,012
Outside fees and services	28,867	19,310	12,554
Communications	29,110	23,372	17,226
Rent and occupancy	6,781	5,891	5,313
Depreciation and amortization	14,515	12,943	12,437
Other operating expenses	16,484	12,416	10,296
Total operating expenses	376,737	282,067	242,844
Gain on sale of property	—	1,157	—
Income from operations	216,064	178,025	129,862
Other income and (expense):
Interest income	10	7	65
Interest expense	(9,041)	(10,569)	(9,052)
Income before income taxes	207,033	167,463	120,875
Provision for income taxes	80,934	66,319	47,004
Net income	$126,099	$101,144	$73,871
Adjustment for net loss/(net income) attributable to redeemable noncontrolling interest	494	(353)	(417)
Net income attributable to Portfolio Recovery Associates, Inc.	$126,593	$100,791	$73,454
Net income per common share attributable to Portfolio Recovery Associates, Inc:
Basic	$7.45	$5.89	$4.37
Diluted	$7.39	$5.85	$4.35
Weighted average number of shares outstanding:
Basic	16,997	17,110	16,820
Diluted	17,123	17,230	16,885
The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2012, 2011 and 2010
(Amounts in thousands)

	2012	2011	2010
Net income	$126,099	$101,144	$73,871
Other comprehensive income:
Foreign currency translation adjustments	2,851	—	—
Interest rate swap derivative, net of tax	—	—	428
Total other comprehensive income	2,851	—	428
Comprehensive income	128,950	101,144	74,299
Comprehensive loss/(income) attributable to redeemable noncontrolling interest	494	(353)	(417)
Comprehensive income attributable to Portfolio Recovery Associates, Inc.	$129,444	$100,791	$73,882
The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2012, 2011 and 2010
(Amounts in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders’ Equity

Balance at December 31, 2009	15,514	$155	$82,400	$253,353	$(428)	$335,480
Net income attributable to Portfolio Recovery Associates, Inc.	—	—	—	73,454	—	73,454
Net unrealized change in:
Interest rate swap derivative, net of tax	—	—	—	—	428	428
Exercise of stock options and vesting of nonvested shares	38	2	55	—	—	57
Proceeds from stock offering, net of offering costs	1,438	14	71,674	—	—	71,688
Issuance of common stock for acquisition	74	—	4,950	—	—	4,950
Amortization of share-based compensation	—	—	4,203	—	—	4,203
Income tax benefit from share-based compensation	—	—	256	—	—	256
Balance at December 31, 2010	17,064	$171	$163,538	$326,807	$—	$490,516
Net income attributable to Portfolio Recovery Associates, Inc.	—	—	—	100,791	—	100,791
Exercise of stock options and vesting of nonvested shares	70	—	150	—	—	150
Amortization of share-based compensation	—	—	7,759	—	—	7,759
Income tax benefit from share-based compensation	—	—	641	—	—	641
Employee stock relinquished for payment of taxes			(257)			(257)
Adjustment of the redeemable noncontrolling interest measurement amount	—	—	(4,112)	—	—	(4,112)
Balance at December 31, 2011	17,134	$171	$167,719	$427,598	$—	$595,488
Net income attributable to Portfolio Recovery Associates, Inc.	—	—	—	126,593	—	126,593
Foreign currency translation adjustment	—	—	—	—	2,851	2,851
Vesting of nonvested shares	106	1	(1)	—	—	—
Repurchase and cancellation of common stock	(331)	(3)	(22,732)	—	—	(22,735)
Amortization of share-based compensation	—	—	11,282	—	—	11,282
Income tax benefit from share-based compensation	—	—	2,138	—	—	2,138
Employee stock relinquished for payment of taxes	—	—	(3,593)	—	—	(3,593)
Adjustment of the redeemable noncontrolling interest measurement amount	—	—	(3,597)	—	—	(3,597)
Balance at December 31, 2012	16,909	$169	$151,216	$554,191	$2,851	$708,427
The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2012, 2011 and 2010
(Amounts in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$126,099	$101,144	$73,871
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	11,282	7,759	4,203
Depreciation and amortization	14,515	12,943	12,437
Deferred tax (benefit)/expense	(8,621)	28,927	47,493
Gain on sale of property	—	(1,157)	—
Changes in operating assets and liabilities:
Other assets	1,523	(54)	1,204
Accounts receivable	(474)	1,070	237
Accounts payable	1,049	4,212	(881)
Income taxes payable/receivable, net	(11,193)	15,472	2,097
Accrued expenses	469	2,118	(892)
Accrued payroll and bonuses	(3,237)	591	3,812
Net cash provided by operating activities	131,412	173,025	143,581
Cash flows from investing activities:
Purchases of property and equipment	(7,115)	(9,634)	(9,546)
Proceeds from sale of property	—	1,267	—
Acquisition of finance receivables, net of buybacks	(457,068)	(398,999)	(357,530)
Collections applied to principal on finance receivables	378,049	303,595	219,662
Business acquisitions, net of cash acquired	(148,995)	(985)	(23,000)
Proceeds received from due from seller	29,548	—	—
Contingent payment made for business acquisition	—	—	(117)
Net cash used in investing activities	(205,581)	(104,756)	(170,531)
Cash flows from financing activities:
Proceeds from exercise of options	—	150	57
Income tax benefit from share-based compensation	2,138	641	256
Payment of liability-classified contingent consideration	—	—	(2,000)
Proceeds from line of credit	294,000	32,000	177,500
Principal payments on line of credit	(187,000)	(112,000)	(196,800)
Repurchases of common stock	(22,735)	—	—
Payments of line of credit origination costs and fees	(4,994)	—	(3,819)
Proceeds from stock offering, net of offering costs	—	—	71,688
Distributions paid to noncontrolling interest	—	(2,307)	—
Proceeds from long-term debt	—	—	1,569
Principal payments on long-term debt	(704)	(1,150)	(672)
Net cash provided by/(used in) financing activities	80,705	(82,666)	47,779
Effect of exchange rate on cash	(546)	—	—
Net increase/(decrease) in cash and cash equivalents	5,990	(14,397)	20,829
Cash and cash equivalents, beginning of year	26,697	41,094	20,265
Cash and cash equivalents, end of year	$32,687	$26,697	$41,094
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,566	$10,280	$9,398
Cash paid for income taxes	98,738	23,641	107
Noncash investing and financing activities:
Adjustment of the redeemable noncontrolling interest measurement amount	$(3,597)	$(4,112)	$—
Common stock issued for acquisition	—	—	4,950
Net unrealized change in fair value of derivative instrument	—	—	701
Distributions payable relating to noncontrolling interest	261	67	1,291
Employee stock relinquished for payment of taxes	(3,593)	(257)	—
Conversion of revolving line of credit to long-term debt	200,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:
Nature of operations: Portfolio Recovery Associates, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) are a financial and business service company operating principally in the United States and the United Kingdom.  Two call centers, one in the Philippines and one in Panama, operate under contract with the Company. The Company’s primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. The Company also services receivables on behalf of clients on either a commission or transaction-fee basis and provides class action claims settlement recovery services and related payment processing to corporate clients.
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
With the acquisition of Mackenzie Hall Holdings, Limited, a limited company organized under the laws of England and Wales, and its subsidiaries (“MHH”) on January 16, 2012, the Company began doing business in the United Kingdom. The assets, liabilities and operations of the Company's foreign subsidiary are recorded based on the functional currency of the entity. For MHH, the functional currency is the local currency, which is the Pound Sterling. Accordingly, the assets, liabilities and operations are translated, for consolidation purposes, from the local currency to the U.S. dollar reporting currency at period-end rates for assets and liabilities and generally at average rates for results of operations and cash flows. The resulting unrealized gains or losses are reported as a component of accumulated other comprehensive income. Realized gains and losses resulting from foreign currency transactions are recorded in “Other operating expenses” in the consolidated income statements. The consolidated income statements include the results of operations of MHH for the period from January 16, 2012 through December 31, 2012.
The following table shows the amount of revenue generated for the year ended December 31, 2012, and long-lived assets held at December 31, 2012, by geographical location (amounts in thousands):

	Revenues	Long-Lived Assets
United States	$574,525	$23,375
United Kingdom	18,276	1,937
Total	$592,801	$25,312
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment. Prior to the acquisition of MHH on January 16, 2012, all revenue generated and long-lived assets held related to the Company's United States operations.
Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are funds held on the behalf of others arising from the collection of accounts placed with the Company. The balance of the funds held on behalf of others was $5.5 million and $1.5 million at December 31, 2012 and 2011, respectively. There is an offsetting liability that is included in “Accounts payable” on the accompanying consolidated balance sheets.
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
Currency translation: Financial statements of operating subsidiaries outside the United States generally are measured using the local currency as the functional currency. Adjustments to translate those statements into U.S. dollars are recorded in accumulated other comprehensive income ("OCI").
Finance receivables and income recognition: The Company accounts for its investment in finance receivables under the guidance of ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”).  The Company acquires portfolios of accounts that have experienced deterioration of credit quality between origination and the

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

Company's acquisition of the accounts. The amount paid for a portfolio reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to an account's contractual terms. At acquisition, the Company reviews the accounts to determine whether there is evidence of deterioration of credit quality since origination, and if it is probable that the Company will be unable to collect all amounts due according to the loan's contractual terms.  If both conditions exist, the Company then determines whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows (expected at acquisition) for each acquired portfolio based on the Company's proprietary models, and the Company subsequently aggregates portfolios of accounts into pools. The Company determines the excess of the pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the pool's cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining estimated life of the pool (accretable yield). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows, based on the Company's estimates derived from its proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet.
Under ASC 310-30 static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which may include certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30, utilizing the interest method, initially freezes the yield, estimated when the accounts are purchased as the basis for subsequent impairment testing. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company's proprietary collection models. Income on finance receivables is accrued quarterly based on each static pool's effective yield. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a pool's remaining life.  Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. Cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as principal amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, the Company does not record accretion in the first six to twelve months of the life of the pool; accordingly, the Company utilizes either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the pool. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These cost recovery pools are not aggregated with other pools. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the pool, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above.
The Company establishes valuation allowances, if necessary, for acquired accounts subject to ASC 310-10. Valuation allowances are established only subsequent to acquisition of the accounts.
The Company implements the accounting for income recognized on finance receivables under ASC 310-30 as follows. The Company creates each accounting pool using its projections of estimated cash flows and expected economic life.  The Company then computes the effective yield that fully amortizes the pool to the end of its expected economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, the Company balances those results to the data contained in its proprietary models to ensure accuracy, then reviews each pool watching for trends, actual performance versus projections and curve shape (a graphical depiction of the timing of cash flows), regularly re-forecasting future cash flows utilizing the Company's statistical models. The review process is primarily performed by the Company's finance staff; however, the Company's operational and statistical staffs are also involved, providing updated statistical input and cash projections to the finance staff. If there is an increase in expected cash flows, the Company will recognize the effect of the increase prospectively through an increase in yield. If a valuation allowance had been previously recognized for that pool, the allowance is reversed before recording any prospective yield adjustments. If the over performance is considered more of an acceleration of cash flows (a timing difference), the Company will: a) adjust estimated future cash flows downward which effectively extends the amortization period to fall within a reasonable expectation of the pool's economic life, b) introduce some level of future cash adjustment as noted previously coupled with an increase in yield in order for the amortization period to fall within a reasonable expectation of the

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

pool's economic life, or c) take no action at all if the amortization period falls within a reasonable expectation of the pool's expected economic life. To the extent there is underperformance, the Company will record an allowance if the underperformance is significant and will also consider revising estimated future cash flows based on current period information, or take no action if the pool's amortization period is reasonable and falls within the currently projected economic life.
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
The Company’s claims administration and payment processing subsidiary utilizes net reporting under ASC 605-45. It generates revenue by filing claims with the class action claims administrator on behalf of its clients and receiving the related settlement payment. Under SEC Staff Accounting Bulletin 104, the Company has determined that the fee is not earned until the subsidiary has received the settlement funds. When a payment is received from the claims administrator for settlement of a lawsuit, the fee is recorded on a net basis as revenue and included in the line item “Fee income.” The balance of the received amounts is recorded as a liability and included in the line item “Accounts payable.”
The Company's United Kingdom subsidiary generates revenue from both purchased finance receivables which is accounted for as described above and also services finance receivables on a contingent fee basis. These portfolios are owned by its clients and placed under a contingent fee commission arrangement. The Company is paid to collect funds from the client's debtors and earns a commission generally expressed as a percentage of the gross collections amount. The "Fee income" line of its income statement reflects the contingent fee amount earned, and not the gross collection amount.
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

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
Goodwill and intangible assets: In accordance with ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”), the Company amortizes intangible assets over their estimated useful lives. Goodwill, pursuant to ASC 350, is not amortized but rather is reviewed for impairment annually or earlier if indicators of potential impairment exist. The review of goodwill for potential impairment is highly subjective and requires that: (a) goodwill is allocated to various reporting units of the Company’s business to which it relates; and (b) the Company estimate the fair value of those reporting units to which the goodwill relates and then determine the book value of those reporting units. If the estimated fair value of reporting units with allocated goodwill is determined to be less than their book value, the Company is required to estimate the fair value of all identifiable assets and liabilities of those reporting units in a manner similar to a purchase price allocation for an acquired business. Once this process is complete, the amount of goodwill impairment, if any, can be determined. See Note 6 for additional information.
Noncontrolling interest: The Company applies the provisions of FASB ASC Topic 480-10-S99 “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”), which provides guidance on the accounting for equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The noncontrolling interest “put” arrangement is accounted for under ASC 480-10-S99, as redemption under the “put” arrangement is outside the control of the Company. As such, the redeemable noncontrolling interest is recorded outside of “permanent” equity. The Company measures the redeemable noncontrolling interest at the greater of its ASC 480-10-S99 measurement amount (estimated redemption value of the “put” option embedded in the noncontrolling interest) or its measurement amount under the guidance of ASC 810 "Consolidation" ("ASC 810"). The ASC 810 measurement amount includes adjustments for the noncontrolling interest’s pro-rata share of earnings, losses and distributions. Adjustments to the measurement amount are recorded to stockholders’ equity. The Company used a present value calculation to estimate the redemption value of the “put” option as of the reporting date. If material, the Company adjusts the numerator of earnings per share calculations for the current period change in the excess of the noncontrolling interest’s ASC 480-10-S99 measurement amount over the greater of its ASC 810 measurement amount or the estimated fair value of the noncontrolling interest.
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
     The Company utilizes the cost recovery method of income recognition for tax purposes. The Company believes cost recovery to be an acceptable method for companies in the bad debt purchasing industry. Under the cost recovery method, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any income is recognized.
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

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
Share-based compensation: The Company accounts for share-based compensation in accordance with the provisions of FASB ASC Topic 718 “Compensation-Stock Compensation” (“ASC 718”). ASC 718 requires that compensation expense associated with share equity awards be recognized in the income statement. Based on historical experience, the Company assumes a forfeiture rate for most equity share grants. Most time-based equity share awards generally vest between one and five years from the grant date and are expensed on a straight-line basis over the vesting period. Equity share awards that contain a performance metric, are expensed over the requisite service period, generally three years, in accordance with the performance level achieved at each reporting period. See Note 12 for additional information.
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
Commitments and contingencies: We are subject to various claims and contingencies related to lawsuits, certain taxes, as well as commitments under contractual and other obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. We expense related legal costs as incurred. For additional information, see Note 16.
Estimated fair value of financial instruments: The Company applies the provision of FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Based upon the fact there are no quoted prices in active markets or other observable market data, the Company used unobservable inputs for computation of the fair value of finance receivables, net for disclosure purposes. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. See Note 11 for additional information.
Recent Accounting Pronouncements:
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments in ASU 2011-4 generally represent clarification of ASC 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The provisions of ASU 2011-4 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. The Company adopted ASU 2011-04 on January 1, 2012, and has included the required disclosures in its notes to its consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220)" to amend its accounting guidance on the presentation of OCI in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in shareholders’ equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 on January 1, 2012, and has included the required disclosures in its consolidated financial statements.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” to amend the accounting guidance on goodwill impairment testing. The amended guidance reduces the complexity and costs of goodwill impairment testing by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amended guidance also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted ASU 2011-08 on January 1, 2012, which had no material impact on its consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" to amend the accounting guidance on intangible asset impairment testing. The ASU permits entities to perform an optional qualitative assessment for determining whether it is more likely than not that an indefinite-lived intangible asset is impaired.  The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The Company adopted ASU 2012-02 on October 1, 2012, which had no impact on its consolidated financial statements.
2. Finance Receivables, net:
Changes in finance receivables, net for the years ended December 31, 2012 and 2011, were as follows (amounts in thousands):

	2012	2011
Balance at beginning of year	$926,734	$831,330
Acquisitions of finance receivables, net of buybacks	529,691	398,999
Foreign currency translation adjustment	575	—
Cash collections	(908,684)	(705,490)
Income recognized on finance receivables, net	530,635	401,895
Cash collections applied to principal	(378,049)	(303,595)
Balance at end of year	$1,078,951	$926,734

At the time of acquisition, the life of each pool is generally estimated to be between 60 to 96 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, cash collections applied to principal are estimated to be as follows for the following years ending December 31, (amounts in thousands):

2013	$378,468
2014	307,980
2015	228,479
2016	127,614
2017	33,767
2018	2,643
$1,078,951
During the years ended December 31, 2012 and 2011, the Company purchased approximately $6.2 billion and $9.8 billion, respectively, in face value of charged-off consumer receivables. At December 31, 2012, the estimated remaining collections (“ERC”) on the receivables purchased during the years ended December 31, 2012 and 2011 were $882.6 million and $556.2 million, respectively. There were no sales of finance receivables during the years ended December 31, 2012 and 2011.  At December 31, 2012 and 2011, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $4.2 million and $7.4 million, respectively.
The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method. The balance of the unamortized capitalized fees at December 31, 2012 and 2011 was $3.0 million and $3.1 million, respectively. During the years ended December 31, 2012, 2011 and 2010 the Company capitalized $1.3 million, $1.1 million and

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

$1.0 million, respectively, of these direct acquisition fees. During the years ended December 31, 2012, 2011 and 2010 the Company amortized $1.4 million, $1.3 million and $1.0 million, respectively, of these direct acquisition fees.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield to be earned by the Company based on its proprietary buying models. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. When applicable, reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the years ended December 31, 2012 and 2011 were as follows (amounts in thousands):

	2012	2011
Balance at beginning of year	$1,026,614	$892,188
Income recognized on finance receivables, net	(530,635)	(401,895)
Additions	467,524	443,169
Reclassifications from nonaccretable difference	276,171	93,152
Foreign currency translation adjustment	(3,436)	—
Balance at end of year	$1,239,674	$1,026,614
A valuation allowance is recorded for significant decreases in expected cash flows or change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. In any given period, the Company may be required to record valuation allowances due to pools of receivables underperforming expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability of purchased pools of defaulted consumer receivables would include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relate to the collection and movement of accounts on both the collection floor of the Company and external channels), as well as decreases in productivity related to turnover and tenure of the Company’s collection staff. The following is a summary of activity within the Company’s valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	2012
	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total
Valuation allowance—finance receivables:
Beginning balance	$76,580	$9,991	$86,571
Allowance charges	4,300	9,120	13,420
Reversal of previous recorded allowance charges	(6,380)	(488)	(6,868)
Net allowance (reversal)/charge	(2,080)	8,632	6,552
Ending balance	$74,500	$18,623	$93,123
Finance receivables, net (3)	$521,375	$543,057	$1,064,432

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

	2011
	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total
Valuation allowance—finance receivables:
Beginning balance	$70,030	$6,377	$76,407
Allowance charges	9,650	4,051	13,701
Reversal of previous recorded allowance charges	(3,100)	(437)	(3,537)
Net allowance charge	6,550	3,614	10,164
Ending balance	$76,580	$9,991	$86,571
Finance receivables, net	$454,161	$472,573	$926,734

	2010
	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total
Valuation allowance—finance receivables:
Beginning balance	$47,580	$3,675	$51,255
Allowance charges	23,350	2,975	26,325
Reversal of previous recorded allowance charges	(900)	(273)	(1,173)
Net allowance charge	22,450	2,702	25,152
Ending balance	$70,030	$6,377	$76,407
Finance receivables, net	$411,437	$419,893	$831,330

(1)
“Core” accounts or portfolios refer to accounts or portfolios that are defaulted consumer receivables and are not in a bankrupt status upon purchase. These accounts are aggregated separately from purchased bankruptcy accounts.

(2)	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy status when purchased, and as such, are purchased as a pool of bankrupt accounts.

(3)	At December 31, 2012, the MHH finance receivables balance was $14.5 million against which there was no valuation allowance recorded; therefore it is not included in this roll-forward.
3. Accounts Receivable, net:
Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, the current receivables aging, and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The balance of the allowance for doubtful accounts at December 31, 2012 and 2011 was $2.4 million and $2.1 million, respectively. The Company does not have any off balance sheet credit exposure related to its customers.
Changes in the allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 were as follows (amounts in thousands):

	2012	2011	2010
Balance at beginning of year	2,102	2,491	2,507
Provision for doubtful accounts	1,093	81	1,228
Write-offs	(766)	(470)	(1,244)
Balance at end of year	2,429	2,102	2,491

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

4. Operating Leases:
The Company leases office space and equipment under operating leases. Rental expense was $5.4 million, $4.7 million and $4.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Future minimum lease payments for operating leases at December 31, 2012, are as follows for the years ending December 31, (amounts in thousands):

2013	$5,276
2014	4,989
2015	4,607
2016	3,564
2017	2,146
Thereafter	2,273
Total future minimum lease payments	$22,855
5. Redeemable Noncontrolling Interest:
In accordance with ASC 810, the Company has consolidated all financial statement accounts of CCB in its consolidated balance sheets at December 31, 2012 and 2011 and its consolidated income statements for the years ended December 31, 2012 and 2011 and for the period from March 15, 2010 through December 31, 2010. The redeemable noncontrolling interest amount is separately stated on the consolidated balance sheets and represents the 38% interest in CCB not owned by the Company. In addition, net income attributable to the noncontrolling interest is stated separately in the consolidated income statements for 2012, 2011 and 2010.
The Company has the right through February 28, 2015 to purchase the remaining 38% of CCB at certain multiples of EBITDA. In addition, beginning March 1, 2012 and ending February 28, 2015, the noncontrolling interest can require the Company to purchase up to one-third of its membership units in CCB per annual period at pre-defined multiples of EBITDA, subject to achievement of a minimum amount of trailing EBITDA. Beginning March 1, 2015 and ending February 28, 2018, the noncontrolling interest can require the Company to purchase all or any portion of its remaining membership units in CCB at pre-defined multiples of EBITDA, with no restrictions.
The estimated redemption value of the noncontrolling interest, as if it were currently redeemable by the holder of the put option under the terms of the put arrangement, was $22.8 million at December 31, 2012.
On February 6, 2013, the Company provided notice that it would exercise its right to purchase half of the remaining interest in CCB for a purchase price of $1.1 million. The purchase price was derived from the formula stipulated in the contractual agreement and was based on prior levels of EBITDA.
The following table illustrates the changes in the redeemable noncontrolling interest for the period from March 15, 2010 to December 31, 2012 (amounts in thousands):

Acquisition date fair value of redeemable noncontrolling interest	$15,323
Net income attributable to redeemable noncontrolling interest	417
Distributions paid or payable	(1,291)
Redeemable noncontrolling interest at December 31, 2010	14,449
Net income attributable to redeemable noncontrolling interest	353
Distributions paid or payable	(1,083)
Adjustment of the redeemable noncontrolling interest measurement amount	4,112
Redeemable noncontrolling interest at December 31, 2011	17,831
Net loss attributable to redeemable noncontrolling interest	(494)
Distributions paid or payable	(261)
Adjustment of the redeemable noncontrolling interest measurement amount	3,597
Redeemable noncontrolling interest at December 31, 2012	$20,673

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

6. Goodwill and Intangible Assets, net:
In connection with the Company’s previous business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. Pursuant to ASC 350, goodwill is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2012, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2012, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through December 31, 2012 that would indicate a triggering event and thereby necessitate further evaluation of goodwill or other intangible assets. Accordingly, there were no impairment losses during the years ended December 31, 2012 and 2011. The Company expects to perform its next annual goodwill review during the fourth quarter of 2013. At December 31, 2012 and 2011, the carrying value of goodwill was $109.5 million and $61.7 million, respectively. The following table represents the changes in goodwill for the years ended December 31, 2012 and 2011:

	2012	2011
Balance at beginning of year	$61,678	$61,678
Acquisitions of MHH and NCM	45,494	—
Foreign currency translation adjustment	2,316	—
Balance at end of year	$109,488	$61,678
Goodwill recognized from the acquisitions of MHH and NCM represents, among other things, an established workforce, the future economic benefits arising from expected synergies and expanded geographical diversity. The acquired goodwill is fully deductible for U.S. income tax purposes.
Intangible assets, excluding goodwill, consist of the following at December 31, 2012 and 2011 (amounts in thousands):

	2012		2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Client and customer relationships	$40,698	$22,516	$30,777	$17,950
Non-compete agreements	3,880	3,581	3,103	2,771
Trademarks	3,477	1,594	2,500	1,063
Total	$48,055	$27,691	$36,380	$21,784
Increases in the gross amounts of intangible assets during the year ended December 31, 2012 relate to the purchase of MHH on January 16, 2012 and NCM on December 21, 2012. The combined original weighted average amortization period related to the acquired intangible assets of MHH is approximately 13 years. The combined original weighted average amortization period related to the acquired intangible assets of NCM is 3 years.
In accordance with ASC 350, the Company is amortizing the intangible assets over the estimated useful lives. Total amortization expense for the years ended December 31, 2012, 2011 and 2010 was $5.9 million, $4.9 million and $5.2 million, respectively. The Company reviews these intangible assets upon the occurrence of a triggering event.
 The future amortization of these intangible assets is estimated to be as follows as of December 31, 2012 for the following years ending December 31, (amounts in thousands):

2013	$4,755
2014	4,138
2015	3,075
2016	2,414
2017	1,515
Thereafter	4,467
$20,364

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

7. Business Acquisitions:
On January 16, 2012, the Company acquired 100% of the equity interest in MHH. The transaction was completed in cash at a price of £33.5 million (approximately $51.3 million). The Company financed the acquisition with borrowings under its existing line of credit. Based in Kilmarnock, Scotland, MHH employs approximately 176 people and offers outsourced and contingent consumer debt recovery on behalf of banks, credit providers and debt purchasers, as well as distressed and dormant niche portfolio purchasing. The acquisition of MHH expands the Company’s presence into new geographical markets outside the United States, further diversifying its revenues and available service offerings.
On December 21, 2012, the Company acquired certain finance receivables and certain operating assets of National Capital Management, LLC ("NCM"). The transaction (the "NCM acquisition") was completed at a total price of $107.3 million, comprised of $100.3 million in cash and a $7.0 million liability associated with the earn-out potential to the sellers. The cash component of the purchase price was financed with borrowings under the Company's existing line of credit. The acquisition included a leased call center location in California as well as underwriting staff in New Jersey. With the acquisition of the accounts and models used to price the receivables, the Company expanded its ability to purchase and collect unsecured bankruptcy receivables and it provided the platform to allow us to better purchase and collect secured bankruptcy receivables.
The Company accounted for these purchases in accordance with ASC Topic 805, “Business Combinations” ("ASC 805"). Under this guidance, an entity is required to recognize the assets acquired, liabilities assumed and the consideration given at their fair value as of acquisition date. The following table summarizes the fair value of the consideration given for MHH and NCM, as well as the fair value of the assets acquired and liabilities assumed related to the acquisitions.

Recognized amounts of identifiable assets and liabilities are as follows (amounts in thousands):

	NCM	MHH	Total
Purchase price	$107,342	$51,258	$158,600
Cash	—	(2,605)	(2,605)
Finance receivables, net	(68,786)	(3,906)	(72,692)
Due from seller	(29,548)	—	(29,548)
Accounts receivable	—	(2,038)	(2,038)
Prepaid expenses (included in other assets)	(23)	(330)	(353)
Customer relationships	—	(9,334)	(9,334)
Non-compete agreements	(127)	(612)	(739)
Trademarks	—	(918)	(918)
Property and equipment	(235)	(814)	(1,049)
Accounts payable	—	3,500	3,500
Accrued expenses	—	1,461	1,461
Income tax payable	—	1,209	1,209
Goodwill	$8,623	$36,871	$45,494
The acquisitions included tangible assets and liabilities whose book values were assumed to approximate their fair values with the exception of finance receivables. Finance receivables were valued using our internal proprietary acquisition models.
The fair value of the intangible asset related to customer relationships was determined using an income approach that relies on projected future net cash flows including key assumptions for the client attrition rate and discount rate and is being amortized over a period of 15 years using an economic benefit pattern amortization rate. The fair value of the intangible asset related to trademarks was determined using an income approach that relies on projected future net cash flows including key assumptions for the royalty income rate and discount rate and is being amortized over a period of 3 years using an economic benefit pattern of amortization rate. The fair value of the intangible assets related to the noncompete agreements was determined using an income approach that relies on the difference between projected future net cash flows assuming the covenant was in place and without the covenant in place and is amortized over one year for MHH and three years for NCM.
The NCM acquisition includes an earn-out provision whereby the sellers are able to earn additional cash consideration for achieving certain cash collection thresholds over a five year period. The maximum amount of earn-out during the period is $15.0 million. ASC 805 requires these contingent liabilities to be recorded at fair value on the date of acquisition using the amount more than likely to be achieved and discounted to present value at a discount rate. At subsequent reporting dates, the Company will

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

adjust the fair value of the liability, if necessary, with any change recorded as a gain or loss in the income statement. As of December 31, 2012, the Company has recorded an estimated fair value amount for this liability of $7.0 million.
8. Line of Credit:
On December 19, 2012, the Company entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). Under the terms of the Credit Agreement, the credit facility includes an aggregate principal amount available of $600.0 million (subject to the borrowing base and applicable debt covenants) which consists of a $200.0 million floating rate term loan that matures on December 19, 2017 and a $400.0 million revolving credit facility that matures on December 19, 2017. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum. The base rate is the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. The Company’s revolving credit facility includes a $20 million swingline loan sublimit, a $20 million letter of credit sublimit and a $20 million alternative currency equivalent sublimit. It also contains an accordion loan feature that allows the Company to request an increase of up to $250.0 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to terms of the Credit Agreement. No existing lender is obligated to increase its commitment. The Credit Agreement is secured by a first priority lien on substantially all of the Company’s assets. The Credit Agreement contains restrictive covenants and events of default including the following:

•	borrowings may not exceed 30% of the ERC of all its eligible asset pools plus 75% of its eligible accounts receivable;

•	the consolidated leverage ratio (as defined in the Credit Agreement) cannot exceed 2.0 to 1.0 as of the end of any fiscal quarter;

•
consolidated Tangible Net Worth (as defined in the Credit Agreement) must equal or exceed $455,091,200 plus 50% of positive cumulative consolidated net income for each fiscal quarter beginning with the quarter ended December 31, 2012, plus 50% of the cumulative net proceeds of any equity offering;

•	capital expenditures during any fiscal year cannot exceed $30 million;

•	cash dividends and distributions during any fiscal year cannot exceed $20 million;

•	stock repurchases during the term of the agreement cannot exceed $250 million and cannot exceed $100 million in a single fiscal year;

•	permitted acquisitions (as defined in the Credit Agreement) during any fiscal year cannot exceed $250 million;

•	the Company must maintain positive consolidated income from operations (as defined in the Credit Agreement) during any fiscal quarter; and

•	restrictions on changes in control.
The revolving credit facility also bears an unused commitment fee of 0.375% per annum, payable quarterly in arrears.
The Company's borrowings at December 31, 2012 consisted of $122 million in 30-day Eurodollar rate loans and $5 in million base rate loans with a weighted average interest rate of 2.74%. In addition, the Company had $200 million outstanding on the term loan at December 31, 2012 with an annual interest rate as of December 31, 2012 of 2.71%. Refer to Note 9 "Long-Term Debt" for payment details related to the term loan.
The Company's previous credit facility included an aggregate principal amount available of $407.5 million as of December 31, 2011, which consisted of a $50 million fixed rate loan and a $357.5 million revolving credit facility. Borrowings under the revolving credit facility consisted of 30-day Eurodollar rate loans and base rate loans with a weighted average interest rate of 3.16%. The Company also paid an unused line fee for its previous credit facility equal to 0.375% on any unused portion of the facility. The credit facility was collateralized by substantially all of the Company's assets and contained certain restrictive covenants.
The Company had $327.0 million and $220.0 million of borrowings outstanding on its credit facilities as of December 31, 2012 and 2011, respectively, of which $50 million represented borrowing under a non-revolving fixed rate loan at December 31, 2011.
The Company was in compliance with all covenants of its credit facilities as of December 31, 2012 and 2011.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

9. Long-Term Debt:
On December 19, 2012, the Company entered into the Credit Agreement. Under the terms of the Credit Agreement, the credit facility includes a $200 million floating rate term loan that matures on December 19, 2017. The term loan accrues interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum. See Note 8 for additional details regarding interest rates and restrictive covenants. The term loan includes quarterly principal payments on the last day of each calendar quarter beginning March 31, 2013 and ending on the maturity date of December 19, 2017.
On February 6, 2009, the Company entered into a commercial loan agreement to finance computer software and equipment purchases in the amount of approximately $2.0 million. The loan was a three year loan with a fixed rate of 4.78% and it matured on February 28, 2012.
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
The following principal payments are due on the Company's long-term debt as of December 31, 2012 during the calendar year indicated (amounts in thousands):

2013	$5,542
2014	10,000
2015	15,000
2016	20,000
2017	150,000
Total	$200,542
10. Property and Equipment, net:
Property and equipment, at cost, consist of the following as of December 31, 2012 and 2011 (amounts in thousands):

	2012	2011
Software	$29,467	$25,252
Computer equipment	14,129	12,221
Furniture and fixtures	7,220	6,501
Equipment	8,674	7,798
Leasehold improvements	7,231	6,117
Building and improvements	7,014	6,987
Land	1,269	1,269
Accumulated depreciation and amortization	(49,692)	(40,418)
Property and equipment, net	$25,312	$25,727
Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2012, 2011 and 2010 was $8.7 million, $8.1 million and $7.2 million, respectively.
The Company, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of December 31, 2012 and 2011, the Company has incurred and capitalized $7.8 million and $6.1 million, respectively, of these direct payroll costs related to software developed for internal use. As of both December 31, 2012 and 2011, $1.3 million of these costs

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

are for projects that are in the development stage and therefore are a component of “Other assets.” Once the projects are completed, the costs will be transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense relating to this internally developed software as of and for the years ended December 31, 2012 and 2011 were $1.2 million and $0.8 million, respectively. Remaining unamortized costs relating to this internally developed software as of and for the years ended December 31, 2012 and 2011 were $3.9 million and $3.3 million, respectively.
11. Fair Value Measurements and Disclosures:
In accordance with the disclosure requirements of FASB ASC Topic 825, “Financial Instruments” (“ASC 825”), the table below summarizes fair value estimates for the Company’s financial instruments. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts in the table are recorded in the consolidated balance sheet at December 31, 2012 and 2011, under the indicated captions (amounts in thousands):

	2012		2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$32,687	$32,687	$26,697	$26,697
Finance receivables, net	1,078,951	1,776,049	926,734	1,269,277
Financial liabilities:
Line of credit	$127,000	$127,000	$220,000	$220,000
Long-term debt	200,542	200,542	1,246	1,246

As of December 31, 2012, and 2011, the Company did not account for any financial assets or financial liabilities at fair value. As defined by FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Those levels of input are summarized as follows:

•Level 1 - Quoted prices in active markets for identical assets and liabilities.

•
Level 2 - Observable inputs other than level 1 quoted prices, such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 - Unobservable inputs that are supported by little or no market activity. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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
Finance receivables, net: The Company records purchased receivables at cost, which represents a significant discount from the contractual receivable balances due. The Company computed the estimated fair value of these receivables using proprietary pricing models that the Company utilizes to make portfolio purchase decisions. Accordingly, the Company's fair value estimates use level 3 inputs as there is little observable market data available and management is required to use significant judgment in its estimates.

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
Assets measured at fair value on a non-recurring basis at December 31, 2012 consist of acquired assets from business acquisitions that were completed during 2012. See Note 7 for the methodologies used to measure the fair value of these assets using level 3 inputs.
12. Share-Based Compensation:
The Company has a stock option and nonvested share plan. The Company created the 2002 Stock Option Plan (the “Plan”) on November 7, 2002. The Plan was amended in 2004 (the “Amended Plan”) to enable the Company to issue nonvested shares of stock to its employees and directors. On March 19, 2010, the Company adopted the 2010 Stock Plan (the "2010 Stock Plan"), which was approved by its shareholders at the 2010 Annual Meeting. The 2010 Stock Plan is a further amendment to the Amended Plan, and contains, among other things, specific performance metrics with respect to performance-based stock awards. Up to 2,000,000 shares of common stock may be issued under the 2010 Stock Plan.
As of December 31, 2012, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program (“LTI”)) is estimated to be $3.6 million with a weighted average remaining life for all nonvested shares of 2.1 years (not including nonvested shares granted under the LTI program). As of December 31, 2012, there are no future compensation costs related to stock options and there are no remaining vested stock options to be exercised. Based upon historical data, the Company used an annual forfeiture rate of 14% for stock options and 15-40% for nonvested shares for most of the employee grants. Grants made to key employees and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group.
Total share-based compensation expense was $11.3 million, $7.8 million and $4.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense (windfall tax benefits) recognized under the provisions of ASC 718 are credited to additional paid-in capital in the Company's Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $4.7 million, $2.1 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Stock Options
PRA has issued stock options in periods prior to those presented in these financial statements.  No stock options were issued in 2012, 2011 or 2010.  In addition, there are no outstanding stock options at December 31, 2012 or 2011.
Nonvested Shares
With the exception of the awards made pursuant to the LTI program and a few employee and director grants the nonvested shares vest ratably over three to five years and are expensed over their vesting period.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

The following summarizes all nonvested share transactions, excluding those related to the LTI program, from December 31, 2009 through December 31, 2012 (amounts in thousands, except per share amounts):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2009	81	$40.24
Granted	57	53.06
Vested	(37)	41.46
Cancelled	(10)	39.61
December 31, 2010	91	47.89
Granted	48	76.59
Vested	(53)	55.97
Cancelled	(5)	50.34
December 31, 2011	81	59.31
Granted	53	65.99
Vested	(34)	59.36
Cancelled	(4)	69.92
December 31, 2012	96	$62.52
The total grant date fair value of shares vested during the years ended December 31, 2012, 2011 and 2010, was $2.0 million, $3.0 million and $1.5 million, respectively.
Long-Term Incentive Program
Pursuant to the Amended Plan, the Compensation Committee may grant time-vested and performance based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company. The following summarizes all LTI share transactions from December 31, 2009 through December 31, 2012 (amounts in thousands, except per share amounts):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2009	182	$29.47
Granted at target level	54	48.71
Expired	(73)	36.22
Cancelled	(41)	26.01
December 31, 2010	122	35.05
Granted at target level	74	75.50
Adjustments for actual performance	15	48.71
Vested	(16)	48.71
Cancelled	(12)	39.55
December 31, 2011	183	51.03
Granted at target level	66	62.20
Adjustments for actual performance	40	54.01
Vested	(118)	37.75
Cancelled	(5)	67.66
December 31, 2012	166	$65.14
The total grant date fair value of shares vested during the years ended December 31, 2012, 2011 and 2010, was $4.5 million, $0.8 million and $0, respectively.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

At December 31, 2012, total future compensation costs, assuming the current estimated performance levels are achieved, related to nonvested share awards granted under the LTI program are estimated to be approximately $5.3 million. The Company assumed a 7.5% forfeiture rate for these grants and the remaining shares have a weighted average life of 1.5 years at December 31, 2012.
13. Earnings per Share:
Basic earnings per share (“EPS”) are computed by dividing net income available to common shareholders of Portfolio Recovery Associates, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options and nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of stock options and nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be received upon assumed exercise. The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands, except per share amounts):

	2012			2011			2010
	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$126,593	16,997	$7.45	$100,791	17,110	$5.89	$73,454	16,820	$4.37
Dilutive effect of nonvested share awards		126			120			65
Diluted EPS	$126,593	17,123	$7.39	$100,791	17,230	$5.85	$73,454	16,885	$4.35
There were no antidilutive options outstanding as of December 31, 2012, 2011 and 2010.
14. Stockholders’ Equity:
On February 2, 2012, the Company's board of directors authorized a share repurchase program to purchase up to $100.0 million of the Company's outstanding shares of common stock on the open market. During the year ended December 31, 2012, the Company repurchased 331,449 shares of its common stock at an average price of $68.57 per share. At December 31, 2012, the maximum remaining purchase price for share repurchases under the plan is approximately $77.3 million.
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

The income tax expense recognized for the years ended December 31, 2012, 2011 and 2010 is comprised of the following (amounts in thousands):

	Federal	State	Foreign	Total
For the year ended December 31, 2012:
Current tax expense/(benefit)	$76,067	$14,051	$(563)	$89,555
Deferred tax (benefit)/expense	(8,837)	(278)	494	(8,621)
Total income tax expense/(benefit)	$67,230	$13,773	$(69)	$80,934
For the year ended December 31, 2011:
Current tax expense	$31,185	$6,207	$—	$37,392
Deferred tax expense	24,054	4,873	—	28,927
Total income tax expense	$55,239	$11,080	$—	$66,319
For the year ended December 31, 2010:
Current tax benefit	$(481)	$(8)	$—	$(489)
Deferred tax expense	40,163	7,330	—	47,493
Total income tax expense	$39,682	$7,322	$—	$47,004
The Company has recognized a net deferred tax liability of $185.3 million and $193.9 million as of December 31, 2012 and 2011, respectively. The components of the net deferred tax liability are as follows (amounts in thousands):

Deferred tax assets:	2012	2011
Employee compensation	$5,179	$3,313
Allowance for doubtful accounts	906	752
State tax credit carryforward	644	685
State net operating loss carryforward	—	45
Accrued liabilities	3,060	1,365
Guaranteed payments	734	488
Leases	448	444
Acquisition costs	704	300
Total deferred tax assets	11,675	7,392
Deferred tax liabilities:
Depreciation expense	3,364	4,088
Intangible assets and goodwill	1,669	628
Prepaid expenses	1,231	1,128
Other	554	110
Use of cost recovery for income tax purposes	190,134	195,336
Total deferred tax liability	196,952	201,290
Net deferred tax liability	$185,277	$193,898
A reconciliation of the Company’s expected tax expense at the statutory federal tax rate to actual tax expense for the years ended December 31, 2012, 2011 and 2010 is as follows (amounts in thousands):

	2012	2011	2010
Expected tax expense at statutory federal rates	$72,462	$58,612	$42,306
State tax expense, net of federal tax benefit	8,546	7,379	4,759
Other	(74)	328	(61)
Total income tax expense	$80,934	$66,319	$47,004
The guidance of ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There were no unrecognized tax benefits as of December 31, 2012 and 2011. ASC 740 requires the recognition of interest, if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. No interest or penalties were accrued at December 31, 2012 or 2011.
A valuation allowance for deferred tax assets has not been provided at December 31, 2012 or 2011 since management believes it is more likely than not that the deferred tax assets will be realized. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s results of operations and financial position. At December 31, 2012, the Company had state income tax credit carryforwards of approximately $0.6 million which will begin to expire starting in the year ending December 31, 2021.
The Company was notified on June 21, 2007 that it was being examined by the Internal Revenue Service (IRS) for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. The Company believes it has sufficient support for the technical merits of its positions and that it is more likely than not they will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary. The Company believes cost recovery to be an acceptable tax revenue recognition method for companies in the bad debt purchasing industry. For tax purposes, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any taxable income is recognized.  On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005.  On November 2, 2011, the Company filed a petition in the United States Tax Court. If the Company is unsuccessful in the United States Tax Court, it can appeal to the federal Circuit Court of Appeals. Payment of the assessed taxes and interest could have an adverse affect on the Company’s financial condition, be material to the Company’s results of operations, and possibly require additional financing from other sources. In accordance with the Internal Revenue Code, underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points. An additional two percentage points applies to large corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code. The Company files taxes in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. On June 30, 2011, the Company was notified by the IRS that the audit period will be expanded to include the tax years ended December 31, 2009 and 2008.
At December 31, 2012, the tax years subject to examination by the major taxing jurisdictions, including the IRS, are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2007, 2006 and 2005 tax years were extended through December 31, 2011; however, because the IRS issued the Notice of Deficiency prior to December 31, 2011, the period for assessment is suspended until a decision of the Tax Court becomes final. The statute of limitations for the 2008, 2009 and 2010 tax years has been extended to September 26, 2014.
 As of December 31, 2012, the cumulative unremitted earnings of the Company's foreign subsidiaries are approximately $1.2 million. There were no repatriations of these unremitted earnings during 2012. The Company intends for predominantly all foreign earnings to be indefinitely reinvested in its foreign operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these permanently reinvested earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

16. Commitments and Contingencies:
Employment Agreements:
The Company has employment agreements, most of which expire on December 31, 2014, with all of its executive officers and with several members of its senior management group. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. As of December 31, 2012, estimated future compensation under these agreements is approximately $15.4 million. The agreements also contain confidentiality and non-compete provisions.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at December 31, 2012 is approximately $22.9 million.
Litigation:
The Company is from time to time subject to routine legal claims and proceedings, most of which are incidental to the ordinary course of its business. The Company initiates lawsuits against customers and is occasionally countersued by them in such actions. Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against the Company in which they allege that the Company has violated a state or federal law in the process of collecting on an account.  From time to time, other types of lawsuits are brought against the Company. Additionally, the Company receives subpoenas and other requests for information from regulators or governmental authorities who are investigating the Company's debt collection activities. The Company makes every effort to respond appropriately to such requests. From time to time, other types of lawsuits are brought against the Company.
The Company accrues for potential liability arising from legal proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated.  This determination is based upon currently available information for those proceedings in which the Company is involved, taking into account the Company's best estimate of such losses for those cases for which such estimates can be made. The Company's estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the number of unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims), and the related uncertainty of the potential outcomes of these proceedings. In making determinations of the likely outcome of pending litigation, the Company considers many factors, including, but not limited to, the nature of the claims, the Company's experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative mechanisms, the matter's current status and the damages sought or demands made. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
Subject to the inherent uncertainties involved in such proceedings, the Company believes, based upon its current knowledge and after consultation with counsel, that the legal proceedings currently pending against it, including those that fall outside of the Company's routine legal proceedings, should not, either individually or in the aggregate, have a material adverse impact on the Company's financial condition.  However, it is possible, in light of the uncertainties involved in such proceedings or due to unexpected future developments, that an unfavorable resolution of a legal proceeding or claim could occur which may be material to the Company's financial condition, results of operations, or cash flows for a particular period.
Excluding the matters described below and other putative class action suits which the Company believes are not material, the high end of the range of potential litigation losses in excess of the amount accrued is estimated by management to be less than $1,000,000 as of December 31, 2012. Notwithstanding our attempt to estimate a range of possible losses in excess of the amount accrued based on current information, actual future losses may exceed both the Company's accrual and the range of potential litigation losses disclosed above.
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are exclusive of potential recoveries, if any, under the Company's insurance policies or third party indemnities. The Company has not recorded any potential recoveries under the Company's insurance policies or third party indemnities.
The matters described below fall outside of the normal parameters of the Company's routine legal proceedings.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

Telephone Consumer Protection Act Litigation
As previously disclosed, the Company has been named as defendant in a number of putative class action cases, each alleging that the Company violated the Telephone Consumer Protection Act by calling consumers' cellular telephones without their prior express consent.  On December 21, 2011, the United States Judicial Panel on Multi-District Litigation entered an order transferring these matters into one consolidated proceeding in the United States District Court for the Southern District of California.  On November 14, 2012, the putative class plaintiffs filed their amended consolidated complaint in the matter, now styled as In re Portfolio Recovery Associates, LLC Telephone Consumer Protection Act Litigation, case No. 11-md-02295 (the “MDL action”).  The Company has filed a motion to dismiss the amended consolidated complaint.
On October 12, 2012, the United States Court of Appeals for the Ninth Circuit, affirmed the decision of the United States District Court for the Southern District of California in the matter of Meyer v. Portfolio Recovery Associates, LLC, Case No. 11-cv-01008, which imposed a preliminary injunction prohibiting the Company from using its Avaya Proactive Contact Dialer to place calls to cellular telephones with California area codes that were obtained through skip-tracing.  On December 28, 2012, the United States Court of Appeals for the Ninth Circuit denied the Company's petition seeking a rehearing en banc.   Meyer is one of the cases included in the MDL action listed above. Both Meyer and the MDL action are ongoing and no final determination on the merits in either has been made.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at December 31, 2012 is approximately $204.5 million.
Redeemable Noncontrolling Interest:
In connection with the Company's acquisition of 62% of the membership units of CCB on March 15, 2010, the Company acquired the right through February 28, 2015 to purchase, at a predetermined price, the remaining 38% of the membership units of CCB not held by the Company. Also, the owners of the noncontrolling interest can require the Company to purchase their respective interest during the period beginning on March 1, 2012 and ending on February 28, 2018. On February 6, 2013, the Company provided notice that it would exercise its right to acquire one-half of the outstanding noncontrolling interest for $1.1 million computed on a contractual formula. While the actual amount or timing of any future payment related to the remaining 19% of outstanding interest is unknown at this time, the maximum amount of consideration which could be paid for that interest is $11.4 million.
Contingent Purchase Price:
The NCM acquisition includes an earn-out provision whereby the sellers are able to earn additional cash consideration for achieving certain cash collection thresholds over a five year period. The maximum amount of earn-out during the period is $15.0 million. As of December 31, 2012, the Company has recorded a present fair amount for this liability of $7.0 million.
Finance Receivables:
Certain agreements for the purchase of finance receivables portfolios contain provisions that may, in limited circumstances, require the Company to refund a portion or all of the collections subsequently received by the Company on particular accounts. The potential refunds as of the balance sheet date are not considered to be significant.
Internal Revenue Service Audit
The U.S. Internal Revenue Service (the “IRS”) examined the Company's tax returns for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. The Company believes it has sufficient support for the technical merits of its positions and that it is more likely than not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary. On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005.  The Company subsequently filed a petition in the United States Tax Court to which the IRS responded on January 12, 2012. If the Company is unsuccessful in the United States Tax Court, it can appeal to the federal Circuit Court of Appeals.  Refer to Note 15 “Income Taxes” for additional information.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

17. 401(k) Retirement Plan:
The Company sponsors a defined contribution plan. Under the plan, all employees over eighteen years of age are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to Internal Revenue Service limitations, after completing six months of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee’s salary. Total compensation expense related to these contributions was $1.6 million, $1.5 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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
We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment, management has determined that, as of December 31, 2012, its internal control over financial reporting was effective based on the criteria set forth in the COSO framework. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2012, which is included herein.
The scope of management's assessment of internal controls over financial reporting did not include our recently acquired subsidiary, MHH, or our recent purchase of certain finance receivables and certain operating assets of NCM, which were excluded from our evaluation. These businesses represent approximately 11% of total assets and approximately 3% of total revenues reflected in our consolidated financial statements as of and for the year ended December 31, 2012.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Portfolio Recovery Associates, Inc.:
We have audited Portfolio Recovery Associates, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Portfolio Recovery Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on Portfolio Recovery Associates, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Portfolio Recovery Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Portfolio Recovery Associates, Inc. acquired 100% of the equity interest of Mackenzie Hall Holdings, Limited (MHH) and certain assets of National Capital Management, LLC (NCM) during 2012, and management excluded from its assessment of the effectiveness of Portfolio Recovery Associates, Inc.’s internal control over financial reporting as of December 31, 2012, MHH’s and NCM's internal control over financial reporting associated with approximately 11% of total assets and approximately 3% of total revenues reflected in the consolidated financial statements of Portfolio Recovery Associates, Inc. and subsidiaries as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of Portfolio Recovery Associates, Inc. also excluded an evaluation of the internal control over financial reporting of MHH and NCM.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Portfolio Recovery Associates, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated income statements, and statements of comprehensive income, changes in stockholders’ equity , and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Norfolk, Virginia
February 28, 2013

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the sections labeled “Security Ownership of Management and Directors,” “Board of Directors,” “Executive Officers,” “Corporate Governance,” “Committees of the Board of Directors” and “Report of the Audit Committee” in the Company’s definitive Proxy Statement in connection with the Company’s 2013 Annual Meeting of Shareholders.
Item 11. Executive Compensation.
The information required by Item 11 is incorporated herein by reference to (a) the section labeled “Compensation Discussion and Analysis” in the Company’s definitive Proxy Statement in connection with the Company’s 2013 Annual Meeting of Shareholders and (b) the section labeled “Compensation Committee Report” in the Company’s definitive Proxy Statement in connection with the Company’s 2013 Annual Meeting of Shareholders, which section (and the report contained therein) shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of such furnishing in this Item 11.
Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.
The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Management and Directors” in the Company’s definitive Proxy Statement in connection with the Company’s 2013 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is incorporated herein by reference to the sections labeled “Policies for Approval of Related Party Transactions” and “Director Independence” in the Company’s definitive Proxy Statement in connection with the Company’s 2013 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 is incorporated herein by reference to the section labeled “Fees Paid to KPMG LLP” in the Company’s definitive Proxy Statement in connection with the Company’s 2013 Annual Meeting of Shareholders.

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

10.9
Credit Agreement dated as of December 19, 2012 by and among Portfolio Recovery Associates, Inc., Portfolio Recovery Associates, LLC, PRA Holding I, LLC, PRA Location Services, LLC, PRA Government Services, LLC, PRA Receivables Management, LLC, PRA Holding II, LLC, PRA Holding III, LLC, MuniServices, LLC, PRA Professional Services, LLC, PRA Financial Services, LLC, Bank of America, N.A. as administrative agent, swing line lender, and l/c issuer, Wells Fargo Bank, N.A. and SunTrust Bank as co-syndication agents, KeyBank, National Association, as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and SunTrust Robinson Humphrey, Inc. as joint lead arrangers and joint book managers, and the lenders named therein. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 20, 2012).

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

Portfolio Recovery Associates, Inc.
(Registrant)

Date: February 28, 2013	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: February 28, 2013	By:	/s/ Kevin P. Stevenson
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

Date: February 28, 2013	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: February 28, 2013	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

Date: February 28, 2013	By:	/s/ John H. Fain
John H. Fain
Director

Date: February 28, 2013	By:	/s/ John E. Fuller
John E. Fuller
Director

Date: February 28, 2013	By:	/s/ Penelope W. Kyle
Penelope W. Kyle
Director

Date: February 28, 2013	By:	/s/ David N. Roberts
David N. Roberts
Director

Date: February 28, 2013	By:	/s/ Scott M. Tabakin
Scott M. Tabakin
Director

Date: February 28, 2013	By:	/s/ James M. Voss
James M. Voss
Director