Form 10-Q
period 2013-03-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2013-05-08
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2013
Common Stock, $0.01 par value	16,904,120

PORTFOLIO RECOVERY ASSOCIATES, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2013 and December 31, 2012
(unaudited)
(Amounts in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$39,111	$32,687
Finance receivables, net	1,169,747	1,078,951
Accounts receivable, net	9,234	10,486
Property and equipment, net	25,470	25,312
Goodwill	106,912	109,488
Intangible assets, net	18,550	20,364
Other assets	13,715	11,668
Total assets	$1,382,739	$1,288,956
Liabilities and Equity
Liabilities:
Accounts payable	$12,590	$12,155
Accrued expenses and other liabilities	20,283	18,953
Income taxes payable	22,349	3,125
Accrued payroll and bonuses	9,260	12,804
Net deferred tax liability	185,772	185,277
Line of credit	172,000	127,000
Long-term debt	199,159	200,542
Total liabilities	621,413	559,856
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	10,336	20,673
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, 60,000 authorized shares, 16,959 issued and outstanding shares at March 31, 2013, and 16,909 issued and outstanding shares at December 31, 2012	170	169
Additional paid-in capital	159,596	151,216
Retained earnings	592,791	554,191
Accumulated other comprehensive (loss)/income	(1,567)	2,851
Total stockholders’ equity	750,990	708,427
Total liabilities and equity	$1,382,739	$1,288,956
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the three months ended March 31, 2013 and 2012
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Income recognized on finance receivables, net	$154,792	$124,226
Fee income	14,767	15,920
Total revenues	169,559	140,146
Operating expenses:
Compensation and employee services	44,997	39,694
Legal collection fees	10,529	7,617
Legal collection costs	20,501	23,669
Agent fees	1,609	1,627
Outside fees and services	7,447	5,860
Communications	8,961	8,253
Rent and occupancy	1,687	1,611
Depreciation and amortization	3,366	3,656
Other operating expenses	4,575	3,738
Total operating expenses	103,672	95,725
Income from operations	65,887	44,421
Other income and (expense):
Interest income	—	1
Interest expense	(2,689)	(2,653)
Income before income taxes	63,198	41,769
Provision for income taxes	24,681	16,580
Net income	$38,517	$25,189
Adjustment for loss attributable to redeemable noncontrolling interest	(83)	(273)
Net income attributable to Portfolio Recovery Associates, Inc.	$38,600	$25,462
Net income per common share attributable to Portfolio Recovery Associates, Inc:
Basic	$2.28	$1.48
Diluted	$2.26	$1.47
Weighted average number of shares outstanding:
Basic	16,937	17,196
Diluted	17,091	17,267
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2013 and 2012
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$38,517	$25,189
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(4,418)	1,347
Total other comprehensive (loss)/income	(4,418)	1,347
Comprehensive income	34,099	26,536
Comprehensive loss attributable to noncontrolling interest	(83)	(273)
Comprehensive income attributable to Portfolio Recovery Associates, Inc.	$34,182	$26,809
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2013
(unaudited)
(Amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2012	16,909	$169	$151,216	$554,191	$2,851	$708,427
Components of comprehensive income:
Net income attributable to Portfolio Recovery Associates, Inc.	—	—	—	38,600	—	38,600
Foreign currency translation adjustment	—	—	—	—	(4,418)	(4,418)
Vesting of nonvested shares	66	1	(1)	—	—	—
Repurchase and cancellation of common stock	(16)	—	(1,912)	—	—	(1,912)
Amortization of share-based compensation	—	—	2,986	—	—	2,986
Income tax benefit from share-based compensation	—	—	2,207	—	—	2,207
Employee stock relinquished for payment of taxes	—	—	(4,002)	—	—	(4,002)
Purchase of noncontrolling interest	—	—	9,162	—	—	9,162
Adjustment of the noncontrolling interest measurement amount	—	—	(60)	—	—	(60)
Balance at March 31, 2013	16,959	$170	$159,596	$592,791	$(1,567)	$750,990
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2013 and 2012
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$38,517	$25,189
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	2,986	2,347
Depreciation and amortization	3,366	3,656
Deferred tax expense	529	403
Changes in operating assets and liabilities:
Other assets	(2,070)	711
Accounts receivable	1,149	2,922
Accounts payable	588	(3,687)
Income taxes	19,088	1,118
Accrued expenses	(2,503)	(3,419)
Accrued payroll and bonuses	(3,537)	(9,181)
Net cash provided by operating activities	58,113	20,059
Cash flows from investing activities:
Purchases of property and equipment	(2,466)	(1,152)
Acquisition of finance receivables, net of buybacks	(212,389)	(108,176)
Collections applied to principal on finance receivables	120,671	93,770
Business acquisition, net of cash acquired	—	(48,653)
Net cash used in investing activities	(94,184)	(64,211)
Cash flows from financing activities:
Income tax benefit from share-based compensation	2,207	1,440
Proceeds from line of credit	95,000	95,000
Principal payments on line of credit	(50,000)	(50,000)
Repurchases of common stock	(1,912)	(2,081)
Cash paid for purchase of portion of noncontrolling interest	(1,150)	—
Distributions paid to noncontrolling interest	(51)	—
Principal payments on long-term debt	(1,384)	(310)
Net cash provided by financing activities	42,710	44,049
Effect of exchange rate on cash	(215)	1,474
Net increase in cash and cash equivalents	6,424	1,371
Cash and cash equivalents, beginning of period	32,687	26,697
Cash and cash equivalents, end of period	$39,111	$28,068
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,656	$2,557
Cash paid for income taxes	2,866	12,497
Noncash investing and financing activities:
Adjustment of the noncontrolling interest measurement amount	$(60)	$(1,225)
Distributions payable relating to noncontrolling interest	2	—
Purchase of noncontrolling interest	9,162	—
Employee stock relinquished for payment of taxes	(4,002)	(2,066)
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Organization and Business:
Portfolio Recovery Associates, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) is a financial and business service company operating principally in the United States and the United Kingdom.  Two call centers, one in the Philippines and one in Panama, operate under contract with the Company. The Company’s primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. The Company also services receivables on behalf of clients on either a commission or transaction-fee basis and provides class action claims settlement recovery services and related payment processing to corporate clients.
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
The following table shows the amount of revenue generated for the three months ended March 31, 2013 and 2012 and long-lived assets held at March 31, 2013 and 2012 by geographical location (amounts in thousands):

	As Of And For The		As Of And For The
	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$166,929	$23,770	$135,508	$25,137
United Kingdom	2,630	1,700	4,638	1,232
Total	$169,559	$25,470	$140,146	$26,369
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of March 31, 2013, its consolidated income statements and statements of comprehensive income for the three months ended March 31, 2013 and 2012, its consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2013, and its consolidated statements of cash flows for the three months ended March 31, 2013 and 2012. The consolidated income statements of the Company for the three months ended March 31, 2013 may not be indicative of future results. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K, filed on February 28, 2013.

2.	Finance Receivables, net:
The Company accounts for its investment in finance receivables under the guidance of ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”).  The Company acquires portfolios of accounts that have experienced deterioration of credit quality between origination and the Company's acquisition of the accounts. The amount paid for a portfolio reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to an account's contractual terms. At acquisition, the Company reviews the accounts to determine whether there is evidence of deterioration of credit quality since origination, and if it is probable that the Company will be unable to collect all amounts due according to the loan's contractual terms.  If both conditions exist, the Company then determines whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows (expected at acquisition) for each acquired portfolio based on the Company's proprietary models, and the Company subsequently aggregates portfolios of accounts into pools. The Company determines the excess of the

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the pool's cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining estimated life of the pool (accretable yield). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows, based on the Company's estimates derived from its proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet.
Under ASC 310-30 static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which may include certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30, utilizing the interest method, initially freezes the yield, estimated when the accounts are purchased, as the basis for subsequent impairment testing. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company's proprietary collection models. Income on finance receivables is accrued quarterly based on each static pool's effective yield. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a pool's remaining life.  Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. Cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as principal amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, the Company does not record accretion in the first six to twelve months of the life of the pool; accordingly, the Company utilizes either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the pool. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These cost recovery pools are not aggregated with other pools. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the pool, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above.  At March 31, 2013 and 2012, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $12.3 million and $0.8 million, respectively; at December 31, 2012, the amount was $4.2 million.
The Company establishes valuation allowances, if necessary, for acquired accounts subject to ASC 310-10. Valuation allowances are established only subsequent to acquisition of the accounts. At March 31, 2013 and 2012, the Company had a valuation allowance against its finance receivables of $95.3 million and $87.1 million, respectively; at December 31, 2012, the valuation allowance was $93.1 million.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

and will also consider revising estimated future cash flows based on current period information, or take no action if the pool's amortization period is reasonable and falls within the currently projected economic life.
Changes in finance receivables, net for the three months ended March 31, 2013 and 2012 were as follows (amounts in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Balance at beginning of period	$1,078,951	$926,734
Acquisitions of finance receivables, net of buybacks	212,389	112,093
Foreign currency translation adjustment	(922)	185
Cash collections	(275,463)	(217,996)
Income recognized on finance receivables, net	154,792	124,226
Cash collections applied to principal	(120,671)	(93,770)
Balance at end of period	$1,169,747	$945,242

At the time of acquisition, the life of each pool is generally estimated to be between 60 to 96 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, cash collections applied to principal on finance receivables as of March 31, 2013 are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

March 31, 2014	$392,143
March 31, 2015	327,492
March 31, 2016	249,805
March 31, 2017	146,491
March 31, 2018	53,816
$1,169,747
During the three months ended March 31, 2013 and 2012, the Company purchased approximately $1.85 billion and $1.46 billion, respectively, in face value of charged-off consumer receivables. At March 31, 2013, the estimated remaining collections (“ERC”) on the receivables purchased in the three months ended March 31, 2013 and 2012, were $378.0 million and $151.9 million, respectively.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three months ended March 31, 2013 and 2012 were as follows (amounts in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Balance at beginning of period	$1,239,674	$1,026,614
Income recognized on finance receivables, net	(154,792)	(124,226)
Additions	182,505	99,552
Net reclassifications from nonaccretable difference	53,764	86,638
Foreign currency translation adjustment	(4,007)	174
Balance at end of period	$1,317,144	$1,088,752

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A valuation allowance is recorded for significant decreases in expected cash flows or a change in the expected timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. In any given period, the Company may be required to record valuation allowances due to pools of receivables underperforming expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently on the overall profitability of purchased pools of defaulted consumer receivables would include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relate to the collection and movement of accounts on both the collection floor of the Company and external channels), as well as decreases in productivity related to turnover and tenure of the Company’s collection staff. The following is a summary of activity within the Company’s valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	Three Months Ended March 31, 2013
	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total
Valuation allowance - finance receivables:
Beginning balance	$74,500	$18,623	$93,123
Allowance charges	300	4,660	4,960
Reversal of previous recorded allowance charges	(2,700)	(87)	(2,787)
Net allowance charges	(2,400)	4,573	2,173
Ending balance	$72,100	$23,196	$95,296
Finance receivables, net (3):	$586,916	$570,877	$1,157,793

	Three Months Ended March 31, 2012
	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total
Valuation allowance - finance receivables:
Beginning balance	$76,580	$9,991	$86,571
Allowance charges	1,350	1,100	2,450
Reversal of previous recorded allowance charges	(1,820)	(136)	(1,956)
Net allowance charges	(470)	964	494
Ending balance	$76,110	$10,955	$87,065
Finance receivables, net (3):	$453,709	$486,137	$939,846

(1)
“Core” accounts or portfolios refer to accounts or portfolios that are defaulted consumer receivables and are not in a bankrupt status upon purchase. These accounts are aggregated separately from purchased bankruptcy accounts.

(2)	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy status when purchased, and as such, are purchased as a pool of bankrupt accounts.

(3)	At March 31, 2013, the MHH finance receivables balance was $12.0 million against which there was no valuation allowance recorded; therefore it is not included in this roll-forward.

3.	Line of Credit:
On December 19, 2012, the Company entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). Under the terms of the Credit Agreement, the credit facility includes an aggregate principal amount available of $600.0 million (subject to the borrowing base and applicable debt covenants) which consists of a $200.0 million floating rate term loan that matures on December 19, 2017 and a $400.0 million revolving credit facility that matures on December 19, 2017. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. The Company’s revolving

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

credit facility includes a $20 million swingline loan sublimit, a $20 million letter of credit sublimit and a $20 million alternative currency equivalent sublimit. It also contains an accordion loan feature that allows the Company to request an increase of up to $250.0 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to terms of the Credit Agreement. No existing lender is obligated to increase its commitment. The Credit Agreement is secured by a first priority lien on substantially all of the Company’s assets. The Credit Agreement contains restrictive covenants and events of default including the following:

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
The Company's borrowings at March 31, 2013 consisted of $148.0 million in 30-day Eurodollar rate loans and $24.0 million in base rate loans with a weighted average interest rate of 2.74%. In addition, the Company had $198.8 million outstanding on the term loan at March 31, 2013 with an annual interest rate as of March 31, 2013 of 2.70%. Refer to Note 4 "Long-Term Debt" for payment details related to the term loan.
The Company had $370.8 million and $327.0 million of borrowings outstanding on its credit facilities as of March 31, 2013 and December 31, 2012, respectively. These total borrowings include long-term debt as discussed in Note 4 "Long-Term Debt".
The Company was in compliance with all covenants of its credit facilities as of March 31, 2013 and December 31, 2012.

4.	Long-Term Debt:
On December 19, 2012, the Company entered into the Credit Agreement. Under the terms of the Credit Agreement, the credit facility includes a $200 million floating rate term loan that matures on December 19, 2017. The term loan accrues interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum. See Note 3 "Line of Credit" for additional details regarding interest rates and restrictive covenants. The term loan includes quarterly principal payments on the last day of each calendar quarter beginning March 31, 2013 and ending on the maturity date of December 19, 2017.
On December 15, 2010, the Company entered into a commercial loan agreement to finance computer software and equipment purchases in the amount of approximately $1.6 million. The loan is collateralized by the related computer software and equipment. The loan term is 3 years with a fixed rate of 3.69% with monthly installments, including interest, of $46,108 beginning on January 15, 2011, and it matures on December 15, 2013.
The following principal payments are due on the Company's long-term debt as of March 31, 2013 for the twelve month periods ending (amounts in thousands):

March 31, 2014	$6,659
March 31, 2015	11,250
March 31, 2016	16,250
March 31, 2017	25,000
March 31, 2018	140,000
Total	$199,159

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	Property and Equipment, net:
Property and equipment, at cost, consisted of the following as of the dates indicated (amounts in thousands):

	March 31, 2013	December 31, 2012
Software	$30,137	$29,467
Computer equipment	13,862	14,129
Furniture and fixtures	7,311	7,220
Equipment	9,434	8,674
Leasehold improvements	7,323	7,231
Building and improvements	7,012	7,014
Land	1,269	1,269
Accumulated depreciation and amortization	(50,878)	(49,692)
Property and equipment, net	$25,470	$25,312
Depreciation and amortization expense relating to property and equipment for the three months ended March 31, 2013 and 2012, was $2.2 million and $2.2 million, respectively.
The Company, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of March 31, 2013 and December 31, 2012, the Company incurred and capitalized approximately $8.4 million and $7.8 million, respectively, of these direct payroll costs and external direct costs related to software developed for internal use. Of these costs, at March 31, 2013 and December 31, 2012, approximately $1.4 million and $1.3 million, respectively, is for projects that were in the development stage and, therefore are a component of “Other Assets.” Once the projects are completed, the costs are transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense for the three months ended March 31, 2013 and 2012, was approximately $0.3 million and $0.3 million, respectively. The remaining unamortized costs relating to internally developed software at March 31, 2013 and December 31, 2012 were approximately $4.0 million and $3.9 million, respectively.

6.	Redeemable Noncontrolling Interest:
In accordance with ASC 810, the Company has consolidated all financial statement accounts of Claims Compensation Bureau, LLC (“CCB”) in its consolidated balance sheets and its consolidated income statements. The redeemable noncontrolling interest amount is separately stated on the consolidated balance sheets and represents the 19% and 38% interest in CCB not owned by the Company at March 31, 2013 and December 31, 2012, respectively. In addition, net income/loss attributable to the noncontrolling interest is stated separately in the consolidated income statements.
The Company has the right through February 28, 2015 to purchase the remaining 19% of CCB at certain multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). In addition, beginning March 1, 2012 and ending February 28, 2015, the noncontrolling interest can require the Company to purchase up to one-third of its membership units in CCB per annual period at pre-defined multiples of EBITDA, subject to achievement of a minimum amount of trailing EBITDA. Beginning March 31, 2015 and ending February 28, 2018, the noncontrolling interest can require the Company to purchase all or any portion of its remaining membership units in CCB at pre-defined multiples of EBITDA, with no restrictions.
On February 1, 2013, the Company purchased one-half of the remaining interest in CCB for a purchase price of $1.1 million. The purchase price was derived from the formula stipulated in the contractual agreement and was based on prior levels of EBITDA.
The maximum redemption value of the noncontrolling interest, as if it were currently redeemable by the holder of the put option under the terms of the put arrangement, was $11.4 million at March 31, 2013.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table represents the changes in the redeemable noncontrolling interest for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Balance at beginning of period	$20,673	$17,831
Net loss attributable to redeemable noncontrolling interest	(83)	(273)
Distributions payable	(2)	—
Purchase of portion of noncontrolling interest	(10,312)	—
Adjustment of the noncontrolling interest measurement amount	60	1,225
Balance at end of period	$10,336	$18,783
In accordance with the limited liability company agreement of CCB, distributions due to the members of CCB are accrued each quarter and are payable as soon as reasonably possible subsequent to each quarter end.

7.	Goodwill and Intangible Assets, net:
In connection with the Company’s previous business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. Pursuant to ASC 350, goodwill is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2012, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2012, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through March 31, 2013 that would indicate a triggering event and thereby necessitate further evaluation of goodwill or other intangible assets. Accordingly, there were no impairment losses during the three months ended March 31, 2013 and 2012. The Company expects to perform its next annual goodwill review during the fourth quarter of 2013. At March 31, 2013 and December 31, 2012, the carrying value of goodwill was $106.9 million and $109.5 million, respectively. The following table represents the changes in goodwill for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Balance at beginning of period	$109,488	$61,678
Acquisition of MHH	—	34,270
Foreign currency translation adjustment	(2,576)	1,532
Balance at end of period	$106,912	$97,480
Intangible assets, excluding goodwill, consist of the following at March 31, 2013 and December 31, 2012 (amounts in thousands):

	March 31, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Client and customer relationships	$40,046	$23,448	$40,698	$22,516
Non-compete agreements	3,837	3,585	3,880	3,581
Trademarks	3,412	1,712	3,477	1,594
Total	$47,295	$28,745	$48,055	$27,691
Total intangible asset amortization expense for the three months ended March 31, 2013 and 2012 was $1.2 million and $1.5 million, respectively. The Company reviews these intangible assets for possible impairment upon the occurrence of a triggering event.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	Share-Based Compensation:
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
As of March 31, 2013, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program (“LTI”)) is estimated to be $5.7 million with a weighted average remaining life for all nonvested shares of 2.1 years (not including nonvested shares granted under the LTI program). As of March 31, 2013, there are no future compensation costs related to stock options and there are no remaining vested stock options to be exercised. Based upon historical data, the Company used an annual forfeiture rate of 14% for stock options and 15-40% for nonvested shares for most of the employee grants. Grants made to key employees and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group.
Total share-based compensation expense was $3.0 million and $2.3 million for the three months ended March 31, 2013, and 2012, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense (windfall tax benefits) recognized under the provisions of ASC 718 are credited to additional paid-in capital in the Company's Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $4.0 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively.
Nonvested Shares
With the exception of the awards made pursuant to the LTI program and a few employee and director grants the nonvested shares vest ratably over three to five years and are expensed over their vesting period.
The following summarizes all nonvested share transactions, excluding those related to the LTI program, from December 31, 2011 through March 31, 2013 (share amounts in thousands):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2011	81	$59.31
Granted	53	65.99
Vested	(34)	59.36
Cancelled	(4)	69.92
December 31, 2012	96	62.52
Granted	31	104.54
Vested	(37)	56.90
Cancelled	(6)	65.40
March 31, 2013	84	$80.30
The total grant date fair value of shares vested during the three months ended March 31, 2013, and 2012, was $2.1 million and $1.2 million, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Long-Term Incentive Program
Pursuant to the Amended Plan, the Compensation Committee may grant time-vested and performance based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company. The following summarizes all LTI share transactions from December 31, 2011 through March 31, 2013 (share amounts in thousands):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2011	183	$51.03
Granted at target level	66	62.20
Adjustments for actual performance	40	54.01
Vested	(118)	37.75
Cancelled	(5)	67.66
December 31, 2012	166	65.14
Granted at target level	41	103.77
Adjustments for actual performance	35	53.62
Vested	(53)	48.71
Cancelled	(1)	75.50
March 31, 2013	188	$75.53
The total grant date fair value of shares vested during the three months ended March 31, 2013, and 2012, was $2.6 million and $2.0 million, respectively.
At March 31, 2013, total future compensation costs, assuming the current estimated performance levels are achieved, related to nonvested share awards granted under the LTI program are estimated to be approximately $10.6 million. The Company assumed a 7.5% forfeiture rate for these grants and the remaining shares have a weighted average life of 1.5 years at March 31, 2013.

9.	Income Taxes:
The Company follows the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There were no unrecognized tax benefits at March 31, 2013 and 2012.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At March 31, 2013, the tax years subject to examination by the major taxing jurisdictions, including the IRS, are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2007, 2006 and 2005 tax years were extended through December 31, 2011; however, because the IRS issued the Notice of Deficiency prior to December 31, 2011, the period for assessment is suspended until a decision of the Tax Court becomes final. The statute of limitations for the 2008, 2009 and 2010 tax years has been extended to September 26, 2014.
ASC 740 requires the recognition of interest if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. No interest or penalties were accrued or reversed in the three month periods ended March 31, 2013 or 2012.

10.	Earnings per Share:
Basic earnings per share (“EPS”) are computed by dividing net income available to common shareholders of Portfolio Recovery Associates, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be received upon assumed exercise. The following tables provide reconciliation between the computation of basic EPS and diluted EPS for the three months ended March 31, 2013 and 2012 (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2013			2012
	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$38,600	16,937	$2.28	$25,462	17,196	$1.48
Dilutive effect of nonvested share awards		154			71
Diluted EPS	$38,600	17,091	$2.26	$25,462	17,267	$1.47
There were no antidilutive options outstanding for the three months ended March 31, 2013 and 2012.

11.	Commitments and Contingencies:
Employment Agreements:
The Company has employment agreements, most of which expire on December 31, 2014, with all of its executive officers and with several members of its senior management group. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. At March 31, 2013, the estimated future compensation under these agreements is approximately $11.3 million. The agreements also contain confidentiality and non-compete provisions.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at March 31, 2013 is approximately $23.6 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at March 31, 2013 is approximately $283.8 million.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Redeemable Noncontrolling Interest:
In connection with the Company’s acquisition of 62% of the membership units of CCB on March 15, 2010, the Company acquired the right through February 28, 2015 to purchase, at a predetermined price, the remaining 38% of the membership units of CCB not held by the Company. In February 2013, the Company exercised its right to acquire one-half of the noncontrolling interest resulting in ownership of 81% of the membership units as of March 31, 2013. Also, the owners of the noncontrolling interest can require the Company to purchase their respective interest during the period beginning on March 1, 2012 and ending on February 28, 2018 at pre-defined multiples of EBITDA, subject to achievement of a minimum amount of trailing EBITDA. While the actual amount or timing of any future payment related to the remaining 19% of outstanding interest is unknown at this time, the maximum amount of consideration to be paid for that interest is $11.4 million.
Contingent Purchase Price:
The NCM acquisition includes an earn-out provision whereby the sellers are able to earn additional cash consideration for achieving certain cash collection thresholds over a five year period. The maximum amount of earn-out during the period is $15.0 million. As of March 31, 2013, the Company has recorded a present fair value amount for this liability of $7.3 million.
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
The Company accrues for potential liability arising from legal proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated.  This determination is based upon currently available information for those proceedings in which the Company is involved, taking into account the Company's best estimate of such losses for those cases for which such estimates can be made. The Company's estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the number of unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims), and the related uncertainty of the potential outcomes of these proceedings. In making determinations of the likely outcome of pending litigation, the Company considers many factors, including, but not limited to, the nature of the claims, the Company's experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative mechanisms, the matter's current status and the damages sought or demands made. Accordingly, the Company's estimate will change from time to time, and actual losses could be more than the current estimate.
Subject to the inherent uncertainties involved in such proceedings, the Company believes, based upon its current knowledge and after consultation with counsel, that the legal proceedings currently pending against it, including those that fall outside of the Company's routine legal proceedings, should not, either individually or in the aggregate, have a material adverse impact on the Company's financial condition.  However, it is possible in light of the uncertainties involved in such proceedings or due to unexpected future developments, that an unfavorable resolution of a legal proceeding or claim could occur which may be material to the Company's financial condition, results of operations, or cash flows for a particular period.
Excluding the matters described below and other putative class action suits which the Company believes are not material, the high end of the range of potential litigation losses in excess of the amount accrued is estimated by management to be less than $1,000,000 as of March 31, 2013.  Notwithstanding our attempt to estimate a range of possible losses in excess of the amount accrued based on current information, actual future losses may exceed both the Company's accrual and the range of potential litigation losses disclosed above.

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
On October 12, 2012, the United States Court of Appeals for the Ninth Circuit, affirmed the decision of the United States District Court for the Southern District of California in the matter of Meyer v. Portfolio Recovery Associates, LLC, Case No. 11-cv-01008, which imposed a preliminary injunction prohibiting the Company from using its Avaya Proactive Contact Dialer to place calls to cellular telephones with California area codes that were obtained through skip-tracing.  On December 28, 2012, the United States Court of Appeals for the Ninth Circuit denied the Company's petition seeking a rehearing en banc. Thereafter, the Company filed a Petition for Writ of Certiorari with the United States Supreme Court on March 28, 2013. The Supreme Court has yet to decide whether or not it will review this matter.   Meyer is one of the cases included in the MDL action listed above. Both Meyer and the MDL action are ongoing and no final determination on the merits in either has been made.
Internal Revenue Service Audit
The U.S. Internal Revenue Service (the “IRS”) examined the Company's tax returns for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. The Company believes it has sufficient support for the technical merits of its positions and that it is more likely than not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary. On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005.  The Company subsequently filed a petition in the United States Tax Court to which the IRS responded on January 12, 2012. If the Company is unsuccessful in the United States Tax Court, it can appeal to the federal Circuit Court of Appeals.  Refer to Note 9 “Income Taxes” for additional information.

12.	Fair Value Measurements and Disclosures:
In accordance with the disclosure requirements of FASB ASC Topic 825, “Financial Instruments” (“ASC 825”), the table below summarizes fair value estimates for the Company’s financial instruments. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts in the table are recorded in the consolidated balance sheet at March 31, 2013 and December 31, 2012, under the indicated captions (amounts in thousands):

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$39,111	$39,111	$32,687	$32,687
Finance receivables, net	1,169,747	1,825,476	1,078,951	1,776,049
Financial liabilities:
Line of credit	$172,000	$172,000	$127,000	$127,000
Long-term debt	199,159	199,159	200,542	200,542
As of March 31, 2013, and December 31, 2012, the Company did not account for any financial assets or financial liabilities at fair value. As defined by FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Those levels of input are summarized as follows:

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

13.	Stockholders' Equity:
On February 2, 2012, the Board of Directors of the Company authorized a share repurchase program of up to $100 million of the Company’s outstanding shares of common stock on the open market. During the first quarter of 2013, the Company repurchased and retired 16,200 shares at an average price of $118.03 (including acquisition costs). At March 31, 2013, the maximum remaining purchase price for share repurchases under the plan is approximately $75.4 million.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.	Recent Accounting Pronouncements:

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” to amend the accounting guidance on intangible asset impairment testing. The ASU permits entities to perform an optional qualitative assessment for determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company adopted ASU 2012-02 in the first quarter of 2013 which had no material impact on its consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income, by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. The Company adopted ASU 2013-02 in the first quarter of 2013 which had no material impact on its consolidated financial statements.
In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," which defines the treatment of the release of cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and prior periods should not be adjusted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital;

•	our ability to purchase defaulted consumer receivables at appropriate prices;

•	our ability to replace our defaulted consumer receivables with additional receivables portfolios;

•	our ability to obtain accurate and authentic account documents relating to accounts that we acquire and the possibility that documents that we provide could contain errors;

•	our ability to successfully acquire receivables of new asset types;

•	our ability to collect sufficient amounts on our defaulted consumer receivables;

•	changes in tax laws regarding earnings of our subsidiaries located outside of the United States;

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

•	changes in governmental laws and regulations which could increase our costs and liabilities or impact our operations;

•	the possibility that new business acquisitions prove unsuccessful or strain or divert our resources;

•	our ability to maintain, renegotiate or replace our credit facility;

•	our ability to satisfy the restrictive covenants in our debt agreements;

•	our ability to manage risks associated with our international operations;

•	the possibility that compliance with foreign and U.S. laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions;

•	the imposition of additional taxes on us;

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

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the discussion of “Business” and “Risk Factors” described in our 2012 Annual Report on Form 10-K, filed on February 28, 2013.
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

•
“Core” accounts or portfolios refer to accounts or portfolios that are defaulted consumer receivables and are not in a bankrupt status upon purchase. These accounts are aggregated separately from purchased bankruptcy accounts. Unless otherwise noted, Core accounts do not include the accounts we purchase in the United Kingdom.

•	“EBITDA” refers to earnings before interest, taxes, depreciation and amortization.

•	“Estimated remaining collections” or "ERC" refers to the sum of all future projected cash collections on our owned portfolios.

•	“Fee income” refers to revenues generated from our fee-for-service businesses.

•	“Income recognized on finance receivables” refers to income derived from our owned debt portfolios.

•	“Income recognized on finance receivables, net” refers to income derived from our owned debt portfolios and is shown net of allowance charges.

•	“Net finance receivable balance” is recorded on our balance sheet and refers to the purchase price less principal amortization and net allowance charges.

•	“Principal amortization” refers to cash collections applied to principal on finance receivables.

•	“Purchase price” refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less buybacks.

•	“Purchase price multiple” refers to the total estimated collections on owned debt portfolios divided by purchase price.

•	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy when we purchase them and as such are purchased as a pool of bankrupt accounts.

•	“Total estimated collections” refers to the actual cash collections, including cash sales, plus estimated remaining collections.

Overview
The Company is a financial and business services company. Our primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. We also service receivables on behalf of clients on either a commission or transaction-fee basis and provide class action claims settlement recovery services and related payment processing to corporate clients.
The Company is headquartered in Norfolk, Virginia, and employs approximately 3,250 team members. The Company's shares of common stock are traded on the NASDAQ Global Select Market under the symbol “PRAA.”
Earnings Summary
During the first quarter of 2013, net income attributable to the Company was $38.6 million, or $2.26 per diluted share, compared with $25.5 million, or $1.47 per diluted share, in the first quarter of 2012. Total revenue was $169.6 million in the first quarter of 2013, up 21.1% from the same quarter one year earlier. Revenues in the recently completed quarter consisted of $154.8 million in income recognized on finance receivables, net of allowance charges, and $14.8 million in fee income. Income recognized on finance receivables, net of allowance charges, increased $30.6 million, or 24.6%, over the same period in 2012, primarily as a result of a significant increase in cash collections. Cash collections were $275.5 million in the first quarter of 2013, up 26.4% or $57.5 million as compared to the first quarter of 2012. During the quarter, $2.2 million in net allowance charges were incurred, compared with $0.5 million in the comparable quarter of 2012. Our performance has been positively impacted by operational efficiencies surrounding the cash collections process, including the continued refinement of account scoring analytics as it relates to both legal and non-legal collection channels. Additionally, we have continued to develop our internal legal collection staff resources, which enables us to place accounts into that channel that otherwise would have been prohibitively expensive for legal action and to collect these accounts more efficiently and profitably.
Fee income decreased to $14.8 million in the first quarter of 2013 from $15.9 million in the first quarter of 2012 primarily due to lower fee income generated by MHH in the first quarter of 2013, as well as decreases in revenue generated by our PRA Government Services (“PGS”) business and PRA Location Services (“PLS”) business. This was partially offset by higher fee income generated in the first quarter of 2013 by CCB and our Bankruptcy Services business when compared to the prior year period.
A summary of how our income was generated during the three months ended March 31, 2013 and 2012 is as follows:

	For the Three Months Ended March 31,
($ in thousands)	2013	2012
Cash collections	$275,463	$217,996
Amortization of finance receivables	(118,498)	(93,276)
Net allowance charges	(2,173)	(494)
Finance receivable income	154,792	124,226
Fee income	14,767	15,920
Total revenue	$169,559	$140,146
Operating expenses were $103.7 million in the first quarter of 2013, up 8.3% over the first quarter of 2012, due primarily to increases in compensation expense, legal collection fees and outside fees and services. Compensation expense increased primarily as a result of larger staff sizes. Compensation and employee services expenses increased as total employees grew 7.8% to 3,250 as of March 31, 2013, from 3,014 as of March 31, 2012. Legal collection fees increased from $7.6 million in the first quarter of 2012 to $10.5 million in the first quarter of 2013, an increase of $2.9 million or 38.2%. This increase was the result of an increase in cash collections from outside attorneys from $34.9 million in the three months ended March 31, 2012 to $47.9 million for the three months ended March 31, 2013, an increase of $13.0 million or 37.2%. Outside fees and services increased primarily as a result of corporate legal related expenses as well as increases in other outside fees and services.
Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries, all of which are in the receivables management business. Under the guidance of the FASB ASC Topic 280 “Segment Reporting” (“ASC 280”), we have determined that we have several operating segments that meet the aggregation criteria of ASC 280, and therefore, we have one reportable segment, accounts receivables management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Income recognized on finance receivables, net	91.3%	88.6%
Fee income	8.7%	11.4%
Total revenues	100.0%	100.0%
Operating expenses:
Compensation and employee services	26.5%	28.3%
Legal collection fees	6.2%	5.4%
Legal collection costs	12.1%	16.9%
Agent fees	0.9%	1.2%
Outside fees and services	4.4%	4.2%
Communication expenses	5.3%	5.9%
Rent and occupancy	1.0%	1.1%
Depreciation and amortization	2.0%	2.6%
Other operating expenses	2.7%	2.7%
Total operating expenses	61.1%	68.3%
Income from operations	38.9%	31.7%
Other income and (expense):
Interest income	—%	—%
Interest expense	(1.6)%	(1.9)%
Income before income taxes	37.3%	29.8%
Provision for income taxes	14.6%	11.8%
Net income	22.7%	18.0%
Adjustment for loss attributable to redeemable noncontrolling interest	—%	(0.2)%
Net income attributable to Portfolio Recovery Associates, Inc.	22.8%	18.2%
Three Months Ended March 31, 2013 Compared To Three Months Ended March 31, 2012
Revenues
Total revenues were $169.6 million for the three months ended March 31, 2013, an increase of $29.5 million, or 21.1%, compared to total revenues of $140.1 million for the three months ended March 31, 2012.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $154.8 million for the three months ended March 31, 2013, an increase of $30.6 million, or 24.6%, compared to income recognized on finance receivables, net of $124.2 million for the three months ended March 31, 2012. The increase was primarily due to an increase in cash collections on our finance receivables to $275.5 million for the three months ended March 31, 2013, from $218.0 million for the three months ended March 31, 2012, an increase of $57.5 million or 26.4%. Our finance receivables amortization rate, including net allowance charges, was 43.8% for the three months ended March 31, 2013 compared to 43.0% for the three months ended March 31, 2012. During the three months ended March 31, 2013, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $1.85 billion at a cost of $214.9 million. During the three months ended March 31, 2012, excluding the initial investment in the MHH portfolio, we acquired defaulted consumer receivable portfolios with an aggregate face value of $1.46 billion at a cost of $111.4 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period's buying.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended March 31, 2013, we recorded net allowance charges of $2.2 million, of which $4.6 million related to purchased bankruptcy portfolios primarily purchased in 2007 and 2008, offset by reversals of $2.4 million related to Core portfolios primarily purchased in 2005 and 2008. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (relating to the collection and movement of accounts on both our collection floor and external channels), and decreases in productivity related to turnover of our collection staff.
Fee Income
Fee income decreased to $14.8 million in the first quarter of 2013 from $15.9 million in the first quarter of 2012 primarily due to lower fee income generated by MHH in the first quarter of 2013, as well as decreases in revenue generated by our PGS business and PLS business. This was partially offset by higher fee income generated in the first quarter of 2013 by CCB and our Bankruptcy Services business when compared to the prior year period.
Operating Expenses
Total operating expenses were $103.7 million for the three months ended March 31, 2013, an increase of $8.0 million or 8.4% compared to total operating expenses of $95.7 million for the three months ended March 31, 2012. Total operating expenses were 35.7% of cash receipts for the three months ended March 31, 2013 compared to 40.9% for the same period in 2012.
Compensation and Employee Services
Compensation and employee services expenses were $45.0 million for the three months ended March 31, 2013, an increase of $5.3 million, or 13.4%, compared to compensation and employee services expenses of $39.7 million for the three months ended March 31, 2012. Compensation expense increased primarily as a result of larger staff sizes. Compensation and employee services expenses increased as total employees grew 7.8% to 3,250 as of March 31, 2013, from 3,014 as of March 31, 2012. Compensation and employee services expenses as a percentage of cash receipts decreased to 15.5% for the three months ended March 31, 2013, from 17.0% of cash receipts for the same period in 2012.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party attorney network. Legal collection fees were $10.5 million for the three months ended March 31, 2013, an increase of $2.9 million, or 38.2%, compared to legal collection fees of $7.6 million for the three months ended March 31, 2012. This increase was the result of an increase in cash collections from outside attorneys from $34.9 million in the three months ended March 31, 2012 to $47.9 million for the three months ended March 31, 2013, an increase of $13.0 million or 37.2%. Legal collection fees for the three months ended March 31, 2013 were 3.6% of cash receipts, compared to 3.3% for the three months ended March 31, 2012.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $20.5 million for the three months ended March 31, 2013, a decrease of $3.2 million, or 13.5%, compared to legal collection costs of $23.7 million for the three months ended March 31, 2012.  During the first quarter of 2012, as a result of the refinement of our internal scoring methodology that expanded our account selections for legal action, we expanded the accounts brought into the legal collection process which resulted in significant initial expenses, which may continue to drive additional future cash collections and revenue. These legal collection costs represent 7.1% and 10.1% of cash receipts for the three month periods ended March 31, 2013 and 2012, respectively.

Agent Fees
Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $1.6 million for both the three months ended March 31, 2013 and 2012.
Outside Fees and Services
Outside fees and services expenses were $7.4 million for the three months ended March 31, 2013, an increase of $1.5 million or 25.4% compared to outside fees and services expenses of $5.9 million for the three months ended March 31, 2012. Of the $1.5 million increase, $0.9 million of the increase was attributable to an increase in legal reserve accruals and corporate legal expenses and the remaining $0.6 million increase was mainly attributable to other outside fees and services.
Communication Expenses
Communication expenses were $9.0 million for the three months ended March 31, 2013, an increase of $0.7 million, or 8.4%, compared to communications expenses of $8.3 million for the three months ended March 31, 2012. The increase was primarily due to additional postage expense resulting from an increase in special collection letter campaigns. The remaining increase was attributable to higher telephone expenses. Expenses related to customer mailings were responsible for 85.7% or $0.6 million of this increase, while the remaining 14.3% or $0.1 million was attributable to increases in telephone related charges.
Rent and Occupancy
Rent and occupancy expenses were $1.7 million for the three months ended March 31, 2013, an increase of $0.1 million, or 6.3%, compared to rent and occupancy expenses of $1.6 million for the three months ended March 31, 2012.
Depreciation and Amortization
Depreciation and amortization expenses were $3.4 million for the three months ended March 31, 2013, a decrease of $0.3 million or 8.1% compared to depreciation and amortization expenses of $3.7 million for the three months ended March 31, 2012. The decrease was primarily due to decreased amortization expense relating to our intangible assets.
Other Operating Expenses
Other operating expenses were $4.6 million for the three months ended March 31, 2013, an increase of $0.9 million or 24.3% compared to other operating expenses of $3.7 million for the three months ended March 31, 2012. Of the $0.9 million increase, $0.2 million was due to an increase in the provision for doubtful accounts and $0.1 million was related to insurance costs. None of the remaining $0.6 million increase was attributable to any significant identifiable items.
Interest Income
Interest income was $0 and $1,000 for the three months ended March 31, 2013 and 2012, respectively.
Interest Expense
Interest expense was $2.7 million for both the three months ended March 31, 2013 and 2012.
Provision for Income Taxes
Provision for income taxes was $24.7 million for the three months ended March 31, 2013, an increase of $8.1 million, or 48.8%, compared to provision for income taxes of $16.6 million for the three months ended March 31, 2012. The increase is primarily due to an increase of 51.3% in income before taxes for the three months ended March 31, 2013, compared to the same period in 2012, offset by a decrease in the effective tax rate to 39.1% for the three months ended March 31, 2013, compared to an effective tax rate of 39.7% for the same period in 2012. The decrease in the effective tax rate is primarily attributable to the tax benefits created by our international operations.

Below are certain key financial data and ratios for the periods indicated:

FINANCIAL HIGHLIGHTS
	As of and for the Three Months Ended
	March 31,		%
	2013	2012	Change
EARNINGS (in thousands)
Income recognized on finance receivables, net	$154,792	$124,226	25%
Fee income	14,767	15,920	(7)%
Total revenues	169,559	140,146	21%
Operating expenses	103,672	95,725	8%
Income from operations	65,887	44,421	48%
Net interest expense	2,689	2,652	1%
Net income	38,517	25,189	53%
Net income attributable to Portfolio Recovery Associates, Inc.	38,600	25,462	52%

PERIOD-END BALANCES (in thousands)
Cash and cash equivalents	$39,111	$28,068	39%
Finance receivables, net	1,167,747	945,242	24%
Goodwill and intangible assets, net	125,462	124,659	1%
Total assets	1,382,739	1,142,026	21%
Line of credit and long-term debt	371,159	265,936	40%
Total liabilities	621,413	502,531	24%
Total equity	750,990	620,712	21%

FINANCE RECEIVABLE COLLECTIONS (dollars in thousands)
Cash collections	$275,463	$217,996	26%
Principal amortization without allowance charges	118,498	93,276	27%
Principal amortization with allowance charges	120,671	93,770	29%
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	43.8%	43.0%	2%
Excluding fully amortized pools	45.2%	44.8%	1%

ALLOWANCE FOR FINANCE RECEIVABLES (dollars in thousands)
Balance at period-end	$95,296	$87,065	9%
Allowance charge	2,173	494	340%
Allowance charge to period-end net finance receivables	0.19%	0.05%	256%
Allowance charge to net finance receivable income	1.40%	0.40%	253%
Allowance charge to cash collections	0.79%	0.23%	248%

PURCHASES OF FINANCE RECEIVABLES (dollars in thousands)
Purchase price - core	$126,951	$52,104	144%
Face value - core	1,398,960	972,268	44%
Purchase price - bankruptcy	86,595	56,892	52%
Face value - bankruptcy	436,508	368,447	18%
Purchase price - UK	1,387	2,421	(43)%
Face value - UK	18,570	115,351	(84)%
Purchase price - total	214,933	111,417	93%
Face value - total	1,854,038	1,456,066	27%
Number of portfolios - total	91	91	—%

ESTIMATED REMAINING COLLECTIONS (in thousands)
Estimated remaining collections - core	$1,562,383	$1,236,712	26%
Estimated remaining collections - bankruptcy	924,520	796,161	16%
Estimated remaining collections - total	2,486,903	2,032,873	22%

SHARE DATA (share amounts in thousands)
Net income per common share - diluted	$2.26	$1.47	54%
Weighted average number of shares outstanding - diluted	17,091	17,267	(1)%
Shares repurchased	16	31	(47)%
Average price paid per share repurchased (including acquisitions costs)	$118.03	$68.02	74%
Closing market price	$126.92	$71.72	77%

RATIOS AND OTHER DATA (dollars in thousands)
Return on average equity (1)	21.1%	16.7%	26%
Return on revenue (2)	22.7%	18.0%	26%
Operating margin (3)	38.9%	31.7%	23%
Operating expense to cash receipts (4)	35.7%	40.9%	(13)%
Debt to equity (5)	49.4%	42.8%	15%
Number of collectors	2,159	1,934	12%
Number of full-time equivalent employees	3,250	3,014	8%
Cash receipts (4)	$290,231	$233,916	24%
Line of credit - unused portion at period end	228,000	142,500	60%
(1) Calculated as annualized net income divided by average equity for the period
(2) Calculated as net income divided by total revenues
(3) Calculated as income from operations divided by total revenues
(4) "Cash receipts" is defined as cash collections plus fee income
(5) For purposes of this ratio, "debt" equals the line of credit balance plus long-term debt

FINANCIAL HIGHLIGHTS
	As of and for the Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
EARNINGS (in thousands)
Income recognized on finance receivables, net	$154,792	$138,068	$135,754	$132,587	$124,226
Fee income	14,767	16,183	14,765	15,298	15,920
Total revenues	169,559	154,251	150,519	147,885	140,146
Operating expenses	103,672	94,262	93,461	93,289	95,725
Income from operations	65,887	59,989	57,058	54,596	44,421
Net interest expense	2,689	1,816	2,189	2,374	2,652
Net income	38,517	35,732	33,127	32,051	25,189
Net income attributable to Portfolio Recovery Associates, Inc.	38,600	35,802	33,314	32,015	25,462

PERIOD-END BALANCES (in thousands)
Cash and cash equivalents	$39,111	$32,687	$31,488	$42,621	$28,068
Finance receivables, net	1,167,747	1,078,951	973,594	966,508	945,242
Goodwill and intangible assets, net	125,462	129,852	121,623	121,748	124,659
Total assets	1,382,739	1,288,956	1,169,698	1,173,738	1,142,026
Line of credit and long-term debt	371,159	327,542	250,675	292,850	265,936
Total liabilities	621,413	559,856	479,211	520,911	502,531
Total equity	750,990	708,427	670,489	633,446	620,712

FINANCE RECEIVABLE COLLECTIONS (dollars in thousands)
Cash collections	$275,463	$229,211	$229,053	$232,425	$217,996
Principal amortization without allowance charges	118,498	88,851	91,736	97,634	93,276
Principal amortization with allowance charges	120,671	91,142	93,299	99,838	93,770
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	43.8%	39.8%	40.7%	43.0%	43.0%
Excluding fully amortized pools	45.2%	40.9%	42.0%	44.4%	44.8%

ALLOWANCE FOR FINANCE RECEIVABLES (dollars in thousands)
Balance at period-end	$95,296	$93,123	$90,832	$89,269	$87,065
Allowance charge	2,173	2,291	1,563	2,204	494
Allowance charge to period-end net finance receivables	0.19%	0.21%	0.16%	0.23%	0.05%
Allowance charge to net finance receivable income	1.40%	1.66%	1.15%	1.66%	0.40%
Allowance charge to cash collections	0.79%	1.00%	0.68%	0.95%	0.23%

PURCHASES OF FINANCE RECEIVABLES (dollars in thousands)
Purchase price - core	$126,951	$85,476	$52,703	$69,512	$52,104
Face value - core	1,398,960	901,512	674,135	1,033,331	972,268
Purchase price - bankruptcy	86,595	111,001	41,277	53,460	56,892
Face value - bankruptcy	436,508	946,927	341,359	448,244	368,447
Purchase price - UK	1,387	2,631	8,981	2,087	2,421
Face value - UK	18,570	59,953	248,667	44,779	115,351
Purchase price - total	214,933	199,108	102,961	125,059	111,417
Face value - total	1,854,038	1,908,392	1,264,161	1,526,354	1,456,066
Number of portfolios - total	91	104	107	114	91

ESTIMATED REMAINING COLLECTIONS (in thousands)
Estimated remaining collections - core	$1,562,383	$1,410,053	$1,346,562	$1,315,809	$1,236,712
Estimated remaining collections - bankruptcy	924,520	905,136	791,018	802,353	796,161
Estimated remaining collections - total	2,486,903	2,315,189	2,137,580	2,118,162	2,032,873

SHARE DATA (share amounts in thousands)
Net income per common share - diluted	$2.26	$2.10	$1.96	$1.87	$1.47
Weighted average number of shares outstanding - diluted	17,091	17,072	17,022	17,133	17,267
Shares repurchased	16	—	—	301	31
Average price paid per share repurchased (including acquisitions costs)	$118.03	$93.02	$—	$68.62	$68.02
Closing market price	$126.92	$106.86	$104.43	$91.26	$71.72

RATIOS AND OTHER DATA (dollars in thousands)
Return on average equity (1)	21.1%	20.6%	20.3%	20.3%	16.7%
Return on revenue (2)	22.7%	23.2%	22.0%	21.7%	18.0%
Operating margin (3)	38.9%	38.9%	37.9%	36.9%	31.7%
Operating expense to cash receipts (4)	35.7%	38.4%	38.3%	37.7%	40.9%
Debt to equity (5)	49.4%	46.2%	37.4%	46.3%	42.8%
Number of collectors	2,159	2,153	1,992	1,952	1,934
Number of full-time equivalent employees	3,250	3,221	3,103	3,032	3,014
Cash receipts (4)	290,231	245,394	243,818	247,723	233,916
Line of credit - unused portion at period end	228,000	273,000	214,450	166,450	142,500
(1) Calculated as annualized net income divided by average equity for the period
(2) Calculated as net income divided by total revenues
(3) Calculated as income from operations divided by total revenues
(4) "Cash receipts" is defined as cash collections plus fee income
(5) For purposes of this ratio, "debt" equals the line of credit balance plus long-term debt

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
The purchase price multiples (the ratio of total estimated collections to purchase price) from 2005 through 2013 described in the tables below are lower than multiples in previous years. For the purchase years 2005-2008, this trend is primarily, but not entirely, related to increased pricing competition. When competition increases and/or supply decreases, pricing often becomes negatively impacted relative to expected collections, and yields tend to trend lower.  The opposite tends to occur when competition decreases and/or supply increases. The multiples associated with the purchase years 2009-2012 are additionally the result of pricing displacements that occurred as a result of the economic downturn.
To the extent that lower purchase price multiples are the ultimate result of more competitive pricing and lower yields, this will generally lead to higher amortization rates (payments applied to principal as a percentage of cash collections), lower operating margins and ultimately lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to increase. It is important to consider, however, that to the extent we can improve our collection operations by collecting additional cash from a discrete quantity and quality of accounts, and/or by collecting cash at a lower cost structure, we can positively impact the collection to purchase price multiples and operating margins. We continue to make significant enhancements to our analytical abilities, management personnel and capabilities, all with the intent to collect more cash at lower cost.
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

Domestic Portfolio Data – Life-to-Date
Entire Portfolio

		Inception through March 31, 2013					As of March 31, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,189	$7,066	$3,123	$—	$7,066	$—	$39	$10,228	332%
1997	7,685	25,447	17,342	8,105	—	17,342	—	122	25,569	333%
1998	11,089	37,224	26,238	10,986	—	26,238	—	376	37,600	339%
1999	18,898	69,012	49,837	19,175	—	49,837	—	914	69,926	370%
2000	25,020	115,739	90,543	25,196	—	90,543	—	2,446	118,185	472%
2001	33,481	174,230	139,878	34,352	—	139,878	—	3,910	178,140	532%
2002	42,325	196,092	153,767	42,325	—	153,767	—	6,301	202,393	478%
2003	61,448	261,489	200,041	61,448	—	200,041	—	11,229	272,718	444%
2004	59,176	195,148	137,171	57,977	1,200	135,971	—	10,875	206,023	348%
2005	143,168	304,195	181,346	122,849	12,851	168,495	7,470	12,860	317,055	221%
2006	107,673	202,392	124,848	77,544	22,465	102,383	7,665	13,496	215,888	201%
2007	258,397	458,569	251,396	207,173	23,835	227,561	27,384	50,668	509,237	197%
2008	275,157	444,740	248,746	195,994	34,945	213,801	44,184	76,396	521,136	189%
2009	281,443	638,313	419,717	218,596	—	419,717	62,846	221,889	860,202	306%
2010	358,122	594,480	357,718	236,762	—	357,718	121,384	374,157	968,637	270%
2011	394,145	380,981	213,724	167,257	—	213,724	226,888	519,963	900,944	229%
2012	515,690	144,715	79,460	65,255	—	79,460	450,434	790,651	935,366	181%
2013	213,740	10,656	6,465	4,191	$—	6,465	209,537	375,873	386,529	181%
Total	$2,809,737	$4,263,611	$2,705,303	$1,558,308	$95,296	$2,610,007	$1,157,792	$2,472,165	$6,735,776	240%
Purchased Bankruptcy Portfolio

		Inception through March 31, 2013					As of March 31, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996- 2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2004	7,468	14,422	8,154	6,268	1,200	6,954	—	75	14,497	194%
2005	29,301	43,524	14,731	28,793	456	14,275	53	107	43,631	149%
2006	17,630	31,280	14,603	16,677	850	13,753	103	343	31,623	179%
2007	78,544	103,337	35,263	68,074	10,040	25,223	430	1,661	104,998	134%
2008	108,604	157,158	70,041	87,117	10,650	59,391	10,837	13,629	170,787	157%
2009	156,050	332,950	214,469	118,481	—	214,469	37,568	115,340	448,290	287%
2010	209,215	299,758	167,603	132,155	—	167,603	77,060	186,902	486,660	233%
2011	182,133	100,400	47,046	53,354	—	47,046	128,778	190,359	290,759	160%
2012	256,209	42,118	19,225	22,893	—	19,225	233,316	303,317	345,435	135%
2013	86,595	5,842	1,979	3,863	—	1,979	82,732	112,787	118,629	137%
Total	$1,131,749	$1,130,789	$593,114	$537,675	$23,196	$569,918	$570,877	$924,520	$2,055,309	182%

Core Portfolio

		Inception through March 31, 2013					As of March 31, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,189	$7,066	$3,123	$—	$7,066	$—	$39	$10,228	332%
1997	7,685	25,447	17,342	8,105	—	17,342	—	122	25,569	333%
1998	11,089	37,224	26,238	10,986	—	26,238	—	376	37,600	339%
1999	18,898	69,012	49,837	19,175	—	49,837	—	914	69,926	370%
2000	25,020	115,739	90,543	25,196	—	90,543	—	2,446	118,185	472%
2001	33,481	174,230	139,878	34,352	—	139,878	—	3,910	178,140	532%
2002	42,325	196,092	153,767	42,325	—	153,767	—	6,301	202,393	478%
2003	61,448	261,489	200,041	61,448	—	200,041	—	11,229	272,718	444%
2004	51,708	180,726	129,017	51,709	—	129,017	—	10,800	191,526	370%
2005	113,867	260,671	166,615	94,056	12,395	154,220	7,417	12,753	273,424	240%
2006	90,043	171,112	110,245	60,867	21,615	88,630	7,562	13,153	184,265	205%
2007	179,853	355,232	216,133	139,099	13,795	202,338	26,954	49,007	404,239	225%
2008	166,553	287,582	178,705	108,877	24,295	154,410	33,347	62,767	350,349	210%
2009	125,393	305,363	205,248	100,115	—	205,248	25,278	106,549	411,912	328%
2010	148,907	294,722	190,115	104,607	—	190,115	44,324	187,255	481,977	324%
2011	212,012	280,581	166,678	113,903	—	166,678	98,110	329,604	610,185	288%
2012	259,481	102,597	60,235	42,362	—	60,235	217,118	487,334	589,931	227%
2013	127,145	4,814	4,486	328	—	4,486	126,805	263,086	267,900	211%
Total	$1,677,988	$3,132,822	$2,112,189	$1,020,633	$72,100	$2,040,089	$586,915	$1,547,645	$4,680,467	279%

Domestic Portfolio Data – Current Quarter
Entire Portfolio

		Quarter Ended March 31, 2013					As of March 31, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$6	$6	$—	$—	$6	$—	$39	$10,228	332%
1997	7,685	24	24	—	—	24	—	122	25,569	333%
1998	11,089	46	46	—	—	46	—	376	37,600	339%
1999	18,898	140	140	—	—	140	—	914	69,926	370%
2000	25,020	423	423	—	—	423	—	2,446	118,185	472%
2001	33,481	662	662	—	—	662	—	3,910	178,140	532%
2002	42,325	1,048	1,048	—	—	1,048	—	6,301	202,393	478%
2003	61,448	1,615	1,615	—	—	1,615	—	11,229	272,718	444%
2004	59,176	1,394	1,394	—	—	1,394	—	10,875	206,023	348%
2005	143,168	3,009	1,344	1,665	(837)	2,181	7,470	12,860	317,055	221%
2006	107,673	2,676	1,122	1,554	(50)	1,172	7,665	13,496	215,887	201%
2007	258,397	9,207	4,239	4,968	960	3,279	27,384	50,668	509,239	197%
2008	275,157	14,002	5,180	8,822	2,100	3,080	44,184	76,396	521,136	189%
2009	281,443	39,176	28,575	10,601	—	28,575	62,846	221,889	860,202	306%
2010	358,122	54,972	38,801	16,171	—	38,801	121,384	374,157	968,637	270%
2011	394,145	62,951	34,405	28,546	—	34,405	226,888	519,963	900,943	229%
2012	515,690	70,426	31,476	38,950	—	31,476	450,434	790,651	935,365	181%
2013	213,740	10,656	6,465	4,191	—	6,465	209,537	375,873	386,529	181%
Total	$2,809,737	$272,433	$156,965	$115,468	$2,173	$154,792	$1,157,792	$2,472,165	$6,735,775	240%
Purchased Bankruptcy Portfolio

		Quarter Ended March 31, 2013					As of March 31, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996-2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2004	7,468	20	20	—	—	20	—	75	14,497	194%
2005	29,301	52	12	40	(37)	49	53	107	43,631	149%
2006	17,630	134	78	56	(50)	128	103	343	31,623	179%
2007	78,544	412	72	340	760	(688)	430	1,661	104,998	134%
2008	108,604	4,620	871	3,749	3,900	(3,029)	10,837	13,629	170,787	157%
2009	156,050	23,867	17,349	6,518	—	17,349	37,568	115,340	448,290	287%
2010	209,215	30,753	20,528	10,225	—	20,528	77,060	186,902	486,660	233%
2011	182,133	18,803	7,580	11,223	—	7,580	128,778	190,359	290,759	160%
2012	256,209	24,730	8,708	16,022	—	8,708	233,316	303,317	345,435	135%
2013	86,595	5,842	1,979	3,863	—	1,979	82,732	112,787	118,629	137%
Total	$1,131,749	$109,233	$57,197	$52,036	$4,573	$52,624	$570,877	$924,520	$2,055,309	182%

Core Portfolio

		Quarter Ended March 31, 2013					As of March 31, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$6	$6	$—	$—	$6	$—	$39	$10,228	332%
1997	7,685	24	24	—	—	24	—	122	25,569	333%
1998	11,089	46	46	—	—	46	—	376	37,600	339%
1999	18,898	140	140	—	—	140	—	914	69,926	370%
2000	25,020	423	423	—	—	423	—	2,446	118,185	472%
2001	33,481	662	662	—	—	662	—	3,910	178,140	532%
2002	42,325	1,048	1,048	—	—	1,048	—	6,301	202,393	478%
2003	61,448	1,615	1,615	—	—	1,615	—	11,229	272,718	444%
2004	51,708	1,374	1,374	—	—	1,374	—	10,800	191,526	370%
2005	113,867	2,957	1,332	1,625	(800)	2,132	7,417	12,753	273,424	240%
2006	90,043	2,542	1,044	1,498	—	1,044	7,562	13,153	184,264	205%
2007	179,853	8,795	4,167	4,628	200	3,967	26,954	49,007	404,241	225%
2008	166,553	9,382	4,309	5,073	(1,800)	6,109	33,347	62,767	350,349	210%
2009	125,393	15,309	11,226	4,083	—	11,226	25,278	106,549	411,912	328%
2010	148,907	24,219	18,273	5,946	—	18,273	44,324	187,255	481,977	324%
2011	212,012	44,148	26,825	17,323	—	26,825	98,110	329,604	610,184	288%
2012	259,481	45,696	22,768	22,928	—	22,768	217,118	487,334	589,930	227%
2013	127,145	4,814	4,486	328	—	4,486	126,805	263,086	267,900	211%
Total	$1,677,988	$163,200	$99,768	$63,432	$(2,400)	$102,168	$586,915	$1,547,645	$4,680,466	279%

The following graph shows the purchase price of our domestic portfolios by year and includes the acquisition amount for the three months ended March 31, 2013. The purchase price number represents the cash paid to the seller, plus certain capitalized costs, less buybacks.

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

Our ability to profitably purchase and liquidate pools of bankrupt accounts provides diversity to our distressed asset acquisition business. Although we generally buy bankrupt portfolios from many of the same consumer lenders from whom we acquire Core customer portfolios, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of portfolios purchased in the bankrupt and Core markets may differ over time. We have found periods when bankrupt accounts were more profitable and other times when Core accounts were more profitable. From 2004 through 2008, our bankruptcy buying fluctuated between 13% and 39% of our total portfolio purchasing in those years. In 2009, for the first time in our history, bankruptcy purchasing exceeded that of our Core buying, finishing at 55% of total portfolio purchasing for the year and during 2010 this percentage increased to 59%. This occurred as severe dislocations in the financial markets, coupled with legislative uncertainty, caused pricing in the bankruptcy market to decline substantially, thereby driving our strategy to make advantageous bankruptcy portfolio acquisitions during this period. For 2011 and 2012, bankruptcy buying represented 48% and 50%, respectively, of our total domestic portfolio purchasing. In the first quarter of 2013, bankruptcy buying represented 41% of our total domestic portfolio purchasing.
In order to collect our Core portfolios, we generally need to employ relatively higher amounts of labor and incur additional collection costs to generate each dollar of cash collections as compared with bankruptcy portfolios. In order to achieve acceptable levels of net return on investment (after direct expenses), we are generally targeting a total cash collections to purchase price multiple in the 2.0-3.0x range.  On the other hand, bankrupt accounts generate the majority of cash collections through the efforts of the U.S. bankruptcy courts.  In this process, cash is remitted to our Company with no corresponding cost other than the cost of filing claims at the time of purchase and general administrative costs for monitoring the progress of each account through the bankruptcy process.  As a result, overall collection costs are much lower for us when liquidating a pool of bankrupt accounts as compared to a pool of Core accounts, but conversely the price we pay for bankrupt accounts is generally higher than Core accounts.  We generally target similar returns on investment (measured after direct expenses) for bankrupt and Core portfolios at any given point in the market cycles. However, because of the lower related collection costs, we can pay more for bankrupt portfolios, which causes the estimated total cash collections to purchase price multiples of bankrupt pools generally to be in the 1.2-2.0x range.  In summary, compared to a pool of Core accounts, to the extent both pools had identical targeted returns on investment (measured after direct expenses), the bankrupt pool would be expected to generate less revenue, a lower yield, less direct expenses, similar operating income, and a higher operating margin.
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
Cash Collections By Year, By Year of Purchase – Entire Domestic Portfolio

(in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2004	2005	2006	2007	2008	2009	2010	2011	2012	YTD 2013	Total
1996	$3,080	$9,204	$210	$237	$102	$83	$78	$68	$100	$39	$6	$10,127
1997	7,685	21,943	860	597	437	346	215	216	187	112	24	24,937
1998	11,089	31,078	1,811	1,415	882	616	397	382	332	241	46	37,200
1999	18,898	52,846	4,352	3,032	2,243	1,533	1,328	1,139	997	709	140	68,319
2000	25,020	76,596	10,924	8,067	5,202	3,604	3,198	2,782	2,554	1,927	423	115,277
2001	33,481	96,599	22,639	16,048	10,011	6,164	5,299	4,422	3,791	3,104	662	168,739
2002	42,325	87,073	32,497	24,729	16,527	9,772	7,444	6,375	5,844	4,768	1,048	196,077
2003	61,448	74,014	52,640	43,728	30,695	18,818	13,135	10,422	8,945	7,477	1,615	261,489
2004	59,176	18,019	46,475	40,424	30,750	19,339	13,677	9,944	8,522	6,604	1,394	195,148
2005	143,168	—	18,968	75,145	69,862	49,576	33,366	23,733	17,234	13,302	3,009	304,195
2006	107,673	—	—	22,971	53,192	40,560	29,749	22,494	18,190	12,560	2,676	202,392
2007	258,397	—	—	—	42,263	115,011	94,805	83,059	67,088	47,136	9,207	458,569
2008	275,157	—	—	—	—	61,277	107,974	100,337	89,344	71,806	14,002	444,740
2009	281,443	—	—	—	—	—	57,338	177,407	187,119	177,273	39,176	638,313
2010	358,122	—	—	—	—	—	—	86,562	218,053	234,893	54,972	594,480
2011	394,145	—	—	—	—	—	—	—	77,190	240,840	62,951	380,981
2012	515,690	—	—	—	—	—	—	—	—	74,289	70,426	144,715
YTD 2013	213,740	—	—	—	—	—	—	—	—	—	10,656	10,656
Total	$2,809,737	$467,372	$191,376	$236,393	$262,166	$326,699	$368,003	$529,342	$705,490	$897,080	$272,433	$4,256,354
Cash Collections By Year, By Year of Purchase – Purchased Bankruptcy Portfolio

(in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2004	2005	2006	2007	2008	2009	2010	2011	2012	YTD 2013	Total
2004	$7,468	743	4,554	3,956	2,777	1,455	496	164	149	108	20	$14,422
2005	29,301	—	3,777	15,500	11,934	6,845	3,318	1,382	466	250	52	43,524
2006	17,630	—	—	5,608	9,455	6,522	4,398	2,972	1,526	665	134	31,280
2007	78,544	—	—	—	2,850	27,972	25,630	22,829	16,093	7,551	412	103,337
2008	108,604	—	—	—	—	14,024	35,894	37,974	35,690	28,956	4,620	157,158
2009	156,050	—	—	—	—	—	16,635	81,780	102,780	107,888	23,867	332,950
2010	209,215	—	—	—	—	—	—	39,486	104,499	125,020	30,753	299,758
2011	182,133	—	—	—	—	—	—	—	15,218	66,379	18,803	100,400
2012	256,209	—	—	—	—		—	—	—	17,388	24,730	42,118
YTD 2013	86,595	—	—	—	—	—	—	—	—	—	5,842	5,842
Total	$1,131,749	$743	$8,331	$25,064	$27,016	$56,818	$86,371	$186,587	$276,421	$354,205	$109,233	$1,130,789

Cash Collections By Year, By Year of Purchase – Core Portfolio

(in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2004	2005	2006	2007	2008	2009	2010	2011	2012	YTD 2013	Total
1996	$3,080	$9,204	$210	$237	$102	$83	$78	$68	$100	$39	$6	$10,127
1997	7,685	21,943	860	597	437	346	215	216	187	112	24	24,937
1998	11,089	31,078	1,811	1,415	882	616	397	382	332	241	46	37,200
1999	18,898	52,846	4,352	3,032	2,243	1,533	1,328	1,139	997	709	140	68,319
2000	25,020	76,596	10,924	8,067	5,202	3,604	3,198	2,782	2,554	1,927	423	115,277
2001	33,481	96,599	22,639	16,048	10,011	6,164	5,299	4,422	3,791	3,104	662	168,739
2002	42,325	87,073	32,497	24,729	16,527	9,772	7,444	6,375	5,844	4,768	1,048	196,077
2003	61,448	74,014	52,640	43,728	30,695	18,818	13,135	10,422	8,945	7,477	1,615	261,489
2004	51,708	17,276	41,921	36,468	27,973	17,884	13,181	9,780	8,373	6,496	1,374	180,726
2005	113,867	—	15,191	59,645	57,928	42,731	30,048	22,351	16,768	13,052	2,957	260,671
2006	90,043	—	—	17,363	43,737	34,038	25,351	19,522	16,664	11,895	2,542	171,112
2007	179,853	—	—	—	39,413	87,039	69,175	60,230	50,995	39,585	8,795	355,232
2008	166,553	—	—	—	—	47,253	72,080	62,363	53,654	42,850	9,382	287,582
2009	125,393	—	—	—	—	—	40,703	95,627	84,339	69,385	15,309	305,363
2010	148,907	—	—	—	—	—	—	47,076	113,554	109,873	24,219	294,722
2011	212,012	—	—	—	—	—	—	—	61,972	174,461	44,148	280,581
2012	259,481	—	—	—	—	—	—	—	—	56,901	45,696	102,597
YTD 2013	127,145	—	—	—	—	—	—	—	—	—	4,814	4,814
Total	$1,677,988	$466,629	$183,045	$211,329	$235,150	$269,881	$281,632	$342,755	$429,069	$542,875	$163,200	$3,125,565
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

Primarily as a result of the downturn in the economy, the decline in the availability of consumer credit, our efforts to help customers establish reasonable payment plans, and improvements in our collections capabilities which have allowed us to profitably collect on accounts with lower balances or lower quality, the average payment size has decreased over the past several years. However, due to improved scoring and segmentation, together with enhanced productivity, we have been able to realize increased amounts of cash collections by generating enough incremental payments to overcome the decrease in payment size. The decreasing average payment size trend moderated during 2012 and the first three months of 2013.
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
The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q12013	Q42012	Q32012	Q22012	Q12012	Q42011	Q32011	Q22011
Call Center and Other Collections	$89,037	$72,624	$72,394	$73,582	$79,805	$61,227	$63,967	$64,566
External Legal Collections	47,910	41,521	39,913	41,464	34,852	26,316	27,245	27,329
Internal Legal Collections	29,283	23,968	25,650	25,361	23,345	17,615	16,444	16,007
Bankruptcy Court Trustee Collections	109,233	91,098	91,095	92,018	79,994	75,166	74,512	68,379
Total Cash Collections	$275,463	$229,211	$229,052	$232,425	$217,996	$180,324	$182,168	$176,281

Rollforward of Net Finance Receivables
The following table shows the changes in finance receivables, net, including the amounts paid to acquire new portfolios (amounts in thousands).

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Balance at beginning of year	$1,078,951	$926,734
Acquisitions of finance receivables (1)	212,389	112,093
Foreign currency translation adjustment	(922)	185
Cash collections applied to principal on finance receivables (2)	(120,671)	(93,770)
Balance at end of year	$1,169,747	$945,242
Estimated Remaining Collections	$2,486,903	$2,032,873

(1)	Acquisitions of finance receivables is net of buybacks and includes certain capitalized acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net of allowance charges.
Portfolios by Type and Geography (Domestic Portfolio Only)
The following table categorizes our life to date portfolio purchases as of March 31, 2013, into the major asset types represented (amounts in thousands):

Account Type	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
Major Credit Cards	17,815	56%	$50,378,631	70%	$2,015,177	70%
Consumer Finance	6,175	19	7,446,648	10	135,795	5
Private Label Credit Cards	7,060	23	9,730,256	14	635,100	22
Auto Deficiency	651	2	4,594,236	6	86,600	3
Total:	31,701	100%	72,149,771	100%	2,872,672	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

The following table summarizes our life to date portfolio purchases as of March 31, 2013, into the delinquency categories represented (amounts in thousands).

Account Type	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
Fresh	2,603	8%	$6,558,066	9%	$658,165	23%
Primary	4,714	15	8,825,206	12	468,115	16
Secondary	5,683	18	8,661,377	12	345,182	12
Tertiary	4,049	13	5,455,392	8	76,829	3
BK Trustees	4,465	14	20,119,380	28	1,182,080	41
Other	10,187	32	22,530,350	31	142,301	5
Total:	31,701	100%	72,149,771	100%	2,872,672	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.
We also review the geographic distribution of accounts within a portfolio because we have found that state specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.

The following table summarizes our life to date portfolio purchases as of March 31, 2013, by geographic location (amounts in thousands):

Geographic Distribution	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
California	3,360	11%	$9,499,719	13%	$369,174	13%
Texas	4,563	14	7,979,201	11	250,096	9
Florida	2,505	8	6,827,064	9	259,070	9
New York	1,790	6	4,238,925	6	149,781	5
Ohio	1,521	5	2,710,452	4	121,521	4
Pennsylvania	1,130	4	2,632,299	4	103,267	4
North Carolina	1,139	4	2,545,318	4	100,076	3
Illinois	1,184	4	2,533,135	4	112,343	4
Georgia	1,025	3	2,399,035	3	114,981	4
Michigan	838	3	1,947,256	3	87,745	3
New Jersey	725	2	1,939,185	3	80,752	3
Arizona	565	2	1,551,391	2	61,501	2
Virginia	858	3	1,536,589	2	67,327	2
Tennessee	674	2	1,503,487	2	68,021	2
Massachusetts	538	2	1,321,884	2	51,052	2
Indiana	571	2	1,281,603	2	63,442	2
Other(3)	8,715	25	19,703,228	26	812,523	29
Total:	31,701	100%	72,149,771	100%	2,872,672	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.
Collections Productivity
The following tables display various collections productivity measures that we track. The tables below contain our collector productivity metrics as defined by calendar quarter.
Quarterly Cash Collections per Collector Hour Paid (Domestic Portfolio Only)

	Core cash collections (1)
	2009	2010	2011	2012	2013
Q1	$120	$135	$162	$166	$186
Q2	$114	$127	$154	$169	$—
Q3	$111	$127	$152	$171	$—
Q4	$109	$129	$137	$150	$—

	Total cash collections (2)
	2009	2010	2011	2012	2013
Q1	$147	$182	$241	$258	$298
Q2	$143	$188	$243	$275	$—
Q3	$144	$200	$249	$279	$—
Q4	$148	$204	$228	$245	$—

	Non-legal cash collections (3)
	2009	2010	2011	2012	2013
Q1	$118	$154	$204	$216	$244
Q2	$116	$160	$205	$225	$—
Q3	$119	$170	$212	$230	$—
Q4	$123	$174	$194	$200	$—

	Non-legal/non-bankruptcy cash collections (4)
	2009	2010	2011	2012	2013
Q1	$90	$106	$125	$125	$133
Q2	$87	$100	$116	$120	$—
Q3	$87	$97	$115	$122	$—
Q4	$84	$98	$103	$105	$—

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
As of March 31, 2013, cash and cash equivalents totaled $39.1 million, compared to $32.7 million at December 31, 2012. Total debt outstanding on our $600.0 million credit facility was $370.8 million as of March 31, 2013, which represents availability of $228.0 million.
We have in place forward flow commitments for the purchase of defaulted consumer receivables over the next 12 months of approximately $283.8 million as of March 31, 2013.  Additionally we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements.  We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit agreement will be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and a material amount of additional portfolio purchasing in excess of the currently committed flow amounts during the next twelve months.
We entered into the $600.0 million secured credit facility referred to above, on December 19, 2012. Refer to the “Borrowings” section below for additional information on this facility.
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
With the acquisition of a controlling interest in CCB, we have the right to call (purchase) the noncontrolling interest through February 2015. In addition, the noncontrolling interest has the right to put the remainder of the shares to us beginning in March 2012 and ending February 2018. From March 2012 to February 2015, the put option is subject to a minimum amount of trailing

EBITDA. As of March 31, 2013, the total maximum amount we would have to pay for the noncontrolling interest in CCB under any circumstances is $11.4 million. In February 2013, we exercised our right to purchase half of the remaining noncontrolling interest for a purchase price of $1.1 million.
We file domestic income tax returns using the cost recovery method for tax revenue recognition as it relates to our debt purchasing business.  The Internal Revenue Service (“IRS”) has audited and issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006 and 2005. It has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction.  We have filed a petition in the United States Tax Court and believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that they will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary.  If we are unsuccessful in the United States Tax Court, we can appeal to the federal Circuit Court of Appeals.  If judicial appeals prove unsuccessful, we may ultimately be required to pay the related deferred taxes, any potential interest, and penalties, possibly requiring additional financing from other sources. In accordance with the Internal Revenue Code, underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points.  An additional two percentage points applies to large corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code. Deferred taxes related to this item were $190.2 million at March 31, 2013.
Cash generated from operations is dependent upon our ability to collect on our finance receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our future cash flows.
Our operating activities provided cash of $58.1 million and $20.1 million for the three months ended March 31, 2013 and 2012, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period. The increase was due in part to an increase in net income to $38.5 million for the three months ended March 31, 2013, from $25.2 million for the three months ended March 31, 2012. The remaining increase was mainly attributable to the timing of income tax payments.
Our investing activities used cash of $94.2 million and $64.2 million during the three months ended March 31, 2013 and 2012, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment and business acquisitions. The majority of the increase was due to an increase in acquisitions of finance receivables, which increased from $108.2 million for the three months ended March 31, 2012 to $212.4 million for the three months ended March 31, 2013, partially offset by an increase in collections applied to principal on finance receivables from $93.8 million for the three months ended March 31, 2012 to $120.7 million for the three months ended March 31, 2013. In addition, cash of $48.7 million was used on business acquisitions during the three months ended March 31, 2012 compared to $0 in three months ended March 31, 2013.
Our financing activities provided cash of $42.7 million and $44.0 million during the three months ended March 31, 2013 and 2012, respectively. Cash is primarily provided by draws on our line of credit. Cash used in financing activities is primarily driven by principal payments on our line of credit, principal payments on long-term debt and repurchases of our common stock.
Cash paid for interest was $2.7 million and $2.6 million for the three months ended March 31, 2013 and 2012, respectively. Interest was paid on our line of credit and long-term debt. Cash paid for income taxes was $2.9 million and $12.5 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in the taxes paid for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, is the result of the timing and amount of estimated taxes paid during the respective tax year.
Borrowings
On December 19, 2012, we entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). Under the terms of the Credit Agreement, the credit facility includes an aggregate principal amount available of $600.0 million (subject to the borrowing base and applicable debt covenants) which consists of a $200.0 million floating rate term loan that matures on December 19, 2017 and a $400.0 million revolving credit facility that matures on December 19, 2017. The term and revolving loans accrue interest, at our option, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. Interest is payable on base rate loans quarterly in arrears and on Eurodollar loans in arrears on the last day of each interest period or, if such interest period exceeds three months, every three months. Our revolving credit facility includes a $20.0 million swingline loan sublimit, a $20.0 million letter of credit sublimit and a $20.0 million alternative currency equivalent sublimit. It also contains an accordion loan feature that allows us to request an increase of up to $250.0 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to terms of the Credit Agreement. No existing lender is obligated to increase its commitment. The Credit Agreement is secured by a first priority lien on substantially all of our assets. The Credit Agreement contains restrictive covenants and events of default including the following:

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
Our borrowings at March 31, 2013 consisted of $148.0 million in 30-day Eurodollar rate loans and $24.0 million in base rate loans with a weighted average interest rate of 2.74%. In addition, we had $198.8 million outstanding on the term loan at March 31, 2013 with an annual interest rate of 2.70%.
We had $370.8 million and $327.0 million of borrowings outstanding on our credit facility as of March 31, 2013 and December 31, 2012, respectively.
We were in compliance with all covenants of our credit facilities as of March 31, 2013 and December 31, 2012.
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
Stockholders’ Equity
Stockholders’ equity was $751.0 at March 31, 2013 and $708.4 million at December 31, 2012. The increase was primarily attributable to $38.6 million in net income attributable to PRA during the first three months of 2013.
Contractual Obligations
Our contractual obligations as of March 31, 2013 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$23,638	$5,637	$10,116	$5,958	$1,927
Line of Credit (1)	203,244	5,855	12,088	185,301	—
Long-term Debt (2)	226,088	12,118	38,817	175,153	—
Purchase Commitments (3) (4)	313,911	310,905	2,628	378	—
Employment Agreements	11,282	8,269	3,013	—	—
Total	$778,163	$342,784	$66,662	$366,790	$1,927

(1)
This amount includes principal, estimated interest and unused line fees due on the line of credit and assumes that the balance on the line of credit remains constant from the March 31, 2013 balance of $172.0 million and the balance is paid in full at its respective maturity in December 2017.

(2)	This amount also includes estimated interest on our long-term borrowings under our credit facility.

(3)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $283.8 million.

(4)	This amount includes the maximum remaining purchase price of $11.4 million which is the maximum amount that could be paid to acquire the noncontrolling interest of CCB.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).
Recent Accounting Pronouncements
In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” to amend the accounting guidance on intangible asset impairment testing. The ASU permits entities to perform an optional qualitative assessment for determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We adopted ASU 2012-02 in the first quarter of 2013 which had no material impact on our consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income, by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. We adopted ASU 2013-02 in the first quarter of 2013 which had no material impact on our consolidated financial statements.
In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," which defines the treatment of the release of cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and prior periods should not be adjusted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
Under ASC 310-30 static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which may include certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30, utilizing the interest method, initially freezes the yield, estimated when the accounts are purchased, as the basis for subsequent impairment testing. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. Income on finance receivables is accrued quarterly based on each static pool's effective yield. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a pool's remaining life.  Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. Quarterly cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as principal amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, we do not record accretion in the first six to twelve months of the estimated life of the pool; accordingly, we utilize either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the pool. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, we use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. These cost recovery pools are not aggregated with other pools. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the pool, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above.
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
Fee Income:
We utilize the provisions of ASC Topic 605-45, “Principal Agent Considerations” (“ASC 605-45”) to account for fee income revenue. ASC 605-45 requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes an assessment of who retains inventory/credit risk, controls vendor selection, establishes pricing and remains the primary obligor on the transaction. Each of these factors was considered to determine the correct method of recognizing revenue.
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
Our United Kingdom subsidiary generates revenue from both purchased finance receivables which is accounted for as described above and finance receivables serviced on a contingent fee basis. These serviced portfolios are owned by our clients and placed under a contingent fee commission arrangement. Our subsidiary is paid to collect funds from the client's debtors and earns a commission generally expressed as a percentage of the gross collections amount. The "Fee income" line of our income statement reflects the contingent fee amount earned, and not the gross collection amount.
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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facility. We assess this interest rate risk by estimating the increase in interest expense that would occur due to an increase in short-term interest rates. The average borrowings on our variable rate credit facility were $359.6 million and $214.6 million for the three months ended March 31, 2013 and 2012, respectively. Assuming a 200 basis point increase in interest rates, for example, interest expense would have increased by $1.8 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively, resulting in a decrease in income before income taxes of 2.8% and 2.6%, respectively. As of March 31, 2013 and December 31, 2012, we had $370.8 million and $265.0 million, respectively, of variable rate debt outstanding on our credit facility. We did not have any other variable rate debt outstanding as of March 31, 2013. We had no interest rate hedging programs in place for the three months ended March 31, 2013 and 2012. Significant increases in future interest rates on our variable rate credit facility could lead to a material decrease in future earnings assuming all other factors remained constant.
Currency Exchange Risk
We are subject to currency exchange risk from our UK subsidiary. It conducts business in the Pound Sterling, but we report our financial results in U.S. dollars. Significant fluctuations in exchange rates between the U.S. dollar and the Pound Sterling may adversely affect our net income. We may or may not implement a hedging program related to currency exchange rate fluctuation. In the first quarter of 2013 and 2012, MHH revenues were 1.6% and 3.3% of consolidated revenues, respectively. We had no currency exchange risk hedging programs in place for the three months ended March 31, 2013 or 2012.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
No legal proceedings were commenced during the period covered by this report that the Company believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations and cash flows. Refer to Note 11 “Commitments and Contingencies” of our Consolidated Financial Statements for material developments with respect to legal proceedings previously disclosed with respect to prior periods.

Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our 2012 Annual Report on Form 10-K filed on February 28, 2013, together with all other information included or incorporated in our reports filed with the SEC. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
On February 2, 2012, the Company's board of directors authorized a share repurchase program to purchase up to $100,000,000 of the Company's outstanding shares of common stock on the open market. The following table provides information about the Company's common stock purchased during the first quarter of 2013.

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Remaining Purchase Price for Share Repurchases Under the Plan
February 28, 2013	8,600	$117.10	$76,257,886
March 31, 2013	7,600	119.08	75,352,887

Total	16,200	$118.03	$75,352,887

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

PORTFOLIO RECOVERY ASSOCIATES, INC.
(Registrant)

Date: May 8, 2013	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 8, 2013	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)