Form 10-Q
period 2013-06-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2013-08-02
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2013
Common Stock, $0.01 par value	50,731,545

PORTFOLIO RECOVERY ASSOCIATES, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2013 and December 31, 2012
(unaudited)
(Amounts in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$43,459	$32,687
Finance receivables, net	1,236,859	1,078,951
Accounts receivable, net	10,421	10,486
Income taxes receivable	2,487	—
Property and equipment, net	27,278	25,312
Goodwill	106,953	109,488
Intangible assets, net	17,396	20,364
Other assets	12,393	11,668
Total assets	$1,457,246	$1,288,956
Liabilities and Equity
Liabilities:
Accounts payable	$9,356	$12,155
Accrued expenses and other liabilities	29,600	18,953
Income taxes payable	—	3,125
Accrued payroll and bonuses	14,552	12,804
Net deferred tax liability	187,730	185,277
Line of credit	216,000	127,000
Long-term debt	197,774	200,542
Total liabilities	655,012	559,856
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	10,336	20,673
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, 60,000 authorized shares, 50,730 issued and outstanding shares at June 30, 2013, and 50,727 issued and outstanding shares at December 31, 2012	507	507
Additional paid-in capital	156,574	150,878
Retained earnings	636,390	554,191
Accumulated other comprehensive (loss)/income	(1,573)	2,851
Total stockholders’ equity	791,898	708,427
Total liabilities and equity	$1,457,246	$1,288,956
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the three and six months ended June 30, 2013 and 2012
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Income recognized on finance receivables, net	$168,570	$132,587	$323,362	$256,812
Fee income	14,391	15,298	29,158	31,218
Total revenues	182,961	147,885	352,520	288,030
Operating expenses:
Compensation and employee services	48,202	42,479	93,199	82,173
Legal collection fees	10,609	8,988	21,138	16,606
Legal collection costs	22,717	18,227	43,218	41,895
Agent fees	1,280	1,323	2,889	2,951
Outside fees and services	8,634	5,584	16,081	11,444
Communications	7,560	7,007	16,521	15,260
Rent and occupancy	1,824	1,656	3,511	3,268
Depreciation and amortization	3,534	3,555	6,900	7,210
Other operating expenses	4,775	4,470	9,350	8,206
Total operating expenses	109,135	93,289	212,807	189,013
Income from operations	73,826	54,596	139,713	99,017
Other income and (expense):
Interest income	—	7	—	8
Interest expense	(2,923)	(2,381)	(5,612)	(5,034)
Income before income taxes	70,903	52,222	134,101	93,991
Provision for income taxes	27,489	20,171	52,170	36,751
Net income	$43,414	$32,051	$81,931	$57,240
Adjustment for (loss)/income attributable to redeemable noncontrolling interest	(185)	36	(268)	(237)
Net income attributable to Portfolio Recovery Associates, Inc.	$43,599	$32,015	$82,199	$57,477
Net income per common share attributable to Portfolio Recovery Associates, Inc:
Basic	$0.86	$0.63	$1.62	$1.12
Diluted	$0.85	$0.62	$1.60	$1.11
Weighted average number of shares outstanding:
Basic	50,751	51,081	50,781	51,333
Diluted	51,183	51,399	51,228	51,600
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2013 and 2012
(unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$43,414	$32,051	$81,931	$57,240
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(6)	(1,026)	(4,424)	321
Total other comprehensive (loss)/income	(6)	(1,026)	(4,424)	321
Comprehensive income	43,408	31,025	77,507	57,561
Comprehensive (loss)/income attributable to noncontrolling interest	(185)	36	(268)	(237)
Comprehensive income attributable to Portfolio Recovery Associates, Inc.	$43,593	$30,989	$77,775	$57,798
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2013
(unaudited)
(Amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2012	50,727	$507	$150,878	$554,191	$2,851	$708,427
Components of comprehensive income:
Net income attributable to Portfolio Recovery Associates, Inc.	—	—	—	82,199	—	82,199
Foreign currency translation adjustment	—	—	—	—	(4,424)	(4,424)
Vesting of nonvested shares	217	1	(1)	—	—	—
Repurchase and cancellation of common stock	(214)	(1)	(8,505)	—	—	(8,506)
Amortization of share-based compensation	—	—	6,651	—	—	6,651
Income tax benefit from share-based compensation	—	—	2,659	—	—	2,659
Employee stock relinquished for payment of taxes	—	—	(4,025)	—	—	(4,025)
Purchase of noncontrolling interest	—	—	9,162	—	—	9,162
Adjustment of the noncontrolling interest measurement amount	—	—	(245)	—	—	(245)
Balance at June 30, 2013	50,730	$507	$156,574	$636,390	$(1,573)	$791,898
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2013 and 2012
(unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$81,931	$57,240
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	6,651	5,576
Depreciation and amortization	6,900	7,210
Deferred tax expense/(benefit)	2,488	(3,244)
Changes in operating assets and liabilities:
Other assets	(1,284)	(121)
Accounts receivable	(46)	1,320
Accounts payable	(2,633)	(432)
Income taxes	(5,748)	(5,850)
Accrued expenses	7,313	(3,016)
Accrued payroll and bonuses	1,757	(4,447)
Net cash provided by operating activities	97,329	54,236
Cash flows from investing activities:
Purchases of property and equipment	(6,639)	(2,952)
Acquisition of finance receivables, net of buybacks	(407,347)	(229,388)
Collections applied to principal on finance receivables	248,498	193,608
Business acquisition, net of cash acquired	—	(48,653)
Net cash used in investing activities	(165,488)	(87,385)
Cash flows from financing activities:
Income tax benefit from share-based compensation	2,659	1,435
Proceeds from line of credit	217,000	151,000
Principal payments on line of credit	(128,000)	(79,000)
Repurchases of common stock	(8,506)	(22,726)
Cash paid for purchase of portion of noncontrolling interest	(1,150)	—
Distributions paid to noncontrolling interest	(51)	—
Principal payments on long-term debt	(2,768)	(397)
Net cash provided by financing activities	79,184	50,312
Effect of exchange rate on cash	(253)	(1,239)
Net increase in cash and cash equivalents	10,772	15,924
Cash and cash equivalents, beginning of period	32,687	26,697
Cash and cash equivalents, end of period	$43,459	$42,621
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,581	$5,312
Cash paid for income taxes	52,809	44,509
Noncash investing and financing activities:
Adjustment of the noncontrolling interest measurement amount	$(245)	$(2,048)
Distributions payable relating to noncontrolling interest	2	261
Purchase of noncontrolling interest	9,162	—
Employee stock relinquished for payment of taxes	(4,025)	(2,077)
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Organization and Business:
Portfolio Recovery Associates, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) is a financial and business service company operating principally in the United States and the United Kingdom.  One call center in the Philippines operates under contract with the Company. The Company’s primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. The Company also services receivables on behalf of clients and provides class action claims settlement recovery services and related payment processing to corporate clients.

On June 10, 2013, the Company's board of directors declared a three-for-one stock split by means of a stock dividend.  The new shares were distributed on August 1, 2013, and the shares began trading on a split-adjusted basis beginning August 2, 2013.  As a result of this action, approximately 33.8 million shares were issued to stockholders.  The par value of the common stock remains at $0.01 per share and, accordingly, approximately $0.3 million was retroactively transferred from additional paid in capital to common stock for all periods presented.  Earnings per share and weighted average shares outstanding are presented in this Form 10-Q after the effect of the stock split.  The three-for-one stock split is reflected in the share and per share amounts in all periods presented in this Form 10-Q including Note 8 “Share-Based Compensation,” Note 10 “Earnings per Share,” and Note 13 “Stockholders Equity.”
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
The following table shows the amount of revenue generated for the three and six months ended June 30, 2013 and 2012 and long-lived assets held at June 30, 2013 and 2012 by geographical location (amounts in thousands):

	As Of And For The		As Of And For The
	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$180,350	$25,685	$143,342	$24,333
United Kingdom	2,611	1,593	4,543	1,683
Total	$182,961	$27,278	$147,885	$26,016

	As Of And For The		As Of And For The
	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$347,279	$25,685	$278,849	$24,333
United Kingdom	5,241	1,593	9,181	1,683
Total	$352,520	$27,278	$288,030	$26,016
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of June 30, 2013, its consolidated income statements and statements of comprehensive income for the three and six months ended June 30, 2013 and 2012, its consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2013, and its consolidated statements of cash flows for the six months ended June 30, 2013 and 2012. The consolidated income statements of the Company for the three and six months ended June 30, 2013 may not be indicative of future results. Certain

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K, filed on February 28, 2013.

2.	Finance Receivables, net:
The Company accounts for its investment in finance receivables under the guidance of ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”).  The Company acquires portfolios of accounts that have experienced deterioration of credit quality between origination and the Company's acquisition of the accounts. The amount paid for a portfolio reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to an account's contractual terms. At acquisition, the Company reviews the accounts to determine whether there is evidence of deterioration of credit quality since origination, and if it is probable that the Company will be unable to collect all amounts due according to the account's contractual terms.  If both conditions exist, the Company then determines whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows (expected at acquisition) for each acquired portfolio based on the Company's proprietary models, and the Company subsequently aggregates portfolios of accounts into pools. The Company determines the excess of the pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the pool's cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining estimated life of the pool (accretable yield). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows, based on the Company's estimates derived from its proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet.
Under ASC 310-30 static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which may include certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30, utilizing the interest method, initially freezes the yield, estimated when the accounts are purchased, as the basis for subsequent impairment testing. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company's proprietary collection models. Income on finance receivables is accrued quarterly based on each static pool's effective yield. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a pool's remaining life.  Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. Cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as principal amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, the Company does not record accretion in the first six to twelve months of the life of the pool; accordingly, the Company utilizes either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the pool, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. The Company also uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably estimated.  At June 30, 2013, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $16.3 million ; at December 31, 2012, the amount was $4.2 million.
A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received.
The Company establishes valuation allowances, if necessary, for acquired accounts subject to ASC 310-10. Valuation allowances are established only subsequent to acquisition of the accounts. At June 30, 2013 and 2012, the Company had a valuation allowance against its finance receivables of $94.1 million and $89.3 million, respectively; at December 31, 2012, the valuation allowance was $93.1 million.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company implements the accounting for income recognized on finance receivables under ASC 310-30 as follows. The Company creates each accounting pool using its projections of estimated cash flows and expected economic life.  The Company then computes the effective yield that fully amortizes the pool over a reasonable expectation of its economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, the Company balances those results to the data contained in its proprietary models to ensure accuracy, then reviews each pool watching for trends, actual performance versus projections and curve shape (a graphical depiction of the timing of cash flows), regularly re-forecasting future cash flows utilizing the Company's statistical models. The review process is primarily performed by the Company's finance staff; however, the Company's operational and statistical staffs are also involved, providing updated statistical input and cash projections to the finance staff. If there is a significant increase in expected cash flows, the Company will recognize the effect of the increase prospectively through an increase in yield. If a valuation allowance had been previously recognized for that pool, the allowance is reversed before recording any prospective yield adjustments. If the over performance is considered more of an acceleration of cash flows (a timing difference), the Company will: a) adjust estimated future cash flows downward which effectively extends the amortization period to fall within a reasonable expectation of the pool's economic life, b) adjust future cash flow projections as noted previously coupled with an increase in yield in order for the amortization period to fall within a reasonable expectation of the pool's economic life, or c) take no action at all if the amortization period falls within a reasonable expectation of the pool's expected economic life. To the extent there is underperformance, the Company will record an allowance if the underperformance is significant and will also consider revising estimated future cash flows based on current period information, or take no action if the pool's amortization period is reasonable and falls within the currently projected economic life.
Changes in finance receivables, net for the three and six months ended June 30, 2013 and 2012 were as follows (amounts in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Balance at beginning of period	$1,169,747	$945,242
Acquisitions of finance receivables, net of buybacks	194,958	121,246
Foreign currency translation adjustment	(19)	(142)
Cash collections	(296,397)	(232,425)
Income recognized on finance receivables, net	168,570	132,587
Cash collections applied to principal	(127,827)	(99,838)
Balance at end of period	$1,236,859	$966,508

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Balance at beginning of period	$1,078,951	$926,734
Acquisitions of finance receivables, net of buybacks	407,347	233,339
Foreign currency translation adjustment	(941)	43
Cash collections	(571,860)	(450,420)
Income recognized on finance receivables, net	323,362	256,812
Cash collections applied to principal	(248,498)	(193,608)
Balance at end of period	$1,236,859	$966,508

At the time of acquisition, the life of each pool is generally estimated to be between 60 to 96 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, cash collections applied to principal on finance receivables as of June 30, 2013 are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

June 30, 2014	$416,728
June 30, 2015	338,726
June 30, 2016	262,131
June 30, 2017	150,841
June 30, 2018	62,083
June 30, 2019	6,350
$1,236,859
During the three and six months ended June 30, 2013, the Company purchased approximately $3.19 billion and $5.04 billion, respectively, in face value of charged-off consumer receivables. During the three and six months ended June 30, 2012, the Company purchased approximately $1.53 billion and $2.98 billion, respectively, in face value of charged-off consumer receivables. At June 30, 2013, the estimated remaining collections (“ERC”) on the receivables purchased in the three and six months ended June 30, 2013, were $343.7 million and $692.4 million, respectively. At June 30, 2013, the ERC on the receivables purchased in the three and six months ended June 30, 2012, were $181.5 million and $322.5 million, respectively.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three and six months ended June 30, 2013 and 2012 were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$1,317,144	$1,088,752	$1,239,674	$1,026,614
Income recognized on finance receivables, net	(168,570)	(132,587)	(323,362)	(256,812)
Additions	167,185	122,616	349,690	222,168
Net reclassifications from nonaccretable difference	85,028	74,191	138,792	160,815
Foreign currency translation adjustment	119	(1,319)	(3,888)	(1,132)
Balance at end of period	$1,400,906	$1,151,653	$1,400,906	$1,151,653

A valuation allowance is recorded for significant decreases in expected cash flows or a change in the expected timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. In any given period, the Company may be required to record valuation allowances due to pools of receivables underperforming expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently on the overall profitability of purchased pools of defaulted consumer receivables would include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relate to the collection and movement of accounts on both the collection floor of the Company and external channels), as well as decreases in productivity related to turnover and tenure of the Company’s collection staff. The following is a summary of activity within the Company’s valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total
Valuation allowance - finance receivables:
Beginning balance	$72,100	$23,196	$95,296	$76,110	$10,955	$87,065
Allowance charges	—	600	600	800	2,575	3,375
Reversal of previous recorded allowance charges	(1,750)	(35)	(1,785)	(1,060)	(111)	(1,171)
Net allowance charges	(1,750)	565	(1,185)	(260)	2,464	2,204
Ending balance	$70,350	$23,761	$94,111	$75,850	$13,419	$89,269
Finance receivables, net (3):	$641,266	$581,849	$1,223,115	$473,340	$487,331	$960,671

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total
Valuation allowance - finance receivables:
Beginning balance	$74,500	$18,623	$93,123	$76,580	$9,991	$86,571
Allowance charges	300	5,260	5,560	2,150	3,675	5,825
Reversal of previous recorded allowance charges	(4,450)	(122)	(4,572)	(2,880)	(247)	(3,127)
Net allowance charges	(4,150)	5,138	988	(730)	3,428	2,698
Ending balance	$70,350	$23,761	$94,111	$75,850	$13,419	$89,269
Finance receivables, net (3):	$641,266	$581,849	$1,223,115	$473,340	$487,331	$960,671

(1)
“Core” accounts or portfolios refer to accounts or portfolios that are defaulted consumer receivables and are not in a bankrupt status upon purchase. These accounts are aggregated separately from purchased bankruptcy accounts.

(2)	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy status when purchased, and as such, are purchased as a pool of bankrupt accounts.

(3)	At June 30, 2013, the MHH finance receivables balance was $13.7 million against which there was no valuation allowance recorded; therefore it is not included in this roll-forward.

3.	Line of Credit:
On December 19, 2012, the Company entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). Under the terms of the Credit Agreement, the credit facility includes an aggregate principal amount available of $600.0 million (subject to the borrowing base and applicable debt covenants) which consists of a $200.0 million floating rate term loan that matures on December 19, 2017 and a $400.0 million revolving credit facility that matures on December 19, 2017. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. The Company’s revolving credit facility includes a $20 million swingline loan sublimit, a $20 million letter of credit sublimit and a $20 million alternative currency equivalent sublimit. It also contains an accordion loan feature that allows the Company to request an increase of up to $250.0 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to terms of the Credit Agreement. No existing lender is obligated to increase its commitment. The Credit Agreement is secured by a first priority lien on substantially all of the Company’s assets. The Credit Agreement contains restrictive covenants and events of default including the following:

•	borrowings may not exceed 30% of the ERC of all its eligible asset pools plus 75% of its eligible accounts receivable;

•	the consolidated leverage ratio (as defined in the Credit Agreement) cannot exceed 2.0 to 1.0 as of the end of any fiscal quarter;

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The revolving credit facility also bears an unused line fee of 0.375% per annum, payable quarterly in arrears.
The Company's borrowings at June 30, 2013 consisted of $195.0 million in 30-day Eurodollar rate loans and $21.0 million in base rate loans with a weighted average interest rate of 2.89%. In addition, the Company had $197.5 million outstanding on the term loan at June 30, 2013 with an annual interest rate as of June 30, 2013 of 2.70%. At December 31, 2012, the Company's borrowings consisted of $122.0 million in 30-day Eurodollar rate loans and $5.0 million in base rate loans with a weighted average interest rate of 2.74%. In addition, the Company had $200.0 million outstanding on the term loan at December 31, 2012 with an annual interest rate as of December 31, 2012 of 2.71%. Refer to Note 4 "Long-Term Debt" for payment details related to the term loan.
The Company had $413.5 million and $327.0 million of borrowings outstanding on its credit facility as of June 30, 2013 and December 31, 2012, respectively. These total borrowings include long-term debt as discussed in Note 4 "Long-Term Debt."
The Company was in compliance with all covenants of its credit facilities as of June 30, 2013 and December 31, 2012.

4.	Long-Term Debt:
On December 19, 2012, the Company entered into the Credit Agreement. Under the terms of the Credit Agreement, the credit facility includes a $200 million floating rate term loan that matures on December 19, 2017. The balance of this term loan was $197.5 million and $200.0 million at June 30, 2013 and December 31, 2012, respectively. The term loan accrues interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum. See Note 3 "Line of Credit" for additional details regarding interest rates and restrictive covenants. The term loan includes quarterly principal payments on the last day of each calendar quarter beginning June 30, 2013 and ending on the maturity date of December 19, 2017.
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
The following principal payments are due on the Company's long-term debt as of June 30, 2013 for the twelve month periods ending (amounts in thousands):

June 30, 2014	$7,774
June 30, 2015	12,500
June 30, 2016	17,500
June 30, 2017	30,000
June 30, 2018	130,000
Total	$197,774

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	Property and Equipment, net:
Property and equipment, at cost, consisted of the following as of the dates indicated (amounts in thousands):

	June 30, 2013	December 31, 2012
Software	$31,703	$29,467
Computer equipment	15,115	14,129
Furniture and fixtures	7,772	7,220
Equipment	9,535	8,674
Leasehold improvements	8,100	7,231
Building and improvements	7,012	7,014
Land	1,269	1,269
Accumulated depreciation and amortization	(53,228)	(49,692)
Property and equipment, net	$27,278	$25,312
Depreciation and amortization expense relating to property and equipment for the three and six months ended June 30, 2013, was $2.4 million and $4.6 million, respectively. Depreciation and amortization expense relating to property and equipment for the three and six months ended June 30, 2012, was $2.1 million and $4.3 million, respectively.
The Company, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of June 30, 2013 and December 31, 2012, the Company incurred and capitalized approximately $9.1 million and $7.8 million, respectively, of these direct payroll costs and external direct costs related to software developed for internal use. Of these costs, at June 30, 2013 and December 31, 2012, approximately $1.8 million and $1.3 million, respectively, was for projects that were in the development stage and, therefore are a component of “Other Assets.” Once the projects are completed, the costs are transferred to Software and amortized over their estimated useful life. Amortization expense for the three and six months ended June 30, 2013, was approximately $0.3 million and $0.7 million, respectively. Amortization expense for the three and six months ended June 30, 2012, was approximately $0.3 million and $0.5 million, respectively. The remaining unamortized costs relating to internally developed software at June 30, 2013 and December 31, 2012 were approximately $3.9 million for both periods.

6.	Redeemable Noncontrolling Interest:
In accordance with ASC 810, the Company has consolidated all financial statement accounts of Claims Compensation Bureau, LLC (“CCB”) in its consolidated balance sheets and its consolidated income statements. The redeemable noncontrolling interest amount is separately stated on the consolidated balance sheets and represents the 19% and 38% interest in CCB not owned by the Company at June 30, 2013 and December 31, 2012, respectively. In addition, net income/loss attributable to the noncontrolling interest is stated separately in the consolidated income statements.
The Company has the right through February 28, 2015 to purchase the remaining 19% of CCB at certain pre-determined multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). In addition, through February 28, 2015, the noncontrolling interest can require the Company to purchase up to one-third of its membership units in CCB per annual period at pre-defined multiples of EBITDA, subject to achievement of a minimum amount of trailing EBITDA. Beginning March 1, 2015 and ending February 28, 2018, the noncontrolling interest can require the Company to purchase all or any portion of its remaining membership units in CCB at pre-defined multiples of EBITDA, with no restrictions.
Effective as of January 31, 2013, the Company purchased one-half of the then remaining interest in CCB for a purchase price of $1.1 million. The purchase price was derived from the formula stipulated in the contractual agreement and was based on prior levels of EBITDA.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The maximum redemption value of the noncontrolling interest, as if it were currently redeemable by the holder of the put option under the terms of the put arrangement, was $11.4 million at June 30, 2013.
The following table represents the changes in the redeemable noncontrolling interest for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$10,336	$18,783	$20,673	$17,831
Net (loss)/income attributable to redeemable noncontrolling interest	(185)	36	(268)	(237)
Distributions payable	—	(261)	(2)	(261)
Purchase of portion of noncontrolling interest	—	—	(10,312)	—
Adjustment of the noncontrolling interest measurement amount	185	823	245	2,048
Balance at end of period	$10,336	$19,381	$10,336	$19,381
In accordance with the limited liability company agreement of CCB, distributions due to the members of CCB are accrued each quarter and are payable as soon as reasonably possible subsequent to each quarter end.

7.	Goodwill and Intangible Assets, net:
In connection with the Company’s previous business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. Pursuant to ASC 350, goodwill is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2012, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2012, no impairment charges to goodwill or the other intangible assets were necessary as of the date of that review. During the three months ended June 30, 2013, the Company further evaluated the goodwill associated with one of its reporting units, which has experienced a revenue and profitability decline and recent net losses. Based on this evaluation, management believes that the estimated fair value of the reporting unit exceeded its carrying value at June 30, 2013. The amount of goodwill attributed to this reporting unit was $6.4 million at June 30, 2013. All other intangible assets related to this reporting unit were fully amortized as of June 30, 2013. There were no impairment losses during the three or six months ended June 30, 2013 and 2012. The Company expects to perform its next annual goodwill review during the fourth quarter of 2013. At June 30, 2013 and December 31, 2012, the carrying value of goodwill was $107.0 million and $109.5 million, respectively. The following table represents the changes in goodwill for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$106,912	$97,480	$109,488	$61,678
Acquisition of MHH	—	—	—	34,270
Adjustment to provisional amount	—	3,060	—	3,060
Foreign currency translation adjustment	41	(1,156)	(2,535)	376
Balance at end of period	$106,953	$99,384	$106,953	$99,384
Intangible assets, excluding goodwill, consist of the following at June 30, 2013 and December 31, 2012 (amounts in thousands):

	June 30, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Client and customer relationships	$40,056	$24,443	$40,698	$22,516
Non-compete agreements	3,838	3,619	3,880	3,581
Trademarks	3,412	1,848	3,477	1,594
Total	$47,306	$29,910	$48,055	$27,691

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Total intangible asset amortization expense for the three and six months ended June 30, 2013 was $1.2 million and $2.4 million, respectively. Total intangible asset amortization expense for the three and six months ended June 30, 2012 was $1.4 million and $2.9 million, respectively. The Company reviews these intangible assets for possible impairment upon the occurrence of a triggering event.

8.	Share-Based Compensation:
The Company has an Omnibus Incentive Plan to assist the Company in attracting and retaining selected individuals to serve as employees and directors, who are expected to contribute to the Company's success and to achieve long-term objectives that will benefit stockholders of the Company. The 2013 Omnibus Incentive Plan (the “Plan”) was approved by the Company's stockholders at the 2013 Annual Meeting.  The Plan enables the Company to award shares of the Company's common stock to select employees and directors, as described in the Plan, not to exceed 5,400,000 shares as authorized by the Plan. The Plan replaced the 2010 Stock Plan.
As of June 30, 2013, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive ("LTI") Program) is estimated to be $5.6 million with a weighted average remaining life for all nonvested shares of 1.9 years (not including nonvested shares granted under the LTI program). As of June 30, 2013, there are no future compensation costs related to stock options and there are no remaining vested stock options to be exercised.
Total share-based compensation expense was $3.6 million and $6.7 million for the three and six months ended June 30, 2013, respectively. Total share-based compensation expense was $3.3 million and $5.6 million for the three and six months ended June 30, 2012, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense (windfall tax benefits) recognized under the provisions of ASC Topic 718 "Compensation-Stock Compensation" ("ASC 718") are credited to additional paid-in capital in the Company's Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $0.9 million and $4.9 million for the three and six months ended June 30, 2013, respectively. The total tax benefit realized from share-based compensation was approximately $0.1 million and $2.8 million for the three and six months ended June 30, 2012, respectively.
All share amounts presented in this Note 8 have been adjusted to reflect the three-for-one stock split by means of a stock dividend declared by the Company's board of directors on June 10, 2013.
Nonvested Shares
With the exception of the awards made pursuant to the LTI program and a few employee and director grants, the nonvested shares vest ratably over three to five years and are expensed over their vesting period.
The following summarizes all nonvested share transactions, excluding those related to the LTI program, from December 31, 2011 through June 30, 2013 (share amounts in thousands):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2011	243	$19.77
Granted	159	22.00
Vested	(102)	19.79
Cancelled	(12)	23.31
December 31, 2012	288	20.84
Granted	105	36.77
Vested	(129)	19.55
Cancelled	(24)	20.31
June 30, 2013	240	$28.55
The total grant date fair value of shares vested during the three and six months ended June 30, 2013, was $0.4 million and $2.5 million, respectively. The total grant date fair value of shares vested during the three and six months ended June 30, 2012, was $0.4 million and $1.6 million, respectively.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Long-Term Incentive Program
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company. The following summarizes all LTI share transactions from December 31, 2011 through June 30, 2013 (share amounts in thousands):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2011	548	$17.01
Granted at target level	197	20.73
Adjustments for actual performance	121	18.00
Vested	(354)	12.58
Cancelled	(15)	22.55
December 31, 2012	497	21.71
Granted at target level	124	34.59
Adjustments for actual performance	106	17.87
Vested	(160)	16.24
Cancelled	(4)	25.17
June 30, 2013	563	$25.18
The total grant date fair value of shares vested during the three and six months ended June 30, 2013, was $0.0 million and $2.6 million, respectively. The total grant date fair value of shares vested during the three and six months ended June 30, 2012, was $0.0 million and $2.0 million, respectively.
At June 30, 2013, total future compensation costs, assuming the current estimated performance levels are achieved, related to nonvested share awards granted under the LTI program are estimated to be approximately $9.5 million. The Company assumed a 7.5% forfeiture rate for these grants and the remaining shares have a weighted average life of 1.3 years at June 30, 2013.

9.	Income Taxes:
The Company follows the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There were no unrecognized tax benefits at June 30, 2013 and 2012.
The Company was notified on June 21, 2007 that it was being examined by the Internal Revenue Service ("IRS") for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income, and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. The Company believes it has sufficient support for the technical merits of its positions and that it is more likely than not they will ultimately be sustained; therefore, a reserve for uncertain tax positions is not required. For domestic income tax purposes, the Company recognizes revenue using the cost recovery method with respect to its debt purchasing business. The Company believes cost recovery to be an appropriate tax revenue recognition method for companies in the bad debt purchasing industry. Under this method, for tax purposes, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any taxable income is recognized.  On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005.  On November 2, 2011, the Company filed a petition in the United States Tax Court. If the Company is unsuccessful in the United States Tax Court, it can appeal to the federal Circuit Court of Appeals.  Payment of the assessed taxes and possibly interest and penalties, could have an adverse affect on the Company’s financial condition, be material to the Company’s results of operations, and may require additional financing from other sources.  In accordance with the Internal Revenue Code, underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points.  An additional two percentage points applies to large corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code.  The Company files taxes in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

respective state statute. On June 30, 2011, the Company was notified by the IRS that the audit period will be expanded to include the tax years ended December 31, 2009 and 2008.
At June 30, 2013, the tax years subject to examination by the major taxing jurisdictions, including the IRS, are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2007, 2006 and 2005 tax years were extended through December 31, 2011; however, because the IRS issued the Notice of Deficiency prior to December 31, 2011, the period for assessment is suspended until a decision of the Tax Court becomes final. The statute of limitations for the 2008, 2009 and 2010 tax years has been extended to September 26, 2014.
ASC 740 requires the recognition of interest if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. No interest or penalties were accrued or reversed in the three or six month periods ended June 30, 2013 or 2012.

10.	Earnings per Share:
Basic earnings per share (“EPS”) are computed by dividing net income available to common stockholders of Portfolio Recovery Associates, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of nonvested share awards. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be received upon assumed exercise. The following tables provide reconciliation between the computation of basic EPS and diluted EPS for the three and six months ended June 30, 2013 and 2012 (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2013			2012
	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$43,599	50,751	$0.86	$32,015	51,081	$0.63
Dilutive effect of nonvested share awards		432			318
Diluted EPS	$43,599	51,183	$0.85	$32,015	51,399	$0.62

	For the Six Months Ended June 30,
	2013			2012
	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$82,199	50,781	$1.62	$57,477	51,333	$1.12
Dilutive effect of nonvested share awards		447			267
Diluted EPS	$82,199	51,228	$1.60	$57,477	51,600	$1.11
All share amounts presented in this Note 10 have been adjusted to reflect the three-for-one stock split by means of a stock dividend declared by the Company's board of directors on June 10, 2013.
There were no antidilutive options outstanding for the three or six months ended June 30, 2013 and 2012.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.	Commitments and Contingencies:
Employment Agreements:
The Company has employment agreements, most of which expire on December 31, 2014, with all of its executive officers and with several members of its senior management group. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. At June 30, 2013, the estimated future compensation under these agreements is approximately $10.3 million. The agreements also contain confidentiality and non-compete provisions.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at June 30, 2013 total approximately $26.9 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at June 30, 2013 is approximately $119.4 million.
Redeemable Noncontrolling Interest:
In connection with the Company’s acquisition of 62% of the membership units of CCB on March 15, 2010, the Company acquired the right through February 28, 2015 to purchase, at a predetermined price, the remaining 38% of the membership units of CCB not held by the Company. Effective as of January 31, 2013, the Company exercised its right to acquire one-half of the then outstanding noncontrolling interest resulting in ownership of 81% of the membership units as of June 30, 2013. Also, the owners of the remaining noncontrolling interest can require the Company to purchase their respective interest through February 28, 2015 at pre-defined multiples of EBITDA, subject to achievement of a minimum amount of trailing EBITDA. Beginning March 1, 2015 and ending February 28, 2018, the remaining noncontrolling interest can require the Company to purchase all or any portion of its remaining membership units in CCB at pre-defined multiples of EBITDA, with no restrictions.
While the actual amount or timing of any future payment related to the remaining 19% of outstanding interest is unknown at this time, the maximum amount of consideration to be paid for that interest is $11.4 million.
Contingent Purchase Price:
With the acquisition of certain finance receivables and certain operating assets of National Capital Management, LLC ("NCM") in 2012, the asset purchase agreement also includes an earn-out provision whereby the sellers are able to earn additional cash consideration for achieving certain cash collection thresholds over a five year period. The maximum amount of earn-out during the period is $15.0 million. As of June 30, 2013, the Company has recorded a present fair value amount for this liability of $8.3 million.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Excluding the matters described below and other putative class action suits which the Company believes are not material, the high end of the range of potential litigation losses in excess of the amount accrued is estimated by management to be less than $1,000,000 as of June 30, 2013.  Notwithstanding our attempt to estimate a range of possible losses in excess of the amount accrued based on current information, actual future losses may exceed both the Company's accrual and the range of potential litigation losses disclosed above.
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
On October 12, 2012, the United States Court of Appeals for the Ninth Circuit, affirmed the decision of the United States District Court for the Southern District of California in the matter of Meyer v. Portfolio Recovery Associates, LLC, Case No. 11-cv-01008 ("Meyer"), which imposed a preliminary injunction prohibiting the Company from using its Avaya Proactive Contact Dialer to place calls to cellular telephones with California area codes that were obtained through skip-tracing.  On December 28, 2012, the United States Court of Appeals for the Ninth Circuit denied the Company's petition seeking a rehearing en banc. Thereafter, the Company filed a Petition for Writ of Certiorari with the United States Supreme Court on March 28, 2013. On May 13, 2013 the United States Supreme Court denied the Company's petition.   Meyer is one of the cases included in the MDL action listed above. Both Meyer and the MDL action are ongoing and no final determination on the merits in either has been made.
Internal Revenue Service Audit
The IRS examined the Company's tax returns for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income, and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. The Company believes it has sufficient support for the technical merits of its positions and that it is more likely than not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not required. On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005.  The Company subsequently filed a petition in

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the United States Tax Court to which the IRS responded on January 12, 2012. If the Company is unsuccessful in the United States Tax Court, it can appeal to the federal Circuit Court of Appeals.  Refer to Note 9 “Income Taxes” for additional information.

12.	Fair Value Measurements and Disclosures:
In accordance with the disclosure requirements of FASB ASC Topic 825, “Financial Instruments” (“ASC 825”), the table below summarizes fair value estimates for the Company’s financial instruments. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts in the table are recorded in the consolidated balance sheet at June 30, 2013 and December 31, 2012, under the indicated captions (amounts in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$43,459	$43,459	$32,687	$32,687
Finance receivables, net	1,236,859	1,761,908	1,078,951	1,776,049
Financial liabilities:
Line of credit	216,000	216,000	127,000	127,000
Long-term debt	197,774	197,774	200,542	200,542
As of June 30, 2013, and December 31, 2012, the Company did not account for any financial assets or financial liabilities at fair value. As defined by FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Those levels of input are summarized as follows:

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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Long-term debt: The carrying amount approximates fair value due to the short-term nature of the interest rate periods and the observable quoted prices for similar instruments in active markets. Accordingly, the Company uses level 2 inputs for its fair value estimates.

13.	Stockholders' Equity:
On February 2, 2012, the Board of Directors of the Company authorized a share repurchase program of up to $100 million of the Company’s outstanding shares of common stock on the open market. During the three and six months ended June 30, 2013, the Company repurchased and retired 165,612 and 214,212 shares at an average price of $39.82 and $39.71 (including acquisition costs), respectively. At June 30, 2013, the maximum remaining purchase price for share repurchases under the plan is approximately $68.8 million.
All share amounts presented in this Note 13 have been adjusted to reflect the three-for-one stock split by means of a stock dividend declared by the Company's board of directors on June 10, 2013.

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
The Company is headquartered in Norfolk, Virginia, and employs approximately 3,362 team members. The Company's shares of common stock are traded on the NASDAQ Global Select Market under the symbol “PRAA.”
Earnings Summary
During the second quarter of 2013, net income attributable to the Company was $43.6 million, or $0.85 per diluted share, compared with $32.0 million, or $0.62 per diluted share, in the second quarter of 2012. Total revenue was $183.0 million in the second quarter of 2013, up 23.7% from the second quarter of 2012. Revenues in the recently completed quarter consisted of $168.6 million in income recognized on finance receivables, net of allowance charges, and $14.4 million in fee income. Income recognized on finance receivables, net of allowance charges, in the second quarter of 2013 increased $36.0 million, or 27.1%, over the second quarter of 2012, primarily as a result of a significant increase in cash collections. Cash collections were $296.4 million in the second quarter of 2013, up 27.5%, or $64.0 million, as compared to the second quarter of 2012. During the second quarter of 2013, $1.2 million in net allowance charge reversals were incurred, compared with $2.2 million of net allowance charges in the second quarter of 2012. Our performance has been positively impacted by operational efficiencies surrounding the cash collections process, including the continued refinement of account scoring analytics as it relates to both legal and non-legal collection channels. Additionally, we have continued to develop our internal legal collection staff resources, which enables us to place accounts into that channel that otherwise would have been prohibitively expensive for legal action and to collect these accounts more efficiently and profitably.
Fee income decreased to $14.4 million in the second quarter of 2013 from $15.3 million in the second quarter of 2012, primarily due to lower fee income generated by Claims Compensation Bureau, LLC ("CCB"), Mackenzie Hall Holdings, Limited, ("MHH") and PRA Location Services (“PLS”) in the second quarter of 2013. This was partially offset by higher fee income generated in the second quarter of 2013 by PRA Government Services (“PRA GS”) and our Bankruptcy Services business when compared to the prior year period.
A summary of how our income was generated during the three months ended June 30, 2013 and 2012 is as follows:

	For the Three Months Ended June 30,
($ in thousands)	2013	2012
Cash collections	$296,397	$232,425
Amortization of finance receivables	(129,012)	(97,634)
Net allowance reversals/(charges)	1,185	(2,204)
Finance receivable income	168,570	132,587
Fee income	14,391	15,298
Total revenue	$182,961	$147,885
Operating expenses were $109.1 million in the second quarter of 2013, up 17.0% over the second quarter of 2012, due primarily to increases in compensation expense, legal collection fees and costs, and outside fees and services. Compensation expense increased primarily as a result of larger staff sizes in addition to increases in incentive and share based compensation. Compensation and employee services expenses increased as total employees grew 10.9% to 3,362 as of June 30, 2013, from 3,032 as of June 30, 2012. Legal collection costs increased from $18.2 million in the second quarter of 2012 to $22.7 million in the second quarter of 2013, an increase of $4.5 million, or 24.7%. This increase was the result of our continued expansion of the accounts brought into the legal collection process. Legal collection fees increased from $9.0 million in the second quarter of 2012 to $10.6 million in the second quarter of 2013, an increase of $1.6 million, or 17.8%. This increase was the result of an increase in cash collections from outside attorneys from $41.5 million in the three months ended June 30, 2012 to $50.1 million for the three months ended June 30, 2013, an increase of $8.6 million, or 20.7%. Outside fees and services increased primarily as a result of corporate legal related expenses as well as increases in other outside fees and services.
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

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Income recognized on finance receivables, net	92.1%	89.7%	91.7%	89.2%
Fee income	7.9%	10.3%	8.3%	10.8%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	26.3%	28.7%	26.4%	28.5%
Legal collection fees	5.8%	6.1%	6.0%	5.8%
Legal collection costs	12.4%	12.3%	12.3%	14.5%
Agent fees	0.7%	0.9%	0.8%	1.0%
Outside fees and services	4.7%	3.8%	4.6%	4.0%
Communication expenses	4.1%	4.7%	4.7%	5.3%
Rent and occupancy	1.0%	1.1%	1.0%	1.1%
Depreciation and amortization	1.9%	2.4%	2.0%	2.5%
Other operating expenses	2.6%	3.0%	2.7%	2.8%
Total operating expenses	59.5%	63.0%	60.5%	65.5%
Income from operations	40.4%	37.0%	39.6%	34.5%
Other income and (expense):
Interest income	—%	—%	—%	—%
Interest expense	(1.6)%	(1.6)%	(1.6)%	(1.7)%
Income before income taxes	38.8%	35.4%	38.0%	32.8%
Provision for income taxes	15.0%	13.6%	14.8%	12.8%
Net income	23.7%	21.8%	23.2%	20.0%
Adjustment for loss attributable to redeemable noncontrolling interest	(0.1)%	—%	(0.1)%	(0.1)%
Net income attributable to Portfolio Recovery Associates, Inc.	23.8%	21.8%	23.3%	20.1%
Three Months Ended June 30, 2013 Compared To Three Months Ended June 30, 2012
Revenues
Total revenues were $183.0 million for the three months ended June 30, 2013, an increase of $35.1 million, or 23.7%, compared to total revenues of $147.9 million for the three months ended June 30, 2012.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $168.6 million for the three months ended June 30, 2013, an increase of $36.0 million, or 27.1%, compared to income recognized on finance receivables, net of $132.6 million for the three months ended June 30, 2012. The increase was primarily due to an increase in cash collections on our finance receivables to $296.4 million for the three months ended June 30, 2013, from $232.4 million for the three months ended June 30, 2012, an increase of $64.0 million, or 27.5%. Our finance receivables amortization rate, including net allowance charges, was 43.1% for the three months ended June 30, 2013 compared to 43.0% for the three months ended June 30, 2012. During the three months ended June 30, 2013, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $3.19 billion at a cost of $200.5 million. During the three months ended June 30, 2012, excluding the initial investment in the MHH portfolio, we acquired defaulted consumer receivable portfolios with an aggregate face value of $1.53 billion at a cost of $125.1 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. Regardless of the average purchase price and for similar time frames, however, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period's buying.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended June 30, 2013, we recorded net allowance charge reversals of $1.2 million, of which a charge of $0.6 million related to purchased bankruptcy portfolios primarily purchased in 2008, offset by reversals of $1.8 million related to Core portfolios purchased between 2005 and 2008. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (relating to the collection and movement of accounts on both our collection floor and external channels), and decreases in productivity related to turnover of our collection staff.
Fee Income
Fee income decreased to $14.4 million in the second quarter of 2013 from $15.3 million in the second quarter of 2012 primarily due to lower fee income generated by CCB, MHH and PLS in the second quarter of 2013. This was partially offset by higher fee income generated in the second quarter of 2013 by PRA GS and our Bankruptcy Services business when compared to the prior year period.
Income from Operations
Income from operations was $73.8 million for the three months ended June 30, 2013, an increase of $19.2 million or 35.2% compared to income from operations of $54.6 million for the three months ended June 30, 2012. Income from operations was 40.4% of total revenue for the three months ended June 30, 2013 compared to 36.9% for the same period in 2012, largely due to improved efficiencies in our Core operations.
Operating Expenses
Total operating expenses were $109.1 million for the three months ended June 30, 2013, an increase of $15.8 million or 16.9% compared to total operating expenses of $93.3 million for the three months ended June 30, 2012. Total operating expenses were 35.1% of cash receipts for the three months ended June 30, 2013 compared to 37.7% for the same period in 2012, largely due to improved efficiencies in our Core operations.
Compensation and Employee Services
Compensation and employee services expenses were $48.2 million for the three months ended June 30, 2013, an increase of $5.7 million, or 13.4%, compared to compensation and employee services expenses of $42.5 million for the three months ended June 30, 2012. Compensation expense increased primarily as a result of larger staff sizes in addition to increases in incentive and share based compensation. Compensation and employee services expenses increased as total employees grew 10.9% to 3,362 as of June 30, 2013, from 3,032 as of June 30, 2012. Compensation and employee services expenses as a percentage of cash receipts decreased to 15.5% for the three months ended June 30, 2013, from 17.1% of cash receipts for the same period in 2012.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party attorney network. Legal collection fees were $10.6 million for the three months ended June 30, 2013, an increase of $1.6 million, or 17.8%, compared to legal collection fees of $9.0 million for the three months ended June 30, 2012. This increase was the result of an increase in cash collections from outside attorneys from $41.5 million in the three months ended June 30, 2012 to $50.1 million for the three months ended June 30, 2013, an increase of $8.6 million or 20.7%. Legal collection fees for the three months ended June 30, 2013 were 3.4% of cash receipts, compared to 3.6% for the three months ended June 30, 2012.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $22.7 million for the three months ended June 30, 2013, an increase of $4.5 million, or 24.7%, compared to legal collection costs of $18.2 million for the three months ended June 30, 2012.  Beginning in early 2012 and continuing into 2013, as a result of the refinement of our internal scoring methodology that expanded our account selections for legal action, we expanded the accounts brought into the legal collection process which resulted in significant initial expenses, which may continue to drive additional future cash collections and revenue. These legal collection costs represent 7.3% of cash receipts for both the three month periods ended June 30, 2013 and 2012.
Agent Fees
Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $1.3 million for both the three months ended June 30, 2013 and 2012.
Outside Fees and Services
Outside fees and services expenses were $8.6 million for the three months ended June 30, 2013, an increase of $3.0 million, or 53.6%, compared to outside fees and services expenses of $5.6 million for the three months ended June 30, 2012. Of the $3.0 million increase, $2.8 million was attributable to an increase in legal reserve accruals and corporate legal expenses and the remaining $0.2 million increase was mainly attributable to other outside fees and services.
Communication Expenses
Communication expenses were $7.6 million for the three months ended June 30, 2013, an increase of $0.6 million, or 8.6%, compared to communications expenses of $7.0 million for the three months ended June 30, 2012. The increase was primarily due to additional postage expense resulting from an increase in special collection letter campaigns. The remaining increase was attributable to higher telephone expenses. Expenses related to customer mailings were responsible for 83.3%, or $0.5 million, of this increase, while the remaining 16.7%, or $0.1 million, was attributable to increases in telephone related charges.
Rent and Occupancy
Rent and occupancy expenses were $1.8 million for the three months ended June 30, 2013, an increase of $0.1 million, or 5.9%, compared to rent and occupancy expenses of $1.7 million for the three months ended June 30, 2012.
Depreciation and Amortization
Depreciation and amortization expenses were $3.5 million for the three months ended June 30, 2013, a decrease of $0.1 million, or 2.8%, compared to depreciation and amortization expenses of $3.6 million for the three months ended June 30, 2012. The decrease was primarily due to decreased amortization expense relating to our intangible assets.
Other Operating Expenses
Other operating expenses were $4.8 million for the three months ended June 30, 2013, an increase of $0.3 million, or 6.7%, compared to other operating expenses of $4.5 million for the three months ended June 30, 2012. Of the $0.3 million increase, $1.0 million was due to an increase in estimated contingent payments related to a previous acquisition offset by $0.9 million of reversals in the provision for doubtful accounts. None of the remaining $0.2 million increase was attributable to any significant identifiable items.
Interest Income
Interest income was $0 and $7,000 for the three months ended June 30, 2013 and 2012, respectively.
Interest Expense
Interest expense was $2.9 million and $2.4 million for the three months ended June 30, 2013 and 2012, respectively. The increase was primarily due to an increase in average borrowings under our credit facility for the three months ended June 30, 2013 compared to the same prior year period. The average borrowings on our credit facility were $398.7 million and $263.1 million for the three months ended June 30, 2013 and 2012, respectively.
Provision for Income Taxes
Provision for income taxes was $27.5 million for the three months ended June 30, 2013, an increase of $7.3 million, or 36.1%, compared to provision for income taxes of $20.2 million for the three months ended June 30, 2012. The increase is primarily due to an increase of 35.8% in income before taxes for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, in addition to an increase in the effective tax rate to 38.8% for the three months ended June 30, 2013, compared to an effective tax rate of 38.6% for the same period in 2012.

Six Months Ended June 30, 2013 Compared To Six Months Ended June 30, 2012
Revenues
Total revenues were $352.5 million for the six months ended June 30, 2013, an increase of $64.5 million, or 22.4%, compared to total revenues of $288.0 million for the six months ended June 30, 2012.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $323.4 million for the six months ended June 30, 2013, an increase of $66.6 million, or 25.9%, compared to income recognized on finance receivables, net of $256.8 million for the six months ended June 30, 2012. The increase was primarily due to an increase in cash collections on our finance receivables to $571.9 million for the six months ended June 30, 2013, from $450.4 million for the six months ended June 30, 2012, an increase of $121.5 million or 27.0%. Our finance receivables amortization rate, including net allowance charges, was 43.5% for the six months ended June 30, 2013 compared to 43.0% for the six months ended June 30, 2012. During the six months ended June 30, 2013, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $5.04 billion at a cost of $415.4 million. During the six months ended June 30, 2012, excluding the initial investment in the MHH portfolio, we acquired defaulted consumer receivable portfolios with an aggregate face value of $2.98 billion at a cost of $236.5 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. Regardless of the average purchase price and for similar time frames, however, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period's buying.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the six months ended June 30, 2013, we recorded net allowance charges of $1.0 million, of which $5.1 million related to purchased bankruptcy portfolios primarily purchased in 2007 and 2008, offset by reversals of $4.1 million related to Core portfolios primarily purchased in 2005 and 2008. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (relating to the collection and movement of accounts on both our collection floor and external channels), and decreases in productivity related to turnover of our collection staff.
Fee Income
Fee income was $29.2 million for the six months ended June 30, 2013, a decrease of $2.0 million, or 6.4%, compared to fee income of $31.2 million for the six months ended June 30, 2012. The decrease was primarily due to lower fee income generated by MHH, CCB and PLS during the six months ended June 30, 2013 when compared to six months ended June 30, 2012. This was partially offset by higher fee income generated in the first half of 2013 by PRA GS and our Bankruptcy Services business when compared to the first half of 2012.
Income from Operations
Income from operations was $139.7 million for the six months ended June 30, 2013, an increase of $40.7 million or 41.1% compared to income from operations of $99.0 million for the six months ended June 30, 2012. Income from operations was 39.6% of total revenue for the six months ended June 30, 2013 compared to 34.4% for the same period in 2012, largely due to improved efficiencies in our Core operations.

Operating Expenses
Total operating expenses were $212.8 million for the six months ended June 30, 2013, an increase of $23.8 million, or 12.6%, compared to total operating expenses of $189.0 million for the six months ended June 30, 2012. Total operating expenses were

35.4% of cash receipts for the six months ended June 30, 2013 compared to 39.2% for the six months ended June 30, 2012, largely due to improved efficiencies in our Core operations.
Compensation and Employee Services
Compensation and employee services expenses were $93.2 million for the six months ended June 30, 2013, an increase of $11.0 million, or 13.4%, compared to compensation and employee services expenses of $82.2 million for the six months ended June 30, 2012. Compensation expense increased primarily as a result of larger staff sizes in addition to increases in incentive and share based compensation. Compensation and employee services expenses increased as total employees grew 10.9% to 3,362 as of June 30, 2013, from 3,032 as of June 30, 2012. Compensation and employee services expenses as a percentage of cash receipts decreased to 15.5% for the six months ended June 30, 2013, from 17.1% of cash receipts for the six months ended June 30, 2012.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party attorney network. Legal collection fees were $21.1 million for the six months ended June 30, 2013, an increase of $4.5 million, or 27.1%, compared to legal collection fees of $16.6 million for the six months ended June 30, 2012. This increase was the result of an increase in cash collections from outside attorneys from $76.3 million in the six months ended June 30, 2012 to $98.0 million for the six months ended June 30, 2013, an increase of $21.7 million, or 28.4%. Legal collection fees for the six months ended June 30, 2013 were 3.5% of cash receipts, compared to 3.4% for the six months ended June 30, 2012.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $43.2 million for the six months ended June 30, 2013, an increase of $1.3 million, or 3.1%, compared to legal collection costs of $41.9 million for the six months ended June 30, 2012.  Beginning in early 2012 and continuing into 2013, as a result of the refinement of our internal scoring methodology that expanded our account selections for legal action, we expanded the accounts brought into the legal collection process which resulted in significant initial expenses, which may continue to drive additional future cash collections and revenue. These legal collection costs represent 7.2% and 8.7% of cash receipts for the six month periods ended June 30, 2013 and 2012, respectively.
Agent Fees
Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $2.9 million and $3.0 million for the six months ended June 30, 2013 and 2012, respectively.
Outside Fees and Services
Outside fees and services expenses were $16.1 million for the six months ended June 30, 2013, an increase of $4.7 million, or 41.2%, compared to outside fees and services expenses of $11.4 million for the six months ended June 30, 2012. Of the $4.7 million increase, $3.7 million was attributable to an increase in legal reserve accruals and corporate legal expenses and $1.3 million was mainly attributable to an increase in other outside fees and services. None of the remaining $0.3 million decrease was attributable to any significant identifiable items.
Communication Expenses
Communication expenses were $16.5 million for the six months ended June 30, 2013, an increase of $1.2 million, or 7.8%, compared to communications expenses of $15.3 million for the six months ended June 30, 2012. The increase was primarily due to additional postage expense resulting from an increase in special collection letter campaigns. The remaining increase was attributable to higher telephone expenses. Expenses related to customer mailings were responsible for 75.0%, or $0.9 million, of this increase, while the remaining 25.0%, or $0.3 million, was attributable to increases in telephone related charges.
Rent and Occupancy
Rent and occupancy expenses were $3.5 million for the six months ended June 30, 2013, an increase of $0.2 million, or 6.1%, compared to rent and occupancy expenses of $3.3 million for the six months ended June 30, 2012.
Depreciation and Amortization
Depreciation and amortization expenses were $6.9 million for the six months ended June 30, 2013, a decrease of $0.3 million, or 4.2%, compared to depreciation and amortization expenses of $7.2 million for the six months ended June 30, 2012. The decrease was primarily due to decreased amortization expense relating to our intangible assets.

Other Operating Expenses
Other operating expenses were $9.4 million for the six months ended June 30, 2013, an increase of $1.2 million, or 14.6%, compared to other operating expenses of $8.2 million for the six months ended June 30, 2012. Of the $1.2 million increase, $1.0 million was due to an increase in estimated contingent payments related to a previous acquisition and $0.3 million was due to an increase in insurance costs. This was offset by a $0.6 million decrease in our provision for doubtful accounts during the first half of 2013 when compared to the first half of 2012. None of the remaining $0.5 million increase was attributable to any significant identifiable items.
Interest Income
Interest income was $0 and $8,000 for the six months ended June 30, 2013 and 2012, respectively.
Interest Expense
Interest expense was $5.6 million and $5.0 million for the six months ended June 30, 2013 and 2012, respectively. The increase was primarily due to an increase in average borrowings under our credit facility for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The average borrowings on our credit facility were $379.3 million and $263.8 million for the six months ended June 30, 2013 and 2012, respectively.
Provision for Income Taxes
Provision for income taxes was $52.2 million for the six months ended June 30, 2013, an increase of $15.4 million, or 41.8%, compared to provision for income taxes of $36.8 million for the six months ended June 30, 2012. The increase is primarily due to an increase of 42.7% in income before taxes for the six months ended June 30, 2013, compared to the same period in 2012, offset by a decrease in the effective tax rate to 38.9% for the six months ended June 30, 2013, compared to an effective tax rate of 39.1% for the same period in 2012. The decrease in the effective tax rate is primarily attributable to federal and state tax credits.

Below are certain key financial data and ratios for the periods indicated:

FINANCIAL HIGHLIGHTS
	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2013	2012	Change	2013	2012	Change
EARNINGS (in thousands)
Income recognized on finance receivables, net	$168,570	$132,587	27%	$323,362	$256,812	26%
Fee income	14,391	15,298	(6)%	29,158	31,218	(7)%
Total revenues	182,961	147,885	24%	352,520	288,030	22%
Operating expenses	109,135	93,289	17%	212,807	189,013	13%
Income from operations	73,826	54,596	35%	139,713	99,017	41%
Net interest expense	2,923	2,374	23%	5,612	5,026	12%
Net income	43,414	32,051	35%	81,931	57,240	43%
Net income attributable to Portfolio Recovery Associates, Inc.	43,599	32,015	36%	82,199	57,477	43%

PERIOD-END BALANCES (in thousands)
Cash and cash equivalents	$43,459	$42,621	2%	$43,459	$42,621	2%
Finance receivables, net	1,236,859	966,508	28%	1,236,859	966,508	28%
Goodwill and intangible assets, net	124,349	121,748	2%	124,349	121,748	2%
Total assets	1,457,246	1,173,738	24%	1,457,246	1,173,738	24%
Line of credit and long-term debt	413,774	292,849	41%	413,774	292,849	41%
Total liabilities	655,012	520,911	26%	655,012	520,911	26%
Total equity	791,898	633,446	25%	791,898	633,446	25%

FINANCE RECEIVABLE COLLECTIONS (dollars in thousands)
Cash collections	$296,397	$232,425	28%	$571,860	$450,420	27%
Principal amortization without allowance charges	129,012	97,634	32%	247,510	190,910	30%
Principal amortization with allowance charges	127,827	99,838	28%	248,498	193,608	28%
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	43.1%	43.0%	—%	43.5%	43.0%	1%
Excluding fully amortized pools	44.7%	44.4%	1%	44.8%	44.6%	—%

ALLOWANCE FOR FINANCE RECEIVABLES (dollars in thousands)
Balance at period-end	$94,111	$89,269	5%	$94,111	$89,269	5%
Allowance (reversal)/charge	(1,185)	2,204	(154)%	988	2,698	(63)%
Allowance (reversal)/charge to period-end net finance receivables	(0.1)%	0.2%	(142)%	0.1%	0.3%	(71)%
Allowance (reversal)/charge to net finance receivable income	(0.7)%	1.7%	(142)%	0.3%	1.1%	(71)%
Allowance (reversal)/charge to cash collections	(0.4)%	0.9%	(142)%	0.2%	0.6%	(71)%

PURCHASES OF FINANCE RECEIVABLES (dollars in thousands)
Cash paid - core	$113,314	$69,512	63%	$240,265	$121,616	98%
Face value - core	1,178,229	1,033,331	14%	2,577,189	2,005,599	28%
Cash paid - bankruptcy	82,273	53,460	54%	168,868	110,352	53%
Face value - bankruptcy	1,926,515	448,244	330%	2,363,023	816,691	189%
Cash paid - UK	4,881	2,087	134%	6,268	4,508	39%
Face value - UK	81,852	44,779	83%	100,422	160,130	(37)%
Cash paid - total	200,468	125,059	60%	415,401	236,476	76%
Face value - total	3,186,596	1,526,354	109%	5,040,634	2,982,420	69%
Number of portfolios - total	94	114	(18)%	185	205	(10)%

ESTIMATED REMAINING COLLECTIONS (in thousands)
Estimated remaining collections - core	$1,711,006	$1,315,809	30%	$1,711,006	$1,315,809	30%
Estimated remaining collections - bankruptcy	925,223	802,353	15%	925,223	802,353	15%
Estimated remaining collections - total	2,636,229	2,118,162	24%	2,636,229	2,118,162	24%

SHARE DATA (7) (share amounts in thousands)
Net income per common share - diluted	$0.85	$0.62	37%	$1.60	$1.11	44%
Weighted average number of shares outstanding - diluted	51,183	51,399	—%	51,228	51,600	(1)%
Shares repurchased	166	903	(82)%	214	994	(79)%
Average price paid per share repurchased (including acquisitions costs)	$39.82	$22.87	74%	$39.71	$22.85	74%
Closing market price	$51.21	$30.42	68%	$51.21	$30.42	68%

RATIOS AND OTHER DATA (dollars in thousands)
Return on average equity (1)	22.5%	20.3%	11%	21.8%	18.5%	18%
Return on revenue (2)	23.7%	21.7%	9%	23.2%	19.9%	17%
Return on average assets (3)	12.1%	11.1%	9%	11.7%	10%	17%
Operating margin (4)	40.4%	36.9%	9%	39.6%	34.4%	15%
Operating expense to cash receipts (5)	35.1%	37.7%	(7)%	35.4%	39.2%	(10)%
Debt to equity (6)	52.3%	46.2%	13%	52.3%	46.2%	13%
Number of collectors	2,190	1,952	12%	2,190	1,952	12%
Number of full-time equivalent employees	3,362	3,032	11%	3,362	3,032	11%
Cash receipts (5)	$310,788	$247,723	25%	$601,018	$481,639	25%
Line of credit - unused portion at period end	184,000	166,450	11%	184,000	166,450	11%
(1) Calculated as annualized net income divided by average equity for the period
(2) Calculated as net income divided by total revenues
(3) Calculated as annualized net income divided by average assets for the period
(4) Calculated as income from operations divided by total revenues
(5) "Cash receipts" is defined as cash collections plus fee income
(6) For purposes of this ratio, "debt" equals the line of credit balance plus long-term debt
(7) Share data has been adjusted to reflect the three-for-one stock split by means of a stock dividend which was declared on June 10, 2013 and paid August 1, 2013

Financial Highlights
	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
EARNINGS (in thousands)
Income recognized on finance receivables, net	$168,570	$154,792	$138,068	$135,754	$132,587
Fee income	14,391	14,767	16,183	14,765	15,298
Total revenues	182,961	169,559	154,251	150,519	147,885
Operating expenses	109,135	103,672	94,262	93,461	93,289
Income from operations	73,826	65,887	59,989	57,058	54,596
Net interest expense	2,923	2,689	1,816	2,189	2,374
Net income	43,414	38,517	35,732	33,127	32,051
Net income attributable to Portfolio Recovery Associates, Inc.	43,599	38,600	35,802	33,314	32,015

PERIOD-END BALANCES (in thousands)
Cash and cash equivalents	$43,459	$39,111	$32,687	$31,488	$42,621
Finance receivables, net	1,236,859	1,167,747	1,078,951	973,594	966,508
Goodwill and intangible assets, net	124,349	125,462	129,852	121,623	121,748
Total assets	1,457,246	1,382,739	1,288,956	1,169,698	1,173,738
Line of credit and long-term debt	413,774	371,159	327,542	250,674	292,849
Total liabilities	655,012	621,413	559,856	479,211	520,911
Total equity	791,898	750,990	708,427	670,489	633,446

FINANCE RECEIVABLE COLLECTIONS (dollars in thousands)
Cash collections	$296,397	$275,463	$229,211	$229,052	$232,425
Principal amortization without allowance charges	129,012	118,498	88,851	91,736	97,634
Principal amortization with allowance charges	127,827	120,671	91,142	93,298	99,838
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	43.1%	43.8%	39.8%	40.7%	43.0%
Excluding fully amortized pools	44.7%	44.8%	40.9%	42.0%	44.4%

ALLOWANCE FOR FINANCE RECEIVABLES (dollars in thousands)
Balance at period-end	$94,111	$95,296	$93,123	$90,832	$89,269
Allowance (reversal)/charge	(1,185)	2,173	2,291	1,563	2,204
Allowance (reversal)/charge to period-end net finance receivables	(0.1)%	0.2%	0.2%	0.2%	0.2%
Allowance (reversal)/charge to net finance receivable income	(0.7)%	1.4%	1.7%	1.2%	1.7%
Allowance (reversal)/charge to cash collections	(0.4)%	0.8%	1.0%	0.7%	1.0%

PURCHASES OF FINANCE RECEIVABLES (dollars in thousands)
Cash paid - core	$113,314	$126,951	$85,476	$52,703	$69,512
Face value - core	1,178,229	1,398,960	901,512	674,135	1,033,331
Cash paid - bankruptcy	82,273	86,595	111,001	41,277	53,460
Face value - bankruptcy	1,926,515	436,508	946,927	341,359	448,244
Cash paid - UK	4,881	1,387	2,631	8,981	2,087
Face value - UK	81,852	18,570	59,953	248,667	44,779
Cash paid - total	200,468	214,933	199,108	102,961	125,059
Face value - total	3,186,596	1,854,038	1,908,392	1,264,161	1,526,354
Number of portfolios - total	94	91	104	107	114

ESTIMATED REMAINING COLLECTIONS (in thousands)
Estimated remaining collections - core	$1,711,006	$1,562,383	$1,410,053	$1,346,562	$1,315,809
Estimated remaining collections - bankruptcy	925,223	924,520	905,136	791,018	802,353
Estimated remaining collections - total	2,636,229	2,486,903	2,315,189	2,137,580	2,118,162

SHARE DATA (7) (share amounts in thousands)
Net income per common share - diluted	$0.85	$0.75	$0.70	$0.65	$0.62
Weighted average number of shares outstanding - diluted	51,183	51,273	51,217	51,066	51,399
Shares repurchased	166	48	—	—	903
Average price paid per share repurchased (including acquisitions costs)	$39.82	$39.34	$31.01	—	$22.87
Closing market price	$51.21	$42.31	$35.62	$34.81	$30.42

RATIOS AND OTHER DATA (dollars in thousands)
Return on average equity (1)	22.5%	21.1%	20.6%	20.3%	20.3%
Return on revenue (2)	23.7%	22.7%	23.2%	22.0%	21.7%
Return on average assets (3)	12.1%	11.3%	11.8%	11.4%	11.1%
Operating margin (4)	40.4%	38.9%	38.9%	37.9%	36.9%
Operating expense to cash receipts (5)	35.1%	35.7%	38.4%	38.3%	37.7%
Debt to equity (6)	52.3%	49.4%	46.2%	37.4%	46.3%
Number of collectors	2,190	2,159	2,153	1,992	1,952
Number of full-time equivalent employees	3,362	3,250	3,221	3,103	3,032
Cash receipts (5)	$310,788	290,230	245,394	243,817	247,723
Line of credit - unused portion at period end	184,000	228,000	273,000	214,450	166,450
(1) Calculated as annualized net income divided by average equity for the period
(2) Calculated as net income divided by total revenues
(3) Calculated as annualized net income divided by average assets for the period
(4) Calculated as income from operations divided by total revenues
(5) "Cash receipts" is defined as cash collections plus fee income
(6) For purposes of this ratio, "debt" equals the line of credit balance plus long-term debt
(7) Share data has been adjusted to reflect the three-for-one stock split by means of a stock dividend which was declared on June 10, 2013 and paid August 1, 2013

Supplemental Performance Data
Domestic Finance Receivables Portfolio Performance:
The following tables show certain data related to our domestic finance receivables portfolio. These tables describe the purchase price, actual cash collections and future estimates of cash collections, income recognized on finance receivables (gross and net of allowance charges), principal amortization, allowance charges, net finance receivable balances, and the ratio of total estimated collections to purchase price (which we refer to as purchase price multiple).
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
Purchase price multiples can vary over time due to a variety of factors including pricing competition, supply levels, age of the receivables purchased, and changes in our operational efficiency. For example, increased pricing competition during the 2005 to 2008 period negatively impacted purchase price multiples of our Core portfolio compared to prior years. During the 2009 to 2010 period, for example, pricing disruptions occurred as a result of the economic downturn. This created unique and advantageous purchasing opportunities, particularly within the bankruptcy receivables market, relative to the prior four years.
When competition increases and/or supply decreases, pricing often becomes negatively impacted relative to expected collections, and yields tend to trend lower.  The opposite tends to occur when competition decreases and/or supply increases.
Purchase price multiples can also vary among types of finance receivables. For example, we incur lower collection costs, on our bankruptcy portfolio compared with our Core portfolio. This allows us in general to pay more for a bankruptcy portfolio, experience lower purchase price multiples, and yet generate similar internal rates of return when compared with a Core portfolio.
Within a given portfolio type, to the extent that lower purchase price multiples are the result of more competitive pricing and lower yields, this will generally lead to higher amortization rates (payments applied to principal as a percentage of cash collections) and lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to increase. However the numbers presented in these tables represent gross cash collections and do not reflect any costs to collect; therefore, to the extent we can improve our collection operations by collecting additional cash from a discrete quantity and quality of accounts, and/or by collecting cash at a lower cost structure, we can positively impact profitability. We continue to make enhancements to our analytical abilities, with the intent to collect more cash at a lower cost.
Additionally, purchase price multiples can vary among periods due to our implementation of required accounting standards. Revenue recognition under ASC 310-30 is driven by estimates of total collections as well as the timing of those collections. We record new portfolio purchases using a higher confidence level for both estimated collection amounts and timing. Subsequent to the initial booking, as we gain collection experience and confidence with a pool of accounts, we continuously update ERC. These processes, along with the aforementioned operational enhancements, have tended to cause the ratio of ERC to purchase price for any given year of buying to gradually increase over time. As a result, our estimate of total collections to purchase price has generally, but not always, increased as pools have aged. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from purchase than say a pool that was just two years from purchase.
Due to all the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of receivables.

Domestic Portfolio Data – Life-to-Date
Entire Portfolio

		Inception through June 30, 2013					As of June 30, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,194	$7,071	$3,123	$—	$7,071	$—	$35	$10,229	332%
1997	7,685	25,465	17,361	8,104	—	17,361	—	102	25,567	333%
1998	11,089	37,279	26,293	10,986	—	26,293	—	400	37,679	340%
1999	18,898	69,162	49,988	19,174	—	49,988	—	811	69,973	370%
2000	25,020	116,114	90,917	25,197	—	90,917	—	2,022	118,136	472%
2001	33,481	174,875	140,523	34,352	—	140,523	—	3,410	178,285	532%
2002	42,325	197,028	154,703	42,325	—	154,703	—	5,216	202,244	478%
2003	61,448	262,911	201,463	61,448	—	201,463	—	10,222	273,133	444%
2004	59,177	196,376	138,399	57,977	1,200	137,199	—	9,653	206,029	348%
2005	143,169	306,869	182,466	124,403	12,616	169,850	6,150	10,298	317,167	222%
2006	107,673	204,867	125,813	79,054	22,265	103,548	6,355	11,140	216,007	201%
2007	258,394	466,671	255,208	211,463	23,735	231,473	23,193	44,161	510,832	198%
2008	275,170	456,847	253,434	203,413	34,295	219,139	37,427	67,378	524,225	191%
2009	281,455	677,819	447,478	230,341	—	447,478	51,114	199,171	876,990	312%
2010	358,114	649,082	395,895	253,187	—	395,895	104,951	343,778	992,860	277%
2011	394,100	442,739	250,087	192,652	—	250,087	201,449	490,957	933,696	237%
2012	512,678	217,979	111,775	106,204	—	111,775	406,473	734,936	952,915	186%
2013	406,883	44,681	23,813	20,868	—	23,813	386,003	685,794	730,475	180%
Total	$2,999,839	$4,556,958	$2,872,687	$1,684,271	$94,111	$2,778,576	$1,223,115	$2,619,484	$7,176,442	239%
Purchased Bankruptcy Portfolio

		Inception through June 30, 2013					As of June 30, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996- 2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2004	7,468	14,461	8,193	6,268	1,200	6,993	—	125	14,586	195%
2005	29,301	43,579	14,745	28,834	421	14,324	46	91	43,670	149%
2006	17,630	31,391	14,673	16,718	850	13,823	63	308	31,699	180%
2007	78,542	103,654	35,365	68,289	10,040	25,325	214	1,365	105,019	134%
2008	108,602	160,701	70,643	90,058	11,250	59,393	7,293	9,377	170,078	157%
2009	156,049	358,923	231,824	127,099	—	231,824	28,950	98,768	457,691	293%
2010	209,212	332,601	188,637	143,964	—	188,637	65,248	167,520	500,121	239%
2011	182,101	122,328	55,642	66,686	—	55,642	115,416	173,399	295,727	162%
2012	253,658	69,681	27,495	42,186	—	27,495	211,472	274,711	344,392	136%
2013	166,165	19,142	6,124	13,018	—	6,124	153,147	199,559	218,701	132%
Total	$1,208,728	$1,256,461	$653,341	$603,120	$23,761	$629,580	$581,849	$925,223	$2,181,684	180%

Core Portfolio

		Inception through June 30, 2013					As of June 30, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,194	$7,071	$3,123	$—	$7,071	$—	$35	$10,229	332%
1997	7,685	25,465	17,361	8,104	—	17,361	—	102	25,567	333%
1998	11,089	37,279	26,293	10,986	—	26,293	—	400	37,679	340%
1999	18,898	69,162	49,988	19,174	—	49,988	—	811	69,973	370%
2000	25,020	116,114	90,917	25,197	—	90,917	—	2,022	118,136	472%
2001	33,481	174,875	140,523	34,352	—	140,523	—	3,410	178,285	532%
2002	42,325	197,028	154,703	42,325	—	154,703	—	5,216	202,244	478%
2003	61,448	262,911	201,463	61,448	—	201,463	—	10,222	273,133	444%
2004	51,709	181,915	130,206	51,709	—	130,206	—	9,528	191,443	370%
2005	113,868	263,290	167,721	95,569	12,195	155,526	6,104	10,207	273,497	240%
2006	90,043	173,476	111,140	62,336	21,415	89,725	6,292	10,832	184,308	205%
2007	179,852	363,017	219,843	143,174	13,695	206,148	22,979	42,796	405,813	226%
2008	166,568	296,146	182,791	113,355	23,045	159,746	30,134	58,001	354,147	213%
2009	125,406	318,896	215,654	103,242	—	215,654	22,164	100,403	419,299	334%
2010	148,902	316,481	207,258	109,223	—	207,258	39,703	176,258	492,739	331%
2011	211,999	320,411	194,445	125,966	—	194,445	86,033	317,558	637,969	301%
2012	259,020	148,298	84,280	64,018	—	84,280	195,001	460,225	608,523	235%
2013	240,718	25,539	17,689	7,850	—	17,689	232,856	486,235	511,774	213%
Total	$1,791,111	$3,300,497	$2,219,346	$1,081,151	$70,350	$2,148,996	$641,266	$1,694,261	$4,994,758	279%

Domestic Portfolio Data – Year to Date
Entire Portfolio

		Year to Date June 30, 2013					As of June 30, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$11	$11	$—	$—	$11	$—	$35	$10,229	332%
1997	7,685	42	42	—	—	42	—	102	25,567	333%
1998	11,089	101	101	—	—	101	—	400	37,679	340%
1999	18,898	290	290	—	—	290	—	811	69,973	370%
2000	25,020	798	798	—	—	798	—	2,022	118,136	472%
2001	33,481	1,307	1,307	—	—	1,307	—	3,410	178,285	532%
2002	42,325	1,983	1,983	—	—	1,983	—	5,216	202,244	478%
2003	61,448	3,037	3,037	—	—	3,037	—	10,222	273,133	444%
2004	59,177	2,622	2,622	—	—	2,622	—	9,653	206,029	348%
2005	143,169	5,683	2,464	3,219	(1,072)	3,536	6,150	10,298	317,167	222%
2006	107,673	5,151	2,088	3,063	(250)	2,338	6,355	11,140	216,007	201%
2007	258,394	17,309	8,051	9,258	860	7,191	23,193	44,161	510,832	198%
2008	275,170	26,109	9,869	16,240	1,450	8,419	37,427	67,378	524,225	191%
2009	281,455	78,682	56,336	22,346	—	56,336	51,114	199,171	876,990	312%
2010	358,114	109,574	76,977	32,597	—	76,977	104,951	343,778	992,860	277%
2011	394,100	124,709	70,767	53,942	—	70,767	201,449	490,957	933,696	237%
2012	512,678	143,690	63,792	79,898	—	63,792	406,473	734,936	952,915	186%
2013	406,883	44,681	23,813	20,868	—	23,813	386,003	685,794	730,475	180%
Total	$2,999,839	$565,779	$324,348	$241,431	$988	$323,360	$1,223,115	$2,619,484	$7,176,442	239%

Purchased Bankruptcy Portfolio

		Year to Date June 30, 2013					As of June 30, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996-2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2004	7,468	59	59	—	—	59	—	125	14,586	195%
2005	29,301	107	26	81	(72)	98	46	91	43,670	149%
2006	17,630	245	149	96	(50)	199	63	308	31,700	180%
2007	78,542	729	174	555	760	(586)	214	1,365	105,019	134%
2008	108,602	8,163	1,474	6,689	4,500	(3,026)	7,293	9,377	170,078	157%
2009	156,049	49,840	34,704	15,136	—	34,704	28,950	98,768	457,690	293%
2010	209,212	63,596	41,562	22,034	—	41,562	65,248	167,520	500,121	239%
2011	182,101	40,731	16,176	24,555	—	16,176	115,416	173,399	295,727	162%
2012	253,658	52,293	16,978	35,315	—	16,978	211,472	274,711	344,392	136%
2013	166,165	19,142	6,124	13,018	—	6,124	153,147	199,559	218,701	132%
Total	$1,208,728	$234,905	$117,426	$117,479	$5,138	$112,288	$581,849	$925,223	$2,181,684	180%
Core Portfolio

		Year to Date June 30, 2013					As of June 30, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$11	$11	$—	$—	$11	$—	$35	$10,229	332%
1997	7,685	42	42	—	—	42	—	102	25,567	333%
1998	11,089	101	101	—	—	101	—	400	37,679	340%
1999	18,898	290	290	—	—	290	—	811	69,973	370%
2000	25,020	798	798	—	—	798	—	2,022	118,136	472%
2001	33,481	1,307	1,307	—	—	1,307	—	3,410	178,285	532%
2002	42,325	1,983	1,983	—	—	1,983	—	5,216	202,244	478%
2003	61,448	3,037	3,037	—	—	3,037	—	10,222	273,133	444%
2004	51,709	2,563	2,563	—	—	2,563	—	9,528	191,443	370%
2005	113,868	5,576	2,438	3,138	(1,000)	3,438	6,104	10,207	273,497	240%
2006	90,043	4,906	1,939	2,967	(200)	2,139	6,292	10,832	184,307	205%
2007	179,852	16,580	7,877	8,703	100	7,777	22,979	42,796	405,813	226%
2008	166,568	17,946	8,395	9,551	(3,050)	11,445	30,134	58,001	354,147	213%
2009	125,406	28,842	21,632	7,210	—	21,632	22,164	100,403	419,300	334%
2010	148,902	45,978	35,415	10,563	—	35,415	39,703	176,258	492,739	331%
2011	211,999	83,978	54,591	29,387	—	54,591	86,033	317,558	637,969	301%
2012	259,020	91,397	46,814	44,583	—	46,814	195,001	460,225	608,523	235%
2013	240,718	25,539	17,689	7,850	—	17,689	232,856	486,235	511,774	213%
Total	$1,791,111	$330,874	$206,922	$123,952	$(4,150)	$211,072	$641,266	$1,694,261	$4,994,758	279%

Domestic Portfolio Data – Current Quarter
Entire Portfolio

		Quarter Ended June 30, 2013					As of June 30, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$5	$5	$—	$—	$5	$—	$35	$10,229	332%
1997	7,685	18	18	—	—	18	—	102	25,567	333%
1998	11,089	55	55	—	—	55	—	400	37,679	340%
1999	18,898	150	150	—	—	150	—	811	69,973	370%
2000	25,020	374	374	—	—	374	—	2,022	118,136	472%
2001	33,481	645	645	—	—	645	—	3,410	178,285	532%
2002	42,325	936	936	—	—	936	—	5,216	202,244	478%
2003	61,448	1,421	1,421	—	—	1,421	—	10,222	273,133	444%
2004	59,177	1,228	1,228	—	—	1,228	—	9,653	206,029	348%
2005	143,169	2,674	1,120	1,554	(235)	1,355	6,150	10,298	317,167	222%
2006	107,673	2,475	966	1,509	(200)	1,166	6,355	11,140	216,007	201%
2007	258,394	8,101	3,811	4,290	(100)	3,911	23,193	44,161	510,832	198%
2008	275,170	12,108	4,689	7,419	(650)	5,339	37,427	67,378	524,225	191%
2009	281,455	39,507	27,762	11,745	—	27,762	51,114	199,171	876,990	312%
2010	358,114	54,602	38,177	16,425	—	38,177	104,951	343,778	992,860	277%
2011	394,100	61,759	36,364	25,395	—	36,364	201,449	490,957	933,696	237%
2012	512,678	73,265	32,316	40,949	—	32,316	406,473	734,936	952,915	186%
2013	406,883	34,025	17,347	16,678	—	17,347	386,003	685,794	730,475	180%
Total	$2,999,839	$293,348	$167,384	$125,964	$(1,185)	$168,569	$1,223,115	$2,619,484	$7,176,442	239%
Purchased Bankruptcy Portfolio

		Quarter Ended June 30, 2013					As of June 30, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996-2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2004	7,468	39	39	—	—	39	—	125	14,586	195%
2005	29,301	55	14	41	(35)	49	46	91	43,670	149%
2006	17,630	111	71	40	—	71	63	308	31,700	180%
2007	78,542	317	102	215	—	102	214	1,365	105,019	134%
2008	108,602	3,544	603	2,941	600	3	7,293	9,377	170,078	157%
2009	156,049	25,973	17,355	8,618	—	17,355	28,950	98,768	457,690	293%
2010	209,212	32,843	21,034	11,809	—	21,034	65,248	167,520	500,121	239%
2011	182,101	21,928	8,597	13,331	—	8,597	115,416	173,399	295,727	162%
2012	253,658	27,563	8,270	19,293	—	8,270	211,472	274,711	344,392	136%
2013	166,165	13,299	4,143	9,156	—	4,144	153,147	199,559	218,701	132%
Total	$1,208,728	$125,672	$60,228	$65,444	$565	$59,664	$581,849	$925,223	$2,181,684	180%

Core Portfolio

		Quarter Ended June 30, 2013					As of June 30, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$5	$5	$—	$—	$5	$—	$35	$10,229	332%
1997	7,685	18	18	—	—	18	—	102	25,567	333%
1998	11,089	55	55	—	—	55	—	400	37,679	340%
1999	18,898	150	150	—	—	150	—	811	69,973	370%
2000	25,020	374	374	—	—	374	—	2,022	118,136	472%
2001	33,481	645	645	—	—	645	—	3,410	178,285	532%
2002	42,325	936	936	—	—	936	—	5,216	202,244	478%
2003	61,448	1,421	1,421	—	—	1,421	—	10,222	273,133	444%
2004	51,709	1,189	1,189	—	—	1,189	—	9,528	191,443	370%
2005	113,868	2,619	1,106	1,513	(200)	1,306	6,104	10,207	273,497	240%
2006	90,043	2,364	895	1,469	(200)	1,095	6,292	10,832	184,307	205%
2007	179,852	7,784	3,709	4,075	(100)	3,809	22,979	42,796	405,813	226%
2008	166,568	8,564	4,086	4,478	(1,250)	5,336	30,134	58,001	354,147	213%
2009	125,406	13,534	10,407	3,127	—	10,407	22,164	100,403	419,300	334%
2010	148,902	21,759	17,143	4,616	—	17,143	39,703	176,258	492,739	331%
2011	211,999	39,831	27,767	12,064	—	27,767	86,033	317,558	637,969	301%
2012	259,020	45,702	24,046	21,656	—	24,046	195,001	460,225	608,523	235%
2013	240,718	20,726	13,204	7,522	—	13,203	232,856	486,235	511,774	213%
Total	$1,791,111	$167,676	$107,156	$60,520	$(1,750)	$108,905	$641,266	$1,694,261	$4,994,758	279%

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

Our ability to profitably purchase and liquidate pools of bankrupt accounts provides diversity to our distressed asset acquisition business. Although we generally buy bankrupt portfolios from many of the same consumer lenders from whom we acquire Core customer portfolios, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of portfolios purchased in the bankrupt and Core markets may differ over time. We have found periods when bankrupt accounts were more profitable and other times when Core accounts were more profitable. From 2004 through 2008, our bankruptcy buying fluctuated between 13% and 39% of our total portfolio purchasing in those years. In 2009, for the first time in our history, bankruptcy purchasing exceeded that of our Core buying, finishing at 55% of total portfolio purchasing for the year and during 2010 this percentage increased to 59%. This occurred as severe dislocations in the financial markets, coupled with legislative uncertainty, caused pricing in the bankruptcy market to decline substantially, thereby driving our strategy to make advantageous bankruptcy portfolio acquisitions during this period. For 2011 and 2012, bankruptcy buying represented 48% and 50%, respectively, of our total domestic portfolio purchasing. During the first half of 2013, bankruptcy buying represented 41% of our total domestic portfolio purchasing.
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
Cash Collections By Year, By Year of Purchase – Entire Domestic Portfolio

(in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2004	2005	2006	2007	2008	2009	2010	2011	2012	YTD 2013	Total
1996	$3,080	$9,204	$210	$237	$102	$83	$78	$68	$100	$39	$11	$10,132
1997	7,685	21,943	860	597	437	346	215	216	187	112	42	24,955
1998	11,089	31,078	1,811	1,415	882	616	397	382	332	241	101	37,255
1999	18,898	52,846	4,352	3,032	2,243	1,533	1,328	1,139	997	709	290	68,469
2000	25,020	76,596	10,924	8,067	5,202	3,604	3,198	2,782	2,554	1,927	798	115,652
2001	33,481	96,599	22,639	16,048	10,011	6,164	5,299	4,422	3,791	3,104	1,307	169,384
2002	42,325	87,073	32,497	24,729	16,527	9,772	7,444	6,375	5,844	4,768	1,983	197,012
2003	61,448	74,014	52,640	43,728	30,695	18,818	13,135	10,422	8,945	7,477	3,037	262,911
2004	59,177	18,019	46,475	40,424	30,750	19,339	13,677	9,944	8,522	6,604	2,622	196,376
2005	143,169	—	18,968	75,145	69,862	49,576	33,366	23,733	17,234	13,302	5,683	306,869
2006	107,673	—	—	22,971	53,192	40,560	29,749	22,494	18,190	12,560	5,151	204,867
2007	258,394	—	—	—	42,263	115,011	94,805	83,059	67,088	47,136	17,309	466,671
2008	275,170	—	—	—	—	61,277	107,974	100,337	89,344	71,806	26,109	456,847
2009	281,455	—	—	—	—	—	57,338	177,407	187,119	177,273	78,682	677,819
2010	358,114	—	—	—	—	—	—	86,562	218,053	234,893	109,574	649,082
2011	394,100	—	—	—	—	—	—	—	77,190	240,840	124,709	442,739
2012	512,678	—	—	—	—	—	—	—	—	74,289	143,690	217,979
YTD 2013	406,883	—	—	—	—	—	—	—	—	—	44,681	44,681
Total	$2,999,839	$467,372	$191,376	$236,393	$262,166	$326,699	$368,003	$529,342	$705,490	$897,080	$565,779	$4,549,700
Cash Collections By Year, By Year of Purchase – Purchased Bankruptcy Portfolio

(in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2004	2005	2006	2007	2008	2009	2010	2011	2012	YTD 2013	Total
2004	$7,468	743	4,554	3,956	2,777	1,455	496	164	149	108	59	$14,461
2005	29,301	—	3,777	15,500	11,934	6,845	3,318	1,382	466	250	107	43,579
2006	17,630	—	—	5,608	9,455	6,522	4,398	2,972	1,526	665	245	31,391
2007	78,542	—	—	—	2,850	27,972	25,630	22,829	16,093	7,551	729	103,654
2008	108,602	—	—	—	—	14,024	35,894	37,974	35,690	28,956	8,163	160,701
2009	156,049	—	—	—	—	—	16,635	81,780	102,780	107,888	49,840	358,923
2010	209,212	—	—	—	—	—	—	39,486	104,499	125,020	63,596	332,601
2011	182,101	—	—	—	—	—	—	—	15,218	66,379	40,731	122,328
2012	253,658	—	—	—	—		—	—	—	17,388	52,293	69,681
YTD 2013	166,165	—	—	—	—	—	—	—	—	—	19,142	19,142
Total	$1,208,728	$743	$8,331	$25,064	$27,016	$56,818	$86,371	$186,587	$276,421	$354,205	$234,905	$1,256,461

Cash Collections By Year, By Year of Purchase – Core Portfolio

(in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2004	2005	2006	2007	2008	2009	2010	2011	2012	YTD 2013	Total
1996	$3,080	$9,204	$210	$237	$102	$83	$78	$68	$100	$39	$11	$10,132
1997	7,685	21,943	860	597	437	346	215	216	187	112	42	24,955
1998	11,089	31,078	1,811	1,415	882	616	397	382	332	241	101	37,255
1999	18,898	52,846	4,352	3,032	2,243	1,533	1,328	1,139	997	709	290	68,469
2000	25,020	76,596	10,924	8,067	5,202	3,604	3,198	2,782	2,554	1,927	798	115,652
2001	33,481	96,599	22,639	16,048	10,011	6,164	5,299	4,422	3,791	3,104	1,307	169,384
2002	42,325	87,073	32,497	24,729	16,527	9,772	7,444	6,375	5,844	4,768	1,983	197,012
2003	61,448	74,014	52,640	43,728	30,695	18,818	13,135	10,422	8,945	7,477	3,037	262,911
2004	51,709	17,276	41,921	36,468	27,973	17,884	13,181	9,780	8,373	6,496	2,563	181,915
2005	113,868	—	15,191	59,645	57,928	42,731	30,048	22,351	16,768	13,052	5,576	263,290
2006	90,043	—	—	17,363	43,737	34,038	25,351	19,522	16,664	11,895	4,906	173,476
2007	179,852	—	—	—	39,413	87,039	69,175	60,230	50,995	39,585	16,580	363,017
2008	166,568	—	—	—	—	47,253	72,080	62,363	53,654	42,850	17,946	296,146
2009	125,406	—	—	—	—	—	40,703	95,627	84,339	69,385	28,842	318,896
2010	148,902	—	—	—	—	—	—	47,076	113,554	109,873	45,978	316,481
2011	211,999	—	—	—	—	—	—	—	61,972	174,461	83,978	320,411
2012	259,020	—	—	—	—	—	—	—	—	56,901	91,397	148,298
YTD 2013	240,718	—	—	—	—	—	—	—	—	—	25,539	25,539
Total	$1,791,111	$466,629	$183,045	$211,329	$235,150	$269,881	$281,632	$342,755	$429,069	$542,875	$330,874	$3,293,239
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

Primarily as a result of the downturn in the economy, the decline in the availability of consumer credit, our efforts to help customers establish reasonable payment plans, and improvements in our collections capabilities which have allowed us to profitably collect on accounts with lower balances or lower quality, the average payment size has decreased over the past several years. However, due to improved scoring and segmentation, together with enhanced productivity, we have been able to realize increased amounts of cash collections by generating enough incremental payments to overcome the decrease in payment size. The decreasing average payment size trend moderated during 2012, and the average payment size was stable during the first six months of 2013.
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
The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q22013	Q12013	Q42012	Q32012	Q22012	Q12012	Q42011	Q32011
Call Center and Other Collections	$90,229	$89,037	$72,624	$72,394	$73,582	$79,805	$61,227	$63,967
External Legal Collections	50,131	47,910	41,521	39,913	41,464	34,852	26,316	27,245
Internal Legal Collections	30,365	29,283	23,968	25,650	25,361	23,345	17,615	16,444
Bankruptcy Court Trustee Collections	125,672	109,233	91,098	91,095	92,018	79,994	75,166	74,512
Total Cash Collections	$296,397	$275,463	$229,211	$229,052	$232,425	$217,996	$180,324	$182,168

Rollforward of Net Finance Receivables
The following table shows the changes in finance receivables, net, including the amounts paid to acquire new portfolios (amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of year	$1,169,747	$945,242	$1,078,951	$926,734
Acquisitions of finance receivables (1)	194,958	121,246	407,347	233,339
Foreign currency translation adjustment	(19)	(142)	(941)	43
Cash collections applied to principal on finance receivables (2)	(127,827)	(99,838)	(248,498)	(193,608)
Balance at end of period	$1,236,859	$966,508	$1,236,859	$966,508
Estimated Remaining Collections	$2,636,229	$2,118,162	$2,636,229	$2,118,162

(1)	Acquisitions of finance receivables is net of buybacks and includes certain capitalized acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net of allowance charges.
Portfolios by Type and Geography (Domestic Portfolio Only)
The following table categorizes our life to date portfolio purchases as of June 30, 2013, into the major asset types represented (amounts in thousands):

Account Type	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
Major Credit Cards	18,316	55%	$51,824,729	69%	$2,144,459	70%
Consumer Finance	6,698	20	8,593,762	11	140,107	4
Private Label Credit Cards	7,471	23	10,241,788	14	697,093	23
Auto Deficiency	651	2	4,594,236	6	86,600	3
Total:	33,136	100%	$75,254,515	100%	$3,068,259	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

The following table summarizes our life to date portfolio purchases as of June 30, 2013, into the delinquency categories represented (amounts in thousands).

Account Type	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
Fresh	2,893	9%	$7,030,699	9%	$724,413	23%
Primary	4,773	14	9,019,913	12	488,936	16
Secondary	5,864	18	8,872,520	12	359,100	12
Tertiary	4,116	12	5,552,327	8	82,999	3
Bankruptcy Trustees	5,229	16	22,045,895	29	1,264,353	41
Other	10,261	31	22,733,161	30	148,458	5
Total:	33,136	100%	$75,254,515	100%	$3,068,259	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

We review the geographic distribution of accounts within a portfolio because we have found that state specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
The following table summarizes our life to date portfolio purchases as of June 30, 2013, by geographic location (amounts in thousands):

Geographic Distribution	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
California	3,546	11%	$9,940,584	13%	$392,659	13%
Texas	4,665	14	8,158,712	11	264,232	9
Florida	2,610	8	7,042,869	9	274,480	9
New York	1,865	6	4,400,663	6	159,127	5
Ohio	1,583	5	2,848,328	4	130,024	4
Pennsylvania	1,179	4	2,733,446	4	110,098	4
Illinois	1,256	4	2,692,201	4	121,205	4
North Carolina	1,180	4	2,621,603	3	106,410	3
Georgia	1,078	3	2,488,374	3	121,874	4
Michigan	889	3	2,077,889	3	94,202	3
New Jersey	768	2	2,034,800	3	86,481	3
Arizona	596	2	1,623,954	2	65,809	2
Virginia	888	3	1,593,876	2	71,768	2
Tennessee	705	2	1,557,647	2	72,166	2
Massachusetts	563	2	1,373,783	2	54,556	2
Indiana	605	2	1,353,822	2	68,042	2
Other(3)	9,160	25	20,711,964	27	875,126	29
Total:	33,136	100%	$75,254,515	100%	$3,068,259	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.
Collections Productivity
The following tables display various collections productivity measures that we track. The tables below contain our collector productivity metrics as defined by calendar quarter.
Quarterly Cash Collections per Collector Hour Paid (Domestic Portfolio Only)

	Core cash collections (1)
	2009	2010	2011	2012	2013
Q1	$120	$135	$162	$166	$186
Q2	114	127	154	169	184
Q3	111	127	152	171	—
Q4	109	129	137	150	—

	Total cash collections (2)
	2009	2010	2011	2012	2013
Q1	$147	$182	$241	$258	$298
Q2	143	188	243	275	308
Q3	144	200	249	279	—
Q4	148	204	228	245	—

	Non-legal cash collections (3)
	2009	2010	2011	2012	2013
Q1	$118	$154	$204	$216	$244
Q2	116	160	205	225	255
Q3	119	170	212	230	—
Q4	123	174	194	200	—

	Non-legal/non-bankruptcy cash collections (4)
	2009	2010	2011	2012	2013
Q1	$90	$106	$125	$125	$133
Q2	87	100	116	120	130
Q3	87	97	115	122	—
Q4	84	98	103	105	—

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

Goodwill
Goodwill was $107.0 million at June 30, 2013 and $109.5 million at December 31, 2012. The decrease was entirely attributable to a foreign currency translation adjustment of $2.5 million. Goodwill at June 30, 2013 consisted of amounts recorded in various acquisitions. One of those acquired subsidiaries has experienced a revenue and profitability decline and recent net losses, due largely to economic conditions. The subsidiary now reports organizationally to the President of Business and Government Services, who joined the Company in November 2012. Under his leadership, new business plans designed to increase sales and operating income are being developed, systems are being enhanced and integrated, manual processes are being automated, and operational managers have been replaced. Based on an analysis of these factors and financial projections, the estimated fair value of this reporting unit exceeded its carrying value at June 30, 2013. However, there is a risk of future goodwill impairment charges if the revenue declines and net losses were to continue. The amount of goodwill attributed to this reporting unit was $6.4 million at June 30, 2013. All other intangible assets related to this reporting unit were fully amortized as of June 30, 2013.

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

As of June 30, 2013, cash and cash equivalents totaled $43.5 million, compared to $32.7 million at December 31, 2012. Total debt outstanding on the $400 million revolving portion of our credit facility was $216.0 million as of June 30, 2013, which represents availability of $184.0 million (subject to the borrowing base and applicable debt covenants). In addition, at June 30, 2013 we had $197.5 million outstanding on the floating rate term loan portion of our credit facility.
We have in place forward flow commitments for the purchase of defaulted consumer receivables over the next 12 months of approximately $119.4 million as of June 30, 2013.  Additionally we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements.  We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit agreement will be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and additional, normal-course portfolio purchasing during the next twelve months. Business acquisitions or higher than normal levels of portfolio purchasing could require additional financing from other sources.
We entered into the $600.0 million secured credit facility referred to above, on December 19, 2012. Refer to the “Borrowings” section below for additional information on this credit facility.
With the acquisition of a controlling interest in CCB, we have the right to call (purchase) the noncontrolling interest through February 2015. In addition, the noncontrolling interest has the right to put (require us to purchase) the remainder of the shares to us beginning in March 2012 and ending February 2018. From March 2012 to February 2015, the put option is subject to a minimum amount of trailing EBITDA. Effective as of January 31, 2013, we exercised our right to purchase half of the remaining noncontrolling interest for a purchase price of $1.1 million. As of June 30, 2013, the total maximum amount we would have to pay for the remaining noncontrolling interest in CCB under any circumstances is $11.4 million.
For domestic income tax purposes, we recognize revenue using the cost recovery method with respect to our debt purchasing business.  The Internal Revenue Service (“IRS”) has audited and issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006 and 2005. It has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income, and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction.  We have filed a petition in the United States Tax Court and believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that they will ultimately be sustained; therefore, a reserve for uncertain tax positions is not required.  If we are unsuccessful in the United States Tax Court, we can appeal to the federal Circuit Court of Appeals.  If judicial appeals prove unsuccessful, we may ultimately be required to pay the related deferred taxes, and possibly interest and penalties, which may require additional financing from other sources. In accordance with the Internal Revenue Code, underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points.  An additional two percentage points applies to large corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code. Deferred taxes related to this item were $194.0 million at June 30, 2013.
Cash generated from operations is dependent upon our ability to collect on our finance receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our future cash flows.
Our operating activities provided cash of $97.3 million and $54.2 million for the six months ended June 30, 2013 and 2012, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period. The increase was due in part to an increase in net income to $81.9 million for the six months ended June 30, 2013, from $57.2 million for the six months ended June 30, 2012. The remaining increase was due to net changes in other accounts related to our operating activities.
Our investing activities used cash of $165.5 million and $87.4 million during the six months ended June 30, 2013 and 2012, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment and business acquisitions. The majority of the increase was due to an increase in acquisitions of finance receivables, which increased from $229.4 million for the six months ended June 30, 2012 to $407.3 million for the six months ended June 30, 2013, partially offset by an increase in collections applied to principal on finance receivables from $193.6 million for the six months ended June 30, 2012 to $248.5 million for the six months ended June 30, 2013. In addition, cash of $48.7 million was used on business acquisitions during the six months ended June 30, 2012 compared to $0 in the six months ended June 30, 2013.
Our financing activities provided cash of $79.2 million and $50.3 million during the six months ended June 30, 2013 and 2012, respectively. Cash is primarily provided by draws on our line of credit. Cash used in financing activities is primarily driven by principal payments on our line of credit, principal payments on long-term debt and repurchases of our common stock. The change was due in large part to changes in the net borrowings on our credit facility. We had net borrowings on our credit facility of $89.0 million during the six months ended June 30, 2013 compared to net borrowings of $72.0 million during the six months ended June 30, 2012.

Cash paid for interest was $5.6 million and $5.3 million for the six months ended June 30, 2013 and 2012, respectively. Interest was paid on our line of credit and long-term debt. Cash paid for income taxes was $52.8 million and $44.5 million for the six months ended June 30, 2013 and 2012, respectively.  The increase in the taxes paid for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, is primarily due to an increase in taxable income.
Borrowings
On December 19, 2012, we entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). Under the terms of the Credit Agreement, the credit facility includes an aggregate principal amount available of $600.0 million (subject to the borrowing base and applicable debt covenants) which consists of a $200.0 million floating rate term loan that matures on December 19, 2017 and a $400.0 million revolving credit facility that matures on December 19, 2017. The term and revolving loans accrue interest, at our option, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. Interest is payable on base rate loans quarterly in arrears and on Eurodollar loans in arrears on the last day of each interest period or, if such interest period exceeds three months, every three months. Our revolving credit facility includes a $20.0 million swingline loan sublimit, a $20.0 million letter of credit sublimit and a $20.0 million alternative currency equivalent sublimit. It also contains an accordion loan feature that allows us to request an increase of up to $250.0 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to terms of the Credit Agreement. No existing lender is obligated to increase its commitment. The Credit Agreement is secured by a first priority lien on substantially all of our assets. The Credit Agreement contains restrictive covenants and events of default including the following:

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
The revolving credit facility also bears an unused line fee of 0.375% per annum, payable quarterly in arrears.
Our borrowings at June 30, 2013 consisted of $195.0 million in 30-day Eurodollar rate loans and $21.0 million in base rate loans with a weighted average interest rate of 2.89%. In addition, we had $197.5 million outstanding on the term loan at June 30, 2013 with an annual interest rate of 2.70%.
We had $413.5 million and $327.0 million of borrowings outstanding on our credit facility as of June 30, 2013 and December 31, 2012, respectively.
We were in compliance with all covenants of our credit facilities as of June 30, 2013 and December 31, 2012.
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
Stockholders’ Equity
Stockholders’ equity was $791.9 million at June 30, 2013 and $708.4 million at December 31, 2012. The increase was primarily attributable to $82.2 million in net income attributable to PRA during the first half of 2013.

Contractual Obligations
Our contractual obligations as of June 30, 2013 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$26,944	$6,068	$10,955	$6,432	$3,489
Line of Credit (1)	250,862	6,890	14,413	229,559	—
Long-term Debt (2)	223,344	13,263	41,441	168,640	—
Purchase Commitments (3) (4)	157,256	150,482	6,157	617	—
Employment Agreements	10,273	8,096	2,177	—	—
Total	$668,679	$184,799	$75,143	$405,248	$3,489

(1)
This amount includes principal, estimated interest and unused line fees due on the line of credit and assumes that the balance on the line of credit remains constant from the June 30, 2013 balance of $216.0 million and the balance is paid in full at its respective maturity in December 2017.

(2)	This amount also includes estimated interest on our long-term borrowings under our credit facility.

(3)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $119.4 million.

(4)	This amount includes the maximum remaining purchase price of $11.4 million which is the maximum amount that could be paid to acquire the noncontrolling interest of CCB.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
Under ASC 310-30 static pools of accounts may be established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which may include certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30, utilizing the interest method, initially freezes the yield, estimated when the accounts are purchased, as the basis for subsequent impairment testing. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. Income on finance receivables is accrued quarterly based on each static pool's effective yield. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a pool's remaining life.  Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. Cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as principal amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, we do not record accretion in the first six to twelve months of the estimated life of the pool; accordingly, we utilize either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the pool, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above. We also use the cost recovery method when collections on a particular pool of accounts cannot be reasonably estimated.

A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received.
We establish valuation allowances, if necessary, for acquired accounts subject to ASC 310-10. Valuation allowances are established only subsequent to acquisition of the accounts.
We implement the accounting for income recognized on finance receivables under ASC 310-30 as follows. We create each accounting pool using our projections of estimated cash flows and expected economic life.  We then compute the effective yield that fully amortizes the pool over a reasonable expectation of its economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, we balance those results to the data contained in our proprietary models to ensure accuracy, then review each pool watching for trends, actual performance versus projections and curve shape (a graphical depiction of the timing of cash flows), regularly re-forecasting future cash flows utilizing our statistical models. The review process is primarily performed by our finance staff; however, our operational and statistical staff is also involved, providing updated statistical input and cash projections to the finance staff. If there is a significant increase in expected cash flows, we will recognize the effect of the increase prospectively through an increase in yield. If a valuation allowance had been previously recognized for that pool, the allowance is reversed before recording any prospective yield adjustments. If the over performance is considered more of an acceleration of cash flows (a timing difference), we will: a) adjust estimated future cash flows downward which effectively extends the amortization period to fall within a reasonable expectation of the pool's economic life, b) adjust future cash flow projections as noted previously coupled with an increase in yield in order for the amortization period to fall within a reasonable expectation of the pool's economic life, or c) take no action at all if the amortization period falls within a reasonable expectation of the pool's expected economic life. To the extent there is underperformance, we will record an allowance if the underperformance is significant and will also consider revising estimated future cash flows based on current period information, or take no action if the pool's amortization period is reasonable and falls within the currently projected economic life.
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
Our skip tracing subsidiary utilizes gross reporting under ASC 605-45. We generate revenue by working an account and successfully locating a customer for our client. A fee is charged for these services. In addition, we incur expenses when we hire a third-party to effectuate repossession. We have determined the fees to be gross revenue based on the criteria in ASC 605-45 and they are recorded as such in the line item “Fee income,” because we are primarily liable to the third party for the repossession costs. There is a corresponding expense in “Agent fees” for the 3rd party repossession expenses. We also incur fees to release liens on the repossessed collateral. Like the repossession expenses, these lien-releases are charged to expense and recorded in the line item “Agent fees.”
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
For domestic income tax purposes, we recognize revenue using the cost recovery method with respect to our debt purchasing business. We believe cost recovery to be an appropriate method for companies in the bad debt purchasing industry. Under the cost recovery method, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any income is recognized.
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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facility. We assess this interest rate risk by estimating the increase in interest expense that would occur due to an increase in short-term interest rates. The average borrowings on our variable rate credit facility were $398.7 million and $245.0 million for the three months ended June 30, 2013 and 2012, respectively. Assuming a 200 basis point increase in interest rates, for example, interest expense would have increased by $2.0 million and $1.2 million for the three months ended June 30, 2013 and 2012, respectively, resulting in a decrease in income before income taxes of 2.8% and 2.3%, respectively. As of June 30, 2013 and December 31, 2012, we had $413.5 million and $327.0 million, respectively, of variable rate debt outstanding on our credit facility. We did not have any other variable rate debt outstanding as of June 30, 2013. We had no interest rate hedging programs in place for the three or six months ended June 30, 2013 and 2012. Significant increases in future interest rates on our variable rate credit facility could lead to a material decrease in future earnings assuming all other factors remained constant.
Currency Exchange Risk
We are subject to currency exchange risk from our UK subsidiary. It conducts business in the Pound Sterling, but we report our financial results in U.S. dollars. Significant fluctuations in exchange rates between the U.S. dollar and the Pound Sterling may adversely affect our net income. We may or may not implement a hedging program related to currency exchange rate fluctuation. In the three months ended June 30, 2013 and 2012, MHH revenues were 1.4% and 3.1% of consolidated revenues, respectively. We had no currency exchange risk hedging programs in place for the three or six months ended June 30, 2013 or 2012.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On February 2, 2012, the Company's board of directors authorized a share repurchase program to purchase up to $100,000,000 of the Company's outstanding shares of common stock on the open market. The following table provides information about the Company's common stock purchased during the second quarter of 2013.

Month Ended	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Maximum Remaining Purchase Price for Share Repurchases Under the Plan
April 30, 2013	165,612	$39.82	$68,758,503

Total	165,612	$39.82	$68,758,503
(1) Adjusted to reflect the three-for-one stock split by means of a stock dividend which was declared on June 10, 2013 and paid August 1, 2013 to holders of record as of July 1, 2013.

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

PORTFOLIO RECOVERY ASSOCIATES, INC.
(Registrant)

Date: August 2, 2013	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 2, 2013	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)