Form 10-Q/A
period 2013-06-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2013-08-06
CIK 1185348

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

Explanatory Note

Portfolio Recovery Associates, Inc. is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (the "Form 10-Q"), filed with the Securities and Exchange Commission on August 2, 2013, for the sole purpose of filing Exhibits 31.1, 31.2 and 32.1. These exhibits were inadvertently omitted from the Form 10-Q as originally filed. No other changes have been made to the Form 10-Q.

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

PORTFOLIO RECOVERY ASSOCIATES, INC.
(Registrant)

Date: August 6, 2013	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 6, 2013	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)