Form 10-Q
period 2013-09-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2013-11-08
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2013
Common Stock, $0.01 par value	49,749,637

PORTFOLIO RECOVERY ASSOCIATES, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2013 and December 31, 2012
(unaudited)
(Amounts in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$108,705	$32,687
Finance receivables, net	1,256,822	1,078,951
Accounts receivable, net	12,047	10,486
Income taxes receivable	2,708	—
Property and equipment, net	28,059	25,312
Goodwill	102,891	109,488
Intangible assets, net	16,746	20,364
Other assets	20,007	11,668
Total assets	$1,547,985	$1,288,956
Liabilities and Equity
Liabilities:
Accounts payable	$14,446	$12,155
Accrued expenses and other liabilities	33,023	18,953
Income taxes payable	740	3,125
Accrued payroll and bonuses	20,454	12,804
Net deferred tax liability	200,109	185,277
Borrowings	452,229	327,542
Total liabilities	721,001	559,856
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	10,336	20,673
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, 60,000 authorized shares, 49,747 issued and outstanding shares at September 30, 2013, and 50,727 issued and outstanding shares at December 31, 2012	498	507
Additional paid-in capital	129,570	150,878
Retained earnings	683,728	554,191
Accumulated other comprehensive income	2,852	2,851
Total stockholders’ equity	816,648	708,427
Total liabilities and equity	$1,547,985	$1,288,956
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the three and nine months ended September 30, 2013 and 2012
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Income recognized on finance receivables, net	$171,456	$135,754	$494,818	$392,566
Fee income	26,306	14,765	55,464	45,983
Total revenues	197,762	150,519	550,282	438,549
Operating expenses:
Compensation and employee services	52,882	41,334	146,081	123,508
Legal collection fees	10,206	8,635	31,343	25,241
Legal collection costs	19,801	15,810	63,020	57,705
Agent fees	1,404	1,545	4,293	4,495
Outside fees and services	8,707	10,131	24,789	21,575
Communications	7,786	6,777	24,307	22,037
Rent and occupancy	1,950	1,786	5,462	5,053
Depreciation and amortization	3,753	3,623	10,653	10,833
Other operating expenses	5,408	3,820	14,756	12,027
Impairment of goodwill	6,397	—	6,397	—
Total operating expenses	118,294	93,461	331,101	282,474
Income from operations	79,468	57,058	219,181	156,075
Other income and (expense):
Interest income	—	—	—	8
Interest expense	(3,995)	(2,189)	(9,607)	(7,223)
Income before income taxes	75,473	54,869	209,574	148,860
Provision for income taxes	26,262	21,742	78,432	58,493
Net income	$49,211	$33,127	$131,142	$90,367
Adjustment for income/(loss) attributable to redeemable noncontrolling interest	1,873	(187)	1,605	(424)
Net income attributable to Portfolio Recovery Associates, Inc.	$47,338	$33,314	$129,537	$90,791
Net income per common share attributable to Portfolio Recovery Associates, Inc:
Basic	$0.94	$0.66	$2.56	$1.78
Diluted	$0.93	$0.65	$2.54	$1.77
Weighted average number of shares outstanding:
Basic	50,154	50,643	50,571	51,102
Diluted	50,660	51,066	51,039	51,420
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2013 and 2012
(unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$49,211	$33,127	$131,142	$90,367
Other comprehensive income:
Foreign currency translation adjustments	4,425	1,792	1	2,113
Total other comprehensive income	4,425	1,792	1	2,113
Comprehensive income	53,636	34,919	131,143	92,480
Comprehensive income/(loss) attributable to noncontrolling interest	1,873	(187)	1,605	(424)
Comprehensive income attributable to Portfolio Recovery Associates, Inc.	$51,763	$35,106	$129,538	$92,904
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2013
(unaudited)
(Amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2012	50,727	$507	$150,878	$554,191	$2,851	$708,427
Components of comprehensive income:
Net income attributable to Portfolio Recovery Associates, Inc.	—	—	—	129,537	—	129,537
Foreign currency translation adjustment	—	—	—	—	1	1
Vesting of nonvested shares	223	2	(2)	—	—	—
Repurchase and cancellation of common stock	(1,203)	(11)	(58,500)	—	—	(58,511)
Amortization of share-based compensation	—	—	10,209	—	—	10,209
Income tax benefit from share-based compensation	—	—	2,742	—	—	2,742
Employee stock relinquished for payment of taxes	—	—	(4,103)	—	—	(4,103)
Component of convertible debt	—	—	31,308	—	—	31,308
Deferred taxes on component of convertible debt	—	—	(12,517)	—	—	(12,517)
Purchase of noncontrolling interest	—	—	9,162	—	—	9,162
Adjustment of the noncontrolling interest measurement amount	—	—	393	—	—	393
Balance at September 30, 2013	49,747	$498	$129,570	$683,728	$2,852	$816,648
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2013 and 2012
(unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$131,142	$90,367
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	10,209	8,361
Depreciation and amortization	10,653	10,833
Impairment of goodwill	6,397	—
Deferred tax expense/(benefit)	2,359	(7,377)
Changes in operating assets and liabilities:
Other assets	(1,147)	(353)
Accounts receivable	(1,497)	1,579
Accounts payable	2,237	(856)
Income taxes	(5,062)	(7,024)
Accrued expenses	9,129	931
Accrued payroll and bonuses	7,660	(2,799)
Net cash provided by operating activities	172,080	93,662
Cash flows from investing activities:
Purchases of property and equipment	(9,913)	(5,362)
Acquisition of finance receivables, net of buybacks	(546,201)	(329,444)
Collections applied to principal on finance receivables	368,693	286,907
Business acquisition, net of cash acquired	—	(48,653)
Net cash used in investing activities	(187,421)	(96,552)
Cash flows from financing activities:
Income tax benefit from share-based compensation	2,742	1,484
Proceeds from line of credit	217,000	160,000
Principal payments on line of credit	(344,000)	(130,000)
Repurchases of common stock	(58,511)	(22,726)
Cash paid for purchase of portion of noncontrolling interest	(1,150)	—
Distributions paid to noncontrolling interest	(51)	—
Principal payments on long-term debt	(4,109)	(572)
Proceeds from convertible debt, net	279,285	—
Net cash provided by financing activities	91,206	8,186
Effect of exchange rate on cash	153	(505)
Net increase in cash and cash equivalents	76,018	4,791
Cash and cash equivalents, beginning of period	32,687	26,697
Cash and cash equivalents, end of period	$108,705	$31,488
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,333	$7,577
Cash paid for income taxes	78,434	71,521
Noncash investing and financing activities:
Adjustment of the noncontrolling interest measurement amount	$393	$(2,852)
Distributions payable relating to noncontrolling interest	1,237	261
Purchase of noncontrolling interest	9,162	—
Employee stock relinquished for payment of taxes	(4,103)	(2,170)
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
On June 10, 2013, the Company's board of directors declared a three-for-one stock split by means of a stock dividend.  The new shares were distributed on August 1, 2013, and the shares began trading on a split-adjusted basis beginning August 2, 2013.  As a result of this action, approximately 33.8 million shares were issued to stockholders.  The par value of the common stock remains at $0.01 per share and, accordingly, approximately $0.3 million was retroactively transferred from additional paid-in capital to common stock for all periods presented.  Earnings per share and weighted average shares outstanding are presented in this Form 10-Q after the effect of the stock split.  The three-for-one stock split is reflected in the share and per share amounts in all periods presented in this Form 10-Q including Note 7 “Share-Based Compensation,” Note 9 “Earnings per Share,” and Note 12 “Stockholders' Equity.”
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
The following table shows the amount of revenue generated for the three and nine months ended September 30, 2013 and 2012 and long-lived assets held at September 30, 2013 and 2012 by geographical location (amounts in thousands):

	As Of And For The		As Of And For The
	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$194,769	$26,289	$145,585	$23,596
United Kingdom	2,993	1,770	4,934	1,910
Total	$197,762	$28,059	$150,519	$25,506

	As Of And For The		As Of And For The
	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$542,048	$26,289	$424,434	$23,596
United Kingdom	8,234	1,770	14,115	1,910
Total	$550,282	$28,059	$438,549	$25,506
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of September 30, 2013, its consolidated income statements and statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, its consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2013, and its consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012. The consolidated income statements of the Company for the three and nine months ended September 30, 2013 may not be indicative of future results. Certain reclassifications have been made to prior year amounts to conform to the current year

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K, filed on February 28, 2013.

2.	Finance Receivables, net:
Changes in finance receivables, net for the three and nine months ended September 30, 2013 and 2012 were as follows (amounts in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Balance at beginning of period	$1,236,859	$966,508
Acquisitions of finance receivables, net of buybacks	138,854	100,063
Foreign currency translation adjustment	1,304	321
Cash collections	(291,651)	(229,052)
Income recognized on finance receivables, net	171,456	135,754
Cash collections applied to principal	(120,195)	(93,298)
Balance at end of period	$1,256,822	$973,594

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Balance at beginning of period	$1,078,951	$926,734
Acquisitions of finance receivables, net of buybacks	546,201	333,402
Foreign currency translation adjustment	363	365
Cash collections	(863,511)	(679,473)
Income recognized on finance receivables, net	494,818	392,566
Cash collections applied to principal	(368,693)	(286,907)
Balance at end of period	$1,256,822	$973,594

At the time of acquisition, the life of each pool is generally estimated to be between 60 to 96 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, cash collections applied to principal on finance receivables as of September 30, 2013 are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

September 30, 2014	$442,007
September 30, 2015	345,369
September 30, 2016	257,244
September 30, 2017	150,698
September 30, 2018	57,070
September 30, 2019	4,434
$1,256,822
During the three and nine months ended September 30, 2013, the Company purchased approximately $1.79 billion and $6.83 billion, respectively, in face value of charged-off consumer receivables. During the three and nine months ended September 30, 2012, the Company purchased approximately $1.26 billion and $4.24 billion, respectively, in face value of charged-off consumer receivables. At September 30, 2013, the estimated remaining collections (“ERC”) on the receivables purchased in the three and nine months ended September 30, 2013, were $250.4 million and $895.3 million, respectively. At September 30, 2013, the ERC on the receivables purchased in the three and nine months ended September 30, 2012, were $140.9 million and $435.8 million, respectively. At September 30, 2013, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $27.8 million; at December 31, 2012, the amount was $4.2 million.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three and nine months ended September 30, 2013 and 2012 were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$1,400,906	$1,151,653	$1,239,674	$1,026,614
Income recognized on finance receivables, net	(171,456)	(135,754)	(494,818)	(392,566)
Additions	122,976	102,997	472,666	325,165
Net reclassifications from nonaccretable difference	63,031	45,182	201,823	205,997
Foreign currency translation adjustment	509	(104)	(3,379)	(1,236)
Balance at end of period	$1,415,966	$1,163,974	$1,415,966	$1,163,974

A valuation allowance is recorded for significant decreases in expected cash flows or a change in the expected timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. In any given period, the Company may be required to record valuation allowances due to pools of receivables underperforming expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently on the overall profitability of purchased pools of defaulted consumer receivables would include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relate to the collection and movement of accounts on both the collection floor of the Company and external channels), as well as decreases in productivity related to turnover and tenure of the Company’s collection staff. The following is a summary of activity within the Company’s valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total
Valuation allowance - finance receivables:
Beginning balance	$70,350	$23,761	$94,111	$75,850	$13,419	$89,269
Allowance charges	—	1,500	1,500	1,850	945	2,795
Reversal of previous recorded allowance charges	(3,970)	(111)	(4,081)	(1,150)	(82)	(1,232)
Net allowance (reversals)/charges	(3,970)	1,389	(2,581)	700	863	1,563
Ending balance	$66,380	$25,150	$91,530	$76,550	$14,282	$90,832
Finance Receivables, net:	$699,742	$557,080	$1,256,822	$493,192	$480,402	$973,594

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total
Valuation allowance - finance receivables:
Beginning balance	$74,500	$18,623	$93,123	$76,580	$9,991	$86,571
Allowance charges	300	6,760	7,060	4,000	4,620	8,620
Reversal of previous recorded allowance charges	(8,420)	(233)	(8,653)	(4,030)	(329)	(4,359)
Net allowance (reversals)/charges	(8,120)	6,527	(1,593)	(30)	4,291	4,261
Ending balance	$66,380	$25,150	$91,530	$76,550	$14,282	$90,832
Finance Receivables, net:	$699,742	$557,080	$1,256,822	$493,192	$480,402	$973,594

(1)
“Core” accounts or portfolios refer to accounts or portfolios that are defaulted consumer receivables and are not in a bankrupt status upon purchase. For this table, the Core Portfolio also includes accounts purchased in the United Kingdom. These accounts are aggregated separately from purchased bankruptcy accounts.

(2)	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy status when purchased, and as such, are purchased as a pool of bankrupt accounts.

3.	Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (in thousands):

	September 30, 2013	December 31, 2012
Line of credit, revolver	$—	$127,000
Line of credit, term loan	196,250	200,000
Equipment loan	183	542
Convertible notes	287,500	—
Less: Debt discount	(31,704)	—
Total	$452,229	$327,542
The following principal payments are due on the Company's borrowings as of September 30, 2013 for the twelve month periods ending (amounts in thousands):

September 30, 2014	$8,933
September 30, 2015	13,750
September 30, 2016	18,750
September 30, 2017	35,000
September 30, 2018	120,000
Thereafter	287,500
Total	$483,933
Revolving Credit and Term Loan Facility
On December 19, 2012, the Company entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). On August 6, 2013, the Company entered into a First Amendment (the “First Amendment”) to the Credit Agreement. The First Amendment amended and restated certain provisions to clarify the permitted indebtedness basket for the issuance of senior, unsecured convertible notes in an aggregate amount not to exceed $300,000,000.  On August 21, 2013, the Company entered into a Lender Joinder Agreement and Lender Commitment Agreement, and Consented to a Master Assignment and Assumption  (collectively, the “Loan Modification Agreements”), which together modified the Credit Agreement. The Loan Modification Agreements, among other things, increased by $35.5 million the amount of revolving credit availability under the Credit Agreement. Under the terms of the Credit Agreement as amended and modified,

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the credit facility includes an aggregate principal amount available of $631.8 million (subject to the borrowing base and applicable debt covenants) which consists of a $196.3 million floating rate term loan that amortizes and matures on December 19, 2017 and a $435.5 million revolving credit facility that matures on December 19, 2017. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. The Company’s revolving credit facility includes a $20 million swingline loan sublimit, a $20 million letter of credit sublimit and a $20 million alternative currency equivalent sublimit. The credit facility contains an accordion loan feature that allows the Company to request an increase of up to $214.5 million in the amount available for borrowing under the facility, whether from existing or new lenders, subject to terms of the Credit Agreement. No existing lender is obligated to increase its commitment. The Credit Agreement is secured by a first priority lien on substantially all of the Company’s assets. The Credit Agreement contains restrictive covenants and events of default including the following:

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
The Company's borrowings outstanding on its credit facility at September 30, 2013 consisted of $196.3 million outstanding on the term loan with an annual interest rate as of September 30, 2013 of 2.68%. At December 31, 2012, the Company's borrowings on its credit facility consisted of $122.0 million in 30-day Eurodollar rate loans and $5.0 million in base rate loans with a weighted average interest rate of 2.74%. In addition, the Company had $200.0 million outstanding on the term loan at December 31, 2012 with an annual interest rate as of December 31, 2012 of 2.71%.
Equipment Loan
On December 15, 2010, the Company entered into a commercial loan agreement to finance computer software and equipment purchases in the amount of approximately $1.6 million. The loan is collateralized by the related computer software and equipment. The loan term is 3 years with a fixed rate of 3.69% with monthly installments, including interest, of $46,108 beginning on January 15, 2011, and it matures on December 15, 2013. The balance of the equipment loan at September 30, 2013 and December 31, 2012 was $0.2 million and $0.5 million, respectively.
Convertible Senior Notes
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of the Company’s 3.00% Convertible Senior Notes due 2020 (the “Notes”). The Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "Indenture") between the Company and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are senior unsecured obligations of the Company. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. Prior to February 1, 2020, the Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the Notes will be convertible at any time. Upon conversion, the Notes may be settled, at the Company’s option, in cash, shares of the Company’s common stock, or any combination thereof. Holders of the Notes have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may, under certain circumstances, be required to increase the conversion rate for the Notes converted in connection with such a

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

make-whole fundamental change. The conversion rate for the Notes is initially 15.2172 shares per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $65.72 per share of the Company’s common stock, and is subject to adjustment in certain circumstances pursuant to the Indenture. The Company does not have the right to redeem the Notes prior to maturity. As of September 30, 2013, none of the conditions allowing holders of the Notes to convert their Notes had occurred.
As noted above, upon conversion, holders of the Notes will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. However, the Company’s current intent is to settle conversions through combination settlement (i.e., the Notes will be converted into cash up to the aggregate principal amount, and shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, for the remainder). As a result and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $65.72.
The net proceeds from the sale of the Notes were approximately $279.3 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. The Company used $174.0 million of the net proceeds from this offering to repay the outstanding balance on its revolving credit facility and used $50.0 million to repurchase shares of its common stock.
The Company determined that the fair value of the Notes at the date of issuance was approximately $255.3 million, and designated the residual value of approximately $32.2 million as the equity component. Additionally, the Company allocated approximately $7.3 million of the $8.2 million original Notes issuance cost as debt issuance cost and the remaining $0.9 million as equity issuance cost.
ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”), requires that, for convertible debt instruments that may be settled fully or partially in cash upon conversion, issuers must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively.
The balances of the liability and equity components of all of the Notes outstanding were as follows as of the dates indicated(in thousands):

	September 30, 2013	December 31, 2012
Liability component - principal amount	$287,500	$—
Unamortized debt discount	(31,704)	—
Liability component - net carrying amount	255,796	—
Equity component	$31,308	$—
The debt discount is being amortized into interest expense over the remaining life of the Notes using the effective interest rate, which is 4.92%.
Interest expense related to the Notes was as follows for the periods indicated (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Interest expense - stated coupon rate	$1,150	$—	$1,150	$—
Interest expense - amortization of debt discount	525	—	525	—
Total interest expense - convertible notes	$1,675	$—	$1,675	$—
The Company was in compliance with all covenants under its financing arrangements as of September 30, 2013 and December 31, 2012.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	Property and Equipment, net:
Property and equipment, at cost, consisted of the following as of the dates indicated (amounts in thousands):

	September 30, 2013	December 31, 2012
Software	$33,683	$29,467
Computer equipment	16,033	14,129
Furniture and fixtures	7,753	7,220
Equipment	9,742	8,674
Leasehold improvements	8,017	7,231
Building and improvements	7,012	7,014
Land	1,269	1,269
Accumulated depreciation and amortization	(55,450)	(49,692)
Property and equipment, net	$28,059	$25,312
Depreciation and amortization expense relating to property and equipment for the three and nine months ended September 30, 2013, was $2.6 million and $7.1 million, respectively. Depreciation and amortization expense relating to property and equipment for the three and nine months ended September 30, 2012, was $2.2 million and $6.5 million, respectively.
The Company, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of September 30, 2013 and December 31, 2012, the Company incurred and capitalized approximately $9.7 million and $7.8 million, respectively, of these direct payroll costs and external direct costs related to software developed for internal use. Of these costs, at September 30, 2013 and December 31, 2012, approximately $1.3 million and $1.3 million, respectively, was for projects that were in the development stage and, therefore are a component of “Other Assets.” Once the projects are completed, the costs are transferred to Software and amortized over their estimated useful life. Amortization expense for the three and nine months ended September 30, 2013, was approximately $0.4 million and $1.1 million, respectively.  Amortization expense for the three and nine months ended September 30, 2012, was approximately $0.3 million and $0.9 million, respectively. The remaining unamortized costs relating to internally developed software at September 30, 2013 and December 31, 2012 were approximately $4.7 million and $3.9 million, respectively.

5.	Redeemable Noncontrolling Interest:
In accordance with ASC 810, the Company has consolidated all financial statement accounts of Claims Compensation Bureau, LLC (“CCB”) in its consolidated balance sheets and its consolidated income statements. The redeemable noncontrolling interest amount is separately stated on the consolidated balance sheets and represents the 19% and 38% interest in CCB not owned by the Company at September 30, 2013 and December 31, 2012, respectively. In addition, net income/loss attributable to the noncontrolling interest is stated separately in the consolidated income statements.
Effective January 31, 2013, the Company purchased one-half of the then remaining interest in CCB for a purchase price of $1.1 million. The purchase price was derived from the formula stipulated in the contractual agreement and was based on prior levels of earnings before interest, taxes, depreciation and amortization ("EBITDA").
The maximum redemption value of the noncontrolling interest, as if it were currently redeemable by the holder of the put option under the terms of the put arrangement, was $11.4 million at September 30, 2013.
The Company has the right through February 28, 2015 to purchase the remaining 19% of CCB at certain pre-determined multiples of EBITDA.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On September 27, 2013, the Company exercised its right, subject to a review period ended October 15, 2013, to purchase the remainder of the noncontrolling interest for a purchase price of approximately $4.5 million. The purchase price was derived from the formula stipulated in the contractual agreement and was based on prior levels of EBITDA. The closing occurred on October 31, 2013.
The following table represents the changes in the redeemable noncontrolling interest for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$10,336	$19,381	$20,673	$17,831
Net income/(loss) attributable to redeemable noncontrolling interest	1,873	(187)	1,605	(424)
Distributions payable	(1,235)	—	(1,237)	(261)
Purchase of portion of noncontrolling interest	—	—	(10,312)	—
Adjustment of the noncontrolling interest measurement amount	(638)	804	(393)	2,852
Balance at end of period	$10,336	$19,998	$10,336	$19,998
In accordance with the limited liability company agreement of CCB, distributions due to the members of CCB are accrued each quarter and are payable as soon as reasonably possible subsequent to each quarter end.

6.	Goodwill and Intangible Assets, net:
In connection with the Company’s previous business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. Pursuant to ASC 350, goodwill is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2012, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2012, no impairment charges to goodwill or the other intangible assets were necessary as of the date of that review. During the three months ended September 30, 2013, the Company further evaluated the goodwill associated with one if its reporting units, which had experienced a revenue and profitability decline, recent net losses, and the loss of a significant client during the quarter. In its evaluation, the Company used a present value calculation of future cash flows and earnings to determine the fair value of the reporting unit. Based on this evaluation, the Company recorded a $6.4 million impairment of goodwill in the third quarter of 2013. This non-cash charge represents the full amount of goodwill previously recorded for the Company’s subsidiary PRA Location Services, LLC ("PLS"). All other intangible assets related to PLS were fully amortized as of September 30, 2013.
Total impairment losses during the three and nine months ended September 30, 2013 were $6.4 million. There were no impairment losses during the three or nine months ended September 30, 2012. The Company expects to perform its next annual goodwill review during the fourth quarter of 2013. At September 30, 2013 and December 31, 2012, the carrying value of goodwill was $102.9 million and $109.5 million, respectively. The following table represents the changes in goodwill for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$106,953	$99,384	$109,488	$61,678
Acquisition of MHH	—	—	—	34,270
Adjustment to provisional amount	—	(549)	—	2,511
Impairment of goodwill	(6,397)	—	(6,397)	—
Foreign currency translation adjustment	2,335	1,621	(200)	1,997
Balance at end of period	$102,891	$100,456	$102,891	$100,456

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible assets, excluding goodwill, consist of the following at September 30, 2013 and December 31, 2012 (amounts in thousands):

	September 30, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Client and customer relationships	$40,647	$25,540	$40,698	$22,516
Non-compete agreements	3,876	3,692	3,880	3,581
Trademarks	3,471	2,016	3,477	1,594
Total	$47,994	$31,248	$48,055	$27,691
Total intangible asset amortization expense for the three and nine months ended September 30, 2013 was $1.2 million and $3.5 million, respectively. Total intangible asset amortization expense for the three and nine months ended September 30, 2012 was $1.5 million and $4.4 million, respectively. The Company reviews these intangible assets for possible impairment upon the occurrence of a triggering event.

7.	Share-Based Compensation:
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
As of September 30, 2013, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive ("LTI") Program) is estimated to be $4.9 million with a weighted average remaining life for all nonvested shares of 1.7 years (not including nonvested shares granted under the LTI program). As of September 30, 2013, there are no future compensation costs related to stock options and there are no remaining vested stock options to be exercised.
Total share-based compensation expense was $3.5 million and $10.2 million for the three and nine months ended September 30, 2013, respectively. Total share-based compensation expense was $2.8 million and $8.4 million for the three and nine months ended September 30, 2012, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense (windfall tax benefits) recognized under the provisions of ASC Topic 718 "Compensation-Stock Compensation" ("ASC 718") are credited to additional paid-in capital in the Company's Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $0.1 million and $5.0 million for the three and nine months ended September 30, 2013, respectively. The total tax benefit realized from share-based compensation was approximately $0.2 million and $3.0 million for the three and nine months ended September 30, 2012, respectively.
All share amounts presented in this Note 7 have been adjusted to reflect the three-for-one stock split by means of a stock dividend declared by the Company's board of directors on June 10, 2013.
Nonvested Shares
With the exception of the awards made pursuant to the LTI program and a few employee and director grants, the nonvested shares vest ratably over three to five years and are expensed over their vesting period.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following summarizes all nonvested share transactions, excluding those related to the LTI program, from December 31, 2011 through September 30, 2013 (share amounts in thousands):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2011	243	$19.77
Granted	159	22.00
Vested	(102)	19.79
Cancelled	(12)	23.31
December 31, 2012	288	20.84
Granted	109	37.14
Vested	(138)	19.47
Cancelled	(26)	20.73
September 30, 2013	233	$29.28
The total grant date fair value of shares vested during the three and nine months ended September 30, 2013, was $0.2 million and $2.7 million, respectively. The total grant date fair value of shares vested during the three and nine months ended September 30, 2012, was $0.2 million and $1.8 million, respectively.
Long-Term Incentive Program
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company. The following summarizes all LTI program share transactions from December 31, 2011 through September 30, 2013 (share amounts in thousands):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2011	548	$17.01
Granted at target level	197	20.73
Adjustments for actual performance	121	18.00
Vested	(354)	12.58
Cancelled	(15)	22.55
December 31, 2012	497	21.71
Granted at target level	124	34.59
Adjustments for actual performance	106	17.87
Vested	(160)	16.24
Cancelled	(5)	25.17
September 30, 2013	562	$25.18
The total grant date fair value of shares vested during the three and nine months ended September 30, 2013, was $0.0 million and $2.6 million, respectively. The total grant date fair value of shares vested during the three and nine months ended September 30, 2012, was $0.0 million and $2.0 million, respectively.
At September 30, 2013, total future compensation costs, assuming the current estimated performance levels are achieved, related to nonvested share awards granted under the LTI program are estimated to be approximately $7.9 million. The Company assumed a 7.5% forfeiture rate for these grants and the remaining shares have a weighted average life of 1.1 years at September 30, 2013.

8.	Income Taxes:
The Company follows the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There were no unrecognized tax benefits at September 30, 2013 and 2012.

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
At September 30, 2013, the tax years subject to examination by the major taxing jurisdictions, including the IRS, are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2007, 2006 and 2005 tax years were extended through December 31, 2011; however, because the IRS issued the Notice of Deficiency prior to December 31, 2011, the period for assessment is suspended until a decision of the Tax Court becomes final. The statute of limitations for the 2008, 2009 and 2010 tax years has been extended to September 26, 2014.
ASC 740 requires the recognition of interest if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. No interest or penalties were accrued or reversed in the three or nine month periods ended September 30, 2013 or 2012.

9.	Earnings per Share:
Basic earnings per share (“EPS”) are computed by dividing net income available to common stockholders of Portfolio Recovery Associates, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $65.72, which did not occur during the period from which the Notes were issued on August 13, 2013 through September 30, 2013. The Notes were not outstanding during the three or nine months ending September 30, 2012. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be received upon assumed exercise.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables provide reconciliation between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2013			2012
	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$47,338	50,154	$0.94	$33,314	50,643	$0.66
Dilutive effect of nonvested share awards		506			423
Diluted EPS	$47,338	50,660	$0.93	$33,314	51,066	$0.65

	For the Nine Months Ended September 30,
	2013			2012
	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$129,537	50,571	$2.56	$90,791	51,102	$1.78
Dilutive effect of nonvested share awards		468			318
Diluted EPS	$129,537	51,039	$2.54	$90,791	51,420	$1.77
All share amounts presented in this Note 9 have been adjusted to reflect the three-for-one stock split by means of a stock dividend declared by the Company's board of directors on June 10, 2013.
There were no antidilutive options outstanding for the three or nine months ended September 30, 2013 and 2012.

10.	Commitments and Contingencies:
Employment Agreements:
The Company has employment agreements, most of which expire on December 31, 2014, with all of its executive officers and with several members of its senior management group. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. At September 30, 2013, the estimated future compensation under these agreements is approximately $12.9 million. The agreements also contain confidentiality and non-compete provisions.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at September 30, 2013 total approximately $29.6 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at September 30, 2013 is approximately $161.9 million.
Redeemable Noncontrolling Interest:
In connection with the Company’s acquisition of 62% of the membership units of CCB on March 15, 2010, the Company acquired the right through February 28, 2015 to purchase, at a predetermined price, the remaining 38% of the membership units of CCB not held by the Company. Effective as of January 31, 2013, the Company exercised its right to acquire one-half of the then outstanding noncontrolling interest resulting in ownership of 81% of the membership units as of September 30, 2013.
On September 27, 2013, the Company exercised its right to purchase the remainder of the noncontrolling interest for a purchase price of approximately $4.5 million. The purchase price was derived from the formula stipulated in the contractual agreement and was based on prior levels of EBITDA. The closing occurred on October 31, 2013.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contingent Purchase Price:
The asset purchase agreement entered into in connection with the acquisition of certain finance receivables and certain operating assets of National Capital Management, LLC ("NCM") in 2012, includes an earn-out provision whereby the sellers are able to earn additional cash consideration for achieving certain cash collection thresholds over a five year period. The maximum amount of earn-out during the period is $15.0 million. As of September 30, 2013, the Company has recorded an estimated present fair value amount for this liability of $9.4 million.
Finance Receivables:
Certain agreements for the purchase of finance receivables portfolios contain provisions that may, in limited circumstances, require the Company to refund a portion or all of the collections subsequently received by the Company on particular accounts. The potential refunds as of the balance sheet date are not considered to be significant.
Litigation:
The Company is from time to time subject to routine legal claims and proceedings, most of which are incidental to the ordinary course of its business. The Company initiates lawsuits against customers and is occasionally countersued by them in such actions. Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against the Company in which they allege that the Company has violated a state or federal law in the process of collecting on an account.  From time to time, other types of lawsuits are brought against the Company. Additionally, the Company receives subpoenas and other requests or demands for information from regulators or governmental authorities who are investigating the Company's debt collection activities. The Company makes every effort to respond appropriately to such requests.
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
Excluding the matters described below and other putative class action suits which the Company believes are not material, the high end of the range of potential litigation losses in excess of the amount accrued is estimated by management to be less than $1,000,000 as of September 30, 2013.  Notwithstanding our attempt to estimate a range of possible losses in excess of the amount accrued based on current information, actual future losses may exceed both the Company's accrual and the range of potential litigation losses disclosed above.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Internal Revenue Service Audit
The IRS examined the Company's tax returns for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income, and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. The Company believes it has sufficient support for the technical merits of its positions and that it is more likely than not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not required. On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005.  The Company subsequently filed a petition in the United States Tax Court to which the IRS responded on January 12, 2012. If the Company is unsuccessful in the United States Tax Court, it can appeal to the federal Circuit Court of Appeals.  Refer to Note 8 “Income Taxes” for additional information.

11.	Fair Value Measurements and Disclosures:
In accordance with the disclosure requirements of FASB ASC Topic 825, “Financial Instruments” (“ASC 825”), the table below summarizes fair value estimates for the Company’s financial instruments. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts in the table are recorded in the consolidated balance sheet at September 30, 2013 and December 31, 2012, under the indicated captions (amounts in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$108,705	$108,705	$32,687	$32,687
Finance receivables, net	1,256,822	1,757,515	1,078,951	1,776,049
Financial liabilities:
Revolving credit	—	—	127,000	127,000
Long-term debt	196,433	196,433	200,542	200,542
Convertible debt	255,796	331,809	—	—
As of September 30, 2013, and December 31, 2012, the Company did not account for any financial assets or financial liabilities at fair value. As defined by FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Those levels of input are summarized as follows:

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Revolving credit: The carrying amount approximates fair value due to the short-term nature of the interest rate periods and the observable quoted prices for similar instruments in active markets. Accordingly, the Company uses level 2 inputs for its fair value estimates.
Long-term debt: The carrying amount approximates fair value due to the short-term nature of the interest rate periods and the observable quoted prices for similar instruments in active markets. Accordingly, the Company uses level 2 inputs for its fair value estimates.
Convertible debt: The Notes are carried at historical cost, adjusted for debt discount. The fair value estimate for these Notes incorporates quoted market prices which were obtained from secondary market broker quotes which were derived from a variety of inputs including client orders, information from their pricing vendors, modeling software, and actual trading prices when they occur. Accordingly, the Company uses level 2 inputs for its fair value estimates.

12.	Stockholders' Equity:
On February 2, 2012, the Board of Directors of the Company authorized a share repurchase program of up to $100 million of the Company’s outstanding shares of common stock on the open market. During the three and nine months ended September 30, 2013, the Company repurchased and retired 989,200 and 1,203,412 shares at an average price of $50.55 and $48.62 per share(including acquisition costs), respectively. At September 30, 2013, the maximum remaining amount authorized by the Board of Directors of the Company for share repurchases under the plan is approximately $18.8 million.

13.	Recent Accounting Pronouncements:
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
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income, by component. In addition, entities are required to present, either on the face of

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles ("U.S. GAAP") to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. The Company adopted ASU 2013-02 in the first quarter of 2013 which had no material impact on its consolidated financial statements.
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
The Company is headquartered in Norfolk, Virginia, and employs approximately 3,223 team members. The Company's shares of common stock are traded on the NASDAQ Global Select Market under the symbol “PRAA.”
Earnings Summary
During the third quarter of 2013, net income attributable to the Company was $47.3 million, or $0.93 per diluted share, compared with $33.3 million, or $0.65 per diluted share, in the third quarter of 2012. Total revenue was $197.8 million in the third quarter of 2013, up 31.4% from the third quarter of 2012. Revenues in the recently completed quarter consisted of $171.5 million in income recognized on finance receivables, net of allowance charges, and $26.3 million in fee income. Income recognized on finance receivables, net of allowance charges, in the third quarter of 2013 increased $35.7 million, or 26.3%, over the third quarter of 2012, primarily as a result of a significant increase in cash collections. Cash collections, which drives our finance receivable income, were $291.7 million in the third quarter of 2013, up 27.3%, or $62.6 million, as compared to the third quarter of 2012. During the third quarter of 2013, $2.6 million in net allowance charge reversals were incurred, compared with $1.6 million of net allowance charges in the third quarter of 2012. Our performance has been positively impacted by operational efficiencies surrounding the cash collections process, including the continued refinement of account scoring analytics as it relates to both legal and non-legal collection channels. Additionally, we have continued to develop our internal legal collection staff resources, which enables us to place accounts into that channel that otherwise would have been prohibitively expensive for legal action and to collect these accounts more efficiently and profitably.
Fee income increased to $26.3 million in the third quarter of 2013 from $14.8 million in the third quarter of 2012, primarily due to higher fee income generated by Claims Compensation Bureau, LLC ("CCB") largely related to income from a single case. This was partially offset by lower fee income generated in the third quarter of 2013 by Mackenzie Hall Holdings, Limited, ("MHH") and PRA Location Services (“PLS”) when compared to the prior year period.
A summary of how our income was generated during the three months ended September 30, 2013 and 2012 is as follows:

	For the Three Months Ended September 30,
($ in thousands)	2013	2012
Cash collections	$291,651	$229,052
Amortization of finance receivables	(122,776)	(91,735)
Net allowance reversals/(charges)	2,581	(1,563)
Finance receivable income	171,456	135,754
Fee income	26,306	14,765
Total revenue	$197,762	$150,519
Operating expenses were $118.3 million in the third quarter of 2013, up 26.6% over the third quarter of 2012, due primarily to increases in compensation expense, legal collection fees and costs, other operating expenses and impairment of goodwill. Compensation expense increased primarily as a result of larger staff sizes in addition to increases in incentive and share based compensation. Compensation and employee services expenses increased as total employees grew 3.9% to 3,223 as of September 30, 2013, from 3,103 as of September 30, 2012. Legal collection costs increased from $15.8 million in the third quarter of 2012 to $19.8 million in the third quarter of 2013, an increase of $4.0 million, or 25.3%.  This increase was the result of our continued expansion of the accounts brought into the legal collection process. Legal collection fees increased from $8.6 million in the third quarter of 2012 to $10.2 million in the third quarter of 2013, an increase of $1.6 million, or 18.6%.  This increase was the result of an increase in cash collections from outside attorneys from $39.9 million in the third quarter of 2012 to $48.3 million for the third quarter of 2013, an increase of $8.4 million, or 21.1%. Other operating expenses increased primarily as a result of an increase in accrued estimated contingent payments related to a previous acquisition. During the three months ended September 30, 2013, we further evaluated the goodwill associated with one of our reporting units, which had experienced a revenue and profitability decline, recent net losses and the loss of a significant client during the quarter. Based on this evaluation, we recorded a $6.4 million impairment of goodwill in the third quarter of 2013. This non-cash charge represents the full amount of goodwill previously recorded for our subsidiary PLS.
During the three months ended September 30, 2013, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $1.79 billion at a cost of $141.9 million. During the three months ended September 30, 2012, excluding the initial investment in the MHH portfolio, we acquired defaulted consumer receivable portfolios with an aggregate face value of $1.26 billion at a cost of $103.0 million. During the nine months ended September 30, 2013, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $6.83 billion at a cost of $557.3 million. During the nine months ended September 30, 2012, excluding the initial investment in the MHH portfolio, we acquired defaulted consumer receivable portfolios with an aggregate face value of $4.25 billion at a cost of $339.4 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. Regardless of the average purchase price and for similar time frames, however, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period's buying.

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries.

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Income recognized on finance receivables, net	86.7%	90.2%	89.9%	89.5%
Fee income	13.3%	9.8%	10.1%	10.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	26.7%	27.5%	26.5%	28.2%
Legal collection fees	5.2%	5.7%	5.7%	5.8%
Legal collection costs	10.0%	10.5%	11.5%	13.2%
Agent fees	0.7%	1.0%	0.8%	1.0%
Outside fees and services	4.4%	6.7%	4.5%	4.9%
Communication expenses	3.9%	4.5%	4.4%	5.0%
Rent and occupancy	1.0%	1.2%	1.0%	1.2%
Depreciation and amortization	1.9%	2.4%	1.9%	2.5%
Other operating expenses	2.7%	2.5%	2.7%	2.7%
Impairment of goodwill	3.2%	—%	1.2%	—%
Total operating expenses	59.7%	62.0%	60.2%	64.5%
Income from operations	40.2%	38.0%	39.8%	35.5%
Other expense:
Interest expense	2.0%	1.5%	1.7%	1.6%
Income before income taxes	38.2%	36.5%	38.1%	33.9%
Provision for income taxes	13.3%	14.4%	14.3%	13.3%
Net income	24.9%	22.1%	23.8%	20.6%
Adjustment for income/(loss) attributable to redeemable noncontrolling interest	0.9%	(0.1)%	0.3%	(0.1)%
Net income attributable to Portfolio Recovery Associates, Inc.	23.9%	22.2%	23.5%	20.7%
Three Months Ended September 30, 2013 Compared To Three Months Ended September 30, 2012
Revenues
Total revenues were $197.8 million for the three months ended September 30, 2013, an increase of $47.3 million, or 31.4%, compared to total revenues of $150.5 million for the three months ended September 30, 2012.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $171.5 million for the three months ended September 30, 2013, an increase of $35.7 million, or 26.3%, compared to income recognized on finance receivables, net of $135.8 million for the three months ended September 30, 2012. The increase was primarily due to an increase in cash collections on our finance receivables to $291.7 million for the three months ended September 30, 2013, from $229.1 million for the three months ended September 30, 2012, an increase of $62.6 million, or 27.3%. Our finance receivables amortization rate, including net allowance charges, was 41.2% for the three months ended September 30, 2013 compared to 40.7% for the three months ended September 30, 2012.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended September 30, 2013, we recorded net allowance charge reversals of $2.6 million, of which a net charge of $1.4 million related to purchased bankruptcy portfolios primarily purchased in 2008, offset by reversals of $4.0 million related to Core portfolios purchased between 2005 and 2008. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (relating to the collection and movement of accounts on both our collection floor and external channels), and decreases in productivity related to turnover of our collection staff.
Fee Income
Fee income increased to $26.3 million for the three months ended September 30, 2013, from $14.8 million for the three months ended September 30, 2012, primarily due to higher fee income generated by CCB largely related to income from a single case. This was partially offset by lower fee income generated in the three months ended September 30, 2013 by MHH and PLS when compared to the prior year period.
Income from Operations
Income from operations was $79.5 million for the three months ended September 30, 2013, an increase of $22.4 million or 39.2% compared to income from operations of $57.1 million for the three months ended September 30, 2012. Income from operations was 40.2% of total revenue for the three months ended September 30, 2013 compared to 37.9% for the three months ended September 30, 2012.
Operating Expenses
Total operating expenses were $118.3 million for the three months ended September 30, 2013, an increase of $24.8 million or 26.5% compared to total operating expenses of $93.5 million for the three months ended September 30, 2012. Total operating expenses were 37.2% of cash receipts for the three months ended September 30, 2013 compared to 38.3% for the three months ended September 30, 2012.
Compensation and Employee Services
Compensation and employee services expenses were $52.9 million for the three months ended September 30, 2013, an increase of $11.6 million, or 28.1%, compared to compensation and employee services expenses of $41.3 million for the three months ended September 30, 2012. Compensation expense increased primarily as a result of larger staff sizes in addition to increases in incentive and share based compensation. Compensation and employee services expenses increased as total employees grew 3.9% to 3,223 as of September 30, 2013, from 3,103 as of September 30, 2012. Compensation and employee services expenses as a percentage of cash receipts decreased to 16.6% for the three months ended September 30, 2013, from 17.0% of cash receipts for the three months ended September 30, 2012.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party attorney network. Legal collection fees were $10.2 million for the three months ended September 30, 2013, an increase of $1.6 million, or 18.6%, compared to legal collection fees of $8.6 million for the three months ended September 30, 2012.  This increase was the result of an increase in cash collections from outside attorneys from $39.9 million in the three months ended September 30, 2012 to $48.3 million for the three months ended September 30, 2013, an increase of $8.4 million, or 21.1%. Legal collection fees for the three months ended September 30, 2013 were 3.2% of cash receipts, compared to 3.5% for the three months ended September 30, 2012.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $19.8 million for the three months ended September 30, 2013, an increase of $4.0 million, or 25.3%, compared to legal collection costs of $15.8 million for the three months ended September 30, 2012.  Beginning in early 2012 and continuing into 2013, as a result of the refinement of our internal scoring methodology that expanded our account selections for legal action, we expanded the accounts brought into the legal collection process which resulted in significant initial expenses, which may continue to drive additional future cash collections and revenue. Legal collection costs for the three months ended September 30, 2013 were 6.2% of cash receipts, compared to 6.5% for the three months ended September 30, 2012.
Agent Fees
Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $1.4 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively.
Outside Fees and Services
Outside fees and services expenses were $8.7 million for the three months ended September 30, 2013, a decrease of $1.4 million, or 13.9%, compared to outside fees and services expenses of $10.1 million for the three months ended September 30, 2012. The decrease of $1.4 million was mainly attributable to a decrease in legal reserve accruals and corporate legal expenses.
Communication Expenses
Communication expenses were $7.8 million for the three months ended September 30, 2013, an increase of $1.0 million, or 14.7%, compared to communications expenses of $6.8 million for the three months ended September 30, 2012. The increase was primarily due to additional postage expense resulting from an increase in special collection letter campaigns as well as a larger customer base. The remaining increase was attributable to higher telephone expenses. Expenses related to customer mailings were responsible for 70.0%, or $0.7 million, of this increase, and the remaining 30.0%, or $0.3 million, was attributable to increases in telephone related charges.
Rent and Occupancy
Rent and occupancy expenses were $2.0 million for the three months ended September 30, 2013, an increase of $0.2 million, or 11.1%, compared to rent and occupancy expenses of $1.8 million for the three months ended September 30, 2012.
Depreciation and Amortization
Depreciation and amortization expenses were $3.8 million for the three months ended September 30, 2013, an increase of $0.2 million, or 5.6%, compared to depreciation and amortization expenses of $3.6 million for the three months ended September 30, 2012. The increase was primarily due to a larger investment in capital expenditures during the first nine months of 2013 when compared to the first nine months of 2012.
Other Operating Expenses
Other operating expenses were $5.4 million for the three months ended September 30, 2013, an increase of $1.6 million, or 42.1%, compared to other operating expenses of $3.8 million for the three months ended September 30, 2012. Of the $1.6 million increase, $1.1 million was due to an increase in estimated contingent payments related to a previous acquisition, $0.2 million was due to an increase in insurance costs and $0.2 million was due to an increase in certain taxes, fees and licenses. This was partially offset by $0.3 million of reversals in the provision for doubtful accounts. None of the remaining $0.4 million increase was attributable to any significant identifiable items.
Impairment of Goodwill
Impairment of goodwill expense was $6.4 million for the three months ended September 30, 2013, compared to $0 for the three months ended September 30, 2012. During the three months ended September 30, 2013, the Company evaluated the goodwill associated with one if its reporting units, which had experienced a revenue and profitability decline, recent net losses and the loss of a significant client during the quarter. Based on this evaluation, the Company recorded a $6.4 million impairment of goodwill in the third quarter of 2013. This non-cash charge represents the full amount of goodwill previously recorded for PLS. All other intangible assets related to PLS were fully amortized as of September 30, 2013.
Interest Expense
Interest expense was $4.0 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively. The increase was primarily due to the completion on August 13, 2013, through a private offering of $287.5 million in aggregate principal amount of the Company’s 3.00% Convertible Senior Notes due 2020, as well as an increase in average borrowings under our variable rate credit facility for the three months ended September 30, 2013 compared to the same prior year period.   The average borrowings on our variable rate credit facility were $286.2 million and $259.7 million for the three months ended September 30, 2013 and 2012, respectively.

Provision for Income Taxes
Provision for income taxes was $26.3 million for the three months ended September 30, 2013, an increase of $4.6 million, or 21.2%, compared to provision for income taxes of $21.7 million for the three months ended September 30, 2012. The increase is primarily due to an increase of 37.6% in income before taxes for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, offset by a decrease in the effective tax rate to 34.8% for the three months ended September 30, 2013, compared to an effective tax rate of 39.6% for the three months ended September 30, 2012. The decrease in the effective tax rate is primarily attributable to state revenue apportionment changes and tax credits.
Nine Months Ended September 30, 2013 Compared To Nine Months Ended September 30, 2012
Revenues
Total revenues were $550.3 million for the nine months ended September 30, 2013, an increase of $111.8 million, or 25.5%, compared to total revenues of $438.5 million for the nine months ended September 30, 2012.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $494.8 million for the nine months ended September 30, 2013, an increase of $102.2 million, or 26.0%, compared to income recognized on finance receivables, net of $392.6 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in cash collections on our finance receivables to $863.5 million for the nine months ended September 30, 2013, from $679.5 million for the nine months ended September 30, 2012, an increase of $184.0 million or 27.1%. Our finance receivables amortization rate, including net allowance charges, was 42.7% for the nine months ended September 30, 2013 compared to 42.2% for the nine months ended September 30, 2012.
For the nine months ended September 30, 2013, we recorded net allowance charge reversals of $1.6 million, of which $6.5 million of net charges related to purchased bankruptcy portfolios primarily purchased in 2007 and 2008, offset by reversals of $8.1 million related to Core portfolios primarily purchased between 2005 and 2008.
Fee Income
Fee income increased to $55.5 million for the nine months ended September 30, 2013, from $46.0 million for the nine months ended September 30, 2012, primarily due to higher fee income generated by CCB largely related to income from a single case. This was partially offset by lower fee income generated in the nine months ended September 30, 2013 by MHH and PLS when compared to the nine months ended September 30, 2012.
Income from Operations
Income from operations was $219.2 million for the nine months ended September 30, 2013, an increase of $63.1 million or 40.4% compared to income from operations of $156.1 million for the nine months ended September 30, 2012. Income from operations was 39.8% of total revenue for the nine months ended September 30, 2013 compared to 35.6% for the nine months ended September 30, 2012.
Operating Expenses
Total operating expenses were $331.1 million for the nine months ended September 30, 2013, an increase of $48.6 million, or 17.2%, compared to total operating expenses of $282.5 million for the nine months ended September 30, 2012. Total operating expenses were 36.0% of cash receipts for the nine months ended September 30, 2013 compared to 38.9% for the nine months ended September 30, 2012, largely due to improved efficiencies in our Core operations.
Compensation and Employee Services
Compensation and employee services expenses were $146.1 million for the nine months ended September 30, 2013, an increase of $22.6 million, or 18.3%, compared to compensation and employee services expenses of $123.5 million for the nine months ended September 30, 2012. Compensation expense increased primarily as a result of larger staff sizes in addition to increases in incentive and share based compensation. Compensation and employee services expenses increased as total employees grew 3.9% to 3,223 as of September 30, 2013, from 3,103 as of September 30, 2012. Compensation and employee services expenses as a percentage of cash receipts decreased to 15.9% for the nine months ended September 30, 2013, from 17.0% of cash receipts for the nine months ended September 30, 2012.

Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party attorney network. Legal collection fees were $31.3 million for the nine months ended September 30, 2013, an increase of $6.1 million, or 24.2%, compared to legal collection fees of $25.2 million for the nine months ended September 30, 2012. This increase was the result of an increase in cash collections from outside attorneys from $116.2 million in the nine months ended September 30, 2012 to $146.3 million for the nine months ended September 30, 2013, an increase of $30.1 million, or 25.9%. Legal collection fees for the nine months ended September 30, 2013 were 3.4% of cash receipts, compared to 3.5% for the nine months ended September 30, 2012.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $63.0 million for the nine months ended September 30, 2013, an increase of $5.3 million, or 9.2%, compared to legal collection costs of $57.7 million for the nine months ended September 30, 2012.  Beginning in early 2012 and continuing into 2013, as a result of the refinement of our internal scoring methodology that expanded our account selections for legal action, we expanded the accounts brought into the legal collection process which resulted in significant initial expenses, which may continue to drive additional future cash collections and revenue. These legal collection costs represent 6.9% and 8.0% of cash receipts for the nine month periods ended September 30, 2013 and 2012, respectively.
Agent Fees
Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $4.3 million and $4.5 million for the nine months ended September 30, 2013 and 2012, respectively.
Outside Fees and Services
Outside fees and services expenses were $24.8 million for the nine months ended September 30, 2013, an increase of $3.2 million, or 14.8%, compared to outside fees and services expenses of $21.6 million for the nine months ended September 30, 2012. Of the $3.2 million increase, $2.3 million was attributable to an increase in corporate legal expenses and $0.9 million was mainly attributable to an increase in other outside fees and services.
Communication Expenses
Communication expenses were $24.3 million for the nine months ended September 30, 2013, an increase of $2.3 million, or 10.5%, compared to communications expenses of $22.0 million for the nine months ended September 30, 2012. The increase was primarily due to additional postage expense resulting from an increase in special collection letter campaigns as well as a larger customer base. The remaining increase was attributable to higher telephone expenses. Expenses related to customer mailings were responsible for 70.0%, or $1.6 million, of this increase, and the remaining 30.0%, or $0.7 million, was attributable to increases in telephone related charges.
Rent and Occupancy
Rent and occupancy expenses were $5.5 million for the nine months ended September 30, 2013, an increase of $0.4 million, or 7.8%, compared to rent and occupancy expenses of $5.1 million for the nine months ended September 30, 2012. The increase was mainly attributable to the expansion of several existing office spaces as well as the additional rental expense incurred as a result of the NCM acquisition in the fourth quarter of 2012.
Depreciation and Amortization
Depreciation and amortization expenses were $10.7 million for the nine months ended September 30, 2013, a decrease of $0.1 million, or 1.0%, compared to depreciation and amortization expenses of $10.8 million for the nine months ended September 30, 2012.
Other Operating Expenses
Other operating expenses were $14.8 million for the nine months ended September 30, 2013, an increase of $2.8 million, or 23.3%, compared to other operating expenses of $12.0 million for the nine months ended September 30, 2012. Of the $2.8 million increase, $2.4 million was due to an increase in estimated contingent payments related to a previous acquisition, $0.5 million was due to an increase in insurance costs and $0.3 million was due to an increase in certain taxes, fees and licenses. This was offset by a $1.0 million decrease in our provision for doubtful accounts for the nine months ended September 30, 2013, when compared to the nine months ended September 30, 2012. None of the remaining $0.6 million increase was attributable to any significant identifiable items.
Impairment of Goodwill
Impairment of goodwill expense was $6.4 million for the nine months ended September 30, 2013, compared to $0 for the nine months ended September 30, 2012. During the three months ended September 30, 2013, the Company evaluated the goodwill associated with one of its reporting units, which had experienced a revenue and profitability decline, recent net losses and a loss of a significant client during the quarter. Based on this evaluation, the Company recorded a $6.4 million impairment of goodwill in the third quarter of 2013. This non-cash charge represents the full amount of goodwill previously recorded for PLS. All other intangible assets related to PLS were fully amortized as of September 30, 2013.
Interest Income
Interest income was $0 and $8,000 for the nine months ended September 30, 2013 and 2012, respectively.
Interest Expense
Interest expense was $9.6 million and $7.2 million for the nine months ended September 30, 2013 and 2012, respectively. The increase was primarily due to the completion on August 13, 2013, through a private offering of $287.5 million in aggregate principal amount of the Company’s 3.00% Convertible Senior Notes due 2020, as well as an increase in average borrowings under our variable rate credit facility for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.   The average borrowings on our variable rate credit facility were $347.9 million and $262.5 million for the nine months ended September 30, 2013 and 2012, respectively.
Provision for Income Taxes
Provision for income taxes was $78.4 million for the nine months ended September 30, 2013, an increase of $19.9 million, or 34.0%, compared to provision for income taxes of $58.5 million for the nine months ended September 30, 2012. The increase is primarily due to an increase of 40.8% in income before taxes for the nine months ended September 30, 2013, compared to the same period in 2012, offset by a decrease in the effective tax rate to 37.4% for the nine months ended September 30, 2013, compared to an effective tax rate of 39.3% for the nine months ended September 30, 2012. The decrease in the effective tax rate is primarily attributable to state revenue apportionment changes and tax credits.

Below are certain key financial data and ratios for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change
EARNINGS (in thousands)
Income recognized on finance receivables, net	$171,456	$135,754	26%	$494,818	$392,566	26%
Fee income	26,306	14,765	78%	55,464	45,983	21%
Total revenues	197,762	150,519	31%	550,282	438,549	25%
Operating expenses	118,294	93,461	27%	331,101	282,474	17%
Income from operations	79,468	57,058	39%	219,181	156,075	40%
Net interest expense	3,995	2,189	83%	9,607	7,215	33%
Net income	49,211	33,127	49%	131,142	90,367	45%
Net income attributable to Portfolio Recovery Associates, Inc.	47,338	33,314	42%	129,537	90,791	43%

PERIOD-END BALANCES (in thousands)
Cash and cash equivalents	$108,705	$31,488	245%	$108,705	$31,488	245%
Finance receivables, net	1,256,822	973,594	29%	1,256,822	973,594	29%
Goodwill and intangible assets, net	119,636	121,623	(2)%	119,636	121,623	(2)%
Total assets	1,547,985	1,169,698	32%	1,547,985	1,169,698	32%
Borrowings	452,229	250,674	80%	452,229	250,674	80%
Total liabilities	721,001	479,211	50%	721,001	479,211	50%
Total equity	816,647	670,489	22%	816,647	670,489	22%

FINANCE RECEIVABLE COLLECTIONS (dollars in thousands)
Cash collections	$291,651	$229,052	27%	$863,511	$679,473	27%
Cash collections on fully amortized pools	8,762	6,762	30%	25,719	22,762	13%
Principal amortization without allowance charges	122,776	91,735	34%	370,286	282,645	31%
Principal amortization with allowance charges	120,195	93,298	29%	368,693	286,906	29%
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	41.2%	40.7%	1%	42.7%	42.2%	1%
Excluding fully amortized pools	42.5%	42.0%	1%	44.0%	43.7%	1%

ALLOWANCE FOR FINANCE RECEIVABLES (dollars in thousands)
Allowance (reversal)/charge	$(2,581)	$1,563	(265)%	$(1,593)	$4,261	(137)%
Allowance (reversal)/charge to period-end net finance receivables	(0.2)%	0.2%	(228)%	(0.1)%	0.4%	(129)%
Allowance (reversal)/charge to net finance receivable income	(1.5)%	1.2%	(231)%	(0.3)%	1.1%	(130)%
Allowance (reversal)/charge to cash collections	(0.9)%	0.7%	(230)%	(0.2)%	0.6%	(129)%

PURCHASES OF FINANCE RECEIVABLES (dollars in thousands)
Cash paid - core	$89,044	$52,703	69%	$329,309	$174,319	89%
Face value - core	1,352,877	674,135	101%	3,930,066	2,679,734	47%
Cash paid - bankruptcy	41,794	41,277	1%	210,662	151,629	39%
Face value - bankruptcy	215,957	341,359	(37)%	2,578,980	1,158,050	123%
Cash paid - UK	11,037	8,981	23%	17,305	13,489	28%
Face value - UK	218,528	248,667	(12)%	318,950	408,797	(22)%
Cash paid - total	141,875	102,961	38%	557,276	339,437	64%
Face value - total	1,787,362	1,264,161	41%	6,827,996	4,246,581	61%
Number of portfolios - total	79	107	(26)%	264	312	(15)%

ESTIMATED REMAINING COLLECTIONS (in thousands)
Estimated remaining collections - core and UK	$1,794,641	$1,346,562	33%	$1,794,641	$1,346,562	33%
Estimated remaining collections - bankruptcy	877,722	791,018	11%	877,722	791,018	11%
Estimated remaining collections - total	2,672,363	2,137,580	25%	2,672,363	2,137,580	25%

SHARE DATA (7) (share amounts in thousands)
Net income per common share - diluted	$0.93	$0.65	43%	$2.54	$1.77	44%
Weighted average number of shares outstanding - diluted	50,660	51,066	(1)%	51,039	51,420	(1)%
Shares repurchased	989	—	—%	1,203	994	21%
Average price paid per share repurchased (including acquisitions costs)	$50.55	$—	—%	$48.62	$22.85	113%
Closing market price	$59.93	$34.81	72%	$59.93	$34.81	72%

RATIOS AND OTHER DATA (dollars in thousands)
Return on average equity (1)	23.5%	20.3%	16%	22.4%	19.2%	17%
Return on revenue (2)	24.9%	22%	13%	23.8%	20.6%	16%
Return on average assets (3)	12.5%	11.4%	10%	12.0%	10.5%	14%
Operating margin (4)	40.2%	37.9%	6%	39.8%	35.6%	12%
Operating expense to cash receipts (5)	37.2%	38.3%	(3)%	36%	38.9%	(7)%
Debt to equity (6)	55.4%	37.4%	48%	55.4%	37.4%	48%
Number of collectors	2,054	1,992	3%	2,054	1,992	3%
Number of full-time equivalent employees	3,223	3,103	4%	3,223	3,103	4%
Cash receipts (5)	$317,957	$243,817	30%	$918,975	$725,456	27%
Line of credit - unused portion at period end	435,500	214,450	103%	435,500	214,450	103%
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
(7) Share data has been adjusted to reflect the three-for-one stock split by means of a stock dividend which was declared on June 10, 2013 and paid August 1, 2013

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2012	2012	2012
EARNINGS (in thousands)
Income recognized on finance receivables, net	$171,456	$168,570	$154,792	$138,068	$135,754
Fee income	26,306	14,391	14,767	16,183	14,765
Total revenues	197,762	182,961	169,559	154,251	150,519
Operating expenses	118,294	109,135	103,672	94,262	93,461
Income from operations	79,468	73,826	65,887	59,989	57,058
Net interest expense	3,995	2,923	2,689	1,816	2,189
Net income	49,211	43,414	38,517	35,732	33,127
Net income attributable to Portfolio Recovery Associates, Inc.	47,338	43,599	38,600	35,802	33,314

PERIOD-END BALANCES (in thousands)
Cash and cash equivalents	$108,705	$43,459	$39,111	$32,687	$31,488
Finance receivables, net	1,256,822	1,236,859	1,169,747	1,078,951	973,594
Goodwill and intangible assets, net	119,636	124,349	125,462	129,852	121,623
Total assets	1,547,985	1,457,246	1,382,739	1,288,956	1,169,698
Borrowings	452,229	413,774	371,159	327,542	250,674
Total liabilities	721,001	655,012	621,413	559,856	479,211
Total equity	816,647	791,898	750,990	708,427	670,489

FINANCE RECEIVABLE COLLECTIONS (dollars in thousands)
Cash collections	$291,651	$296,397	$275,463	$229,211	$229,052
Cash collections on fully amortized pools	8,762	10,612	6,345	6,211	6,762
Principal amortization without allowance charges	122,776	129,012	118,498	88,851	91,735
Principal amortization with allowance charges	120,195	127,827	120,671	91,142	93,298
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	41.2%	43.1%	43.8%	39.8%	40.7%
Excluding fully amortized pools	42.5%	44.7%	44.8%	40.9%	42.0%

ALLOWANCE FOR FINANCE RECEIVABLES (dollars in thousands)
Allowance (reversal)/charge	$(2,581)	$(1,185)	$2,173	$2,291	$1,563
Allowance (reversal)/charge to period-end net finance receivables	(0.2)%	(0.1)%	0.2%	0.2%	0.2%
Allowance (reversal)/charge to net finance receivable income	(1.5)%	(0.7)%	1.4%	1.7%	1.2%
Allowance (reversal)/charge to cash collections	(0.9)%	(0.4)%	0.8%	1.0%	0.7%

PURCHASES OF FINANCE RECEIVABLES (dollars in thousands)
Cash paid - core	$89,044	$113,314	$126,951	$85,476	$52,703
Face value - core	1,352,877	1,178,229	1,398,960	901,512	674,135
Cash paid - bankruptcy	41,794	82,273	86,595	111,001	41,277
Face value - bankruptcy	215,957	1,926,515	436,508	946,927	341,359
Cash paid - UK	11,037	4,881	1,387	2,631	8,981
Face value - UK	218,528	81,852	18,570	59,953	248,667
Cash paid - total	141,875	200,468	214,933	199,108	102,961
Face value - total	1,787,362	3,186,596	1,854,038	1,908,392	1,264,161
Number of portfolios - total	79	94	91	104	107

ESTIMATED REMAINING COLLECTIONS (in thousands)
Estimated remaining collections - core and UK	$1,794,641	$1,711,006	$1,562,383	$1,410,053	$1,346,562
Estimated remaining collections - bankruptcy	877,722	925,223	924,520	905,136	791,018
Estimated remaining collections - total	2,672,363	2,636,229	2,486,903	2,315,189	2,137,580

SHARE DATA (7) (share amounts in thousands)
Net income per common share - diluted	$0.93	$0.85	$0.75	$0.7	$0.65
Weighted average number of shares outstanding - diluted	50,660	51,183	51,273	51,217	51,066
Shares repurchased	989	166	48	—	—
Average price paid per share repurchased (including acquisitions costs)	$50.55	$39.82	$39.34	31.01	$—
Closing market price	$59.93	$51.21	$42.31	$35.62	$34.81

RATIOS AND OTHER DATA (dollars in thousands)
Return on average equity (1)	23.5%	22.5%	21.1%	20.6%	20.3%
Return on revenue (2)	24.9%	23.7%	22.7%	23.2%	22.0%
Return on average assets (3)	12.5%	12.1%	11.3%	11.8%	11.4%
Operating margin (4)	40.2%	40.4%	38.9%	38.9%	37.9%
Operating expense to cash receipts (5)	37.2%	35.1%	35.7%	38.4%	38.3%
Debt to equity (6)	55.4%	52.3%	49.4%	46.2%	37.4%
Number of collectors	2,054	2,190	2,159	2,153	1,992
Number of full-time equivalent employees	3,223	3,362	3,250	3,221	3,103
Cash receipts (5)	$317,957	$310,788	$290,230	$245,394	$243,817
Line of credit - unused portion at period end	435,500	184,000	228,000	273,000	214,450
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

Domestic Portfolio Data – Life-to-Date
Entire Portfolio

		Inception through September 30, 2013					As of September 30, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,198	$7,075	$3,123	$—	$7,075	$—	$21	$10,219	332%
1997	7,685	25,483	17,378	8,105	—	17,378	—	115	25,598	333%
1998	11,089	37,317	26,331	10,986	—	26,331	—	316	37,633	339%
1999	18,898	69,257	50,083	19,174	—	50,083	—	631	69,888	370%
2000	25,020	116,394	91,197	25,197	—	91,197	—	1,632	118,026	472%
2001	33,481	175,420	141,068	34,352	—	141,068	—	2,830	178,250	532%
2002	42,325	197,745	155,420	42,325	—	155,420	—	4,567	202,312	478%
2003	61,447	264,086	202,637	61,449	—	202,637	—	8,778	272,864	444%
2004	59,176	197,371	139,394	57,977	1,200	138,194	—	8,466	205,837	348%
2005	143,166	309,176	183,574	125,602	11,265	172,309	6,300	12,326	321,502	225%
2006	107,670	206,698	126,653	80,045	21,765	104,888	5,860	10,048	216,746	201%
2007	258,383	473,083	258,977	214,106	21,905	237,072	22,366	51,890	524,973	203%
2008	275,148	466,251	257,419	208,832	35,395	222,024	30,887	56,049	522,300	190%
2009	281,428	713,843	473,044	240,799	—	473,044	40,630	175,189	889,032	316%
2010	358,082	698,978	431,939	267,039	—	431,939	91,068	308,951	1,007,929	281%
2011	394,029	500,565	285,880	214,685	—	285,880	179,344	450,642	951,207	241%
2012	511,638	287,187	143,340	143,847	—	143,340	367,792	675,753	962,940	188%
YTD 2013	535,377	95,288	50,153	45,135	—	50,153	490,761	871,885	967,173	181%
Total	$3,127,122	$4,844,340	$3,041,562	$1,802,778	$91,530	$2,950,032	$1,235,008	$2,640,089	$7,484,429	239%
Purchased Bankruptcy Portfolio

		Inception through September 30, 2013					As of September 30, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996- 2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2004	7,468	14,477	8,209	6,268	1,200	7,009	—	56	14,533	195%
2005	29,301	43,610	14,757	28,853	420	14,337	29	63	43,673	149%
2006	17,630	31,484	14,736	16,748	850	13,886	32	249	31,733	180%
2007	78,541	103,907	35,458	68,449	9,930	25,528	162	880	104,787	133%
2008	108,600	162,961	70,985	91,976	12,750	58,235	3,874	4,737	167,698	154%
2009	156,039	382,913	247,745	135,168	—	247,745	20,871	80,974	463,887	297%
2010	209,197	363,019	208,843	154,176	—	208,843	55,021	146,354	509,373	243%
2011	182,085	143,351	64,049	79,302	—	64,049	102,783	157,578	300,929	165%
2012	253,067	96,030	35,191	60,839	—	35,191	192,229	250,503	346,533	137%
YTD 2013	206,219	35,286	11,145	24,141	—	11,145	182,079	236,327	271,613	132%
Total	$1,248,147	$1,377,038	$711,118	$665,920	$25,150	$685,968	$557,080	$877,721	$2,254,759	181%

Core Portfolio

		Inception through September 30, 2013					As of September 30, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,198	$7,075	$3,123	$—	$7,075	$—	$21	$10,219	332%
1997	7,685	25,483	17,378	8,105	—	17,378	—	115	25,598	333%
1998	11,089	37,317	26,331	10,986	—	26,331	—	316	37,633	339%
1999	18,898	69,257	50,083	19,174	—	50,083	—	631	69,888	370%
2000	25,020	116,394	91,197	25,197	—	91,197	—	1,632	118,026	472%
2001	33,481	175,420	141,068	34,352	—	141,068	—	2,830	178,250	532%
2002	42,325	197,745	155,420	42,325	—	155,420	—	4,567	202,312	478%
2003	61,447	264,086	202,637	61,449	—	202,637	—	8,778	272,864	444%
2004	51,708	182,894	131,185	51,709	—	131,185	—	8,410	191,304	370%
2005	113,865	265,566	168,817	96,749	10,845	157,972	6,271	12,263	277,829	244%
2006	90,040	175,214	111,917	63,297	20,915	91,002	5,828	9,799	185,013	205%
2007	179,842	369,176	223,519	145,657	11,975	211,544	22,204	51,010	420,186	234%
2008	166,548	303,290	186,434	116,856	22,645	163,789	27,013	51,312	354,602	213%
2009	125,389	330,930	225,299	105,631	—	225,299	19,759	94,215	425,145	339%
2010	148,885	335,959	223,096	112,863	—	223,096	36,047	162,597	498,556	335%
2011	211,944	357,214	221,831	135,383	—	221,831	76,561	293,064	650,278	307%
2012	258,571	191,157	108,149	83,008	—	108,149	175,563	425,250	616,407	238%
YTD 2013	329,158	60,002	39,008	20,994	—	39,008	308,682	635,558	695,560	211%
Total	$1,878,975	$3,467,302	$2,330,444	$1,136,858	$66,380	$2,264,064	$677,928	$1,762,368	$5,229,670	278%

Domestic Portfolio Data – Year to Date
Entire Portfolio

		Year to Date September 30, 2013					As of September 30, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$15	$15	$—	$—	$15	$—	$21	$10,219	332%
1997	7,685	60	60	—	—	60	—	115	25,598	333%
1998	11,089	138	138	—	—	138	—	316	37,633	339%
1999	18,898	385	385	—	—	385	—	631	69,888	370%
2000	25,020	1,078	1,078	—	—	1,078	—	1,632	118,026	472%
2001	33,481	1,852	1,852	—	—	1,852	—	2,830	178,250	532%
2002	42,325	2,701	2,701	—	—	2,701	—	4,567	202,312	478%
2003	61,447	4,212	4,212	—	—	4,212	—	8,778	272,864	444%
2004	59,176	3,617	3,617	—	—	3,617	—	8,466	205,837	348%
2005	143,166	7,990	3,572	4,418	(2,423)	5,995	6,300	12,326	321,502	225%
2006	107,670	6,982	2,927	4,055	(750)	3,677	5,860	10,048	216,746	201%
2007	258,383	23,721	11,818	11,903	(970)	12,788	22,366	51,890	524,973	203%
2008	275,148	35,513	13,854	21,659	2,550	11,304	30,887	56,049	522,300	190%
2009	281,428	114,706	81,903	32,803	—	81,903	40,630	175,189	889,032	316%
2010	358,082	159,470	113,021	46,449	—	113,021	91,068	308,951	1,007,929	281%
2011	394,029	182,535	106,560	75,975	—	106,560	179,344	450,642	951,207	241%
2012	511,638	212,898	95,357	117,541	—	95,357	367,792	675,753	962,940	188%
YTD 2013	535,377	95,288	50,153	45,135	—	50,153	490,761	871,885	967,173	181%
Total	$3,127,122	$853,161	$493,223	$359,938	$(1,593)	$494,816	$1,235,008	$2,640,089	$7,484,429	239%

Purchased Bankruptcy Portfolio

		Year to Date September 30, 2013					As of September 30, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996-2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2004	7,468	75	75	—	—	75	—	56	14,533	195%
2005	29,301	138	38	100	(73)	111	29	63	43,673	149%
2006	17,630	338	210	128	(50)	260	32	249	31,733	180%
2007	78,541	982	266	716	650	(384)	162	880	104,787	133%
2008	108,600	10,423	1,816	8,607	6,000	(4,184)	3,874	4,737	167,698	154%
2009	156,039	73,830	50,625	23,205	—	50,625	20,871	80,974	463,887	297%
2010	209,197	94,014	61,767	32,247	—	61,767	55,021	146,354	509,373	243%
2011	182,085	61,754	24,583	37,171	—	24,583	102,783	157,578	300,929	165%
2012	253,067	78,642	24,674	53,968	—	24,674	192,229	250,503	346,533	137%
YTD 2013	206,219	35,286	11,145	24,141	—	11,145	182,079	236,327	271,613	132%
Total	$1,248,147	$355,482	$175,199	$180,283	$6,527	$168,672	$557,080	$877,721	$2,254,759	181%
Core Portfolio

		Year to Date September 30, 2013					As of September 30, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$15	$15	$—	$—	$15	$—	$21	$10,219	332%
1997	7,685	60	60	—	—	60	—	115	25,598	333%
1998	11,089	138	138	—	—	138	—	316	37,633	339%
1999	18,898	385	385	—	—	385	—	631	69,888	370%
2000	25,020	1,078	1,078	—	—	1,078	—	1,632	118,026	472%
2001	33,481	1,852	1,852	—	—	1,852	—	2,830	178,250	532%
2002	42,325	2,701	2,701	—	—	2,701	—	4,567	202,312	478%
2003	61,447	4,212	4,212	—	—	4,212	—	8,778	272,864	444%
2004	51,708	3,542	3,542	—	—	3,542	—	8,410	191,304	370%
2005	113,865	7,852	3,534	4,318	(2,350)	5,884	6,271	12,263	277,829	244%
2006	90,040	6,644	2,717	3,927	(700)	3,417	5,828	9,799	185,013	205%
2007	179,842	22,739	11,552	11,187	(1,620)	13,172	22,204	51,010	420,186	234%
2008	166,548	25,090	12,038	13,052	(3,450)	15,488	27,013	51,312	354,602	213%
2009	125,389	40,876	31,278	9,598	—	31,278	19,759	94,215	425,145	339%
2010	148,885	65,456	51,254	14,202	—	51,254	36,047	162,597	498,556	335%
2011	211,944	120,781	81,977	38,804	—	81,977	76,561	293,064	650,278	307%
2012	258,571	134,256	70,683	63,573	—	70,683	175,563	425,250	616,407	238%
YTD 2013	329,158	60,002	39,008	20,994	—	39,008	308,682	635,558	695,560	211%
Total	$1,878,975	$497,679	$318,024	$179,655	$(8,120)	$326,144	$677,928	$1,762,368	$5,229,670	278%

Domestic Portfolio Data – Current Quarter
Entire Portfolio

		Quarter Ended September 30, 2013					As of September 30, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$4	$4	$—	$—	$4	$—	$21	$10,219	332%
1997	7,685	18	18	—	—	18	—	115	25,598	333%
1998	11,089	38	38	—	—	38	—	316	37,633	339%
1999	18,898	95	95	—	—	95	—	631	69,888	370%
2000	25,020	280	280	—	—	280	—	1,632	118,026	472%
2001	33,481	545	545	—	—	545	—	2,830	178,250	532%
2002	42,325	717	718	(1)	—	718	—	4,567	202,312	478%
2003	61,447	1,175	1,175	—	—	1,175	—	8,778	272,864	444%
2004	59,176	995	995	—	—	995	—	8,466	205,837	348%
2005	143,166	2,307	1,109	1,198	(1,351)	2,460	6,300	12,326	321,502	225%
2006	107,670	1,832	840	992	(500)	1,340	5,860	10,048	216,746	201%
2007	258,383	6,412	3,767	2,645	(1,830)	5,597	22,366	51,890	524,973	203%
2008	275,148	9,404	3,985	5,419	1,100	2,885	30,887	56,049	522,300	190%
2009	281,428	36,024	25,566	10,458	—	25,566	40,630	175,189	889,032	316%
2010	358,082	49,896	36,044	13,852	—	36,044	91,068	308,951	1,007,929	281%
2011	394,029	57,825	35,791	22,034	—	35,791	179,344	450,642	951,207	241%
2012	511,638	69,208	31,565	37,643	—	31,565	367,792	675,753	962,940	188%
YTD 2013	535,377	50,608	26,340	24,268	—	26,340	490,761	871,885	967,173	181%
Total	$3,127,122	$287,383	$168,875	$118,508	$(2,581)	$171,456	$1,235,008	$2,640,089	$7,484,429	239%
Purchased Bankruptcy Portfolio

		Quarter Ended September 30, 2013					As of September 30, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996-2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2004	7,468	15	15	—	—	15	—	56	14,533	195%
2005	29,301	31	13	18	(1)	14	29	63	43,673	149%
2006	17,630	93	62	31	—	62	32	249	31,733	180%
2007	78,541	253	92	161	(110)	202	162	880	104,787	133%
2008	108,600	2,260	342	1,918	1,500	(1,158)	3,874	4,737	167,698	154%
2009	156,039	23,991	15,922	8,069	—	15,922	20,871	80,974	463,887	297%
2010	209,197	30,418	20,205	10,213	—	20,205	55,021	146,354	509,373	243%
2011	182,085	21,023	8,406	12,617	—	8,406	102,783	157,578	300,929	165%
2012	253,067	26,349	7,696	18,653	—	7,696	192,229	250,503	346,533	137%
YTD 2013	206,219	16,144	5,021	11,123	—	5,021	182,079	236,327	271,613	132%
Total	$1,248,147	$120,577	$57,774	$62,803	$1,389	$56,385	$557,080	$877,721	$2,254,759	181%

Core Portfolio

		Quarter Ended September 30, 2013					As of September 30, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$4	$4	$—	$—	$4	$—	$21	$10,219	332%
1997	7,685	18	18	—	—	18	—	115	25,598	333%
1998	11,089	38	38	—	—	38	—	316	37,633	339%
1999	18,898	95	95	—	—	95	—	631	69,888	370%
2000	25,020	280	280	—	—	280	—	1,632	118,026	472%
2001	33,481	545	545	—	—	545	—	2,830	178,250	532%
2002	42,325	717	718	(1)	—	718	—	4,567	202,312	478%
2003	61,447	1,175	1,175	—	—	1,175	—	8,778	272,864	444%
2004	51,708	980	980	—	—	980	—	8,410	191,304	370%
2005	113,865	2,276	1,096	1,180	(1,350)	2,446	6,271	12,263	277,829	244%
2006	90,040	1,739	778	961	(500)	1,278	5,828	9,799	185,013	205%
2007	179,842	6,159	3,675	2,484	(1,720)	5,395	22,204	51,010	420,186	234%
2008	166,548	7,144	3,643	3,501	(400)	4,043	27,013	51,312	354,602	213%
2009	125,389	12,033	9,644	2,389	—	9,644	19,759	94,215	425,145	339%
2010	148,885	19,478	15,839	3,639	—	15,839	36,047	162,597	498,556	335%
2011	211,944	36,802	27,385	9,417	—	27,385	76,561	293,064	650,278	307%
2012	258,571	42,859	23,869	18,990	—	23,869	175,563	425,250	616,407	238%
YTD 2013	329,158	34,464	21,319	13,145	—	21,319	308,682	635,558	695,560	211%
Total	$1,878,975	$166,806	$111,101	$55,705	$(3,970)	$115,071	$677,928	$1,762,368	$5,229,670	278%

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

Our ability to profitably purchase and liquidate pools of bankrupt accounts provides diversity to our distressed asset acquisition business. Although we generally buy bankrupt portfolios from many of the same consumer lenders from whom we acquire Core customer portfolios, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of portfolios purchased in the bankrupt and Core markets may differ over time. We have found periods when bankrupt accounts were more profitable and other times when Core accounts were more profitable. From 2004 through 2008, our bankruptcy buying fluctuated between 13% and 39% of our total portfolio purchasing. In 2009, for the first time in our history, bankruptcy purchasing exceeded that of our Core buying, at 55% of total portfolio purchasing and during 2010 this percentage increased to 59%. This occurred as severe dislocations in the financial markets, coupled with legislative uncertainty, caused pricing in the bankruptcy market to decline substantially, thereby driving our strategy to make advantageous bankruptcy portfolio acquisitions during this period. For 2011 and 2012, bankruptcy buying represented 48% and 50%, respectively, of our total domestic portfolio purchasing. During the first nine months of 2013, bankruptcy buying represented 39% of our total domestic portfolio purchasing.
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
Cash Collections By Year, By Year of Purchase – Entire Domestic Portfolio

(in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2004	2005	2006	2007	2008	2009	2010	2011	2012	YTD 2013	Total
1996	$3,080	$9,204	$210	$237	$102	$83	$78	$68	$100	$39	$15	$10,136
1997	7,685	21,943	860	597	437	346	215	216	187	112	60	24,973
1998	11,089	31,078	1,811	1,415	882	616	397	382	332	241	138	37,292
1999	18,898	52,846	4,352	3,032	2,243	1,533	1,328	1,139	997	709	385	68,564
2000	25,020	76,596	10,924	8,067	5,202	3,604	3,198	2,782	2,554	1,927	1,078	115,932
2001	33,481	96,599	22,639	16,048	10,011	6,164	5,299	4,422	3,791	3,104	1,852	169,929
2002	42,325	87,073	32,497	24,729	16,527	9,772	7,444	6,375	5,844	4,768	2,701	197,730
2003	61,447	74,014	52,640	43,728	30,695	18,818	13,135	10,422	8,945	7,477	4,212	264,086
2004	59,176	18,019	46,475	40,424	30,750	19,339	13,677	9,944	8,522	6,604	3,617	197,371
2005	143,166	—	18,968	75,145	69,862	49,576	33,366	23,733	17,234	13,302	7,990	309,176
2006	107,670	—	—	22,971	53,192	40,560	29,749	22,494	18,190	12,560	6,982	206,698
2007	258,383	—	—	—	42,263	115,011	94,805	83,059	67,088	47,136	23,721	473,083
2008	275,148	—	—	—	—	61,277	107,974	100,337	89,344	71,806	35,513	466,251
2009	281,428	—	—	—	—	—	57,338	177,407	187,119	177,273	114,706	713,843
2010	358,082	—	—	—	—	—	—	86,562	218,053	234,893	159,470	698,978
2011	394,029	—	—	—	—	—	—	—	77,190	240,840	182,535	500,565
2012	511,638	—	—	—	—	—	—	—	—	74,289	212,898	287,187
YTD 2013	535,377	—	—	—	—	—	—	—	—	—	95,288	95,288
Total	$3,127,122	$467,372	$191,376	$236,393	$262,166	$326,699	$368,003	$529,342	$705,490	$897,080	$853,161	$4,837,082
Cash Collections By Year, By Year of Purchase – Purchased Bankruptcy Portfolio

(in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2004	2005	2006	2007	2008	2009	2010	2011	2012	YTD 2013	Total
2004	$7,468	743	4,554	3,956	2,777	1,455	496	164	149	108	75	$14,477
2005	29,301	—	3,777	15,500	11,934	6,845	3,318	1,382	466	250	138	43,610
2006	17,630	—	—	5,608	9,455	6,522	4,398	2,972	1,526	665	338	31,484
2007	78,541	—	—	—	2,850	27,972	25,630	22,829	16,093	7,551	982	103,907
2008	108,600	—	—	—	—	14,024	35,894	37,974	35,690	28,956	10,423	162,961
2009	156,039	—	—	—	—	—	16,635	81,780	102,780	107,888	73,830	382,913
2010	209,197	—	—	—	—	—	—	39,486	104,499	125,020	94,014	363,019
2011	182,085	—	—	—	—	—	—	—	15,218	66,379	61,754	143,351
2012	253,067	—	—	—	—		—	—	—	17,388	78,642	96,030
YTD 2013	206,219	—	—	—	—	—	—	—	—	—	35,286	35,286
Total	$1,248,147	$743	$8,331	$25,064	$27,016	$56,818	$86,371	$186,587	$276,421	$354,205	$355,482	$1,377,038

Cash Collections By Year, By Year of Purchase – Core Portfolio

(in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2004	2005	2006	2007	2008	2009	2010	2011	2012	YTD 2013	Total
1996	$3,080	$9,204	$210	$237	$102	$83	$78	$68	$100	$39	$15	$10,136
1997	7,685	21,943	860	597	437	346	215	216	187	112	60	24,973
1998	11,089	31,078	1,811	1,415	882	616	397	382	332	241	138	37,292
1999	18,898	52,846	4,352	3,032	2,243	1,533	1,328	1,139	997	709	385	68,564
2000	25,020	76,596	10,924	8,067	5,202	3,604	3,198	2,782	2,554	1,927	1,078	115,932
2001	33,481	96,599	22,639	16,048	10,011	6,164	5,299	4,422	3,791	3,104	1,852	169,929
2002	42,325	87,073	32,497	24,729	16,527	9,772	7,444	6,375	5,844	4,768	2,701	197,730
2003	61,447	74,014	52,640	43,728	30,695	18,818	13,135	10,422	8,945	7,477	4,212	264,086
2004	51,708	17,276	41,921	36,468	27,973	17,884	13,181	9,780	8,373	6,496	3,542	182,894
2005	113,865	—	15,191	59,645	57,928	42,731	30,048	22,351	16,768	13,052	7,852	265,566
2006	90,040	—	—	17,363	43,737	34,038	25,351	19,522	16,664	11,895	6,644	175,214
2007	179,842	—	—	—	39,413	87,039	69,175	60,230	50,995	39,585	22,739	369,176
2008	166,548	—	—	—	—	47,253	72,080	62,363	53,654	42,850	25,090	303,290
2009	125,389	—	—	—	—	—	40,703	95,627	84,339	69,385	40,876	330,930
2010	148,885	—	—	—	—	—	—	47,076	113,554	109,873	65,456	335,959
2011	211,944	—	—	—	—	—	—	—	61,972	174,461	120,781	357,214
2012	258,571	—	—	—	—	—	—	—	—	56,901	134,256	191,157
YTD 2013	329,158	—	—	—	—	—	—	—	—	—	60,002	60,002
Total	$1,878,975	$466,629	$183,045	$211,329	$235,150	$269,881	$281,632	$342,755	$429,069	$542,875	$497,679	$3,460,044
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

Primarily as a result of the downturn in the economy, the decline in the availability of consumer credit, our efforts to help customers establish reasonable payment plans, and improvements in our collections capabilities which have allowed us to profitably collect on accounts with lower balances or lower quality, the average payment size has decreased over the past several years. However, due to improved scoring and segmentation, together with enhanced productivity, we have been able to realize increased amounts of cash collections by generating enough incremental payments to overcome the decrease in payment size. The decreasing average payment size trend moderated during 2012, and the average payment size was stable during the first nine months of 2013.
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
The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q32013	Q22013	Q12013	Q42012	Q32012	Q22012	Q12012	Q42011
Call Center and Other Collections	$89,512	$90,229	$89,037	$72,624	$72,394	$73,582	$79,805	$61,227
External Legal Collections	48,274	50,131	47,910	41,521	39,913	41,464	34,852	26,316
Internal Legal Collections	33,288	30,365	29,283	23,968	25,650	25,361	23,345	17,615
Bankruptcy Court Trustee Payments	120,577	125,672	109,233	91,098	91,095	92,018	79,994	75,166
Total Cash Collections	$291,651	$296,397	$275,463	$229,211	$229,052	$232,425	$217,996	$180,324

Rollforward of Net Finance Receivables
The following table shows the changes in finance receivables, net, including the amounts paid to acquire new portfolios (amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of year	$1,236,859	$966,508	$1,078,951	$926,734
Acquisitions of finance receivables (1)	138,854	100,063	546,201	333,402
Foreign currency translation adjustment	1,304	321	363	365
Cash collections applied to principal on finance receivables (2)	(120,195)	(93,298)	(368,693)	(286,907)
Balance at end of period	$1,256,822	$973,594	$1,256,822	$973,594
Estimated Remaining Collections	$2,672,361	$2,137,580	$2,672,361	$2,137,580

(1)	Acquisitions of finance receivables is net of buybacks and includes certain capitalized acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net of allowance charges.
Portfolios by Type and Geography (Domestic Portfolio Only)
The following table categorizes our life to date portfolio purchases as of September 30, 2013, into the major asset types represented (amounts in thousands):

Account Type	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
Major Credit Cards	18,599	55%	$52,991,704	69%	$2,212,671	69%
Consumer Finance	6,700	20	8,621,846	11	144,208	5
Private Label Credit Cards	7,744	23	10,590,061	14	744,013	23
Auto Deficiency	653	2	4,619,737	6	98,204	3
Total	33,696	100%	$76,823,348	100%	$3,199,096	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

The following table summarizes our life to date portfolio purchases as of September 30, 2013, into the delinquency categories represented (amounts in thousands).

Account Type	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
Fresh	3,078	9%	$7,414,106	9%	$779,480	24%
Primary	4,773	14	9,019,913	12	488,936	15
Secondary	5,990	18	9,000,191	12	368,234	12
Tertiary	4,242	12	6,257,361	8	104,013	3
Bankruptcy Trustees	5,281	16	22,261,852	29	1,306,146	41
Other	10,332	31	22,869,925	30	152,287	5
Total	33,696	100%	$76,823,348	100%	$3,199,096	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

We review the geographic distribution of accounts within a portfolio because we have found that state specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
The following table summarizes our life to date portfolio purchases as of September 30, 2013, by geographic location (amounts in thousands):

Geographic Distribution	No. of Accounts	%	Life to Date Purchased Face Value (1)%		Original Purchase Price (2)%
California	3,629	11%	$10,216,954	13%	$408,527	13%
Texas	4,727	14	8,307,705	11	271,231	8
Florida	2,670	8	7,243,048	9	286,355	9
New York	1,901	6	4,493,991	6	166,557	5
Ohio	1,600	5	2,888,660	4	133,155	4
Pennsylvania	1,202	4	2,787,912	4	114,429	4
Illinois	1,275	4	2,743,665	4	124,667	4
North Carolina	1,204	4	2,679,027	3	109,422	3
Georgia	1,096	3	2,524,045	3	121,844	4
Michigan	902	3	2,109,225	3	96,968	3
New Jersey	784	2	2,083,490	3	90,260	3
Arizona	610	2	1,664,506	2	68,357	2
Virginia	899	3	1,623,274	2	73,990	2
Tennessee	716	2	1,578,738	2	72,919	2
Massachusetts	576	2	1,412,303	2	57,338	2
Indiana	613	2	1,373,133	2	69,574	2
Other(3)	9,292	25	21,093,672	27	933,503	30
Total	33,696	100%	$76,823,348	100%	$3,199,096	100%

(1)	Life to Date Purchased Face Value represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	Original Purchase Price represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.
Collections Productivity
The following tables display various collections productivity measures that we track. The tables below contain our collector productivity metrics as defined by calendar quarter.
Quarterly Cash Collections per Collector Hour Paid (Domestic Portfolio Only)

	Core cash collections (1)
	2013 (5)	2012	2011	2010	2009
Q1	$193	$166	$162	$135	$120
Q2	190	169	154	127	114
Q3	191	171	152	127	111
Q4	—	150	137	129	109

	Total cash collections (2)
	2013 (5)	2012	2011	2010	2009
Q1	$304	$258	$241	$182	$147
Q2	315	275	243	188	143
Q3	310	279	249	200	144
Q4	—	245	228	204	148

	Non-legal cash collections (3)
	2013 (5)	2012	2011	2010	2009
Q1	$251	$216	$204	$154	$118
Q2	261	225	205	160	116
Q3	259	230	212	170	119
Q4	—	200	194	174	123

	Non-legal/non-bankruptcy cash collections (4)
	2013 (5)	2012	2011	2010	2009
Q1	$140	$125	$125	$106	$90
Q2	137	120	116	100	87
Q3	140	122	115	97	87
Q4	—	105	103	98	84

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

(5)	Due to a change in our calculation methodology, figures for the first and second quarter of 2013 have been revised to conform to current period presentation.

Goodwill
Goodwill was $102.9 million at September 30, 2013 and $109.5 million at December 31, 2012. During the three months ended September 30, 2013, we evaluated the goodwill associated with one of our reporting units, which had experienced a revenue and profitability decline, recent net losses and the loss of a significant client during the quarter. Based on this evaluation, we recorded a $6.4 million impairment of goodwill in the third quarter of 2013. This non-cash charge represents the full amount of goodwill previously recorded for our PLS subsidiary. The decrease was partially offset by a foreign currency translation adjustment of $2.3 million.

Liquidity and Capital Resources
Historically, our primary sources of cash have been cash flows from operations, bank borrowings and convertible debt and equity offerings. Cash has been used for acquisitions of finance receivables, corporate acquisitions, repurchase of our common stock, payment of cash dividends, repayments of bank borrowings, operating expenses, purchases of property and equipment and working capital to support our growth.
As of September 30, 2013, cash and cash equivalents totaled $108.7 million, compared to $32.7 million at December 31, 2012. We had no debt outstanding on the revolving portion of our credit facility which represents availability of $435.5 million

(subject to the borrowing base and applicable debt covenants). In addition, at September 30, 2013 we had $196.3 million outstanding on the floating rate term loan portion of our credit facility.
We have in place forward flow commitments for the purchase of defaulted consumer receivables over the next twelve months of approximately $161.9 million as of September 30, 2013.  Additionally we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements.  We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit agreement will be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and additional, normal-course portfolio purchasing during the next twelve months. Business acquisitions or higher than normal levels of portfolio purchasing could require additional financing from other sources.
We have the right to purchase the noncontrolling interest in CCB through February 2015.  Effective January 31, 2013, we exercised our right to purchase half of the remaining noncontrolling interest for a purchase price of $1.1 million. On September 27, 2013, we exercised our right to purchase the remainder of the noncontrolling interest for a purchase price of approximately $4.5 million. The purchase price was derived from the formula stipulated in the contractual agreement and was based on prior levels of EBITDA. The closing occurred on October 31, 2013.
For domestic income tax purposes, we recognize revenue using the cost recovery method with respect to our debt purchasing business.  The Internal Revenue Service (“IRS”) has audited and issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006 and 2005. It has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income, and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction.  We have filed a petition in the United States Tax Court and believe we have sufficient support for the technical merits of our positions.  If we are unsuccessful in the United States Tax Court, we can appeal to the federal Circuit Court of Appeals.  If judicial appeals prove unsuccessful, we may ultimately be required to pay the related deferred taxes, and possibly interest and penalties, which may require additional financing from other sources. In accordance with the Internal Revenue Code, underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points.  An additional two percentage points applies to large corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code.
Cash generated from operations is dependent upon our ability to collect on our finance receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our future cash flows.
Our operating activities provided cash of $172.1 million and $93.7 million for the nine months ended September 30, 2013 and 2012, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period. The increase was due in part to an increase in net income to $131.1 million for the nine months ended September 30, 2013, from $90.4 million for the nine months ended September 30, 2012. The remaining increase was due to net changes in other accounts related to our operating activities.
Our investing activities used cash of $187.4 million and $96.6 million during the nine months ended September 30, 2013 and 2012, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment and business acquisitions. The majority of the increase was due to an increase in acquisitions of finance receivables, which increased from $329.4 million for the nine months ended September 30, 2012 to $546.2 million for the nine months ended September 30, 2013, partially offset by an increase in collections applied to principal on finance receivables from $286.9 million for the nine months ended September 30, 2012 to $368.7 million for the nine months ended September 30, 2013. In addition, cash of $48.7 million was used on business acquisitions during the nine months ended September 30, 2012 compared to $0 in the nine months ended September 30, 2013.
Our financing activities provided cash of $91.2 million and $8.2 million during the nine months ended September 30, 2013 and 2012, respectively. Cash is primarily provided by draws on our line of credit and gross proceeds from convertible debt offerings. Cash used in financing activities is primarily driven by principal payments on our line of credit, principal payments on long-term debt and repurchases of our common stock. The change was due in large part to the convertible debt offering that occurred in the third quarter of 2013. This provided us with $287.5 million in gross proceeds of the offering during the nine months ended September 30, 2013 compared to $0 in the nine months ended September 30, 2012. The change was due also due to changes in the net borrowings on our credit facility. We had net repayments on our credit facility of $127.0 million during the nine months ended September 30, 2013 compared to net borrowings of $30.0 million during the nine months ended September 30, 2012. In addition, we repurchased $58.5 million and $22.7 million of our common stock during the nine months ended September 30, 2013 and 2012, respectively.

Cash paid for interest was $9.3 million and $7.6 million for the nine months ended September 30, 2013 and 2012, respectively. Interest was paid on our line of credit and long-term debt. Cash paid for income taxes was $78.4 million and $71.5 million for the nine months ended September 30, 2013 and 2012, respectively.  The increase in the taxes paid for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, is primarily due to an increase in taxable income.
Borrowings
On December 19, 2012, we entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). On August 6, 2013, we entered into a First Amendment (the “First Amendment”) to the Credit Agreement. The First Amendment amended and restated certain provisions to clarify the permitted indebtedness basket for the issuance of senior, unsecured convertible notes in an aggregate amount not to exceed $300,000,000.  On August 21, 2013, we entered into a Lender Joinder Agreement and Lender Commitment Agreement, and Consented to a Master Assignment and Assumption  (collectively, the “Loan Modification Agreements”), which together modified the Credit Agreement. The Loan Modification Agreements, among other things, increased by $35.5 million the amount of revolving credit availability under the Credit Agreement. Under the terms of the Credit Agreement, as amended and modified, the credit facility includes an aggregate principal amount available of $631.8 million (subject to the borrowing base and applicable debt covenants) which consists of a $196.3 million floating rate term loan that amortizes and matures on December 19, 2017 and a $435.5 million revolving credit facility (after giving effect to the August 21, 2013 modification) that matures on December 19, 2017. Our revolving credit facility includes a $20.0 million swingline loan sublimit, a $20.0 million letter of credit sublimit and a $20.0 million alternative currency equivalent sublimit. It also contains an accordion loan feature that allows us to request an increase of up to $214.5 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to terms of the Credit Agreement. No existing lender is obligated to increase its commitment. The Credit Agreement is secured by a first priority lien on substantially all of our assets.
Our borrowings outstanding on our credit facility at September 30, 2013 consisted of $196.3 million outstanding on the term loan with an annual interest rate as of September 30, 2013 of 2.68%. At December 31, 2012, our borrowings on our credit facility consisted of $122.0 million in 30-day Eurodollar rate loans and $5.0 million in base rate loans with a weighted average interest rate of 2.74%. In addition, we had $200.0 million outstanding on the term loan at December 31, 2012 with an annual interest rate as of December 31, 2012 of 2.71%. The revolving credit facility also bears an unused line fee of 0.375% per annum, payable quarterly in arrears.
On August 13, 2013, we completed the private offering of $287.5 million in aggregate principal amount of our 3.00% Convertible Senior Notes due 2020 (the “Notes”). The Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "Indenture") between us and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are senior unsecured obligations of the Company. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014.
The net proceeds from the sale of the Notes were approximately $279.6 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used $174.0 million of the net proceeds from this offering to repay the outstanding balance on our revolving credit facility and used $50.0 million to repurchase shares of our common stock.
We were in compliance with all covenants of our credit facilities as of September 30, 2013 and December 31, 2012.
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
Stockholders’ Equity
Stockholders’ equity was $816.6 million at September 30, 2013 and $708.4 million at December 31, 2012. The increase was primarily attributable to $129.5 million in net income attributable to PRA during the nine months ended September 30, 2013. This was offset by a decrease of $58.5 million as a result of the repurchase of 1.2 million shares of our common stock during the nine months ended September 30, 2013.

Contractual Obligations
Our contractual obligations as of September 30, 2013 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$29,590	$6,207	$11,626	$7,067	$4,690
Line of Credit (1)	6,959	1,652	3,266	2,041	—
Long-term Debt (2)	568,193	22,735	61,286	179,422	304,750
Purchase Commitments (3) (4)	188,526	183,907	4,140	479	—
Employment Agreements	12,881	11,672	1,209	—	—
Total	$806,149	$226,173	$81,527	$189,009	$309,440

(1)	This amount includes estimated unused line fees due on the line of credit and assumes that the balance on the line of credit remains constant from the September 30, 2013 balance of $0.0 million.

(2)	This amount includes scheduled interest and principal payments on our term loan and and our convertible debt.

(3)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $161.9 million.

(4)	This amount includes the purchase price of approximately $4.5 million which was paid to acquire the remaining noncontrolling interest of CCB on October 31, 2013.
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

Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are discussed in Note 1 of the Notes to the Consolidated Financial Statements of our 2012 Annual Report on Form 10-K filed on February 28, 2013. Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets, and liabilities.
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
Our skip tracing subsidiary utilizes gross reporting under ASC 605-45. We generate revenue by working an account and successfully locating a customer for our client. A fee is charged for these services. In addition, we incur expenses when we hire a third-party to effectuate repossession. We have determined the fees to be gross revenue based on the criteria in ASC 605-45 and they are recorded as such in the line item “Fee income,” because we are primarily liable to the third party for the repossession costs. There is a corresponding expense in “Agent fees” for the third party repossession expenses. We also incur fees to release liens on the repossessed collateral. Like the repossession expenses, these lien-releases are charged to expense and recorded in the line item “Agent fees.”
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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facility. We assess this interest rate risk by estimating the increase in interest expense that would occur due to an increase in short-term interest rates. The average borrowings on our variable rate credit facility were $286.2 million and $259.7 million for the three months ended September 30, 2013 and 2012, respectively. Assuming a 200 basis point increase in interest rates, for example, interest expense would have increased by $1.4 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively, resulting in a decrease in income before income taxes of 1.9% and 2.4%, respectively. As of September 30, 2013 and December 31, 2012, we had $196.3 million and $327.0 million, respectively, of variable rate debt outstanding on our credit facility. We did not have any other variable rate debt outstanding as of September 30, 2013. We had no interest rate hedging programs in place for the three or nine months ended September 30, 2013 and 2012. Significant increases in future interest rates on our variable rate credit facility could lead to a material decrease in future earnings assuming all other factors remained constant.
Currency Exchange Risk
We are subject to currency exchange risk from our UK subsidiary, MHH. It conducts business in the Pound Sterling, but we report our financial results in U.S. dollars. Significant fluctuations in exchange rates between the U.S. dollar and the Pound Sterling may adversely affect our net income. We may or may not implement a hedging program related to currency exchange rate fluctuation. In the three months ended September 30, 2013 and 2012, MHH revenues were 1.5% and 3.3% of consolidated revenues, respectively. We had no currency exchange risk hedging programs in place for the three or nine months ended September 30, 2013 or 2012.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
No legal proceedings were commenced during the period covered by this report that the Company believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations and cash flows. Refer to Note 10 “Commitments and Contingencies” of our Consolidated Financial Statements for material developments with respect to legal proceedings previously disclosed with respect to prior periods.

Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our 2012 Annual Report on Form 10-K filed on February 28, 2013, together with all other information included or incorporated in our reports filed with the SEC. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment. Additional risk factors relating to our convertible notes that were not listed under Part I, Item 1A of our 2012 Annual Report on Form 10-K filed on February 28, 2013, include the following:

Risks Related to Our Convertible Notes

We incurred additional indebtedness in the form of Convertible Senior Notes.

In August 2013, we completed a private offering of $287.5 million aggregate principal amount of 3.00% Convertible Senior Notes due 2020 (the “Notes”). Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, or to make cash payments in connection with any conversion of the Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at that time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to repurchase the Notes upon a fundamental change or to settle conversions in cash.

Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon a conversion of Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares of our common stock), we will be required to make cash payments in respect of the Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or to settle conversions in cash and our ability to repurchase the Notes or pay cash upon conversion may be limited by law.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. Even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

We follow the guidance of ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their respective principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

Conversion of the Notes may affect the price of our common stock.

The conversion of some or all of the Notes may dilute the ownership interest of existing stockholders to the extent we deliver shares of common stock upon conversion. Holders of the Notes will be able to convert them only upon the satisfaction of certain conditions prior to February 1, 2020. Upon conversion, holders of the Notes will receive cash, shares of common stock or a combination of cash and shares of common stock, at our election. Any sales in the public market of shares of common stock issued upon conversion of the Notes could adversely affect the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
On February 2, 2012, the Company's board of directors authorized a share repurchase program to purchase up to $100,000,000 of the Company's outstanding shares of common stock on the open market. The following table provides information about the Company's common stock purchased during the third quarter of 2013.

Month Ended	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Maximum Remaining Purchase Price for Share Repurchases Under the Plan
August 31, 2013	989,200	$50.55	$18,754,443

Total	989,200	$50.55	$18,754,443
(1) Adjusted to reflect the three-for-one stock split by means of a stock dividend which was declared on June 10, 2013 and paid August 1, 2013 to holders of record as of July 1, 2013.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

4.1
Indenture dated August 13, 2013 between Portfolio Recovery Associates, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 14, 2013).

10.1	First Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 6, 2013).

10.2	Lender Commitment Agreement dated as of August 21, 2013 by and among Portfolio Recovery Associates, Inc., and Bank of America, N.A., as administrative agent.

10.3
Lender Joiner Agreement dated as of August 21, 2013, by and among Portfolio Recovery Associates, Inc., Bank of Hampton Roads, Heritage Bank, Union First Market and Bank of America, N.A., as administrative agent.

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

PORTFOLIO RECOVERY ASSOCIATES, INC.
(Registrant)

Date: November 8, 2013	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)