Form 10-K
period 2013-12-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2014-02-28
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
YES   ☐     NO   ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2013 was $2,513,773,743 based on the $51.21 closing price as reported on the NASDAQ Global Select Market.
The number of shares of the registrant’s Common Stock outstanding as of February 19, 2014 was 49,899,024.
Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for our 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:
This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

•
a prolonged economic recovery or a deterioration in the economic or inflationary environment in the United States or Europe, particularly the United Kingdom, including the interest rate environment, may have an adverse effect on our collections, results of operations, revenue and stock price or on the stability of the financial system as a whole;

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

•
changes in, or interpretations of, bankruptcy or collection laws that could negatively affect our business, including by causing an increase in certain types of bankruptcy filings involving liquidations, which may cause our collections to decrease;

•	changes in, or interpretations of, state or federal laws or the administrative practices of various bankruptcy courts, which may impact our ability to collect on our defaulted receivables;

•	our ability to collect and enforce our finance receivables may be limited under federal and state laws;

•	our ability to employ and retain qualified employees, especially collection personnel, and our senior management team;

•	our work force could become unionized in the future, which could adversely affect the stability of our production and increase our costs;

•	the degree, nature, and resources of our competition;

•	the possibility that we could incur goodwill or other intangible asset impairment charges;

•	our ability to retain existing clients and obtain new clients for our fee-for-service businesses;

•
our ability to comply with existing and new regulations of the collection industry, the failure of which could result in penalties, fines, litigation, damage to our reputation or the suspension or termination of our ability to conduct our business;

•	changes in, or interpretations of, governmental laws and regulations which could increase our costs and liabilities or impact our operations;

•	the possibility that new business acquisitions prove unsuccessful or strain or divert our resources;

•	our ability to maintain, renegotiate or replace our credit facility;

•	our ability to satisfy the restrictive covenants in our debt agreements;

•	our ability to manage risks associated with our international operations;

•	the possibility that compliance with foreign and U.S. laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions;

•
the imposition of additional taxes on us, arising from such events as changes in the mix of earnings in different countries, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or their interpretation, and/or an adverse ruling in our IRS audit matter;

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

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” section beginning on page 18, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section beginning on page 37 and the “Business” section beginning on page 5.
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

General
Our business focuses upon the detection, collection, and processing of both unpaid and normal-course accounts receivable originally owed to credit grantors, governments, retailers and others. Our primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. These are the unpaid obligations of individuals to credit originators, which include banks, credit unions, consumer and auto finance companies and retail merchants. We also provide fee-based services, including vehicle location, skip tracing and collateral recovery services for auto lenders, governments and law enforcement via PRA Location Services, LLC (“PLS”), revenue administration, audit and debt discovery/recovery services for local government entities through PRA Government Services, LLC and MuniServices, LLC (collectively “PGS”) and class action claims recovery services and related payment processing via Claims Compensation Bureau, LLC (“CCB”). In addition, with the acquisition of 100% of the equity interest of Mackenzie Hall Holdings, Limited, and its subsidiaries (“PRA UK”) on January 16, 2012, we expanded our contingent collection and purchase of defaulted consumer receivables businesses to the United Kingdom. We believe that the strengths of our business are our sophisticated approach to portfolio pricing, segmentation and servicing, our emphasis on developing and retaining our collection personnel, our sophisticated processing systems and procedures and our relationships with many of the largest consumer lenders in the United States.
Our debt purchase business specializes in receivables that have been charged-off by the credit originator. Because the credit originator and/or other debt servicing companies have unsuccessfully attempted to collect these receivables, we are able to purchase them at a substantial discount to their face value. From our 1996 inception through December 31, 2013, we acquired 3,098 portfolios, representing more than 34.8 million customer accounts and aggregated into 152 pools for accounting purposes, with a face value of $78.6 billion for a total purchase price of $3.3 billion. The success of our business depends on our ability to purchase portfolios of defaulted consumer receivables at appropriate valuations and to collect on those receivables effectively and efficiently. We have one reportable segment, receivables management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.
We have achieved strong financial results since inception. For example, over the past ten years, our cash collections increased from $117.1 million in 2003 to $1.14 billion in 2013, representing a compound annual growth rate of 25.3%. Total revenue has grown from $84.9 million in 2003 to $735.1 million in 2013, representing a compound annual growth rate of 24.1%. Similarly, net income has grown from $20.7 million in 2003 to net income attributable to Portfolio Recovery Associates, Inc. (“PRA”) of $175.3 million in 2013, representing a compound annual growth rate of 23.8%.
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

•	“EBITDA” refers to earnings before interest, taxes, depreciation and amortization.

•	“Estimated remaining collections” or "ERC" refers to the sum of all future projected cash collections on our owned portfolios.

•	“Fee income” refers to revenues generated from our fee-for-service businesses.

•	“Income recognized on finance receivables” refers to income derived from our owned debt portfolios.

•	“Income recognized on finance receivables, net” refers to income derived from our owned debt portfolios net of allowance charges.

•	“Net finance receivable balance” is recorded on our balance sheet and refers to the purchase price less principal amortization and net allowance charges.

•	“Principal amortization” refers to cash collections applied to principal on finance receivables.

•	“Purchase price” refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less buybacks.

•	“Purchase price multiple” refers to the total estimated collections on owned debt portfolios divided by purchase price.

•	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy when we purchase them and as such are purchased as a pool of bankrupt accounts.

•	“Total estimated collections” refers to the actual cash collections, including cash sales, plus estimated remaining collections.
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
Reports filed with or furnished to the SEC are also available free of charge upon request by contacting our corporate office at:
Portfolio Recovery Associates, Inc.
Attn: Corporate Communications
120 Corporate Boulevard, Suite 100
Norfolk, Virginia 23502
Competitive Strengths
We Offer a Compelling Alternative to Debt Owners and Governmental Entities
We offer debt owners the ability to immediately realize value for their charged-off receivables, through either one time spot purchase contracts or forward flow contracts that arrange for regular purchases from the debt owner. Our transactional flexibility helps us to meet the needs of debt owners, leverages our access to capital, and provides us with the opportunity to create consistent and enduring supply relationships. Through our government services business, and our UK subsidiary, we have the ability to service receivables in various ways including collecting on a contingent fee basis. For our government services business, this also includes such services as processing tax payments on behalf of the client and extends to more complicated tax audit and discovery work, as well as additional services that fill the needs of our clients.
Disciplined and Proprietary Underwriting Process
One of the key components of our growth has been our ability to price portfolio acquisitions at levels that have generated profitable returns on investment. Since inception, we have been able to consistently collect more than our purchase price and costs over the collection life cycle of the defaulted consumer receivables portfolios we have acquired. In doing so, we have generated increasing profits and operational cash flow from these portfolio acquisitions, without relying on the resale of portfolios to achieve these results. We have not resold any of our purchased portfolios since 2002, and the portfolios we sold then were primarily in Chapter 13 bankruptcy proceedings. We stopped reselling these portfolios as we began the effort to build our own bankruptcy portfolio buying group which started purchasing bankrupt accounts in 2004.
By holding and collecting the accounts we purchase over the long-term, we create static pool history that we believe is unique among our peers. Our portfolio underwriting process utilizes the collection results, customer data, and account attributes held in our data warehouse. The warehouse contains data from more than 3,000 portfolios representing over 34 million accounts purchased over the last 17 years from large issuers and owners of consumer receivables. Our modeling capabilities continuously evolve as we incorporate new data and develop, test, and adopt new analysis tools that help us improve our underwriting accuracy.
The Core portfolio underwriting process includes both quantitative analytical modeling and qualitative judgment-based analysis that considers the effects of the origination, servicing, and collection history of the portfolios we price. The combination of our deep sample of purchase data, our sophisticated analytical modeling, and the underwriting judgment gained from underwriting thousands of portfolios affords PRA a significant competitive advantage over our competition.
Ability to Hire, Develop and Retain Collection Staff

We place considerable focus on our ability to hire, motivate and retain effective employees throughout the organization, especially our collection staff.  We offer our employees competitive wages with the opportunity to receive incentive compensation based on performance while maintaining a focus on compliance.  For collection staff, compliance failures may cause them to lose incentive pay that they would have otherwise earned; those payments may be distributed to other collection staff with outstanding compliance records. In addition we offer an attractive benefits package, a comfortable working environment and the ability to work on a flexible schedule.  We are also committed to an environment that promotes diversity and inclusion.

As of December 31, 2013, we employed approximately 3,500 persons on a full-time basis worldwide. None of our employees are represented by a union or covered by a collective bargaining agreement.  We believe that our relations with our employees are positive.
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
We have developed financial models and systems for pricing portfolio acquisitions, managing the collections process and monitoring operating results. We prepare a static pool report monthly for each of our portfolios, populating actual results back into our acquisition models to enhance their accuracy. We monitor collection results continuously, seeking to identify and resolve negative trends promptly. In addition, we do not sell our purchased defaulted consumer receivables. Instead, we work them over the long-term enhancing our knowledge of a portfolio’s long-term performance. This combination of hardware, software and proprietary modeling and systems has been developed by our management team through years of experience in this industry and we believe provides us with an important competitive advantage from the acquisition process all the way through collection and payment operations.

Our systems and infrastructure also enhance our compliance activities. We employ a staff of Quality Control and Compliance employees whose role it is to monitor calls and observe collection system entries as well as design, implement, monitor and test our daily activities. We monitor and research daily exception reports that track significant account status movements and account changes. To enhance this process, where permissible, we employ sophisticated call and work action recording systems which allow us to better monitor compliance and quality of our customer contacts.

Strong Relationships with Major Credit Originators
We have done business with most of the largest consumer lenders in the United States. We maintain an active marketing effort and our senior management team is in contact on a regular basis with existing and potential sellers of defaulted consumer receivables. We believe that we have earned a reputation as a reliable and compliant purchaser of defaulted consumer receivables portfolios and as compliant collectors. From the perspective of the receivables seller, the failure to close on a negotiated sale of a portfolio consumes valuable time and expense and can have an adverse effect on pricing when the portfolio is re-marketed. Similarly, if a credit originator sells a portfolio to a debt buyer who has a reputation for violating laws or deviating from industry standard collection practices, the reputation of the credit originator can be damaged. We consistently attempt to negotiate reasonable and mutually acceptable contract terms, resulting in a confident and expeditious closing process for both parties. We go to great lengths to collect from consumers in a responsible, professional, and legally compliant manner. We believe our strong relationships with major credit originators provide us with access to quality opportunities for portfolio purchases.
Experienced Management Team
We have an experienced management team with considerable expertise in the accounts receivable management industry. Prior to our formation, our founders played key roles in the development and management of a consumer receivables acquisition and divestiture operation of Household Recovery Services, a subsidiary of Household International. As we have grown, the original management team has been expanded substantially to include a group of experienced, seasoned executives. Following is a summary of our executive management team.

Name	Position	Prior Experience	PRA Tenure (Years)	Relevant Industry Experience ( Years)
Steve Fredrickson	Chairman, President and Chief Executive Officer	Household Recovery Services, Continental Illinois National Bank and Trust Company	17	30+
Kevin Stevenson	Executive Vice President, Chief Financial and Administrative Officer, Treasurer and Assistant Secretary	Household Recovery Services, Household Bank	17	26+
Neal Stern	Executive Vice President, Operations	Target Financial Services, US Bank, Transamerica	5	23+
Chris Graves	Executive Vice President, Core Asset Acquisitions	Capital One, Signet Bank, First Union	8	22+
Judith Scott	Executive Vice President, General Counsel and Corporate Secretary	Commonwealth of Virginia, Virginia Housing Development Authority	15	30+
Kent McCammon	Executive Vice President, Strategy and Business Development	Trader Publishing Company, Atlantic Capital Management, Inc., Scott and Stringfellow, Smith Barney, Lehman Brothers, Shamrock Holdings, Inc.	6	25+
Michael Petit	President, Bankruptcy Services	Pacific Crest Securities, Caterpillar, Banc One Capital Markets, Ford Motor Company, Jefferies and Company, Continental Bank	10	25+
Steve Roberts	President, Business and Government Services	ShopText, Interpublic Group, Otis, Carrier, Digitas, United Technologies	1	29+
Michelle Link	Senior Vice President, Human Resources	Amerigroup, Corning, Cigna, Blue Cross Blue Shield	3	17+
Portfolio Acquisitions
Our portfolio of defaulted consumer receivables includes a diverse set of accounts that can be categorized by asset type, age and size of account, level of previous collection efforts and geography. To identify attractive buying opportunities, we maintain an extensive marketing effort with our senior officers contacting known and prospective sellers of defaulted consumer receivables. We have acquired receivables of Visa®, MasterCard®, private label and other credit cards, installment loans, lines of credit, bankrupt accounts, deficiency balances of various types, legal judgments, and trade payables, all from a variety of debt owners. These debt owners include major banks, credit unions, consumer finance companies, telecommunication providers, retailers, utilities, insurance companies, medical groups, hospitals, auto finance companies, student loan companies, and other debt buyers. In addition, we make periodic visits to the operating sites of debt sellers and attend numerous industry events in an effort to develop account purchase opportunities. We also maintain active relationships with brokers of defaulted consumer receivables.

Portfolios by Type and Geography (Domestic Portfolio Only)
The following chart categorizes our life to date domestic portfolio purchases as of December 31, 2013 into the major asset types represented (amounts in thousands):

Asset Type	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
Major Credit Cards	18,767	55%	$53,499,462	69%	$2,250,307	68%
Consumer Finance	6,703	19	8,652,017	11	148,523	5
Private Label Credit Cards	8,115	24	11,040,563	14	797,289	24
Auto Deficiency	655	2	4,640,914	6	100,724	3
Total:	34,240	100%	$77,832,956	100%	$3,296,843	100%

(1)	“Face Value” represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	“Original Purchase Price” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables and has not been reduced by any adjustments, including payments and buybacks.
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
We refer to the groups of domestic charged-off (non-bankrupt) defaulted consumer receivables we purchase as Core portfolios. The age of a Core portfolio (the time since an account has been charged-off) is an important factor in determining the value we place on the portfolio. Generally, there is an inverse relationship between the age of a Core portfolio and the price we can pay to purchase the portfolio. This relationship is due to the fact that older Core portfolio receivables typically liquidate at lower rates. The accounts receivables management industry places Core portfolio receivables into categories depending on the number of collection agencies that have previously attempted to collect on the receivables. Fresh accounts are typically past due 120 to 270 days, charged-off by the credit originator and are typically sold prior to the seller conducting any post-charge-off collection activity. These accounts typically sell for the highest purchase price. Primary accounts are charged-off, are typically 360 to 450 days past due, and have been previously placed with one contingent fee servicer and receive a lower purchase price. Secondary and tertiary accounts are charged-off, are typically more than 660 days past due, and have been placed with two or three contingent fee servicers and receive even lower purchase prices. We also purchase portfolios of charged-off accounts previously worked by four or more agencies and these are typically two to three years or more past due and receive an even lower price. In addition, we purchase portfolios of accounts that are included in consumer bankruptcies. These bankrupt accounts are typically filed under Chapter 13 of the U.S. Bankruptcy Code and have an associated payment plan that can range from 3 to 5 years in duration. We purchase portfolios of bankrupt accounts in both forward flow and spot transactions and, consequently, they can be at any age in the bankruptcy plan life cycle.
The following table summarizes our life to date domestic portfolio purchases as of December 31, 2013, into the delinquency categories represented (amounts in thousands):

Account Type	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
Fresh	3,212	9%	$7,680,592	10%	$818,881	25%
Primary	4,789	14	9,106,742	12	495,057	15
Secondary	6,150	18	9,179,787	12	382,429	12
Tertiary	4,307	13	6,304,937	8	104,519	3
Bankruptcy Trustees	5,344	16	22,496,916	29	1,338,134	40
Other	10,438	30	23,063,982	29	157,823	5
Total:	34,240	100%	$77,832,956	100%	$3,296,843	100%

(1)	“Face Value” represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	“Original Purchase Price” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables and has not been reduced by any adjustments, including payments and buybacks.

We also review the geographic distribution of accounts within a portfolio because we have found that state specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and bankruptcy trends vary regionally and are factored into our purchase price equation.
The following table summarizes our life to date domestic portfolio purchases as of December 31, 2013, by geographic location (amounts in thousands):

Geographic Distribution	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
California	3,687	11%	$10,321,143	13%	$419,670	13%
Texas	4,791	14	8,425,708	11	280,132	8
Florida	2,730	8	7,356,289	9	295,328	9
New York	1,925	6	4,519,270	6	171,252	5
Ohio	1,610	5	2,928,792	4	137,296	4
Pennsylvania	1,227	4	2,833,775	4	118,307	4
Illinois	1,295	4	2,778,831	4	128,867	4
North Carolina	1,225	4	2,716,528	3	112,849	3
Georgia	1,118	3	2,559,975	3	125,284	4
Michigan	916	3	2,135,785	3	99,939	3
New Jersey	797	2	2,105,793	3	93,115	3
Arizona	623	2	1,689,429	2	70,545	2
Virginia	909	3	1,646,631	2	76,324	2
Tennessee	734	2	1,611,983	2	75,573	2
Massachusetts	584	2	1,428,007	2	59,027	2
Indiana	625	2	1,396,328	2	71,851	2
Other(3)	9,444	25	21,378,689	27	961,484	30
Total:	34,240	100%	$77,832,956	100%	$3,296,843	100%

(1)	“Face Value” represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	“Original Purchase Price” represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables and has not been reduced by any adjustments, including payments and buybacks.

(3)	Each state included in “Other” represents less than 2% of the face value of total life-to-date domestic purchases.
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
In a typical Core portfolio sale transaction, after signing a non-disclosure agreement, a debt owner distributes a computer data file containing ten to fifteen essential data fields on each consumer account in the portfolio offered for sale. Such fields typically include but are not limited to the customer's name, address, outstanding balance, date of charge-off, date of last payment and the date the account was opened. Information that is not typically provided includes the original underwriting documentation, charge and payment history prior to charge-off, and collection notations. We perform our initial due diligence on the portfolio by electronically cross-checking the data fields provided through secured delivery against the accounts in our owned portfolios and other databases. We compile a variety of portfolio level reports examining all available data.

In order to determine a purchase price for a Core portfolio, we use two separate internally developed computer models. We analyze the portfolio using our proprietary multiple linear regression model, which analyzes the accounts of the portfolio using predictive variables and projects a portfolio liquidation rate. We also analyze the portfolio as a whole using an adjustment model, which uses an appropriate cash flow model that utilizes our collections results from similar portfolios we have previously purchased. We supplement the adjustment model with qualitative background information about the origination, servicing and collection history of the portfolio. Finally, we employ a model that creates statistically similar portfolios from our existing accounts across our purchased inventory and develops estimated collection curves that are used in our price modeling. From these models we derive our quantitative projections which are used to help price transactions. The multiple linear regression model is also used to prioritize collection work efforts subsequent to purchase. With respect to prospective forward flow contracts and other long-term relationships, we obtain a representative file that we use to determine the price of the forward flow arrangement. Then each month during the flow term, we receive the actual monthly sale file to be funded, and compare it to the representative file noted above to determine if the delivered file meets the expectations of the initial pricing file. This process allows us to confirm that the accounts we are purchasing are materially consistent with the accounts we agreed to purchase under the forward flow contract. When purchasing bankrupt consumer receivables, we follow a similar analytical process but utilize completely separate, specifically designed pricing models.
We maintain a detailed static pool profile for each portfolio that we have acquired, capturing demographic data and revenue and expense items for further analysis. We use our static pool analysis to refine the underwriting models that we use to price future portfolio purchases. The results of the static pool analysis are input back into our models, increasing the accuracy of the models as the data set increases with every portfolio purchase and each day’s collection efforts. Since we do not sell our purchased defaulted consumer receivables, we work them over the long-term, enhancing our knowledge of a pool’s long-term performance.

The quantitative and qualitative data derived in our due diligence process is evaluated, considering both any subjective factors about the portfolio or the debt owner and our knowledge of the current defaulted consumer receivables market. A portfolio acquisition approval memorandum is then prepared for each prospective portfolio before a purchase price is submitted to the debt owner. This approval memorandum, which outlines the portfolio’s anticipated collectability and purchase structure, is distributed to members of our Investment Committee. The approval by the Investment Committee sets a maximum purchase price for the portfolio.
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
Our computer system allows each collector to view the scanned documents relating to the accounts that have been received from the seller and customer, which can include the original account application, account statements, payment checks, customer correspondence and other documents.
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
We use a combination of internal staff (attorney and support), as well as external attorneys, to pursue legal collections under certain circumstances. Over the past several years we have focused on developing our internal legal collection capability. In the United States, we have the capability in all 50 states to initiate lawsuits in amounts up to the jurisdictional limits of the respective courts. Our legal recovery department, using external vendors, also collects claims against estates in cases involving deceased debtors having assets at the time of death. Our legal recovery department oversees our internal legal collections and coordinates a nationwide collections attorney network which is responsible for the preparation and filing of judicial collection proceedings in multiple jurisdictions, determining the suit criteria, and instituting wage garnishments to satisfy judgments. Our external law firms work on a contingent fee basis. Legal cash collections generated by both our in house attorneys and outside independent contingent fee attorneys constituted approximately 28% of our total cash collections in 2013. As our portfolio matures, it is likely that a larger number of accounts will be directed to our legal recovery department for judicial collection; consequently, we anticipate that legal cash collections will grow commensurately and comprise a larger percentage of our total Core cash collections.
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
Fee-for-Service Businesses
Through our subsidiaries, we provide fee-based services, including vehicle location, skip tracing and collateral recovery services for auto lenders, governments and law enforcement via our PLS subsidiary; revenue administration, audit, and discovery/recovery services for government entities through our PGS business; class action claims recovery services and related payment processing through our CCB subsidiary and contingent fees earned on the collection of finance receivables from our PRA UK subsidiary.
PLS, through call center operations, performs national skip tracing, asset location and collateral recovery services, principally for auto finance companies, for a fee. In addition, PLS locates clients’ inventories for a fee with a fleet of cars equipped with license plate recognition cameras. The amount of fee earned is generally dependent on several different outcomes: whether the debtor was found and a resolution on the account occurred, if the collateral was repossessed or if payment was made by the debtor to the debt owner.
PGS primarily derives its revenue from servicing taxing authorities in several different ways, including processing their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection services are standard commission based billings or fee-for-service transactions. When audits are conducted, there are two components. The first is a charge for the hours incurred on conducting the audit, based on a contractual billing rate. The gross billing amount based on the aforementioned billing rate is a component of the line item “Fee income” while the salary expense is included in the line item “Compensation and employee services.” The second item is for expenses incurred while conducting the audit. Most jurisdictions will reimburse us for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item “Fee income” and the expense component is included in its appropriate expense category, generally, “Other operating expenses.”
CCB derives its revenues from filing claims on behalf of institutional investors, retailers, manufacturers, and other businesses. CCB’s process allows clients to maximize settlement recoveries, in many cases participating in settlements they would otherwise not know existed. CCB charges fees for its services and works with clients to identify, prepare and submit claims to class action administrators charged with disbursing class action settlement funds. In addition, we purchase the rights to existing and future class action claims identified by CCB.
PRA UK generates revenue from both purchased finance receivables which is accounted for similarly to our Core operations and also services finance receivables on a contingent fee basis. These latter receivables are owned by our clients and placed under a contingent fee commission arrangement. Our subsidiary is paid to collect funds from the client's debtors and earns a commission generally expressed as a percentage of the gross collections amount. The "Fee income" line of our income statement reflects the contingent fee amount earned, and not the gross collection amount.
Competition

We face competition in both of the markets we serve - purchased portfolio and fee-for-service receivables management. Purchased portfolio competition comes from other purchasers of defaulted consumer receivables portfolios, third-party contingent fee collection agencies and debt owners that manage their own defaulted consumer receivables rather than outsourcing them. Fee-for-service competition comes from new and existing providers of outsourced receivables management services. Debt sellers have become more cautious recently, preferring to sell to experienced portfolio purchasers that have portfolio evaluation expertise sufficient to price portfolios and that maintain compliance with all applicable regulations. These trends effectively constitute significant barriers for successful entry for new purchased portfolio receivables companies. The receivables management industry (both owned portfolio and contingent fee) remains highly fragmented and competitive. There are few significant barriers for entry to new providers of contingent fee receivables management services and, consequently, the number of agencies serving the contingent fee market may continue to grow.

We face bidding competition in our acquisition of defaulted consumer receivables and in obtaining placements from fee-for-service receivables. We also compete on the basis of reputation, industry experience and performance. Among the positive factors which we believe influence our ability to compete effectively in this market are our ability to bid on portfolios at appropriate prices, our reputation from previous transactions regarding our ability to close transactions in a timely fashion, our relationships with originators of defaulted consumer receivables, our team of well-trained collectors who provide quality customer service and compliance with applicable collections laws and our ability to efficiently and effectively collect on various asset types. Competitors that have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories, or more established relationships in our industry than we currently have, could influence our ability to compete effectively.
Information Technology
Technology Operating Systems and Server Platform
The architecture and design of our systems provides us with a technology system that is flexible, secure, reliable and redundant to provide for the protection of our sensitive data. We utilize Intel-based servers running Microsoft Windows 2003/2008 operating systems. Our desktop PCs run the Windows XP or Windows 7 operating system. In addition, we utilize a blend of purchased and proprietary software systems tailored to the needs of our business. These systems are designed to eliminate inefficiencies in our collections and continue to meet business objectives in a changing environment.

Network Technology
To provide delivery of our applications, we employ server network architecture to support high-speed data transport. Our network system is designed to be scalable and meet expansion and inter-building bandwidth and quality of service demands.
Database and Software Systems
The ability to access and utilize data is essential to us being able to operate in a cost-effective manner. Our centralized computer-based information systems support the core processing functions of our business under a set of integrated databases and are designed to be scalable to accommodate our internal growth. This integrated approach helps to assure that data sources are processed efficiently. We use these systems for portfolio and client management, skip tracing, check taking, financial and management accounting, reporting, and planning and analysis. We use a combination of Microsoft and Oracle database software to manage our portfolios and financial, customer and sales data. PGS, PLS, PRA UK and CCB all maintain unique, proprietary software systems that manage the movement of data, accounts and information throughout these business units.
Redundancy, System Backup, Security and Disaster Recovery
Our data centers provide the infrastructure for collection services and uninterrupted support of data, applications and hardware for all of our business units. We believe our facilities and operations include sufficient redundancy, file back-up and security to ensure minimal exposure to systems failure or unauthorized access. The preparations in this area include the use of data centers in Virginia, Tennessee and London, U.K. in order to help provide redundancy for data and processes should one site be completely disabled. We have a disaster recovery plan covering our business that is tested on a periodic basis. The combination of our locally distributed call control systems provides enterprise-wide call and data distribution between our call centers for efficient portfolio collection and business operations. In addition to data replication between the sites, differential backups of both software and databases are performed on a daily basis and a full system backup is performed weekly. Backup data tapes are stored at an off-site location along with copies of schedules and production control procedures, procedures for recovery using an off-site data center, and documentation and other critical information necessary for recovery and continued operation. Our Virginia headquarters has two separate telecommunications feeds, uninterruptible power supplies and natural gas and diesel-generators, all of which provide a level of redundancy should a power outage or interruption occur. We also have generators installed at each of our domestic call centers, as well as our subsidiary locations in Alabama, California and Nevada. We also employ rigorous physical and electronic security to protect our data. Our call centers have restricted card key access and appropriate additional physical security measures. Electronic protections include data encryption, firewalls and multi-level access controls.
Display Screens for Real Time Data Utilization
We utilize multiple plasma displays at most of our collection facilities to aid in recovery of portfolios. The displays provide real-time business-critical information to our collection personnel for efficient collection efforts such as telephone, production, employee status, goal trending, training and corporate information.
Employees
As of December 31, 2013, we employed approximately 3,500 persons on a full-time basis in the United States and the United Kingdom. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are positive.
Collection Personnel
Our collectors are critical to the success of our debt collection business as a majority of our Core portfolio collection efforts occur as a result of telephone contact with customers. We have found that the tenure and productivity of our collectors are directly related. Therefore, attracting, hiring, training, retaining and motivating our collection personnel is a major focus for us. We pay our collectors competitive wages and offer employees a full benefits program. In addition to a base wage, we provide collectors with the opportunity to receive compensation through an incentive compensation program that pays bonuses above a set monthly base, based upon each collector’s collection and compliance results. Compliance failures may cause them to lose incentive pay that they would have otherwise earned; those payments may be distributed to other collection staff with outstanding compliance records. This program is designed to ensure that employees are paid based not only on performance, but also on consistency, quality and compliance.
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
Office of General Counsel

Our Office of General Counsel manages general corporate governance; litigation; insurance; corporate and commercial transactions; intellectual property; contract and document preparation and review; compliance with federal securities laws and other applicable regulations and statutes; business acquisitions; and dispute and complaint resolution.

Compliance

As a part of its compliance functions, our Office of General Counsel works with our office of internal audit and our compliance department in the implementation of our Code of Ethics and our Compliance Policy.  Our Code of Ethics is available at the Investor Relations page of our website at www.portfoliorecovery.com. We have implemented company-wide compliance training for our employees and directors, ethics training and annual compliance testing, and have established a confidential telephone hotline and email and web-based portals to report suspected policy violations, fraud, embezzlement, deception in record keeping and reporting, accounting, auditing matters and other acts which are inappropriate, criminal and/or unethical.  Our compliance department regularly audits and tests business processes and internal practices. This practice of regular internal monitoring and auditing assists in identifying compliance risks and detecting and preventing any deviations from policy. In order to ensure that our employees carry out their job responsibilities in a complaint way, our Office of General Counsel advises our employees on compliance with the laws and regulations that govern the various industries and markets within which the Company operates and provides our operations personnel and our training department with summaries and updates concerning changes in federal and state statutes and relevant case law so that they are aware of and in compliance with the laws and judicial decisions that may impact their job duties.
Regulation
Federal, state, and local statutes establish specific guidelines and procedures which debt collectors must follow when collecting customer accounts. It is our policy to comply with the provisions of all applicable federal laws and corresponding state and local statutes in all of our activities. Our failure to comply with these laws could have an adverse effect on us in the event and to the extent that they apply to some or all of our activities. Federal, state and local consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors, and the relationship between customers and credit card issuers. Significant federal laws and regulations applicable to our business as a debt collector include the following:
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
Additionally, there are some state statutes and regulations comparable to the above federal laws, and specific licensing requirements which affect our operations. State laws may also limit credit account interest rates and fees, as well as limit the time frame in which judicial and non-judicial actions may be undertaken.

Some of the following laws, which apply principally to credit originators, may also affect our operations to some extent:
• Truth in Lending Act;
• Fair Credit Billing Act; and
• Equal Credit Opportunity Act.
Federal laws which regulate credit originators require, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods and balance calculation methods associated with their credit card accounts. Consumers are entitled under current laws to have payments and credits applied to their accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. Some laws prohibit discriminatory practices in connection with the extension of credit. Federal statutes further provide that, in some cases, consumers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card. These laws, among others, may give consumers a legal cause of action against us, or may limit our ability to recover amounts owing with respect to the receivables, whether or not we committed any wrongful act or omission in connection with the account. If the credit originator fails to comply with applicable statutes, rules and regulations, it could create claims and rights for consumers that could reduce or eliminate their obligations to repay the account and have a possible adverse effect on us.
Accordingly, when we acquire defaulted consumer receivables, typically we contractually require credit originators to indemnify us against any losses caused by their failure to comply with applicable statutes, rules and regulations relating to the receivables before they are sold to us.
      The U.S. Congress and several states have enacted legislation concerning identity theft. Additional consumer protection and privacy protection laws may be enacted in the U.S and the U.K. that would impose additional requirements on the enforcement of and recovery on consumer credit card or installment accounts. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to recover the receivables. In addition, our failure to comply with these requirements could adversely affect our ability to enforce the receivables.
We cannot assure you that some of our receivables were not established as a result of identity theft or unauthorized use of a credit card. In the event that a receivable was established as a result of identity theft or unauthorized use, we could not recover the amount of the defaulted consumer receivables. As a purchaser of defaulted consumer receivables, we may acquire receivables subject to legitimate defenses on the part of the consumer. Typically our account purchase contracts allow us to return to the debt owners certain defaulted consumer receivables that may not be collectible, due to these and other circumstances. Upon return, the debt owners are required to compensate us or replace the receivables with similar receivables or repurchase the receivables. These provisions limit to some extent our losses on such accounts.
In addition to our obligation to comply with applicable federal, state and local laws and regulations, we are also obligated to comply with judicial decisions reached in court cases involving legislation passed by any such governmental bodies.
As a result of our acquisition of PRA UK and its subsidiaries, we are subject to regulatory oversight under the Financial Services Act (the "FSA"), which became effective in April 2013. The FSA modified the U.K. financial services regulatory structure, creating a new regulatory framework for the supervision and management of the financial services industry, and transferring consumer accredit regulation from the Office of Fair Trading to the Financial Conduct Authority and the Prudential Regulatory Authority. We must also comply with the provisions of the Data Protection Act of 1998 and licensure requirements specific to our operations in the United Kingdom.

Item 1A. Risk Factors.

An investment in our Company involves risk, including the possibility that the value of the investment could fall substantially. The following are risks that could materially affect our financial results and condition, and the value of, and return on, an investment in our Company.

A prolonged economic recovery or a deterioration in the economic or inflationary environment in the United States or Europe, particularly in the United Kingdom, may have an adverse effect on our collections, results of operations, revenue and stock price.

Our performance may be affected by economic or inflationary conditions in the United States and Europe, particularly in the United Kingdom. Economic conditions in the United States and Europe may be impacted by domestic conditions or by global political and economic conditions such as the sovereign debt crises experienced in several European countries. There are currently concerns regarding the action or inaction of the United States government relating to the federal debt ceiling, the federal deficit and government spending cuts. For example, the United States domestic economy may be negatively impacted if the Congress does not pass legislation to raise the federal debt ceiling. Deterioration in economic conditions, a prolonged economic recovery, or a significant rise in inflation could cause personal bankruptcy filings to increase, and the ability of consumers to pay their debts could be adversely affected. This may in turn adversely impact our financial results. Deteriorating economic conditions or a prolonged recovery could also adversely impact businesses and governmental entities to which we provide fee-based services, which could reduce our fee income and cash flow. Other factors associated with the economy that could influence our performance include the financial stability of the lenders on our line of credit, our access to capital and credit, and financial factors affecting consumers.

The financial turmoil which affected the banking system and financial markets in recent years resulted in a tightening in credit markets. There could be a number of follow-on effects from the financial turmoil on our business, including a decrease in the value of our financial investments and the insolvency of lending institutions, including the lenders on our line of credit, resulting in our inability to obtain credit. These and other economic factors could have an adverse effect on our financial condition and results of operations.

We may not be able to continually replace our defaulted consumer receivables with additional receivables portfolios sufficient to operate efficiently and profitably, and/or we may not be able to purchase defaulted consumer receivables at appropriate prices.

To operate profitably, we must acquire and service a sufficient amount of defaulted consumer receivables to generate revenue that exceeds our expenses. Fixed costs such as salaries and lease or other facility costs constitute a significant portion of our overhead and, if we do not replace the defaulted consumer receivables portfolios we service with additional portfolios, we may have to reduce the number of our collection personnel. We would then have to rehire collection staff if we subsequently obtain additional defaulted consumer receivables portfolios. These practices could lead to:

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

We may not be successful at acquiring and collecting receivables of new asset types.

We may pursue the acquisition of receivables portfolios of asset types in which we have little current experience. We may not be successful in completing acquisitions of receivables of these asset types and our limited experience in these asset types may impair our ability to collect on these receivables. This may cause us to pay too much for these receivables and, consequently, we may not generate a profit from these receivables portfolio acquisitions.

Our collections may decrease if certain types of bankruptcy filings involving liquidations increase.

Various economic trends and potential changes to existing legislation may contribute to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings a debtor's assets may be sold to repay creditors, but because the defaulted consumer receivables we service are generally unsecured we often would not be able to collect on those receivables. We cannot ensure that our collections would not decline with an increase in personal bankruptcy filings or changes in bankruptcy regulations or practices. If our actual collection experience with respect to a defaulted bankrupt consumer receivables portfolio is significantly lower than we projected when we purchased the portfolio, our financial condition and results of operations could deteriorate.

Our ability to collect on portfolios of bankrupt consumer receivables may be impacted by changes in, or interpretations of, federal laws or changes in the administrative practices of the various bankruptcy courts.

We file claims in bankruptcy courts on consumer receivables in which consumers have filed for bankruptcy protection under available U.S. bankruptcy laws. We receive payments from the courts on consumer receivables which become bankrupt after we acquire them, and we also purchase accounts that are currently in bankruptcy proceedings. Our ability to collect on portfolios of bankrupt consumer receivables may be impacted by changes in, or interpretations of, federal laws or changes in administrative practices of the various bankruptcy courts.

Our ability to collect and enforce our finance receivables may be limited under federal and state laws.

The businesses conducted by PRA's operating subsidiaries are subject to licensing and regulation by governmental and regulatory bodies in the many jurisdictions in which we operate and conduct our business. Federal and state laws may limit our ability to collect and enforce our defaulted consumer receivables regardless of any act or omission on our part.  Some laws and regulations applicable to credit issuers may preclude us from collecting on defaulted consumer receivables we purchase if the credit issuer previously failed to comply with applicable laws in generating or servicing those receivables.  Collection laws and regulations also directly apply to our business.  Such laws and regulations are extensive and subject to change. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on consumer credit receivables.  Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, or changes in the ways that existing rules or laws are interpreted or enforced, may adversely affect our ability to collect on our defaulted consumer receivables and may harm our business.  In addition to the creation of the Consumer Financial Protection Bureau (the “CFPB”) noted below, federal, state and local governmental bodies are also considering, and may consider in the future, legislative proposals that would regulate the collection of our defaulted consumer receivables. Further, certain tax laws could negatively impact our ability to collect or cause us to incur additional expenses. Although we cannot predict if or how any future legislation would impact our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on our defaulted consumer receivables, which could reduce our profitability and harm our business.

Failure to comply with existing and new government regulation of the collections industry could result in penalties, fines, litigation, damage to our reputation or the suspension or termination of our ability to conduct our business.

The collections industry is governed by various U.S. federal, state and local laws and regulations, as well as by laws and regulations in the U.K. Many states regulate our business and require us to be a licensed debt collector. Our industry is also at times investigated by regulators and offices of state attorneys general, which could lead to enforcement actions, fines and penalties, or the assertion of private claims and law suits against us. The Federal Trade Commission has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. As discussed below, our debt collection activities are also subject to supervision and enforcement action by the CFPB. If we fail to comply with applicable laws and regulations, such failure could result in penalties, litigation losses and expenses, damage to our reputation, or the suspension or termination of our ability to conduct collections, which would adversely affect our financial results and condition. In addition, new federal and state or local laws or regulations or changes in the ways that existing rules or laws are interpreted or enforced could limit our activities in the future or significantly increase the cost of compliance. Furthermore, judges or regulatory bodies could interpret current rules or laws differently than the way we do, leading to such adverse consequences described above. If it is asserted that we failed to comply with applicable laws and regulations, such failure could result in penalties, litigation losses and expenses, damage to our reputation, or the suspension or termination of our ability to conduct collections, which would adversely affect our financial results and condition.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Reform Act (the “Dodd-Frank Act”) became law. The Dodd-Frank Act restructures the regulation and supervision of the financial services industry. The Dodd-Frank Act created a new independent regulator, the CFPB. The CFPB has rulemaking, supervisory, and enforcement and other authorities relating to consumer financial products and services, including debt collection, provided by covered persons. We are subject to the CFPB’s supervisory and enforcement authority.

The CFPB has rulemaking authority with respect to significant federal statutes that impact the debt collection industry, including the Fair Debt Collection Practices Act and the Fair Credit Reporting Act. As a result, the CFPB has the authority to adopt regulations that interpret the FDCPA, potentially impacting the manner in which we conduct our debt collection business. The Dodd-Frank Act also provides for the CFPB to take action against a covered person in regard to an unfair, deceptive, or abusive act or practice and to adopt rules describing specified acts and practices as being “unfair,” “deceptive,” or “abusive.”

In October 2012, the CFPB issued a rule that became effective on January 2, 2013, which subjects entities that qualify as larger participants of the consumer debt collection market to a higher level of supervision by the CFPB. Entities that have more than $10 million in annual receipts from consumer debt collection activities, as defined in the rule, are subject to this additional authority. Under this authority, we are subject to examination and supervision by the CFPB. We may in the future be subject to registration and reporting requirements imposed by the CFPB.

If we become subject to additional costs or liabilities in the future resulting from our supervision or examination by the CFPB, or by changes in, or additions to laws and regulations, that could adversely affect our results of operations and financial condition.

Investigations or enforcement actions by governmental authorities may result in changes to our business practices; negatively impact our portfolio purchasing volume; make collection of account balances more difficult or expose us to the risk of fines, penalties, restitution payments and litigation.

Our business practices may be subject to review from time to time by various governmental authorities. These reviews may involve governmental authority consideration of individual consumer complaints, or could involve a broader review of our debt collection policies and practices. Such investigations could lead to assertions by governmental authorities that we are not complying with applicable laws or regulations. In such circumstances, authorities may request or seek to impose a range of remedies that could involve potential compensatory or punitive damage claims, fines, restitutionary payments, sanctions or injunctive relief, that if agreed to or granted, could require us to make payments or incur other expenditures that could have an adverse effect on our financial position. Government authorities could also request or seek to require us to cease certain of our practices or institute new practices. We may also elect to change practices that we believe are compliant with applicable law and regulations in order to respond to the concerns of governmental authorities. Such changes in practices could negatively impact our results of operations. Negative publicity relating to investigations or proceedings brought by governmental authorities could have an adverse impact on our reputation, could harm our ability to conduct business with industry participants, and could result in financial institutions reducing or eliminating sales of portfolios to us which would harm our business and negatively impact our financial results. Moreover, responding to governmental inquiries and investigations and defending lawsuits or other proceedings could require significant expenditures and could divert management’s attention from our business operations. All of these factors could have an adverse effect on our business, financial condition and results of operations.

Our international operations expose us to additional risks which could harm our business, operating results, and financial condition.

In 2012, we acquired PRA UK, a United Kingdom debt collection and purchase group, and we intend to expand our international operations in the future. We have limited operating experience in international markets. In addition to risks described elsewhere in this section, our international operations expose us to numerous risks and uncertainties, including the following:

•	changes in local political, economic, social and labor conditions in Europe, particularly in the United Kingdom;

•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States;

•	currency exchange rate fluctuations and our ability to manage these fluctuations through a foreign exchange risk management program;

•	different employee/employer relationships, laws and regulations and existence of employment tribunals;

•	laws and regulations imposed by foreign governments, including those relating to governing data security, sharing and transfer;

•	potentially adverse tax consequences resulting from changes in tax laws in the foreign jurisdictions in which we operate; and

•	logistical, communications and other challenges caused by distance and cultural differences, making it harder to do business in certain jurisdictions.
Any one of these factors could adversely affect our business, results of operations and financial condition.

Compliance with complex foreign and U.S. laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions.

Compliance with complex foreign and U.S. laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions. These laws and regulations include anti-corruption laws such as the Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act of 2010 and other local laws prohibiting corrupt payments to governmental officials, and those related to taxation. The FCPA, and similar antibribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The U.K. Bribery Act 2010 prohibits certain entities from making improper payments to governmental officials and to commercial entities. Violations of these laws and regulations could result in fines and penalties; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also adversely affect our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies.

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

Our potential acquisition of Aktiv Kapital AS exposes us to risks which could harm our business, operating results, and financial condition.

On February 19, 2014, we entered into an agreement to acquire the equity of Aktiv Kapital AS (“Aktiv”). Aktiv is a Norway-based company specializing in the acquisition and servicing of non-performing consumer loans throughout Europe and Canada. It maintains in-house servicing platforms in eight markets, and owns portfolios in fifteen markets.

The announcement and pendency of the acquisition could cause disruptions in and create uncertainty surrounding our business. In addition, we have incurred, and will continue to incur, significant costs in connection with this acquisition and we have diverted, and will continue to divert, significant management resources in an effort to complete the acquisition. This could have a negative impact on our ability to manage our existing operations or pursue alternative strategic transactions, which could have a negative effect on our business, results of operations and financial condition.

The transaction is expected to close in the second quarter of 2014 upon successful completion of customary closing conditions, including approval of the transaction by applicable competition authorities and our ability to obtain the necessary financing to consummate the transaction. No assurances can be given that we will be able to close this transaction on the terms and conditions contemplated by the agreement executed on February 19, 2014, in accordance with the anticipated timing or at all. If the transaction is not consummated, investors could react negatively and could become concerned about our growth prospects over the next several years, which could negatively impact the price of our common stock.

We expect to finance this transaction with a combination of cash, seller financing, funding from our domestic revolving credit facility, and by accessing an accordion feature on our credit facility. Additionally, we have agreed to guarantee Aktiv’s current corporate debt. Furthermore, if we are not able to obtain the additional financing that we expect to obtain, it may be necessary for us to raise alternative funds, potentially at a much higher cost and on less advantageous terms. There can be no assurance that we will be successful in our efforts to obtain the financing necessary to consummate the transaction on favorable terms or at all.

As a result of the financing of this transaction, we expect our debt to increase significantly, both in terms of the total amount of our borrowings and as a percentage of the equity of the combined company. This increase in our indebtedness could increase our vulnerability to general adverse economic and industry conditions, make it more difficult for us to satisfy obligations with respect to our indebtedness, require us to dedicate a substantial portion of our cash flow from operations to service payments on our debt, limit our flexibility to react to changes in our business and the industry in which we operate, place us at a competitive disadvantage with our competitors that have less debt and limit our ability to borrow additional funds.

Integrating the operations of Aktiv successfully with our current operations or otherwise realizing the anticipated benefits of the acquisition of Aktiv involves a number of challenges. We may not successfully integrate the operations of Aktiv with our current operations, and we may not realize the anticipated benefits of the acquisition to the extent, or in the timeframe anticipated, or at all. The failure to successfully integrate the operations of Aktiv with our existing operations or to realize the anticipated benefits of the acquisition could have a negative effect on our business, results of operations and financial condition.

Other than our existing UK business, PRAUK, which we acquired in 2012, we have limited operating experience in international markets. If consummated, this international acquisition expands the risks and uncertainties described elsewhere in this section, including the following:

•	changes in local political, economic, social and labor conditions in Europe and Canada;

•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States;

•	currency exchange rate fluctuations and our ability to manage these fluctuations through a foreign exchange risk management program;

•	different employee/employer relationships, laws and regulations and existence of employment tribunals;

•	laws and regulations imposed by foreign governments, including those relating to governing data security, sharing and transfer;

•	potentially adverse tax consequences resulting from changes in tax laws in the foreign jurisdictions in which we operate; and

•	logistical, communications and other challenges caused by distance and cultural differences, making it harder to do business in certain jurisdictions.

Any one of these factors could have an adverse effect on our business, results of operations and financial condition.

Goodwill or other intangible asset impairment could negatively impact our net income and stockholders' equity.

Goodwill is not amortized, but is tested for impairment at the reporting unit level. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the recognition of goodwill impairment. These risks include, but are not limited to, adverse changes in macroeconomic conditions, the business climate, or the market for the entity's products or services; significant variances between actual and expected financial results; negative or declining cash flows; lowered expectations of future results; failure to realize anticipated synergies from acquisitions; significant expense increases; a more likely-than-not expectation of selling or disposing all or a portion of a reporting unit; the loss of key personnel; a sustained decline in the Company's market capitalization; and an adverse action or assessment by a regulator.

Other intangible assets, such as client and customer relationships, non-compete agreements and trademarks, are amortized. Risks, such as those that could lead to the recognition of goodwill impairment, could also lead to the recognition of other intangible asset impairment.

A loss of customers in our fee-for-service businesses could negatively affect our operations.

Our fee-for-service customers, in general, may terminate their relationship with us on 30 to 90 days' prior notice. In the event a customer or customers terminate or significantly cut back any relationship with us, it could reduce our profitability and harm our business. Additionally, with respect to the acquisitions of our fee businesses, a significant portion of the valuation of such business was attributed to existing client and customer relationships. Therefore, a loss of customers in these businesses could give rise to an impairment charge related to intangible assets specifically ascribed to existing client and customer relationships.

Our senior management team is important to our continued success and the loss of one or more members of senior management could negatively affect our operations.

The loss of the services of one or more of our key executive officers or key employees could disrupt our operations.  We have employment agreements with our Chief Executive Officer and several of our other senior executives.  The current agreements contain non-compete provisions that survive termination of employment.  However, these agreements do not and will not assure the continued services of these officers and we cannot ensure that the non-compete provisions will be enforceable. Our success depends on the continued service and performance of our key executive officers, and we cannot guarantee that we will be able to retain those individuals.

Our work force could become unionized in the future, which could adversely affect the stability of our operations and increase our costs.

Currently, none of our employees are represented by unions. However, our U.S. employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could adversely affect the stability of our work force and increase our costs.

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

We may not be able to retain, renegotiate or replace our credit facility.

Our credit facility includes an aggregate principal amount of $630.5 million which consists of a $195.0 variable rate term loan and a $435.5 million revolving facility that both mature on December 19, 2017. If we are unable to retain, renegotiate or replace our credit facility, our growth could be adversely affected, which could negatively impact liquidity and our business operations.

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

We may not be able to continue to satisfy the restrictive covenants in the agreements governing our debt.

The agreements governing our debt impose a number of covenants, including restrictive covenants on how we operate our business. Failure to satisfy any one of these covenants could result in negative consequences including the following, each of which could have an adverse effect on our liquidity and our ability to conduct business:

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

Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, in the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. Upon a conversion of Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares of our common stock), we will be required to make cash payments in respect of the Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or to settle conversions in cash and our ability to repurchase the Notes or pay cash upon conversion may be limited by law.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have an adverse effect on our reported financial results.

We follow the guidance of ASC 470-20, "Debt with Conversion and Other Options" (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their respective principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share could be adversely affected.

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

Our revolving credit facility bears interest at a variable rate. Increases in interest rates could increase our interest expense which would, in turn, lower our earnings. From time to time, we may enter into hedging transactions to mitigate our interest rate risk on a portion of our credit facility. Hedging strategies rely on assumptions and projections. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates, we may experience volatility in our earnings that could adversely affect our results of operations and financial condition. We had no interest rate hedge contracts at December 31, 2013.

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

PRA is subject to taxes in the U.S. and the United Kingdom. PRA's future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. Any of these changes could have an adverse effect on PRA's profitability. The determination of the worldwide provision for income taxes and other tax liabilities requires significant judgment. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may adversely affect our financial results in the period or periods for which such determination is made.

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

We file domestic income tax returns using the cost recovery method for tax revenue recognition as it relates to our debt purchasing business.  The Internal Revenue Service (“IRS”) has audited and issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006 and 2005. It has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction.  We have filed a petition in the United States Tax Court and believe we have sufficient support for the technical merits of our positions and that it is more-likely-than-not that they will ultimately be sustained; therefore, a reserve for uncertain tax positions is not necessary.  If we are unsuccessful in the United States Tax Court, we can appeal to the federal Circuit Court of Appeals.  If judicial appeals prove unsuccessful, we may ultimately be required to pay the related deferred taxes, any potential interest, and penalties, possibly requiring additional financing from other sources.  The deferred tax liability related to revenue recognition on our debt purchasing business is $209.3 million at December 31, 2013.  On June 30, 2011, we were notified by the IRS that the audit period was expanded to include the tax years ended December 31, 2009 and 2008. The statute of limitations for the 2008, 2009 and 2010 tax years has been extended to September 26, 2014.

For financial reporting purposes, we utilize the interest method of revenue recognition for determining our income recognized on finance receivables, which is based on an analysis of projected cash flows that may prove to be less than anticipated and could lead to reductions in future revenues or the incurrence of allowance charges.

We utilize the interest method to determine income recognized on finance receivables under the guidance of Financial Accounting Standards Board Accounting Standards Codification 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Under this method, static pools of receivables we acquire are modeled upon their projected cash flows. A yield is then established which, when applied to the unamortized purchase price of the receivables, results in the recognition of income at a constant yield relative to the remaining balance in the pool. Each static pool is analyzed regularly to assess the actual performance compared to that expected by the model. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a pool's remaining life. If a valuation allowance had been previously recognized for that pool, the allowance is reversed before recording any prospective yield adjustments. Any increase to the yield then becomes the new benchmark for future impairment testing for the pool. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. As a result, if the accuracy of the modeling process deteriorates or there is a significant decline in anticipated future cash flows, we could incur reductions in future revenues resulting from additional allowance charges, which could reduce our profitability in a given period.

Our loss contingency accruals may not be adequate to cover actual losses.

We are involved in judicial, regulatory, and arbitration proceedings or investigations concerning matters arising from our business activities.  We have adopted reasonable compliance procedures and believe we have meritorious defenses in all material litigation pending against us; however, there can be no assurance as to the ultimate outcome.  We establish accruals for potential liability arising from legal proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. An unfavorable resolution of a legal proceeding or claim could adversely impact our financial condition, results of operations, or cash flows. For more information, refer to the “Litigation” section of Note 14 (Commitments and Contingencies).

Class action suits and other litigation could divert our management’s attention from operating our business and increase our expenses.

Originators, debt purchasers and third-party collection agencies and attorneys in the consumer credit industry are frequently subject to putative class action lawsuits and other litigation. Claims include failure to comply with applicable laws and regulations and improper or deceptive origination and servicing practices. Being a defendant in such class action lawsuits or other litigation could adversely affect our results of operations and financial condition.

We rely on our systems, including our telecommunications and computers systems, and employees, and certain failures or disruptions could adversely affect the continuity of our business operations.

We may be subject to disruptions of our operating systems arising from events that are not entirely within our control. Those events may include, for example, terrorist attacks, war and the outcome of war and threats of attacks; computer viruses; electrical or telecommunications outages; natural disasters; computer hacking attacks; malicious employee acts; other intentional destructive human acts; and disease pandemics. We could be subject to both private and public legal actions if consumer information stored in our systems is lost or misappropriated, as we are subject to extensive laws and regulations concerning the use and safeguarding of this information. Any or all of these occurrences could have an adverse effect on our results of operations and financial condition.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional or unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident are operational interruption, damage to our image, and private data exposure. Private data may include customer information or proprietary business information such as underwriting and collections methodologies. We have implemented solutions, processes, and procedures to help mitigate these risks, but these measures, as well as our organization's increased awareness of our risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

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

We face bidding competition in our acquisition of defaulted consumer receivables and in our placement of fee based receivables, and we also compete on the basis of reputation, industry experience and performance. Some of our current competitors and possible new competitors may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs, longer operating histories and more established relationships in our industry than we currently have. Moreover, our competitors may elect to pay prices that we determine are not reasonable and, in that event, our volume of purchases may be diminished. In the future, we may not have the resources or ability to compete successfully. As there are few significant barriers for entry to new providers of fee based receivables management services, there can also be no assurance that additional competitors with greater resources than ours will not enter the market.

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

Wide fluctuations in the trading price or volume of our shares of common stock could be caused by many factors, including factors relating to our company or to investor perception of our company (including changes in financial estimates and recommendations by research analysts), but also factors relating to (or relating to investor perception of) the receivables management industry, debt collection or the economy in general.

Negative publicity or reputational attacks could damage our reputation and our business.

From time to time there are negative news stories about our industry or company, especially with respect to alleged conduct in collecting debt from customers. Internet sites are maintained where consumers can list their concerns about the activities of debt collectors and seek guidance from other website posters on how to handle the situation. Advertisements by debt relief attorneys and credit counseling centers are becoming more common, adding to the negative attention given to our industry. Negative public opinion about our alleged or actual debt collection practices or about the debt collection industry, including those expressed via television, newspapers, radio, or social media such as blogs, websites or newsletters, regardless of the factual accuracy of the assertions, could adversely impact our stock price and our ability to retain and attract customers and employees and customers may be more reluctant to pay their debts and more likely to pursue legal action against us regardless of whether those actions are warranted. Furthermore, such negative publicity could result in financial institutions reducing or eliminating sales of portfolios to us which would harm our business and negatively impact our financial results.

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

The sudden collapse of one of the financial institutions in which we are depositors could negatively affect our financial results.

We maintain depository accounts with financial institutions for daily cash flow needs. With the elimination of unlimited FDIC coverage on depository accounts at the end of 2012, we have exposure with certain financial institutions to the extent our cash balances exceed the current $250,000 in maximum coverage. If one of the financial institutions in which we have significant deposits in excess of $250,000 were to collapse suddenly, we could potentially be unable to retrieve our deposits and therefore incur significant losses relating to the lost deposits. This could have an adverse effect on our financial results.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters and primary operations facility are located in Norfolk, Virginia. Our leased PRA UK subsidiary facility is located in Kilmarnock, Scotland. In addition, we have operational centers, all of which are leased except the facilities in Kansas and Tennessee, in the following locations in the United States:
- Birmingham, Alabama                            - Hutchinson, Kansas
- Conshohocken, Pennsylvania                        - Jackson, Tennessee
- North Richland Hills, Texas                            - Lake Forest, California
- Fresno, California                                - Las Vegas, Nevada
- Hampton, Virginia                                - Rosemont, Illinois
- Houston, Texas                                - San Diego, California
We also lease several less significant facilities in various locations throughout the United States which are not listed above. We do not consider any specific leased or owned facility to be material to our operations. We believe that equally suitable alternative facilities are available in all areas where we currently do business.
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
No legal proceedings were commenced during the period covered by this report that the Company believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations and cash flows. Refer to Note 14 “Commitments and Contingencies” of our Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.
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

2012	High	Low
Quarter ended March 31, 2012	$24.69	$20.04
Quarter ended June 30, 2012	$30.45	$21.63
Quarter ended September 30, 2012	$35.39	$26.73
Quarter ended December 31, 2012	$35.67	$30.63

2013	High	Low
Quarter ended March 31, 2013	$42.59	$33.68
Quarter ended June 30, 2013	$54.62	$38.97
Quarter ended September 30, 2013	$61.60	$45.83
Quarter ended December 31, 2013	$63.96	$49.88
As of February 18, 2014, there were 77 holders of record of the Company's common stock. Based on information provided by our transfer agent and registrar, we believe that there were approximately 39,253 beneficial owners of the Company's common stock as of January 16, 2014.
Stock Performance
The following graph compares from December 31, 2008 to December 31, 2013, the cumulative stockholder returns assuming an initial investment of $100 in the Company's common stock at the beginning of the period, the stocks comprising the NASDAQ Global Market Composite Index, the NASDAQ Market Index (U.S.) and the stocks comprising a peer group index consisting of six peers which includes Encore Capital Group, Inc., Asta Funding, Inc., Atlanticus Holdings Corporation (formerly Compucredit Holdings Corporation), FTI Consulting Inc. and EPIQ Systems Inc. The prior year graph included Asset Acceptance Capital Corp., which merged with Encore Capital Group, Inc. during 2013. Any dividends paid during the five year period are assumed to be reinvested.

Portfolio Recovery Associates, Inc.
NASDAQ Global Market Composite Index
NASDAQ Market Index (U.S.)
Custom Peer Group
DOLLARS
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2008
2009
2010
2011
2012
2013
ASSUMES $100 INVESTED ON JAN. 01, 2009

	As of December 31,
	2008	2009	2010	2011	2012	2013
Portfolio Recovery Associates, Inc.	$100	$133	$222	$200	$316	$468
NASDAQ Market Index (U.S.)	$100	$144	$167	$168	$199	$277
NASDAQ Global Market Composite Index	$100	$145	$173	$150	$173	$289
Custom Peer Group	$100	$107	$102	$102	$99	$133
The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of PRA’s common stock. PRA does not make or endorse any predictions as to its future stock performance.

Dividend Policy
Our board of directors sets our dividend policy. We do not currently pay regular dividends on our common stock and did not pay dividends in 2013 or 2012; however, our board of directors may determine in the future to declare or pay dividends on our common stock. Under the terms of our credit facility, cash dividends may not exceed $20 million in any fiscal year without the consent of our lenders. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may consider relevant.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans see Note 10 "Share-Based Compensation" of our Consolidated Financial Statements.
Share Repurchase Program
On February 2, 2012, the Company's board of directors authorized a share repurchase program to purchase up to $100,000,000 of the Company's outstanding shares of common stock on the open market. There were no purchases of the Company's common stock during the fourth quarter of 2013.

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section below, the audited consolidated financial statements and the notes to the audited consolidated financial statements. Certain prior year amounts have been reclassified for consistency with the current period presentation.

	Years Ended December 31,
	2013	2012	2011	2010	2009
INCOME STATEMENT DATA:
(In thousands, except per share data)
Revenues:
Income recognized on finance receivables, net	$663,546	$530,635	$401,895	$309,680	$215,612
Fee income	71,589	62,166	57,040	63,026	65,479
Total revenues	735,135	592,801	458,935	372,706	281,091
Operating expenses:
Compensation and employee services	192,474	168,356	138,202	124,077	106,388
Legal collection fees	41,488	34,393	23,621	17,599	14,872
Legal collection costs	83,063	72,325	38,659	31,330	16,462
Agent fees	5,901	5,906	7,653	12,012	15,644
Outside fees and services	31,615	28,867	19,310	12,554	9,570
Communications	28,936	25,943	20,874	15,152	12,828
Rent and occupancy	7,536	6,781	5,891	5,313	4,761
Depreciation and amortization	14,385	14,515	12,943	12,437	9,213
Other operating expenses	25,809	19,651	14,914	12,370	10,744
Impairment of goodwill	6,397	—	—	—	—
Total operating expenses	437,604	376,737	282,067	242,844	200,482
Gain on sale of property	—	—	1,157	—	—
Income from operations	297,531	216,064	178,025	129,862	80,609
Interest income	3	10	7	65	3
Interest expense	(14,469)	(9,041)	(10,569)	(9,052)	(7,909)
Income before income taxes	283,065	207,033	167,463	120,875	72,703
Provision for income taxes	106,146	80,934	66,319	47,004	28,397
Net income	176,919	126,099	101,144	73,871	44,306
Adjustment for net (income)/loss attributable to redeemable noncontrolling interest	(1,605)	494	(353)	(417)	—
Net income attributable to Portfolio Recovery Associates, Inc.	$175,314	$126,593	$100,791	$73,454	$44,306
Net income per share attributable to Portfolio Recovery Associates, Inc:
Basic	$3.48	$2.48	$1.96	$1.46	$0.96
Diluted	$3.45	$2.46	$1.95	$1.45	$0.96
Weighted average number of shares outstanding:
Basic	50,366	50,991	51,330	50,460	46,260
Diluted	50,873	51,369	51,690	50,655	46,362
OPERATING AND OTHER FINANCIAL DATA:
(Dollars in thousands)
Cash receipts	$1,214,026	$970,852	$762,530	$592,368	$433,482
Operating expenses to cash receipts	36%	39%	37%	41%	46%
Return on equity (1)	22%	20%	19%	17%	14%
Acquisitions of finance receivables, at cost (2)	$656,784	$538,545	$408,408	$367,443	$288,889
Acquisitions of finance receivables, at face value (2)	$7,860,096	$6,154,973	$9,792,357	$6,804,952	$8,109,694
Employees at period end	3,543	3,221	2,641	2,473	2,213

(1)	Calculated by dividing net income for each year by average monthly stockholders’ equity for the same year.

(2)
Represents cash paid for finance receivables. It does not include certain capitalized costs or buybacks. It also does not include the finance receivables acquired as part of the initial acquisition of PRA UK in 2012.

Below are listed certain key balance sheet data for the periods presented:

	As of December 31,
	2013	2012	2011	2010	2009
(In thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$162,004	$32,687	$26,697	$41,094	$20,265
Finance receivables, net	1,239,191	1,078,951	926,734	831,330	693,462
Total assets	1,601,232	1,288,956	1,071,123	995,908	794,433
Borrowings	451,780	327,542	221,246	320,396	320,799
Total stockholders’ equity	869,476	708,427	595,488	490,516	335,480
Below are listed the quarterly consolidated income statements for the years ended December 31, 2013 and 2012:

	For the Quarter Ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
(In thousands, except per share data)
INCOME STATEMENT DATA:
Revenues:
Income recognized on finance receivables, net	$168,728	$171,456	$168,570	$154,792	$138,068	$135,754	$132,587	$124,226
Fee income	16,125	26,306	14,391	14,767	16,183	14,765	15,298	15,920
Total revenues	184,853	197,762	182,961	169,559	154,251	150,519	147,885	140,146
Operating expenses:
Compensation and employee services	46,393	52,882	48,202	44,997	44,849	41,334	42,479	39,694
Legal collection fees	10,144	10,206	10,609	10,529	9,153	8,635	8,988	7,617
Legal collection costs	20,044	19,801	22,717	20,501	14,619	15,810	18,227	23,669
Agent fees	1,608	1,404	1,280	1,609	1,411	1,545	1,323	1,627
Outside fees and services	6,827	8,707	8,634	7,447	7,292	10,131	5,584	5,860
Communications	7,537	6,645	6,675	8,079	6,255	5,996	6,195	7,496
Rent and occupancy	2,075	1,950	1,824	1,687	1,728	1,786	1,656	1,611
Depreciation and amortization	3,732	3,753	3,534	3,366	3,681	3,623	3,555	3,656
Other operating expenses	8,143	6,549	5,660	5,457	5,274	4,601	5,282	4,495
Impairment of goodwill	—	6,397	—	—	—	—	—	—
Total operating expenses	106,503	118,294	109,135	103,672	94,262	93,461	93,289	95,725
Income from operations	78,350	79,468	73,826	65,887	59,989	57,058	54,596	44,421
Interest income	3	—	—	—	2	—	7	1
Interest expense	(4,862)	(3,995)	(2,923)	(2,689)	(1,818)	(2,189)	(2,381)	(2,653)
Income before income taxes	73,491	75,473	70,903	63,198	58,173	54,869	52,222	41,769
Provision for income taxes	27,714	26,262	27,489	24,681	22,441	21,742	20,171	16,580
Net income	45,777	49,211	43,414	38,517	35,732	33,127	32,051	25,189
Adjustment for net (income)/loss attributable to redeemable noncontrolling interest	—	(1,873)	185	83	70	187	(36)	273
Net income attributable to Portfolio Recovery Associates, Inc.	$45,777	$47,338	$43,599	$38,600	$35,802	$33,314	$32,015	$25,462
Net income per share attributable to Portfolio Recovery Associates, Inc:
Basic	$0.92	$0.94	$0.86	$0.76	$0.71	$0.66	$0.63	$0.49
Diluted	$0.91	$0.93	$0.85	$0.75	$0.70	$0.65	$0.62	$0.49
Weighted average number of shares outstanding:
Basic	49,750	50,154	50,751	50,801	50,649	50,643	51,081	51,588
Diluted	50,375	50,660	51,183	51,273	51,216	51,066	51,399	51,801

Below are listed the quarterly consolidated balance sheets for the years ended December 31, 2013 and 2012:

	Quarter Ended as of:
(Dollars in thousands)	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
BALANCE SHEET DATA:
Assets
Cash and cash equivalents	$162,004	$108,705	$43,459	$39,111	$32,687	$31,488	$42,621	$28,068
Finance receivables, net	1,239,191	1,256,822	1,236,859	1,169,747	1,078,951	973,594	966,508	945,242
Accounts receivable, net	12,359	12,047	10,421	9,234	10,486	8,417	8,580	9,107
Income taxes receivable	11,710	2,708	2,487	—	—	—	—	—
Property and equipment, net	31,541	28,059	27,278	25,470	25,312	25,506	26,016	26,369
Deferred tax asset	1,361	—	—	—	—	—	—	—
Goodwill	103,843	102,891	106,953	106,912	109,488	100,456	99,384	97,480
Intangible assets, net	15,767	16,746	17,396	18,550	20,364	21,167	22,364	27,179
Other assets	23,456	20,007	12,393	13,715	11,668	9,070	8,265	8,581
Total assets	$1,601,232	$1,547,985	$1,457,246	$1,382,739	$1,288,956	$1,169,698	$1,173,738	$1,142,026
Liabilities and Equity
Liabilities
Accounts payable	$14,819	$14,446	$9,356	$12,590	$12,155	$10,234	$10,508	$10,915
Accrued expenses	27,655	33,023	29,600	20,283	18,953	11,197	6,859	7,852
Income taxes payable	—	740	—	22,349	3,125	7,359	8,468	16,688
Accrued compensation	27,431	20,454	14,552	9,260	12,804	13,241	11,588	6,854
Net deferred tax liability	210,071	200,109	187,730	185,772	185,277	186,506	190,639	194,286
Borrowings	451,780	452,229	413,774	371,159	327,542	250,674	292,849	265,936
Total liabilities	731,756	721,001	655,012	621,413	559,856	479,211	520,911	502,531
Redeemable noncontrolling interest	—	10,336	10,336	10,336	20,673	19,998	19,381	18,783
Stockholders’ equity
Common stock	498	498	507	510	507	507	507	516
Additional paid in capital	729,505	129,570	156,574	159,256	150,878	149,480	147,543	165,789
Retained earnings	135,441	683,728	636,390	592,791	554,191	518,389	485,075	453,060
Accumulated other comprehensive income/(loss)	4,032	2,852	(1,573)	(1,567)	2,851	2,113	321	1,347
Total stockholders’ equity	869,476	816,648	791,898	750,990	708,427	670,489	633,446	620,712
Total liabilities and equity	$1,601,232	$1,547,985	$1,457,246	$1,382,739	$1,288,956	$1,169,698	$1,173,738	$1,142,026

Below are certain key financial data and ratios as of and for the years ended December 31, 2013, 2012 and 2011:
FINANCIAL HIGHLIGHTS

	2013	2012	2011
EARNINGS (in thousands)
Income recognized on finance receivables, net	$663,546	$530,635	$401,895
Fee income	71,589	62,166	57,040
Total revenues	735,135	592,801	458,935
Operating expenses	437,604	376,737	282,067
Income from operations	297,531	216,064	178,025
Net interest expense	14,467	9,031	10,562
Net income	176,919	126,099	101,144
Net income attributable to Portfolio Recovery Associates, Inc.	175,314	126,593	100,791
PERIOD-END BALANCES (in thousands)
Cash and cash equivalents	$162,004	$32,687	$26,697
Finance receivables, net	1,239,191	1,078,951	926,734
Goodwill and intangible assets, net	119,610	129,852	76,274
Total assets	1,601,232	1,288,956	1,071,123
Borrowings	451,780	327,542	221,246
Total liabilities	731,756	559,856	457,804
Total equity	869,476	708,427	595,488
FINANCE RECEIVABLE COLLECTIONS (dollars in thousands)
Cash collections	$1,142,437	$908,684	$705,490
Cash collections on fully amortized pools	35,520	28,972	36,929
Principal amortization without allowance charges	480,912	371,497	293,431
Principal amortization with allowance charges	478,890	378,049	303,595
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	41.9%	41.6%	43.0%
Excluding fully amortized pools	43.3%	43.0%	45.4%
ALLOWANCE FOR FINANCE RECEIVABLES (dollars in thousands)
Allowance (reversal)/charge	$(2,022)	$6,552	$10,164
Allowance (reversal)/charge to period-end net finance receivables	(0.20)%	0.61%	1.10%
Allowance (reversal)/charge to net finance receivable income	(0.30)%	1.23%	2.53%
Allowance (reversal)/charge to cash collections	(0.20)%	0.72%	1.44%
PURCHASES OF FINANCE RECEIVABLES (dollars in thousands)
Cash paid—core	$395,068	$259,795	$213,389
Face value—core	4,704,609	3,581,246	7,900,762
Cash paid—bankruptcy	242,649	262,630	195,019
Face value—bankruptcy	2,814,044	2,104,977	1,891,595
Cash paid—other	19,067	16,120	—
Face value—other	341,443	468,750	—
Purchase price—total	656,784	538,545	408,408
Face value—total	7,860,096	6,154,973	9,792,357
Number of portfolios—total	347	416	333
ESTIMATED REMAINING COLLECTIONS (in thousands)
Estimated remaining collections—core	$1,824,132	$1,387,711	$1,159,086
Estimated remaining collections—bankruptcy	822,988	905,136	794,262
Estimated remaining collections—other	22,150	22,342	—
Estimated remaining collections—total	2,669,270	2,315,189	1,953,348
SHARE DATA (7) (share amounts in thousands)
Net income per common share—diluted	$3.45	$2.46	$1.95
Weighted average number of shares outstanding—diluted	50,873	51,369	51,690
Shares repurchased	1,203	994	—
Average price paid per share repurchased (including acquisition costs)	$48.62	$22.85	$—
Closing market price	$52.84	$35.62	$22.51
RATIOS AND OTHER DATA (dollars in thousands)
Return on average equity (1)	22.2%	19.6%	18.5%
Return on revenue (2)	24.1%	21.3%	22.0%
Return on average assets (3)	11.9%	10.8%	9.7%
Operating margin (4)	40.5%	36.4%	38.8%
Operating expense to cash receipts (5)	36.0%	38.8%	37.0%
Debt to equity (6)	52.0%	46.2%	37.2%
Number of collectors	2,313	2,153	1,658
Number of employees	3,543	3,221	2,641
Cash receipts (5)	$1,214,026	$970,852	$762,530
Line of credit—unused portion at period end	435,500	273,000	187,500
(1) Calculated as net income divided by average equity for the year.
(2) Calculated as net income divided by total revenues.
(3) Calculated as net income divided by average assets for the year.
(4) Calculated as income from operations divided by total revenues.
(5) "Cash receipts" is defined as cash collections plus fee income.
(6) For purposes of this ratio, "debt" equals the line of credit balance plus long-term debt plus convertible debt.
(7) Share data has been adjusted to reflect the three-for-one stock split by means of a stock dividend which was declared on June 10, 2013 and paid August 1, 2013.

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

PRA is headquartered in Norfolk, Virginia, and employs approximately 3,500 people. The shares of PRA are traded on the NASDAQ Global Select Market under the symbol “PRAA.”

On February 19, 2014, we entered into an agreement to acquire the equity of Aktiv Kapital AS (“Aktiv”), a Norway-based company specializing in the acquisition and servicing of non-performing consumer loans throughout Europe and in Canada, for approximately $880 million, we also agreed to assume approximately $435 million of Aktiv's corporate debt, resulting in an acquisition of estimated total enterprise value of $1.3 billion. This acquisition will provide us entry into thirteen new markets, providing us additional geographical diversity in portfolio purchasing and collection, and with entry into new growth markets. We expect Aktiv's Chief Executive Officer and his executive team and the more than 400 Aktiv employees to join our workforce upon the closing of the transaction. The transaction is expected to close in the second quarter of 2014, upon successful completion of customary closing conditions, including approval of the transaction by applicable competition authorities and our ability to obtain the necessary financing to consummate the transaction.

We expect to finance this transaction with a combination of cash, $170 million of seller financing, $435 million from our domestic revolving credit facility, and by accessing an accordion feature on our credit facility of up to $214 million. We may choose to use other debt instruments to expand, replace or pay down any of these financing options. We anticipate transaction costs of approximately $15 million, which we expect to incur between both the first and second quarters of 2014. Our total borrowings are projected to be approximately $1.8 billion after closing, compared to PRA’s total borrowings of $452 million at December 31, 2013.

A publicly traded company from 1997 until early 2012, Aktiv has developed a mixed in-house and outsourced collection strategy. It maintains in-house servicing platforms in eight markets, and owns portfolios in fifteen markets. Aktiv has more than 20 years of experience and data in a wide variety of consumer asset classes, across an extensive geographic background. Aktiv has acquired more than 2,000 portfolios, with a face value of more than $38 billion. In 2013, Aktiv collected $318 million on its portfolios and purchased $248 million in new portfolios, up from $222 million in 2012. Aktiv’s total assets were approximately $900 million at December 31, 2013.

Earnings Summary

For the year ended December 31, 2013, net income attributable to PRA was $175.3 million, or $3.45 per diluted share, compared with $126.6 million, or $2.46 per diluted share, for the year ended December 31, 2012. Total revenues were $735.1 million for the year ended December 31, 2013, up 24.0% from the same year ago period. Revenues during the year ended December 31, 2013 consisted of $663.5 million in income recognized on finance receivables, net of allowance charges, and $71.6 million in fee income. Income recognized on finance receivables, net of allowance charges, for the year ended December 31, 2013 increased $132.9 million, or 25.1%, over 2012, primarily as a result of a significant increase in cash collections. Cash collections were $1,142.4 million during the year ended December 31, 2013, up 25.7% over $908.7 million in the year ended December 31, 2012. During the year ended December 31, 2013, PRA recorded $2.0 million in net allowance charge reversals, compared with $6.6 million in net allowance charges in the year ended December 31, 2012. Our performance has been positively impacted by operational efficiencies surrounding the cash collections process, including the continued refinement of account scoring analytics as it relates to both legal and non-legal collection channels. Additionally, we have continued to develop our internal legal collection staff resources, which enables us to place accounts into that channel that otherwise would have been prohibitively expensive for legal action and to collect these accounts more efficiently and profitably.

Fee income increased from $62.2 million for the year ended December 31, 2012 to $71.6 million in 2013, primarily due to an increase in revenues generated by CCB and our PGS business. The increase in revenue from CCB is due primarily to larger distributions of class action settlements in the year ended December 31, 2013 as compared to the year ended December 31, 2012. In particular, there was one large class action settlement which generated approximately $9.3 million in fee income. This was partially offset by declines in revenue at our PLS and PRA UK businesses. The decline from PLS is due primarily to the adverse impact of the economic slowdown on automobile financing and related collateral recovery activities. The decline in fee income from PRA UK is due primarily to a decline in the amount of contingent fee work provided to us by debt owners for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

A summary of how our revenue was generated during the year ended December 31, 2013, 2012 and 2011 is as follows:

(in thousands)	2013	2012	2011
Cash collections	$1,142,437	$908,684	$705,490
Principal amortization	(480,913)	(371,497)	(293,431)
Net allowance reversals/(charges)	2,022	(6,552)	(10,164)
Income recognized on finance receivables, net	663,546	530,635	401,895
Fee income	71,589	62,166	57,040
Total revenues	$735,135	$592,801	$458,935
Operating expenses were $437.6 million for the year ended December, 31, 2013, up 16.2% as compared to the year ended December 31, 2012, due primarily to increases in compensation expense, legal collection costs, legal collection fees, other operating expenses and impairment of goodwill. Compensation expense increased primarily as a result of larger staff sizes, as well as an increase in share-based compensation expense and incentive and other performance based compensation incurred as a result of the overall strong Company performance. Compensation and employee service expenses increased as total employees grew 10.0% to 3,543 as of December 31, 2013 from 3,221 as of December 31, 2012. Legal collection costs were $83.1 million for the year ended December 31, 2013 compared to $72.3 million for the year ended December 31, 2012, an increase of $10.8 million or 14.9%.  This increase was the result of an increased portfolio size as well as a refinement of our internal scoring methodology that expanded our account selections for legal action.  This strategy to expand the accounts brought into the legal collection process resulted in significant initial expenses, which may drive additional future cash collections and revenue. Legal collection fees increased from $34.4 million for the year ended December 31, 2012 to $41.5 million for the year ended December 31, 2013, an increase of $7.1 million or 20.6%.  This increase was the result of an increase in cash collections from outside attorneys from $157.8 million in the year ended December 31, 2012 to $192.4 million for the year ended December 31, 2013, an increase of $34.6 million or 21.9%. Other operating expenses increased from $19.7 million for the year ended December 31, 2012 to $25.8 million for the year ended December 31, 2013, an increase of $6.1 million or 31.0%. Of the $6.1 million increase, $4.1 million is related to the additional expense incurred as a result of the earn-out provision of the asset purchase agreement entered into in connection with the acquisition of certain finance receivables and operating assets of National Capital Management ("NCM") in 2012 and $0.8 million is due to an increase in insurance expenses. None of the remaining $1.2 million increase was attributable to any significant identifiable items.
During the year ended December 31, 2013, we acquired finance receivables portfolios with an aggregate face value amount of $7.9 billion at a cost of $656.8 million. During the year ended December 31, 2012, excluding the initial investment in the PRA UK portfolio, we acquired finance receivable portfolios with an aggregate face value of $6.2 billion at a cost of $538.5 million. During the year ended December 31, 2011, we acquired finance receivable portfolios with an aggregate face value of $9.8 billion at a cost of $408.4 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period's buying.

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
The following table sets forth certain operating data as a percentage of total revenues for the years indicated:

	2013		2012		2011
Revenues:
Income recognized on finance receivables, net	$663,546	90.3%	$530,635	89.5%	$401,895	87.6%
Fee income	71,589	9.7	62,166	10.5	57,040	12.4
Total revenues	735,135	100.0	592,801	100.0	458,935	100.0
Operating expenses:
Compensation and employee services	192,474	26.2	168,356	28.4	138,202	30.1
Legal collection fees	41,488	5.6	34,393	5.8	23,621	5.1
Legal collection costs	83,063	11.3	72,325	12.2	38,659	8.4
Agent fees	5,901	0.8	5,906	1.0	7,653	1.7
Outside fees and services	31,615	4.3	28,867	4.9	19,310	4.2
Communications	28,936	3.9	25,943	4.4	23,372	5.1
Rent and occupancy	7,536	1.0	6,781	1.1	5,891	1.3
Depreciation and amortization	14,385	2.0	14,515	2.4	12,943	2.8
Other operating expenses	25,809	3.5	19,651	3.3	12,416	2.7
Impairment of goodwill	6,397	0.9	—	—	—	—
Total operating expenses	437,604	59.5	376,737	63.5	282,067	61.4
Gain on sale of property	—	—	—	—	1,157	0.3
Income from operations	297,531	40.5	216,064	36.5	178,025	38.9
Interest income	3	0.0	10	0.0	7	0.0
Interest expense	(14,469)	(2.0)	(9,041)	(1.5)	(10,569)	(2.3)
Income before income taxes	283,065	38.5	207,033	35.0	167,463	36.6
Provision for income taxes	106,146	14.4	80,934	13.7	66,319	14.5
Net income	176,919	24.1%	126,099	21.3%	101,144	22.1%
Adjustment for net (income)/loss attributable to redeemable noncontrolling interest	(1,605)	(0.2)	494	0.1	(353)	(0.1)
Net income attributable to Portfolio Recovery Associates, Inc.	$175,314	23.9%	$126,593	21.4%	$100,791	22.0%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenues
Total revenues were $735.1 million for the year ended December 31, 2013, an increase of $142.3 million or 24.0% compared to total revenues of $592.8 million for the year ended December 31, 2012.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net, was $663.5 million for the year ended December 31, 2013, an increase of $132.9 million or 25.1% compared to income recognized on finance receivables, net, of $530.6 million for the year ended December 31, 2012. The increase was primarily due to an increase in cash collections on our owned finance receivables to $1,142.4 million for the year ended December 31, 2013 compared to $908.7 million for the year ended December 31, 2012, an increase of $233.7 million or 25.7%. Our finance receivables amortization rate, including net allowance charges, was 41.9% for the year ended December 31, 2013 compared to 41.6% for the year ended December 31, 2012.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio’s original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield. During the years ended December 31, 2013 and 2012, the Company reclassified amounts from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts relating to pools acquired from 2009-2011. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the year ended December 31, 2013, we recorded net allowance charge reversals of $2.0 million, which consisted of net allowance charge reversals of $8.9 million on our Core portfolios, mainly on pools purchased between 2005 and 2008, offset by allowance charges of $6.9 million on purchased bankruptcy portfolios acquired mainly in 2007 and 2008. For the year ended December 31, 2012, we recorded net allowance charges of $6.6 million, $8.6 million of which related to purchased bankruptcy portfolios acquired mainly in 2007 and 2008, offset by a net reversal of $2.0 million on Core portfolios. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our previous expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (relating to the collection and movement of accounts on both our collection floor and external channels), and decreases in productivity related to turnover of our collection staff.
Fee Income
Fee income was $71.6 million for the year ended December 31, 2013, an increase of $9.4 million or 15.1% compared to fee income of $62.2 million for the year ended December 31, 2012. Fee income increased primarily due to an increase in revenues generated by CCB and our PGS business. The increase in revenue from CCB is due primarily to larger distributions of class action settlements in the year ended December 31, 2013 as compared to the year ended December 31, 2012. In particular, there was one large class action settlement which generated approximately $9.3 million in fee income. This was partially offset by declines in revenue at our PLS and PRA UK businesses. The decline from PLS is due primarily to the adverse impact of the economic slowdown on automobile financing and related collateral recovery activities. The decline in fee income from PRA UK is due primarily to a decline in the amount of contingent fee work provided to us by debt owners for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Operating Expenses
Total operating expenses were $437.6 million for the year ended December 31, 2013, an increase of $60.9 million or 16.2% compared to total operating expenses of $376.7 million for the year ended December 31, 2012. Total operating expenses were 36.0% of cash receipts for the year ended December 31, 2013 compared with 38.8% for the year ended December 31, 2012.
Compensation and Employee Services
Compensation and employee service expenses were $192.5 million for the year ended December 31, 2013, an increase of $24.1 million or 14.3% compared to compensation and employee service expenses of $168.4 million for the year ended December 31, 2012. Compensation expense increased primarily as a result of larger staff sizes, as well as an increase in share-based compensation expense and incentive and other performance based compensation incurred as a result of the overall strong Company performance. Total employees grew 10.0% to 3,543 as of December 31, 2013 from 3,221 as of December 31, 2012. Additionally, some existing employees received appropriate salary increases based on performance. Compensation and employee service expenses as a percentage of cash receipts decreased to 15.9% for the year ended December 31, 2013 from 17.3% of cash receipts for the year ended December 31, 2012.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party attorney network. Legal collection fees were $41.5 million for the year ended December 31, 2013, an increase of $7.1 million, or 20.6%, compared to legal collection fees of $34.4 million for the year ended December 31, 2012. This increase was the result of an increase in our external legal collections which increased $34.6 million or 21.9%, from $157.8 million for the year ended December 31, 2012 to $192.4 million for the year ended December 31, 2013. Legal collection fees for the year ended December 31, 2013 were 3.4% of cash receipts, compared to 3.5% for the year ended December 31, 2012.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents paid to sellers of defaulted consumer receivables. Legal collection costs were $83.1 million for the year ended December 31, 2013, an increase of $10.8 million, or 14.9%, compared to legal collection costs of $72.3 million for the year ended December 31, 2012. Beginning in early 2012 and continuing into 2013, as a result of the refinement of our internal scoring methodology that expanded our account selections for legal action, we expanded the accounts brought into the legal collection process which resulted in significant initial expenses, which may continue to drive additional future cash collections and revenue. These legal collection costs represent 6.8% and 7.4% of cash receipts for the years ended December 31, 2013 and 2012, respectively.
Agent Fees
Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $5.9 million for both the years ended December 31, 2013, and 2012, respectively.
Outside Fees and Services
Outside fees and services expenses were $31.6 million for the year ended December 31, 2013, an increase of $2.7 million or 9.3% compared to outside fees and services expenses of $28.9 million for the year ended December 31, 2012. Of the $2.7 million increase, $1.8 million was attributable to an increase in corporate legal expenses and the remaining $0.9 million increase was attributable to other outside fees and services including increases in non-capitalized software development costs.
Communications
Communications expenses were $28.9 million for the year ended December 31, 2013, an increase of $3.0 million or 11.6% compared to communications expenses of $25.9 million for the year ended December 31, 2012. The increase was primarily due to additional postage expense resulting from an increase in special letter campaigns. The remaining increase was mainly attributable to increased telephone expenses. Expenses related to customer mailings were responsible for 66.7% or $2.0 million of this increase, while the remaining 33.3% or $1.0 million was attributable to increased telephone and telecommunication related expenses.
Rent and Occupancy
Rent and occupancy expenses were $7.5 million for the year ended December 31, 2013, an increase of $0.7 million or 10.3% compared to rent and occupancy expenses of $6.8 million for the year ended December 31, 2012. The increase was primarily due to the additional space leased at our Norfolk headquarters, the addition of NCM in December of 2012 as well as increased utility charges.

Depreciation and Amortization
Depreciation and amortization expenses were $14.4 million for the year ended December 31, 2013, a decrease of $0.1 million or 1.0% compared to depreciation and amortization expenses of $14.5 million for the year ended December 31, 2012.
Other Operating Expenses
Other operating expenses were $25.8 million for the year ended December 31, 2013, an increase of $6.1 million or 31.0% compared to other operating expenses of $19.7 million for the year ended December 31, 2012. Of the $6.1 million increase, $4.1 million is related to the additional expense incurred as a result of the earn-out provision of the NCM purchase agreement and $0.8 million is due to an increase in insurance expenses. None of the remaining $1.2 million increase was attributable to any significant identifiable items.
Impairment of Goodwill
Impairment of goodwill expense was $6.4 million for the year ended December 31, 2013, compared to $0 for the year ended December 31, 2012. During the third quarter of 2013, we evaluated the goodwill associated with our PLS reporting unit, which had experienced a revenue and profitability decline, recent net losses and the loss of a significant client during the quarter. Based on this evaluation, we recorded a $6.4 million impairment of goodwill in the third quarter of 2013. This non-cash charge represents the full amount of goodwill previously recorded for PLS. All other intangible assets related to PLS were fully amortized as of September 30, 2013.
Interest Expense
Interest expense was $14.5 million for the year ended December 31, 2013, an increase of $5.5 million or 61.1% compared to interest expense of $9.0 million for the year ended December 31, 2012. The increase was primarily due to the completion on August 13, 2013, through a private offering of $287.5 million in aggregate principal amount of our 3.00% Convertible Senior Notes due 2020, as well as an increase in average borrowings under our credit facility for the year ended December 31, 2013, compared to the year ended December 31, 2012. The average borrowings on our credit facility were $309.7 million and $258.0 million for the years ended December 31, 2013 and 2012, respectively.
Provision for Income Taxes
Income tax expense was $106.1 million for the year ended December 31, 2013, an increase of $25.2 million or 31.2% compared to income tax expense of $80.9 million for the year ended December 31, 2012. The increase was mainly due to an increase of 36.7% in income before taxes for the year ended December 31, 2013 when compared to the year ended December 31, 2012. This was partially offset by a decrease in the effective tax rate to 37.5% for the year ended December 31, 2013 compared to 39.1% for the year ended December 31, 2012. The decrease in the effective tax rate is primarily attributable to state revenue apportionment changes and tax credits.
We intend for predominantly all foreign earnings to be permanently reinvested in our foreign operations. If foreign earnings were repatriated, we would need to accrue and pay taxes; however, foreign tax credits would be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with permanently reinvested earnings is $5.4 million as of December, 31, 2013.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenues
Total revenues were $592.8 million for the year ended December 31, 2012, an increase of $133.9 million or 29.2% compared to total revenues of $458.9 million for the year ended December 31, 2011.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net, was $530.6 million for the year ended December 31, 2012, an increase of $128.7 million or 32.0% compared to income recognized on finance receivables, net, of $401.9 million for the year ended December 31, 2011. The increase was primarily due to an increase in cash collections on our owned finance receivables to $908.7 million for the year ended December 31, 2012 compared to $705.5 million for the year ended December 31, 2011, an increase of $203.2 million or 28.8%. Our finance receivables amortization rate, including net allowance charges, was 41.6% for the year ended December 31, 2012 compared to 43.0% for the year ended December 31, 2011. During the year ended December 31, 2012, excluding the initial investment in the PRA UK portfolio, we acquired finance receivables portfolios with an aggregate face value amount of $6.2 billion at a cost of $538.5 million. During the year ended December 31, 2011, we acquired finance receivable portfolios with an aggregate face value of $9.8 billion at a cost of $408.4 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period's buying.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio’s original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield. During the years ended December 31, 2012 and 2011, the Company reclassified amounts from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts relating to pools acquired from 2009-2011 and 2009-2010, respectively. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows.
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
Fee Income
Fee income was $62.2 million for the year ended December 31, 2012, an increase of $5.2 million or 9.1% compared to fee income of $57.0 million for the year ended December 31, 2011. Fee income increased primarily due to the acquisition of PRA UK in the first quarter of 2012. This increase was partially offset by declines in revenue generated by both our PLS and CCB businesses. The decline from PLS is due primarily to the adverse impact of the economic slowdown on automobile financing and related collateral recovery activities. The decline from CCB is due primarily to larger distributions of class action settlements in the year ended December 31,

2011 as compared to the year ended December 31, 2012. We anticipate, based on available data on hand at December 31, 2012, that CCB's fee income should increase in 2013. In particular, we believe there will likely be one large class action settlement which could generate approximately $4.0 to $6.0 million or more in fee income.
Operating Expenses
Total operating expenses were $376.7 million for the year ended December 31, 2012, an increase of $94.6 million or 33.5% compared to total operating expenses of $282.1 million for the year ended December 31, 2011. Total operating expenses were 38.8% of cash receipts for the year ended December 31, 2012 compared with 37.0% for the year ended December 31, 2011.
Compensation and Employee Services
Compensation and employee service expenses were $168.4 million for the year ended December 31, 2012, an increase of $30.2 million or 21.9% compared to compensation and employee service expenses of $138.2 million for the year ended December 31, 2011. Compensation expense increased primarily as a result of larger staff sizes, including the addition of new employees as a result of the acquisition of PRA UK on January 16, 2012, as well as an increase in share-based compensation expense. Total employees grew 22.0% to 3,221 as of December 31, 2012 from 2,641 as of December 31, 2011. Additionally, existing employees received normal salary increases. Compensation and employee service expenses as a percentage of cash receipts decreased to 17.3% for the year ended December 31, 2012 from 18.1% of cash receipts for the year ended December 31, 2011.
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
Communications
Communications expenses were $25.9 million for the year ended December 31, 2012, an increase of $5.0 million or 23.9% compared to communications expenses of $20.9 million for the year ended December 31, 2011. The increase was primarily due to additional postage expense resulting from an increase in special letter campaigns. The remaining increase was mainly attributable to telephone expenses incurred by PRA UK. Expenses related to customer mailings were responsible for 84.0% or $4.2 million of this increase, while the remaining 16.0% or $0.8 million was attributable to increased telephone and telecommunication related expenses.

Rent and Occupancy
Rent and occupancy expenses were $6.8 million for the year ended December 31, 2012, an increase of $0.9 million or 15.3% compared to rent and occupancy expenses of $5.9 million for the year ended December 31, 2011. The increase was primarily due to the additional space leased for our Birmingham call center operations, the addition of our PRA UK foreign operations as well as increased utility charges.
Depreciation and Amortization
Depreciation and amortization expenses were $14.5 million for the year ended December 31, 2012, an increase of $1.6 million or 12.4% compared to depreciation and amortization expenses of $12.9 million for the year ended December 31, 2011. The increase was primarily due to the additional depreciation and amortization expense incurred as a result of the acquisition of PRA UK and its related property, equipment and intangible assets.
Other Operating Expenses
Other operating expenses were $19.7 million for the year ended December 31, 2012, an increase of $4.8 million or 32.2% compared to other operating expenses of $14.9 million for the year ended December 31, 2011. Of the $4.8 million increase, $0.9 million was due to an increase in the provision for doubtful accounts, $0.8 million was due to an increase in travel and travel related expenses, $0.4 million was primarily attributable to additional taxes, fees and licenses, $0.5 million was due to an increase in repairs and maintenance and $0.4 million was due to increased insurance expenses, when compared to the year ended December 31, 2011. None of the remaining $1.8 million increase was attributable to any significant identifiable items.
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
Purchase price multiples can also vary among types of finance receivables. For example, we incur lower collection costs on our bankruptcy portfolio compared with our Core portfolio. This allows us in general to pay more for a bankruptcy portfolio, experience lower purchase price multiples, and yet generate similar internal rates of return when compared with a Core portfolio.
Within a given portfolio type, to the extent that lower purchase price multiples are the result of more competitive pricing and lower yields, this will generally lead to higher amortization rates (payments applied to principal as a percentage of cash collections) and lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to increase. Profitability within given Core portfolio types may also be impacted by the age and quality of the receivables, which impact the cost to collect those accounts.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. We continue to make enhancements to our analytical abilities, with the intent to collect more cash at a lower cost. To the extent we can improve our collection operations by collecting additional cash from a discrete quantity and quality of accounts, and/or by collecting cash at a lower cost structure, we can positively impact profitability.
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

Domestic Portfolio Data – Life-to-Date
Entire Domestic Portfolio

		Inception through December 31, 2013					As of December 31, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Net Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,207	$7,084	$3,123	$—	$7,084	$—	$25	$10,232	332%
1997	7,685	25,506	17,402	8,104	—	17,402	—	112	25,618	333%
1998	11,089	37,351	26,365	10,986	—	26,365	—	234	37,585	339%
1999	18,898	69,355	50,181	19,174	—	50,181	—	481	69,836	370%
2000	25,020	116,665	91,468	25,197	—	91,468	—	1,912	118,577	474%
2001	33,481	175,907	141,555	34,352	—	141,555	—	2,654	178,561	533%
2002	42,325	198,477	156,153	42,324	—	156,153	—	4,824	203,301	480%
2003	61,447	265,205	203,757	61,448	—	203,757	—	7,688	272,893	444%
2004	59,176	198,276	140,298	57,978	1,200	139,098	—	7,478	205,754	348%
2005	143,167	311,102	184,577	126,525	10,755	173,822	5,886	12,286	323,388	226%
2006	107,667	208,451	127,478	80,973	20,715	106,763	5,979	11,881	220,332	205%
2007	258,367	478,812	262,546	216,266	20,680	241,866	21,416	47,813	526,625	204%
2008	275,128	473,695	261,009	212,686	35,645	225,364	26,763	50,230	523,925	190%
2009	281,424	745,983	494,794	251,189	—	494,794	30,235	150,324	896,307	318%
2010	357,976	743,239	465,559	277,680	325	465,234	79,996	283,835	1,027,074	287%
2011	393,202	553,690	321,008	232,682	—	321,008	160,522	445,252	998,942	254%
2012	508,976	351,488	176,089	175,399	—	176,089	333,578	630,475	981,963	193%
2013	629,501	154,142	82,295	71,847	—	82,295	558,170	989,616	1,143,758	182%
Total	$3,217,609	$5,117,551	$3,209,618	$1,907,933	$89,320	$3,120,298	$1,222,545	$2,647,120	$7,764,671	241%
Purchased Bankruptcy Portfolio

		Inception through December 31, 2013					As of December 31, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Net Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996- 2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2004	7,468	14,492	8,224	6,268	1,200	7,024	—	52	14,544	195%
2005	29,301	43,641	14,767	28,874	410	14,357	17	58	43,699	149%
2006	17,627	31,565	14,791	16,774	800	13,991	53	229	31,794	180%
2007	78,526	104,131	35,557	68,574	9,815	25,742	137	831	104,962	134%
2008	108,586	164,188	71,182	93,006	13,250	57,932	2,330	2,973	167,161	154%
2009	156,036	404,808	260,679	144,129	—	260,679	11,907	66,306	471,114	302%
2010	209,175	390,722	227,586	163,136	—	227,586	46,039	125,411	516,133	247%
2011	181,949	164,349	71,898	92,451	—	71,898	89,499	142,299	306,648	169%
2012	252,442	120,998	42,854	78,144	—	42,854	174,298	224,505	345,503	137%
2013	235,781	52,528	16,761	35,767	—	16,761	200,015	260,324	312,852	133%
Total	$1,276,891	$1,491,422	$764,299	$727,123	$25,475	$738,824	$524,295	$822,988	$2,314,410	181%

Core Portfolio

		Inception through December 31, 2013					As of December 31, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Net Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,207	$7,084	$3,123	$—	$7,084	$—	$25	$10,232	332%
1997	7,685	25,506	17,402	8,104	—	17,402	—	112	25,618	333%
1998	11,089	37,351	26,365	10,986	—	26,365	—	234	37,585	339%
1999	18,898	69,355	50,181	19,174	—	50,181	—	481	69,836	370%
2000	25,020	116,665	91,468	25,197	—	91,468	—	1,912	118,577	474%
2001	33,481	175,907	141,555	34,352	—	141,555	—	2,654	178,561	533%
2002	42,325	198,477	156,153	42,324	—	156,153	—	4,824	203,301	480%
2003	61,447	265,205	203,757	61,448	—	203,757	—	7,688	272,893	444%
2004	51,708	183,784	132,074	51,710	—	132,074	—	7,426	191,210	370%
2005	113,866	267,461	169,810	97,651	10,345	159,465	5,869	12,228	279,689	246%
2006	90,040	176,886	112,687	64,199	19,915	92,772	5,926	11,652	188,538	209%
2007	179,841	374,681	226,989	147,692	10,865	216,124	21,279	46,982	421,663	234%
2008	166,542	309,507	189,827	119,680	22,395	167,432	24,433	47,257	356,764	214%
2009	125,388	341,175	234,115	107,060	—	234,115	18,328	84,018	425,193	339%
2010	148,801	352,517	237,973	114,544	325	237,648	33,957	158,424	510,941	343%
2011	211,253	389,341	249,110	140,231	—	249,110	71,023	302,953	692,294	328%
2012	256,534	230,490	133,235	97,255	—	133,235	159,280	405,970	636,460	248%
2013	393,720	101,614	65,534	36,080	—	65,534	358,155	729,292	830,906	211%
Total	$1,940,718	$3,626,129	$2,445,319	$1,180,810	$63,845	$2,381,474	$698,250	$1,824,132	$5,450,261	281%

Domestic Portfolio Data – 2013
Entire Domestic Portfolio

		For the Year Ended December 31, 2013					As of December 31, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Net Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$24	$24	$—	$—	$24	$—	$25	$10,232	332%
1997	7,685	84	84	—	—	84	—	112	25,618	333%
1998	11,089	173	173	—	—	173	—	234	37,585	339%
1999	18,898	483	483	—	—	483	—	481	69,836	370%
2000	25,020	1,349	1,349	—	—	1,349	—	1,912	118,577	474%
2001	33,481	2,339	2,339	—	—	2,339	—	2,654	178,561	533%
2002	42,325	3,433	3,433	—	—	3,433	—	4,824	203,301	480%
2003	61,447	5,331	5,331	—	—	5,331	—	7,688	272,893	444%
2004	59,176	4,522	4,522	—	—	4,522	—	7,478	205,754	348%
2005	143,167	9,916	4,573	5,343	(2,933)	7,506	5,886	12,286	323,388	226%
2006	107,667	8,735	3,751	4,984	(1,800)	5,551	5,979	11,881	220,332	205%
2007	258,367	29,450	15,389	14,061	(2,195)	17,584	21,416	47,813	526,625	204%
2008	275,128	42,957	17,443	25,514	2,800	14,643	26,763	50,230	523,925	190%
2009	281,424	146,846	103,652	43,194	—	103,652	30,235	150,324	896,307	318%
2010	357,976	203,731	146,641	57,090	325	146,316	79,996	283,835	1,027,074	287%
2011	393,202	235,660	141,688	93,972	—	141,688	160,522	445,252	998,942	254%
2012	508,976	277,199	128,106	149,093	—	128,106	333,578	630,475	981,963	193%
2013	629,501	154,142	82,295	71,847	—	82,295	558,170	989,616	1,143,758	182%
Total	$3,217,609	$1,126,374	$661,276	$465,098	$(3,803)	$665,079	$1,222,545	$2,647,120	$7,764,671	241%
Purchased Bankruptcy Portfolio

		For the Year Ended December 31, 2013					As of December 31, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Net Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996- 2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2004	7,468	90	90	—	—	90	—	52	14,544	195%
2005	29,301	169	47	122	(83)	130	17	58	43,699	149%
2006	17,627	419	265	154	(100)	365	53	229	31,794	180%
2007	78,526	1,206	366	840	535	(169)	137	831	104,962	134%
2008	108,586	11,650	2,013	9,637	6,500	(4,487)	2,330	2,973	167,161	154%
2009	156,036	95,725	63,559	32,166	—	63,559	11,907	66,306	471,114	302%
2010	209,175	121,717	80,511	41,206	—	80,511	46,039	125,411	516,133	247%
2011	181,949	82,752	32,432	50,320	—	32,432	89,499	142,299	306,648	169%
2012	252,442	103,610	32,337	71,273	—	32,337	174,298	224,505	345,503	137%
2013	235,781	52,528	16,761	35,767	—	16,761	200,015	260,324	312,852	133%
Total	$1,276,891	$469,866	$228,381	$241,485	$6,852	$221,529	$524,295	$822,988	$2,314,410	181%

Core Portfolio

		For the Year Ended December 31, 2013					As of December 31, 2013
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Net Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$24	$24	$—	$—	$24	$—	$25	$10,232	332%
1997	7,685	84	84	—	—	84	—	112	25,618	333%
1998	11,089	173	173	—	—	173	—	234	37,585	339%
1999	18,898	483	483	—	—	483	—	481	69,836	370%
2000	25,020	1,349	1,349	—	—	1,349	—	1,912	118,577	474%
2001	33,481	2,339	2,339	—	—	2,339	—	2,654	178,561	533%
2002	42,325	3,433	3,433	—	—	3,433	—	4,824	203,301	480%
2003	61,447	5,331	5,331	—	—	5,331	—	7,688	272,893	444%
2004	51,708	4,432	4,432	—	—	4,432	—	7,426	191,210	370%
2005	113,866	9,747	4,526	5,221	(2,850)	7,376	5,869	12,228	279,689	246%
2006	90,040	8,316	3,486	4,830	(1,700)	5,186	5,926	11,652	188,538	209%
2007	179,841	28,244	15,023	13,221	(2,730)	17,753	21,279	46,982	421,663	234%
2008	166,542	31,307	15,430	15,877	(3,700)	19,130	24,433	47,257	356,764	214%
2009	125,388	51,121	40,093	11,028	—	40,093	18,328	84,018	425,193	339%
2010	148,801	82,014	66,130	15,884	325	65,805	33,957	158,424	510,941	343%
2011	211,253	152,908	109,256	43,652	—	109,256	71,023	302,953	692,294	328%
2012	256,534	173,589	95,769	77,820	—	95,769	159,280	405,970	636,460	248%
2013	393,720	101,614	65,534	36,080	—	65,534	358,155	729,292	830,906	211%
Total	$1,940,718	$656,508	$432,895	$223,613	$(10,655)	$443,550	$698,250	$1,824,132	$5,450,261	281%
The following graph shows the purchase price of our domestic portfolios by year for the last ten years. The purchase price number represents the cash paid to the seller, plus certain capitalized costs, less buybacks.

As shown in the above chart, the composition of our domestic purchased portfolios shifted in favor of bankrupt accounts in 2009 and 2010, before returning to equilibrium with Core in 2011 and 2012. In 2013, Core purchases exceeded those of bankrupt accounts. We began buying bankrupt accounts during 2004 and slowly increased the volume of accounts we acquired through 2006 as we tested our models, refined our processes and validated our operating assumptions. After observing a high level of modeling confidence in our early purchases, we began increasing our level of purchases more dramatically commencing in 2007.
Our ability to profitably purchase and liquidate pools of bankrupt accounts provides diversity to our distressed asset acquisition business. Although we generally buy bankrupt portfolios from many of the same consumer lenders from whom we acquire Core customer portfolios, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of portfolios purchased in the bankrupt and Core markets may differ over time. We have found periods when bankrupt accounts were more profitable and other times when Core accounts were more profitable. From 2004 through 2008, our bankruptcy buying fluctuated between 13% and 39% of our total portfolio purchasing. In 2009, for the first time in our history, bankruptcy purchasing exceeded that of our Core buying, at 55% of total portfolio purchasing and during 2010 this percentage increased to 59%. This occurred as severe dislocations in the financial markets, coupled with legislative uncertainty, caused pricing in the bankruptcy market to decline substantially, thereby driving our strategy to make advantageous bankruptcy portfolio acquisitions during this period. For 2011, 2012, and 2013, bankruptcy buying represented 48%, 50%, and 38%, respectively, of our total domestic portfolio purchasing.
In order to collect our Core portfolios, we generally need to employ relatively higher amounts of labor and incur additional collection costs to generate each dollar of cash collections as compared with bankruptcy portfolios. In order to achieve acceptable levels of net return on investment (after direct expenses), we are generally targeting a total cash collections to purchase price multiple in the 2.0-3.0x range.  On the other hand, bankrupt accounts generate the majority of cash collections through the efforts of the U.S. bankruptcy courts and trustees.  In this process, cash is remitted to our Company with no corresponding cost other than the cost of filing claims at the time of purchase, court fees associated with the filing of ownership claim transfers and general administrative costs for monitoring the progress of each account through the bankruptcy process.  As a result, overall collection costs are much lower for us when liquidating a pool of bankrupt accounts as compared to a pool of Core accounts, but conversely the price we pay for bankrupt accounts is generally higher than Core accounts.  We generally target similar returns on investment (measured after direct expenses) for bankrupt and Core portfolios at any given point in the market cycles. However, because of the lower related collection costs, we can pay more for bankrupt portfolios, which causes the estimated total cash collections to purchase price multiples of bankrupt pools generally to be in the 1.2-2.0x range.  In summary, compared to a similar investment in a pool of Core accounts, to the extent both pools had identical targeted returns on investment (measured after direct expenses), the bankrupt pool would be expected to generate less revenue, less direct expenses, similar operating income, and a higher operating margin.
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
Cash Collections By Year, By Year of Purchase – Entire Domestic Portfolio

($ in thousands)		Cash Collection Period
Purchase Period	Purchase Price	1996- 2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
1996	$3,080	$8,919	$285	$210	$237	$102	$83	$78	$68	$100	$39	$24	$10,145
1997	7,685	20,921	1,022	860	597	437	346	215	216	187	112	84	24,997
1998	11,089	28,878	2,200	1,811	1,415	882	616	397	382	332	241	173	37,327
1999	18,898	47,231	5,615	4,352	3,032	2,243	1,533	1,328	1,139	997	709	483	68,662
2000	25,020	62,498	14,098	10,924	8,067	5,202	3,604	3,198	2,782	2,554	1,927	1,349	116,203
2001	33,481	69,882	26,717	22,639	16,048	10,011	6,164	5,299	4,422	3,791	3,104	2,339	170,416
2002	42,325	51,331	35,742	32,497	24,729	16,527	9,772	7,444	6,375	5,844	4,768	3,433	198,462
2003	61,447	24,308	49,706	52,640	43,728	30,695	18,818	13,135	10,422	8,945	7,477	5,331	265,205
2004	59,176	—	18,019	46,475	40,424	30,750	19,339	13,677	9,944	8,522	6,604	4,522	198,276
2005	143,167	—	—	18,968	75,145	69,862	49,576	33,366	23,733	17,234	13,302	9,916	311,102
2006	107,667	—	—	—	22,971	53,192	40,560	29,749	22,494	18,190	12,560	8,735	208,451
2007	258,367	—	—	—	—	42,263	115,011	94,805	83,059	67,088	47,136	29,450	478,812
2008	275,128	—	—	—	—	—	61,277	107,974	100,337	89,344	71,806	42,957	473,695
2009	281,424	—	—	—	—	—	—	57,338	177,407	187,119	177,273	146,846	745,983
2010	357,976	—	—	—	—	—	—	—	86,562	218,053	234,893	203,731	743,239
2011	393,202	—	—	—	—	—	—	—	—	77,190	240,840	235,660	553,690
2012	508,976	—	—	—	—	—	—	—	—	—	74,289	277,199	351,488
2013	629,501	—	—	—	—	—	—	—	—	—	—	154,142	154,142
Total	$3,217,609	$313,968	$153,404	$191,376	$236,393	$262,166	$326,699	$368,003	$529,342	$705,490	$897,080	$1,126,374	$5,110,295

Cash Collections By Year, By Year of Purchase – Purchased Bankruptcy Portfolio

($ in thousands)		Cash Collection Period
Purchase Period	Purchase Price	1996- 2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
2004	$7,468	$—	$743	$4,554	$3,956	$2,777	$1,455	$496	$164	$149	$108	$90	$14,492
2005	29,301	—	—	3,777	15,500	11,934	6,845	3,318	1,382	466	250	169	43,641
2006	17,627	—	—	—	5,608	9,455	6,522	4,398	2,972	1,526	665	419	31,565
2007	78,526	—	—	—	—	2,850	27,972	25,630	22,829	16,093	7,551	1,206	104,131
2008	108,586	—	—	—	—	—	14,024	35,894	37,974	35,690	28,956	11,650	164,188
2009	156,036	—	—	—	—	—	—	16,635	81,780	102,780	107,888	95,725	404,808
2010	209,175	—	—	—	—	—	—	—	39,486	104,499	125,020	121,717	390,722
2011	181,949	—	—	—	—	—	—	—	—	15,218	66,379	82,752	164,349
2012	252,442	—	—	—	—	—		—	—	—	17,388	103,610	120,998
2013	235,781	—	—	—	—	—	—	—	—	—	—	52,528	52,528
Total	$1,276,891	$—	$743	$8,331	$25,064	$27,016	$56,818	$86,371	$186,587	$276,421	$354,205	$469,866	$1,491,422

Cash Collections By Year, By Year of Purchase – Core Portfolio

($ in thousands)		Cash Collection Period
Purchase Period	Purchase Price	1996- 2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
1996	$3,080	$8,919	$285	$210	$237	$102	$83	$78	$68	$100	$39	$24	$10,145
1997	7,685	20,921	1,022	860	597	437	346	215	216	187	112	84	24,997
1998	11,089	28,878	2,200	1,811	1,415	882	616	397	382	332	241	173	37,327
1999	18,898	47,231	5,615	4,352	3,032	2,243	1,533	1,328	1,139	997	709	483	68,662
2000	25,020	62,498	14,098	10,924	8,067	5,202	3,604	3,198	2,782	2,554	1,927	1,349	116,203
2001	33,481	69,882	26,717	22,639	16,048	10,011	6,164	5,299	4,422	3,791	3,104	2,339	170,416
2002	42,325	51,331	35,742	32,497	24,729	16,527	9,772	7,444	6,375	5,844	4,768	3,433	198,462
2003	61,447	24,308	49,706	52,640	43,728	30,695	18,818	13,135	10,422	8,945	7,477	5,331	265,205
2004	51,708	—	17,276	41,921	36,468	27,973	17,884	13,181	9,780	8,373	6,496	4,432	183,784
2005	113,866	—	—	15,191	59,645	57,928	42,731	30,048	22,351	16,768	13,052	9,747	267,461
2006	90,040	—	—	—	17,363	43,737	34,038	25,351	19,522	16,664	11,895	8,316	176,886
2007	179,841	—	—	—	—	39,413	87,039	69,175	60,230	50,995	39,585	28,244	374,681
2008	166,542	—	—	—	—	—	47,253	72,080	62,363	53,654	42,850	31,307	309,507
2009	125,388	—	—	—	—	—	—	40,703	95,627	84,339	69,385	51,121	341,175
2010	148,801	—	—	—	—	—	—	—	47,076	113,554	109,873	82,014	352,517
2011	211,253	—	—	—	—	—	—	—	—	61,972	174,461	152,908	389,341
2012	256,534	—	—	—	—	—	—	—	—	—	56,901	173,589	230,490
2013	393,720	—	—	—	—	—	—	—	—	—	—	101,614	101,614
Total	$1,940,718	$313,968	$152,661	$183,045	$211,329	$235,150	$269,881	$281,632	$342,755	$429,069	$542,875	$656,508	$3,618,873
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

Primarily as a result of the downturn in the economy, the decline in the availability of consumer credit, our efforts to help customers establish reasonable payment plans, and improvements in our collections capabilities which have allowed us to profitably collect on accounts with lower balances or lower quality, the average payment size has decreased over the past several years. However, due to improved scoring and segmentation, together with enhanced productivity, we have been able to realize increased amounts of cash collections by generating enough incremental payments to overcome the decrease in payment size. The decreasing average payment size trend moderated during 2012, and the average payment size was stable during 2013.
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
The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q42013	Q32013	Q22013	Q12013	Q42012	Q32012	Q22012	Q12012
Call Center & Other Collections	$84,375	$89,512	$90,229	$89,037	$72,624	$72,394	$73,582	$79,805
External Legal Collections	46,066	48,274	50,131	47,910	41,521	39,913	41,464	34,852
Internal Legal Collections	34,101	33,288	30,365	29,283	23,968	25,650	25,361	23,345
Bankruptcy Court Trustee Payments	114,384	120,577	125,672	109,233	91,098	91,095	92,018	79,994
Total Cash Collections	$278,926	$291,651	$296,397	$275,463	$229,211	$229,052	$232,425	$217,996

Rollforward of Net Finance Receivables
The following table shows the changes in finance receivables, net, including the amounts paid to acquire new portfolios for the years ended December 31, (in thousands).

	2013	2012	2011
Balance at beginning of year	$1,078,951	$926,734	$831,330
Acquisitions of finance receivables (1)	638,616	529,691	398,999
Foreign currency translation adjustment	515	575	—
Cash collections applied to principal on finance receivables (2)	(478,891)	(378,049)	(303,595)
Balance at end of year	$1,239,191	$1,078,951	$926,734
Estimated Remaining Collections (“ERC”) (3)	$2,669,270	$2,315,189	$1,953,348

(1)	Acquisitions of finance receivables is net of buybacks and includes certain capitalized acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net of allowance charges.

(3)	Estimated Remaining Collections refers to the sum of all future projected cash collections on our owned portfolios.
Collections Productivity
The following table contains our collector productivity metrics, as defined, by calendar quarter.
Cash Collections per Collector Hour Paid (Domestic Portfolio Only)

	Core cash collections (1)
	2013 (5)	2012	2011	2010	2009
Q1	$193	$166	$162	$135	$120
Q2	$190	$169	$154	$127	$114
Q3	$191	$171	$152	$127	$111
Q4	$190	$150	$137	$129	$109
	Total cash collections (2)
	2013 (5)	2012	2011	2010	2009
Q1	$304	$258	$241	$182	$147
Q2	$315	$275	$243	$188	$143
Q3	$310	$279	$249	$200	$144
Q4	$308	$245	$228	$204	$148
	Non-legal cash collections (3)
	2013 (5)	2012	2011	2010	2009
Q1	$251	$216	$204	$154	$118
Q2	$261	$225	$205	$160	$116
Q3	$259	$230	$212	$170	$119
Q4	$256	$200	$194	$174	$123
	Non-legal/non-bankruptcy cash collections (4)
	2013 (5)	2012	2011	2010	2009
Q1	$140	$125	$125	$106	$90
Q2	$137	$120	$116	$100	$87
Q3	$140	$122	$115	$97	$87
Q4	$138	$105	$103	$98	$84

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
Liquidity and Capital Resources
Historically, our primary sources of cash have been cash flows from operations, bank borrowings, and convertible debt and equity offerings. Cash has been used for acquisitions of finance receivables, corporate acquisitions, repurchase of our common stock, repayments of bank borrowings, operating expenses, purchases of property and equipment, and working capital to support our growth.
As of December 31, 2013, cash and cash equivalents totaled $162.0 million, compared to $32.7 million at December 31, 2012. At December 31, 2013, we had no debt outstanding on the revolving portion of our credit facility which represents availability of $435.5 million (subject to the borrowing base and applicable debt covenants). Conversely, at December 31, 2012, we had $127.0 million outstanding on the floating rate term loan portion of our credit facility which represented availability of $273.0 million (subject to the borrowing base and applicable debt covenants).
We have in place forward flow commitments for the purchase of defaulted consumer receivables over the next twelve months with a maximum purchase price of $90.0 million as of December 31, 2013. Additionally we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements.  We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit facility will be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and additional, normal-course portfolio purchasing during the next twelve months. Business acquisitions or higher than normal levels of portfolio purchasing could require additional financing from other sources.
For domestic income tax purposes, we recognize revenue using the cost recovery method with respect to our debt purchasing business.  The Internal Revenue Service (“IRS”) has audited and issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006 and 2005. It has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income, and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction.  We have filed a petition in the United States Tax Court and believe we have sufficient support for the technical merits of our positions.  If we are unsuccessful in the United States Tax Court, we can appeal to the federal Circuit Court of Appeals.  If judicial appeals prove unsuccessful, we may ultimately be required to pay the related deferred taxes, and possibly interest and penalties, which may require additional financing from other sources. In accordance with the Internal Revenue Code, underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points.  An additional two percentage points applies to large corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code. Deferred taxes related to this item were $209.3 million at December 31, 2013.
Cash generated from operations is dependent upon our ability to collect on our finance receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our future cash flows.
On February 2, 2012, the Company’s board of directors authorized a share repurchase program of up to $100 million of our outstanding shares of Common Stock. The program is administered by a special committee of the board of directors. Repurchases depend on prevailing market conditions and other factors. The repurchase program may be suspended or discontinued at any time. During the year ended December 31, 2013, we repurchased 1,203,412 shares of our common stock at an average price of $48.62 per share. At December 31, 2013, the maximum remaining purchase price for share repurchases under the plan is approximately $18.8 million.
Our operating activities provided cash of $225.1 million, $131.4 million, and $173.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period. The decrease from 2011 to 2012 was due in part to a $75.1 million increase in cash paid for income taxes.
Our investing activities used cash of $175.6 million, $205.6 million, $104.8 million for the years ended December 31, 2013, 2012, and 2011, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables, purchases of property and equipment, and business acquisitions. The change was due in part to net cash payments for corporate acquisitions totaling $149.0 million for the year ended December 31, 2012 compared to zero for the year ended December 31, 2013 and $1.0 million for the year ended December 31, 2011. The change was also due to an increase in acquisitions of finance receivables, which increased to $638.6 million for the year ended December 31, 2013 from $457.1 million for the year ended December 31, 2012 and $399.0 million for the year ended December 31, 2011. This increase was partially offset by an increase in collections applied to principal on finance receivables to $478.8 million, from $378.0 million, and $303.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Our financing activities provided cash of $79.8 million and $80.7 million, and used cash of $82.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. Cash was primarily provided by proceeds from our revolving credit facility and, in 2013, proceeds from our convertible debt offering. Cash used in financing activities was primarily driven by principal payments on our revolving credit facility and repurchases of our common stock. The change was due in large part to the convertible debt offering that occurred in the third quarter of 2013. This provided us with $287.5 million in gross proceeds of the offering during the year ended December 31, 2013. The change was also due to changes in the net borrowings on our credit facility. We had net repayments on our credit facility of $127.0 million during the year ended December 31, 2013 compared to net borrowings of $107.0 million during the year ended December 31, 2012, and net repayments of $80.0 million for the year ended December 31, 2011. In addition, cash flow related to financing activities was impacted by stock repurchases of $58.5 million in 2013, and $22.7 million in 2012.
Cash paid for interest was $9.8 million, $9.6 million, and $10.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. Interest was paid on our revolving credit facility, long-term debt and convertible debt. The increase for the year ended December 31, 2013 from the year ended December 31, 2012 was mainly due to an increase in our weighted average borrowings to $309.7 million for the year ended December 31, 2013 from $258.0 million for the year ended December 31, 2012 offset by a decrease in our weighted average interest rate which decreased to 2.70% for the year ended December 31, 2013 from 3.27% for the year ended December 31, 2012. The decrease for the year ended December 31, 2012 from the year ended December 31, 2011 was mainly due to a decrease in our weighted average interest rate which decreased to 3.27% for the year ended December 31, 2012 from 3.71% for the year ended December 31, 2011, as well as a decrease in our weighted average borrowings to $258.0 million for the year ended December 31, 2012 compared to $263.2 million for the year ended December 31, 2011. Cash paid for income taxes was $105.7 million, $98.7 million, and $23.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. The increase in taxes paid is primarily due to an increase in taxable income.
Borrowings
On December 19, 2012, we entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). On August 6, 2013, we entered into a First Amendment (the “First Amendment”) to the Credit Agreement. The First Amendment amended and restated certain provisions to clarify the permitted indebtedness basket for the issuance of senior, unsecured convertible notes in an aggregate amount not to exceed $300,000,000.  On August 21, 2013, we entered into a Lender Joinder Agreement and Lender Commitment Agreement, and Consented to a Master Assignment and Assumption  (collectively, the “Loan Modification Agreements”), which together modified the Credit Agreement. The Loan Modification Agreements, among other things, increased by $35.5 million the amount of revolving credit availability under the Credit Agreement. Under the terms of the Credit Agreement, as amended and modified, the credit facility includes an aggregate principal amount available of $630.5 million (subject to the borrowing base and applicable debt covenants) which consists of a $195.0 million floating rate term loan that amortizes and matures on December 19, 2017 and a $435.5 million revolving credit facility (after giving effect to the August 21, 2013 modification) that matures on December 19, 2017. Our revolving credit facility includes a $20.0 million swingline loan sublimit, a $20.0 million letter of credit sublimit and a $20.0 million alternative currency equivalent sublimit. It also contains an accordion loan feature that allows us to request an increase of up to $214.5 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to terms of the Credit Agreement. No existing lender is obligated to increase its commitment. The Credit Agreement is secured by a first priority lien on substantially all of our assets.
Borrowings outstanding on our credit facility at December 31, 2013 consisted of $195.0 million outstanding on the term loan with an annual interest rate as of December 31, 2013 of 2.67%. At December 31, 2012, borrowings on our credit facility consisted of $122.0 million in 30-day Eurodollar rate loans and $5.0 million in base rate loans with a weighted average interest rate of 2.74%. In addition, we had $200.0 million outstanding on the term loan at December 31, 2012 with an annual interest rate as of December 31, 2012 of 2.71%. The revolving credit facility also bears an unused line fee of 0.375% per annum, payable quarterly in arrears.

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
We were in compliance with all covenants of our credit facilities and the Indenture as of December 31, 2013 and December 31, 2012.
Stockholders’ Equity
Stockholders’ equity was $869.5 million at December 31, 2013 and $708.4 million at December 31, 2012. The increase was due primarily to $175.3 million in net income attributable to Portfolio Recovery Associates, Inc.
Contractual Obligations
Our contractual obligations as of December 31, 2013 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$28,358	$6,302	$11,266	$6,765	$4,025
Line of credit (1)	6,551	1,652	3,266	1,633	—
Long-term debt (2)	565,466	23,861	63,854	173,001	304,750
Purchase commitments (3)	110,431	107,712	2,500	219	—
Employment agreements	16,043	11,948	4,095	—	—
Total	$726,849	$151,475	$84,981	$181,618	$308,775

(1)	This amount includes estimated unused line fees due on the line of credit and assumes that the balance on the line of credit remains constant from the December 31, 2013 balance of $0.0 million.

(2)	This amount includes scheduled interest and principal payments on our term loan and our convertible debt.

(3)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $90.0 million.

Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as of December 31, 2013 as defined by Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934.
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
Revenue Recognition - Finance Receivables
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

This may require independent valuation of certain unrecognized assets. Once this process is complete, the amount of goodwill impairment, if any, can be determined.
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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facility.  We assess this interest rate risk by estimating the increase in interest expense that would occur due to an increase in short-term interest rates.  The average borrowings on our variable rate credit facility were $309.7 million and $241.0 million for the years ended December 31, 2013 and 2012, respectively.  Assuming a 200 basis point increase in interest rates, for example, interest expense would have increased by $6.2 million and $4.8 million for the year ended December 31, 2013 and 2012, respectively, resulting in a decrease in income before income taxes of 2.2% and 2.4%, respectively.  As of December 31, 2013 and December 31, 2012, we had $195.0 million and $327.0 million, respectively, of variable rate debt outstanding on our credit facility. We do not have any other variable rate debt outstanding as of December 31, 2013.  We had no interest rate hedging programs in place for the years ended December 31, 2013 and 2012.  Significant increases in future interest rates on our variable rate credit facility could lead to a material decrease in future earnings assuming all other factors remained constant.
Currency Exchange Risk
In 2012, we acquired PRA UK.  PRA UK conducts business in the Pound Sterling, but we report our financial results in U.S. dollars.  Therefore, as a result of the PRA UK acquisition, we face exposure to fluctuations in currency exchange rates.  Significant fluctuations in exchange rates between the U.S. dollar and the Pound Sterling may adversely affect our comprehensive income.  We may or may not implement a hedging program related to currency exchange rate fluctuation.  In 2013, PRA UK revenues were 1.3% of consolidated revenues.

Item 8.	Financial Statements and Supplementary Data.
See Item 6 for quarterly consolidated financial statements for 2013 and 2012.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Portfolio Recovery Associates, Inc.:
We have audited the accompanying consolidated balance sheets of Portfolio Recovery Associates, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated income statements, and statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portfolio Recovery Associates, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Portfolio Recovery Associates, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of Portfolio Recovery Associates, Inc.’s internal control over financial reporting.
/s/ KPMG LLP
Norfolk, Virginia
February 28, 2014

Portfolio Recovery Associates, Inc.
Consolidated Balance Sheets
December 31, 2013 and 2012
(Amounts in thousands, except per share amounts)

	2013	2012
Assets
Cash and cash equivalents	$162,004	$32,687
Finance receivables, net	1,239,191	1,078,951
Accounts receivable, net	12,359	10,486
Property and equipment, net	31,541	25,312
Income tax receivable	11,710	—
Deferred tax asset	1,361	—
Goodwill	103,843	109,488
Intangible assets, net	15,767	20,364
Other assets	23,456	11,668
Total assets	$1,601,232	$1,288,956
Liabilities and Equity
Liabilities:
Accounts payable	$14,819	$12,155
Accrued expenses and other liabilities	27,655	18,953
Income taxes payable	—	3,125
Accrued compensation	27,431	12,804
Net deferred tax liability	210,071	185,277
Borrowings	451,780	327,542
Total liabilities	731,756	559,856
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	—	20,673
Stockholders' equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares—0	—	—
Common stock, par value $0.01, 60,000 authorized shares, 49,840 issued and outstanding shares at December 31, 2013, and 60,000 authorized shares, 50,727 issued and outstanding shares at December 31, 2012	498	507
Additional paid-in capital	135,441	150,878
Retained earnings	729,505	554,191
Accumulated other comprehensive income	4,032	2,851
Total stockholders' equity	869,476	708,427
Total liabilities and equity	$1,601,232	$1,288,956
The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Income Statements
For the years ended December 31, 2013, 2012 and 2011
(Amounts in thousands, except per share amounts)

	2013	2012	2011
Revenues:
Income recognized on finance receivables, net	$663,546	$530,635	$401,895
Fee income	71,589	62,166	57,040
Total revenues	735,135	592,801	458,935
Operating expenses:
Compensation and employee services	192,474	168,356	138,202
Legal collection fees	41,488	34,393	23,621
Legal collection costs	83,063	72,325	38,659
Agent fees	5,901	5,906	7,653
Outside fees and services	31,615	28,867	19,310
Communications	28,936	25,943	20,874
Rent and occupancy	7,536	6,781	5,891
Depreciation and amortization	14,385	14,515	12,943
Other operating expenses	25,809	19,651	14,914
Impairment of goodwill	6,397	—	—
Total operating expenses	437,604	376,737	282,067
Gain on sale of property	—	—	1,157
Income from operations	297,531	216,064	178,025
Other income and (expense):
Interest income	3	10	7
Interest expense	(14,469)	(9,041)	(10,569)
Income before income taxes	283,065	207,033	167,463
Provision for income taxes	106,146	80,934	66,319
Net income	176,919	126,099	101,144
Adjustment for (net income)/net loss attributable to redeemable noncontrolling interest	(1,605)	494	(353)
Net income attributable to Portfolio Recovery Associates, Inc.	$175,314	$126,593	$100,791
Net income per common share attributable to Portfolio Recovery Associates, Inc:
Basic	$3.48	$2.48	$1.96
Diluted	$3.45	$2.46	$1.95
Weighted average number of shares outstanding:
Basic	50,366	50,991	51,330
Diluted	50,873	51,369	51,690
The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2013, 2012 and 2011
(Amounts in thousands)

	2013	2012	2011
Net income	$176,919	$126,099	$101,144
Other comprehensive income:
Foreign currency translation adjustments	1,181	2,851	—
Total other comprehensive income	1,181	2,851	—
Comprehensive income	178,100	128,950	101,144
Comprehensive (income)/loss attributable to noncontrolling interest	(1,605)	494	(353)
Comprehensive income attributable to Portfolio Recovery Associates, Inc.	$176,495	$129,444	$100,791
The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2013, 2012 and 2011
(Amounts in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2010	51,192	$509	$163,200	$326,807	$—	$490,516
Net income attributable to Portfolio Recovery Associates, Inc.	—	—	—	100,791	—	100,791
Net unrealized change in:
Exercise of stock options and vesting of nonvested shares	210	—	150	—	—	150
Amortization of share-based compensation	—	—	7,759	—	—	7,759
Income tax benefit from share-based compensation	—	—	641	—	—	641
Employee stock relinquished for payment of taxes	—	—	(257)	—	—	(257)
Adjustment of the redeemable noncontrolling interest measurement amount	—	—	(4,112)	—	—	(4,112)
Balance at December 31, 2011	51,402	$509	$167,381	$427,598	$—	$595,488
Net income attributable to Portfolio Recovery Associates, Inc.	—	—	—	126,593	—	126,593
Foreign currency translation adjustment	—	—	—	—	2,851	2,851
Vesting of nonvested shares	318	1	(1)	—	—	—
Repurchase and cancellation of common stock	(993)	(3)	(22,732)	—	—	(22,735)
Amortization of share-based compensation	—	—	11,282	—	—	11,282
Income tax benefit from share-based compensation	—	—	2,138	—	—	2,138
Employee stock relinquished for payment of taxes	—	—	(3,593)	—	—	(3,593)
Adjustment of the redeemable noncontrolling interest measurement amount	—	—	(3,597)	—	—	(3,597)
Balance at December 31, 2012	50,727	$507	$150,878	$554,191	$2,851	$708,427
Net income attributable to Portfolio Recovery Associates, Inc.	—	—	—	175,314	—	175,314
Foreign currency translation adjustment	—	—	—	—	1,181	1,181
Vesting of nonvested shares	316	2	(2)	—	—	—
Repurchase and cancellation of common stock	(1,203)	(11)	(58,500)	—	—	(58,511)
Amortization of share-based compensation	—	—	12,272	—	—	12,272
Income tax benefit from share-based compensation	—	—	4,552	—	—	4,552
Employee stock relinquished for payment of taxes	—	—	(7,350)	—	—	(7,350)
Equity component of convertible debt	—	—	31,306	—	—	31,306
Deferred taxes on equity component of convertible debt	—	—	(12,517)	—	—	(12,517)
Purchase of noncontrolling interest	—	—	14,986	—	—	14,986
Adjustment of the redeemable noncontrolling interest measurement amount	—	—	(184)	—	—	(184)
Balance at December 31, 2013	49,840	$498	$135,441	$729,505	$4,032	$869,476
The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Recovery Associates, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011
(Amounts in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$176,919	$126,099	$101,144
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	12,272	11,282	7,759
Depreciation and amortization	14,385	14,515	12,943
Amortization of debt discount	1,508	—	—
Impairment of goodwill	6,397	—	—
Deferred tax expense/(benefit)	11,011	(8,621)	28,927
Gain on sale of property	—	—	(1,157)
Changes in operating assets and liabilities:
Other assets	(4,751)	1,523	(54)
Accounts receivable	(1,786)	(474)	1,070
Accounts payable	2,556	1,049	4,212
Income taxes payable/receivable, net	(14,814)	(11,193)	15,472
Accrued expenses	14,179	469	2,118
Accrued compensation	7,251	(3,237)	591
Net cash provided by operating activities	225,127	131,412	173,025
Cash flows from investing activities:
Purchases of property and equipment	(15,875)	(7,115)	(9,634)
Proceeds from sale of property	—	—	1,267
Acquisition of finance receivables, net of buybacks	(638,616)	(457,068)	(398,999)
Collections applied to principal on finance receivables	478,891	378,049	303,595
Business acquisitions, net of cash acquired	—	(148,995)	(985)
Proceeds received from due from seller	—	29,548	—
Net cash used in investing activities	(175,600)	(205,581)	(104,756)
Cash flows from financing activities:
Proceeds from exercise of options	—	—	150
Income tax benefit from share-based compensation	4,552	2,138	641
Payment of liability-classified contingent consideration	(5,240)	—	—
Proceeds from line of credit	217,000	294,000	32,000
Principal payments on line of credit	(344,000)	(187,000)	(112,000)
Repurchases of common stock	(58,511)	(22,735)	—
Payments of line of credit origination costs and fees	—	(4,994)	—
Cash paid for noncontrolling interest	(5,663)	—	—
Distributions paid to noncontrolling interest	(2,075)	—	(2,307)
Principal payments on long-term debt	(5,542)	(704)	(1,150)
Proceeds from convertible debt, net	279,281	—	—
Net cash provided by/(used in) financing activities	79,802	80,705	(82,666)
Effect of exchange rate on cash	(12)	(546)	—
Net increase/(decrease) in cash and cash equivalents	129,317	5,990	(14,397)
Cash and cash equivalents, beginning of year	32,687	26,697	41,094
Cash and cash equivalents, end of year	$162,004	$32,687	$26,697
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,830	$9,566	$10,280
Cash paid for income taxes	105,719	98,738	23,641
Noncash investing and financing activities:
Adjustment of the redeemable noncontrolling interest measurement amount	$(184)	$(3,597)	$(4,112)
Purchase of noncontrolling interest	14,986	—	—
Distributions payable relating to noncontrolling interest	—	261	67
Employee stock relinquished for payment of taxes	(7,350)	(3,593)	(257)
Conversion of revolving line of credit to long-term debt	—	200,000	—

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
On June 10, 2013, the Company's board of directors declared a three-for-one stock split by means of a stock dividend.  The new shares were distributed on August 1, 2013, and the shares began trading on a split-adjusted basis beginning August 2, 2013.  As a result of this action, approximately 33.8 million shares were issued to stockholders.  The par value of the common stock remains at $0.01 per share and, accordingly, approximately $0.3 million was retroactively transferred from additional paid-in capital to common stock for all periods presented.  Earnings per share and weighted average shares outstanding are presented in this Form 10-K after the effect of the stock split.  The three-for-one stock split is reflected in the share and per share amounts in all periods presented in this Form 10-K including Note 10 “Share-Based Compensation,” Note 11 “Earnings per Share,” and Note 12 “Stockholders' Equity.”
With the acquisition of Mackenzie Hall Holdings, Limited, a limited company organized under the laws of England and Wales, and its subsidiaries (“PRA UK”) on January 16, 2012, the Company began doing business in the United Kingdom. The assets, liabilities and operations of the Company's foreign subsidiary are recorded based on the functional currency of the entity. For PRA UK, the functional currency is the local currency, which is the Pound Sterling. Accordingly, the assets, liabilities and operations are translated, for consolidation purposes, from the local currency to the U.S. dollar reporting currency at period-end rates for assets and liabilities and generally at average rates for results of operations and cash flows. The resulting unrealized gains or losses are reported as a component of accumulated other comprehensive income. Realized gains and losses resulting from foreign currency transactions are recorded in “Other operating expenses” in the consolidated income statements. The consolidated income statements include the results of operations of PRA UK for the period from January 16, 2012 through December 31, 2013.
The following table shows the amount of revenue generated for the years ended December 31, 2013 and 2012, and long-lived assets held at December 31, 2013 and 2012, by geographical location (amounts in thousands):

	Years Ended December 31,		As of December 31,
	2013	2012	2013	2012
	Revenues		Long-Lived Assets
United States	$725,649	$574,525	$29,501	$23,375
United Kingdom	9,486	18,276	2,040	1,937
Total	$735,135	$592,801	$31,541	$25,312
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment. Prior to the acquisition of PRA UK on January 16, 2012, all revenue generated and long-lived assets held related to the Company's United States operations.
Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are funds held on the behalf of others arising from the collection of accounts placed with the Company. The balance of the funds held on behalf of others was $8.7 million and $5.5 million at December 31, 2013 and 2012, respectively. There is an offsetting liability that is included in “Accounts payable” on the accompanying consolidated balance sheets.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

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
Each static pool is recorded at cost, which may include certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30, utilizing the interest method, initially freezes the yield, estimated when the accounts are purchased, as the basis for subsequent impairment testing. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. Income on finance receivables is accrued quarterly based on each static pool's effective yield. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a pool's remaining life.  Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. Cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as principal amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, the Company does not record accretion in the first six to twelve months of the estimated life of the pool; accordingly, the Company utilizes either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the pool, or until such time that the Company considers the collections to be probable and estimable and begin to recognize income based on the interest method as described above. The Company also uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably estimated.
A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received.
The Company establishes valuation allowances, if necessary, for acquired accounts subject to ASC 310-10. Valuation allowances are established only subsequent to acquisition of the accounts.
The Company implements the accounting for income recognized on finance receivables under ASC 310-30 as follows. The Company creates each accounting pool using its projections of estimated cash flows and expected economic life.  The Company then computes the effective yield that fully amortizes the pool over a reasonable expectation of its economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, the Company balances those results to the

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

data contained in its proprietary models to ensure accuracy, then review each pool watching for trends, actual performance versus projections and curve shape (a graphical depiction of the timing of cash flows), regularly re-forecasting future cash flows utilizing the Company's statistical models. The review process is primarily performed by the Company's finance staff; however, the Company's operational and statistical staff are also involved, providing updated statistical input and cash projections to the finance staff. If there is a significant increase in expected cash flows, the Company will recognize the effect of the increase prospectively through an increase in yield. If a valuation allowance had been previously recognized for that pool, the allowance is reversed before recording any prospective yield adjustments. If the over performance is considered more of an acceleration of cash flows (a timing difference), the Company will: a) adjust estimated future cash flows downward which effectively extends the amortization period to fall within a reasonable expectation of the pool's economic life, b) adjust future cash flow projections as noted previously coupled with an increase in yield in order for the amortization period to fall within a reasonable expectation of the pool's economic life, or c) take no action at all if the amortization period falls within a reasonable expectation of the pool's expected economic life. To the extent there is underperformance, the Company will record an allowance if the underperformance is significant and will also consider revising estimated future cash flows based on current period information, or take no action if the pool's amortization period is reasonable and falls within the currently projected economic life.
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

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
Goodwill and intangible assets: In accordance with ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”), the Company amortizes intangible assets over their estimated useful lives. Goodwill, pursuant to ASC 350, is not amortized but rather is reviewed for impairment annually or earlier if indicators of potential impairment exist. The review of goodwill for potential impairment is highly subjective and requires that: (a) goodwill is allocated to various reporting units of the Company’s business to which it relates; and (b) the Company estimate the fair value of those reporting units to which the goodwill relates and then determine the book value of those reporting units. During the review, the Company also considers qualitative factors that may have an impact on the final assessment regarding potential impairment. If the estimated fair value of reporting units with allocated goodwill is determined to be less than their book value, the Company is required to estimate the fair value of all identifiable assets and liabilities of those reporting units in a manner similar to a purchase price allocation for an acquired business. This may require independent valuation of certain unrecognized assets. Once this process is complete, the amount of goodwill impairment, if any, can be determined. See Note 6 for additional information.
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

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
For domestic income tax purposes, the Company recognizes revenue using the cost recovery method with respect to the Company's debt purchasing business. The Company believes cost recovery to be an acceptable method for companies in the bad debt purchasing industry. Under the cost recovery method, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any income is recognized.
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
Share-based compensation: The Company accounts for share-based compensation in accordance with the provisions of FASB ASC Topic 718 “Compensation-Stock Compensation” (“ASC 718”). ASC 718 requires that compensation expense associated with share equity awards be recognized in the income statement. Based on historical experience, the Company assumes a forfeiture rate for most equity share grants. Time-based equity share awards generally vest between one and five years from the grant date and are expensed on a straight-line basis over the vesting period. Equity share awards that contain a performance metric, are expensed over the requisite service period, generally three years, in accordance with the performance level achieved at each reporting period. See Note 10 for additional information.
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
Commitments and contingencies: We are subject to various claims and contingencies related to lawsuits, certain taxes, and commitments under contractual and other obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. We expense related legal costs as incurred. For additional information, see Note 14.
Estimated fair value of financial instruments: The Company applies the provision of FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Based upon the fact there are no quoted prices in active markets or other observable market data, the Company used unobservable inputs for computation of the fair value of finance receivables, net for disclosure purposes. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. See Note 9 for additional information.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

Reclassification of prior year presentation: Certain prior year amounts have been reclassified for consistency with the current period presentation.
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
2. Finance Receivables, net:
Changes in finance receivables, net for the years ended December 31, 2013 and 2012, were as follows (amounts in thousands):

	2013	2012
Balance at beginning of year	$1,078,951	$926,734
Acquisitions of finance receivables, net of buybacks	638,616	529,691
Foreign currency translation adjustment	515	575
Cash collections	(1,142,437)	(908,684)
Income recognized on finance receivables, net	663,546	530,635
Cash collections applied to principal	(478,891)	(378,049)
Balance at end of year	$1,239,191	$1,078,951

At the time of acquisition, the life of each pool is generally estimated to be between 60 to 96 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, cash collections applied to principal are estimated to be as follows for the following years ending December 31, (amounts in thousands):

2014	$435,573
2015	342,638
2016	256,339
2017	152,954
2018	51,642
2019	45
$1,239,191

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

During the years ended December 31, 2013 and 2012, the Company purchased approximately $7.9 billion and $6.2 billion, respectively, in face value of charged-off consumer receivables. At December 31, 2013, the estimated remaining collections (“ERC”) on the receivables purchased during the years ended December 31, 2013 and 2012 were $1,006.4 million and $635.8 million, respectively. There were no sales of finance receivables during the years ended December 31, 2013 and 2012.  At December 31, 2013 and 2012, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $26.1 million and $4.2 million, respectively.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the years ended December 31, 2013 and 2012 were as follows (amounts in thousands):

	2013	2012
Balance at beginning of year	$1,239,674	$1,026,614
Income recognized on finance receivables, net	(663,546)	(530,635)
Additions	560,730	467,524
Reclassifications from nonaccretable difference	286,840	276,171
Foreign currency translation adjustment	6,369	(3,436)
Balance at end of year	$1,430,067	$1,239,674
A valuation allowance is recorded for significant decreases in expected cash flows or a change in the expected timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. In any given period, the Company may be required to record valuation allowances due to pools of receivables underperforming previous expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently on the overall profitability of purchased pools of defaulted consumer receivables would include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relate to the collection and movement of accounts on both the collection floor of the Company and external channels), as well as decreases in productivity related to turnover and tenure of the Company’s collection staff. The following is a summary of activity within the Company’s valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	2013
	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total
Valuation allowance—finance receivables:
Beginning balance	$74,500	$18,623	$93,123
Allowance charges	2,406	7,260	9,666
Reversal of previous recorded allowance charges	(11,280)	(408)	(11,688)
Net allowance (reversal)/charge	(8,874)	6,852	(2,022)
Ending balance	$65,626	$25,475	$91,101
Finance receivables, net:	$714,896	$524,295	$1,239,191

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

	2012
	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total
Valuation allowance—finance receivables:
Beginning balance	$76,580	$9,991	$86,571
Allowance charges	4,300	9,120	13,420
Reversal of previous recorded allowance charges	(6,380)	(488)	(6,868)
Net allowance (reversal)/charge	(2,080)	8,632	6,552
Ending balance	$74,500	$18,623	$93,123
Finance receivables, net:	$535,894	$543,057	$1,078,951

	2011
	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total
Valuation allowance—finance receivables:
Beginning balance	$70,030	$6,377	$76,407
Allowance charges	9,650	4,051	13,701
Reversal of previous recorded allowance charges	(3,100)	(437)	(3,537)
Net allowance charge	6,550	3,614	10,164
Ending balance	$76,580	$9,991	$86,571
Finance receivables, net:	$454,161	$472,573	$926,734

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

3. Accounts Receivable, net:
Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, the current receivables aging, and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The balance of the allowance for doubtful accounts at December 31, 2013 and 2012 was $0.7 million and $2.4 million, respectively. The Company does not have any off balance sheet credit exposure related to its customers.
Changes in the allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 were as follows (amounts in thousands):

	2013	2012	2011
Balance at beginning of year	$2,429	$2,102	$2,491
Provision for doubtful accounts	22	1,093	81
Write-offs	(1,779)	(766)	(470)
Balance at end of year	$672	$2,429	$2,102

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

4. Operating Leases:
The Company leases office space and equipment under operating leases. Rental expense was $6.0 million, $5.4 million and $4.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Future minimum lease payments for operating leases at December 31, 2013, are as follows for the years ending December 31, (amounts in thousands):

2014	$6,302
2015	6,196
2016	5,070
2017	3,973
2018	2,792
Thereafter	4,025
Total future minimum lease payments	$28,358
5. Redeemable Noncontrolling Interest:
In accordance with ASC 810, the Company had consolidated all financial statement accounts of CCB in its consolidated balance sheets and its consolidated income statements. Effective January 31, 2013, the Company purchased one-half of the then remaining interest in CCB for a purchase price of $1.1 million. The purchase price was derived from the formula stipulated in the contractual agreement and was based on prior levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"). Effective August 31, 2013, the Company exercised its right, subject to a review period ended October 15, 2013, to purchase the remainder of the noncontrolling interest for a purchase price of approximately $4.5 million. The purchase price was derived from the formula stipulated in the contractual agreement and was based on prior levels of EBITDA. The closing occurred on October 31, 2013. Accordingly, at December 31, 2013, the Company owns 100% of CCB and the redeeemable noncontrolling interest is no longer presented on its consolidated balance sheets. At December 31, 2012, the redeemable noncontrolling interest amount is separately stated on the consolidated balance sheets and represents the 38% interest in CCB not owned by the Company. In addition, net income attributable to the noncontrolling interest is stated separately in the consolidated income statements for the first nine months of 2013, and for the years ended December 31, 2012 and 2011.
The following table illustrates the changes in the redeemable noncontrolling interest for the period from December 31, 2011 to December 31, 2013 (amounts in thousands):

Redeemable noncontrolling interest at December 31, 2011	$17,831
Net income attributable to redeemable noncontrolling interest	(494)
Distributions paid or payable	(261)
Adjustment of the redeemable noncontrolling interest measurement amount	3,597
Redeemable noncontrolling interest at December 31, 2012	20,673
Net loss attributable to redeemable noncontrolling interest	1,605
Distributions paid or payable	(1,814)
Purchase of noncontrolling interest	(20,648)
Adjustment of the redeemable noncontrolling interest measurement amount	184
Redeemable noncontrolling interest at December 31, 2013	$—
6. Goodwill and Intangible Assets, net:
In connection with the Company’s previous business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. Pursuant to ASC 350, goodwill is not amortized but rather is reviewed at least annually for impairment. During the three months ended September 30, 2013, the Company evaluated the goodwill associated with one of its reporting units, which had experienced a revenue and profitability decline, recent net losses, and the loss of a significant client during the quarter. In its evaluation, the Company used a present value calculation of future cash flows and earnings to determine the fair value of the reporting unit. Based

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

on this evaluation, the Company recorded a $6.4 million impairment of goodwill in the third quarter of 2013. This non-cash charge represents the full amount of goodwill previously recorded for the Company’s subsidiary PRA Location Services, LLC ("PLS"). All other intangible assets related to PLS were fully amortized as of September 30, 2013. Prior to 2013, the Company had not previously recorded any impairment charges related to its goodwill or intangible assets. During the fourth quarter of 2013, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2013, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through December 31, 2013 that would indicate a triggering event and thereby necessitate further evaluation of goodwill or other intangible assets. The Company expects to perform its next annual goodwill review during the fourth quarter of 2014. At December 31, 2013 and 2012, the carrying value of goodwill was $103.8 million and $109.5 million, respectively. The following table represents the changes in goodwill for the years ended December 31, 2013 and 2012:

	2013	2012
Balance at beginning of year	$109,488	$61,678
Acquisitions of PRA UK and NCM	—	45,494
Impairment of goodwill	(6,397)	—
Foreign currency translation adjustment	752	2,316
Balance at end of year	$103,843	$109,488
Goodwill recognized from the acquisitions of PRA UK and NCM represents, among other things, an established workforce, the future economic benefits arising from expected synergies and expanded geographical diversity. The acquired goodwill is generally deductible for U.S. income tax purposes.
Intangible assets, excluding goodwill, consist of the following at December 31, 2013 and 2012 (amounts in thousands):

	2013		2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Client and customer relationships	$40,870	$26,581	$40,698	$22,516
Non-compete agreements	3,880	3,723	3,880	3,581
Trademarks	3,491	2,170	3,477	1,594
Total	$48,241	$32,474	$48,055	$27,691
In accordance with ASC 350, the Company is amortizing the intangible assets over the estimated useful lives. Total amortization expense for the years ended December 31, 2013, 2012 and 2011 was $4.7 million, $5.9 million and $4.9 million, respectively. The Company reviews these intangible assets upon the occurrence of a triggering event.
 The future amortization of these intangible assets is estimated to be as follows as of December 31, 2013 for the following years ending December 31, (amounts in thousands):

2014	$4,170
2015	3,096
2016	2,432
2017	1,531
2018	1,115
Thereafter	3,423
$15,767

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

7. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (in thousands):

	December 31, 2013	December 31, 2012
Line of credit, revolver	$—	$127,000
Line of credit, term loan	195,000	200,000
Equipment loan	—	542
Convertible notes	287,500	—
Less: Debt discount	(30,720)	—
Total	$451,780	$327,542
Revolving Credit and Term Loan Facility
On December 19, 2012, the Company entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). On August 6, 2013, the Company entered into a First Amendment (the “First Amendment”) to the Credit Agreement. The First Amendment amended and restated certain provisions to clarify the permitted indebtedness basket for the issuance of senior, unsecured convertible notes in an aggregate amount not to exceed $300,000,000.  On August 21, 2013, the Company entered into a Lender Joinder Agreement and Lender Commitment Agreement, and Consented to a Master Assignment and Assumption  (collectively, the “Loan Modification Agreements”), which together modified the Credit Agreement. The Loan Modification Agreements, among other things, increased by $35.5 million the amount of revolving credit availability under the Credit Agreement. Under the terms of the Credit Agreement as amended and modified, the credit facility includes an aggregate principal amount available of $630.5 million (subject to the borrowing base and applicable debt covenants) which consists of a $195.0 million floating rate term loan that amortizes and matures on December 19, 2017 and a $435.5 million revolving credit facility that matures on December 19, 2017. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. The Company’s revolving credit facility includes a $20 million swingline loan sublimit, a $20 million letter of credit sublimit and a $20 million alternative currency equivalent sublimit. The credit facility contains an accordion loan feature that allows the Company to request an increase of up to $214.5 million in the amount available for borrowing under the facility, whether from existing or new lenders, subject to terms of the Credit Agreement. No existing lender is obligated to increase its commitment. The Credit Agreement is secured by a first priority lien on substantially all of the Company’s assets. The Credit Agreement contains restrictive covenants and events of default including the following:

•
borrowings may not exceed 30% of the ERC of all its eligible asset pools plus eligible asset pools subject to certain conditions as defined in the agreement and 75% of its eligible accounts receivable;

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
The Company's borrowings outstanding on its credit facility at December 31, 2013 consisted of $195.0 million outstanding on the term loan with an annual interest rate as of December 31, 2013 of 2.67%. At December 31, 2012, the Company's borrowings on its credit facility consisted of $122.0 million in 30-day Eurodollar rate loans and $5.0 million in base rate loans with a weighted

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

average interest rate of 2.74%. In addition, the Company had $200.0 million outstanding on the term loan at December 31, 2012 with an annual interest rate as of December 31, 2012 of 2.71%.
Equipment Loan
On December 15, 2010, the Company entered into a commercial loan agreement to finance computer software and equipment purchases in the amount of approximately $1.6 million. The loan was collateralized by the related computer software and equipment. The loan term was 3 years with a fixed rate of 3.69% with monthly installments, including interest, of $46,108 beginning on January 15, 2011, and it matured on December 15, 2013. The balance of the equipment loan at December 31, 2013 and 2012 was $0.0 million and $0.5 million, respectively.
Convertible Senior Notes
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of the Company’s 3.00% Convertible Senior Notes due 2020 (the “Notes”). The Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "Indenture") between the Company and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are senior unsecured obligations of the Company. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. Prior to February 1, 2020, the Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the Notes will be convertible at any time. Upon conversion, the Notes may be settled, at the Company’s option, in cash, shares of the Company’s common stock, or any combination thereof. Holders of the Notes have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may, under certain circumstances, be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. The conversion rate for the Notes is initially 15.2172 shares per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $65.72 per share of the Company’s common stock, and is subject to adjustment in certain circumstances pursuant to the Indenture. The Company does not have the right to redeem the Notes prior to maturity. As of December 31, 2013, none of the conditions allowing holders of the Notes to convert their Notes had occurred.
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

The balances of the liability and equity components of all of the Notes outstanding were as follows as of the dates indicated(in thousands):

	December 31, 2013	December 31, 2012
Liability component - principal amount	$287,500	$—
Unamortized debt discount	(30,720)	—
Liability component - net carrying amount	256,780	—
Equity component	$31,306	$—
The debt discount is amortized into interest expense over the remaining life of the Notes using the effective interest rate, which is 4.92%.
Interest expense related to the Notes was as follows for the years ended December 31, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2013	2012
Interest expense - stated coupon rate	$3,306	$—
Interest expense - amortization of debt discount	1,508	—
Total interest expense - convertible notes	$4,814	$—
The Company was in compliance with all covenants under its financing arrangements as of December 31, 2013 and 2012.
The following principal payments are due on the Company's borrowings at December 31, 2013 for the years ending December 31, (amounts in thousands):

2014	$10,000
2015	15,000
2016	20,000
2017	150,000
2018	—
Thereafter	287,500
Total	$482,500
8. Property and Equipment, net:
Property and equipment, at cost, consist of the following as of December 31, 2013 and 2012 (amounts in thousands):

	2013	2012
Software	$34,108	$29,467
Computer equipment	17,072	14,129
Furniture and fixtures	8,616	7,220
Equipment	10,351	8,674
Leasehold improvements	11,147	7,231
Building and improvements	7,026	7,014
Land	1,269	1,269
Accumulated depreciation and amortization	(58,048)	(49,692)
Property and equipment, net	$31,541	$25,312
Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2013, 2012 and 2011 was $9.7 million, $8.7 million and $8.1 million, respectively.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

The Company, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of December 31, 2013 and 2012, the Company has incurred and capitalized $10.3 million and $7.8 million, respectively, of these direct payroll costs related to software developed for internal use. As of December 31, 2013 and 2012, $1.7 million and $1.3 million of these costs are for projects that are in the development stage and therefore are a component of “Other assets.” Once the projects are completed, the costs will be transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense relating to this internally developed software as of and for the years ended December 31, 2013 and 2012 were $1.5 million and $1.2 million, respectively. Remaining unamortized costs relating to this internally developed software as of and for the years ended December 31, 2013 and 2012 were $4.4 million and $3.9 million, respectively.
9. Fair Value Measurements and Disclosures:
In accordance with the disclosure requirements of FASB ASC Topic 825, “Financial Instruments” (“ASC 825”), the table below summarizes fair value estimates for the Company’s financial instruments. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts in the table are recorded in the consolidated balance sheet at December 31, 2013 and 2012, under the indicated captions (amounts in thousands):

	2013		2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$162,004	$162,004	$32,687	$32,687
Finance receivables, net	1,239,191	1,722,100	1,078,951	1,776,049
Financial liabilities:
Revolving credit	$—	$—	$127,000	$127,000
Long-term debt	195,000	195,000	200,542	200,542
Convertible debt	256,780	316,857	—	—

As of December 31, 2013, and 2012, the Company did not account for any financial assets or financial liabilities at fair value. As defined by FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Those levels of input are summarized as follows:

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
10. Share-Based Compensation:
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
As of December 31, 2013, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program (“LTI”)) is estimated to be $4.0 million with a weighted average remaining life for all nonvested shares of 1.5 years (not including nonvested shares granted under the LTI program). As of December 31, 2013, there are no future compensation costs related to stock options and there are no remaining vested stock options to be exercised. Grants made to key employees and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group.
Total share-based compensation expense was $12.3 million, $11.3 million and $7.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense (windfall tax benefits) recognized under the provisions of ASC 718 are credited to additional paid-in capital in the Company's Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $8.2 million, $4.7 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
All share amounts presented in this Note 10 have been adjusted to reflect the three-for-one stock split by means of a stock dividend declared by the Company's board of directors on June 10, 2013.
Nonvested Shares
With the exception of the awards made pursuant to the LTI program and a few employee and director grants the nonvested shares vest ratably generally over three to five years and are expensed over their vesting period.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

The following summarizes all nonvested share transactions, excluding those related to the LTI program, from December 31, 2010 through December 31, 2013 (amounts in thousands, except per share amounts):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2010	273	$15.96
Granted	144	25.53
Vested	(159)	18.66
Cancelled	(15)	16.78
December 31, 2011	243	19.77
Granted	159	22.00
Vested	(102)	19.79
Cancelled	(12)	23.31
December 31, 2012	288	20.84
Granted	110	37.31
Vested	(143)	19.75
Cancelled	(29)	20.57
December 31, 2013	226	$29.58
The total grant date fair value of shares vested during the years ended December 31, 2013, 2012 and 2011, was $2.8 million, $2.0 million and $3.0 million, respectively.
Long-Term Incentive Program
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company. The following summarizes all LTI share transactions from December 31, 2010 through December 31, 2013 (amounts in thousands, except per share amounts):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2010	366	$11.68
Granted at target level	222	25.17
Adjustments for actual performance	45	16.24
Vested	(48)	16.24
Cancelled	(37)	13.18
December 31, 2011	548	17.01
Granted at target level	198	20.73
Adjustments for actual performance	120	18.00
Vested	(354)	12.58
Cancelled	(15)	22.55
December 31, 2012	497	21.71
Granted at target level	124	34.59
Adjustments for actual performance	108	17.91
Vested	(279)	19.10
Cancelled	(16)	25.01
December 31, 2013	434	$25.79
The total grant date fair value of shares vested during the years ended December 31, 2013, 2012 and 2011, was $5.3 million, $4.5 million and $0.8 million, respectively.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

At December 31, 2013, total future compensation costs, assuming the current estimated performance levels are achieved, related to nonvested share awards granted under the LTI program are estimated to be approximately $6.5 million. The Company assumed a 7.5% forfeiture rate for these grants and the remaining shares have a weighted average life of 1.4 years at December 31, 2013.
11. Earnings per Share:
Basic earnings per share (“EPS”) are computed by dividing net income available to common shareholders of Portfolio Recovery Associates, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $65.72, which did not occur during the period from which the Notes were issued on August 13, 2013 through December 31, 2013. The Notes were not outstanding during the years ended December 31, 2012 and 2011. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be received upon assumed exercise. The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands, except per share amounts):

	2013			2012			2011
	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$175,314	50,366	$3.48	$126,593	50,991	$2.48	$100,791	51,330	$1.96
Dilutive effect of nonvested share awards		507			378			360
Diluted EPS	$175,314	50,873	$3.45	$126,593	51,369	$2.46	$100,791	51,690	$1.95
There were no antidilutive options outstanding as of December 31, 2013, 2012 and 2011.
12. Stockholders’ Equity:
On February 2, 2012, the Company's board of directors authorized a share repurchase program to purchase up to $100.0 million of the Company's outstanding shares of common stock on the open market. During the year ended December 31, 2013, the Company repurchased 1,203,412 shares of its common stock at an average price of $48.62 per share. During the year ended December 31, 2012, the Company repurchased 994,347 shares of its common stock at an average price of $22.85 per share. At December 31, 2013, the maximum remaining purchase price for share repurchases under the plan is approximately $18.8 million.
13. Income Taxes:
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

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

The income tax expense recognized for the years ended December 31, 2013, 2012 and 2011 is comprised of the following (amounts in thousands):

	Federal	State	Foreign	Total
For the year ended December 31, 2013:
Current tax expense	$82,163	$12,163	$833	$95,159
Deferred tax expense/(benefit)	13,321	(550)	(1,784)	10,987
Total income tax expense/(benefit)	$95,484	$11,613	$(951)	$106,146
For the year ended December 31, 2012:
Current tax expense/(benefit)	$76,067	$14,051	$(563)	$89,555
Deferred tax (benefit)/expense	(8,837)	(278)	494	(8,621)
Total income tax expense/(benefit)	$67,230	$13,773	$(69)	$80,934
For the year ended December 31, 2011:
Current tax expense	$31,185	$6,207	$—	$37,392
Deferred tax expense	24,054	4,873	—	28,927
Total income tax expense	$55,239	$11,080	$—	$66,319
The Company has recognized a net deferred tax liability of $208.7 million and $185.3 million as of December 31, 2013 and 2012, respectively. The components of the net deferred tax liability are as follows (amounts in thousands):

Deferred tax assets:	2013	2012
Employee compensation	$9,365	$5,179
Allowance for doubtful accounts	236	906
State tax credit carryforward	879	644
Other	240	—
Accrued liabilities	4,642	3,060
Guaranteed payments	890	734
Intangible assets and goodwill	930	—
Leases	531	448
Acquisition costs	687	704
Total deferred tax assets	18,400	11,675
Deferred tax liabilities:
Depreciation expense	4,250	3,364
Intangible assets and goodwill	—	1,669
Prepaid expenses	1,604	1,231
Convertible debt	11,931	—
Other	—	554
Use of cost recovery for income tax purposes	209,325	190,134
Total deferred tax liability	227,110	196,952
Net deferred tax liability	$208,710	$185,277
The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the Company’s expected tax expense at the statutory federal tax rate to actual tax expense for the years ended December 31, 2013, 2012 and 2011 is as follows (amounts in thousands):

	2013	2012	2011
Expected tax expense at statutory federal rates	$99,073	$72,462	$58,612
State tax expense, net of federal tax benefit	7,548	8,546	7,379
Other	(475)	(74)	328
Total income tax expense	$106,146	$80,934	$66,319
The guidance of ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There were no unrecognized tax benefits as of December 31, 2013 and 2012. ASC 740 requires the recognition of interest, if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. No interest or penalties were accrued at December 31, 2013 or 2012.
A valuation allowance for deferred tax assets has not been provided at December 31, 2013 or 2012 since management believes it is more likely than not that the deferred tax assets will be realized. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s results of operations and financial position. At December 31, 2013, the Company had state income tax credit carryforwards of approximately $0.9 million which will begin to expire starting in the year ending December 31, 2021.
The Internal Revenue Service (IRS) examined the Company's tax returns for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income, and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. The Company believes it has sufficient support for the technical merits of its positions and that it is more likely than not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not required. The Company believes cost recovery to be an acceptable tax revenue recognition method for companies in the bad debt purchasing industry. For tax purposes, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any taxable income is recognized.  On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005.  The Company subsequently filed a petition in the United States Tax Court to which the IRS responded on January 12, 2012. If the Company is unsuccessful in the United States Tax Court, it can appeal to the federal Circuit Court of Appeals. Payment of the assessed taxes and interest could have an adverse effect on the Company’s financial condition, be material to the Company’s results of operations, and possibly require additional financing from other sources. In accordance with the Internal Revenue Code, underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points. An additional two percentage points applies to large corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code. The Company files taxes in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. On June 30, 2011, the Company was notified by the IRS that the audit period will be expanded to include the tax years ended December 31, 2009 and 2008.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

At December 31, 2013, the tax years subject to examination by the major taxing jurisdictions, including the IRS, are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2007, 2006 and 2005 tax years were extended through December 31, 2011; however, because the IRS issued the Notice of Deficiency prior to December 31, 2011, the period for assessment is suspended until a decision of the Tax Court becomes final. The statute of limitations for the 2010, 2009 and 2008 tax years has been extended to September 26, 2014.
 As of December 31, 2013, the cumulative unremitted earnings of the Company's foreign subsidiaries are approximately zero. There were no repatriations of unremitted earnings during 2013. The Company intends for predominantly all foreign earnings to be indefinitely reinvested in its foreign operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these permanently reinvested earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.
14. Commitments and Contingencies:
Employment Agreements:
The Company has employment agreements, most of which expire on December 31, 2014, with all of its executive officers and with several members of its senior management group. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. As of December 31, 2013, estimated future compensation under these agreements is approximately $16.0 million. The agreements also contain confidentiality and non-compete provisions.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at December 31, 2013 are approximately $28.4 million.
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

Excluding the matters described below and other putative class action suits which the Company believes are not material, the high end of the range of potential litigation losses in excess of the amount accrued is estimated by management to be less than

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

$1,000,000 as of December 31, 2013. Notwithstanding our attempt to estimate a range of possible losses in excess of the amount accrued based on current information, actual future losses may exceed both the Company's accrual and the range of potential litigation losses disclosed above.

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

Telephone Consumer Protection Act Litigation

The Company has been named as defendant in a number of putative class action cases, each alleging that the Company violated the Telephone Consumer Protection Act ("TCPA") by calling consumers' cellular telephones without their prior express consent.  On December 21, 2011, the United States Judicial Panel on Multi-District Litigation entered an order transferring these matters into one consolidated proceeding in the United States District Court for the Southern District of California.  On November 14, 2012, the putative class plaintiffs filed their amended consolidated complaint in the matter, now styled as In re Portfolio Recovery Associates, LLC Telephone Consumer Protection Act Litigation, case No. 11-md-02295 (the “MDL action”).  The Company has filed a motion to stay this litigation until such time as the FCC has ruled on various petitions concerning the TCPA.

Internal Revenue Service Audit

The IRS examined the Company's tax returns for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income, and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. The Company believes it has sufficient support for the technical merits of its positions and that it is more likely than not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not required. On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005.  The Company subsequently filed a petition in the United States Tax Court to which the IRS responded on January 12, 2012. If the Company is unsuccessful in the United States Tax Court, it can appeal to the federal Circuit Court of Appeals.  Refer to Note 13 “Income Taxes” for additional information.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at December 31, 2013 is approximately $90.0 million.
Contingent Purchase Price:
The asset purchase agreement entered into in connection with the acquisition of certain finance receivables and certain operating assets of National Capital Management, LLC ("NCM") in 2012, includes an earn-out provision whereby the sellers are able to earn additional cash consideration for achieving certain cash collection thresholds over a five year period. The maximum amount of earn-out during the period is $15.0 million. The Company paid the year one earn-out during December 2013 in the amount of $6.2 million. As of December 31, 2013, the Company has recorded a present value amount for the expected remaining liability of $4.9 million.
Finance Receivables:
Certain agreements for the purchase of finance receivables portfolios contain provisions that may, in limited circumstances, require the Company to refund a portion or all of the collections subsequently received by the Company on particular accounts. The potential refunds as of the balance sheet date are not considered to be significant.

Portfolio Recovery Associates, Inc.
Notes to Consolidated Financial Statements

15. 401(k) Retirement Plan:
The Company sponsors a defined contribution plan. Under the plan, all employees over eighteen years of age are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to Internal Revenue Service limitations, after completing six months of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee’s salary. Total compensation expense related to these contributions was $1.8 million, $1.6 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
16. Subsequent Event:
On February 19, 2014, the Company entered into an agreement to acquire the equity of Aktiv Kapital AS (“Aktiv”), a Norway-based company specializing in the acquisition and servicing of non-performing consumer loans throughout Europe and in Canada. The purchase price is approximately $880 million plus the assumption of approximately $435 million of Aktiv's corporate debt, resulting in an acquisition of estimated total enterprise value of $1.3 billion. The transaction is expected to close in the second quarter of 2014, upon successful completion of customary closing conditions, including approval of the transaction by applicable competition authorities and its ability to obtain the necessary financing to consummate the transaction.

The Company expects to finance this transaction with a combination of cash, $170 million of seller financing, $435 million from its domestic, revolving credit facility, and by accessing an accordion feature on its credit facility of up to $214 million. The Company may choose to use other debt instruments to expand, replace or pay down any of these financing options.

The Company expects Aktiv's Chief Executive Officer and his executive team and the more than 400 Aktiv employees to join its workforce upon the closing of the transaction.

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
We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment, management has determined that, as of December 31, 2013, its internal control over financial reporting was effective based on the criteria set forth in the COSO framework. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Portfolio Recovery Associates, Inc.:
We have audited Portfolio Recovery Associates, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Portfolio Recovery Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on Portfolio Recovery Associates, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Portfolio Recovery Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Portfolio Recovery Associates, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated income statements, and statements of comprehensive income, changes in stockholders’ equity , and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Norfolk, Virginia
February 28, 2014

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the sections labeled “Security Ownership of Management and Directors,” “Board of Directors,” “Executive Officers,” “Corporate Governance,” “Committees of the Board of Directors” and “Report of the Audit Committee” in the Company’s definitive Proxy Statement in connection with the Company’s 2014 Annual Meeting of Shareholders.
Item 11. Executive Compensation.
The information required by Item 11 is incorporated herein by reference to (a) the section labeled “Compensation Discussion and Analysis” in the Company’s definitive Proxy Statement in connection with the Company’s 2014 Annual Meeting of Shareholders and (b) the section labeled “Compensation Committee Report” in the Company’s definitive Proxy Statement in connection with the Company’s 2014 Annual Meeting of Shareholders, which section (and the report contained therein) shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of such furnishing in this Item 11.
Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.
The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Management and Directors” in the Company’s definitive Proxy Statement in connection with the Company’s 2014 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is incorporated herein by reference to the sections labeled “Policies for Approval of Related Party Transactions” and “Director Independence” in the Company’s definitive Proxy Statement in connection with the Company’s 2014 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 is incorporated herein by reference to the section labeled “Fees Paid to KPMG LLP” in the Company’s definitive Proxy Statement in connection with the Company’s 2014 Annual Meeting of Shareholders.

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

4.3
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

10.10	First Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 6, 2013).

10.11
Lender Commitment Agreement dated as of August 21, 2013 by and among Portfolio Recovery Associates, Inc., and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on November 8, 2013).

10.12
Lender Joiner Agreement dated as of August 21, 2013, by and among Portfolio Recovery Associates, Inc., Bank of Hampton Roads, Heritage Bank, Union First Market and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed on November 8, 2013).

10.13	2013 Annual Bonus Plan (Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed on April 19, 2013).

10.14	2013 Omnibus Incentive Plan (Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed on April 19, 2013).

21.1	Subsidiaries of Portfolio Recovery Associates, Inc. (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

24.1	Powers of Attorney (included on signature page) (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portfolio Recovery Associates, Inc.
(Registrant)

Date: February 28, 2014	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: February 28, 2014	By:	/s/ Kevin P. Stevenson
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

Date: February 28, 2014	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: February 28, 2014	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

Date: February 28, 2014	By:	/s/ Marjorie M. Connelly
Marjorie M. Connelly
Director

Date: February 28, 2014	By:	/s/ John H. Fain
John H. Fain
Director

Date: February 28, 2014	By:	/s/ Penelope W. Kyle
Penelope W. Kyle
Director

Date: February 28, 2014	By:	/s/ James A. Nussle
James A. Nussle
Director

Date: February 28, 2014	By:	/s/ David N. Roberts
David N. Roberts
Director

Date: February 28, 2014	By:	/s/ Scott M. Tabakin
Scott M. Tabakin
Director

Date: February 28, 2014	By:	/s/ James M. Voss
James M. Voss
Director