Form 10-Q
period 2014-03-31
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2014-05-08
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2014
Common Stock, $0.01 par value	50,060,005

PORTFOLIO RECOVERY ASSOCIATES, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2014 and December 31, 2013
(unaudited)
(Amounts in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$191,819	$162,004
Finance receivables, net	1,253,961	1,239,191
Accounts receivable, net	11,551	12,359
Income taxes receivable	1,015	11,710
Net deferred tax asset	1,369	1,361
Property and equipment, net	35,130	31,541
Goodwill	104,086	103,843
Intangible assets, net	14,714	15,767
Other assets	28,968	23,456
Total assets	$1,642,613	$1,601,232
Liabilities and Equity
Liabilities:
Accounts payable	$24,199	$14,819
Accrued expenses and other liabilities	28,351	27,655
Accrued compensation	8,684	27,431
Net deferred tax liability	220,883	210,071
Borrowings	450,278	451,780
Total liabilities	732,395	731,756
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, 60,000 authorized shares, 50,060 issued and outstanding shares at March 31, 2014, and 49,840 issued and outstanding shares at December 31, 2013	501	498
Additional paid-in capital	134,892	135,441
Retained earnings	770,345	729,505
Accumulated other comprehensive income	4,480	4,032
Total stockholders’ equity	910,218	869,476
Total liabilities and equity	$1,642,613	$1,601,232
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the three months ended March 31, 2014 and 2013
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Income recognized on finance receivables, net	$177,970	$154,792
Fee income	15,952	14,767
Total revenues	193,922	169,559
Operating expenses:
Compensation and employee services	51,385	44,997
Legal collection fees	10,833	10,529
Legal collection costs	26,533	20,501
Agent fees	1,450	1,609
Outside fees and services	10,791	7,447
Communications	9,154	8,079
Rent and occupancy	2,147	1,687
Depreciation and amortization	3,947	3,366
Other operating expenses	6,092	5,457
Total operating expenses	122,332	103,672
Income from operations	71,590	65,887
Other income and (expense):
Interest income	1	—
Interest expense	(4,860)	(2,689)
Income before income taxes	66,731	63,198
Provision for income taxes	25,891	24,681
Net income	$40,840	$38,517
Adjustment for loss attributable to redeemable noncontrolling interest	—	83
Net income attributable to Portfolio Recovery Associates, Inc.	$40,840	$38,600
Net income per common share attributable to Portfolio Recovery Associates, Inc:
Basic	$0.82	$0.76
Diluted	$0.81	$0.75
Weighted average number of shares outstanding:
Basic	49,929	50,811
Diluted	50,363	51,273
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2014 and 2013
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$40,840	$38,517
Other comprehensive income:
Foreign currency translation adjustments	448	(4,418)
Total other comprehensive income	448	(4,418)
Comprehensive income	41,288	34,099
Comprehensive loss attributable to noncontrolling interest	—	83
Comprehensive income attributable to Portfolio Recovery Associates, Inc.	$41,288	$34,182
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2014
(unaudited)
(Amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2013	49,840	$498	$135,441	$729,505	$4,032	$869,476
Components of comprehensive income:
Net income attributable to Portfolio Recovery Associates, Inc.	—	—	—	40,840	—	40,840
Foreign currency translation adjustment	—	—	—	—	448	448
Vesting of nonvested shares	220	3	(3)	—	—	—
Amortization of share-based compensation	—	—	2,836	—	—	2,836
Income tax benefit from share-based compensation	—	—	4,115	—	—	4,115
Employee stock relinquished for payment of taxes	—	—	(7,497)	—	—	(7,497)
Balance at March 31, 2014	50,060	$501	$134,892	$770,345	$4,480	$910,218
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2014 and 2013
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$40,840	$38,517
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	2,836	2,986
Depreciation and amortization	3,947	3,366
Amortization of debt discount	998	—
Deferred tax expense	10,812	529
Changes in operating assets and liabilities:
Other assets	(5,496)	(2,070)
Accounts receivable	821	1,149
Accounts payable	9,361	588
Income taxes	10,695	19,088
Accrued expenses	686	(2,503)
Accrued compensation	(26,245)	(3,537)
Net cash provided by operating activities	49,255	58,113
Cash flows from investing activities:
Purchases of property and equipment	(6,416)	(2,466)
Acquisition of finance receivables, net of buybacks	(150,087)	(212,389)
Collections applied to principal on finance receivables	135,397	120,671
Net cash used in investing activities	(21,106)	(94,184)
Cash flows from financing activities:
Income tax benefit from share-based compensation	4,115	2,207
Proceeds from line of credit	—	95,000
Principal payments on line of credit	—	(50,000)
Repurchases of common stock	—	(1,912)
Cash paid for purchase of portion of noncontrolling interest	—	(1,150)
Distributions paid to noncontrolling interest	—	(51)
Principal payments on long-term debt	(2,500)	(1,384)
Net cash provided by financing activities	1,615	42,710
Effect of exchange rate on cash	51	(215)
Net increase in cash and cash equivalents	29,815	6,424
Cash and cash equivalents, beginning of period	162,004	32,687
Cash and cash equivalents, end of period	$191,819	$39,111
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,731	$2,656
Cash paid for income taxes	1,868	2,866
Supplemental disclosure of non-cash information:
Adjustment of the noncontrolling interest measurement amount	$—	$(60)
Distributions payable relating to noncontrolling interest	—	2
Purchase of noncontrolling interest	—	9,162
Employee stock relinquished for payment of taxes	(7,497)	(4,002)
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
The following table shows the amount of revenue generated for the three months ended March 31, 2014 and 2013 and long-lived assets held at March 31, 2014 and 2013 by geographical location (amounts in thousands):

	As Of And For The		As Of And For The
	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$191,188	$32,669	$166,929	$23,770
United Kingdom	2,734	2,461	2,630	1,700
Total	$193,922	$35,130	$169,559	$25,470
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of March 31, 2014, its consolidated income statements and statements of comprehensive income for the three months ended March 31, 2014 and 2013, its consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2014, and its consolidated statements of cash flows for the three months ended March 31, 2014 and 2013. The consolidated income statements of the Company for the three months ended March 31, 2014 may not be indicative of future results. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K, filed on February 28, 2014.

2.	Finance Receivables, net:
Changes in finance receivables, net for the three months ended March 31, 2014 and 2013 were as follows (amounts in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Balance at beginning of period	$1,239,191	$1,078,951
Acquisitions of finance receivables, net of buybacks	150,087	212,389
Foreign currency translation adjustment	80	(922)
Cash collections	(313,367)	(275,463)
Income recognized on finance receivables, net	177,970	154,792
Cash collections applied to principal	(135,397)	(120,671)
Balance at end of period	$1,253,961	$1,169,747

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At the time of acquisition, the life of each pool is generally estimated to be between 60 and 96 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, cash collections applied to principal on finance receivables as of March 31, 2014 are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

March 31, 2015	$440,446
March 31, 2016	338,324
March 31, 2017	251,391
March 31, 2018	166,246
March 31, 2019	53,679
March 31, 2020	3,875
$1,253,961
During the three months ended March 31, 2014 and 2013, the Company purchased approximately $1.91 billion and $1.85 billion, respectively, in face value of charged-off consumer receivables. At March 31, 2014, the estimated remaining collections (“ERC”) on the receivables purchased in the three months ended March 31, 2014 and 2013, were $235.0 million and $266.4 million, respectively. At March 31, 2014, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $28.3 million; at December 31, 2013, the amount was $26.1 million.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three months ended March 31, 2014 and 2013 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$1,430,067	$1,239,674
Income recognized on finance receivables, net	(177,970)	(154,792)
Additions	106,197	182,505
Net reclassifications from nonaccretable difference	91,636	53,764
Foreign currency translation adjustment	1,071	(4,007)
Balance at end of period	$1,451,001	$1,317,144

A valuation allowance is recorded for significant decreases in expected cash flows or a change in the expected timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. In any given period, the Company may be required to record valuation allowances due to pools of receivables underperforming previous expectations. Factors that may contribute to the recording of valuation allowances include both internal as well as external factors. External factors that may have an impact on the collectability, and subsequently on the overall profitability of purchased pools of defaulted consumer receivables would include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors that may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables, would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relate to the collection and movement of accounts on both the collection floor of the Company and external channels), as well as decreases in productivity related to turnover and tenure of the Company’s collection staff. The following is a summary of activity within the Company’s valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three months ended March 31, 2014 and 2013 (amounts in thousands):

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total
Valuation allowance - finance receivables:
Beginning balance	$65,626	$25,475	$91,101	$74,500	$18,623	$93,123
Allowance charges	1,387	—	1,387	300	4,660	4,960
Reversal of previous recorded allowance charges	(3,090)	(250)	(3,340)	(2,700)	(87)	(2,787)
Net allowance (reversals)/charges	(1,703)	(250)	(1,953)	(2,400)	4,573	2,173
Ending balance	$63,923	$25,225	$89,148	$72,100	$23,196	$95,296
Finance Receivables, net:	$722,989	$530,972	$1,253,961	$598,870	$570,877	$1,169,747

(1)
“Core” accounts or portfolios refer to accounts or portfolios that are defaulted consumer receivables and are not in a bankrupt status upon purchase. For this table, the Core Portfolio also includes accounts purchased in the United Kingdom. These accounts are aggregated separately from purchased bankruptcy accounts.

(2)	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy status when purchased, and as such, are purchased as a pool of bankrupt accounts.

3.	Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (in thousands):

	March 31, 2014	December 31, 2013
Line of credit, term loan	$192,500	$195,000
Convertible notes	287,500	287,500
Less: Debt discount	(29,722)	(30,720)
Total	$450,278	$451,780
Revolving Credit and Term Loan Facility
On December 19, 2012, the Company entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). The Credit Agreement was amended and modified during 2013 and the first quarter of 2014. Under the terms of the Credit Agreement as amended and modified, the credit facility includes an aggregate principal amount available of $628.0 million (subject to the borrowing base and applicable debt covenants), which consists of a $192.5 million floating rate term loan that amortizes and matures on December 19, 2017 and a $435.5 million revolving credit facility that matures on December 19, 2017. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. The Company’s revolving credit facility includes a $20 million swingline loan sublimit, a $20 million letter of credit sublimit and a $20 million alternative currency equivalent sublimit. The credit facility contains an accordion loan feature that allows the Company to request an increase of up to $214.5 million in the amount available for borrowing under the facility, whether from existing or new lenders, subject to terms of the Credit Agreement.
On April 1, 2014, the Company entered into a Lender Joinder Agreement and Lender Commitment Agreement (collectively, the “Commitment Increase Agreements”) to exercise this accordion feature.  The Commitment Increase Agreements expanded the maximum amount of revolving credit availability under the Credit Agreement by $214.5 million, elevated the revolving credit commitments of certain lenders and added three new lenders to the Credit Agreement. Giving effect to the $214.5 million increase in the amount of revolving credit availability pursuant to the Commitment Increase Agreements, the total credit facility under the Credit Agreement now includes an aggregate principal amount of $842.5 million (subject to compliance with a borrowing base), which consists of (i) a fully-funded $192.5 million term loan, (ii) a $630 million domestic revolving credit facility, of which $630 million is available to be drawn, and (iii) a $20 million multi-currency revolving credit facility, of which $20 million is available

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

to be drawn, all of which mature on December 19, 2017. The Credit Agreement is secured by a first priority lien on substantially all of the Company’s assets. The Credit Agreement, as amended and modified, contains restrictive covenants and events of default including the following:

•	borrowings may not exceed 33% of the ERC of all its eligible asset pools plus 75% of its eligible accounts receivable;

•	the consolidated leverage ratio (as defined in the Credit Agreement) cannot exceed 2.0 to 1.0 as of the end of any fiscal quarter;

•
consolidated tangible net worth (as defined in the Credit Agreement) must equal or exceed $455,091,200 plus 50% of positive cumulative consolidated net income for each fiscal quarter beginning with the quarter ended December 31, 2012, plus 50% of the cumulative net proceeds of any equity offering;

•	capital expenditures during any fiscal year cannot exceed $40 million;

•	cash dividends and distributions during any fiscal year cannot exceed $20 million;

•	stock repurchases during the term of the agreement cannot exceed $250 million and cannot exceed $100 million in a single fiscal year;

•	investments in loans and/or capital contributions cannot exceed $950 million to consummate the acquisition of the equity of Aktiv Kapital AS (“Aktiv”);

•
permitted acquisitions (as defined in the Credit Agreement) during any fiscal year cannot exceed $250 million except for the fiscal year ending December 31, 2014, during which fiscal year permitted acquisitions cannot exceed $25 million;

•
indebtedness in the form of senior, unsecured convertible notes or other unsecured financings cannot exceed $300 million in the aggregate (without respect to the Company’s 3.00% Convertible Senior Notes due 2020);

•	the Company must maintain positive consolidated income from operations (as defined in the Credit Agreement) during any fiscal quarter; and

•	restrictions on changes in control.
The revolving credit facility also bears an unused line fee of 0.375% per annum, payable quarterly in arrears.
The Company's borrowings on its credit facility at March 31, 2014 consisted of $192.5 million outstanding on the term loan with an annual interest rate as of March 31, 2014 of 2.65%. At December 31, 2013, the Company's borrowings on its credit facility consisted of $195.0 million outstanding on the term loan with an annual interest rate as of December 31, 2013 of 2.67%.
Convertible Senior Notes
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of the Company’s 3.00% Convertible Senior Notes due 2020 (the “Notes”). The Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "Indenture") between the Company and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are senior unsecured obligations of the Company. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. Prior to February 1, 2020, the Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the Notes will be convertible at any time. Upon conversion, the Notes may be settled, at the Company’s option, in cash, shares of the Company’s common stock, or any combination thereof. Holders of the Notes have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may, under certain circumstances, be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. The conversion rate for the Notes is initially 15.2172 shares per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $65.72 per share of the Company’s common stock, and is subject to adjustment in certain circumstances pursuant to the Indenture. The Company does not have the right to redeem the Notes prior to maturity. As of March 31, 2014, none of the conditions allowing holders of the Notes to convert their Notes had occurred.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The balances of the liability and equity components of all of the Notes outstanding were as follows as of the dates indicated (in thousands):

	March 31, 2014	December 31, 2013
Liability component - principal amount	$287,500	$287,500
Unamortized debt discount	(29,722)	(30,720)
Liability component - net carrying amount	257,778	256,780
Equity component	$31,306	$31,306
The debt discount is being amortized into interest expense over the remaining life of the Notes using the effective interest rate, which is 4.92%.
Interest expense related to the Notes was as follows for the periods indicated (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Interest expense - stated coupon rate	$2,156	$—
Interest expense - amortization of debt discount	998	—
Total interest expense - convertible notes	$3,154	$—
The Company was in compliance with all covenants under its financing arrangements as of March 31, 2014 and December 31, 2013.
The following principal payments are due on the Company's borrowings as of March 31, 2014 for the twelve month periods ending (amounts in thousands):

March 31, 2015	$11,250
March 31, 2016	16,250
March 31, 2017	25,000
March 31, 2018	140,000
March 31, 2019	—
Thereafter	287,500
Total	$480,000

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	Property and Equipment, net:
Property and equipment, at cost, consisted of the following as of the dates indicated (amounts in thousands):

	March 31, 2014	December 31, 2013
Software	$35,673	$34,108
Computer equipment	19,039	17,072
Furniture and fixtures	9,007	8,616
Equipment	11,545	10,351
Leasehold improvements	11,974	11,147
Building and improvements	7,054	7,026
Land	1,269	1,269
Accumulated depreciation and amortization	(60,431)	(58,048)
Property and equipment, net	$35,130	$31,541
Depreciation and amortization expense relating to property and equipment for the three months ended March 31, 2014 and 2013, was $2.8 million and $2.2 million, respectively.
The Company, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of March 31, 2014 and December 31, 2013, the Company incurred and capitalized approximately $10.8 million and $10.3 million, respectively, of these direct payroll costs and external direct costs related to software developed for internal use. Of these costs, at March 31, 2014 and December 31, 2013, approximately $1.5 million and $1.7 million, respectively, was for projects that were in the development stage and, therefore are a component of “Other Assets.” Once the projects are completed, the costs are transferred to Software and amortized over their estimated useful life. Amortization expense for the three months ended March 31, 2014 and 2013, was approximately $0.4 million and $0.3 million, respectively.  The remaining unamortized costs relating to internally developed software at March 31, 2014 and December 31, 2013 were approximately $4.7 million and $4.4 million, respectively.

5.	Goodwill and Intangible Assets, net:
In connection with the Company’s previous business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. Pursuant to ASC 350, goodwill is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2013, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2013, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that nothing has occurred since the review was performed through March 31, 2014 that would indicate a triggering event and thereby necessitate further evaluation of goodwill or other intangible assets. The Company expects to perform its next annual goodwill review during the fourth quarter of 2014.
At March 31, 2014 and December 31, 2013, the carrying value of goodwill was $104.1 million and $103.8 million, respectively. The following table represents the changes in goodwill for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$103,843	$109,488
Foreign currency translation adjustment	243	(2,576)
Balance at end of period	$104,086	$106,912

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible assets, excluding goodwill, consist of the following at March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014		December 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Client and customer relationships	$40,949	$27,550	$40,870	$26,581
Non-compete agreements	3,896	3,764	3,880	3,723
Trademarks	3,501	2,318	3,491	2,170
Total	$48,346	$33,632	$48,241	$32,474
Total intangible asset amortization expense for the three months ended March 31, 2014 and 2013 was $1.1 million and $1.2 million, respectively. The Company reviews these intangible assets for possible impairment upon the occurrence of a triggering event.

6.	Share-Based Compensation:
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
As of March 31, 2014, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive ("LTI") Program) is estimated to be $6.2 million with a weighted average remaining life for all nonvested shares of 1.9 years (not including nonvested shares granted under the LTI program). As of March 31, 2014, there are no future compensation costs related to stock options and there are no remaining vested stock options to be exercised.
Total share-based compensation expense was $2.8 million and $3.0 million for the three months ended March 31, 2014 and 2013, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense (windfall tax benefits) recognized under the provisions of ASC Topic 718 "Compensation-Stock Compensation" ("ASC 718") are credited to additional paid-in capital in the Company's Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $7.5 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively.
All share amounts presented in this Note 6 have been adjusted to reflect the three-for-one stock split by means of a stock dividend declared by the Company's board of directors on June 10, 2013.
Nonvested Shares
With the exception of the awards made pursuant to the LTI program and a few employee and director grants, the nonvested shares vest ratably over three to five years and are expensed over their vesting period.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following summarizes all nonvested share transactions, excluding those related to the LTI program, from December 31, 2012 through March 31, 2014 (share amounts in thousands):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2012	288	$20.84
Granted	110	37.31
Vested	(143)	19.75
Cancelled	(29)	20.57
December 31, 2013	226	29.58
Granted	66	48.22
Vested	(93)	25.85
Cancelled	(2)	21.90
March 31, 2014	197	$37.66
The total grant date fair value of shares vested during the three months ended March 31, 2014 and 2013, was $2.4 million and $2.1 million, respectively.
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company. The following summarizes all LTI program share transactions from December 31, 2012 through March 31, 2014 (share amounts in thousands):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2012	497	$21.71
Granted at target level	124	34.59
Adjustments for actual performance	108	17.91
Vested	(279)	19.10
Cancelled	(16)	25.01
December 31, 2013	434	25.79
Granted at target level	97	48.09
Adjustments for actual performance	95	25.17
Vested	(225)	25.17
March 31, 2014	401	$31.39
The total grant date fair value of shares vested during the three months ended March 31, 2014 and 2013, was $5.7 million and $2.6 million, respectively.
At March 31, 2014, total future compensation costs, assuming the current estimated performance levels are achieved, related to nonvested share awards granted under the LTI program are estimated to be approximately $9.6 million. The Company assumed a 7.5% forfeiture rate for these grants and the remaining shares have a weighted average life of 1.4 years at March 31, 2014.

7.	Income Taxes:
The Company follows the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There were no unrecognized tax benefits at March 31, 2014 and 2013.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
At March 31, 2014, the tax years subject to examination by the major taxing jurisdictions, including the IRS, are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2007, 2006 and 2005 tax years were extended through December 31, 2011; however, because the IRS issued the Notice of Deficiency prior to December 31, 2011, the period for assessment is suspended until a decision of the Tax Court becomes final. The statute of limitations for the 2010, 2009 and 2008 tax years has been extended to September 26, 2014.
ASC 740 requires the recognition of interest if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. No interest or penalties were accrued or reversed in the three months ended March 31, 2014 or 2013.

8.	Earnings per Share:
Basic earnings per share (“EPS”) are computed by dividing net income available to common stockholders of Portfolio Recovery Associates, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $65.72, which did not occur during the period from which the Notes were issued on August 13, 2013 through March 31, 2014. The Notes were not outstanding during the three months ending March 31, 2013. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be received upon assumed exercise.
The following tables provide reconciliation between the computation of basic EPS and diluted EPS for the three months ended March 31, 2014 and 2013 (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2014			2013
	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$40,840	49,929	$0.82	$38,600	50,811	$0.76
Dilutive effect of nonvested share awards		434			462
Diluted EPS	$40,840	50,363	$0.81	$38,600	51,273	$0.75
All prior year share amounts presented in this Note 8 have been adjusted to reflect the three-for-one stock split by means of a stock dividend declared by the Company's board of directors on June 10, 2013.
There were no antidilutive options outstanding for the three months ended March 31, 2014 and 2013.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	Commitments and Contingencies:
Business Acquisitions:

Aktiv Kapital, A.S.

On February 19, 2014, the Company entered into an agreement to acquire the equity of Aktiv for approximately $880 million and assume approximately $435 million of Aktiv’s debt, resulting in an acquisition of estimated total enterprise value of $1.3 billion. The transaction is expected to close in the second or third quarter of 2014, upon successful completion of customary closing conditions, including approval of the transaction by applicable competition authorities and our ability to obtain the necessary financing to consummate the transaction.

The Company expects to finance this transaction with a combination of cash, $170 million of seller financing (which will bear interest at a variable rate equal to LIBOR plus 3.75% per annum and will mature 12 months after the date of issuance), and up to $650 million from its domestic revolving credit facility (subject to borrowing base restrictions). The Company may choose to use other debt instruments to expand, replace or pay down any of these financing options. The Company anticipates total transaction costs of approximately $15 million of which $4.4 million was incurred during the first quarter of 2014.

Pamplona Capital Management, LLP

On January 31, 2014, the Company entered into an agreement to acquire certain operating assets from Pamplona Capital Management, LLP ("PCM").  These assets include PCM’s IVA Master Servicing Platform as well as other operating assets associated with PCM’s IVA business.  The purchase price of these assets is approximately $5 million and will be paid from the Company’s existing cash balances.  The transaction is expected to close on July 1, 2014.
Employment Agreements:
The Company has employment agreements, most of which expire on December 31, 2014, with all of its executive officers and with several members of its senior management group. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. At March 31, 2014, the estimated future compensation under these agreements is approximately $7.5 million. The agreements also contain confidentiality and non-compete provisions.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at March 31, 2014 total approximately $29.7 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at March 31, 2014 is approximately $198.9 million.
Contingent Purchase Price:
The asset purchase agreement entered into in connection with the acquisition of certain finance receivables and certain operating assets of National Capital Management, LLC ("NCM") in 2012, includes an earn-out provision whereby the sellers are able to earn additional cash consideration for achieving certain cash collection thresholds over a five year period. The maximum amount of earn-out during the period is $15.0 million. The Company paid the year one earn-out during December 2013 in the amount of $6.2 million. As of March 31, 2014, the Company has recorded a present value amount for the expected remaining liability of $4.0 million.
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

Excluding the matters described below and other putative class action suits which the Company believes are not material, the high end of the range of potential litigation losses in excess of the amount accrued is estimated by management to be less than $1,000,000 as of March 31, 2014.  Notwithstanding our attempt to estimate a range of possible losses in excess of the amount accrued based on current information, actual future losses may exceed both the Company's accrual and the range of potential litigation losses disclosed above.

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

Internal Revenue Service Audit

The IRS examined the Company's tax returns for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income, and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction. The Company believes it has sufficient support for the technical merits of its positions and that it is more likely than not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not required. On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005.  The Company subsequently filed a petition in the United States Tax Court to which the IRS responded on January 12, 2012. If the Company is unsuccessful in the United States Tax Court, it can appeal to the federal Circuit Court of Appeals.  Refer to Note 7 “Income Taxes” for additional information.

10.	Fair Value Measurements and Disclosures:
In accordance with the disclosure requirements of FASB ASC Topic 825, “Financial Instruments” (“ASC 825”), the table below summarizes fair value estimates for the Company’s financial instruments. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts in the table are recorded in the consolidated balance sheet at March 31, 2014 and December 31, 2013, under the indicated captions (amounts in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$191,819	$191,819	$162,004	$162,004
Finance receivables, net	1,253,961	1,702,786	1,239,191	1,722,100
Financial liabilities:
Long-term debt	192,500	192,500	195,000	195,000
Convertible debt	257,778	339,170	256,780	316,857
As of March 31, 2014, and December 31, 2013, the Company did not account for any financial assets or financial liabilities at fair value. As defined by FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Those levels of input are summarized as follows:

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

11.	Recent Accounting Pronouncements:
In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," which defines the treatment of the release of cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and prior periods should not be adjusted. The Company adopted ASU 2013-05 in the first quarter of 2014 which had no material impact on its consolidated financial statements.

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

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital;

•	our ability to successfully close the Aktiv acquisition and subsequently integrate the Aktiv business;

•	our ability to manage risks associated with our international operations, which risks will increase as a result of the Aktiv Acquisition;

•	our ability to recognize the anticipated synergies and benefits of the Aktiv acquisition;

•	our ability to purchase defaulted consumer receivables at appropriate prices;

•	our ability to replace our defaulted consumer receivables with additional receivables portfolios;

•	our ability to obtain accurate and authentic account documents relating to accounts that we acquire and the possibility that documents that we provide could contain errors;

•	our ability to successfully acquire receivables of new asset types;

•	our ability to collect sufficient amounts on our defaulted consumer receivables;

•	changes in tax laws regarding earnings of our subsidiaries located outside of the United States;

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
For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the discussion of “Business” and “Risk Factors” described in our 2013 Annual Report on Form 10-K, filed on February 28, 2014.
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
The Company is headquartered in Norfolk, Virginia, and employs approximately 3,621 team members. The Company's shares of common stock are traded on the NASDAQ Global Select Market under the symbol “PRAA.”

On February 19, 2014, we entered into an agreement to acquire the equity of Aktiv Kapital AS (“Aktiv”), a Norway-based company specializing in the acquisition and servicing of non-performing consumer loans throughout Europe and in Canada, for approximately $880 million, we also agreed to assume approximately $435 million of Aktiv's corporate debt, resulting in an acquisition of estimated total enterprise value of $1.3 billion. This acquisition will provide us entry into thirteen new markets, providing us additional geographical diversity in portfolio purchasing and collection, and with entry into new growth markets. We expect Aktiv's Chief Executive Officer and his executive team and the more than 400 Aktiv employees to join our workforce upon the closing of the transaction. The transaction is expected to close in the second or third quarter of 2014, upon successful completion of customary closing conditions, including approval of the transaction by applicable financial supervisory or competition authorities and our ability to obtain the necessary financing to consummate the transaction.

We expect to finance this transaction with a combination of cash, $170 million of seller financing (which will bear interest at a variable rate equal to LIBOR plus 3.75% per annum and will mature 12 months after the date of issuance) and $650 million from our domestic revolving credit facility. We may choose to use other debt instruments to expand, replace or pay down any of these financing options. We anticipate total transaction costs of approximately $15 million, which we expect to incur between both the first and second quarters of 2014. During the first quarter of 2014, we incurred approximately $4.4 million of the total estimated transaction costs of $15 million. Our total borrowings are projected to be approximately $1.8 billion after closing the Aktiv acquisition, compared to PRA’s total borrowings of $450 million at March 31, 2014.

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
Earnings Summary
During the first quarter of 2014, net income attributable to the Company was $40.8 million, or $0.81 per diluted share, compared with $38.6 million, or $0.75 per diluted share, in the first quarter of 2013. Total revenue was $193.9 million in the first quarter of 2014, up 14.3% from the first quarter of 2013. Revenues in the first quarter of 2014 consisted of $178.0 million in income recognized on finance receivables, net of allowance charges, and $16.0 million in fee income. Income recognized on finance receivables, net of allowance charges, in the first quarter of 2014 increased $23.2 million, or 15.0%, over the first quarter of 2013, primarily as a result of a significant increase in cash collections. Cash collections, which drives our finance receivable income, were $313.4 million in the first quarter of 2014, up 13.8%, or $37.9 million, as compared to the first quarter of 2013. During the first quarter of 2014, we incurred $2.0 million in net allowance charge reversals, compared with $2.2 million of net allowance charges in the first quarter of 2013. Our performance has been positively impacted by operational efficiencies surrounding the cash collections process, including the continued refinement of account scoring analytics as it relates to both legal and non-legal collection channels. Additionally, we have continued to develop our internal legal collection staff resources, which enables us to place accounts into that channel that otherwise would have been prohibitively expensive for legal action and to collect these accounts more efficiently and profitably.
Fee income increased to $16.0 million in the first quarter of 2014 from $14.8 million in the first quarter of 2013, primarily due to higher fee income generated by Claims Compensation Bureau, LLC ("CCB") and PRA Government Services, LLC ("PGS"). This was partially offset by lower fee income generated in the first quarter of 2014 by Mackenzie Hall Holdings, Limited, ("PRA UK") and PRA Location Services (“PLS”) when compared to the first quarter of 2013.
A summary of how our income was generated during the three months ended March 31, 2014 and 2013 is as follows:

	For the Three Months Ended March 31,
($ in thousands)	2014	2013
Cash collections	$313,367	$275,463
Amortization of finance receivables	(137,350)	(118,498)
Net allowance reversals/(charges)	1,953	(2,173)
Finance receivable income	177,970	154,792
Fee income	15,952	14,767
Total revenue	$193,922	$169,559
Operating expenses were $122.3 million in the first quarter of 2014, up 17.9% over the first quarter of 2013, due primarily to increases in compensation expense, legal collection costs and outside fees and services. Compensation expense increased primarily as a result of larger staff sizes, increases in incentive compensation paid as a result of collector performance and normal pay increases. Compensation and employee services expenses increased as total employees grew 11.4% to 3,621 as of March 31,

2014, from 3,250 as of March 31, 2013. Legal collection costs increased from $20.5 million in the first quarter of 2013 to $26.5 million in the first quarter of 2014, an increase of $6.0 million, or 29.4%.  This increase was the result of our continued expansion of the accounts brought into the legal collection process. Outside fees and services expenses increased $3.4 million, or 46.0%, mainly attributable to the transaction costs incurred in the first quarter of 2014 related to the pending Aktiv acquisition.
During the three months ended March 31, 2014, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $1.91 billion at a cost of $152.7 million. During the three months ended March 31, 2013, we acquired defaulted consumer receivable portfolios with an aggregate face value of $1.85 billion at a cost of $214.9 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period's buying.
Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries.

The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Income recognized on finance receivables, net	91.8%	91.3%
Fee income	8.2%	8.7%
Total revenues	100.0%	100.0%
Operating expenses:
Compensation and employee services	26.5%	26.5%
Legal collection fees	5.6%	6.2%
Legal collection costs	13.7%	12.1%
Agent fees	0.7%	0.9%
Outside fees and services	5.6%	4.4%
Communication expenses	4.7%	4.8%
Rent and occupancy	1.1%	1.0%
Depreciation and amortization	2.0%	2.0%
Other operating expenses	3.1%	3.2%
Total operating expenses	63.0%	61.1%
Income from operations	37.0%	38.9%
Other expense:
Interest expense	2.5%	1.6%
Income before income taxes	34.5%	37.3%
Provision for income taxes	13.4%	14.6%
Net income	21.1%	22.7%
Adjustment for loss attributable to redeemable noncontrolling interest	—%	—%
Net income attributable to Portfolio Recovery Associates, Inc.	21.1%	22.6%

Three Months Ended March 31, 2014 Compared To Three Months Ended March 31, 2013
Revenues
Total revenues were $193.9 million for the three months ended March 31, 2014, an increase of $24.3 million, or 14.3%, compared to total revenues of $169.6 million for the three months ended March 31, 2013.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $178.0 million for the three months ended March 31, 2014, an increase of $23.2 million, or 15.0%, compared to income recognized on finance receivables, net of $154.8 million for the three months ended March 31, 2013. The increase was primarily due to an increase in cash collections on our finance receivables to $313.4 million for the three months ended March 31, 2014, from $275.5 million for the three months ended March 31, 2013, an increase of $37.9 million, or 13.8%. Our finance receivables amortization rate, including net allowance charges, was 43.2% for the three months ended March 31, 2014 compared to 43.8% for the three months ended March 31, 2013.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio’s original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield. During the three months ended March 31, 2014 and 2013, the Company reclassified amounts from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts relating to pools acquired from 2009-2012. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended March 31, 2014, we recorded net allowance charge reversals of $2.0 million. On our Core portfolios, we recorded net allowance reversals of $3.1 million on portfolios purchased between 2005 and 2008, offset by net allowance charges of $0.9 million on portfolios purchased in 2010. On our purchased bankruptcy portfolios, we recorded net allowance charge reversals of $0.3 million on portfolios primarily purchased in 2007. We also recorded a net allowance charge of $0.5 million on our UK portfolios purchased in 2012. For the three months ended March 31, 2013, we recorded net allowance charges of $2.2 million, of which $4.6 million related to purchased bankruptcy portfolios primarily purchased in 2007 and 2008, offset by reversals of $2.4 million related to Core portfolios primarily purchased in 2005 and 2008. In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our previous expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (relating to the collection and movement of accounts on both our collection floor and external channels), and decreases in productivity related to turnover of our collection staff.
Fee Income
Fee income increased to $16.0 million for the three months ended March 31, 2014, from $14.8 million for the three months ended March 31, 2013, primarily due to higher fee income generated by CCB and PGS. This was partially offset by lower fee income generated in the first quarter of 2014 by PRA UK and PLS when compared to the prior year period.
Income from Operations
Income from operations was $71.6 million for the three months ended March 31, 2014, an increase of $5.7 million or 8.7% compared to income from operations of $65.9 million for the three months ended March 31, 2013. Income from operations was 37.0% of total revenue for the three months ended March 31, 2014 compared to 38.9% for the three months ended March 31, 2013.

Operating Expenses
Total operating expenses were $122.3 million for the three months ended March 31, 2014, an increase of $18.6 million or 17.9% compared to total operating expenses of $103.7 million for the three months ended March 31, 2013. Total operating expenses were 37.1% of cash receipts for the three months ended March 31, 2014 compared to 35.7% for the three months ended March 31, 2013.
Compensation and Employee Services
Compensation and employee services expenses were $51.4 million for the three months ended March 31, 2014, an increase of $6.4 million, or 14.2%, compared to compensation and employee services expenses of $45.0 million for the three months ended March 31, 2013. Compensation expense increased primarily as a result of larger staff sizes in addition to increases in incentive compensation and normal pay increases. Compensation and employee services expenses increased as total employees grew 11.4% to 3,621 as of March 31, 2014, from 3,250 as of March 31, 2013. Compensation and employee services expenses as a percentage of cash receipts increased to 15.6% for the three months ended March 31, 2014, from 15.5% of cash receipts for the three months ended March 31, 2013.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party attorney network. Legal collection fees were $10.8 million for the three months ended March 31, 2014, an increase of $0.3 million, or 2.9%, compared to legal collection fees of $10.5 million for the three months ended March 31, 2013.  This increase was the result of an increase in cash collections from outside attorneys from $47.9 million in the three months ended March 31, 2013 to $51.0 million for the three months ended March 31, 2014, an increase of $3.1 million, or 6.5%. Legal collection fees for the three months ended March 31, 2014 were 3.3% of cash receipts, compared to 3.6% for the three months ended March 31, 2013.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $26.5 million for the three months ended March 31, 2014, an increase of $6.0 million, or 29.3%, compared to legal collection costs of $20.5 million for the three months ended March 31, 2013.  Since the beginning of 2012, as a result of the refinement of our internal scoring methodology that expanded our account selections for legal action, we expanded the accounts brought into the legal collection process which resulted in significant initial expenses, which we expect to drive additional future cash collections and revenue. Legal collection costs for the three months ended March 31, 2014 were 8.1% of cash receipts, compared to 7.1% for the three months ended March 31, 2013.
Agent Fees
Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $1.5 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively.
Outside Fees and Services
Outside fees and services expenses were $10.8 million for the three months ended March 31, 2014, an increase of $3.4 million, or 46.0%, compared to outside fees and services expenses of $7.4 million for the three months ended March 31, 2013. The increase of $3.3 million was mainly attributable to the transaction costs incurred in the first quarter of 2014 related to the pending Aktiv acquisition.
Communication Expenses
Communication expenses were $9.2 million for the three months ended March 31, 2014, an increase of $1.1 million, or 13.6%, compared to communications expenses of $8.1 million for the three months ended March 31, 2013. The increase was primarily due to additional postage expense resulting from an increase in special collection letter campaigns as well as a larger customer base. The remaining increase was attributable to higher telephone expenses. Expenses related to customer mailings were responsible for 52.2%, or $0.6 million, of this increase, and the remaining 47.8%, or $0.5 million, was attributable to increases in telephone related charges.
Rent and Occupancy
Rent and occupancy expenses were $2.1 million for the three months ended March 31, 2014, an increase of $0.4 million, or 23.5%, compared to rent and occupancy expenses of $1.7 million for the three months ended March 31, 2013. The increase was primarily due to the additional space leased at our Norfolk headquarters during the second half of 2013 and the additional space leased as a result of the opening of our North Richland Hills, Texas, call center in December of 2013.
Depreciation and Amortization
Depreciation and amortization expenses were $3.9 million for the three months ended March 31, 2014, an increase of $0.5 million, or 14.7%, compared to depreciation and amortization expenses of $3.4 million for the three months ended March 31, 2013. The increase was primarily due to a large investment in capital expenditures resulting from the additional space leased at our Norfolk headquarters during the second half of 2013 and the additional space leased as a result of the opening of our North Richland Hills, Texas, call center in December of 2013.
Other Operating Expenses
Other operating expenses were $6.1 million for the three months ended March 31, 2014, an increase of $0.6 million, or 10.9%, compared to other operating expenses of $5.5 million for the three months ended March 31, 2013. Of the $0.6 million increase, $0.4 million was due to an increase in repairs and maintenance expenses, $0.3 million was due to an increase in insurance costs and $0.3 million was due to an increase in general office expenses. This was partially offset by a $0.9 million reversal of accrued estimated contingent payments related to a previous acquisition. None of the remaining $0.5 million increase was attributable to any significant identifiable items.
Interest Expense
Interest expense was $4.9 million and $2.7 million for the three months ended March 31, 2014 and 2013, respectively. The increase was primarily due to the completion on August 13, 2013, through a private offering of $287.5 million in aggregate principal amount of the Company’s 3.00% Convertible Senior Notes due 2020, offset by a decrease in average borrowings under our variable rate credit facility for the three months ended March 31, 2014 compared to the same prior year period.   The average borrowings on our variable rate credit facility were $195.0 million and $359.6 million for the three months ended March 31, 2014 and 2013, respectively.
Provision for Income Taxes
Provision for income taxes was $25.9 million for the three months ended March 31, 2014, an increase of $1.2 million, or 4.9%, compared to provision for income taxes of $24.7 million for the three months ended March 31, 2013. The increase is primarily due to an increase of 5.5% in income before taxes for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, offset by a decrease in the effective tax rate to 38.8% for the three months ended March 31, 2014, compared to an effective tax rate of 39.1% for the three months ended March 31, 2013. The decrease in the effective tax rate is primarily attributable to state revenue apportionment changes and tax credits.

Below are certain key financial data and ratios for the periods indicated:

	Three Months Ended
	March 31,		%
	2014	2013	Change
EARNINGS (in thousands)
Income recognized on finance receivables, net	$177,970	$154,792	15%
Fee income	15,952	14,767	8%
Total revenues	193,922	169,559	14%
Operating expenses	122,332	103,672	18%
Income from operations	71,590	65,887	9%
Net interest expense	4,859	2,689	81%
Net income	40,840	38,517	6%
Net income attributable to Portfolio Recovery Associates, Inc.	40,840	38,600	6%

PERIOD-END BALANCES (in thousands)
Cash and cash equivalents	$191,819	$39,111	390%
Finance receivables, net	1,253,961	1,169,747	7%
Goodwill and intangible assets, net	118,800	125,462	(5)%
Total assets	1,642,613	1,382,739	19%
Borrowings	450,278	371,159	21%
Total liabilities	732,395	621,413	18%
Total equity	910,218	750,990	21%

FINANCE RECEIVABLE COLLECTIONS (dollars in thousands)
Cash collections	$313,367	$275,463	14%
Cash collections on fully amortized pools	16,516	6,345	160%
Principal amortization without allowance charges	137,350	118,498	16%
Principal amortization with allowance charges	135,397	120,671	12%
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	43.2%	43.8%	(1)%
Excluding fully amortized pools	45.6%	44.8%	2%

ALLOWANCE FOR FINANCE RECEIVABLES (dollars in thousands)
Allowance (reversal)/charge	$(1,953)	$2,173	(190)%
Allowance (reversal)/charge to period-end net finance receivables	(0.2)%	0.2%	(184)%
Allowance (reversal)/charge to net finance receivable income	(1.1)%	1.4%	(178)%
Allowance (reversal)/charge to cash collections	(0.6)%	0.8%	(179)%

PURCHASES OF FINANCE RECEIVABLES (dollars in thousands)
Cash paid - core	$79,085	$126,951	(38)%
Face value - core	837,036	1,398,960	(40)%
Cash paid - bankruptcy	65,501	86,595	(24)%
Face value - bankruptcy	557,220	436,508	28%
Cash paid - other	8,128	1,387	486%
Face value - other	519,118	18,570	2,695%
Cash paid - total	152,714	214,933	(29)%
Face value - total	1,913,374	1,854,038	3%
Number of portfolios - total	104	91	14%

ESTIMATED REMAINING COLLECTIONS (in thousands)
Estimated remaining collections - core	$1,891,511	$1,547,644	22%
Estimated remaining collections - bankruptcy	788,774	924,520	(15)%
Estimated remaining collections - other	24,439	14,739	66%
Estimated remaining collections - total	2,704,724	2,486,903	9%

SHARE DATA (7) (share amounts in thousands)
Net income per common share - diluted	$0.81	$0.75	8%
Weighted average number of shares outstanding - diluted	50,363	51,273	(2)%
Shares repurchased	—	48	(100)%
Average price paid per share repurchased (including acquisitions costs)	$—	$39.34	(100)%
Closing market price	$57.86	$42.31	37%

RATIOS AND OTHER DATA (dollars in thousands)
Return on average equity (1)	18.2%	21.1%	(14)%
Return on revenue (2)	21.1%	22.7%	(7)%
Return on average assets (3)	10.0%	11.3%	(12)%
Operating margin (4)	36.9%	38.9%	(5)%
Operating expense to cash receipts (5)	37.1%	35.7%	4%
Debt to equity (6)	49.5%	49.4%	—%
Number of collectors	2,379	2,159	10%
Number of full-time equivalent employees	3,621	3,250	11%
Cash receipts (5)	$329,319	$290,230	13%
Line of credit - unused portion at period end	435,500	228,000	91%
(1) Calculated as annualized net income divided by average equity for the period
(2) Calculated as net income divided by total revenues
(3) Calculated as annualized net income divided by average assets for the period
(4) Calculated as income from operations divided by total revenues
(5) "Cash receipts" is defined as cash collections plus fee income
(6) For purposes of this ratio, "debt" equals borrowings
(7) Share data has been adjusted to reflect the three-for-one stock split by means of a stock dividend which was declared on June 10, 2013 and paid August 1, 2013

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
EARNINGS (in thousands)
Income recognized on finance receivables, net	$177,970	$168,728	$171,456	$168,570	$154,792
Fee income	15,952	16,125	26,306	14,391	14,767
Total revenues	193,922	184,853	197,762	182,961	169,559
Operating expenses	122,332	106,503	118,294	109,135	103,672
Income from operations	71,590	78,350	79,468	73,826	65,887
Net interest expense	4,859	4,860	3,995	2,923	2,689
Net income	40,840	45,777	49,211	43,414	38,517
Net income attributable to Portfolio Recovery Associates, Inc.	40,840	45,777	47,338	43,599	38,600

PERIOD-END BALANCES (in thousands)
Cash and cash equivalents	$191,819	$162,004	$108,705	$43,459	$39,111
Finance receivables, net	1,253,961	1,239,191	1,256,822	1,236,859	1,169,747
Goodwill and intangible assets, net	118,800	119,610	119,636	124,349	125,462
Total assets	1,642,613	1,601,232	1,547,985	1,457,246	1,382,739
Borrowings	450,278	451,780	452,229	413,774	371,159
Total liabilities	732,395	731,756	721,001	655,012	621,413
Total equity	910,218	869,476	816,647	791,898	750,990

FINANCE RECEIVABLE COLLECTIONS (dollars in thousands)
Cash collections	$313,367	$278,926	$291,651	$296,397	$275,463
Cash collections on fully amortized pools	16,516	9,801	8,762	10,612	6,345
Principal amortization without allowance charges	137,350	110,626	122,776	129,012	118,498
Principal amortization with allowance charges	135,397	110,197	120,195	127,827	120,671
Principal amortization w/ allowance charges as % of cash collections:
Including fully amortized pools	43.2%	39.5%	41.2%	43.1%	43.8%
Excluding fully amortized pools	45.6%	40.9%	42.5%	44.7%	44.8%

ALLOWANCE FOR FINANCE RECEIVABLES (dollars in thousands)
Allowance (reversal)/charge	$(1,953)	$(429)	$(2,581)	$(1,185)	$2,173
Allowance (reversal)/charge to period-end net finance receivables	(0.2)%	—%	(0.2)%	(0.1)%	0.2%
Allowance (reversal)/charge to net finance receivable income	(1.1)%	(0.3)%	(1.5)%	(0.7)%	1.4%
Allowance (reversal)/charge to cash collections	(0.6)%	(0.2)%	(0.9)%	(0.4)%	0.8%

PURCHASES OF FINANCE RECEIVABLES (dollars in thousands)
Cash paid - core	$79,085	$65,759	$89,044	$113,314	$126,951
Face value - core	837,036	774,543	1,352,877	1,178,229	1,398,960
Cash paid - bankruptcy	65,501	31,987	41,794	82,273	86,595
Face value - bankruptcy	557,220	235,064	215,957	1,926,515	436,508
Cash paid - other	8,128	1,763	11,037	4,881	1,387
Face value - other	519,118	22,493	218,528	81,852	18,570
Cash paid - total	152,714	99,509	141,875	200,468	214,933
Face value - total	1,913,374	1,032,100	1,787,362	3,186,596	1,854,038
Number of portfolios - total	104	83	79	94	91

ESTIMATED REMAINING COLLECTIONS (in thousands)
Estimated remaining collections - core	$1,891,511	$1,824,132	$1,762,369	$1,694,262	$1,547,644
Estimated remaining collections - bankruptcy	788,774	822,988	877,722	925,223	924,520
Estimated remaining collections - other	24,439	22,150	32,272	16,744	14,739
Estimated remaining collections - total	2,704,724	2,669,270	2,672,363	2,636,229	2,486,903

SHARE DATA (7) (share amounts in thousands)
Net income per common share - diluted	$0.81	$0.91	$0.93	$0.85	$0.75
Weighted average number of shares outstanding - diluted	50,363	50,375	50,660	51,183	51,273
Shares repurchased	—	—	989	166	48
Average price paid per share repurchased (including acquisitions costs)	$—	$—	$50.55	39.82	$39.34
Closing market price	$57.86	$52.84	$59.93	$51.21	$42.31

RATIOS AND OTHER DATA (dollars in thousands)
Return on average equity (1)	18.2%	21.5%	23.5%	22.5%	21.1%
Return on revenue (2)	21.1%	24.8%	24.9%	23.7%	22.7%
Return on average assets (3)	10.0%	11.5%	12.5%	12.1%	11.3%
Operating margin (4)	36.9%	42.4%	40.2%	40.4%	38.9%
Operating expense to cash receipts (5)	37.1%	36.1%	37.2%	35.1%	35.7%
Debt to equity (6)	49.5%	52.0%	55.4%	52.3%	49.4%
Number of collectors	2,379	2,313	2,054	2,190	2,159
Number of full-time equivalent employees	3,621	3,543	3,223	3,362	3,250
Cash receipts (5)	$329,319	$295,051	$317,957	$310,788	$290,230
Line of credit - unused portion at period end	435,500	435,500	435,500	184,000	228,000
(1) Calculated as annualized net income divided by average equity for the period
(2) Calculated as net income divided by total revenues
(3) Calculated as annualized net income divided by average assets for the period
(4) Calculated as income from operations divided by total revenues
(5) "Cash receipts" is defined as cash collections plus fee income
(6) For purposes of this ratio, "debt" equals borrowings
(7) Share data has been adjusted to reflect the three-for-one stock split by means of a stock dividend which was declared on June 10, 2013 and paid August 1, 2013

Supplemental Performance Data
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
Our United Kingdom and Canadian portfolios are not significant and are therefore not included in these tables.
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

Domestic Portfolio Data – Life-to-Date
Entire Domestic Portfolio

		Inception through March 31, 2014					As of March 31, 2014
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables (1)	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net (1)	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,211	$7,131	$3,080	$—	$7,131	$—	$16	$10,227	332%
1997	7,685	25,521	17,836	7,685	—	17,836	—	79	25,600	333%
1998	11,089	37,384	26,295	11,089	—	26,295	—	197	37,581	339%
1999	18,898	69,433	50,535	18,898	—	50,535	—	403	69,836	370%
2000	25,020	116,918	91,898	25,020	—	91,898	—	1,760	118,678	474%
2001	33,481	176,364	142,883	33,481	—	142,883	—	2,572	178,936	534%
2002	42,325	199,228	156,903	42,325	—	156,903	—	4,751	203,979	482%
2003	61,447	266,348	204,901	61,447	—	204,901	—	7,371	273,719	445%
2004	59,176	199,213	141,237	57,976	1,200	140,037	—	7,081	206,294	349%
2005	143,167	313,029	185,556	127,473	9,970	175,586	5,725	15,047	328,076	229%
2006	107,667	210,205	128,312	81,893	19,895	108,417	5,878	12,553	222,758	207%
2007	258,367	484,621	265,795	218,826	20,445	245,350	19,091	42,356	526,977	204%
2008	275,121	480,864	264,486	216,378	34,145	230,341	24,564	52,757	533,621	194%
2009	281,333	776,617	518,026	258,591	—	518,026	22,742	135,913	912,530	324%
2010	357,810	786,876	498,374	288,502	1,215	497,159	68,117	261,134	1,048,010	293%
2011	392,929	606,679	356,180	250,499	—	356,180	142,431	412,152	1,018,831	259%
2012	508,683	419,298	210,043	209,255	—	210,043	299,429	598,999	1,018,297	200%
2013	627,917	235,921	116,569	119,352	—	116,569	508,564	897,259	1,133,180	180%
YTD 2014	144,899	10,167	3,617	6,550	—	3,617	138,336	227,885	238,052	164%
Total	$3,360,094	$5,424,897	$3,386,577	$2,038,320	$86,870	$3,299,707	$1,234,877	$2,680,285	$8,105,182	241%

(1)
For purposes of the this table, income recognized on finance receivables also includes approximately $1.7 million in gains on sales of finance receivables acquired between 1996 and 2001 and sold between 1999 and 2002.

Purchased Bankruptcy Portfolio

		Inception through March 31, 2014					As of March 31, 2014
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996- 2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2004	7,468	14,520	8,252	6,268	1,200	7,052	—	60	14,580	195%
2005	29,301	43,673	14,782	28,891	395	14,387	16	101	43,774	149%
2006	17,627	31,659	14,860	16,799	780	14,080	47	298	31,957	181%
2007	78,526	104,337	35,632	68,705	9,600	26,032	221	1,840	106,177	135%
2008	108,586	164,846	71,324	93,522	13,250	58,074	1,814	3,995	168,841	155%
2009	156,030	425,189	275,612	149,577	—	275,612	6,453	46,061	471,250	302%
2010	209,164	417,853	246,609	171,244	—	246,609	37,920	102,111	519,964	249%
2011	181,897	185,643	81,058	104,585	—	81,058	77,312	124,454	310,097	170%
2012	252,383	145,384	49,771	95,613	—	49,771	156,771	201,944	347,328	138%
2013	234,193	71,823	22,530	49,293	—	22,530	184,899	232,266	304,089	130%
YTD 2014	65,501	6,022	712	5,310	—	712	60,192	75,644	81,666	125%
Total	$1,340,676	$1,610,949	$821,142	$789,807	$25,225	$795,917	$525,645	$788,774	$2,399,723	179%

Core Portfolio

		Inception through March 31, 2014					As of March 31, 2014
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables (1)	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net (1)	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,211	$7,131	$3,080	$—	$7,131	$—	$16	$10,227	332%
1997	7,685	25,521	17,836	7,685	—	17,836	—	79	25,600	333%
1998	11,089	37,384	26,295	11,089	—	26,295	—	197	37,581	339%
1999	18,898	69,433	50,535	18,898	—	50,535	—	403	69,836	370%
2000	25,020	116,918	91,898	25,020	—	91,898	—	1,760	118,678	474%
2001	33,481	176,364	142,883	33,481	—	142,883	—	2,572	178,936	534%
2002	42,325	199,228	156,903	42,325	—	156,903	—	4,751	203,979	482%
2003	61,447	266,348	204,901	61,447	—	204,901	—	7,371	273,719	445%
2004	51,708	184,693	132,985	51,708	—	132,985	—	7,021	191,714	371%
2005	113,866	269,356	170,774	98,582	9,575	161,199	5,709	14,946	284,302	250%
2006	90,040	178,546	113,452	65,094	19,115	94,337	5,831	12,255	190,801	212%
2007	179,841	380,284	230,163	150,121	10,845	219,318	18,870	40,516	420,800	234%
2008	166,535	316,018	193,162	122,856	20,895	172,267	22,750	48,762	364,780	219%
2009	125,303	351,428	242,414	109,014	—	242,414	16,289	89,852	441,280	352%
2010	148,646	369,023	251,765	117,258	1,215	250,550	30,197	159,023	528,046	355%
2011	211,032	421,036	275,122	145,914	—	275,122	65,119	287,698	708,734	336%
2012	256,300	273,914	160,272	113,642	—	160,272	142,658	397,055	670,969	262%
2013	393,724	164,098	94,039	70,059	—	94,039	323,665	664,993	829,091	211%
YTD 2014	79,398	4,145	2,905	1,240	—	2,905	78,144	152,241	156,386	197%
Total	$2,019,418	$3,813,948	$2,565,435	$1,248,513	$61,645	$2,503,790	$709,232	$1,891,511	$5,705,459	283%

(1)
For purposes of the this table, income recognized on finance receivables also includes approximately $1.7 million in gains on sales of finance receivables acquired between 1996 and 2001 and sold between 1999 and 2002.

Domestic Portfolio Data – Current Quarter
Entire Domestic Portfolio

		Quarter Ended March 31, 2014					As of March 31, 2014
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$3	$3	$—	$—	$3	$—	$16	$10,227	332%
1997	7,685	15	15	—	—	15	—	79	25,600	333%
1998	11,089	33	33	—	—	33	—	197	37,581	339%
1999	18,898	78	78	—	—	78	—	403	69,836	370%
2000	25,020	253	253	—	—	253	—	1,760	118,678	474%
2001	33,481	457	457	—	—	457	—	2,572	178,936	534%
2002	42,325	751	751	—	—	751	—	4,751	203,979	482%
2003	61,447	1,143	1,143	—	—	1,143	—	7,371	273,719	445%
2004	59,176	937	937	—	—	937	—	7,081	206,294	349%
2005	143,167	1,927	980	947	(785)	1,765	5,725	15,047	328,076	229%
2006	107,667	1,754	834	920	(820)	1,654	5,878	12,553	222,758	207%
2007	258,367	5,809	3,248	2,561	(235)	3,483	19,091	42,356	526,977	204%
2008	275,121	7,169	3,478	3,691	(1,500)	4,978	24,564	52,757	533,621	194%
2009	281,333	30,634	23,232	7,402	—	23,232	22,742	135,913	912,530	324%
2010	357,810	43,637	32,815	10,822	890	31,925	68,117	261,134	1,048,010	293%
2011	392,929	52,989	35,171	17,818	—	35,171	142,431	412,152	1,018,831	259%
2012	508,683	67,810	33,954	33,856	—	33,954	299,429	598,999	1,018,297	200%
2013	627,917	81,779	34,275	47,504	—	34,275	508,564	897,259	1,133,180	180%
YTD 2014	144,899	10,167	3,617	6,550	—	3,617	138,336	227,885	238,052	164%
Total	$3,360,094	$307,345	$175,274	$132,071	$(2,450)	$177,724	$1,234,877	$2,680,285	$8,105,182	241%

Purchased Bankruptcy Portfolio

		Quarter Ended March 31, 2014					As of March 31, 2014
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996-2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2004	7,468	28	28	—	—	28	—	60	14,580	195%
2005	29,301	32	16	16	(15)	31	16	101	43,774	149%
2006	17,627	94	69	25	(20)	89	47	298	31,957	181%
2007	78,526	206	74	132	(215)	289	221	1,840	106,177	135%
2008	108,586	658	143	515	—	143	1,814	3,995	168,841	155%
2009	156,030	20,381	14,933	5,448	—	14,933	6,453	46,061	471,250	302%
2010	209,164	27,131	19,022	8,109	—	19,022	37,920	102,111	519,964	249%
2011	181,897	21,294	9,159	12,135	—	9,159	77,312	124,454	310,097	170%
2012	252,383	24,386	6,917	17,469	—	6,917	156,771	201,944	347,328	138%
2013	234,193	19,295	5,767	13,528	—	5,767	184,899	232,266	304,089	130%
YTD 2014	65,501	6,022	712	5,310	—	712	60,192	75,644	81,666	125%
Total	$1,340,676	$119,527	$56,840	$62,687	$(250)	$57,090	$525,645	$788,774	$2,399,723	179%
Core Portfolio

		Quarter Ended March 31, 2014					As of March 31, 2014
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$3	$3	$—	$—	$3	$—	$16	$10,227	332%
1997	7,685	15	15	—	—	15	—	79	25,600	333%
1998	11,089	33	33	—	—	33	—	197	37,581	339%
1999	18,898	78	78	—	—	78	—	403	69,836	370%
2000	25,020	253	253	—	—	253	—	1,760	118,678	474%
2001	33,481	457	457	—	—	457	—	2,572	178,936	534%
2002	42,325	751	751	—	—	751	—	4,751	203,979	482%
2003	61,447	1,143	1,143	—	—	1,143	—	7,371	273,719	445%
2004	51,708	909	909	—	—	909	—	7,021	191,714	371%
2005	113,866	1,895	964	931	(770)	1,734	5,709	14,946	284,302	250%
2006	90,040	1,660	765	895	(800)	1,565	5,831	12,255	190,801	212%
2007	179,841	5,603	3,174	2,429	(20)	3,194	18,870	40,516	420,800	234%
2008	166,535	6,511	3,335	3,176	(1,500)	4,835	22,750	48,762	364,780	219%
2009	125,303	10,253	8,299	1,954	—	8,299	16,289	89,852	441,280	352%
2010	148,646	16,506	13,793	2,713	890	12,903	30,197	159,023	528,046	355%
2011	211,032	31,695	26,012	5,683	—	26,012	65,119	287,698	708,734	336%
2012	256,300	43,424	27,037	16,387	—	27,037	142,658	397,055	670,969	262%
2013	393,724	62,484	28,508	33,976	—	28,508	323,665	664,993	829,091	211%
YTD 2014	79,398	4,145	2,905	1,240	—	2,905	78,144	152,241	156,386	197%
Total	$2,019,418	$187,818	$118,434	$69,384	$(2,200)	$120,634	$709,232	$1,891,511	$5,705,459	283%

The following graph shows the purchase price of our domestic portfolios by year for the last ten years. The purchase price number represents the cash paid to the seller, plus certain capitalized costs, less buybacks.

As shown in the above chart, the composition of our domestic purchased portfolios shifted in favor of bankrupt accounts in 2009 and 2010, before returning to equilibrium with Core in 2011 and 2012. In 2013 and the first quarter of 2014, Core purchases exceeded those of bankrupt accounts. We began buying bankrupt accounts during 2004 and slowly increased the volume of accounts we acquired through 2006 as we tested our models, refined our processes and validated our operating assumptions. After observing a high level of modeling confidence in our early purchases, we began increasing our level of purchases more dramatically commencing in 2007.
Our ability to profitably purchase and liquidate pools of bankrupt accounts provides diversity to our distressed asset acquisition business. Although we generally buy bankrupt portfolios from many of the same consumer lenders from whom we acquire Core customer portfolios, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of portfolios purchased in the bankrupt and Core markets may differ over time. We have found periods when bankrupt accounts were more profitable and other times when Core accounts were more profitable. From 2004 through 2008, our bankruptcy buying fluctuated between 13% and 39% of our total portfolio purchasing. In 2009, for the first time in our history, bankruptcy purchasing exceeded that of our Core buying, at 55% of total portfolio purchasing and during 2010 this percentage increased to 59%. This occurred as severe dislocations in the financial markets, coupled with legislative uncertainty, caused pricing in the bankruptcy market to decline substantially, thereby driving our strategy to make advantageous bankruptcy portfolio acquisitions during this period. For 2011, 2012, our bankruptcy buying leveled off and represented 48% and 50% of our total domestic portfolio purchasing and in 2013 and the first quarter of 2014, it declined to 38% and 45%, respectively, of our total domestic portfolio purchasing.
In order to collect our Core portfolios, we generally need to employ relatively higher amounts of labor and incur additional collection costs to generate each dollar of cash collections as compared with bankruptcy portfolios. In order to achieve acceptable levels of net return on investment (after direct expenses), we are generally targeting a total cash collections to purchase price multiple in the 1.75-3.0x range.  On the other hand, bankrupt accounts generate the majority of cash collections through the efforts of the U.S. bankruptcy courts and trustees.  In this process, cash is remitted to our Company with no corresponding cost other than the cost of filing claims at the time of purchase, court fees associated with the filing of ownership claim transfers and general administrative costs for monitoring the progress of each account through the bankruptcy process.  As a result, overall collection costs are much lower for us when liquidating a pool of bankrupt accounts as compared to a pool of Core accounts, but conversely the price we pay for bankrupt accounts is generally higher than Core accounts.  We generally target similar returns on investment (measured after direct expenses) for bankrupt and Core portfolios at any given point in the market cycles. However, because of the lower related collection costs, we can pay more for bankrupt portfolios, which causes the estimated total cash collections to purchase price multiples of bankrupt pools generally to be in the 1.2-2.0x range.  In summary, compared to a similar investment in a pool of Core accounts, to the extent both pools had identical targeted returns on investment (measured after direct expenses), the bankrupt pool would be expected to generate less revenue, less direct expenses, similar operating income, and a higher operating margin.
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
Cash Collections By Year, By Year of Purchase – Entire Domestic Portfolio

(in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2005	2006	2007	2008	2009	2010	2011	2012	2013	YTD 2014	Total
1996	$3,080	$9,414	$237	$102	$83	$78	$68	$100	$39	$24	$3	$10,148
1997	7,685	22,803	597	437	346	215	216	187	112	84	15	25,012
1998	11,089	32,889	1,415	882	616	397	382	332	241	173	33	37,360
1999	18,898	57,198	3,032	2,243	1,533	1,328	1,139	997	709	483	78	68,740
2000	25,020	87,520	8,067	5,202	3,604	3,198	2,782	2,554	1,927	1,349	253	116,456
2001	33,481	119,238	16,048	10,011	6,164	5,299	4,422	3,791	3,104	2,339	457	170,873
2002	42,325	119,570	24,729	16,527	9,772	7,444	6,375	5,844	4,768	3,433	751	199,213
2003	61,447	126,654	43,728	30,695	18,818	13,135	10,422	8,945	7,477	5,331	1,143	266,348
2004	59,176	64,494	40,424	30,750	19,339	13,677	9,944	8,522	6,604	4,522	937	199,213
2005	143,167	18,968	75,145	69,862	49,576	33,366	23,733	17,234	13,302	9,916	1,927	313,029
2006	107,667	—	22,971	53,192	40,560	29,749	22,494	18,190	12,560	8,735	1,754	210,205
2007	258,367	—	—	42,263	115,011	94,805	83,059	67,088	47,136	29,450	5,809	484,621
2008	275,121	—	—	—	61,277	107,974	100,337	89,344	71,806	42,957	7,169	480,864
2009	281,333	—	—	—	—	57,338	177,407	187,119	177,273	146,846	30,634	776,617
2010	357,810	—	—	—	—	—	86,562	218,053	234,893	203,731	43,637	786,876
2011	392,929	—	—	—	—	—	—	77,190	240,840	235,660	52,989	606,679
2012	508,683	—	—	—	—	—	—	—	74,289	277,199	67,810	419,298
2013	627,917	—	—	—	—	—	—	—	—	154,142	81,779	235,921
YTD 2014	144,899	—	—	—	—	—	—	—	—	—	10,167	10,167
Total	$3,360,094	$658,748	$236,393	$262,166	$326,699	$368,003	$529,342	$705,490	$897,080	$1,126,374	$307,345	$5,417,640
Cash Collections By Year, By Year of Purchase – Purchased Bankruptcy Portfolio

(in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2005	2006	2007	2008	2009	2010	2011	2012	2013	YTD 2014	Total
2004	$7,468	5,297	3,956	2,777	1,455	496	164	149	108	90	28	$14,520
2005	29,301	3,777	15,500	11,934	6,845	3,318	1,382	466	250	169	32	43,673
2006	17,627	—	5,608	9,455	6,522	4,398	2,972	1,526	665	419	94	31,659
2007	78,526	—	—	2,850	27,972	25,630	22,829	16,093	7,551	1,206	206	104,337
2008	108,586	—	—	—	14,024	35,894	37,974	35,690	28,956	11,650	658	164,846
2009	156,030	—	—	—	—	16,635	81,780	102,780	107,888	95,725	20,381	425,189
2010	209,164	—	—	—	—	—	39,486	104,499	125,020	121,717	27,131	417,853
2011	181,897	—	—	—	—	—	—	15,218	66,379	82,752	21,294	185,643
2012	252,383	—	—	—		—	—	—	17,388	103,610	24,386	145,384
2013	234,193	—	—	—	—	—	—	—	—	52,528	19,295	71,823
YTD 2014	65,501										6,022	6,022
Total	$1,340,676	$9,074	$25,064	$27,016	$56,818	$86,371	$186,587	$276,421	$354,205	$469,866	$119,527	$1,610,949

Cash Collections By Year, By Year of Purchase – Core Portfolio

(in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2005	2006	2007	2008	2009	2010	2011	2012	2013	YTD 2014	Total
1996	$3,080	$9,414	$237	$102	$83	$78	$68	$100	$39	$24	$3	$10,148
1997	7,685	22,803	597	437	346	215	216	187	112	84	15	25,012
1998	11,089	32,889	1,415	882	616	397	382	332	241	173	33	37,360
1999	18,898	57,198	3,032	2,243	1,533	1,328	1,139	997	709	483	78	68,740
2000	25,020	87,520	8,067	5,202	3,604	3,198	2,782	2,554	1,927	1,349	253	116,456
2001	33,481	119,238	16,048	10,011	6,164	5,299	4,422	3,791	3,104	2,339	457	170,873
2002	42,325	119,570	24,729	16,527	9,772	7,444	6,375	5,844	4,768	3,433	751	199,213
2003	61,447	126,654	43,728	30,695	18,818	13,135	10,422	8,945	7,477	5,331	1,143	266,348
2004	51,708	59,197	36,468	27,973	17,884	13,181	9,780	8,373	6,496	4,432	909	184,693
2005	113,866	15,191	59,645	57,928	42,731	30,048	22,351	16,768	13,052	9,747	1,895	269,356
2006	90,040	—	17,363	43,737	34,038	25,351	19,522	16,664	11,895	8,316	1,660	178,546
2007	179,841	—	—	39,413	87,039	69,175	60,230	50,995	39,585	28,244	5,603	380,284
2008	166,535	—	—	—	47,253	72,080	62,363	53,654	42,850	31,307	6,511	316,018
2009	125,303	—	—	—	—	40,703	95,627	84,339	69,385	51,121	10,253	351,428
2010	148,646	—	—	—	—	—	47,076	113,554	109,873	82,014	16,506	369,023
2011	211,032	—	—	—	—	—	—	61,972	174,461	152,908	31,695	421,036
2012	256,300	—	—	—	—	—	—	—	56,901	173,589	43,424	273,914
2013	393,724	—	—	—	—	—	—	—	—	101,614	62,484	164,098
YTD 2014	79,398	—	—	—	—	—	—	—	—	—	4,145	4,145
Total	$2,019,418	$649,674	$211,329	$235,150	$269,881	$281,632	$342,755	$429,069	$542,875	$656,508	$187,818	$3,806,691
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

Primarily as a result of the downturn in the economy, the decline in the availability of consumer credit, our efforts to help customers establish reasonable payment plans, and improvements in our collections capabilities which have allowed us to profitably collect on accounts with lower balances or lower quality, the average payment size has decreased over the past several years. However, due to improved scoring and segmentation, together with enhanced productivity, we have been able to realize increased amounts of cash collections by generating enough incremental payments to overcome the decrease in payment size. The decreasing average payment size trend moderated during 2012, and the average payment size was stable during 2013 and the first quarter of 2014.
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
The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q12014	Q42013	Q32013	Q22013	Q12013	Q42012	Q32012	Q22012
Call Center and Other Collections	$97,736	$84,375	$89,512	$90,229	$89,037	$72,624	$72,394	$73,582
External Legal Collections	50,990	46,066	48,274	50,131	47,910	41,521	39,913	41,464
Internal Legal Collections	43,939	34,101	33,288	30,365	29,283	23,968	25,650	25,361
Bankruptcy Court Trustee Payments	120,702	114,384	120,577	125,672	109,233	91,098	91,095	92,018
Total Cash Collections	$313,367	$278,926	$291,651	$296,397	$275,463	$229,211	$229,052	$232,425

Rollforward of Net Finance Receivables
The following table shows the changes in finance receivables, net, including the amounts paid to acquire new portfolios (amounts in thousands).

	Three Months Ended March 31,
	2014	2013
Balance at beginning of year	$1,239,191	$1,078,951
Acquisitions of finance receivables (1)	150,087	212,389
Foreign currency translation adjustment	80	(922)
Cash collections applied to principal on finance receivables (2)	(135,397)	(120,671)
Balance at end of period	$1,253,961	$1,169,747
Estimated Remaining Collections	$2,704,274	$2,486,903

(1)	Acquisitions of finance receivables is net of buybacks and includes certain capitalized acquisition related costs.

(2)	Cash collections applied to principal (also referred to as amortization) on finance receivables consists of cash collections less income recognized on finance receivables, net of allowance charges.
Portfolios by Type and Geography (Domestic Portfolio Only)
The following table categorizes our life to date domestic portfolio purchases as of March 31, 2014, into the major asset types represented (amounts in thousands):

Account Type	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
Major Credit Cards	19,220	55%	$54,375,091	69%	$2,294,576	67%
Consumer Finance	6,704	19	8,662,030	11	149,220	4
Private Label Credit Cards	8,418	24	11,446,685	14	856,010	25
Auto Deficiency	669	2	4,743,406	6	141,624	4
Total	35,011	100%	$79,227,212	100%	$3,441,430	100%

(1)	"Face Value" represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	"Original Purchase Price" represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables and has not been reduced by any adjustments, including payments and buybacks.

The following table summarizes our life to date domestic portfolio purchases as of March 31, 2014, into the delinquency categories represented (amounts in thousands).

Account Type	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
Fresh	3,375	10%	$7,965,408	10%	$866,279	25%
Primary	4,814	14	9,193,673	12	504,570	15
Secondary	6,302	18	9,346,529	12	395,334	11
Tertiary	4,321	12	6,321,309	8	105,806	3
Bankruptcy Trustees	5,595	16	23,054,136	29	1,403,635	41
Other	10,604	30	23,346,157	29	165,806	5
Total	35,011	100%	$79,227,212	100%	$3,441,430	100%

(1)	"Face Value" represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	"Original Purchase Price" represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables and has not been reduced by any adjustments, including payments and buybacks.

We review the geographic distribution of accounts within a portfolio because we have found that state specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.
The following table summarizes our life to date domestic portfolio purchases as of March 31, 2014, by geographic location (amounts in thousands):

Geographic Distribution	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
California	3,777	11%	$10,486,895	13%	$434,197	13%
Texas	4,862	14	8,560,640	11	298,005	9
Florida	2,789	8	7,466,473	9	306,508	9
New York	1,979	6	4,634,669	6	178,355	5
Ohio	1,637	5	2,977,400	4	143,251	4
Pennsylvania	1,256	4	2,881,721	4	123,527	4
Illinois	1,327	4	2,837,952	4	136,042	4
North Carolina	1,259	4	2,782,437	4	119,931	3
Georgia	1,150	3	2,618,798	3	136,028	4
Michigan	938	3	2,176,547	3	103,878	3
New Jersey	817	2	2,142,912	3	96,623	3
Arizona	640	2	1,723,415	2	74,295	2
Virginia	924	3	1,672,537	2	80,097	2
Tennessee	753	2	1,646,478	2	81,246	2
Massachusetts	598	2	1,451,393	2	61,112	2
Indiana	641	2	1,425,072	2	75,700	2
Other(3)	9,664	25	21,741,873	26	992,635	29
Total	35,011	100%	$79,227,212	100%	$3,441,430	100%

(1)	"Face Value" represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	"Original Purchase Price" represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables and has not been reduced by any adjustments, including payments and buybacks.

(3)	Each state included in “Other” represents less than 2% of the face value of total defaulted consumer receivables.
Collections Productivity
The following tables display various collections productivity measures that we track. The tables below contain our collector productivity metrics as defined by calendar quarter.
Cash Collections per Collector Hour Paid (Domestic Portfolio Only)

	Core cash collections (1)
	2014	2013 (5)	2012	2011	2010
Q1	$223	$193	$166	$162	$135
Q2	—	190	169	154	127
Q3	—	191	171	152	127
Q4	—	190	150	137	129

	Total cash collections (2)
	2014	2013 (5)	2012	2011	2010
Q1	$337	$304	$258	$241	$182
Q2	—	315	275	243	188
Q3	—	310	279	249	200
Q4	—	308	245	228	204

	Non-legal cash collections (3)
	2014	2013 (5)	2012	2011	2010
Q1	$282	$251	$216	$204	$154
Q2	—	261	225	205	160
Q3	—	259	230	212	170
Q4	—	256	200	194	174

	Non-legal/non-bankruptcy cash collections (4)
	2014	2013 (5)	2012	2011	2010
Q1	$167	$140	$125	$125	$106
Q2	—	137	120	116	100
Q3	—	140	122	115	97
Q4	—	138	105	103	98

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
As of March 31, 2014, cash and cash equivalents totaled $191.8 million, compared to $162.0 million at December 31, 2013. We had no debt outstanding on the revolving portion of our credit facility which represents availability of $435.5 million (subject to the borrowing base and applicable debt covenants). In addition, at March 31, 2014 we had $192.5 million outstanding on the floating rate term loan portion of our credit facility.
We have in place forward flow commitments for the purchase of defaulted consumer receivables over the next twelve months of approximately $198.9 million as of March 31, 2014.  Additionally we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements.  We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit facility will be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and additional, normal-course portfolio purchasing during the next twelve months. Business acquisitions or higher than normal levels of portfolio purchasing could require additional financing from other sources. We continue to prepare to finance our announced acquisition of Aktiv with a combination of cash, $170 million of seller financing, and $650 million from our domestic revolving credit facility. We may choose to use other debt instruments to expand, replace, or pay down any of these financing options.
For domestic income tax purposes, we recognize revenue using the cost recovery method with respect to our debt purchasing business.  The Internal Revenue Service (“IRS”) has audited and issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006 and 2005. It has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income, and that unused line fees paid on credit facilities should be capitalized and amortized rather than taken as a current deduction.  We have filed a petition in the United States Tax Court and believe we have sufficient support for the technical merits of our positions.  If we are unsuccessful in the United States Tax Court, we can appeal to the federal Circuit Court of Appeals.  If judicial appeals prove unsuccessful, we may ultimately be required to pay the related deferred taxes, and possibly interest and penalties, which may require additional financing from other sources. In accordance with the Internal Revenue Code, underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points.  An additional two percentage points applies to large corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code. Deferred taxes related to this item were $219.1 million at March 31, 2014.
Cash generated from operations is dependent upon our ability to collect on our finance receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our future cash flows.
Our operating activities provided cash of $49.3 million and $58.1 million for the three months ended March 31, 2014 and 2013, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period. The decrease was due in part to a decrease in accrued compensation as well as net changes in other accounts related to our operating activities partially offset by an increase in deferred tax expense as well as an increase in net income to $40.8 million for the three months ended March 31, 2014, from $38.5 million for the three months ended March 31, 2013.
Our investing activities used cash of $21.1 million and $94.2 million during the three months ended March 31, 2014 and 2013, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables and purchases of property and equipment. The majority of the decrease was due to a decrease in acquisitions of finance receivables, from $212.4 million for the three months ended March 31, 2013 to $150.1 million for the three months ended March 31, 2014, partially offset by an increase in collections applied to principal on finance receivables from $120.7 million for the three months ended March 31, 2013 to $135.4 million for the three months ended March 31, 2014.
Our financing activities provided cash of $1.6 million and $42.7 million during the three months ended March 31, 2014 and 2013, respectively. Cash is primarily provided by draws on our line of credit. Cash used in financing activities is primarily driven by principal payments on our line of credit, principal payments on long-term debt and repurchases of our common stock. The decrease was due primarily due to changes in the net borrowings on our credit facility. We had net borrowings on our credit facility of $45.0 million during the three months ended March 31, 2013 compared to net borrowings of $0 during the three months ended March 31, 2014.
Cash paid for interest was $5.7 million and $2.7 million for the three months ended March 31, 2014 and 2013, respectively. Interest was paid on our revolving credit facility, long-term debt and convertible debt. Cash paid for income taxes was $1.9 million and $2.9 million for the three months ended March 31, 2014 and 2013, respectively.
Borrowings
On December 19, 2012, we entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”).  The Credit Agreement was amended and modified during 2013 and the first quarter of 2014.  Under the terms of the Credit Agreement, as amended and modified, the credit facility includes an aggregate principal amount available of $628.0 million (subject to the borrowing base and applicable debt covenants), which consists of a $192.5 million floating rate term loan that amortizes and matures on December 19, 2017 and a $435.5 million revolving credit facility that matures on December 19, 2017.  Our revolving credit facility includes a $20.0 million swingline loan sublimit, a $20.0 million letter of credit sublimit and a $20.0 million alternative currency equivalent sublimit. It also contains an accordion loan feature that allows us to request an increase of up to $214.5 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to terms of the Credit Agreement.

On April 1, 2014, we entered into a Lender Joinder Agreement and Lender Commitment Agreement (collectively, the “Commitment Increase Agreements”) to exercise this accordion feature.  The Commitment Increase Agreements expanded the maximum amount of revolving credit availability under the Credit Agreement by $214.5 million, elevated the revolving credit commitments of certain lenders and added three new lenders to the Credit Agreement. Given effect to the $214.5 million increase in the amount of revolving credit availability pursuant to the Commitment Increase Agreements, the total credit facility under the Credit Agreement now includes an aggregate principal amount of $842.5 million (subject to compliance with a borrowing base), which consists of (i) a fully-funded $192.5 million term loan, (ii) a $630 million domestic revolving credit facility, of which $630 million is available to be drawn, and (iii) a $20 million multi-currency revolving credit facility, all of which is available to be drawn. The facilities all mature on December 19, 2017.  The Credit Agreement is secured by a first priority lien on substantially all of our assets.
Borrowings outstanding on our credit facility at March 31, 2014 consisted of $192.5 million outstanding on the term loan with an annual interest rate as of March 31, 2014 of 2.65%. The revolving credit facility also bears an unused line fee of 0.375% per annum, payable quarterly in arrears.
On August 13, 2013, we completed the private offering of $287.5 million in aggregate principal amount of our 3.00% Convertible Senior Notes due 2020 (the “Notes”). The Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "Indenture") between us and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are senior unsecured obligations of the Company. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning as of February 1, 2014.
We were in compliance with all covenants of our credit facilities and the Indenture as of March 31, 2014 and December 31, 2013.
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
Stockholders’ Equity
Stockholders’ equity was $910.2 million at March 31, 2014 and $869.5 million at December 31, 2013. The increase was primarily attributable to $40.8 million in net income attributable to PRA during the three months ended March 31, 2014.
Contractual Obligations
Our contractual obligations as of March 31, 2014 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$29,704	$6,645	$11,654	$7,731	$3,674
Line of Credit (1)	6,143	1,652	3,266	1,225	—
Long-term Debt (2)	557,533	25,445	70,246	161,404	300,438
Purchase Commitments (3)	220,427	218,036	2,178	213	—
Employment Agreements	7,517	7,517	—	—	—
Total	$821,324	$259,295	$87,344	$170,573	$304,112

(1)	This amount includes estimated unused line fees due on the line of credit and assumes that the balance on the line of credit remains constant from the March 31, 2014 balance of $0.0 million.

(2)	This amount includes scheduled interest and principal payments on our term loan and and our convertible debt.

(3)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $198.9 million.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Recent Accounting Pronouncements
In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," which defines the treatment of the release of cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and prior periods should not be adjusted. We adopted ASU 2013-02 in the first quarter of 2014 which had no material impact on our consolidated financial statements.

Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are discussed in Note 1 of the Notes to the Consolidated Financial Statements of our 2013 Annual Report on Form 10-K filed on February 28, 2014. Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets, and liabilities.

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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facility. We assess this interest rate risk by estimating the increase in interest expense that would occur due to an increase in short-term interest rates. The average borrowings on our variable rate credit facility were $195.0 million and $359.6 million for the three months ended March 31, 2014 and 2013, respectively. Assuming a 200 basis point increase in interest rates, for example, interest expense would have increased by $1.0 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively, resulting in a decrease in income before income taxes of 1.4% and 2.8%, respectively. As of March 31, 2014 and December 31, 2013, we had $192.5 million and $195.0 million, respectively, of variable rate debt outstanding on our credit facility. We did not have any other variable rate debt outstanding as of March 31, 2014. We had no interest rate hedging programs in place for the three months ended March 31, 2014 and 2013. Significant increases in future interest rates on our variable rate credit facility could lead to a material decrease in future earnings assuming all other factors remained constant.
Currency Exchange Risk
We are subject to currency exchange risk from our UK subsidiary, PRA UK. It conducts business in the Pound Sterling, but we report our financial results in U.S. dollars. Significant fluctuations in exchange rates between the U.S. dollar and the Pound Sterling may adversely affect our net income. We may or may not implement a hedging program related to currency exchange rate fluctuation. In the three months ended March 31, 2014 and 2013, PRA UK revenues were 1.4% and 1.6% of consolidated revenues, respectively. We had no currency exchange risk hedging programs in place for the three months ended March 31, 2014 or 2013.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
No legal proceedings were commenced during the period covered by this report that the Company believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations and cash flows. Refer to Note 9 “Commitments and Contingencies” of our Consolidated Financial Statements for material developments with respect to legal proceedings previously disclosed with respect to prior periods.

Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our 2013 Annual Report on Form 10-K filed on February 28, 2014, together with all other information included herein or incorporated in our reports filed with the SEC. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.
Our potential acquisition of Aktiv exposes us to risks which could harm our business, operating results, and financial condition.
On February 19, 2014, we entered into an agreement pursuant to which we are to acquire the equity of Aktiv. The announcement and pendency of the Aktiv acquisition could cause disruptions in and create uncertainty surrounding our business. In addition, we have incurred, and will continue to incur, significant costs in connection with the Aktiv acquisition and we have diverted, and will continue to divert, significant management resources in an effort to complete the Aktiv acquisition. This could have a negative impact on our ability to manage our existing operations or pursue alternative strategic transactions, which could have a negative effect on our business, results of operations and financial condition.
The Aktiv acquisition is expected to close in the second or third quarter of 2014 upon successful completion of customary closing conditions, including approval of the Aktiv acquisition by applicable competition authorities and our ability to obtain the necessary financing to consummate the Aktiv acquisition. No assurances can be given that we will be able to close the Aktiv acquisition on the terms and conditions contemplated by the Aktiv agreement in accordance with the anticipated timing, or at all. If the Aktiv acquisition is not consummated, investors could react negatively and could become concerned about our growth prospects over the next several years, which could negatively impact the price of our common stock.
We expect to finance the Aktiv acquisition with a combination of cash, seller financing and funding from our domestic revolving credit facility. Additionally, we have agreed to assume Aktiv’s current corporate debt.
As a result of the financing of the Aktiv acquisition, we expect our debt to increase significantly, both in terms of the total amount of our borrowings and as a percentage of the equity of the combined company. This increase in our indebtedness could increase our vulnerability to general adverse economic and industry conditions, make it more difficult for us to satisfy obligations with respect to our indebtedness, require us to dedicate a substantial portion of our cash flow from operations to service payments on our debt, limit our flexibility to react to changes in our business and the industry in which we operate, place us at a competitive disadvantage with our competitors that have less debt and limit our ability to borrow additional funds.
Other than our existing UK business, PRA UK, which we acquired in 2012, we have limited operating experience in international markets. If consummated, the international nature of the Aktiv acquisition expands the risks and uncertainties described elsewhere in this section, including the following:

•	changes in local political, economic, social and labor conditions in Europe and Canada;

•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States;

•	currency exchange rate fluctuations and our ability to manage these fluctuations through a foreign exchange risk management program;

•	different employee/employer relationships, laws and regulations and existence of employment tribunals;

•	laws and regulations imposed by foreign governments, including those relating to governing data security, sharing and transfer;

•	potentially adverse tax consequences resulting from changes in tax laws in the foreign jurisdictions in which we operate;

•	logistical, communications and other challenges caused by distance and cultural and language differences, making it harder to do business in certain jurisdictions; and

•	risks related to crimes, strikes, riots, civil disturbances, terrorist attacks and wars in a variety of new geographical locations.
Any one of these factors could have an adverse effect on our business, results of operations and financial condition.

If we do not successfully integrate Aktiv into our business operations, our business could be adversely affected.
Upon the close of the Aktiv acquisition, we will need to successfully integrate the operations of Aktiv with our business operations. Integrating the operations of Aktiv with that of our own will be a complex and time-consuming process. Prior to the Aktiv acquisition, Aktiv operated independently, with its own business, corporate culture, locations, employees and systems. There may be substantial difficulties, costs and delays involved in any integration of the business of Aktiv with that of our own. These may include:

•	distracting management from day-to-day operations;

•	potential incompatibility of corporate cultures;

•	an inability to achieve synergies as planned;

•	changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;

•	costs and delays in implementing common systems and procedures; and

•	increased difficulties in managing our business due to the addition of international locations.
Many of these risks may be accentuated because the vast majority of Aktiv’s operations, employees and customers are located outside of the United States. Any one or all of these factors may increase operating costs or lower anticipated financial performance. Many of these factors are also outside of our control. Achieving anticipated synergies and the potential benefits underlying our reasons for the Aktiv Acquisition will depend on successful integration of the businesses. The failure to integrate the business operations of Aktiv successfully could have a material adverse effect on our business, financial condition and results of operations.
Compliance with complex foreign and U.S. laws and regulations that apply to our international operations, which will be expanded as a result of the Aktiv acquisition, could increase our cost of doing business in international jurisdictions.
Although we currently have international operations, upon the consummation of the Aktiv acquisition, we will operate on an expanded international basis with additional offices or activities in a number of new jurisdictions throughout Europe. We will face increased exposure to risks inherent in conducting business internationally, including compliance with complex foreign and U.S. laws and regulations that apply to our international operations, which could increase our cost of doing business in international jurisdictions. These laws and regulations include anti-corruption laws such as the Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act of 2010 and other local laws prohibiting corrupt payments to governmental officials, and those related to taxation. The FCPA and similar antibribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The U.K. Bribery Act of 2010 prohibits certain entities from making improper payments to governmental officials and to commercial entities. Given the high level of complexity of these laws, there is a risk that we may inadvertently breach certain provisions of these laws, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines and penalties; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also adversely affect our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Although we have implemented, and, with respect to new jurisdictions we will enter as a result of the Aktiv acquisition, will implement, policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies.
Exchange rate fluctuations could adversely affect our results of operations and financial position.
Because we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. This exposure is likely to increase as a result of the Aktiv acquisition, as a larger portion of our operating expenses will likely be incurred in non-U.S. dollar currencies. As a result, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net income. We may or may not implement a hedging program related to currency exchange rate fluctuations. Additionally, if implemented, such hedging programs could expose us to additional risks that could adversely affect our financial condition and results of operations.
We will incur significant transaction, integration and restructuring costs in connection with the Aktiv acquisition.
We will incur significant transaction costs related to the Aktiv acquisition. In addition, the combined business will incur integration and restructuring costs following the completion of the Aktiv acquisition as we integrate the Aktiv businesses with our businesses. Although we expect that the realization of benefits and efficiencies related to the integration of the businesses may offset these costs over time, no assurances can be made that this net benefit will be achieved in the near term, or at all, which could adversely affect our financial condition and results of operations.

A write-off of a significant portion of the goodwill recorded in connection with the Aktiv acquisition would negatively affect the combined company’s financial results.
We expect to record a significant amount of goodwill as a result of the Aktiv acquisition. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill. If the carrying value of goodwill exceeds its estimated fair value, impairment is deemed to have occurred, and the carrying value of goodwill is written down to fair value. Under current accounting rules, this would result in a charge to the combined company’s operating earnings. Accordingly, any determination requiring the write-off of a significant portion of goodwill recorded in connection with the Aktiv acquisition would negatively affect our results of operations.
The Aktiv acquisition may not close as anticipated.
While we expect that the Aktiv acquisition will close during the second or third quarter of 2014, the closing of the Aktiv acquisition may not occur when anticipated, if at all. The closing of the Aktiv acquisition is subject to, among other things, financial supervisory authority and antitrust approval, certain third-party consents being obtained, the absence of a material adverse change to the assets, liabilities, results of operations or financial condition of Aktiv and its subsidiaries, taken as a whole, and the parties’ compliance with other requirements contained in the Agreement. A delay in the closing of the Aktiv acquisition or a failure to consummate the Aktiv acquisition may inhibit our ability to execute our business plan.
Upon the close of the Aktiv acquisition, we may have exposure to additional tax liabilities.
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. Recent proposals by the current U.S. administration for fundamental U.S. international tax reform, including without limitation provisions that would limit the ability of U.S. multinationals to defer U.S. taxes on foreign income, if enacted, could have a significant adverse impact on our effective tax rate following the Aktiv acquisition.
Prior to the Aktiv acquisition, Aktiv has been a privately-held company and its new obligations of being a part of a public company may require significant resources and management attention.
Upon consummation of the Aktiv acquisition, Aktiv and its subsidiaries will become subsidiaries of our consolidated company and will need to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board. We will need to ensure that Aktiv establishes and maintains effective disclosure controls as well as internal controls and procedures for financial reporting, and such compliance efforts may be costly and may divert the attention of management.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

10.1	Deed of Novation, Amendment and Restatement, dated May 5, 2014, by and between Geveran Trading Co. Ltd and Portfolio Recovery Associates, Inc., PRA Holding IV, LLC and Tekagel Invest 742 AS.

10.2	Novated, Amended and Restated Sale and Purchase Agreement, dated May 5, 2014, for the Sale and Purchase of Aktiv Kapital AS.

10.3
Second Amendment, entered into as of February 19, 2014, to Credit Agreement dated as of December 19, 2012 by and among the Company, the domestic wholly-owned subsidiaries of the Company as guarantors, Bank of America, N.A. as administrative agent, swing line lender, and l/c issuer, Wells Fargo Bank, N.A. and SunTrust Bank as co-syndication agents, KeyBank, National Association, as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and SunTrust Robinson Humphrey, Inc. as joint lead arrangers and joint book managers, and the lenders named therein. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 20, 2014).

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

PORTFOLIO RECOVERY ASSOCIATES, INC.
(Registrant)

Date: May 8, 2014	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 8, 2014	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)