Form 10-Q
period 2014-06-30
PORTFOLIO RECOVERY ASSOCIATES INC
filed 2014-08-06
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2014
Common Stock, $0.01 par value	50,075,049

PORTFOLIO RECOVERY ASSOCIATES, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2014 and December 31, 2013
(unaudited)
(Amounts in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$270,526	$162,004
Finance receivables, net	1,219,595	1,239,191
Accounts receivable, net	12,458	12,359
Income taxes receivable	6,072	11,710
Net deferred tax asset	1,404	1,361
Property and equipment, net	38,902	31,541
Goodwill	105,122	103,843
Intangible assets, net	13,805	15,767
Other assets	27,478	23,456
Total assets	$1,695,362	$1,601,232
Liabilities and Equity
Liabilities:
Accounts payable	$20,396	$14,819
Accrued expenses and other liabilities	33,594	27,655
Accrued compensation	14,320	27,431
Net deferred tax liability	226,011	210,071
Borrowings	448,785	451,780
Total liabilities	743,106	731,756
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, 100,000 authorized shares, 50,073 issued and outstanding shares at June 30, 2014, and 49,840 issued and outstanding shares at December 31, 2013	501	498
Additional paid-in capital	137,512	135,441
Retained earnings	807,852	729,505
Accumulated other comprehensive income	6,391	4,032
Total stockholders’ equity	952,256	869,476
Total liabilities and equity	$1,695,362	$1,601,232
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED INCOME STATEMENTS
For the three and six months ended June 30, 2014 and 2013
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Income recognized on finance receivables, net	$182,518	$168,570	$360,488	$323,362
Fee income	14,825	14,391	30,777	29,158
Total revenues	197,343	182,961	391,265	352,520
Operating expenses:
Compensation and employee services	52,461	48,202	103,846	93,199
Legal collection fees	11,371	10,609	22,204	21,138
Legal collection costs	25,429	22,717	51,962	43,218
Agent fees	1,464	1,280	2,914	2,889
Outside fees and services	12,113	8,634	22,904	16,081
Communications	7,958	6,675	17,112	14,754
Rent and occupancy	2,219	1,824	4,366	3,511
Depreciation and amortization	4,211	3,534	8,158	6,900
Other operating expenses	7,653	5,660	13,745	11,117
Total operating expenses	124,879	109,135	247,211	212,807
Income from operations	72,464	73,826	144,054	139,713
Other income and (expense):
Interest income	1	—	2	—
Interest expense	(5,068)	(2,923)	(9,928)	(5,612)
Other expense	(6,224)	—	(6,224)	—
Income before income taxes	61,173	70,903	127,904	134,101
Provision for income taxes	23,666	27,489	49,557	52,170
Net income	$37,507	$43,414	$78,347	$81,931
Adjustment for loss attributable to redeemable noncontrolling interest	—	185	—	268
Net income attributable to Portfolio Recovery Associates, Inc.	$37,507	$43,599	$78,347	$82,199
Net income per common share attributable to Portfolio Recovery Associates, Inc:
Basic	$0.75	$0.86	$1.57	$1.62
Diluted	$0.74	$0.85	$1.55	$1.60
Weighted average number of shares outstanding:
Basic	50,065	50,751	49,997	50,781
Diluted	50,437	51,183	50,400	51,228
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2014 and 2013
(unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$37,507	$43,414	$78,347	$81,931
Other comprehensive income/(loss):
Foreign currency translation adjustments	1,911	(6)	2,359	(4,424)
Total other comprehensive income/(loss)	1,911	(6)	2,359	(4,424)
Comprehensive income	39,418	43,408	80,706	77,507
Comprehensive loss attributable to noncontrolling interest	—	185	—	268
Comprehensive income attributable to Portfolio Recovery Associates, Inc.	$39,418	$43,593	$80,706	$77,775
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2014
(unaudited)
(Amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2013	49,840	$498	$135,441	$729,505	$4,032	$869,476
Components of comprehensive income:
Net income attributable to Portfolio Recovery Associates, Inc.	—	—	—	78,347	—	78,347
Foreign currency translation adjustment	—	—	—	—	2,359	2,359
Vesting of nonvested shares	233	3	(3)	—	—	—
Amortization of share-based compensation	—	—	5,437	—	—	5,437
Income tax benefit from share-based compensation	—	—	4,152	—	—	4,152
Employee stock relinquished for payment of taxes	—	—	(7,515)	—	—	(7,515)
Balance at June 30, 2014	50,073	$501	$137,512	$807,852	$6,391	$952,256
The accompanying notes are an integral part of these consolidated financial statements.

PORTFOLIO RECOVERY ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2014 and 2013
(unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$78,347	$81,931
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	5,437	6,651
Depreciation and amortization	8,158	6,900
Amortization of debt discount	2,005	—
Deferred tax expense	15,940	2,488
Changes in operating assets and liabilities:
Other assets	(3,874)	(1,284)
Accounts receivable	(34)	(46)
Accounts payable	5,480	(2,633)
Income taxes receivable/payable, net	5,665	(5,748)
Accrued expenses	5,886	7,313
Accrued compensation	(20,635)	1,757
Net cash provided by operating activities	102,375	97,329
Cash flows from investing activities:
Purchases of property and equipment	(13,224)	(6,639)
Acquisition of finance receivables, net of buybacks	(252,168)	(407,347)
Collections applied to principal on finance receivables	272,153	248,498
Net cash provided by/(used in) investing activities	6,761	(165,488)
Cash flows from financing activities:
Income tax benefit from share-based compensation	4,152	2,659
Proceeds from line of credit	—	217,000
Principal payments on line of credit	—	(128,000)
Repurchases of common stock	—	(8,506)
Cash paid for purchase of portion of noncontrolling interest	—	(1,150)
Distributions paid to noncontrolling interest	—	(51)
Principal payments on long-term debt	(5,000)	(2,768)
Net cash (used in)/provided by financing activities	(848)	79,184
Effect of exchange rate on cash	234	(253)
Net increase in cash and cash equivalents	108,522	10,772
Cash and cash equivalents, beginning of period	162,004	32,687
Cash and cash equivalents, end of period	$270,526	$43,459
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,634	$5,581
Cash paid for income taxes	25,414	52,809
Supplemental disclosure of non-cash information:
Adjustment of the noncontrolling interest measurement amount	$—	$(245)
Distributions payable relating to noncontrolling interest	—	2
Purchase of noncontrolling interest	—	9,162
Employee stock relinquished for payment of taxes	(7,515)	(4,025)
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
On July 16, 2014, the Company, through a wholly owned subsidiary, completed the purchase of the outstanding equity of Aktiv Kapital AS (“Aktiv”), a Norway-based company specializing in the acquisition and servicing of non-performing consumer loans throughout Europe and in Canada, for a purchase price of approximately $872.6 million, and assumed approximately $431.3 million of Aktiv’s corporate debt, resulting in an acquisition of estimated total enterprise value of $1.3 billion.
A publicly traded company from 1997 until early 2012 (traded on the Oslo Stock Exchange under the symbol "AIK"), Aktiv has developed a mixed in-house and outsourced collection strategy. This acquisition will provide the Company entry into thirteen new markets, providing additional geographical diversity in portfolio purchasing and collection. Aktiv maintains in-house servicing platforms in eight markets, and owns portfolios in fifteen markets. Aktiv has more than 20 years of experience and data in a wide variety of consumer asset classes, across an extensive geographic background. Refer to Note 12 "Subsequent Events" for more information.
The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting” (“ASC 280”), the Company has determined that it has several operating segments that meet the aggregation criteria of ASC 280, and therefore, it has one reportable segment, accounts receivable management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.
The following table shows the amount of revenue generated for the three and six months ended June 30, 2014 and 2013 and long-lived assets held at June 30, 2014 and 2013 by geographical location (amounts in thousands):

	As Of And For The		As Of And For The
	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$193,726	$36,537	$180,350	$25,685
United Kingdom	3,617	2,365	2,611	1,593
Total	$197,343	$38,902	$182,961	$27,278

	As Of And For The		As Of And For The
	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$384,914	$36,537	$347,279	$25,685
United Kingdom	6,351	2,365	5,241	1,593
Total	$391,265	$38,902	$352,520	$27,278
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of June 30, 2014, its consolidated income statements and statements of comprehensive income for the three and six months ended June 30, 2014 and 2013, its consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2014, and its consolidated statements

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

of cash flows for the six months ended June 30, 2014 and 2013. The consolidated income statements of the Company for the three and six months ended June 30, 2014 may not be indicative of future results. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K, filed on February 28, 2014.

2.	Finance Receivables, net:
Changes in finance receivables, net for the three and six months ended June 30, 2014 and 2013 were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$1,253,961	$1,169,747	$1,239,191	$1,078,951
Acquisitions of finance receivables, net of buybacks	102,081	194,958	252,168	407,347
Foreign currency translation adjustment	309	(19)	389	(941)
Cash collections	(319,274)	(296,397)	(632,641)	(571,860)
Income recognized on finance receivables, net	182,518	168,570	360,488	323,362
Cash collections applied to principal	(136,756)	(127,827)	(272,153)	(248,498)
Balance at end of period	$1,219,595	$1,236,859	$1,219,595	$1,236,859
At the time of acquisition, the life of each pool is generally estimated to be between 60 and 96 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. At June 30, 2014, the weighted average remaining life of the Company's pools is estimated to be approximately 78 months. Based upon current projections, cash collections applied to principal on finance receivables as of June 30, 2014 are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

June 30, 2015	$431,771
June 30, 2016	344,914
June 30, 2017	246,198
June 30, 2018	150,081
June 30, 2019	42,713
June 30, 2020	3,918
$1,219,595
During the three and six months ended June 30, 2014, the Company purchased approximately $0.97 billion and $2.88 billion, respectively, in face value of charged-off consumer receivables. During the three and six months ended June 30, 2013, the Company purchased approximately $3.19 billion and $5.04 billion, respectively, in face value of charged-off consumer receivables. At June 30, 2014, the estimated remaining collections (“ERC”) on the receivables purchased in the three and six months ended June 30, 2014, were $196.4 million and $409.9 million, respectively. At June 30, 2014, the ERC on the receivables purchased in the three and six months ended June 30, 2013, were $250.4 million and $502.9 million, respectively. At June 30, 2014, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $24.5 million; at December 31, 2013, the amount was $26.1 million.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three and six months ended June 30, 2014 and 2013 were as follows (amounts in thousands):

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$1,451,001	$1,317,144	$1,430,067	$1,239,674
Income recognized on finance receivables, net	(182,518)	(168,570)	(360,488)	(323,362)
Additions	98,423	167,185	204,620	349,690
Net reclassifications from nonaccretable difference	114,721	85,028	206,357	138,792
Foreign currency translation adjustment	199	119	1,270	(3,888)
Balance at end of period	$1,481,826	$1,400,906	$1,481,826	$1,400,906
A valuation allowance is recorded for significant decreases in expected cash flows or a change in the expected timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. In any given period, the Company may be required to record valuation allowances due to pools of receivables underperforming previous expectations. Factors that may contribute to the recording of valuation allowances include both internal as well as external factors. External factors that may have an impact on the collectability, and subsequently on the overall profitability of purchased pools of defaulted consumer receivables would include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors that may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables, would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relate to the collection and movement of accounts on both the collection floor of the Company and external channels), as well as decreases in productivity related to turnover and tenure of the Company’s collection staff. The following is a summary of activity within the Company’s valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total
Valuation allowance - finance receivables:
Beginning balance	$63,923	$25,225	$89,148	$72,100	$23,196	$95,296
Allowance charges	925	461	1,386	—	600	600
Reversal of previous recorded allowance charges	(3,315)	(370)	(3,685)	(1,750)	(35)	(1,785)
Net allowance (reversals)/charges	(2,390)	91	(2,299)	(1,750)	565	(1,185)
Ending balance	$61,533	$25,316	$86,849	$70,350	$23,761	$94,111
Finance Receivables, net:	$747,249	$472,346	$1,219,595	$655,010	$581,849	$1,236,859

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total	Core Portfolio (1)	Purchased Bankruptcy Portfolio (2)	Total
Valuation allowance - finance receivables:
Beginning balance	$65,626	$25,475	$91,101	$74,500	$18,623	$93,123
Allowance charges	$2,312	$461	$2,773	$300	$5,260	$5,560
Reversal of previous recorded allowance charges	$(6,405)	$(620)	$(7,025)	$(4,450)	$(122)	$(4,572)
Net allowance (reversals)/charges	$(4,093)	$(159)	$(4,252)	$(4,150)	$5,138	$988
Ending balance	$61,533	$25,316	$86,849	$70,350	$23,761	$94,111
Finance Receivables, net:	$747,249	$472,346	$1,219,595	$655,010	$581,849	$1,236,859

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)
“Core” accounts or portfolios refer to accounts or portfolios that are defaulted consumer receivables and are not in a bankrupt status upon purchase. For this table, the Core Portfolio also includes accounts purchased in the United Kingdom. These accounts are aggregated separately from purchased bankruptcy accounts.

(2)	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy status when purchased, and as such, are purchased as a pool of bankrupt accounts.

3.	Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (in thousands):

	June 30, 2014	December 31, 2013
Line of credit, term loan	$190,000	$195,000
Convertible notes	287,500	287,500
Less: Debt discount	(28,715)	(30,720)
Total	$448,785	$451,780
Domestic Revolving Credit and Term Loan Facility
On December 19, 2012, the Company entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). The credit facility contained an accordion loan feature that allowed the Company to request an increase of up to $214.5 million in the amount available for borrowing under the facility, whether from existing or new lenders, subject to terms of the Credit Agreement. The Credit Agreement was amended and modified during 2013 and on April 1, 2014. On April 1, 2014, the Company entered into a Lender Joinder Agreement and Lender Commitment Agreement (collectively, the “Commitment Increase Agreements”) to exercise the accordion feature.  The Commitment Increase Agreements expanded the maximum amount of revolving credit availability under the Credit Agreement by $214.5 million, elevated the revolving credit commitments of certain lenders and added three new lenders to the Credit Agreement. Giving effect to the $214.5 million increase in the amount of revolving credit availability pursuant to the Commitment Increase Agreements, the total credit facility under the Credit Agreement now includes an aggregate principal amount of $840.0 million (subject to compliance with a borrowing base), which consists of (i) a fully-funded $190.0 million term loan, (ii) a $630 million domestic revolving credit facility, of which $630 million is available to be drawn, and (iii) a $20 million multi-currency revolving credit facility, of which $20 million is available to be drawn, all of which mature on December 19, 2017. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. The Company’s revolving credit facility includes a $20 million swingline loan sublimit, a $20 million letter of credit sublimit and a $20 million alternative currency equivalent sublimit.
Effective as of June 5, 2014, the Company entered into a Third Amendment to the Credit Agreement to amend a provision of the Credit Agreement to increase a basket for permitted indebtedness for the issuance of senior, unsecured convertible notes or other unsecured financings from an aggregate amount not to exceed $300 million to an aggregate amount not to exceed $500 million.
The Credit Agreement is secured by a first priority lien on substantially all of the Company’s assets. The Credit Agreement, as amended and modified, contains restrictive covenants and events of default including the following:

•	borrowings may not exceed 33% of the ERC of all eligible asset pools plus 75% of eligible accounts receivable;

•	the consolidated leverage ratio (as defined in the Credit Agreement) cannot exceed 2.0 to 1.0 as of the end of any fiscal quarter;

•
consolidated tangible net worth (as defined in the Credit Agreement) must equal or exceed $455.1 million plus 50% of positive cumulative consolidated net income for each fiscal quarter beginning with the quarter ended December 31, 2012, plus 50% of the cumulative net proceeds of any equity offering;

•	capital expenditures during any fiscal year cannot exceed $40 million;

•	cash dividends and distributions during any fiscal year cannot exceed $20 million;

•	stock repurchases during the term of the agreement cannot exceed $250 million and cannot exceed $100 million in a single fiscal year;

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•	investments in loans and/or capital contributions cannot exceed $950 million to consummate the acquisition of the equity of Aktiv;

•
permitted acquisitions (as defined in the Credit Agreement) during any fiscal year cannot exceed $250 million except for the fiscal year ending December 31, 2014, during which fiscal year permitted acquisitions (excluding the Aktiv acquisition) cannot exceed $25 million;

•
indebtedness in the form of senior, unsecured convertible notes or other unsecured financings cannot exceed $500 million in the aggregate (without respect to the Company’s 3.00% Convertible Senior Notes due 2020);

•	the Company must maintain positive consolidated income from operations (as defined in the Credit Agreement) during any fiscal quarter; and

•	restrictions on changes in control.
The revolving credit facility also bears an unused line fee of 0.375% per annum, payable quarterly in arrears.
The Company's borrowings on its credit facility at June 30, 2014 consisted of $190.0 million outstanding on the term loan with an annual interest rate as of June 30, 2014 of 2.65%. At December 31, 2013, the Company's borrowings on its credit facility consisted of $195.0 million outstanding on the term loan with an annual interest rate as of December 31, 2013 of 2.67%.
Convertible Senior Notes
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of the Company’s 3.00% Convertible Senior Notes due 2020 (the “Notes”). The Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "Indenture") between the Company and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are senior unsecured obligations of the Company. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. Prior to February 1, 2020, the Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the Notes will be convertible at any time. Upon conversion, the Notes may be settled, at the Company’s option, in cash, shares of the Company’s common stock, or any combination thereof. Holders of the Notes have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may, under certain circumstances, be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. The conversion rate for the Notes is initially 15.2172 shares per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $65.72 per share of the Company’s common stock, and is subject to adjustment in certain circumstances pursuant to the Indenture. The Company does not have the right to redeem the Notes prior to maturity. As of June 30, 2014, none of the conditions allowing holders of the Notes to convert their Notes had occurred.
As noted above, upon conversion, holders of the Notes will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. However, the Company’s current intent is to settle conversions through combination settlement (i.e., the Notes will be converted into cash up to the aggregate principal amount, and shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, for the remainder). As a result, and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $65.72.
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
ASC 470-20, "Debt with Conversion and Other Options" (“ASC 470-20”), requires that, for convertible debt instruments that may be settled fully or partially in cash upon conversion, issuers must separately account for the liability and equity components

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively.
The balances of the liability and equity components of all of the Notes outstanding were as follows as of the dates indicated (in thousands):

	June 30, 2014	December 31, 2013
Liability component - principal amount	$287,500	$287,500
Unamortized debt discount	(28,715)	(30,720)
Liability component - net carrying amount	258,785	256,780
Equity component	$31,306	$31,306
The debt discount is being amortized into interest expense over the remaining life of the Notes using the effective interest rate, which is 4.92%.
Interest expense related to the Notes was as follows for the periods indicated (in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Interest expense - stated coupon rate	$2,156	$—	$4,312	$—
Interest expense - amortization of debt discount	1,007	—	2,005	—
Total interest expense - convertible notes	$3,163	$—	$6,317	$—
The Company was in compliance with all covenants under its financing arrangements as of June 30, 2014 and December 31, 2013.
The following principal payments are due on the Company's borrowings as of June 30, 2014 for the twelve month periods ending (amounts in thousands):

June 30, 2015	$12,500
June 30, 2016	17,500
June 30, 2017	30,000
June 30, 2018	130,000
June 30, 2019	—
Thereafter	287,500
Total	$477,500

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	Property and Equipment, net:
Property and equipment, at cost, consisted of the following as of the dates indicated (amounts in thousands):

	June 30, 2014	December 31, 2013
Software	$37,523	$34,108
Computer equipment	19,280	17,072
Furniture and fixtures	9,961	8,616
Equipment	12,279	10,351
Leasehold improvements	13,131	11,147
Building and improvements	7,046	7,026
Land	1,269	1,269
Accumulated depreciation and amortization	(61,587)	(58,048)
Property and equipment, net	$38,902	$31,541
Depreciation and amortization expense relating to property and equipment for the three and six months ended June 30, 2014, was $3.1 million and $5.9 million, respectively. Depreciation and amortization expense relating to property and equipment for the three and six months ended June 30, 2013, was $2.4 million and $4.6 million, respectively.
The Company, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of June 30, 2014 and December 31, 2013, the Company incurred and capitalized approximately $11.9 million and $10.3 million, respectively, of these direct payroll costs and external direct costs related to software developed for internal use. Of these costs, at June 30, 2014 and December 31, 2013, approximately $2.2 million and $1.7 million, respectively, were for projects that were in the development stage and, therefore are a component of “Other Assets.” Once the projects are completed, the costs are transferred to Software and amortized over their estimated useful life. Amortization expense for the three and six months ended June 30, 2014, was approximately $0.5 million and $0.9 million, respectively.  Amortization expense for the three and six months ended June 30, 2013, was approximately $0.3 million and $0.7 million, respectively. The remaining unamortized costs relating to internally developed software at June 30, 2014 and December 31, 2013 were approximately $4.6 million and $4.4 million, respectively.

5.	Goodwill and Intangible Assets, net:
In connection with the Company’s previous business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. Pursuant to ASC 350, goodwill is not amortized but rather is reviewed at least annually for impairment. During the fourth quarter of 2013, the Company underwent its annual review of goodwill. Based upon the results of this review, which was conducted as of October 1, 2013, no impairment charges to goodwill or the other intangible assets were necessary as of the date of this review. The Company believes that no events have occurred or circumstances have changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount since the review was performed through June 30, 2014, and thereby necessitate further evaluation of goodwill or other intangible assets. The Company expects to perform its next annual goodwill review during the fourth quarter of 2014.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At June 30, 2014 and December 31, 2013, the carrying value of goodwill was $105.1 million and $103.8 million, respectively. The following table represents the changes in goodwill for the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$104,086	$106,912	$103,843	$109,488
Foreign currency translation adjustment	1,036	41	1,279	(2,535)
Balance at end of period	$105,122	$106,953	$105,122	$106,953
Intangible assets, excluding goodwill, consist of the following at June 30, 2014 and December 31, 2013 (amounts in thousands):

	June 30, 2014		December 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Client and customer relationships	$41,212	$28,558	$40,870	$26,581
Non-compete agreements	3,913	3,807	3,880	3,723
Trademarks	3,526	2,481	3,491	2,170
Total	$48,651	$34,846	$48,241	$32,474
Total intangible asset amortization expense for the three and six months ended June 30, 2014 was $1.1 million and $2.2 million, respectively. Total intangible asset amortization expense for the three and six months ended June 30, 2013 was $1.2 million and $2.4 million, respectively. The Company reviews these intangible assets for possible impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount and thereby necessitate further evaluation of these intangible assets.

6.	Share-Based Compensation:
The Company has an Omnibus Incentive Plan to assist the Company in attracting and retaining selected individuals to serve as employees and directors, who are expected to contribute to the Company's success and to achieve long-term objectives that will benefit stockholders of the Company. The 2013 Omnibus Incentive Plan (the “Plan”) was approved by the Company's stockholders at the 2013 Annual Meeting of Stockholders.  The Plan enables the Company to award shares of the Company's common stock to select employees and directors, as described in the Plan, not to exceed 5,400,000 shares as authorized by the Plan. The Plan replaced the 2010 Stock Plan.
As of June 30, 2014, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive ("LTI") Program) is estimated to be $6.0 million with a weighted average remaining life for all nonvested shares of 1.7 years (not including nonvested shares granted under the LTI program). As of June 30, 2014, there are no future compensation costs related to stock options and there are no remaining vested stock options to be exercised.
Total share-based compensation expense was $2.6 million and $5.4 million for the three and six months ended June 30, 2014, respectively. Total share-based compensation expense was $3.6 million and $6.7 million for the three and six months ended June 30, 2013, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense (windfall tax benefits) recognized under the provisions of ASC Topic 718 "Compensation-Stock Compensation" ("ASC 718") are credited to additional paid-in capital in the Company's Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $0.3 million and $7.8 million for the three and six months ended June 30, 2014, respectively. The total tax benefit realized from share-based compensation was approximately $0.9 million and $4.9 million for the three and six months ended June 30, 2013, respectively.
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
The following summarizes all nonvested share transactions, excluding those related to the LTI program, from December 31, 2012 through June 30, 2014 (share amounts in thousands):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2012	288	$20.84
Granted	110	37.31
Vested	(143)	19.75
Cancelled	(29)	20.57
December 31, 2013	226	29.58
Granted	80	49.57
Vested	(107)	28.83
Cancelled	(2)	21.90
June 30, 2014	197	$38.18
The total grant date fair value of shares vested during the three and six months ended June 30, 2014, was $0.7 million and $3.1 million, respectively. The total grant date fair value of shares vested during the three and six months ended June 30, 2013, was $0.4 million and $2.5 million, respectively.
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company. The following summarizes all LTI program share transactions from December 31, 2012 through June 30, 2014 (share amounts in thousands):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2012	497	$21.71
Granted at target level	124	34.59
Adjustments for actual performance	108	17.91
Vested	(279)	19.10
Cancelled	(16)	25.01
December 31, 2013	434	25.79
Granted at target level	97	48.09
Adjustments for actual performance	95	25.17
Vested	(225)	25.17
June 30, 2014	401	$31.39
The total grant date fair value of shares vested during the three and six months ended June 30, 2014, was $0.0 million and $5.7 million, respectively. The total grant date fair value of shares vested during the three and six months ended June 30, 2013, was $0.0 million and $2.6 million, respectively.
At June 30, 2014, total future compensation costs, assuming the current estimated performance levels are achieved, related to nonvested share awards granted under the LTI program are estimated to be approximately $7.6 million. The Company assumed a 7.5% forfeiture rate for these grants and the remaining shares have a weighted average life of 1.1 years at June 30, 2014.

7.	Income Taxes:
The Company follows the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There were no unrecognized tax benefits at June 30, 2014 and 2013.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Internal Revenue Service ("IRS") examined the Company's tax returns for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its positions and that it is more likely than not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not required. The Company believes cost recovery to be an acceptable tax revenue recognition method for companies in the bad debt purchasing industry. For tax purposes, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any taxable income is recognized.  On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005.  The Company subsequently filed a petition in the United States Tax Court to which the IRS responded on January 12, 2012. If the Company is unsuccessful in the United States Tax Court, it can appeal to the federal Circuit Court of Appeals. Payment of the assessed taxes and interest could have an adverse effect on the Company’s financial condition, be material to the Company’s results of operations, and possibly require additional financing from other sources. In accordance with the Internal Revenue Code, underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points.  An additional two percentage points applies to large corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code.  The Company files taxes in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. On June 30, 2011, the Company was notified by the IRS that the audit period will be expanded to include the tax years ended December 31, 2009 and 2008.  On July 7, 2014, the Company received a Notice of Deficiency for tax years ended December 31, 2012, 2011, 2010, 2009 and 2008.  The deficiencies relate to cost recovery.
At June 30, 2014, the tax years subject to examination by the major taxing jurisdictions, including the IRS, are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2007, 2006 and 2005 tax years were extended through December 31, 2011; however, because the IRS issued the Notice of Deficiency prior to December 31, 2011, the period for assessment is suspended until a decision of the Tax Court becomes final. The statute of limitations for the 2010, 2009 and 2008 tax years has been extended to September 26, 2014.
ASC 740 requires the recognition of interest if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. No interest or penalties were accrued or reversed in the three or six months ended June 30, 2014 or 2013.

8.	Earnings per Share:
Basic earnings per share (“EPS”) are computed by dividing net income available to common stockholders of Portfolio Recovery Associates, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $65.72, which did not occur during the period from which the Notes were issued on August 13, 2013 through June 30, 2014. The Notes were not outstanding during the three or six months ended June 30, 2013. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be realized upon assumed exercise.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables reconcile the computation of basic EPS and diluted EPS for the three and six months ended June 30, 2014 and 2013 (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2014			2013
	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$37,507	50,065	$0.75	$43,599	50,751	$0.86
Dilutive effect of nonvested share awards		372			432
Diluted EPS	$37,507	50,437	$0.74	$43,599	51,183	$0.85

	For the Six Months Ended June 30,
	2014			2013
	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS	Net Income attributable to Portfolio Recovery Associates, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$78,347	49,997	$1.57	$82,199	50,781	$1.62
Dilutive effect of nonvested share awards		403			447
Diluted EPS	$78,347	50,400	$1.55	$82,199	51,228	$1.60
There were no antidilutive options outstanding for the three or six months ended June 30, 2014 and 2013.

9.	Commitments and Contingencies:
Business Acquisitions:

Aktiv Kapital, A.S.

On July 16, 2014, the Company, through a wholly owned subsidiary, completed the purchase of the outstanding equity of Aktiv, for a purchase price of approximately $872.6 million, and assumed approximately $431.3 million of Aktiv’s corporate debt, resulting in an acquisition of estimated total enterprise value of $1.3 billion. The Company financed the transaction with cash of $217.7 million, $169.9 million in financing from an affiliate of the seller (which bears interest at a variable rate equal to LIBOR plus 3.75% per annum and matures on July 16, 2015), and $485.0 million from the Company’s domestic, revolving credit facility. The Company anticipates total transaction costs of approximately $15 million of which $4.1 million and $8.5 million were incurred during the three and six months ended June 30, 2014, respectively. Additionally, the Company recorded an unrealized foreign currency transaction loss as a result of entering into foreign currency exchange rate forward contracts during the second quarter of 2014 to acquire 518 million Euros in anticipation of closing the acquisition of Aktiv.  As a result of the strengthening U.S. dollar relative to the Euro as of June 30, 2014 relative to the period during which the contracts were entered into, an unrealized loss of $6.2 million on the forward contracts was recognized during the quarter.  A corresponding liability was recorded and included in Accrued Expenses and Other Liabilities as of June 30, 2014. In the third quarter of 2014, the Company recorded an additional $2.0 million foreign currency transaction loss upon the settlement of these foreign currency exchange rate forward contracts.

Pamplona Capital Management, LLP

On July 1, 2014, the Company acquired certain operating assets from Pamplona Capital Management, LLP ("PCM").  These assets include PCM’s IVA Master Servicing Platform as well as other operating assets associated with PCM’s IVA business.  The purchase price of these assets was approximately $5 million and was paid from the Company’s existing cash balances.
Employment Agreements:
The Company has employment agreements, most of which expire on December 31, 2014, with all of its executive officers and with several members of its senior management group. Such agreements provide for base salary payments as well as bonuses

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

which are based on the attainment of specific management goals. At June 30, 2014, the estimated future compensation under these agreements is approximately $6.4 million. The agreements also contain confidentiality and non-compete provisions.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at June 30, 2014 total approximately $31.5 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at June 30, 2014 is approximately $159.6 million.
Contingent Purchase Price:
The asset purchase agreement entered into in connection with the acquisition of certain finance receivables and certain operating assets of National Capital Management, LLC ("NCM") in 2012, includes an earn-out provision whereby the sellers are able to earn additional cash consideration for achieving certain cash collection thresholds over a five year period. The maximum amount of earn-out during the period is $15.0 million. The Company paid the year one earn-out during December 2013 in the amount of $6.2 million. As of June 30, 2014, the Company has recorded a present value amount for the expected remaining liability of $4.3 million.
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

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Excluding the matters described below and other putative class action suits which the Company believes are not material, the high end of the range of potential litigation losses in excess of the amount accrued is estimated by management to be less than $1,000,000 as of June 30, 2014.  Notwithstanding our attempt to estimate a range of possible losses in excess of the amount accrued based on current information, actual future losses may exceed both the Company's accrual and the range of potential litigation losses disclosed above.

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

Telephone Consumer Protection Act Litigation

The Company has been named as defendant in a number of putative class action cases, each alleging that the Company violated the Telephone Consumer Protection Act ("TCPA") by calling consumers' cellular telephones without their prior express consent.  On December 21, 2011, the United States Judicial Panel on Multi-District Litigation entered an order transferring these matters into one consolidated proceeding in the United States District Court for the Southern District of California (the "Court").  On November 14, 2012, the putative class plaintiffs filed their amended consolidated complaint in the matter, now styled as In re Portfolio Recovery Associates, LLC Telephone Consumer Protection Act Litigation, case No. 11-md-02295 (the “MDL action”).  On May 20, 2014, the Court stayed this litigation until such time as the FCC has ruled on various petitions concerning the TCPA.

Internal Revenue Service Audit

The IRS examined the Company's tax returns for the 2005 calendar year. The IRS concluded the audit and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2007, 2006 and 2005. The IRS has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its positions and that it is more likely than not these positions will ultimately be sustained; therefore, a reserve for uncertain tax positions is not required. On April 22, 2009, the Company filed a formal protest of the findings contained in the examination report prepared by the IRS. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006, and 2005.  The Company subsequently filed a petition in the United States Tax Court to which the IRS responded on January 12, 2012. If the Company is unsuccessful in the United States Tax Court, it can appeal to the federal Circuit Court of Appeals.  On July 7, 2014, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2012, 2011, 2010, 2009 and 2008. Refer to Note 7 “Income Taxes” for additional information.

10.	Fair Value Measurements and Disclosures:
In accordance with the disclosure requirements of FASB ASC Topic 825, “Financial Instruments” (“ASC 825”), the table below summarizes fair value estimates for the Company’s financial instruments. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts in the table are recorded in the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, under the indicated captions (amounts in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$270,526	$270,526	$162,004	$162,004
Finance receivables, net	1,219,595	1,740,864	1,239,191	1,722,100
Financial liabilities:
Term loans	190,000	190,000	195,000	195,000
Convertible debt	258,785	344,100	256,780	316,857

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of June 30, 2014, and December 31, 2013, the Company did not account for any financial assets or financial liabilities at fair value. As defined by FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Those levels of input are summarized as follows:

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
Term loans: The carrying amount approximates fair value due to the short-term nature of the interest rate periods and the observable quoted prices for similar instruments in active markets. Accordingly, the Company uses level 2 inputs for its fair value estimates.
Convertible debt: The Notes are carried at historical cost, adjusted for the debt discount. The fair value estimates for these Notes incorporates quoted market prices which were obtained from secondary market broker quotes which were derived from a variety of inputs including client orders, information from their pricing vendors, modeling software, and actual trading prices when they occur. Accordingly, the Company uses level 2 inputs for its fair value estimates.

11.	Recent Accounting Pronouncements:
In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," ("ASU 2013-05") which defines the treatment of the release of cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and prior periods should not be adjusted. The Company adopted ASU 2013-05 in the first quarter of 2014 which had no material impact on its Consolidated Financial Statements.

In April 2014, FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" (“ASU 2014-08”) that amends the requirements for reporting discontinued operations. ASU 2014-08 requires the disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. ASU 2014-08 also requires additional disclosures about discontinued operations and disclosures about the disposal of a significant component of an entity that does not qualify as a discontinued operation. ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014, with early adoption permitted. The Company is evaluating the potential impacts of the new standard.

PORTFOLIO RECOVERY ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”) that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company is evaluating its implementation approach and the potential impacts of the new standard on its existing revenue recognition policies and procedures.

In June 2014, FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation awards.

12.	Subsequent Events:

Aktiv Kapital, A.S. Acquisition

On July 16, 2014, the Company, through a wholly owned subsidiary, completed the purchase of the outstanding equity of Aktiv, for a purchase price of approximately $872.6 million, and assumed approximately $431.3 million of Aktiv’s corporate debt, resulting in an acquisition of estimated total enterprise value of $1.3 billion. The Company financed the transaction with cash of $217.7 million, $169.9 million in financing from an affiliate of the seller, and $485.0 million from the Company’s domestic, revolving credit facility.

The Company incurred transaction costs of approximately $4.1 million and $8.5 million during the three and six months ended June 30, 2014, respectively. The Company anticipates that approximately $6.0 million of additional transaction costs will be incurred, primarily during the third and fourth quarters of 2014. Additionally, the Company recorded an unrealized foreign currency transaction loss as a result of entering into foreign currency exchange rate forward contracts during the second quarter of 2014 to acquire 518 million Euros in anticipation of closing the acquisition of Aktiv.  As a result of the strengthening U.S. dollar relative to the Euro as of June 30, 2014 relative to the period during which the contracts were entered into, an unrealized loss of $6.2 million on the forward contracts was recognized during the quarter.  A corresponding liability was recorded and included in Accrued Expenses and Other Liabilities as of June 30, 2014. In the third quarter of 2014, the Company recorded an additional $2.0 million foreign currency transaction loss upon the settlement of these foreign currency exchange rate forward contracts.

The Company accounted for this purchase in accordance with ASC Topic 805, “Business Combinations.” Under this guidance, an entity is required to recognize the assets acquired, liabilities assumed and the consideration given at their fair value on the acquisition date. Due to the recency and nature of the transaction, the Company is still in the process of evaluating the purchase price allocations and at the time of the filing of this Form 10-Q, the initial valuation has not been completed. Therefore, it is impractical to estimate and disclose the provisional allocation amounts and the pro forma impact of the acquisition at this time.

Pamplona Capital Management, LLP Acquisition

On July 1, 2014, the Company acquired certain operating assets from PCM.  These assets include PCM’s IVA Master Servicing Platform as well as other operating assets associated with PCM’s IVA business.  The purchase price of these assets was approximately $5 million and was paid from the Company’s existing cash balances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:
This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

•
a prolonged economic recovery or a deterioration in the economic or inflationary environment in the United States or Europe, including the interest rate environment, may have an adverse effect on our collections, results of operations, revenue and stock price or on the stability of the financial system as a whole;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital;

•	our ability to integrate the Aktiv business;

•	our ability to manage risks associated with our international operations, which risks will increase as a result of the Aktiv acquisition;

•	our ability to recognize the anticipated synergies and benefits of the Aktiv acquisition;

•	our ability to purchase defaulted consumer receivables at appropriate prices;

•	our ability to replace our defaulted consumer receivables with additional receivables portfolios;

•	our ability to obtain accurate and authentic account documents relating to accounts that we acquire and the possibility that documents that we provide could contain errors;

•	our ability to successfully acquire receivables of new asset types;

•	our ability to collect sufficient amounts on our defaulted consumer receivables;

•	changes in tax laws regarding earnings of our subsidiaries located outside of the United States;

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

•
our ability to adjust to debt collection and debt buying regulations that may be promulgated by the Consumer Financial Protection Bureau ("CFPB") and the regulatory and enforcement activities of the CFPB;

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

•	“Estimated remaining collections” or "ERC" refers to the sum of all future projected cash collections on our owned portfolios.

•	“Fee income” refers to revenues generated from our fee-for-service businesses.

•	“Income recognized on finance receivables” refers to income derived from our owned debt portfolios.

•	“Income recognized on finance receivables, net” refers to income derived from our owned debt portfolios and is shown net of allowance charges/reversals.

•	“Net finance receivable balance” is recorded on our balance sheet and refers to the purchase price less principal amortization and net allowance charges/reversals.

•	“Principal amortization” refers to cash collections applied to principal on finance receivables.

•	“Purchase price” refers to the cash paid to a seller to acquire defaulted consumer receivables, plus certain capitalized costs, less buybacks.

•	“Purchase price multiple” refers to the total estimated collections on owned debt portfolios divided by purchase price.

•	“Purchased bankruptcy” accounts or portfolios refer to accounts or portfolios that are in bankruptcy when we purchase them and as such are purchased as a pool of bankrupt accounts.

•	“Total estimated collections” refers to the actual cash collections, including cash sales, plus estimated remaining collections.

Overview
The Company is a financial and business services company. Our primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. We also service receivables on behalf of clients on either a commission or transaction-fee basis and provide class action claims settlement recovery services and related payment processing to corporate clients.
Our industry is highly regulated under various federal laws, including the Fair Debt Collection Practices Act, Fair Credit Reporting Act, Dodd-Frank Wall Street Reform and Consumer Protection Act, Telephone Consumer Protection Act and other federal and state laws. We are subject to inspections, examinations, supervision by regulators in each state in which we are licensed, and also by the CFPB. The CFPB is expected to adopt additional rules that will affect our industry, and has sought feedback on a wide range of debt collection issues.  The Company has provided its input and feedback with written comments and through a number of meetings with CFPB staff.  The Company is currently engaged in discussions with the CFPB with a view toward adopting certain practices or controls in the conduct of its business.  There can be no assurance that new industry regulations or the outcome of these discussions would not have an adverse effect on our business.

On  August 4, 2014, the Office of the Comptroller of the Currency (“OCC”) issued risk guidance detailing the principles they expect financial institutions to follow in connection with the sale of consumer debt. The Company is currently in the process of evaluating the impact that this guidance may have on its business, if any.
The Company is headquartered in Norfolk, Virginia, and employs approximately 3,567 team members. The Company's shares of common stock are traded on the NASDAQ Global Select Market under the symbol “PRAA.”

On July 16, 2014, the Company, through a wholly owned subsidiary, completed the purchase of the outstanding equity of Aktiv, a Norway-based company specializing in the acquisition and servicing of non-performing consumer loans throughout Europe and in Canada, for a purchase price of approximately $872.6 million, and assumed approximately $431.3 million of Aktiv’s corporate debt, resulting in an acquisition of estimated total enterprise value of $1.3 billion. The Company financed the acquisition with cash of $217.7 million, $169.9 million in financing from an affiliate of the seller, and $485.0 million from the Company’s domestic, revolving credit facility.

A publicly traded company from 1997 until early 2012 (traded on the Oslo Stock Exchange under the symbol "AIK"), Aktiv has developed a mixed in-house and outsourced collection strategy. It maintains in-house servicing platforms in eight markets, and owns portfolios in fifteen markets. Aktiv has more than 20 years of experience and data in a wide variety of consumer asset classes, across an extensive geographic background. Aktiv has acquired more than 2,000 portfolios, with a face value of more than $38 billion. In 2013, Aktiv collected $318 million on its portfolios and purchased $248 million in new portfolios, up from $222 million in 2012. Aktiv’s total assets were approximately $900 million at December 31, 2013.

This acquisition provided us entry into thirteen new markets, providing us additional geographical diversity in portfolio purchasing and collection. Aktiv's Chief Executive Officer and his executive team and the more than 400 Aktiv employees joined our workforce upon the closing of the transaction.

We anticipate total transaction costs of approximately $15 million. During the first and second quarters of 2014, we incurred approximately $4.4 million and $4.1 million, respectively, of the total estimated transaction costs of $15 million. Additionally, we recorded an unrealized foreign currency transaction loss as a result of us entering into foreign currency exchange rate forward contracts during the second quarter of 2014 to acquire 518 million Euros in anticipation of closing the acquisition of Aktiv.  As a result of the strengthening U.S. dollar relative to the Euro as of June 30, 2014 relative to the period during which the contracts were entered into, an unrealized loss of $6.2 million on the forward contracts was recognized during the quarter.  A corresponding liability was recorded and included in Accrued Expenses and Other Liabilities as of June 30, 2014. In the third quarter of 2014, we recorded an additional $2.0 million foreign currency transaction loss upon the settlement of these foreign currency exchange rate forward contracts.

Our total borrowings are approximately $1.5 billion after closing the Aktiv acquisition, compared to the Company’s total borrowings of $448.8 million at June 30, 2014.
Earnings Summary
During the second quarter of 2014, net income attributable to the Company was $37.5 million, or $0.74 per diluted share, compared with $43.6 million, or $0.85 per diluted share, in the second quarter of 2013. Total revenue was $197.3 million in the second quarter of 2014, up 7.9% from the second quarter of 2013. Revenues in the second quarter of 2014 consisted of $182.5 million in income recognized on finance receivables, net, and $14.8 million in fee income. Income recognized on finance receivables, net, in the second quarter of 2014 increased $13.9 million, or 8.3%, over the second quarter of 2013, primarily as a result of an increase in cash collections. Cash collections, which drives our finance receivable income, were $319.3 million in the second quarter of 2014, up 7.7%, or $22.9 million, as compared to the second quarter of 2013. During the second quarter of 2014, we incurred $2.3 million in net allowance reversals, compared with $1.2 million of net allowance reversals in the second quarter of 2013. Our performance has been positively impacted by operational efficiencies surrounding the cash collections process, including the continued refinement of account scoring analytics as it relates to both legal and non-legal collection channels. Additionally, we have continued to develop our internal legal collection staff resources, which enables us to place accounts into that channel that otherwise would have been prohibitively expensive for legal action and to collect these accounts more efficiently and profitably.

Fee income increased to $14.8 million in the second quarter of 2014 from $14.4 million in the second quarter of 2013, primarily due to higher fee income generated by Claims Compensation Bureau, LLC ("CCB") and PRA Government Services, LLC ("PGS"). This was partially offset by lower fee income generated in the second quarter of 2014 by Mackenzie Hall Holdings, Limited ("PRA UK"), PRA Location Services (“PLS”) and Bankruptcy Services when compared to the second quarter of 2013.
A summary of how our income was generated during the three months ended June 30, 2014 and 2013 is as follows:

	For the Three Months Ended June 30,
($ in thousands)	2014	2013
Cash collections	$319,274	$296,397
Amortization of finance receivables	(139,055)	(129,012)
Net allowance reversals	2,299	1,185
Finance receivable income	182,518	168,570
Fee income	14,825	14,391
Total revenue	$197,343	$182,961
Operating expenses were $124.9 million in the second quarter of 2014, up 14.4% over the second quarter of 2013, due primarily to increases in compensation expense, legal collection costs, outside fees and services and other operating expenses. Compensation expense increased primarily as a result of larger staff sizes, increases in incentive compensation paid as a result of collector performance and normal pay increases. Compensation and employee services expenses increased as total employees grew 6.1% to 3,567 as of June 30, 2014, from 3,362 as of June 30, 2013. Legal collection costs increased from $22.7 million in the second quarter of 2013 to $25.4 million in the second quarter of 2014, an increase of $2.7 million, or 11.9%.  This increase was the result of our continued expansion of the accounts brought into the legal collection process. Outside fees and services expenses increased $3.5 million, or 40.7%, which was mainly attributable to the $4.1 million of transaction costs incurred in the second quarter of 2014 related to the Aktiv acquisition. Other operating expenses increased from $5.7 million in the second quarter of 2013 to $7.7 million in the second quarter of 2014, an increase of $2.0 million, or 35.1%.  Of the $2.0 million increase, $0.6 million was due to an increase in provision for doubtful accounts, $0.6 million was due to an increase in taxes, fees and licenses, $0.3 million was due to an increase in general office expenses and $0.3 million was due to an increase in accrued estimated contingent payments related to a previous acquisition. None of the remaining $0.2 million increase was attributable to any significant identifiable items.
During the three months ended June 30, 2014, we acquired defaulted consumer receivables portfolios with an aggregate face value amount of $966.9 million at a cost of $109.2 million. During the three months ended June 30, 2013, we acquired defaulted consumer receivable portfolios with an aggregate face value of $3.19 billion at a cost of $200.5 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period's buying.

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Income recognized on finance receivables, net	92.5%	92.1%	92.1%	91.7%
Fee income	7.5%	7.9%	7.9%	8.3%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	26.6%	26.3%	26.5%	26.4%
Legal collection fees	5.8%	5.8%	5.7%	6.0%
Legal collection costs	12.9%	12.4%	13.3%	12.3%
Agent fees	0.7%	0.7%	0.7%	0.8%
Outside fees and services	6.1%	4.7%	5.9%	4.6%
Communication expenses	4.0%	3.6%	4.4%	4.2%
Rent and occupancy	1.1%	1.0%	1.1%	1.0%
Depreciation and amortization	2.1%	1.9%	2.1%	2.0%
Other operating expenses	3.9%	3.1%	3.5%	3.2%
Total operating expenses	63.2%	59.5%	63.2%	60.5%
Income from operations	36.8%	40.4%	36.8%	39.5%
Other expense:
Interest expense	2.6%	1.6%	2.5%	1.6%
Other expense	3.2%	—%	1.6%	—%
Income before income taxes	31.1%	38.8%	32.7%	38.0%
Provision for income taxes	12.0%	15.0%	12.7%	14.8%
Net income	19.0%	23.7%	20.0%	23.2%
Adjustment for loss attributable to redeemable noncontrolling interest	—%	0.1%	—%	0.1%
Net income attributable to Portfolio Recovery Associates, Inc.	19.0%	23.8%	20.0%	23.3%
Three Months Ended June 30, 2014 Compared To Three Months Ended June 30, 2013
Revenues
Total revenues were $197.3 million for the three months ended June 30, 2014, an increase of $14.3 million, or 7.8%, compared to total revenues of $183.0 million for the three months ended June 30, 2013.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $182.5 million for the three months ended June 30, 2014, an increase of $13.9 million, or 8.2%, compared to income recognized on finance receivables, net of $168.6 million for the three months ended June 30, 2013. The increase was primarily due to an increase in cash collections on our finance receivables to $319.3 million for the three months ended June 30, 2014, from $296.4 million for the three months ended June 30, 2013, an increase of $22.9 million, or 7.7%. Our finance receivables amortization rate, including net allowance charges, was 42.8% for the three months ended June 30, 2014 compared to 43.1% for the three months ended June 30, 2013.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio’s original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield. During the three months ended June 30, 2014 and 2013, the Company reclassified amounts from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts relating to pools acquired from 2009-2013. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended June 30, 2014, we recorded net allowance reversals of $2.3 million. On our Core portfolios, we recorded net allowance reversals of $3.3 million on portfolios purchased between 2005 and 2008, offset by net allowance charges of $0.9 million on portfolios purchased in 2010 and 2011. On our purchased bankruptcy portfolios, we recorded net allowance reversals of $0.4 million on portfolios primarily purchased in 2007 and 2008 offset by a net allowance charge of $0.5 million on Canadian portfolios purchased in 2014. For the three months ended June 30, 2013, we recorded net allowance reversals of $1.2 million, of which a charge of $0.6 million related to purchased bankruptcy portfolios primarily purchased in 2008, offset by reversals of $1.8 million related to Core portfolios purchased between 2005 and 2008.
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
Fee Income
Fee income increased to $14.8 million for the three months ended June 30, 2014, from $14.4 million for the three months ended June 30, 2013, primarily due to higher fee income generated by CCB and PGS. This was partially offset by lower fee income generated in the second quarter of 2014 by PRA UK, PLS and Bankruptcy Services when compared to the second quarter of 2013.
Income from Operations
Income from operations was $72.5 million for the three months ended June 30, 2014, a decrease of $1.3 million or 1.8% compared to income from operations of $73.8 million for the three months ended June 30, 2013. Income from operations was 36.7% of total revenue for the three months ended June 30, 2014 compared to 40.4% for the three months ended June 30, 2013.
Operating Expenses
Operating expenses were $124.9 million for the three months ended June 30, 2014, an increase of $15.8 million or 14.5% compared to operating expenses of $109.1 million for the three months ended June 30, 2013. Operating expenses were 37.4% of cash receipts for the three months ended June 30, 2014 compared to 35.1% for the three months ended June 30, 2013.
Compensation and Employee Services
Compensation and employee services expenses were $52.5 million for the three months ended June 30, 2014, an increase of $4.3 million, or 8.9%, compared to compensation and employee services expenses of $48.2 million for the three months ended June 30, 2013. Compensation expense increased primarily as a result of larger staff sizes in addition to increases in incentive compensation and normal pay increases. Compensation and employee services expenses increased as total employees grew 6.1% to 3,567 as of June 30, 2014, from 3,362 as of June 30, 2013. Compensation and employee services expenses as a percentage of cash receipts increased to 15.7% for the three months ended June 30, 2014, from 15.5% of cash receipts for the three months ended June 30, 2013.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party attorney network. Legal collection fees were $11.4 million for the three months ended June 30, 2014, an increase of $0.8 million, or 7.5%, compared to legal collection fees of $10.6 million for the three months ended June 30, 2013.  This increase was the result of an increase in cash collections from outside attorneys from $50.1 million in the three months ended June 30, 2013 to $55.0 million for the three months ended June 30, 2014, an increase of $4.9 million, or 9.8%. Legal collection fees for both the three months ended June 30, 2014 and 2013 were 3.4% of cash receipts.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $25.4 million for the three months ended June 30, 2014, an increase of $2.7 million, or 11.9%, compared to legal collection costs of $22.7 million for the three months ended June 30, 2013.  Since the beginning of 2012, as a result of the refinement of our internal scoring methodology that expanded our account selections for legal action, we expanded the accounts brought into the legal collection process which resulted in significant initial expenses, which we expect to drive additional future cash collections and revenue. Legal collection costs for the three months ended June 30, 2014 were 7.6% of cash receipts, compared to 7.3% for the three months ended June 30, 2013.
Agent Fees
Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $1.5 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively.
Outside Fees and Services
Outside fees and services expenses were $12.1 million for the three months ended June 30, 2014, an increase of $3.5 million, or 40.7%, compared to outside fees and services expenses of $8.6 million for the three months ended June 30, 2013. The increase was mainly attributable to the $4.1 million of transaction costs incurred in the second quarter of 2014 related to the Aktiv acquisition.
Communication Expenses
Communication expenses were $8.0 million for the three months ended June 30, 2014, an increase of $1.3 million, or 19.4%, compared to communications expenses of $6.7 million for the three months ended June 30, 2013. The increase was primarily due to additional postage expense resulting from an increase in special collection letter campaigns as well as a larger customer base. The remaining increase was attributable to higher telephone expenses. Expenses related to customer mailings were responsible for 69.2%, or $0.9 million, of this increase, and the remaining 30.8%, or $0.4 million, was attributable to increases in telephone related charges.
Rent and Occupancy
Rent and occupancy expenses were $2.2 million for the three months ended June 30, 2014, an increase of $0.4 million, or 22.2%, compared to rent and occupancy expenses of $1.8 million for the three months ended June 30, 2013. The increase was primarily due to the additional space leased at our Norfolk headquarters during the second half of 2013 and the additional space leased as a result of the opening of our Texas call center in December of 2013.
Depreciation and Amortization
Depreciation and amortization expenses were $4.2 million for the three months ended June 30, 2014, an increase of $0.7 million, or 20.0%, compared to depreciation and amortization expenses of $3.5 million for the three months ended June 30, 2013. The increase was primarily due to a large investment in capital expenditures resulting from the additional space leased at our Norfolk headquarters during the second half of 2013, additional space leased as a result of the opening of our Texas call center in December of 2013, and the relocation of our PGS Birmingham operations in March of 2014.
Other Operating Expenses
Other operating expenses were $7.7 million for the three months ended June 30, 2014, an increase of $2.0 million, or 35.1%, compared to other operating expenses of $5.7 million for the three months ended June 30, 2013. Of the $2.0 million increase, $0.6 million was due to an increase in provision for doubtful accounts, $0.6 million was due to an increase in taxes, fees and licenses, $0.3 million was due to an increase in general office expenses and $0.3 million was due to an increase in accrued estimated contingent payments related to a previous acquisition. None of the remaining $0.2 million increase was attributable to any significant identifiable items.
Interest Expense
Interest expense was $5.1 million and $2.9 million for the three months ended June 30, 2014 and 2013, respectively. The increase was primarily due to the completion on August 13, 2013, through a private offering of $287.5 million in aggregate principal amount of the Company’s 3.00% Convertible Senior Notes due 2020, offset by a decrease in average borrowings under our variable

rate credit facility for the three months ended June 30, 2014 compared to the same prior year period.   The average borrowings on our variable rate credit facility were $192.5 million and $398.7 million for the three months ended June 30, 2014 and 2013, respectively.
Other Expense
Other expense was $6.2 million and $0.0 million for the three months ended June 30, 2014 and 2013, respectively. This increase was the result of a $6.2 million foreign currency transaction loss incurred as a result of us entering into foreign currency exchange rate forward contracts to acquire 518 million Euros in anticipation of closing the acquisition of Aktiv. As a result of the strengthening U.S. dollar relative to the Euro, an unrealized loss on the forward contracts was recognized in the second quarter of 2014.
Provision for Income Taxes
Provision for income taxes was $23.7 million for the three months ended June 30, 2014, a decrease of $3.8 million, or 13.8%, compared to provision for income taxes of $27.5 million for the three months ended June 30, 2013. The decrease is primarily due to a decrease of 13.7% in income before taxes for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. During the three months ended June 30, 2014 and 2013, our effective tax rate remained relatively consistent at 38.7% and 38.8%, respectively.
Six Months Ended June 30, 2014 Compared To Six Months Ended June 30, 2013
Revenues
Total revenues were $391.3 million for the six months ended June 30, 2014, an increase of $38.8 million, or 11.0%, compared to total revenues of $352.5 million for the six months ended June 30, 2013.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $360.5 million for the six months ended June 30, 2014, an increase of $37.1 million, or 11.5%, compared to income recognized on finance receivables, net of $323.4 million for the six months ended June 30, 2013. The increase was primarily due to an increase in cash collections on our finance receivables to $632.6 million for the six months ended June 30, 2014, from $571.9 million for the six months ended June 30, 2013, an increase of $60.7 million, or 10.6%. Our finance receivables amortization rate, including net allowance charges, was 43.0% for the six months ended June 30, 2014 compared to 43.5% for the six months ended June 30, 2013.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio’s original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield. During the six months ended June 30, 2014 and 2013, the Company reclassified amounts from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts relating to pools acquired from 2009-2013. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances recognized under ASC 310-30, which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the six months ended June 30, 2014, we recorded net allowance reversals of $4.3 million. On our Core portfolios, we recorded net allowance reversals of $6.4 million on portfolios purchased between 2005 and 2008, offset by net allowance charges of $1.8 million on portfolios purchased in 2010 and 2011. On our purchased bankruptcy portfolios, we recorded net allowance reversals of $0.6 million on portfolios primarily purchased in 2007 and 2008, offset by net allowance charges of $0.5 million on Canadian portfolios purchased in 2014. We also recorded a net allowance charge of $0.5 million on our UK portfolios purchased in 2012. For the six months ended June 30, 2013, we recorded net allowance charges of $1.0 million, of which $5.1 million related to purchased bankruptcy portfolios primarily purchased in 2007 and 2008, offset by reversals of $4.1 million related to Core portfolios primarily purchased in 2005 and 2008.

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
Fee Income
Fee income increased to $30.8 million for the six months ended June 30, 2014, from $29.2 million for the six months ended June 30, 2013, primarily due to higher fee income generated by CCB and PGS. This was partially offset by lower fee income generated in the first half of 2014 by PRA UK, PLS and Bankruptcy Services when compared to the prior year period.
Income from Operations
Income from operations was $144.1 million for the six months ended June 30, 2014, an increase of $4.4 million or 3.2% compared to income from operations of $139.7 million for the six months ended June 30, 2013. Income from operations was 36.8% of total revenue for the six months ended June 30, 2014 compared to 39.6% for the six months ended June 30, 2013.
Operating Expenses
Operating expenses were $247.2 million for the six months ended June 30, 2014, an increase of $34.4 million or 16.2% compared to operating expenses of $212.8 million for the six months ended June 30, 2013. Operating expenses were 37.3% of cash receipts for the six months ended June 30, 2014 compared to 35.4% for the six months ended June 30, 2013.
Compensation and Employee Services
Compensation and employee services expenses were $103.8 million for the six months ended June 30, 2014, an increase of $10.6 million, or 11.4%, compared to compensation and employee services expenses of $93.2 million for six months ended June 30, 2013. Compensation expense increased primarily as a result of larger staff sizes in addition to increases in incentive compensation and normal pay increases. Compensation and employee services expenses increased as total employees grew 6.1% to 3,567 as of June 30, 2014, from 3,362 as of June 30, 2013. Compensation and employee services expenses as a percentage of cash receipts increased to 15.7% for the six months ended June 30, 2014, from 15.5% of cash receipts for the six months ended June 30, 2013.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party attorney network. Legal collection fees were $22.2 million for the six months ended June 30, 2014, an increase of $1.1 million, or 5.2%, compared to legal collection fees of $21.1 million for the six months ended June 30, 2013.  This increase was the result of an increase in cash collections from outside attorneys from $98.0 million in the six months ended June 30, 2013 to $106.0 million for the six months ended June 30, 2014, an increase of $8.0 million, or 8.2%. Legal collection fees for the six months ended June 30, 2014 were 3.3% of cash receipts, compared to 3.5% for the six months ended June 30, 2013.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $52.0 million for the six months ended June 30, 2014, an increase of $8.8 million, or 20.4%, compared to legal collection costs of $43.2 million for the six months ended June 30, 2013.  Since the beginning of 2012, as a result of the refinement of our internal scoring methodology that expanded our account selections for legal action, we expanded the accounts brought into the legal collection process which resulted in significant initial expenses, which we expect to drive additional future cash collections and revenue. Legal collection costs for the six months ended June 30, 2014 were 7.8% of cash receipts, compared to 7.2% for the six months ended June 30, 2013.
Agent Fees
Agent fees primarily represent costs paid to repossession agents to repossess vehicles. Agent fees were $2.9 million for both the six months ended June 30, 2014 and 2013.

Outside Fees and Services
Outside fees and services expenses were $22.9 million for the six months ended June 30, 2014, an increase of $6.8 million, or 42.2%, compared to outside fees and services expenses of $16.1 million for the six months ended June 30, 2013. The increase was mainly attributable to the $8.5 million of transaction costs incurred in the first half of 2014 related to the Aktiv acquisition.
Communication Expenses
Communication expenses were $17.1 million for the six months ended June 30, 2014, an increase of $2.3 million, or 15.5%, compared to communications expenses of $14.8 million for the six months ended June 30, 2013. The increase was primarily due to additional postage expense resulting from an increase in special collection letter campaigns as well as a larger customer base. The remaining increase was attributable to higher telephone expenses. Expenses related to customer mailings were responsible for 60.9%, or $1.4 million, of this increase, and the remaining 39.1%, or $0.9 million, was attributable to increases in telephone related charges.
Rent and Occupancy
Rent and occupancy expenses were $4.4 million for the six months ended June 30, 2014, an increase of $0.9 million, or 25.7%, compared to rent and occupancy expenses of $3.5 million for the six months ended June 30, 2013. The increase was primarily due to the additional space leased at our Norfolk headquarters during the second half of 2013 and the additional space leased as a result of the opening of our Texas call center in December of 2013.
Depreciation and Amortization
Depreciation and amortization expenses were $8.2 million for the six months ended June 30, 2014, an increase of $1.3 million, or 18.8%, compared to depreciation and amortization expenses of $6.9 million for the six months ended June 30, 2013. The increase was primarily due to a large investment in capital expenditures resulting from the additional space leased at our Norfolk headquarters during the second half of 2013 and the additional space leased as a result of the opening of our Texas call center in December of 2013.
Other Operating Expenses
Other operating expenses were $13.7 million for the six months ended June 30, 2014, an increase of $2.6 million, or 23.4%, compared to other operating expenses of $11.1 million for the six months ended June 30, 2013. Of the $2.6 million increase, $0.7 million was due to an increase in taxes, fees and licenses; $0.7 million was due to an increase in general office expenses; $0.7 million was due to an increase in repairs and maintenance; $0.5 million was due to an increase in provision for doubtful accounts; and $0.5 million was due to an increase in insurance expenses. This was offset by a decrease of $0.6 million in accrued estimated contingent payments related to a previous acquisition. None of the remaining $0.1 million increase was attributable to any significant identifiable items.
Interest Expense
Interest expense was $9.9 million and $5.6 million for the six months ended June 30, 2014 and 2013, respectively. The increase was primarily due to the completion on August 13, 2013, through a private offering of $287.5 million in aggregate principal amount of the Company’s 3.00% Convertible Senior Notes due 2020, offset by a decrease in average borrowings under our variable rate credit facility for the six months ended June 30, 2014 compared to the same prior year period.   The average borrowings on our variable rate credit facility were $193.7 million and $379.3 million for the six months ended June 30, 2014 and 2013, respectively.
Other Expense
Other expense was $6.2 million and $0.0 million for the six months ended June 30, 2014 and 2013, respectively. This increase was the result of a $6.2 million foreign currency transaction loss incurred as a result of us entering into foreign currency exchange rate forward contracts to acquire 518 million Euros in anticipation of closing the acquisition of Aktiv. As a result of the strengthening U.S. dollar relative to the Euro, an unrealized loss on the forward contracts was recognized in the second quarter of 2014.
Provision for Income Taxes
Provision for income taxes was $49.6 million for the six months ended June 30, 2014, a decrease of $2.6 million, or 5.0%, compared to provision for income taxes of $52.2 million for the six months ended June 30, 2013. The decrease is primarily due to a decrease of 4.6% in income before taxes for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. During the six months ended June 30, 2014 and 2013, our effective tax rate remained relatively consistent at 38.8% and 38.9%, respectively.

Supplemental Performance Data
Domestic Finance Receivables Portfolio Performance:
The following tables show certain data related to our domestic finance receivables portfolio. These tables describe the purchase price, actual cash collections and future estimates of cash collections, income recognized on finance receivables (gross and net of allowance charges/(reversals)), principal amortization, allowance charges/(reversals), net finance receivable balances, and the ratio of total estimated collections to purchase price (which we refer to as purchase price multiple).
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
Our United Kingdom and Canadian portfolios are not included in these tables.
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

Domestic Portfolio Data – Life-to-Date
Entire Domestic Portfolio

		Inception through June 30, 2014					As of June 30, 2014
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables (1)	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net (1)	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,214	$7,134	$3,080	$—	$7,134	$—	$13	$10,227	332%
1997	7,685	25,534	17,849	7,685	—	17,849	—	58	25,592	333%
1998	11,089	37,426	26,337	11,089	—	26,337	—	208	37,634	339%
1999	18,898	69,495	50,597	18,898	—	50,597	—	271	69,766	369%
2000	25,020	117,130	92,110	25,020	—	92,110	—	1,419	118,549	474%
2001	33,481	176,789	143,308	33,481	—	143,308	—	2,132	178,921	534%
2002	42,325	199,971	157,646	42,325	—	157,646	—	4,245	204,216	482%
2003	61,447	267,451	206,004	61,447	—	206,004	—	6,283	273,734	445%
2004	59,176	200,122	142,146	57,976	1,200	140,946	—	6,421	206,543	349%
2005	143,167	314,819	186,524	128,295	9,045	177,479	5,826	16,732	331,551	232%
2006	107,666	211,770	129,083	82,687	18,965	110,118	6,013	16,410	228,180	212%
2007	258,364	489,963	269,010	220,953	19,215	249,795	18,192	51,776	541,739	210%
2008	275,114	486,888	267,547	219,341	33,545	234,002	22,193	50,474	537,362	195%
2009	281,313	803,271	537,898	265,373	—	537,898	15,940	118,618	921,889	328%
2010	357,767	829,401	529,805	299,596	1,690	528,115	56,506	232,404	1,061,805	297%
2011	392,778	658,407	390,315	268,092	450	389,865	124,237	381,165	1,039,572	265%
2012	508,426	483,553	243,199	240,354	—	243,199	268,072	552,456	1,036,009	204%
2013	621,545	324,169	155,109	169,060	—	155,109	453,419	834,852	1,159,021	186%
YTD 2014	253,011	32,552	13,719	18,833	—	13,719	234,218	401,885	434,437	172%
Total	$3,461,352	$5,738,925	$3,565,340	$2,173,585	$84,110	$3,481,230	$1,204,616	$2,677,822	$8,416,747	243%

(1)
For purposes of the this table, income recognized on finance receivables also includes approximately $1.7 million in gains on sales of finance receivables acquired between 1996 and 2001 and sold between 1999 and 2002.

Purchased Bankruptcy Portfolio

		Inception through June 30, 2014					As of June 30, 2014
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996- 2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2004	7,468	14,538	8,269	6,269	1,200	7,069	—	60	14,598	195%
2005	29,301	43,699	14,793	28,906	370	14,423	26	95	43,794	149%
2006	17,627	31,716	14,892	16,824	750	14,142	52	197	31,913	181%
2007	78,526	104,523	35,701	68,822	9,385	26,316	319	1,585	106,108	135%
2008	108,584	165,351	71,443	93,908	13,150	58,293	1,525	3,747	169,098	156%
2009	156,027	442,339	288,084	154,255	—	288,084	1,771	38,516	480,855	308%
2010	209,160	445,475	265,757	179,718	—	265,757	29,442	90,572	536,047	256%
2011	181,784	208,701	91,630	117,071	—	91,630	64,713	117,697	326,398	180%
2012	252,363	170,889	56,324	114,565	—	56,324	137,798	177,121	348,010	138%
2013	229,189	93,104	28,618	64,486	—	28,618	164,703	210,702	303,806	133%
YTD 2014	81,587	14,412	2,763	11,649	—	2,763	69,938	89,114	103,526	127%
Total	$1,351,616	$1,734,747	$878,274	$856,473	$24,855	$853,419	$470,287	$729,406	$2,464,153	182%

Core Portfolio

		Inception through June 30, 2014					As of June 30, 2014
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables (1)	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net (1)	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,214	$7,134	$3,080	$—	$7,134	$—	$13	$10,227	332%
1997	7,685	25,534	17,849	7,685	—	17,849	—	58	25,592	333%
1998	11,089	37,426	26,337	11,089	—	26,337	—	208	37,634	339%
1999	18,898	69,495	50,597	18,898	—	50,597	—	271	69,766	369%
2000	25,020	117,130	92,110	25,020	—	92,110	—	1,419	118,549	474%
2001	33,481	176,789	143,308	33,481	—	143,308	—	2,132	178,921	534%
2002	42,325	199,971	157,646	42,325	—	157,646	—	4,245	204,216	482%
2003	61,447	267,451	206,004	61,447	—	206,004	—	6,283	273,734	445%
2004	51,708	185,584	133,876	51,708	—	133,876	—	6,361	191,945	371%
2005	113,866	271,120	171,731	99,389	8,675	163,056	5,800	16,637	287,757	253%
2006	90,039	180,054	114,191	65,863	18,215	95,976	5,961	16,213	196,267	218%
2007	179,838	385,440	233,309	152,131	9,830	223,479	17,873	50,191	435,631	242%
2008	166,530	321,537	196,104	125,433	20,395	175,709	20,668	46,727	368,264	221%
2009	125,286	360,932	249,814	111,118	—	249,814	14,169	80,102	441,034	352%
2010	148,607	383,926	264,048	119,878	1,690	262,358	27,064	141,832	525,758	354%
2011	210,994	449,706	298,685	151,021	450	298,235	59,524	263,468	713,174	338%
2012	256,063	312,664	186,875	125,789	—	186,875	130,274	375,335	687,999	269%
2013	392,356	231,065	126,491	104,574	—	126,491	288,716	624,150	855,215	218%
YTD 2014	171,424	18,140	10,956	7,184	—	10,956	164,280	312,771	330,911	193%
Total	$2,109,736	$4,004,178	$2,687,065	$1,317,113	$59,255	$2,627,810	$734,329	$1,948,416	$5,952,594	282%

(1)
For purposes of the this table, income recognized on finance receivables also includes approximately $1.7 million in gains on sales of finance receivables acquired between 1996 and 2001 and sold between 1999 and 2002.

Domestic Portfolio Data – Year to Date
Entire Domestic Portfolio

		Year to Date June 30, 2014					As of June 30, 2014
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$6	$6	$—	$—	$6	$—	$13	$10,227	332%
1997	7,685	28	28	—	—	28	—	58	25,592	333%
1998	11,089	75	75	—	—	75	—	208	37,634	339%
1999	18,898	140	140	—	—	140	—	271	69,766	369%
2000	25,020	465	465	—	—	465	—	1,419	118,549	474%
2001	33,481	882	882	—	—	882	—	2,132	178,921	534%
2002	42,325	1,494	1,494	—	—	1,494	—	4,245	204,216	482%
2003	61,447	2,246	2,246	—	—	2,246	—	6,283	273,734	445%
2004	59,176	1,846	1,846	—	—	1,846	—	6,421	206,543	349%
2005	143,167	3,717	1,947	1,770	(1,710)	3,657	5,826	16,732	331,551	232%
2006	107,666	3,319	1,605	1,714	(1,750)	3,355	6,013	16,410	228,180	212%
2007	258,364	11,151	6,464	4,687	(1,465)	7,929	18,192	51,776	541,739	210%
2008	275,114	13,193	6,537	6,656	(2,100)	8,637	22,193	50,474	537,362	195%
2009	281,313	57,288	43,104	14,184	—	43,104	15,940	118,618	921,889	328%
2010	357,767	86,162	64,247	21,915	1,365	62,882	56,506	232,404	1,061,805	297%
2011	392,778	104,717	69,307	35,410	450	68,857	124,237	381,165	1,039,572	265%
2012	508,426	132,065	67,109	64,956	—	67,109	268,072	552,456	1,036,009	204%
2013	621,545	170,027	72,816	97,211	—	72,816	453,419	834,852	1,159,021	186%
YTD 2014	253,011	32,552	13,719	18,833		13,719	234,218	401,885	434,437	172%
Total	$3,461,352	$621,373	$354,037	$267,336	$(5,210)	$359,247	$1,204,616	$2,677,822	$8,416,747	243%

Purchased Bankruptcy Portfolio

		Year to Date June 30, 2014					As of June 30, 2014
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996-2003
2004	7,468	46	46	—	—	46	—	60	14,598	195%
2005	29,301	58	26	32	(40)	66	26	95	43,794	149%
2006	17,627	151	101	50	(50)	151	52	197	31,913	181%
2007	78,526	392	144	248	(430)	574	319	1,585	106,108	135%
2008	108,584	1,163	260	903	(100)	360	1,525	3,747	169,098	156%
2009	156,027	37,531	27,404	10,127	—	27,404	1,771	38,516	480,855	308%
2010	209,160	54,753	38,172	16,581	—	38,172	29,442	90,572	536,047	256%
2011	181,784	44,352	19,732	24,620	—	19,732	64,713	117,697	326,398	180%
2012	252,363	49,891	13,470	36,421	—	13,470	137,798	177,121	348,010	138%
2013	229,189	40,576	11,856	28,720	—	11,856	164,703	210,702	303,806	133%
YTD 2014	81,587	14,412	2,763	11,649		2,763	69,938	89,114	103,526	127%
Total	$1,351,616	$243,325	$113,974	$129,351	$(620)	$114,594	$470,287	$729,406	$2,464,153	182%
Core Portfolio

		Year to Date June 30, 2014					As of June 30, 2014
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$6	$6	$—	$—	$6	$—	$13	$10,227	332%
1997	7,685	28	28	—	—	28	—	58	25,592	333%
1998	11,089	75	75	—	—	75	—	208	37,634	339%
1999	18,898	140	140	—	—	140	—	271	69,766	369%
2000	25,020	465	465	—	—	465	—	1,419	118,549	474%
2001	33,481	882	882	—	—	882	—	2,132	178,921	534%
2002	42,325	1,494	1,494	—	—	1,494	—	4,245	204,216	482%
2003	61,447	2,246	2,246	—	—	2,246	—	6,283	273,734	445%
2004	51,708	1,800	1,800	—	—	1,800	—	6,361	191,945	371%
2005	113,866	3,659	1,921	1,738	(1,670)	3,591	5,800	16,637	287,757	253%
2006	90,039	3,168	1,504	1,664	(1,700)	3,204	5,961	16,213	196,267	218%
2007	179,838	10,759	6,320	4,439	(1,035)	7,355	17,873	50,191	435,631	242%
2008	166,530	12,030	6,277	5,753	(2,000)	8,277	20,668	46,727	368,264	221%
2009	125,286	19,757	15,700	4,057	—	15,700	14,169	80,102	441,034	352%
2010	148,607	31,409	26,075	5,334	1,365	24,710	27,064	141,832	525,758	354%
2011	210,994	60,365	49,575	10,790	450	49,125	59,524	263,468	713,174	338%
2012	256,063	82,174	53,639	28,535	—	53,639	130,274	375,335	687,999	269%
2013	392,356	129,451	60,960	68,491	—	60,960	288,716	624,150	855,215	218%
YTD 2014	171,424	18,140	10,956	7,184	—	10,956	164,280	312,771	330,911	193%
Total	$2,109,736	$378,048	$240,063	$137,985	$(4,590)	$244,653	$734,329	$1,948,416	$5,952,594	282%

Domestic Portfolio Data – Current Quarter
Entire Domestic Portfolio

		Quarter Ended June 30, 2014					As of June 30, 2014
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$3	$3	$—	$—	$3	$—	$13	$10,227	332%
1997	7,685	13	13	—	—	13	—	58	25,592	333%
1998	11,089	42	42	—	—	42	—	208	37,634	339%
1999	18,898	62	62	—	—	62	—	271	69,766	369%
2000	25,020	213	213	—	—	213	—	1,419	118,549	474%
2001	33,481	425	425	—	—	425	—	2,132	178,921	534%
2002	42,325	743	743	—	—	743	—	4,245	204,216	482%
2003	61,447	1,103	1,103	—	—	1,103	—	6,283	273,734	445%
2004	59,176	907	907	—	—	907	—	6,421	206,543	349%
2005	143,167	1,790	967	823	(925)	1,892	5,826	16,732	331,551	232%
2006	107,666	1,566	772	794	(930)	1,702	6,013	16,410	228,180	212%
2007	258,364	5,340	3,214	2,126	(1,230)	4,444	18,192	51,776	541,739	210%
2008	275,114	6,024	3,061	2,963	(600)	3,661	22,193	50,474	537,362	195%
2009	281,313	26,654	19,872	6,782	—	19,872	15,940	118,618	921,889	328%
2010	357,767	42,526	31,434	11,092	475	30,959	56,506	232,404	1,061,805	297%
2011	392,778	51,730	34,136	17,594	450	33,686	124,237	381,165	1,039,572	265%
2012	508,426	64,255	33,155	31,100	—	33,155	268,072	552,456	1,036,009	204%
2013	621,545	88,247	38,540	49,707	—	38,540	453,419	834,852	1,159,021	186%
YTD 2014	253,011	22,385	10,102	12,283	—	10,102	234,218	401,885	434,437	172%
Total	$3,461,352	$314,028	$178,764	$135,264	$(2,760)	$181,524	$1,204,616	$2,677,822	$8,416,747	243%
Purchased Bankruptcy Portfolio

		Quarter Ended June 30, 2014					As of June 30, 2014
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996-2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2004	7,468	18	18	—	—	18	—	60	14,598	195%
2005	29,301	26	11	15	(25)	36	26	95	43,794	149%
2006	17,627	57	32	25	(30)	62	52	197	31,913	181%
2007	78,526	185	69	116	(215)	284	319	1,585	106,108	135%
2008	108,584	506	119	387	(100)	219	1,525	3,747	169,098	156%
2009	156,027	17,150	12,471	4,679	—	12,471	1,771	38,516	480,855	308%
2010	209,160	27,622	19,150	8,472	—	19,150	29,442	90,572	536,047	256%
2011	181,784	23,059	10,572	12,487	—	10,572	64,713	117,697	326,398	180%
2012	252,363	25,506	6,553	18,953	—	6,553	137,798	177,121	348,010	138%
2013	229,189	21,281	6,089	15,192	—	6,089	164,703	210,702	303,806	133%
YTD 2014	81,587	8,389	2,050	6,339	—	2,050	69,938	89,114	103,526	127%
Total	$1,351,616	$123,799	$57,134	$66,665	$(370)	$57,504	$470,287	$729,406	$2,464,153	182%

Core Portfolio

		Quarter Ended June 30, 2014					As of June 30, 2014
($ in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$3	$3	$—	$—	$3	$—	$13	$10,227	332%
1997	7,685	13	13	—	—	13	—	58	25,592	333%
1998	11,089	42	42	—	—	42	—	208	37,634	339%
1999	18,898	62	62	—	—	62	—	271	69,766	369%
2000	25,020	213	213	—	—	213	—	1,419	118,549	474%
2001	33,481	425	425	—	—	425	—	2,132	178,921	534%
2002	42,325	743	743	—	—	743	—	4,245	204,216	482%
2003	61,447	1,103	1,103	—	—	1,103	—	6,283	273,734	445%
2004	51,708	889	889	—	—	889	—	6,361	191,945	371%
2005	113,866	1,764	956	808	(900)	1,856	5,800	16,637	287,757	253%
2006	90,039	1,509	740	769	(900)	1,640	5,961	16,213	196,267	218%
2007	179,838	5,155	3,145	2,010	(1,015)	4,160	17,873	50,191	435,631	242%
2008	166,530	5,518	2,942	2,576	(500)	3,442	20,668	46,727	368,264	221%
2009	125,286	9,504	7,401	2,103	—	7,401	14,169	80,102	441,034	352%
2010	148,607	14,904	12,284	2,620	475	11,809	27,064	141,832	525,758	354%
2011	210,994	28,671	23,564	5,107	450	23,114	59,524	263,468	713,174	338%
2012	256,063	38,749	26,602	12,147	—	26,602	130,274	375,335	687,999	269%
2013	392,356	66,966	32,451	34,515	—	32,451	288,716	624,150	855,215	218%
YTD 2014	171,424	13,996	8,052	5,944	—	8,052	164,280	312,771	330,911	193%
Total	$2,109,736	$190,229	$121,630	$68,599	$(2,390)	$124,020	$734,329	$1,948,416	$5,952,594	282%

The following graph shows the purchase price of our domestic portfolios by year for the last ten years. The purchase price number represents the cash paid to the seller, plus certain capitalized costs, less buybacks.

As shown in the above chart, the composition of our domestic purchased portfolios shifted in favor of bankrupt accounts in 2009 and 2010, before returning to equilibrium with Core in 2011 and 2012. In 2013 and the first half of 2014, Core purchases exceeded those of bankrupt accounts. We began buying bankrupt accounts during 2004 and slowly increased the volume of accounts we acquired through 2006 as we tested our models, refined our processes and validated our operating assumptions. After observing a high level of modeling confidence in our early purchases, we began increasing our level of purchases more dramatically commencing in 2007.
Our ability to profitably purchase and liquidate pools of bankrupt accounts provides diversity to our distressed asset acquisition business. Although we generally buy bankrupt portfolios from many of the same consumer lenders from whom we acquire Core customer portfolios, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of portfolios purchased in the bankrupt and Core markets may differ over time. We have found periods when bankrupt accounts were more profitable and other times when Core accounts were more profitable. From 2004 through 2008, our bankruptcy buying fluctuated between 13% and 39% of our total portfolio purchasing. In 2009, for the first time in our history, bankruptcy purchasing exceeded that of our Core buying, at 55% of total portfolio purchasing and during 2010 this percentage increased to 59%. This occurred as severe dislocations in the financial markets, coupled with legislative uncertainty, caused pricing in the bankruptcy market to decline substantially, thereby driving our strategy to make advantageous bankruptcy portfolio acquisitions during this period. For 2011 and 2012, our bankruptcy buying leveled off and represented 48% and 50% of our total domestic portfolio purchasing and in 2013 and the first half of 2014, it declined to 38% and 32%, respectively, of our total domestic portfolio purchasing.
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
Cash Collections By Year, By Year of Purchase – Entire Domestic Portfolio

(in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2005	2006	2007	2008	2009	2010	2011	2012	2013	YTD 2014	Total
1996	$3,080	$9,414	$237	$102	$83	$78	$68	$100	$39	$24	$6	$10,151
1997	7,685	22,803	597	437	346	215	216	187	112	84	28	25,025
1998	11,089	32,889	1,415	882	616	397	382	332	241	173	75	37,402
1999	18,898	57,198	3,032	2,243	1,533	1,328	1,139	997	709	483	140	68,802
2000	25,020	87,520	8,067	5,202	3,604	3,198	2,782	2,554	1,927	1,349	465	116,668
2001	33,481	119,238	16,048	10,011	6,164	5,299	4,422	3,791	3,104	2,339	882	171,298
2002	42,325	119,570	24,729	16,527	9,772	7,444	6,375	5,844	4,768	3,433	1,494	199,956
2003	61,447	126,654	43,728	30,695	18,818	13,135	10,422	8,945	7,477	5,331	2,246	267,451
2004	59,176	64,494	40,424	30,750	19,339	13,677	9,944	8,522	6,604	4,522	1,846	200,122
2005	143,167	18,968	75,145	69,862	49,576	33,366	23,733	17,234	13,302	9,916	3,717	314,819
2006	107,666	—	22,971	53,192	40,560	29,749	22,494	18,190	12,560	8,735	3,319	211,770
2007	258,364	—	—	42,263	115,011	94,805	83,059	67,088	47,136	29,450	11,151	489,963
2008	275,114	—	—	—	61,277	107,974	100,337	89,344	71,806	42,957	13,193	486,888
2009	281,313	—	—	—	—	57,338	177,407	187,119	177,273	146,846	57,288	803,271
2010	357,767	—	—	—	—	—	86,562	218,053	234,893	203,731	86,162	829,401
2011	392,778	—	—	—	—	—	—	77,190	240,840	235,660	104,717	658,407
2012	508,426	—	—	—	—	—	—	—	74,289	277,199	132,065	483,553
2013	621,545	—	—	—	—	—	—	—	—	154,142	170,027	324,169
YTD 2014	253,011	—	—	—	—	—	—	—	—	—	32,552	32,552
Total	$3,461,352	$658,748	$236,393	$262,166	$326,699	$368,003	$529,342	$705,490	$897,080	$1,126,374	$621,373	$5,731,668
Cash Collections By Year, By Year of Purchase – Purchased Bankruptcy Portfolio

(in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2005	2006	2007	2008	2009	2010	2011	2012	2013	YTD 2014	Total
2004	$7,468	5,297	3,956	2,777	1,455	496	164	149	108	90	46	$14,538
2005	29,301	3,777	15,500	11,934	6,845	3,318	1,382	466	250	169	58	43,699
2006	17,627	—	5,608	9,455	6,522	4,398	2,972	1,526	665	419	151	31,716
2007	78,526	—	—	2,850	27,972	25,630	22,829	16,093	7,551	1,206	392	104,523
2008	108,584	—	—	—	14,024	35,894	37,974	35,690	28,956	11,650	1,163	165,351
2009	156,027	—	—	—	—	16,635	81,780	102,780	107,888	95,725	37,531	442,339
2010	209,160	—	—	—	—	—	39,486	104,499	125,020	121,717	54,753	445,475
2011	181,784	—	—	—	—	—	—	15,218	66,379	82,752	44,352	208,701
2012	252,363	—	—	—		—	—	—	17,388	103,610	49,891	170,889
2013	229,189	—	—	—	—	—	—	—	—	52,528	40,576	93,104
YTD 2014	81,587										14,412	14,412
Total	$1,351,616	$9,074	$25,064	$27,016	$56,818	$86,371	$186,587	$276,421	$354,205	$469,866	$243,325	$1,734,747

Cash Collections By Year, By Year of Purchase – Core Portfolio

(in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2005	2006	2007	2008	2009	2010	2011	2012	2013	YTD 2014	Total
1996	$3,080	$9,414	$237	$102	$83	$78	$68	$100	$39	$24	$6	$10,151
1997	7,685	22,803	597	437	346	215	216	187	112	84	28	25,025
1998	11,089	32,889	1,415	882	616	397	382	332	241	173	75	37,402
1999	18,898	57,198	3,032	2,243	1,533	1,328	1,139	997	709	483	140	68,802
2000	25,020	87,520	8,067	5,202	3,604	3,198	2,782	2,554	1,927	1,349	465	116,668
2001	33,481	119,238	16,048	10,011	6,164	5,299	4,422	3,791	3,104	2,339	882	171,298
2002	42,325	119,570	24,729	16,527	9,772	7,444	6,375	5,844	4,768	3,433	1,494	199,956
2003	61,447	126,654	43,728	30,695	18,818	13,135	10,422	8,945	7,477	5,331	2,246	267,451
2004	51,708	59,197	36,468	27,973	17,884	13,181	9,780	8,373	6,496	4,432	1,800	185,584
2005	113,866	15,191	59,645	57,928	42,731	30,048	22,351	16,768	13,052	9,747	3,659	271,120
2006	90,039	—	17,363	43,737	34,038	25,351	19,522	16,664	11,895	8,316	3,168	180,054
2007	179,838	—	—	39,413	87,039	69,175	60,230	50,995	39,585	28,244	10,759	385,440
2008	166,530	—	—	—	47,253	72,080	62,363	53,654	42,850	31,307	12,030	321,537
2009	125,286	—	—	—	—	40,703	95,627	84,339	69,385	51,121	19,757	360,932
2010	148,607	—	—	—	—	—	47,076	113,554	109,873	82,014	31,409	383,926
2011	210,994	—	—	—	—	—	—	61,972	174,461	152,908	60,365	449,706
2012	256,063	—	—	—	—	—	—	—	56,901	173,589	82,174	312,664
2013	392,356	—	—	—	—	—	—	—	—	101,614	129,451	231,065
YTD 2014	171,424	—	—	—	—	—	—	—	—	—	18,140	18,140
Total	$2,109,736	$649,674	$211,329	$235,150	$269,881	$281,632	$342,755	$429,069	$542,875	$656,508	$378,048	$3,996,921
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

Primarily as a result of the downturn in the economy, the decline in the availability of consumer credit, our efforts to help customers establish reasonable payment plans, and improvements in our collections capabilities which have allowed us to profitably collect on accounts with lower balances or lower quality, the average payment size has decreased over the past several years. However, due to improved scoring and segmentation, together with enhanced productivity, we have been able to realize increased amounts of cash collections by generating enough incremental payments to overcome the decrease in payment size. The decreasing average payment size trend moderated during 2012, and the average payment size was stable during 2013 and the first half of 2014.
Portfolios by Type and Geography (Domestic Portfolio Only)
The following table categorizes our life to date domestic portfolio purchases as of June 30, 2014, into the major asset types represented (amounts in thousands):

Account Type	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
Major Credit Cards	19,463	55%	$54,860,685	68%	$2,345,266	66%
Consumer Finance	6,705	18	8,666,806	11	149,744	4
Private Label Credit Cards	8,750	25	11,860,970	15	912,268	26
Auto Deficiency	672	2	4,789,915	6	142,243	4
Total	35,590	100%	$80,178,376	100%	$3,549,521	100%

(1)	"Face Value" represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	"Original Purchase Price" represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables and has not been reduced by any adjustments, including payments and buybacks.

The following table summarizes our life to date domestic portfolio purchases as of June 30, 2014, into the delinquency categories represented (amounts in thousands).

Account Type	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
Fresh	3,531	10%	$8,265,667	10%	$916,529	26%
Primary	4,865	14	9,348,255	12	525,325	15
Secondary	6,582	18	9,623,594	12	413,967	12
Tertiary	4,336	12	6,332,022	8	106,421	3
Bankruptcy Trustees	5,643	16	23,234,316	29	1,419,822	40
Other	10,633	30	23,374,522	29	167,457	4
Total	35,590	100%	$80,178,376	100%	$3,549,521	100%

(1)	"Face Value" represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	"Original Purchase Price" represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables and has not been reduced by any adjustments, including payments and buybacks.
We review the geographic distribution of accounts within a portfolio because we have found that state specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and bankruptcy trends vary regionally and are factored into our maximum purchase price equation.

The following table summarizes our life to date domestic portfolio purchases as of June 30, 2014, by geographic location (amounts in thousands):

Geographic Distribution	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
California	3,834	11%	$10,577,857	13%	$444,497	13%
Texas	4,917	14	8,636,354	11	306,890	9
Florida	2,836	8	7,535,141	9	314,639	9
New York	2,017	6	4,682,272	6	183,926	5
Ohio	1,656	5	3,011,723	4	146,789	4
Pennsylvania	1,278	4	2,914,763	4	127,309	4
Illinois	1,348	4	2,873,523	4	139,617	4
North Carolina	1,282	4	2,818,113	4	123,650	3
Georgia	1,170	3	2,654,644	3	139,207	4
Other(3)	15,252	41	34,473,986	42	1,622,997	45
Total	35,590	100%	$80,178,376	100%	$3,549,521	100%

(1)	"Face Value" represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	"Original Purchase Price" represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables and has not been reduced by any adjustments, including payments and buybacks.

(3)	Each state included in “Other” represents less than 3% of the face value of total defaulted consumer receivables.
Collections Productivity (Domestic Portfolio Only)
The following tables display various collections productivity measures that we track. The tables below contain our collector productivity metrics as defined by calendar quarter.
Cash Collections per Collector Hour Paid (Domestic Portfolio Only)

	Core cash collections (1)
	2014	2013 (5)	2012	2011	2010
Q1	$223	$193	$166	$162	$135
Q2	220	190	169	154	127
Q3	—	191	171	152	127
Q4	—	190	150	137	129

	Total cash collections (2)
	2014	2013 (5)	2012	2011	2010
Q1	$337	$304	$258	$241	$182
Q2	354	315	275	243	188
Q3	—	310	279	249	200
Q4	—	308	245	228	204

	Non-legal cash collections (3)
	2014	2013 (5)	2012	2011	2010
Q1	$282	$251	$216	$204	$154
Q2	293	261	225	205	160
Q3	—	259	230	212	170
Q4	—	256	200	194	174

	Non-legal/non-bankruptcy cash collections (4)
	2014	2013 (5)	2012	2011	2010
Q1	$167	$140	$125	$125	$106
Q2	158	137	120	116	100
Q3	—	140	122	115	97
Q4	—	138	105	103	98

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

Consolidated Finance Receivables Portfolio Performance:
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

The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source ($ in thousands)	Q2-2014	Q1-2014	Q4-2013	Q3-2013	Q2-2013	Q1-2013	Q4-2012	Q3-2012
Call Center and Other Collections	$95,072	$97,736	$84,375	$89,512	$90,229	$89,037	$72,624	$72,394
External Legal Collections	55,011	50,990	46,066	48,274	50,131	47,910	41,521	39,913
Internal Legal Collections	45,090	43,939	34,101	33,288	30,365	29,283	23,968	25,650
Bankruptcy Court Trustee Payments	124,101	120,702	114,384	120,577	125,672	109,233	91,098	91,095
Total Cash Collections	$319,274	$313,367	$278,926	$291,651	$296,397	$275,463	$229,211	$229,052
Rollforward of Net Finance Receivables
The following table shows the changes in finance receivables, net, including the amounts paid to acquire new portfolios (amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of year	$1,253,961	$1,169,747	$1,239,191	$1,078,951
Acquisitions of finance receivables (1)	102,081	194,958	252,168	407,347
Foreign currency translation adjustment	309	(19)	389	(941)
Cash collections applied to principal on finance receivables (2)	(136,756)	(127,827)	(272,153)	(248,498)
Balance at end of period	$1,219,595	$1,236,859	$1,219,595	$1,236,859
Estimated Remaining Collections	$2,701,939	$2,636,229	$2,701,939	$2,636,229

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
As of June 30, 2014, cash and cash equivalents totaled $270.5 million, compared to $162.0 million at December 31, 2013. We had no debt outstanding on the revolving portion of our credit facility which represents availability of $650.0 million (subject to the borrowing base and applicable debt covenants). In addition, at June 30, 2014 we had $190.0 million outstanding on the floating rate term loan portion of our credit facility.
We have in place forward flow commitments for the purchase of defaulted consumer receivables over the next twelve months of approximately $159.6 million as of June 30, 2014.  Additionally we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements.  We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit facility will be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and additional, normal-course portfolio purchasing during the next twelve months. Business acquisitions or higher than normal levels of portfolio purchasing could require additional financing from other sources. On July 16, 2014, we completed the purchase of the outstanding equity of Aktiv, for a purchase price of approximately $872.6 million, and assumed approximately $431.3 million of Aktiv’s corporate debt, resulting in an acquisition of estimated total enterprise value of $1.3 billion. We financed the transaction with cash of $217.7 million, $169.9 million in financing from an affiliate of the seller, and $485.0 million from our domestic, revolving credit facility.
For domestic income tax purposes, we recognize revenue using the cost recovery method with respect to our debt purchasing business.  The IRS has audited and issued a Notice of Deficiency for the tax years ended December 31, 2007, 2006 and 2005. It has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income.  We have filed a petition in the United States Tax Court and believe we have sufficient support for the technical merits of our positions.  If we are unsuccessful in the United States Tax Court, we can appeal to the federal Circuit Court of Appeals.  On July 7, 2014, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2012, 2011, 2010, 2009 and 2008 related to cost recovery. If judicial appeals prove unsuccessful, we may ultimately be required to pay the related deferred taxes, and possibly interest and penalties, which may require additional financing from other sources. In accordance with the Internal Revenue Code, underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points.  An additional two percentage points applies to large corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code. Deferred tax liabilities related to this item were $228.8 million at June 30, 2014.
Cash generated from operations is dependent upon our ability to collect on our finance receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our future cash flows.
Our operating activities provided cash of $102.4 million and $97.3 million for the six months ended June 30, 2014 and 2013, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period. The increase was due in part to a decrease in income tax payments, partially offset by a decrease in cash compensation payments.
Our investing activities provided cash of $6.8 million and used cash of $165.5 million during the six months ended June 30, 2014 and 2013, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables and purchases of property and equipment. The majority of the decrease in cash used in investing activities was due to a decrease in acquisitions of finance receivables, from $407.3 million for the six months ended June 30, 2013 to $252.2 million for the six months ended June 30, 2014, partially offset by an increase in collections applied to principal on finance receivables from $248.5 million for the six months ended June 30, 2013 to $272.2 million for the six months ended June 30, 2014.
Our financing activities used cash of $0.8 million and provided cash of $79.2 million during the six months ended June 30, 2014 and 2013, respectively. Cash is normally provided by draws on our line of credit. Cash used in financing activities is primarily driven by principal payments on our line of credit, principal payments on long-term debt and repurchases of our common stock. The decrease in cash provided by financing activities was due primarily due to changes in the net borrowings on our credit facility. We had no borrowings on our credit facility during the six months ended June 30, 2014, compared to net borrowings of $89.0 million during the six months ended June 30, 2013.
Cash paid for interest was $7.6 million and $5.6 million for the six months ended June 30, 2014 and 2013, respectively. Interest was paid on our revolving credit facility, long-term debt and convertible debt. Cash paid for income taxes was $25.4 million and $52.8 million for the six months ended June 30, 2014 and 2013, respectively.
Borrowings
On December 19, 2012, we entered into the Credit Agreement.  The Credit Agreement contained an accordion loan feature that allowed us to request an increase of up to $214.5 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to terms of the Credit Agreement. The Credit Agreement was amended and modified during 2013 and again on April 1, 2014.  On April 1, 2014, we entered into the Commitment Increase Agreements to exercise the accordion feature.  The Commitment Increase Agreements expanded the maximum amount of revolving credit availability under the Credit Agreement by $214.5 million, elevated the revolving credit commitments of certain lenders and added three new lenders to the Credit Agreement. Given effect to the $214.5 million increase in the amount of revolving credit availability pursuant to the Commitment Increase Agreements, the total credit facility under the Credit Agreement now includes an aggregate principal amount of $840.0 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a $190.0 million term loan, (ii) a $630 million domestic revolving credit facility, and (iii) a $20 million multi-currency revolving credit facility. The facilities all mature on December 19, 2017.  Our revolving credit facility includes a $20.0 million swingline loan sublimit and a $20.0 million letter of credit sublimit. The Credit Agreement is secured by a first priority lien on substantially all of our assets.
Borrowings outstanding on our credit facility at June 30, 2014 consisted of $190.0 million outstanding on the term loan with an annual interest rate as of June 30, 2014 of 2.65%. The revolving credit facility also bears an unused line fee of 0.375% per annum, payable quarterly in arrears.
On August 13, 2013, we completed the private offering of $287.5 million in aggregate principal amount of the Notes. The Notes were issued pursuant to the Indenture. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are senior unsecured obligations of the Company. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning as of February 1, 2014.

We were in compliance with all covenants of our credit facilities and the Indenture as of June 30, 2014 and December 31, 2013.
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
Stockholders’ Equity
Stockholders’ equity was $952.3 million at June 30, 2014 and $869.5 million at December 31, 2013. The increase was primarily attributable to $78.3 million in net income attributable to the Company during the six months ended June 30, 2014.
Contractual Obligations
Our contractual obligations as of June 30, 2014 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$31,488	$7,137	$12,041	$8,407	$3,903
Line of credit (1)	8,552	2,458	4,875	1,219	—
Long-term debt (2)	548,228	26,495	75,695	149,913	296,125
Purchase commitments (3)	182,164	179,773	2,178	213	—
Employment agreements	6,376	6,376	—	—	—
Total	$776,808	$222,239	$94,789	$159,752	$300,028

(1)	This amount includes estimated unused line fees due on the line of credit and assumes that the balance on the line of credit remains constant from the June 30, 2014 balance of $0.0 million.

(2)	This amount includes scheduled interest and principal payments on our term loan and our convertible debt.

(3)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $159.6 million.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Recent Accounting Pronouncements
In March 2013, the FASB issued ASU 2013-05, which defines the treatment of the release of cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and prior periods should not be adjusted. We adopted ASU 2013-05 in the first quarter of 2014 which had no material impact on our consolidated financial statements.
In April 2014, FASB issued ASU 2014-08, that amends the requirements for reporting discontinued operations. ASU 2014-08 requires the disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. ASU 2014-08 also requires additional disclosures about discontinued operations and disclosures about the disposal of a significant component of an entity that does not qualify as a discontinued operation. ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014, with early adoption permitted. We are evaluating the potential impacts of the new standard.

In May 2014, FASB issued ASU 2014-09, that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. We are evaluating our implementation approach and the potential impacts of the new standard on our existing revenue recognition policies and procedures.

In June 2014, FASB issued ASU 2014-12, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are evaluating the potential impacts of the new standard on our existing stock-based compensation awards.
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Note 1 of the Notes to the Consolidated Financial Statements of our 2013 Annual Report on Form 10-K filed on February 28, 2014. Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets, and liabilities.

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

Each accounting pool is recorded at cost, which may include certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once an accounting pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30, utilizing the interest method, initially freezes the yield, estimated when the accounts are purchased, as the basis for subsequent impairment testing. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. Income on finance receivables is accrued quarterly based on each accounting pool's effective yield. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a pool's remaining life. Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. Cash flows greater than the interest accrual will reduce the carrying value of the accounting pool. This reduction in carrying value is defined as payments applied to principal (also referred to as principal amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, we do not record accretion in the first six to twelve months of the estimated life of the pool; accordingly, we utilize either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the pool, or until such time that we consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above. We also use the cost recovery method when collections on a particular pool of accounts cannot be reasonably estimated.

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

Income Taxes

We follow the guidance of ASC 740 as it relates to the provision for income taxes and uncertainty in income taxes. Accordingly, we record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facility. We assess this interest rate risk by estimating the increase in interest expense that would occur due to an increase in short-term interest rates. The average borrowings on our variable rate credit facility were $192.5 million and $398.7 million for the three months ended June 30, 2014 and 2013, respectively. Assuming a 200 basis point increase in interest rates, for example, interest expense would have increased by $1.0 million and $2.0 million for the three months ended June 30, 2014 and 2013, respectively, resulting in a decrease in income before income taxes of 1.6% and 2.8%, respectively. As of June 30, 2014 and December 31, 2013, we had $190.0 million and $195.0 million, respectively, of variable rate debt outstanding on our credit facility. We did not have any other variable rate debt outstanding as of June 30, 2014. We had no interest rate hedging programs in place for the three or six months ended June 30, 2014 and 2013. Significant increases in future interest rates on our variable rate credit facility could lead to a material decrease in future earnings assuming all other factors remained constant.
Currency Exchange Risk
We are subject to currency exchange risk from our UK subsidiary, PRA UK. It conducts business in the Pound Sterling, but we report our financial results in U.S. dollars. Significant fluctuations in exchange rates between the U.S. dollar and the Pound Sterling may adversely affect our net income. In the three months ended June 30, 2014 and 2013, PRA UK revenues were 1.8% and 1.4% of consolidated revenues, respectively. We had no currency exchange risk hedging programs in place for the three or six months ended June 30, 2014 or 2013.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
No litigation was commenced during the period covered by this report that the Company believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations and cash flows. Refer to Note 9 “Commitments and Contingencies” of our Consolidated Financial Statements for material developments with respect to legal proceedings previously disclosed with respect to prior periods.
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
Our acquisition of Aktiv exposes us to risks which could harm our business, operating results, and financial condition.
On July 16, 2014, we completed the purchase of the outstanding equity of Aktiv. We have incurred, and will continue to incur, significant costs in connection with the Aktiv acquisition and we have diverted, and will continue to divert, significant management resources in an effort to integrate the operations of Aktiv with that of our own. This could have a negative impact on our ability to manage our existing operations or pursue alternative strategic transactions, which could have a negative effect on our business, results of operations and financial condition.
We financed the Aktiv acquisition with a combination of cash, seller financing and funding from our domestic revolving credit facility. Additionally, we assumed Aktiv’s current corporate debt.
As a result of the financing of the Aktiv acquisition, our debt has increased significantly, both in terms of the total amount of our borrowings and as a percentage of the equity of the combined company. This increase in our indebtedness could increase our vulnerability to general adverse economic and industry conditions, make it more difficult for us to satisfy obligations with respect to our indebtedness, require us to dedicate a substantial portion of our cash flow from operations to service payments on our debt, limit our flexibility to react to changes in our business and the industry in which we operate, place us at a competitive disadvantage with our competitors that have less debt and limit our ability to borrow additional funds.
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
As a result of the Aktiv acquisition, we will need to successfully integrate the operations of Aktiv with our business operations. Integrating the operations of Aktiv with that of our own will be a complex and time-consuming process. Prior to the Aktiv acquisition, Aktiv operated independently, with its own business, corporate culture, locations, employees and systems. There may be substantial difficulties, costs and delays involved in any integration of the business of Aktiv with that of our own. These may include:

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
Although we currently have international operations, as a result of the Aktiv acquisition, we will operate on an expanded international basis with additional offices or activities in a number of new jurisdictions throughout Europe. We will face increased exposure to risks inherent in conducting business internationally, including compliance with complex foreign and U.S. laws and regulations that apply to our international operations, which could increase our cost of doing business in international jurisdictions. These laws and regulations include anti-corruption laws such as the Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act of 2010 and other local laws prohibiting corrupt payments to governmental officials, and those related to taxation. The FCPA and similar antibribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The U.K. Bribery Act of 2010 prohibits certain entities from making improper payments to governmental officials and to commercial entities. Given the high level of complexity of these laws, there is a risk that we may inadvertently breach certain provisions of these laws, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines and penalties; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also adversely affect our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Although we have implemented, and, with respect to new jurisdictions we will enter as a result of the Aktiv acquisition, will implement, policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies. Additionally, in accordance with the European Union Capital Requirements Directive (“CRD IV”), the Swedish Banking and Financing Business Act and the Supervision of Credit and Investment Institutions Act, certain of our European Union ("EU") subsidiaries are subject to capital adequacy requirements as prescribed by the Swedish Financial Supervisory Authority (“SFSA”), because they are included in a group that includes an entity which has been determined to be an EU authorized credit institution (AK Nordic AB), thereby resulting in their supervision by the SFSA and regulatory capital requirements.
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
Net capital requirements pursuant to the CRD IV may impede the business operations of our subsidiaries.
A sub-group of the company’s EU subsidiaries has been determined by the SFSA to be financial institutions subject to consolidated capital requirements under EU Directives and regulatory oversight, supervision and reporting requirements by the SFSA.  These and other similar provisions of applicable law may limit our ability to withdrawal capital from our subsidiaries. Additionally, we have limited experience with the regulatory oversight, supervision, and reporting requirements of the SFSA.
We will incur significant transaction, integration and restructuring costs in connection with the Aktiv acquisition.
We will incur significant transaction costs related to the Aktiv acquisition. In addition, the combined business will incur integration and restructuring costs as we integrate the Aktiv businesses with our businesses. Although we expect that the realization of benefits related to the integration of the businesses may offset these costs over time, no assurances can be made that this net benefit will be achieved in the near term, or at all, which could adversely affect our financial condition and results of operations.
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
We may have exposure to additional tax liabilities as a result of the Aktiv acquisition.
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
Upon consummation of the Aktiv acquisition, Aktiv and its subsidiaries became subsidiaries of our consolidated company and will need to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board. We will need to ensure that Aktiv establishes and maintains effective disclosure controls as well as internal controls and procedures for financial reporting, and such compliance efforts may be costly and may divert the attention of management.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of Portfolio Recovery Associates, Inc.

10.1
Third Amendment, entered into as of June 5, 2014, to Credit Agreement dated as of December 19, 2012 by and among Portfolio Recovery Associates, Inc., the domestic wholly-owned subsidiaries of Portfolio Recovery Associates, Inc. as guarantors (Portfolio Recovery Associates, LLC, PRA Holding I, LLC, PRA Location Services, a Virginia general partnership, PRA Government Services, LLC, PRA Receivables Management, LLC, PRA Holding II, LLC, PRA Holding III, LLC, Miniseries, LLC, PRA Professional Services, LLC, PRA Financial Services, LLC, Claims Compensation Bureau, LLC, PRA Auto Funding, LLC, PRA Holding IV, LLC, PLS Holding I, LLC, and PLS Holding II, LLC), Bank of America, N.A. as administrative agent, swing line lender, and l/c issuer, Wells Fargo Bank, N.A. and Suntrust Bank as co-syndication agents, Embank, National Association, as documentation agent, Merrill Lynch, Pierce, Jenner & Smith Incorporated, Wells Fargo Securities, LLC, and Suntrust Robinson Humphrey, Inc. as joint lead arrangers and joint book managers, and the lenders named therein (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 6, 2014).

31.1	Section 302 Certifications of Chief Executive Officer.

31.2	Section 302 Certifications of Chief Financial and Administrative Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial and Administrative Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkable Document

101.LAB	XBRL Taxonomy Extension Label Linkable Document

101.PRE	XBRL Taxonomy Extension Presentation Linkable Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTFOLIO RECOVERY ASSOCIATES, INC.
(Registrant)

Date: August 5, 2014	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 5, 2014	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)