Form 10-Q
period 2014-09-30
PRA GROUP INC
filed 2014-11-10
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 000-50058

PRA Group, Inc.
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 6, 2014
Common Stock, $0.01 par value	50,079,501

PRA GROUP, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
CONSOLIDATED BALANCE SHEETS
September 30, 2014 and December 31, 2013
(unaudited)
(Amounts in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$70,300	$162,004
Finance receivables, net	1,913,710	1,239,191
Other receivables, net	18,217	12,359
Income taxes receivable	11,506	11,710
Net deferred tax asset	4,639	1,361
Property and equipment, net	45,969	31,541
Goodwill	594,401	103,843
Intangible assets, net	12,315	15,767
Other assets	86,372	23,456
Total assets	$2,757,429	$1,601,232
Liabilities and Equity
Liabilities:
Accounts payable	$15,352	$14,819
Accrued expenses and other liabilities	65,294	27,655
Income taxes payable	5,547	—
Accrued compensation	21,466	27,431
Net deferred tax liability	237,201	210,071
Interest-bearing deposits	27,300	—
Borrowings	1,425,409	451,780
Total liabilities	1,797,569	731,756
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, 100,000 authorized shares, 50,077 issued and outstanding shares at September 30, 2014, and 49,840 issued and outstanding shares at December 31, 2013	501	498
Additional paid-in capital	141,490	135,441
Retained earnings	859,019	729,505
Accumulated other comprehensive (loss)/income	(41,150)	4,032
Total stockholders’ equity	959,860	869,476
Total liabilities and equity	$2,757,429	$1,601,232
The accompanying notes are an integral part of these consolidated financial statements.

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
CONSOLIDATED INCOME STATEMENTS
For the three and nine months ended September 30, 2014 and 2013
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Income recognized on finance receivables, net	$224,326	$171,456	$584,814	$494,818
Fee income	12,882	26,306	43,659	55,464
Other revenue	1,765	—	1,765	—
Total revenues	238,973	197,762	630,238	550,282
Operating expenses:
Compensation and employee services	65,237	52,882	169,083	146,081
Legal collection fees	13,778	10,206	35,982	31,343
Legal collection costs	20,367	19,801	72,329	63,020
Agency fees	5,988	1,404	8,902	4,293
Outside fees and services	17,221	8,707	40,125	24,789
Communications	8,907	6,645	26,019	21,398
Rent and occupancy	3,018	1,950	7,384	5,462
Depreciation and amortization	4,949	3,753	13,107	10,653
Other operating expenses	11,311	6,549	25,068	17,665
Impairment of goodwill	—	6,397	—	6,397
Total operating expenses	150,776	118,294	397,999	331,101
Income from operations	88,197	79,468	232,239	219,181
Other income and (expense):
Interest income	—	—	2	—
Interest expense	(11,808)	(3,995)	(21,736)	(9,607)
Foreign exchange gain/(loss)	3,251	—	(2,961)	—
Income before income taxes	79,640	75,473	207,544	209,574
Provision for income taxes	28,473	26,262	78,030	78,432
Net income	$51,167	$49,211	$129,514	$131,142
Adjustment for net income attributable to redeemable noncontrolling interest	—	1,873	—	1,605
Net income attributable to PRA Group, Inc.	$51,167	$47,338	$129,514	$129,537
Net income per common share attributable to PRA Group, Inc:
Basic	$1.02	$0.94	$2.59	$2.56
Diluted	$1.01	$0.93	$2.57	$2.54
Weighted average number of shares outstanding:
Basic	50,075	50,154	50,023	50,571
Diluted	50,439	50,660	50,413	51,039
The accompanying notes are an integral part of these consolidated financial statements.

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2014 and 2013
(unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$51,167	$49,211	$129,514	$131,142
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(47,541)	4,425	(45,182)	1
Total other comprehensive (loss)/income	(47,541)	4,425	(45,182)	1
Comprehensive income	3,626	53,636	84,332	131,143
Comprehensive income attributable to noncontrolling interest	—	1,873	—	1,605
Comprehensive income attributable to PRA Group, Inc.	$3,626	$51,763	$84,332	$129,538
The accompanying notes are an integral part of these consolidated financial statements.

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2014
(unaudited)
(Amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)/Income	Equity
Balance at December 31, 2013	49,840	$498	$135,441	$729,505	$4,032	$869,476
Components of comprehensive income:
Net income attributable to PRA Group, Inc.	—	—	—	129,514	—	129,514
Foreign currency translation adjustment	—	—	—	—	(45,182)	(45,182)
Vesting of nonvested shares	237	3	(3)	—	—	—
Amortization of share-based compensation	—	—	9,456	—	—	9,456
Income tax benefit from share-based compensation	—	—	4,159	—	—	4,159
Employee stock relinquished for payment of taxes	—	—	(7,563)	—	—	(7,563)
Balance at September 30, 2014	50,077	$501	$141,490	$859,019	$(41,150)	$959,860
The accompanying notes are an integral part of these consolidated financial statements.

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2014 and 2013
(unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$129,514	$131,142
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	9,456	10,209
Depreciation and amortization	13,107	10,653
Impairment of goodwill	—	6,397
Amortization of debt discount	3,027	525
Amortization of debt fair value	(3,595)	—
Deferred tax expense	31,055	2,359
Changes in operating assets and liabilities:
Other assets	1,622	(1,147)
Other receivables	4,225	(1,497)
Accounts payable	(16,507)	2,237
Income taxes receivable/payable, net	(111)	(5,062)
Accrued expenses	11,205	8,604
Accrued compensation	(13,504)	7,660
Net cash provided by operating activities	169,494	172,080
Cash flows from investing activities:
Purchases of property and equipment	(16,513)	(9,913)
Acquisition of finance receivables, net of buybacks	(412,740)	(546,201)
Collections applied to principal on finance receivables	420,570	368,693
Business acquisitions, net of cash acquired	(851,183)	—
Net cash used in investing activities	(859,866)	(187,421)
Cash flows from financing activities:
Income tax benefit from share-based compensation	4,159	2,742
Proceeds from lines of credit	485,000	217,000
Principal payments on lines of credit	(48,500)	(344,000)
Repurchases of common stock	—	(58,511)
Cash paid for purchase of portion of noncontrolling interest	—	(1,150)
Distributions paid to noncontrolling interest	—	(51)
Principal payments on long-term debt	(7,500)	(4,109)
Proceeds from long-term debt	169,938	—
Net increase in interest-bearing deposits	51	—
Proceeds from convertible debt, net	—	279,285
Net cash provided by financing activities	603,148	91,206
Effect of exchange rate on cash	(4,480)	153
Net (decrease)/increase in cash and cash equivalents	(91,704)	76,018
Cash and cash equivalents, beginning of period	162,004	32,687
Cash and cash equivalents, end of period	$70,300	$108,705
Supplemental disclosure of cash flow information:
Cash paid for interest	$21,097	$9,333
Cash paid for income taxes	41,682	78,434
Supplemental disclosure of non-cash information:
Adjustment of the redeemable noncontrolling interest measurement amount	$—	$393
Distributions payable relating to the redeemable noncontrolling interest	—	1,237
Purchase of redeemable noncontrolling interest	—	9,162
Employee stock relinquished for payment of taxes	(7,563)	(4,103)
The accompanying notes are an integral part of these consolidated financial statements.

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Organization and Business:
Throughout this report, the terms "PRA Group," "our," "we," "us," the "Company" or similar terms refer to PRA Group, Inc. and its subsidiaries (formerly known as Portfolio Recovery Associates, Inc.).
PRA Group, Inc., a Delaware corporation, and its subsidiaries, is a financial and business service company operating in North America and Europe.  The Company’s primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. The Company also services receivables on behalf of clients, provides business tax revenue administration, audit, discovery and recovery services for state and local governments in the U.S. and provides class action claims settlement recovery services and related payment processing to corporate clients.
On July 1, 2014, the Company acquired certain operating assets from Pamplona Capital Management, LLP ("PCM").  These assets include PCM’s IVA ("Individual Voluntary Arrangement") Master Servicing Platform as well as other operating assets associated with PCM’s IVA business. The purchase price of these assets was approximately $5 million and was paid from the Company’s existing cash balances. The Company's consolidated income statements and statements of comprehensive income include the results of operations of PCM for the period from July 1, 2014 through September 30, 2014.
On July 16, 2014, the Company completed the purchase of the outstanding equity of Aktiv Kapital AS (“Aktiv”), a Norway-based company specializing in the acquisition and servicing of non-performing consumer loans throughout Europe and in Canada, for a purchase price of approximately $861.3 million, and assumed approximately $433.7 million of Aktiv’s corporate debt, resulting in an acquisition of estimated total enterprise value of $1.3 billion. The Company's consolidated income statements and statements of comprehensive income include the results of operations of Aktiv for the period from July 16, 2014 through September 30, 2014.
A publicly traded company from 1997 until early 2012 (traded on the Oslo Stock Exchange under the symbol "AIK"), Aktiv has developed a mixed in-house and outsourced collection strategy. This acquisition has provided the Company entry into thirteen new markets, providing additional geographical diversity in portfolio purchasing and collection. Aktiv maintains in-house servicing platforms in eight markets and owns portfolios in fifteen markets. Aktiv has more than 20 years of experience and data in a wide variety of consumer asset classes across an extensive geographic background. Refer to Note 12 "Business Acquisitions" for more information.
The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting” (“ASC 280”), the Company has determined that it has several operating segments that meet the aggregation criteria of ASC 280, and, therefore, it has one reportable segment, accounts receivable management, based on similarities among the operating units including the nature of the products and services, the nature of the production processes, the types or class of customer for their products and services, the methods used to distribute their products, and services and the nature of the regulatory environment.
The following table shows the amount of revenue generated for the three and nine months ended September 30, 2014 and 2013 and long-lived assets held at September 30, 2014 and 2013 for the United States, the Company's country of domicile, and outside of the United States (amounts in thousands):

	As Of And For The		As Of And For The
	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$188,134	$35,411	$194,769	$26,289
Outside the United States	50,839	10,558	2,993	1,770
Total	$238,973	$45,969	$197,762	$28,059

	As Of And For The		As Of And For The
	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$573,048	$35,411	$542,048	$26,289
Outside the United States	57,190	10,558	8,234	1,770
Total	$630,238	$45,969	$550,282	$28,059

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. GAAP for complete financial statements.  In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of September 30, 2014, its consolidated income statements and statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013, its consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2014, and its consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013. The consolidated income statements of the Company for the three and nine months ended September 30, 2014 may not be indicative of future results.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K, filed on February 28, 2014.

2.	Finance Receivables, net:
Changes in finance receivables, net for the three and nine months ended September 30, 2014 and 2013 were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$1,219,595	$1,236,859	$1,239,191	$1,078,951
Acquisitions of finance receivables (1)	894,779	138,854	1,146,947	546,201
Foreign currency translation adjustment	(52,247)	1,304	(51,858)	363
Cash collections	(372,743)	(291,651)	(1,005,384)	(863,511)
Income recognized on finance receivables, net	224,326	171,456	584,814	494,818
Cash collections applied to principal	(148,417)	(120,195)	(420,570)	(368,693)
Balance at end of period	$1,913,710	$1,256,822	$1,913,710	$1,256,822
(1) Acquisitions of finance receivables are net of buybacks and include certain capitalized acquisition related costs. It also includes the acquisition date finance receivable portfolio that was acquired in connection with the Aktiv acquisition. Refer to Note 12 "Business Acquisitions" for more information.
At the time of acquisition, the life of each pool is generally estimated to be between 80 and 120 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. At September 30, 2014, the weighted average remaining life of the Company's pools is estimated to be approximately 97 months. Based upon current projections, cash collections applied to principal on finance receivables as of September 30, 2014 are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

September 30, 2015	$537,091
September 30, 2016	432,202
September 30, 2017	342,063
September 30, 2018	249,614
September 30, 2019	146,023
September 30, 2020	93,697
September 30, 2021	87,561
September 30, 2022	25,459
$1,913,710

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At September 30, 2014, the estimated remaining collections (“ERC”) on the receivables purchased in the three and nine months ended September 30, 2014, were $1.86 billion and $2.25 billion, respectively. At September 30, 2014, the ERC on the receivables purchased in the three and nine months ended September 30, 2013, were $184.2 million and $676.0 million, respectively. At September 30, 2014, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $21.1 million; at December 31, 2013, the amount was $26.1 million.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three and nine months ended September 30, 2014 and 2013 were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$1,481,826	$1,400,906	$1,430,067	$1,239,674
Income recognized on finance receivables, net	(224,326)	(171,456)	(584,814)	(494,818)
Additions (1)	1,172,796	122,976	1,377,416	472,666
Net reclassifications from nonaccretable difference	84,074	63,031	290,431	201,823
Foreign currency translation adjustment	(59,040)	509	(57,770)	(3,379)
Balance at end of period	$2,455,330	$1,415,966	$2,455,330	$1,415,966
(1) Additions include the acquisition date accretable yield that was acquired in connection with the Aktiv acquisition. Refer to Note 12 "Business Acquisitions" for more information.
A valuation allowance is recorded for significant decreases in expected cash flows or a change in the expected timing of cash flows that would otherwise require a reduction in the stated yield on a pool of accounts. In any given period, the Company may be required to record valuation allowances due to pools of receivables underperforming previous expectations. Factors that may contribute to the recording of valuation allowances include both external and internal factors. External factors that may have an impact on the collectability, and subsequently on the overall profitability of purchased pools of defaulted consumer receivables, would include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors that may have an impact on the collectability, and subsequently the overall profitability of purchased pools of defaulted consumer receivables, would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relate to the collection and movement of accounts on both the collection floor of the Company and external channels), and decreases in productivity related to turnover and tenure of the Company’s collection staff. The following is a summary of activity within the Company’s valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$86,849	$94,111	$91,101	$93,123
Allowance charges	2,992	1,500	5,765	7,060
Reversal of previous recorded allowance charges	(4,690)	(4,081)	(11,715)	(8,653)
Net allowance reversals	(1,698)	(2,581)	(5,950)	(1,593)
Ending balance	$85,151	$91,530	$85,151	$91,530

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	September 30, 2014	December 31, 2013
Domestic revolving credit	$436,500	$—
Domestic term loan	187,500	195,000
Seller note payable	169,938	—
Aktiv revolving credit	239,680	—
Aktiv term loan	79,712	—
Aktiv multicurrency term loan bridge facility	22,833	—
Aktiv subordinated loan	29,439	—
Convertible senior notes	287,500	287,500
Less: Debt discount	(27,693)	(30,720)
Total	$1,425,409	$451,780
Domestic Revolving Credit and Term Loan
On December 19, 2012, the Company entered into a credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). The credit facility contained an accordion loan feature that allowed the Company to request an increase of up to $214.5 million in the amount available for borrowing under the facility, whether from existing or new lenders, subject to terms of the Credit Agreement. The Credit Agreement was amended and modified during 2013. On April 1, 2014, the Company entered into a Lender Joinder Agreement and Lender Commitment Agreement (collectively, the “Commitment Increase Agreements”) to exercise the accordion feature.  The Commitment Increase Agreements expanded the maximum amount of revolving credit availability under the Credit Agreement by $214.5 million, by elevating the revolving credit commitments of certain lenders and added three new lenders to the Credit Agreement. Giving effect to the $214.5 million increase in the amount of revolving credit availability pursuant to the Commitment Increase Agreements, the total credit facility under the Credit Agreement now includes an aggregate principal amount of $837.5 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $187.5 million term loan, (ii) a $630 million domestic revolving credit facility, of which $193.5 million is available to be drawn, and (iii) a $20 million multi-currency revolving credit facility, of which $20 million is available to be drawn. The facilities all mature on December 19, 2017. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. The Company’s revolving credit facility includes a $20 million swingline loan sublimit, a $20 million letter of credit sublimit and a $20 million alternative currency equivalent sublimit.
Effective June 5, 2014, the Company entered into a Third Amendment to the Credit Agreement to amend a provision of the Credit Agreement to increase a basket for permitted indebtedness for the issuance of senior, unsecured convertible notes or other unsecured financings from an aggregate amount not to exceed $300 million to an aggregate amount not to exceed $500 million (without respect to the Company’s 3.00% Convertible Senior Notes due 2020).
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

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The Company's borrowings on this credit facility at September 30, 2014 consisted of $187.5 million outstanding on the term loan with an annual interest rate as of September 30, 2014 of 2.65% and $436.5 million outstanding in 30-day Eurodollar rate loans on the revolving facility with a weighted average interest rate of 2.65%. At December 31, 2013, the Company's borrowings on this credit facility consisted of $195.0 million outstanding on the term loan with an annual interest rate as of December 31, 2013 of 2.67%.
Seller Note Payable
In conjunction with the closing of the Aktiv business acquisition on July 16, 2014, the Company entered into a $169.9 million promissory note (the "Seller Note") with an affiliate of the seller. The Seller Note bears interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 3.75% and matures on July 16, 2015. The quarterly interest due can be paid or rolled into the Seller Note balance at the Company's option. On September 30, 2014, the Company paid the first quarterly interest payment that was due of $1.4 million. At September 30, 2014, the balance due on the Seller Note was $169.9 million with an annual interest rate of 3.99%.
Aktiv Revolving Credit
On May 4, 2012, Aktiv entered into a credit agreement with DNB Bank ASA for a Revolving Credit Facility (“the Aktiv Revolving Credit Agreement”). Under the terms of the Aktiv Revolving Credit Agreement the credit facility included an aggregate amount of up to NOK 1,500,000,000 (approximately $232 million), including an option of NOK 500,000,000 (approximately $77 million). The Aktiv revolving credit facility accrued interest at the Interbank Offered Rate ("IBOR") plus 3.00%, beared an unused fee of 1.2% per annum, payable monthly in arrears, and matured on October 28, 2014. At maturity, any outstanding balances owed on this facility were automatically transferred to the Multicurrency Revolving Credit Facility Agreement as described in Note 14 "Subsequent Event."
At September 30, 2014, the balance on the Aktiv revolving credit facility was $239.7 million, with an annual interest rate of 3.53%. Due to fluctuations in foreign exchange rates, Aktiv's borrowings under this facility exceeded the facility limit. Aktiv requested and received a waiver from the lender which allowed them to be in excess of the limit until the facility matured on October 28, 2014.
Aktiv Term Loan

On March 29, 2011, Aktiv entered into a credit agreement with DNB Bank ASA for a Term Loan Facility (“the Aktiv Term Loan Credit Agreement”). Under the terms of the Aktiv Term Loan Credit Agreement, the credit facility included an aggregate amount of NOK 2,000,000,000 (approximately $310 million) in four different currencies. The Aktiv term loan credit facility accrued interest at the IBOR plus 2.25% - 2.75% (as determined by the Borrowing Base Ratio as defined in the Aktiv Term Loan Credit Agreement), and matured on October 28, 2014. At maturity, any outstanding balances owed on this facility were automatically transferred to the Multicurrency Revolving Credit Facility Agreement as described in Note 14 "Subsequent Event."

At September 30, 2014, the balance on the Aktiv term loan credit facility was $79.7 million, with an annual interest rate of 2.66%.

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Aktiv Multicurrency Term Loan Bridge Facility
On June 24, 2014, Aktiv entered into a credit agreement with DNB Bank ASA for a Multicurrency Term Loan Bridge Facility (“the Aktiv Bridge Loan Credit Agreement”). Under the terms of the Aktiv Bridge Loan Credit Agreement the credit facility included an aggregate amount of NOK 350,000,000 (approximately $54 million). The Aktiv bridge loan credit facility accrued interest at the IBOR plus 4%, beared an unused line fee of 0.35% per annum, payable quarterly in arrears, is subordinated to the Aktiv revolving and term loan credit facilities, and matured on October 28, 2014. At maturity, any outstanding balances owed on this facility were automatically transferred to the Multicurrency Revolving Credit Facility Agreement as described in Note 14 "Subsequent Event."

At September 30, 2014, the balance on the Aktiv bridge loan credit facility was $22.8 million, with an annual interest rate of 4.22%.
The Aktiv Revolving Credit Agreement, the Aktiv Term Loan Agreement and the Aktiv Multicurrency Term Loan Bridge Agreement are all secured by i) the shares of most of the subsidiaries of Aktiv ii) all intercompany loans to its subsidiaries and iii) most of the portfolios held by its various subsidiaries. They also contain restrictive covenants and events of default including the following:

•	borrowing base may not exceed 65% of portfolio book value for portfolios leveraged under the Aktiv Revolving Credit Facility

•	borrowing base may not exceed 50% of portfolio book value for portfolios leveraged under the Aktiv Term Loan Facility

•	the debt service-coverage ratio (as defined in the Aktiv Revolving and Term Loan Credit Agreements) must exceed 1.1 to 1.0 as of the end of any fiscal quarter;

•	the leverage ratio (as defined in the Aktiv Revolving and Term Loan Credit Agreements) cannot exceed 3.5 to 1.0 as of the end of any fiscal quarter;

•	interest bearing deposits in AK Nordic AB cannot exceed SEK 200,000,000 (approximately $28 million);

•	cash collections must exceed 100% of Aktiv's IFRS forecast.
Aktiv Subordinated Loan
On December 16, 2011, Aktiv entered into a subordinated loan agreement with Metrogas Holding Inc., an affiliate with Geveran Trading Co. Ltd. Under the terms of the subordinated loan agreement (the “Commitment”), Aktiv is able to drawdown a commitment in the aggregate amount of up to NOK 200,000,000 (approximately $31 million) for a period of 90 days from the date of the agreement (the “Availability Period”). Aktiv may draw all or a part of the Commitment in the Availability Period, and may utilize the Commitment in up to three drawdowns. The Commitment bears interest at LIBOR plus 3.75%. The maturity date is January 16, 2016. The Commitment does not contain any covenants.

As of September 30, 2014, the balance on the Aktiv subordinated loan was $29.4 million, with an annual interest rate of 3.99%.

Convertible Senior Notes
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of the Company’s 3.00% Convertible Senior Notes due 2020 (the “Notes”). The Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "Indenture") between the Company and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are senior unsecured obligations of the Company. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year. Prior to February 1, 2020, the Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the Notes will be convertible at any time. Upon conversion, the Notes may be settled, at the Company’s option, in cash, shares of the Company’s common stock, or any combination thereof. Holders of the Notes have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may, under certain circumstances, be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. The conversion rate for the Notes is initially 15.2172 shares per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $65.72 per share of the Company’s common stock, and is subject to adjustment in certain

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

circumstances pursuant to the Indenture. The Company does not have the right to redeem the Notes prior to maturity. As of September 30, 2014, none of the conditions allowing holders of the Notes to convert their Notes had occurred.
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
The balances of the liability and equity components of all of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	September 30, 2014	December 31, 2013
Liability component - principal amount	$287,500	$287,500
Unamortized debt discount	(27,693)	(30,720)
Liability component - net carrying amount	259,807	256,780
Equity component	$31,306	$31,306
The debt discount is being amortized into interest expense over the remaining life of the Notes using the effective interest rate, which is 4.92%.
Interest expense related to the Notes was as follows for the periods indicated (amounts in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Interest expense - stated coupon rate	$2,156	$1,150	$6,469	$1,150
Interest expense - amortization of debt discount	1,023	525	3,027	525
Total interest expense - convertible notes	$3,179	$1,675	$9,496	$1,675
The Company was in compliance with all covenants under its financing arrangements as of December 31, 2013. As of September 30, 2014, the Company was in compliance with all covenants under its financing arrangements with the exception of certain of the Aktiv credit agreements, for which the Company requested and received waivers as described above under the caption, Aktiv Revolving Credit, and in Note 14, "Subsequent Event."

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following principal payments are due on the Company's borrowings as of September 30, 2014 for the twelve month periods ending (amounts in thousands):

September 30, 2015	$555,352
September 30, 2016	18,750
September 30, 2017	35,000
September 30, 2018	556,500
September 30, 2019	—
Thereafter	287,500
Total	$1,453,102

4.	Property and Equipment, net:
Property and equipment, at cost, consisted of the following as of the dates indicated (amounts in thousands):

	September 30, 2014	December 31, 2013
Software	$52,377	$34,108
Computer equipment	21,365	17,072
Furniture and fixtures	10,937	8,616
Equipment	13,606	10,351
Leasehold improvements	13,497	11,147
Building and improvements	7,044	7,026
Land	1,269	1,269
Accumulated depreciation and amortization	(74,126)	(58,048)
Property and equipment, net	$45,969	$31,541
Depreciation and amortization expense relating to property and equipment for the three and nine months ended September 30, 2014, was $3.6 million and $9.5 million, respectively. Depreciation and amortization expense relating to property and equipment for the three and nine months ended September 30, 2013, was $2.6 million and $7.1 million, respectively.
The Company, in accordance with the guidance of FASB ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful lives of three to seven years on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of September 30, 2014 and December 31, 2013, the Company incurred and capitalized approximately $12.5 million and $10.3 million, respectively, of these direct payroll costs and external direct costs related to software developed for internal use. Of these costs, at September 30, 2014 and December 31, 2013, approximately $2.1 million and $1.7 million, respectively, were for projects that were in the development stage and, therefore are a component of “Other Assets.” Once the projects are completed, the costs are transferred to Software and amortized over their estimated useful lives. Amortization expense relating to these projects for the three and nine months ended September 30, 2014, was approximately $0.5 million and $1.4 million, respectively.  Amortization expense relating to these projects for the three and nine months ended September 30, 2013, was approximately $0.4 million and $1.1 million, respectively. The remaining unamortized costs relating to internally developed software at September 30, 2014 and December 31, 2013 were approximately $4.9 million and $4.4 million, respectively.

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	Goodwill and Intangible Assets, net:
In connection with the Company’s business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets purchased included client and customer relationships, non-compete agreements, trademarks and goodwill. Pursuant to ASC 350, goodwill is not amortized but rather is reviewed at least annually for impairment. The Company underwent its annual review of goodwill on October 1, 2013. Based upon the results of this review, no impairment charges to goodwill or other intangible assets were necessary. The Company believes that no events have occurred or circumstances have changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount since the review was performed, and thereby necessitate further evaluation of goodwill or other intangible assets. The Company expects to perform its next annual goodwill review during the fourth quarter of 2014.
At September 30, 2014 and December 31, 2013, the carrying value of goodwill was $594.4 million and $103.8 million, respectively. The following table represents the changes in goodwill for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$105,122	$106,953	$103,843	$109,488
Acquisition of Aktiv and PCM	512,049	—	512,049	—
Impairment of goodwill	—	(6,397)	—	(6,397)
Foreign currency translation adjustment	(22,770)	2,335	(21,491)	(200)
Balance at end of period	$594,401	$102,891	$594,401	$102,891
Goodwill recognized from the acquisitions of Aktiv and PCM represents, among other things, a significant dataset, portfolio modeling, an established workforce, the future economic benefits arising from expected synergies and expanded geographical diversity. The acquired goodwill is not deductible for U.S. income tax purposes. Refer to Note 12 "Business Acquisitions" for more information.
Intangible assets, excluding goodwill, consisted of the following at September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014		December 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Client and customer relationships	$35,683	$24,346	$40,870	$26,581
Non-compete agreements	627	546	3,880	3,723
Trademarks	3,474	2,577	3,491	2,170
Total	$39,784	$27,469	$48,241	$32,474
In accordance with ASC 350, the Company amortizes intangible assets over their estimated useful lives. Total intangible asset amortization expense for the three and nine months ended September 30, 2014 was $1.3 million and $3.5 million, respectively. Total intangible asset amortization expense for the three and nine months ended September 30, 2013 was $1.2 million and $3.5 million, respectively. The Company reviews these intangible assets for possible impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount and thereby necessitate further evaluation of these intangible assets.

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	Share-Based Compensation:
The Company has an Omnibus Incentive Plan to assist the Company in attracting and retaining selected individuals to serve as employees and directors, who are expected to contribute to the Company's success and to achieve long-term objectives that will benefit stockholders of the Company. The 2013 Omnibus Incentive Plan (the “Plan”) was approved by the Company's stockholders at the 2013 Annual Meeting of Stockholders.  The Plan enables the Company to award shares of the Company's common stock to select employees and directors, not to exceed 5,400,000 shares, as described in and authorized by the Plan. The Plan replaced the 2010 Stock Plan.
As of September 30, 2014, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive ("LTI") Program) is estimated to be $11.7 million with a weighted average remaining life for all nonvested shares of 1.9 years (not including nonvested shares granted under the LTI program).
Total share-based compensation expense was $4.0 million and $9.5 million for the three and nine months ended September 30, 2014, respectively. Total share-based compensation expense was $3.5 million and $10.2 million for the three and nine months ended September 30, 2013, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense (windfall tax benefits) recognized under the provisions of ASC Topic 718 "Compensation-Stock Compensation" ("ASC 718") are credited to additional paid-in capital in the Company's Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $0.3 million and $7.9 million for the three and nine months ended September 30, 2014, respectively. The total tax benefit realized from share-based compensation was approximately $0.1 million and $5.0 million for the three and nine months ended September 30, 2013, respectively.
Nonvested Shares
With the exception of the awards made pursuant to the LTI program and a few employee and director grants, the nonvested shares vest ratably over three to five years and are expensed over their vesting period.
The following summarizes all nonvested share transactions, excluding those related to the LTI program, from December 31, 2012 through September 30, 2014 (share amounts in thousands):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2012	288	$20.84
Granted	110	37.31
Vested	(143)	19.75
Cancelled	(29)	20.57
December 31, 2013	226	29.58
Granted	212	56.07
Vested	(112)	29.33
Cancelled	(2)	24.76
September 30, 2014	324	$47.03
The total grant date fair value of shares vested during the three and nine months ended September 30, 2014, was $0.2 million and $3.3 million, respectively. The total grant date fair value of shares vested during the three and nine months ended September 30, 2013, was $0.2 million and $2.7 million, respectively.
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company. The following summarizes all LTI program share transactions from December 31, 2012 through September 30, 2014 (share amounts in thousands):

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2012	497	$21.71
Granted at target level	124	34.59
Adjustments for actual performance	108	17.91
Vested	(279)	19.10
Cancelled	(16)	25.01
December 31, 2013	434	25.79
Granted at target level	111	49.6
Adjustments for actual performance	95	25.17
Vested	(225)	25.17
September 30, 2014	415	$32.35
The total grant date fair value of shares vested during the three and nine months ended September 30, 2014, was $0.0 million and $5.7 million, respectively. The total grant date fair value of shares vested during the three and nine months ended September 30, 2013, was $0.0 million and $2.6 million, respectively.
At September 30, 2014, total future compensation costs, assuming the current estimated performance levels are achieved, related to nonvested share awards granted under the LTI program are estimated to be approximately $7.1 million. The Company assumed a 7.5% forfeiture rate for these grants and the remaining shares have a weighted average life of 1.0 year at September 30, 2014.

7.	Income Taxes:
The Company follows the guidance of FASB ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The income tax expense recognized for the three and nine months ended September 30, 2014 and 2013 is comprised of the following (amounts in thousands):

	Three Months Ended September 30,
	2014				2013
	Federal	State	Foreign	Total	Federal	State	Foreign	Total
Current tax expense	$9,355	$1,659	$1,025	$12,039	$22,612	$3,329	$454	$26,395
Deferred tax expense/(benefit)	10,853	337	5,244	16,434	3,707	(2,769)	(1,071)	(133)
Total income tax expense/(benefit)	$20,208	$1,996	$6,269	$28,473	$26,319	$560	$(617)	$26,262

	Nine Months Ended September 30,
	2014				2013
	Federal	State	Foreign	Total	Federal	State	Foreign	Total
Current tax expense/(benefit)	$38,279	$7,002	$375	$45,656	$64,591	$11,755	$(269)	$76,077
Deferred tax expense/(benefit)	23,446	3,684	5,244	32,374	5,264	(2,018)	(891)	2,355
Total income tax expense/(benefit)	$61,725	$10,686	$5,619	$78,030	$69,855	$9,737	$(1,160)	$78,432

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company has recognized a net deferred tax liability of $232.6 million and $208.7 million as of September 30, 2014 and December 31, 2013, respectively. The components of the net deferred tax liability are as follows (amounts in thousands):

	September 30, 2014	December 31, 2013
Deferred tax assets:
Employee compensation	$8,075	$9,365
Allowance for doubtful accounts	332	236
State tax credit carryforward	879	879
Net operating loss carryforward - International	70,938	—
Other	4,900	240
Accrued liabilities	4,643	4,642
Guaranteed payments	—	890
Intangible assets and goodwill	183	930
Depreciation expense	590
Leases	840	531
Acquisition costs	384	687
Total deferred tax assets	91,764	18,400

Deferred tax liabilities:
Depreciation expense	4,888	4,250
Prepaid expenses	1,392	1,604
Convertible debt	10,731	11,931
Other	339	—
Finance receivable revenue recognition - International	38,375	—
Use of cost recovery for income tax purposes - U.S.	234,985	209,325
Total deferred tax liability	290,710	227,110
Valuation allowance	33,616	—
Net deferred tax liability	$232,562	$208,710
A reconciliation of the Company’s expected tax expense at the statutory federal tax rate to actual tax expense for the three and nine months ended September, 2014 and 2013 is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected tax expense at statutory federal rates	$27,874	$26,415	$72,641	$73,351
State tax expense, net of federal tax benefit	2,139	2,412	7,217	8,138
Other	(1,540)	(2,565)	(1,828)	(3,057)
Total income tax expense	$28,473	$26,262	$78,030	$78,432
For tax purposes, the Company utilizes the cost recovery method of accounting. Under the cost recovery method, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any taxable income is recognized.  The Internal Revenue Service ("IRS") examined the Company's 2005 tax return and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2005 through 2007. The IRS has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its position, and believes cost recovery to be an acceptable tax revenue recognition method for companies in the bad debt purchasing industry.  On April 22, 2009, the Company filed a formal protest of the IRS’s assessment. On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2005 through 2007.  The Company subsequently filed a petition in the United States Tax Court.   If the Company is unsuccessful in the United States Tax Court, it can appeal to

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the federal Circuit Court of Appeals. On June 30, 2011, the Company was notified by the IRS that the audit period will be expanded to include the tax years ended December 31, 2008 and 2009.  On July 7, 2014, the Company received a Notice of Deficiency for tax years ended December 31, 2008 through 2012.  The proposed deficiencies relate to the cost recovery method of tax accounting. In response to this notice, the company filed a petition in the United States Tax Court on October 3, 2014.
ASC 740 requires the recognition of interest if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties if a tax position does not meet the minimum statutory threshold to avoid payment of penalties.  The Company believes it has sufficient support for the technical merits of its position and that it is more likely than not this position will be sustained. Accordingly, the Company has not accrued for interest or penalties on any of its tax positions, including the cost recovery matter.
If the Company is unsuccessful in the United States Tax Court and any potential appeals to the federal Circuit Court of Appeals, it may be required to pay interest. In accordance with the Internal Revenue Code, underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points. An additional two percentage points applies to large corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code.  The Company files taxes in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. The Company's estimate of the potential federal and state interest is $75.0 million as of September 30, 2014. Payment of the assessed taxes and interest could have an adverse effect on the Company’s financial condition, be material to the Company’s results of operations, and possibly require additional financing from other sources.
At September 30, 2014, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2005 through 2012 tax years are suspended until a decision of the Tax Court becomes final.

The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. A valuation allowance for deferred tax assets was not recorded at December 31, 2013 since management believed it was more likely than not that the deferred tax assets would be realized. A valuation allowance has been recorded at September 30, 2014 because as part of the acquisition of Aktiv Kapital, the Company acquired a deferred tax asset of approximately $33.6 million related to tax losses in Norway which the Company believes does not meet the more likely than not requirement for realization. Because the valuation allowance was recorded in relation to the purchase accounting process, there is no impact to the current quarter earnings. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made.

There were no repatriations of unremitted earnings during the three or nine months ended September 30, 2014. The Company intends for predominantly all foreign earnings to be indefinitely reinvested in its foreign operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these permanently reinvested earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.

8.	Earnings per Share:
Basic earnings per share (“EPS”) are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $65.72, which did not occur during the period from which the Notes were issued on August 13, 2013 through September 30, 2014. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be realized upon assumed exercise.

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables reconcile the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2014			2013
	Net Income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$51,167	50,075	$1.02	$47,338	50,154	$0.94
Dilutive effect of nonvested share awards		364			506
Diluted EPS	$51,167	50,439	$1.01	$47,338	50,660	$0.93

	For the Nine Months Ended September 30,
	2014			2013
	Net Income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$129,514	50,023	$2.59	$129,537	50,571	$2.56
Dilutive effect of nonvested share awards		390			468
Diluted EPS	$129,514	50,413	$2.57	$129,537	51,039	$2.54
There were no antidilutive options outstanding for the three or nine months ended September 30, 2014 and 2013.

9.	Commitments and Contingencies:
Employment Agreements:
The Company has employment agreements, most of which expire on December 31, 2014, with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as bonuses that are based on the attainment of specific management goals. At September 30, 2014, the estimated future compensation under these agreements is approximately $5.2 million. The agreements also contain confidentiality and non-compete provisions.  Outside the U.S., employment agreements are in place with employees pursuant to local country regulations.  Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $5.2 million total above.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at September 30, 2014 total approximately $39.8 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at September 30, 2014 is approximately $622.9 million.
Contingent Purchase Price:
The asset purchase agreement entered into in connection with the acquisition of certain finance receivables and certain operating assets of National Capital Management, LLC ("NCM") in 2012, includes an earn-out provision whereby the sellers are able to earn additional cash consideration for achieving certain cash collection thresholds over a five year period. The maximum amount of earn-out during the period is $15.0 million. The Company paid the year one earn-out during December 2013 in the amount of $6.2 million. As of September 30, 2014, the Company has recorded a present value amount for the expected remaining liability of $4.6 million.

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Excluding the matters described below and other putative class action suits that the Company believes are not material, the high end of the range of potential litigation losses in excess of the amount accrued is estimated by management to be less than $1,000,000 as of September 30, 2014.  Notwithstanding our attempt to estimate a range of possible losses in excess of the amount accrued based on current information, actual future losses may exceed both the Company's accrual and the range of potential litigation losses disclosed above.

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

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On May 20, 2014, the Court stayed this litigation until such time as the United States Federal Communications Commission has ruled on various petitions concerning the TCPA.

Internal Revenue Service Audit

The Internal Revenue Service ("IRS") examined the Company's 2005 tax return and on March 19, 2009 issued Form 4549-A, Income Tax Examination Changes, for tax years ended December 31, 2005 through 2007. The IRS has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its position, and believes cost recovery to be an acceptable tax revenue recognition method for companies in the bad debt purchasing industry.  On April 22, 2009, the Company filed a formal protest of the IRS’s assessment   On August 26, 2011, the IRS issued a Notice of Deficiency for the tax years ended December 31, 2005 through 2007.  The Company subsequently filed a petition in the United States Tax Court.    If the Company is unsuccessful in the United States Tax Court, it can appeal to the federal Circuit Court of Appeals. On June 30, 2011, the Company was notified by the IRS that the audit period will be expanded to include the tax years ended December 31, 2008 and 2009.  On July 7, 2014, the Company received a Notice of Deficiency for tax years ended December 31, 2008 through 2012.  The proposed deficiencies relate to the cost recovery method of tax accounting. In response to this notice, the company filed a petition in the United States Tax Court on October 3, 2014.  Refer to Note 7 “Income Taxes” for additional information.

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

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Financial Instruments Not Required To Be Carried at Fair Value
In accordance with the disclosure requirements of FASB ASC Topic 825, “Financial Instruments” (“ASC 825”), the table below summarizes fair value estimates for the Company’s financial instruments. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts in the table are recorded in the consolidated balance sheets at September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$70,300	$70,300	$162,004	$162,004
Finance receivables, net	1,913,710	2,362,165	1,239,191	1,722,100
Financial liabilities:
Revolving lines of credit	676,180	676,180	—	—
Term loans	290,045	290,045	195,000	195,000
Notes and loans payable	199,377	199,377	—	—
Interest-bearing deposits	27,300	27,300	—	—
Convertible debt	259,807	315,859	256,780	316,857
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
Revolving lines of credit: The carrying amount approximates fair value due to the short-term nature of the interest rate periods and the observable quoted prices for similar instruments in active markets. Accordingly, the Company uses level 2 inputs for its fair value estimates.
Term loans: The carrying amount approximates fair value due to the short-term nature of the interest rate periods and the observable quoted prices for similar instruments in active markets. Accordingly, the Company uses level 2 inputs for its fair value estimates.
Notes and loans payable: The carrying amount approximates fair value due to the short-term nature of the loan terms and the observable quoted prices for similar instruments in active markets. Accordingly, the Company uses level 2 inputs for its fair value estimates.
Interest-bearing deposits: The carrying amount approximates fair value due to the short-term nature of the deposits and the observable quoted prices for similar instruments in active markets. Accordingly, the Company uses level 2 inputs for its fair value estimates.
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

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at September 30, 2014 (amounts in thousands):

	Fair Value Measurements as of September 30, 214
	Level 1	Level 2	Level 3	Total
Assets:
Investments (recorded in other assets)	$—	$—	$61,951	$61,951
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	$—	$2,836	$—	$2,836
Investments: The Company's investments are carried at fair value which is determined by using models for valuing similar assets. The Company’s fair value estimates use level 3 inputs as there is little observable market data available.
Interest rate swap contracts: The interest rate swap contracts are carried at fair value which is determined by using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves and other factors. Accordingly, the Company uses level 2 inputs for its fair value estimates.
There were no assets or liabilities measured at fair value on a recurring basis in the accompanying consolidated balance sheet at December 31, 2013.

11.	Recent Accounting Pronouncements:
In March 2013, FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," ("ASU 2013-05") which defines the treatment of the release of cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and prior periods should not be adjusted. The Company adopted ASU 2013-05 in the first quarter of 2014, and it had no material impact on the Company's Consolidated Financial Statements.

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

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation awards.

The Company does not expect that any other recently issued accounting pronouncements will have a material effect on its financial statements.

12.	Business Acquisitions:

Aktiv Kapital, A.S. Acquisition

On July 16, 2014, the Company completed the purchase of the outstanding equity of Aktiv, for a purchase price of approximately $861.3 million, and assumed approximately $433.7 million of Aktiv’s corporate debt, resulting in an acquisition of estimated total enterprise value of $1.3 billion. The Company financed the transaction with cash of $206.4 million, $169.9 million in financing from an affiliate of the seller (which bears interest at a variable rate equal to LIBOR plus 3.75% per annum and matures on July 16, 2015), and $485.0 million from the Company’s domestic, revolving credit facility.

The Company incurred transaction costs of approximately $5.9 million and $14.3 million during the three and nine months ended September 30, 2014, respectively. Additionally, the Company recorded a foreign currency transaction loss as a result of entering into foreign currency exchange rate forward contracts during the second quarter of 2014 to acquire 518 million Euros in anticipation of closing the acquisition of Aktiv.  As a result of the strengthening U.S. dollar relative to the Euro, the Company incurred losses of $2.0 million and $8.2 million on the forward contracts during the three and nine months ended September 30, 2014, respectively.

The Company accounted for this purchase in accordance with ASC Topic 805, “Business Combinations.” Under this guidance, an entity is required to recognize the assets acquired, liabilities assumed and the consideration given at their fair value on the acquisition date. The following tables summarize the fair value of the consideration given for Aktiv, as well as the fair value of the assets acquired and liabilities assumed as of the July 16, 2014 acquisition date.

Recognized amounts of identifiable assets and liabilities are as follows (amounts in thousands):

Purchase price	$861,331
Cash	(15,624)
Other receivables, net	(10,087)
Finance receivables, net	(727,688)
Property and equipment, net	(7,715)
Net deferred tax asset	(33,426)
Other assets	(64,626)
Accounts payable	15,862
Accrued expenses	27,714
Income tax payable	5,859
Net deferred tax liability	21,967
Borrowings	404,823
Interest bearing deposits	28,858
Goodwill	$507,248

The Company has recorded provisional amounts for the assets acquired and liabilities assumed in its consolidated financial statements and will adjust the allocations relative to the fair value of the assets and liabilities, as necessary, during the remainder of the one-year measurement period.

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Aktiv Results

The Company's results for the third quarter and first nine months of 2014 include the operations of Aktiv from the acquisition date of July 16, 2014 through September 30, 2014.

The table below presents the estimated impact of the Aktiv acquisition on our revenue and income from continuing operations, net of tax for the third quarter and first nine months of 2014. The table also includes condensed pro forma information on our combined results of operations as they may have appeared assuming the Aktiv acquisition had been completed on January 1, 2013. These amounts include certain corporate expenses, transaction costs or merger related expenses that resulted from the acquisition and are therefore not representative of the actual results of the operations of these businesses on a stand-alone basis. As we continue to integrate this business into our existing operations over the remainder of the year, it may become impracticable to separately identify and to estimate these operating results.

Included in the combined pro forma results are adjustments to reflect the impact of certain purchase accounting adjustments, including adjustments to Income recognized on finance receivables, net, Outside fees and services, Depreciation and amortization, and Interest expense.

The pro forma condensed combined financial information is presented for illustrative purposes only and does not indicate the actual combined financial results had the closing of the Aktiv acquisition been completed on January 1, 2013 nor does it reflect the benefits obtained through the integration of business operations realized since acquisition. Furthermore, the information is not indicative of the results of operations in future periods. The pro forma condensed combined financial information does not reflect the impact of possible business model changes nor does it consider any potential impacts of market conditions, expense efficiencies or other factors.

	Aktiv Impact	Combined Pro Forma Results
	From July 16, 2014 through September 30, 2014	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands)		2014	2013	2014	2013
Revenue	$47,605	$250,407	$256,665	$769,503	$724,084
Net Income attributable to PRA Group, Inc.	17,085	49,377	86,207	172,956	201,590

Pamplona Capital Management, LLP Acquisition

On July 1, 2014, the Company acquired certain operating assets from PCM.  These assets include PCM’s IVA Master Servicing Platform as well as other operating assets associated with PCM’s IVA business.  The purchase price of these assets was approximately $5 million and was paid from the Company’s existing cash balances. Due to immateriality, no effect of this acquisition is included in the pro forma results and adjustments described above.

13.	Derivatives:

The Company’s activities are subject to various financial risks including market risk, currency and interest rate risk, credit risk, liquidity risk and cash flow risk. The Company’s overall financial risk management program focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on the Company’s financial performance. The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable-rate debt and their impact on earnings and cash flows. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the swap counterparty to assess the counterparty’s ability to honor its obligation.  Counterparty default would expose the Company to fluctuations in variable interest rates. Based on the guidance of FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the Company records derivative financial instruments at fair value on the consolidated balance sheet.

The financing of portfolio investments is generally drawn in the same currencies as the underlying expected future cash flow from the portfolios. The interest rate risk related to the loan is reduced through the use of a combination of interest rate swaps in

PRA GROUP, INC.
(Formerly known as Portfolio Recovery Associates, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CAD, EUR, GBP, SEK and NOK. At September 30, 2014, approximately 75% of the net borrowing was hedged, reducing the related interest rate risk.

The Company’s financial derivative instruments are not designated as hedging instruments under ASC 815 and therefore the gain or loss on such hedge and the change in fair value of the derivative is recorded in interest (income)/expense in its consolidated financial statements. During both the three and nine months ended September 30, 2014, the Company recorded $0.7 million in interest (income)/expense in its consolidated income statements. There were no derivatives outstanding during the three or nine months ended September 30, 2013.

The following table sets forth the fair value amounts of the derivative instruments held by the Company as of the dates indicated (amounts in thousands):

	September 30, 2014
Derivatives not designated as hedging instruments under ASC 815	Asset Derivatives	Liability Derivatives
Interest rate swap contracts	$—	$2,836
Liability derivatives are recorded in accrued expenses in the accompanying consolidated balance sheets.

14.	Subsequent Event:

On October 23, 2014, the Company entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (“the Multicurrency Revolving Credit Facility Agreement”).  Under the terms of the Multicurrency Revolving Credit Facility Agreement, the credit facility includes an aggregate amount of $500,000,000, accrues interest at the IBOR plus 2.50-3.00% (as determined by the ERC Ratio as defined in the Multicurrency Revolving Credit Facility Agreement), bears an unused line fee of 0.35% per annum, payable monthly in arrears, and matures on October 23, 2019. The Multicurrency Revolving Credit Facility also includes an Overdraft Facility aggregate amount of $40,000,000, accrues interest at the IBOR plus 2.50-3.00% (as determined by the ERC Ratio as defined in the Multicurrency Revolving Credit Facility Agreement), bears a facility line fee of 0.50% per annum, payable quarterly in arrears, and also matures October 23, 2019.

Due to changes in control provisions of the Aktiv Revolving Credit Agreement, the Aktiv Term Loan Credit Agreement, and the Aktiv Bridge Loan Credit Agreement, the Company requested and obtained a waiver that extended the terms of these agreements through October 28, 2014. Upon closing of the Multicurrency Revolving Credit Facility Agreement, the Aktiv Revolving Credit, Aktiv Term Loan Credit, and Aktiv Bridge Loan Credit Agreements were terminated and any outstanding balances owed on the terminated facilities were automatically transferred to the Multicurrency Revolving Credit Facility Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements:
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

•
changes in, or interpretations of, insolvency or collection laws that could negatively affect our business, including by causing an increase in certain types of insolvency filings involving liquidations, which may cause our collections to decrease;

•	changes in, or interpretations of, state or federal laws or the administrative practices of various insolvency courts, which may impact our ability to collect on our defaulted receivables;

•	our ability to collect and enforce our finance receivables may be limited under federal and state laws;

•	our ability to employ and retain qualified employees, especially collection personnel, and our senior management team;

•	our work force could become unionized in the future, which could adversely affect the stability of our production and increase our costs;

•	the degree, nature, and resources of our competition;

•	the possibility that we could incur goodwill or other intangible asset impairment charges;

•	our ability to retain existing clients and obtain new clients for our fee-for-service businesses;

•
our ability to comply with existing and new regulations of the collection industry, the failure of which could result in penalties, fines, litigation, damage to our reputation or the suspension or termination of our ability to conduct our business;

•	changes in governmental laws and regulations or the manner in which they are interpreted or applied which could increase our costs and liabilities or impact our operations;

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

•	the possibility that we could incur significant allowance charges on our finance receivables;

•	our loss contingency accruals may not be adequate to cover actual losses;

•	our ability to manage growth successfully;

•	the possibility that we could incur business or technology disruptions or cyber incidents, or not adapt to technological advances;

•	the possibility that we or our industry could experience negative publicity or reputational attacks; and

•	the risk factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”) including the risk factors in Part II, Item 1A, of this Form 10-Q.
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

•
“Core” accounts or portfolios refer to accounts or portfolios that are defaulted consumer receivables and are not in an insolvent status upon purchase. These accounts are aggregated separately from insolvency accounts. Unless otherwise noted, Core accounts do not include the accounts we purchase in Canada or Europe.

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

•
“Insolvency” accounts or portfolios refer to accounts or portfolios that are in insolvency when we purchase them and as such are purchased as a pool of insolvent accounts. These include U.S. purchased bankruptcy accounts.

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
All references in this report on Form 10-Q to the "PRA Group," "our," "we," "us," the "Company" or similar terms are to PRA Group, Inc. and its subsidiaries (formerly known as Portfolio Recovery Associates, Inc.).

Overview

We are a global financial and business services company with operations in North America and Europe. Our primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. We also service receivables on behalf of clients on either a commission or transaction-fee basis and provide class action claims settlement recovery services and related payment processing to corporate clients.

Our industry is highly regulated under various laws.  In the United States, they include the Fair Debt Collection Practices Act, Fair Credit Reporting Act, Dodd-Frank Wall Street Reform and Consumer Protection Act, Telephone Consumer Protection Act and other federal and state laws. Likewise, our business is regulated by various laws in the European countries and Canadian territories in which we operate.  We are subject to inspections, examinations, supervision by regulators in the U.K., in each U.S. state in which we are licensed, and also by the CFPB. The CFPB is expected to adopt additional rules that will affect our industry, and has sought feedback on a wide range of debt collection issues.  We have provided our input and feedback with written comments and through a number of meetings with CFPB staff.  We are currently engaged in discussions with the CFPB with a view toward adopting certain practices or controls in the conduct of our business.  There can be no assurance that new industry regulations or the outcome of these discussions would not have an adverse effect on our business.

On August 4, 2014, the Office of the Comptroller of the Currency (“OCC”) issued risk guidance detailing the principles they expect financial institutions to follow in connection with the sale of consumer debt. We are currently in the process of evaluating the impact that this guidance may have on our business, if any.
We are currently headquartered in Norfolk, Virginia, and employ approximately 3,900 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “PRAA.” Effective October 23, 2014, we changed our name from Portfolio Recovery Associates, Inc. to PRA Group, Inc.

On July 16, 2014, we completed the purchase of the outstanding equity of Aktiv, a Norway-based company specializing in the acquisition and servicing of non-performing consumer loans throughout Europe and in Canada, for a purchase price of approximately $861.3 million, and assumed approximately $433.7 million of Aktiv’s corporate debt, resulting in an acquisition of estimated total enterprise value of $1.3 billion. We financed the acquisition with cash of $206.4 million, $169.9 million in financing from an affiliate of the seller (which bears interest at a variable rate equal to LIBOR plus 3.75% per annum and matures on July 16, 2015), and $485.0 million from our domestic, revolving credit facility.

A publicly traded company from 1997 until early 2012 (traded on the Oslo Stock Exchange under the symbol "AIK"), Aktiv has developed a mixed in-house and outsourced collection strategy. Aktiv maintains in-house servicing platforms in eight markets, and owns portfolios in fourteen markets. Aktiv has more than 20 years of experience and data in a wide variety of consumer asset classes, across an extensive geographic background. Aktiv has acquired more than 2,000 portfolios, with a face value of more than $38 billion. In 2013, Aktiv collected $318 million on its portfolios and purchased $248 million in new portfolios, up from $222 million in 2012. During the nine months ended September 30, 2014, Aktiv collected $260 million on its portfolios and purchased $139 million in new portfolios. During the period of July 16, 2014 through September 30, 2014, Aktiv collected $74 million on its portfolios and purchased $34 million in new portfolios. Aktiv’s total assets were approximately $1.3 billion and $900 million at September 30, 2014 and December 31, 2013, respectively.

This acquisition has provided us entry into thirteen new markets, providing us additional geographical diversity in portfolio purchasing and collection. Aktiv's Chief Executive Officer and his executive team and the more than 400 Aktiv employees joined our workforce upon the closing of the transaction.

During the three and nine months ended September 30, 2014, we incurred approximately $5.9 million and $14.3 million, respectively, of transaction costs related to the acquisition. We estimate that we will incur approximately $8-10 million of additional non-recurring integration costs over the next several quarters. Additionally, we recorded a foreign currency transaction loss as a result of us entering into foreign currency exchange rate forward contracts during the second quarter of 2014 to acquire 518 million euros in anticipation of closing the acquisition of Aktiv.  As a result of the strengthening U.S. dollar relative to the Euro, we incurred losses of $2.0 million and $8.2 million during the three and nine months ended September 30, 2014.

Earnings Summary
During the third quarter of 2014, net income attributable to the Company was $51.2 million, or $1.01 per diluted share, compared with $47.3 million, or $0.93 per diluted share, in the third quarter of 2013. Total revenue was $239.0 million in the third quarter of 2014, up 20.8% from the third quarter of 2013. Revenues in the third quarter of 2014 consisted of $224.3 million in income recognized on finance receivables, net, $12.9 million in fee income and $1.8 million in other revenue. Income recognized on finance receivables, net, in the third quarter of 2014 increased $52.9 million, or 30.8%, over the third quarter of 2013, primarily as a result of an increase in cash collections mainly due to the Aktiv acquisition. Cash collections, which drive our finance receivable income, were $372.7 million in the third quarter of 2014, up 27.8%, or $81.1 million, as compared to the third quarter of 2013. During the third quarter of 2014, we incurred $1.7 million in net allowance reversals, compared with $2.6 million of net allowance reversals in the third quarter of 2013.
Fee income decreased to $12.9 million in the third quarter of 2014 from $26.3 million in the third quarter of 2013, primarily due to lower fee income generated by Claims Compensation Bureau, LLC ("CCB"), whose revenues vary depending on the timing and outcome of individual class action settlements and whose revenue in the 2013 period included significant fee income due to timing. This was partially offset by the fee income generated in the third quarter of 2014 by Aktiv.
A summary of how our income was generated during the three months ended September 30, 2014 and 2013 is as follows:

	For the Three Months Ended September 30,
(amounts in thousands)	2014	2013
Cash collections	$372,743	$291,651
Amortization of finance receivables	(150,115)	(122,776)
Net allowance reversals	1,698	2,581
Finance receivable income	224,326	171,456
Fee income	12,882	26,306
Other revenue	1,765	—
Total revenue	$238,973	$197,762
Operating expenses were $150.8 million in the third quarter of 2014, up 27.5% over the third quarter of 2013, due primarily to the inclusion of Aktiv's expenses and an increase in outside fees and services. Outside fees and services expenses were $17.2 million for the three months ended September 30, 2014, an increase of $8.5 million, or 97.7%, compared to $8.7 million for the three months ended September 30, 2013. The increase was mainly attributable to the $5.9 million of transaction costs incurred in the third quarter of 2014 related to the Aktiv acquisition in addition to the outside fees and services expenses incurred by Aktiv.
During the three months ended September 30, 2014, we acquired defaulted consumer receivables portfolios, including the Aktiv acquisition portfolio, at a cost of $891.4 million. During the three months ended September 30, 2013, we acquired defaulted consumer receivable portfolios at a cost of $141.9 million. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this relative quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other relative quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions during any quarter; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period's buying.

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Income recognized on finance receivables, net	93.9%	86.7%	92.8%	89.9%
Fee income	5.4%	13.3%	6.9%	10.1%
Other revenue	0.7%	—%	0.3%	—%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	27.3%	26.7%	26.8%	26.5%
Legal collection fees	5.8%	5.2%	5.7%	5.7%
Legal collection costs	8.5%	10.0%	11.5%	11.5%
Agency fees	2.5%	0.7%	1.4%	0.8%
Outside fees and services	7.2%	4.4%	6.4%	4.5%
Communication expenses	3.7%	3.4%	4.1%	3.9%
Rent and occupancy	1.3%	1.0%	1.2%	1.0%
Depreciation and amortization	2.1%	1.9%	2.1%	1.9%
Other operating expenses	4.7%	3.3%	4.0%	3.2%
Impairment of goodwill	—%	3.2%	—%	1.2%
Total operating expenses	63.1%	59.8%	63.2%	60.2%
Income from operations	36.9%	40.2%	36.8%	39.8%
Other expense:
Interest expense	4.9%	2.0%	3.4%	1.7%
Foreign exchange gain/(loss)	1.4%	—%	(0.5)%	—%
Income before income taxes	33.4%	38.2%	32.9%	38.1%
Provision for income taxes	11.9%	13.3%	12.4%	14.3%
Net income	21.5%	24.9%	20.5%	23.8%
Adjustment for net income attributable to redeemable noncontrolling interest	—%	0.9%	—%	0.3%
Net income attributable to PRA Group, Inc.	21.5%	24.0%	20.5%	23.5%
Three Months Ended September 30, 2014 Compared To Three Months Ended September 30, 2013
Revenues
Total revenues were $239.0 million for the three months ended September 30, 2014, an increase of $41.2 million, or 20.8%, compared to total revenues of $197.8 million for the three months ended September 30, 2013.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $224.3 million for the three months ended September 30, 2014, an increase of $52.8 million, or 30.8%, compared to income recognized on finance receivables, net of $171.5 million for the three months ended September 30, 2013. The increase was primarily due to an increase in cash collections on our finance receivables to $372.7 million for the three months ended September 30, 2014, from $291.7 million for the three months ended September 30, 2013, an increase of $81.0 million, or 27.8%. This increase was largely due to the inclusion of Aktiv's cash collections in the third quarter of 2014. Our finance receivables amortization rate, including net allowance charges, was 39.8% for the three months ended September 30, 2014 compared to 41.2% for the three months ended September 30, 2013.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio’s original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield. During the three months ended September 30, 2014 and 2013, the Company reclassified amounts from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts relating to pools acquired from 2007-2013. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances which are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended September 30, 2014, we recorded net allowance reversals of $1.7 million. On our domestic Core portfolios, we recorded allowance reversals of $4.4 million on portfolios purchased between 2005 and 2008, offset by allowance charges of $2.2 million on portfolios purchased in 2010 and 2011. On our Insolvency portfolios, we recorded net allowance reversals of $0.1 million on our domestic portfolios offset by an allowance charge of $0.6 million on Canadian portfolios purchased in 2014. No allowance charges or reversals were recorded during the period on the portfolios acquired from Aktiv. For the three months ended September 30, 2013, we recorded net allowance reversals of $2.6 million, of which a charge of $1.4 million related to Insolvency portfolios primarily purchased in 2008, offset by reversals of $4.0 million related to domestic Core portfolios purchased between 2005 and 2008.
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
Fee Income
Fee income decreased to $12.9 million in the third quarter of 2014 from $26.3 million in the third quarter of 2013, primarily due to lower fee income generated by CCB, whose revenues vary depending on the timing and outcome of individual class action settlements and whose revenue in the 2013 period included significant fee income due to timing. This was partially offset by the fee income generated in the third quarter of 2014 by Aktiv.
Income from Operations
Income from operations was $88.2 million for the three months ended September 30, 2014, an increase of $8.7 million or 10.9% compared to income from operations of $79.5 million for the three months ended September 30, 2013. Income from operations was 36.9% of total revenue for the three months ended September 30, 2014 compared to 40.2% for the three months ended September 30, 2013.
Operating Expenses
Operating expenses were $150.8 million for the three months ended September 30, 2014, an increase of $32.5 million or 27.5% compared to operating expenses of $118.3 million for the three months ended September 30, 2013. This increase was due largely to the inclusion of Aktiv's operating expenses and acquisition related costs incurred. Operating expenses were 39.1% of cash receipts for the three months ended September 30, 2014 compared to 37.2% for the three months ended September 30, 2013.
Compensation and Employee Services
Compensation and employee services expenses were $65.2 million for the three months ended September 30, 2014, an increase of $12.3 million, or 23.3%, compared to compensation and employee services expenses of $52.9 million for the three months ended September 30, 2013. Compensation expense increased primarily as a result of larger staff sizes, mainly attributable to the acquisition of Aktiv, in addition to increases in incentive compensation and normal pay increases. Total full-time equivalents increased 21.4% to 3,913 as of September 30, 2014, from 3,223 as of September 30, 2013. Compensation and employee services expenses as a percentage of cash receipts increased to 16.9% for the three months ended September 30, 2014, from 16.6% of cash receipts for the three months ended September 30, 2013.

Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party attorney network. Legal collection fees were $13.8 million for the three months ended September 30, 2014, an increase of $3.6 million, or 35.3%, compared to legal collection fees of $10.2 million for the three months ended September 30, 2013.  This increase was mainly attributable to legal collection fees incurred by Aktiv. Legal collection fees for the three months ended September 30, 2014 were 3.6% of cash receipts, compared to 3.2% for the three months ended September 30, 2013.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $20.4 million for the three months ended September 30, 2014, an increase of $0.6 million, or 3.0%, compared to legal collection costs of $19.8 million for the three months ended September 30, 2013. This increase is the result of the expansion in the number of accounts brought into the legal collection process. Legal collection costs for the three months ended September 30, 2014 were 5.3% of cash receipts, compared to 6.2% for the three months ended September 30, 2013.
Agency Fees
Agency fees primarily represent third party collection fees and costs paid to repossession agents to repossess vehicles. Agency fees were $6.0 million for the three months ended September 30, 2014, compared to $1.4 million for the three months ended September 30, 2013. This increase was mainly attributable to the third party collection fees incurred by Aktiv.
Outside Fees and Services
Outside fees and services expenses were $17.2 million for the three months ended September 30, 2014, an increase of $8.5 million, or 97.7%, compared to outside fees and services expenses of $8.7 million for the three months ended September 30, 2013. The increase was mainly attributable to $5.9 million of transaction costs incurred in the third quarter of 2014 related to the Aktiv acquisition in addition to the outside fees and services expenses incurred by Aktiv.
Communication Expenses
Communication expenses were $8.9 million for the three months ended September 30, 2014, an increase of $2.3 million, or 34.9%, compared to communications expenses of $6.6 million for the three months ended September 30, 2013. The increase was largely due to inclusion of Aktiv's communication expenses as well as additional postage expenses incurred as a result of an increase in special collection letter campaigns and a larger customer base. The remaining increase was attributable to higher telephone expenses. Expenses related to customer mailings were responsible for 69.6%, or $1.6 million, of this increase, and the remaining 30.4%, or $0.7 million, was attributable to increases in telephone related charges.
Rent and Occupancy
Rent and occupancy expenses were $3.0 million for the three months ended September 30, 2014, an increase of $1.0 million, or 50.0%, compared to rent and occupancy expenses of $2.0 million for the three months ended September 30, 2013. The increase was primarily due to the rent and occupancy expense incurred by Aktiv as well as the additional space leased at our Norfolk headquarters during the second half of 2013 and the additional space leased as a result of the opening of our Texas call center in December of 2013.
Depreciation and Amortization
Depreciation and amortization expenses were $4.9 million for the three months ended September 30, 2014, an increase of $1.1 million, or 29.0%, compared to depreciation and amortization expenses of $3.8 million for the three months ended September 30, 2013. The increase was primarily due to the depreciation and amortization expense incurred by Aktiv, as well as capital expenditures resulting from the additional space leased at our Norfolk headquarters during the second half of 2013, additional space leased as a result of the opening of our Texas call center in December of 2013, and the relocation of our PRA Government Services, LLC ("PGS") Birmingham operations in March of 2014.
Other Operating Expenses
Other operating expenses were $11.3 million for the three months ended September 30, 2014, an increase of $4.8 million, or 73.9%, compared to other operating expenses of $6.5 million for the three months ended September 30, 2013. The increase was primarily due to other operating expenses incurred by Aktiv as well an increase in taxes, fees and licenses.

Impairment of Goodwill
Impairment of goodwill expense was $0.0 million for the three months ended September 30, 2014, compared to $6.4 for the three months ended September 30, 2013. During the three months ended September 30, 2013, the Company evaluated the goodwill associated with one of its reporting units, which had experienced a revenue and profitability decline, recent net losses and a loss of a significant client during the quarter. Based on this evaluation, the Company recorded a $6.4 million impairment of goodwill in the third quarter of 2013. This non-cash charge represented the full amount of goodwill previously recorded for PLS. All other intangible assets related to PLS were fully amortized as of September 30, 2013.
Interest Expense
Interest expense was $11.8 million and $4.0 million for the three months ended September 30, 2014 and 2013, respectively. The increase was primarily due to the additional financing needed to facilitate the closing of the Aktiv acquisition and the additional interest incurred on the Aktiv assumed debt and interest rate swap contracts as well as the completion on August 13, 2013, through a private offering of $287.5 million in aggregate principal amount of the Company’s 3.00% Convertible Senior Notes due 2020. This was partially offset by a reduction in interest expense of $3.6 million related to the amortization of fair value adjustment on Aktiv's debt.
Provision for Income Taxes
Provision for income taxes was $28.5 million for the three months ended September 30, 2014, an increase of $2.2 million, or 8.4%, compared to provision for income taxes of $26.3 million for the three months ended September 30, 2013. The increase is primarily due to an increase of 5.5% in income before taxes for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. During the three months ended September 30, 2014, our effective tax rate was 35.8%, compared to 34.8% for the three months ended September 30, 2013. The increase was due primarily to non-deductible transaction costs incurred in the acquisition of Aktiv. This was partially offset by having proportionately more income in the recent quarterly period in foreign jurisdictions with lower tax rates than the U.S., due to the Aktiv acquisition.
Nine Months Ended September 30, 2014 Compared To Nine Months Ended September 30, 2013
Revenues
Total revenues were $630.2 million for the nine months ended September 30, 2014, an increase of $79.9 million, or 14.5%, compared to total revenues of $550.3 million for the nine months ended September 30, 2013.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $584.8 million for the nine months ended September 30, 2014, an increase of $90.0 million, or 18.2%, compared to income recognized on finance receivables, net of $494.8 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in cash collections on our finance receivables to $1,005.4 million for the nine months ended September 30, 2014, from $863.5 million for the nine months ended September 30, 2013, an increase of $141.9 million, or 16.4%. Our finance receivables amortization rate, including net allowance charges, was 41.8% for the nine months ended September 30, 2014 compared to 42.7% for the nine months ended September 30, 2013.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio’s original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield. During the nine months ended September 30, 2014 and 2013, the Company reclassified amounts from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts relating to pools acquired from 2007-2013. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances recognized under ASC 310-30, which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the nine months ended September 30, 2014, we recorded net allowance reversals of $5.9 million. On our domestic Core portfolios, we recorded allowance reversals of $10.8 million on portfolios purchased between 2005 and 2008, offset by allowance charges of $4.0 million on portfolios purchased in 2010 and 2011. On our Insolvency portfolios, we recorded net allowance reversals of $0.7 million on our domestic portfolios primarily purchased in 2007 and 2008, offset by net allowance charges of $1.1 million on Canadian portfolios purchased in 2014. We also recorded a net allowance charge of $0.5 million on our UK portfolios purchased in 2012. No allowance charges or reversals were recorded during the period on the portfolios acquired from Aktiv. For the nine months ended September 30, 2013, we recorded net allowance charge reversals of $1.6 million, of which $6.5 million of net charges related to Insolvency portfolios primarily purchased in 2007 and 2008, offset by reversals of $8.1 million related to domestic Core portfolios primarily purchased between 2005 and 2008.
In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our previous expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (relating to the collection and movement of accounts on both our collection floor and external channels), and decreases in productivity related to turnover of our collection staff.
Fee Income
Fee income decreased to $43.7 million for the nine months ended September 30, 2014, from $55.5 million for the nine months ended September 30, 2013, primarily due to lower fee income generated by CCB, whose revenues vary depending on the timing and outcome of individual class action settlements and whose revenue in the 2013 period included significant fee income due to timing. This was partially offset by higher fee income generated by PGS and the fee income generated by Aktiv in the third quarter of 2014.
Income from Operations
Income from operations was $232.2 million for the nine months ended September 30, 2014, an increase of $13.0 million or 5.9% compared to income from operations of $219.2 million for the nine months ended September 30, 2013. Income from operations was 36.8% of total revenue for the nine months ended September 30, 2014 compared to 39.8% for the nine months ended September 30, 2013.
Operating Expenses
Operating expenses were $398.0 million for the nine months ended September 30, 2014, an increase of $66.9 million or 20.2% compared to operating expenses of $331.1 million for the nine months ended September 30, 2013. Operating expenses were 38.0% of cash receipts for the nine months ended September 30, 2014 compared to 36.0% for the nine months ended September 30, 2013.
Compensation and Employee Services
Compensation and employee services expenses were $169.1 million for the nine months ended September 30, 2014, an increase of $23.0 million, or 15.7%, compared to compensation and employee services expenses of $146.1 million for nine months ended September 30, 2013. Compensation expense increased primarily as a result of larger staff sizes, mainly attributable to the acquisition of Aktiv, in addition to increases in incentive compensation and normal pay increases. Total full-time equivalents increased 21.4% to 3,913 as of September 30, 2014, from 3,223 as of September 30, 2013. Compensation and employee services expenses as a percentage of cash receipts increased to 16.1% for the nine months ended September 30, 2014, from 15.9% of cash receipts for the nine months ended September 30, 2013.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party attorney network. Legal collection fees were $36.0 million for the nine months ended September 30, 2014, an increase of $4.7 million, or 15.0%, compared to legal collection fees of $31.3 million for the nine months ended September 30, 2013.  This increase was mainly attributable to legal collection fees incurred by Aktiv as well as an increase in cash collections from outside attorneys from $146.3 million in the nine months ended September 30, 2013 to $155.9 million for the nine months ended September 30, 2014, an increase of $9.6 million, or 6.6%. Legal collection fees for both the nine months ended September 30, 2014 and 2013 were 3.4% of cash receipts.

Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $72.3 million for the nine months ended September 30, 2014, an increase of $9.3 million, or 14.8%, compared to legal collection costs of $63.0 million for the nine months ended September 30, 2013.  This increase is the result of the expansion in the number of accounts brought into the legal collection process. Legal collection costs for both the nine months ended September 30, 2014 and 2013 were 6.9% of cash receipts.
Agency Fees
Agency fees primarily represent third party collection fees and costs paid to repossession agents to repossess vehicles. Agency fees were $8.9 million for the nine months ended September 30, 2014, compared to $4.3 million for the nine months ended September 30, 2013. This increase was mainly attributable to the third party collection fees incurred by Aktiv.
Outside Fees and Services
Outside fees and services expenses were $40.1 million for the nine months ended September 30, 2014, an increase of $15.3 million, or 61.7%, compared to outside fees and services expenses of $24.8 million for the nine months ended September 30, 2013. The increase was mainly attributable to the $14.3 million of transaction costs incurred during the nine months ended September 30, 2014 related to the Aktiv acquisition in addition to the outside fees and services expenses incurred by Aktiv.
Communication Expenses
Communication expenses were $26.0 million for the nine months ended September 30, 2014, an increase of $4.6 million, or 21.5%, compared to communications expenses of $21.4 million for the nine months ended September 30, 2013. The increase was largely due to inclusion of Aktiv's communication expenses as well as additional postage expenses incurred as a result of an increase in special collection letter campaigns and a larger customer base. The remaining increase was attributable to higher telephone expenses. Expenses related to customer mailings were responsible for 69.6%, or $3.2 million, of this increase, and the remaining 30.4%, or $1.4 million, was attributable to increases in telephone related charges.
Rent and Occupancy
Rent and occupancy expenses were $7.4 million for the nine months ended September 30, 2014, an increase of $1.9 million, or 34.5%, compared to rent and occupancy expenses of $5.5 million for the nine months ended September 30, 2013. The increase was primarily due to the rent and occupancy expenses incurred by Aktiv as well as the additional space leased at our Norfolk headquarters during the second half of 2013 and the additional space leased as a result of the opening of our Texas call center in December of 2013.
Depreciation and Amortization
Depreciation and amortization expenses were $13.1 million for the nine months ended September 30, 2014, an increase of $2.4 million, or 22.4%, compared to depreciation and amortization expenses of $10.7 million for the nine months ended September 30, 2013. The increase was primarily due to the depreciation and amortization expenses incurred by Aktiv, as well as capital expenditures resulting from the additional space leased at our Norfolk headquarters during the second half of 2013, additional space leased as a result of the opening of our Texas call center in December of 2013, and the relocation of our PGS Birmingham operations in March of 2014.
Other Operating Expenses
Other operating expenses were $25.1 million for the nine months ended September 30, 2014, an increase of $7.4 million, or 41.8%, compared to other operating expenses of $17.7 million for the nine months ended September 30, 2013. Of the $7.4 million increase, $3.7 million was due to an increase in taxes, fees and licenses, mainly attributable to Aktiv. None of the remaining increase was attributable to any significant identifiable items.
Impairment of Goodwill
Impairment of goodwill expense was $0.0 million for the nine months ended September 30, 2014, compared to $6.4 for the nine months ended September 30, 2013. During the three months ended September 30, 2013, the Company evaluated the goodwill associated with one of its reporting units, which had experienced a revenue and profitability decline, recent net losses and a loss of a significant client during the quarter. Based on this evaluation, the Company recorded a $6.4 million impairment of goodwill in the third quarter of 2013. This non-cash charge represented the full amount of goodwill previously recorded for PLS. All other intangible assets related to PLS were fully amortized as of September 30, 2013.

Interest Expense
Interest expense was $21.7 million and $9.6 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was primarily due to the additional financing needed to facilitate the closing of the Aktiv acquisition and the additional interest incurred on the Aktiv assumed debt and interest rate swap contracts as well as the completion on August 13, 2013, through a private offering of $287.5 million in aggregate principal amount of the Company’s 3.00% Convertible Senior Notes due 2020. This was partially offset by a reduction in interest expense of $3.6 million related to the amortization of fair value adjustment on Aktiv's debt.
Provision for Income Taxes
Provision for income taxes was $78.0 million for the nine months ended September 30, 2014, a decrease of $0.4 million or 0.5%, compared to provision for income taxes of $78.4 million for the nine months ended September 30, 2013. The decrease is primarily due to a decrease of 1.0% in income before taxes for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. During the nine months ended September 30, 2014, our effective tax rate was 37.6%, compared to 37.4% for the nine months ended September 30, 2013. The increase was due primarily to non-deductible transaction costs incurred in the acquisition of Aktiv. This was partially offset by having proportionately more income in the recent quarterly period in foreign jurisdictions with lower tax rates than the U.S., due to the Aktiv acquisition.

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
Further, these tables disclose our entire domestic portfolio, as well as its subsets: our domestic Insolvency portfolio and our domestic Core portfolio. The accounts represented in the Insolvency tables are those portfolios of accounts that were bankrupt at the time of purchase. This contrasts with accounts that file for bankruptcy after we purchase them, which continue to be tracked in their corresponding Core portfolio. Core customers sometimes file for bankruptcy protection subsequent to our purchase of the related Core portfolio. When this occurs, we adjust our collection practices accordingly to comply with insolvency procedures; however, for accounting purposes, these accounts remain in the related Core portfolio. Conversely, insolvency accounts may be dismissed voluntarily or involuntarily subsequent to our purchase of the related insolvency portfolio. Dismissal occurs when the terms of the bankruptcy are not met by the petitioner. When this occurs, we are typically free to pursue collection outside of bankruptcy procedures; however, for accounting purposes, these accounts remain in the related insolvency pool.
Our European and Canadian portfolios are not included in these tables. When we report our full year results on our annual report on Form 10-K, we intend to provide additional supplemental performance data on our international portfolios.
Purchase price multiples can vary over time due to a variety of factors including pricing competition, supply levels, age of the receivables purchased, and changes in our operational efficiency. For example, increased pricing competition during the 2005 to 2008 period negatively impacted purchase price multiples of our Core portfolio compared to prior years. Conversely, during the 2009 to 2011 period, pricing disruptions occurred as a result of the economic downturn. This created unique and advantageous purchasing opportunities, particularly within the insolvency receivables market, relative to the prior four years.
When competition increases and/or supply decreases, pricing often becomes negatively impacted relative to expected collections, and yields tend to trend lower.  The opposite tends to occur when competition decreases and/or supply increases.
Purchase price multiples can also vary among types of finance receivables. For example, we incur lower collection costs on our insolvency portfolio compared with our Core portfolio. This allows us, in general, to pay more for an insolvency portfolio, experience lower purchase price multiples, while generating similar internal rates of return when compared with a Core portfolio.
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

Domestic Portfolio Data – Life-to-Date
Entire Domestic Portfolio

		Inception through September 30, 2014					As of September 30, 2014
(amounts in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables (1)	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net (1)	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,216	$7,136	$3,080	$—	$7,136	$—	$8	$10,224	332%
1997	7,685	25,545	17,860	7,685	—	17,860	—	42	25,587	333%
1998	11,089	37,449	26,360	11,089	—	26,360	—	107	37,556	339%
1999	18,898	69,548	50,650	18,898	—	50,650	—	213	69,761	369%
2000	25,020	117,310	92,290	25,020	—	92,290	—	1,081	118,391	473%
2001	33,481	177,173	143,692	33,481	—	143,692	—	1,818	178,991	535%
2002	42,325	200,602	158,277	42,325	—	158,277	—	3,539	204,141	482%
2003	61,447	268,441	206,994	61,447	—	206,994	—	5,093	273,534	445%
2004	59,176	200,901	142,925	57,976	1,200	141,725	—	4,901	205,802	348%
2005	143,166	316,453	187,508	128,945	8,230	179,278	5,993	16,763	333,216	233%
2006	107,666	213,147	129,875	83,272	17,855	112,020	6,539	14,203	227,350	211%
2007	258,363	494,865	272,242	222,623	17,500	254,742	18,235	51,353	546,218	211%
2008	275,110	492,107	270,368	221,739	32,645	237,723	20,690	45,976	538,083	196%
2009	281,322	822,517	553,850	268,667	—	553,850	12,652	104,121	926,638	329%
2010	357,753	866,812	557,022	309,790	2,090	554,932	45,823	211,841	1,078,653	302%
2011	392,759	705,102	422,357	282,745	2,250	420,107	107,758	335,638	1,040,740	265%
2012	508,261	540,178	273,765	266,413	—	273,765	241,840	501,095	1,041,273	205%
2013	620,906	407,264	196,714	210,550	—	196,714	410,745	814,913	1,222,177	197%
YTD 2014	382,835	67,335	31,313	36,022	—	31,313	346,946	602,514	669,849	175%
Total	$3,590,342	$6,032,965	$3,741,198	$2,291,767	$81,770	$3,659,428	$1,217,221	$2,715,219	$8,748,184	244%

(1)
For purposes of the this table, income recognized on finance receivables also includes approximately $1.7 million in gains on sales of finance receivables acquired between 1996 and 2001 and sold between 1999 and 2002.

Domestic Insolvency Portfolio

		Inception through September 30, 2014					As of September 30, 2014
(amounts in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996- 2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2004	7,468	14,554	8,286	6,268	1,200	7,086	—	51	14,605	196%
2005	29,301	43,725	14,807	28,918	355	14,452	29	74	43,799	149%
2006	17,627	31,773	14,924	16,849	740	14,184	38	178	31,951	181%
2007	78,525	104,682	35,769	68,913	9,385	26,384	227	1,498	106,180	135%
2008	108,583	165,726	71,543	94,183	13,050	58,493	1,349	3,535	169,261	156%
2009	156,025	453,149	297,124	156,025	—	297,124	—	28,280	481,429	309%
2010	209,155	469,920	281,843	188,077	—	281,843	21,007	80,536	550,456	263%
2011	181,779	229,952	102,360	127,592	—	102,360	54,187	103,360	333,312	183%
2012	252,247	193,487	62,040	131,447	—	62,040	120,800	153,696	347,183	138%
2013	228,851	114,062	35,022	79,040	—	35,022	149,295	193,910	307,972	135%
YTD 2014	120,476	23,610	5,445	18,165	—	5,445	102,312	130,132	153,742	128%
Total	$1,390,037	$1,844,640	$929,163	$915,477	$24,730	$904,433	$449,244	$695,250	$2,539,890	183%

Domestic Core Portfolio

		Inception through September 30, 2014					As of September 30, 2014
(amounts in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables (1)	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net (1)	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$10,216	$7,136	$3,080	$—	$7,136	$—	$8	$10,224	332%
1997	7,685	25,545	17,860	7,685	—	17,860	—	42	25,587	333%
1998	11,089	37,449	26,360	11,089	—	26,360	—	107	37,556	339%
1999	18,898	69,548	50,650	18,898	—	50,650	—	213	69,761	369%
2000	25,020	117,310	92,290	25,020	—	92,290	—	1,081	118,391	473%
2001	33,481	177,173	143,692	33,481	—	143,692	—	1,818	178,991	535%
2002	42,325	200,602	158,277	42,325	—	158,277	—	3,539	204,141	482%
2003	61,447	268,441	206,994	61,447	—	206,994	—	5,093	273,534	445%
2004	51,708	186,347	134,639	51,708	—	134,639	—	4,850	191,197	370%
2005	113,865	272,728	172,701	100,027	7,875	164,826	5,964	16,689	289,417	254%
2006	90,039	181,374	114,951	66,423	17,115	97,836	6,501	14,025	195,399	217%
2007	179,838	390,183	236,473	153,710	8,115	228,358	18,008	49,855	440,038	245%
2008	166,527	326,381	198,825	127,556	19,595	179,230	19,341	42,441	368,822	221%
2009	125,297	369,368	256,726	112,642	—	256,726	12,652	75,841	445,209	355%
2010	148,598	396,892	275,179	121,713	2,090	273,089	24,816	131,305	528,197	355%
2011	210,980	475,150	319,997	155,153	2,250	317,747	53,571	232,278	707,428	335%
2012	256,014	346,691	211,725	134,966	—	211,725	121,040	347,399	694,090	271%
2013	392,055	293,202	161,692	131,510	—	161,692	261,450	621,003	914,205	233%
YTD 2014	262,359	43,725	25,868	17,857	—	25,868	244,634	472,382	516,107	197%
Total	$2,200,305	$4,188,325	$2,812,035	$1,376,290	$57,040	$2,754,995	$767,977	$2,019,969	$6,208,294	282%

(1)
For purposes of the this table, income recognized on finance receivables also includes approximately $1.7 million in gains on sales of finance receivables acquired between 1996 and 2001 and sold between 1999 and 2002.

Domestic Portfolio Data – Year to Date
Entire Domestic Portfolio

		Year to Date September 30, 2014					As of September 30, 2014
(amounts in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$8	$8	$—	$—	$8	$—	$8	$10,224	332%
1997	7,685	38	38	—	—	38	—	42	25,587	333%
1998	11,089	98	98	—	—	98	—	107	37,556	339%
1999	18,898	192	192	—	—	192	—	213	69,761	369%
2000	25,020	644	644	—	—	644	—	1,081	118,391	473%
2001	33,481	1,266	1,266	—	—	1,266	—	1,818	178,991	535%
2002	42,325	2,125	2,125	—	—	2,125	—	3,539	204,141	482%
2003	61,447	3,236	3,236	—	—	3,236	—	5,093	273,534	445%
2004	59,176	2,625	2,625	—	—	2,625	—	4,901	205,802	348%
2005	143,166	5,351	2,933	2,418	(2,525)	5,458	5,993	16,763	333,216	233%
2006	107,666	4,696	2,398	2,298	(2,860)	5,258	6,539	14,203	227,350	211%
2007	258,363	16,053	9,696	6,357	(3,180)	12,876	18,235	51,353	546,218	211%
2008	275,110	18,412	9,358	9,054	(3,000)	12,358	20,690	45,976	538,083	196%
2009	281,322	76,534	59,057	17,477	—	59,057	12,652	104,121	926,638	329%
2010	357,753	123,573	91,462	32,111	1,765	89,697	45,823	211,841	1,078,653	302%
2011	392,759	151,412	101,349	50,063	2,250	99,099	107,758	335,638	1,040,740	265%
2012	508,261	188,690	97,675	91,015	—	97,675	241,840	501,095	1,041,273	205%
2013	620,906	253,122	114,420	138,702	—	114,420	410,745	814,913	1,222,177	197%
YTD 2014	382,835	67,335	31,313	36,022		31,313	346,946	602,514	669,849	175%
Total	$3,590,342	$915,410	$529,893	$385,517	$(7,550)	$537,443	$1,217,221	$2,715,219	$8,748,184	244%

Domestic Insolvency Portfolio

		Year to Date September 30, 2014					As of September 30, 2014
(amounts in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996-2003
2004	7,468	62	62	—	—	62	—	51	14,605	196%
2005	29,301	84	41	43	(55)	96	29	74	43,799	149%
2006	17,627	208	134	74	(60)	194	38	178	31,951	181%
2007	78,525	551	212	339	(430)	642	227	1,498	106,180	135%
2008	108,583	1,538	360	1,178	(200)	560	1,349	3,535	169,261	156%
2009	156,025	48,341	36,445	11,896	—	36,445	—	28,280	481,429	309%
2010	209,155	79,198	54,256	24,942	—	54,256	21,007	80,536	550,456	263%
2011	181,779	65,603	30,462	35,141	—	30,462	54,187	103,360	333,312	183%
2012	252,247	72,489	19,186	53,303	—	19,186	120,800	153,696	347,183	138%
2013	228,851	61,534	18,259	43,275	—	18,259	149,295	193,910	307,972	135%
YTD 2014	120,476	23,610	5,445	18,165		5,445	102,312	130,132	153,742	128%
Total	$1,390,037	$353,218	$164,862	$188,356	$(745)	$165,607	$449,244	$695,250	$2,539,890	183%
Domestic Core Portfolio

		Year to Date September 30, 2014					As of September 30, 2014
(amounts in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$8	$8	$—	$—	$8	$—	$8	$10,224	332%
1997	7,685	38	38	—	—	38	—	42	25,587	333%
1998	11,089	98	98	—	—	98	—	107	37,556	339%
1999	18,898	192	192	—	—	192	—	213	69,761	369%
2000	25,020	644	644	—	—	644	—	1,081	118,391	473%
2001	33,481	1,266	1,266	—	—	1,266	—	1,818	178,991	535%
2002	42,325	2,125	2,125	—	—	2,125	—	3,539	204,141	482%
2003	61,447	3,236	3,236	—	—	3,236	—	5,093	273,534	445%
2004	51,708	2,563	2,563	—	—	2,563	—	4,850	191,197	370%
2005	113,865	5,267	2,892	2,375	(2,470)	5,362	5,964	16,689	289,417	254%
2006	90,039	4,488	2,264	2,224	(2,800)	5,064	6,501	14,025	195,399	217%
2007	179,838	15,502	9,484	6,018	(2,750)	12,234	18,008	49,855	440,038	245%
2008	166,527	16,874	8,998	7,876	(2,800)	11,798	19,341	42,441	368,822	221%
2009	125,297	28,193	22,612	5,581	—	22,612	12,652	75,841	445,209	355%
2010	148,598	44,375	37,206	7,169	1,765	35,441	24,816	131,305	528,197	355%
2011	210,980	85,809	70,887	14,922	2,250	68,637	53,571	232,278	707,428	335%
2012	256,014	116,201	78,489	37,712	—	78,489	121,040	347,399	694,090	271%
2013	392,055	191,588	96,161	95,427	—	96,161	261,450	621,003	914,205	233%
YTD 2014	262,359	43,725	25,868	17,857	—	25,868	244,634	472,382	516,107	197%
Total	$2,200,305	$562,192	$365,031	$197,161	$(6,805)	$371,836	$767,977	$2,019,969	$6,208,294	282%

Domestic Portfolio Data – Current Quarter
Entire Domestic Portfolio

		Quarter Ended September 30, 2014					As of September 30, 2014
(amounts in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$2	$2	$—	$—	$2	$—	$8	$10,224	332%
1997	7,685	10	10	—	—	10	—	42	25,587	333%
1998	11,089	23	23	—	—	23	—	107	37,556	339%
1999	18,898	52	52	—	—	52	—	213	69,761	369%
2000	25,020	179	179	—	—	179	—	1,081	118,391	473%
2001	33,481	384	384	—	—	384	—	1,818	178,991	535%
2002	42,325	631	631	—	—	631	—	3,539	204,141	482%
2003	61,447	990	990	—	—	990	—	5,093	273,534	445%
2004	59,176	779	779	—	—	779	—	4,901	205,802	348%
2005	143,166	1,634	986	648	(815)	1,801	5,993	16,763	333,216	233%
2006	107,666	1,377	794	583	(1,110)	1,904	6,539	14,203	227,350	211%
2007	258,363	4,902	3,231	1,671	(1,715)	4,946	18,235	51,353	546,218	211%
2008	275,110	5,219	2,821	2,398	(900)	3,721	20,690	45,976	538,083	196%
2009	281,322	19,246	15,953	3,293	—	15,953	12,652	104,121	926,638	329%
2010	357,753	37,411	27,215	10,196	400	26,815	45,823	211,841	1,078,653	302%
2011	392,759	46,695	32,042	14,653	1,800	30,242	107,758	335,638	1,040,740	265%
2012	508,261	56,625	30,566	26,059	—	30,566	241,840	501,095	1,041,273	205%
2013	620,906	83,095	41,605	41,490	—	41,605	410,745	814,913	1,222,177	197%
YTD 2014	382,835	34,783	17,595	17,188	—	17,595	346,946	602,514	669,849	175%
Total	$3,590,342	$294,037	$175,858	$118,179	$(2,340)	$178,198	$1,217,221	$2,715,219	$8,748,184	244%
Domestic Insolvency Portfolio

		Quarter Ended September 30, 2014					As of September 30, 2014
(amounts in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996-2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2004	7,468	16	16	—	—	16	—	51	14,605	196%
2005	29,301	26	14	12	(15)	29	29	74	43,799	149%
2006	17,627	57	33	24	(10)	43	38	178	31,951	181%
2007	78,525	159	67	92	—	67	227	1,498	106,180	135%
2008	108,583	375	100	275	(100)	200	1,349	3,535	169,261	156%
2009	156,025	10,810	9,041	1,769	—	9,041	—	28,280	481,429	309%
2010	209,155	24,445	16,084	8,361	—	16,084	21,007	80,536	550,456	263%
2011	181,779	21,251	10,730	10,521	—	10,730	54,187	103,360	333,312	183%
2012	252,247	22,598	5,716	16,882	—	5,716	120,800	153,696	347,183	138%
2013	228,851	20,958	6,404	14,554	—	6,404	149,295	193,910	307,972	135%
YTD 2014	120,476	9,198	2,683	6,515	—	2,683	102,312	130,132	153,742	128%
Total	$1,390,037	$109,893	$50,888	$59,005	$(125)	$51,013	$449,244	$695,250	$2,539,890	183%

Domestic Core Portfolio

		Quarter Ended September 30, 2014					As of September 30, 2014
(amounts in thousands)		Actual Cash Collections Including Cash Sales	Income Recognized on Finance Receivables	Principal Amortization	Allowance Charges	Income Recognized on Finance Receivables, Net	Net Finance Receivables Balance	Estimated Remaining Collections	Total Estimated Collections	Total Estimated Collections to Purchase Price
Purchase Period	Purchase Price
1996	$3,080	$2	$2	$—	$—	$2	$—	$8	$10,224	332%
1997	7,685	10	10	—	—	10	—	42	25,587	333%
1998	11,089	23	23	—	—	23	—	107	37,556	339%
1999	18,898	52	52	—	—	52	—	213	69,761	369%
2000	25,020	179	179	—	—	179	—	1,081	118,391	473%
2001	33,481	384	384	—	—	384	—	1,818	178,991	535%
2002	42,325	631	631	—	—	631	—	3,539	204,141	482%
2003	61,447	990	990	—	—	990	—	5,093	273,534	445%
2004	51,708	763	763	—	—	763	—	4,850	191,197	370%
2005	113,865	1,608	972	636	(800)	1,772	5,964	16,689	289,417	254%
2006	90,039	1,320	761	559	(1,100)	1,861	6,501	14,025	195,399	217%
2007	179,838	4,743	3,164	1,579	(1,715)	4,879	18,008	49,855	440,038	245%
2008	166,527	4,844	2,721	2,123	(800)	3,521	19,341	42,441	368,822	221%
2009	125,297	8,436	6,912	1,524	—	6,912	12,652	75,841	445,209	355%
2010	148,598	12,966	11,131	1,835	400	10,731	24,816	131,305	528,197	355%
2011	210,980	25,444	21,312	4,132	1,800	19,512	53,571	232,278	707,428	335%
2012	256,014	34,027	24,850	9,177	—	24,850	121,040	347,399	694,090	271%
2013	392,055	62,137	35,201	26,936	—	35,201	261,450	621,003	914,205	233%
YTD 2014	262,359	25,585	14,912	10,673	—	14,912	244,634	472,382	516,107	197%
Total	$2,200,305	$184,144	$124,970	$59,174	$(2,215)	$127,185	$767,977	$2,019,969	$6,208,294	282%

The following graph shows the purchase price of our domestic portfolios by year for the last ten years. The purchase price number represents the cash paid to the seller, plus certain capitalized costs, less buybacks.

As shown in the above chart, the composition of our domestic purchased portfolios shifted in favor of insolvency accounts in 2009 and 2010, before shifting to equilibrium with Core in 2011 and 2012. In 2013 and the first three quarters of 2014, Core purchases exceeded those of insolvency accounts. We began buying insolvency accounts during 2004 and slowly increased the volume of accounts we acquired through 2006 as we tested our models, refined our processes and validated our operating assumptions. After observing a high level of modeling confidence in our early purchases, we began increasing our level of purchases more dramatically commencing in 2007.
Our ability to profitably purchase and liquidate pools of insolvency accounts provides diversity to our distressed asset acquisition business. Although we generally buy insolvency portfolios from many of the same consumer lenders from whom we acquire Core customer portfolios, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of portfolios purchased in the insolvency and Core markets may differ over time. We have found periods when insolvency accounts were more profitable and other times when Core accounts were more profitable. From 2004 through 2008, our insolvency buying fluctuated between 13% and 39% of our total portfolio purchasing. In 2009, for the first time in our history, insolvency purchasing exceeded that of our Core buying, at 55% of total portfolio purchasing and during 2010 this percentage increased to 59%. This occurred as severe dislocations in the financial markets, coupled with legislative uncertainty, caused pricing in the insolvency market to decline substantially, thereby driving our strategy to make advantageous insolvency portfolio acquisitions during this period. For 2011 and 2012, our insolvency buying leveled off and represented 48% and 50% of our total domestic portfolio purchasing and in 2013 and the first nine months of 2014, it declined to 30% and 32%, respectively, of our total domestic portfolio purchasing.
In order to collect our Core portfolios, we generally need to employ relatively higher amounts of labor and incur additional collection costs to generate each dollar of cash collections as compared with insolvency portfolios. In order to achieve acceptable levels of net return on investment (after direct expenses), we are generally targeting a total cash collections to purchase price multiple in the 1.75-3.0x range.  On the other hand, insolvency accounts generate the majority of cash collections through the efforts of the U.S. bankruptcy courts and trustees.  In this process, cash is remitted to our Company with no corresponding cost other than the cost of filing claims at the time of purchase, court fees associated with the filing of ownership claim transfers and general administrative costs for monitoring the progress of each account through the bankruptcy process.  As a result, overall collection costs are much lower for us when liquidating a pool of insolvency accounts as compared to a pool of Core accounts, but conversely the price we pay for insolvency accounts is generally higher than Core accounts.  We generally target similar returns on investment (measured after direct expenses) for insolvency and Core portfolios at any given point in the market cycles. However, because of the lower related collection costs, we can pay more for insolvency portfolios, which causes the estimated total cash collections to purchase price multiples of insolvency pools generally to be in the 1.2-2.0x range.  In summary, compared to a similar investment in a pool of Core accounts, to the extent both pools had identical targeted returns on investment (measured after direct expenses), the insolvency pool would be expected to generate less revenue, less direct expenses, similar operating income, and a higher operating margin.
In addition, collections on younger, newly filed insolvency accounts tend to be of a lower magnitude in the earlier months when compared to Core charge-off accounts. This lower level of early period collections is due to the fact that we primarily purchase portfolios of accounts that represent unsecured claims in bankruptcy, and these unsecured claims are scheduled to begin paying out after payment of the secured and priority claims. As a result of the administrative processes regarding payout priorities within the court-administered bankruptcy plans, unsecured creditors do not generally begin receiving meaningful collections on unsecured claims until 12 to 18 months after the bankruptcy filing date. Therefore, to the extent that we purchase portfolios with more recent bankruptcy filing dates, as we did to a significant extent commencing in 2009, we would expect to experience a delay in cash collections compared with Core portfolios.
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
Cash Collections By Year, By Year of Purchase – Entire Domestic Portfolio

(amounts in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2005	2006	2007	2008	2009	2010	2011	2012	2013	YTD 2014	Total
1996	$3,080	$9,414	$237	$102	$83	$78	$68	$100	$39	$24	$8	$10,153
1997	7,685	22,803	597	437	346	215	216	187	112	84	38	25,035
1998	11,089	32,889	1,415	882	616	397	382	332	241	173	98	37,425
1999	18,898	57,198	3,032	2,243	1,533	1,328	1,139	997	709	483	192	68,854
2000	25,020	87,520	8,067	5,202	3,604	3,198	2,782	2,554	1,927	1,349	644	116,847
2001	33,481	119,238	16,048	10,011	6,164	5,299	4,422	3,791	3,104	2,339	1,266	171,682
2002	42,325	119,570	24,729	16,527	9,772	7,444	6,375	5,844	4,768	3,433	2,125	200,587
2003	61,447	126,654	43,728	30,695	18,818	13,135	10,422	8,945	7,477	5,331	3,236	268,441
2004	59,176	64,494	40,424	30,750	19,339	13,677	9,944	8,522	6,604	4,522	2,625	200,901
2005	143,166	18,968	75,145	69,862	49,576	33,366	23,733	17,234	13,302	9,916	5,351	316,453
2006	107,666	—	22,971	53,192	40,560	29,749	22,494	18,190	12,560	8,735	4,696	213,147
2007	258,363	—	—	42,263	115,011	94,805	83,059	67,088	47,136	29,450	16,053	494,865
2008	275,110	—	—	—	61,277	107,974	100,337	89,344	71,806	42,957	18,412	492,107
2009	281,322	—	—	—	—	57,338	177,407	187,119	177,273	146,846	76,534	822,517
2010	357,753	—	—	—	—	—	86,562	218,053	234,893	203,731	123,573	866,812
2011	392,759	—	—	—	—	—	—	77,190	240,840	235,660	151,412	705,102
2012	508,261	—	—	—	—	—	—	—	74,289	277,199	188,690	540,178
2013	620,906	—	—	—	—	—	—	—	—	154,142	253,122	407,264
YTD 2014	382,835	—	—	—	—	—	—	—	—	—	67,335	67,335
Total	$3,590,342	$658,748	$236,393	$262,166	$326,699	$368,003	$529,342	$705,490	$897,080	$1,126,374	$915,410	$6,025,705
Cash Collections By Year, By Year of Purchase – Domestic Insolvency Portfolio

(amounts in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2005	2006	2007	2008	2009	2010	2011	2012	2013	YTD 2014	Total
2004	$7,468	5,297	3,956	2,777	1,455	496	164	149	108	90	62	$14,554
2005	29,301	3,777	15,500	11,934	6,845	3,318	1,382	466	250	169	84	43,725
2006	17,627	—	5,608	9,455	6,522	4,398	2,972	1,526	665	419	208	31,773
2007	78,525	—	—	2,850	27,972	25,630	22,829	16,093	7,551	1,206	551	104,682
2008	108,583	—	—	—	14,024	35,894	37,974	35,690	28,956	11,650	1,538	165,726
2009	156,025	—	—	—	—	16,635	81,780	102,780	107,888	95,725	48,341	453,149
2010	209,155	—	—	—	—	—	39,486	104,499	125,020	121,717	79,198	469,920
2011	181,779	—	—	—	—	—	—	15,218	66,379	82,752	65,603	229,952
2012	252,247	—	—	—		—	—	—	17,388	103,610	72,489	193,487
2013	228,851	—	—	—	—	—	—	—	—	52,528	61,534	114,062
YTD 2014	120,476										23,610	23,610
Total	$1,390,037	$9,074	$25,064	$27,016	$56,818	$86,371	$186,587	$276,421	$354,205	$469,866	$353,218	$1,844,640

Cash Collections By Year, By Year of Purchase – Domestic Core Portfolio

(amounts in thousands)
Purchase Period	Purchase Price	Cash Collection Period
		1996-2005	2006	2007	2008	2009	2010	2011	2012	2013	YTD 2014	Total
1996	$3,080	$9,414	$237	$102	$83	$78	$68	$100	$39	$24	$8	$10,153
1997	7,685	22,803	597	437	346	215	216	187	112	84	38	25,035
1998	11,089	32,889	1,415	882	616	397	382	332	241	173	98	37,425
1999	18,898	57,198	3,032	2,243	1,533	1,328	1,139	997	709	483	192	68,854
2000	25,020	87,520	8,067	5,202	3,604	3,198	2,782	2,554	1,927	1,349	644	116,847
2001	33,481	119,238	16,048	10,011	6,164	5,299	4,422	3,791	3,104	2,339	1,266	171,682
2002	42,325	119,570	24,729	16,527	9,772	7,444	6,375	5,844	4,768	3,433	2,125	200,587
2003	61,447	126,654	43,728	30,695	18,818	13,135	10,422	8,945	7,477	5,331	3,236	268,441
2004	51,708	59,197	36,468	27,973	17,884	13,181	9,780	8,373	6,496	4,432	2,563	186,347
2005	113,865	15,191	59,645	57,928	42,731	30,048	22,351	16,768	13,052	9,747	5,267	272,728
2006	90,039	—	17,363	43,737	34,038	25,351	19,522	16,664	11,895	8,316	4,488	181,374
2007	179,838	—	—	39,413	87,039	69,175	60,230	50,995	39,585	28,244	15,502	390,183
2008	166,527	—	—	—	47,253	72,080	62,363	53,654	42,850	31,307	16,874	326,381
2009	125,297	—	—	—	—	40,703	95,627	84,339	69,385	51,121	28,193	369,368
2010	148,598	—	—	—	—	—	47,076	113,554	109,873	82,014	44,375	396,892
2011	210,980	—	—	—	—	—	—	61,972	174,461	152,908	85,809	475,150
2012	256,014	—	—	—	—	—	—	—	56,901	173,589	116,201	346,691
2013	392,055	—	—	—	—	—	—	—	—	101,614	191,588	293,202
YTD 2014	262,359	—	—	—	—	—	—	—	—	—	43,725	43,725
Total	$2,200,305	$649,674	$211,329	$235,150	$269,881	$281,632	$342,755	$429,069	$542,875	$656,508	$562,192	$4,181,065
When we acquire a new pool of domestic finance receivables, our estimates typically result in an 80-96 month projection of cash collections, depending on the type of finance receivables acquired. The following chart shows our historical cash collections (including cash sales of finance receivables) in relation to the aggregate of the total estimated collection projections made at the time of each respective pool purchase, adjusted for buybacks, for the last ten years for our domestic portfolios.

Primarily as a result of the downturn in the economy, the decline in the availability of consumer credit, our efforts to help customers establish reasonable payment plans, and improvements in our collections capabilities which have allowed us to profitably collect on accounts with lower balances or lower quality, the average payment size decreased in prior years. However, due to improved scoring and segmentation, together with enhanced productivity, we have been able to realize increased amounts of cash collections by generating enough incremental payments to overcome the decrease in payment size. The decreasing average payment size trend moderated during 2012, and the average payment size was stable during 2013 and the first nine months of 2014.
Portfolios by Type and Geography (Domestic Portfolio)
The following table categorizes our life to date domestic portfolio purchases as of September 30, 2014, into the major asset types represented (amounts in thousands):

Account Type	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
Major Credit Cards	19,901	55%	$55,378,976	68%	$2,389,836	66%
Consumer Finance	6,708	18	8,688,900	11	151,179	4
Private Label Credit Cards	9,152	25	12,386,041	15	980,848	26
Auto Deficiency	678	2	4,837,651	6	156,883	4
Total	36,439	100%	$81,291,568	100%	$3,678,746	100%

(1)	"Face Value" represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	"Original Purchase Price" represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables and has not been reduced by any adjustments, including payments and buybacks.

The following table summarizes our life to date domestic portfolio purchases as of September 30, 2014, into the delinquency categories represented (amounts in thousands).

Account Type	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
Fresh	3,657	10%	$8,506,528	10%	$956,604	26%
Primary	4,884	14	9,383,045	12	530,819	14
Secondary	7,067	19	10,099,827	12	449,080	12
Tertiary	4,475	12	6,479,719	8	115,299	3
Insolvency	5,709	16	23,429,392	29	1,458,356	40
Other	10,647	29	23,393,057	29	168,588	5
Total	36,439	100%	$81,291,568	100%	$3,678,746	100%

(1)	"Face Value" represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	"Original Purchase Price" represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables and has not been reduced by any adjustments, including payments and buybacks.
We review the geographic distribution of accounts within a portfolio because we have found that state specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and insolvency trends vary regionally and are factored into our maximum purchase price equation.

The following table summarizes our life to date domestic portfolio purchases as of September 30, 2014, by geographic location (amounts in thousands):

Geographic Distribution	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
California	3,943	11%	$10,740,815	13%	$462,494	13%
Texas	5,009	14	8,750,847	11	320,430	9
Florida	2,914	8	7,643,397	9	326,608	9
New York	2,076	6	4,749,220	6	190,765	5
Ohio	1,686	5	3,053,185	4	151,232	4
Pennsylvania	1,316	4	2,960,717	4	132,621	4
Illinois	1,381	4	2,920,725	4	145,370	4
North Carolina	1,316	4	2,863,000	4	128,879	4
Georgia	1,203	3	2,707,208	3	146,176	4
Other(3)	15,595	41	34,902,454	42	1,674,171	44
Total	36,439	100%	$81,291,568	100%	$3,678,746	100%

(1)	"Face Value" represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	"Original Purchase Price" represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables and has not been reduced by any adjustments, including payments and buybacks.

(3)	Each state included in “Other” represents less than 3% of the face value of total defaulted consumer receivables.
Collections Productivity (Domestic Portfolio)
The following tables display various collections productivity measures that we track. The tables below contain our collector productivity metrics as defined by calendar quarter.
Cash Collections per Collector Hour Paid (Domestic Portfolio)

	Core cash collections (1)
	2014	2013 (5)	2012	2011	2010
Q1	$223	$193	$166	$162	$135
Q2	220	190	169	154	127
Q3	217	191	171	152	127
Q4	—	190	150	137	129

	Total cash collections (2)
	2014	2013 (5)	2012	2011	2010
Q1	$337	$304	$258	$241	$182
Q2	354	315	275	243	188
Q3	338	310	279	249	200
Q4	—	308	245	228	204

	Non-legal cash collections (3)
	2014	2013 (5)	2012	2011	2010
Q1	$282	$251	$216	$204	$154
Q2	293	261	225	205	160
Q3	280	259	230	212	170
Q4	—	256	200	194	174

	Non-legal/non-insolvency cash collections (4)
	2014	2013 (5)	2012	2011	2010
Q1	$167	$140	$125	$125	$106
Q2	158	137	120	116	100
Q3	159	140	122	115	97
Q4	—	138	105	103	98

(1)
Represents total cash collections less insolvency cash collections from trustee-administered accounts. This metric includes cash collections from insolvency accounts administered by the Core call center as well as cash collections generated by our internal staff of legal collectors. This calculation does not include hours paid to our internal staff of legal collectors or to employees processing the insolvency-required notifications to trustees.

(2)	Represents total cash collections (assigned and unassigned) divided by total hours paid (including holiday, vacation and sick time) to collectors (including those in training).

(3)
Represents total cash collections less external legal cash collections. This metric includes internal legal collections and all insolvency collections and excludes any hours associated with either of those functions.

(4)
Represents total cash collections less external legal cash collections and less insolvency cash collections from trustee-administered accounts. This metric does not include any labor hours associated with the insolvency or legal (internal or external) functions but does include internally-driven cash collections from the internal legal channel.

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

The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collection Source (amounts in thousands)	Q3-2014	Q2-2014	Q1-2014	Q4-2013	Q3-2013	Q2-2013	Q1-2013	Q4-2012
Call Center and Other Collections	$97,301	$95,072	$97,736	$84,375	$89,512	$90,229	$89,037	$72,624
External Legal Collections	49,930	55,011	50,990	46,066	48,274	50,131	47,910	41,521
Internal Legal Collections	41,400	45,090	43,939	34,101	33,288	30,365	29,283	23,968
Insolvency Collections	110,544	124,101	120,702	114,384	120,577	125,672	109,233	91,098
Legacy Aktiv Kapital	73,568	—	—	—	—	—	—	—
Total Cash Collections	$372,743	$319,274	$313,367	$278,926	$291,651	$296,397	$275,463	$229,211
Rollforward of Net Finance Receivables
The following table shows the changes in finance receivables, net, including the amounts paid to acquire new portfolios (amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of year	$1,219,595	$1,236,859	$1,239,191	$1,078,951
Acquisitions of finance receivables (1)	894,779	138,854	1,146,947	546,201
Foreign currency translation adjustment	(52,247)	1,304	(51,858)	363
Cash collections applied to principal (2)	(148,417)	(120,195)	(420,570)	(368,693)
Balance at end of period	$1,913,710	$1,256,822	$1,913,710	$1,256,822
Estimated remaining collections	$4,369,050	$2,672,361	$4,369,050	$2,672,361

(1)
Acquisitions of finance receivables is net of buybacks and includes certain capitalized acquisition related costs. It also includes the acquisition date finance receivable portfolio that was acquired in connection with the Aktiv acquisition.

(2)	Cash collections applied to principal (also referred to as amortization) consists of cash collections less income recognized on finance receivables, net of allowance charges/reversals.
Portfolio Purchasing
The following table displays our quarterly portfolio purchases for the periods indicated.

Portfolio Type (amounts in thousands)	Q3-2014	Q2-2014	Q1-2014	Q4-2013	Q3-2013	Q2-2013	Q1-2013	Q4-2012
Core - U.S.	$91,326	$91,904	$79,085	$65,759	$89,044	$113,314	$126,951	$85,476
Insolvency - U.S.	38,535	16,187	65,501	31,987	41,794	82,273	86,595	111,001
Core - International	761,495	1,121	1,626	1,763	11,037	4,881	1,387	2,631
Insolvency - International	—	—	6,502	—	—	—	—	—
Total Portfolio Purchasing	$891,356	$109,212	$152,714	$99,509	$141,875	$200,468	$214,933	$199,108

Estimated Remaining Collections
The following chart shows our ERC by geographical region at September 30, 2014 (amounts in millions).
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
As of September 30, 2014, cash and cash equivalents totaled $70.3 million, compared to $162.0 million at December 31, 2013. We had $1.4 billion in borrowings outstanding as of September 30, 2014, which represents $513.8 million of availability under all of our credit facilities (subject to the borrowing base and applicable debt covenants). See the "Borrowings" section below for more information.
We have in place forward flow commitments for the purchase of defaulted consumer receivables over the next twelve months in which the maximum amount that could be purchased is approximately $622.9 million as of September 30, 2014.  Additionally we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements.  We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit facility will be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and additional, normal-course portfolio purchasing during the next twelve months. Business acquisitions or higher than normal levels of portfolio purchasing could require additional financing from other sources. On July 16, 2014, we completed the purchase of the outstanding equity of Aktiv, for a purchase price of approximately $861.3 million, and assumed approximately $433.7 million of Aktiv’s corporate debt, resulting in an acquisition of estimated total enterprise value of $1.3 billion. We financed the transaction with cash of $206.4 million, $169.9 million in financing from an affiliate of the seller, and $485.0 million from our domestic, revolving credit facility.
For domestic income tax purposes, we recognize revenue using the cost recovery method with respect to our debt purchasing business.  The IRS has audited and issued a Notice of Deficiency for the tax years ended December 31, 2005 through 2012.  It has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income.  We have filed a petition in the United States Tax Court and believe we have sufficient support for the technical merits of our positions.  If we are unsuccessful in the United States Tax Court, we can appeal to the federal Circuit Court of Appeals.  If judicial appeals prove unsuccessful, we may ultimately be required to pay the related deferred taxes, and possibly interest and penalties, which may require additional financing from other sources.  In accordance with the Internal Revenue Code, underpayments of federal tax accrue interest, compounded daily, at the applicable federal short term rate plus three percentage points.  An additional two percentage points applies to large corporate underpayments of $100,000 or more to periods after the applicable date as defined in the Internal Revenue Code. We file taxes in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute.  Our estimate of the potential federal and state interest is $75.0 million as of September 30, 2014.  Deferred tax liabilities related to this item were $235.0 million at September 30, 2014.

Cash generated from operations is dependent upon our ability to collect on our finance receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our future cash flows.
Our operating activities provided cash of $169.5 million and $172.1 million for the nine months ended September 30, 2014 and 2013, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period.
Our investing activities used cash of $859.9 million and $187.4 million during the nine months ended September 30, 2014 and 2013, respectively. Cash used in investing activities is primarily driven by corporate acquisitions, acquisitions of defaulted consumer receivables and purchases of property and equipment. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. The majority of the increase in cash used in investing activities was due net cash payments for corporate acquisitions totaling $851.2 million for the nine months ended September 30, 2014 compared to $0 for the comparable prior year period, partially offset by a decrease in acquisitions of finance receivables, from $546.2 million for the nine months ended September 30, 2013 to $412.7 million for the nine months ended September 30, 2014, in addition to an increase in collections applied to principal on finance receivables from $368.7 million for the nine months ended September 30, 2013 to $420.6 million for the nine months ended September 30, 2014.
Our financing activities provided cash of $603.1 million and $91.2 million during the nine months ended September 30, 2014 and 2013, respectively. Cash for financing activities is normally provided by draws on our line of credit, proceeds from long-term debt and gross proceeds from convertible debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit, principal payments on long-term debt and repurchases of our common stock. The increase in cash provided by financing activities was due primarily due to changes in the net borrowings on our credit facility and net proceeds from long-term debt. During the nine months ended September 30, 2014, we had net borrowings on our lines of credit of $436.5 million, compared to net payments on our line of credit of $127.0 million during the nine months ended September 30, 2013. In addition, we had net proceeds of $162.4 million on long-term debt during the nine months ended September 30, 2014, compared to net payments on our long-term debt of $4.1 million during the nine months ended September 30, 2013. This was partially offset by net proceeds from the convertible debt offering that occurred in the third quarter of 2013. This provided us with $279.3 million in net proceeds of the offering during the nine months ended September 30, 2013 compared to $0 in the nine months ended September 30, 2014.
Cash paid for interest was $21.1 million and $9.3 million for the nine months ended September 30, 2014 and 2013, respectively. Interest was paid on our revolving credit facilities, long-term debt, convertible debt and our interest rate swap agreements. Cash paid for income taxes was $41.7 million and $78.4 million for the nine months ended September 30, 2014 and 2013, respectively.
Borrowings
Domestic Revolving Credit and Term Loan

On December 19, 2012, we entered into the Credit Agreement.  The Credit Agreement contained an accordion loan feature that allowed us to request an increase of up to $214.5 million in the amount available for borrowing under the revolving credit facility, whether from existing or new lenders, subject to terms of the Credit Agreement. The Credit Agreement was amended and modified during 2013.  On April 1, 2014, we entered into the Commitment Increase Agreements to exercise the accordion feature. The Commitment Increase Agreements expanded the maximum amount of revolving credit availability under the Credit Agreement by $214.5 million, by elevating the revolving credit commitments of certain lenders and added three new lenders to the Credit Agreement. Given effect to the $214.5 million increase in the amount of revolving credit availability pursuant to the Commitment Increase Agreements, the total credit facility under the Credit Agreement now includes an aggregate principal amount of $837.5 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully funded $187.5 million term loan, (ii) a $630 million domestic revolving credit facility, of which $193.5 million is available to be drawn, and (iii) a $20 million multi-currency revolving credit facility, of which $20 million is available to be drawn. The facilities all mature on December 19, 2017.  Our revolving credit facility includes a $20.0 million swingline loan sublimit and a $20.0 million letter of credit sublimit. The Credit Agreement is secured by a first priority lien on substantially all of our assets.
Borrowings outstanding on this credit facility at September 30, 2014 consisted of $187.5 million outstanding on the term loan with an annual interest rate as of September 30, 2014 of 2.65% and $436.5 million outstanding in 30-day Eurodollar rate loans on the revolving facility with a weighted average interest rate of 2.65%. At December 31, 2013, our borrowings on this credit facility consisted of $195.0 million outstanding on the term loan with an annual interest rate as of December 31, 2013 of 2.67%.

Seller Note Payable
In conjunction with the closing of the Aktiv business acquisition on July 16, 2014, we entered into the $169.9 million Seller Note. The Seller Note bears interest at the three-month LIBOR plus 3.75% and matures on July 16, 2015. The quarterly interest due can be paid or rolled into the Seller Note balance at our option. On September 30, 2014, we paid the first quarterly interest payment of $1.4 million. At September 30, 2014, the balance due on the Seller Note was $169.9 million with an annual interest rate of 3.99%.
Aktiv Revolving Credit
On May 4, 2012, Aktiv entered into the Aktiv Revolving Credit Agreement. Under the terms of the Aktiv Revolving Credit Agreement the credit facility includes an aggregate amount of up to NOK 1,500,000,000 (approximately $232 million), including an option of NOK 500,000,000 (approximately $77 million). The Aktiv revolving credit facility accrues interest at the Interbank Offered Rate ("IBOR") plus 3.00%, bears an unused fee of 1.2% per annum, payable monthly in arrears, and matured on October 28, 2014. At maturity, any outstanding balances owed on this facility were automatically transferred to the Multicurrency Revolving Credit Facility Agreement as described in Note 14 "Subsequent Event."
At September 30, 2014, the balance on the Aktiv revolving credit facility was $239.7 million, with an annual interest rate of 3.53%. Due to fluctuations in foreign exchange rates, Aktiv's borrowings under this facility exceeded the facility limit. Aktiv requested and received a waiver from the lender which allowed them to be in excess of the limit until the facility matured on October 28, 2014.
Aktiv Term Loan

On March 29, 2011, Aktiv entered into the Aktiv Term Loan Credit Agreement. Under the terms of the Aktiv Term Loan Credit Agreement the credit facility includes an aggregate amount of NOK 2,000,000,000 (approximately $310 million) in four different currencies. The Aktiv term loan credit facility accrues interest at the IBOR plus a range of 2.25% - 2.75% (as determined by the Borrowing Base Ratio as defined in the Aktiv Term Loan Credit Agreement), and matured on October 28, 2014. At maturity, any outstanding balances owed on this facility were automatically transferred to the Multicurrency Revolving Credit Facility Agreement as described in Note 14 "Subsequent Event."

At September 30, 2014, the balance on the Aktiv term loan credit facility was $79.7 million, with an annual interest rate of 2.66%.
Aktiv Multicurrency Term Loan Bridge Facility
On June 24, 2014, Aktiv entered into the Aktiv Bridge Loan Credit Agreement. Under the terms of the Aktiv Bridge Loan Credit Agreement the credit facility includes an aggregate amount of NOK 350,000,000 (approximately $54 million). The Aktiv bridge loan credit facility accrues interest at the IBOR plus 4%, bears an unused line fee of 0.35% per annum, payable quarterly in arrears, matured on October 28, 2014, and is subordinated to the Aktiv revolving and term loan credit facilities. At maturity, any outstanding balances owed on this facility were automatically transferred to the Multicurrency Revolving Credit Facility Agreement as described in Note 14 "Subsequent Event".

At September 30, 2014, the balance on the Aktiv bridge loan credit facility was $22.8 million, with an annual interest rate of 4.22%.
Aktiv Subordinated Loan
On December 16, 2011, Aktiv entered into the Commitment with Metrogas Holding Inc., an affiliate with Geveran Trading Co. Ltd. Under the terms of the Commitment, Aktiv is able to drawdown a commitment in the aggregate amount of up to NOK 200,000,000 (approximately $31 million) for a period of 90 days from the date of the agreement (the “Availability Period”). Aktiv may draw all or a part of the Commitment in the Availability Period, and may utilize the Commitment in up to three drawdowns. The Commitment bears interest at LIBOR plus 3.75%. The maturity date is January 16, 2016. The Commitment does not contain any covenants.

As of September 30, 2014, the aggregate drawdown is $29.4 million, with an annual interest rate of 3.99%.

Convertible Senior Notes
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
We were in compliance with all covenants under our financing arrangements as of December 31, 2013. As of September 30, 2014, we were in compliance with all covenants under our financing arrangements with the exception of certain of the Aktiv credit agreements, for which we requested and received waivers as described above under the caption, Aktiv Revolving Credit, and in Note 14, "Subsequent Event."
 Undistributed Earnings of Foreign Subsidiaries
We intend to use remaining accumulated and future undistributed earnings of foreign subsidiaries to expand operations outside the United States; therefore, such undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States. Accordingly, no provision for U.S. federal and state income tax has been provided thereon. If management's intentions change and eligible undistributed earnings of foreign subsidiaries are repatriated, taxes would be accrued and paid on such earnings.
Stockholders’ Equity
Stockholders’ equity was $968.4 million at September 30, 2014 and $869.5 million at December 31, 2013. The increase was primarily attributable to $129.5 million in net income attributable to the Company during the nine months ended September 30, 2014, offset by net foreign currency translation losses of $45.2 million.
Contractual Obligations
Our contractual obligations as of September 30, 2014 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$39,829	$9,737	$17,998	$9,513	$2,581
Lines of credit (1)	725,354	255,044	29,753	440,557	—
Long-term debt (2)	879,354	332,276	112,245	138,708	296,125
Purchase commitments (3)	629,923	566,376	32,642	30,905	—
Employment agreements	5,236	5,236	—	—	—
Total	$2,279,696	$1,168,669	$192,638	$619,683	$298,706

(1)
This amount includes estimated unused line fees due on our revolving lines of credit and assumes that the balance on the domestic line of credit remains constant from the September 30, 2014 balance of $436.5 million until maturity.

(2)
This amount includes scheduled interest and principal payments on our term loan, convertible debt and other loans and notes payable. Also, the Aktiv Term Loan Credit Agreement and the Aktiv Bridge Loan Credit Agreement matured on October 28, 2014. Any outstanding balances owed on these terminated agreements were automatically transferred to the Multicurrency Revolving Credit Facility Agreement as described in Note 14 "Subsequent Event." For purposes of this table, the balances owed under these agreements are included in the "Less than 1 year" column.

(3)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of charged-off consumer debt in the amount of approximately $622.9 million.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Recent Accounting Pronouncements
In March 2013, FASB issued ASU 2013-05, which defines the treatment of the release of cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and prior periods should not be adjusted. We adopted ASU 2013-05 in the first quarter of 2014 which had no material impact on our consolidated financial statements.
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

We do not expect that any other recently issued accounting pronouncements will have a material effect on our financial statements.

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

Valuation of Acquired Intangibles and Goodwill

In accordance with ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”), we amortize intangible assets over their estimated useful lives. Goodwill, pursuant to ASC 350, is not amortized but rather is evaluated for impairment annually or earlier if indicators of potential impairment exist. The goodwill evaluation for impairment is highly subjective and requires that: (1) goodwill is allocated to various reporting units of our business to which it relates; and (2) we estimate the fair value of those reporting units to which the goodwill relates and then determine the book value of those reporting units. During the evaluation, we also consider qualitative factors that may have an impact on the final assessment regarding potential impairment. If the estimated fair value of reporting units with allocated goodwill is determined to be less than their book value, we are required to estimate the fair value of all identifiable assets and liabilities of those reporting units in a manner similar to a purchase price allocation for an acquired business.

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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were $1.2 billion as of September 30, 2014. Assuming a 25 basis point decrease in interest rates, for example, interest expense over the following twelve months would decrease by an estimated $2.3 million. Assuming a 50 basis point increase in interest rates, interest expense over the following twelve months would increase by an estimated $4.6 million.

To reduce the exposure to changes in the market rate of interest, we have entered into interest rate swap agreements for a portion of our floating rate financing arrangements. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate. For the majority of our floating rate financing arrangements, we have no interest rate swap agreements in place.

The fair value of our interest rate swap agreements was a net liability of $2.8 million at September 30, 2014. A hypothetical 25 basis points decrease in interest rates would cause a decrease in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be a liability of $4.3 million at September 30, 2014. Conversely, a hypothetical 50 basis point increase in interest rates would cause an increase in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be an asset of $3.0 million at September 30, 2014.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in foreign currencies, including the euro, the Great British pound, the Canadian dollar, Norwegian kroner, Swiss franc, Danish kroner, and Swedish kroner. As such, our financial results are subject to the variability that arises from exchange rate movements. Significant fluctuations in exchange rates between the U.S. dollar and the aforementioned currencies or between the aforementioned currencies could adversely affect our comprehensive income. We may or may not implement a hedging program related to currency exchange rate fluctuation.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, we completed the Aktiv acquisition during the third quarter of 2014.  We have begun the process of assessing Aktiv’s controls for design and operating effectiveness, and intend to include the results of that work in our 2015 annual evaluation of internal control over financial reporting.  The acquisition of certain operating assets from PCM during the quarter was immaterial.

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
No litigation was commenced during the period covered by this report that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations and cash flows. Refer to Note 9 “Commitments and Contingencies” of our Consolidated Financial Statements for material developments with respect to legal proceedings previously disclosed with respect to prior periods.

Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our 2013 Annual Report on Form 10-K filed on February 28, 2014, together with the additional risk factors discussed below and all other information included herein or incorporated by reference in our reports filed with the SEC. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and investors could lose all or part of your investment.
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
We financed the Aktiv acquisition with a combination of cash, seller financing and funding from our domestic revolving credit facility. Additionally, we assumed Aktiv’s corporate debt as of July 16, 2014.
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
Although we currently have international operations, as a result of the Aktiv acquisition, we will operate on an expanded international basis with additional offices or activities in a number of new jurisdictions throughout Europe. We will face increased exposure to risks inherent in conducting business internationally, including compliance with complex foreign and U.S. laws and regulations that apply to our international operations, which could increase our cost of doing business in international jurisdictions. These laws and regulations include anti-corruption laws such as the Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act of 2010 and other local laws prohibiting corrupt payments to governmental officials, and those related to taxation. The FCPA and similar antibribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The U.K. Bribery Act of 2010 prohibits certain entities from making improper payments to governmental officials and to commercial entities. Given the high level of complexity of these laws, there is a risk that we may inadvertently breach certain provisions of these laws, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines and penalties; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also adversely affect our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Although we have implemented and, with respect to new jurisdictions we will enter as a result of the Aktiv acquisition, will implement, policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies. Additionally, in accordance with the European Union Capital Requirements Directive (“CRD IV”), the Swedish Banking and Financing Business Act and the Supervision of Credit and Investment Institutions Act, certain of our European Union ("EU") subsidiaries are subject to capital adequacy requirements as prescribed by the Swedish Financial Supervisory Authority (“SFSA”), because they are included in a group that includes an entity which has been determined to be an EU authorized credit institution (AK Nordic AB), thereby resulting in their supervision by the SFSA and regulatory capital requirements.
Exchange rate fluctuations could adversely affect our results of operations and financial position.
Because we conduct business in various currencies, and because we report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. This exposure is likely to increase as a result of the Aktiv acquisition, as a larger portion of our operating expenses will likely be incurred in non-U.S. dollar currencies. As a result, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies or between the foreign currencies may adversely affect our net income. We may or may not implement a hedging program related to currency exchange rate fluctuations. Additionally, if implemented, such hedging programs could expose us to additional risks that could adversely affect our financial condition and results of operations.
Net capital requirements pursuant to the CRD IV may impede the business operations of our subsidiaries.
A sub-group of the company’s EU subsidiaries has been determined by the SFSA to be financial institutions subject to consolidated capital requirements under EU Directives and regulatory oversight, supervision and reporting requirements by the

SFSA.  These and other similar provisions of applicable law may limit our ability to withdrawl capital from our subsidiaries. Additionally, we have limited experience with the regulatory oversight, supervision, and reporting requirements of the SFSA.
We will incur significant transaction, integration and restructuring costs in connection with the Aktiv acquisition.
We have and will incur significant transaction costs related to the Aktiv acquisition. In addition, the combined business will incur integration and restructuring costs as we integrate the Aktiv business with our business. Although we expect that the realization of benefits related to the integration of the businesses may offset these costs over time, no assurances can be made that this net benefit will be achieved in the near term, or at all, which could adversely affect our financial condition and results of operations.
A write-off of a significant portion of the goodwill recorded in connection with the Aktiv acquisition would negatively affect the combined company’s financial results.
We have recorded a significant amount of goodwill as a result of the Aktiv acquisition. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill. If the carrying value of goodwill exceeds its estimated fair value, impairment is deemed to have occurred, and the carrying value of goodwill is written down to fair value. Under accounting rules, this would result in a charge to the combined company’s operating earnings. Accordingly, any determination requiring the write-off of a significant portion of goodwill recorded in connection with the Aktiv acquisition would negatively affect our results of operations.
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
Prior to the Aktiv acquisition, Aktiv had been a privately-held company, and its new obligations for being a part of a public company may require significant resources and management attention.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

3.1	Amended By-Laws of PRA Group, Inc. effective as of July 28, 2014 (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 31, 2014).

10.1	Employment Agreement, dated February 19, 2014, by and between Geir Olsen and Aktiv Kapital AS.

31.1	Section 302 Certifications of Chief Executive Officer.

31.2	Section 302 Certifications of Chief Financial and Administrative Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial and Administrative Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkable Document

101.LAB	XBRL Taxonomy Extension Label Linkable Document

101.PRE	XBRL Taxonomy Extension Presentation Linkable Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA GROUP, INC.
(Registrant)

Date: November 10, 2014	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)