Form 10-K
period 2014-12-31
PRA GROUP INC
filed 2015-03-02
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
YES   ☐     NO   ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014 was $2,941,327,057 based on the $59.53 closing price as reported on the NASDAQ Global Select Market.
The number of shares of the registrant’s Common Stock outstanding as of February 23, 2015 was 48,476,038.
Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for our 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:
This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

•	a prolonged economic recovery or a deterioration in the economic or inflationary environment in North America or Europe, including the interest rate environment;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital;

•	our ability to purchase defaulted consumer receivables at appropriate prices;

•	our ability to replace our defaulted consumer receivables with additional receivables portfolios;

•	our ability to obtain accurate and authentic account documents relating to accounts that we acquire and the possibility that documents that we provide could contain errors;

•	our ability to collect sufficient amounts on our defaulted consumer receivables;

•	our ability to successfully acquire receivables of new asset types;

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

•
our ability to comply with existing and new regulations of the collection industry, the failure of which could result in penalties, fines, litigation, damage to our reputation, or the suspension or termination of or required modification to our ability to conduct our business;

•
our ability to adjust to debt collection and debt-buying regulations that may be promulgated by the Consumer Financial Protection Bureau ("CFPB") and the regulatory and enforcement activities of the CFPB, including an ongoing CFPB inquiry;

•	our ability to satisfy the restrictive covenants in our debt agreements;

•	changes in governmental laws and regulations or the manner in which they are interpreted or applied which could increase our costs and liabilities or impact our operations;

•
investigations or enforcement actions by governmental authorities, which could result in changes to our business practices; negatively impact our portfolio purchasing volume; make collection of account balances more difficult or expose us to the risk of fines, penalties, restitution payments, and litigation;

•
changes in interest or exchange rates, which could reduce our net income, and the possibility that future hedging strategies may not be successful, which could adversely affect our results of operations and financial condition, as could our failure to comply with hedge accounting principles and interpretations;

•	our ability to obtain adequate insurance coverage at reasonable prices;

•	our ability to manage growth successfully or to integrate our growth strategy;

•	the possibility that we could incur business to technology disruptions or cyber incidents or not adapt to technological advances;

•	our ability to manage risks associated with our international operations, which risks have increased as a result of the Aktiv Kapital AS ("Aktiv") acquisition;

•	our ability to integrate the Aktiv business;

•	our ability to recognize the anticipated synergies and benefits of the Aktiv acquisition;

•	changes in tax laws regarding earnings of our subsidiaries located outside of the United States;

•	the possibility that compliance with foreign and U.S. laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions;

•	net capital requirements pursuant to the European Union Capital Requirements Directive (the "CRD IV"), which could impede the business operations of our subsidiaries;

•	the incurrence of significant transaction, integration, and restructuring costs in connection with the Aktiv acquisition;

•	our exposure to additional tax liabilities as a result of the Aktiv acquisition;

•	the possibility that we could incur goodwill or other intangible asset impairment charges;

•	our ability to retain existing clients and obtain new clients for our fee-for-service businesses;

•	our work force could become unionized in the future, which could adversely affect the stability of our production and increase our costs;

•	our ability to maintain, renegotiate or replace our credit facility;

•	the possibility that the accounting for convertible debt securities could have an adverse effect on our financial results;

•	the possibility that conversion of the convertible senior notes could affect the price of our common stock;

•	our ability to raise the funds necessary to repurchase the convertible senior notes or to settle conversions in cash;

•	the imposition of additional taxes on us;

•	the possibility that we could incur significant allowance charges on our finance receivables;

•	our loss contingency accruals may not be adequate to cover actual losses;

•	class action suits and other litigation could divert our management’s attention and increase our expenses;

•	the degree, nature, and resources of our competition;

•	the possibility that new business acquisitions prove unsuccessful or strain or divert our resources;

•	the possibility that we or our industry could experience negative publicity or reputational attacks;

•	the possibility that a sudden collapse of one of the financial institutions in which we are depositors could negatively affect our financial results;

•	efforts to establish and maintain effective internal controls, procedures, and disclosure controls related to Aktiv, which could require significant resources and divert management attention; and

•	the risk factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).
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

General
Our international business focuses upon the acquisition, collection, and processing of both unpaid and normal-course accounts receivable originally owed to credit grantors, governments, retailers and others. Our primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. The accounts we acquire are the unpaid obligations of individuals owed to credit grantors, which primarily include banks, and other types of consumer, retail, and auto finance companies. We also provide fee-based services, including contingent collections of defaulted finance receivables in Europe, vehicle location, skip tracing and collateral recovery services for auto lenders, governments and law enforcement via PRA Location Services, LLC (“PLS”), revenue administration, audit and debt discovery/recovery services for local government entities through PRA Government Services, LLC and MuniServices, LLC (collectively “PGS”) and class action claims recovery services and related payment processing via Claims Compensation Bureau, LLC (“CCB”). We have one reportable segment, accounts receivable management, based on similarities among the operating units including the nature of the products and services, the nature of the production processes, the types or classes of customers for our products and services, the methods used to distribute our products and services, and the nature of the regulatory environment.
The scale and scope of our international business expanded substantially during 2014. On July 1, 2014 we acquired Pamplona Capital Management's (“PCM”) Individual Voluntary Arrangements (“IVA”) Master Servicing Platform and other operating assets in the United Kingdom, which expanded our ability to offer comprehensive debt-buying solutions to global clients across a variety of their defaulted customer accounts.

On July 16, 2014 we completed the purchase of all of the outstanding equity of Aktiv, a Norway-based leader in acquiring and servicing non-performing consumer debt throughout Europe and Canada. This acquisition provided us with immediate revenue growth from the substantial portfolio of assets acquired from Aktiv, access to sellers of defaulted receivables in several new markets beyond the United States, Canada, and the United Kingdom, and a platform for growing investment in, and servicing of, defaulted receivables debt across Europe. The Aktiv acquisition allowed us to become one of the world's largest acquirers of defaulted receivables from banks and other creditors, with more than $4.6 billion in consolidated estimated remaining collections from customers at that time. Since the acquisition of Aktiv and PCM, we have invested over $171 million in European and Canadian portfolios.
We refer to Aktiv's European operations, together with PCM and PRA UK, as PRA Europe.
We believe that the strengths of our business are our sophisticated approach to portfolio pricing, segmentation and servicing, our emphasis on developing and retaining our collection personnel, our sophisticated processing systems and procedures, our relationships with many of the largest consumer lenders in the United States, and our extensive compliance systems and culture.
Our Core business specializes in receivables that have been charged-off by the credit grantor. Because the credit grantor and/or other debt servicing companies have unsuccessfully attempted to fully collect these receivables, we are able to purchase them at a substantial discount to their face value. The success of our business depends on our ability to purchase portfolios of defaulted consumer receivables at appropriate valuations and to collect on those receivables in a compliant, effective and efficient manner.
Our Insolvency (formerly known as Bankruptcy) business consists primarily of purchasing accounts that are involved in a Chapter 13 bankruptcy proceeding from credit grantors based in the United States. This business has developed into a very meaningful part of our overall debt-buying business since we began making investments of this type in 2004. During 2014, the geographic footprint of the Insolvency business expanded as we entered 1) the Canadian market with the purchase of a portfolio of Insolvency accounts, and 2) the European market with the aforementioned acquisition of PCM's Master Servicing Platform.
We have achieved strong financial results since inception. For example, over the past ten years, our cash collections increased from $153.4 million in 2004 to $1.38 billion in 2014, representing a compound annual growth rate of 24.6%. Total revenue has grown from $113.4 million in 2004 to $881.0 million in 2014, representing a compound annual growth rate of 22.8%. Similarly, net income has grown from $27.5 million in 2004 to net income attributable to PRA Group, Inc. (“PRA”) of $176.5 million in 2014, representing a compound annual growth rate of 20.4%.
We were initially formed as Portfolio Recovery Associates, L.L.C., a Delaware limited liability company, on March 20, 1996. In connection with our 2002 initial public offering (our “IPO”), all of the membership units of Portfolio Recovery Associates, L.L.C. were exchanged, simultaneously with the effectiveness of our registration statement, for a single class of Portfolio Recovery Associates, Inc. common stock, and a new Delaware corporation formed on August 7, 2002. Accordingly, the members of Portfolio Recovery Associates, L.L.C. became the common stockholders of Portfolio Recovery Associates, Inc., which became the parent company of Portfolio Recovery Associates, L.L.C. and its subsidiaries. On October 23, 2014, following the acquisition of Aktiv, we changed our name to PRA Group, Inc.
Frequently Used Terms
We use the following terminology throughout this document:

•
“Allowance charges” refers to a reduction in income recognized on finance receivables on pools of finance receivables whose cash collection estimates were below expectations or are projected to be below expectations.

•	“Amortization rate” refers to cash collections applied to principal on finance receivables as a percentage of total cash collections.

•	“Buybacks” refers to purchase price refunded by the seller due to the return of ineligible accounts.

•	“Cash collections” refers to collections on our owned finance receivables portfolios.

•	“Cash receipts” refers to collections on our owned finance receivables portfolios plus fee income.

•
“Core” accounts or portfolios refer to accounts or portfolios that are defaulted receivables and are not in an insolvent status upon purchase. These accounts are aggregated separately from insolvency accounts.

•	“Estimated remaining collections” or "ERC" refers to the sum of all future projected cash collections on our owned finance receivables portfolios.

•	“Fee income” refers to revenues generated from our fee-for-service businesses.

•	“Income recognized on finance receivables” refers to income derived from our owned finance receivables portfolios.

•	“Income recognized on finance receivables, net” refers to income derived from our owned finance receivables portfolios and is shown net of allowance charges/reversals.

•
“Insolvency” accounts or portfolios refer to accounts or portfolios of receivables that are in an insolvent status when we purchase them and as such are purchased as a pool of insolvent accounts. These include Individual Voluntary Arrangements ("IVA's"), Trust Deeds in the U.K., Consumer Proposals in Canada and bankruptcy accounts in the U.S., Canada and the U.K.

•	“Net finance receivable balance” is recorded on our balance sheet and refers to the purchase price less principal amortization and net allowance charges/reversals.

•	“Principal amortization” refers to cash collections applied to principal on finance receivables.

•	“Purchase price” refers to the cash paid to a seller to acquire defaulted finance receivables, plus certain capitalized costs, less buybacks.

•	“Purchase price multiple” refers to the total estimated collections on owned finance receivables portfolios divided by purchase price.

•	“Total estimated collections” refers to actual cash collections, including cash sales, plus estimated remaining collections on our finance receivables portfolios.
All references in this report on Form 10-K to the "PRA Group," "our," "we," "us," the "Company" or similar terms are to PRA Group, Inc. and its subsidiaries (formerly known as Portfolio Recovery Associates, Inc.).
Available Information
We maintain an Internet website at the following address: www.pragroup.com.
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
Reports filed with or furnished to the SEC are also available free of charge upon request by contacting our corporate office at:
PRA Group, Inc.
Attn: Corporate Communications
120 Corporate Boulevard, Suite 100
Norfolk, Virginia 23502
Competitive Strengths
We Offer a Compelling Alternative to Global Debt Owners and Domestic Governmental Entities
We offer global debt owners the ability to realize immediate value for their charged-off receivables, through either one-time spot purchase contracts or forward flow contracts that arrange for regular purchases from the debt owner. Our transactional flexibility helps us to meet the needs of global debt owners, leverages our access to capital, and provides us with the opportunity to create consistent and enduring supply relationships. Through our government services business and our European business, we have the ability to service receivables in various ways including collecting on a contingent fee basis. For our government services business, this also includes such services as processing tax payments on behalf of the client and extends to more complicated tax audit and discovery work, as well as additional services that fill the needs of our clients.
Disciplined and Proprietary Underwriting Process
One of the key components of our growth has been our ability to price portfolio acquisitions at levels that have generated profitable returns on investment. Since inception, we have been able to consistently collect more than our purchase price and costs over the collection life cycle of the finance receivables portfolios we have acquired. In doing so, we have generated increasing profits and operational cash flow from these portfolio acquisitions, without relying on the resale of portfolios to achieve these results. In the United States, we have not resold any of our purchased portfolios since 2002 and sold a minimal number of accounts prior to this time frame.
By not using sales as a source of cash and rather holding and collecting the accounts we purchase over the long term, we create static pool history that we believe is unique among our peers. Our portfolio underwriting process utilizes collection results, customer data, and account attributes to effectively value portfolios. Our modeling capabilities continuously evolve as we incorporate new data and develop, test, and adopt new analytical tools that help us improve our underwriting accuracy.
The Core portfolio underwriting process includes both quantitative analytical modeling and qualitative judgment-based analysis that considers the effects of the origination, servicing, and collection history of the portfolios we price. With the addition of data from the Aktiv acquisition, we now have similar capabilities in our European markets. We believe the combination of our deep sample of purchase data, our sophisticated analytical modeling, and the underwriting judgment gained from underwriting thousands of portfolios affords us a significant competitive advantage.
Ability to Hire, Develop and Retain Collection Staff

We place considerable focus on our ability to hire, motivate and retain effective employees throughout the organization, especially our collection staff.  We offer our employees competitive wages with the opportunity to receive incentive compensation where appropriate by position and regulations as driven by geographic location, based on performance while maintaining a focus on compliance.  For collection staff, compliance failures may cause them to lose incentive pay that they would have otherwise earned; those payments may be distributed to other collection staff with outstanding compliance records.  In all positions across the organization, compliance is taken into consideration in an employee’s annual review.  In addition, we offer an attractive benefits package, a comfortable working environment and are committed to an environment that promotes diversity and inclusion.

As of December 31, 2014, we employed approximately 3,900 persons on a full-time basis worldwide.  We believe that our relations with our employees are positive.
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
We have developed financial models and systems for pricing portfolio acquisitions, managing the collections process and monitoring operating results. We regularly prepare a static pool report for each of our portfolios, populating actual results back into our acquisition models to enhance their accuracy. We monitor collection results continuously, seeking to identify and resolve negative trends promptly. In addition, we do not generally sell our purchased finance receivables. Instead, we work them over the long-term, enhancing our knowledge of a portfolio’s performance. The combination of hardware, software and proprietary modeling and systems has been developed by our management team through years of experience in this industry and we believe provides us with an important competitive advantage from the acquisition process all the way through collection and payment operations.

Our systems and infrastructure also enhance our compliance activities. We employ a staff of Quality Control and Compliance employees whose role it is to monitor calls and observe collection system entries as well as monitor and test our daily activities. To enhance this process, where permissible, we employ sophisticated call and work action recording systems which allow us to better monitor compliance and quality of our customer contacts.
Strong Relationships with Major Credit Grantors

We have done business with most of the largest consumer lenders in the United States and in Europe. We maintain an active marketing effort and our senior management team is in contact on a regular basis with existing and potential sellers of defaulted receivables. In addition, we protect our reputation as a reliable and compliant purchaser of defaulted receivables portfolios. Management views our reputation as compliant collectors as an integral part of our value proposition for existing and potential sellers. Moreover, we consistently attempt to negotiate reasonable and mutually acceptable contract terms, resulting in a confident and expeditious closing process for both parties. We believe our strong relationships with major credit grantors provide us with access to quality opportunities for portfolio purchases.
Experienced Management Team
We have an experienced management team with considerable expertise in the accounts receivable management industry. Prior to our formation, our founders played key roles in the development and management of a receivables acquisition and divestiture operation of Household Recovery Services, a subsidiary of Household International. As we have grown, the original management team has been expanded substantially to include a group of experienced, seasoned executives. Following is a summary of our executive management team.

Name	Position	Prior Experience	PRA Tenure (Years)	Relevant Industry Experience (Years)
Steve Fredrickson	Chairman, President and Chief Executive Officer	Household Recovery Services, Continental Illinois National Bank and Trust Company	18	30+
Kevin Stevenson	Executive Vice President, Chief Financial and Administrative Officer, Treasurer and Assistant Secretary	Household Recovery Services, Household Bank	18	26+
Neal Stern	Executive Vice President, Operations	Target Financial Services, US Bank, Transamerica	6	23+
Chris Graves	Executive Vice President, Core Acquisitions	Capital One, Signet Bank, First Union	9	22+
Judith Scott	Executive Vice President, General Counsel and Corporate Secretary	Commonwealth of Virginia, Virginia Housing Development Authority	16	30+
Kent McCammon	Executive Vice President, Strategy and Business Development	Trader Publishing Company, Atlantic Capital Management, Inc., Scott and Stringfellow, Smith Barney, Lehman Brothers, Shamrock Holdings, Inc.	7	25+
Michael Petit	President, Insolvency Investment Services	Pacific Crest Securities, Caterpillar, Banc One Capital Markets, Ford Motor Company, Jefferies and Company, Continental Bank	11	25+
Steve Roberts	President, Business and Government Services	ShopText, Interpublic Group, Otis, Carrier, Digitas, United Technologies	2	29+
Michelle Link	Senior Vice President, Human Resources	Amerigroup, Corning, Cigna, Blue Cross Blue Shield	4	17+
Laura White	Global Chief Compliance Officer	Allianz, Federal Reserve Bank of Richmond, Capital One	1	22
Geir Olsen	Chief Executive Officer, PRA Group Europe	McKinsey & Company, Inc., Tandberg/Cisco, Aktiv Kapital	1	8
Portfolio Acquisitions
Our portfolio of finance receivables includes a diverse set of accounts that can be categorized by asset type, age and size of account, level of previous collection efforts and geography. To identify buying opportunities, we maintain an extensive marketing effort with our senior officers contacting known and prospective sellers of finance receivables. We have acquired receivables of Visa®, MasterCard®, private label and other credit cards, installment loans, lines of credit, insolvency accounts, deficiency balances of various types, legal judgments, and trade payables, all from a variety of receivable owners. These sellers include major banks, credit unions, consumer finance companies, telecommunication providers, retailers, utilities, auto finance companies, student loan companies, and other debt buyers. In addition, we make periodic visits to the operating sites of sellers of receivables and attend numerous industry events in an effort to develop account purchase opportunities. We also maintain active relationships with brokers of defaulted finance receivables.
Since our formation, we have purchased accounts from approximately 150 debt owners. We have acquired portfolios at various price levels, depending on the age of the portfolio, its geographic distribution, our historical experience with a certain asset type or credit grantor and similar factors. A typical defaulted finance receivables portfolio that we acquire ranges from $1 million to $150 million in face value and contains receivables from diverse geographic locations with average initial individual account balances of $400 to $7,000.
The age of a Core portfolio (the time since an account has been charged off) is an important factor in determining the value we place on the portfolio. Generally, there is an inverse relationship between the age of a Core portfolio and the price we can pay to purchase the portfolio. This relationship is due to the fact that older Core portfolio receivables typically liquidate at lower rates. The accounts receivables management industry places Core portfolio receivables into categories depending on the number of collection agencies that have previously attempted to collect on the receivables. Fresh accounts are typically past due 120 to 270 days, charged-off by the credit grantor and are typically sold prior to the seller conducting any post-charge-off collection activity. These accounts typically sell for the highest purchase price. Primary accounts are charged-off, are typically 360 to 450 days past due, and have been previously placed with one contingent fee servicer and receive a lower purchase price. Secondary and tertiary accounts are charged-off, are typically more than 540 days past due, and have been placed with two or three contingent fee servicers and receive even lower purchase prices. We also occasionally purchase portfolios of charged-off accounts previously worked by four or more agencies and these are typically older and receive an even lower price.
In addition, we purchase portfolios of accounts that are included in certain types of consumer insolvency proceedings. Given our U.S. focus historically, these insolvency accounts are typically those filed under Chapter 13 of the U.S. Bankruptcy Code and have an associated payment plan that generally ranges from 3 to 5 years in duration. We purchase portfolios of insolvency accounts in both forward flow and spot transactions and, consequently, they can be at any age in the bankruptcy plan life cycle. Non-U.S. Insolvency accounts may have some slight differences, but will generally operate similarly.
We also review the geographic distribution of accounts within a portfolio because we have found that state-specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and bankruptcy trends vary regionally and are factored into our purchase price equation.
Purchasing Process
We acquire portfolios from debt owners through auctions and negotiated sales. In an auction process, the seller will assemble a portfolio of receivables and will seek purchase prices from specifically invited potential purchasers. In a privately negotiated sale process, the debt owner will contact one purchaser directly, receive a bid, and negotiate the terms of sale. In either case, typically, invited purchasers will have already successfully completed a qualification process that can include the owner's reviews of any or all of the following: the purchaser’s experience, reputation, financial standing, operating procedures, business practices, and compliance oversight.
We also acquire accounts through forward flow contracts. Under a forward flow contract we agree to purchase defaulted finance receivables from a debt owner on a periodic basis, at a price equal to a set percentage of face value of the receivables over a specified time period, generally from three to twelve months. These agreements often contain a requirement that the attributes and selection criteria of the receivables to be sold will not significantly change each month. If this requirement is not adhered to, the contract will typically allow for the correction of any material file deficiencies by the seller or other appropriate remedies as mutually agreed upon. Forward flow contracts provide debt owners with a predictable source of value for defaulted accounts, and provide the debt purchaser with a steady and reliable source of receivables for its collection operation.
In a typical Core portfolio sale transaction, after signing a non-disclosure agreement, a debt owner distributes a computer data file containing ten to fifteen essential data fields on each account in the portfolio offered for sale. Such fields typically include, but are not limited to, the customer's name, address, outstanding balance, date of charge-off, date of last payment and the date the account was opened. Additionally, we typically receive a survey from the debt owner, which describes the origination, servicing, and collection history of the accounts selected for sale. We may also receive representative samples of account documentation for review, to include statements, account agreements, promissory notes, and other documents, as applicable. We perform our data due diligence on the portfolio by electronically checking the data, provided to us through secured delivery, using proprietary data quality algorithms, and when possible, cross-check the data against the accounts in our owned portfolio database. We compile a variety of portfolio level reports, examining all available data. In certain markets, we will also perform on-site due diligence at the debt owner's operation.
In order to determine a purchase price for a Core portfolio in the U.S., we generally use two separate internally developed computer models. We analyze the portfolio using our proprietary multiple linear regression model, which analyzes the accounts of the portfolio using predictive variables and projects a portfolio liquidation rate. We also analyze the portfolio as a whole using an adjustment model, which is used in combination with a cash flow model that utilizes our collections results from similar portfolios we have previously purchased. We supplement the adjustment model with qualitative background information about the origination, servicing and collection history of the portfolio. Finally, we may employ a model that creates statistically similar portfolios from our existing accounts across our purchased inventory and develops estimated collection curves that are used in our price modeling. From these models we derive our quantitative projections which are used to help price transactions. The multiple linear regression model is also used to prioritize collection work efforts subsequent to purchase. With respect to prospective forward flow contracts and other long-term relationships, we obtain a representative file that we use to determine the price of the forward flow arrangement. Then each month during the flow term, we receive the actual sale file to be funded, and compare it to the representative file noted above to determine if the delivered file meets the file quality standards established by the initial pricing file. This process allows us to confirm that the accounts we are purchasing are materially consistent with those we agreed to purchase under the forward flow contract. When purchasing insolvency receivables, we follow a similar analytical process but utilize completely separate, specifically designed pricing models.
In order to determine a purchase price for a Core portfolio outside of the U.S., we use a combination of models developed by Aktiv.  One is a reference model that utilizes actual collections and cost experience yielded from other comparable portfolios Aktiv previously acquired within the same country as the portfolio being considered for purchase. Other models utilize data from Aktiv’s data warehouse and employ statistical approaches to project the likelihood and amount of receiving payments over the economic life of the portfolio being considered. Models that use decay and amortization approaches can also be employed, depending on the portfolio. When available, external data sources are utilized to enhance underwriting accuracy. As in the U.S., quantitative projections of collections and costs are adjusted based upon qualitative background information we collect that describes the origination, servicing and collection history of the portfolio.

We maintain a detailed static pool profile for each portfolio that we have acquired, capturing demographic data and revenue and expense items for further analysis. We use our static pool analysis to refine the underwriting models that we use to price future portfolio purchases. The results of the static pool analysis are input back into our models, increasing the accuracy of the models as the data set increases with every portfolio purchase and each day’s collection efforts. We generally do not sell our purchased receivables, but rather we work them over the long-term, enhancing our knowledge of a pool’s long-term performance.

The quantitative and qualitative data derived in our due diligence process is evaluated, considering both any subjective factors about the portfolio or the debt owner and our knowledge of the current defaulted consumer receivables market. A portfolio acquisition approval memorandum is then prepared for each prospective portfolio before a purchase price is submitted to the debt owner. This approval memorandum, which outlines the portfolio’s anticipated collectability, costs, returns, risks, and purchase structure, is distributed to members of our Investment Committee. The approval by the Investment Committee sets a maximum purchase price for the portfolio.

Once a portfolio purchase has been approved by our Investment Committee and the terms of the sale have been agreed to with the debt owner, the acquisition is documented in an agreement that contains mutually agreeable terms and conditions. Provisions are typically incorporated for disputed, fraudulent, deceased, bankrupt (in the case of Core portfolio purchases), or other ineligible accounts and the debt owner typically either agrees to repurchase these accounts or replace them with acceptable replacement accounts within certain time frames.
Owned-Portfolio Collection Operations
Call Center Operations
In higher volume markets our collection efforts leverage call centers. In some newer markets or in markets that have less consistent debt purchasing patterns, most notably outside the United States, we may utilize external vendors to do some or all of this work. Whether the accounts are being worked internally or externally we utilize our analysis to proportionally direct work efforts to those customers most likely to pay. The analysis driving those decisions relies on various models, and variables that have the highest correlation to profitable collection call activity.
The collectability forecast for a newly acquired portfolio will help determine our initial collection strategy. Accounts that are initially determined to have the highest predicted collection probability will be worked immediately and with greater efforts. Less collectible accounts may be set aside to be worked with less frequency or with lower cost methods. After owning an account for a month we begin reassessing the collectability based on a set of observed account characteristics and behaviors. Some accounts may be worked using a letter and/or settlement strategy.
On the initial contact call, a customer is given a standardized presentation on resolving his or her account with us. During this call, emphasis is placed on determining the reason for the customer’s default to better assess the customer’s situation and create a plan for repayment. The collectors work to obtain a repayment plan that is appropriate to the customer's ability to make a repayment. At times, when determined to be appropriate, and in many cases with management approval, a reduced lump-sum settlement may be agreed upon.
If a collector or an external vendor is unable to establish contact with a customer based on information received or stored, the systems generally will supplement the account information by leveraging a series of automated skip tracing procedures. Skip tracing is the process of developing new phone, address, job or asset information on a customer, or verifying the accuracy of such information.
Legal Recovery – Core Portfolios
An important component of our collections effort involves our legal recovery department and the judicial collection of accounts of customers who we believe have the ability, but not the willingness, to resolve their obligations. There are some markets in which the collection process follows a prescribed time-sensitive and sequential set of legal actions, but in the majority of instances we use models and analysis and select those accounts reflecting a high propensity to pay in a legal environment. Depending on the balance of the receivable and the applicable local collection laws, we determine whether to commence legal action to judicially collect on the receivable. The legal process can take an extended period of time, but it also generates cash collections that likely would not have been realized otherwise.

We use a combination of internal staff (attorney and support), as well as external attorneys, to pursue legal collections under certain circumstances. Over the past several years we have focused on developing our internal legal collection capability. Throughout our markets, we have the capability to initiate lawsuits in amounts up to the jurisdictional limits of the respective courts. Our legal recovery department, using external vendors, also collects claims where appropriate against estates in cases involving deceased debtors having assets at the time of death. Our legal recovery departments oversee our internal legal collections and coordinate nationwide collections attorney networks which are responsible for the preparation and filing of judicial collection proceedings in multiple jurisdictions, determining the suit criteria, and instituting wage garnishments to satisfy judgments. Our external law firms usually work on a contingent fee basis. As our portfolio matures, it is likely that a larger number of accounts will be directed to our legal recovery department for judicial collection; consequently, we anticipate that legal cash collections will grow commensurately and comprise a larger percentage of our total Core cash collections.
Insolvency Operations
Insolvency Operations in the United States manages customer filings under the U.S. Bankruptcy Code on debtor accounts derived from three sources; (1) our purchased pools of bankrupt accounts, (2) our Core purchased pools of charged-off accounts that have filed for bankruptcy or insolvency protection after being acquired by us, and (3) our third-party servicing client relationships. On PRA owned accounts, we file proofs of claim (“POCs”) or claim transfers and actively manage these accounts through the entire life cycle of the insolvency proceeding in order to substantiate our claims and ensure that we participate in any distributions to creditors. On accounts managed under a third-party relationship, we work on either a full service contingency fee basis or a menu style fee-for-service basis; this is not a significant portion of our insolvency operations.
We developed our proprietary Bankruptcy Management System (“BMS”) as a highly secured, access controlled platform for providing bankruptcy notification services, filing POCs and claim transfers, managing documents, administering our case load, posting and reconciling payments and providing customized reports. BMS is a robust system designed to manage claims processing and case management in a high-volume, compliance-sensitive environment. The system is highly flexible and its capacity is easily expanded. Daily processing volumes are managed to meet individual bar dates associated with each bankruptcy case and specific client turnaround times. BMS and its underlying business rules were developed with emphasis first on minimizing risks through strict compliance to the bankruptcy code and applicable laws, rules and regulation, and then on maximizing recoveries from electronic claim filing and strategic case administration.
Each of our insolvency operations employees goes through an entry-level training program to familiarize them with BMS and the bankruptcy process, including a general overview of how we interact with the courts, debtors' attorneys and trustees. We also use a tiered process of cross training designed to familiarize advancing employees with a variety of operational assignments and analytical tasks. For example, we utilize specially trained employees to perform advanced data matching and analytics for clients, while others are tasked with resolving various case matters directly with attorneys and trustees.
Our global insolvency business operates under the name Insolvency Investment Services ("IIS"). Our insolvency operations outside of the United States are not significant at this time.
Fee-for-Service Businesses
Through our subsidiaries, we provide fee-based services, including vehicle location, skip tracing and collateral recovery services for auto lenders, governments and law enforcement via PLS; revenue administration, audit, and discovery/recovery services for government entities through PGS; class action claims recovery services and related payment processing through CCB and contingent fees earned on the collection of finance receivables from PRA Europe.
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
PGS primarily derives its revenue from servicing taxing authorities in several different ways, including processing their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection services are standard commission-based billings or fee-for-service transactions. When audits are conducted, there are two components. The first is a charge for the hours incurred on conducting the audit, based on a contractual billing rate. The gross billing amount based on the aforementioned billing rate is a component of the line item “Fee income” while the salary expense is included in the line item “Compensation and employee services.” The second item is for expenses incurred while conducting the audit. Most jurisdictions will reimburse us for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item “Fee income” and the expense component is included in its appropriate expense category, generally, “Other operating expenses.”
CCB derives its revenue from filing anti-trust and securities class action claims on behalf of institutional investors, retailers, manufacturers, and other businesses. CCB’s process allows clients to maximize settlement recoveries, in many cases participating in settlements they would otherwise not know existed. CCB charges fees for its services and works with clients to identify, prepare and submit claims to class action administrators charged with disbursing class action settlement funds. In addition, we purchase the rights to existing and future class action claims identified by CCB.
PRA Europe also contributes to the fee-for-service business through its servicing of finance receivables on a contingent fee basis. These receivables are owned by our clients and placed under a contingent fee commission arrangement. PRA Europe is paid to collect funds from the client's debtors and earn a commission generally expressed as a percentage of the gross collections amount. This portion of the "Fee income" line of our income statement reflects the contingent fee amount earned, and not the gross collection amount.
Competition

We face competition in both of the markets we serve; purchased receivables portfolio and fee-for-service receivables management. Purchased portfolio competition comes from other purchasers of defaulted receivables portfolios, third-party contingent fee collection agencies and debt owners that manage their own defaulted receivables rather than outsourcing them. Fee-for-service competition comes from new and existing providers of outsourced receivables management services. Many debt owners have become more cautious recently, preferring to sell to experienced portfolio purchasers that maintain compliance with all applicable regulations. This trend effectively constitutes significant barriers to successful entry for new competitors. While both markets remain competitive, the contingent fee industry is more fragmented than the purchased portfolio industry.

We face bidding competition in our acquisition of defaulted finance receivables and in obtaining placements for our fee-for-service businesses. We also compete on the basis of reputation, industry experience and performance. Among the positive factors which we believe influence our ability to compete effectively in this market are our ability to bid on portfolios at appropriate prices, our reputation from previous portfolio purchase transactions regarding our ability to close transactions in a timely fashion, our relationships with grantors of receivables, our team of well-trained collectors who provide quality customer service while complying with applicable collection laws, and our ability to efficiently and effectively collect on various asset types. Competitors that have a substantially greater number of personnel; financial and other resources; greater adaptability to changing market needs; or more established relationships in our industry than we currently have, could influence our ability to compete effectively.
Information Technology
Technology Operating Systems and Server Platform
The architecture and design of our systems provides us with a technology system that is flexible, secure, reliable and redundant to provide for the protection of our sensitive data. We utilize Intel-based servers running Microsoft Windows and Linux operating systems.  In addition, we utilize a blend of purchased and proprietary software systems tailored to the needs of our business. These systems are designed to eliminate inefficiencies in our collections and continue to meet business objectives in a changing environment.
Network Technology
To provide delivery of our applications, we employ server network architecture to support high-speed data transport. Our network system is designed to be scalable and meet expansion and inter-building bandwidth and quality of service demands.
Database and Software Systems
The ability to access and utilize data is essential to us being able to operate in a cost-effective manner. Our centralized computer-based information systems support the core processing functions of our business under a set of integrated databases and are designed to be scalable to accommodate our internal growth. This integrated approach helps to assure that data sources are processed efficiently. We use these systems for portfolio and client management, skip tracing, check taking, financial and management accounting, reporting, and planning and analysis. We use a combination of Microsoft and Oracle database software to manage our portfolios and financial, customer and sales data. PGS, PLS, IIS, PRA Europe and CCB all maintain a unique mix of proprietary and vended software systems that manage the movement of data, accounts and information throughout these business units.
Redundancy, System Backup, Security and Disaster Recovery
Our data centers provide the infrastructure for collection services and uninterrupted support of data, applications and hardware for all of our business units. We believe our facilities and operations include sufficient redundancy, file back-up and security to minimize the exposure to systems failure or unauthorized access. The preparations in this area include the use of data centers in Virginia; Tennessee; London, United Kingdom; and Oslo, Norway in order to help provide redundancy for data and processes should one site be completely disabled. We have a disaster recovery plan covering our business that is tested on a periodic basis. The configuration of our locally distributed call control systems provides enterprise-wide call and data distribution between our call centers for efficient portfolio collection and business operations. In addition to data replication between the sites, differential backups of both software and databases are performed on a daily basis and a full system backup is performed weekly. Backup data tapes are stored at an off-site location along with copies of schedules and production control procedures, procedures for recovery using an off-site data center, and documentation and other critical information necessary for recovery and continued operation. Our Virginia headquarters has two separate telecommunications feeds, uninterruptible power supplies and natural gas and diesel-generators, all of which provide a level of redundancy should a power outage or interruption occur. We have generators installed at each of our domestic call centers, as well as some of our subsidiary locations in the United States. We employ rigorous physical and electronic security to protect our data. Our call centers have restricted card key access and appropriate additional physical security measures. Electronic protections include data encryption, firewalls and multi-level access controls.
Employees
As of December 31, 2014, we employed approximately 3,900 persons on a full-time basis in North America and Europe. We believe that our relations with our employees are positive. While none of our North American employees are represented by a union or covered by a collective bargaining agreement, we do work closely with a number of European Works Councils and in countries where it is the customary local practice, such as Finland and Spain we have collective bargaining agreements.
Collection Personnel
Our collectors are critical to the success of our debt collection business as a significant portion of our Core portfolio collection efforts occur as a result of telephone contact with customers. We have found that the tenure and productivity of our collectors are directly related. Therefore, attracting, hiring, training, retaining and motivating our collection personnel is a major focus for us. We pay our collectors competitive wages and offer benefits consistent with local country norms. In addition to a base wage, we provide collectors with the opportunity to receive compensation through an incentive compensation program that pays bonuses above a set monthly base, based upon each collector’s collection and compliance results. Compliance failures may cause them to lose incentive pay that they would have otherwise earned; those payments may be distributed to other collection staff with outstanding compliance records. This program is designed to ensure that employees are paid based not only on performance, but also on consistency, quality and compliance.

We believe that we offer a competitive and, in many cases, a higher base wage than many local employers in many of our markets, and therefore have access to a large number of eligible personnel in each of our call center locations.
Collections Training
We provide a comprehensive multi-week training program for all new owned receivables portfolio collectors. Our training program begins with lectures on collection techniques, local, state and federal collection laws, systems, negotiation skills, skip tracing and telephone use. These sessions are then followed by additional weeks of practical instruction, including conducting live calls with additional managerial supervision in order to provide employees with confidence and guidance while still contributing to our profitability. Each trainee must successfully pass a comprehensive examination before being assigned to the collection floor, as well as once a year thereafter. Where permissible, we employ sophisticated call and work action recording systems which allow us to better monitor compliance and quality of customer contacts. This, in turn, allows us to offer additional training in areas of deficiency to increase productivity and improve compliance.
Each of our insolvency operations employees goes through an entry-level training program to familiarize them with BMS and the bankruptcy process, including a general overview of how we interact with the courts, debtor’s attorneys and trustees. We also use a tiered process of cross training designed to familiarize advancing employees with a variety of operational assignments and analytical tasks. For example, we utilize specially trained employees to perform advanced data matching and analytics for clients, while others are tasked with resolving objections directly with attorneys and trustees. In rare circumstances, resolution of these objections may need to be effectuated by working through our network of local counsel.
Office of General Counsel

Our Office of General Counsel manages general corporate governance; litigation; insurance; corporate and commercial transactions; intellectual property; contract and document preparation and review; compliance with federal securities laws and other applicable regulations and statutes; business acquisitions; and dispute and complaint resolution.

Compliance

Our Code of Ethics is available at the Investor Relations page of our website at www.pragroup.com. We have implemented company-wide compliance training for our employees and directors, ethics training and annual compliance testing. In addition, we have established a confidential telephone hotline and email and web-based portals to report suspected policy violations, fraud, embezzlement, deception in record keeping and reporting, accounting, auditing matters and other acts which are inappropriate, criminal and/or unethical.  Our Chief Compliance Officer is a direct report to the President and CEO and reports to the Compliance Committee of the Board of Directors. Our compliance department regularly tests controls embedded in business processes designed to ensure compliance with laws, regulations and internal policy. These practices of regular internal monitoring and testing assist in identifying compliance risks and detecting and preventing any deviations from policy. In order to ensure that our employees carry out their job responsibilities in a compliant way, our Office of General Counsel advises our employees on compliance with the laws and regulations that govern the various industries and markets within which the Company operates and provides our operations personnel and our training department with summaries and updates concerning statutory and regulatory changes and relevant case law so that they are aware of and in compliance with the laws and judicial decisions that may impact their job duties.
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
Gramm-Leach-Bliley Act. This act requires that certain financial institutions, including collection agencies, develop policies to protect the privacy of consumers' private financial information and provide notices to consumers advising them of their privacy policies. This act also requires that if private personal information concerning a consumer is shared with another unrelated institution, the consumer must be given an opportunity to opt out of having such information shared. Since we do not share consumer information with non-related entities, except as required by law, or except as needed to collect on receivables, our consumers are not entitled to any opt-out rights under this act. This act is enforced by the Federal Trade Commission (the "FTC"), which has retained exclusive jurisdiction over its enforcement, and does not afford a private cause of action to consumers who may wish to pursue legal action against a financial institution for violations of this act.
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
Americans with Disabilities Act. The Americans with Disabilities Act (“ADA”), signed into law in 1990, mandates equal treatment for people with disabilities. More specifically, the ADA requires that telecommunications companies operating in the United States take steps to ensure functionally equivalent services are available for their consumers with disabilities, and requires accommodation of consumers with disabilities, such as the implementation of telecommunications relay services.
Dodd-Frank Wall Street Reform and Consumer Protection Act.  On July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law, and along with it, the Unfair, Deceptive, or Abusive Acts or Practices (“UDAAP”) provisions included therein.  The Dodd-Frank Act restructured the regulation and supervision of the financial services industry and created the CFPB, with rulemaking, supervisory, and enforcement authority over larger consumer debt collectors.  The Dodd-Frank Act also provides for the CFPB to have the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive,” or “abusive,” and hence unlawful. The ultimate impact of the Dodd-Frank Act on our business cannot be determined at this time.
U.S. Foreign Corrupt Practices Act, U.K. Bribery Act and Other Applicable Legislation.  Our operations outside the United States are subject to the United States Foreign Corrupt Practices Act ("FCPA"), which prohibits United States companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in order to obtain an unfair advantage, to help, obtain or retain business. Violations of these laws and related rules and regulations can result in the imposition of significant civil and criminal fines, penalties and sanctions.
The U.S. Congress and several states have enacted legislation concerning identity theft. Additional consumer protection and privacy protection laws may be enacted in the United States and the United Kingdom that would impose additional requirements on the enforcement of and recovery on consumer credit card or installment accounts.
Our United Kingdom subsidiaries are subject to regulatory oversight by the Financial Conduct Authority under the Financial Services and Markets Act 2000. We must also comply with the provisions of the Data Protection Act of 1998, as well as authorization, notification and reporting requirements specific to our operations in the United Kingdom.
Under the United Kingdom consumer credit regime, the requirements for entering into, and ongoing management of, consumer credit agreements are included in the Consumer Credit Act 1974 (and its related regulations), the Unfair Terms in Consumer Contracts Regulations of 1999 and the Financial Conduct Authority’s consumer credit conduct of business rules. Failure to comply with the Consumer Credit Act 1974 and the Unfair Terms in Consumer Contracts Regulations of 1999 can make agreements (or particular unfair terms contained within agreements) unenforceable or can result in a requirement that charged and collected interest be repaid. The failure to comply with the Financial Conduct Authority’s consumer credit conduct of business rules can result in enforcement action being taken against us. In addition, a debt owner under a regulated consumer credit agreement who is a private person may have a right of action against us where it has suffered a loss as a result of our failure to comply with such rules.
In addition to the regulations on debt collection and debt purchase activities, we must comply with requirements established by the United Kingdom Data Protection Act of 1998 in relation to processing the personal data of its consumers and similar national legislation in other European countries. Similarly, the European Union's (the "EU") Data Protection Directive regulates the processing and free movement of personal data within the EU and transfer of such data outside the EU.

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
Some of the following laws, which apply principally to credit grantors, may also affect our operations to some extent:
• Truth in Lending Act;
• Fair Credit Billing Act; and
• Equal Credit Opportunity Act.
Federal laws which regulate credit grantors require, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods and balance calculation methods associated with their credit card accounts. Consumers are entitled under current laws to have payments and credits applied to their accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. Some laws prohibit discriminatory practices in connection with the extension of credit. Federal statutes further provide that, in some cases, consumers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card. These laws, among others, may give consumers a legal cause of action against us, or may limit our ability to recover amounts owing with respect to the receivables, whether or not we committed any wrongful act or omission in connection with the account. If the credit grantor fails to comply with applicable statutes, rules and regulations, it could create claims and rights for consumers that could reduce or eliminate their obligations to repay the account and have a possible adverse effect on us.
Accordingly, when we acquire defaulted consumer receivables, typically we contractually require credit grantors to indemnify us against any losses caused by their failure to comply with applicable statutes, rules and regulations relating to the receivables before they are sold to us.
      The U.S. Congress and several states have enacted legislation concerning identity theft. Additional consumer protection and privacy protection laws may be enacted in the U.S and Europe that would impose additional requirements on the enforcement of and recovery on consumer credit card or installment accounts. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to recover the receivables. In addition, our failure to comply with these requirements could adversely affect our ability to enforce the receivables.
We cannot assure you that some of our receivables were not established as a result of identity theft or unauthorized use of a credit card. In the event that a receivable was established as a result of identity theft or unauthorized use, we could not recover the amount of the defaulted consumer receivables. As a purchaser of defaulted receivables, we may acquire receivables subject to legitimate defenses on the part of the consumer. Typically our account purchase contracts allow us to return to the debt owners certain receivables that may not be collectible, due to these and other circumstances. Upon return, the debt owners are required to compensate us or replace the receivables with similar receivables or repurchase the receivables. These provisions limit to some extent our losses on such accounts.
In addition to our obligation to comply with applicable federal, state and local laws and regulations, we are also obligated to comply with judicial decisions reached in court cases involving legislation passed by any such governmental bodies.
Following the Aktiv acquisition, we operate on an expanded international basis with additional offices or activities in a number of jurisdictions throughout Europe. As a result, we face increased exposure to risks inherent in conducting business internationally, including compliance with complex foreign and U.S. laws and regulations that apply to our international operations, which could increase our cost of doing business.
Additionally, in accordance with the CRD IV, the Swedish Banking and Financing Business Act and the Supervision of Credit and Investment Institutions Act, certain of our EU subsidiaries are subject to capital adequacy and liquidity requirements as prescribed by the Swedish Financial Supervisory Authority (“SFSA”). As part of our acquisition of Aktiv, the SFAS made an initial determination that these requirements would apply to our European business on a consolidated basis because they are included in a group that includes an entity which has been determined to be an EU authorized credit institution (AK Nordic AB). If the SFSA affirms this position, our European operations could be subject to SFSA's prudential supervision of our consolidated regulatory capital requirements and certain other applicable provisions.

Item 1A. Risk Factors.

An investment in our Company involves risk, including the possibility that the value of the investment could fall substantially. The following are risks that could materially affect our financial results and condition, and the value of, and return on, an investment in our Company.

A prolonged economic recovery or a deterioration in the economic or inflationary environment in North America or Europe may have an adverse effect on our collections, results of operations, revenue and stock price.

Our performance may be affected by economic or inflationary conditions in any market in which we operate. Economic conditions may be impacted by domestic conditions or by global political and economic conditions such as the sovereign debt crises experienced in several European countries. Deterioration in economic conditions, a prolonged economic recovery, or a significant rise in inflation could cause personal bankruptcy and insolvency filings to increase, and the ability of consumers to pay their debts could be adversely affected. This may in turn adversely impact our financial results. Deteriorating economic conditions or a prolonged recovery could also adversely impact the U.S. businesses and governmental entities to which we provide fee-based services, which could reduce our fee income and cash flow.

If global credit market conditions and the stability of global banks deteriorate, it could negatively impact the generation of comprehensive receivable buying opportunities and our business, financial performance, and ability to succeed in foreign markets could be adversely affected. If conditions in major credit markets deteriorate, the amount of consumer or commercial lending and financing could be reduced, thus reducing the amount of potentially purchasable defaulted receivables which we depend on for our operations.

Other factors associated with the economy that could influence our performance include the financial stability of the lenders on our line of credit and our access to capital and credit. The financial turmoil which affected the banking system and financial markets in recent years resulted in a tightening in the credit markets. There could be a number of follow-on effects from the financial turmoil on our business, including a decrease in the value of our financial investments and the insolvency of lending institutions, including the lenders on our line of credit, resulting in our inability to obtain credit. These and other economic factors could have an adverse effect on our financial condition and results of operations.

We may not be able to continually replace our defaulted receivables with additional receivables portfolios sufficient to operate efficiently and profitably, and/or we may not be able to purchase defaulted receivables at appropriate prices.

To operate profitably, we must acquire and service a sufficient amount of defaulted receivables to generate revenue that exceeds our expenses. Fixed costs such as salaries and lease or other facility costs constitute a significant portion of our overhead and, if we do not replace the defaulted receivables portfolios we service with additional portfolios, we may have to reduce the number of our collection personnel. We would then have to rehire collection staff if we subsequently obtain additional defaulted receivables portfolios. These practices could lead to:

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

The availability of receivables portfolios at prices which generate an appropriate return on our investment depends on a number of factors both within and outside of our control, including the following:

•	the continuation of high levels of consumer debt obligations;

•	sales of defaulted receivables portfolios by debt owners; and

•	competitive factors affecting potential purchasers and credit grantors of receivables.

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

Moreover, there can be no assurance that debt owners will continue to sell their defaulted receivables at recent levels or at all, or that we will be able to continue to offer competitive bids for defaulted receivables portfolios. If we are unable to expand our business or adapt to changing market needs as well as our current or future competitors, we may experience reduced access to defaulted receivables portfolios at appropriate prices and reduced profitability.

Because of the length of time involved in collecting defaulted receivables on acquired portfolios and the variability in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner.

A portion of our collections depends on success in individual lawsuits. Additionally, in pursuing legal collections, we may be unable to obtain accurate and authentic account documents for accounts that we purchase, and despite our quality control measures, we cannot be certain that all of the documents we provide are error free.

A portion of our collections on accounts is achieved through the legal channel.  Accordingly, a percentage of our future collections is dependent on success in individual lawsuits, and a portion of those are dependent on the success of third party attorney firms.  In addition, when we collect accounts judicially, courts in certain jurisdictions require that a copy of certain account documents be attached to the pleadings in order to obtain a judgment against the account debtors.  If we are unable to produce accurate and authentic account documents, these courts will deny our claims.  We rely on the debt owners that we purchase from to fulfill their contractual obligations, and if applicable, to provide account documents to us in an accurate and timely fashion.  Additionally, we rely on our employees to produce accurate and authentic documents.  Our inability to obtain these documents from the debt owners, or our own errors in producing account documents, may negatively impact the liquidation rate on such accounts that are subject to judicial collections.  Additionally, our ability to collect non-judicially may be negatively impacted by laws or regulations which require that certain types of account documentation be in our possession prior to the institution of any collection activities.

We may not be able to collect sufficient amounts on our defaulted receivables to fund our operations.

Our principal business consists of acquiring and liquidating receivables that consumers have failed to pay and that the credit grantor has deemed uncollectible and has charged-off. The debt owners have typically made numerous attempts to recover on their defaulted receivables, often using a combination of in-house recovery efforts and third-party collection agencies. These defaulted receivables are difficult to collect and we may not collect a sufficient amount to cover our investment associated with purchasing the defaulted consumer receivables and the costs of running our business.

We may not be successful at acquiring and collecting receivables of new asset types.

We may pursue the acquisition of receivables portfolios of asset types, and in countries in which we have little current experience. We may not be successful in completing acquisitions of receivables of these asset types or in these countries, and our limited experience in these asset types and in these countries may impair our ability to collect on these receivables. This may cause us to pay too much for these receivables and, consequently, we may not generate a profit from these receivables portfolio acquisitions.

Our collections may decrease if certain types of insolvency proceedings and bankruptcy filings involving liquidations increase.

Various economic trends and potential changes to existing legislation may contribute to an increase in the amount of personal bankruptcy and insolvency filings. Under certain of these filings a debtor's assets may be sold to repay creditors, but because the receivables we service are generally unsecured we often would not be able to collect on those receivables. We cannot ensure that our collections would not decline with an increase in personal insolvencies or bankruptcy filings or changes in related regulations or practices. If our actual collection experience with respect to a defaulted or insolvent bankrupt consumer receivables portfolio is significantly lower than we projected when we purchased the portfolio, our financial condition and results of operations could be adversely impacted.

Our ability to collect on portfolios of bankrupt or insolvent consumer receivables may be impacted by changes in, or interpretations of, laws or changes in the administrative practices of the various courts.

We file claims on consumer receivables in which consumers have filed for insolvency or bankruptcy protection under relevant laws. We receive payments from the courts on U.S. receivables which became bankrupt after we acquired them, and we also purchase accounts that are currently in bankruptcy or insolvency proceedings. Our ability to collect on portfolios of bankrupt or insolvent receivables may be impacted by changes in, or interpretations of, laws or changes in administrative practices of the various courts.

Our ability to collect and enforce our finance receivables may be limited under federal, state and foreign laws, regulations and policies.

The businesses conducted by our operating subsidiaries are subject to licensing and regulation by governmental and regulatory bodies in the many jurisdictions in which we operate and conduct our business. Federal and state laws and the laws and regulations of the foreign countries in which we operate may limit our ability to collect and enforce our defaulted consumer receivables regardless of any act or omission on our part.  Some laws and regulations applicable to credit issuers may preclude us from collecting on defaulted consumer receivables we purchase if the credit issuer previously failed to comply with applicable laws in generating or servicing those receivables.  Collection laws and regulations also directly apply to our business.  Such laws and regulations are extensive and subject to change. A variety of federal, state and international laws and regulations govern the collection, use, retention, transmission, sharing and security of consumer data. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on consumer credit receivables.  Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, or changes in the ways that existing rules or laws are interpreted or enforced, may adversely affect our ability to collect on our receivables and may harm our business.  In addition to the creation of the CFPB noted below, federal, state and local governmental bodies are also considering, and may consider in the future, legislative proposals that would regulate the collection of our receivables. Further, certain tax laws could negatively impact our ability to collect or cause us to incur additional expenses. Although we cannot predict if or how any future legislation would impact our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on our receivables, which could reduce our profitability and harm our business.

Failure to comply with existing and new government regulation of the collections industry could result in penalties, fines, litigation, damage to our reputation or the suspension or termination of our ability to conduct our business.

The collections industry throughout the markets in which we operate is governed by various laws and regulations, many of which require us to be a licensed debt collector. Our industry is also at times investigated by regulators and offices of state attorneys general, and subpoenas and other requests or demands for information may be issued by governmental authorities who are investigating debt collection activities. These investigations may result in enforcement actions, fines and penalties, or the assertion of private claims and lawsuits. For instance, in the United States, the FTC has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. In the United Kingdom our operations are subject to regulation and supervision by the Prudential Regulation Authority. As discussed below, our U.S. debt collection activities are also subject to supervision and enforcement action by the CFPB. See “Compliance with complex and evolving foreign and U.S. laws and regulations that apply to our international operations, which will be expanded as a result of the Aktiv acquisition, could increase our cost of doing business in international jurisdictions” below. If any such investigations result in findings that we have failed to comply with applicable laws and regulations, we could be subject to penalties, litigation losses and expenses, damage to our reputation, or the suspension or termination of, or required modification to, our ability to conduct collections, which would adversely affect our financial results and condition. In addition, new laws or regulations or changes in the ways that existing rules or laws are interpreted or enforced could limit our activities in the future or significantly increase the cost of compliance. Furthermore, judges or regulatory bodies could interpret current rules or laws differently than the way we do, leading to such adverse consequences described above.

 In a number of jurisdictions, we must maintain licenses to perform debt recovery services and must satisfy related bonding requirements. It is our policy to comply with all licensing and bonding requirements. Our failure to comply with existing licensing requirements, changing interpretations of existing requirements, or adoption of new licensing requirements, could restrict our ability to collect in regions, subject us to increased regulation, increase our costs, or adversely affect our ability to collect our receivables.

Some laws, among other things, also may limit the interest rate and the fees that a credit grantor may impose on our consumers, limit the time in which we may file legal actions to enforce consumer accounts, and require specific account information for certain collection activities. In addition, local requirements and court rulings in various jurisdictions also may affect our ability to collect.

Moreover, the relationship between consumers and credit card issuers is extensively regulated by consumer protection and related laws and regulations. These laws may affect some of our operations because the majority of our receivables originate through credit card transactions. If the originating institution fails to comply with applicable statutes, rules, and regulations, it could create claims and rights for the consumers that could reduce or eliminate their obligations related to those receivables. When we acquire receivables, we generally require the credit grantor or portfolio reseller to represent that they have complied with applicable statutes, rules and regulations relating to the origination and collection of the receivables before they were sold to us.

Federal statutes further provide that, in some cases, consumers cannot be held liable for, or their liability is limited with respect to, charges to their credit card accounts that resulted from unauthorized use of their credit cards. These laws, among others, may limit our ability to recover amounts owing with respect to the receivables, whether or not we committed any wrongful act or omission in connection with the account. If we fail to comply with applicable laws and regulations, such failure could result in penalties, litigation losses and expenses, damage to our reputation, or otherwise impact our ability to conduct collections efforts, which could adversely affect our financial results and condition.

Changes in governmental laws and regulations could increase our costs and liabilities or impact our operations.

As stated above, the relationship between consumers and credit card issuers is extensively regulated by consumer protection and related laws and regulations. Changes in laws and regulations or the manner in which they are interpreted or applied may alter our business environment. This could affect our results of operations or increase our liabilities. These negative impacts could result from changes in collection laws, laws related to credit reporting, laws related to consumer bankruptcy or insolvency, privacy protection, accounting standards, taxation requirements, employment laws and communications laws, among others. For example, the CFPB is currently in the process of formulating new debt collection regulations.

On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act restructures the regulation and supervision of the financial services industry. Title X of the Dodd-Frank Act (also referred to as the Consumer Financial Protection act or "CFPA") created a new independent regulator, the CFPB. The CFPB has rulemaking, supervisory, and enforcement and other authorities relating to consumer financial products and services, including debt collection, provided by covered persons. We are subject to the CFPB’s supervisory and enforcement authority.

On November 12, 2013, the CFPB published in the Federal Register an Advance Notice of Proposed Rulemaking in which it seeks comments, data, and information from the public about debt collection practices, to help it determine what rules and other CFPB actions, if any, would be useful under the FDCPA and the Dodd-Frank Act general prohibition against unfair, deceptive, and abusive acts or practices.

In addition, the CFPB has issued guidance in the form of bulletins on debt collection activities, including one specifically addressing representations regarding credit reports and credit scores during the debt collection process, and another that focuses on the application of the CFPA's prohibition of "unfair, deceptive, or abusive" acts or practices on debt collection. The CFPB also accepts debt collection consumer complaints and has provided form letters for consumers to use in their correspondences with debt collectors. The CFPB makes publicly available its data on consumer complaints, and consumer complaints against us could result in reputational damage to us. The Dodd-Frank Act also mandates the submission of multiple studies and reports to Congress by the CFPB, and CFPB staff is regularly making speeches on topics related to credit and debt. All of these activities could trigger additional legislative or regulatory action.

The CFPB has rulemaking authority with respect to significant federal statutes that impact the debt collection industry, including the Fair Debt Collection Practices Act ("FDCPA"), the Fair Credit Reporting Act ("FCRA") and Section 5 of the FTC Act, which prohibits unfair or deceptive acts or practices. As a result, the CFPB has the authority to adopt regulations that interpret the FDCPA, and the FTC Act, potentially describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” impacting the manner in which we conduct our debt collection business.

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

The prospect of supervision has increased the potential consequences of noncompliance with federal consumer financial law. The CFPB has the authority to conduct hearings and adjudication proceedings, impose monetary penalties for violations of applicable federal consumer financial laws (including Title X of the Dodd-Frank Act, FDCPA, and FCRA, among other consumer protection statutes) which may require remediation of practices and include enforcement actions. The CFPB also has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), costs, and monetary penalties (ranging from $5,000 per day to over $1 million per day, depending on the nature and gravity of the violation). In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented thereunder, the Dodd-Frank Act empowers state Attorneys General and other sate regulators to bring civil actions to remedy violations under state law. If the CFPB, the FTC, acting under the FTC Act or other applicable statute such as the FDCPA, or one or more state Attorneys General or other state regulators make findings that we have violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on our business, results of operations, cash flows, or financial condition.

We may become subject to additional costs or liabilities in the future resulting from our supervision or examination by the CFPB, or by changes in, or additions to laws and regulations that could adversely affect our results of operations and financial condition. Further, we cannot definitively predict the scope and substance of any such laws or regulations ultimately adopted by the CFPB related to our activities and the exact efforts required by us to comply therewith, nor can we have any way to know with certainty the ultimate impact on our business, financial condition and operating results that such regulations may have.

Investigations or enforcement actions by governmental authorities may result in changes to our business practices; negatively impact our receivables portfolio purchasing volume; make collection of receivables more difficult or expose us to the risk of fines, penalties, restitution payments and litigation.

Our business practices may be subject to review from time to time by various governmental authorities and regulators, including the CFPB, who may commence investigations or enforcement actions or reviews targeted at businesses in the financial services industry. These reviews may involve governmental authority consideration of individual consumer complaints, or could involve a broader review of our debt collection policies and practices. Such investigations could lead to assertions by governmental authorities that we are not complying with applicable laws or regulations. In such circumstances, authorities may request or seek to impose a range of remedies that could involve potential compensatory or punitive damage claims, fines, restitution payments, sanctions or injunctive relief, that if agreed to or granted, could require us to make payments or incur other expenditures that could have an adverse effect on our financial position. Government authorities could also request or seek to require us to cease certain of our practices or institute new practices. We may also elect to change practices that we believe are compliant with applicable law and regulations in order to respond to the concerns of governmental authorities. In addition, we may become required to make changes to our internal policies and procedures in order to comply with new statutory and regulatory requirements under the Dodd-Frank Act or other applicable laws. Such changes in practices or procedures could negatively impact our results of operations. Negative publicity relating to investigations or proceedings brought by governmental authorities could have an adverse impact on our reputation, could harm our ability to conduct business with industry participants, and could result in financial institutions reducing or eliminating sales of receivables portfolios to us which would harm our business and negatively impact our financial results. Moreover, changing or modifying our internal policies or procedures, responding to governmental inquiries and investigations and defending lawsuits or other proceedings could require significant efforts on the part of management and result in increased costs to the Company. In addition, such efforts could divert management’s full attention from our business operations. All of these factors could have an adverse effect on our business, financial condition and results of operations.

The CFPB has issued civil investigative demands to many companies that it regulates, and is currently examining practices regarding the collection of consumer debt. We are currently responding to such an investigation regarding our debt collection practices by providing documents and data to the CFPB. In addition to providing the CFPB with the data and documents requested, we have engaged in discussions, including a number of face-to-face meetings with the CFPB staff wherein the Company has shared its views on potential changes to the debt collection industry. Subsequently, the Company has discussed a proposed resolution of the CFPB's investigation, involving possible penalties, restitution and the adoption of new practices and controls in the conduct of our business. In these discussions, the staff has taken certain positions with respect to legal requirements applicable to our debt collection practices with which we disagree. While we are actively seeking a consensual resolution of this matter, if we are unable to resolve our differences through these ongoing discussions, we could become involved in litigation. There can be no assurance that the outcome of these discussions, possible litigation or new industry regulations currently under consideration by the CFPB would not have an adverse effect on our business, financial condition or operating results.

Increases in insurance costs or limitations in insurance coverage may adversely impact our operations and financial results.

We purchase insurance to cover potential risks and liabilities, including, but not limited to, property and casualty insurance, general liability insurance, directors’ and officers’ insurance and errors and omissions liability insurance.  The premiums that we pay for our insurance coverage may increase significantly, thereby increasing our costs.  Also, our insurance does not cover all potential losses, costs or liabilities that we may incur, and some policies may carry high deductibles, limits on liability or exclusions, causing us to self-insure a portion of our liabilities. Additionally, our insurance carriers may in the future decline to provide insurance coverage to us.  If we do not have sufficient insurance to cover the full amount of claims against us and we are found liable for a substantial uninsured claim, we could suffer losses and may be forced to expend a significant amount to resolve any uninsurable or uninsured risks.

Our international operations expose us to additional risks which could harm our business, operating results, and financial condition.

On July 16, 2014, we completed the purchase of all of the outstanding equity of Aktiv. We have incurred, and will continue to incur, significant costs in connection with the Aktiv acquisition and we have diverted, and will continue to divert, significant management resources in an effort to integrate the operations of Aktiv with that of our own. This could have a negative impact on our ability to manage our existing operations or pursue alternative strategic transactions, which could have a negative effect on our business, results of operations and financial condition.
We financed the Aktiv acquisition with a combination of cash, seller financing and funding from our domestic revolving credit facility. Additionally, we assumed Aktiv’s corporate debt.
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

Other than our existing U.K. business, PRA UK, which we acquired in 2012, we have limited operating experience in international markets. The international nature of the Aktiv acquisition expands the risks and uncertainties described elsewhere in this section, including the following:

•	changes in local political, economic, social and labor conditions in the markets in which we operate, including Europe and Canada;

•	foreign exchange controls on currency conversion and the transfer of funds that might prevent us from repatriating cash earned in countries outside the United States in a tax-efficient manner;

•	currency exchange rate fluctuations, currency restructurings, and hyperinflation or deflation, and our ability to manage these fluctuations through a foreign exchange risk management program;

•	different employee/employer relationships, laws and regulations and existence of employment tribunals;

•	laws and regulations imposed by foreign governments, including those relating to governing data security, sharing and transfer;

•	potentially adverse tax consequences resulting from changes in tax laws in the foreign jurisdictions in which we operate;

•	logistical, communications and other challenges caused by distance and cultural and language differences, making it harder to do business in certain jurisdictions;

•	risks related to crimes, strikes, riots, civil disturbances, terrorist attacks and wars in a variety of new geographical locations;

•	volatility of global credit markets and the availability of consumer credit and financing in our international markets

•	uncertainty as to the enforceability of contract and intellectual property rights under local laws;

•
the potential of forced nationalization of certain industries, or the impact on creditors’ rights, consumer disposable income levels, flexibility and availability of consumer credit, and the ability to enforce and collect aged or charged-off debts stemming from foreign governmental actions, whether through austerity or stimulus measures or initiative, intended to control or influence macroeconomic factors such a wages, unemployment, national output or consumption, inflation, investment, credit, finance, taxation or other economic drivers;

•	rapid changes in government policy, political or civil unrest, acts of terrorism, or threat of international boycotts or U.S. anti-boycott legislation;

•	increases in anti-American sentiment and the identification of international acquisitions with American sentiments;

•	the presence of varying levels of business corruption in international markets and the effect of various anti-corruption and other laws on our foreign operations;

•
given our high employee turnover rates, changing labor conditions and long-term trends towards higher wages in developed and emerging international markets as well as the potential impact of union organizing efforts on day-to-day operations and our ability to staff our international operations;

•	potential damage to our reputation due to non-compliance with foreign and local laws; and

•	the complexity and necessity of using non-U.S. representatives and consultants.

Any one of these factors could adversely affect our business, results of operations and financial condition.

If we do not successfully integrate Aktiv into our business operations, our business could be adversely affected.

As a result of the Aktiv acquisition, we will need to successfully integrate the operations of Aktiv with our business operations. Integrating the operations of Aktiv with that of our own has been and will continue to be a complex and time-consuming process. Prior to the Aktiv acquisition, Aktiv operated independently, with its own business, corporate culture, locations, employees and systems. There may be substantial difficulties, costs and delays involved in any integration of the business of Aktiv with that of our own. These may include:

•	distracting management from day-to-day operations;

•	potential incompatibility of corporate cultures;

•	an inability to achieve synergies as planned;

•	the failure to retain key personnel of Aktiv;

•	costs and delays in implementing common systems and procedures;

•	increased difficulties in managing our business due to the addition of international locations; and

•	the potential for negative local publicity towards a privately-held Norwegian company’s acquisition by a publicly-owned U.S. corporation stemming from foreign anti-American sentiment.

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

Compliance with complex and evolving foreign and U.S. laws and regulations that apply to our international operations, which will be expanded as a result of the Aktiv acquisition, could increase our cost of doing business in international jurisdictions.

As a result of the Aktiv acquisition, we will operate on an expanded international basis with additional offices or activities in a number of new jurisdictions throughout Europe. We will face increased exposure to risks inherent in conducting business internationally, including compliance with complex foreign and U.S. laws and regulations that apply to our international operations, which could increase our cost of doing business in international jurisdictions. These laws and regulations include anti-corruption laws such as the FCPA, the U.K. Bribery Act of 2010 and other local laws prohibiting corrupt payments to governmental officials, and those related to taxation. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The U.K. Bribery Act of 2010 prohibits certain entities from making improper payments to governmental officials and to commercial entities. Given the high level of complexity of these laws, there is a risk that we may inadvertently breach certain provisions of these laws, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines and penalties; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also adversely affect our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Although we have implemented and, with respect to new jurisdictions we will enter as a result of the Aktiv acquisition, will implement, policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies. Additionally, in accordance with the CRD IV, the Swedish Banking and Financing Business Act and the Supervision of Credit and Investment Institutions Act, certain of our EU subsidiaries are subject to capital adequacy requirements as prescribed by the Swedish Financial Supervisory Authority (“SFSA”), because they are included in a group that includes an entity which has been determined to be an EU authorized credit institution (AK Nordic AB), thereby resulting in their supervision by the SFSA and regulatory capital requirements.

Net capital requirements pursuant to the CRD IV may impede the business operations of our subsidiaries.

A sub-group of the company’s EU subsidiaries has been determined by the SFSA to be financial institutions subject to consolidated capital requirements under EU Directives and regulatory oversight, supervision and reporting requirements by the

SFSA.  These and other similar provisions of applicable law may limit our ability to withdraw capital from our subsidiaries. Additionally, we have limited experience with the regulatory oversight, supervision, and reporting requirements of the SFSA.

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

We operate internationally, enter into transactions denominated in foreign currencies, and report our financial results in U.S. dollars. As a result, we face exposure to fluctuations in currency exchange rates. Significant fluctuations in exchange rates between the U.S. dollar and foreign currencies or between the foreign currencies may adversely affect our net income. We may or may not implement a hedging program related to currency exchange rate fluctuations. Additionally, if implemented, such hedging programs could expose us to additional risks that could adversely affect our financial condition and results of operations.

Goodwill or other intangible asset impairment could negatively impact our net income and stockholders' equity.

We have recorded a significant amount of goodwill as a result of the Aktiv acquisition and other acquisitions. Goodwill is not amortized, but is tested for impairment at the reporting unit level. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the recognition of goodwill impairment. These risks include, but are not limited to, adverse changes in macroeconomic conditions, the business climate, or the market for the entity's products or services; significant variances between actual and expected financial results; negative or declining cash flows; lowered expectations of future results; failure to realize anticipated synergies from acquisitions; significant expense increases; a more likely-than-not expectation of selling or disposing all or a portion of a reporting unit; the loss of key personnel; a sustained decline in the Company's market capitalization; and an adverse action or assessment by a regulator.

Our goodwill impairment testing involves the use of estimates and the exercise of judgment, including judgments regarding expected future business performance and market conditions. Significant changes in our assessment of such factors could affect our assessment of the fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

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

Our U.S. work force could become unionized in the future, which could adversely affect the stability of our operations and increase our costs.

Currently, none of our employees in the U.S. are represented by unions. However, our U.S. employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some of our U.S. workforce was to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could adversely affect the stability of our work force and increase our costs.

We experience high employee turnover rates and we may not be able to hire and retain enough sufficiently trained employees to support our operations.

The receivables management industry is very labor intensive and, similar to other companies in our industry, we typically experience a high rate of employee turnover.  We experience higher productivity with more seasoned collectors.  We compete for qualified personnel with companies in our industry and in other industries.  Our growth requires that we continually hire and train new collectors.  A higher turnover rate among our collectors will increase our recruiting and training costs and limit the number of experienced collection personnel available to service our Core receivables.  If this were to occur, we would not be able to service our Core receivables effectively and this would reduce our ability to continue our growth and operate profitably.

We may not be able to retain, renegotiate or replace our credit facilities.

Our sources of financing include a domestic credit facility along with a European multicurrency revolving credit facility. The domestic facility includes an aggregate principal amount of $835 million which consists of a $185 million variable rate term loan and a $630.0 million revolving facility that both mature on December 19, 2017. The European multicurrency revolving credit facility includes an aggregate amount of $500 million and matures on October 23, 2019. Both facilities include financial and other restrictive covenants. If we are unable to retain, renegotiate or replace our credit facility, our growth could be adversely affected, which could negatively impact liquidity and our business operations.

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

We have additional indebtedness in the form of Convertible Senior Notes.

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

Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, in the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. Upon a conversion of Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares of our common stock), we will be required to make cash payments in respect of the Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered to settle conversions in cash, and our ability to repurchase the Notes or pay cash upon conversion may be limited by law.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have an adverse effect on our reported financial results.

We follow the guidance of ASC 470-20, "Debt with Conversion and Other Options" (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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

Our revolving credit facilities bear interest at variable rates. Increases in interest rates could increase our interest expense which would, in turn, lower our earnings. From time to time, we may enter into hedging transactions to mitigate our interest rate risk on all or a portion of our debt. Hedging strategies rely on assumptions and projections. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates, we may experience volatility in our earnings that could adversely affect our results of operations and financial condition.

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

We are subject to taxes in the markets in which we operate. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. Any of these changes could have an adverse effect on our profitability. The determination of the worldwide provision for income taxes and other tax liabilities requires significant judgment. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may adversely affect our financial results in the period or periods for which such determination is made.

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

We file domestic income tax returns using the cost recovery method for tax revenue recognition as it relates to our debt purchasing business.  The Internal Revenue Service (“IRS”) has audited and issued a Notice of Deficiency for the tax years 2005 through 2012. It has asserted that cost recovery for tax revenue recognition does not clearly reflect taxable income.  We have filed a petition in the United States Tax Court and believe we have sufficient support for the technical merits of our position and that it is more-likely-than-not this position will be sustained. Accordingly, we have not accrued for interest or penalties on any of our tax positions, including the cost recovery matter. The case is scheduled for trial in the United States Tax Court on June 22, 2015. If we are unsuccessful in the United States Tax Court, we can appeal to the federal Circuit Court of Appeals.  If judicial appeals prove unsuccessful, we may ultimately be required to pay the related deferred taxes, any potential interest, and penalties. Payment of the assessed taxes, interest, and penalties could have an adverse effect on the Company’s financial condition, be material to the Company’s results of operations, and possibly requiring additional financing from other sources.  The deferred tax liability related to revenue recognition on our domestic debt purchasing business is $241.0 million at December 31, 2014.

For financial reporting purposes, we utilize the interest method of revenue recognition for determining our income recognized on finance receivables, which is based on an analysis of projected cash flows that may prove to be less than anticipated and could lead to reductions in future revenues or the incurrence of allowance charges.

We utilize the interest method to determine income recognized on finance receivables under the guidance of Financial Accounting Standards Board Accounting Standards Codification 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Under this method, pools of receivables we acquire are modeled upon their projected cash flows. A yield is then established which, when applied to the unamortized purchase price of the receivables, results in the recognition of income at a constant yield relative to the remaining balance in the pool. Each pool is analyzed regularly to assess the actual performance compared to that derived from our models. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a pool's remaining life. Any increase to the yield then becomes the new benchmark for future impairment testing for the pool. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. As a result, if the accuracy of the modeling process deteriorates or there is a significant decline in anticipated future cash flows, we could incur reductions in future revenues resulting from additional allowance charges, which could reduce our profitability in a given period.

Our loss contingency accruals may not be adequate to cover actual losses.

We are involved in judicial, regulatory, and arbitration proceedings or investigations concerning matters arising from our business activities.  We have adopted reasonable compliance procedures and believe we have meritorious defenses in all material litigation pending against us; however, there can be no assurance as to the ultimate outcome.  We establish accruals for potential liability arising from legal proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. An unfavorable resolution of a legal proceeding or claim could adversely impact our financial condition, results of operations, or cash flows. For more information, refer to the “Litigation” section of Note 15 (Commitments and Contingencies).

Class action suits and other litigation could divert our management’s attention from operating our business and increase our expenses.

Grantors, debt purchasers and third-party collection agencies and attorneys in the consumer credit industry are frequently subject to putative class action lawsuits and other litigation. Claims include failure to comply with applicable laws and regulations and improper or deceptive origination and servicing practices. Even when the basis for the litigation is groundless, considerable resources may be needed to respond, and such class action lawsuits or other litigation could adversely affect our results of operations and financial condition.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional or unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. Our business is highly dependent on our ability to process and monitor a large number of transactions across markets and in multiple currencies. As our geographical reach expands, maintaining the security of our systems and infrastructure becomes more significant. Privacy laws in the United States, in Europe and elsewhere govern the collection and transmission of personal data. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident are operational interruption, damage to our image, and private data exposure. Private data may include customer information, our employees’ personally identifiable information, or proprietary business information such as underwriting and collections methodologies. We have implemented solutions, processes, and procedures to help mitigate these risks, but these measures, as well as our organization's increased awareness of our risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

We serve markets that are highly competitive, and we may be unable to compete with businesses that may have greater resources than us.

We face competition in the markets we serve from new and existing providers of outsourced receivables management services, including other purchasers of defaulted receivables portfolios, contingent fee businesses and debt owners that manage their own defaulted receivables rather than outsourcing them.

We face bidding competition in our acquisition of defaulted receivables and in our placement of fee based receivables, and we also compete on the basis of reputation, industry experience and performance. Some of our current competitors and possible new competitors may have greater financial, personnel and other resources, and greater adaptability to changing market needs. There has been substantial activity in mergers and consolidation of companies in our industry, and efforts by our competitors to gain market share have resulted in significant portfolio pricing pressure. Moreover, our competitors may elect to pay prices that we determine are not reasonable and, in that event, our volume of purchases may be diminished. In the future, we may not have the resources or ability to compete successfully.

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

We intend to consider additional acquisitions of companies that could complement our business, including the acquisition of entities offering greater access and expertise in other asset types and markets that are related but that we do not currently serve. We may not be able to successfully operate future acquired entities, or integrate these businesses with our own, and we may be unable to maintain our standards, controls and policies.

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

We may be unable to execute our growth strategy.

Our strategy is to grow organically and supplement that growth externally with select acquisitions. Our success depends primarily on acquiring defaulted consumer debt portfolios. There can be no assurance that we will be successful in continuing our organic, or internal, growth strategy. Our ability to identify appropriate markets for national and international expansion, recruit and retain qualified personnel, and fund growth at a reasonable cost, depends upon prevailing economic conditions, maintenance of sufficient capital, competitive factors, changes in banking laws, and other factors.

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

Provisions of our by-laws that require current or prior stockholders to reimburse us and our directors, officers or employees for unsuccessful claims may have the effect of discouraging lawsuits against us or our directors, officers or employees.

              On July 28, 2014 we adopted certain amendments to our by-laws.   As amended, our by-laws provide that, to the fullest extent permitted by law, any current or prior stockholder, or person acting on their behalf, that initiates, asserts, joins, assists or has a direct financial interest in an action, suit or proceeding against us or any of our directors, officers or employees and who does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought in such claim will be obligated to pay all of its own litigation expenses as well as reimburse us for all fees, costs and expenses (including but not limited to attorneys' fees and other litigation expenses) that are incurred by us or our directors, officers or employees in connection with such unsuccessful claim. These provisions may have the effect of discouraging lawsuits against us or our directors, officers or employees.

The sudden collapse of one of the financial institutions in which we are depositors could negatively affect our financial results.

We maintain depository accounts with financial institutions in the United States and Europe for daily cash flow needs. While depository accounts in the United States are covered by Federal Deposit Insurance Corporation ("FDIC") insurance, we have exposure with certain financial institutions to the extent our cash balances exceed the current $250,000 in maximum FDIC coverage. If one of the financial institutions in which we have significant deposits were to collapse suddenly, we could potentially be unable to retrieve our deposits and therefore incur significant losses relating to the lost deposits. This could have an adverse effect on our financial results.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters and primary domestic operations facility are located in Norfolk, Virginia. In addition, we have operational centers, all of which are leased except the facilities in Kansas and Tennessee, in the following locations in North America and Europe:
North America

- Birmingham, Alabama	- Jackson, Tennessee
- Conshohocken, Pennsylvania	- Lake Forest, California
- Folsom, California	- Las Vegas, Nevada
- Fresno, California	- London, Ontario, Canada
- Hampton, Virginia	- North Richland Hills, Texas
- Houston, Texas	- Rosemont, Illinois
- Hutchinson, Kansas	- San Diego, California
Europe

- Bromley, United Kingdom	- Madrid, Spain
- Duisburg, Germany	- Oslo, Norway
- Eisenstadt, Austria	- Uppsala, Sweden
- Helsinki, Finland	- Zug, Switzerland
- Kilmarnock, Scotland
We also lease several less significant facilities in various locations throughout the North America and Europe which are not listed above. We do not consider any specific leased or owned facility to be material to our operations. We believe that equally suitable alternative facilities are available throughout our geographic market areas.
Item 3. Legal Proceedings.
We and our subsidiaries are from time to time subject to a variety of routine legal and regulatory claims, inquiries and proceedings, most of which are incidental to the ordinary course of our business.  We initiate lawsuits against customers and are occasionally countersued by them in such actions.  Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against us in which they allege that we have violated a state or federal law in the process of collecting on an account.  From time to time, other types of lawsuits are brought against us.
While the outcome of any of these claims, inquiries or proceedings cannot be predicted with certainty, no legal proceedings were commenced during the period covered by this report that the Company believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations and cash flows. Refer to Note 15 “Commitments and Contingencies” of our Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.
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

2013	High	Low
Quarter ended March 31, 2013	$42.59	$33.68
Quarter ended June 30, 2013	$54.62	$38.97
Quarter ended September 30, 2013	$61.60	$45.83
Quarter ended December 31, 2013	$63.96	$49.88

2014	High	Low
Quarter ended March 31, 2014	$60.48	$47.53
Quarter ended June 30, 2014	$60.00	$50.29
Quarter ended September 30, 2014	$62.20	$52.01
Quarter ended December 31, 2014	$65.00	$52.30
Based on information provided by our transfer agent and registrar, as of February 18, 2015, there were 75 holders of record and 47,761 beneficial owners of the Company's common stock.
Stock Performance
The following graph compares from December 31, 2009 to December 31, 2014, the cumulative stockholder returns assuming an initial investment of $100 in the Company's common stock at the beginning of the period, the stocks comprising the NASDAQ Global Market Composite Index, and the stocks comprising a peer group index consisting of five peers which includes Encore Capital Group, Inc., Asta Funding, Inc., Atlanticus Holdings Corporation (formerly Compucredit Holdings Corporation), FTI Consulting Inc. and EPIQ Systems Inc. Additionally, we have added a comparison to the NASDAQ Financial 100 (IXF), an index of the 100 largest domestic and international financial securities listed on NASDAQ based on market capitalization. We believe this index reflects a better, more comprehensive line of business listing than the custom peer group previously used. For the five-year period ended December 31, 2014, we have included both the new index and the old custom peer group. Any dividends paid during the five year period are assumed to be reinvested.

	As of December 31,
	2009	2010	2011	2012	2013	2014
PRA Group, Inc.	$100	$168	$151	$238	$353	$387
NASDAQ Financials 100	$100	$114	$102	$119	$169	$177
NASDAQ Global Market Composite Index	$100	$120	$104	$120	$199	$211
Custom Peer Group	$100	$95	$95	$92	$124	$116
The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of PRA’s common stock. PRA does not make or endorse any predictions as to its future stock performance.
Dividend Policy
Our board of directors sets our dividend policy. We do not currently pay regular dividends on our common stock and did not pay dividends in 2014 or 2013; however, our board of directors may determine in the future to declare or pay dividends on our common stock. Under the terms of our credit facility, cash dividends may not exceed $20 million in any fiscal year without the consent of our lenders. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may consider relevant.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans see Note 9 "Share-Based Compensation" of our Consolidated Financial Statements.
Share Repurchase Programs
On February 2, 2012, the Company's board of directors authorized a share repurchase program to purchase up to $100,000,000 of the Company's outstanding shares of common stock on the open market. During November 2014, the Company purchased the remaining shares allowed under the plan.
On December 10, 2014, the Company's board of directors authorized a new share repurchase program to purchase up to $100,000,000 of the Company's outstanding shares of common stock on the open market.
The following table provides information about the Company's common stock purchased during the fourth quarter of 2014.

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Remaining Purchase Price for Share Repurchases Under the Plan
November 30, 2014	323,900	$57.94	323,900	$—
December 31, 2014	250,000	57.59	250,000	85,602,124
Total	573,900	$57.79	573,900	$85,602,124

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
INCOME STATEMENT DATA:
(In thousands, except per share data)
Revenues:
Income recognized on finance receivables, net	$807,474	$663,546	$530,635	$401,895	$309,680
Fee income	65,675	71,532	62,164	56,115	63,026
Other revenue	7,820	57	2	925	—
Total revenues	880,969	735,135	592,801	458,935	372,706
Operating expenses:
Compensation and employee services	234,531	192,474	168,356	138,202	124,077
Legal collection fees	51,107	41,488	34,393	23,621	17,599
Legal collection costs	88,054	83,063	72,325	38,659	31,330
Agency fees	16,399	5,901	5,906	7,653	12,012
Outside fees and services	55,821	31,615	28,867	19,310	12,554
Communication	33,085	28,161	25,225	20,328	14,737
Rent and occupancy	11,509	8,311	7,498	6,437	5,728
Depreciation and amortization	18,414	14,417	14,515	12,943	12,437
Other operating expenses	29,981	25,781	19,661	14,914	12,370
Impairment of goodwill	—	6,397	—	—	—
Total operating expenses	538,901	437,608	376,746	282,067	242,844
Gain on sale of property	—	—	—	1,157	—
Income from operations	342,068	297,527	216,055	178,025	129,862
Interest income	4	3	10	7	65
Interest expense	(35,230)	(14,469)	(9,041)	(10,569)	(9,052)
Foreign exchange (loss)/gain	(5,829)	4	9	—	—
Income before income taxes	301,013	283,065	207,033	167,463	120,875
Provision for income taxes	124,508	106,146	80,934	66,319	47,004
Net income	176,505	176,919	126,099	101,144	73,871
Adjustment for net (income)/loss attributable to redeemable noncontrolling interest	—	(1,605)	494	(353)	(417)
Net income attributable to PRA Group, Inc.	$176,505	$175,314	$126,593	$100,791	$73,454
Net income per share attributable to PRA Group, Inc:
Basic	$3.53	$3.48	$2.48	$1.96	$1.46
Diluted	$3.50	$3.45	$2.46	$1.95	$1.45
Weighted average number of shares outstanding:
Basic	49,990	50,366	50,991	51,330	50,460
Diluted	50,421	50,873	51,369	51,690	50,655
OPERATING AND OTHER FINANCIAL DATA:
(Dollars in thousands)
Cash receipts	$1,444,487	$1,213,969	$970,848	$761,605	$592,368
Operating expenses to cash receipts	37%	36%	39%	37%	41%
Return on equity (1)	19%	22%	20%	19%	17%
Acquisitions of finance receivables, at cost (2)	$1,432,483	$656,784	$542,451	$408,408	$367,443
Employees at period end	3,880	3,543	3,221	2,641	2,473

(1)	Calculated by dividing net income for each year by average monthly stockholders’ equity for the same year.

(2)
Represents cash paid for finance receivables. It does not include certain capitalized costs or buybacks. It also includes the acquisition date finance receivable portfolio that was acquired in connection with the Aktiv acquisition.

Below are listed certain key balance sheet data for the periods presented:

	As of December 31,
	2014	2013	2012	2011	2010
(In thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$39,661	$162,004	$32,687	$26,697	$41,094
Finance receivables, net	2,001,790	1,239,191	1,078,951	926,734	831,330
Total assets	2,778,751	1,601,232	1,288,956	1,071,123	995,908
Borrowings	1,482,456	451,780	327,542	221,246	320,396
Total stockholders’ equity	902,215	869,476	708,427	595,488	490,516
Below are listed the quarterly consolidated income statements for the years ended December 31, 2014 and 2013:

	For the Quarter Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
(In thousands, except per share data)
INCOME STATEMENT DATA:
Revenues:
Income recognized on finance receivables, net	$222,660	$224,326	$182,518	$177,970	$168,728	$171,456	$168,570	$154,792
Fee income	22,800	12,757	14,510	15,608	16,125	26,249	14,391	14,767
Other revenue	5,271	1,890	315	344	—	57	—	—
Total revenues	250,731	238,973	197,343	193,922	184,853	197,762	182,961	169,559
Operating expenses:
Compensation and employee services	65,448	65,237	52,461	51,385	46,393	52,882	48,202	44,997
Legal collection fees	15,125	13,778	11,371	10,833	10,144	10,206	10,609	10,529
Legal collection costs	15,725	20,367	25,429	26,533	20,044	19,801	22,717	20,501
Agency fees	7,497	5,988	1,464	1,450	1,608	1,404	1,280	1,609
Outside fees and services	15,707	17,210	12,113	10,791	6,827	8,707	8,634	7,447
Communication	7,715	8,642	7,765	8,963	7,357	6,418	6,469	7,917
Rent and occupancy	3,477	3,283	2,411	2,338	2,254	2,178	2,031	1,848
Depreciation and amortization	5,307	4,949	4,211	3,947	3,730	3,753	3,568	3,366
Other operating expenses	4,870	11,330	7,681	6,100	8,152	6,551	5,623	5,455
Impairment of goodwill	—	—	—	—	—	6,397	—	—
Total operating expenses	140,871	150,784	124,906	122,340	106,509	118,297	109,133	103,669

Income from operations	109,860	88,189	72,437	71,582	78,344	79,465	73,828	65,890
Interest income	1	1	1	1	3	—	—	—
Interest expense	(13,494)	(11,808)	(5,068)	(4,860)	(4,862)	(3,995)	(2,923)	(2,689)
Foreign exchange (loss)/gain	(2,898)	3,258	(6,197)	8	6	3	(2)	(3)
Income before income taxes	93,469	79,640	61,173	66,731	73,491	75,473	70,903	63,198
Provision for income taxes	46,478	28,473	23,666	25,891	27,714	26,262	27,489	24,681
Net income	46,991	51,167	37,507	40,840	45,777	49,211	43,414	38,517
Adjustment for net (income)/loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(1,873)	185	83
Net income attributable to PRA Group, Inc.	$46,991	$51,167	$37,507	$40,840	$45,777	$47,338	$43,599	$38,600
Net income per share attributable to PRA Group, Inc:
Basic	$0.94	$1.02	$0.75	$0.82	$0.92	$0.94	$0.86	$0.76
Diluted	$0.93	$1.01	$0.74	$0.81	$0.91	$0.93	$0.85	$0.75
Weighted average number of shares outstanding:
Basic	49,892	50,075	50,065	49,929	49,750	50,154	50,751	50,801
Diluted	50,444	50,439	50,437	50,363	50,375	50,660	51,183	51,273

Below are listed the quarterly consolidated balance sheets for the years ended December 31, 2014 and 2013:

	Quarter Ended as of:
(Dollars in thousands)	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
BALANCE SHEET DATA:
Assets
Cash and cash equivalents	$39,661	$70,300	$270,526	$191,819	$162,004	$108,705	$43,459	$39,111
Investments	89,703	—	—	—	—	—	—	—
Finance receivables, net	2,001,790	1,913,710	1,219,595	1,253,961	1,239,191	1,256,822	1,236,859	1,169,747
Other receivables, net	12,959	18,217	12,458	11,551	12,359	12,047	10,421	9,234
Income taxes receivable	—	11,506	6,072	1,015	11,710	2,708	2,487	—
Property and equipment, net	48,258	45,969	38,902	35,130	31,541	28,059	27,278	25,470
Net deferred tax asset	6,126	4,639	1,404	1,369	1,361	—	—	—
Goodwill	527,445	594,401	105,122	104,086	103,843	102,891	106,953	106,912
Intangible assets, net	10,933	12,315	13,805	14,714	15,767	16,746	17,396	18,550
Other assets	41,876	86,372	27,478	28,968	23,456	20,007	12,393	13,715
Total assets	$2,778,751	$2,757,429	$1,695,362	$1,642,613	$1,601,232	$1,547,985	$1,457,246	$1,382,739
Liabilities and Equity
Liabilities
Accounts payable	$19,456	$15,352	$20,396	$24,199	$14,819	$14,446	$9,356	$12,590
Accrued expenses	57,320	65,294	33,594	28,351	27,655	33,023	29,600	20,283
Income taxes payable	11,020	5,547	—	—	—	740	—	22,349
Accrued compensation	22,993	21,466	14,320	8,684	27,431	20,454	14,552	9,260
Net deferred tax liability	255,587	237,201	226,011	220,883	210,071	200,109	187,730	185,772
Interest-bearing deposits	27,704	27,300	—	—	—	—	—	—
Borrowings	1,482,456	1,425,409	448,785	450,278	451,780	452,229	413,774	371,159
Total liabilities	1,876,536	1,797,569	743,106	732,395	731,756	721,001	655,012	621,413
Redeemable noncontrolling interest	—	—	—	—	—	10,336	10,336	10,336
Stockholders’ equity
Common stock	496	501	501	501	498	498	507	510
Additional paid-in capital	111,659	141,490	137,512	134,892	729,505	129,570	156,574	159,256
Retained earnings	906,010	859,019	807,852	770,345	135,441	683,728	636,390	592,791
Accumulated other comprehensive income/(loss)	(115,950)	(41,150)	6,391	4,480	4,032	2,852	(1,573)	(1,567)
Total stockholders’ equity	902,215	959,860	952,256	910,218	869,476	816,648	791,898	750,990
Total liabilities and equity	$2,778,751	$2,757,429	$1,695,362	$1,642,613	$1,601,232	$1,547,985	$1,457,246	$1,382,739

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview

We are a global financial and business services company with operations in North America and Europe. Our primary business is the purchase, collection and management of portfolios of defaulted receivables. We also service receivables on behalf of clients on either a commission or transaction-fee basis and provide class action claims settlement recovery services and related payment processing to corporate clients.
Our industry is highly regulated under various laws. In the United States, they include the FDCPA, FCRA, Dodd-Frank Act, Telephone Consumer Protection Act and its prohibition against unfair, deceptive and abusive acts and practices (“UDAAP”) and other federal and state laws. Likewise, our business is regulated by various laws in the European countries and Canadian territories in which we operate. We are subject to inspections, examinations, supervision and investigation by regulators in the United Kingdom, in each U.S. state in which we are licensed, and also by the CFPB. If any such inspections or investigations result in findings or there is an adjudication that we have failed to comply with applicable laws and regulations, we could be subject to penalties, litigation losses and expenses, damage to our reputation, or the suspension or termination of or required modification to our ability to conduct collections, which would adversely affect our financial results and condition. The CFPB is currently looking into practices regarding the collection of consumer debt in our industry. In response to an investigative demand from the CFPB, we have provided certain documents and data regarding our debt collection practices. Subsequently, we have discussed a proposed resolution involving possible penalties, restitution and the adoption of new practices and controls in the conduct of our business. We have provided comments and engaged in discussions, which have included a number of face-to-face meetings with the CFPB staff. In these discussions, the staff has taken certain positions with respect to legal requirements applicable to our debt collection practices with which we disagree. While we are actively seeking a consensual resolution to this matter, if we are unable to resolve our differences through these ongoing discussions, we could become involved in litigation. The CFPB is also expected to adopt additional rules that will affect our industry, and has sought feedback on a wide range of debt collection issues. There can be no assurance that the outcome of these discussions, possible litigation or new industry regulations would not have an adverse effect on our business' financial condition or operating results.

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

On July 1, 2014, we acquired certain operating assets from PCM.  These assets include PCM’s IVA Master Servicing Platform as well as other operating assets associated with PCM’s IVA business.  The purchase price of these assets was approximately $5 million and was paid from our existing cash balances.

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

The Aktiv acquisition provided us entry into several new markets, providing us additional geographic diversity in portfolio purchasing and collection. Aktiv's Chief Executive Officer, his executive team and the more than 400 Aktiv employees joined our workforce upon the closing of the transaction.

A publicly traded company from 1997 until early 2012 (traded on the Oslo Stock Exchange under the symbol "AIK"), Aktiv has developed a mixed in-house and outsourced collection strategy. Aktiv maintains in-house servicing platforms in eight markets, and owns portfolios in thirteen markets. Aktiv has more than 20 years of experience and data in a wide variety of consumer asset classes, across an extensive geographic background. Aktiv acquired more than 2,000 portfolios, with a face value of more than $38 billion. In 2013, Aktiv collected $318 million on its portfolios and purchased $248 million in new portfolios, up from $222 million in 2012. During the year ended December 31, 2014, Aktiv collected $347 million on its portfolios and purchased $276 million in new portfolios. During the period from July 16, 2014 through December 31, 2014, this new part of our operations collected $160.6 million on its portfolios and purchased $171 million in new portfolios. Total assets of this business were approximately $1.4 billion at December 31, 2014, up from Aktiv's total assets of approximately $900 million at December 31, 2013, due largely to the goodwill recorded at acquisition.

During the year ended December 31, 2014, we incurred approximately $17.2 million of transaction costs related to the acquisition. We estimate that we will incur approximately $2-3 million of additional non-recurring integration costs in the first quarter of 2015. Additionally, as a result of expanding our international footprint into many countries with various currencies throughout Europe, we are subject to foreign currency fluctuations between and among the U.S. dollar and each of the other currencies in which we now operate. As a result, for the year ended December 31, 2014, we recorded net foreign exchanges losses of $5.8 million on our income statement.

Earnings Summary

For the year ended December 31, 2014, net income attributable to PRA was $176.5 million, or $3.50 per diluted share, compared with $175.3 million, or $3.45 per diluted share, for the year ended December 31, 2013. Total revenues were $881.0 million for the year ended December 31, 2014, up 19.8% from the same year ago period. Revenues during the year ended December 31, 2014 consisted of $807.5 million in income recognized on finance receivables, net of allowance charges, $65.7 million in fee income and $7.8 million in other revenue. Income recognized on finance receivables, net of allowance charges, for the year ended December 31, 2014 increased $143.9 million, or 21.7%, over 2013, primarily as a result of an increase in cash collections mainly due to the Aktiv acquisition. Cash collections were $1.379 billion during the year ended December 31, 2014, up 20.7% over $1.142 billion in the year ended December 31, 2013. During the year ended December 31, 2014, PRA recorded $4.9 million in net allowance charge reversals, compared with $2.0 million in net allowance charge reversals in the year ended December 31, 2013. Our performance has been positively impacted by operational efficiencies surrounding the cash collections process, including the continued refinement of account scoring analytics as it relates to both legal and non-legal collection channels. Additionally, we have continued to develop our internal legal collection staff resources, which enables us to place accounts into that channel that otherwise would have been prohibitively expensive for legal action and to collect these accounts more efficiently and profitably.

Fee income decreased from $71.5 million for the year ended December 31, 2013 to $65.7 million in 2014, primarily due to a decrease in revenues generated by CCB and our PRA UK business. The decrease in revenue from CCB is due primarily to smaller distributions of class action settlements. The decline in fee income from PRA UK is due primarily to a decline in the amount of contingent fee work provided to us by debt owners. This was partially offset by higher fee income generated by PGS and the fee income generated by Aktiv during 2014.
A summary of how our revenue was generated during the years ended December 31, 2014, 2013 and 2012 is as follows:

(in thousands)	2014	2013	2012
Cash collections	$1,378,812	$1,142,437	$908,684
Principal amortization	(576,273)	(480,913)	(371,497)
Net allowance reversals/(charges)	4,935	2,022	(6,552)
Income recognized on finance receivables, net	807,474	663,546	530,635
Fee income	65,675	71,532	62,166
Other revenue	7,820	57	—
Total revenues	$880,969	$735,135	$592,801
Operating expenses were $538.9 million for the year ended December 31, 2014, up 23.1% from the year ended December 31, 2013, due primarily to the inclusion of Aktiv's expenses and an increase in outside fees and services. Outside fees and services expenses were $55.8 million for the year ended December 31, 2014, an increase of $24.2 million or 76.6% compared to outside fees and services expenses of $31.6 million for the year ended December 31, 2013. The increase was mainly attributable to $17.2 million of transaction costs incurred during the year ended December 31, 2014 related to the Aktiv acquisition in addition to the outside fees and services expenses incurred by Aktiv.
During the years ended December 31, 2014, 2013 and 2012, we acquired finance receivables portfolios at a cost of $1.4 billion, $656.8 million and $542.5 million, respectively. The figures for 2014 include the acquisition-date value of the Aktiv portfolios. In any period, we acquire defaulted receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period's buying.
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

The following table sets forth certain operating data as a percentage of total revenues for the years indicated:

	2014		2013		2012
Revenues:
Income recognized on finance receivables, net	$807,474	91.7%	$663,546	90.3%	$530,635	89.5%
Fee income	65,675	7.5	71,532	9.7	62,164	10.5
Other revenue	7,820	0.8	57	—	2	—
Total revenues	880,969	100.0	735,135	100.0	592,801	100.0
Operating expenses:
Compensation and employee services	234,531	26.6	192,474	26.2	168,356	28.4
Legal collection fees	51,107	5.8	41,488	5.6	34,393	5.8
Legal collection costs	88,054	10.0	83,063	11.3	72,325	12.2
Agency fees	16,399	1.9	5,901	0.8	5,906	1.0
Outside fees and services	55,821	6.3	31,615	4.3	28,867	4.9
Communication	33,085	3.8	28,161	3.8	25,225	4.3
Rent and occupancy	11,509	1.3	8,311	1.1	7,498	1.3
Depreciation and amortization	18,414	2.1	14,417	2.0	14,515	2.4
Other operating expenses	29,981	3.4	25,781	3.5	19,661	3.3
Impairment of goodwill	—	—	6,397	0.9	—	—
Total operating expenses	538,901	61.2	437,608	59.5	376,746	63.6

Income from operations	342,068	38.8	297,527	40.6	216,055	36.5
Interest income	4	0.0	3	0.0	10	0.0
Interest expense	(35,230)	(4.0)	(14,469)	(2.0)	(9,041)	(1.5)
Foreign exchange (loss)/gain	(5,829)	(0.7)	4	—	9	—
Income before income taxes	301,013	34.2	283,065	38.6	207,033	35.0
Provision for income taxes	124,508	14.1	106,146	14.4	80,934	13.7
Net income	176,505	20.0%	176,919	24.2%	126,099	21.3%
Adjustment for net (income)/loss attributable to redeemable noncontrolling interest	—	—	(1,605)	(0.2)	494	0.1
Net income attributable to PRA Group, Inc.	$176,505	20.0%	$175,314	24.0%	$126,593	21.4%
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues
Total revenues were $881.0 million for the year ended December 31, 2014, an increase of $145.9 million or 19.8% compared to total revenues of $735.1 million for the year ended December 31, 2013.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net, was $807.5 million for the year ended December 31, 2014, an increase of $144.0 million or 21.7% compared to income recognized on finance receivables, net, of $663.5 million for the year ended December 31, 2013. The increase was primarily due to an increase in cash collections on our owned finance receivables to $1,378.8 million for the year ended December 31, 2014 compared to $1,142.4 million for the year ended December 31, 2013, an increase of $236.4 million or 20.7%. This increase was largely due to the inclusion of Aktiv's cash collections subsequent to the acquisition date of July 16, 2014.
Our finance receivables amortization rate, including net allowance charges, was 41.4% for the year ended December 31, 2014 compared to 41.9% for the year ended December 31, 2013.
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

During the years ended December 31, 2014 and 2013, the Company reclassified amounts from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts relating to pools acquired from 2009-2011. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances which are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the year ended December 31, 2014, we recorded net allowance reversals of $4.9 million. On our domestic Core portfolios, we recorded net allowance reversals of $11.1 million on portfolios purchased between 2005 and 2008, offset by allowance charges of $6.3 million on portfolios primarily purchased in 2010 and 2011. On our Insolvency portfolios, we recorded net allowance reversals of $1.7 million on our domestic portfolios primarily purchased in 2007 and 2008, offset by net allowance charges of $1.1 million on Canadian portfolios purchased in 2014. We also recorded a net allowance charge of $0.5 million on our UK portfolios. No allowance charges or reversals were recorded during the period on the portfolios acquired from Aktiv. For the year ended December 31, 2013, we recorded net allowance reversals of $2.0 million, which consisted of net allowance reversals of $8.9 million on our Core portfolios, mainly on pools purchased between 2005 and 2008, offset by allowance charges of $6.9 million on our Insolvency portfolios acquired mainly in 2007 and 2008.
Fee Income
Fee income was $65.7 million for the year ended December 31, 2014, a decrease of $5.8 million or 8.1% compared to fee income of $71.5 million for the year ended December 31, 2013. Fee income decreased primarily due to a decrease in revenues generated by CCB and our PRA UK business. The decrease in revenue from CCB is due primarily to smaller distributions of class action settlements. The decline in fee income from PRA UK is due primarily to a decline in the amount of contingent fee work provided to us by debt owners. This was partially offset by higher fee income generated by PGS and the fee income generated by Aktiv during 2014.
Operating Expenses
Total operating expenses were $538.9 million for the year ended December 31, 2014, an increase of $101.3 million or 23.1% compared to total operating expenses of $437.6 million for the year ended December 31, 2013. Total operating expenses were 37.3% of cash receipts for the year ended December 31, 2014 compared with 36.0% for the year ended December 31, 2013.
Compensation and Employee Services
Compensation and employee service expenses were $234.5 million for the year ended December 31, 2014, an increase of $42.0 million or 21.8% compared to compensation and employee service expenses of $192.5 million for the year ended December 31, 2013. Compensation expense increased primarily as a result of larger staff sizes, mainly attributable to the acquisition of Aktiv, in addition to increases in incentive compensation and normal pay increases. Total employees grew 9.5% to 3,880 as of December 31, 2014 from 3,543 as of December 31, 2013. Compensation and employee service expenses as a percentage of cash receipts increased to 16.2% for the year ended December 31, 2014 from 15.9% of cash receipts for the year ended December 31, 2013.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party attorney network. Legal collection fees were $51.1 million for the year ended December 31, 2014, an increase of $9.6 million, or 23.1%, compared to legal collection fees of $41.5 million for the year ended December 31, 2013. This increase was the result of a $10.3 million or 5.4%, increase in our external legal collections, which increased from $192.4 million for the year ended December 31, 2013 to $202.7 million for the year ended December 31, 2014. Legal collection fees for the year ended December 31, 2014 were 3.5% of cash receipts, compared to 3.4% for the year ended December 31, 2013.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents paid to sellers of defaulted consumer receivables. Legal collection costs were $88.1 million for the year ended December 31, 2014, an increase of $5.0 million, or 6.0%, compared to legal collection costs of $83.1 million for the year ended December 31, 2013.  This increase is the result of the expansion in the number of accounts brought into the legal collection process. These legal collection costs represent 6.1% and 6.8% of cash receipts for the years ended December 31, 2014 and 2013, respectively.
Agency Fees
Agency fees primarily represent third party collection fees and costs paid to repossession agents to repossess vehicles. Agency fees were $16.4 million for the year ended December 31, 2014, compared to $5.9 million for the year ended and December 31, 2013, an increase of $10.5 million or 178.0%. This increase was mainly attributable to the third party collection fees incurred by PRA Europe due to our utilization of outsourcing in our blended operational collection model there.
Outside Fees and Services
Outside fees and services expenses were $55.8 million for the year ended December 31, 2014, an increase of $24.2 million or 76.6% compared to outside fees and services expenses of $31.6 million for the year ended December 31, 2013. The increase was mainly attributable to the $17.2 million of transaction costs incurred during the year ended December 31, 2014 related to the Aktiv acquisition in addition to the outside fees and services expenses incurred by Aktiv.
Communication
Communication expenses were $33.1 million for the year ended December 31, 2014, an increase of $4.9 million or 17.4% compared to communication expenses of $28.2 million for the year ended December 31, 2013. The increase was largely due to the inclusion of Aktiv's communication expenses as well as additional postage expenses incurred as a result of an increase in special collection letter campaigns and a larger customer base. The remaining increase was attributable to higher telephone expenses. Expenses related to customer mailings were responsible for 69.4%, or $3.4 million, of this increase, and the remaining 30.6%, or $1.5 million, was attributable to increases in telephone related charges.
Rent and Occupancy
Rent and occupancy expenses were $11.5 million for the year ended December 31, 2014, an increase of $3.2 million or 38.6% compared to rent and occupancy expenses of $8.3 million for the year ended December 31, 2013. The increase was primarily due to the rent and occupancy expenses incurred by Aktiv as well as the additional space leased at our Norfolk headquarters during the second half of 2013 and the additional space leased as a result of the opening of our Texas call center in December 2013.
Depreciation and Amortization
Depreciation and amortization expense was $18.4 million for the year ended December 31, 2014, an increase of $4.0 million or 27.8% compared to depreciation and amortization expenses of $14.4 million for the year ended December 31, 2013. The increase was primarily due to the depreciation and amortization expenses incurred by Aktiv, as well as capital expenditures resulting from the additional space leased at our Norfolk headquarters during the second half of 2013, additional space leased as a result of the opening of our Texas call center in December of 2013, and the relocation of our PGS Birmingham operations in March 2014.
Other Operating Expenses
Other operating expenses were $30.0 million for the year ended December 31, 2014, an increase of $4.2 million or 16.3% compared to other operating expenses of $25.8 million for the year ended December 31, 2013. The increase was primarily due to an increase in taxes, fees and licenses of $6.0 million mainly attributable to Aktiv. This was offset by a decrease of $6.1 million related to the reversal of accrued VAT taxes recognized upon acquisition of Aktiv. The remaining increase is the result of increases in repairs and maintenance of $1.0 million, travel and meals of $1.0 million, and insurance expenses which increased $1.2 million. None of the remaining increase was attributable to any significant identifiable items.
Impairment of Goodwill
Impairment of goodwill expense was $6.4 million for the year ended December 31, 2013, compared to $0 for the year ended December 31, 2014. During the third quarter of 2013, we evaluated the goodwill associated with our PLS reporting unit, which had experienced a revenue and profitability decline, recent net losses and the loss of a significant client during the quarter. Based on this evaluation, we recorded a $6.4 million impairment of goodwill in the third quarter of 2013. This non-cash charge represented the full amount of goodwill previously recorded for PLS. All other intangible assets related to PLS were fully amortized as of December 31, 2013.
Interest Expense
Interest expense was $35.2 million for the year ended December 31, 2014, an increase of $20.7 million or 142.8% compared to interest expense of $14.5 million for the year ended December 31, 2013. The increase was primarily due to the additional financing needed to facilitate the closing of the Aktiv acquisition and the additional interest incurred on the Aktiv assumed debt and interest rate swap contracts as well as a full year of interest on the $287.5 million in aggregate principal amount of the Company’s 3.00% Convertible Senior Notes due 2020 which was completed through a private offering on August 13, 2013. This was partially offset by a reduction in interest expense of $4.8 million related to the amortization of fair value adjustment on Aktiv's debt.

Provision for Income Taxes
Income tax expense was $124.5 million for the year ended December 31, 2014, an increase of $18.4 million or 17.3% compared to income tax expense of $106.1 million for the year ended December 31, 2013. The increase was due to an increase of 6.3% in income before taxes, in addition to an increase in the effective tax rate to 41.4% for the year ended December 31, 2014 compared to 37.5% for the year ended December 31, 2013. The increase in the effective tax rate is primarily attributable to the taxation of foreign exchange by operating in various international tax jurisdictions.  We incurred taxable foreign currency translation gains that are not included in income before income taxes.  Additionally, we incurred non-deductible foreign exchange losses that were included in income before income taxes.
We intend for predominantly all foreign earnings to be permanently reinvested in our foreign operations. If foreign earnings were repatriated, we would need to accrue and pay taxes; however, foreign tax credits would be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $23.0 million as of December 31, 2014.
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
Income recognized on finance receivables, net, is shown net of changes in valuation allowances recognized under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), which requires that a valuation allowance be recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the year ended December 31, 2013, we recorded net allowance charge reversals of $2.0 million, which consisted of net allowance charge reversals of $8.9 million on our Core portfolios, mainly on pools purchased between 2005 and 2008, offset by allowance charges of $6.9 million on our Insolvency portfolios acquired mainly in 2007 and 2008. For the year ended December 31, 2012, we recorded net allowance charges of $6.6 million, $8.6 million of which related to our Insolvency portfolios acquired mainly in 2007 and 2008, offset by a net reversal of $2.0 million on our Core portfolios.
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
Agency Fees
Agency fees primarily represent costs paid to repossession agents to repossess vehicles. Agency fees were $5.9 million for both the years ended December 31, 2013, and 2012, respectively.
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
Communication
Communication expenses were $28.2 million for the year ended December 31, 2013, an increase of $3.0 million or 11.9% compared to communication expenses of $25.2 million for the year ended December 31, 2012. The increase was primarily due to additional postage expense resulting from an increase in special letter campaigns. The remaining increase was mainly attributable to increased telephone expenses. Expenses related to customer mailings were responsible for 66.7% or $2.0 million of this increase, while the remaining 33.3% or $1.0 million was attributable to increased telephone and telecommunication related expenses.

Rent and Occupancy
Rent and occupancy expenses were $8.3 million for the year ended December 31, 2013, an increase of $0.8 million or 10.7% compared to rent and occupancy expenses of $7.5 million for the year ended December 31, 2012. The increase was primarily due to the additional space leased at our Norfolk headquarters, the addition of NCM in December of 2012 as well as increased utility charges.
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
We intend for predominantly all foreign earnings to be permanently reinvested in our foreign operations. If foreign earnings were repatriated, we would need to accrue and pay taxes; however, foreign tax credits would be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $5.4 million as of December 31, 2013.

Supplemental Performance Data
Finance Receivables Portfolio Performance:
The following tables show certain data related to our finance receivables portfolio. These tables describe the purchase price, actual cash collections and future estimates of cash collections, income recognized on finance receivables (gross and net of allowance charges/(reversals)), principal amortization, allowance charges/(reversals), net finance receivable balances, and the ratio of total estimated collections to purchase price (which we refer to as purchase price multiple) as well as the original purchase price multiple.
Further, these tables disclose our North American and European Core portfolios and our North American and European Insolvency portfolios. The accounts represented in the Insolvency tables are those portfolios of accounts that were in an insolvency status at the time of purchase. This contrasts with accounts in our Core portfolios that file for bankruptcy/insolvency protection after we purchase them, which continue to be tracked in their corresponding Core portfolio. Core customers sometimes file for bankruptcy/insolvency protection subsequent to our purchase of the related Core portfolio. When this occurs, we adjust our collection practices accordingly to comply with bankruptcy/insolvency rules and procedures; however, for accounting purposes, these accounts remain in the related Core portfolio. Conversely, Insolvency accounts may be dismissed voluntarily or involuntarily subsequent to our purchase of the related Insolvency portfolio. Dismissal occurs when the terms of the bankruptcy are not met by the petitioner. When this occurs, we are typically free to pursue collection outside of bankruptcy procedures; however, for accounting purposes, these accounts remain in the related Insolvency pool.
Purchase price multiples can vary over time due to a variety of factors including pricing competition, supply levels, age of the receivables purchased, and changes in our operational efficiency. For example, increased pricing competition during the 2005 to 2008 period negatively impacted purchase price multiples of our Core portfolio compared to prior years. Conversely, during the 2009 to 2011 period, pricing disruptions occurred as a result of the economic downturn. This created unique and advantageous purchasing opportunities, particularly within the Insolvency market, relative to the prior four years.
When competition increases and/or supply decreases, pricing often becomes negatively impacted relative to expected collections, and yields tend to trend lower.  The opposite tends to occur when competition decreases and/or supply increases.
Purchase price multiples can also vary among types of finance receivables. For example, we incur lower collection costs on our Insolvency portfolio compared with our Core portfolio. This allows us, in general, to pay more for an Insolvency portfolio and experience lower purchase price multiples, while generating similar internal rates of return, net of expenses, when compared with a Core portfolio.
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
Revenue recognition under ASC 310-30 is driven by estimates of total collections as well as the timing of those collections. We record new portfolio purchases based on our best estimate of the cash flows expected at acquisition, which reflects the uncertainties inherent in the purchase of past due loans and the results of our underwriting process.  Subsequent to the initial booking, as we gain collection experience and confidence with a pool of accounts, we continuously update ERC. These processes, along with the aforementioned operational enhancements, have tended to cause the ratio of ERC to purchase price for any given year of buying to gradually increase over time. As a result, our estimate of total collections has often increased as pools have aged. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from purchase than say a pool that was just two years from purchase.
The tables that follow do not include the December investment of $34.7 million in a securitized fund in Poland which was formed to purchase and collect on Polish finance receivables.
Due to all the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of receivables.

Purchase period	Purchase Price	Net Finance Receivables	Estimated Remaining Collections	Total Estimated Collections	Current Purchase Price Multiple	Original Purchase Price Multiple (2)
North America-Core
1996-2004	$254,735	$—	$14,997	$1,110,516	436%	300%
2005	113,866	5,628	16,906	291,070	256%	221%
2006	90,039	5,996	14,201	196,810	219%	225%
2007	179,833	16,398	50,104	444,545	247%	227%
2008	166,489	17,886	43,384	373,918	225%	220%
2009	125,287	11,545	75,246	451,976	361%	252%
2010	148,586	22,426	121,435	529,897	357%	247%
2011	210,805	49,280	221,445	719,298	341%	245%
2012	255,455	113,068	336,869	713,556	279%	226%
2013	392,718	241,120	590,729	940,193	239%	211%
2014	407,275	369,360	744,087	831,854	204%	204%
Subtotal	2,345,088	852,707	2,229,403	6,603,633

North America-Insolvency
1996-2004	7,468	—	51	14,616	196%	174%
2005	29,301	37	178	43,921	150%	142%
2006	17,627	58	365	32,191	183%	139%
2007	78,525	384	1,280	106,124	135%	150%
2008	108,583	1,721	3,145	169,217	156%	163%
2009	156,025	—	22,729	481,482	309%	214%
2010	209,146	11,752	62,541	555,135	265%	184%
2011	181,762	44,482	89,187	339,352	187%	155%
2012	252,204	104,180	135,888	351,028	139%	136%
2013	228,292	134,808	177,588	312,711	137%	133%
2014	150,603	121,044	149,600	186,513	124%	124%
Subtotal	1,419,536	418,466	642,552	2,592,290
Total North America	3,764,624	1,271,173	2,871,955	9,195,923

Europe-Core
2012	20,544	744	2,101	28,333	138%	187%
2013	20,381	5,332	9,105	24,634	121%	119%
2014 (1) (4)	780,619	712,912	1,467,532	1,620,712	208%	208%
Subtotal	821,544	718,988	1,478,738	1,673,679

Europe-Insolvency
2014	11,629	11,629	15,021	15,026	129%	129%
Subtotal	11,629	11,629	15,021	15,026
Total Europe (3)	833,173	730,617	1,493,759	1,688,705
Total PRA Group	$4,597,797	$2,001,790	$4,365,714	$10,884,628
(1) The amount reflected in the purchase price column includes the acquisition date finance receivable portfolio that was acquired in connection with the Aktiv acquisition.
(2) The original purchase price multiple represents the initial full year purchase price multiple in the year of acquisition.
(3) For our international amounts, the local currencies were converted to U.S. dollars at the period end exchange rate for the purchase price, net finance receivables and ERC amounts.
(4) Excludes the December 2014 investment of $34.7 million in a securitized fund in Poland.

Below includes 2014 data on our portfolios including cash collections, revenue, amortization, allowance charges/(reversals), net finance receivable revenue and net finance receivable balances on our consolidated balance sheet:

Purchase period	Purchase Price	Cash Collections	Gross Revenue	Amortization	Allowance	Net Revenue	Net Finance Receivables
North America-Core
1996-2004	$254,735	$13,061	$13,061	$—	$—	$13,061	$—
2005	113,866	6,703	3,866	2,837	(2,595)	6,461	5,628
2006	90,039	5,724	2,995	2,729	(2,800)	5,795	5,996
2007	179,833	19,759	12,401	7,358	(2,480)	14,881	16,398
2008	166,489	21,027	11,499	9,528	(3,000)	14,499	17,886
2009	125,287	35,555	28,873	6,682	—	28,873	11,545
2010	148,586	55,946	47,194	8,752	2,540	44,654	22,426
2011	210,805	108,513	90,269	18,244	3,050	87,219	49,280
2012	255,455	146,198	101,464	44,734	400	101,064	113,068
2013	392,718	247,849	132,332	115,517	—	132,332	241,120
2014	407,275	92,660	54,993	37,667	—	54,993	369,360
Subtotal	2,345,088	752,995	498,947	254,048	(4,885)	503,832	852,707

North America-Insolvency
1996-2004	7,468	74	74	—	—	74	—
2005	29,301	102	51	51	(70)	121	37
2006	17,627	261	166	95	(100)	266	58
2007	78,525	714	281	433	(680)	961	384
2008	108,583	1,884	479	1,405	(800)	1,279	1,721
2009	156,025	53,945	42,050	11,895	—	42,050	—
2010	209,146	101,873	67,615	34,258	—	67,615	11,752
2011	181,762	85,816	40,986	44,830	—	40,986	44,482
2012	252,204	94,141	24,262	69,879	—	24,262	104,180
2013	228,292	82,596	24,878	57,718	—	24,878	134,808
2014	150,603	37,045	8,390	28,655	1,104	7,286	121,044
Subtotal	1,419,536	458,451	209,232	249,219	(546)	209,778	418,466
Total North America	3,764,624	1,211,446	708,179	503,267	(5,431)	713,610	1,271,173

Europe-Core
2012	20,544	5,641	3,528	2,113	496	3,032	744
2013	20,381	8,540	1,185	7,355	—	1,185	5,332
2014 (1)	780,619	153,180	89,642	63,538	—	89,642	712,912
Subtotal	821,544	167,361	94,355	73,006	496	93,859	718,988

Europe-Insolvency
2014	11,629	5	5	—	—	5	11,629
Subtotal	11,629	5	5	—	—	5	11,629
Total Europe	833,173	167,366	94,360	73,006	496	93,864	730,617
Total PRA Group	$4,597,797	$1,378,812	$802,539	$576,273	$(4,935)	$807,474	$2,001,790
(1) The amount reflected in the purchase price column includes the acquisition date finance receivable portfolio that was acquired in connection with the Aktiv acquisition.
(2) Excludes the December 2014 investment of $34.7 million in a securitized fund in Poland.

The following graph shows the purchase price of our portfolios by year for the last ten years. The purchase price number represents the cash paid to the seller, plus certain capitalized costs, less buybacks.
(1) Europe-Insolvency purchases were less than 1% of total purchases in 2014 therefore they are not visually discernible in this graph.
(2) Excludes the December 2014 investment of $34.7 million in a securitized fund in Poland.
We did have not any Europe-Insolvency purchases prior to 2014.
As shown in the above chart, the composition of our purchased portfolios shifted in favor of Insolvency accounts in 2009 and 2010, before returning to equilibrium with Core in 2011 and 2012. In 2013 and 2014, Core purchases exceeded those of Insolvency accounts. We began buying Insolvency accounts during 2004 and slowly increased the volume of accounts we acquired through 2006 as we tested our models, refined our processes and validated our operating assumptions. After observing a high level of modeling confidence in our early purchases, we began increasing our level of purchases more dramatically commencing in 2007.
Our ability to profitably purchase and liquidate pools of Insolvency accounts provides diversity to our distressed asset acquisition business. Although we generally buy Insolvency portfolios from many of the same consumer lenders from whom we acquire Core customer portfolios, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of portfolios purchased in the Insolvency and Core markets may differ over time. We have found periods when Insolvency accounts were more profitable and other times when Core accounts were more profitable. A primary driver of portfolio profitability is determined by the amount of purchase price relative to the expected returns of the acquired portfolios. When pricing becomes more competitive due to reduced portfolios available for purchase or increased demand from competitors entering or increasing their presence in the market, prices tend to go up, driving down the purchase price multiple and lowering the overall expected returns. When pricing relaxes due to market dynamics, purchase price multiples tend to increase, thereby increasing the overall expected returns.
In order to collect our Core portfolios, we generally need to employ relatively higher amounts of labor and incur additional collection costs to generate each dollar of cash collections as compared with Insolvency portfolios. In order to achieve acceptable levels of net return on investment (after direct expenses), we are generally targeting a total cash collections to purchase price multiple in the 2.0-3.0x range.  On the other hand, Insolvency accounts generate the majority of their cash collections through the efforts of bankruptcy courts and trustees.  In this process, cash is remitted to our Company with no corresponding cost other than the cost of filing claims at the time of purchase, court fees associated with the filing of ownership claim transfers and general administrative costs for monitoring the progress of each account through the bankruptcy process.  As a result, overall collection costs are much lower for us when liquidating a pool of Insolvency accounts as compared to a pool of Core accounts, but conversely the price we pay for Insolvency accounts is generally higher than Core accounts.  We generally target similar net returns on investment (measured after direct expenses) for Insolvency and Core portfolios at any given point in the market cycles. However, because of the lower related collection costs, we can pay more for Insolvency portfolios, which causes the estimated total cash collections to purchase price multiples of Insolvency pools generally to be in the 1.2-2.0x range.  In summary, compared to a similar investment in a pool of Core accounts, to the extent both pools had identical targeted net returns on investment (measured after direct expenses), the Insolvency pool would be expected to generate less revenue, less direct expenses, similar operating income, and a higher operating margin.
    As a result of these purchase price and collection cost dynamics, the mix of our portfolios dictates the relative profitability we realize in a given year. We minimize the impact of higher pricing, to the degree possible, with increased analytics used to score accounts and determine on which accounts to focus our collection efforts.
We utilize a long-term approach to collecting our owned portfolios of receivables. This approach has historically caused us to realize significant cash collections and revenues from purchased portfolios of finance receivables years after they are originally acquired.

As a result, we have in the past been able to temporarily reduce our level of current period acquisitions without a material negative current period impact on cash collections and revenue.

The following tables, which exclude any proceeds from cash sales of finance receivables, illustrate historical cash collections, by year, on our portfolios.
Cash Collections by Year, By Year of Purchase

($ in thousands)			Cash Collection Period
Purchase Period	Purchase Price	1996-2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Total
North America-Core
1996-2004	$254,735	$466,629	$167,854	$134,321	$94,072	$58,820	$44,275	$35,586	$31,123	$24,873	$17,648	$13,061	$1,088,262
2005	113,866	—	15,191	59,645	57,928	42,731	30,048	22,351	16,768	13,052	9,747	6,703	274,164
2006	90,039	—	—	17,363	43,737	34,038	25,351	19,522	16,664	11,895	8,316	5,724	182,610
2007	179,833	—	—	—	39,413	87,039	69,175	60,230	50,995	39,585	28,244	19,759	394,440
2008	166,489	—	—	—	—	47,253	72,080	62,363	53,654	42,850	31,307	21,027	330,534
2009	125,287	—	—	—	—	—	40,703	95,627	84,339	69,385	51,121	35,555	376,730
2010	148,586	—	—	—	—	—	—	47,076	113,554	109,873	82,014	55,946	408,463
2011	210,805	—	—	—	—	—	—	—	61,972	174,461	152,908	108,513	497,854
2012	255,455	—	—	—	—	—	—	—	—	56,901	173,589	146,198	376,688
2013	392,718	—	—	—	—	—	—	—	—	—	101,614	247,849	349,463
2014	407,275	—	—	—	—	—	—	—	—	—	—	92,660	92,660
Subtotal	2,345,088	466,629	183,045	211,329	235,150	269,881	281,632	342,755	429,069	542,875	656,508	752,995	4,371,868
North America-Insolvency
2004	7,468	743	4,554	3,956	2,777	1,455	496	164	149	108	90	74	14,566
2005	29,301	—	3,777	15,500	11,934	6,845	3,318	1,382	466	250	169	102	43,743
2006	17,627	—	—	5,608	9,455	6,522	4,398	2,972	1,526	665	419	261	31,826
2007	78,525	—	—	—	2,850	27,972	25,630	22,829	16,093	7,551	1,206	714	104,845
2008	108,583	—	—	—	—	14,024	35,894	37,974	35,690	28,956	11,650	1,884	166,072
2009	156,025	—	—	—	—	—	16,635	81,780	102,780	107,888	95,725	53,945	458,753
2010	209,146	—	—	—	—	—	—	39,486	104,499	125,020	121,717	101,873	492,595
2011	181,762	—	—	—	—	—	—	—	15,218	66,379	82,752	85,816	250,165
2012	252,204	—	—	—	—	—	—	—	—	17,388	103,610	94,141	215,139
2013	228,292	—	—	—	—	—	—	—	—	—	52,528	82,596	135,124
2014	150,603	—	—	—	—	—	—	—	—	—	—	37,045	37,045
Subtotal	1,419,536	743	8,331	25,064	27,016	56,818	86,371	186,587	276,421	354,205	469,866	458,451	1,949,873
Europe-Core
2012	20,544	—	—	—	—	—	—	—	—	11,604	8,995	5,641	26,240
2013	20,381	—	—	—	—	—	—	—	—	—	7,068	8,540	15,608
2014 (1) (2)	780,619	—	—	—	—	—	—	—	—	—	—	153,180	153,180
Subtotal	821,544	—	—	—	—	—	—	—	—	11,604	16,063	167,361	195,028
Europe-Insolvency
2014	11,629	—	—	—	—	—	—	—	—	—	—	5	5
Subtotal	11,629	—	—	—	—	—	—	—	—	—	—	5	5

Total	$4,597,797	$467,372	$191,376	$236,393	$262,166	$326,699	$368,003	$529,342	$705,490	$908,684	$1,142,437	$1,378,812	$6,516,774
(1) The amount reflected in the purchase price column includes the acquisition date finance receivable portfolio that was acquired in connection with the Aktiv acquisition.
(2) Excludes the December 2014 investment of $34.7 million in a securitized fund in Poland.

Collections Productivity (Domestic Portfolio)
The following tables display various collections productivity measures that we track.
Cash Collections per Collector Hour Paid (Domestic Portfolio)

	Core cash collections (1)
	2014	2013	2012	2011	2010
Q1	$223	$193	$166	$162	$135
Q2	220	190	169	154	127
Q3	217	191	171	152	127
Q4	203	190	150	137	129

	Total cash collections (2)
	2014	2013	2012	2011	2010
Q1	$337	$304	$258	$241	$182
Q2	354	315	275	243	188
Q3	338	310	279	249	200
Q4	310	308	245	228	204

	Non-legal cash collections (3)
	2014	2013	2012	2011	2010
Q1	$282	$251	$216	$204	$154
Q2	293	261	225	205	160
Q3	280	259	230	212	170
Q4	259	256	200	194	174

	Non-legal/non-insolvency cash collections (4)
	2014	2013	2012	2011	2010
Q1	$167	$140	$125	$125	$106
Q2	158	137	120	116	100
Q3	159	140	122	115	97
Q4	151	138	105	103	98

(1)
Represents total cash collections less Insolvency cash collections from trustee-administered accounts. This metric includes cash collections from Insolvency accounts administered by the Core call center as well as cash collections generated by our internal staff of legal collectors. This calculation does not include hours paid to our internal staff of legal collectors or to employees processing the required notifications to trustees on Insolvency accounts.

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

(1)	Includes cash collections on finance receivables only and excludes cash proceeds from sales of receivables.

Seasonality
Cash collections tend to be higher in the first and second quarters of the year and lower in the third and fourth quarters of the year, due to customer payment patterns in connection with seasonal employment trends, income tax refunds and holiday spending habits. Historically, our growth has partially offset the impact of this seasonality.
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.

Cash Collections by Geography and Type(amounts in thousands)	Q4-2014	Q3-2014	Q2-2014	Q1-2014	Q4-2013	Q3-2013	Q2-2013	Q1-2013
North America-Core	$185,921	$189,027	$190,229	$187,818	$158,828	$166,805	$167,675	$163,200
North America-Insolvency	103,104	110,544	124,101	120,702	114,384	120,576	125,672	109,233
Europe-Core	84,398	73,172	4,944	4,847	5,714	4,270	3,050	3,030
Europe-Insolvency	5	—	—	—	—	—	—	—
Total Cash Collections	$373,428	$372,743	$319,274	$313,367	$278,926	$291,651	$296,397	$275,463

The following table provides additional details on the composition of our Core cash collections in the United States for the periods indicated.

Core Cash Collections by Source - United States Portfolio Only

Cash Collection Source (amounts in thousands)	Q4-2014	Q3-2014	Q2-2014	Q1-2014	Q4-2013	Q3-2013	Q2-2013	Q1-2013
Call Center and Other Collections	$95,784	$92,814	$90,128	$92,889	$78,661	$85,243	$87,179	$86,007
External Legal Collections	46,761	49,930	55,011	50,990	46,066	48,274	50,131	47,910
Internal Legal Collections	38,157	41,400	45,090	43,939	34,101	33,288	30,365	29,283
Total Core Cash Collections - United States	$180,702	$184,144	$190,229	$187,818	$158,828	$166,805	$167,675	$163,200
Portfolios by Type and Geography (Domestic Portfolio Only)
The following chart categorizes our life-to-date domestic portfolio purchases as of December 31, 2014 into the major asset types represented (amounts in thousands):

Asset Type	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
Major Credit Cards	20,543	54%	$56,055,880	67%	$2,443,891	64%
Consumer Finance	6,708	18	8,690,883	11	151,539	4
Private Label Credit Cards	9,680	26	13,017,175	16	1,068,700	28
Auto Deficiency	678	2	4,837,651	6	156,883	4
Total:	37,609	100%	$82,601,589	100%	$3,821,013	100%

(1)	“Face Value” represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	“Original Purchase Price” represents the cash paid to sellers to acquire portfolios of finance receivables and has not been reduced by any adjustments, including payments and buybacks.
The following table summarizes our life-to-date domestic portfolio purchases as of December 31, 2014, into the delinquency categories represented (amounts in thousands):

Account Type	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
Fresh	3,844	10%	$8,834,309	11%	$1,012,566	26%
Primary	4,914	13	9,431,151	11	538,815	14
Secondary	7,653	20	10,648,997	13	489,047	13
Tertiary	4,649	12	6,607,092	8	123,111	3
Insolvency	5,772	15	23,580,128	29	1,483,305	39
Other	10,777	30	23,499,912	28	174,169	5
Total:	37,609	100%	$82,601,589	100%	$3,821,013	100%

(1)	“Face Value” represents the original face amount purchased from receivable owners and has not been reduced by any adjustments, including payments and buybacks.

(2)	“Original Purchase Price” represents the cash paid to sellers to acquire portfolios of finance receivables and has not been reduced by any adjustments, including payments and buybacks.

The following table summarizes our life-to-date domestic portfolio purchases as of December 31, 2014, by geographic location (amounts in thousands):

Geographic Distribution	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
California	4,080	11%	$10,902,866	13%	$479,784	13%
Texas	5,123	14	8,868,579	11	333,257	9
Florida	3,013	8	7,752,296	9	338,383	9
New York	2,154	6	4,827,234	6	199,041	5
Ohio	1,730	5	3,102,768	4	156,666	4
Pennsylvania	1,367	4	3,013,841	4	138,318	4
Illinois	1,427	4	2,971,145	4	150,859	4
North Carolina	1,363	4	2,922,169	4	134,731	4
Georgia	1,245	3	2,749,288	3	151,162	4
Other(3)	16,107	41	35,491,403	42	1,738,812	44
Total:	37,609	100%	$82,601,589	100%	$3,821,013	100%

(1)	“Face Value” represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	“Original Purchase Price” represents the cash paid to sellers to acquire portfolios of finance receivables and has not been reduced by any adjustments, including payments and buybacks.

(3)	Each state included in “Other” represents less than 2% of the face value of total life-to-date domestic purchases.
Portfolio Purchasing
The following table displays our quarterly portfolio purchases for the periods indicated.

Portfolio Purchase Source (amounts in thousands)	Q4-2014	Q3-2014	Q2-2014	Q1-2014	Q4-2013	Q3-2013	Q2-2013	Q1-2013
North America-Core	$119,714	$118,018	$91,904	$79,085	$65,759	$89,044	$113,314	$126,951
North America-Insolvency	24,949	38,535	16,187	72,003	31,987	41,794	82,273	86,595
Europe-Core (1)	123,194	734,803	1,121	1,626	1,763	11,037	4,881	1,387
Europe-Insolvency	11,625	—	—	—	—	—	—	—
Total Portfolio Purchasing	$279,482	$891,356	$109,212	$152,714	$99,509	$141,875	$200,468	$214,933
(1) Excludes the December 2014 investment of $34.7 million in a securitized fund in Poland.

Estimated Remaining Collections
The following chart shows our ERC by geographical region at December 31, 2014 (amounts in millions).

Liquidity and Capital Resources
Historically, our primary sources of cash have been cash flows from operations, bank borrowings, and convertible debt and equity offerings. Cash has been used for acquisitions of finance receivables portfolios, corporate acquisitions, repurchase of our common stock, repayments of bank borrowings, operating expenses, purchases of property and equipment, and working capital to support our growth.
As of December 31, 2014, cash and cash equivalents totaled $39.7 million, compared to $162.0 million at December 31, 2013. At December 31, 2014, we had $1.5 billion in borrowings outstanding with $352.9 million of availability under all of our credit facilities (subject to the borrowing base and applicable debt covenants). See the "Borrowings" section below for more information. Conversely, at December 31, 2013, we had no debt outstanding on the revolving portion of our credit facility with availability of $435.5 million (subject to the borrowing base and applicable debt covenants).
We have in place forward flow commitments for the purchase of defaulted receivables over the next twelve months with a maximum purchase price of $500.0 million as of December 31, 2014.  Additionally, we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements.  We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit facility will be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and additional, normal-course portfolio purchasing during the next twelve months. Business acquisitions or higher than normal levels of portfolio purchasing could require additional financing from other sources. On July 16, 2014, we completed the purchase of all of the outstanding equity of Aktiv, for a purchase price of approximately $861.3 million, and assumed approximately $433.7 million of Aktiv’s corporate debt, resulting in an acquisition of estimated total enterprise value of $1.3 billion. We financed the transaction with cash of $206.4 million, $169.9 million in financing from an affiliate of the seller, and $485.0 million from our domestic, revolving credit facility.
For domestic income tax purposes, we recognize revenue using the cost recovery method with respect to our receivable purchasing business.  The IRS has audited and issued a Notice of Deficiency for the tax years ended December 31, 2005 through 2012.  It has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income.  We have filed a petition in the United States Tax Court challenging the deficiency and believe we have sufficient support for the technical merits of our positions.  The case is scheduled for trial in the United States Tax Court on June 22, 2015. If we are unsuccessful in the United States Tax Court, we can appeal to the federal Circuit Court of Appeals.  If judicial appeals prove unsuccessful, we may ultimately be required to pay the related deferred taxes, and possibly interest and penalties, which may require additional financing from other sources.  Deferred tax liabilities related to this item were $241.0 million at December 31, 2014. Our estimate of the potential federal and state interest is $79.0 million as of December 31, 2014.
Cash generated from operations is dependent upon our ability to collect on our finance receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our future cash flows.
On February 2, 2012, the Company’s board of directors authorized a share repurchase program to purchase up to $100 million of our outstanding shares of Common Stock. During November 2014, we purchased the remaining 323,900 shares allowed under the plan at an average price of $57.94 per share.
On December 10, 2014, the Company's board of directors authorized a new share repurchase program to purchase up to $100 million of the Company's outstanding shares of common stock on the open market. Repurchases depend on prevailing market conditions and other factors. The repurchase program may be suspended or discontinued at any time. During December 2014, we purchased 250,000 shares of our common stock under the new share repurchase program at an average price of $57.59 per share. At December 31, 2014, the maximum remaining purchase price for share repurchases under the new program is approximately $85.6 million.
Our operating activities provided cash of $262.1 million, $225.1 million, and $131.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period.
Our investing activities used cash of $1,030.7 million, $175.6 million, and $205.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of defaulted receivables, purchases of property and equipment, and business acquisitions. The change was due in part to net cash payments for corporate acquisitions totaling $851.2 million for the year ended December 31, 2014 compared to zero for the year ended December 31, 2013 and $149.0 million for the year ended December 31, 2012. The change was also due to an increase in acquisitions of finance receivables, excluding the acquisition date Aktiv portfolios, which increased to $682.4 million for the year ended December 31, 2014 from $638.6 million for the year ended December 31, 2013 and $457.1 million for the year ended December 31, 2012. In addition, we had net purchases in investments of $44.0 million for the year ended December 31, 2014 compared to zero for the years ended December 31, 2013 and 2012. This increase was partially offset by an increase in collections applied to principal on finance receivables to $571.3 million, from $478.9 million, and $378.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Our financing activities provided cash of $648.0 million, $79.8 million and $80.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. Cash for financing activities is normally provided by draws on our line of credit, proceeds from long-term debt and gross proceeds from convertible debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit, principal payments on long-term debt and repurchases of our common stock. The increase in 2014 over 2013 was due primarily to the additional funding required for the Aktiv acquisition. During the year ended December 31, 2014, we had net draws on our lines of credit and long-term debt of $409.0 million and $264.1 million, respectively. During the year ended December 31, 2013, we had net repayments on our lines of credit and long-term debt of $127.0 million and $5.5 million, respectively. The change in 2013 as compared to 2012, was due in large part to the convertible debt offering that occurred in the third quarter of 2013. This provided us with $287.5 million in gross proceeds of the offering during the year ended December 31, 2013. The change was also due to changes in the net borrowings on our credit facility. We had net repayments on our credit facility of $127.0 million during the year ended December 31, 2013 compared to net borrowings of $107.0 million during the year ended December 31, 2012. In addition, cash flow related to financing activities was impacted by stock repurchases of $33.2 million, $58.5 million and $22.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Cash paid for interest was $31.8 million, $9.8 million, and $9.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. Interest was paid on our revolving credit facilities, long-term debt, convertible debt and our interest rate swap agreements. The increase in 2014 as compared to 2013 and 2012, was due mainly to the interest paid on the debt assumed and additional funding required for the Aktiv acquisition. Cash paid for income taxes was $47.9 million, $105.7 million, and $98.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. The decrease in taxes paid is primarily due to lower taxable income in 2014, coupled with an income tax refund in 2014 due to the overpayment of prior year taxes.
Borrowings
Domestic Revolving Credit and Term Loan

On December 19, 2012, we entered into a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the "Credit Agreement"). The Credit Agreement was amended and modified during 2013. The total credit facility under the Credit Agreement includes an aggregate principal amount of $835.0 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully funded $185.0 million term loan, (ii) a $630 million domestic revolving credit facility, of which $221.0 million is available to be drawn, and (iii) a $20 million multi-currency revolving credit facility, of which $20 million is available to be drawn. The facilities all mature on December 19, 2017.  Our revolving credit facility includes a $20.0 million swingline loan sublimit and a $20.0 million letter of credit sublimit. The Credit Agreement is secured by a first priority lien on substantially all of our assets.
Effective February 19, 2014, we entered into a Second Amendment to the Credit Agreement to amend certain provisions of the Credit Agreement to permit and facilitate the consummation of the Aktiv acquisition. The Second Amendment also amended certain provisions of the Credit Agreement to add an additional basket for permitted indebtedness for the issuance of senior, unsecured convertible notes or other unsecured financings in an aggregate amount not to exceed $300 million.

Effective June 5, 2014, we entered into a Third Amendment to the Credit Agreement to amend a provision of the Credit Agreement to increase a basket for permitted indebtedness for the issuance of senior, unsecured convertible notes or other unsecured financings from an aggregate amount not to exceed $300 million to an aggregate amount not to exceed $500 million (without respect to our 3.00% Convertible Senior Notes due 2020).
Borrowings outstanding on this credit facility at December 31, 2014 consisted of $185.0 million outstanding on the term loan with an annual interest rate as of December 31, 2014 of 2.67% and $409.0 million outstanding in 30-day Eurodollar rate loans on the revolving facility with a weighted average interest rate of 2.68%. At December 31, 2013, our borrowings on this credit facility consisted of $195.0 million outstanding on the term loan with an annual interest rate as of December 31, 2013 of 2.67%.
Seller Note Payable
In conjunction with the closing of the Aktiv business acquisition on July 16, 2014, we entered into a $169.9 million promissory note (the "Seller Note"). The Seller Note bears interest at the three-month LIBOR plus 3.75% and matures on July 16, 2015. The quarterly interest due can be paid or rolled into the Seller Note balance at our option. During 2014, we paid the interest due of $3.1 million. At December 31, 2014, the balance due on the Seller Note was $169.9 million with an annual interest rate of 4.01%.

Multicurrency Revolving Credit Facility

On October 23, 2014, we entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (“the Multicurrency Revolving Credit Agreement”).  Subsequently, two other lenders joined the credit facility. Under the terms of the Multicurrency Revolving Credit Agreement, the credit facility includes an aggregate amount of $500.0 million, accrues interest at the IBOR plus 2.50-3.00% (as determined by the ERC Ratio as defined in the Multicurrency Revolving Credit Agreement), bears an unused line fee of 0.35% per annum, payable monthly in arrears, and matures on October 23, 2019. The Multicurrency Revolving Credit Agreement also includes an Overdraft Facility aggregate amount of $40.0 million, accrues interest at the Interbank Offered Rate ("IBOR") plus 2.50-3.00% (as determined by the ERC Ratio as defined in the Multicurrency Revolving Credit Agreement), bears a facility line fee of 0.50% per annum, payable quarterly in arrears, and also matures October 23, 2019.
The Multicurrency Revolving Credit Agreement is secured by i) the shares of most of the subsidiaries of Aktiv ii) all intercompany loans to Aktiv's subsidiaries. The Multicurrency Revolving Credit Agreement also contains restrictive covenants and events of default including the following:

•	the ERC Ratio (as defined in the Multicurrency Revolving Credit Agreement) may not exceed 28%;

•	the GIBD Ratio (as defined in the Multicurrency Revolving Credit Agreement) cannot exceed 2.5 to 1.0 as of the end of any fiscal quarter;

•	interest bearing deposits in AK Nordic AB cannot exceed SEK 500,000,000;

•	cash collections must exceed 95% of Aktiv's IFRS forecast.

At December 31, 2014, the balance on the Multicurrency Revolving Credit Agreement was $427.7 million, with an annual interest rate of 4.02%.
Aktiv Subordinated Loan
On December 16, 2011, Aktiv entered into a subordinated loan agreement with Metrogas Holding Inc., an affiliate with Geveran Trading Co. Ltd (the "Commitment"). Under the terms of the Commitment, Aktiv is able to drawdown a commitment in the aggregate amount of up to $30 million for a period of 90 days from the date of the agreement (the “Availability Period”). Aktiv may draw all or a part of the Commitment in the Availability Period, and may utilize the Commitment in up to three drawdowns. The Commitment bears interest at LIBOR plus 3.75%. The maturity date is January 16, 2016. The Commitment does not contain any covenants.

As of December 31, 2014, the aggregate drawdown is $30.0 million, with an annual interest rate of 4.01%.

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
We were in compliance with all covenants under our financing arrangements as of December 31, 2014 and 2013.
 Undistributed Earnings of Foreign Subsidiaries
We intend to use remaining accumulated and future undistributed earnings of foreign subsidiaries to expand operations outside the United States; therefore, such undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States. Accordingly, no provision for federal and state income tax has been provided thereon.  If management's intentions change and eligible undistributed earnings of foreign subsidiaries are repatriated, we would be subject to additional U.S. income taxes, net of an adjustment for foreign tax credits, and withholding taxes payable to various foreign jurisdictions, where applicable.  This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed foreign earnings.  Refer to the Notes of the Consolidated Financial Statements for further information related to our income taxes and undistributed foreign earnings.
Stockholders’ Equity
Stockholders’ equity was $902.2 million at December 31, 2014 and $869.5 million at December 31, 2013. The increase was primarily attributable to $176.5 million in net income attributable to PRA during the year ended December 31, 2014. This was offset by net foreign currency translation losses of $120.0 million and share repurchases of $33.2 million.

Contractual Obligations
Our contractual obligations as of December 31, 2014 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$39,698	$10,205	$17,311	$9,193	$2,989
Line of credit (1)	905,452	26,512	52,140	826,800	—
Long-term debt (2)	728,846	198,168	217,303	17,250	296,125
Purchase commitments (3)	502,750	438,151	35,194	29,405	—
Employment agreements	23,533	11,163	12,370	—	—
Total	$2,200,279	$684,199	$334,318	$882,648	$299,114

(1)
This amount includes estimated interest and unused line fees due on our domestic and multicurrency lines of credit and assumes that the balances on the lines of credit remain constant from the December 31, 2014 balances of $409.5 million and $427.7 million, respectively.

(2)	This amount includes scheduled interest and principal payments on our term loans and our convertible debt.

(3)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of defaulted finance receivables in the amount of approximately $500.0 million.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as of December 31, 2014 as defined by Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934.
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

We do not expect that any other recently issued accounting pronouncements will have a material effect on our consolidated financial statements.

Critical Accounting Policies and Estimates
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

Revenue Recognition - Finance Receivables

We account for our investment in finance receivables under the guidance of ASC 310-30. Revenue recognition for finance receivables accounted for under ASC 310-30 involves the use of estimates and the exercise of judgment on the part of management.  These estimates include projections of the quantity and timing of future cash flows and economic lives of our pools of finance receivables.  Significant changes in such estimates could result in increased or decreased revenue or the incurrence of allowance charges.

We implement the accounting for income recognized on finance receivables under ASC 310-30 as follows:
We create each accounting pool using our projections of estimated cash flows and expected economic life. We then compute the effective yield that fully amortizes the pool over a reasonable expectation of its economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, we balance those results to the data contained in our proprietary models to ensure accuracy, then review each pool watching for trends, actual performance versus projections and curve shape (a graphical depiction of the timing of cash flows), regularly re-forecasting future cash flows utilizing our statistical models. The review process is primarily performed by our finance staff; however, our operational and statistical staff are also involved, providing updated statistical input and cash projections to the finance staff. Significant judgment is used in evaluating whether overperformance is due to an increase in projected cash flows or an acceleration of cash flows (a timing difference). If determined to be a significant increase in expected cash flows, we will recognize the effect of the increase prospectively first through an adjustment to any previously recognized valuation allowance for that pool and then through an increase in yield. If the overperformance is determined to be due to a timing difference, we will: a) adjust estimated future cash flows downward which effectively extends the amortization period to fall within a reasonable expectation of the pool's economic life, b) adjust future cash flow projections as noted previously coupled with an increase in yield in order for the amortization period to fall within a reasonable expectation of the pool's economic life, or c) take no action at all if the amortization period falls within a reasonable expectation of the pool's expected economic life. To the extent there is underperformance, we will record an allowance if the underperformance is significant and will also consider revising estimated future cash flows based on current period information, or take no action if the pool's amortization period is reasonable and falls within the currently projected economic life.
Valuation of Acquired Intangibles and Goodwill

In accordance with ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”), we amortize intangible assets over their estimated useful lives. Goodwill, pursuant to ASC 350, is not amortized but rather is evaluated for impairment annually and more frequently if indicators of potential impairment exist.

Goodwill is reviewed for potential impairment at the reporting unit level. A reporting unit is an operating segment or one level below. As reporting units are determined after an acquisition or evolve with changes in business strategy, goodwill is assigned to reporting units and it no longer retains its association with a particular acquisition. All of the revenue streams and related activities of a reporting unit, whether acquired or organic, are available to support the value of the goodwill.

We estimate the fair value of our reporting units using the income approach, the market approach and the transaction approach. Depending on the availability of public data and suitable comparables, we may or may not use the market approach and the transaction approach or we may emphasize the results from the approaches differently. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows and a residual terminal value. Cash flow projections are based on management's estimates of revenue growth rates, operating margins, necessary working capital, and capital expenditure requirements, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with operating and investment characteristics similar to the reporting unit. Under the transaction approach, we estimate fair value based on market multiples from comparable transactions where the acquisition target has similar operating and investment characteristics to the reporting unit. The transaction approach is less likely to be used given the lack of publicly available detailed data on transactions for comparable companies.

The Company performs its annual goodwill assessment on October 1. The option of whether to perform a qualitative assessment or to proceed directly to a two-step quantitative test is made from year-to-year and can vary by reporting unit. At October 1, 2014, we performed a qualitative assessment of our reporting units. Factors we considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying value of the net assets of our reporting units, changes in our share price, and other relevant Company specific events. We also considered the impact of changes in the estimates and assumptions used in our fair value estimates. Based on our evaluation, we determined that our reporting units were not at risk of failing a Step 1 impairment test under ASC 350.

Our goodwill impairment testing involves the use of estimates and the exercise of judgment on the part of management. Our assessment of the qualitative factors discussed above involves significant judgments about expected future business performance and general market conditions. Significant changes in our assessment of such qualitative factors could affect our assessment of the fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

The allocation of the purchase price to the tangible assets and liabilities and identifiable intangible assets acquired requires significant estimates in determining the fair values of assets acquired and liabilities assumed which result in goodwill.

Income Taxes

We are subject to the income tax laws of the various jurisdictions in which we operate, including U.S. federal, state, and local and international jurisdictions. These tax laws are complex and are subject to different interpretations by the taxpayer and the relevant government taxing authorities. When determining our domestic and foreign income tax expense, we must make judgments about application of these inherently complex laws.

We follow the guidance of ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. Accordingly, we record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In the event that all or part of the deferred tax assets are determined not to be realizable in the future, a valuation allowance would be established and charged to earnings in the period such determination is made. If we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. The establishment or release of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the use of loss carry-forwards or other deferred tax assets in future periods. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

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

Our acquisition of Aktiv requires the use of material estimates and increases the complexity of our accounting for income taxes. In addition, we are restructuring Aktiv's corporate organization, which requires valuation estimates and interpretations of complex tax laws in multiple jurisdictions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were $1.2 billion as of December 31, 2014. Assuming a 25 basis point decrease in interest rates, for example, interest expense over the following twelve months would decrease by an estimated $2.5 million. Assuming a 50 basis point increase in interest rates, interest expense over the following twelve months would increase by an estimated $5.1 million.

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

The fair value of our interest rate swap agreements was a net liability of $3.4 million at December 31, 2014. A hypothetical 25 basis point decrease in interest rates would cause a decrease in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be a liability of $5.0 million at December 31, 2014. Conversely, a hypothetical 50 basis point increase in interest rates would cause an increase in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be an asset of $1.3 million at December 31, 2014.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in foreign currencies, including the euro, the Great British pound, the Canadian dollar, Norwegian kroner, Swiss franc, Danish kroner, Swedish kroner and Polish zloty. In 2014, we generated $114.7 million of revenues from operations outside the United States and used six functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.

As a result of our international operations, fluctuations in foreign currencies could cause us to incur foreign currency exchange gains and losses, and could adversely affect our comprehensive income and stockholders’ equity. Additionally, our reported financial results could change from period to period due solely to fluctuations between currencies.

Foreign currency exchange gains and losses are the result of the re-measurement of account balances in certain currencies into an entity’s functional currency. Foreign currency gains and losses are included as a component of other income and (expense) in our consolidated income statements.

When an entity’s functional currency is different than the reporting currency of its parent, foreign currency translation adjustments may occur. Foreign currency translation adjustments are included as a component of other comprehensive (loss)/income in our consolidated statements of comprehensive income and as a component of stockholders’ equity in our consolidated balance sheets.

We are taking measures to mitigate the impact of foreign currency fluctuations. We are restructuring our European operations so that portfolio ownership and collections will generally occur within the same entity. Our European credit facility is a multi-currency facility, allowing us to borrow in the same currency as our entity’s functional currency. We strive to maintain the distribution of our European borrowings within defined thresholds based on the currency composition of our finance receivables portfolios. When those thresholds are exceeded, we engage in foreign exchange spot transactions to mitigate our risk.

Item 8.	Financial Statements and Supplementary Data.
See Item 6 for quarterly consolidated financial statements for 2014 and 2013.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PRA Group, Inc.:
We have audited the accompanying consolidated balance sheets of PRA Group, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated income statements, and statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRA Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PRA Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of PRA Group, Inc.’s internal control over financial reporting.
/s/ KPMG LLP
Norfolk, Virginia
March 2, 2015

PRA Group, Inc.
Consolidated Balance Sheets
December 31, 2014 and 2013
(Amounts in thousands, except per share amounts)

	2014	2013
Assets
Cash and cash equivalents	$39,661	$162,004
Investments	89,703	—
Finance receivables, net	2,001,790	1,239,191
Other receivables, net	12,959	12,359
Property and equipment, net	48,258	31,541
Income tax receivable	—	11,710
Net deferred tax asset	6,126	1,361
Goodwill	527,445	103,843
Intangible assets, net	10,933	15,767
Other assets	41,876	23,456
Total assets	$2,778,751	$1,601,232
Liabilities and Equity
Liabilities:
Accounts payable	$19,456	$14,819
Accrued expenses and other liabilities	57,320	27,655
Income taxes payable	11,020	—
Accrued compensation	22,993	27,431
Net deferred tax liability	255,587	210,071
Interest-bearing deposits	27,704	—
Borrowings	1,482,456	451,780
Total liabilities	1,876,536	731,756
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares—0	—	—
Common stock, par value $0.01, 100,000 authorized shares, 49,577 issued and outstanding shares at December 31, 2014, and 60,000 authorized shares, 49,840 issued and outstanding shares at December 31, 2013	496	498
Additional paid-in capital	111,659	135,441
Retained earnings	906,010	729,505
Accumulated other comprehensive (loss)/income	(115,950)	4,032
Total stockholders' equity	902,215	869,476
Total liabilities and equity	$2,778,751	$1,601,232
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the years ended December 31, 2014, 2013 and 2012
(Amounts in thousands, except per share amounts)

	2014	2013	2012
Revenues:
Income recognized on finance receivables, net	$807,474	$663,546	$530,635
Fee income	65,675	71,532	62,164
Other revenue	7,820	57	2
Total revenues	880,969	735,135	592,801
Operating expenses:
Compensation and employee services	234,531	192,474	168,356
Legal collection fees	51,107	41,488	34,393
Legal collection costs	88,054	83,063	72,325
Agency fees	16,399	5,901	5,906
Outside fees and services	55,821	31,615	28,867
Communication	33,085	28,161	25,225
Rent and occupancy	11,509	8,311	7,498
Depreciation and amortization	18,414	14,417	14,515
Other operating expenses	29,981	25,781	19,661
Impairment of goodwill	—	6,397	—
Total operating expenses	538,901	437,608	376,746

Income from operations	342,068	297,527	216,055
Other income and (expense):
Interest income	4	3	10
Interest expense	(35,230)	(14,469)	(9,041)
Foreign exchange (loss)/gain	(5,829)	4	9
Income before income taxes	301,013	283,065	207,033
Provision for income taxes	124,508	106,146	80,934
Net income	176,505	176,919	126,099
Adjustment for (net income)/net loss attributable to redeemable noncontrolling interest	—	(1,605)	494
Net income attributable to PRA Group, Inc.	$176,505	$175,314	$126,593

Net income per common share attributable to PRA Group, Inc:
Basic	$3.53	$3.48	$2.48
Diluted	$3.50	$3.45	$2.46
Weighted average number of shares outstanding:
Basic	49,990	50,366	50,991
Diluted	50,421	50,873	51,369
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2014, 2013 and 2012
(Amounts in thousands)

	2014	2013	2012
Net income	$176,505	$176,919	$126,099
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	(119,982)	1,181	2,851
Total other comprehensive (loss)/income, net of tax	(119,982)	1,181	2,851
Comprehensive income	56,523	178,100	128,950
Comprehensive (income)/loss attributable to noncontrolling interest	—	(1,605)	494
Comprehensive income attributable to PRA Group, Inc.	$56,523	$176,495	$129,444
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2014, 2013 and 2012
(Amounts in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity

Balance at December 31, 2011	51,402	$509	$167,381	$427,598	$—	$595,488
Net income attributable to PRA Group, Inc.	—	—	—	126,593	—	126,593
Foreign currency translation adjustment	—	—	—	—	2,851	2,851
Vesting of nonvested shares	318	1	(1)	—	—	—
Repurchase and cancellation of common stock	(993)	(3)	(22,732)			(22,735)
Amortization of share-based compensation	—	—	11,282	—	—	11,282
Income tax benefit from share-based compensation	—	—	2,138	—	—	2,138
Employee stock relinquished for payment of taxes	—	—	(3,593)	—	—	(3,593)
Adjustment of the redeemable noncontrolling interest measurement amount	—	—	(3,597)	—	—	(3,597)
Balance at December 31, 2012	50,727	$507	$150,878	$554,191	$2,851	$708,427
Net income attributable to PRA Group, Inc.	—	—	—	175,314	—	175,314
Foreign currency translation adjustment	—	—	—	—	1,181	1,181
Vesting of nonvested shares	316	2	(2)	—	—	—
Repurchase and cancellation of common stock	(1,203)	(11)	(58,500)	—	—	(58,511)
Amortization of share-based compensation	—	—	12,272	—	—	12,272
Income tax benefit from share-based compensation	—	—	4,552	—	—	4,552
Employee stock relinquished for payment of taxes	—	—	(7,350)	—	—	(7,350)
Component of convertible debt	—	—	31,306	—	—	31,306
Deferred taxes on component of convertible debt	—	—	(12,517)	—	—	(12,517)
Purchase of noncontrolling interest	—	—	14,986	—	—	14,986
Adjustment of the redeemable noncontrolling interest measurement amount	—	—	(184)	—	—	(184)
Balance at December 31, 2013	49,840	$498	$135,441	$729,505	$4,032	$869,476
Net income attributable to PRA Group, Inc.	—	—	—	176,505	—	176,505
Foreign currency translation adjustment	—	—	—	—	(119,982)	(119,982)
Vesting of nonvested shares	311	4	(4)	—	—	—
Repurchase and cancellation of common stock	(574)	(6)	(33,158)	—	—	(33,164)
Amortization of share-based compensation	—	—	14,968	—	—	14,968
Income tax benefit from share-based compensation	—	—	5,558	—	—	5,558
Employee stock relinquished for payment of taxes	—	—	(11,146)	—	—	(11,146)
Balance at December 31, 2014	49,577	$496	$111,659	$906,010	$(115,950)	$902,215
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2014, 2013 and 2012
(Amounts in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$176,505	$176,919	$126,099
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	14,968	12,272	11,282
Depreciation and amortization	18,414	14,417	14,515
Amortization of debt discount	4,058	1,508	—
Amortization of debt fair value	(4,827)	—	—
Impairment of goodwill	—	6,397	—
Deferred tax expense/(benefit)	52,978	11,011	(8,621)
Changes in operating assets and liabilities:
Other assets	(1,844)	(4,783)	1,523
Other receivables	9,435	(1,786)	(474)
Accounts payable	(13,934)	2,556	1,049
Income taxes payable/receivable, net	16,862	(14,814)	(11,193)
Accrued expenses	5,037	14,179	469
Accrued compensation	(15,579)	7,251	(3,237)
Net cash provided by operating activities	262,073	225,127	131,412
Cash flows from investing activities:
Purchases of property and equipment	(24,385)	(15,875)	(7,115)
Acquisition of finance receivables, net of buybacks	(682,441)	(638,616)	(457,068)
Collections applied to principal on finance receivables	571,338	478,891	378,049
Business acquisitions, net of cash acquired	(851,183)	—	(148,995)
Purchase of investments	(69,862)	—	—
Proceeds from sales and maturities of investments	25,821	—	—
Proceeds received from due from seller	—	—	29,548
Net cash used in investing activities	(1,030,712)	(175,600)	(205,581)
Cash flows from financing activities:
Income tax benefit from share-based compensation	5,558	4,552	2,138
Payment of liability-classified contingent consideration	—	(5,240)	—
Proceeds from lines of credit	543,000	217,000	294,000
Principal payments on lines of credit	(134,000)	(344,000)	(187,000)
Repurchases of common stock	(33,164)	(58,511)	(22,735)
Payments of line of credit origination costs and fees	—	—	(4,994)
Cash paid for purchase of portion of noncontrolling interest	—	(5,663)	—
Distributions paid to noncontrolling interest	—	(2,075)	—
Proceeds from long-term debt	623,354	—	—
Principal payments on long-term debt	(359,281)	(5,542)	(704)
Net increase in interest-bearing deposits	2,492	—	—
Proceeds from convertible debt, net	—	279,281	—
Net cash provided by financing activities	647,959	79,802	80,705
Effect of exchange rate on cash	(1,663)	(12)	(546)
Net (decrease)/increase in cash and cash equivalents	(122,343)	129,317	5,990
Cash and cash equivalents, beginning of year	162,004	32,687	26,697
Cash and cash equivalents, end of year	$39,661	$162,004	$32,687
Supplemental disclosure of cash flow information:
Cash paid for interest	$31,831	$9,830	$9,566
Cash paid for income taxes	47,947	105,719	98,738
Noncash investing and financing activities:
Adjustment of the redeemable noncontrolling interest measurement amount	$—	$(184)	$(3,597)
Purchase of redeemable noncontrolling interest	—	14,986	—
Distributions payable relating to the redeemable noncontrolling interest	—	—	261
Employee stock relinquished for payment of taxes	(11,146)	(7,350)	(3,593)
Conversion of revolving line of credit to long-term debt	—	—	200,000
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:
Nature of operations: Throughout this report, the terms "PRA Group," "our," "we," "us," the "Company" or similar terms refer to PRA Group, Inc. and its subsidiaries.
PRA Group, Inc., a Delaware corporation, and its subsidiaries, is a financial and business service company operating in North America and Europe.  The Company’s primary business is the purchase, collection and management of portfolios of defaulted receivables. The Company also services receivables on behalf of clients, provides business tax revenue administration, audit, discovery and recovery services for state and local governments in the United States, and provides class action claims settlement recovery services and related payment processing to corporate clients.
On July 1, 2014, the Company acquired certain operating assets from Pamplona Capital Management, LLP ("PCM").  These assets include PCM’s IVA ("Individual Voluntary Arrangement") Master Servicing Platform as well as other operating assets associated with PCM’s IVA business. The purchase price of these assets was approximately $5 million and was paid from the Company’s existing cash balances. The Company's consolidated income statements and statements of comprehensive income, stockholders' equity and cash flows include the results of operations of PCM for the period from July 1, 2014 through December 31, 2014.
On July 16, 2014, the Company completed the purchase of the outstanding equity of Aktiv Kapital AS (“Aktiv”), a Norway-based company specializing in the acquisition and servicing of non-performing loans throughout Europe and in Canada, for a purchase price of approximately $861.3 million, and assumed approximately $433.7 million of Aktiv’s corporate debt, resulting in an acquisition of estimated total enterprise value of $1.3 billion. The Company's consolidated income statements and statements of comprehensive income, stockholders' equity and cash flows include the results of operations of Aktiv for the period from July 16, 2014 through December 31, 2014.
Basis of presentation: The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.  The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Realized results could differ from those estimates and assumptions. Under the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting” (“ASC 280”), the Company has determined that it has several operating segments that meet the aggregation criteria of ASC 280, and, therefore, it has one reportable segment, accounts receivable management, based on similarities among the operating units including the nature of the products and services, the nature of the production processes, the types or class of customer for their products and services, the methods used to distribute their products, and services and the nature of the regulatory environment.
On June 10, 2013, the Company's board of directors declared a three-for-one stock split by means of a stock dividend.  The new shares were distributed on August 1, 2013, and the shares began trading on a split-adjusted basis beginning August 2, 2013.  As a result of this action, approximately 33.8 million shares were issued to stockholders.  The par value of the common stock remained at $0.01 per share and, accordingly, approximately $0.3 million was retroactively transferred from additional paid-in capital to common stock for all periods presented.  Earnings per share, weighted average shares outstanding and other share related information are presented in this Form 10-K after the effect of the stock split.
Translation of foreign currencies: The financial statements of certain of the Company’s foreign subsidiaries are measured using their local currency as the functional currency. Assets and liabilities are translated as of the balance sheet date and revenue and expenses are translated at an average rate over the period. Unrealized gains or losses resulting from currency translation adjustments are recorded as a component of other comprehensive income/(loss). Realized gains and losses from foreign currency transactions are recorded as a component of “Foreign exchange gain/(loss)."

PRA Group, Inc.
Notes to Consolidated Financial Statements

Revenues and long-lived assets by geographical location: The following table shows the amount of revenue generated for the years ended December 31, 2014, 2013 and 2012, and long-lived assets held at December 31, 2014 and 2013, by geographic location (amounts in thousands):

	Years Ended December 31,			As of December 31,
	2014	2013	2012	2014	2013
	Revenues			Long-Lived Assets
United States	$766,262	$725,649	$574,525	$37,335	$29,501
Outside the United States	114,707	9,486	18,276	10,923	2,040
Total	$880,969	$735,135	$592,801	$48,258	$31,541
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment. The Company reports revenues earned from its debt purchasing and collection activities and its fee-based services.  It is impracticable for the Company to report further breakdowns of revenues from external customers by product or service.
Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are funds held on the behalf of others arising from the collection of accounts placed with the Company. The balance of the funds held on behalf of others was $5.5 million and $8.7 million at December 31, 2014 and 2013, respectively. There is an offsetting liability that is included in “Accounts payable” on the accompanying consolidated balance sheets.
Concentrations of credit risk: Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash, investments and finance receivables.
Accumulated other comprehensive income/(loss): The Company records unrealized gains and losses on certain available-for-sale investments and foreign currency translation adjustments. Unrealized gains and losses on available for sale investments are reclassified to earnings as the gains or losses are realized upon sale of the securities. Translation gains or losses on foreign currency translation adjustments are reclassified to earnings upon the substantial sale or liquidation of investments in foreign operations.
Investments: The Company accounts for its investments under the guidance of ASC Topic 320-10, "Investments-Debt and Equity Securities" ("ASC 320-10"). The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.
Finance receivables and income recognition: The Company accounts for its investment in finance receivables under the guidance of ASC Topic 310- 30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). The Company acquires portfolios of accounts that have experienced deterioration of credit quality between origination and the Company's acquisition of the accounts. The amount paid for a portfolio reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to an account's contractual terms. At acquisition, the Company reviews the accounts to determine whether there is evidence of deterioration of credit quality since origination, and if it is probable that the Company will be unable to collect all amounts due according to the loan's contractual terms. If both conditions exist, the Company then determines whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows (expected at acquisition) for each acquired portfolio based on the Company's proprietary models, and the Company subsequently aggregates portfolios of accounts into pools. The Company determines the excess of the pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the pool's cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining estimated life of the pool (accretable yield). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows, based on the Company's estimates derived from its proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet.

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
Fee income recognition: The Company utilizes the provisions of ASC Topic 605-45, “Principal Agent Considerations” (“ASC 605-45”), to account for fee income revenue from its fee-for-service subsidiaries. ASC 605-45 requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes an assessment of who retains inventory/credit risk, controls vendor selection, establishes pricing and remains the primary obligor on the transaction. Each of these factors was considered to determine the correct method of recognizing revenue from our fee-based subsidiaries.
 Property and equipment: Property and equipment, including improvements that significantly add to the productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed currently. Property and equipment are

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
Business combinations: The Company accounts for business combinations under the acquisition method. The cost of an acquired company is assigned to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets acquired and liabilities assumed requires management to make estimates and use valuation techniques when market values are not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. Transaction costs associated with business combinations are expensed as incurred.
Goodwill and intangible assets: In accordance with ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”), the Company amortizes intangible assets over their estimated useful lives. Goodwill, pursuant to ASC 350, is not amortized but rather is reviewed for impairment annually or more frequently if indicators of potential impairment exist. The Company performs its annual assessment on October 1. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows approach, the market approach, which utilizes comparable companies’ data, and the transaction approach, which uses market multiples from comparable transactions where the acquisition target has similar operating and investment characteristics to the reporting unit. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. See Note 5 for additional information.
Convertible senior notes: The Company accounts for its convertible senior notes in accordance with ASC 470-20, “Debt with Conversion and Other Options.” ASC 470-20 requires that, for convertible debt instruments that must be settled fully or partially in cash upon conversion, issuers must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying amount is amortized to interest cost over the expected life of a similar liability that does not have an associated equity component, using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification under ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity.” Transaction costs incurred with third parties are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.
For diluted earnings per share purposes, based upon the Company’s intent and ability to settle conversions of the Notes through a combination of cash and shares, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $65.72.
Income taxes: The Company follows the guidance of ASC Topic 740 “Income Taxes” (“ASC 740”) as it relates to the provision for income taxes and uncertainty in income taxes. Accordingly, the Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the

PRA Group, Inc.
Notes to Consolidated Financial Statements

first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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
Share-based compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation-Stock Compensation” (“ASC 718”). ASC 718 requires that compensation expense associated with share equity awards be recognized in the income statement. Based on historical experience, the Company assumes a forfeiture rate for most equity share grants. Time-based equity share awards generally vest between one and five years from the grant date and are expensed on a straight-line basis over the vesting period. Equity share awards that contain a performance metric, are expensed over the requisite service period, generally three years, in accordance with the performance level achieved at each reporting period. See Note 9 for additional information.
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
Significant estimates have been made by management with respect to the timing and amount of future cash collections of the Company’s finance receivables portfolios and the fair value of the assets acquired and liabilities assumed related to the acquisition of Aktiv. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur within one year.
Commitments and contingencies: We are subject to various claims and contingencies related to lawsuits, certain taxes, and commitments under contractual and other obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. We expense related legal costs as incurred. For additional information, see Note 15.
Estimated fair value of financial instruments: The Company applies the provision of ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. See Note 8 for additional information.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
The Company does not expect that any other recently issued accounting pronouncements will have a material effect on its financial statements.
2. Finance Receivables, net:
Changes in finance receivables, net, for the years ended December 31, 2014 and 2013, were as follows (amounts in thousands):

	2014	2013
Balance at beginning of year	$1,239,191	$1,078,951
Acquisitions of finance receivables (1)	1,427,436	638,616
Foreign currency translation adjustment	(93,499)	515
Cash collections	(1,378,812)	(1,142,437)
Income recognized on finance receivables, net	807,474	663,546
Cash collections applied to principal	(571,338)	(478,891)
Balance at end of year	$2,001,790	$1,239,191
 (1) Acquisitions of finance receivables are net of buybacks and include certain capitalized acquisition related costs. It also includes the acquisition date finance receivable portfolio that was acquired in connection with the Aktiv acquisition. Refer to Note 11 "Business Acquisitions" for more information.

At the time of acquisition, the life of each pool is generally estimated to be between 80 to 120 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. At December 31, 2014, the weighted average remaining life of the Company's pools is estimated to be approximately 99 months. Based upon current projections, cash collections applied to principal are estimated to be as follows for the following years ending December 31, (amounts in thousands):

PRA Group, Inc.
Notes to Consolidated Financial Statements

2015	$555,358
2016	441,877
2017	350,918
2018	267,724
2019	174,135
2020	97,396
2021	89,081
2022	25,301
$2,001,790
At December 31, 2014 and 2013, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $17.1 million and $26.1 million, respectively.
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
Changes in accretable yield for the years ended December 31, 2014 and 2013 were as follows (amounts in thousands):

	2014	2013
Balance at beginning of year	$1,430,067	$1,239,674
Income recognized on finance receivables, net	(807,474)	(663,546)
Additions (1)	1,609,340	560,730
Reclassifications from nonaccretable difference	390,255	286,840
Foreign currency translation adjustment	(109,003)	6,369
Balance at end of year	$2,513,185	$1,430,067
(1) Additions include the acquisition date accretable yield that was acquired in connection with the Aktiv acquisition. Refer to Note 11 "Business Acquisitions" for more information.
The following is a summary of activity within the Company’s valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	2014	2013	2012
Beginning balance	$91,101	$93,123	$86,571
Allowance charges	8,010	9,666	13,420
Reversal of previous recorded allowance charges	(12,945)	(11,688)	(6,868)
Net allowance (reversals)/charges	(4,935)	(2,022)	6,552
Ending balance	$86,166	$91,101	$93,123

PRA Group, Inc.
Notes to Consolidated Financial Statements

3. Investments:

Investments consist of the following at December 31, 2014 (amounts in thousands):

2014
Trading
Short-term investments	$37,405
Available-for-sale
Securitized assets	3,721
Held-to-maturity
Securitized assets	31,017
Other investments
Private equity funds	17,560
$89,703
The Company held no investments at December 31, 2013.

Trading

Short-term investments: The Company’s investments in money market mutual funds are stated at fair value. Fair value is estimated using the net asset value of the investment. Unrealized gains and losses are recorded in earnings.

Available-for-Sale

Investments in securitized assets: The Company holds a majority interest in a closed-end Polish investment fund. The fund was formed in December 2014 to acquire portfolios of nonperforming consumer loans in Poland. The Company’s investment consists of a 100% interest of the Series B certificates and a 20% interest of the Series C certificates. Each certificate comes with one vote and is governed by a co-investment agreement. Series C certificates, which share equally in the residual profit of the fund, are accounted for as debt securities classified as available-for-sale and are stated at fair value. Income is recognized using the effective yield method. There was no revenue recorded in 2014 from this investment.

Held-to-Maturity

Investments in securitized assets: The Company holds Series B certificates in a closed-end Polish investment fund. The certificates, which provide a preferred return based on the expected net income of the portfolios, are accounted for as a beneficial interest in securitized financial assets and stated at amortized cost. The Company has determined it has the ability and intent to hold these certificates until maturity, which occurs when the fund terminates or liquidates its assets. The preferred return is not a guaranteed return. Income is recognized under ASC Topic 325-40, "Beneficial Interests in Securitized Financial Assets" ("ASC 325-40"). Income is recognized using the effective yield method. The Company adjusts the yield for changes in estimated cash flows prospectively through earnings. If the fair value of the investment falls below its carrying amount and the decline is deemed to be other than temporary, the investment is written down, with a corresponding charge to earnings. The underlying securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments. Accordingly, it is difficult to accurately predict the final maturity date of these investments.

Other Investments

Investments in private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 3% interest and are carried at cost. Distributions received from the partnerships are included in other revenue. Distributions received in excess of the Company's proportionate share of accumulated earnings are applied as a reduction of the cost of the investment. Distributions received from investments carried at cost were $7.1 million for 2014.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of available-for sale and held-to-maturity investments at December 31, 2014 were as follows (amounts in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Securitized assets	$3,721	—	—	$3,721
Held-to-maturity
Securitized assets	31,017	—	—	31,017
4. Operating Leases:
The Company leases office space and equipment under operating leases. Rental expense was $8.7 million, $6.0 million and $5.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Future minimum lease payments for operating leases at December 31, 2014, are as follows for the years ending December 31, (amounts in thousands):

2015	$10,205
2016	11,558
2017	5,753
2018	6,026
2019	3,166
Thereafter	2,989
Total future minimum lease payments	$39,697
5. Goodwill and Intangible Assets, net:

In connection with the Company’s previous business acquisitions, the Company acquired certain tangible and intangible assets. Purchased intangible assets include client and customer relationships, non-compete agreements, trademarks and goodwill. Pursuant to ASC 350, the Company performs an annual review of goodwill on October 1 or more frequently if indicators of impairment exist. The Company performed an annual review of goodwill as of October 1, 2014, and concluded that it was more likely than not that the carrying value of goodwill did not exceed its fair value. The Company believes that nothing has occurred since the review was performed through December 31, 2014 that would indicate a triggering event and thereby necessitate further evaluation of goodwill or other intangible assets. During 2013, the Company evaluated the goodwill associated with one of its reporting units, which had experienced a revenue and profitability decline, recent net losses, and the loss of a significant client. The Company estimated the fair value of the reporting unit using the present value of future cash flows and earnings and concluded that the carrying value of goodwill exceeded the implied fair value. Accordingly, the Company recorded a $6.4 million impairment of goodwill in the third quarter of 2013. This charge represents the full amount of goodwill recorded for the reporting unit.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table represents the changes in goodwill for the years ended December 31, 2014 and 2013:

	2014	2013
Balance at beginning of year:
Goodwill	$110,240	$109,488
Accumulated impairment loss	(6,397)	—
	103,843	109,488
Changes:
Acquisitions of Aktiv and PCM	512,049	—
Impairment of goodwill	—	(6,397)
Foreign currency translation adjustment	(88,447)	752
Net change in goodwill	423,602	(5,645)

Balance at the end of the year:
Goodwill	533,842	110,240
Accumulated impairment loss	(6,397)	(6,397)
Balance at end of year	$527,445	$103,843
Goodwill recognized from the acquisitions of Aktiv and PCM represents, among other things, a significant dataset, portfolio modeling, an established workforce, and the future economic benefits arising from expected synergies and expanded geographical diversity. The acquired goodwill is not deductible for U.S. income tax purposes. Refer to Note 11 "Business Acquisitions" for more information.

Intangible assets, excluding goodwill, consist of the following at December 31, 2014 and 2013 (amounts in thousands):

	2014		2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Client and customer relationships	$35,252	$25,132	$40,870	$26,581
Non-compete agreements	627	572	3,880	3,723
Trademarks	3,432	2,674	3,491	2,170
Total	$39,311	$28,378	$48,241	$32,474
In accordance with ASC 350, the Company is amortizing the intangible assets over the estimated useful lives. Total amortization expense for the years ended December 31, 2014, 2013 and 2012 was $4.8 million, $4.7 million and $5.9 million, respectively. The Company reviews these intangible assets for possible impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount and thereby necessitate further evaluation of these intangible assets.
 The future amortization of these intangible assets is estimated to be as follows as of December 31, 2014 for the following years ending December 31, (amounts in thousands):

2015	$2,785
2016	2,372
2017	1,478
2018	1,070
2019	737
Thereafter	2,491
$10,933

PRA Group, Inc.
Notes to Consolidated Financial Statements

6. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	December 31, 2014	December 31, 2013
Domestic revolving credit	$409,000	$—
Domestic term loan	185,000	195,000
Seller note payable	169,938	—
Multicurrency revolving credit	427,680	—
Subordinated loan	30,000	—
Convertible notes	287,500	287,500
Less: Debt discount	(26,662)	(30,720)
Total	$1,482,456	$451,780
Domestic Revolving Credit and Term Loan
On December 19, 2012, the Company entered into a credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). The Credit Agreement was amended and modified during 2013. The total credit facility under the Credit Agreement includes an aggregate principal amount of $835 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $185 million term loan, (ii) a $630 million domestic revolving credit facility, of which $221.0 million is available to be drawn, and (iii) a $20 million multi-currency revolving credit facility, of which $20 million is available to be drawn. The facilities all mature on December 19, 2017. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. The Company’s revolving credit facility includes a $20 million swingline loan sublimit, a $20 million letter of credit sublimit and a $20 million alternative currency equivalent sublimit.
Effective February 19, 2014, the Company entered into a Second Amendment  to the Credit Agreement to amend certain provisions of the Credit Agreement to permit and facilitate the consummation of the Aktiv acquisition. The Second Amendment also amended certain provisions of the Credit Agreement to add an additional basket for permitted indebtedness for the issuance of senior, unsecured convertible notes or other unsecured financings in an aggregate amount not to exceed $300 million.
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
The Credit Agreement is secured by a first priority lien on substantially all of the Company’s domestic assets. The Credit Agreement, as amended and modified, contains restrictive covenants and events of default including the following:

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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
The Company's borrowings on this credit facility at December 31, 2014 consisted of $185.0 million outstanding on the term loan with an annual interest rate as of December 31, 2014 of 2.67% and $409.0 million outstanding in 30-day Eurodollar rate loans on the revolving facility with a weighted average interest rate of 2.68%. At December 31, 2013, the Company's borrowings on this credit facility consisted of $195.0 million outstanding on the term loan with an annual interest rate as of December 31, 2013 of 2.67%.
Seller Note Payable
In conjunction with the closing of the Aktiv business acquisition on July 16, 2014, the Company entered into a $169.9 million promissory note (the "Seller Note") with an affiliate of the seller. The Seller Note bears interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 3.75% and matures on July 16, 2015. The quarterly interest due can be paid or rolled into the Seller Note balance at the Company's option. During 2014, the Company paid the contractual interest that was due of $3.1 million. At December 31, 2014, the balance due on the Seller Note was $169.9 million with an annual interest rate of 4.01%.
Multicurrency Revolving Credit Facility

On October 23, 2014, the Company entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (“the Multicurrency Revolving Credit Agreement”).  Subsequently, two other lenders joined the credit facility. Under the terms of the Multicurrency Revolving Credit Agreement, the credit facility includes an aggregate amount of $500 million, of which $72.3 million is available to be drawn, accrues interest at the Interbank Offered Rate ("IBOR") plus 2.50-3.00% (as determined by the ERC Ratio as defined in the Multicurrency Revolving Credit Agreement), bears an unused line fee of 0.35% per annum, payable monthly in arrears, and matures on October 23, 2019. The Multicurrency Revolving Credit Agreement also includes an Overdraft Facility aggregate amount of $40 million, of which $12.5 million is available to be drawn, accrues interest at the IBOR plus 2.50-3.00% (as determined by the ERC Ratio as defined in the Multicurrency Revolving Credit Agreement), bears a facility line fee of 0.50% per annum, payable quarterly in arrears, and also matures October 23, 2019.
The Multicurrency Revolving Credit Agreement is secured by i) the shares of most of the subsidiaries of Aktiv ii) all intercompany loans to Aktiv's subsidiaries. The Multicurrency Revolving Credit Agreement also contain restrictive covenants and events of default including the following:

•	the ERC Ratio (as defined in the Multicurrency Revolving Credit Agreement) may not exceed 28%;

•	the GIBD Ratio (as defined in the Multicurrency Revolving Credit Agreement) cannot exceed 2.5 to 1.0 as of the end of any fiscal quarter;

•	interest bearing deposits in AK Nordic AB cannot exceed SEK 500,000,000;

•	cash collections must exceed 95% of Aktiv's IFRS forecast.

At December 31, 2014, the balance on the Multicurrency Revolving Credit Agreement was $427.7 million, with an annual interest rate of 4.02%.
Aktiv Revolving Credit
On May 4, 2012, Aktiv entered into a credit agreement with DNB Bank ASA for a Revolving Credit Facility (“the Aktiv Revolving Credit Agreement”). Under the terms of the Aktiv Revolving Credit Agreement the credit facility included an aggregate amount of up to NOK 1,500,000,000, including an option of NOK 500,000,000. The Aktiv revolving credit facility accrued interest at the IBOR plus 3.00%, included an unused fee of 1.2% per annum, payable monthly in arrears, and matured on October 28, 2014. At maturity, any outstanding balances owed on this facility were automatically transferred to the Multicurrency Revolving Credit Agreement.
Aktiv Term Loan

On March 29, 2011, Aktiv entered into a credit agreement with DNB Bank ASA for a Term Loan Facility (“the Aktiv Term Loan Credit Agreement”). Under the terms of the Aktiv Term Loan Credit Agreement, the credit facility included an aggregate

PRA Group, Inc.
Notes to Consolidated Financial Statements

amount of NOK 2,000,000,000 in four different currencies. The Aktiv term loan credit facility accrued interest at the IBOR plus 2.25% - 2.75% (as determined by the Borrowing Base Ratio as defined in the Aktiv Term Loan Credit Agreement), and matured on October 28, 2014. At maturity, any outstanding balances owed on this facility were automatically transferred to the Multicurrency Revolving Credit Agreement.
Aktiv Multicurrency Term Loan Bridge Facility
On June 24, 2014, Aktiv entered into a credit agreement with DNB Bank ASA for a Multicurrency Term Loan Bridge Facility (“the Aktiv Bridge Loan Credit Agreement”). Under the terms of the Aktiv Bridge Loan Credit Agreement the credit facility included an aggregate amount of NOK 350,000,000. The Aktiv bridge loan credit facility accrued interest at the IBOR plus 4%, included an unused line fee of 0.35% per annum, payable quarterly in arrears, is subordinated to the Aktiv revolving and term loan credit facilities and matured on October 28, 2014. At maturity, any outstanding balances owed on this facility were automatically transferred to the Multicurrency Revolving Credit Agreement.

Subordinated Loan
On December 16, 2011, Aktiv entered into a subordinated loan agreement with Metrogas Holding Inc., an affiliate with Geveran Trading Co. Ltd. The loan bears interest at LIBOR plus 3.75% and matures on January 16, 2016. The loan does not contain any covenants.

As of December 31, 2014, the balance on the subordinated loan was $30.0 million, with an annual interest rate of 4.01%.
Convertible Senior Notes
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of the Company’s 3.00% Convertible Senior Notes due 2020 (the “Notes”). The Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "Indenture") between the Company and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are senior unsecured obligations of the Company. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. Prior to February 1, 2020, the Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the Notes will be convertible at any time. Upon conversion, the Notes may be settled, at the Company’s option, in cash, shares of the Company’s common stock, or any combination thereof. Holders of the Notes have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may, under certain circumstances, be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. The conversion rate for the Notes is initially 15.2172 shares per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $65.72 per share of the Company’s common stock, and is subject to adjustment in certain circumstances pursuant to the Indenture. The Company does not have the right to redeem the Notes prior to maturity. As of December 31, 2014 and 2013, none of the conditions allowing holders of the Notes to convert their Notes had occurred.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
The balances of the liability and equity components of all of the Notes outstanding were as follows as of the dates indicated(amounts in thousands):

	December 31, 2014	December 31, 2013
Liability component - principal amount	$287,500	$287,500
Unamortized debt discount	(26,662)	(30,720)
Liability component - net carrying amount	$260,838	$256,780
Equity component	$31,306	$31,306
The debt discount is amortized into interest expense over the remaining life of the Notes using the effective interest rate, which is 4.92%.
Interest expense related to the Notes was as follows for the years ended December 31, 2014 and 2013 (amounts in thousands):

	Years Ended December 31,
	2014	2013
Interest expense - stated coupon rate	$8,625	$3,306
Interest expense - amortization of debt discount	4,058	1,508
Total interest expense - convertible notes	$12,683	$4,814
The Company was in compliance with all covenants under its financing arrangements as of December 31, 2014 and 2013.
The following principal payments are due on the Company's borrowings at December 31, 2014 for the years ending December 31, (amounts in thousands):

2015	$184,938
2016	50,000
2017	559,000
2018	—
2019	427,680
Thereafter	287,500
Total	$1,509,118
7. Property and Equipment, net:
Property and equipment, at cost, consist of the following as of December 31, 2014 and 2013 (amounts in thousands):

	2014	2013
Software	$53,076	$34,108
Computer equipment	20,488	17,072
Furniture and fixtures	11,502	8,616
Equipment	12,880	10,351
Leasehold improvements	14,429	11,147
Building and improvements	7,049	7,026
Land	1,269	1,269
Accumulated depreciation and amortization	(72,435)	(58,048)
Property and equipment, net	$48,258	$31,541

PRA Group, Inc.
Notes to Consolidated Financial Statements

Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2014, 2013 and 2012 was $13.6 million, $9.7 million and $8.7 million, respectively.
The Company, in accordance with the guidance of ASC Topic 350-40 “Internal-Use Software” (“ASC 350-40”), capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of December 31, 2014 and 2013, the Company has incurred and capitalized $12.9 million and $10.3 million, respectively, of these direct payroll costs related to software developed for internal use. As of December 31, 2014 and 2013, $1.0 million and $1.7 million of these costs are for projects that are in the development stage and therefore are a component of “Other assets.” Once the projects are completed, the costs will be transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense relating to this internally developed software as of and for the years ended December 31, 2014, 2013 and 2012 was $1.9 million, $1.5 million and $1.2 million, respectively. Remaining unamortized costs relating to this internally developed software as of and for the years ended December 31, 2014, 2013 and 2012 were $5.9 million, $4.4 million and $3.9 million, respectively.
8. Fair Value Measurements and Disclosures:
As defined by ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Those levels of input are summarized as follows:

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
Financial Instruments Not Required To Be Carried at Fair Value
In accordance with the disclosure requirements of ASC Topic 825, “Financial Instruments” (“ASC 825”), the table below summarizes fair value estimates for the Company’s financial instruments. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts in the table are recorded in the consolidated balance sheets at December 31, 2014 and December 31, 2013 (amounts in thousands):

PRA Group, Inc.
Notes to Consolidated Financial Statements

	December 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$39,661	$39,661	$162,004	$162,004
Held-to-maturity investments	31,017	31,017	—	—
Other investments	17,560	19,776	—	—
Finance receivables, net	2,001,790	2,460,787	1,239,191	1,722,100
Financial liabilities:
Interest-bearing deposits	27,704	27,704	—	—
Revolving lines of credit	836,680	836,680	—	—
Term loans	185,000	185,000	195,000	195,000
Notes and loans payable	199,938	199,938	—	—
Convertible notes	260,838	324,757	256,780	316,857
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
Held-to-maturity investments: Fair value of the Company’s investment in Series B certificates of a closed-end Polish investment fund is estimated using proprietary pricing models that the Company utilizes to make portfolio purchase decisions. Accordingly, the Company estimates the fair value of its held-to-maturity investments using Level 3 inputs as there is little observable market data available and management is required to use significant judgment in its estimates. At December 31, 2014, amortized cost approximates fair value.

Other investments: This class of investments consists of private equity funds that invest primarily in loans and securities including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe, and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals.  The investments can never be redeemed with the funds.  Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The fair value of the Company’s interest is valued by the fund managers; accordingly, the Company estimates the fair value of these investments using Level 3 inputs. The investments are expected to be returned through distributions as a result of liquidations of the funds’ underlying assets over 1 to 4 years.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Convertible notes: The notes are carried at historical cost, adjusted for the debt discount. The fair value estimates for these notes incorporates quoted market prices which were obtained from secondary market broker quotes which were derived from a variety of inputs including client orders, information from their pricing vendors, modeling software, and actual trading prices when they occur. Accordingly, the Company uses Level 2 inputs for its fair value estimates.

Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at December 31, 2014 (amounts in thousands):

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Trading investments	$37,405	$—	$—	$37,405
Available-for-sale investments	—	—	3,721	3,721
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	$—	$3,387	$—	$3,387
Trading investments: Fair value of the Company’s investments in money market mutual funds is reported using the closing price of the fund’s net asset value in an active market. Accordingly, the Company uses Level 1 inputs.

Available-for-sale investments: The Company’s investment in Series C certificates of a closed-end Polish investment fund was made near the end of the year in 2014. The carrying amount approximates fair value. Accordingly, the Company estimates the fair value of its available-for-sale investments using Level 3 inputs.
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
9. Share-Based Compensation:
The Company has an Omnibus Incentive Plan (the "Plan") to assist the Company in attracting and retaining selected individuals to serve as employees and directors, who are expected to contribute to the Company's success and to achieve long-term objectives that will benefit stockholders of the Company. The Plan enables the Company to award shares of the Company's common stock to select employees and directors, as described in the Plan, not to exceed 5,400,000 shares as authorized by the Plan.
Total share-based compensation expense was $15.0 million, $12.3 million and $11.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense (windfall tax benefits) recognized under the provisions of ASC 718 are credited to additional paid-in capital in the Company's Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $10.8 million, $8.2 million and $4.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Nonvested Shares
As of December 31, 2014, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program (“LTI”)) is estimated to be $13.0 million with a weighted average remaining life for all nonvested shares of 1.8 years (not including nonvested shares granted under the LTI program). Grants made to key employees and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group. With the exception of the awards made pursuant to the LTI program and a few employee and director grants the nonvested shares vest ratably generally over three to five years and are expensed over their vesting period.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following summarizes all nonvested share transactions, excluding those related to the LTI program, from December 31, 2011 through December 31, 2014 (amounts in thousands, except per share amounts):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2011	243	$19.77
Granted	159	22.00
Vested	(102)	19.79
Cancelled	(12)	23.31
December 31, 2012	288	20.84
Granted	110	37.31
Vested	(143)	19.75
Cancelled	(29)	20.57
December 31, 2013	226	29.58
Granted	272	56.69
Vested	(155)	37.34
Cancelled	(4)	50.41
December 31, 2014	339	$47.34
The total grant date fair value of shares vested during the years ended December 31, 2014, 2013 and 2012, was $5.8 million, $2.8 million and $2.0 million, respectively.
Long-Term Incentive Program
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company. The following summarizes all LTI share transactions from December 31, 2011 through December 31, 2014 (amounts in thousands, except per share amounts):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2011	548	$17.01
Granted at target level	198	20.73
Adjustments for actual performance	120	18.00
Vested	(354)	12.58
Cancelled	(15)	22.55
December 31, 2012	497	21.71
Granted at target level	124	34.59
Adjustments for actual performance	108	17.91
Vested	(279)	19.10
Cancelled	(16)	25.01
December 31, 2013	434	25.79
Granted at target level	111	49.60
Adjustments for actual performance	222	22.32
Vested	(279)	24.21
December 31, 2014	488	$30.52
The total grant date fair value of LTI shares vested during the years ended December 31, 2014, 2013 and 2012, was $6.8 million, $5.3 million and $4.5 million, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

At December 31, 2014, total future compensation costs, assuming the current estimated performance levels are achieved, related to nonvested share awards granted under the LTI program are estimated to be approximately $7.5 million. The Company assumed a 7.5% forfeiture rate for these grants and the remaining shares have a weighted average life of 1.4 years at December 31, 2014.
10. Earnings per Share:
Basic earnings per share (“EPS”) are computed by dividing net income available to common shareholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $65.72, which did not occur during the period from which the Notes were issued on August 13, 2013 through December 31, 2014. The Notes were not outstanding during the year ended December 31, 2012. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be received upon assumed exercise. The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands, except per share amounts):

	2014			2013			2012
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$176,505	49,990	$3.53	$175,314	50,366	$3.48	$126,593	50,991	$2.48
Dilutive effect of nonvested share awards		431	(0.03)		507	(0.03)		378	(0.02)
Diluted EPS	$176,505	50,421	$3.50	$175,314	50,873	$3.45	$126,593	51,369	$2.46
There were no antidilutive options outstanding as of December 31, 2014, 2013 and 2012.

11.	Business Acquisitions:

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

The Company incurred transaction costs of approximately $17.2 million during the year ended December 31, 2014. These costs are included in the line item "Outside fees and services." Additionally, as a result of the Company's expansion of its international footprint into many countries with various currencies throughout Europe, the Company is subject to foreign currency fluctuations between and among the U.S. dollar and each of the other currencies in which it operates. As a result, for the year ended December 31, 2014, the Company recorded net foreign exchanges losses of $5.8 million.

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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Recognized amounts of identifiable assets and liabilities are as follows (amounts in thousands):

Purchase price	$861,331
Cash	(15,624)
Investments	(39,285)
Other receivables, net	(10,087)
Finance receivables, net	(727,688)
Property and equipment, net	(7,715)
Net deferred tax asset	(33,426)
Other assets	(25,341)
Accounts payable	15,862
Accrued expenses	27,714
Income tax payable	5,859
Net deferred tax liability	21,967
Borrowings	404,823
Interest-bearing deposits	28,858
Goodwill at acquisition date	$507,248

The Company has recorded provisional amounts for the assets acquired and liabilities assumed in its consolidated financial statements and will adjust the allocations relative to the fair value of the assets and liabilities, as necessary, during the remainder of the one-year measurement period.

Aktiv Results

The Company's results for the year ended December 31, 2014 include the operations of Aktiv from the acquisition date of July 16, 2014 through December 31, 2014.

The table below presents the estimated impact of the Aktiv acquisition on our revenue and income from continuing operations, net of tax for the year ended December 31, 2014. The table also includes condensed pro forma information on our combined results of operations as they may have appeared assuming the Aktiv acquisition had been completed on January 1, 2013. These amounts include certain corporate expenses, transaction costs or merger related expenses that resulted from the acquisition and are therefore not representative of the actual results of the operations of these businesses on a stand-alone basis.

Included in the combined pro forma results are adjustments to reflect the impact of certain purchase accounting adjustments, including adjustments to Income recognized on finance receivables, net; Outside fees and services; Depreciation and amortization; and Interest expense.

The pro forma condensed combined financial information is presented for illustrative purposes only and does not indicate the actual combined financial results had the closing of the Aktiv acquisition been completed on January 1, 2013 nor does it reflect the benefits obtained through the integration of business operations realized since acquisition. Furthermore, the information is not indicative of the results of operations in future periods. The unaudited pro forma condensed combined financial information does not reflect the impact of possible business model changes nor does it consider any potential impacts of market conditions, expense efficiencies or other factors.

	Aktiv Impact	Combined Pro Forma Results (Unaudited)
	From July 16, 2014 through December 31, 2014	Year Ended December 31,
(amounts in thousands)		2014	2013
Revenues	$102,098	$1,020,234	$970,148
Net income attributable to PRA Group, Inc.	22,537	219,947	320,470

PRA Group, Inc.
Notes to Consolidated Financial Statements

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

12.	Derivatives:

The Company’s activities are subject to various financial risks including market risk, currency and interest rate risk, credit risk, liquidity risk and cash flow risk. The Company’s overall financial risk management program focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on the Company’s financial performance. The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable-rate debt and their impact on earnings and cash flows. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the swap counterparty to assess the counterparty’s ability to honor its obligation.  Counterparty default would expose the Company to fluctuations in variable interest rates. Based on the guidance of ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the Company records derivative financial instruments at fair value on the consolidated balance sheet.

The financing of portfolio investments is generally drawn in the same currencies as the underlying expected future cash flow from the portfolios. The interest rate risk related to the loans is reduced through the use of a combination of interest rate swaps in CAD, EUR, GBP, SEK and NOK. At December 31, 2014, approximately 54% of the net borrowings at PRA Europe was hedged, reducing the related interest rate risk.

The Company’s financial derivative instruments are not designated as hedging instruments under ASC 815 and therefore the gain or loss on such hedge and the change in fair value of the derivative is recorded in interest (income)/expense in the Company's consolidated financial statements. During the year ended December 31, 2014, the Company recorded $1.8 million in interest expense in its consolidated income statements. There were no derivatives outstanding during the year ended December 31, 2013.

The following table sets forth the fair value amounts of the derivative instruments held by the Company as of the dates indicated (amounts in thousands):

	December 31, 2014
Derivatives not designated as hedging instruments under ASC 815	Asset Derivatives	Liability Derivatives
Interest rate swap contracts	$—	$3,387
Liabilities for derivatives are recorded in accrued expenses in the accompanying consolidated balance sheets.

13. Stockholders’ Equity:
On February 2, 2012, the Company's board of directors authorized a share repurchase program to purchase up to $100.0 million of the Company's outstanding shares of common stock on the open market. During the year ended December 31, 2014, the Company purchased 323,900 shares of its common stock under this plan at an average price of $57.94 per share, which represented the remaining shares allowed under the plan. During the year ended December 31, 2013, the Company purchased 1,203,412 shares of its common stock at an average price of $48.62 per share.
On December 10, 2014, the Company's board of directors authorized a new share repurchase program to purchase up to $100.0 million of the Company's outstanding shares of common stock on the open market. During the year ended December 31, 2014, the Company purchased 250,000 shares of its common stock under the new plan at an average price of $57.59 per share. At December 31, 2014, the maximum remaining purchase price for share repurchases under the plan was approximately $85.6 million.

PRA Group, Inc.
Notes to Consolidated Financial Statements

14. Income Taxes:

The Company follows the guidance of ASC 740 as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
The income tax expense/(benefit) recognized for the years ended December 31, 2014, 2013 and 2012 is comprised of the following (amounts in thousands):

	Federal	State	Foreign	Total
For the year ended December 31, 2014:
Current tax expense	$57,336	$8,823	$5,342	$71,501
Deferred tax expense	30,319	4,717	17,971	53,007
Total income tax expense	$87,655	$13,540	$23,313	$124,508
For the year ended December 31, 2013:
Current tax expense	$82,163	$12,163	$833	$95,159
Deferred tax expense/(benefit)	13,321	(550)	(1,784)	10,987
Total income tax expense/(benefit)	$95,484	$11,613	$(951)	$106,146
For the year ended December 31, 2012:
Current tax expense/(benefit)	$76,067	$14,051	$(563)	$89,555
Deferred tax (benefit)/expense	(8,837)	(278)	494	(8,621)
Total income tax expense/(benefit)	$67,230	$13,773	$(69)	$80,934
A reconciliation of the Company’s expected tax expense at the statutory federal tax rate to actual tax expense for the years ended December 31, 2014, 2013 and 2012 is as follows (amounts in thousands):

	2014	2013	2012
Expected tax expense at statutory federal rates	$105,355	$99,073	$72,462
State tax expense, net of federal tax benefit	8,565	7,548	8,546
Foreign taxable translation	8,199	—	—
Foreign rate difference	90	820	(27)
Acquisition expenses	2,169	—	—
Other	130	(1,295)	(47)
Total income tax expense	$124,508	$106,146	$80,934

PRA Group, Inc.
Notes to Consolidated Financial Statements

The Company has recognized a net deferred tax liability of $249.5 million and $208.7 million as of December 31, 2014 and 2013, respectively. The components of the net deferred tax liability are as follows (amounts in thousands):

Deferred tax assets:	2014	2013
Employee compensation	$9,304	$9,365
Net operating loss carryforward - international	33,026	—
Other	5,447	3,463
Accrued liabilities	3,334	4,642
Intangible assets	—	930
Interest	7,876	—
Total deferred tax assets	58,987	18,400
Deferred tax liabilities:
Depreciation expense	5,998	4,250
Intangible assets and goodwill	1,434	—
Convertible debt	10,332	11,931
Other	7,843	1,604
Finance receivable revenue recognition - international	11,677	—
Finance receivable revenue recognition - domestic	240,998	209,325
Total deferred tax liability	278,282	227,110
Valuation allowance	30,166	—
Net deferred tax liability	$249,461	$208,710

A valuation allowance for deferred tax assets is recognized and charged to earnings in the period such determination is made, if it is determined that it is more likely than not that the deferred tax asset will not be realized.  If the Company subsequently realized deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made.  The determination for a valuation allowance is made on a jurisdiction by jurisdiction basis.  A valuation allowance for deferred tax was not recorded at December 31, 2013 since management believed it was more likely than not that the deferred tax assets would be realized.  As part of the acquisition of Aktiv Kapital, the Company acquired deferred tax assets of approximately $33.6 million related to tax losses in Norway which the Company believes does not meet the more likely than not requirement for realization; therefore a valuation allowance was recorded.  This valuation allowance was recorded as part of the purchase accounting process; therefore, it had no impact on 2014 earnings.   At December 31, 2014 the valuation allowance relating to tax losses in Norway and Luxembourg and interest deductions in Norway is $30.2 million.  The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
For tax purposes, the Company utilizes the cost recovery method of accounting. Under the cost recovery method, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before taxable income is recognized. The Internal Revenue Service ("IRS") examined the Company's 2005 through 2012 tax returns and has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its position, and believes cost recovery to be an acceptable tax revenue recognition method for companies in the bad debt purchasing industry. The Company has received Notices of Deficiency for tax years ended December 31, 2005 through 2012.  The proposed deficiencies relate to the cost recovery method of tax accounting. In response to the notices, the Company filed petitions in the United States Tax Court. The case is scheduled for trial in the United States Tax Court on June 22, 2015. If the Company is unsuccessful in the United States Tax Court, it can appeal to the federal Circuit Court of Appeals.
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
If the Company is unsuccessful in the United States Tax Court and any potential appeals to the federal Circuit Court of Appeals, it may be required to pay the related deferred taxes, and possibly interest and penalties.  Deferred tax liabilities related to this item were $241.0 million at December 31, 2014. Any adverse determination on this matter could result in the Company

PRA Group, Inc.
Notes to Consolidated Financial Statements

amending state tax returns for prior years, increasing its taxable income in those states. The Company files tax returns in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. The Company's estimate of the potential federal and state interest is $79.0 million as of December 31, 2014.
At December 31, 2014, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2005 through 2012 tax years are suspended until a decision of the Tax Court becomes final.

As of December 31, 2014, the cumulative unremitted earnings of the Company's foreign subsidiaries are approximately $0. There were no repatriations of unremitted earnings during 2014 or 2013. The Company intends for predominantly all foreign earnings to be indefinitely reinvested in its foreign operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these permanently reinvested earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $23.0 million as of December 31, 2014.

The Company's foreign subsidiaries have $10.7 million of net operating loss carryforwards net of valuation allowances as of December 31, 2014. Most of the net operating losses do not expire under local law and the remaining jurisdictions allow for a 7 to 20 year carryforward period.
15. Commitments and Contingencies:
Employment Agreements:
The Company has employment agreements, most of which expire on December 31, 2017, with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. As of December 31, 2014, estimated future compensation under these agreements is approximately $23.5 million. The agreements also contain confidentiality and non-compete provisions.  Outside the United States, employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $23.5 million total above.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at December 31, 2014 total approximately $39.7 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at December 31, 2014 is approximately $500.0 million.
Contingent Purchase Price:
The asset purchase agreement entered into in connection with the acquisition of certain finance receivables and certain operating assets of National Capital Management, LLC ("NCM") in 2012, includes an earn-out provision whereby the sellers are able to earn additional cash consideration for achieving certain cash collection thresholds over a five year period. The maximum amount of earn-out during the period is $15.0 million. During 2014 and 2013, the Company paid the first two earn-out payments in the amount of $2.8 million and $6.2 million, respectively. As of December 31, 2014, the Company has recorded a present value amount for the expected remaining liability of $2.3 million.
Finance Receivables:
Certain agreements for the purchase of finance receivables portfolios contain provisions that may, in limited circumstances, require the Company to refund a portion or all of the collections subsequently received by the Company on particular accounts. The potential refunds as of the balance sheet date are not considered to be significant.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Litigation and Regulatory Matters:
The Company is from time to time subject to routine legal claims and proceedings, most of which are incidental to the ordinary course of its business. The Company initiates lawsuits against customers and is occasionally countersued by them in such actions. Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against the Company in which they allege that the Company has violated a state or federal law in the process of collecting on an account.  From time to time, other types of lawsuits are brought against the Company. Additionally, the Company receives subpoenas and other requests or demands for information from regulators or governmental authorities who are investigating the Company's debt collection activities. The Company evaluates and responds appropriately to such requests.

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

Subject to the inherent uncertainties involved in such proceedings, the Company believes, based upon its current knowledge and after consultation with counsel, that the legal proceedings currently pending against it, including those that fall outside of the Company's routine legal proceedings, should not, either individually or in the aggregate, have a material adverse impact on the Company's financial condition.  However, it is possible, in light of the uncertainties involved in such proceedings or due to unexpected future developments, that an unfavorable resolution of a legal or regulatory proceeding or claim could occur which may be material to the Company's financial condition, results of operations, or cash flows for a particular period.

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

Telephone Consumer Protection Act Litigation

The Company has been named as defendant in a number of putative class action cases, each alleging that the Company violated the Telephone Consumer Protection Act ("TCPA") by calling consumers' cellular telephones without their prior express consent.  On December 21, 2011, the United States Judicial Panel on Multi-District Litigation entered an order transferring these matters into one consolidated proceeding in the United States District Court for the Southern District of California (the "Court").  On November 14, 2012, the putative class plaintiffs filed their amended consolidated complaint in the matter, now styled as In re Portfolio Recovery Associates, LLC Telephone Consumer Protection Act Litigation, case No. 11-md-02295 (the “MDL action”).  On May 20, 2014, the Court stayed this litigation until such time as the United States Federal Communications Commission has ruled on various petitions concerning the TCPA. The range of loss, if any, on these matters cannot be estimated at this time.

Internal Revenue Service Audit

The Internal Revenue Service ("IRS") examined the Company's 2005 through 2012 tax returns and has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its position, and believes cost recovery to be an acceptable tax revenue recognition method for companies in the bad debt purchasing industry. The Company has received Notices of Deficiency for tax years ended December 31, 2005 through 2012. The proposed deficiencies relate to the cost recovery method of tax accounting. In response to the notices, the Company filed petitions in the United States Tax Court challenging the deficiency. The case is scheduled for trial in the United States Tax Court on June 22, 2015. If the Company is unsuccessful in the United States Tax Court and any potential appeals to the federal Circuit Court of Appeals, it may ultimately be required to pay the related deferred taxes, and possibly interest and penalties. Deferred tax liabilities related to this item were $241.0 million at December 31, 2014. Any adverse determination on

PRA Group, Inc.
Notes to Consolidated Financial Statements

this matter could result in the Company amending state tax returns for prior years, increasing its taxable income in those states. The Company files tax returns in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. The Company’s estimate of the potential federal and state interest is $79.0 million as of December 31, 2014.

Consumer Financial Protection Bureau ("CFPB") Investigation

In response to an investigative demand from the CFPB, the Company has provided certain documents and data regarding its debt collection practices. Subsequently, the Company has discussed a proposed resolution of the CFPB's investigation, involving possible penalties, restitution and the adoption of new practices and controls in the conduct of our business. The Company has provided comments and engaged in discussions, which have included a number of face-to-face meetings between the Company and the CFPB staff. In these discussions, the CFPB staff has taken certain positions with respect to legal requirements applicable to our debt collection practices with which we disagree. If the Company is unable to resolve its differences with the CFPB through its ongoing discussions, it could become involved in litigation.
16. Retirement Plans:
The Company sponsors defined contribution plans both in the United States and Europe. The United States plan is organized as a 401(k) plan under which all employees over eighteen years of age are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to Internal Revenue Service limitations, after completing six months of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee’s salary. For the defined contribution plans in Europe, the Company pays contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. Total compensation expense related to these contributions was $2.8 million, $1.8 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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
We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published Internal Control-Integrated Framework (2013) (the “2013 Framework”) and related illustrative documents as an update to Internal Control-Integrated Framework (1992) (the “1992 Framework”). While the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) are the same as those in the 1992 Framework, the 2013 Framework, among other matters, requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective. We expect to adopt the 2013 Framework during the fiscal year ending December 31, 2015.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by COSO of the Treadway Commission. Based on its assessment, management has determined that, as of December 31, 2014, its internal control over financial reporting was effective based on the criteria set forth in the COSO framework. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2014, which is included herein.
Scope of Management’s Report on Internal Control over Financial Reporting. During the third quarter of 2014, we completed the Aktiv acquisition and are in the process of assessing Aktiv’s controls for design and operating effectiveness. As a result, Aktiv is excluded from the scope of management’s assessment of internal control over financial reporting. As of December 31, 2014, Aktiv represents approximately 47.3% of total assets and 11.6% of total revenues reflected in our consolidated financial statements as of and for the year ended December 31, 2014.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PRA Group, Inc.:
We have audited PRA Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PRA Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on PRA Group, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, PRA Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
PRA Group, Inc. acquired 100% of the equity interest of Aktiv Kapital AS (Aktiv) during 2014, and management excluded from its assessment of the effectiveness of PRA Group, Inc.’s internal control over financial reporting as of December 31, 2014, Aktiv’s internal control over financial reporting associated with approximately 47.3% of total assets and 11.6% of total revenues reflected in the consolidated financial statements of PRA Group, Inc. and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of PRA Group, Inc. also excluded an evaluation of the internal control over financial reporting of Aktiv.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PRA Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated income statements, and statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Norfolk, Virginia
March 2, 2015

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the sections labeled “Security Ownership of Management and Directors,” “Board of Directors,” “Executive Officers,” “Corporate Governance,” “Committees of the Board of Directors” and “Report of the Audit Committee” in the Company’s definitive Proxy Statement in connection with the Company’s 2015 Annual Meeting of Shareholders.
Item 11. Executive Compensation.
The information required by Item 11 is incorporated herein by reference to (a) the section labeled “Compensation Discussion and Analysis” in the Company’s definitive Proxy Statement in connection with the Company’s 2015 Annual Meeting of Shareholders and (b) the section labeled “Compensation Committee Report” in the Company’s definitive Proxy Statement in connection with the Company’s 2015 Annual Meeting of Shareholders, which section (and the report contained therein) shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of such furnishing in this Item 11.
Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.
The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Management and Directors” in the Company’s definitive Proxy Statement in connection with the Company’s 2015 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is incorporated herein by reference to the sections labeled “Policies for Approval of Related Party Transactions” and “Director Independence” in the Company’s definitive Proxy Statement in connection with the Company’s 2015 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 is incorporated herein by reference to the section labeled “Fees Paid to KPMG LLP” in the Company’s definitive Proxy Statement in connection with the Company’s 2015 Annual Meeting of Shareholders.

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

3.1	Fourth Amended and Restated Certificate of Incorporation of PRA Group, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on October 29, 2014).

3.2	Amended and Restated By-Laws of PRA Group, Inc. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on October 29, 2014).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1 filed on October 15, 2002).

4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-1 filed on October 30, 2002).

4.3
Indenture dated August 13, 2013 between Portfolio Recovery Associates, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 14, 2013).

10.1
Employment Agreement, dated December 19, 2014, by and between Steven D. Fredrickson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 5, 2015).

10.2
Employment Agreement, dated December 19, 2014, by and between Kevin P. Stevenson and PRA Group, Inc. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 5, 2015).

10.3
Employment Agreement, dated December 19, 2014, by and between Michael J. Petit and PRA Group, Inc. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on January 5, 2015).

10.4	Employment Agreement, dated December 19, 2014, by and between Neal Stern and PRA Group, Inc. (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on January 5, 2015).

10.5
Employment Agreement, dated December 19, 2014, by and between Christopher Graves and PRA Group, Inc. (Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on January 5, 2015).

10.6
Employment Agreement, dated February 19, 2014, by and between Geir Olsen and Aktiv Kapital AS. (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on November 10, 2014).

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

10.10	First Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 6, 2013).

10.11	Second Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 20, 2014)

10.12	Third Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 6, 2014).

10.13	Multicurrency Revolving Credit Agreement dated as of October 23, 2014. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 29, 2014).

10.14
Lender Commitment Agreement dated as of August 21, 2013 by and among Portfolio Recovery Associates, Inc., and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on November 8, 2013).

10.15
Lender Joiner Agreement dated as of August 21, 2013, by and among Portfolio Recovery Associates, Inc., Bank of Hampton Roads, Heritage Bank, Union First Market and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed on November 8, 2013).

10.16	2013 Annual Bonus Plan (Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed on April 19, 2013).

10.17	2013 Omnibus Incentive Plan (Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed on April 19, 2013).

10.18
Deed of Novation, Amendment and Restatement, dated May 5, 2014, by and between Geveran Trading Co. Ltd and Portfolio Recovery Associates, Inc., PRA Holding IV, LLC and Tekagel Invest 742 AS (Incorporated by reference to the to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on May 8, 2014).

10.19
Novated, Amended and Restated Sale and Purchase Agreement, dated May 5, 2014, for the Sale and Purchase of Aktiv Kapital AS (Incorporated by reference to the to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on May 8, 2014).

21.1	Subsidiaries of PRA Group, Inc. (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

24.1	Powers of Attorney (included on signature page) (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

Date: March 2, 2015	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: March 2, 2015	By:	/s/ Kevin P. Stevenson
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

Date: March 2, 2015	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: March 2, 2015	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

Date: March 2, 2015	By:	/s/ John H. Fain
John H. Fain
Director

Date: March 2, 2015	By:	/s/ Penelope W. Kyle
Penelope W. Kyle
Director

Date: March 2, 2015	By:	/s/ James A. Nussle
James A. Nussle
Director

Date: March 2, 2015	By:	/s/ David N. Roberts
David N. Roberts
Director

Date: March 2, 2015	By:	/s/ Scott M. Tabakin
Scott M. Tabakin
Director

Date: March 2, 2015	By:	/s/ James M. Voss
James M. Voss
Director