Form 10-Q
period 2015-03-31
PRA GROUP INC
filed 2015-05-08
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2015
Common Stock, $0.01 par value	48,320,549

PRA GROUP, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2015 and December 31, 2014
(unaudited)
(Amounts in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$40,542	$39,661
Investments	91,470	89,703
Finance receivables, net	1,954,772	2,001,790
Other receivables, net	16,834	12,959
Net deferred tax asset	5,771	6,126
Property and equipment, net	46,855	48,258
Goodwill	496,653	527,445
Intangible assets, net	10,042	10,933
Other assets	37,674	41,876
Total assets	$2,700,613	$2,778,751
Liabilities and Equity
Liabilities:
Accounts payable	$7,838	$4,446
Accrued expenses	69,250	89,361
Income taxes payable	22,120	11,020
Other liabilities	6,725	5,962
Net deferred tax liability	265,661	255,587
Interest bearing deposits	32,439	27,704
Borrowings	1,479,262	1,482,456
Total liabilities	1,883,295	1,876,536
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, 100,000 authorized shares, 48,320 issued and outstanding shares at March 31, 2015, and 49,577 issued and outstanding shares at December 31, 2014	483	496
Additional paid-in capital	31,339	111,659
Retained earnings	964,145	906,010
Accumulated other comprehensive (loss)	(178,649)	(115,950)
Total stockholders’ equity	817,318	902,215
Total liabilities and equity	$2,700,613	$2,778,751
The accompanying notes are an integral part of these consolidated financial statements.

PRA GROUP, INC.
CONSOLIDATED INCOME STATEMENTS
For the three months ended March 31, 2015 and 2014
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Income recognized on finance receivables, net	$228,403	$177,970
Fee income	13,053	15,608
Other revenue	3,750	344
Total revenues	245,206	193,922
Operating expenses:
Compensation and employee services	65,271	51,385
Legal collection fees	13,691	10,833
Legal collection costs	20,854	26,533
Agent fees	8,261	1,450
Outside fees and services	12,797	10,791
Communications	10,418	8,963
Rent and occupancy	3,560	2,338
Depreciation and amortization	4,610	3,947
Other operating expenses	9,578	6,100
Total operating expenses	149,040	122,340
Income from operations	96,166	71,582
Other income and (expense):
Interest income	147	1
Interest expense	(14,923)	(4,860)
Net foreign currency transaction gain	6,789	8
Income before income taxes	88,179	66,731
Provision for income taxes	30,044	25,891
Net income	$58,135	$40,840
Net income per common share:
Basic	$1.19	$0.82
Diluted	$1.19	$0.81
Weighted average number of shares outstanding:
Basic	48,724	49,929
Diluted	49,052	50,363
The accompanying notes are an integral part of these consolidated financial statements.

PRA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the three months ended March 31, 2015 and 2014
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$58,135	$40,840
Other comprehensive (loss)/income:
Change in foreign currency translation, net of tax	(62,699)	448
Total other comprehensive (loss)/income	(62,699)	448
Comprehensive (loss)/income	$(4,564)	$41,288
The accompanying notes are an integral part of these consolidated financial statements.

PRA GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2015
(unaudited)
(Amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2014	49,577	$496	$111,659	$906,010	$(115,950)	$902,215
Components of comprehensive income:
Net income	—	—	—	58,135	—	58,135
Foreign currency translation adjustment	—	—	—	—	(62,699)	(62,699)
Vesting of nonvested shares	221	2	(2)	—	—	—
Repurchase and cancellation of common stock	(1,478)	(15)	(77,787)	—	—	(77,802)
Amortization of share-based compensation	—	—	3,636	—	—	3,636
Income tax benefit from share-based compensation	—	—	4,127	—	—	4,127
Employee stock relinquished for payment of taxes	—	—	(10,294)	—	—	(10,294)
Balance at March 31, 2015	48,320	$483	$31,339	$964,145	$(178,649)	$817,318
The accompanying notes are an integral part of these consolidated financial statements.

PRA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2015 and 2014
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$58,135	$40,840
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	3,636	2,836
Depreciation and amortization	4,610	3,947
Amortization of debt discount	1,048	998
Deferred tax expense	7,617	10,812
Net foreign currency transaction gain	(6,789)	(8)
Changes in operating assets and liabilities:
Other assets	4,201	(5,496)
Other receivables	(3,876)	821
Accounts payable	5,290	3,123
Income taxes receivable/payable, net	11,100	10,695
Accrued expenses	(21,752)	(25,248)
Other liabilities	763	5,927
Net cash provided by operating activities	63,983	49,247
Cash flows from investing activities:
Purchases of property and equipment	(3,212)	(6,416)
Acquisition of finance receivables, net of buybacks	(183,828)	(150,087)
Collections applied to principal on finance receivables	171,344	135,397
Purchase of investments	(42,705)	—
Proceeds from sales and maturities of investments	41,189	—
Net cash used in investing activities	(17,212)	(21,106)
Cash flows from financing activities:
Income tax benefit from share-based compensation	4,127	4,115
Proceeds from lines of credit	140,976	—
Principal payments on lines of credit	(94,044)	—
Repurchases of common stock	(77,802)	—
Principal payments on long-term debt	(33,750)	(2,500)
Net increase in interest-bearing deposits	7,539	—
Net cash (used in)/provided by financing activities	(52,954)	1,615
Effect of exchange rate on cash and cash equivalents	7,064	59
Net increase in cash and cash equivalents	881	29,815
Cash and cash equivalents, beginning of period	39,661	162,004
Cash and cash equivalents, end of period	$40,542	$191,819
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,376	$5,731
Cash paid for income taxes	7,082	1,868
Supplemental disclosure of non-cash information:
Employee stock relinquished for payment of taxes	$(10,294)	$(7,497)
The accompanying notes are an integral part of these consolidated financial statements.

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Organization and Business:
Throughout this report, the terms "PRA Group," "our," "we," "us," the "Company" or similar terms refer to PRA Group, Inc. and its subsidiaries.
PRA Group, Inc., a Delaware corporation, and its subsidiaries, is a financial and business service company operating in the Americas and Europe.  The Company’s primary business is the purchase, collection and management of portfolios of defaulted consumer receivables. The Company also services receivables on behalf of clients, provides business tax revenue administration, audit, discovery and recovery services for state and local governments in the U.S., provides class action claims settlement recovery services and related payment processing to corporate clients, and provides vehicle location, skip tracing and collateral recovery services for auto lenders, governments and law enforcement.
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
The following table shows the amount of revenue generated for the three months ended March 31, 2015 and 2014 and long-lived assets held at March 31, 2015 and 2014 for the United States, the Company's country of domicile, and outside of the United States (amounts in thousands):

	As Of And For The		As Of And For The
	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$184,671	$37,141	$191,188	$32,669
Outside the United States	60,535	9,714	2,734	2,461
Total	$245,206	$46,855	$193,922	$35,130
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. GAAP for complete financial statements.  In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of March 31, 2015, its consolidated income statements and statements of comprehensive income/(loss) for the three months ended March 31, 2015 and 2014, its consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2015, and its consolidated statements of cash flows for the three months ended March 31, 2015 and 2014. The consolidated income statements of the Company for the three months ended March 31, 2015 may not be indicative of future results.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K, filed on March 2, 2015.

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	Finance Receivables, net:
Changes in finance receivables, net for the three months ended March 31, 2015 and 2014 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$2,001,790	$1,239,191
Acquisitions of finance receivables (1)	183,828	150,087
Foreign currency translation adjustment	(59,502)	80
Cash collections	(399,747)	(313,367)
Income recognized on finance receivables, net	228,403	177,970
Cash collections applied to principal	(171,344)	(135,397)
Balance at end of period	$1,954,772	$1,253,961
(1) Acquisitions of finance receivables are net of buybacks and include certain capitalized acquisition related costs.
At the time of acquisition, the life of each pool is generally estimated to be between 80 and 120 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. At March 31, 2015, the weighted average remaining life of the Company's pools is estimated to be approximately 99 months. Based upon current projections, cash collections applied to principal on finance receivables as of March 31, 2015 are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

March 31, 2016	$549,385
March 31, 2017	435,274
March 31, 2018	348,119
March 31, 2019	271,240
March 31, 2020	165,051
March 31, 2021	101,106
March 31, 2022	80,591
March 31, 2023	4,006
$1,954,772
At March 31, 2015, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $18.1 million; at December 31, 2014, the amount was $17.1 million.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three months ended March 31, 2015 and 2014 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$2,513,185	$1,430,067
Income recognized on finance receivables, net	(228,403)	(177,970)
Additions	172,382	106,197
Net reclassifications from nonaccretable difference	119,252	91,636
Foreign currency translation adjustment	(72,260)	1,071
Balance at end of period	$2,504,156	$1,451,001

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following is a summary of activity within the Company’s valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$86,166	$91,101
Allowance charges	2,685	1,387
Reversal of previous recorded allowance charges	(1,055)	(3,340)
Net allowance charges/(reversals)	1,630	(1,953)
Ending balance	$87,796	$89,148
3. Investments:

Investments consist of the following at March 31, 2015 and December 31, 2014 (amounts in thousands):

	March 31, 2015	December 31, 2014
Trading
Short-term investments	$13,160	$37,405
Available-for-sale
Securitized assets	5,938	3,721
Held-to-maturity
Securitized assets	53,716	31,017
Other investments
Private equity funds	18,656	17,560
	$91,470	$89,703
Trading

Short-term investments: The Company’s investments in money market mutual funds are stated at fair value. Fair value is estimated using the net asset value of the investment. Unrealized gains and losses are recorded in earnings.

Available-for-Sale

Investments in securitized assets: The Company holds a majority interest in a closed-end Polish investment fund. The fund was formed in December 2014 to acquire portfolios of nonperforming consumer loans in Poland. The Company’s investment consists of a 100% interest in the Series B certificates and a 20% interest in the Series C certificates. Each certificate comes with one vote and is governed by a co-investment agreement. Series C certificates, which share equally in the residual profit of the fund, are accounted for as debt securities classified as available-for-sale and are stated at fair value. Income is recognized using the effective yield method.

Held-to-Maturity

Investments in securitized assets: The Company holds Series B certificates in a closed-end Polish investment fund. The certificates, which provide a preferred return based on the expected net income of the portfolios, are accounted for as a beneficial interest in securitized financial assets and stated at amortized cost. The Company has determined it has the ability and intent to hold these certificates until maturity, which require repayment in fixed amounts on specific dates. The preferred return is not a guaranteed return. Income is recognized under ASC Topic 325-40, "Beneficial Interests in Securitized Financial Assets" ("ASC 325-40"). Income is recognized using the effective yield method. The Company adjusts the yield for changes in estimated cash flows prospectively through earnings. If the fair value of the investment falls below its carrying amount and the decline is deemed to be other than temporary, the investment is written down, with a corresponding charge to earnings. The underlying securities

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments. Accordingly, it is difficult to accurately predict the final maturity date of these investments. Revenues recognized on these investments were $1.2 million during the three months ended March 31, 2015, and is recorded in the Other Revenue line item in the income statement.

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

The amortized cost and estimated fair value of available-for sale and held-to-maturity investments at March 31, 2015 and December 31, 2014 were as follows (amounts in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Securitized assets	$5,938	—	—	$5,938
Held-to-maturity
Securitized assets	53,716	—	—	53,716
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Securitized assets	$3,721	—	—	$3,721
Held-to-maturity
Securitized assets	31,017	—	—	31,017

4.	Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	March 31, 2015	December 31, 2014
Domestic revolving credit	$467,750	$409,000
Domestic term loan	181,250	185,000
Seller note payable	169,938	169,938
Multicurrency revolving credit	398,438	427,680
Aktiv subordinated loan	—	30,000
Convertible senior notes	287,500	287,500
Less: debt discount	(25,614)	(26,662)
Total	$1,479,262	$1,482,456
Domestic Revolving Credit and Term Loan
The Company has a credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). The total credit facility under the Credit Agreement includes an aggregate principal amount of $831.3 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $181.3 million term loan, (ii) a $630 million domestic revolving credit facility, of which $162.3 million is available to be drawn, and (iii) a $20 million multi-currency revolving credit facility, of which $20 million is available to be drawn. The facilities all

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

mature on December 19, 2017. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. The Company’s revolving credit facility includes a $20 million swingline loan sublimit, a $20 million letter of credit sublimit and a $20 million alternative currency equivalent sublimit.
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

•	capital expenditures during any fiscal year cannot exceed $40 million;

•	cash dividends and distributions during any fiscal year cannot exceed $20 million;

•	stock repurchases during the term of the agreement cannot exceed $250 million and cannot exceed $100 million in a single fiscal year;

•	investments in loans and/or capital contributions cannot exceed $950 million to consummate the acquisition of the equity of Aktiv Kapital AS ("Aktiv");

•	permitted acquisitions (as defined in the Credit Agreement) during any fiscal year cannot exceed $250 million;

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
The Company's borrowings on this credit facility at March 31, 2015 consisted of $181.3 million outstanding on the term loan with an annual interest rate as of March 31, 2015 of 2.68% and $467.8 million outstanding in 30-day Eurodollar rate loans on the revolving facility with a weighted average interest rate of 2.68%. At December 31, 2014, the Company's borrowings on this credit facility consisted of $185.0 million outstanding on the term loan with an annual interest rate as of December 31, 2014 of 2.67% and $409.0 million outstanding in 30-day Eurodollar rate loans on the revolving facility with a weighted average interest rate of 2.68%.
Seller Note Payable
In conjunction with the closing of the Aktiv business acquisition on July 16, 2014, the Company entered into a $169.9 million promissory note (the "Seller Note") with an affiliate of the seller. The Seller Note bears interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 3.75% and matures on July 16, 2015. The quarterly interest due can be paid or added into the Seller Note balance at the Company's option. During the quarter ending March 31, 2015, the Company paid the quarterly interest payment of $1.7 million. At March 31, 2015, the balance due on the Seller Note was $169.9 million with an annual interest rate of 4.02%.
Multicurrency Revolving Credit Facility

On October 23, 2014, the Company entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (“the Multicurrency Revolving Credit Agreement”).  Subsequently, two other lenders joined the credit facility. Under the terms of the Multicurrency Revolving Credit Agreement, the credit facility includes an aggregate amount of $500 million, of which $128.3 million is available to be drawn, accrues interest at the Interbank Offered Rate ("IBOR") plus 2.50-3.00% (as determined by the ERC Ratio as defined in the Multicurrency Revolving Credit Agreement), bears an unused line fee of 0.35% per annum, payable monthly in arrears, and matures on October 23, 2019. The Multicurrency Revolving Credit Agreement also includes an Overdraft Facility aggregate amount of $40 million, of which $13.3 million is available to be drawn, accrues interest at the IBOR plus 2.50-3.00% (as determined by the ERC Ratio as defined in the Multicurrency Revolving Credit Agreement), bears a facility line fee of 0.50% per annum, payable quarterly in arrears, and also matures October 23, 2019.

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

At March 31, 2015, the balance on the Multicurrency Revolving Credit Agreement was $398.4 million, with an annual interest rate of 3.12%.
Aktiv Subordinated Loan
On December 16, 2011, Aktiv entered into a subordinated loan agreement with Metrogas Holding Inc., an affiliate with Geveran Trading Co. Ltd. During the first quarter of 2015, the Company elected to prepay (as allowed for in the agreement) the outstanding balance on the Aktiv subordinated loan of $30.0 million and terminate the agreement. The Aktiv subordinated loan accrued interest at LIBOR plus 3.75%, originally matured on January 16, 2016.
Convertible Senior Notes
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of the Company’s 3.00% Convertible Senior Notes due 2020 (the “Notes”). The Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "Indenture") between the Company and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are senior unsecured obligations of the Company. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year. Prior to February 1, 2020, the Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the Notes will be convertible at any time. Upon conversion, the Notes may be settled, at the Company’s option, in cash, shares of the Company’s common stock, or any combination thereof. Holders of the Notes have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may, under certain circumstances, be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. The conversion rate for the Notes is initially 15.2172 shares per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $65.72 per share of the Company’s common stock, and is subject to adjustment in certain circumstances pursuant to the Indenture. The Company does not have the right to redeem the Notes prior to maturity. As of March 31, 2015, none of the conditions allowing holders of the Notes to convert their Notes had occurred.
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

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	March 31, 2015	December 31, 2014
Liability component - principal amount	$287,500	$287,500
Unamortized debt discount	(25,614)	(26,662)
Liability component - net carrying amount	261,886	260,838
Equity component	$31,306	$31,306
The debt discount is being amortized into interest expense over the remaining life of the Notes using the effective interest rate, which is 4.92%.
Interest expense related to the Notes was as follows for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Interest expense - stated coupon rate	$2,156	$2,156
Interest expense - amortization of debt discount	1,048	998
Total interest expense - convertible notes	$3,204	$3,154
The Company was in compliance with all covenants under its financing arrangements as of March 31, 2015 and December 31, 2014.
The following principal payments are due on the Company's borrowings as of March 31, 2015 for the twelve month periods ending (amounts in thousands):

March 31, 2016	$186,188
March 31, 2017	25,000
March 31, 2018	607,750
March 31, 2019	—
March 31, 2020	398,438
Thereafter	287,500
Total	$1,504,876

5.	Property and Equipment, net:
Property and equipment, at cost, consisted of the following as of the dates indicated (amounts in thousands):

	March 31, 2015	December 31, 2014
Software	$52,990	$53,076
Computer equipment	20,090	20,488
Furniture and fixtures	12,860	11,502
Equipment	12,512	12,880
Leasehold improvements	12,957	14,429
Building and improvements	7,141	7,049
Land	1,269	1,269
Accumulated depreciation and amortization	(72,964)	(72,435)
Property and equipment, net	$46,855	$48,258

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Depreciation and amortization expense relating to property and equipment for the three months ended March 31, 2015 and 2014, was $3.8 million and $2.8 million, respectively.

6.	Goodwill and Intangible Assets, net:
In connection with the Company’s previous business acquisitions, the Company acquired certain tangible and intangible assets. Purchased intangible assets include client and customer relationships, non-compete agreements, trademarks and goodwill. Pursuant to ASC 350, the Company performs an annual review of goodwill on October 1 or more frequently if indicators of impairment exist. The Company performed an annual review of goodwill as of October 1, 2014, and concluded that it was more likely than not that the carrying value of goodwill did not exceed its fair value. The Company believes that nothing has occurred since the review was performed through March 31, 2015 that would indicate a triggering event and thereby necessitate further evaluation of goodwill or other intangible assets. The Company expects to perform its next annual goodwill review during the fourth quarter of 2015.
At March 31, 2015 and 2014, the carrying value of goodwill was $496.7 million and $104.1 million, respectively. The following table represents the changes in goodwill for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period:
Goodwill	$533,842	$110,240
Accumulated impairment loss	(6,397)	(6,397)
	527,445	103,843
Changes:
Foreign currency translation adjustment	(30,792)	243
Net change in goodwill	(30,792)	243

Balance at end of the period:
Goodwill	503,050	110,483
Accumulated impairment loss	(6,397)	(6,397)
Balance at end of period:	$496,653	$104,086

7.	Share-Based Compensation:
The Company has an Omnibus Incentive Plan (the "Plan") to assist the Company in attracting and retaining selected individuals to serve as employees and directors, who are expected to contribute to the Company's success and to achieve long-term objectives that will benefit stockholders of the Company. The Plan enables the Company to award shares of the Company's common stock to select employees and directors, as described in the Plan, not to exceed 5,400,000 shares, as authorized by the Plan.
As of March 31, 2015, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive ("LTI") Program) is estimated to be $15.3 million with a weighted average remaining life for all nonvested shares of 2.1 years (not including nonvested shares granted under the LTI program).
Total share-based compensation expense was $3.6 million and $2.8 million for the three months ended March 31, 2015 and 2014, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense (windfall tax benefits) recognized under the provisions of ASC Topic 718 "Compensation-Stock Compensation" ("ASC 718") are credited to additional paid-in capital in the Company's Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $7.5 million and $7.5 million for the three months ended March 31, 2015 and 2014, respectively.
Nonvested Shares
With the exception of the awards made pursuant to the LTI program and a few employee and director grants, the nonvested shares vest ratably over three to five years and are expensed over their vesting period.

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following summarizes all nonvested share transactions, excluding those related to the LTI program, from December 31, 2013 through March 31, 2015 (share amounts in thousands):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2013	226	$29.58
Granted	272	56.69
Vested	(155)	37.34
Cancelled	(4)	50.41
December 31, 2014	339	47.34
Granted	84	52.49
Vested	(88)	32.25
March 31, 2015	335	$52.60
The total grant date fair value of shares vested during the three months ended March 31, 2015 and 2014, was $2.8 million and $2.4 million, respectively.
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company. The following summarizes all LTI program share transactions from December 31, 2013 through March 31, 2015 (share amounts in thousands):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2013	434	$25.79
Granted at target level	111	49.60
Adjustments for actual performance	222	22.32
Vested	(279)	24.21
December 31, 2014	488	30.52
Granted at target level	132	52.47
Vested	(252)	20.21
Cancelled	(3)	30.36
March 31, 2015	365	$45.60
The total grant date fair value of shares vested during the three months ended March 31, 2015 and 2014, was $5.1 million and $5.7 million, respectively.
At March 31, 2015, total future compensation costs, assuming the current estimated performance levels are achieved, related to nonvested share awards granted under the LTI program are estimated to be approximately $12.4 million. The Company assumed a 7.5% forfeiture rate for these grants and the remaining shares have a weighted average life of 1.4 years at March 31, 2015.

8.	Income Taxes:
The Company follows the guidance of FASB ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
For tax purposes, the Company utilizes the cost recovery method of accounting. Under the cost recovery method, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before taxable income is recognized. The Internal Revenue Service ("IRS") examined the Company's 2005 through 2012 tax returns and has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its position, and believes cost recovery to be an acceptable tax revenue recognition method for companies in the bad debt purchasing industry. The IRS has issued Notices of Deficiency to the Company for tax years ended December 31, 2005 through 2012.  The proposed deficiencies relate to the cost recovery method of tax accounting. In response to the notices, the Company filed petitions in the United States Tax Court. On April 30, 2015, a Joint Motion for Continuance was filed by the

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company and the IRS. The Tax Court granted the Motion on May 4, 2015. If the Company is unsuccessful in Tax Court, it can appeal to the federal Circuit Court of Appeals. See Note 10 “Commitments and Contingencies” for more information.
At March 31, 2015, the tax years subject to examination by the major federal, state or international taxing jurisdictions are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2005 through 2012 tax years are suspended until a decision of the Tax Court becomes final.
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
Basic earnings per share (“EPS”) are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $65.72, which did not occur during the period from which the Notes were issued on August 13, 2013 through March 31, 2015. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be realized upon assumed exercise.
The following tables reconcile the computation of basic EPS and diluted EPS for the three months ended March 31, 2015 and 2014 (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2015			2014
	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$58,135	48,724	$1.19	$40,840	49,929	$0.82
Dilutive effect of nonvested share awards		328	—		434	(0.01)
Diluted EPS	$58,135	49,052	$1.19	$40,840	50,363	$0.81
There were no antidilutive options outstanding for the three months ended March 31, 2015 and 2014.

10.	Commitments and Contingencies:
Employment Agreements:
The Company has employment agreements, most of which expire on December 31, 2017, with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as bonuses that are based on the attainment of specific management goals. At March 31, 2015, the estimated future compensation under these agreements is approximately $22.5 million. The agreements also contain confidentiality and non-compete provisions.  Outside the U.S., employment agreements are in place with employees pursuant to local country regulations.  Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $22.5 million total above.

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at March 31, 2015 total approximately $36.8 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at March 31, 2015 is approximately $564.4 million.
Contingent Purchase Price:
The asset purchase agreement entered into in connection with the acquisition of certain finance receivables and certain operating assets of National Capital Management, LLC ("NCM") in 2012, includes an earn-out provision whereby the sellers are able to earn additional cash consideration for achieving certain cash collection thresholds over a five year period. The maximum amount of earn-out during the period is $15.0 million. During 2014 and 2013, the Company paid the first two earn-out payments in the amount of $2.8 million and $6.2 million, respectively. As of March 31, 2015, the Company has recorded a present value amount for the expected remaining liability of $2.4 million.
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

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Internal Revenue Service Audit

The Internal Revenue Service ("IRS") examined the Company's 2005 through 2012 tax returns and has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its position, and believes cost recovery to be an acceptable tax revenue recognition method for companies in the bad debt purchasing industry. The Company has received Notices of Deficiency for tax years ended December 31, 2005 through 2012. The proposed deficiencies relate to the cost recovery method of tax accounting. In response to the notices, the Company filed petitions in the United States Tax Court challenging the deficiency. On April 30, 2015, a Joint Motion for Continuance was filed by the Company and the IRS. The Tax Court granted the Motion on May 4, 2015. If the Company is unsuccessful in Tax Court and any potential appeals to the federal Circuit Court of Appeals, it may ultimately be required to pay the related deferred taxes, and possibly interest and penalties. Deferred tax liabilities related to this item were $244.9 million at March 31, 2015. Any adverse determination on this matter could result in the Company amending state tax returns for prior years, increasing its taxable income in those states. The Company files tax returns in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. The Company’s estimate of the potential federal and state interest is $82.6 million as of March 31, 2015.

Consumer Financial Protection Bureau ("CFPB") Investigation

In response to an investigative demand from the CFPB, the Company has provided certain documents and data regarding its debt collection practices. Subsequently, the Company has provided comments and engaged in discussions, which have included a number of face-to-face meetings between the Company and the CFPB staff. The Company has also discussed a proposed resolution of matters related to the CFPB's investigation, involving possible penalties, restitution and the adoption of new practices and controls in the conduct of our business. The Company is not able to estimate the amount of such penalties or restitution at this time. In these discussions, the CFPB staff has taken certain positions with respect to legal requirements applicable to our debt collection practices with which the Company disagrees. If the Company is unable to resolve its differences with the CFPB through its ongoing discussions, it could become involved in litigation.

11.	Fair Value Measurements and Disclosures:
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

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Financial Instruments Not Required To Be Carried at Fair Value
In accordance with the disclosure requirements of ASC Topic 825, “Financial Instruments” (“ASC 825”), the table below summarizes fair value estimates for the Company’s financial instruments not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts of the financial instruments in the following table are recorded in the consolidated balance sheets at March 31, 2015 and December 31, 2014 (amounts in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$40,542	$40,542	$39,661	$39,661
Held-to-maturity investments	53,716	53,716	31,017	31,017
Other investments	18,656	19,601	17,560	19,776
Finance receivables, net	1,954,772	2,501,671	2,001,790	2,460,787
Financial liabilities:
Interest-bearing deposits	32,439	32,439	27,704	27,704
Revolving lines of credit	866,188	866,188	836,680	836,680
Term loans	181,250	181,250	185,000	185,000
Notes and loans payable	169,938	169,938	199,938	199,938
Convertible notes	261,886	310,230	260,838	324,757
Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of the financial instruments in the above table:
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

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at March 31, 2015 and December 31, 2014 (amounts in thousands):

	Fair Value Measurements as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Trading investments	$13,160	$—	$—	$13,160
Available-for-sale investments	—	—	5,938	5,938
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	1,619	—	1,619

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Trading investments	$37,405	$—	$—	$37,405
Available-for-sale investments	—	—	3,721	3,721
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	3,387	—	3,387
Trading investments: Fair value of the Company’s investments in money market mutual funds is reported using the closing price of the fund’s net asset value in an active market. Accordingly, the Company uses Level 1 inputs.

Available-for-sale investments: Fair value of the Company’s investment in Series C certificates of a closed-end Polish investment fund is estimated using proprietary pricing models that the Company utilizes to make portfolio purchase decisions. Accordingly, the Company estimates the fair value of its available-for-sale investments using Level 3 inputs as there is little observable market data available and management is required to use significant judgment in its estimates.
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

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	Recent Accounting Pronouncements:

In April 2014, FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" (“ASU 2014-08”) that amends the requirements for reporting discontinued operations. ASU 2014-08 requires the disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. ASU 2014-08 also requires additional disclosures about discontinued operations and disclosures about the disposal of a significant component of an entity that does not qualify as a discontinued operation. ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014, with early adoption permitted. The Company adopted ASU 2014-08 in the first quarter of 2015 which had no material impact on the Company's Consolidated Financial Statements.

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

In February 2015, FASB issued ASU 2015-02, "Consolidation (Topic 810), Amendments to the Consolidation Analysis" ("ASU 2015-02"). The amendments under the new guidance modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity also may apply the amendments retrospectively. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

In April 2015, FASB issued ASU 2015-03, “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” ("ASU 2015-03"). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

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

•	our ability to obtain adequate insurance coverage at reasonable prices;

•	our ability to manage growth successfully or to integrate our growth strategy;

•	the possibility that we could incur business to technology disruptions or cyber incidents or not adapt to technological advances;

•	our ability to manage risks associated with our international operations, which risks have increased as a result of the Aktiv Kapital AS ("Aktiv") acquisition;

•	our ability to integrate the Aktiv business;

•	our ability to recognize the anticipated synergies and benefits of the Aktiv acquisition;

•	changes in tax laws regarding earnings of our subsidiaries located outside of the United States;

•	the possibility that compliance with foreign and U.S. laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions;

•	net capital requirements pursuant to the European Union Capital Requirements Directive, which could impede the business operations of our subsidiaries;

•	the incurrence of significant transaction, integration, and restructuring costs in connection with the Aktiv acquisition;

•	our exposure to additional tax liabilities as a result of the Aktiv acquisition;

•	the possibility that we could incur goodwill or other intangible asset impairment charges;

•	our ability to retain existing clients and obtain new clients for our fee-for-service businesses;

•	our work force could become unionized in the future, which could adversely affect the stability of our production and increase our costs;

•	our ability to maintain, renegotiate or replace our credit facility;

•	the possibility that the accounting for convertible debt securities could have an adverse effect on our financial results;

•	the possibility that conversion of the convertible senior notes could affect the price of our common stock;

•	our ability to raise the funds necessary to repurchase the convertible senior notes or to settle conversions in cash;

•	the imposition of additional taxes on us;

•	the possibility that we could incur significant allowance charges on our finance receivables;

•	our loss contingency accruals may not be adequate to cover actual losses;

•	class action suits and other litigation could divert our management’s attention and increase our expenses;

•	the degree, nature, and resources of our competition;

•	the possibility that new business acquisitions prove unsuccessful or strain or divert our resources;

•	the possibility that we or our industry could experience negative publicity or reputational attacks;

•	the possibility that a sudden collapse of one of the financial institutions in which we are depositors could negatively affect our financial results;

•	efforts to establish and maintain effective internal controls, procedures, and disclosure controls related to Aktiv, which could require significant resources and divert management attention; and

•	the risk factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).
You should assume that the information appearing in this quarterly report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.
For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the discussion of “Business” and “Risk Factors” described in our 2014 Annual Report on Form 10-K, filed on March 2, 2015.
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
All references in this report on Form 10-Q to the "PRA Group," "our," "we," "us," the "Company" or similar terms are to PRA Group, Inc. and its subsidiaries.
Overview

We are a global financial and business services company with operations in the Americas and Europe. Our primary business is the purchase, collection and management of portfolios of defaulted receivables. We also service receivables on behalf of clients on either a commission or transaction-fee basis, provide class action claims settlement recovery services and related payment processing to corporate clients, and provide vehicle location, skip tracing and collateral recovery services for auto lenders, governments and law enforcement.
We are headquartered in Norfolk, Virginia, and employ approximately 3,850 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “PRAA.” Effective October 23, 2014, we changed our name from Portfolio Recovery Associates, Inc. to PRA Group, Inc.
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

The Aktiv acquisition provided us entry into several new markets, resulting in additional geographic diversity in portfolio purchasing and collection. Aktiv's Chief Executive Officer, his executive team and the more than 400 Aktiv employees joined our workforce upon the closing of the transaction.

During the three months ended March 31, 2015, we incurred approximately $1.6 million of integration and other costs related to the Aktiv acquisition. We estimate that we will incur approximately $3-4 million of additional non-recurring integration costs over the next few quarters. Additionally, as a result of expanding our international footprint into many countries with various currencies throughout Europe, we are subject to foreign currency fluctuations between and among the U.S. dollar and each of the other currencies in which we now operate. As a result, for the three months ended March 31, 2015, we recorded net foreign currency transaction gains of $6.8 million in our income statement.
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

Earnings Summary
During the first quarter of 2015, net income was $58.1 million, or $1.19 per diluted share, compared with $40.8 million, or $0.81 per diluted share, in the first quarter of 2014. Total revenue was $245.2 million in the first quarter of 2015, up 26.5% from the first quarter of 2014. Revenues in the first quarter of 2015 consisted of $228.4 million in income recognized on finance receivables, net, $13.1 million in fee income and $3.7 million in other revenue. Income recognized on finance receivables, net, in the first quarter of 2015 increased $50.4 million, or 28.3%, over the first quarter of 2014, primarily as a result of an increase in cash collections mainly due to the Aktiv acquisition. Cash collections, which drive our finance receivable income, were $399.7 million in the first quarter of 2015, up 27.5%, or $86.3 million, as compared to the first quarter of 2014. During the first quarter of 2015, we incurred $1.6 million in net allowance charges, compared with $2.0 million of net allowance reversals in the first quarter of 2014.
Fee income decreased to $13.1 million in the first quarter of 2015 from $15.6 million in the first quarter of 2014, primarily due to lower fee income generated by Claims Compensation Bureau, LLC ("CCB"), whose revenues vary depending on the timing and outcome of individual class action settlements. This was partially offset by the fee income generated in the first quarter of 2015 by Aktiv.
A summary of how our revenue was generated during the three months ended March 31, 2015 and 2014 is as follows:

	For the Three Months Ended March 31,
(amounts in thousands)	2015	2014
Cash collections	$399,747	$313,367
Amortization of finance receivables	(169,714)	(137,350)
Net allowance (charges)/reversals	(1,630)	1,953
Income recognized on financial receivables, net	228,403	177,970
Fee income	13,053	15,608
Other revenue	3,750	344
Total revenues	$245,206	$193,922
Operating expenses were $149.0 million in the first quarter of 2015, up 21.8% over the first quarter of 2014, due primarily to the inclusion of Aktiv's expenses in the first quarter of 2015.
During the three months ended March 31, 2015 and 2014, we acquired defaulted consumer receivables portfolios at a cost of $185.0 million (excluding the $27.9 million investment in a securitized fund in Poland) and $152.7 million, respectively. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this relative quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other relative quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions during any quarter; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period's buying.

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Income recognized on finance receivables, net	93.2%	91.8%
Fee income	5.3%	8.0%
Other revenue	1.5%	0.2%
Total revenues	100.0%	100.0%
Operating expenses:
Compensation and employee services	26.6%	26.5%
Legal collection fees	5.6%	5.6%
Legal collection costs	8.5%	13.7%
Agency fees	3.4%	0.7%
Outside fees and services	5.2%	5.6%
Communication expenses	4.2%	4.6%
Rent and occupancy	1.5%	1.2%
Depreciation and amortization	1.9%	2.0%
Other operating expenses	3.9%	3.1%
Total operating expenses	60.8%	63.0%
Income from operations	39.2%	36.9%
Other expense:
Interest income	0.1%	0.0%
Interest expense	6.1%	2.5%
Net foreign currency transaction gain	2.8%	0.0%
Income before income taxes	36.0%	34.4%
Provision for income taxes	12.3%	13.4%
Net income	23.7%	21.1%
Three Months Ended March 31, 2015 Compared To Three Months Ended March 31, 2014
Revenues
Total revenues were $245.2 million for the three months ended March 31, 2015, an increase of $51.3 million, or 26.5%, compared to total revenues of $193.9 million for the three months ended March 31, 2014.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $228.4 million for the three months ended March 31, 2015, an increase of $50.4 million, or 28.3%, compared to income recognized on finance receivables, net of $178.0 million for the three months ended March 31, 2014. The increase was primarily due to an increase in cash collections on our finance receivables to $399.7 million for the three months ended March 31, 2015, from $313.4 million for the three months ended March 31, 2014, an increase of $86.3 million, or 27.5%. This increase was largely due to the inclusion of Aktiv's cash collections in the first quarter of 2015. Our finance receivables amortization rate, including net allowance charges, was 42.9% for the three months ended March 31, 2015 compared to 43.2% for the three months ended March 31, 2014.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio’s original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield. During the three months ended March 31, 2015 and 2014, the Company reclassified amounts from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts relating to pools acquired from 2007-2013. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances which are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended March 31, 2015, we recorded net allowance charges of $1.6 million. On our domestic Core portfolios, we recorded allowance reversals of $0.8 million on portfolios purchased between 2006 and 2008, offset by allowance charges of $2.7 million on portfolios purchased between 2010 and 2012. On our Insolvency portfolios, we recorded allowance reversals of $0.3 million on our domestic portfolios. No allowance charges or reversals were recorded during the period on the portfolios acquired from Aktiv. For the three months ended March 31, 2014, we recorded net allowance charge reversals of $2.0 million. On our domestic Core portfolios, we recorded net allowance reversals of $3.1 million on portfolios purchased between 2005 and 2008, offset by net allowance charges of $0.9 million on portfolios purchased in 2010. On our Insolvency portfolios, we recorded net allowance charge reversals of $0.3 million on portfolios primarily purchased in 2007. We also recorded a net allowance charge of $0.5 million on our UK portfolios purchased in 2012.
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
Fee Income
Fee income decreased to $13.1 million in the first quarter of 2015 from $16.0 million in the first quarter of 2014, primarily due to lower fee income generated by CCB, whose revenues vary depending on the timing and outcome of individual class action settlements. This was partially offset by the fee income generated in the first quarter of 2015 by our new European operations.
Income from Operations
Income from operations was $96.2 million for the three months ended March 31, 2015, an increase of $24.6 million or 34.4% compared to income from operations of $71.6 million for the three months ended March 31, 2014. Income from operations was 39.2% of total revenue for the three months ended March 31, 2015 compared to 36.9% for the three months ended March 31, 2014.
Operating Expenses
Operating expenses were $149.0 million for the three months ended March 31, 2015, an increase of $26.7 million or 21.8% compared to operating expenses of $122.3 million for the three months ended March 31, 2014. This increase was due primarily to the inclusion of Aktiv's expenses in the first quarter of 2015. Operating expenses were 36.1% of cash receipts for the three months ended March 31, 2015 compared to 37.2% for the three months ended March 31, 2014.
Compensation and Employee Services
Compensation and employee services expenses were $65.3 million for the three months ended March 31, 2015, an increase of $13.9 million, or 27.0%, compared to compensation and employee services expenses of $51.4 million for the three months ended March 31, 2014. Compensation expense increased primarily as a result of larger staff sizes, mainly attributable to the acquisition of Aktiv, in addition to increases in incentive compensation and normal pay increases. Total full-time equivalents increased 6.2% to 3,847 as of March 31, 2015, from 3,621 as of March 31, 2014. Compensation and employee services expenses as a percentage of cash receipts increased to 15.8% for the three months ended March 31, 2015, from 15.6% of cash receipts for the three months ended March 31, 2014.

Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party collection attorneys. Legal collection fees were $13.7 million for the three months ended March 31, 2015, an increase of $2.9 million, or 26.9%, compared to legal collection fees of $10.8 million for the three months ended March 31, 2014.  This increase was mainly attributable to legal collection fees incurred by our new European operations. Legal collection fees for both the three months ended March 31, 2015 and 2014, were 3.3% of cash receipts.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $20.9 million for the three months ended March 31, 2015, a decrease of $5.6 million, or 21.1%, compared to legal collection costs of $26.5 million for the three months ended March 31, 2014. Prior to 2015, we were expanding the number of accounts brought into the legal collection process resulting in increasing legal collections costs. This expansion has subsided over the last several quarters which led to the decrease. Legal collection costs for the three months ended March 31, 2015 were 5.1% of cash receipts, compared to 8.1% for the three months ended March 31, 2014.
Agent Fees
Agent fees primarily represent third party collection fees and costs paid to repossession agents to repossess vehicles. Agent fees were $8.3 million for the three months ended March 31, 2015, compared to $1.5 million for the three months ended March 31, 2014. This increase was mainly attributable to the third party collection fees incurred by our new European operations.
Outside Fees and Services
Outside fees and services expenses were $12.8 million for the three months ended March 31, 2015, an increase of $2.0 million, or 18.5%, compared to outside fees and services expenses of $10.8 million for the three months ended March 31, 2014. The increase was mainly attributable to the outside fees and services expenses incurred by our new European operations.
Communication Expenses
Communication expenses were $10.4 million for the three months ended March 31, 2015, an increase of $1.4 million, or 15.6%, compared to communications expenses of $9.0 million for the three months ended March 31, 2014. The increase was largely due to expenses incurred by our new European operations as well as additional postage expenses incurred as a result of an increase in special collection letter campaigns and a larger customer base.
Rent and Occupancy
Rent and occupancy expenses were $3.6 million for the three months ended March 31, 2015, an increase of $1.3 million, or 56.5%, compared to rent and occupancy expenses of $2.3 million for the three months ended March 31, 2014. The increase was primarily due to the rent and occupancy expense incurred by our new European operations.
Depreciation and Amortization
Depreciation and amortization expenses were $4.6 million for the three months ended March 31, 2015, an increase of $0.7 million, or 17.9%, compared to depreciation and amortization expenses of $3.9 million for the three months ended March 31, 2014. The increase was primarily due to the depreciation and amortization expense incurred by our new European operations.
Other Operating Expenses
Other operating expenses were $9.6 million for the three months ended March 31, 2015, an increase of $3.5 million, or 57.4%, compared to other operating expenses of $6.1 million for the three months ended March 31, 2014. The increase was primarily due to other operating expenses incurred by our new European operations.
Interest Expense
Interest expense was $14.9 million and $4.9 million for the three months ended March 31, 2015 and 2014, respectively. The increase was primarily due to the additional financing needed to facilitate the closing of the Aktiv acquisition and the additional interest incurred on the Aktiv assumed debt and interest rate swap contracts.

Provision for Income Taxes
Provision for income taxes was $30.0 million for the three months ended March 31, 2015, an increase of $4.1 million, or 15.8%, compared to provision for income taxes of $25.9 million for the three months ended March 31, 2014. The increase is primarily due to an increase of 32.1% in income before taxes for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. During the three months ended March 31, 2015, our effective tax rate was 34.1%, compared to 38.8% for the three months ended March 31, 2014. The decrease was due primarily to having proportionately more income in the recent quarterly period in foreign jurisdictions with lower tax rates than the U.S., due to the Aktiv acquisition.
We intend for predominantly all foreign earnings to be permanently reinvested in our foreign operations. If foreign earnings were repatriated, we would need to accrue and pay taxes; however, foreign tax credits would be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $15.8 million and $7.8 million as of March 31, 2015 and 2014, respectively.

Supplemental Performance Data
Finance Receivables Portfolio Performance:
The following tables show certain data related to our finance receivables portfolio. These tables describe the purchase price, actual cash collections and future estimates of cash collections, income recognized on finance receivables (gross and net of allowance charges/(reversals)), principal amortization, allowance charges/(reversals), net finance receivable balances, and the ratio of total estimated collections to purchase price (which we refer to as purchase price multiple) as well as the original purchase price multiple. Certain adjustments, as noted in the footnotes to these tables, have been made to reduce the impact of foreign currency fluctuations on purchase price multiples.
Further, these tables disclose our Americas and European Core portfolios and our Americas and European Insolvency portfolios. The accounts represented in the Insolvency tables are those portfolios of accounts that were in an insolvency status at the time of purchase. This contrasts with accounts in our Core portfolios that file for bankruptcy/insolvency protection after we purchase them, which continue to be tracked in their corresponding Core portfolio. Core customers sometimes file for bankruptcy/insolvency protection subsequent to our purchase of the related Core portfolio. When this occurs, we adjust our collection practices accordingly to comply with bankruptcy/insolvency rules and procedures; however, for accounting purposes, these accounts remain in the related Core portfolio. Conversely, Insolvency accounts may be dismissed voluntarily or involuntarily subsequent to our purchase of the related Insolvency portfolio. Dismissal occurs when the terms of the bankruptcy are not met by the petitioner. When this occurs, we are typically free to pursue collection outside of bankruptcy procedures; however, for accounting purposes, these accounts remain in the related Insolvency pool.
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
Revenue recognition under FASB ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”) is driven by estimates of total collections as well as the timing of those collections. We record new portfolio purchases based on our best estimate of the cash flows expected at acquisition, which reflects the uncertainties inherent in the purchase of past due loans and the results of our underwriting process.  Subsequent to the initial booking, as we gain collection experience and confidence with a pool of accounts, we continuously update ERC. These processes, along with the aforementioned operational enhancements, have tended to cause the ratio of ERC to purchase price for any given year of buying to gradually increase over time. As a result, our estimate of total collections has often increased as pools have aged. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from purchase than say a pool that was just two years from purchase.
Due to all the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of receivables.

Purchase period	Purchase Price (3)	Net Finance Receivables (4)	Estimated Remaining Collections (5)	Total Estimated Collections (6)	Current Purchase Price Multiple	Original Purchase Price Multiple (2)
Americas-Core
1996-2004	$254,734	$—	$13,539	$1,111,752	436%	300%
2005	113,865	5,227	15,556	291,032	256%	221%
2006	90,039	5,706	14,040	197,792	220%	225%
2007	179,838	15,241	44,850	443,398	247%	227%
2008	166,522	16,684	40,285	374,805	225%	220%
2009	125,276	9,997	67,460	451,588	360%	252%
2010	148,538	19,645	108,689	528,365	356%	247%
2011	210,748	43,423	193,077	712,723	338%	245%
2012	255,345	104,411	306,917	713,608	279%	226%
2013	392,176	219,673	593,923	1,002,456	256%	211%
2014	406,596	329,535	692,925	855,178	210%	204%
2015	138,973	137,115	278,825	285,996	206%	206%
Subtotal	2,482,650	906,657	2,370,086	6,968,693

Americas-Insolvency
1996-2004	7,468	—	37	14,610	196%	174%
2005	29,301	40	151	43,917	150%	142%
2006	17,627	81	309	32,191	183%	139%
2007	78,525	350	1,141	106,139	135%	150%
2008	108,582	1,646	2,827	169,237	156%	163%
2009	156,023	—	17,852	478,994	307%	214%
2010	209,140	5,051	45,660	556,373	266%	184%
2011	181,754	34,606	74,027	344,267	189%	155%
2012	252,194	88,027	117,776	353,961	140%	136%
2013	228,285	120,434	159,461	315,457	138%	133%
2014	150,444	111,381	137,175	186,516	124%	124%
2015	16,436	16,436	20,903	20,927	127%	127%
Subtotal	1,435,779	378,052	577,319	2,622,589
Total Americas	3,918,429	1,284,709	2,947,405	9,591,282

Europe-Core
2012	20,449	470	2,498	29,709	145%	187%
2013	20,379	4,725	7,440	23,700	116%	119%
2014 (1)	780,056	625,264	1,582,335	1,815,193	233%	208%
2015	21,353	21,267	27,181	27,445	129%	129%
Subtotal	842,237	651,726	1,619,454	1,896,047

Europe-Insolvency
2014	11,629	10,011	14,361	15,732	135%	129%
2015	8,370	8,326	10,477	10,739	128%	128%
Subtotal	19,999	18,337	24,838	26,471
Total Europe (3)	862,236	670,063	1,644,292	1,922,518
Total PRA Group	$4,780,665	$1,954,772	$4,591,697	$11,513,800
(1) The amount reflected in the purchase price column includes the acquisition date finance receivable portfolio that was acquired in connection with the Aktiv acquisition.
(2) The original purchase price multiple represents the initial full year purchase price multiple in the year of acquisition. For 2015, it represents the year-to-date purchase price multiple for 2015.
(3) For our international amounts, purchase price adjustments that occur in 2015 are presented at the period end exchange rate for the respective year of purchase.
(4) For our international amounts, net finance receivables are presented at the March 31, 2015 exchange rate.
(5) For our international amounts, ERC is presented at the period end exchange rate for the respective year of purchase.
(6) For our international amounts, total estimated collections is computed as ERC plus life-to-date cash collections translated using average exchange rates in the period of collection.

Below includes data for the first quarter of 2015 on our portfolios including cash collections, revenue, amortization, allowance charges/(reversals), net finance receivable revenue and net finance receivable balances on our consolidated balance sheet:

Purchase period	Purchase Price (2)	Cash Collections (3)	Gross Revenue (3)	Amortization (3)	Allowance (3)	Net Revenue (3)	Net Finance Receivables (4)
Americas-Core
1996-2004	$254,734	$2,692	$2,692	$—	$—	$2,692	$—
2005	113,865	1,312	911	401	—	911	5,227
2006	90,039	1,142	702	440	(150)	852	5,706
2007	179,838	4,107	2,750	1,357	(200)	2,950	15,241
2008	166,522	3,986	2,335	1,651	(450)	2,785	16,684
2009	125,276	7,398	5,861	1,537	—	5,861	9,997
2010	148,538	11,214	9,076	2,138	620	8,456	19,645
2011	210,748	21,794	17,907	3,887	1,915	15,992	43,423
2012	255,345	30,003	21,608	8,395	150	21,458	104,411
2013	392,176	59,070	37,746	21,324	—	37,746	219,673
2014	406,596	69,482	32,189	37,293	—	32,189	329,535
2015	138,973	7,171	5,320	1,851	—	5,320	137,115
Subtotal	2,482,650	219,371	139,097	80,274	1,885	137,212	906,657

Americas-Insolvency
1996-2004	7,468	7	7	—	—	7	—
2005	29,301	24	12	12	(15)	27	40
2006	17,627	55	38	17	(40)	78	81
2007	78,525	154	71	83	(50)	121	350
2008	108,582	338	113	225	(150)	263	1,646
2009	156,023	2,389	2,391	(2)	—	2,391	—
2010	209,140	18,120	11,424	6,696	—	11,424	5,051
2011	181,754	20,075	10,207	9,868	—	10,207	34,606
2012	252,194	21,045	4,903	16,142	—	4,903	88,027
2013	228,285	20,873	6,505	14,368	—	6,505	120,434
2014	150,444	12,428	3,064	9,364	—	3,064	111,381
2015	16,436	25	25	—	—	25	16,436
Subtotal	1,435,779	95,533	38,760	56,773	(255)	39,015	378,052
Total Americas	3,918,429	314,904	177,857	137,047	1,630	176,227	1,284,709

Europe-Core
2012	20,449	971	812	159	—	812	470
2013	20,379	3,424	3,050	374	—	3,050	4,725
2014 (1)	780,056	79,217	47,902	31,315	—	47,902	625,264
2015	21,353	264	177	87	—	177	21,267
Subtotal	842,237	83,876	51,941	31,935	—	51,941	651,726

Europe-Insolvency
2014	11,629	705	180	525	—	180	10,011
2015	8,370	262	55	207	—	55	8,326
Subtotal	19,999	967	235	732	—	235	18,337
Total Europe	862,236	84,843	52,176	32,667	—	52,176	670,063
Total PRA Group	$4,780,665	$399,747	$230,033	$169,714	$1,630	$228,403	$1,954,772
(1) The amount reflected in the purchase price column includes the acquisition date finance receivable portfolio that was acquired in connection with the Aktiv acquisition.
(2) For our international amounts, purchase price adjustments that occurred in 2015 are presented at the period end exchange rate for the respective year of purchase.
(3) For our international amounts, amounts are presented using the average exchange rates during the current reporting period.
(4) For our international amounts, net finance receivables are presented at the March 31, 2015 exchange rate.

The following graph shows the purchase price of our portfolios by year for the last ten years.

(1) Excludes the $27.9 million and $34.7 million investment in a securitized fund in Poland during the three months ended March 31, 2015 and December 31, 2014, respectively.
(2) 2014 figures include the acquisition date finance receivable portfolio that was acquired in connection with the Aktiv acquisition.

We did have not any Europe-Insolvency purchases prior to 2014.
As shown in the above chart, the composition of our purchased portfolios shifted in favor of Insolvency accounts in 2009 and 2010, before returning to equilibrium with Core in 2011 and 2012. Between 2013 and the first quarter of 2015, Core purchases exceeded those of Insolvency accounts. We began buying Insolvency accounts during 2004 and slowly increased the volume of accounts we acquired through 2006 as we tested our models, refined our processes and validated our operating assumptions. After observing a high level of modeling confidence in our early purchases, we began increasing our level of purchases more dramatically commencing in 2007.
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
The following tables illustrate historical cash collections, by year, on our portfolios.

($ in thousands)			Cash Collection Period
Purchase Period	Purchase Price (2)	1996 -2004	2005	2006	2007	2008	2009	2010	2011	2012 (3)	2013 (3)	2014 (3)	YTD2015(3)	Total
Americas-Core
1996-2004	$254,734	$466,629	$167,854	$134,321	$94,072	$58,820	$44,275	$35,586	$31,123	$24,873	$17,648	$13,061	$2,692	$1,090,954
2005	113,865	—	15,191	59,645	57,928	42,731	30,048	22,351	16,768	13,052	9,747	6,703	1,312	275,476
2006	90,039	—	—	17,363	43,737	34,038	25,351	19,522	16,664	11,895	8,316	5,724	1,142	183,752
2007	179,838	—	—	—	39,413	87,039	69,175	60,230	50,995	39,585	28,244	19,759	4,107	398,547
2008	166,522	—	—	—	—	47,253	72,080	62,363	53,654	42,850	31,307	21,027	3,986	334,520
2009	125,276	—	—	—	—	—	40,703	95,627	84,339	69,385	51,121	35,555	7,398	384,128
2010	148,538	—	—	—	—	—	—	47,076	113,554	109,873	82,014	55,946	11,214	419,677
2011	210,748	—	—	—	—	—	—	—	61,972	174,461	152,908	108,513	21,794	519,648
2012	255,345	—	—	—	—	—	—	—	—	56,901	173,589	146,198	30,003	406,691
2013	392,176	—	—	—	—	—	—	—	—	—	101,614	247,849	59,070	408,533
2014	406,596	—	—	—	—	—	—	—	—	—	—	92,660	69,482	162,142
YTD 2015	138,973	—	—	—	—	—	—	—	—	—	—	—	7,171	7,171
Subtotal	2,482,650	466,629	183,045	211,329	235,150	269,881	281,632	342,755	429,069	542,875	656,508	752,995	219,371	4,591,239
Americas-Insolvency
2004	7,468	743	4,554	3,956	2,777	1,455	496	164	149	108	90	74	7	14,573
2005	29,301	—	3,777	15,500	11,934	6,845	3,318	1,382	466	250	169	102	24	43,767
2006	17,627	—	—	5,608	9,455	6,522	4,398	2,972	1,526	665	419	261	55	31,881
2007	78,525	—	—	—	2,850	27,972	25,630	22,829	16,093	7,551	1,206	714	154	104,999
2008	108,582	—	—	—	—	14,024	35,894	37,974	35,690	28,956	11,650	1,884	338	166,410
2009	156,023	—	—	—	—	—	16,635	81,780	102,780	107,888	95,725	53,945	2,389	461,142
2010	209,140	—	—	—	—	—	—	39,486	104,499	125,020	121,717	101,873	18,120	510,715
2011	181,754	—	—	—	—	—	—	—	15,218	66,379	82,752	85,816	20,075	270,240
2012	252,194	—	—	—	—	—	—	—	—	17,388	103,610	94,141	21,045	236,184
2013	228,285	—	—	—	—	—	—	—	—	—	52,528	82,596	20,873	155,997
2014	150,444	—	—	—	—	—	—	—	—	—	—	37,045	12,428	49,473
YTD 2015	16,436	—	—	—	—	—	—	—	—	—	—	—	25	25
Subtotal	1,435,779	743	8,331	25,064	27,016	56,818	86,371	186,587	276,421	354,205	469,866	458,451	95,533	2,045,406
Europe-Core
2012	20,449	—	—	—	—	—	—	—	—	11,604	8,995	5,641	971	27,211
2013	20,379	—	—	—	—	—	—	—	—	—	7,068	8,540	3,424	19,032
2014 (1)	780,056	—	—	—	—	—	—	—	—	—	—	153,180	79,217	232,397
YTD 2015	21,353	—	—	—	—	—	—	—	—	—	—	—	264	264
Subtotal	842,237	—	—	—	—	—	—	—	—	11,604	16,063	167,361	83,876	278,904
Europe-Insolvency
2014	11,629	—	—	—	—	—	—	—	—	—	—	5	705	710
YTD 2015	8,370	—	—	—	—	—	—	—	—	—	—	—	262	262
Subtotal	19,999	—	—	—	—	—	—	—	—	—	—	5	967	972

Total	4,780,665	467,372	191,376	236,393	262,166	326,699	368,003	529,342	705,490	908,684	1,142,437	1,378,812	399,747	6,916,521
(1) The amount reflected in the purchase price column includes the acquisition date finance receivable portfolio that was acquired in connection with the Aktiv acquisition.
(2) For our international amounts, purchase price adjustments that occurred in 2015 are presented at the period end exchange rate for the respective year of purchase.
(3) For our international amounts, cash collections are presented using the average exchange rates during the cash collection period.

Collections Productivity (Domestic Portfolio)
The following tables display various collections productivity measures that we track.
Cash Collections per Collector Hour Paid (Domestic Portfolio)

	Core cash collections (1)
	2015	2014	2013	2012	2011
Q1	$247	$223	$193	$166	$162
Q2	—	220	190	169	154
Q3	—	217	191	171	152
Q4	—	203	190	150	137

	Total cash collections (2)
	2015	2014	2013	2012	2011
Q1	$350	$337	$304	$258	$241
Q2	—	354	315	275	243
Q3	—	338	310	279	249
Q4	—	310	308	245	228

	Non-legal cash collections (3)
	2015	2014	2013	2012	2011
Q1	$294	$282	$251	$216	$204
Q2	—	293	261	225	205
Q3	—	280	259	230	212
Q4	—	259	256	200	194

	Non-legal/non-insolvency cash collections (4)
	2015	2014	2013	2012	2011
Q1	$191	$167	$140	$125	$125
Q2	—	158	137	120	116
Q3	—	159	140	122	115
Q4	—	151	138	105	103

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

Seasonality
Cash collections tend to be higher in the first and second quarters of the year and lower in the third and fourth quarters of the year. This is due to customer payment patterns in connection with seasonal employment trends, income tax refunds and holiday spending habits. Historically, our growth has partially offset the impact of this seasonality.
The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collections by Geography and Type(amounts in thousands)	Q1-2015	Q4-2014	Q3-2014	Q2-2014	Q1-2014	Q4-2013	Q3-2013	Q2-2013
Americas-Core	$219,371	$185,921	$189,027	$190,229	$187,818	$158,828	$166,805	$167,675
Americas-Insolvency	95,533	103,104	110,544	124,101	120,702	114,384	120,576	125,672
Europe-Core	83,876	84,398	73,172	4,944	4,847	5,714	4,270	3,050
Europe-Insolvency	967	5	—	—	—	—	—	—
Total Cash Collections	$399,747	$373,428	$372,743	$319,274	$313,367	$278,926	$291,651	$296,397
The following table provides additional details on the composition of our Core cash collections in the United States for the periods indicated.

Core Cash Collections by Source - Domestic Portfolio Only

Cash Collection Source (amounts in thousands)	Q1-2015	Q4-2014	Q3-2014	Q2-2014	Q1-2014	Q4-2013	Q3-2013	Q2-2013
Call Center and Other Collections	$122,316	$95,784	$92,814	$90,128	$92,889	$78,661	$85,243	$87,179
External Legal Collections	49,578	46,761	49,930	55,011	50,990	46,066	48,274	50,131
Internal Legal Collections	42,464	38,157	41,400	45,090	43,939	34,101	33,288	30,365
Total Core Cash Collections - Domestic Only	$214,358	$180,702	$184,144	$190,229	$187,818	$158,828	$166,805	$167,675

Portfolios by Type and Geography (Domestic Portfolio)
The following table categorizes our life to date domestic portfolio purchases as of March 31, 2015, into the major asset types represented (amounts in thousands):

Account Type	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
Major Credit Cards	21,038	55%	$56,587,218	68%	$2,487,574	62%
Consumer Finance	6,713	17	8,706,999	10	153,424	4
Private Label Credit Cards	10,207	26	13,733,278	16	1,173,764	30
Auto Deficiency	678	2	4,837,650	6	156,883	4
Total	38,636	100%	$83,865,145	100%	$3,971,645	100%

(1)	"Face Value" represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	"Original Purchase Price" represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables and has not been reduced by any adjustments, including payments and buybacks.

The following table summarizes our life to date domestic portfolio purchases as of March 31, 2015, into the delinquency categories represented (amounts in thousands).

Account Type	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
Fresh	4,057	10%	$9,146,898	11%	$1,066,269	27%
Primary	4,982	13	9,593,944	12	562,684	14
Secondary	8,147	21	11,159,603	13	535,110	13
Tertiary	4,833	13	6,751,394	8	132,230	3
Insolvency	5,810	15	23,687,178	28	1,499,742	38
Other	10,807	28	23,526,128	28	175,610	5
Total	38,636	100%	$83,865,145	100%	$3,971,645	100%

(1)	"Face Value" represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	"Original Purchase Price" represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables and has not been reduced by any adjustments, including payments and buybacks.
We review the geographic distribution of accounts within a portfolio because we have found that state specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and insolvency trends vary regionally and are factored into our maximum purchase price equation.

The following table summarizes our life to date domestic portfolio purchases as of March 31, 2015, by geographic location (amounts in thousands):

Geographic Distribution	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
California	4,193	11%	$11,048,928	13%	$497,318	13%
Texas	5,223	14	8,987,342	11	347,572	9
Florida	3,098	8	7,856,576	9	351,103	9
New York	2,222	6	4,909,610	6	208,608	5
Ohio	1,768	5	3,150,882	4	162,460	4
Pennsylvania	1,409	4	3,064,906	4	144,669	4
Illinois	1,463	4	3,017,736	4	156,478	4
North Carolina	1,403	4	2,971,223	4	140,124	4
Georgia	1,282	3	2,791,076	3	156,242	4
Other(3)	16,575	41	36,066,866	42	1,807,071	44
Total	38,636	100%	$83,865,145	100%	$3,971,645	100%

(1)	"Face Value" represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	"Original Purchase Price" represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables and has not been reduced by any adjustments, including payments and buybacks.

(3)	Each state included in “Other” represents less than 3% of the face value of total defaulted consumer receivables.
Portfolio Purchasing
The following table displays our quarterly portfolio purchases for the periods indicated.

Portfolio Purchase Source (amounts in thousands)	Q1-2015	Q4-2014	Q3-2014	Q2-2014	Q1-2014	Q4-2013	Q3-2013	Q2-2013
Americas-Core	$138,498	$119,714	$118,018	$91,904	$79,085	$65,759	$89,044	$113,314
Americas-Insolvency	16,437	24,949	38,535	16,187	72,003	31,987	41,794	82,273
Europe-Core (1) (2)	21,579	123,194	734,803	1,121	1,626	1,763	11,037	4,881
Europe-Insolvency	8,510	11,625	—	—	—	—	—	—
Total Portfolio Purchasing	$185,024	$279,482	$891,356	$109,212	$152,714	$99,509	$141,875	$200,468
(1) Excludes the $27.9 million and $34.7 million investments in a securitized fund in Poland during the three months ended March 31, 2015 and December 31, 2014, respectively.
(2) The amount reflected in the Q3-2014 column includes the acquisition date finance receivable portfolio that was acquired in connection with the Aktiv acquisition.

Investments in Securitized Assets

We hold a majority interest in a closed-end Polish investment fund. The fund was formed in December 2014 to acquire portfolios of nonperforming consumer loans in Poland. Our investment consists of a 100% interest in the Series B certificates and a 20% interest in the Series C certificates. Each certificate comes with one vote and is governed by a co-investment agreement. Series C certificates, which share equally in the residual profit of the fund, are accounted for as debt securities classified as available-for-sale and are stated at fair value. Income is recognized using the effective yield method.

The total initial investment by the Polish investment fund in finance receivables is $62.6 million. The gross estimated remaining collections and gross total estimated collections, related to our proportional ownership of the fund, is $124.5 million and $128.5 million at March 31, 2015. Our investment revenue is generated from the net collections of the fund (cash collections less direct expenses) which is estimated to be $97.6 million at March 31, 2015.

Estimated Remaining Collections
The following chart shows our ERC by geographical region at March 31, 2015 (amounts in millions).
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
As of March 31, 2015, cash and cash equivalents totaled $40.5 million, compared to $39.6 million at December 31, 2014. We had $1.5 billion in borrowings outstanding as of March 31, 2015, which represents $323.8 million of availability under all of our credit facilities (subject to the borrowing base and applicable debt covenants). See the "Borrowings" section below for more information.
We have in place forward flow commitments for the purchase of defaulted consumer receivables over the next twelve months in which the maximum amount that could be purchased is approximately $564.4 million as of March 31, 2015.  Additionally we may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements.  We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit facility will be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and additional, normal-course portfolio purchasing during the next twelve months. Business acquisitions or higher than normal levels of portfolio purchasing could require additional financing from other sources.
For domestic income tax purposes, we recognize revenue using the cost recovery method with respect to our receivable purchasing business.  The IRS has audited and issued a Notice of Deficiency for the tax years ended December 31, 2005 through 2012.  It has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income.  We have filed a petition in the United States Tax Court challenging the deficiency and believe we have sufficient support for the technical merits of our positions.  On April 30, 2015, a Joint Motion for Continuance was filed by us and the IRS. The Tax Court granted the Motion on May 4, 2015. If we are unsuccessful in Tax Court and any potential appeals to the federal Circuit Court of Appeals, we may ultimately be required to pay the related deferred taxes, and possibly interest and penalties, which may require additional financing from other sources.  Deferred tax liabilities related to this item were $244.9 million at March 31, 2015. Our estimate of the potential federal and state interest is $82.6 million as of March 31, 2015.
Cash generated from operations is dependent upon our ability to collect on our finance receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our future cash flows.
On December 10, 2014, the Company's board of directors authorized a new share repurchase program to purchase up to $100 million of the Company's outstanding shares of common stock on the open market. Repurchases depend on prevailing market conditions and other factors. The repurchase program may be suspended or discontinued at any time. During the first quarter of 2015, we purchased 1,477,600 shares of our common stock under the new share repurchase program at an average price of $52.65 per share. At March 31, 2015, the maximum remaining purchase price for share repurchases under the new program is approximately $7.8 million.

Our operating activities provided cash of $64.0 million and $49.3 million for the three months ended March 31, 2015 and 2014, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period.
Our investing activities used cash of $17.2 million and $21.1 million during the three months ended March 31, 2015 and 2014, respectively. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables and purchases of property and equipment. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. The majority of the change in cash used in investing activities was due to an increase in acquisitions of finance receivables, to $183.8 million for the three months ended March 31, 2015, from $150.1 million for the three months ended March 31, 2014, offset by an increase in collections applied to principal on finance receivables to $171.3 million for the three months ended March 31, 2015, from $135.4 million for the three months ended March 31, 2014.
Our financing activities used cash of $53.0 million and provided cash of $1.6 million during the three months ended March 31, 2015 and 2014, respectively. Cash for financing activities is normally provided by draws on our line of credit and proceeds from long-term debt. Cash used in financing activities is primarily driven by principal payments on our lines of credit, principal payments on long-term debt and repurchases of our common stock. The increase in cash used by financing activities was primarily due to repurchases of our common stock and changes in the net borrowings on our credit facility. During the three months ended March 31, 2015, we repurchased $77.8 million of our common stock compared to $0 for the three months ended March 31, 2014. During the three months ended March 31, 2015, we had net borrowings on our lines of credit of $46.9 million, compared to $0 during the three months ended March 31, 2014. In addition, we had net payments of $33.8 million and $2.5 million on long-term debt during the three months ended March 31, 2015 and 2014, respectively.
Cash paid for interest was $14.4 million and $5.7 million for the three months ended March 31, 2015 and 2014, respectively. Interest was paid on our revolving credit facilities, long-term debt, convertible debt and our interest rate swap agreements. The increase during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, was due mainly to the interest paid on the debt assumed and additional funding required for the Aktiv acquisition. Cash paid for income taxes was $7.1 million and $1.9 million for the three months ended March 31, 2015 and 2014, respectively.
Borrowings
Domestic Revolving Credit and Term Loan

We have a credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). The total credit facility under the Credit Agreement includes an aggregate principal amount of $831.3 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully funded $181.3 million term loan, (ii) a $630 million domestic revolving credit facility, of which $162.3 million is available to be drawn, and (iii) a $20 million multi-currency revolving credit facility, of which $20 million is available to be drawn. The facilities all mature on December 19, 2017.  Our revolving credit facility includes a $20.0 million swingline loan sublimit and a $20.0 million letter of credit sublimit. The Credit Agreement is secured by a first priority lien on substantially all of our assets.
Borrowings outstanding on this credit facility at March 31, 2015 consisted of $181.3 million outstanding on the term loan with an annual interest rate as of March 31, 2015 of 2.68% and $467.8 million outstanding in 30-day Eurodollar rate loans on the revolving facility with a weighted average interest rate of 2.68%. At December 31, 2014, the Company's borrowings on this credit facility consisted of $185.0 million outstanding on the term loan with an annual interest rate as of December 31, 2014 of 2.67% and $409.0 million outstanding in 30-day Eurodollar rate loans on the revolving facility with a weighted average interest rate of 2.68%.
Seller Note Payable
In conjunction with the closing of the Aktiv business acquisition on July 16, 2014, we entered into the $169.9 million Seller Note. The Seller Note bears interest at the three-month LIBOR plus 3.75% and matures on July 16, 2015. The quarterly interest due can be paid or added into the Seller Note balance at our option. During the quarter ended March 31, 2015, we paid the quarterly interest payment of $1.7 million. At March 31, 2015, the balance due on the Seller Note was $169.9 million with an annual interest rate of 4.02%.
Multicurrency Revolving Credit Facility

On October 23, 2014, we entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (“the Multicurrency Revolving Credit Agreement”).  Subsequently, two other lenders joined the credit facility. Under the terms of the Multicurrency Revolving Credit Agreement, the credit facility includes an aggregate amount of $500.0 million, of which $128.3 million is available to be drawn, accrues interest at the IBOR plus 2.50-3.00% (as determined by the ERC Ratio as defined in the Multicurrency Revolving Credit Agreement), bears an unused line fee of 0.35% per annum, payable monthly in arrears, and matures on October 23, 2019. The Multicurrency Revolving Credit Agreement also includes an Overdraft Facility aggregate amount of $40.0 million, of which $13.3 million is available to be drawn, accrues interest at the Interbank Offered Rate ("IBOR") plus 2.50-3.00% (as determined by the ERC Ratio as defined in the Multicurrency Revolving Credit Agreement), bears a facility line fee of 0.50% per annum, payable quarterly in arrears, and also matures October 23, 2019.
The Multicurrency Revolving Credit Agreement is secured by i) the shares of most of the subsidiaries of Aktiv ii) all intercompany loans to Aktiv's subsidiaries.
At March 31, 2015, the balance on the Multicurrency Revolving Credit Agreement was $398.4 million, with an annual interest rate of 3.12%.
Aktiv Subordinated Loan
On December 16, 2011, Aktiv entered into a subordinated loan agreement with Metrogas Holding Inc., an affiliate with Geveran Trading Co. Ltd. During the first quarter of 2015, we elected to prepay (as allowed for in the agreement) the outstanding balance of $30 million on this loan, and terminate the subordinated loan agreement. The Aktiv subordinated loan accrued interest at LIBOR plus 3.75%, originally matured on January 16, 2016, and did not contain any covenants.

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
We were in compliance with all covenants under our financing arrangements as of March 31, 2015 and December 31, 2014.
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
Stockholders’ Equity
Stockholders’ equity was $817.3 million at March 31, 2015 and $902.2 million at December 31, 2014. The decrease was primarily attributable to $77.8 million in share repurchases and net foreign currency translation losses of $62.7 million. This was partially offset by $58.1 million in net income during the three months ended March 31, 2015.
Contractual Obligations
Our contractual obligations as of March 31, 2015 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$36,791	$9,978	$16,108	$8,127	$2,578
Lines of credit (1)	1,000,412	28,200	518,944	453,268	—
Long-term debt (2)	719,089	197,723	212,303	17,250	291,813
Purchase commitments (3)	567,310	496,877	44,185	26,248	—
Employment agreements	22,482	11,163	11,319	—	—
Total	$2,346,084	$743,941	$802,859	$504,893	$294,391

(1)
This amount includes estimated interest and unused line fees due on our domestic and multicurrency lines of credit and assumes that the balances on the lines of credit remain constant from the March 31, 2015 balances of $467.8 million and $398.4 million, respectively.

(2)	This amount includes scheduled interest and principal payments on our term loans and our convertible debt.

(3)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of defaulted finance receivables in the amount of approximately $564.4 million.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Recent Accounting Pronouncements
In April 2014, FASB issued ASU 2014-08, that amends the requirements for reporting discontinued operations. ASU 2014-08 requires the disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. ASU 2014-08 also requires additional disclosures about discontinued operations and disclosures about the disposal of a significant component of an entity that does not qualify as a discontinued operation. ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014, with early adoption permitted. We adopted ASU 2014-08 in the first quarter of 2015 which had no material impact on our consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810), Amendments to the Consolidation Analysis" ("ASU 2015-02"). The amendments under the new guidance modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity also may apply the amendments retrospectively. We are currently evaluating the impact of adopting this guidance on our financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” ("ASU 2015-03"). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. An entity should apply the new guidance on a retrospective basis. We are currently evaluating the impact of adopting this guidance on our financial position and results of operations.

Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Note 1 of the Notes to the Consolidated Financial Statements of our 2014 Annual Report on Form 10-K filed on March 2, 2015. Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets, and liabilities.

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
Valuation of Acquired Intangibles and Goodwill

In accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”), we amortize intangible assets over their estimated useful lives. Goodwill, pursuant to ASC 350, is not amortized but rather is evaluated for impairment annually and more frequently if indicators of potential impairment exist.

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

The Company performs its annual goodwill assessment as of October 1. The option of whether to perform a qualitative assessment or to proceed directly to a two-step quantitative test is made from year-to-year and can vary by reporting unit. At October 1, 2014, we performed a qualitative assessment of our reporting units. Factors we considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying value of the net assets of our reporting units, changes in our share price, and other relevant Company specific events. We also considered the impact of changes in the estimates and assumptions used in our fair value estimates. Based on our evaluation, we determined that our reporting units were not at risk of failing a Step 1 impairment test under ASC 350. We believe that nothing has occurred since the review was performed through March 31, 2015 that would indicate a triggering event and thereby necessitate further evaluation of goodwill or other intangible assets. We expect to perform our next annual goodwill review during the fourth quarter of 2015.

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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were $1.2 billion as of March 31, 2015. Assuming a 25 basis point decrease in interest rates, for example, interest expense over the following twelve months would decrease by an estimated $2.7 million. Assuming a 50 basis point increase in interest rates, interest expense over the following twelve months would increase by an estimated $5.5 million.

To reduce the exposure to changes in the market rate of interest, we have entered into interest rate swap agreements for a portion of our floating rate financing arrangements. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate. For the majority of our floating rate financing arrangements, we have no interest rate swap agreements in place. At March 31, 2015, approximately 36% of the net borrowings at PRA Europe were hedged, reducing the related currency exchange risk.

The fair value of our interest rate swap agreements was a net liability of $1.6 million at March 31, 2015. A hypothetical 25 basis point decrease in interest rates would cause a decrease in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be a liability of $2.5 million at March 31, 2015. Conversely, a hypothetical 50 basis point increase in interest rates would cause an increase in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be an asset of $0.1 million at March 31, 2015.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in foreign currencies, including the euro, the Great British pound, the Canadian dollar, Norwegian kroner, Swiss franc, Danish kroner, Swedish kroner and Polish zloty. In the first quarter of 2015, we generated $60.5 million of revenues from operations outside the United States and used six functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.

As a result of our international operations, fluctuations in the exchange rates between different currencies could cause us to incur foreign currency transaction and translation gains and losses, and could adversely affect our net income, comprehensive income, and stockholders’ equity. Additionally, our reported financial results could change from period to period due solely to fluctuations between currencies.

Foreign currency transaction gains and losses are the result of the re-measurement of account balances in certain currencies into an entity’s functional currency. Foreign currency transaction gains and losses are included as a component of other income and (expense) in our consolidated income statements.

When an entity’s functional currency is different than the reporting currency of its parent, foreign currency translation adjustments may occur. Foreign currency translation adjustments are included as a component of other comprehensive income/

(loss) in our consolidated statements of comprehensive income/(loss) and as a component of stockholders’ equity in our consolidated balance sheets.

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
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, because we completed the Aktiv acquisition during the third quarter of 2014, we are still in the process of assessing Aktiv’s controls for design and operating effectiveness. We intend to complete that assessment in time to include the results in our 2015 annual evaluation of internal control over financial reporting.
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
While the outcome of any of these claims, inquiries or proceedings cannot be predicted with certainty, no legal proceedings were commenced during the period covered by this report that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations and cash flows. Refer to Note 10 “Commitments and Contingencies” of our Consolidated Financial Statements for information regarding legal and regulatory proceedings in which we are involved.

Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our 2014 Annual Report on Form 10-K filed on March 2, 2015, together with all other information included herein or incorporated by reference in our reports filed with the SEC. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and investors could lose all or part of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
On December 10, 2014, our board of directors authorized a new share repurchase program to purchase up to $100,000,000 of our outstanding shares of common stock on the open market. Repurchases under this program prior to the first quarter of 2015 totaled $14.4 million. Repurchases during the first quarter of 2015 totaled $77.8 million.
The following table provides information about our common stock purchased during the first quarter of 2015.

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Remaining Purchase Price for Share Repurchases Under the Plan
January 31, 2015	982,500	$53.43	982,500	$33,105,237
February 28, 2015	267,500	50.73	267,500	19,534,487
March 31, 2015	227,600	51.56	227,600	7,800,470
Total or Average	1,477,600	$52.65	1,477,600
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

PRA GROUP, INC.
(Registrant)

Date: May 8, 2015	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 8, 2015	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)