Form 10-Q
period 2015-06-30
PRA GROUP INC
filed 2015-08-10
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2015
Common Stock, $0.01 par value	48,336,415

PRA GROUP, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2015 and December 31, 2014
(unaudited)
(Amounts in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$56,811	$39,661
Investments	88,295	89,703
Finance receivables, net	2,012,552	2,001,790
Other receivables, net	18,443	12,959
Income taxes receivable	1,580	—
Net deferred tax asset	125	6,126
Property and equipment, net	46,215	48,258
Goodwill	503,001	527,445
Intangible assets, net	9,450	10,933
Other assets	47,284	41,876
Total assets	$2,783,756	$2,778,751
Liabilities and Equity
Liabilities:
Accounts payable	$3,933	$4,446
Accrued expenses	77,007	89,361
Income taxes payable	9,758	11,020
Other liabilities	5,933	5,962
Net deferred tax liability	252,638	255,587
Interest bearing deposits	33,248	27,704
Borrowings	1,503,363	1,482,456
Total liabilities	1,885,880	1,876,536
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, 100,000 authorized shares, 48,333 issued and outstanding shares at June 30, 2015, and 49,577 issued and outstanding shares at December 31, 2014	483	496
Additional paid-in capital	35,360	111,659
Retained earnings	1,015,570	906,010
Accumulated other comprehensive (loss)	(153,537)	(115,950)
Total stockholders’ equity	897,876	902,215
Total liabilities and equity	$2,783,756	$2,778,751
The accompanying notes are an integral part of these consolidated financial statements.

PRA GROUP, INC.
CONSOLIDATED INCOME STATEMENTS
For the three and six months ended June 30, 2015 and 2014
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Income recognized on finance receivables, net	$220,064	$182,518	$448,467	$360,488
Fee income	13,878	14,510	26,931	30,118
Other revenue	3,255	315	7,005	659
Total revenues	237,197	197,343	482,403	391,265
Operating expenses:
Compensation and employee services	68,320	52,461	133,591	103,846
Legal collection fees	14,114	11,371	27,805	22,204
Legal collection costs	19,556	25,429	40,410	51,962
Agent fees	7,784	1,464	16,045	2,914
Outside fees and services	12,466	12,113	25,263	22,904
Communication	8,073	7,765	18,491	16,728
Rent and occupancy	3,479	2,411	7,039	4,749
Depreciation and amortization	4,916	4,211	9,526	8,158
Other operating expenses	9,610	7,681	19,188	13,781
Total operating expenses	148,318	124,906	297,358	247,246
Income from operations	88,879	72,437	185,045	144,019
Other income and (expense):
Interest expense	(13,452)	(5,067)	(28,228)	(9,926)
Net foreign currency transaction gain/(loss)	3,584	(6,197)	10,373	(6,189)
Income before income taxes	79,011	61,173	167,190	127,904
Provision for income taxes	27,586	23,666	57,630	49,557
Net income	$51,425	$37,507	$109,560	$78,347
Net income per common share:
Basic	$1.06	$0.75	$2.26	$1.57
Diluted	$1.06	$0.74	$2.25	$1.55
Weighted average number of shares outstanding:
Basic	48,325	50,065	48,525	49,997
Diluted	48,529	50,437	48,790	50,400
The accompanying notes are an integral part of these consolidated financial statements.

PRA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2015 and 2014
(unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$51,425	$37,507	$109,560	$78,347
Other comprehensive income/(loss):
Change in foreign currency translation, net of tax	25,112	1,911	(37,587)	2,359
Total other comprehensive income/(loss)	25,112	1,911	(37,587)	2,359
Comprehensive income	$76,537	$39,418	$71,973	$80,706
The accompanying notes are an integral part of these consolidated financial statements.

PRA GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2015
(unaudited)
(Amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2014	49,577	$496	$111,659	$906,010	$(115,950)	$902,215
Components of comprehensive income:
Net income	—	—	—	109,560	—	109,560
Foreign currency translation adjustment	—	—	—	—	(37,587)	(37,587)
Vesting of nonvested shares	234	2	(2)	—	—	—
Repurchase and cancellation of common stock	(1,478)	(15)	(77,787)	—	—	(77,802)
Amortization of share-based compensation	—	—	7,665	—	—	7,665
Income tax benefit from share-based compensation	—	—	4,140	—	—	4,140
Employee stock relinquished for payment of taxes	—	—	(10,315)	—	—	(10,315)
Balance at June 30, 2015	48,333	$483	$35,360	$1,015,570	$(153,537)	$897,876
The accompanying notes are an integral part of these consolidated financial statements.

PRA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2015 and 2014
(unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$109,560	$78,347
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	7,665	5,437
Depreciation and amortization	9,526	8,158
Amortization of debt discount	2,104	2,005
Deferred tax expense	7,272	15,940
Net foreign currency transaction (gain)/loss	(10,373)	6,189
Changes in operating assets and liabilities:
Other assets	(407)	(3,874)
Other receivables	(5,484)	(34)
Accounts payable	(515)	4,831
Income taxes receivable/payable, net	(2,842)	5,665
Accrued expenses	(20,424)	(7,150)
Other liabilities	(28)	(6,950)
Net cash provided by operating activities	96,054	108,564
Cash flows from investing activities:
Purchases of property and equipment	(5,523)	(13,224)
Acquisition of finance receivables, net of buybacks	(387,858)	(252,168)
Collections applied to principal on finance receivables	340,904	272,153
Purchase of investments	(43,007)	—
Proceeds from sales and maturities of investments	43,648	—
Net cash (used in)/ provided by investing activities	(51,836)	6,761
Cash flows from financing activities:
Income tax benefit from share-based compensation	4,140	4,152
Proceeds from lines of credit	326,039	—
Principal payments on lines of credit	(234,400)	—
Repurchases of common stock	(77,802)	—
Principal payments on long-term debt	(37,500)	(5,000)
Payments of line of credit origination costs and fees	(5,000)	—
Net increase in interest-bearing deposits	7,176	—
Net cash used in financing activities	(17,347)	(848)
Effect of exchange rate on cash and cash equivalents	(9,721)	(5,955)
Net increase in cash and cash equivalents	17,150	108,522
Cash and cash equivalents, beginning of period	39,661	162,004
Cash and cash equivalents, end of period	$56,811	$270,526
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,866	$7,634
Cash paid for income taxes	49,557	25,414
Supplemental disclosure of non-cash information:
Employee stock relinquished for payment of taxes	$(10,315)	$(7,515)
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
The following table shows the amount of revenue generated for the three and six months ended June 30, 2015 and 2014 and long-lived assets held at June 30, 2015 and 2014 for the United States, the Company's country of domicile, and outside of the United States (amounts in thousands):

	As Of And For The		As Of And For The
	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$184,191	$35,931	$193,726	$36,537
Outside the United States	53,006	10,284	3,617	2,365
Total	$237,197	$46,215	$197,343	$38,902

	As Of And For The		As Of And For The
	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$368,862	$35,931	$384,914	$36,537
Outside the United States	113,541	10,284	6,351	2,365
Total	$482,403	$46,215	$391,265	$38,902
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. GAAP for complete financial statements.  In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of June 30, 2015, its consolidated income statements and statements of comprehensive income for the three and six months ended June 30, 2015 and 2014, its consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2015, and its consolidated statements of cash flows for the six months ended June 30, 2015 and 2014.  The consolidated income statements of the Company for the three and six months ended June 30, 2015 may not be indicative of future results.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K, filed on March 2, 2015.

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	Finance Receivables, net:
Changes in finance receivables, net for the three and six months ended June 30, 2015 and 2014 were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$1,954,772	$1,253,961	$2,001,790	$1,239,191
Acquisitions of finance receivables (1)	204,030	102,081	387,858	252,168
Foreign currency translation adjustment	23,310	309	(36,192)	389
Cash collections	(389,624)	(319,274)	(789,371)	(632,641)
Income recognized on finance receivables, net	220,064	182,518	448,467	360,488
Cash collections applied to principal	(169,560)	(136,756)	(340,904)	(272,153)
Balance at end of period	$2,012,552	$1,219,595	$2,012,552	$1,219,595
(1) Acquisitions of finance receivables are net of buybacks and include certain capitalized acquisition related costs.
At the time of acquisition, the life of each pool is generally estimated to be between 80 and 120 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. At June 30, 2015, the weighted average remaining life of the Company's pools is estimated to be approximately 102 months. Based upon current projections, cash collections applied to principal on finance receivables as of June 30, 2015 are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

June 30, 2016	$547,983
June 30, 2017	453,543
June 30, 2018	361,559
June 30, 2019	287,793
June 30, 2020	172,784
June 30, 2021	116,975
June 30, 2022	66,479
June 30, 2023	4,345
June 30, 2024	1,091
$2,012,552
At June 30, 2015, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $16.1 million; at December 31, 2014, the amount was $17.1 million.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three and six months ended June 30, 2015 and 2014 were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$2,504,156	$1,451,001	$2,513,185	$1,430,067
Income recognized on finance receivables, net	(220,064)	(182,518)	(448,467)	(360,488)
Additions	173,888	98,423	346,270	204,620
Net reclassifications from nonaccretable difference	49,729	114,721	168,981	206,357
Foreign currency translation adjustment	30,938	199	(41,322)	1,270
Balance at end of period	$2,538,647	$1,481,826	$2,538,647	$1,481,826

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following is a summary of activity within the Company’s valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$87,796	$89,148	$86,166	$91,101
Allowance charges	4,910	1,386	7,595	2,773
Reversal of previous recorded allowance charges	(25)	(3,685)	(1,080)	(7,025)
Net allowance charges/(reversals)	4,885	(2,299)	6,515	(4,252)
Ending balance	$92,681	$86,849	$92,681	$86,849
3. Investments:

Investments consist of the following at June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30, 2015	December 31, 2014
Trading
Short-term investments	$13,381	$37,405
Available-for-sale
Securitized assets	6,486	3,721
Held-to-maturity
Securitized assets	52,238	31,017
Other investments
Private equity funds	16,190	17,560
	$88,295	$89,703
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

Held-to-Maturity

Investments in securitized assets: The Company holds a majority interest in a closed-end Polish investment fund. The fund was formed in December 2014 to acquire portfolios of nonperforming consumer loans in Poland. The Company’s investment consists of a 100% interest in the Series B certificates and a 20% interest in the Series C certificates. Each certificate comes with one vote and is governed by a co-investment agreement. Series B certificates, which provide a preferred return based on the expected net income of the portfolios, are accounted for as a beneficial interest in securitized financial assets and stated at amortized cost. The Company has determined it has the ability and intent to hold these certificates until maturity, which require repayment in fixed amounts on specific dates. The preferred return is not a guaranteed return. Income is recognized under ASC Topic 325-40, "Beneficial Interests in Securitized Financial Assets" ("ASC 325-40"). Income is recognized using the effective yield method.

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company adjusts the yield for changes in estimated cash flows prospectively through earnings. If the fair value of the investment falls below its carrying amount and the decline is deemed to be other than temporary, the investment is written down, with a corresponding charge to earnings. The underlying securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments. Accordingly, it is difficult to accurately predict the final maturity date of these investments. Revenues recognized on these investments were $1.9 million and $3.1 million during the three and six months ended June 30, 2015, and is recorded in the Other Revenue line item in the income statement.

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

The amortized cost and estimated fair value of available-for sale and held-to-maturity investments at June 30, 2015 and December 31, 2014 were as follows (amounts in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Securitized assets	$6,112	374	—	$6,486
Held-to-maturity
Securitized assets	52,238	7,112	—	59,350
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Securitized assets	$3,721	—	—	$3,721
Held-to-maturity
Securitized assets	31,017	—	—	31,017

4.	Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	June 30, 2015	December 31, 2014
Domestic revolving credit	$462,500	$409,000
Domestic term loan	177,500	185,000
Seller note payable	169,938	169,938
Multicurrency revolving credit	430,483	427,680
Aktiv subordinated loan	—	30,000
Convertible senior notes	287,500	287,500
Less: debt discount	(24,558)	(26,662)
Total	$1,503,363	$1,482,456
Domestic Revolving Credit and Term Loan
The Company has a credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). The total credit facility under the Credit Agreement includes an aggregate principal amount of $827.5 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

$177.5 million term loan, (ii) a $630 million domestic revolving credit facility, of which $185.5 million is available to be drawn, and (iii) a $20 million multi-currency revolving credit facility, of which $2.0 million is available to be drawn. The facilities all mature on December 19, 2017. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. The Company’s revolving credit facility includes a $20 million swingline loan sublimit, a $20 million letter of credit sublimit and a $20 million alternative currency equivalent sublimit.
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
The Company's borrowings on this credit facility at June 30, 2015 consisted of $177.5 million outstanding on the term loan with an annual interest rate as of June 30, 2015 of 2.69% and $462.5 million outstanding in 30-day Eurodollar rate loans on the revolving facility with a weighted average interest rate of 2.72%. At December 31, 2014, the Company's borrowings on this credit facility consisted of $185.0 million outstanding on the term loan with an annual interest rate as of December 31, 2014 of 2.67% and $409.0 million outstanding in 30-day Eurodollar rate loans on the revolving facility with a weighted average interest rate of 2.68%.
Seller Note Payable
In conjunction with the closing of the Aktiv business acquisition on July 16, 2014, the Company entered into a $169.9 million promissory note (the "Seller Note") with an affiliate of the seller. On May 22, 2015, the Company amended the Seller Note to extend the maturity date to January, 19, 2016. The Seller Note bears interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 3.75%. The quarterly interest due can be paid or added into the Seller Note balance at the Company's option. During the three and six months ended June 30, 2015, the Company paid the quarterly interest payments totaling $1.7 million and $3.4 million. respectively. At June 30, 2015, the balance due on the Seller Note was $169.9 million with an annual interest rate of 4.03%.
Multicurrency Revolving Credit Facility

On October 23, 2014, the Company entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (“the Multicurrency Revolving Credit Agreement”).  Subsequently, two other lenders joined the credit facility and on June 12, 2015, the Company entered into a first amendment to the Multicurrency Revolving Credit Agreement (“the Amended Multicurrency Revolving Credit Agreement”) which provided, among other things, an increase in the total commitments from

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

$500 million to an aggregate of $750 million, subject to certain requirements, and an increase in the maximum ERC ratio from 28% to 33%, subject to the payment of additional associated fees.
Under the terms of the Amended Multicurrency Revolving Credit Agreement, the credit facility includes an aggregate amount of $750 million, of which $319.5 million is available to be drawn, accrues interest at the Interbank Offered Rate ("IBOR") plus 2.50-3.30% (as determined by the ERC Ratio as defined in the Amended Multicurrency Revolving Credit Agreement), bears an unused line fee of 0.35% per annum, payable monthly in arrears, and matures on October 23, 2019. The Amended Multicurrency Revolving Credit Agreement also includes an Overdraft Facility aggregate amount of $40 million, of which $40.0 million is available to be drawn, accrues interest at the IBOR plus 2.50-3.30% (as determined by the ERC Ratio as defined in the Amended Multicurrency Revolving Credit Agreement), bears a facility line fee of 0.50% per annum, payable quarterly in arrears, and also matures October 23, 2019.
The Amended Multicurrency Revolving Credit Agreement is secured by i) the shares of most of the subsidiaries of Aktiv ii) all intercompany loans to Aktiv's subsidiaries. The Amended Multicurrency Revolving Credit Agreement also contains restrictive covenants and events of default including the following:

•	the ERC Ratio (as defined in the Amended Multicurrency Revolving Credit Agreement) may not exceed 33%;

•	the GIBD Ratio (as defined in the Amended Multicurrency Revolving Credit Agreement) cannot exceed 3.0 to 1.0 as of the end of any fiscal quarter;

•	interest bearing deposits in AK Nordic AB cannot exceed SEK 500,000,000;

•	cash collections must exceed 95% of Aktiv's ERC for the same set of portfolios, measured monthly on a quarterly basis.

At June 30, 2015, the balance on the Amended Multicurrency Revolving Credit Agreement was $430.5 million, with an annual interest rate of 3.23%.
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
Convertible Senior Notes
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of the Company’s 3.00% Convertible Senior Notes due 2020 (the “Notes”). The Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "Indenture") between the Company and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are senior unsecured obligations of the Company and mature on August 1, 2020. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year. Prior to February 1, 2020, the Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the Notes will be convertible at any time. Upon conversion, the Notes may be settled, at the Company’s option, in cash, shares of the Company’s common stock, or any combination thereof. Holders of the Notes have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may, under certain circumstances, be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. The conversion rate for the Notes is initially 15.2172 shares per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $65.72 per share of the Company’s common stock, and is subject to adjustment in certain circumstances pursuant to the Indenture. The Company does not have the right to redeem the Notes prior to maturity. As of June 30, 2015, none of the conditions allowing holders of the Notes to convert their Notes had occurred.
As noted above, upon conversion, holders of the Notes will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. However, the Company’s current intent is to settle conversions through combination settlement (i.e., the Notes would be converted into cash up to the aggregate principal amount, and shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, would be used to settle the remainder). As a result, and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $65.72.
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
The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	June 30, 2015	December 31, 2014
Liability component - principal amount	$287,500	$287,500
Unamortized debt discount	(24,558)	(26,662)
Liability component - net carrying amount	$262,942	$260,838
Equity component	$31,306	$31,306
The debt discount is being amortized into interest expense over the remaining life of the Notes using the effective interest rate, which is 4.92%.
Interest expense related to the Notes was as follows for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense - stated coupon rate	$2,156	$2,156	$4,312	$4,312
Interest expense - amortization of debt discount	1,056	1,007	2,104	2,005
Total interest expense - convertible notes	$3,212	$3,163	$6,416	$6,317
The Company believes it is in compliance with all covenants under its financing arrangements as of June 30, 2015 and December 31, 2014.
The following principal payments are due on the Company's borrowings as of June 30, 2015 for the twelve month periods ending (amounts in thousands):

June 30, 2016	$187,438
June 30, 2017	30,000
June 30, 2018	592,500
June 30, 2019	—
June 30, 2020	430,483
Thereafter	287,500
Total	$1,527,921

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	Property and Equipment, net:
Property and equipment, at cost, consisted of the following as of the dates indicated (amounts in thousands):

	June 30, 2015	December 31, 2014
Software	$58,216	$53,076
Computer equipment	20,805	20,488
Furniture and fixtures	13,193	11,502
Equipment	12,875	12,880
Leasehold improvements	13,042	14,429
Building and improvements	7,141	7,049
Land	1,296	1,269
Accumulated depreciation and amortization	(80,353)	(72,435)
Property and equipment, net	$46,215	$48,258
Depreciation and amortization expense relating to property and equipment for the three and six months ended June 30, 2015, was $3.9 million and $7.7 million, respectively. Depreciation and amortization expense relating to property and equipment for the three and six months ended June 30, 2014, was $3.1 million and $5.9 million, respectively.

6.	Goodwill and Intangible Assets, net:
In connection with the Company’s previous business acquisitions, the Company acquired certain tangible and intangible assets. Purchased intangible assets include client and customer relationships, non-compete agreements, trademarks and goodwill. Pursuant to ASC 350, the Company performs an annual review of goodwill on October 1 or more frequently if indicators of impairment exist. The Company performed an annual review of goodwill as of October 1, 2014, and concluded that it was more likely than not that the carrying value of goodwill did not exceed its fair value. The Company believes that nothing has occurred since the review was performed through June 30, 2015 that would indicate a triggering event and thereby necessitate further evaluation of goodwill or other intangible assets. The Company expects to perform its next annual goodwill review during the fourth quarter of 2015.
At June 30, 2015 and 2014, the carrying value of goodwill was $503.0 million and $105.1 million, respectively. The following table represents the changes in goodwill for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period:
Goodwill	$503,050	$110,483	$533,842	$110,240
Accumulated impairment loss	(6,397)	(6,397)	(6,397)	(6,397)
	496,653	104,086	527,445	103,843
Changes:
Foreign currency translation adjustment	6,348	1,036	(24,444)	1,279
Net change in goodwill	6,348	1,036	(24,444)	1,279

Balance at end of the period:
Goodwill	509,398	111,519	509,398	111,519
Accumulated impairment loss	(6,397)	(6,397)	(6,397)	(6,397)
Balance at end of period	$503,001	$105,122	$503,001	$105,122

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.	Share-Based Compensation:
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
As of June 30, 2015, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive ("LTI") Program) is estimated to be $14.1 million with a weighted average remaining life for all nonvested shares of 2.0 years (not including nonvested shares granted under the LTI program).
Total share-based compensation expense was $3.6 million and $7.7 million for the three and six months ended June 30, 2015, respectively. Total share-based compensation expense was $2.6 million and $5.4 million for the three and six months ended June 30, 2014, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense (windfall tax benefits) recognized under the provisions of ASC Topic 718 "Compensation-Stock Compensation" ("ASC 718") are credited to additional paid-in capital in the Company's Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $0.3 million and $7.8 million for the three and six months ended June 30, 2015, respectively. The total tax benefit realized from share-based compensation was approximately $0.3 million and $7.8 million for the three and six months ended June 30, 2014, respectively.
Nonvested Shares
With the exception of the awards made pursuant to the LTI program and a few employee and director grants, the nonvested shares vest ratably over three to five years and are expensed over their vesting period.
The following summarizes all nonvested share transactions, excluding those related to the LTI program, from December 31, 2013 through June 30, 2015 (share amounts in thousands):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2013	226	$29.58
Granted	272	56.69
Vested	(155)	37.34
Cancelled	(4)	50.41
December 31, 2014	339	47.34
Granted	98	53.09
Vested	(101)	34.97
Cancelled	(3)	47.07
June 30, 2015	333	$52.79
The total grant date fair value of shares vested during the three and six months ended June 30, 2015, was $0.7 million and $3.5 million, respectively. The total grant date fair value of shares vested during the three and six months ended June 30, 2014, was $0.7 million and $3.1 million, respectively.
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company. The following summarizes all LTI program share transactions from December 31, 2013 through June 30, 2015 (share amounts in thousands):

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2013	434	$25.79
Granted at target level	111	49.60
Adjustments for actual performance	222	22.32
Vested	(279)	24.21
December 31, 2014	488	30.52
Granted at target level	132	52.47
Vested	(252)	20.21
Cancelled	(7)	39.59
June 30, 2015	361	$45.58
The total grant date fair value of shares vested during the three and six months ended June 30, 2015, was $0.0 million and $5.1 million, respectively. The total grant date fair value of shares vested during the three and six months ended June 30, 2014, was $0.0 million and $5.7 million, respectively.
At June 30, 2015, total future compensation costs, assuming the current estimated performance levels are achieved, related to nonvested share awards granted under the LTI program are estimated to be approximately $11.6 million. The Company assumed a 7.5% forfeiture rate for these grants and the remaining shares have a weighted average life of 1.3 years at June 30, 2015.

8.	Income Taxes:
The Company follows the guidance of FASB ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
For tax purposes, the Company utilizes the cost recovery method of accounting. Under the cost recovery method, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before taxable income is recognized. The Internal Revenue Service ("IRS") examined the Company's 2005 through 2012 tax returns and has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its position, and believes cost recovery to be an acceptable tax revenue recognition method for companies in the bad debt purchasing industry. The IRS has issued Notices of Deficiency to the Company for tax years ended December 31, 2005 through 2012.  The proposed deficiencies relate to the cost recovery method of tax accounting. In response to the notices, the Company filed petitions in the United States Tax Court. On April 30, 2015, the Company and the IRS filed a joint motion to continue the trial date that was previously set for June 22, 2015.  The Tax Court granted the Motion on May 4, 2015.  On July 10, 2015 and July 21, 2015, the IRS filed Motions for Summary Judgment for tax years 2008 through 2012 and 2005 through 2007 respectively. On August 7, 2015, the Company filed a motion requesting that the Tax Court defer its consideration of the IRS’s summary judgment motions until after the parties have completed discovery.  If the Motion to Defer is denied, then the Company will have an opportunity to respond to the IRS's summary judgment motions.  If the Tax Court judge grants the Motions for Summary Judgment in favor of the IRS, the Company can appeal to the federal Court of Appeals. See Note 10 “Commitments and Contingencies” for more information.
At June 30, 2015, the tax years subject to examination by the major federal, state or international taxing jurisdictions are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2005 through 2012 tax years are suspended until a decision of the Tax Court becomes final.
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

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	Earnings per Share:
Basic earnings per share (“EPS”) are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $65.72, which did not occur during the period from which the Notes were issued on August 13, 2013 through June 30, 2015. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be realized upon assumed exercise.
The following tables reconcile the computation of basic EPS and diluted EPS for the three and six months ended June 30, 2015 and 2014 (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2015			2014
	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$51,425	48,325	$1.06	$37,507	50,065	$0.75
Dilutive effect of nonvested share awards		204	—		372	(0.01)
Diluted EPS	$51,425	48,529	$1.06	$37,507	50,437	$0.74

	For the Six Months Ended June 30,
	2015			2014
	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$109,560	48,525	$2.26	$78,347	49,997	$1.57
Dilutive effect of nonvested share awards		265	(0.01)		403	(0.02)
Diluted EPS	$109,560	48,790	$2.25	$78,347	50,400	$1.55
There were no antidilutive options outstanding for the six months ended June 30, 2015 and 2014.

10.	Commitments and Contingencies:
Employment Agreements:
The Company has employment agreements, most of which expire on December 31, 2017, with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as bonuses that are based on the attainment of specific management goals. At June 30, 2015, the estimated future compensation under these agreements is approximately $22.4 million. The agreements also contain confidentiality and non-compete provisions.  Outside the U.S., employment agreements are in place with employees pursuant to local country regulations.  Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $22.4 million total above.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at June 30, 2015 total approximately $39.7 million.

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Forward Flow Agreements and Other Finance Receivables Purchasing Obligations:
The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at June 30, 2015 is approximately $418.8 million.

In June 2015, the Company entered into an agreement for the purchase of certain defaulted consumer receivables for approximately $200.0 million in August 2015.  The price is subject to adjustments for certain account exclusions and cash collections after the June 15, 2015 determination date.
Contingent Purchase Price:
The asset purchase agreement entered into in connection with the acquisition of certain finance receivables and certain operating assets of National Capital Management, LLC ("NCM") in 2012, includes an earn-out provision whereby the sellers are able to earn additional cash consideration for achieving certain cash collection thresholds over a five year period. The maximum amount of earn-out during the period is $15.0 million. During 2014 and 2013, the Company paid the first two earn-out payments in the amount of $2.8 million and $6.2 million, respectively. As of June 30, 2015, the Company has recorded a present value amount for the expected remaining liability of $3.0 million.
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

Telephone Consumer Protection Act Litigation

The Company has been named as defendant in a number of putative class action cases, each alleging that the Company violated the Telephone Consumer Protection Act ("TCPA") by calling consumers' cellular telephones without their prior express consent.  On December 21, 2011, the United States Judicial Panel on Multi-District Litigation entered an order transferring these matters into one consolidated proceeding in the United States District Court for the Southern District of California (the "Court").  On November 14, 2012, the putative class plaintiffs filed their amended consolidated complaint in the matter, now styled as In re Portfolio Recovery Associates, LLC Telephone Consumer Protection Act Litigation, case No. 11-md-02295 (the “MDL action”).  Following the ruling of the United States Federal Communications Commission on June 10, 2015 on various petitions concerning the TCPA, the Court lifted the stay of these matters that had been in place since May 20, 2014.

Internal Revenue Service Audit

The Internal Revenue Service ("IRS") examined the Company's 2005 through 2012 tax returns and has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its position, and believes cost recovery to be an acceptable tax revenue recognition method for companies in the bad debt purchasing industry. The Company has received Notices of Deficiency for tax years ended December 31, 2005 through 2012. The proposed deficiencies relate to the cost recovery method of tax accounting. In response to the notices, the Company filed petitions in the United States Tax Court challenging the deficiency. On April 30, 2015, the Company and the IRS filed a joint motion to continue the trial date that was previously set for June 22, 2015.  The Tax Court granted the Motion on May 4, 2015.  On July 10, 2015 and July 21, 2015, the IRS filed Motions for Summary Judgment for tax years 2008 through 2012 and 2005 through 2007 respectively. On August 7, 2015, the Company filed a motion requesting that the Tax Court defer its consideration of the IRS’s summary judgment motions until after the parties have completed discovery.  If the Motion to Defer is denied, then the Company will have an opportunity to respond to the IRS's summary judgment motions.  If the Tax Court judge grants the Motions for Summary Judgment in favor of the IRS, the Company can appeal to the federal Court of Appeals. If the Company is unsuccessful in Tax Court and any potential appeals to the federal Circuit Court of Appeals, it may ultimately be required to pay the related deferred taxes, and possibly interest and penalties. Deferred tax liabilities related to this item were $246.2 million at June 30, 2015. Any adverse determination on this matter could result in the Company amending state tax returns for prior years, increasing its taxable income in those states. The Company files tax returns in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. The Company’s estimate of the potential federal and state interest is $86.8 million as of June 30, 2015.

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

Portfolio Recovery Associates, LLC v. Guadalupe Mejia
On May 11, 2015, an unfavorable jury verdict was delivered against the Company in a matter pending in Jackson County, Missouri. The jury awarded Guadalupe Mejia $251,000 in compensatory damages and $82,009,549 in punitive damages (altogether, the “Award”) for her counter-claim against the Company, alleging malicious prosecution and impermissible collection practices. The Company believes the verdict and magnitude of the Award to be erroneous and has filed a motion to set aside the Award. Unless reduced or overturned, the Award will likely have a material adverse effect on the Company's financial condition and/or operations.

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Financial Instruments Not Required To Be Carried at Fair Value
In accordance with the disclosure requirements of FASB ASC Topic 825, “Financial Instruments” (“ASC 825”), the table below summarizes fair value estimates for the Company’s financial instruments not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts of the financial instruments in the following table are recorded in the consolidated balance sheets at June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$56,811	$56,811	$39,661	$39,661
Held-to-maturity investments	52,238	59,350	31,017	31,017
Other investments	16,190	17,898	17,560	19,776
Finance receivables, net	2,012,552	2,550,891	2,001,790	2,460,787
Financial liabilities:
Interest-bearing deposits	33,248	33,248	27,704	27,704
Revolving lines of credit	892,983	892,983	836,680	836,680
Term loans	177,500	177,500	185,000	185,000
Notes and loans payable	169,938	169,938	199,938	199,938
Convertible notes	262,942	328,854	260,838	324,757
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

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at June 30, 2015 and December 31, 2014 (amounts in thousands):

	Fair Value Measurements as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Trading investments	$13,381	$—	$—	$13,381
Available-for-sale investments	—	—	6,486	6,486
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	904	—	904

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Trading investments	$37,405	$—	$—	$37,405
Available-for-sale investments	—	—	3,721	3,721
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	3,387	—	3,387

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In April 2015, FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement” ("ASU 2015-05"). ASU 2015-05 provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity can elect to adopt the new guidance either prospectively for all arrangements entered into or materially modified after the effective date, or on a retrospective basis. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

13.	Subsequent Event:

On August 4, 2015, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement dated as of December 19, 2012.  Among other things, the Fifth Amendment (a) adds Bank of America, N.A., acting through its Canada branch, as Canadian Administrative Agent under the Credit Agreement, (b) adds the Company’s wholly-owned subsidiary, PRA Group Canada Inc., as a Borrower under the Credit Agreement, (c) removes the Financial Covenant with respect to Consolidated Tangible Net Worth, (d) terminates the Multi Currency Revolving B Commitments, (e) adds $50.0 million of Canadian Revolving Commitments, (f) modifies the definition of Permitted Acquisitions to increase the baskets included therein, (g) permits Company subsidiaries organized under the laws of Brazil to borrow up to $150.0 million and to grant liens with respect to such borrowings, and (h) acknowledges the change of the Company’s legal name in October 2014 to PRA Group, Inc. The aggregate commitments under the Credit Agreement have not changed.

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

•	our ability to satisfy the restrictive covenants in our debt agreements;

•	changes in governmental laws and regulations or the manner in which they are interpreted or applied which could increase our costs and liabilities or impact our operations;

•	adverse outcomes in pending litigations;

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
For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the "Risk Factors" contained in Part II, Item 1A of this Form 10-Q, as well as the discussion of “Business” and “Risk Factors” described in Part I, Item I and Item 1A of our 2014 Annual Report on Form 10-K, filed on March 2, 2015.
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
We are headquartered in Norfolk, Virginia, and employ approximately 3,820 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “PRAA.” Effective October 23, 2014, we changed our name from Portfolio Recovery Associates, Inc. to PRA Group, Inc.
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

During the three months ended June 30, 2015, we incurred approximately $0.5 million of integration and other costs related to the Aktiv acquisition. We estimate that we will incur approximately $2-3 million of additional non-recurring integration costs over the next few quarters. Additionally, as a result of expanding our international footprint into many countries with various currencies throughout Europe, we are subject to foreign currency fluctuations between and among the U.S. dollar and each of the other currencies in which we now operate. As a result, for the three months ended June 30, 2015, we recorded net foreign currency transaction gains of $3.6 million in our income statement.
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

Earnings Summary
During the three months ended June 30, 2015, net income was $51.4 million, or $1.06 per diluted share, compared with $37.5 million, or $0.74 per diluted share, in the three months ended June 30, 2014. Total revenue was $237.2 million in the three months ended June 30, 2015, up 20.2% from the three months ended June 30, 2014. Revenues in the three months ended June 30, 2015 consisted of $220.1 million in income recognized on finance receivables, net, $13.9 million in fee income and $3.3 million in other revenue. Income recognized on finance receivables, net, in the three months ended June 30, 2015 increased $37.5 million, or 20.6%, over the three months ended June 30, 2014, primarily as a result of an increase in cash collections mainly due to the Aktiv acquisition. Cash collections, which drive our finance receivable income, were $389.6 million in the three months ended June 30, 2015, up 22.0%, or $70.3 million, as compared to the three months ended June 30, 2014. During the three months ended June 30, 2015, we incurred $4.9 million in net allowance charges, compared with $2.3 million of net allowance reversals in the three months ended June 30, 2014.
Fee income decreased to $13.9 million in the three months ended June 30, 2015 from $14.5 million in the three months ended June 30, 2014, primarily due to lower fee income generated by our government services subsidiaries. This was partially offset by an increase in fee income generated in the three months ended June 30, 2015 by PRA Location Services, LLC ("PLS").
A summary of the sources of our revenue during the three months ended June 30, 2015 and 2014 is presented below:

	For the Three Months Ended June 30,
(amounts in thousands)	2015	2014
Cash collections	$389,624	$319,274
Amortization of finance receivables	(164,675)	(139,055)
Net allowance (charges)/reversals	(4,885)	2,299
Income recognized on financial receivables, net	220,064	182,518
Fee income	13,878	14,510
Other revenue	3,255	315
Total revenues	$237,197	$197,343
Operating expenses were $148.3 million in the three months ended June 30, 2015, up 18.7% over the three months ended June 30, 2014, due primarily to the inclusion of Aktiv's expenses in the three months ended June 30, 2015.
During the three months ended June 30, 2015 and 2014, we acquired defaulted consumer receivables portfolios at a cost of $208.4 million and $109.2 million, respectively. In any period, we acquire defaulted consumer receivables that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this relative quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other relative quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions during any quarter; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period's buying.

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Income recognized on finance receivables, net	92.8%	92.5%	92.9%	92.1%
Fee income	5.8%	7.4%	5.6%	7.7%
Other revenue	1.4%	0.1%	1.5%	0.2%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	28.8%	26.6%	27.7%	26.5%
Legal collection fees	6.0%	5.8%	5.8%	5.7%
Legal collection costs	8.2%	12.9%	8.4%	13.3%
Agent fees	3.3%	0.7%	3.3%	0.7%
Outside fees and services	5.3%	6.1%	5.2%	5.9%
Communication	3.4%	3.9%	3.8%	4.3%
Rent and occupancy	1.5%	1.2%	1.5%	1.2%
Depreciation and amortization	2.1%	2.1%	2.0%	2.1%
Other operating expenses	4.1%	3.9%	4.0%	3.5%
Total operating expenses	62.5%	63.2%	61.6%	63.2%
Income from operations	37.5%	36.8%	38.4%	36.8%
Other income and expense:
Interest expense	5.7%	2.6%	5.9%	2.5%
Net foreign currency transaction gain/(loss)	1.5%	(3.1)%	2.2%	(1.6)%
Income before income taxes	33.3%	31.1%	34.7%	32.7%
Provision for income taxes	11.6%	12.0%	11.9%	12.7%
Net income	21.7%	19.1%	22.7%	20.0%
Three Months Ended June 30, 2015 Compared To Three Months Ended June 30, 2014
Revenues
Total revenues were $237.2 million for the three months ended June 30, 2015, an increase of $39.9 million, or 20.2%, compared to total revenues of $197.3 million for the three months ended June 30, 2014.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $220.1 million for the three months ended June 30, 2015, an increase of $37.6 million, or 20.6%, compared to income recognized on finance receivables, net, of $182.5 million for the three months ended June 30, 2014. The increase was primarily due to an increase in cash collections on our finance receivables to $389.6 million for the three months ended June 30, 2015, from $319.3 million for the three months ended June 30, 2014, an increase of $70.3 million, or 22.0%. This increase was largely due to the inclusion of Aktiv's cash collections in the three months ended June 30, 2015. Our finance receivables amortization rate, including net allowance charges, was 43.5% for the three months ended June 30, 2015 compared to 42.8% for the three months ended June 30, 2014.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio’s original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield. During the three months ended June 30, 2015 and 2014, the Company reclassified amounts from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts relating to pools acquired from 2007-2014. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances which are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended June 30, 2015, we recorded net allowance charges of $4.9 million. On our domestic Core portfolios, we recorded net allowance charges of $4.1 million on portfolios purchased mainly in 2012. On our Insolvency portfolios, we recorded allowance charges of $0.1 million on our domestic portfolios. We also recorded an allowance charge of $0.7 million on our legacy UK portfolios purchased in 2013 (UK portfolios acquired prior to the Aktiv acquisition). No allowance charges or reversals were recorded during the period on the portfolios acquired from Aktiv or purchased by PRA Europe. For the three months ended June 30, 2014, we recorded net allowance charge reversals of $2.3 million. On our domestic Core portfolios, we recorded net allowance reversals of $3.3 million on portfolios purchased between 2005 and 2008, offset by net allowance charges of $0.9 million on portfolios purchased in 2010 and 2011. On our Insolvency portfolios, we recorded net allowance charge reversals of $0.4 million on portfolios primarily purchased in 2007 and 2008 offset by a net allowance charge of $0.5 million on Canadian portfolios purchased in 2014.
In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our previous expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of defaulted consumer receivables include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of defaulted consumer receivables would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, operational activities (relating to the collection and movement of accounts on both our collection floor and external channels), and changes in productivity related to turnover and retention of our collection staff.
Fee Income
Fee income decreased to $13.9 million in the three months ended June 30, 2015 from $14.5 million in the three months ended June 30, 2014, primarily due to lower fee income generated by our government services subsidiaries. This was partially offset by the an increase in fee income generated by PLS.
Income from Operations
Income from operations was $88.9 million for the three months ended June 30, 2015, an increase of $16.5 million or 22.8% compared to income from operations of $72.4 million for the three months ended June 30, 2014. Income from operations was 37.5% of total revenue for the three months ended June 30, 2015 compared to 36.7% for the three months ended June 30, 2014.
Operating Expenses
Operating expenses were $148.3 million for the three months ended June 30, 2015, an increase of $23.4 million or 18.7% compared to operating expenses of $124.9 million for the three months ended June 30, 2014. This increase was due primarily to the inclusion of Aktiv's expenses in the three months ended June 30, 2015. Operating expenses were 36.9% of cash receipts for the three months ended June 30, 2015 compared to 37.4% for the three months ended June 30, 2014.
Compensation and Employee Services
Compensation and employee services expenses were $68.3 million for the three months ended June 30, 2015, an increase of $15.8 million, or 30.1%, compared to compensation and employee services expenses of $52.5 million for the three months ended June 30, 2014. Compensation expense increased primarily as a result of larger staff sizes, mainly attributable to the acquisition of Aktiv, in addition to increases in incentive compensation and normal pay increases. Total full-time equivalents increased 7.1% to 3,820 as of June 30, 2015, from 3,567 as of June 30, 2014. Compensation and employee services expenses as a percentage of cash receipts increased to 17.0% for the three months ended June 30, 2015, from 15.7% of cash receipts for the three months ended June 30, 2014.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party collection attorneys. Legal collection fees were $14.1 million for the three months ended June 30, 2015, an increase of $2.7 million, or 23.7%, compared to legal collection fees of $11.4 million for the three months ended June 30, 2014.  This increase was mainly attributable to legal collection fees incurred by our new European operations. Legal collection fees were 3.5% of cash receipts for the three months ended June 30, 2015 compared to 3.4% of cash receipts for the three months ended June 30, 2014.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $19.6 million for the three months ended June 30, 2015, a decrease of $5.8 million, or 22.8%, compared to legal collection costs of $25.4 million for the three months ended June 30, 2014. Prior to 2015, we were expanding the number of accounts brought into the legal collection process resulting in increasing legal collections costs. This expansion has subsided over the last several quarters which led to the decrease. Legal collection costs for the three months ended June 30, 2015 were 4.9% of cash receipts, compared to 7.6% for the three months ended June 30, 2014.
Agent Fees
Agent fees primarily represent third party collection fees and costs paid to repossession agents to repossess vehicles. Agent fees were $7.8 million for the three months ended June 30, 2015, compared to $1.5 million for the three months ended June 30, 2014. This increase was mainly attributable to the third party collection fees incurred by our new European operations.
Outside Fees and Services
Outside fees and services expenses were $12.5 million for the three months ended June 30, 2015, an increase of $0.4 million, or 3.3%, compared to outside fees and services expenses of $12.1 million for the three months ended June 30, 2014. The increase was mainly attributable to the outside fees and services expenses incurred by our new European operations partially offset by an incremental decrease of $3.6 million of transaction and integration costs incurred in the three months ended June 30, 2015 related to the Aktiv acquisition as compared to the three months ended June 30, 2014.
Communication
Communication expenses were $8.1 million for the three months ended June 30, 2015, an increase of $0.3 million, or 3.8%, compared to communication expenses of $7.8 million for the three months ended June 30, 2014. The increase was largely due to expenses incurred by our new European operations.
Rent and Occupancy
Rent and occupancy expenses were $3.5 million for the three months ended June 30, 2015, an increase of $1.1 million, or 45.8%, compared to rent and occupancy expenses of $2.4 million for the three months ended June 30, 2014. The increase was primarily due to the rent and occupancy expense incurred by our new European operations.
Depreciation and Amortization
Depreciation and amortization expenses were $4.9 million for the three months ended June 30, 2015, an increase of $0.7 million, or 16.7%, compared to depreciation and amortization expenses of $4.2 million for the three months ended June 30, 2014. The increase was primarily due to the depreciation and amortization expense incurred by our new European operations.
Other Operating Expenses
Other operating expenses were $9.6 million for the three months ended June 30, 2015, an increase of $1.9 million, or 24.7%, compared to other operating expenses of $7.7 million for the three months ended June 30, 2014. The increase was primarily due to other operating expenses incurred by our new European operations.
Interest Expense
Interest expense was $13.5 million and $5.1 million for the three months ended June 30, 2015 and 2014, respectively. The increase was primarily due to the additional financing needed to facilitate the closing of the Aktiv acquisition and the additional interest incurred on the Aktiv assumed debt and interest rate swap contracts.

Net Foreign Currency Transaction Gain/(Loss)
We recorded a net foreign currency transaction gain of $3.6 million for the three months ended June 30, 2015 compared to a net foreign currency transaction loss of $6.2 million for the three months ended June 30, 2014. The increase was due to our foreign operations as certain of our foreign entities conduct operations in currencies different from their functional currency which generate foreign currency transaction gains and losses. In addition, during the three months ended June 30, 2014, we recorded a $6.2 million foreign currency transaction loss incurred as a result of us entering into foreign currency exchange rate forward contracts to acquire 518 million Euros in anticipation of closing the acquisition of Aktiv. As a result of the strengthening U.S. dollar relative to the Euro, an unrealized loss on the forward contracts was recognized in the three months ended June 30, 2014.
Provision for Income Taxes
Provision for income taxes was $27.6 million for the three months ended June 30, 2015, an increase of $3.9 million, or 16.5%, compared to provision for income taxes of $23.7 million for the three months ended June 30, 2014. The increase is primarily due to an increase of 29.2% in income before taxes for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. During the three months ended June 30, 2015, our effective tax rate was 34.9%, compared to 38.7% for the three months ended June 30, 2014. The decrease was due primarily to having proportionately more income in the recent quarterly period in foreign jurisdictions with lower tax rates than the U.S.
We intend for predominantly all foreign earnings to be permanently reinvested in our foreign operations. If foreign earnings were repatriated, we would need to accrue and pay taxes; however, foreign tax credits would be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $29.5 million and $8.8 million as of June 30, 2015 and 2014, respectively.
Six Months Ended June 30, 2015 Compared To Six Months Ended June 30, 2014
Revenues
Total revenues were $482.4 million for the six months ended June 30, 2015, an increase of $91.1 million, or 23.3%, compared to total revenues of $391.3 million for the six months ended June 30, 2014.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $448.5 million for the six months ended June 30, 2015, an increase of $88.0 million, or 24.4%, compared to income recognized on finance receivables, net, of $360.5 million for the six months ended June 30, 2014. The increase was primarily due to an increase in cash collections on our finance receivables to $789.4 million for the six months ended June 30, 2015, from $632.6 million for the six months ended June 30, 2014, an increase of $156.8 million, or 24.8%. This increase was largely due to the inclusion of Aktiv's cash collections in the six months ended June 30, 2015. Our finance receivables amortization rate, including net allowance charges, was 43.2% for the six months ended June 30, 2015 compared to 43.0% for the six months ended June 30, 2014.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio’s original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield. During the six months ended June 30, 2015 and 2014, the Company reclassified amounts from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts relating to pools acquired from 2007-2014. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances which are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the six months ended June 30, 2015, we recorded net allowance charges of $6.5 million. On our domestic Core portfolios, we recorded allowance reversals of $0.8 million on portfolios purchased between 2006 and 2008, offset by allowance charges of $6.8 million on portfolios purchased between 2010 and 2012. On our Insolvency portfolios, we recorded net allowance reversals of $0.2 million on our domestic portfolios. We also recorded an allowance charge of $0.7 million on our legacy UK portfolios purchased in 2013 (UK portfolios acquired prior to the Aktiv acquisition). No allowance charges or reversals were recorded during the period on the portfolios acquired from Aktiv or purchased by PRA Europe. For the six months ended June 30, 2014, we recorded net allowance reversals of $4.3 million. On our domestic Core portfolios, we recorded net allowance reversals of $6.4 million on portfolios purchased between 2005 and 2008, offset by net allowance charges of $1.8 million on portfolios purchased in 2010 and 2011. On our Insolvency portfolios, we recorded net allowance reversals of $0.6 million on portfolios primarily purchased in 2007 and 2008, offset by net allowance charges of $0.5 million on Canadian portfolios purchased in 2014. We also recorded a net allowance charge of $0.5 million on our legacy UK portfolios purchased in 2012 (UK portfolios acquired prior to the Aktiv acquisition). No allowance charges or reversals were recorded during the period on the portfolios acquired from Aktiv or purchased by PRA Europe.
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
Fee Income
Fee income decreased to $26.9 million in the six months ended June 30, 2015 from $30.1 million in the six months ended June 30, 2014, primarily due to lower fee income generated by our government services subsidiaries as well as a decrease in fee income generated by CCB, whose revenues vary depending on the timing and outcome of individual class action settlements. This was partially offset by an increase in fee income generated by PLS.
Income from Operations
Income from operations was $185.0 million for the six months ended June 30, 2015, an increase of $41.0 million or 28.5% compared to income from operations of $144.0 million for the six months ended June 30, 2014. Income from operations was 38.4% of total revenue for the six months ended June 30, 2015 compared to 36.8% for the six months ended June 30, 2014.
Operating Expenses
Operating expenses were $297.4 million for the six months ended June 30, 2015, an increase of $50.2 million or 20.3% compared to operating expenses of $247.2 million for the six months ended June 30, 2014. This increase was due primarily to the inclusion of Aktiv's expenses during the six months ended June 30, 2015. Operating expenses were 36.5% of cash receipts for the six months ended June 30, 2015 compared to 37.3% for the six months ended June 30, 2014.
Compensation and Employee Services
Compensation and employee services expenses were $133.6 million for the six months ended June 30, 2015, an increase of $29.8 million, or 28.7%, compared to compensation and employee services expenses of $103.8 million for the six months ended June 30, 2014. Compensation expense increased primarily as a result of larger staff sizes, mainly attributable to the acquisition of Aktiv, in addition to increases in incentive compensation and normal pay increases. Total full-time equivalents increased 7.1% to 3,820 as of June 30, 2015, from 3,567 as of June 30, 2014. Compensation and employee services expenses as a percentage of cash receipts increased to 16.4% for the six months ended June 30, 2015, from 15.7% of cash receipts for the six months ended June 30, 2014.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party collection attorneys. Legal collection fees were $27.8 million for the six months ended June 30, 2015, an increase of $5.6 million, or 25.2%, compared to legal collection fees of $22.2 million for the six months ended June 30, 2014.  This increase was mainly attributable to legal collection fees incurred by our new European operations. Legal collection fees for both the six months ended June 30, 2015 and 2014, were 3.4% of cash receipts.

Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of defaulted consumer receivables. Legal collection costs were $40.4 million for the six months ended June 30, 2015, a decrease of $11.6 million, or 22.3%, compared to legal collection costs of $52.0 million for the six months ended June 30, 2014. Prior to 2015, we were expanding the number of accounts brought into the legal collection process resulting in increasing legal collections costs. This expansion has subsided over the last several quarters which led to the decrease. Legal collection costs for the six months ended June 30, 2015 were 5.0% of cash receipts, compared to 7.8% for the six months ended June 30, 2014.
Agent Fees
Agent fees primarily represent third party collection fees and costs paid to repossession agents to repossess vehicles. Agent fees were $16.0 million for the six months ended June 30, 2015, compared to $2.9 million for the six months ended June 30, 2014. This increase was mainly attributable to the third party collection fees incurred by our new European operations.
Outside Fees and Services
Outside fees and services expenses were $25.3 million for the six months ended June 30, 2015, an increase of $2.4 million, or 10.5%, compared to outside fees and services expenses of $22.9 million for the six months ended June 30, 2014. The increase was mainly attributable to the outside fees and services expenses incurred by our new European operations partially offset by an incremental decrease of $6.3 million of transaction and integration costs incurred in the six months ended June 30, 2015 related to the Aktiv acquisition as compared to the six months ended June 30, 2014.
Communication
Communication expenses were $18.5 million for the six months ended June 30, 2015, an increase of $1.8 million, or 10.8%, compared to communication expenses of $16.7 million for the six months ended June 30, 2014. The increase was largely due to expenses incurred by our new European operations.
Rent and Occupancy
Rent and occupancy expenses were $7.0 million for the six months ended June 30, 2015, an increase of $2.3 million, or 48.9%, compared to rent and occupancy expenses of $4.7 million for the six months ended June 30, 2014. The increase was primarily due to the rent and occupancy expense incurred by our new European operations.
Depreciation and Amortization
Depreciation and amortization expenses were $9.5 million for the six months ended June 30, 2015, an increase of $1.3 million, or 15.9%, compared to depreciation and amortization expenses of $8.2 million for the six months ended June 30, 2014. The increase was primarily due to the depreciation and amortization expense incurred by our new European operations.
Other Operating Expenses
Other operating expenses were $19.2 million for the six months ended June 30, 2015, an increase of $5.4 million, or 39.1%, compared to other operating expenses of $13.8 million for the six months ended June 30, 2014. The increase was primarily due to other operating expenses incurred by our new European operations.
Interest Expense
Interest expense was $28.2 million and $9.9 million for the six months ended June 30, 2015 and 2014, respectively. The increase was primarily due to the additional financing needed to facilitate the closing of the Aktiv acquisition and the additional interest incurred on the Aktiv assumed debt and interest rate swap contracts.
Net Foreign Currency Transaction Gain/(Loss)
We recorded a net foreign currency transaction gain of $10.4 million for the six months ended June 30, 2015 compared to a net foreign currency transaction loss of $6.2 million for the six months ended June 30, 2014. The increase was due to our foreign operations as certain of our foreign entities conduct operations in currencies different from their functional currency which generate foreign currency transaction gains and losses. In addition, during the six months ended June 30, 2014, we recorded a $6.2 million foreign currency transaction loss incurred as a result of us entering into foreign currency exchange rate forward contracts to acquire

518 million Euros in anticipation of closing the acquisition of Aktiv. As a result of the strengthening U.S. dollar relative to the Euro, an unrealized loss on the forward contracts was recognized during the six months ended June 30, 2014.
Provision for Income Taxes
Provision for income taxes was $57.6 million for the six months ended June 30, 2015, an increase of $8.0 million, or 16.1%, compared to provision for income taxes of $49.6 million for the six months ended June 30, 2014. The increase is due partly to an increase of 30.7% in income before taxes for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. During the six months ended June 30, 2015, our effective tax rate was 34.5%, compared to 38.7% for the six months ended June 30, 2014. The decrease was due primarily to having proportionately more income in the year-to-date 2015 period in foreign jurisdictions with lower tax rates than the U.S.
We intend for predominantly all foreign earnings to be permanently reinvested in our foreign operations. If foreign earnings were repatriated, we would need to accrue and pay taxes; however, foreign tax credits would be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $29.5 million and $8.8 million as of June 30, 2015 and 2014, respectively.

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

Purchase period	Purchase Price (3)	Net Finance Receivables (4)	Estimated Remaining Collections (5)	Total Estimated Collections (6)	Current Purchase Price Multiple	Original Purchase Price Multiple (2)
Americas-Core
1996-2004	$254,735	$—	$10,938	$1,111,638	436%	300%
2005	113,865	4,872	14,456	291,156	256%	221%
2006	90,039	5,303	12,447	197,230	219%	225%
2007	179,837	14,129	42,923	445,114	248%	227%
2008	166,522	15,158	36,528	374,697	225%	220%
2009	125,271	8,512	61,249	452,025	361%	252%
2010	148,378	17,224	95,933	525,678	354%	247%
2011	210,199	39,350	175,826	714,807	340%	245%
2012	254,939	93,485	278,636	711,042	279%	226%
2013	392,034	202,477	541,226	1,001,280	255%	211%
2014	406,170	294,767	656,130	885,884	218%	204%
YTD 2015	237,801	223,966	458,406	491,610	207%	207%
Subtotal	2,579,790	919,243	2,384,698	7,202,161

Americas-Insolvency
1996-2004	7,468	—	23	14,600	196%	174%
2005	29,301	29	128	43,915	150%	142%
2006	17,627	65	254	32,181	183%	139%
2007	78,525	285	998	106,117	135%	150%
2008	108,582	1,410	2,401	169,094	156%	163%
2009	156,017	—	14,785	477,291	306%	214%
2010	209,117	1,953	32,985	557,044	266%	184%
2011	181,697	26,772	60,892	351,817	194%	155%
2012	252,132	71,494	99,807	357,648	142%	136%
2013	228,252	105,549	144,672	322,418	141%	133%
2014	149,820	101,071	128,036	190,990	127%	124%
YTD 2015	35,523	35,616	44,911	45,149	127%	127%
Subtotal	1,454,061	344,244	529,892	2,668,264
Total Americas	4,033,851	1,263,487	2,914,590	9,870,425

Europe-Core
2012	20,448	318	1,902	29,936	146%	187%
2013	20,377	3,983	6,104	25,672	126%	119%
2014 (1)	776,189	615,001	1,506,916	1,807,899	233%	208%
YTD 2015	110,824	109,253	170,772	176,655	159%	159%
Subtotal	927,838	728,555	1,685,694	2,040,162

Europe-Insolvency
2014	11,629	9,498	13,648	15,315	132%	129%
YTD 2015	11,347	11,012	13,159	13,674	121%	121%
Subtotal	22,976	20,510	26,807	28,989
Total Europe (3)	950,814	749,065	1,712,501	2,069,151
Total PRA Group	$4,984,665	$2,012,552	$4,627,091	$11,939,576
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
(4) For our international amounts, net finance receivables are presented at the June 30, 2015 exchange rate.
(5) For our international amounts, ERC is presented at the period end exchange rate for the respective year of purchase.
(6) For our international amounts, total estimated collections is computed as ERC plus life-to-date cash collections translated using average exchange rates in the period of collection.

Below includes data for the first half of 2015 on our portfolios including cash collections, revenue, amortization, allowance charges/(reversals), net finance receivable revenue and net finance receivable balances on our consolidated balance sheet:

Purchase period	Purchase Price (2)	Cash Collections (3)	Gross Revenue (3)	Amortization (3)	Allowance (3)	Net Revenue (3)	Net Finance Receivables (4)
Americas-Core
1996-2004	$254,735	$5,180	$5,180	$—	$—	$5,180	$—
2005	113,865	2,535	1,754	781	(25)	1,779	4,872
2006	90,039	2,175	1,332	843	(150)	1,482	5,303
2007	179,837	7,750	5,282	2,468	(200)	5,482	14,129
2008	166,522	7,634	4,458	3,176	(450)	4,908	15,158
2009	125,271	14,046	11,029	3,017	—	11,029	8,512
2010	148,378	21,283	17,035	4,248	770	16,265	17,224
2011	210,199	41,128	33,828	7,300	2,025	31,803	39,350
2012	254,939	55,719	40,702	15,017	4,050	36,652	93,485
2013	392,034	110,591	72,213	38,378	—	72,213	202,477
2014	406,170	136,964	64,921	72,043	—	64,921	294,767
YTD 2015	237,801	33,204	19,321	13,883	—	19,321	223,966
Subtotal	2,579,790	438,209	277,055	161,154	6,020	271,035	919,243

Americas-Insolvency
1996-2004	7,468	12	12	—	—	12	—
2005	29,301	44	22	22	(15)	37	29
2006	17,627	101	68	33	(40)	108	65
2007	78,525	274	126	148	(50)	176	285
2008	108,582	621	211	410	(100)	311	1,410
2009	156,017	3,753	3,760	(7)	—	3,760	—
2010	209,117	31,465	21,694	9,771	—	21,694	1,953
2011	181,697	40,761	23,116	17,645	—	23,116	26,772
2012	252,132	42,701	10,087	32,614	—	10,087	71,494
2013	228,252	42,622	13,404	29,218	—	13,404	105,549
2014	149,820	25,913	6,830	19,083	—	6,830	101,071
YTD 2015	35,523	240	333	(93)	—	333	35,616
Subtotal	1,454,061	188,507	79,663	108,844	(205)	79,868	344,244
Total Americas	4,033,851	626,716	356,718	269,998	5,815	350,903	1,263,487

Europe-Core
2012	20,448	1,793	1,460	333		1,460	318
2013	20,377	3,961	3,281	680	700	2,581	3,983
2014 (1)	776,189	148,842	92,139	56,703	—	92,139	615,001
YTD 2015	110,824	5,882	865	5,017	—	865	109,253
Subtotal	927,838	160,478	97,745	62,733	700	97,045	728,555

Europe-Insolvency
2014	11,629	1,662	327	1,335	—	327	9,498
YTD 2015	11,347	515	192	323	—	192	11,012
Subtotal	22,976	2,177	519	1,658	—	519	20,510
Total Europe	950,814	162,655	98,264	64,391	700	97,564	749,065
Total PRA Group	$4,984,665	$789,371	$454,982	$334,389	$6,515	$448,467	$2,012,552
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
(4) For our international amounts, net finance receivables are presented at the June 30, 2015 exchange rate.

The following graph shows the purchase price of our portfolios by year for the last ten years.

(1) Excludes the $27.9 million and $34.7 million investment in a securitized fund in Poland during the six months ended June 30, 2015 and December 31, 2014, respectively.
(2) 2014 figures include the acquisition date finance receivable portfolio that was acquired in connection with the Aktiv acquisition.

We did not have any Europe-Insolvency purchases prior to 2014.
As shown in the above chart, the composition of our purchased portfolios shifted in favor of Insolvency accounts in 2009 and 2010, before returning to equilibrium with Core in 2011 and 2012. Between 2013 and the first six months of 2015, Core purchases exceeded those of Insolvency accounts. We began buying Insolvency accounts during 2004 and slowly increased the volume of accounts we acquired through 2006 as we tested our models, refined our processes and validated our operating assumptions. After observing a high level of modeling confidence in our early purchases, we began increasing our level of purchases more dramatically commencing in 2007.
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
The following tables illustrate historical cash collections, by year, on our portfolios.

($ in thousands)			Cash Collection Period
Purchase Period	Purchase Price (2)	1996 -2004	2005	2006	2007	2008	2009	2010	2011	2012 (3)	2013 (3)	2014 (3)	YTD 2015(3)	Total
Americas-Core
1996-2004	$254,735	$466,629	$167,854	$134,321	$94,072	$58,820	$44,275	$35,586	$31,123	$24,873	$17,648	$13,061	$5,180	$1,093,442
2005	113,865	—	15,191	59,645	57,928	42,731	30,048	22,351	16,768	13,052	9,747	6,703	2,535	276,699
2006	90,039	—	—	17,363	43,737	34,038	25,351	19,522	16,664	11,895	8,316	5,724	2,175	184,785
2007	179,837	—	—	—	39,413	87,039	69,175	60,230	50,995	39,585	28,244	19,759	7,750	402,190
2008	166,522	—	—	—	—	47,253	72,080	62,363	53,654	42,850	31,307	21,027	7,634	338,168
2009	125,271	—	—	—	—	—	40,703	95,627	84,339	69,385	51,121	35,555	14,046	390,776
2010	148,378	—	—	—	—	—	—	47,076	113,554	109,873	82,014	55,946	21,283	429,746
2011	210,199	—	—	—	—	—	—	—	61,972	174,461	152,908	108,513	41,128	538,982
2012	254,939	—	—	—	—	—	—	—	—	56,901	173,589	146,198	55,719	432,407
2013	392,034	—	—	—	—	—	—	—	—	—	101,614	247,849	110,591	460,054
2014	406,170	—	—	—	—	—	—	—	—	—	—	92,660	136,964	229,624
YTD 2015	237,801	—	—	—	—	—	—	—	—	—	—	—	33,204	33,204
Subtotal	2,579,790	466,629	183,045	211,329	235,150	269,881	281,632	342,755	429,069	542,875	656,508	752,995	438,209	4,810,077
Americas-Insolvency
2004	7,468	743	4,554	3,956	2,777	1,455	496	164	149	108	90	74	12	14,578
2005	29,301	—	3,777	15,500	11,934	6,845	3,318	1,382	466	250	169	102	44	43,787
2006	17,627	—	—	5,608	9,455	6,522	4,398	2,972	1,526	665	419	261	101	31,927
2007	78,525	—	—	—	2,850	27,972	25,630	22,829	16,093	7,551	1,206	714	274	105,119
2008	108,582	—	—	—	—	14,024	35,894	37,974	35,690	28,956	11,650	1,884	621	166,693
2009	156,017	—	—	—	—	—	16,635	81,780	102,780	107,888	95,725	53,945	3,753	462,506
2010	209,117	—	—	—	—	—	—	39,486	104,499	125,020	121,717	101,873	31,465	524,060
2011	181,697	—	—	—	—	—	—	—	15,218	66,379	82,752	85,816	40,761	290,926
2012	252,132	—	—	—	—	—	—	—	—	17,388	103,610	94,141	42,701	257,840
2013	228,252	—	—	—	—	—	—	—	—	—	52,528	82,596	42,622	177,746
2014	149,820	—	—	—	—	—	—	—	—	—	—	37,045	25,913	62,958
YTD 2015	35,523	—	—	—	—	—	—	—	—	—	—	—	240	240
Subtotal	1,454,061	743	8,331	25,064	27,016	56,818	86,371	186,587	276,421	354,205	469,866	458,451	188,507	2,138,380
Europe-Core
2012	20,448	—	—	—	—	—	—	—	—	11,604	8,995	5,641	1,793	28,033
2013	20,377	—	—	—	—	—	—	—	—	—	7,068	8,540	3,961	19,569
2014 (1)	776,189	—	—	—	—	—	—	—	—	—	—	153,180	148,842	302,022
YTD 2015	110,824	—	—	—	—	—	—	—	—	—	—	—	5,882	5,882
Subtotal	927,838	—	—	—	—	—	—	—	—	11,604	16,063	167,361	160,478	355,506
Europe-Insolvency
2014	11,629	—	—	—	—	—	—	—	—	—	—	5	1,662	1,667
YTD 2015	11,347	—	—	—	—	—	—	—	—	—	—	—	515	515
Subtotal	22,976	—	—	—	—	—	—	—	—	—	—	5	2,177	2,182

Total	4,984,665	467,372	191,376	236,393	262,166	326,699	368,003	529,342	705,490	908,684	1,142,437	1,378,812	789,371	7,306,145
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

Collections Productivity (Domestic Portfolio)
The following tables display various collections productivity measures that we track.
Cash Collections per Collector Hour Paid (Domestic Portfolio)

	Core cash collections (1)
	2015	2014	2013	2012	2011
Q1	$247	$223	$193	$166	$162
Q2	245	220	190	169	154
Q3	—	217	191	171	152
Q4	—	203	190	150	137

	Total cash collections (2)
	2015	2014	2013	2012	2011
Q1	$350	$337	$304	$258	$241
Q2	344	354	315	275	243
Q3	—	338	310	279	249
Q4	—	310	308	245	228

	Non-legal cash collections (3)
	2015	2014	2013	2012	2011
Q1	$294	$282	$251	$216	$204
Q2	288	293	261	225	205
Q3	—	280	259	230	212
Q4	—	259	256	200	194

	Non-legal/non-insolvency cash collections (4)
	2015	2014	2013	2012	2011
Q1	$191	$167	$140	$125	$125
Q2	188	158	137	120	116
Q3	—	159	140	122	115
Q4	—	151	138	105	103

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
The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collections by Geography and Type(amounts in thousands)	Q2-2015	Q1-2015	Q4-2014	Q3-2014	Q2-2014	Q1-2014	Q4-2013	Q3-2013
Americas-Core	$218,838	$219,371	$185,921	$189,027	$190,229	$187,818	$158,828	$166,805
Americas-Insolvency	92,974	95,533	103,104	110,544	124,101	120,702	114,384	120,576
Europe-Core	76,602	83,876	84,398	73,172	4,944	4,847	5,714	4,270
Europe-Insolvency	1,210	967	5	—	—	—	—	—
Total Cash Collections	$389,624	$399,747	$373,428	$372,743	$319,274	$313,367	$278,926	$291,651
The following table provides additional details on the composition of our Core cash collections in the United States for the periods indicated.
Core Cash Collections by Source - Domestic Portfolio Only

Cash Collection Source (amounts in thousands)	Q2-2015	Q1-2015	Q4-2014	Q3-2014	Q2-2014	Q1-2014	Q4-2013	Q3-2013
Call Center and Other Collections	$121,148	$122,316	$95,784	$92,814	$90,128	$92,889	$78,661	$85,243
External Legal Collections	49,995	49,578	46,761	49,930	55,011	50,990	46,066	48,274
Internal Legal Collections	42,482	42,464	38,157	41,400	45,090	43,939	34,101	33,288
Total Core Cash Collections - Domestic Only	$213,625	$214,358	$180,702	$184,144	$190,229	$187,818	$158,828	$166,805

Portfolios by Type and Geography (Domestic Portfolio)
The following table categorizes our life to date domestic portfolio purchases as of June 30, 2015, into the major asset types represented (amounts in thousands):

Account Type	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
Major Credit Cards	21,340	54%	$56,977,514	67%	$2,511,552	61%
Consumer Finance	6,714	17	8,720,192	10	156,371	4
Private Label Credit Cards	10,697	27	14,354,682	17	1,262,830	31
Auto Deficiency	678	2	4,837,651	6	156,883	4
Total	39,429	100%	$84,890,039	100%	$4,087,636	100%

(1)	"Face Value" represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	"Original Purchase Price" represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables and has not been reduced by any adjustments, including payments and buybacks.

The following table summarizes our life to date domestic portfolio purchases as of June 30, 2015, into the delinquency categories represented (amounts in thousands).

Account Type	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
Fresh	4,202	11%	$9,375,823	11%	$1,105,824	27%
Primary	5,035	13	9,669,495	11	575,146	14
Secondary	8,656	22	11,648,546	14	575,139	14
Tertiary	4,852	12	6,774,111	8	134,490	3
Insolvency	5,852	15	23,809,269	28	1,518,853	37
Other	10,832	27	23,612,795	28	178,184	5
Total	39,429	100%	$84,890,039	100%	$4,087,636	100%

(1)	"Face Value" represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	"Original Purchase Price" represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables and has not been reduced by any adjustments, including payments and buybacks.
We review the geographic distribution of accounts within a portfolio because we have found that state specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and insolvency trends vary regionally and are factored into our maximum purchase price equation.

The following table summarizes our life to date domestic portfolio purchases as of June 30, 2015, by geographic location (amounts in thousands):

Geographic Distribution	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
California	4,280	11%	$11,175,531	13%	$510,102	12%
Texas	5,304	13	9,090,127	11	358,653	9
Florida	3,162	8	7,935,579	9	360,289	9
New York	2,275	6	4,968,725	6	215,500	5
Ohio	1,798	5	3,189,828	4	167,155	4
Pennsylvania	1,443	4	3,109,262	4	149,707	4
Illinois	1,491	4	3,053,984	4	160,771	4
North Carolina	1,434	4	3,013,143	4	144,428	4
Georgia	1,310	3	2,822,681	3	160,275	4
Other(3)	16,932	42	36,531,179	42	1,860,756	45
Total	39,429	100%	$84,890,039	100%	$4,087,636	100%

(1)	"Face Value" represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	"Original Purchase Price" represents the cash paid to sellers to acquire portfolios of defaulted consumer receivables and has not been reduced by any adjustments, including payments and buybacks.

(3)	Each state included in “Other” represents less than 3% of the face value of total defaulted consumer receivables.
Portfolio Purchasing
The following table displays our quarterly portfolio purchases for the periods indicated.

Portfolio Purchase Source (amounts in thousands)	Q2-2015	Q1-2015	Q4-2014	Q3-2014	Q2-2014	Q1-2014	Q4-2013	Q3-2013
Americas-Core	$98,317	$138,498	$119,714	$118,018	$91,904	$79,085	$65,759	$89,044
Americas-Insolvency	19,111	16,437	24,949	38,535	16,187	72,003	31,987	41,794
Europe-Core (1) (2)	88,499	21,579	123,194	734,803	1,121	1,626	1,763	11,037
Europe-Insolvency	2,450	8,510	11,625	—	—	—	—	—
Total Portfolio Purchasing	$208,377	$185,024	$279,482	$891,356	$109,212	$152,714	$99,509	$141,875
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

The total initial investment by the Polish investment fund in finance receivables is $62.6 million. The gross estimated remaining collections and gross total estimated collections, related to our proportional ownership of the fund, are $120.5 million and $128.5 million, respectively, at June 30, 2015. Our investment revenue is generated from the net collections of the fund (cash collections less direct expenses) which is estimated to be $95.4 million at June 30, 2015.

Estimated Remaining Collections
The following chart shows our ERC by geographical region at June 30, 2015 (amounts in millions).
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
As of June 30, 2015, cash and cash equivalents totaled $56.8 million, compared to $39.7 million at December 31, 2014. We had $1.50 billion in borrowings outstanding as of June 30, 2015, with $547.0 million of availability under all of our credit facilities (subject to the borrowing base and applicable debt covenants). See the "Borrowings" section below for more information.
We have in place forward flow and other commitments for the purchase of defaulted consumer receivables in which the maximum amount that could be purchased is approximately $618.8 million as of June 30, 2015.  Additionally we may enter into new or renewed flow commitments and close on spot transactions in addition to the aforementioned flow agreements.  We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit facility will be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and additional, normal-course portfolio purchasing during the next twelve months. Business acquisitions, adverse outcomes in pending litigation or higher than normal levels of portfolio purchasing could require additional financing from other sources.
For domestic income tax purposes, we recognize revenue using the cost recovery method with respect to our receivable purchasing business.  The IRS has audited and issued a Notice of Deficiency for the tax years ended December 31, 2005 through 2012.  It has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income.  We have filed a petition in the United States Tax Court challenging the deficiency and believe we have sufficient support for the technical merits of our positions.  On April 30, 2015, the IRS and us filed a joint motion to continue the trial date that was previously set for June 22, 2015.  The Tax Court granted the Motion on May 4, 2015.  On July 10, 2015 and July 21, 2015, the IRS filed Motions for Summary Judgment for tax years 2008 through 2012 and 2005 through 2007 respectively. On August 7, 2015, we filed a motion requesting that the Tax Court defer its consideration of the IRS’s summary judgment motions until after the parties have completed discovery.  If the Motion to Defer is denied, then we will have an opportunity to respond to the IRS's summary judgment motions.  If the Tax Court judge grants the Motions for Summary Judgment in favor of the IRS, the Company can appeal to the federal Court of Appeals. If we are unsuccessful in Tax Court and any potential appeals to the federal Circuit Court of Appeals, we may ultimately be required to pay the related deferred taxes, and possibly interest and penalties, which may require additional financing from other sources.  Deferred tax liabilities related to this item were $246.2 million at June 30, 2015. Our estimate of the potential federal and state interest is $86.8 million as of June 30, 2015.

Cash generated from operations is dependent upon our ability to collect on our finance receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our future cash flows.
On December 10, 2014, the Company's board of directors authorized a new share repurchase program to purchase up to $100 million of the Company's outstanding shares of common stock on the open market. Repurchases depend on prevailing market conditions and other factors. The repurchase program may be suspended or discontinued at any time. During the first quarter of 2015, we purchased 1,477,600 shares of our common stock under the new share repurchase program at an average price of $52.65 per share. There were no share repurchases during the three months ended June 30, 2015. At June 30, 2015, the maximum remaining purchase price for share repurchases under the new program is approximately $7.8 million.
Our operating activities provided cash of $96.1 million and $108.6 million for the six months ended June 30, 2015 and 2014, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period.
Our investing activities used cash of $51.8 million and provided cash of $6.8 million during the six months ended June 30, 2015 and 2014, respectively. Cash used in investing activities is primarily driven by acquisitions of defaulted consumer receivables and purchases of property and equipment. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. The majority of the change in cash used in investing activities was due to an increase in acquisitions of finance receivables, to $387.9 million for the six months ended June 30, 2015, from $252.2 million for the six months ended June 30, 2014, offset by an increase in collections applied to principal on finance receivables to $340.9 million for the six months ended June 30, 2015, from $272.2 million for the six months ended June 30, 2014.
Our financing activities used cash of $17.3 million and $0.8 million during the six months ended June 30, 2015 and 2014, respectively. Cash for financing activities is normally provided by draws on our line of credit. Cash used in financing activities is primarily driven by principal payments on our lines of credit, principal payments on long-term debt and repurchases of our common stock. The increase in cash used by financing activities was primarily due to repurchases of our common stock and principal payments on long-term debt partially offset by the net borrowings on our credit facility. During the six months ended June 30, 2015, we repurchased $77.8 million of our common stock compared to $0 for the six months ended June 30, 2014. During the six months ended June 30, 2015, we had payments on long-term debt of $37.5 million compared to $5.0 million for the six months ended June 30, 2014. This was partially offset by net borrowings on our lines of credit of $91.6 million for the six months ended June 30, 2015, compared to $0 during the six months ended June 30, 2014.
Cash paid for interest was $22.9 million and $7.6 million for the six months ended June 30, 2015 and 2014, respectively. Interest was paid on our revolving credit facilities, long-term debt, convertible debt and our interest rate swap agreements. The increase during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, was due mainly to the interest paid on the debt assumed and additional funding required for the Aktiv acquisition. Cash paid for income taxes was $49.6 million and $25.4 million for the six months ended June 30, 2015 and 2014, respectively.
Borrowings
Domestic Revolving Credit and Term Loan

We have a credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). The total credit facility under the Credit Agreement includes an aggregate principal amount of $827.5 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully funded $177.5 million term loan, (ii) a $630 million domestic revolving credit facility, of which $185.5 million is available to be drawn, and (iii) a $20 million multi-currency revolving credit facility, of which $2.0 million is available to be drawn. The facilities all mature on December 19, 2017.  Our revolving credit facility includes a $20.0 million swingline loan sublimit and a $20.0 million letter of credit sublimit. The Credit Agreement is secured by a first priority lien on substantially all of our assets.
Borrowings outstanding on this credit facility at June 30, 2015 consisted of $177.5 million outstanding on the term loan with an annual interest rate as of June 30, 2015 of 2.69% and $462.5 million outstanding in 30-day Eurodollar rate loans on the revolving facility with a weighted average interest rate of 2.72%. At December 31, 2014, the Company's borrowings on this credit facility consisted of $185.0 million outstanding on the term loan with an annual interest rate as of December 31, 2014 of 2.67% and $409.0 million outstanding in 30-day Eurodollar rate loans on the revolving facility with a weighted average interest rate of 2.68%.
Seller Note Payable
In conjunction with the closing of the Aktiv business acquisition on July 16, 2014, we entered into the $169.9 million Seller Note. On May 22, 2015, the Company amended the Seller Note to extend the maturity date to January 19, 2016. The Seller Note bears interest at the three-month LIBOR plus 3.75%. The quarterly interest due can be paid or added into the Seller Note balance at our option. During the three months ended June 30, 2015, we paid the quarterly interest payment of $1.7 million. At June 30, 2015, the balance due on the Seller Note was $169.9 million with an annual interest rate of 4.03%.
Multicurrency Revolving Credit Facility

On October 23, 2014, we entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (“the Multicurrency Revolving Credit Agreement”).  Subsequently, two other lenders joined the credit facility, and on June 12, 2015, we entered into a first amendment to the Multicurrency Revolving Credit Agreement (“the Amended Multicurrency Revolving Credit Agreement”) which provided, among other things, an increase in the total commitments from $500 million to an aggregate of $750 million, subject to certain requirements, and an increase in the maximum ERC ratio from 28% to 33%, subject to the payment of additional associated fees.

Under the terms of the Amended Multicurrency Revolving Credit Agreement, the credit facility includes an aggregate amount of $750.0 million, of which $319.5 million is available to be drawn, accrues interest at the IBOR plus 2.50-3.30% (as determined by the ERC Ratio as defined in the Amended Multicurrency Revolving Credit Agreement), bears an unused line fee of 0.35% per annum, payable monthly in arrears, and matures on October 23, 2019. The Amended Multicurrency Revolving Credit Agreement also includes an Overdraft Facility aggregate amount of $40.0 million, of which $40.0 million is available to be drawn, accrues interest at the IBOR plus 2.50-3.30% (as determined by the ERC Ratio as defined in the Amended Multicurrency Revolving Credit Agreement), bears a facility line fee of 0.50% per annum, payable quarterly in arrears, and also matures October 23, 2019.
The Amended Multicurrency Revolving Credit Agreement is secured by i) the shares of most of the subsidiaries of Aktiv ii) all intercompany loans to Aktiv's subsidiaries.
At June 30, 2015, the balance on the Amended Multicurrency Revolving Credit Agreement was $430.5 million, with an annual interest rate of 3.23%.

Convertible Senior Notes
On August 13, 2013, we completed the private offering of $287.5 million in aggregate principal amount of the Notes. The Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "Indenture") between us and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are senior unsecured obligations of the Company and mature onAugust 1, 2020. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning as of February 1, 2014.
We believe we were in compliance with all covenants under our financing arrangements as of June 30, 2015 and December 31, 2014.
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
Stockholders’ Equity
Stockholders’ equity was $897.9 million at June 30, 2015 and $902.2 million at December 31, 2014. The decrease was primarily attributable to $77.8 million in share repurchases and a $37.6 million increase in accumulated net foreign currency translation losses. This was partially offset by $109.6 million in net income during the six months ended June 30, 2015.

Contractual Obligations
Our contractual obligations as of June 30, 2015 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$39,716	$11,629	$18,487	$7,433	$2,167
Lines of credit (1)	1,022,379	28,198	511,128	483,053	—
Long-term debt (2)	685,803	199,490	177,250	17,250	291,813
Purchase commitments (3)	622,482	552,550	43,093	26,839	—
Employment agreements	22,399	8,167	14,232	—	—
Total	$2,392,779	$800,034	$764,190	$534,575	$293,980

(1)
This amount includes estimated interest and unused line fees due on our domestic and multicurrency lines of credit and assumes that the balances on the lines of credit remain constant from the June 30, 2015 balances of $462.5 million and $430.5 million, respectively.

(2)	This amount includes scheduled interest and principal payments on our term loans and our convertible debt.

(3)
This amount includes the maximum remaining amount to be purchased under forward flow and other contracts for the purchase of defaulted finance receivables in the amount of approximately $618.8 million.

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

In April 2015, FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement” ("ASU 2015-05"). ASU 2015-05 provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity can elect to adopt the new guidance either prospectively for all arrangements entered into or materially modified after the effective date, or on a retrospective basis. We are currently evaluating the impact of adopting this guidance on our financial position and results of operations.

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

The Company performs its annual goodwill assessment as of October 1. The option of whether to perform a qualitative assessment or to proceed directly to a two-step quantitative test is made from year-to-year and can vary by reporting unit. At October 1, 2014, we performed a qualitative assessment of our reporting units. Factors we considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying value of the net assets of our reporting units, changes in our share price, and other relevant Company specific events. We also considered the impact of changes in the estimates and assumptions used in our fair value estimates. Based on our evaluation, we determined that our reporting units were not at risk of failing a Step 1 impairment test under ASC 350. We believe that nothing has occurred since the review was performed through June 30, 2015 that would indicate a triggering event and thereby necessitate further evaluation of goodwill or other intangible assets. We expect to perform our next annual goodwill review during the fourth quarter of 2015.

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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were $1.2 billion as of June 30, 2015. Assuming a 25 basis point decrease in interest rates, for example, interest expense over the following twelve months would decrease by an estimated $2.7 million. Assuming a 50 basis point increase in interest rates, interest expense over the following twelve months would increase by an estimated $5.4 million.

To reduce the exposure to changes in the market rate of interest, we have entered into interest rate swap agreements for a portion of our floating rate financing arrangements. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate. For the majority of our floating rate financing arrangements, we have no interest rate swap agreements in place. At June 30, 2015, approximately 30% of the net borrowings at PRA Europe were hedged, reducing the related currency exchange risk.

The fair value of our interest rate swap agreements was a net liability of $0.9 million at June 30, 2015. A hypothetical 25 basis point decrease in interest rates would cause a decrease in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be a liability of $2.2 million at June 30, 2015. Conversely, a hypothetical 50 basis point increase in interest rates would cause an increase in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be an asset of $1.7 million at June 30, 2015.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in foreign currencies, including the euro, the Great British pound, the Canadian dollar, Norwegian kroner, Swiss franc, Danish kroner, Swedish kroner and Polish zloty. In the three months ended June 30, 2015, we generated $54.1 million of revenues from operations outside the United States and used six functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.

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

When an entity’s functional currency is different than the reporting currency of its parent, foreign currency translation adjustments may occur. Foreign currency translation adjustments are included as a component of other comprehensive income/(loss) in our consolidated statements of comprehensive income/(loss) and as a component of stockholders’ equity in our consolidated balance sheets.

We are taking measures to mitigate the impact of foreign currency fluctuations. We have restructured our European operations so that portfolio ownership and collections will generally occur within the same entity. Our European credit facility is a multi-currency facility, allowing us to borrow in the same currency as our entity’s functional currency. We strive to maintain the distribution of our European borrowings within defined thresholds based on the currency composition of our finance receivables portfolios. When those thresholds are exceeded, we engage in foreign exchange spot transactions to mitigate our risk.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, because we completed the Aktiv acquisition during the third quarter of 2014, we are still in the process of assessing Aktiv’s controls for design and operating effectiveness. We intend to complete that assessment in time to include the results in our 2015 annual evaluation of internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Portfolio Recovery Associates, LLC v. Guadalupe Mejia
On May 11, 2015, an unfavorable jury verdict was delivered against the Company in a matter pending in Jackson County, Missouri. The jury awarded Guadalupe Mejia $251,000 in compensatory damages and $82,009,549 in punitive damages (altogether, the “Award”) for her counter-claim against the Company, alleging malicious prosecution and impermissible collection practices. The Company believes the verdict and magnitude of the Award to be erroneous and has filed a motion to set aside the Award. Unless reduced or overturned, the Award could have a material adverse effect on the Company's financial condition and/or operations. Refer to Note 10 “Commitments and Contingencies” of our Consolidated Financial Statements for information regarding additional legal and regulatory proceedings in which we are involved.
In addition to the foregoing, we and our subsidiaries are from time to time subject to a variety of routine legal and regulatory claims, inquiries and proceedings, most of which are incidental to the ordinary course of our business.  We initiate lawsuits against customers and are occasionally countersued by them in such actions.  Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against us in which they allege that we have violated a state or federal law in the process of collecting on an account.  From time to time, other types of lawsuits are brought against us. While the outcome of any of these routine claims, inquiries or proceedings cannot be predicted with certainty, we do not believe that any of our other pending legal proceedings could reasonably be expected to have a material adverse effect on our financial condition, results of operations and cash flows.

Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our 2014 Annual Report on Form 10-K filed on March 2, 2015, together with the additional risk factors discussed below and all other information included herein or incorporated by reference in our reports filed with the SEC. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and investors could lose all or part of their investment.

Adverse litigation outcomes could have an adverse effect on our results of operations, cash flows and financial position.

It is likely that legal actions, proceedings and other claims arising out of the collection of defaulted consumer receivables will continue to be filed against us, such as the recent Award, and our debt collection affiliates for the foreseeable future. Victories by plaintiffs in highly publicized cases against us or other debt collection companies may stimulate further claims. A material increase in the number of pending claims could significantly increase our defense costs. In addition, adverse outcomes in pending cases could have adverse effects on our operations and financial condition, and our ability to prevail in other related litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

3.1	Amended and Restated By-Laws of PRA Group, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 22, 2015).

10.1
Fourth Amendment, entered into as of June 2, 2015, to the Credit Agreement dated as of December 19, 2012 by and among PRA Group, Inc., its domestic wholly-owned subsidiaries as guarantors, certain lenders, Bank of America, N.A. as administrative agent, swing line lender, and L/C issuer, and certain other agents and arrangers named therein. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 3, 2015).

10.2
First Amendment, entered into as of June 12, 2015, to the Credit Facility dated as of October 23, 2014 by and among SHCO 54 S.à r.l., a Luxembourg subsidiary of PRA Group, Inc. and its Swiss Branch, SHCO 54 S.à r.l Luxemburg, Zug Branch, along with certain of their affiliates as Guarantors, DNB Bank ASA as the mandated lead arranger, facility agent, bookrunner and security agent, and certain lenders, other agents and arrangers named therein. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 16, 2015).

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

PRA GROUP, INC.
(Registrant)

Date: August 10, 2015	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 10, 2015	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson Chief Financial and Administrative Officer, Executive Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)