Form 10-Q
period 2015-09-30
PRA GROUP INC
filed 2015-11-06
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2015
Common Stock, $0.01 par value	48,206,421

PRA GROUP, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2015 and December 31, 2014
(unaudited)
(Amounts in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$69,111	$39,661
Investments	75,985	89,703
Finance receivables, net	2,167,178	2,001,790
Other receivables, net	24,648	12,959
Income taxes receivable	12,840	—
Net deferred tax asset	831	6,126
Property and equipment, net	46,105	48,258
Goodwill	502,383	527,445
Intangible assets, net	24,458	10,933
Other assets	61,011	41,876
Total assets	$2,984,550	$2,778,751
Liabilities and Equity
Liabilities:
Accounts payable	$3,693	$4,446
Accrued expenses	97,123	89,361
Income taxes payable	9,534	11,020
Other liabilities	4,460	5,962
Net deferred tax liability	267,587	255,587
Interest bearing deposits	46,277	27,704
Borrowings	1,654,457	1,482,456
Total liabilities	2,083,131	1,876,536
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares - 0	—	—
Common stock, par value $0.01, 100,000 authorized shares, 48,204 issued and outstanding shares at September 30, 2015, and 49,577 issued and outstanding shares at December 31, 2014	482	496
Additional paid-in capital	31,344	111,659
Retained earnings	1,032,966	906,010
Accumulated other comprehensive loss	(201,275)	(115,950)
Total stockholders’ equity - PRA Group, Inc.	863,517	902,215
Noncontrolling interest	$37,902	$—
Total equity	$901,419	$902,215
Total liabilities and total equity	$2,984,550	$2,778,751
The accompanying notes are an integral part of these consolidated financial statements.

PRA GROUP, INC.
CONSOLIDATED INCOME STATEMENTS
For the three and nine months ended September 30, 2015 and 2014
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Income recognized on finance receivables, net	$208,184	$224,326	$656,651	$584,814
Fee income	17,803	12,757	44,734	42,875
Other revenue	3,443	1,890	10,448	2,549
Total revenues	229,430	238,973	711,833	630,238
Operating expenses:
Compensation and employee services	66,084	65,237	199,675	169,083
Legal collection fees	13,715	13,778	41,520	35,982
Legal collection costs	18,879	20,367	59,289	72,329
Agent fees	7,961	5,988	24,006	8,902
Outside fees and services	12,583	17,210	37,846	40,114
Communication	8,021	8,642	26,512	25,370
Rent and occupancy	3,684	3,283	10,723	8,032
Depreciation and amortization	5,413	4,949	14,939	13,107
Other operating expenses	38,963	11,330	58,151	25,111
Total operating expenses	175,303	150,784	472,661	398,030
Income from operations	54,127	88,189	239,172	232,208
Other income and (expense):
Interest expense	(16,787)	(11,807)	(45,015)	(21,733)
Net foreign currency transaction gain/(loss)	(3,160)	3,258	7,213	(2,931)
Income before income taxes	34,180	79,640	201,370	207,544
Provision for income taxes	16,597	28,473	74,227	78,030
Net income	$17,583	$51,167	$127,143	$129,514
Less net income attributable to noncontrolling interest	187	—	187	—
Net income attributable to PRA Group, Inc.	$17,396	$51,167	$126,956	$129,514
Net income per common share:
Basic	$0.36	$1.02	$2.62	$2.59
Diluted	$0.36	$1.01	$2.61	$2.57
Weighted average number of shares outstanding:
Basic	48,265	50,075	48,438	50,023
Diluted	48,498	50,439	48,693	50,413
The accompanying notes are an integral part of these consolidated financial statements.

PRA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
For the three and nine months ended September 30, 2015 and 2014
(unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$17,583	$51,167	$127,143	$129,514
Other comprehensive loss:
Change in foreign currency translation	(47,738)	(47,541)	(85,325)	(45,182)
Comprehensive (loss)/income	$(30,155)	$3,626	$41,818	$84,332
Comprehensive income/(loss) attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	187	—	187	—
Change in foreign currency translation	(7,466)	—	(7,466)	—
Comprehensive (loss) attributable to noncontrolling interest	(7,279)	—	(7,279)	—
Comprehensive (loss)/income attributable to PRA Group, Inc.	$(22,876)	$3,626	$49,097	$84,332
The accompanying notes are an integral part of these consolidated financial statements.

PRA GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2015
(unaudited)
(Amounts in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Interest	Equity
Balance at December 31, 2014	49,577	$496	$111,659	$906,010	$(115,950)	$—	$902,215
Components of comprehensive income:
Net income	—	—	—	126,956	—	187	127,143
Foreign currency translation adjustment	—	—	—	—	(85,325)	(7,466)	(92,791)
Initial noncontrolling interests related to business acquisition	—	—	—	—	—	45,181	45,181
Vesting of nonvested shares	237	2	(2)	—	—	—	—
Repurchase and cancellation of common stock	(1,610)	(16)	(85,486)	—	—	—	(85,502)
Share-based compensation	—	—	11,535	—	—	—	11,535
Income tax benefit from share-based compensation	—	—	4,115	—	—	—	4,115
Employee stock relinquished for payment of taxes	—	—	(10,477)	—	—	—	(10,477)
Balance at September 30, 2015	48,204	$482	$31,344	$1,032,966	$(201,275)	$37,902	$901,419
The accompanying notes are an integral part of these consolidated financial statements.

PRA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2015 and 2014
(unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$127,143	$129,514
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	11,535	9,456
Depreciation and amortization	14,939	13,107
Amortization of debt discount	3,178	3,027
Amortization of debt fair value	—	(3,595)
Deferred tax expense	11,474	31,055
Net foreign currency transaction (gain)/loss	(7,213)	2,931
Changes in operating assets and liabilities:
Other assets	(15,201)	1,622
Other receivables	(12,917)	4,225
Accounts payable	(2,762)	(16,328)
Income taxes receivable/payable, net	(13,405)	(111)
Accrued expenses	9,479	7,125
Other liabilities	(760)	(9,603)
Net cash provided by operating activities	125,490	172,425
Cash flows from investing activities:
Purchases of property and equipment	(10,520)	(16,513)
Acquisition of finance receivables, net of buybacks	(729,992)	(412,740)
Collections applied to principal on finance receivables	513,473	420,570
Business acquisitions, net of cash acquired	(1,423)	(851,183)
Purchase of investments	(45,513)	—
Proceeds from sales and maturities of investments	58,551	—
Net cash used in investing activities	(215,424)	(859,866)
Cash flows from financing activities:
Income tax benefit from share-based compensation	4,115	4,159
Proceeds from lines of credit	645,119	485,000
Principal payments on lines of credit	(406,259)	(48,500)
Repurchases of common stock	(85,502)	—
Principal payments on long-term debt	(43,624)	(7,500)
Proceeds from long-term debt	—	169,938
Payments of line of credit origination costs and fees	(5,000)	—
Net increase in interest-bearing deposits	20,612	51
Net cash provided by financing activities	129,461	603,148
Effect of exchange rate on cash and cash equivalents	(10,077)	(7,411)
Net increase/(decrease) in cash and cash equivalents	29,450	(91,704)
Cash and cash equivalents, beginning of period	39,661	162,004
Cash and cash equivalents, end of period	$69,111	$70,300
Supplemental disclosure of cash flow information:
Cash paid for interest	$38,344	$21,097
Cash paid for income taxes	70,527	41,682
The accompanying notes are an integral part of these consolidated financial statements.

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Organization and Business:
Throughout this report, the terms "PRA Group," "our," "we," "us," the "Company" or similar terms refer to PRA Group, Inc. and its subsidiaries.
PRA Group, Inc., a Delaware corporation, and its subsidiaries, is a financial and business service company operating in the Americas and Europe.  The Company’s primary business is the purchase, collection and management of portfolios of nonperforming loans. The Company also services receivables on behalf of clients, provides business tax revenue administration, audit, discovery and recovery services for state and local governments in the U.S., provides class action claims settlement recovery services and related payment processing to corporate clients, and provides vehicle location, skip tracing and collateral recovery services for auto lenders, governments and law enforcement.
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
On August 3, 2015, the Company acquired 55% of the equity interest in RCB Investimentos S.A. (“RCB”). The remaining 45% of the equity interest in RCB is owned by the founders and previous owners of RCB. RCB was founded in 2007 and is a leading master servicing platform for nonperforming loans in Brazil. RCB specializes in structuring, investing and operating receivable and credit-related assets. The founders of RCB entered into long-term employment agreements with the Company and will continue to manage RCB's local business in Brazil. The consolidated income statement for the three and nine months ended September 30, 2015 includes the results of operations of RCB from August 3, 2015 through September 30, 2015.

The Company’s investment for the 55% ownership of RCB was paid for with approximately $55.2 million in cash which was borrowed under its existing domestic revolving credit facility. The majority of cash paid by the Company to acquire the equity interest in RCB is expected to be used in the ordinary course of business. As part of the investment and call option agreements, the Company has the right to purchase the remaining 45% of RCB at certain multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA") beginning on August 3, 2019 and lasting for two years.

In accordance with ASC Topic 810, “Consolidation”, the Company has consolidated all financial statement accounts of RCB in its consolidated balance sheet as of September 30, 2015 and its consolidated income statement for the three and nine months ended September 30, 2015. The noncontrolling interest amount is included as a separate component of stockholders’ equity and represents the 45% interest not controlled by the Company. In addition, net income attributable to the noncontrolling interest is stated separately in the consolidated income statement for the three and nine months ended September 30, 2015. Due to the immateriality of the RCB acquisition, proforma financial information and the amount of revenue and earnings included in the Company's consolidated income statements has not been provided.
The following table shows the amount of revenue generated for the three and nine months ended September 30, 2015 and 2014 and long-lived assets held at September 30, 2015 and 2014 for the United States, the Company's country of domicile, and outside of the United States (amounts in thousands):

	As Of And For The		As Of And For The
	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$176,038	$36,801	$188,134	$35,411
Outside the United States	53,392	9,304	50,839	10,558
Total	$229,430	$46,105	$238,973	$45,969

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As Of And For The		As Of And For The
	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$545,636	$36,801	$573,048	$35,411
Outside the United States	166,197	9,304	57,190	10,558
Total	$711,833	$46,105	$630,238	$45,969
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and disclosures required by U.S. GAAP for complete financial statements.  In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheet as of September 30, 2015, its consolidated income statements and statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014, its consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2015, and its consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014.  The consolidated income statements of the Company for the three and nine months ended September 30, 2015 may not be indicative of future results.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K, filed on March 2, 2015.

2.	Finance Receivables, net:
Changes in finance receivables, net for the three and nine months ended September 30, 2015 and 2014 were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$2,012,552	$1,219,595	$2,001,790	$1,239,191
Acquisitions of finance receivables (1)	342,134	894,779	729,992	1,146,947
Foreign currency translation adjustment	(14,939)	(52,247)	(51,131)	(51,858)
Cash collections	(380,753)	(372,743)	(1,170,124)	(1,005,384)
Income recognized on finance receivables, net	208,184	224,326	656,651	584,814
Cash collections applied to principal	(172,569)	(148,417)	(513,473)	(420,570)
Balance at end of period	$2,167,178	$1,913,710	$2,167,178	$1,913,710
(1) Acquisitions of finance receivables are net of buybacks and include certain capitalized acquisition related costs.
At the time of acquisition, each pool is estimated to have a life of up to 120 months based on projected amounts and timing of future cash collections using the proprietary models of the Company. At September 30, 2015, the weighted average remaining life of the Company's pools is estimated to be approximately 116 months. Based upon current projections, cash collections applied to principal on finance receivables as of September 30, 2015 are estimated to be as follows for the twelve months in the periods ending (amounts in thousands):

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

September 30, 2016	$573,084
September 30, 2017	461,334
September 30, 2018	366,564
September 30, 2019	287,432
September 30, 2020	192,356
September 30, 2021	140,797
September 30, 2022	87,967
September 30, 2023	40,948
September 30, 2024	16,696
$2,167,178
At September 30, 2015, the Company had unamortized purchased principal (purchase price) in pools accounted for under the cost recovery method of $12.9 million; at December 31, 2014, the amount was $17.1 million.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows. Changes in accretable yield for the three and nine months ended September 30, 2015 and 2014 were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$2,538,647	$1,481,826	$2,513,185	$1,430,067
Income recognized on finance receivables, net	(208,184)	(224,326)	(656,651)	(584,814)
Additions	218,182	1,172,796	564,452	1,377,416
Net reclassifications from nonaccretable difference	139,923	84,074	308,904	290,431
Foreign currency translation adjustment	(4,425)	(59,040)	(45,747)	(57,770)
Balance at end of period	$2,684,143	$2,455,330	$2,684,143	$2,455,330
The following is a summary of activity within the Company’s valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$92,681	$86,849	$86,166	$91,101
Allowance charges	11,335	2,992	18,930	5,765
Reversal of previous recorded allowance charges	—	(4,690)	(1,080)	(11,715)
Net allowance charges/(reversals)	11,335	(1,698)	17,850	(5,950)
Ending balance	$104,016	$85,151	$104,016	$85,151

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Investments:

Investments consist of the following at September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015	December 31, 2014
Trading
Short-term investments	$—	$37,405
Available-for-sale
Securitized assets	7,050	3,721
Held-to-maturity
Securitized assets	53,500	31,017
Other investments
Private equity funds	15,435	17,560
	$75,985	$89,703
Trading

Short-term investments: The Company’s short-term investments are comprised of money market mutual funds and are stated at fair value. Fair value is estimated using the net asset value of the investment. Unrealized gains and losses are recorded in earnings.

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

Held-to-Maturity

Investments in securitized assets: The Company holds a majority interest in a closed-end Polish investment fund. The fund was formed in December 2014 to acquire portfolios of nonperforming consumer loans in Poland. The Company’s investment consists of a 100% interest in the fund's Series B certificates and a 20% interest in the fund's Series C certificates. Each certificate comes with one vote and is governed by a co-investment agreement. The Series B certificates, which provide a preferred return based on the expected net income of the portfolios, are accounted for as a beneficial interest in securitized financial assets and stated at amortized cost. The Company has determined it has the ability and intent to hold these certificates until maturity, which require repayment in fixed amounts on specific dates. The preferred return is not a guaranteed return. Income is recognized under ASC Topic 325-40, "Beneficial Interests in Securitized Financial Assets" ("ASC 325-40"). Income is recognized using the effective yield method. The Company adjusts the yield for changes in estimated cash flows prospectively through earnings. If the fair value of the investment falls below its carrying amount and the decline is deemed to be other than temporary, the investment is written down, with a corresponding charge to earnings. The underlying securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments. Accordingly, it is difficult to accurately predict the final maturity date of these investments. Revenues recognized on these investments were $1.8 million and $4.9 million during the three and nine months ended September 30, 2015, and are recorded in the Other Revenue line item in the income statement.

Other Investments

Investments in private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 3% interest and are carried at cost. Distributions received from the partnerships are included in other

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

revenue. Distributions received in excess of the Company's proportionate share of accumulated earnings are applied as a reduction of the cost of the investment.

The amortized cost and estimated fair value of available-for sale and held-to-maturity investments at September 30, 2015 and December 31, 2014 were as follows (amounts in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Securitized assets	$6,696	354	—	$7,050
Held-to-maturity
Securitized assets	53,500	5,822	—	59,322
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Securitized assets	$3,721	—	—	$3,721
Held-to-maturity
Securitized assets	31,017	—	—	31,017

4.	Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	September 30, 2015	December 31, 2014
Domestic and Canadian revolving credit	$478,250	$409,000
Domestic term loan	173,750	185,000
Seller note payable	169,938	169,938
Multicurrency revolving credit	568,503	427,680
Aktiv subordinated loan	—	30,000
Convertible senior notes	287,500	287,500
Less: debt discount	(23,484)	(26,662)
Total	$1,654,457	$1,482,456
Domestic and Canadian Revolving Credit and Term Loan
The Company has a credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (such agreement as later amended or modified, the “Credit Agreement”). On August 4, 2015, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement.  Among other things, the Fifth Amendment (a) added Bank of America, N.A., acting through its Canada branch, as Canadian Administrative Agent under the Credit Agreement, (b) added the Company’s wholly-owned subsidiary, PRA Group Canada Inc., as a Borrower under the Credit Agreement, (c) removed the Financial Covenant with respect to Consolidated Tangible Net Worth, (d) terminated the Multi Currency Revolving B Commitments, (e) added $50.0 million of Canadian Revolving Commitments, (f) modified the definition of Permitted Acquisitions to increase the baskets included therein, (g) permits Company subsidiaries organized under the laws of Brazil to borrow up to $150.0 million and to grant liens with respect to such borrowings, and (h) acknowledged the change of the Company’s legal name in October 2014 to PRA Group, Inc. On September 30, 2015, the Company entered into a sixth amendment which increased the allowable amount of stock repurchases during the term of the agreement to $315 million and removed the covenant that the Company cannot exceed $100 million in share repurchases during a given year. The aggregate commitments under the Credit Agreement have not changed.

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The total credit facility under the Credit Agreement includes an aggregate principal amount of $823.8 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $173.8 million term loan, (ii) a $600 million domestic revolving credit facility, of which $138.8 million is available to be drawn, and (iii) a $50 million Canadian revolving credit facility, of which $32.9 million is available to be drawn. The facilities all mature on December 19, 2017. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. The Company’s revolving credit facility includes a $20 million swingline loan sublimit, and a $20 million letter of credit sublimit.
The Credit Agreement is secured by a first priority lien on substantially all of the Company’s assets. The Credit Agreement, as amended and modified, contains restrictive covenants and events of default including the following:

•	borrowings may not exceed 33% of the ERC of all eligible asset pools plus 75% of eligible accounts receivable;

•	the consolidated leverage ratio (as defined in the Credit Agreement) cannot exceed 2.0 to 1.0 as of the end of any fiscal quarter;

•	capital expenditures during any fiscal year cannot exceed $40 million;

•	cash dividends and distributions during any fiscal year cannot exceed $20 million;

•	stock repurchases during the term of the agreement cannot exceed $315 million;

•	permitted acquisitions (as defined in the Credit Agreement) during any fiscal year cannot exceed $250 million;

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
The Company's borrowings on this credit facility at September 30, 2015 consisted of $173.8 million outstanding on the term loan with an annual interest rate as of September 30, 2015 of 2.69% and $478.3 million outstanding on the revolving facilities with a weighted average interest rate of 2.74%. At December 31, 2014, the Company's borrowings on this credit facility consisted of $185.0 million outstanding on the term loan with an annual interest rate as of December 31, 2014 of 2.67% and $409.0 million outstanding on the revolving facility with a weighted average interest rate of 2.68%.
Seller Note Payable
In conjunction with the closing of the Aktiv Kapital AS ("Aktiv") business acquisition on July 16, 2014, the Company entered into a $169.9 million promissory note (the "Seller Note") with an affiliate of the seller. On May 22, 2015, the Company amended the Seller Note to extend the maturity date to January 19, 2016 and allow for an option for the Company to extend the maturity to July 19, 2016. The Seller Note bears interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 3.75%. The quarterly interest due can be paid or added into the Seller Note balance at the Company's option. At September 30, 2015, the balance due on the Seller Note was $169.9 million with an annual interest rate of 4.08%.
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

Under the terms of the Amended Multicurrency Revolving Credit Agreement, the credit facility includes an aggregate amount of $750 million, of which $199.3 million is available to be drawn, accrues interest at the Interbank Offered Rate ("IBOR") plus 2.50-3.30% (as determined by the ERC Ratio as defined in the Amended Multicurrency Revolving Credit Agreement), bears an unused line fee of 1.05% per annum, payable monthly in arrears, and matures on October 23, 2019. The Amended Multicurrency Revolving Credit Agreement also includes an Overdraft Facility aggregate amount of $40 million, of which $22.2 million is

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

available to be drawn, accrues interest at the IBOR plus 2.50-3.30% (as determined by the ERC Ratio as defined in the Amended Multicurrency Revolving Credit Agreement), bears a facility line fee of 0.50% per annum, payable quarterly in arrears, and also matures October 23, 2019.
The Amended Multicurrency Revolving Credit Agreement is secured by i) the shares of most of the Company's European subsidiaries and ii) all intercompany loan receivables in Europe. The Amended Multicurrency Revolving Credit Agreement also contains restrictive covenants and events of default including the following:

•	the ERC Ratio (as defined in the Amended Multicurrency Revolving Credit Agreement) may not exceed 33%;

•	the GIBD Ratio (as defined in the Amended Multicurrency Revolving Credit Agreement) cannot exceed 3.0 to 1.0 as of the end of any fiscal quarter;

•	interest bearing deposits in AK Nordic AB cannot exceed SEK 500,000,000;

•	cash collections must exceed 95% of Europe's ERC for the same set of portfolios, measured monthly on a quarterly basis.

At September 30, 2015, the balance on the Amended Multicurrency Revolving Credit Agreement was $568.5 million, with an annual interest rate of 3.55%.
Aktiv Subordinated Loan
On December 16, 2011, Aktiv entered into a subordinated loan agreement with Metrogas Holding Inc., an affiliate with Geveran Trading Co. Ltd. During the first quarter of 2015, the Company elected to prepay (as allowed for in the agreement) the outstanding balance on the Aktiv subordinated loan of $30.0 million and terminate the agreement. The Aktiv subordinated loan accrued interest at LIBOR plus 3.75%, and originally was scheduled to mature on January 16, 2016.
Convertible Senior Notes
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of the Company’s 3.00% Convertible Senior Notes due 2020 (the “Notes”). The Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "Indenture") between the Company and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are senior unsecured obligations of the Company and mature on August 1, 2020. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year. Prior to February 1, 2020, the Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the Notes will be convertible at any time. Upon conversion, the Notes may be settled, at the Company’s option, in cash, shares of the Company’s common stock, or any combination thereof. Holders of the Notes have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may, under certain circumstances, be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. The conversion rate for the Notes is initially 15.2172 shares per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $65.72 per share of the Company’s common stock, and is subject to adjustment in certain circumstances pursuant to the Indenture. The Company does not have the right to redeem the Notes prior to maturity. As of September 30, 2015, none of the conditions allowing holders of the Notes to convert their Notes had occurred.
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
(unaudited)

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
The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	September 30, 2015	December 31, 2014
Liability component - principal amount	$287,500	$287,500
Unamortized debt discount	(23,484)	(26,662)
Liability component - net carrying amount	$264,016	$260,838
Equity component	$31,306	$31,306
The debt discount is being amortized into interest expense over the remaining life of the Notes using the effective interest rate, which is 4.92%.
Interest expense related to the Notes was as follows for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense - stated coupon rate	$2,156	$2,156	$6,468	$6,469
Interest expense - amortization of debt discount	1,074	1,023	3,178	3,027
Total interest expense - convertible notes	$3,230	$3,179	$9,646	$9,496
The Company believes it was in compliance with all covenants under its financing arrangements as of September 30, 2015 and December 31, 2014.
The following principal payments are due on the Company's borrowings as of September 30, 2015 for the twelve month periods ending (amounts in thousands):

September 30, 2016	$188,688
September 30, 2017	35,000
September 30, 2018	598,250
September 30, 2019	—
September 30, 2020	568,503
Thereafter	287,500
Total	$1,677,941

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	Property and Equipment, net:
Property and equipment, at cost, consisted of the following as of the dates indicated (amounts in thousands):

	September 30, 2015	December 31, 2014
Software	$60,847	$53,076
Computer equipment	21,629	20,488
Furniture and fixtures	13,183	11,502
Equipment	12,923	12,880
Leasehold improvements	13,125	14,429
Building and improvements	7,230	7,049
Land	1,296	1,269
Accumulated depreciation and amortization	(84,128)	(72,435)
Property and equipment, net	$46,105	$48,258
Depreciation and amortization expense relating to property and equipment for the three and nine months ended September 30, 2015, was $3.9 million and $11.5 million, respectively. Depreciation and amortization expense relating to property and equipment for the three and nine months ended September 30, 2014, was $3.6 million and $9.5 million, respectively.

6.	Goodwill and Intangible Assets, net:
In connection with the Company’s business acquisitions, the Company acquired certain tangible and intangible assets. Purchased intangible assets include client and customer relationships, non-compete agreements, trademarks and goodwill. Pursuant to ASC 350, the Company performs an annual review of goodwill on October 1 or more frequently if indicators of impairment exist. The Company performed an annual review of goodwill as of October 1, 2014, and concluded that it was more likely than not that the carrying value of goodwill did not exceed its fair value. The Company believes that nothing has occurred since the review was performed through September 30, 2015 that would indicate a triggering event and thereby necessitate further evaluation of goodwill or other intangible assets. The Company expects to perform its next annual goodwill review during the fourth quarter of 2015.
At September 30, 2015 and 2014, the carrying value of goodwill was $502.4 million and $594.4 million, respectively. The following table represents the changes in goodwill for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period:
Goodwill	$509,398	$111,519	$533,842	$110,240
Accumulated impairment loss	(6,397)	(6,397)	(6,397)	(6,397)
	503,001	105,122	527,445	103,843
Changes:
Acquisitions	32,044	512,049	32,044	512,049
Foreign currency translation adjustment	(32,662)	(22,770)	(57,106)	(21,491)
Net change in goodwill	(618)	489,279	(25,062)	490,558

Goodwill	508,780	600,798	508,780	600,798
Accumulated impairment loss	(6,397)	(6,397)	(6,397)	(6,397)
Balance at end of period	$502,383	$594,401	$502,383	$594,401

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The $32.0 million increase in goodwill during the three and nine months ended September 30, 2015, is a result of the acquisition of 55% of the equity interest in RCB on August 3, 2015. Goodwill recognized from the acquisition of RCB represents, among other things, RCB's leading master servicing platform for nonperforming loans in Brazil, an established workforce, the future economic benefits arising from a new market and expanded geographical diversity. The acquired goodwill is not deductible for U.S. income tax purposes.

7.	Share-Based Compensation:
The Company has an Omnibus Incentive Plan (the "Plan") to assist the Company in attracting and retaining selected individuals to serve as employees and directors who are expected to contribute to the Company's success and to achieve long-term objectives that will benefit stockholders of the Company. The Plan enables the Company to award shares of the Company's common stock to select employees and directors, as described in the Plan, not to exceed 5,400,000 shares, as authorized by the Plan.
As of September 30, 2015, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive ("LTI") Program) is estimated to be $12.2 million with a weighted average remaining life for all nonvested shares of 1.7 years (not including nonvested shares granted under the LTI program).
Total share-based compensation expense was $3.9 million and $11.5 million for the three and nine months ended September 30, 2015, respectively. Total share-based compensation expense was $4.0 million and $9.5 million for the three and nine months ended September 30, 2014, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense (windfall tax benefits) recognized under the provisions of ASC Topic 718 "Compensation-Stock Compensation" ("ASC 718") are credited to additional paid-in capital in the Company's Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $0.1 million and $7.9 million for the three and nine months ended September 30, 2015, respectively. The total tax benefit realized from share-based compensation was approximately $0.3 million and $7.9 million for the three and nine months ended September 30, 2014, respectively.
Nonvested Shares
With the exception of the awards made pursuant to the LTI program and a few employee and director grants, the nonvested shares vest ratably over three to five years and are expensed over their vesting period.
The following summarizes all nonvested share transactions, excluding those related to the LTI program, from December 31, 2013 through September 30, 2015 (share amounts in thousands):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2013	226	$29.58
Granted	272	56.69
Vested	(155)	37.34
Cancelled	(4)	50.41
December 31, 2014	339	47.34
Granted	100	53.29
Vested	(107)	35.72
Cancelled	(4)	47.17
September 30, 2015	328	$52.95
The total grant date fair value of shares vested during the three and nine months ended September 30, 2015, was $0.7 million and $3.8 million, respectively. The total grant date fair value of shares vested during the three and nine months ended September 30, 2014, was $0.2 million and $3.3 million, respectively.

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Pursuant to the Plan, the Compensation Committee may grant time-vested and performance based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company. The following summarizes all LTI program share transactions from December 31, 2013 through September 30, 2015 (share amounts in thousands):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2013	434	$25.79
Granted at target level	111	49.60
Adjustments for actual performance	222	22.32
Vested	(279)	24.21
December 31, 2014	488	30.52
Granted at target level	132	52.47
Vested	(252)	20.21
Cancelled	(7)	40.05
September 30, 2015	361	$45.58
The total grant date fair value of shares vested during the three and nine months ended September 30, 2015, was $0.0 million and $5.1 million, respectively. The total grant date fair value of shares vested during the three and nine months ended September 30, 2014, was $0.0 million and $5.7 million, respectively.
At September 30, 2015, total future compensation expenses, assuming the current estimated performance levels are achieved, related to nonvested share awards granted under the LTI program are estimated to be approximately $9.8 million. The Company assumed a 7.5% forfeiture rate for these grants and the remaining shares have a weighted average life of 1.1 years at September 30, 2015.

8.	Income Taxes:
The Company follows the guidance of FASB ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
For tax purposes, the Company utilizes the cost recovery method of accounting for its finance receivables. Under the cost recovery method, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before taxable income is recognized. The Internal Revenue Service ("IRS") examined the Company's 2005 through 2012 tax returns and has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its position, and believes cost recovery to be an acceptable tax revenue recognition method for the Company's industry. The IRS has issued Notices of Deficiency to the Company for tax years ended December 31, 2005 through 2012.  The proposed deficiencies relate to the cost recovery method of tax accounting. In response to the notices, the Company filed petitions in the United States Tax Court (the "Tax Court"). On July 10, 2015 and July 21, 2015, the IRS filed motions for summary judgment for tax years 2008 through 2012 and 2005 through 2007, respectively. On October 30, 2015, the U.S. Tax Court held oral arguments on the IRS Motion for Summary Judgment.  The court deferred issuing a ruling from the bench and indicated it would expect to issue an Order within two weeks regarding its disposition on all pending motions.  The court also set this matter for trial, to begin on September 19, 2016, for an anticipated ten days in the event the court denies the IRS Motion for Summary Judgment.   If the Tax Court judge grants the motions for summary judgment in favor of the IRS, the Company can appeal to the federal Court of Appeals. See Note 10 “Commitments and Contingencies” for more information.
At September 30, 2015, the tax years subject to examination by the major federal, state or international taxing jurisdictions are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2005 through 2012 tax years are suspended until a decision of the Tax Court becomes final.
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
Basic earnings per share (“EPS”) are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $65.72, which did not occur during the period from which the Notes were issued on August 13, 2013 through September 30, 2015. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be realized upon assumed exercise.
The following tables reconcile the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2015			2014
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$17,396	48,265	$0.36	$51,167	50,075	$1.02
Dilutive effect of nonvested share awards		233	—		364	(0.01)
Diluted EPS	$17,396	48,498	$0.36	$51,167	50,439	$1.01

	For the Nine Months Ended September 30,
	2015			2014
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$126,956	48,438	$2.62	$129,514	50,023	$2.59
Dilutive effect of nonvested share awards		255	(0.01)		390	(0.02)
Diluted EPS	$126,956	48,693	$2.61	$129,514	50,413	$2.57
There were no antidilutive options outstanding for the three or nine months ended September 30, 2015 and 2014.

10.	Commitments and Contingencies:
Employment Agreements:
The Company has employment agreements, most of which expire on December 31, 2017, with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as bonuses that are based on the attainment of specific management goals. At September 30, 2015, the estimated future compensation under these agreements is approximately $21.3 million. The agreements also contain confidentiality and non-compete provisions.  Outside the U.S., employment agreements are in place with employees pursuant to local country regulations.  Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $21.3 million total above.

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at September 30, 2015 total approximately $34.8 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at September 30, 2015 is approximately $427.3 million.
Contingent Purchase Price:
The asset purchase agreement entered into in connection with the acquisition of certain finance receivables and certain operating assets of National Capital Management, LLC ("NCM") in 2012, includes an earn-out provision whereby the sellers are able to earn additional cash consideration for achieving certain cash collection thresholds over a five year period. The maximum amount of earn-out during the period is $15.0 million. During 2014 and 2013, the Company paid the first two earn-out payments in the amount of $2.8 million and $6.2 million, respectively. As of September 30, 2015, the Company has recorded a present value amount for the expected remaining liability of $3.5 million.
Finance Receivables:
Certain agreements for the purchase of finance receivables portfolios contain provisions that may, in limited circumstances, require the Company to refund a portion or all of the collections subsequently received by the Company on particular accounts. The potential refunds as of the balance sheet date are not considered to be significant.
Litigation and Regulatory Matters:
The Company is from time to time subject to routine legal claims and proceedings and regulatory matters, most of which are incidental to the ordinary course of its business. The Company initiates lawsuits against customers and is occasionally countersued by them in such actions. Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against the Company in which they allege that the Company has violated a state or federal law in the process of collecting on an account.  From time to time, other types of lawsuits are brought against the Company. Additionally, the Company receives subpoenas and other requests or demands for information from regulators or governmental authorities who are investigating the Company's debt collection activities. The Company evaluates and responds appropriately to such requests.

The Company accrues for potential liability arising from legal proceedings and regulatory matters when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated.  This determination is based upon currently available information for those proceedings in which the Company is involved, taking into account the Company's best estimate of such losses for those cases for which such estimates can be made. The Company's estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the number of unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims), and the related uncertainty of the potential outcomes of these proceedings. In making determinations of the likely outcome of pending litigation, the Company considers many factors, including, but not limited to, the nature of the claims, the Company's experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative mechanisms, the matter's current status and the damages sought or demands made. Accordingly, the Company's estimate will change from time to time, and actual losses could be more than the current estimate.

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

Internal Revenue Service Audit

The IRS examined the Company's 2005 through 2012 tax returns and has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its position, and believes cost recovery to be an acceptable tax revenue recognition method for the Company's industry. The Company has received Notices of Deficiency for tax years ended December 31, 2005 through 2012. The proposed deficiencies relate to the cost recovery method of tax accounting for finance receivables. In response to the notices, the Company filed petitions in the Tax Court challenging the deficiency. On July 10, 2015 and July 21, 2015, the IRS filed motions for summary judgment for tax years 2008 through 2012 and 2005 through 2007, respectively. On October 30, 2015, the U.S. Tax Court held oral arguments on the IRS Motion for Summary Judgment.  The court deferred issuing a ruling from the bench and indicated it would expect to issue an Order within two weeks regarding its disposition on all pending motions.  The court also set this matter for trial, to begin on September 19, 2016, for an anticipated ten days in the event the court denies the IRS Motion for Summary Judgment.   If the Tax Court judge grants the motions for summary judgment in favor of the IRS, the Company can appeal to the federal Court of Appeals.  If the Company is unsuccessful in Tax Court and any potential appeals to the federal Court of Appeals, it may ultimately be required to pay the related deferred taxes, and possibly interest and penalties. Deferred tax liabilities related to this item were $246.9 million at September 30, 2015. Any adverse determination on this matter could result in the Company amending state tax returns for prior years, increasing its taxable income in those states. The Company files tax returns in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. The Company’s estimate of the potential federal and state interest is $91.1 million as of September 30, 2015, which has not been accrued.

Consumer Financial Protection Bureau Investigation

On September 9, 2015, Portfolio Recovery Associates, LLC, a wholly owned subsidiary of the Company, entered into a Consent Order with the Consumer Financial Protection Bureau (the “CFPB”), settling a previously disclosed investigation of certain debt collection practices of the subsidiary (the "Consent Order").

Among other things, the Consent Order requires the Company to: (i) vacate 837 judgments obtained after the applicable statute of limitations, refund $860,607 in payments received on account of such judgments and waive the remaining $3,411,094 of judgment balances; (ii) refund $18,184,836 in Litigation Department Calls Restitution, as defined in the Consent Order, and (iii) pay an $8,000,000 civil money penalty to the CFPB.

The civil monetary penalty was paid during the three month period ended September 30, 2015, and was recorded in Other operating expenses.  The refunds and the Litigation Department Calls Restitution are expected to be paid during future periods, following a process outlined in the Consent Order.  Accordingly, the aforementioned refunds and restitution payments were accrued at September 30, 2015, and were included in Other operating expenses for the three months ended September 30, 2015. In addition, the Company has restricted cash of $19.0 million recorded in Other assets on its balance sheet for the purpose of paying the refunds and restitution.

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Financial Instruments Not Required To Be Carried at Fair Value
In accordance with the disclosure requirements of FASB ASC Topic 825, “Financial Instruments” (“ASC 825”), the table below summarizes fair value estimates for the Company’s financial instruments not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts of the financial instruments in the following table are recorded in the consolidated balance sheets at September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$69,111	$69,111	$39,661	$39,661
Held-to-maturity investments	53,500	59,322	31,017	31,017
Other investments	15,435	16,315	17,560	19,776
Finance receivables, net	2,167,178	2,610,106	2,001,790	2,460,787
Financial liabilities:
Interest-bearing deposits	46,277	46,277	27,704	27,704
Revolving lines of credit	1,046,753	1,046,753	836,680	836,680
Term loans	173,750	173,750	185,000	185,000
Notes and loans payable	169,938	169,938	199,938	199,938
Convertible notes	264,016	298,931	260,838	324,757
Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of the financial instruments in the above table:

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at September 30, 2015 and December 31, 2014 (amounts in thousands):

	Fair Value Measurements as of September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments	$—	$—	$7,050	$7,050
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	2,059	—	2,059

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”) that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company is evaluating its implementation approach and the potential impacts of the new standard on its existing revenue recognition policies and procedures.

In June 2014, FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of the new guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2015, FASB issued ASU 2015-02, "Consolidation (Topic 810), Amendments to the Consolidation Analysis" ("ASU 2015-02"). The amendments under the new guidance modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in

PRA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

an interim period. A reporting entity also may apply the amendments retrospectively. The adoption of the new guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

In April 2015, FASB issued ASU 2015-03, “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” ("ASU 2015-03"). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis. The Company has debt issuance costs which will be reclassified upon adoption of the guidance, but it is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

13.	Proforma Financial Information:

Aktiv Results

The Company's results for the third quarter and first nine months of 2014 include the operations of Aktiv from the acquisition date of July 16, 2014 through September 30, 2014.

The table below presents the estimated impact of the Aktiv acquisition on our revenue and income from continuing operations, net of tax for the three and nine months ended September 30, 2014. These amounts include certain corporate expenses, transaction costs or merger related expenses that resulted from the acquisition and are therefore not representative of the actual results of the operations of these businesses on a stand-alone basis.

Included in the combined pro forma results are adjustments to reflect the impact of certain purchase accounting adjustments, including adjustments to Income recognized on finance receivables, net, Outside fees and services, Depreciation and amortization, and Interest expense.

The pro forma condensed combined financial information is presented for illustrative purposes only and does not indicate the actual combined financial results had the closing of the Aktiv acquisition been completed on January 1, 2014 nor does it reflect the benefits obtained through the integration of business operations realized since acquisition. Furthermore, the information is not indicative of the results of operations in future periods. The pro forma condensed combined financial information does not reflect the impact of possible business model changes nor does it consider any potential impacts of market conditions, expense efficiencies or other factors.

	Aktiv Impact	2014 Combined Pro Forma Results
	From July 16, 2014 through September 30, 2014	Three months ended September 30,	Nine months ended September 30,
(amounts in thousands)		2014	2014
Revenue	$47,605	$250,407	$769,503
Net Income attributable to PRA Group, Inc.	17,085	49,377	172,956

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements:
This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

•	a prolonged economic recovery or a deterioration in the economic or inflationary environment in North America or Europe, including the interest rate environment;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital;

•	our ability to purchase nonperforming loans at appropriate prices;

•	our ability to replace our nonperforming loans with additional receivables portfolios;

•	our ability to obtain accurate and authentic account documents relating to accounts that we acquire and the possibility that documents that we provide could contain errors;

•	our ability to collect sufficient amounts on our nonperforming loans;

•	our ability to successfully acquire receivables of new asset types;

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
Overview

We are a global financial and business services company with operations in the Americas and Europe. Our primary business is the purchase, collection and management of portfolios of nonperforming loans. We also service receivables on behalf of clients on either a commission or transaction-fee basis, provide class action claims settlement recovery services and related payment processing to corporate clients, and provide vehicle location, skip tracing and collateral recovery services for auto lenders, governments and law enforcement.
We are headquartered in Norfolk, Virginia, and employ approximately 3,715 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “PRAA.” Effective October 23, 2014, we changed our name from Portfolio Recovery Associates, Inc. to PRA Group, Inc.
On July 16, 2014, we completed the purchase of the outstanding equity of Aktiv, a Norway-based company specializing in the acquisition and servicing of nonperforming consumer loans throughout Europe and in Canada, for a purchase price of approximately $861.3 million, and assumed approximately $433.7 million of Aktiv’s corporate debt, resulting in an acquisition of estimated total enterprise value of $1.3 billion.

The Aktiv acquisition provided us entry into several new markets, resulting in additional geographic diversity in portfolio purchasing and collection. Aktiv's Chief Executive Officer, his executive team and the more than 400 Aktiv employees joined our workforce upon the closing of the transaction.

On August 3, 2015, we acquired 55% of the equity interest in RCB. The remaining 45% of the equity interest in RCB is owned by the founders and previous owners of RCB. RCB was founded in 2007 and is a leading master servicing platform for nonperforming loans in Brazil. RCB specializes in structuring, investing and operating receivable and credit-related assets. The founders of RCB each entered into long-term employment agreements with us and will continue to manage RCB's local business in Brazil.

Our investment for the 55% ownership of RCB was paid for with approximately $55.2 million in cash which was borrowed under our existing domestic revolving credit facility. The majority of cash we paid to acquire the equity interest in RCB is expected to be used in the ordinary course of business. As part of the investment and call option agreements, we have the right to purchase the remaining 45% of RCB at certain multiples of EBITDA beginning on August 3, 2019 and lasting for two years.

During the three months ended September 30, 2015, we incurred approximately $0.8 million of integration and other costs related to the Aktiv and RCB acquisitions. Additionally, as a result of expanding our international footprint into many countries with various currencies throughout Europe, we are subject to foreign currency fluctuations between and among the U.S. dollar and each of the other currencies in which we now operate. As a result, for the three months ended September 30, 2015, we recorded net foreign currency transaction losses of $3.2 million in our income statement.
Our industry is highly regulated under various laws. In the United States, they include the Fair Debt Collection Practices Act ("FDCPA"), Fair Credit Reporting Act ("FCRA"), Dodd-Frank Act, Telephone Consumer Protection Act and its prohibition against unfair, deceptive and abusive acts and practices (“UDAAP”) and other federal and state laws. Likewise, our business is regulated by various laws in the European countries and Canadian territories in which we operate. We are subject to inspections, examinations, supervision and investigation by regulators in the United Kingdom, in each U.S. state in which we are licensed, and also by the CFPB. If any such inspections or investigations result in findings or there is an adjudication that we have failed to comply with applicable laws and regulations, we could be subject to penalties, litigation losses and expenses, damage to our reputation, or the suspension or termination of or required modification to our ability to conduct collections, which would adversely affect our financial results and condition. The CFPB is currently looking into practices regarding the collection of consumer debt in our industry. The CFPB is also expected to adopt additional rules that will affect our industry, and has sought feedback on a wide range of debt collection issues. We believe that the Consent Order (as defined below) that was entered into with the CFPB will help set the standard by which such rules are adopted.

On August 4, 2014, the Office of the Comptroller of the Currency (“OCC”) issued risk guidance detailing the principles they expect financial institutions to follow in connection with the sale of consumer debt. We have not experienced a material impact to our debt purchasing business resulting from this guidance since it was published.  We anticipate that the OCC will publish further clarification to this guidance, which may or may not result in a material impact.

Earnings Summary
During the three months ended September 30, 2015, net income attributable to PRA Group, Inc. was $17.4 million, or $0.36 per diluted share, compared with $51.2 million, or $1.01 per diluted share, in the three months ended September 30, 2014. Total revenue was $229.4 million in the three months ended September 30, 2015, down 4.0% from the three months ended September 30, 2014. Revenues in the three months ended September 30, 2015 consisted of $208.2 million in income recognized on finance receivables, net, $17.8 million in fee income and $3.4 million in other revenue. Income recognized on finance receivables, net, in the three months ended September 30, 2015 decreased $16.1 million, or 7.2%, over the three months ended September 30, 2014, primarily as a result of an increase in net allowance charges and an increase in our amortization rate. During the three months ended September 30, 2015, we incurred $11.3 million in net allowance charges, compared with $1.7 million of net allowance reversals in the three months ended September 30, 2014. Our finance receivables amortization rate, including net allowance charges/reversals, was 45.3% for the three months ended September 30, 2015 compared to 39.8% for the three months ended September 30, 2014. Our finance receivables amortization rate, excluding net allowance charges/reversals, was 42.3% for the three months ended September 30, 2015 compared to 40.3% for the three months ended September 30, 2014. Cash collections, which drive our finance receivable income, were $380.8 million in the three months ended September 30, 2015, up 2.1%, or $8.0 million, as compared to the three months ended September 30, 2014.
Fee income increased to $17.8 million during the three months ended September 30, 2015 from $12.8 million in the three months ended September 30, 2014, primarily due to higher fee income generated by Claims Compensation Bureau, LLC ("CCB"), PRA Location Services, LLC ("PLS"), and our government services subsidiaries. This was partially offset by a decrease in fee income generated in the three months ended September 30, 2015 by our foreign operations.
A summary of the sources of our revenue during the three months ended September 30, 2015 and 2014 is presented below:

	For the Three Months Ended September 30,
(amounts in thousands)	2015	2014
Cash collections	$380,753	$372,743
Amortization of finance receivables	(161,234)	(150,115)
Net allowance (charges)/reversals	(11,335)	1,698
Income recognized on financial receivables, net	208,184	224,326
Fee income	17,803	12,757
Other revenue	3,443	1,890
Total revenues	$229,430	$238,973
Operating expenses were $175.3 million in the three months ended September 30, 2015, up 16.2%, or $24.5 million, as compared to the three months ended September 30, 2014, primarily due to $28.8 million in expenses incurred during the three months ended September 30, 2015 relating to the Consent Order entered into with the CFPB.
During the three months ended September 30, 2015 and 2014, we acquired nonperforming loans portfolios at a cost of $344.6 million and $891.4 million, respectively. The 2014 amount includes the portfolios acquired in the Aktiv acquisition. In any period, we acquire nonperforming loans that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this relative quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other relative quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions during any quarter; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period's buying.

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Income recognized on finance receivables, net	90.7%	93.9%	92.2%	92.8%
Fee income	7.8%	5.3%	6.3%	6.8%
Other revenue	1.5%	0.8%	1.5%	0.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	28.8%	27.3%	28.1%	26.8%
Legal collection fees	6.0%	5.8%	5.8%	5.7%
Legal collection costs	8.2%	8.5%	8.3%	11.5%
Agent fees	3.5%	2.5%	3.4%	1.4%
Outside fees and services	5.5%	7.2%	5.3%	6.4%
Communication	3.5%	3.6%	3.7%	4.0%
Rent and occupancy	1.6%	1.4%	1.5%	1.3%
Depreciation and amortization	2.4%	2.1%	2.1%	2.1%
Other operating expenses	17.0%	4.7%	8.2%	4.0%
Total operating expenses	76.5%	63.1%	66.4%	63.2%
Income from operations	23.5%	36.9%	33.6%	36.8%
Other income and expense:
Interest expense	7.3%	4.9%	6.3%	3.4%
Net foreign currency transaction gain/(loss)	(1.4)%	1.4%	1.0%	(0.5)%
Income before income taxes	14.8%	33.4%	28.3%	32.9%
Provision for income taxes	7.2%	11.9%	10.4%	12.4%
Net income	7.6%	21.5%	17.9%	20.5%
Adjustment for net income attributable to noncontrolling interest	0.1%	—%	—%	—%
Net income attributable to PRA Group, Inc.	7.5%	21.5%	17.9%	20.5%
Three Months Ended September 30, 2015 Compared To Three Months Ended September 30, 2014
Revenues
Total revenues were $229.4 million for the three months ended September 30, 2015, a decrease of $9.6 million, or 4.0%, compared to total revenues of $239.0 million for the three months ended September 30, 2014.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $208.2 million for the three months ended September 30, 2015, a decrease of $16.1 million, or 7.2%, compared to income recognized on finance receivables, net, of $224.3 million for the three months ended September 30, 2014. The decrease was primarily the result of an increase in net allowance charges and an increase in our amortization rate. During the three months ended September 30, 2015, we incurred $11.3 million in net allowance charges, compared with $1.7 million of net allowance reversals in the three months ended September 30, 2014. Our finance receivables amortization rate, including net allowance charges/reversals, was 45.3% for the three months ended September 30, 2015 compared to 39.8% for the three months ended September 30, 2014. Our finance receivables amortization rate, excluding net allowance charges/reversals, was 42.3% for the three months ended September 30, 2015 compared to 40.3% for the three months ended September 30, 2014. Cash collections, which drive our finance receivable income, were $380.8 million in the three months ended September 30, 2015, up 2.2%, or $8.1 million, as compared to the three months ended September 30, 2014.

Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield on portfolios purchased during the period to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio’s original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield. During the three months ended September 30, 2015 and 2014, the Company reclassified $139.9 million and $84.1 million, respectively, from nonaccretable difference to accretable yield primarily due to increased cash collection forecasts relating to pools acquired from 2007-2014. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances which are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended September 30, 2015, we recorded net allowance charges of $11.3 million. On our domestic Core portfolios, we recorded net allowance charges of $8.8 million on portfolios purchased mainly in 2011 and 2012. We also recorded allowance charges of $2.5 million on our UK portfolios. No allowances were recorded on our Insolvency portfolios or any of our other foreign portfolios.
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
In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our previous expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of nonperforming loans include new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of nonperforming loans would include necessary revisions to initial and post-acquisition scoring and modeling estimates, operational activities (relating to the collection and movement of accounts on both our collection floor and external channels), and changes in productivity related to turnover and retention of our collection staff.
Fee Income
Fee income increased to $17.8 million in the three months ended September 30, 2015 from $12.8 million in the three months ended September 30, 2014, primarily due to higher fee income generated by CCB, PLS, and our government services subsidiaries. This was partially offset by a decrease in fee income generated in the three months ended September 30, 2015 by our foreign operations.
Other Revenue
Other revenue increased to $3.4 million in the three months ended September 30, 2015 from $1.9 million in the three months ended September 30, 2014, primarily due to an increase in revenue earned on our investments.

Operating Expenses
Operating expenses were $175.3 million for the three months ended September 30, 2015, an increase of $24.5 million or 16.2% compared to operating expenses of $150.8 million for the three months ended September 30, 2014. This increase was primarily due to $28.8 million in expenses incurred during the three months ended September 30, 2015 relating to the Consent Order entered into with the CFPB. Operating expenses were 44.0% of cash receipts for the three months ended September 30, 2015 compared to 39.1% for the three months ended September 30, 2014.
Compensation and Employee Services
Compensation and employee services expenses were $66.1 million for the three months ended September 30, 2015, an increase of $0.9 million, or 1.3%, compared to compensation and employee services expenses of $65.2 million for the three months ended September 30, 2014. Total full-time equivalents decreased 5.9% to 3,715 as of September 30, 2015, from 3,913 as of September 30, 2014. Compensation and employee services expenses as a percentage of cash receipts decreased to 16.6% for the three months ended September 30, 2015, from 16.9% of cash receipts for the three months ended September 30, 2014.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party collection attorneys. Legal collection fees were $13.7 million for the three months ended September 30, 2015, compared to legal collection fees of $13.8 million for the three months ended September 30, 2014.  Legal collection fees were 3.4% of cash receipts for the three months ended September 30, 2015 compared to 3.6% of cash receipts for the three months ended September 30, 2014.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of nonperforming loans. Legal collection costs were $18.9 million for the three months ended September 30, 2015, a decrease of $1.5 million, or 7.4%, compared to legal collection costs of $20.4 million for the three months ended September 30, 2014. Prior to 2015, we expanded the number of accounts brought into the legal collection process resulting in increased legal collections costs. This expansion has subsided over the last several quarters which led to the current decrease. Legal collection costs for the three months ended September 30, 2015 were 4.7% of cash receipts, compared to 5.3% for the three months ended September 30, 2014.
Agent Fees
Agent fees primarily represent third party collection fees and costs paid to repossession agents to repossess vehicles. Agent fees were $8.0 million for the three months ended September 30, 2015, compared to $6.0 million for the three months ended September 30, 2014. This increase was mainly attributable to the third party collection fees incurred by our European operations incurred as a result of an increase in cash collections.
Outside Fees and Services
Outside fees and services expenses were $12.6 million for the three months ended September 30, 2015, a decrease of $4.6 million, or 26.7%, compared to outside fees and services expenses of $17.2 million for the three months ended September 30, 2014. The decrease was mainly attributable to an incremental decrease of $5.8 million of transaction and integration costs incurred in the three months ended September 30, 2015 related to the Aktiv acquisition as compared to the three months ended September 30, 2014.
Communication
Communication expenses were $8.0 million for the three months ended September 30, 2015, compared to communication expenses of $8.6 million for the three months ended September 30, 2014.
Rent and Occupancy
Rent and occupancy expenses were $3.7 million for the three months ended September 30, 2015, an increase of $0.4 million, or 12.1%, compared to rent and occupancy expenses of $3.3 million for the three months ended September 30, 2014. The increase was primarily due to additional rental expenses incurred as a result of the expansion of our headquarters in Norfolk, Virginia.
Depreciation and Amortization
Depreciation and amortization expenses were $5.4 million for the three months ended September 30, 2015, an increase of $0.5 million, or 10.2%, compared to depreciation and amortization expenses of $4.9 million for the three months ended September 30, 2014. The increase was primarily due to the depreciation and amortization expense incurred by our Brazilian operations.

Other Operating Expenses
Other operating expenses were $39.0 million for the three months ended September 30, 2015, an increase of $27.7 million, or 245.1%, compared to other operating expenses of $11.3 million for the three months ended September 30, 2014. The increase was primarily due to $28.8 million in expenses incurred during the three months ended September 30, 2015 relating to the Consent Order entered into with the CFPB.
Interest Expense
Interest expense was $16.8 million during the three months ended September 30, 2015, an increase of $5.0 million or 42.4%, compared to $11.8 million for the three months ended September 30, 2015 and 2014, respectively. The increase was primarily due to the additional financing needed to purchase a controlling equity interest in RCB as well as the purchase of $240.4 million in European Core portfolios during the three months ended September 30, 2015.
Net Foreign Currency Transaction Gain/(Loss)
Net foreign currency transaction losses were $3.2 million for the three months ended September 30, 2015 compared to a net foreign currency transaction gain of $3.3 million for the three months ended September 30, 2014. In any given period, our foreign entities conduct operations in currencies different from their functional currency which generate foreign currency transaction gains and losses.
Provision for Income Taxes
Provision for income taxes was $16.6 million for the three months ended September 30, 2015, a decrease of $11.9 million, or 41.8%, compared to provision for income taxes of $28.5 million for the three months ended September 30, 2014. The decrease is primarily due to a 57.1% decrease in income before taxes for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. During the three months ended September 30, 2015, our effective tax rate was 48.6%, compared to 35.8% for the three months ended September 30, 2014. The increase was due primarily to the non-tax deductible payments made pursuant to the Consent Order entered into with the CFPB and the 2014 tax provision to tax return adjustments.
We intend for predominantly all foreign earnings to be permanently reinvested in our foreign operations. If foreign earnings were repatriated, we would need to accrue and pay taxes; however, foreign tax credits would be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $48.4 million and $34.5 million as of September 30, 2015 and 2014, respectively.
Nine Months Ended September 30, 2015 Compared To Nine Months Ended September 30, 2014
The revenues and expenses for the nine months ended September 30, 2015 include the results of Aktiv for the full nine months ended September 30, 2015. The comparable prior year period ended September 30, 2014 includes the results of Aktiv from the acquisition date of July 16, 2014 through September 30, 2014.
Revenues
Total revenues were $711.8 million for the nine months ended September 30, 2015, an increase of $81.6 million, or 12.9%, compared to total revenues of $630.2 million for the nine months ended September 30, 2014.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $656.7 million for the nine months ended September 30, 2015, an increase of $71.9 million, or 12.3%, compared to income recognized on finance receivables, net, of $584.8 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in cash collections on our finance receivables to $1,170.1 million for the nine months ended September 30, 2015, from $1,005.4 million for the nine months ended September 30, 2014, an increase of $164.7 million, or 16.4%. This increase was largely due to the inclusion of Aktiv's cash collections for the full nine months ended September 30, 2015 as compared to the prior year period from July 16, 2014 to September 30, 2014. This was offset by an $85.0 million, or 23.9% decrease in cash collections on our Americas-Insolvency portfolios. Our finance receivables amortization rate, including net allowance charges, was 43.9% for the nine months ended September 30, 2015 compared to 41.8% for the nine months ended September 30, 2014.

Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield on portfolios purchased during the period to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio’s original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield. During the nine months ended September 30, 2015 and 2014, the Company reclassified $308.9 million and $290.4 million, respectively, from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts relating to pools acquired from 2007-2014. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company’s decrease in its estimates of future cash flows and allowance charges that exceed the Company’s increase in its estimate of future cash flows.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances which are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the nine months ended September 30, 2015, we recorded net allowance charges of $17.9 million. On our domestic Core portfolios, we recorded net allowance reversals of $0.8 million on portfolios purchased between 2006 and 2008, offset by allowance charges of $15.7 million on portfolios purchased between 2010 and 2013. On our Insolvency portfolios, we recorded net allowance reversals of $0.2 million on our domestic portfolios. We also recorded an allowance charge of $3.2 million on our UK portfolios. No allowance charges or reversals were recorded on any of our other foreign portfolios. For the nine months ended September 30, 2014, we recorded net allowance reversals of $5.9 million. On our domestic Core portfolios, we recorded allowance reversals of $10.8 million on portfolios purchased between 2005 and 2008, offset by allowance charges of $4.0 million on portfolios purchased in 2010 and 2011. On our Insolvency portfolios, we recorded net allowance reversals of $0.7 million on our domestic portfolios primarily purchased in 2007 and 2008, offset by net allowance charges of $1.1 million on Canadian portfolios purchased in 2014. We also recorded a net allowance charge of $0.5 million on our UK portfolios purchased in 2012.
In any given period, we may be required to record valuation allowances due to pools of receivables underperforming our previous expectations. Factors that may contribute to the recording of valuation allowances may include both internal as well as external factors. External factors which may have an impact on the collectability, and subsequently to the overall profitability, of purchased pools of nonperforming loans include new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors which may have an impact on the collectability, and subsequently the overall profitability, of purchased pools of nonperforming loans would include necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (relating to the collection and movement of accounts on both our collection floor and external channels), and decreases in productivity related to turnover of our collection staff.
Fee Income
Fee income increased to $44.7 million in the nine months ended September 30, 2015 from $42.9 million in the nine months ended September 30, 2014, primarily due to higher fee income generated by PLS and CCB. This was partially offset by a decrease in fee income generated by our government services subsidiaries and our foreign operations.
Other Revenue
Other revenue increased to $10.4 million in the nine months ended September 30, 2015 from $2.5 million in the nine months ended September 30, 2014, primarily due to an increase in revenue earned on our investments.

Operating Expenses
Operating expenses were $472.7 million for the nine months ended September 30, 2015, an increase of $74.7 million or 18.8% compared to operating expenses of $398.0 million for the nine months ended September 30, 2014. This increase was due primarily to the inclusion of Aktiv's expenses during the nine months ended September 30, 2015 as well as the $28.8 million in expenses incurred during the nine months ended September 30, 2015 relating to the Consent Order entered into with the CFPB. Operating expenses were 38.9% of cash receipts for the nine months ended September 30, 2015 compared to 38.0% for the nine months ended September 30, 2014.

Compensation and Employee Services
Compensation and employee services expenses were $199.7 million for the nine months ended September 30, 2015, an increase of $30.6 million, or 18.1%, compared to compensation and employee services expenses of $169.1 million for the nine months ended September 30, 2014. Compensation expense increased primarily as a result of larger average staff sizes during the nine months ended September 30, 2015, mainly attributable to the acquisition of Aktiv, in addition to increases in incentive compensation and normal pay increases. Compensation and employee services expenses as a percentage of cash receipts increased to 16.4% for the nine months ended September 30, 2015, from 16.1% of cash receipts for the nine months ended September 30, 2014.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party collection attorneys. Legal collection fees were $41.5 million for the nine months ended September 30, 2015, an increase of $5.5 million, or 15.3%, compared to legal collection fees of $36.0 million for the nine months ended September 30, 2014.  This increase was mainly attributable to legal collection fees incurred by our European operations. Legal collection fees as a percentage of cash receipts were 3.4% for both the nine months ended September 30, 2015 and 2014.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of nonperforming loans. Legal collection costs were $59.3 million for the nine months ended September 30, 2015, a decrease of $13.0 million, or 18.0%, compared to legal collection costs of $72.3 million for the nine months ended September 30, 2014. Prior to 2015, we expanded the number of accounts brought into the legal collection process resulting in increased legal collections costs. This expansion has subsided over the last several quarters which led to the current decrease. Legal collection costs for the nine months ended September 30, 2015 were 4.9% of cash receipts, compared to 6.9% for the nine months ended September 30, 2014.
Agent Fees
Agent fees primarily represent third party collection fees and costs paid to repossession agents to repossess vehicles. Agent fees were $24.0 million for the nine months ended September 30, 2015, compared to $8.9 million for the nine months ended September 30, 2014. This increase was mainly attributable to the third party collection fees incurred by our European operations.
Outside Fees and Services
Outside fees and services expenses were $37.8 million for the nine months ended September 30, 2015, a decrease of $2.3 million, or 5.7%, compared to outside fees and services expenses of $40.1 million for the nine months ended September 30, 2014. The decrease was mainly attributable to an incremental decrease of $11.0 million of transaction and integration costs incurred during the nine months ended September 30, 2015 related to the Aktiv acquisition as compared to the nine months ended September 30, 2014 partially offset by an increase in outside fees and services expenses incurred by our European operations for the full nine months ended September 30, 2015 as compared to the prior year period from July 16, 2014 to September 30, 2014.
Communication
Communication expenses were $26.5 million for the nine months ended September 30, 2015, an increase of $1.1 million, or 4.3%, compared to communication expenses of $25.4 million for the nine months ended September 30, 2014. The increase was largely due to expenses incurred by our European operations.
Rent and Occupancy
Rent and occupancy expenses were $10.7 million for the nine months ended September 30, 2015, an increase of $2.7 million, or 33.8%, compared to rent and occupancy expenses of $8.0 million for the nine months ended September 30, 2014. The increase was primarily due to the rent and occupancy expense incurred by our European operations.
Depreciation and Amortization
Depreciation and amortization expenses were $14.9 million for the nine months ended September 30, 2015, an increase of $1.8 million, or 13.7%, compared to depreciation and amortization expenses of $13.1 million for the nine months ended September 30, 2014. The increase was primarily due to the depreciation and amortization expense incurred by our European operations.

Other Operating Expenses
Other operating expenses were $58.2 million for the nine months ended September 30, 2015, an increase of $33.1 million, or 131.9%, compared to other operating expenses of $25.1 million for the nine months ended September 30, 2014. The increase was primarily due to other operating expenses incurred by our European operations as well as the $28.8 million in expenses incurred during the nine months ended September 30, 2015 relating to the Consent Order entered into with the CFPB.
Interest Expense
Interest expense was $45.0 million and $21.7 million for the nine months ended September 30, 2015 and 2014, respectively. The increase was primarily due to the additional financing needed to facilitate the closing of the Aktiv and RCB acquisitions and the additional interest incurred on the Aktiv assumed debt and interest rate swap contracts.
Net Foreign Currency Transaction Gain/(Loss)
Net foreign currency transaction gains were $7.2 million for the nine months ended September 30, 2015 compared to a net foreign currency transaction losses of $2.9 million for the nine months ended September 30, 2014. In any given period, our foreign entities conduct operations in currencies different from their functional currency which generate foreign currency transaction gains and losses.
Provision for Income Taxes
Provision for income taxes was $74.2 million for the nine months ended September 30, 2015, a decrease of $3.8 million, or 4.9%, compared to provision for income taxes of $78.0 million for the nine months ended September 30, 2014. The decrease is due partly to a 3.0% decrease in income before taxes for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. During the nine months ended September 30, 2015, our effective tax rate was 36.9%, compared to 37.6% for the nine months ended September 30, 2014. The decrease was due primarily to having proportionately more income during the nine months ended September 30, 2015 in foreign jurisdictions with lower tax rates than the U.S partially offset by the non-tax deductible payments made pursuant to the Consent Order entered into with the CFPB and the 2014 tax provision to tax return adjustments.
We intend for predominantly all foreign earnings to be permanently reinvested in our foreign operations. If foreign earnings were repatriated, we would need to accrue and pay taxes; however, foreign tax credits would be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $48.4 million and $34.5 million as of September 30, 2015 and 2014, respectively.

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
Within a given portfolio type, to the extent that lower purchase price multiples are the result of more competitive pricing and lower yields, this will generally lead to higher amortization rates and lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to increase. Profitability within given Core portfolio types may also be impacted by the age and quality of the receivables, which impact the cost to collect those accounts.
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

Purchase period	Purchase Price (3)	Net Finance Receivables (4)	ERC-Historical Exchange Rates (5)	Total Estimated Collections (6)	ERC-Current Period Exchange Rates (7)	Current Purchase Price Multiple	Original Purchase Price Multiple (2)
Americas-Core ($ in thousands)
1996-2004	$254,735	$—	$8,913	$1,111,936	$8,913	437%	300%
2005	113,865	4,773	13,545	291,368	13,545	256%	221%
2006	90,039	5,142	11,426	197,177	11,426	219%	225%
2007	179,836	13,853	39,667	445,256	39,667	248%	227%
2008	166,518	14,786	35,988	377,515	35,988	227%	220%
2009	125,266	8,040	55,442	451,948	55,442	361%	252%
2010	148,363	16,612	85,825	524,435	85,825	353%	247%
2011	210,060	40,703	158,140	714,381	158,140	340%	245%
2012	254,937	94,025	255,825	710,330	255,825	279%	226%
2013	391,382	206,307	549,573	1,054,068	549,573	269%	211%
2014 (1)	420,793	288,821	620,742	915,610	613,072	218%	204%
YTD 2015	326,231	228,168	592,135	663,468	594,090	203%	203%
Subtotal	2,682,025	921,230	2,427,221	7,457,492	2,421,506

Americas-Insolvency ($ in thousands)
1996-2004	7,468	—	27	14,610	27	196%	174%
2005	29,301	24	178	43,978	178	150%	142%
2006	17,627	56	359	32,329	359	183%	139%
2007	78,524	206	1,213	106,454	1,213	136%	150%
2008	108,579	1,277	2,548	169,457	2,548	156%	163%
2009	156,016	—	12,543	476,152	12,543	305%	214%
2010	209,112	1,325	23,195	555,227	23,195	266%	184%
2011	181,282	20,225	46,153	355,887	46,153	196%	155%
2012	252,126	57,505	87,830	365,306	87,830	145%	136%
2013	228,183	92,142	127,090	325,170	127,090	143%	133%
2014	149,185	91,255	117,284	192,830	117,044	129%	124%
YTD 2015	44,759	44,585	55,917	56,962	55,917	127%	127%
Subtotal	1,462,162	308,600	474,337	2,694,362	474,097
Total Americas	4,144,187	1,229,830	2,901,558	10,151,854	2,895,603

Europe-Core ($ in thousands)
2012	21,859	240	1,415	30,956	1,320	142%	187%
2013	24,648	2,493	4,427	22,517	4,050	91%	119%
2014 (1)	798,805	578,633	1,522,255	1,926,917	1,380,300	241%	208%
YTD 2015	344,990	334,253	516,005	536,612	517,556	156%	156%
Subtotal	1,190,302	915,619	2,044,102	2,517,002	1,903,226

Europe-Insolvency ($ in thousands)
2014	11,627	8,372	12,815	16,221	11,999	140%	129%
YTD 2015	14,754	13,357	17,997	19,811	18,082	134%	134%
Subtotal	26,381	21,729	30,812	36,032	30,081
Total Europe (3)	1,216,683	937,348	2,074,914	2,553,034	1,933,307
Total PRA Group	$5,360,870	$2,167,178	$4,976,472	$12,704,888	$4,828,910
(1) The amount reflected in the purchase price column includes the acquisition date finance receivable portfolio that was acquired in connection with the Aktiv acquisition.
(2) The original purchase price multiple represents the initial full year purchase price multiple in the year of acquisition. For 2015, it represents the year-to-date purchase price multiple for 2015.
(3) For our international amounts, purchase price and any purchase adjustments are presented at the exchange rate at the end of the quarter in which the portfolio was purchased.
(4) For our international amounts, net finance receivables are presented at the September 30, 2015 exchange rate.
(5) For our international amounts, ERC-Historical Exchange Rates is presented at the period end exchange rate for the respective quarter of purchase.
(6) For our international amounts, total estimated collections is presented at the period end exchange rate for the respective quarter of purchase.
(7) For our international amounts, ERC-Current Period Exchange Rates is presented at the September 30, 2015 exchange rate.

Below includes data for the nine months ended September 30, 2015 on our portfolios including cash collections, revenue, amortization, allowance charges/(reversals), net finance receivable revenue and net finance receivable balances on our consolidated balance sheet ($ in thousands):

Purchase period	Purchase Price (2)	Cash Collections (3)	Gross Revenue (3)	Amortization (3)	Allowance (3)	Net Revenue (3)	Net Finance Receivables (4)
Americas-Core
1996-2004	$254,735	$7,503	$7,503	$—	$—	$7,503	$—
2005	113,865	3,659	2,529	1,130	(25)	2,554	4,773
2006	90,039	3,142	1,916	1,226	(150)	2,066	5,142
2007	179,836	11,148	7,630	3,518	(200)	7,830	13,853
2008	166,518	10,993	6,391	4,602	(450)	6,841	14,786
2009	125,266	19,776	15,328	4,448	—	15,328	8,040
2010	148,363	30,148	23,944	6,204	1,120	22,824	16,612
2011	210,060	58,388	48,028	10,360	3,575	44,453	40,703
2012	254,937	77,817	57,330	20,487	10,550	46,780	94,025
2013	391,382	155,032	104,072	50,960	450	103,622	206,307
2014 (1)	420,793	199,852	97,189	102,663	—	97,189	288,821
YTD 2015	326,231	71,475	38,858	32,617	—	38,858	228,168
Subtotal	2,682,025	648,933	410,718	238,215	14,870	395,848	921,230

Americas-Insolvency
1996-2004	7,468	18	18	—	—	18	—
2005	29,301	57	29	28	(15)	44	24
2006	17,627	144	102	42	(40)	142	56
2007	78,524	396	170	226	(50)	220	206
2008	108,579	838	297	541	(100)	397	1,277
2009	156,016	4,856	4,865	(9)	—	4,865	—
2010	209,112	39,438	29,043	10,395	—	29,043	1,325
2011	181,282	59,570	35,793	23,777	—	35,793	20,225
2012	252,126	62,336	15,740	46,596	—	15,740	57,505
2013	228,183	62,957	20,401	42,556	—	20,401	92,142
2014	149,185	38,724	10,828	27,896	—	10,828	91,255
YTD 2015	44,759	1,038	864	174	—	864	44,585
Subtotal	1,462,162	270,372	118,150	152,222	(205)	118,355	308,600
Total Americas	4,144,187	919,305	528,868	390,437	14,665	514,203	1,229,830

Europe-Core
2012	21,859	1,793	1,396	397	—	1,396	240
2013	24,648	3,961	2,837	1,124	1,634	1,203	2,493
2014 (1)	798,805	219,504	134,472	85,032	1,551	132,921	578,633
YTD 2015	344,990	20,855	6,214	14,641	—	6,214	334,253
Subtotal	1,190,302	246,113	144,919	101,194	3,185	141,734	915,619

Europe-Insolvency
2014	11,627	2,828	354	2,474	—	354	8,372
YTD 2015	14,754	1,878	360	1,518	—	360	13,357
Subtotal	26,381	4,706	714	3,992	—	714	21,729
Total Europe	1,216,683	250,819	145,633	105,186	3,185	142,448	937,348
Total PRA Group	$5,360,870	$1,170,124	$674,501	$495,623	$17,850	$656,651	$2,167,178
(1) The amount reflected in the purchase price column includes the acquisition date finance receivable portfolio that was acquired in connection with the Aktiv acquisition.
(2) For our international amounts, purchase price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.
(3) For our international amounts, amounts are presented using the average exchange rates during the current reporting period.
(4) For our international amounts, net finance receivables are presented at the September 30, 2015 exchange rate.

The following graph shows the purchase price of our portfolios by year since 2005.

(1) Excludes the $27.9 million and $34.7 million investment in a securitized fund in Poland during the nine months ended September 30, 2015 and December 31, 2014, respectively.
(2) 2014 figures include the acquisition date finance receivable portfolio that was acquired in connection with the Aktiv acquisition.

We did not have any Europe-Insolvency purchases prior to 2014.
As shown in the above chart, the composition of our purchased portfolios shifted in favor of Insolvency accounts in 2009 and 2010, then returning to equilibrium with Core in 2011 and 2012. We began buying Insolvency accounts during 2004 and slowly increased the volume of accounts we acquired through 2006 as we tested our models, refined our processes and validated our operating assumptions. After observing a high level of modeling confidence in our early purchases, we began increasing our level of purchases more dramatically commencing in 2007. Between 2013 and the first nine months of 2015, Core purchases exceeded those of Insolvency accounts.
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

    As a result of these purchase price and collection cost dynamics, the mix of our portfolios impacts the relative profitability we realize in a given year. We minimize the impact of higher pricing, to the degree possible, with increased analytics used to score Core accounts and determine on which of those accounts to focus our collection efforts.
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
The following tables illustrate historical cash collections, by year, on our portfolios.

($ in thousands)			Cash Collection Period
Purchase Period	Purchase Price (2)	1996 -2004	2005	2006	2007	2008	2009	2010	2011	2012 (3)	2013 (3)	2014 (3)	YTD 2015(3)	Total
Americas-Core
1996-2004	$254,735	$466,629	$167,854	$134,321	$94,072	$58,820	$44,275	$35,586	$31,123	$24,873	$17,648	$13,061	$7,503	$1,095,765
2005	113,865	—	15,191	59,645	57,928	42,731	30,048	22,351	16,768	13,052	9,747	6,703	3,659	277,823
2006	90,039	—	—	17,363	43,737	34,038	25,351	19,522	16,664	11,895	8,316	5,724	3,142	185,752
2007	179,836	—	—	—	39,413	87,039	69,175	60,230	50,995	39,585	28,244	19,759	11,148	405,588
2008	166,518	—	—	—	—	47,253	72,080	62,363	53,654	42,850	31,307	21,027	10,993	341,527
2009	125,266	—	—	—	—	—	40,703	95,627	84,339	69,385	51,121	35,555	19,776	396,506
2010	148,363	—	—	—	—	—	—	47,076	113,554	109,873	82,014	55,946	30,148	438,611
2011	210,060	—	—	—	—	—	—	—	61,972	174,461	152,908	108,513	58,388	556,242
2012	254,937	—	—	—	—	—	—	—	—	56,901	173,589	146,198	77,817	454,505
2013	391,382	—	—	—	—	—	—	—	—	—	101,614	247,849	155,032	504,495
2014 (1)	420,793	—	—	—	—	—	—	—	—	—	—	92,660	199,852	292,512
YTD 2015	326,231	—	—	—	—	—	—	—	—	—	—	—	71,475	71,475
Subtotal	2,682,025	466,629	183,045	211,329	235,150	269,881	281,632	342,755	429,069	542,875	656,508	752,995	648,933	5,020,801
Americas-Insolvency
2004	7,468	743	4,554	3,956	2,777	1,455	496	164	149	108	90	74	18	14,584
2005	29,301	—	3,777	15,500	11,934	6,845	3,318	1,382	466	250	169	102	57	43,800
2006	17,627	—	—	5,608	9,455	6,522	4,398	2,972	1,526	665	419	261	144	31,970
2007	78,524	—	—	—	2,850	27,972	25,630	22,829	16,093	7,551	1,206	714	396	105,241
2008	108,579	—	—	—	—	14,024	35,894	37,974	35,690	28,956	11,650	1,884	838	166,910
2009	156,016	—	—	—	—	—	16,635	81,780	102,780	107,888	95,725	53,945	4,856	463,609
2010	209,112	—	—	—	—	—	—	39,486	104,499	125,020	121,717	101,873	39,438	532,033
2011	181,282	—	—	—	—	—	—	—	15,218	66,379	82,752	85,816	59,570	309,735
2012	252,126	—	—	—	—	—	—	—	—	17,388	103,610	94,141	62,336	277,475
2013	228,183	—	—	—	—	—	—	—	—	—	52,528	82,596	62,957	198,081
2014	149,185	—	—	—	—	—	—	—	—	—	—	37,045	38,724	75,769
YTD 2015	44,759	—	—	—	—	—	—	—	—	—	—	—	1,038	1,038
Subtotal	1,462,162	743	8,331	25,064	27,016	56,818	86,371	186,587	276,421	354,205	469,866	458,451	270,372	2,220,245
Europe-Core
2012	21,859	—	—	—	—	—	—	—	—	11,604	8,995	5,641	1,793	28,033
2013	24,648	—	—	—	—	—	—	—	—	—	7,068	8,540	3,961	19,569
2014 (1)	798,805	—	—	—	—	—	—	—	—	—	—	153,180	219,504	372,684
YTD 2015	344,990	—	—	—	—	—	—	—	—	—	—	—	20,855	20,855
Subtotal	1,190,302	—	—	—	—	—	—	—	—	11,604	16,063	167,361	246,113	441,141
Europe-Insolvency
2014	11,627	—	—	—	—	—	—	—	—	—	—	5	2,828	2,833
YTD 2015	14,754	—	—	—	—	—	—	—	—	—	—	—	1,878	1,878
Subtotal	26,381	—	—	—	—	—	—	—	—	—	—	5	4,706	4,711

Total	5,360,870	467,372	191,376	236,393	262,166	326,699	368,003	529,342	705,490	908,684	1,142,437	1,378,812	1,170,124	7,686,898
(1) The amount reflected in the purchase price column includes the acquisition date finance receivable portfolio that was acquired in connection with the Aktiv acquisition.
(2) For our international amounts, purchase price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.
(3) For our international amounts, cash collections are presented using the average exchange rates during the cash collection period.

Collections Productivity (Domestic Portfolio)
The following tables display various collections productivity measures that we track.
Cash Collections per Collector Hour Paid (Domestic Portfolio)

	Core cash collections (1)
	2015	2014	2013	2012	2011
Q1	$247	$223	$193	$166	$162
Q2	245	220	190	169	154
Q3	250	217	191	171	152
Q4	—	203	190	150	137

	Total cash collections (2)
	2015	2014	2013	2012	2011
Q1	$350	$337	$304	$258	$241
Q2	344	354	315	275	243
Q3	343	338	310	279	249
Q4	—	310	308	245	228

	Non-legal cash collections (3)
	2015	2014	2013	2012	2011
Q1	$294	$282	$251	$216	$204
Q2	288	293	261	225	205
Q3	287	280	259	230	212
Q4	—	259	256	200	194

	Non-legal/non-insolvency cash collections (4)
	2015	2014	2013	2012	2011
Q1	$191	$167	$140	$125	$125
Q2	188	158	137	120	116
Q3	194	159	140	122	115
Q4	—	151	138	105	103

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

The following chart illustrates the excess of cash collections on our owned portfolios over income recognized on finance receivables on a quarterly basis. The difference between cash collections and income recognized on finance receivables is referred to as amortization. This amortization is the portion of cash collections that is used to recover the cost of the portfolio investment represented on the balance sheet.

(1)	Includes cash collections on finance receivables only and excludes cash proceeds from sales of nonperforming loans.

Seasonality
Cash collections tend to be higher in the first and second quarters of the year and lower in the third and fourth quarters of the year. This is due to customer payment patterns in connection with seasonal employment trends, income tax refunds and holiday spending habits. Historically, our growth has partially offset the impact of this seasonality.
The following table displays our quarterly cash collections by source, for the periods indicated.

Cash Collections by Geography and Type(amounts in thousands)	Q3-2015	Q2-2015	Q1-2015	Q4-2014	Q3-2014	Q2-2014	Q1-2014	Q4-2013
Americas-Core	$210,725	$218,838	$219,371	$185,921	$189,027	$190,229	$187,818	$158,828
Americas-Insolvency	81,865	92,974	95,533	103,104	110,544	124,101	120,702	114,384
Europe-Core	85,635	76,602	83,876	84,398	73,172	4,944	4,847	5,714
Europe-Insolvency	2,528	1,210	967	5	—	—	—	—
Total Cash Collections	$380,753	$389,624	$399,747	$373,428	$372,743	$319,274	$313,367	$278,926
The following table provides additional details on the composition of our Core cash collections in the United States for the periods indicated.
Core Cash Collections by Source - Domestic Portfolio Only

Cash Collection Source (amounts in thousands)	Q3-2015	Q2-2015	Q1-2015	Q4-2014	Q3-2014	Q2-2014	Q1-2014	Q4-2013
Call Center and Other Collections	$117,560	$121,148	$122,316	$95,784	$92,814	$90,128	$92,889	$78,661
External Legal Collections	47,318	49,995	49,578	46,761	49,930	55,011	50,990	46,066
Internal Legal Collections	41,338	42,482	42,464	38,157	41,400	45,090	43,939	34,101
Total Core Cash Collections - Domestic Only	$206,216	$213,625	$214,358	$180,702	$184,144	$190,229	$187,818	$158,828

Portfolios by Type and Geography (Domestic Portfolio)
The following table categorizes our life to date domestic portfolio purchases as of September 30, 2015, into the major asset types represented (amounts in thousands):

Account Type	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
Major Credit Cards	21,399	53%	$57,199,323	67%	$2,536,656	60%
Consumer Finance	6,716	17	8,731,424	10	158,884	4
Private Label Credit Cards	11,129	28	14,863,222	17	1,328,286	32
Auto Deficiency	679	2	4,840,800	6	157,440	4
Total	39,923	100%	$85,634,769	100%	$4,181,266	100%

(1)	"Face Value" represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	"Original Purchase Price" represents the cash paid to sellers to acquire portfolios of nonperforming loans and has not been reduced by any adjustments, including payments and buybacks.

The following table summarizes our life to date domestic portfolio purchases as of September 30, 2015, into the delinquency categories represented (amounts in thousands).

Account Type	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
Fresh	4,317	11%	$9,541,003	11%	$1,133,723	27%
Primary	5,146	13	9,838,903	11	600,663	14
Secondary	8,879	22	11,942,059	14	603,806	14
Tertiary	4,852	12	6,774,111	8	134,490	3
Insolvency	5,871	15	23,885,432	28	1,528,152	37
Other	10,858	27	23,653,261	28	180,432	5
Total	39,923	100%	$85,634,769	100%	$4,181,266	100%

(1)	"Face Value" represents the original face amount purchased from sellers and has not been reduced by any adjustments including payments and buybacks.

(2)	"Original Purchase Price" represents the cash paid to sellers to acquire portfolios of nonperforming loans and has not been reduced by any adjustments, including payments and buybacks.
We review the geographic distribution of accounts within a portfolio because we have found that state specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and insolvency trends vary regionally and are factored into our maximum purchase price equation.

The following table summarizes our life to date domestic portfolio purchases as of September 30, 2015, by geographic location (amounts in thousands):

Geographic Distribution	No. of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
California	4,333	11%	$11,261,686	13%	$520,912	12%
Texas	5,358	13	9,159,907	11	367,592	9
Florida	3,203	8	7,999,716	9	368,012	9
New York	2,295	6	4,990,328	6	219,848	5
Ohio	1,816	5	3,217,444	4	170,842	4
Pennsylvania	1,464	4	3,141,886	4	153,868	4
Illinois	1,509	4	3,081,157	4	164,215	4
North Carolina	1,456	4	3,048,163	4	148,257	4
Georgia	1,328	3	2,848,628	3	163,609	4
Other(3)	17,161	42	36,885,854	42	1,904,111	45
Total	39,923	100%	$85,634,769	100%	$4,181,266	100%

(1)	"Face Value" represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	"Original Purchase Price" represents the cash paid to sellers to acquire portfolios of nonperforming loans and has not been reduced by any adjustments, including payments and buybacks.

(3)	Each state included in “Other” represents less than 3% of the face value of total nonperforming loans.
Portfolio Purchasing
The following table displays our quarterly portfolio purchases for the periods indicated.

Portfolio Purchase Source (amounts in thousands)	Q3-2015	Q2-2015	Q1-2015	Q4-2014	Q3-2014	Q2-2014	Q1-2014	Q4-2013
Americas-Core	$90,912	$98,317	$138,498	$119,714	$118,018	$91,904	$79,085	$65,759
Americas-Insolvency	9,300	19,111	16,437	24,949	38,535	16,187	72,003	31,987
Europe-Core (1) (2)	240,385	88,499	21,579	123,194	734,803	1,121	1,626	1,763
Europe-Insolvency	3,959	2,450	8,510	11,625	—	—	—	—
Total Portfolio Purchasing	$344,556	$208,377	$185,024	$279,482	$891,356	$109,212	$152,714	$99,509
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

The total initial investment by the Polish investment fund in finance receivables is $62.6 million. The gross estimated remaining collections and gross total estimated collections, related to our proportional ownership of the fund, are $116.7 million and $128.5 million, respectively, at September 30, 2015. Our investment revenue is generated from the net collections of the fund (cash collections less direct expenses) which is estimated at September 30, 2015 to be $89.7 million in total.

Estimated Remaining Collections
The following chart shows our ERC by geographical region at September 30, 2015 (amounts in millions).
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
As of September 30, 2015, cash and cash equivalents totaled $69.1 million, compared to $39.7 million at December 31, 2014. We had $1.65 billion in borrowings outstanding as of September 30, 2015, with $393.2 million of availability under all of our credit facilities. See the "Borrowings" section below for more information.
We have in place forward flow and other commitments for the purchase of nonperforming loans in which the maximum amount that could be purchased is approximately $427.3 million as of September 30, 2015.  Additionally we may enter into new or renewed flow commitments and close on spot transactions in addition to the aforementioned flow agreements.  We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit facilities will be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and additional, normal-course portfolio purchasing during the next twelve months. Business acquisitions, adverse outcomes in pending litigation or higher than normal levels of portfolio purchasing could require additional financing from other sources.
For domestic income tax purposes, we recognize revenue using the cost recovery method with respect to our receivable purchasing business.  The IRS has audited and issued a Notice of Deficiency for the tax years ended December 31, 2005 through 2012.  It has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income.  We have filed a petition in the Tax Court challenging the deficiency and believe we have sufficient support for the technical merits of our positions.  On July 10, 2015 and July 21, 2015, the IRS filed motions for summary judgment for tax years 2008 through 2012 and 2005 through 2007 respectively. On October 30, 2015, the U.S. Tax Court held oral arguments on the IRS Motion for Summary Judgment.  The court deferred issuing a ruling from the bench and indicated it would expect to issue an Order within two weeks regarding its disposition on all pending motions.  The court also set this matter for trial, to begin on September 19, 2016, for an anticipated ten days in the event the court denies the IRS Motion for Summary Judgment.   If the Tax Court judge grants the motions for summary judgment in favor of the IRS, we can appeal to the federal Court of Appeals.  If we are unsuccessful in Tax Court and any potential appeals to the federal Court of Appeals, we may ultimately be required to pay the related deferred taxes, and possibly interest and penalties, which may require additional financing from other sources. Deferred tax liabilities related to this item were $246.9 million at September 30, 2015. Our estimate of the potential federal and state interest is $91.1 million as of September 30, 2015.

Cash generated from operations is dependent upon our ability to collect on our finance receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our future cash flows.
On December 10, 2014, the Company's board of directors authorized a share repurchase program to purchase up to $100 million of the Company's outstanding shares of common stock on the open market. Repurchases depend on prevailing market conditions and other factors. The repurchase program may be suspended or discontinued at any time. During the three months ended September 30, 2015, we purchased 132,582 shares of our common stock under the share repurchase program at an average price of $58.08 per share. At September 30, 2015, the maximum remaining purchase price for share repurchases under the share repurchase program is approximately $0.1 million.
Our operating activities provided cash of $125.5 million and $172.4 million for the nine months ended September 30, 2015 and 2014, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period.
Our investing activities used cash of $215.4 million and $859.9 million during the nine months ended September 30, 2015 and 2014, respectively. Cash used in investing activities is primarily driven by business acquisitions, acquisitions of nonperforming loans and purchases of property and equipment. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. The majority of the change in cash used in investing activities was due to a decrease in business acquisitions from $851.2 million for the nine months ended September 30, 2014, to $1.4 million for the nine months ended September 30, 2015. In addition, collections applied to principal on finance receivables increased to $513.5 million for the nine months ended September 30, 2015, from $420.6 million for the nine months ended September 30, 2014. This was offset by an increase in acquisitions of finance receivables, to $730.0 million for the nine months ended September 30, 2015, from $412.7 million for the nine months ended September 30, 2014.
Our financing activities provided cash of $129.5 million and $603.1 million during the nine months ended September 30, 2015 and 2014, respectively. Cash for financing activities is normally provided by draws on our line of credit. Cash used in financing activities is primarily driven by principal payments on our lines of credit, principal payments on long-term debt and repurchases of our common stock. The decrease in cash provided by financing activities was primarily driven by a decrease in net borrowings on our lines of credit from $436.5 million for the nine months ended September 30, 2014, compared to $238.9 million during the nine months ended September 30, 2015. This was partially offset by increases in cash used in financing activities for repurchases of our common stock and principal payments on long-term debt. During the nine months ended September 30, 2015, we repurchased $85.5 million of our common stock compared to $0 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we had payments on long-term debt of $43.6 million compared to $7.5 million for the nine months ended September 30, 2014.
Cash paid for interest was $38.3 million and $21.1 million for the nine months ended September 30, 2015 and 2014, respectively. Interest was paid on our revolving credit facilities, long-term debt, convertible debt and interest rate swap agreements. The increase during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was mainly due to the interest paid on the debt assumed and additional funding required for the Aktiv acquisition. Cash paid for income taxes was $70.5 million and $41.7 million for the nine months ended September 30, 2015 and 2014, respectively.
Borrowings
Domestic Revolving Credit and Term Loan

We have a credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (such agreement as later amended or modified, the “Credit Agreement”). On August 4, 2015, we entered into the Fifth Amendment to the Credit Agreement (the "Fifth Amendment").  Among other things, the Fifth Amendment (a) adds Bank of America, N.A., acting through its Canada branch, as Canadian Administrative Agent under the Credit Agreement, (b) adds our wholly-owned subsidiary, PRA Group Canada Inc., as a Borrower under the Credit Agreement, (c) removes the Financial Covenant with respect to Consolidated Tangible Net Worth, (d) terminates the Multi Currency Revolving B Commitments, (e) adds $50.0 million of Canadian Revolving Commitments, (f) modifies the definition of Permitted Acquisitions to increase the baskets included therein, (g) permits our subsidiaries organized under the laws of Brazil to borrow up to $150.0 million and to grant liens with respect to such borrowings, and (h) acknowledges the change of our legal name in October 2014 to PRA Group, Inc. On September 30, 2015, the Company entered into a sixth amendment which increased the allowable amount of stock repurchases during the term of the agreement to $315 million and removed the covenant that we cannot exceed $100 million in share repurchases during a given year. The total credit facility under the Credit Agreement includes an aggregate principal amount of $823.8 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully funded $173.8 million term loan, (ii) a $600 million domestic revolving credit facility, of which $138.8 million is available to be drawn, and (iii) a $50 million Canadian revolving credit facility, of which $32.9 million is available to be drawn. The facilities all mature on December 19, 2017.  Our revolving credit facility includes a $20.0 million swingline loan sublimit and a $20.0 million letter of credit sublimit. The Credit Agreement is secured by a first priority lien on substantially all of our assets.
Borrowings outstanding on this credit facility at September 30, 2015 consisted of $173.8 million outstanding on the term loan with an annual interest rate as of September 30, 2015 of 2.69% and $478.3 million outstanding on the revolving facilities with a weighted average interest rate of 2.74%. At December 31, 2014, the Company's borrowings on this credit facility consisted of $185.0 million outstanding on the term loan with an annual interest rate as of December 31, 2014 of 2.67% and $409.0 million outstanding on the revolving facility with a weighted average interest rate of 2.68%.
Seller Note Payable
In conjunction with the closing of the Aktiv business acquisition on July 16, 2014, we entered into the $169.9 million Seller Note. On May 22, 2015, we amended the Seller Note to extend the maturity date to January 19, 2016 and allow for an option for us to extend the maturity to July 19, 2016. The Seller Note bears interest at the three-month LIBOR plus 3.75%. The quarterly interest due can be paid or added into the Seller Note balance at our option. During the three months ended September 30, 2015, we paid the quarterly interest payment of $1.7 million. At September 30, 2015, the balance due on the Seller Note was $169.9 million with an annual interest rate of 4.08%.
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

Under the terms of the Amended Multicurrency Revolving Credit Agreement, the credit facility includes an aggregate amount of $750.0 million, of which $199.3 million is available to be drawn, accrues interest at the IBOR plus 2.50-3.30% (as determined by the ERC Ratio as defined in the Amended Multicurrency Revolving Credit Agreement), bears an unused line fee of 0.35% per annum, payable monthly in arrears, and matures on October 23, 2019. The Amended Multicurrency Revolving Credit Agreement also includes an Overdraft Facility aggregate amount of $40.0 million, of which $22.2 million is available to be drawn, accrues interest at the IBOR plus 2.50-3.30% (as determined by the ERC Ratio as defined in the Amended Multicurrency Revolving Credit Agreement), bears a facility line fee of 1.05% per annum, payable quarterly in arrears, and also matures October 23, 2019.
The Amended Multicurrency Revolving Credit Agreement is secured by i) the shares of most of the subsidiaries of Aktiv, and ii) all intercompany loans to Aktiv's subsidiaries.
At September 30, 2015, the balance on the Amended Multicurrency Revolving Credit Agreement was $568.5 million, with an annual interest rate of 3.55%.

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
We believe we were in compliance with all covenants under our financing arrangements as of September 30, 2015 and December 31, 2014.
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
Stockholders’ Equity Attributable to PRA Group, Inc.
Stockholders’ equity attributable to PRA Group, Inc. was $863.5 million at September 30, 2015 and $902.2 million at December 31, 2014. The decrease was primarily attributable to $85.5 million in share repurchases and a $85.3 million increase in accumulated net foreign currency translation losses. This was partially offset by $127.1 million in net income during the nine months ended September 30, 2015.
Contractual Obligations
Our contractual obligations as of September 30, 2015 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$34,770	$10,219	$15,909	$6,869	$1,773
Lines of credit (1)	1,165,545	35,430	537,702	592,413	—
Long-term debt (2)	731,487	203,530	176,930	351,027	—
Purchase commitments (3)	431,551	372,678	31,674	27,199	—
Employment agreements	21,348	8,167	13,181	—	—
Total	$2,384,701	$630,024	$775,396	$977,508	$1,773

(1)
This amount includes estimated interest and unused line fees due on our domestic and multicurrency lines of credit and assumes that the balances on the lines of credit remain constant from the September 30, 2015 balances of $478.3 million and $568.5 million, respectively.

(2)	This amount includes scheduled interest and principal payments on our term loans and our convertible debt.

(3)
This amount includes the maximum remaining amount to be purchased under forward flow and other contracts for the purchase of defaulted finance receivables in the amount of approximately $427.3 million.

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

In June 2014, FASB issued ASU 2014-12, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of the new guidance is not expected to have a material impact on our consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, "Consolidation (Topic 810), Amendments to the Consolidation Analysis" ("ASU 2015-02"). The amendments under the new guidance modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity also may apply the amendments retrospectively. The adoption of the new guidance is not expected to have a material impact on our consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” ("ASU 2015-03"). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. An entity should apply the new guidance on a retrospective basis. We have debt issuance costs which will be reclassified upon adoption of the guidance, but it is not expected to have a material impact on our Company's Consolidated Financial Statements.

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

The Company performs its annual goodwill assessment as of October 1. The option of whether to perform a qualitative assessment or to proceed directly to a two-step quantitative test is made from year-to-year and can vary by reporting unit. At October 1, 2014, we performed a qualitative assessment of our reporting units. Factors we considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying value of the net assets of our reporting units, changes in our share price, and other relevant Company specific events. We also considered the impact of changes in the estimates and assumptions used in our fair value estimates. Based on our evaluation, we determined that our reporting units were not at risk of failing a Step 1 impairment test under ASC 350. We believe that nothing has occurred since the review was performed through September 30, 2015 that would indicate a triggering event and thereby necessitate further evaluation of goodwill or other intangible assets. We expect to perform our next annual goodwill review during the fourth quarter of 2015.

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

For domestic income tax purposes, we recognize revenue using the cost recovery method with respect to our debt purchasing business. We believe cost recovery to be an acceptable method for companies in our industry. Under the cost recovery method, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any income is recognized.

Our acquisition of Aktiv requires the use of material estimates and increases the complexity of our accounting for income taxes. In addition, we are restructuring Aktiv's corporate organization, which requires valuation estimates and interpretations of complex tax laws in multiple jurisdictions.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were $1.4 billion as of September 30, 2015. Assuming a 25 basis point decrease in interest rates, for example, interest expense over the following twelve months would decrease by an estimated $2.9 million. Assuming a 50 basis point increase in interest rates, interest expense over the following twelve months would increase by an estimated $5.8 million.

To reduce the exposure to changes in the market rate of interest, we have entered into interest rate swap agreements for a portion of our floating rate financing arrangements. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate. For the majority of our floating rate financing arrangements, we have no interest rate swap agreements in place. At September 30, 2015, approximately 46% of the net borrowings at PRA Europe were hedged, reducing the related currency exchange risk.

The fair value of our interest rate swap agreements was a net liability of $2.1 million at September 30, 2015. A hypothetical 25 basis point decrease in interest rates would cause a decrease in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be a liability of $4.6 million at September 30, 2015. Conversely, a hypothetical 50 basis point increase in interest rates would cause an increase in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be an asset of $0.6 million at September 30, 2015.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in foreign currencies, including the euro, the Great British pound, the Canadian dollar, Norwegian kroner, Swiss franc, Danish kroner, Swedish kroner, Polish zloty and Brazilian real. In the three months ended September 30, 2015, we generated $53.4 million of revenues from operations outside the United States and used seven functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.

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
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, because we completed the Aktiv acquisition during the third quarter of 2014, we are still in the process of assessing Aktiv’s controls for design and operating effectiveness. We intend to complete that assessment in time to include the results in our 2015 annual evaluation of internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Consumer Financial Protection Bureau Investigation

On September 9, 2015, Portfolio Recovery Associates, LLC, our wholly owned subsidiary, entered into a Consent Order with the CFPB, settling a previously disclosed investigation of certain debt collection practices of the subsidiary (the "Consent Order").
Among other things, the Consent Order requires us to: (i) vacate 837 judgments obtained after the applicable statute of limitations, refund $860,607 in payments received on account of such judgments and waive the remaining $3,411,094 in judgment balances; (ii) refund $18,184,836 in Litigation Department Calls Restitution, as defined in the Consent Order, and (iii) pay an $8,000,000 civil money penalty to the CFPB.
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

It is likely that legal actions, proceedings and other claims arising out of the collection of nonperforming loans will continue to be filed against us, and our debt collection affiliates for the foreseeable future. Victories by plaintiffs in highly publicized cases against us, such as the recent Award, or other debt collection companies may stimulate further claims. A material increase in the number of pending claims could significantly increase our defense costs. In addition, adverse outcomes in pending cases could have adverse effects on our operations and financial condition, and our ability to prevail in other related litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
On December 10, 2014, our board of directors authorized a new share repurchase program to purchase up to $100,000,000 of our outstanding shares of common stock on the open market. Repurchases under this program prior to the third quarter of 2015 totaled $92.2 million. Repurchases during the third quarter of 2015 totaled $7.7 million.
The following table provides information about our common stock purchased during the third quarter of 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	—	$—	—	$—
August 1, 2015 - August 31, 2015	132,582	58.08	132,582	100,483
September 1, 2015 - September 30, 2015	—	—	—	—
Total or Average	132,582	$58.08	132,582	$100,483

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits

10.1
Fifth Amendment, entered into as of August 4, 2015, to the Credit Agreement dated as of December 19, 2012 by and among PRA Group, Inc., its domestic wholly-owned subsidiaries as guarantors, certain lenders, Bank of America, N.A. as administrative agent, swing line lender, and L/C issuer, Bank of America, N.A., acting through its Canada branch, as Canadian Administrative Agent, and certain other agents and arrangers named therein. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 10, 2015).

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

PRA GROUP, INC.
(Registrant)

Date: November 6, 2015	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 6, 2015	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson President, Interim Chief Financial and Administrative Officer and Treasurer (Principal Financial and Accounting Officer)