Form 10-K
period 2015-12-31
PRA GROUP INC
filed 2016-02-26
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
Commission File Number: 000-50058

PRA Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware		75-3078675
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

120 Corporate Boulevard, Norfolk, Virginia	23502	(888) 772-7326
(Address of principal executive offices)	(Zip Code)	(Registrant's Telephone No., including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	NASDAQ Global Select Market
(Title of Class)	(Name of Exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☑   NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. YES  ☐   NO  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑   NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☑   NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2015 was $2,970,224,983 based on the $62.31 closing price as reported on the NASDAQ Global Select Market.
The number of shares of the registrant's Common Stock outstanding as of February 25, 2016 was 46,221,037.
Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement for our 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:
This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall cash collection trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital;

•	a prolonged economic recovery or a deterioration in the economic or inflationary environment in North America or Europe, including the interest rate environment;

•	our ability to replace our nonperforming loans with additional receivables portfolios;

•	our ability to purchase nonperforming loans at appropriate prices;

•	our reliance on third-party vendors having procedures and controls which are compliant or error free;

•	our ability to obtain accurate and authentic account documents relating to accounts that we acquire and the possibility that documents that we provide could contain errors;

•	our ability to collect sufficient amounts on our nonperforming loans;

•	our ability to successfully acquire receivables of new asset types;

•
changes in, or interpretations of, bankruptcy or collection laws that could negatively affect our business, including by causing an increase in certain types of bankruptcy filings involving liquidations, which may cause our collections to decrease;

•
changes in, or interpretations of, federal, state, local, or foreign laws or the administrative practices of various bankruptcy courts, which may impact our ability to collect on our nonperforming loans;

•	our ability to obtain adequate insurance coverage at reasonable prices;

•	our ability to manage risks associated with our international operations;

•	changes in tax laws regarding earnings of our subsidiaries located outside of the United States ("U.S.");

•	the possibility that we could incur goodwill or other intangible asset impairment charges;

•	our ability to retain members of our senior management team;

•	the possibility that our U.S. work force could become unionized in the future, which could adversely affect the stability of our production and increase our costs;

•	the imposition of additional taxes on us;

•	the possibility that we could incur significant allowance charges on our finance receivables;

•	our loss contingency accruals may not be adequate to cover actual losses;

•	the possibility that class action suits and other litigation could divert our management's attention and increase our expenses;

•	adverse outcomes in pending litigations;

•	the possibility that we could incur business to technology disruptions or cyber incidents;

•	the degree, nature, and resources of our competition;

•	the possibility that new business acquisitions prove unsuccessful or strain or divert our resources;

•	the potential effects of threatened or actual terrorism and war;

•	our ability to compete in markets where we do business;

•	our ability to manage growth successfully or to successfully integrate our growth strategy;

•	the possibility that we or our industry could experience negative publicity or reputational attacks;

•	the possibility that a sudden collapse of one of the financial institutions in which we are depositors could negatively affect our financial results;

•	our ability to collect and enforce our finance receivables may be limited under federal, state, and foreign laws;

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

•	changes in accounting standards, governmental laws and regulations or the manner in which they are interpreted or applied which could increase our costs and liabilities or impact our operations;

•
investigations or enforcement actions by governmental authorities, which could result in changes to our business practices; negatively impact our portfolio purchasing volume; make collection of account balances more difficult or expose us to the risk of fines, penalties, restitution payments, and litigation;

•	the possibility that compliance with foreign and U.S. laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions;

•	net capital requirements pursuant to the European Union Capital Requirements Directive ("CRD IV"), which could impede the business operations of our subsidiaries;

•	our ability to maintain, renegotiate or replace our credit facility;

•	our ability to satisfy the restrictive covenants in our debt agreements;

•	the possibility that the accounting for convertible debt securities could have an adverse effect on our financial results;

•	our ability to raise the funds necessary to repurchase the convertible senior notes or to settle conversions in cash;

•	the possibility that conversion of the convertible senior notes could affect the price of our common stock;

•
changes in interest or exchange rates, which could reduce our net income, and the possibility that future hedging strategies may not be successful, which could adversely affect our results of operations and financial condition, as could our failure to comply with hedge accounting principles and interpretations; and

•	the risk factors listed from time to time in our filings with the Securities and Exchange Commission (the "SEC").
You should assume that the information appearing in this annual report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.
For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the "Risk Factors" section beginning on page 18, as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section beginning on page 35 and the "Business" section beginning on page 6.
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

PART I
Item 1. Business.
General
Headquartered in Norfolk, Virginia and incorporated in Delaware, we are a leading company in the acquisition and collection of nonperforming loans in the Americas and Europe. Our business focuses upon the acquisition, collection, and processing of both unpaid and normal-course accounts receivable originally owed to credit grantors, government entities, and others. Our primary business is the purchase, collection and management of portfolios of nonperforming consumer loans. The accounts we acquire are the unpaid obligations of individuals owed to credit grantors, which primarily include banks and other types of consumer, retail, and auto finance companies. We also provide the following fee-based services:

•	Contingent collections of nonperforming loans in Europe;

•	Vehicle location, skip tracing and collateral recovery for auto lenders, government entities and law enforcement;

•	Revenue administration, audit and debt discovery services for local government entities; and

•	Class action claims recovery services and related payment processing.
We have one reportable segment, accounts receivable management, based on similarities among the operating units including the nature of the products and services, the nature of the production processes, the types or classes of customers for our products and services, the methods used to distribute our products and services, and the nature of the regulatory environment.
On August 3, 2015 we acquired 55% of the equity interest in RCB Investimentos S.A. ("RCB"). The remaining 45% of the equity interest in RCB is owned by the executive team and previous owners of RCB. RCB was founded in 2007 and is a leading master servicing platform for nonperforming loans in Brazil. RCB specializes in structuring, investing and operating receivable and credit-related assets. The founders of RCB each entered into long-term employment agreements with us and will continue to manage RCB's local business in Brazil. Our investment for the 55% ownership of RCB was paid for with approximately $55.2 million in cash which was borrowed under our existing domestic revolving credit facility. The majority of cash paid to acquire the equity interest in RCB is expected to be used in the ordinary course of business. As part of the investment and call option agreements, we have the right to purchase the remaining 45% of RCB at certain multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA") beginning August 3, 2019 and lasting for two years.
The scale and scope of our international business expanded substantially during 2014 primarily due to the acquisition of Aktiv Kapital ("Aktiv"), a Norway-based leader in acquiring and servicing nonperforming consumer debt throughout Europe and Canada. With the Aktiv acquisition, we became one of the world's largest acquirers of nonperforming consumer loans from banks and other creditors. The Aktiv acquisition provided us entry into several new markets, resulting in additional geographic diversity in portfolio purchasing and collection. Aktiv's executive team and the more than 400 Aktiv employees joined our workforce upon the closing of the transaction.
We believe that the strengths of our business are our analytical approach to portfolio pricing and servicing, our processing systems and procedures, our relationships with many of the largest consumer lenders, and our extensive compliance systems and culture. The success of our business depends on our ability to purchase nonperforming loans at appropriate valuations and to collect on those receivables in a compliant, effective and efficient manner.
Our Core business specializes in receivables that have been charged-off by the credit grantor. Because the credit grantor and/or other debt servicing companies have unsuccessfully attempted to fully collect these receivables, we are able to purchase them at a substantial discount to their face value.
Our Insolvency business consists primarily of purchasing and collecting accounts that are involved in a Chapter 13 bankruptcy proceeding from credit grantors based in the United States. During 2014, the geographic footprint of the Insolvency business expanded into Canada and Europe.
We were initially formed as Portfolio Recovery Associates, L.L.C., a Delaware limited liability company, on March 20, 1996. In connection with our 2002 initial public offering, all of the membership units of Portfolio Recovery Associates, L.L.C. were exchanged, simultaneously with the effectiveness of our registration statement, for a single class of Portfolio Recovery Associates, Inc. common stock, a new Delaware corporation formed on August 7, 2002. Accordingly, the members of Portfolio Recovery Associates, L.L.C. became the common stockholders of Portfolio Recovery Associates, Inc., which became the parent company of Portfolio Recovery Associates, L.L.C. and its subsidiaries. On October 23, 2014, we changed our name to PRA Group, Inc.

Frequently Used Terms
We use the following terminology throughout this document:

•
"Allowance charges" refers to a reduction in income recognized on finance receivables on pools of finance receivables whose cash collection estimates were below expectations or are projected to be below expectations.

•	"Amortization rate" refers to cash collections applied to principal on finance receivables as a percentage of total cash collections.

•	"Buybacks" refers to purchase price refunded by the seller due to the return of ineligible accounts.

•	"Cash collections" refers to collections on our owned finance receivables portfolios.

•	"Cash receipts" refers to collections on our owned finance receivables portfolios plus fee income.

•
"Core" accounts or portfolios refer to accounts or portfolios that are nonperforming loans and are not in an insolvent status upon purchase. These accounts are aggregated separately from insolvency accounts.

•	"Estimated remaining collections" or "ERC" refers to the sum of all future projected cash collections on our owned finance receivables portfolios.

•	"Fee income" refers to revenues generated from our fee-for-service businesses.

•	"Income recognized on finance receivables" refers to income derived from our owned finance receivables portfolios.

•	"Income recognized on finance receivables, net" refers to income derived from our owned finance receivables portfolios and is shown net of allowance charges/reversals.

•
"Insolvency" accounts or portfolios refer to accounts or portfolios of receivables that are in an insolvent status when we purchase them and as such are purchased as a pool of insolvent accounts. These include Individual Voluntary Arrangements ("IVAs"), Trust Deeds in the United Kingdom, Consumer Proposals in Canada and bankruptcy accounts in the United States, Canada and the United Kingdom.

•	"Net finance receivable balance" is recorded on our balance sheet and refers to the purchase price less principal amortization and net allowance charges/reversals.

•	"Principal amortization" refers to cash collections applied to principal on finance receivables.

•	"Purchase price" refers to the cash paid to a seller to acquire nonperforming loans, plus certain capitalized costs, less buybacks.

•	"Purchase price multiple" refers to the total estimated collections (as defined below) on owned finance receivables portfolios divided by purchase price.

•	"Total estimated collections" refers to actual cash collections, including cash sales, plus estimated remaining collections on our finance receivables portfolios.
All references in this report on Form 10-K to the "PRA Group," "our," "we," "us," the "Company" or similar terms are to PRA Group, Inc. and its subsidiaries.
Available Information
We maintain an Internet website at the following address: www.pragroup.com.
We make available on or through our website certain reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with or furnish it to the SEC. The information that is filed with the SEC may be read or copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. In addition, information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at: www.sec.gov.
Reports filed with or furnished to the SEC are also available free of charge upon request by contacting our corporate office at:
PRA Group, Inc.
Attn: Investor Relations
120 Corporate Boulevard, Suite 100
Norfolk, Virginia 23502

Competitive Strengths
We Offer a Compelling Alternative to Global Debt Owners and Domestic Governmental Entities
We offer global debt owners the ability to realize immediate value for their charged-off and insolvent receivables, through either one-time spot purchase contracts or forward flow contracts that arrange for regular purchases from the debt owner. Our transactional flexibility helps us to meet the needs of global debt owners, leverages our access to capital, and provides us with the opportunity to create consistent and enduring supply relationships. Through our government services business and our European and South American businesses, we have the ability to service receivables in various ways including collecting on a contingent fee basis. For our government services business, this also includes such services as processing tax payments on behalf of the client and extends to more complicated tax audit and discovery work, as well as additional services that fill the needs of our clients.
Disciplined and Proprietary Underwriting Process
One of the key components of our growth has been our ability to price portfolio acquisitions at levels that have generated profitable returns on investment. Since inception, we have been able to consistently collect more than our purchase price and costs over the collection life cycle of the finance receivables portfolios we have acquired. In doing so, we have generated profits and operational cash flow from these portfolio acquisitions, without relying on the resale of portfolios to achieve these results. In the United States, we have not resold any of our purchased portfolios since 2002 and sold a minimal number of accounts prior to this time frame.
By retaining and collecting, as opposed to selling, the accounts we purchase over the long term, we create static pool history that we believe is unique among our peers. Our portfolio underwriting process utilizes collection results, customer data, and account attributes to effectively value portfolios. Our modeling capabilities continuously evolve as we incorporate new data and develop, test, and adopt new analytical tools that help us improve our underwriting accuracy.
The Core portfolio underwriting process includes both quantitative analytical modeling and qualitative judgment-based analysis that considers the effects of the origination, servicing, and collection history of the portfolios we price. With the addition of data from the Aktiv acquisition and our interest in RCB in Brazil, we have similar capabilities in European and South American markets. We believe the combination of our deep sample of purchase data, our sophisticated analytical modeling, and the underwriting judgment gained from thousands of portfolios affords us a significant competitive advantage.
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
We have developed financial models and systems for pricing portfolio acquisitions, managing the collections process and monitoring operating results. We regularly prepare a static pool report for each of our portfolios, populating actual results back into our acquisition models to enhance their accuracy. We monitor collection results continuously, seeking to identify and resolve negative trends promptly. By retaining and collecting upon our purchased finance receivables over the long-term, we enhance our knowledge of a portfolio's performance. The combination of hardware, software and proprietary modeling and systems has been developed by our management team through years of experience in this industry and we believe provides us with an important competitive advantage from the acquisition process all the way through collection and payment operations.
Our systems and infrastructure also enhance our compliance activities. We employ a staff of Quality Assurance employees in our Compliance function who monitor calls and observe collection system entries and monitor and test our daily activities. To enhance this process, where permissible, we employ sophisticated call and work action recording systems which allow us to better monitor compliance and quality of our customer contacts.
Strong Relationships with Major Credit Grantors
We have done business with most of the largest consumer lenders in the United States and in Europe. We maintain an active marketing effort and our senior management team is in contact on a regular basis with existing and potential sellers of nonperforming loans. In addition, we protect our reputation as a reliable and compliant purchaser of nonperforming loans. Management views our reputation as compliant collectors as an integral part of our value proposition for existing and potential sellers. Moreover, we consistently attempt to negotiate reasonable and mutually acceptable contract terms, resulting in a confident and expeditious closing process for both parties. We believe our strong relationships with major credit grantors provide us with access to quality opportunities for portfolio purchases.

Experienced Management Team
Prior to our formation, our founders played key roles in the development and management of a receivables acquisition and divestiture operation of Household Recovery Services, a subsidiary of Household International. As we have grown, we have expanded our management team with seasoned executives to better sustain our business growth strategy. Our team has considerable expertise in the accounts receivable management industry.
Following is a summary of our executive management team as of February 26, 2016, including each executive officer's principal occupation, business experience, and employment during the past five years. The principal occupation, employment and business experience history of each member provides a brief explanation as to the nature of responsibility undertaken by such individual in their prior positions to provide adequate disclosure of his or her prior business experience.
Executive Officers of the Registrant Tenure, Experience and Age in years

Name	Current Position	Prior Experience	PRA Group Tenure	Relevant Industry Experience	Age
Steven D. Fredrickson (1)	Chairman of the Board of Directors, and Chief Executive Officer	Household Recovery Services, Continental Illinois National Bank and Trust Company	20	30+	56
Kevin P. Stevenson (2)	President, Chief Administrative Officer, and Interim Chief Financial Officer	Household Recovery Services, Household Bank	20	27	51
Chris Graves (3)	Executive Vice President, Americas Core Acquisitions & Core Operations	Capital One, Signet Bank, First Union	10	23	47
Chris Lagow (4)	Senior Vice President and General Counsel	Togut, Segal & Segal, LLP, LeClair Ryan, PC	10	15	42
Michelle Link (5)	Chief Human Resources Officer	Amerigroup, Corning, Cigna, Blue Cross Blue Shield	5	18	41
Tiku Patel (6)	Chief Executive Officer, PRA Group Europe	Aktiv Kapital, Experian, Barclays, Kingfisher, Redland	2	14	50
Michael Petit (7)	President, Insolvency Investment Services	Pacific Crest Securities, Caterpillar, Banc One Capital Markets, Ford Motor Company, Jefferies and Company, Continental Bank	12	30	56
Steve Roberts (8)	Chief Strategy and Business Development Officer	ShopText, Interpublic Group, Otis, Carrier, Digitas, United Technologies	3	30	54
Neal Stern (9)	Executive Vice President, Chief Investment, Analytics and Operations Strategy Officer	Target Financial Services, US Bank, Transamerica	9	25	47
Laura White (10)	Chief Compliance Officer	Allianz, Federal Reserve Bank of Richmond, Capital One	2	24	45
Deborah Cassidy (11)	Senior Vice President, Chief Information Officer	Genworth Financial, Allianz Assistance, Tredegar Corporation	1	11	58
Neil Chakravarty (12)	Senior Vice President, Corporate Audit Services	Genworth Financial, Capital One Financial, KPMG	1	18	38

(1)	Mr. Fredrickson, co-founder, served as PRA Group's President until 2015 when he assumed his current position.

(2)	Mr. Stevenson, co-founder, served as PRA Group's Executive Vice President until 2015 when he assumed his current position.

(3)	Mr. Graves joined PRA Group in 2006. He served as Vice President, Portfolio Acquisitions until 2009, and Executive Vice President, Core Acquisitions until 2013 when he assumed his current position.

(4)	Mr. Lagow joined PRA Group in 2006. He served as U.S. Counsel-Litigation until 2014 and Deputy General Counsel until 2015 when he assumed his current position.

(5)	Ms. Link joined PRA Group in 2011. She served as Senior Vice President, Human Resources until 2014 when she assumed her current position.

(6)
Mr. Patel transitioned to PRA Group from Aktiv Kapital where he served as Chief Operating Officer for six years. Aktiv Kapital was acquired by PRA Group, Inc. in 2014; following the transition he continued his role as Chief Operating Officer for PRA Group Europe until 2016 when he took on the role of Chief Executive Officer, PRA Group Europe. His extensive operational knowledge of Aktiv Kapital, his background and skills in the financial services industry, and his leadership capabilities are highly leveraged in his continued role with PRA Group.

(7)	Mr. Petit joined PRA Group in 2004. He served as President, Bankruptcy Services from 2011 until 2015 when he assumed his current position.

(8)
Mr. Roberts was the Chief Executive Officer of ShopText for the six years prior to joining PRA Group. He has a significant background in marketing and operations and worked as a chief operating officer and chief financial officer at subsidiaries of the publicly-held McCann Erikson and Modem Media organizations. He served as President, Business and Government Services at PRA Group until 2015 when he assumed his current position.

(9)
Mr. Stern joined PRA Group in 2007. He served as Senior Vice President, Operations from 2008 until 2011, and Executive Vice President, Chief Operating Officer Owned Portfolios until 2015 when he assumed his current position.

(10)
Prior to joining PRA Group, Ms. White was the Chief Risk and Compliance Officer, Americas Zone for Allianz Global Assistance from 2010-2014. Ms. White has more than 20 years of leadership experience in the financial services industry. In her role with Allianz she was responsible for risk management and compliance, including operational risk, internal controls, business continuity and regulatory compliance. A significant amount of this experience is leveraged in her role at PRA Group.

(11)
Ms. Cassidy served as Vice President and Business Chief Information Officer at Genworth Financial and Vice President and Americas Chief Information Officer at Allianz prior to joining PRA Group. She has over 25 years of experience within information technology; 11 years were focused within financial services.

(12)
Prior to joining PRA Group, Mr. Chakravarty served as Senior Manager, Card Operations Audit, Capital One Financial for over two years before transitioning to Genworth Financial where he served as Audit Director for three years. He has an extensive background in the audit and risk management industry and leverages these skills at PRA Group.

Portfolio Acquisitions
Our portfolio of finance receivables includes a diverse set of accounts that can be categorized by asset type, age and size of account, level of previous collection efforts, payment history, and geography. To identify buying opportunities, we maintain an extensive marketing effort with our senior officers contacting known and prospective sellers of finance receivables. We have acquired receivables of Visa®, MasterCard®, private label and other credit cards, installment loans, lines of credit, insolvency accounts, deficiency balances of various types, legal judgments, trade payables, and other types, all from a variety of receivable owners. These sellers include major banks, credit unions, consumer finance companies, telecommunication providers, retailers, utilities, auto finance companies, student loan companies, and other debt owners. In addition, we make periodic visits to the operating sites of sellers of receivables and attend numerous industry events in an effort to develop account purchase opportunities. We also maintain active relationships with brokers of nonperforming loans.
We purchase accounts from a variety of debt owners. We have acquired portfolios at various price levels, depending on the age of the portfolio, its geographic distribution, our historical experience with a certain asset type or credit grantor and similar factors. A typical nonperforming loan portfolio that we acquire in the United States ranges from $1 million to $150 million in face value and contains receivables from diverse geographic locations with average initial individual account balances of $400 to $7,000. Our portfolio purchases outside the United States can vary from these ranges based upon a number of factors.
In the United States, the age of a Core portfolio (the time since the underlying account has been charged-off) is an important factor in determining the value we place on the portfolio. Generally, there is an inverse relationship between the age of a Core portfolio and the price we can pay to purchase the portfolio. This relationship is due to the fact that older Core portfolio receivables typically liquidate at lower rates. The accounts receivables management industry places U.S. Core portfolio receivables into categories depending on the number of collection agencies that have previously attempted to collect on the receivables. Fresh accounts are typically past due 120 to 270 days, charged-off by the credit grantor and are typically sold prior to the seller conducting any post-charge-off collection activity. These accounts typically sell for the highest purchase price. Primary accounts are charged-off, are typically 360 to 450 days past due, and have been previously placed with one contingent fee servicer and receive a lower purchase price. Secondary and tertiary accounts are charged-off, are typically more than 540 days past due, and have been placed with two or three contingent fee servicers and receive even lower purchase prices. We also occasionally purchase portfolios of charged-off accounts previously worked by four or more agencies and these are typically older and receive an even lower price. In Europe we also purchase portfolios of paying, charged-off accounts. Such pools have liquidation results that can have much in common with Insolvency portfolios.
In addition, we purchase portfolios of accounts that are included in certain types of consumer insolvency proceedings. Given our United States focus historically, these insolvency accounts are typically those filed under Chapter 13 of the U.S. Bankruptcy Code and have an associated payment plan that generally ranges from 3 to 5 years in duration. We purchase portfolios of insolvency accounts in both forward flow and spot transactions and, consequently, they can be at any age in the bankruptcy plan life cycle.

Non-U.S. Insolvency accounts may have some slight differences, but will generally operate similarly. In Canada, we purchase Consumer Proposal, Consumer Credit Counseling and Bankrupt Accounts. In the United Kingdom, we purchase IVAs, Company Voluntary Arrangements, Trust Deeds and Bankrupt Accounts. In Germany, we acquire consumer bankruptcies which may also consist of small business loans with a personal guarantee.
We also review the geographic distribution of accounts within a portfolio because we have found that state-specific laws and rules can have an effect on the collectability of accounts located there. In addition, economic factors and bankruptcy trends vary regionally and are factored into our purchase price equation.
Purchasing Process
We acquire portfolios from debt owners through auctions and negotiated sales. In an auction process, the seller will assemble a portfolio of receivables and will seek purchase prices from specifically invited potential purchasers. In a privately negotiated sale process, the debt owner will contact one or more purchasers directly, receive a bid, and negotiate the terms of sale. In either case, typically, invited purchasers will have already successfully completed a qualification process that can include the owner's reviews of any or all of the following: the purchaser's experience, reputation, financial standing, operating procedures, business practices, and compliance oversight.
We also acquire accounts through forward flow contracts. Under a forward flow contract we agree to purchase nonperforming loans from a debt owner on a periodic basis, at a price equal to a set percentage of face value of the receivables over a specified time period, generally from three to twelve months. These agreements often contain a requirement that the attributes and selection criteria of the receivables to be sold will not significantly change each month. If this requirement is not adhered to, the contract will typically allow for the correction of any material file deficiencies by the seller or other appropriate remedies as mutually agreed upon. Forward flow contracts provide debt owners with a predictable source of value for nonperforming loans and provide the debt purchaser with a steady and reliable source of receivables for its collection operation.
In a typical U.S. and Canadian Core portfolio sale transaction, after signing a non-disclosure agreement, a debt owner distributes a computer data file containing ten to fifteen essential data fields on each account in the portfolio offered for sale. Such fields typically include, but are not limited to, the customer's name, address, outstanding balance, date of charge-off, date and amount of last payment and the date the account was opened. Customer information may be masked or altogether excluded from the pricing file provided by the seller. Additionally, we typically receive a survey from the debt owner, which describes the origination, servicing, and collection history of the accounts selected for sale. We may also receive representative samples of account documentation for review, to include statements, account agreements, promissory notes, and other documents, as applicable. We perform our data due diligence on the portfolio by electronically checking the data, provided to us through secured delivery, using proprietary data quality algorithms, and when possible, cross-check the data against the accounts in our owned portfolio database. We compile a variety of portfolio level reports, examining all available data. In certain markets, we will also perform on-site due diligence at the debt owner's operation.
In order to determine a purchase price for a Core portfolio in the United States, we generally use two separate internally developed computer models. We analyze the portfolio using our proprietary multiple linear regression model, which analyzes the accounts of the portfolio using predictive variables and projects a portfolio liquidation rate. We also analyze the portfolio as a whole using an adjustment model, which is used in combination with a cash flow model that utilizes our collections results from similar portfolios we have previously purchased. We supplement the adjustment model with qualitative background information about the origination, servicing and collection history of the portfolio. Finally, we may employ a model that creates statistically similar portfolios from our existing accounts across our purchased inventory and develops estimated collection curves that are used in our price modeling. From these models we derive our quantitative projections which are used to help price transactions. The multiple linear regression model is also used to prioritize collection work efforts subsequent to purchase. With respect to prospective forward flow contracts and other long-term relationships, we obtain a representative file that we use to determine the price of the forward flow arrangement. Then each month during the flow term, we receive the actual sale file to be funded, and compare it to the representative file noted above to determine if the delivered file meets the file quality standards established by the initial pricing file. This process allows us to confirm that the accounts we are purchasing are materially consistent with those we agreed to purchase under the forward flow contract. When purchasing insolvency receivables, we follow a similar analytical process but utilize completely separate, specifically designed pricing models.
In order to determine a purchase price for a Core portfolio in Europe, we use a combination of models. One is a reference model that utilizes actual collections and cost experience yielded from other comparable portfolios previously acquired within the same country as the portfolio being considered for purchase. Other models utilize data from our data warehouse and employ statistical approaches to project the likelihood and amount of receiving payments over the economic life of the portfolio being considered. Models that use decay and amortization approaches can also be employed, depending on the portfolio. When available, external data sources are utilized to enhance underwriting accuracy. As in the United States, quantitative projections of collections and costs are adjusted based upon qualitative background information we collect that describes the origination, servicing and collection history of the portfolio.
We maintain a detailed static pool profile for each portfolio that we have acquired, capturing demographic data and revenue and expense items for further analysis. We use our static pool analysis to refine the underwriting models that we use to price future portfolio purchases. The results of the static pool analysis are input back into our models, increasing the accuracy of the models as the data set increases with every portfolio purchase and each day's collection efforts. We generally do not sell our purchased receivables, but rather we work them over the long-term, enhancing our knowledge of a pool's long-term performance.
The quantitative and qualitative data derived in our due diligence process is evaluated, considering both any subjective factors about the portfolio or the debt owner and our knowledge of the current nonperforming loan market. A portfolio acquisition approval memorandum is then prepared for each prospective portfolio before a binding purchase price is submitted to the debt owner. This approval memorandum, which outlines the portfolio's anticipated collectability, costs, returns, risks, and purchase structure, is distributed to members of an Investment Committee, which varies depending on the country. The approval by the Investment Committee sets a maximum purchase price for the portfolio.
Once a portfolio purchase has been approved by the applicable Investment Committee and the terms of the sale have been agreed to with the debt owner, the acquisition is documented in an agreement that contains mutually agreeable terms and conditions. Provisions are typically incorporated for disputed, fraudulent, deceased, bankrupt (in the case of Core portfolio purchases), or other ineligible accounts and the debt owner typically either agrees to repurchase these accounts or replace them with acceptable replacement accounts within certain time frames.
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
The collectability forecast for a newly acquired portfolio will help determine our initial collection strategy. Accounts that are initially determined to have the highest predicted collection probability will be worked with greater efforts. Less collectible accounts may be set aside to be worked with less frequency or with lower cost methods. After owning an account for a month we begin reassessing the collectability based on a set of observed account characteristics and behaviors. Some accounts may be worked using a letter and/or settlement strategy.
On the initial contact call, a customer is given a standardized presentation on resolving his or her account with us. During this call, emphasis is placed on determining the reason for the customer's default to better assess the customer's situation and create a plan for repayment. The collectors work to obtain a repayment plan that is appropriate to the customer's ability to make a repayment. At times, when determined to be appropriate, and in many cases with management approval, a reduced lump-sum settlement may be agreed upon.
If a collector or an external vendor is unable to establish contact with a customer based on information received or stored, the systems generally will supplement the account information by leveraging a series of automated skip tracing procedures. Skip tracing is the process of developing new phone, address, job or asset information on a customer, or verifying the accuracy of such information.
Legal Recovery – Core Portfolios
An important component of our collections effort involves our legal recovery department and the judicial collection of accounts of customers who we believe have the ability, but not the willingness, to resolve their obligations. There are some markets in which the collection process follows a prescribed time-sensitive and sequential set of legal actions, but in the majority of instances we use models and analysis and select those accounts reflecting a high propensity to pay in a legal environment. Depending on the balance of the receivable and the applicable local collection laws, we determine whether to commence legal action to judicially collect on the receivable. The legal process can take an extended period of time and can be costly, but it also generates net cash collections that likely would not have been realized otherwise.
We use a combination of internal staff (attorney and support), as well as external attorneys, to pursue legal collections under certain circumstances. Over the past several years we have focused on developing our internal legal collection capability. Throughout our markets, we have the capability to initiate lawsuits in amounts up to the jurisdictional limits of the respective courts. Our legal recovery department, using external vendors, also collects claims where appropriate against estates in cases involving deceased debtors having assets at the time of death. Our legal recovery department oversees our internal legal collections and coordinates nationwide collections attorney networks which are responsible for the preparation and filing of judicial collection proceedings in multiple jurisdictions, determining the suit criteria, and instituting wage garnishments to satisfy judgments. Our external law firms usually work on a contingent fee basis.
Insolvency Operations
Insolvency Operations in the United States manages customer filings under the U.S. Bankruptcy Code on debtor accounts derived from three sources; (1) our purchased pools of bankrupt accounts, (2) our Core purchased pools of charged-off accounts that have filed for bankruptcy or insolvency protection after being acquired by us, and (3) our third-party servicing client relationships. On PRA Group owned accounts, we file proofs of claim ("POCs") or claim transfers and actively manage these accounts through the entire life cycle of the insolvency proceeding in order to substantiate our claims and ensure that we participate in any distributions to creditors. On accounts managed under a third-party relationship, we work on either a full service contingency fee basis or a menu style fee-for-service basis.
We developed our proprietary Bankruptcy Management System ("BMS") as a highly secured, access controlled platform for providing bankruptcy notification services, filing POCs and claim transfers, managing documents, administering our case load, posting and reconciling payments and providing customized reports. BMS is a robust system designed to manage claims processing and case management in a high-volume, compliance-sensitive environment. The system is highly flexible and its capacity is easily expanded. Daily processing volumes are managed to meet individual bar dates associated with each bankruptcy case and specific client turnaround times. BMS and its underlying business rules were developed with emphasis first on minimizing risks through strict compliance to the bankruptcy code and applicable laws, rules and regulation, and then on maximizing recoveries from electronic claim filing and strategic case administration.
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
Our global insolvency business operates under the name Insolvency Investment Services. Non-U.S. insolvency operations involve relationships with third-party servicing organizations that are well established in their specific market. We closely monitor and manage these relationships, which include regular audits to verify compliance with PRA Group requirements, as well as local laws and regulations.
Fee-for-Service Businesses
Through our subsidiaries, we provide fee-based services, including vehicle location, skip tracing and collateral recovery services for auto lenders, governments and law enforcement via PRA Location Services, LLC ("PLS"); revenue administration, audit, and discovery/recovery services for government entities through PRA Government Services, LLC and MuniServices, LLC, (collectively "PGS"); class action claims recovery services and related payment processing through Claims Compensation Bureau, LLC ("CCB") and contingent collection of finance receivables through PRA Group Europe ("PRA Europe").
PLS, through call center operations, performs national skip tracing, asset location and collateral recovery services, principally for auto finance companies, for a fee. In addition, PLS locates clients' inventories for a fee with a fleet of cars equipped with license plate recognition cameras. The amount of fee earned is generally dependent on several different outcomes: whether the debtor was found and a resolution on the account occurred, if the collateral was repossessed or if payment was made by the debtor to the debt owner.
PGS primarily derives its revenue from servicing taxing authorities in several different ways, including processing their tax payments and tax forms, collecting delinquent taxes, identifying taxes that are not being paid and auditing tax payments. The processing and collection services are standard commission-based billings or fee-for-service transactions. When audits are conducted, there are two components. The first is a charge for the hours incurred on conducting the audit, based on a contractual billing rate. The gross billing amount based on the aforementioned billing rate is a component of the line item "Fee income" while the salary expense is included in the line item "Compensation and employee services." The second item is for expenses incurred while conducting the audit. Most jurisdictions will reimburse us for direct expenses incurred for the audit including such items as travel and meals. The billed amounts are included in the line item "Fee income" and the expense component is included in its appropriate expense category, generally, "Other operating expenses."

CCB derives its revenue from filing anti-trust and securities class action claims on behalf of institutional investors, retailers, manufacturers, and other businesses. CCB's process allows clients to maximize settlement recoveries, in many cases participating in settlements they would otherwise not know existed. CCB charges fees for its services and works with clients to identify, prepare and submit claims to class action administrators charged with disbursing class action settlement funds. In addition, we purchase the rights to existing and future class action claims identified by CCB.
PRA Europe contributes to the fee-for-service business through its servicing of finance receivables on a contingent fee basis. These receivables are owned by our clients and placed under a contingent fee commission arrangement. PRA Europe is paid to collect funds from the client's debtors and earns a commission generally expressed as a percentage of the gross cash collections amount. This portion of the "Fee income" line of our income statement reflects the contingent fee amount earned, and not the gross collection amount.
Competition
We face competition in both of the markets we serve: receivables purchasing and collecting, and fee-for-service receivables management. Purchased portfolio competition comes from both third-party contingent fee collection agencies and other purchasers of debt that manage their own nonperforming loans or outsource such servicing. Fee-for-service competition comes from new and existing providers of outsourced receivables management services. Many debt owners have become more cautious recently, preferring to sell to experienced portfolio purchasers that maintain compliance with all applicable regulations. This trend effectively constitutes significant barriers to successful entry for new competitors. While both markets remain competitive, the contingent fee industry is more fragmented than the purchased portfolio industry.
We face bidding competition in our acquisition of nonperforming loans and in obtaining placements for our fee-for-service businesses. We also compete on the basis of reputation, industry experience and performance. Among the positive factors which we believe influence our ability to compete effectively in this market are our ability to bid on portfolios at appropriate prices, our reputation from previous portfolio purchase transactions regarding our ability to close transactions in a timely fashion, our relationships with grantors of receivables, our team of well-trained collectors who provide quality customer service while complying with applicable collection laws, and our ability to efficiently and effectively collect on various asset types. Competitors that have a substantially greater number of personnel; financial and other resources; greater adaptability to changing market needs; or more established relationships in our industry than we currently have, could influence our ability to compete effectively.
Information Technology
The information and technology resources of PRA Group support our global businesses through compliant, secure and customer-focused solutions. Continuous review and improvement of our platforms and services ensure that proprietary and third-party solutions are aligned with a customer oriented business strategy.
Through collaboration with technology and industry leaders our information technology teams have developed a responsive roadmap structured to meet the needs of the unique businesses that make up PRA Group.
Protecting customer information is a fundamental aspect of our application development and ongoing technology operations. We employ security focused strategies in the development and delivery of systems supporting our global businesses.
Our Virginia headquarters has two separate telecommunication feeds, uninterruptible power supplies and natural gas and diesel generators, all of which provide a level of redundancy should a power outage or interruption occur. We have generators installed at each of our domestic call centers, as well as some of our subsidiary locations in the United States. The configuration of our locally distributed call control systems provides enterprise-wide call and data distribution between our call centers for efficient portfolio collection and business operations. In addition to data replication between the sites, backups of both software and databases are performed on a daily basis. We employ rigorous physical and electronic security to protect our data. Our call centers have restricted card key access and appropriate additional physical security measures. Electronic protections include data encryption, firewalls and multi-level access controls.
As PRA Group continues to grow, our information and technology work will remain focused on the evaluation of partnerships, products and services that provide quality, secure, scalable solutions to further position us as a global industry leader.
Employees
As of December 31, 2015, we employed 3,799 persons on a full-time basis in the Americas and Europe. We believe that our relations with our employees are generally satisfactory. While none of our North American employees are represented by a union or covered by a collective bargaining agreement, in Europe we work closely with a number of Works Councils, and in countries where it is the customary local practice, such as Finland and Spain, we have collective bargaining agreements.

Office of General Counsel
Our Office of General Counsel provides legal evaluation and guidance to all business units across the entire enterprise and manages general corporate governance; litigation; insurance; corporate and commercial transactions; intellectual property; contract and document preparation and review; compliance with federal securities laws and other applicable regulations and statutes; business acquisitions; and dispute and complaint resolution. Our Office of General Counsel also partners with other risk management functions such as Compliance and Corporate Audit Services.
Compliance
Our Code of Ethics is available at the Investor Relations page of our website at www.pragroup.com. We have implemented company-wide compliance training for our employees and directors, ethics training and annual compliance testing. In addition, we have established a confidential telephone hotline and email and web-based portals to report suspected policy violations, fraud, embezzlement, deception in record keeping and reporting, accounting, auditing matters and other acts which are inappropriate, criminal and/or unethical. Our Chief Compliance Officer is a direct report to the Chief Executive Officer ("CEO") and reports to the Compliance Committee of the Board of Directors. Our compliance department regularly tests controls embedded in business processes designed to provide for compliance with laws, regulations and internal policy. These practices of regular internal monitoring and testing assist in identifying compliance risks and detecting and preventing deviations from policy. So that our employees may carry out their job responsibilities in a compliant way, our Office of General Counsel continuously evaluates the legislative and regulatory environment and provides our operations personnel and our training department with summaries and updates on statutory and regulatory changes and relevant case law, so that they are aware of and in compliance with the laws and judicial decisions that may impact their job duties. The Office of General Counsel also works with business units to pro-actively adjust our practices as needed, and advises employees on compliance with the laws and regulations that govern the various industries and markets within which the Company operates.
Regulation
We are subject to a variety of federal, state, local, and foreign statutes that establish specific guidelines and procedures which debt collectors must follow when collecting customer accounts, including domestic and foreign laws relating to the collection, use, retention, security and transfer of personal information. It is our policy to comply with the provisions of all applicable federal laws and corresponding state and local statutes in all of our activities; however, these laws continue to develop and may be inconsistent from jurisdiction to jurisdiction, and inconsistent in their interpretation. Our failure to comply with these laws could have an adverse effect on us in the event and to the extent that they apply to some or all of our activities. Federal, state, local, and foreign consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors, and the relationship between customers and credit card issuers. Significant laws and regulations applicable to our business include the following:
Fair Debt Collection Practices Act. The U.S. Fair Credit Debt Collection Practices Act ("FDCPA") imposes certain obligations and restrictions on the practices of debt collectors, including specific restrictions regarding communications with customers, including the time, place and manner of the communications. This act also gives consumers certain rights, including the right to dispute the validity of their obligations and a right to sue debt collectors who fail to comply with its provisions, including the right to recover their attorney fees.
Fair Credit Reporting Act. The U.S. Fair Credit Reporting Act ("FCRA") places certain requirements on credit information providers regarding the verification of the accuracy of information provided to credit reporting agencies and investigating consumer disputes concerning the accuracy of such information. We provide information concerning our accounts to the three major credit reporting agencies, and it is our practice to correctly report this information and to investigate credit reporting disputes. The Fair and Accurate Credit Transactions Act amended the Fair Credit Reporting Act to include additional duties applicable to data furnishers with respect to information in the consumer's credit file that the consumer identifies as resulting from identity theft, and requires that data furnishers have procedures in place to prevent such information from being furnished to credit reporting agencies.
Gramm-Leach-Bliley Act. The U.S. Gramm-Leach Bliley Act requires that certain financial institutions, including collection agencies, develop policies to protect the privacy of consumers' private financial information and provide notices to consumers advising them of their privacy policies. This act also requires that if private personal information concerning a consumer is shared with another unrelated institution, the consumer must be given an opportunity to opt out of having such information shared. Since we do not share consumer information with non-related entities, except as required by law, or except as needed to collect on receivables, our consumers are not entitled to any opt-out rights under this act. This act is enforced by the U.S. Federal Trade Commission (the "FTC"), which has retained exclusive jurisdiction over its enforcement, and does not afford a private cause of action to consumers who may wish to pursue legal action against a financial institution for violations of this act.

Electronic Funds Transfer Act. The U.S. Electronic Funds Transfer Act regulates the use of the Automated Clearing House ("ACH") system to make electronic funds transfers. All ACH transactions must comply with the rules of the National Automated Check Clearing House Association ("NACHA") and Uniform Commercial Code §3-402. This act, the NACHA regulations and the Uniform Commercial Code give the consumer, among other things, certain privacy rights with respect to electronic fund transfer transactions, the right to stop payments on a pre-approved fund transfer, and the right to receive certain documentation of the transaction. This act also gives consumers a right to sue institutions which cause financial damages as a result of their failure to comply with its provisions.
Telephone Consumer Protection Act. In the process of collecting accounts, we use a variety of methods to communicate with our customers. This U.S. act and similar state laws place certain restrictions on users of certain automated dialing equipment and pre-recorded messages that place telephone calls to consumers.
Servicemembers Civil Relief Act. The Soldiers' and Sailors' Civil Relief Act of 1940 was amended in December 2003 as the Servicemembers Civil Relief Act ("SCRA"). The SCRA gives U.S. military service personnel relief from credit obligations they may have incurred prior to entering military service, and may also apply in certain circumstances to obligations and liabilities incurred by a servicemember while serving on active duty. The SCRA prohibits creditors from taking specified actions to collect the nonperforming loans of servicemembers. The SCRA impacts many different types of credit obligations, including installment contracts and court proceedings, and tolls the statute of limitations during the time that the servicemember is engaged in active military service. The SCRA also places a cap on interest bearing obligations of servicemembers to an amount not greater than 6% per year, inclusive of all related charges and fees.
Health Insurance Portability and Accountability Act. The Health Insurance Portability and Accountability Act ("HIPAA") provides standards to protect the confidentiality of patients' personal healthcare and financial information in the United States. Pursuant to HIPAA, business associates of health care providers, such as agencies which collect healthcare receivables, must comply with certain privacy and security standards established by HIPAA to ensure that the information provided will be safeguarded from misuse. This act is enforced by the Department of Health and Human Services and does not afford a private cause of action to consumers who may wish to pursue legal action against an institution for violations of this act.
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
Americans with Disabilities Act. The Americans with Disabilities Act ("ADA"), signed into law in 1990, mandates equal treatment for people with disabilities in the United States. More specifically, the ADA requires that telecommunications companies operating in the United States take steps to ensure functionally equivalent services are available for their consumers with disabilities, and requires accommodation of consumers with disabilities, such as the implementation of telecommunications relay services.
Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") became law, and along with it, the Unfair, Deceptive, or Abusive Acts or Practices ("UDAAP") provisions included therein. The Dodd-Frank Act restructured the regulation and supervision of the financial services industry in the United States and created the CFPB, with rulemaking, supervisory, and enforcement authority over larger consumer debt collectors. The Dodd-Frank Act also provides for the CFPB to have the authority to adopt rules describing specified acts and practices as being "unfair," "deceptive," or "abusive," and hence unlawful. Additional prohibitions against unfair or deceptive acts or practices are included in Sec. 5 of the Federal Trade Commission Act, under which the Federal Trade Commission is empowered, among other things, to seek monetary redress and other relief for conduct considered injurious to consumers, prescribe rules defining acts or practices that are unfair or deceptive and conduct investigations relating to business practices.
U.S. Foreign Corrupt Practices Act, United Kingdom Bribery Act and Other Applicable Legislation. Our operations outside the United States are subject to the U.S. Foreign Corrupt Practices Act ("FCPA"), which prohibits United States companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in order to obtain an unfair advantage, to help, obtain or retain business. Violations of these laws and related rules and regulations can result in the imposition of significant civil and criminal fines, penalties and sanctions.
The U.S. Congress and several states have enacted legislation concerning identity theft. Additional domestic and foreign consumer protection and privacy protection laws may be enacted relating to credit card or installment accounts.
Our United Kingdom subsidiaries are subject to regulatory oversight by the Financial Services Authority ("FSA") under the Financial Services and Markets Act 2000. In April 2013, the FSA was split into a new Prudential Regulatory Authority and the Financial Conduct Authority ("FCA"). In April 2014, the FCA took over regulation of the United Kingdom consumer credit regime previously regulated by the Office of Fair Trading. We must also comply with the provisions of the Data Protection Act of 1998, authorization, notification and reporting requirements specific to our operations in the United Kingdom, and in Canada, the Personal Information Protection and Electronic Documents Act.
Under the United Kingdom's consumer credit regime, the requirements for entering into, and ongoing management of, consumer credit agreements are included in the Consumer Credit Act 1974 (and its related regulations), the Unfair Terms in Consumer Contracts Regulations of 1999 and the FCA's consumer credit conduct of business rules. Failure to comply with the Consumer Credit Act 1974 and the Unfair Terms in Consumer Contracts Regulations of 1999 can make agreements (or particular unfair terms contained within agreements) unenforceable or can result in a requirement that charged and collected interest be repaid. The failure to comply with the FCA's consumer credit conduct of business rules can result in enforcement action being taken against us. In addition, a debt owner under a regulated consumer credit agreement who is a private person may have a right of action against us where it has suffered a loss as a result of our failure to comply with such rules.
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
Various domestic and foreign legislative or regulatory bodies may enact new or additional laws and regulations, including those concerning privacy, data-retention and data-protection issues. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to recover the receivables. In addition, our failure to comply with these requirements could result in damage awards, fines, criminal actions, sanctions, or penalties against us, our officers or our employees, prohibitions on the conduct of our business, damage to our reputation and adverse effects on our ability to enforce the receivables.
Additionally, there are some state statutes and regulations comparable to the above federal laws, and specific licensing requirements which affect our operations. State laws may also limit credit account interest rates and fees, as well as limit the time frame in which judicial and non-judicial actions may be undertaken.
Some of the following United States laws, which apply principally to credit grantors, may also affect our operations to some extent:

•	Truth in Lending Act;

•	Fair Credit Billing Act; and

•	Equal Credit Opportunity Act.
United States federal laws which regulate credit grantors require, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods and balance calculation methods associated with their credit card accounts. Consumers are entitled under current laws to have payments and credits applied to their accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. Some laws prohibit discriminatory practices in connection with the extension of credit. Federal statutes further provide that, in some cases, consumers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card. These laws, among others, may give consumers a legal cause of action against us, or may limit our ability to recover amounts owing with respect to the receivables, whether or not we committed any wrongful act or omission in connection with the account. If the credit grantor fails to comply with applicable statutes, rules and regulations, it could create claims and rights for consumers that could reduce or eliminate their obligations to repay the account and have a possible adverse effect on us. Accordingly, when we acquire nonperforming loans, typically we contractually require credit grantors to indemnify us against any losses caused by their failure to comply with applicable statutes, rules and regulations relating to the receivables before they are sold to us.
The U.S. Congress and several states have enacted legislation concerning identity theft. Additional consumer protection and privacy protection laws may be enacted domestically or in foreign jurisdictions that would impose additional requirements on the enforcement of and recovery on consumer credit card or installment accounts. As a purchaser of nonperforming loans, we may acquire receivables subject to legitimate defenses on the part of the consumer. Typically our account purchase contracts allow us to return to the debt owners certain receivables that may not be collectible, due to these and other circumstances. Upon return, the debt owners are required to compensate us or replace the receivables with similar receivables or repurchase the receivables. These provisions limit to some extent our losses on such accounts.
In addition to our obligation to comply with applicable federal, state and local laws and regulations in the jurisdictions in which we operate, we are also obligated to comply with judicial decisions reached in court cases involving legislation passed by any such governmental bodies. Specifically, in accordance with the CRD IV, the Swedish Banking and Financing Business Act and the Supervision of Credit and Investment Institutions Act, certain of our EU subsidiaries are subject to capital adequacy and liquidity requirements as prescribed by the Swedish Financial Supervisory Authority ("SFSA"). As part of our acquisition of Aktiv, the SFSA made an initial determination that these requirements would apply to our European business on a consolidated basis because they are included in a group that includes an entity which has been determined to be an EU authorized credit institution (AK Nordic AB). If the SFSA affirms this position, our European operations could be subject to SFSA's prudential supervision of our consolidated regulatory capital requirements and certain other applicable provisions.
Item 1A. Risk Factors.
An investment in our Company involves risk, including the possibility that the value of the investment could fall substantially. The following are risks that could materially affect our financial results and condition, and the value of, and return on, an investment in our Company.
Risks related to our operations and industry
A prolonged economic recovery or deterioration in the economic or inflationary environment in North America or Europe may have an adverse effect on our results of operations.
Our performance may be affected by economic or inflationary conditions in any market in which we operate. Economic conditions may be impacted by domestic conditions or by global political and economic conditions such as the sovereign debt crises experienced in several European countries and the uncertainty on the future of the European Union. Deterioration in economic conditions, a prolonged economic recovery, or a significant rise in inflation could cause personal bankruptcy and insolvency filings to increase, and the ability of consumers to pay their debts could be adversely affected. This may in turn adversely impact our financial results. Deteriorating economic conditions or a prolonged recovery could also adversely impact the businesses and governmental entities to which we provide fee-based services, which could reduce our fee income and cash flow.
If global credit market conditions and the stability of global banks deteriorate, it could negatively impact the generation of comprehensive receivable buying opportunities and our business, financial performance, and ability to succeed in foreign markets could be adversely affected. If conditions in major credit markets deteriorate, the amount of consumer or commercial lending and financing could be reduced, thus decreasing the amount of potentially purchasable defaulted receivables which we depend on for our operations.
Other factors associated with the economy that could influence our performance include the financial stability of the lenders on our line of credit and our access to capital and credit. The financial turmoil which affected the banking system and financial markets in recent years resulted in a tightening in the credit markets. There could be a number of follow-on effects from the financial turmoil on our business, including a decrease in the value of our financial investments and the insolvency of lending institutions, including the lenders on our line of credit, resulting in our difficulty in or inability to obtain credit. These and other economic factors could have an adverse effect on our financial condition and results of operations.
We may not be able to continually replace our defaulted receivables with additional receivables portfolios sufficient to operate efficiently and profitably, and/or we may not be able to purchase defaulted receivables at appropriate prices.
To operate profitably, we must acquire and service a sufficient amount of defaulted receivables to generate revenue that exceeds our expenses. Fixed costs such as salaries and other compensation expense constitute a significant portion of our overhead and, if we do not replace the defaulted receivables portfolios we service with additional portfolios, we may have to reduce the number of our collection personnel. We would then have to rehire collection staff if we subsequently obtain additional defaulted receivables portfolios. These practices could lead to:

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
Currently, a number of large banks that historically sold defaulted consumer debt in the United States are out of the debt sale market. This includes sellers of bankrupt accounts, some of whom feel that regulatory guidance concerning sales of bankruptcy accounts has been ambiguous. Should these conditions worsen, it could negatively impact our ability to replace our receivables with additional portfolios sufficient to operate profitably.
We utilize third-party vendors for many services, including the judicial collection of certain accounts. Should they fail to adhere to regulatory requirements, it could negatively impact our business.
We depend on third-party vendors for a wide array of services, systems and applications, including the collection of accounts through the legal channel. If one of our vendors fails to adhere to applicable regulatory requirements, their failure could negatively impact our business and could subject us to litigation and regulatory risk. Management implemented a formal vendor management governance program in 2014 which outlines certain processes intended to mitigate risks involved with third-party vendors. These processes include but are not limited to due diligence and risk assessment for material vendors; specific contractual requirements, ongoing oversight of our vendors and vendor performance reporting. Some of our service providers are subject to the CFPB's supervisory and enforcement authority, which includes on-site examination of their operations and the CFPB's authority to make findings of unfair, deceptive or abusive acts or practices. Violations of federal consumer financial protection laws by our service providers could result in our legal responsibility for their actions.
A portion of our collections depends on success in individual lawsuits. Additionally, in pursuing legal collections, we may be unable to obtain accurate and authentic account documents for accounts that we purchase, and despite our quality control measures, we cannot be certain that all of the documents we provide are error free.
A portion of our collections on accounts is achieved through the legal channel. Accordingly, a percentage of our future collections is dependent on success in individual lawsuits, and a portion of those are dependent on the success of third-party attorney firms. In addition, when we collect accounts judicially, certain legal and regulatory requirements, as well as courts in certain jurisdictions require that a copy of certain account documents be attached to the pleadings in order to obtain a judgment against the account debtors. If we are unable to produce accurate and authentic account documents, these courts will deny our claims. We rely on the debt owners that we purchase from to fulfill their contractual obligations, and if applicable, to provide account documents to us in an accurate and timely fashion. Our inability to obtain these documents from the debt owners may negatively impact the liquidation rate on such accounts that are subject to judicial collections. Additionally, our ability to collect non-judicially may be negatively impacted by orders, laws or regulations which require that certain types of account documentation be in our possession prior to the institution of any collection activities.
We may not be able to collect sufficient amounts on our defaulted receivables to fund our operations.
Our principal business consists of acquiring and liquidating receivables that consumers have failed to pay and that the credit grantor has deemed uncollectible and has charged-off. The debt owners have typically made numerous attempts to recover on their defaulted receivables, often using a combination of in-house recovery efforts and third-party collection agencies. These defaulted receivables are difficult to collect and we may not collect a sufficient amount to cover our investment and the costs of running our business.
We may not be successful at acquiring and collecting receivables of new asset types.
We may pursue the acquisition of receivables portfolios of new asset types, and in countries in which we have little current experience. We may not be successful in completing acquisitions of receivables of these asset types or in these countries, and our limited experience in these asset types and in these countries may impair our ability to collect on these receivables. This may cause us to pay too much for these receivables and, consequently, we may not generate a profit from these receivables portfolio acquisitions.

Our collections may decrease if certain types of insolvency proceedings and bankruptcy filings involving liquidations increase.
Various economic trends and potential changes to existing legislation may contribute to an increase in the amount of personal bankruptcy and insolvency filings. Under certain of these filings a debtor's assets may be sold to repay creditors, but because most of the receivables we collect through our collections operations are unsecured, we typically would not be able to collect on those receivables. Although our insolvency collections business could benefit from an increase in personal bankruptcies and insolvencies, we cannot ensure that our operations collections business would not decline with an increase in personal insolvencies or bankruptcy filings or changes in related regulations or practices. If our actual collection experience with respect to a defaulted or insolvent bankrupt consumer receivables portfolio is significantly lower than the total amount we projected when we purchased the portfolio, our financial condition and results of operations could be adversely impacted.
Increases in insurance costs or limitations in insurance coverage may adversely impact our operations and financial results.
We purchase insurance to cover potential risks and liabilities, including, but not limited to, property and casualty insurance, cyber risk insurance, general liability insurance, directors' and officers' insurance and errors and omissions liability insurance. The premiums that we pay for our insurance coverage may increase significantly, thereby increasing our costs. Also, our insurance does not cover all potential losses, costs or liabilities that we may incur; the successful assertion of one or more large claims against us could exceed available insurance coverage; and some policies may carry high deductibles, limits on liability or exclusions, causing us to self-insure a portion of our liabilities. Additionally, our insurance carriers may in the future decline to provide insurance coverage to us. If we do not have sufficient insurance to cover the full amount of claims against us and we are found liable for a substantial uninsured claim, we could suffer losses and may be forced to expend a significant amount to resolve any uninsurable or uninsured risks.
Our international operations expose us to risks which could harm our business, operating results, and financial condition.
A significant portion of our operations is conducted outside the United States. This could expose us to increased adverse economic and industry conditions which may have a negative impact on our ability to manage our existing operations or pursue alternative strategic transactions, which could have a negative effect on our business, results of operations and financial condition.
The global nature of our acquisitions expands the risks and uncertainties described elsewhere in this section, including the following:

•	changes in local political, economic, social and labor conditions in the markets in which we operate, including Europe, Brazil and Canada;

•	foreign exchange controls on currency conversion and the transfer of funds that might prevent us from repatriating cash earned in countries outside the United States in a tax-efficient manner;

•	currency exchange rate fluctuations, currency restructurings, and hyperinflation or deflation, and our ability to manage these fluctuations through a foreign exchange risk management program;

•	different employee/employer relationships, laws and regulations and existence of employment tribunals;

•	laws and regulations imposed by foreign governments, including those relating to governing data security, sharing and transfer;

•	potentially adverse tax consequences resulting from changes in tax laws in the foreign jurisdictions in which we operate;

•	logistical, communications and other challenges caused by distance and cultural and language differences, each making it harder to do business in certain jurisdictions;

•	risks related to crimes, strikes, riots, civil disturbances, terrorist attacks, wars and natural disasters in a variety of new geographical locations;

•	volatility of global credit markets and the availability of consumer credit and financing in our international markets

•	uncertainty as to the enforceability of contract and intellectual property rights under local laws;

•
the potential of forced nationalization of certain industries, or the impact on creditors' rights, consumer disposable income levels, flexibility and availability of consumer credit, and the ability to enforce and collect aged or charged-off debts stemming from foreign governmental actions, whether through austerity or stimulus measures or initiative, intended to control or influence macroeconomic factors such as wages, unemployment, national output or consumption, inflation, investment, credit, finance, taxation or other economic drivers;

•	rapid changes in government policy, political or civil unrest, acts of terrorism, or threat of international boycotts or United States anti-boycott legislation;

•	increases in anti-American sentiment and the identification of international acquisitions with American sentiments;

•	the presence of varying levels of business corruption in international markets and the effect of various anti-corruption and other laws on our foreign operations;

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
We operate internationally, enter into transactions denominated in foreign currencies, and report our financial results in U.S. dollars. As a result, we face exposure to fluctuations in currency exchange rates. Significant fluctuations in exchange rates between the U.S. dollar and foreign currencies or amongst the foreign currencies may adversely affect our net income. We may or may not implement a hedging program related to currency exchange rate fluctuations. Additionally, if implemented, such hedging programs could expose us to additional risks that could adversely affect our results of operations and financial condition.
Goodwill or other intangible asset impairment could negatively impact our net income and stockholders' equity.
We have recorded a significant amount of goodwill as a result of our acquisitions. Goodwill is not amortized, but is tested for impairment at the reporting unit level. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the recognition of goodwill impairment. These risks include, but are not limited to, adverse changes in macroeconomic conditions, the business climate, or the market for the entity's products or services; significant variances between actual and expected financial results; negative or declining cash flows; lowered expectations of future results; failure to realize anticipated synergies from acquisitions; significant expense increases; a more likely-than-not expectation of selling or disposing all or a portion of a reporting unit; the loss of key personnel; an adverse action or assessment by a regulator; and a sustained decrease in the Company's share price.
Our goodwill impairment testing involves the use of estimates and the exercise of judgment, including judgments regarding expected future business performance and market conditions. Significant changes in our assessment of such factors, including the deterioration of market conditions, could affect our assessment of the fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.
Other intangible assets, such as client and customer relationships, non-compete agreements and trademarks, are amortized. Risks such as those that could lead to the recognition of goodwill impairment, could also lead to the recognition of other intangible asset impairment.
Our senior management team is important to our continued success and the loss of one or more members of senior management could negatively affect our operations.
The loss of the services of one or more of our key executive officers or key employees could disrupt our operations. We have employment agreements with our CEO and several of our other senior executives. The current agreements contain non-compete provisions that survive termination of employment. However, these agreements do not and will not assure the continued services of these officers and we cannot ensure that the non-compete provisions will be enforceable. Our success depends on the continued service and performance of our key executive officers, and we cannot guarantee that we will be able to retain those individuals.
Our U.S. work force could become unionized in the future, which could adversely affect the stability of our operations and increase our costs.
Currently, none of our employees in the United States are represented by unions. However, our U.S. employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some of our U.S. workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could adversely affect the stability of our work force and increase our costs.
Additional tax obligations, results of tax audits, or unanticipated changes in our effective tax rate could harm our financial results.
We are subject to taxes in the markets in which we operate. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. Recent proposals by the current U.S. administration for fundamental U.S. international tax reform, including without limitation provisions that would limit the ability of U.S. multinationals to defer U.S. taxes on foreign income, if enacted, could have a significant adverse impact on our effective tax rate. Any of these changes could have an adverse effect on our profitability. The determination of the worldwide provision for income taxes and other tax liabilities requires significant judgment. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may adversely affect our financial results in the period or periods for which such determination is made.
Our tax filings are subject to audit by domestic and foreign tax authorities. These audits may result in assessments of additional taxes, adjustments to the timing of taxable income or deductions or allocations of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have an adverse effect on our results of operations and financial condition.
For tax purposes, we utilize the cost recovery method of accounting for our finance receivables. Under the cost recovery method, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before taxable income is recognized. The Internal Revenue Service ("IRS") examined our 2005 through 2012 tax returns and asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. We believe we have sufficient support for the technical merits of our position, and believe cost recovery to be an acceptable tax revenue recognition method for our industry. We received Notices of Deficiency for tax years ended December 31, 2005 through 2012. The proposed deficiencies relate to the cost recovery method of tax accounting for finance receivables. In response to the notices, we filed petitions in the United States Tax Court (the "Tax Court") challenging the deficiency. On July 10, 2015 and July 21, 2015, the IRS filed motions for summary judgment for tax years 2008 through 2012 and 2005 through 2007, respectively. On October 30, 2015, the Tax Court held oral arguments on the IRS motions. On November 12, 2015, the IRS Motions for Summary Judgment were denied. The Tax Court also set this matter for trial, to begin on September 19, 2016. If we are unsuccessful in the Tax Court and any potential appeals, we may ultimately be required to pay the related deferred taxes, and possibly interest and penalties. Any adverse determination on this matter could result in our amending state tax returns for prior years, increasing our taxable income in those states. We file tax returns in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. Deferred tax liabilities related to this item were $251.7 million at December 31, 2015. Any adverse determination on this matter could result in our amending state tax returns for prior years, increasing our taxable income in those states. Our estimate of the potential federal and state interest is $91.0 million as of December 31, 2015. See Note 15 to the Consolidated Financial Statements "Commitments and Contingencies" as included in this Annual Report on Form 10-K for the year ended December 31, 2015 for more information.
For financial reporting purposes, we utilize the interest method of revenue recognition for determining our income recognized on finance receivables, which is based on an analysis of projected cash flows that may prove to be less than anticipated and could lead to reductions in future revenues or the incurrence of allowance charges.
We utilize the interest method to determine income recognized on finance receivables under the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under this method, pools of receivables we acquire are modeled upon their projected cash flows. A yield is then established which, when applied to the unamortized purchase price of the receivables, results in the recognition of income at a constant yield relative to the remaining balance in the pool. Each pool is analyzed regularly to assess the actual performance compared to that derived from our models. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. As a result, if the accuracy of the modeling process deteriorates or there is a significant decline in anticipated future cash flows, we could incur reductions in future revenues resulting from additional allowance charges, which could reduce our profitability in a given period.
Our loss contingency accruals may not be adequate to cover actual losses.
We are involved in judicial, regulatory, and arbitration proceedings or investigations concerning matters arising from our business activities. We have adopted reasonable compliance procedures and believe we have meritorious defenses in all material litigation pending against us; however, there can be no assurance as to the ultimate outcome. We establish accruals for potential liability arising from legal proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. An unfavorable resolution of a legal proceeding or claim could adversely impact our financial condition, results of operations, or cash flows. For more information, refer to the "Litigation and Regulatory Matters" section of Note 15 to the Consolidated Financial Statements "Commitments and Contingencies" as included in this Annual Report on Form 10-K for the year ended December 31, 2015.

Class action suits and other litigation could divert our management's attention from operating our business and increase our expenses.
Grantors, debt purchasers and third-party collection agencies and attorneys in the consumer credit industry are frequently subject to putative class action lawsuits and other litigation. Claims include failure to comply with applicable laws and regulations and improper or deceptive origination and servicing practices. Even when the basis for the litigation is groundless, considerable resources may be needed to respond, and such class action lawsuits or other litigation could adversely affect our results of operations, financial condition and cash flows.
Adverse litigation outcomes could have an adverse effect on our results of operations, cash flows and financial position.
It is likely that legal actions, proceedings and other claims arising out of the collection of nonperforming loans will continue to be filed against us and our debt collection affiliates for the foreseeable future. Victories by plaintiffs in highly publicized cases against us or other debt collection companies may stimulate further claims. A material increase in the number of pending claims could significantly increase our defense costs. In addition, adverse outcomes in pending cases could have adverse effects on our results of operations, financial condition and cash flows, and our ability to prevail in other related litigation. For more information, refer to the "Legal Proceedings" section below.
We rely on our systems, including our telecommunications and computers systems, our employees, significant vendors, and certain failures or disruptions could adversely affect the continuity of our business operations.
We may be subject to disruptions of our operating systems arising from events that are not entirely within our control. Those events may include, for example, terrorist attacks, war and the outcome of war and threats of attacks; computer viruses; electrical or telecommunications outages; natural disasters; computer hacking attacks; malicious employee acts; other intentional destructive human acts; loss or disruption of significant vendors; and disease pandemics. We could be subject to both private and public legal actions if consumer information stored in our systems is lost or misappropriated, as we are subject to extensive laws and regulations concerning the use and safeguarding of this information. Any or all of these occurrences could have an adverse effect on our results of operations and financial condition.
Additionally, our success depends in large part on sophisticated telecommunications and computer systems. The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty or operating malfunction, could disrupt our operations. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to access, maintain and expand the databases we use for our collection activities. A failure of our information systems or software and our backup systems would interrupt our business operations and harm our business. Our headquarters are located in a region that is susceptible to hurricane damage, which may increase the risk of disruption of information systems and telephone service for sustained periods.
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional or unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. Our business is highly dependent on our ability to process and monitor a large number of transactions across markets and in multiple currencies. As our geographical reach expands, maintaining the security of our systems and infrastructure becomes more significant. Privacy laws in the United States, Europe and elsewhere govern the collection and transmission of personal data. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident are operational interruption, damage to our image, and private data exposure. Private data may include customer information, our employees' personally identifiable information, or proprietary business information such as underwriting and collections methodologies. We have implemented solutions, processes, and procedures to help mitigate these risks, but these measures, as well as our organization's increased awareness of our risk of a cyber incident do not guarantee that our financial results will not be negatively impacted by such an incident. Should such a cyber incident occur, we may be required to expend significant additional resources to notify affected consumers, modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to fines, penalties, litigation costs and settlements and financial losses that may not be fully covered by our cyber insurance.

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
We may not be able to maintain and manage our growth effectively.
Our strategy is to grow organically and supplement that growth with select acquisitions. We have grown significantly since our formation and we intend to maintain this focus. Our growth places additional demands on our resources and we cannot ensure that we will be able to manage our growth effectively. In order to successfully manage our growth, we may need to:

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
We maintain depository accounts with financial institutions in the Americas and Europe for daily cash flow needs. If one of the financial institutions in which we have significant deposits were to collapse suddenly, we could potentially be unable to retrieve our deposits and therefore incur significant losses relating to the lost deposits in excess of the insured amounts. This could have an adverse effect on our financial results. The International Association of Deposit Insurers, a non-profit organization based in Switzerland, provides guidance for deposit insurance which is provided either publicly or privately by each country in which we hold deposit accounts.

Risks associated with governmental regulation and laws
Our ability to collect and enforce our finance receivables may be limited under federal, state and foreign laws, regulations and policies.
The businesses conducted by our operating subsidiaries are subject to licensing and regulation by governmental and regulatory bodies in the many jurisdictions in which we operate and conduct our business. Federal and state laws and the laws and regulations of the foreign countries in which we operate may limit our ability to collect and enforce our defaulted consumer receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit issuers may preclude us from collecting on defaulted consumer receivables we purchase if the credit issuer previously failed to comply with applicable laws in generating or servicing those receivables. Collection laws and regulations also directly apply to our business. Such laws and regulations are extensive and subject to change. A variety of federal, state and international laws and regulations govern the collection, use, retention, transmission, sharing and security of consumer data. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on consumer credit receivables, including regulations that are expected to be adopted by the CFPB, and any other laws that U.S. and non-U.S. governments are implementing or considering concerning the regulation and supervision of financial institutions and consumer lending. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, changes in the ways that existing rules or laws are interpreted or enforced and any procedures that may be implemented as a result of regulatory consent orders may adversely affect our ability to collect on our receivables and may harm our business. In addition to the oversight of our industry by the CFPB noted below, other federal, state and local governmental bodies are also considering, and may consider in the future, legislative proposals that would regulate the collection of our receivables. Further, certain tax laws could negatively impact our ability to collect or cause us to incur additional expenses. Although we cannot predict if or how any future legislation would impact our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on our receivables, which could reduce our profitability and harm our business.
Our ability to collect on portfolios of bankrupt or insolvent consumer receivables may be impacted by changes in, or interpretations of, laws or changes in the administrative practices of the various courts.
We file claims on consumer receivables in which consumers have filed for insolvency or bankruptcy protection under relevant laws. We receive payments from courts, receivers and liquidators on receivables which became bankrupt after we acquired them, and we also purchase accounts that are currently in bankruptcy or insolvency proceedings. Our ability to collect on portfolios of bankrupt or insolvent receivables may be impacted by changes in, or interpretations of, laws or changes in administrative practices of the various courts.
Failure to comply with existing and new government regulation of the collections industry could result in penalties, fines, litigation, damage to our reputation or the suspension or termination of our ability to conduct our business.
The collections industry throughout the markets in which we operate is governed by various laws and regulations, many of which require us to be a licensed debt collector. Our industry is also at times investigated by regulators and offices of state attorneys general, and subpoenas and other requests or demands for information may be issued by governmental authorities who are investigating debt collection activities. These investigations may result in enforcement actions, fines and penalties, or the assertion of private claims and lawsuits. For instance, in the United States the FTC has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. In the United Kingdom our operations are subject to regulation and supervision by the Prudential Regulation Authority. As discussed below, our U.S. debt collection activities are also subject to supervision and enforcement action by the CFPB. Refer to "Compliance with complex and evolving foreign and United States laws and regulations that apply to our international operations, which have expanded as a result of our foreign acquisitions, could increase our cost of doing business in international jurisdictions." If any such investigations result in findings that we or our vendors have failed to comply with applicable laws and regulations, we could be subject to penalties, litigation losses and expenses, damage to our reputation, or the suspension or termination of, or required modification to, our ability to conduct collections, which would adversely affect our financial results and condition. In addition, new laws or regulations or changes in the ways that existing rules or laws are interpreted or enforced could limit our activities in the future or significantly increase the cost of compliance. Furthermore, judges or regulatory bodies could interpret current rules or laws differently than the way we do, leading to such adverse consequences described above.
In a number of jurisdictions, we must maintain licenses to perform debt recovery services and must satisfy related bonding requirements. It is our policy to comply with all applicable licensing and bonding requirements. Our failure to comply with existing licensing requirements, changing interpretations of existing requirements, or adoption of new licensing requirements, could restrict our ability to collect in regions, subject us to increased regulation, increase our costs, or adversely affect our ability to collect our receivables.

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
Regulations and statutes applicable to our industry further provide that, in some cases, consumers cannot be held liable for, or their liability may be limited with respect to, charges to their debt or credit card accounts that resulted from unauthorized use of their credit. These laws, among others, may limit our ability to recover amounts owing with respect to the receivables, whether or not we committed any wrongful act or omission in connection with the account. If we fail to comply with applicable laws and regulations, such failure could result in penalties, litigation losses and expenses, damage to our reputation, or otherwise impact our ability to conduct collections efforts, which could adversely affect our financial results and condition.
Investigations or enforcement actions by governmental authorities may result in changes to our business practices; negatively impact our receivables portfolio purchasing volume; make collection of receivables more difficult or expose us to the risk of fines, penalties, restitution payments and litigation.
Our business practices are subject to review from time to time by various governmental authorities and regulators, including the CFPB, who may commence investigations or enforcement actions or reviews targeted at businesses in the financial services industry. These reviews may involve governmental authority consideration of individual consumer complaints, or could involve a broader review of our debt collection policies and practices. Such investigations could lead to assertions by governmental authorities that we are not complying with applicable laws or regulations. In such circumstances, authorities may request or seek to impose a range of remedies that could involve potential compensatory or punitive damage claims, fines, restitution payments, sanctions or injunctive relief, that if agreed to or granted, could require us to make payments or incur other expenditures that could have an adverse effect on our financial position. Government authorities could also request or seek to require us to cease certain of our practices or institute new practices. We may also elect to change practices that we believe are compliant with applicable law and regulations in order to respond to the concerns of governmental authorities. In addition, we may become required to make changes to our internal policies and procedures in order to comply with new statutory and regulatory requirements under the Dodd-Frank Act or other applicable laws. Such changes in practices or procedures could negatively impact our results of operations. Negative publicity relating to investigations or proceedings brought by governmental authorities could have an adverse impact on our reputation, could harm our ability to conduct business with industry participants, and could result in financial institutions reducing or eliminating sales of receivables portfolios to us which would harm our business and negatively impact our financial results. Moreover, changing or modifying our internal policies or procedures, responding to governmental inquiries and investigations and defending lawsuits or other proceedings could require significant efforts on the part of management and result in increased costs to our business. In addition, such efforts could divert management's full attention from our business operations. All of these factors could have an adverse effect on our business, results of operations, and financial condition.
The CFPB has issued civil investigative demands to many companies that it regulates, and is currently examining practices regarding the collection of consumer debt. We responded to such an investigation regarding our debt collection practices and provided documents and data to the CFPB. In addition to providing the CFPB with the data and documents requested, we engaged in discussions, including a number of face-to-face meetings with the CFPB staff wherein we shared our views on potential changes to the debt collection industry. Subsequently, in September 2015, we entered into a consent order with the CFPB (the "Consent Order"), which resulted in the payment of $19 million in consumer refunds and an $8 million penalty. In addition, we were required to cease collection of approximately $3 million of consumer debt and modify some of our collections practices. Although we do not anticipate any material adverse impact on our operations as a result of our entry into the Consent Order, there can be no assurance that additional litigation or new industry regulations currently under consideration by the CFPB would not have an adverse effect on our business, results of operations, and financial condition.
In addition, the CFPB may monitor our compliance with the Consent Order and could make a determination that we have failed to appropriately adhere to our obligations. Such a determination could result in additional inquiries, penalties or liabilities, which could have an adverse effect on our business.

Changes in governmental laws and regulations could increase our costs and liabilities or impact our operations.
Title X of the Dodd-Frank Act (also referred to as the Consumer Financial Protection Act) created a new independent regulator, the CFPB. The CFPB has rulemaking, supervisory, and enforcement and other authorities relating to consumer financial products and services, including debt collection, provided by covered persons. We are subject to the CFPB's supervisory and enforcement authority.
As stated above, the relationship between consumers, lenders and credit card issuers is extensively regulated by consumer protection and related laws and regulations. Changes in laws and regulations or the manner in which they are interpreted or applied may alter our business environment. This could affect our results of operations or increase our liabilities. These negative impacts could result from changes in collection laws, laws related to credit reporting, statutes of limitation, laws related to consumer bankruptcy or insolvency, privacy protection, accounting standards, taxation requirements, employment laws and communications laws, among others. For example, the CFPB is currently in the process of formulating new debt collection regulations.
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
The CFPB has rulemaking authority with respect to significant federal statutes that impact the debt collection industry, including the FDCPA, the FCRA, and Section 5 of the FTC Act, which prohibits unfair or deceptive acts or practices. As a result, the CFPB has the authority to adopt regulations that interpret the FDCPA, and the FTC Act, potentially describing specified acts and practices as being "unfair," "deceptive" or "abusive," impacting the manner in which we conduct our debt collection business.
The CFPB has the authority to conduct hearings and adjudication proceedings, impose monetary penalties for violations of applicable federal consumer financial laws (including Title X of the Dodd-Frank Act, FDCPA, and FCRA, among other consumer protection statutes) which may require remediation of practices and include enforcement actions. The CFPB also has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), costs, and monetary penalties (ranging from $5,000 per day to over $1 million per day, depending on the nature and gravity of the violation). In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented thereunder, the Dodd-Frank Act empowers state Attorneys General and other state regulators to bring civil actions to remedy violations under state law. The CFPB has been active in its supervision, examination and enforcement of financial services companies, most notably bringing enforcement actions imposing fines and mandating large refunds to customers of several financial institutions for practices relating to the extension and collection of consumer credit. If the CFPB, the FTC, acting under the FTC Act or other applicable statute such as the FDCPA, or one or more state Attorneys General or other state regulators make findings that we have violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have an adverse effect on our business, results of operations, cash flows, or financial condition.
We may become subject to additional costs or liabilities in the future resulting from our own, or our vendors' supervision or examination by the CFPB, or by changes in, or additions to laws and regulations that could adversely affect our results of operations and financial condition. Further, we cannot definitively predict the scope and substance of any such laws or regulations ultimately adopted by the CFPB related to our activities and the exact efforts required by us to comply therewith, nor can we have any way to know with certainty the ultimate impact on our business, results of operations, and financial condition that such regulations may have.
Compliance with complex and evolving foreign and United States laws and regulations that apply to our international operations, which have expanded as a result of our foreign acquisitions, could increase our cost of doing business in international jurisdictions.
As a result of our foreign acquisitions, we will operate on an expanded international basis with additional offices or activities in a number of new jurisdictions throughout Europe, Canada and Brazil. We will face increased exposure to risks inherent in conducting business internationally, including compliance with complex foreign and United States laws and regulations that apply to our international operations, which could increase our cost of doing business in international jurisdictions. These laws and regulations include anti-corruption laws such as the FCPA, the United Kingdom Bribery Act of 2010 and other local laws prohibiting corrupt payments to governmental officials, and those related to taxation. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The United Kingdom Bribery Act of 2010 prohibits certain entities from making improper payments to governmental officials and to commercial entities. Given the high level of complexity of these laws, there is a risk that we may inadvertently breach certain provisions of these laws, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines and penalties; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also adversely affect our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Although we have implemented and, with respect to any new jurisdictions we will enter, will implement, policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies. Additionally, in accordance with the CRD IV, the Swedish Banking and Financing Business Act and the Supervision of Credit and Investment Institutions Act, certain of our EU subsidiaries are subject to capital adequacy requirements as prescribed by the SFSA, because they are included in a group that includes an entity which has been determined to be an EU authorized credit institution (AK Nordic AB), thereby resulting in their supervision by the SFSA and regulatory capital requirements.
Net capital requirements pursuant to the CRD IV may impede the business operations of our subsidiaries.
A sub-group of the Company's EU subsidiaries has been determined by the SFSA to be financial institutions subject to consolidated capital requirements under EU Directives and regulatory oversight, supervision and reporting requirements by the SFSA. These and other similar provisions of applicable law may limit our ability to withdraw capital from our subsidiaries. Additionally, we have limited experience with the regulatory oversight, supervision, and reporting requirements of the SFSA.
Risks associated with indebtedness
We may not be able to retain, renegotiate or replace our credit facilities.
Our sources of financing include a domestic credit facility along with a European multicurrency revolving credit facility. The domestic facility includes an aggregate principal amount of $945 million which consists of a $170 million variable rate term loan, a $725 million domestic revolving credit facility and a $50 million Canadian revolving credit facility, all which mature on December 19, 2017. The European multicurrency revolving credit facility includes an aggregate principal amount of $790 million which consists of a $750 million revolving facility and a $40 million overdraft facility, and matures on October 23, 2019. Both facilities include financial and other restrictive covenants. If we are unable to retain, renegotiate or replace our credit facilities, our growth could be adversely affected, which could negatively impact liquidity and our business operations.
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
Risks associated with ownership of our common stock
The market price of our shares of common stock could fluctuate significantly.
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
Our certificate of incorporation, our by-laws and Delaware law contain provisions that may prevent or delay a change of control or that may otherwise be in the best interest of our stockholders.
Our certificate of incorporation and by-laws contain provisions that may make it more difficult, expensive or otherwise discourage a tender offer or a change in control or takeover attempt by a third-party, even if such a transaction would be beneficial to our stockholders. The existence of these provisions may have a negative impact on the price of our common stock by discouraging third-party investors from purchasing our common stock. In particular, our certificate of incorporation and by-laws include provisions that:

•	classify our board of directors into three groups, each of which will serve for staggered three-year terms;

•	permit a majority of the stockholders to remove our directors only for cause;

•	permit our directors, and not our stockholders, to fill vacancies on our board of directors;

•	require stockholders to give us advance notice to nominate candidates for election to our board of directors or to make stockholder proposals at a stockholders' meeting;

•
permit a special meeting of our stockholders to be called only by approval of a majority of the directors, the chairman of the board of directors, the chief executive officer, the president or the written request of holders owning at least 30% of our common stock;

•	permit our board of directors to issue, without approval of our stockholders, preferred stock with such terms as our board of directors may determine;

•	permit the authorized number of directors to be changed only by a resolution of the board of directors;

•	require that derivative actions or proceedings must be brought in a court located in the state of Delaware; and

•	require the vote of the holders of a majority of our voting shares for stockholder amendments to our by-laws.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters and primary domestic operations facility are located in Norfolk, Virginia. In addition, we have operational centers, all of which are leased except the facilities in Kansas and Tennessee, in the following locations in the Americas and Europe:

Americas
- Birmingham, Alabama	- Lake Forest, California
- Conshohocken, Pennsylvania	- Las Vegas, Nevada
- Folsom, California	- London, Ontario, Canada
- Fresno, California	- North Richland Hills, Texas
- Hampton, Virginia	- Rosemont, Illinois
- Houston, Texas	- San Diego, California
- Hutchinson, Kansas	- São Paulo, Brazil
- Jackson, Tennessee
Europe
- Bromley, United Kingdom	- Luxembourg, Luxembourg
- Duisburg, Germany	- Madrid, Spain
- Eisenstadt, Austria	- Oslo, Norway
- Helsinki, Finland	- Uppsala, Sweden
- Kilmarnock, Scotland	- Zug, Switzerland
- London, United Kingdom
We also lease several less significant facilities in various locations throughout North America and Europe which are not listed above. We do not consider any specific leased or owned facility to be material to our operations. We believe that equally suitable alternative facilities are available throughout our geographic market areas.
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
Refer to Note 15 "Commitments and Contingencies" of our Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Price Range of Common Stock
The Company's common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "PRAA." The following table sets forth the high and low sales price for the Company's common stock, as reported by the NASDAQ, for the periods indicated.

	2015		2014
	High	Low	High	Low
Quarter ended March 31,	$58.42	$47.84	$60.48	$47.53
Quarter ended June 30,	$64.24	$52.92	$60.00	$50.29
Quarter ended September 30,	$64.82	$50.03	$62.20	$52.01
Quarter ended December 31,	$56.00	$32.49	$65.00	$52.30
Based on information provided by our transfer agent and registrar, as of February 17, 2016, there were 73 holders of record and 54,615 beneficial owners of the Company's common stock.
Stock Performance
The following graph and subsequent table compares from December 31, 2010 to December 31, 2015, the cumulative stockholder returns assuming an initial investment of $100 in the Company's common stock (PRAA) at the beginning of the period, the stocks comprising the NASDAQ Financial 100 (IXF), and the stocks comprising the NASDAQ Global Market Composite Index (NQGM). Any dividends paid during the five year period are assumed to be reinvested.

	Ticker	2010	2011	2012	2013	2014	2015
PRA Group, Inc.	PRAA	$100	$90	$142	$211	$231	$138
NASDAQ Financial 100	IXF	$100	$89	$104	$148	$155	$165
NASDAQ Global Market Composite Index	NQGM	$100	$87	$100	$167	$177	$177
The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of PRA Group's common stock. PRA Group does not make or endorse any predictions as to its future stock performance.

Dividend Policy
Our board of directors sets our dividend policy. We do not currently pay regular dividends on our common stock and did not pay dividends in the three years ended December 31, 2015; however, our board of directors may determine in the future to declare or pay dividends on our common stock. Under the terms of our credit facility, cash dividends may not exceed $20 million in any fiscal year without the consent of our lenders. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may consider relevant.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans see Note 9 "Share-Based Compensation" of our Consolidated Financial Statements.
Share Repurchase Programs
On October 22, 2015, the Company's board of directors authorized a new share repurchase program to purchase up to $125,000,000 of the Company's outstanding shares of common stock on the open market.
The following table provides information about the Company's common stock purchased during the fourth quarter of 2015.

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Remaining Purchase Price for Share Repurchases Under the Program
October 31, 2015	—	$—	—	$—
November 30, 2015	2,072,721	38.60	2,072,721	45,000,920
December 31, 2015	—	—	—	—
Total	2,072.721	$38.60	2,072.721	$45,000,920
Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section below, the audited consolidated financial statements and the notes to the audited consolidated financial statements. Certain prior year amounts have been reclassified for consistency with the current period presentation.

Consolidated Income Statement, Operating and Other Financial Data Amounts in thousands, except per share amounts

	Years Ended December 31,
Income Statement Data:	2015	2014	2013	2012	2011
Revenues:
Income recognized on finance receivables, net	$865,122	$807,474	$663,546	$530,635	$401,895
Fee income	64,383	65,675	71,532	62,164	56,115
Other revenue	12,513	7,820	57	2	925
Total revenues	942,018	880,969	735,135	592,801	458,935
Operating expenses:
Compensation and employee services	268,345	234,531	192,474	168,356	138,202
Legal collection fees	53,393	51,107	41,488	34,393	23,621
Legal collection costs	76,063	88,054	83,063	72,325	38,659
Agency fees	32,188	16,399	5,901	5,906	7,653
Outside fees and services	65,155	55,821	31,615	28,867	19,310
Communication	33,113	33,085	28,161	25,225	20,328
Rent and occupancy	14,714	11,509	8,311	7,498	6,437
Depreciation and amortization	19,874	18,414	14,417	14,515	12,943
Other operating expenses	68,829	29,981	25,781	19,661	14,914
Impairment of goodwill	—	—	6,397	—	—
Total operating expenses	631,674	538,901	437,608	376,746	282,067
Gain on sale of property	—	—	—	—	1,157
Income from operations	310,344	342,068	297,527	216,055	178,025
Other income and (expense):
Interest expense	(60,336)	(35,226)	(14,466)	(9,031)	(10,562)
Foreign exchange gain/(loss)	7,514	(5,829)	4	9	—
Income before income taxes	257,522	301,013	283,065	207,033	167,463
Provision for income taxes	89,391	124,508	106,146	80,934	66,319
Net income	168,131	176,505	176,919	126,099	101,144
Adjustment for net income/(loss) attributable to noncontrolling interest	205	—	1,605	(494)	353
Net income attributable to PRA Group, Inc.	$167,926	$176,505	$175,314	$126,593	$100,791
Net income per common share attributable to PRA Group, Inc.:
Basic	$3.49	$3.53	$3.48	$2.48	$1.96
Diluted	$3.47	$3.50	$3.45	$2.46	$1.95
Weighted average number of shares outstanding:
Basic	48,128	49,990	50,366	50,991	51,330
Diluted	48,405	50,421	50,873	51,369	51,690
Operating and Other Financial Data:
Cash receipts	$1,603,878	$1,444,487	$1,213,969	$970,848	$761,605
Operating expenses to cash receipts	39%	37%	36%	39%	37%
Return on equity (1)	20%	19%	22%	20%	19%
Acquisitions of finance receivables, at cost (2)	$963,811	$1,432,764	$656,785	$542,451	$408,408
Employees at period end	3,799	3,880	3,543	3,221	2,641

(1)	Calculated by dividing net income attributable to PRA Group, Inc. for each year by average monthly stockholders' equity - PRA Group, Inc. for the same year.

(2)
Represents cash paid for finance receivables as well as the acquisition date finance receivable portfolio that was acquired in connection with the Aktiv acquisition in 2014. It does not include certain capitalized costs or buybacks.

Key Balance Sheet Data Amounts in thousands

	As of December 31,
	2015	2014	2013	2012	2011
Cash and cash equivalents	$71,372	$39,661	$162,004	$32,687	$26,697
Finance receivables, net	2,202,113	2,001,790	1,239,191	1,078,951	926,734
Total assets	2,996,706	2,778,751	1,601,232	1,288,956	1,071,123
Borrowings	1,723,268	1,482,456	451,780	327,542	221,246
Total equity	839,747	902,215	869,476	708,427	595,488
Quarterly Income Statement Data Amounts in thousands, except per share amounts

	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
Revenues:
Income recognized on finance receivables, net	$208,471	$208,184	$220,064	$228,403	$222,660	$224,326	$182,518	$177,970
Fee income	19,649	17,803	13,878	13,053	22,800	12,757	14,510	15,608
Other revenue	2,065	3,443	3,255	3,750	5,271	1,890	315	344
Total revenues	230,185	229,430	237,197	245,206	250,731	238,973	197,343	193,922
Operating expenses:
Compensation and employee services	68,670	66,084	68,320	65,271	65,448	65,237	52,461	51,385
Legal collection fees	11,873	13,715	14,114	13,691	15,125	13,778	11,371	10,833
Legal collection costs	16,774	18,879	19,556	20,854	15,725	20,367	25,429	26,533
Agency fees	8,182	7,961	7,784	8,261	7,497	5,988	1,464	1,450
Outside fees and services	27,309	12,583	12,466	12,797	15,707	17,210	12,113	10,791
Communication	6,601	8,021	8,073	10,418	7,715	8,642	7,765	8,963
Rent and occupancy	3,991	3,684	3,479	3,560	3,477	3,283	2,411	2,338
Depreciation and amortization	4,935	5,413	4,916	4,610	5,307	4,949	4,211	3,947
Other operating expenses	10,678	38,963	9,610	9,578	4,870	11,330	7,681	6,100
Total operating expenses	159,013	175,303	148,318	149,040	140,871	150,784	124,906	122,340
Income from operations	71,172	54,127	88,879	96,166	109,860	88,189	72,437	71,582
Other income and (expense):
Interest expense	(15,321)	(16,787)	(13,452)	(14,776)	(13,493)	(11,807)	(5,067)	(4,859)
Foreign exchange gain/(loss)	301	(3,160)	3,584	6,789	(2,898)	3,258	(6,197)	8
Income before income taxes	56,152	34,180	79,011	88,179	93,469	79,640	61,173	66,731
Provision for income taxes	15,164	16,597	27,586	30,044	46,478	28,473	23,666	25,891
Net income	40,988	17,583	51,425	58,135	46,991	51,167	37,507	40,840
Adjustment for net income attributable to noncontrolling interest	18	187	—	—	—	—	—	—
Net income attributable to PRA Group, Inc.	$40,970	$17,396	$51,425	$58,135	$46,991	$51,167	$37,507	$40,840
Net income per common share attributable to PRA Group, Inc.:
Basic	$0.87	$0.36	$1.06	$1.19	$0.94	$1.02	$0.75	$0.82
Diluted	$0.86	$0.36	$1.06	$1.19	$0.93	$1.01	$0.74	$0.81
Weighted average number of shares outstanding:
Basic	47,197	48,265	48,325	48,724	49,892	50,075	50,065	49,929
Diluted	47,539	48,498	48,529	49,052	50,444	50,439	50,437	50,363

Quarterly Balance Sheet Data Amounts in thousands

	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
Assets
Cash and cash equivalents	$71,372	$69,111	$56,811	$40,542	$39,661	$70,300	$270,526	$191,819
Investments	73,799	75,985	88,295	91,470	89,703	—	—	—
Finance receivables, net	2,202,113	2,167,178	2,012,552	1,954,772	2,001,790	1,913,710	1,219,595	1,253,961
Other receivables, net	30,771	24,648	18,443	16,834	12,959	18,217	12,458	11,551
Income taxes receivable	1,717	12,840	1,580	—	—	11,506	6,072	1,015
Net deferred tax asset	13,068	831	125	5,771	6,126	4,639	1,404	1,369
Property and equipment, net	45,394	46,105	46,215	46,855	48,258	45,969	38,902	35,130
Goodwill	495,156	502,383	503,001	496,653	527,445	594,401	105,122	104,086
Intangible assets, net	23,788	24,458	9,450	10,042	10,933	12,315	13,805	14,714
Other assets	39,528	61,011	47,284	37,674	41,876	86,372	27,478	28,968
Total assets	$2,996,706	$2,984,550	$2,783,756	$2,700,613	$2,778,751	$2,757,429	$1,695,362	$1,642,613
Liabilities and Equity
Liabilities:
Accounts payable	$4,190	$3,693	$3,933	$7,838	$4,446	$6,934	$10,928	$9,173
Accrued expenses	95,380	97,123	77,007	69,250	89,361	88,991	47,897	37,248
Income taxes payable	21,236	9,534	9,758	22,120	11,020	5,547	—	—
Net deferred tax liability	261,498	267,587	252,638	265,661	255,587	237,201	226,011	220,883
Interest-bearing deposits	46,991	46,277	33,248	32,439	27,704	27,300	—	—
Borrowings	1,723,268	1,654,457	1,503,363	1,479,262	1,482,456	1,425,409	448,785	450,278
Other liabilities	4,396	4,460	5,933	6,725	5,962	6,187	9,485	14,813
Total liabilities	2,156,959	2,083,131	1,885,880	1,883,295	1,876,536	1,797,569	743,106	732,395
Equity:
Common stock	462	482	483	483	496	501	501	501
Additional paid-in capital	64,622	31,344	35,360	31,339	111,659	141,490	137,512	134,892
Retained earnings	964,270	1,032,966	1,015,570	964,145	906,010	859,019	807,852	770,345
Accumulated other comprehensive (loss)/gain	(228,861)	(201,275)	(153,537)	(178,649)	(115,950)	(41,150)	6,391	4,480
Total stockholders' equity - PRA Group, Inc.	800,493	863,517	897,876	817,318	902,215	959,860	952,256	910,218
Noncontrolling interest	39,254	37,902	—	—	—	—	—	—
Total equity	$839,747	$901,419	$897,876	$817,318	$902,215	$959,860	$952,256	$910,218
Total liabilities and equity	$2,996,706	$2,984,550	$2,783,756	$2,700,613	$2,778,751	$2,757,429	$1,695,362	$1,642,613
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
We are headquartered in Norfolk, Virginia, and employ 3,799 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA." Effective October 23, 2014, we changed our name from Portfolio Recovery Associates, Inc. to PRA Group, Inc.
On August 3, 2015, we acquired 55% of the equity interest in RCB. The remaining 45% of the equity interest in RCB is owned by the executive team and previous owners of RCB. RCB was founded in 2007 and is a leading master servicing platform for nonperforming loans in Brazil. RCB specializes in structuring, investing and operating receivable and credit-related assets. The previous owners of RCB each entered into long-term employment agreements with us and will continue to manage RCB's local business in Brazil.

Our investment for the 55% ownership of RCB was paid for with approximately $55.2 million in cash which was borrowed under our existing domestic revolving credit facility. The majority of cash paid to acquire the equity interest in RCB is expected to be used in the ordinary course of business. As part of the investment and call option agreements, we have the right to purchase the remaining 45% of RCB at certain multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA") beginning August 3, 2019 and lasting for two years.
On July 16, 2014, we completed the purchase of the outstanding equity of Aktiv, a Norway-based company specializing in the acquisition and servicing of nonperforming consumer loans throughout Europe and in Canada, for a purchase price of approximately $861.3 million, and assumed approximately $433.7 million of Aktiv's corporate debt, resulting in an enterprise acquisition value of approximately $1.3 billion.
The Aktiv acquisition provided us entry into several new markets, resulting in additional geographic diversity in portfolio purchasing and collection. Aktiv's executive team and the more than 400 Aktiv employees joined our workforce upon the closing of the transaction.
Our industry is highly regulated under various laws. In the United States they include the FDCPA, FCRA, Dodd-Frank Act, Telephone Consumer Protection Act and its prohibition against UDAAP and other federal and state laws. Likewise, our business is regulated by various laws in the European countries and Canadian territories in which we operate. We are subject to inspections, examinations, supervision and investigation by regulators in the United Kingdom, in each U.S. state in which we are licensed, and also by the CFPB. If any such inspections or investigations result in findings or there is an adjudication that we have failed to comply with applicable laws and regulations, we could be subject to penalties, litigation losses and expenses, damage to our reputation, or the suspension or termination of or required modification to our ability to conduct collections, which would adversely affect our financial results and condition. The CFPB is currently looking into practices regarding the collection of consumer debt in our industry. The CFPB is also expected to adopt additional rules that will affect our industry, and has sought feedback on a wide range of debt collection issues.
For the year ended December 31, 2015, we incurred approximately $5.6 million of integration and other costs related to the business acquisitions. Additionally, as a result of expanding our international footprint into many countries with various currencies throughout Europe, we are exposed to foreign currency fluctuations between and among the U.S. dollar and each of the other currencies in which we now operate. As a result, for the year ended December 31, 2015, we recorded a net foreign currency transaction gain of $7.5 million in our consolidated income statement, as compared to a loss of $5.8 million in the prior year.
Earnings Summary
For the year ended December 31, 2015, net income attributable to PRA Group was $167.9 million, or $3.47 per diluted share, compared with $176.5 million, or $3.50 per diluted share, for the year ended December 31, 2014. Total revenues were $942.0 million for the year ended December 31, 2015, up 6.9% from the same year ago period. Revenues during the year ended December 31, 2015 consisted of $865.1 million in income recognized on finance receivables, net of allowance charges, $64.4 million in fee income and $12.5 million in other revenue. Income recognized on finance receivables, net of allowance charges, for the year ended December 31, 2015 increased $57.6 million, or 7.1%, over 2014, primarily as a result of an increase in cash collections primarily due to the Aktiv acquisition. Cash collections were approximately $1.5 billion during the year ended December 31, 2015, up 7.1% compared to approximately $1.4 billion in the year ended December 31, 2014. During the year ended December 31, 2015, PRA Group recorded $29.4 million in net allowance charges, compared with $4.9 million in net allowance charge reversals in the year ended December 31, 2014. Our finance receivables amortization rate, including net allowance charges/reversals, was 43.8% for the year ended December 31, 2015 compared to 41.4% for the year ended December 31, 2014. Our finance receivables amortization rate, excluding net allowance charges/reversals, was 41.9% for the year ended December 31, 2015 compared to 41.8% for the year ended December 31, 2014.
Fee income decreased from $65.7 million for the year ended December 31, 2014 to $64.4 million in 2015, primarily due to a decrease in revenues generated by CCB and PRA Europe. The decrease in revenue from CCB is due primarily to smaller distributions of class action settlements. The decline in fee income from PRA Europe is due primarily to a decline in the amount of contingent fee work provided to us by debt owners. This was partially offset by higher fee income generated by PLS, PGS and our operations in Brazil.

A summary of how our revenue was generated during the years ended December 31, 2015, 2014 and 2013 is as follows (amounts in thousands):

	2015	2014	2013
Cash collections	$1,539,495	$1,378,812	$1,142,437
Amortization of investment	(645,004)	(576,273)	(480,913)
Net allowance reversals/(charges)	(29,369)	4,935	2,022
Income recognized on finance receivables, net	865,122	807,474	663,546
Fee income	64,383	65,675	71,532
Other revenue	12,513	7,820	57
Total revenues	$942,018	$880,969	$735,135
Operating expenses were $631.7 million for the year ended December 31, 2015, an increase of $92.8 million or 17.2% from the year ended December 31, 2014, primarily due to the inclusion of Aktiv's expenses for the full year in 2015 compared to the period from July 16 through December 31 in 2014, as well as an increase in outside fees and services and other operating expenses. Outside fees and services expenses were $65.2 million for the year ended December 31, 2015, an increase of $9.4 million or 16.8% compared to outside fees and services expenses of $55.8 million for the year ended December 31, 2014. The increase was mainly attributable to an incremental increase of $13.3 million in corporate legal expenses incurred in 2015 as a result of outstanding litigation and regulatory matters. See Note 15 for a description of our litigation and regulatory matters. This increase was offset by a decrease of $12.3 million in transaction costs incurred during 2015 compared to 2014. The remaining increase is a result of the outside fees and services incurred by our European operations for the full year in 2015 as compared to the prior year period from July 16, 2014 to December 31, 2014. Other operating expenses were $68.8 million for the year ended December 31, 2015, an increase of $38.8 million or 129.3% compared to other operating expenses of $30.0 million for the year ended December 31, 2014. The increase was primarily due to the $28.8 million in expenses incurred during 2015 relating to the Consent order, as well as other operating expenses incurred by our European operations for the full year in 2015 as compared to the prior year period from July 16, 2014 to December 31, 2014.
During the years ended December 31, 2015, 2014 and 2013, we acquired finance receivables portfolios at an approximate cost of $963.8 million, $1.4 billion and $656.8 million, respectively. The figures for 2014 include the acquisition-date fair value of the Aktiv portfolios. In any period, we acquire nonperforming loans that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period's buying.
Results of Operations
The results of operations include the financial results of PRA Group and all of our subsidiaries, all of which are in the receivables management business. Under the guidance of the FASB ASC Topic 280 "Segment Reporting" ("ASC 280"), we have determined that we have several operating segments that meet the aggregation criteria of ASC 280, and therefore, we have one reportable segment, accounts receivables management, based on similarities among the operating units including homogeneity of services, service delivery methods and use of technology.

The following table sets forth certain operating data as a percentage of total revenues for the years indicated (amounts in thousands):

	2015		2014		2013
Revenues:
Income recognized on finance receivables, net	$865,122	91.8%	$807,474	91.7%	$663,546	90.3%
Fee income	64,383	6.8	65,675	7.5	71,532	9.7
Other revenue	12,513	1.4	7,820	0.8	57	—
Total revenues	942,018	100.0	880,969	100.0	735,135	100.0
Operating expenses:
Compensation and employee services	268,345	28.5	234,531	26.6	192,474	26.2
Legal collection fees	53,393	5.7	51,107	5.8	41,488	5.6
Legal collection costs	76,063	8.1	88,054	10.0	83,063	11.3
Agency fees	32,188	3.4	16,399	1.9	5,901	0.8
Outside fees and services	65,155	6.9	55,821	6.3	31,615	4.3
Communication	33,113	3.5	33,085	3.8	28,161	3.8
Rent and occupancy	14,714	1.6	11,509	1.3	8,311	1.1
Depreciation and amortization	19,874	2.1	18,414	2.1	14,417	2.0
Other operating expenses	68,829	7.3	29,981	3.4	25,781	3.5
Impairment of goodwill	—	—	—	—	6,397	0.9
Total operating expenses	631,674	67.1	538,901	61.2	437,608	59.5
Income from operations	310,344	32.9	342,068	38.8	297,527	40.5
Other income and (expense):
Interest expense	(60,336)	(6.4)	(35,226)	(4.0)	(14,466)	(2.0)
Foreign exchange gain/(loss)	7,514	0.8	(5,829)	(0.7)	4	—
Income before income taxes	257,522	27.3	301,013	34.1	283,065	38.5
Provision for income taxes	89,391	9.5	124,508	14.1	106,146	14.4
Net income	168,131	17.8	176,505	20.0	176,919	24.1
Adjustment for net income attributable to noncontrolling interest	205	—	—	—	1,605	0.2
Net income attributable to PRA Group, Inc.	$167,926	17.8%	$176,505	20.0%	$175,314	23.9%
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues
Total revenues were $942.0 million for the year ended December 31, 2015, an increase of $61.0 million or 6.9% compared to total revenues of $881.0 million for the year ended December 31, 2014.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net, was $865.1 million for the year ended December 31, 2015, an increase of $57.6 million or 7.1% compared to income recognized on finance receivables, net, of $807.5 million for the year ended December 31, 2014. The increase was primarily due to an increase in cash collections on our finance receivables to $1.5 billion for the year ended December 31, 2015 compared to $1.4 billion for the year ended December 31, 2014, an increase of $100.0 million or 7.1%. This increase was largely due to the inclusion of Aktiv's cash collections for the full year in 2015 as compared to the prior year period from July 16, 2014 to December 31, 2014.
Our finance receivables amortization rate, including net allowance charges, was 43.8% for the year ended December 31, 2015 compared to 41.4% for the year ended December 31, 2014.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the

Company's increase in its estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio's original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield.
During the years ended December 31, 2015 and 2014, the Company reclassified $502.7 million and $390.3 million, respectively, from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts related to pools primarily acquired from 2011-2014. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company's decrease in its estimates of future cash flows and allowance charges that exceed the Company's increase in its estimate of future cash flows.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances which are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the year ended December 31, 2015, we recorded net allowance charges of $29.4 million. On our domestic Core portfolios, we recorded net allowance charges of $23.3 million on portfolios purchased between 2010 and 2013, offset by net allowance reversals of $1.4 million on portfolios primarily purchased between 2005 and 2008. We also recorded a net allowance charge of $7.5 million on our portfolios in the United Kingdom and $0.1 million on our Denmark portfolios. On our Insolvency portfolios, we recorded net allowance reversals of $0.2 million on our domestic portfolios. For the year ended December 31, 2014, we recorded net allowance reversals of $4.9 million. On our domestic Core portfolios, we recorded net allowance reversals of $10.9 million on portfolios purchased between 2005 and 2008, offset by allowance charges of $6.0 million on portfolios primarily purchased in 2010 and 2011. On our Insolvency portfolios, we recorded net allowance reversals of $1.7 million on our domestic portfolios primarily purchased in 2007 and 2008, offset by net allowance charges of $1.1 million on Canadian portfolios purchased in 2014. We also recorded a net allowance charge of $0.5 million on our portfolios in the United Kingdom.
Fee Income
Fee income was $64.4 million for the year ended December 31, 2015, a decrease of $1.3 million or 2.0% compared to fee income of $65.7 million for the year ended December 31, 2014. Fee income decreased primarily due to a decrease in revenues generated by CCB and PRA Europe. The decrease in revenue from CCB is due primarily to smaller distributions of class action settlements. The decline in fee income from PRA Europe is due primarily to a decline in the amount of contingent fee work provided to us by debt owners, which was partially offset by higher fee income generated by PLS, PGS and our operations in Brazil.
Other Revenue
Other revenue was $12.5 million for the year ended December 31, 2015, an increase of $4.7 million or 60.3% compared to $7.8 million for the year ended December 31, 2014. The increase is due primarily to an increase in revenue generated from our Poland investments.
Operating Expenses
Total operating expenses were $631.7 million for the year ended December 31, 2015, an increase of $92.8 million or 17.2% compared to total operating expenses of $538.9 million for the year ended December 31, 2014. Total operating expenses were 39.4% of cash receipts for the year ended December 31, 2015 compared with 37.3% for the year ended December 31, 2014.
Compensation and Employee Services
Compensation and employee service expenses were $268.3 million for the year ended December 31, 2015, an increase of $33.8 million or 14.4% compared to compensation and employee service expenses of $234.5 million for the year ended December 31, 2014. Compensation expense increased primarily as a result of larger average staff sizes, mainly attributable to the acquisition of Aktiv, in addition to increases in incentive compensation and normal pay increases. Total employees decreased 2.1% to 3,799 as of December 31, 2015 from 3,880 as of December 31, 2014. Compensation and employee service expenses as a percentage of cash receipts increased to 16.7% for the year ended December 31, 2015 from 16.2% of cash receipts for the year ended December 31, 2014.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $53.4 million for the year ended December 31, 2015, an increase of $2.3 million, or 4.5%, compared to legal collection fees of $51.1 million for the year ended December 31, 2014. Legal collection fees for the year ended December 31, 2015 were 3.3% of cash receipts, compared to 3.5% for the year ended December 31, 2014.

Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents paid to sellers of nonperforming loans. Legal collection costs were $76.1 million for the year ended December 31, 2015, a decrease of $12.0 million, or 13.6%, compared to legal collection costs of $88.1 million for the year ended December 31, 2014. During 2012 and 2013, we expanded the number of accounts brought into the legal collection process resulting in increased legal collections costs. This expansion has subsided over the last several quarters which led to the decrease in the current year. Legal collection costs represent 4.7% and 6.1% of cash receipts for the years ended December 31, 2015 and 2014, respectively.
Agency Fees
Agency fees primarily represent third-party collection fees and also include costs paid to repossession agents to repossess vehicles. Agency fees were $32.2 million for the year ended December 31, 2015, compared to $16.4 million for the year ended and December 31, 2014, an increase of 15.8 million or 96.3%. This increase was mainly attributable to third-party collection fees incurred by PRA Europe due to our utilization of outsourcing in our blended operational collection model there.
Outside Fees and Services
Outside fees and services expenses were $65.2 million for the year ended December 31, 2015, an increase of $9.4 million or 16.8% compared to outside fees and services expenses of $55.8 million for the year ended December 31, 2014. The increase was mainly attributable to an incremental increase of $13.3 million in corporate legal expenses incurred in 2015 as a result of outstanding litigation and regulatory matters. See Note 15 for a description of our litigation and regulatory matters. This was offset by a decrease of $12.3 million in transaction costs incurred during 2015 compared to 2014. The remaining increase is a result of the outside fees and services incurred by our European operations for the full year in 2015 as compared to the prior year period from July 16, 2014 to December 31, 2014.
Communication
Communication expenses were $33.1 million for both the years ended December 31, 2015 and 2014.
Rent and Occupancy
Rent and occupancy expenses were $14.7 million for the year ended December 31, 2015, an increase of $3.2 million or 27.8% compared to rent and occupancy expenses of $11.5 million for the year ended December 31, 2014. The increase was primarily due to the rent and occupancy expense incurred by our European operations for the full year in 2015 as compared to the prior year period from July 16, 2014 to December 31, 2014.
Depreciation and Amortization
Depreciation and amortization expense was $19.9 million for the year ended December 31, 2015, an increase of $1.5 million or 8.2% compared to depreciation and amortization expenses of $18.4 million for the year ended December 31, 2014. The increase was primarily due to the depreciation and amortization expenses incurred by our European operations for the full year in 2015 as compared to the prior year period from July 16, 2014 to December 31, 2014.
Other Operating Expenses
Other operating expenses were $68.8 million for the year ended December 31, 2015, an increase of $38.8 million or 129.3% compared to other operating expenses of $30.0 million for the year ended December 31, 2014. The increase was primarily due to the $28.8 million in expenses incurred during 2015 relating to the Consent Order entered into with the CFPB, as well as other operating expenses incurred by our European operations for the full year in 2015 as compared to the prior year period from July 16, 2014 to December 31, 2014.
Interest Expense
Interest expense was $60.3 million for the year ended December 31, 2015, an increase of $25.1 million or 71.3% compared to interest expense of $35.2 million for the year ended December 31, 2014. The increase was primarily due to additional borrowings for the Aktiv and RCB acquisitions and the additional interest incurred on the Aktiv assumed debt and interest rate swap contracts.
Net Foreign Currency Transaction Gain/(Loss)
Net foreign currency transaction gains were $7.5 million for the year ended December 31, 2015 compared to a net foreign currency transaction loss of $5.8 million for the year ended December 31, 2014. In any given period, we are exposed to foreign currency transactions gains or losses from transactions in currencies other than our functional currency.

Provision for Income Taxes
Income tax expense was $89.4 million for the year ended December 31, 2015, a decrease of $35.1 million or 28.2% compared to income tax expense of $124.5 million for the year ended December 31, 2014. The decrease was due to a decrease of 14.4% in income before taxes, in addition to a decrease in the effective tax rate to 34.7% for the year ended December 31, 2015 compared to 41.4% for the year ended December 31, 2014. The decrease in the effective tax rate was due primarily to having proportionately more income during 2015 in foreign jurisdictions with lower tax rates than the U.S. and changes in amounts and mix of taxable foreign currency translation gains and non-deductible foreign exchange losses, partially offset by the non-tax deductible payments made pursuant to the Consent Order entered into with the CFPB.
We intend for predominantly all foreign earnings to be permanently reinvested in our foreign operations. If foreign earnings were repatriated, we would need to accrue and pay taxes. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $51.5 million as of December 31, 2015.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues
Total revenues were $881.0 million for the year ended December 31, 2014, an increase of $145.9 million or 19.8% compared to total revenues of $735.1 million for the year ended December 31, 2013.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net, was $807.5 million for the year ended December 31, 2014, an increase of $144.0 million or 21.7% compared to income recognized on finance receivables, net, of $663.5 million for the year ended December 31, 2013. The increase was primarily due to an increase in cash collections on our owned finance receivables to approximately $1.4 billion for the year ended December 31, 2014 compared to approximately $1.1 billion for the year ended December 31, 2013, an increase of $236.4 million or 20.7%. This increase was largely due to the inclusion of Aktiv's cash collections subsequent to the acquisition date of July 16, 2014.
Our finance receivables amortization rate, including net allowance charges, was 41.4% for the year ended December 31, 2014 compared to 41.9% for the year ended December 31, 2013.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company's increase in its estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio's original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield.
During the years ended December 31, 2014 and 2013, the Company reclassified amounts from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts relating to pools acquired from 2009-2011. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company's decrease in its estimates of future cash flows and allowance charges that exceed the Company's increase in its estimate of future cash flows.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances which are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the year ended December 31, 2014, we recorded net allowance reversals of $4.9 million. On our domestic Core portfolios, we recorded net allowance reversals of $10.9 million on portfolios purchased between 2005 and 2008, offset by allowance charges of $6.0 million on portfolios primarily purchased in 2010 and 2011. On our Insolvency portfolios, we recorded net allowance reversals of $1.7 million on our domestic portfolios primarily purchased in 2007 and 2008, offset by net allowance charges of $1.1 million on Canadian portfolios purchased in 2014. We also recorded a net allowance charge of $0.5 million on our portfolios in the United Kingdom. No allowance charges or reversals were recorded during the period on the portfolios acquired from Aktiv. For the year ended December 31, 2013, we recorded net allowance reversals of $2.0 million, which consisted of net allowance reversals of $8.9 million on our Core portfolios, mainly on pools purchased between 2005 and 2008, offset by allowance charges of $6.9 million on our Insolvency portfolios acquired mainly in 2007 and 2008.

Fee Income
Fee income was $65.7 million for the year ended December 31, 2014, a decrease of $5.8 million or 8.1% compared to fee income of $71.5 million for the year ended December 31, 2013. Fee income decreased primarily due to a decrease in revenues generated by CCB and our contingent collection fee business in the United Kingdom. The decrease in revenue from CCB is due primarily to smaller distributions of class action settlements. The decline in fee income from our contingent collection fee business in the United Kingdom is due primarily to a decline in the amount of contingent fee work provided to us by debt owners. This was partially offset by higher fee income generated by PGS and the fee income generated by Aktiv during 2014.
Other Revenue
Other revenue increased to $7.8 million for the year ended December 31, 2014 from less than $0.1 million for the year ended December 31, 2013. The 99.3% increase is primarily due to an increase in revenue earned on our investments.
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
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $51.1 million for the year ended December 31, 2014, an increase of $9.6 million, or 23.1%, compared to legal collection fees of $41.5 million for the year ended December 31, 2013. This increase was the result of a $10.3 million or 5.4%, increase in our external legal collections, which increased from $192.4 million for the year ended December 31, 2013 to $202.7 million for the year ended December 31, 2014. Legal collection fees for the year ended December 31, 2014 were 3.5% of cash receipts, compared to 3.4% for the year ended December 31, 2013.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents paid to sellers of nonperforming loans. Legal collection costs were $88.1 million for the year ended December 31, 2014, an increase of $5.0 million, or 6.0%, compared to legal collection costs of $83.1 million for the year ended December 31, 2013. This increase is the result of the expansion in the number of accounts brought into the legal collection process. These legal collection costs represent 6.1% and 6.8% of cash receipts for the years ended December 31, 2014 and 2013, respectively.
Agency Fees
Agency fees primarily represent third-party collection fees and also include costs paid to repossession agents to repossess vehicles. Agency fees were $16.4 million for the year ended December 31, 2014, compared to $5.9 million for the year ended and December 31, 2013, an increase of $10.5 million or 178.0%. This increase was mainly attributable to the third-party collection fees incurred by PRA Europe due to our utilization of outsourcing in our blended operational collection model there.
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
Impairment of Goodwill
Impairment of goodwill was $6.4 million for the year ended December 31, 2013, compared to $0 for the year ended December 31, 2014. During the third quarter of 2013, we evaluated the goodwill associated with our PLS reporting unit, which had experienced a decline in revenue and profitability, recent net losses and the loss of a significant client during the quarter. Based on this evaluation, we recorded a $6.4 million impairment of goodwill. This non-cash charge represented the full amount of goodwill previously recorded for PLS. All other intangible assets related to PLS were fully amortized as of December 31, 2013.
Interest Expense
Interest expense was $35.2 million for the year ended December 31, 2014, an increase of $20.7 million or 142.8% compared to interest expense of $14.5 million for the year ended December 31, 2013. The increase was primarily due to the additional financing needed to facilitate the closing of the Aktiv acquisition and the additional interest incurred on the Aktiv assumed debt and interest rate swap contracts as well as a full year of interest on the $287.5 million in aggregate principal amount of the Company's 3.00% Convertible Senior Notes due 2020 which was completed through a private offering on August 13, 2013. This was partially offset by a reduction in interest expense of $4.8 million related to the amortization of fair value adjustment on Aktiv's debt.
Net Foreign Currency Transaction Gain/(Loss)
Net foreign currency transaction losses were $5.8 million for the year ended December 31, 2014 compared to a net foreign currency transaction gain of less than $0.1 million for the year ended December 31, 2013. In any given period, we are exposed to foreign currency transactions gains or losses from transactions in currencies other than our functional currency.
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
We intend for predominantly all foreign earnings to be permanently reinvested in our foreign operations. If foreign earnings were repatriated, we would need to accrue and pay taxes. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $23.0 million as of December 31, 2014.
Supplemental Performance Data
Finance Receivables Portfolio Performance
The following tables show certain data related to our finance receivables portfolio. These tables describe the purchase price, actual cash collections and future estimates of cash collections, income recognized on finance receivables (gross and net of allowance charges/(reversals)), principal amortization, allowance charges/(reversals), net finance receivable balances, and the ratio of total estimated collections to purchase price (which we refer to as purchase price multiple) as well as the original purchase price multiple. Certain adjustments, as noted in the footnotes to these tables, have been made to eliminate the impact of foreign currency fluctuations on purchase price multiples.
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

Multiples Tables Amounts in thousands

Purchase Period	Purchase Price (3)	Net Finance Receivables (4)	ERC-Historical Period Exchange Rates (5)	Total Estimated Collections (6)	ERC-Current Period Exchange Rates (7)	Current Purchase Price Multiple	Original Purchase Price Multiple (2)
Americas-Core
1996 - 2004	$254,734	$—	$9,363	$1,114,484	$9,363	438%	300%
2005	113,865	4,019	12,857	291,680	12,857	256%	221%
2006	90,039	4,553	12,161	198,804	12,161	221%	225%
2007	179,836	12,274	42,309	450,948	42,309	251%	227%
2008	166,507	13,377	35,519	379,839	35,519	228%	220%
2009	125,179	5,543	51,881	453,507	51,881	362%	252%
2010	148,285	14,026	78,972	525,544	78,972	354%	247%
2011	209,871	31,058	146,540	718,186	146,540	342%	245%
2012	254,807	71,695	230,958	704,913	230,958	277%	226%
2013	391,801	176,813	506,912	1,050,401	506,912	268%	211%
2014 (1)	406,687	240,782	639,641	988,930	629,865	243%	204%
2015	448,817	396,931	802,271	919,279	801,192	205%	205%
Subtotal	2,790,428	971,071	2,569,384	7,796,515	2,558,529
Americas-Insolvency
2004	7,468	—	26	14,616	26	196%	174%
2005	29,301	13	167	43,983	167	150%	142%
2006	17,627	34	409	32,440	409	184%	139%
2007	78,524	195	1,135	106,480	1,135	136%	150%
2008	108,579	1,159	2,342	169,448	2,342	156%	163%
2009	156,001	—	10,603	475,136	10,603	305%	214%
2010	209,107	843	17,804	554,047	17,804	265%	184%
2011	181,277	14,371	33,941	361,022	33,941	199%	155%
2012	251,999	46,727	76,831	372,050	76,831	148%	136%
2013	228,163	81,276	121,022	337,824	121,022	148%	133%
2014	149,167	82,955	106,225	194,146	106,003	130%	124%
2015	65,231	63,735	78,369	81,764	78,369	125%	125%
Subtotal	1,482,444	291,308	448,874	2,742,956	448,652
Total Americas	4,272,872	1,262,379	3,018,258	10,539,471	3,007,181
Europe-Core
2012	20,459	173	1,004	31,197	914	152%	187%
2013	20,372	2,134	3,767	22,308	3,364	110%	119%
2014 (1)	798,669	528,744	1,525,141	2,009,128	1,346,448	252%	208%
2015	425,200	385,063	634,693	680,307	614,037	160%	160%
Subtotal	1,264,700	916,114	2,164,605	2,742,940	1,964,763
Europe-Insolvency
2014	10,880	6,498	11,924	16,606	10,847	153%	129%
2015	19,659	17,122	25,241	27,247	24,031	139%	139%
Subtotal	30,539	23,620	37,165	43,853	34,878
Total Europe	1,295,239	939,734	2,201,770	2,786,793	1,999,641
Total PRA Group	$5,568,111	$2,202,113	$5,220,028	$13,326,264	$5,006,822

(1)	The amount reflected in the Purchase Price column includes the acquisition date finance receivable portfolios in Canada and Europe that were acquired in connection with the Aktiv acquisition.

(2)	The Original Purchase Price multiple represents the initial full year purchase price multiple in the year of acquisition.

(3)
For our international amounts, purchase price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

(4)	For our international amounts, Net Finance Receivables are presented at the December 31, 2015 exchange rate.

(5)	For our international amounts, ERC-Historical Period Exchange Rates is presented at the period end exchange rate for the respective quarter of purchase.

(6)	For our international amounts, Total Estimated Collections is presented at the period end exchange rate for the respective quarter of purchase.

(7)	For our international amounts, ERC-Current Period Exchange Rates is presented at the December 31, 2015 exchange rate.

Portfolio Financial Information Amounts in thousands

Purchase Period	Purchase Price (3)	Cash Collections (2)	Gross Revenue (2)	Amortization (2)	Allowance (2)	Net Revenue (2)	Net Finance Receivables (4)
Americas-Core
1996 - 2004	$254,734	$9,601	$9,601	$—	$—	$9,601	$—
2005	113,865	4,658	3,214	1,444	165	3,049	4,019
2006	90,039	4,034	2,441	1,593	(150)	2,591	4,553
2007	179,836	14,198	9,775	4,423	(300)	10,075	12,274
2008	166,507	13,786	8,194	5,592	(1,100)	9,294	13,377
2009	125,179	24,896	19,002	5,894	—	19,002	5,543
2010	148,285	38,110	30,382	7,728	395	29,987	14,026
2011	209,871	73,793	60,778	13,015	4,275	56,503	31,058
2012	254,807	97,267	71,944	25,323	15,400	56,544	71,695
2013	391,801	194,026	133,467	60,559	3,250	130,217	176,813
2014 (1)	406,687	253,448	130,541	122,907	—	130,541	240,782
2015	448,817	116,951	65,342	51,609	—	65,342	396,931
Subtotal	2,790,428	844,768	544,681	300,087	21,935	522,746	971,071
Americas-Insolvency
2004	7,468	24	24	—	—	24	—
2005	29,301	73	35	38	(15)	50	13
2006	17,627	205	142	63	(40)	182	34
2007	78,524	500	212	288	(100)	312	195
2008	108,579	1,034	375	659	(100)	475	1,159
2009	156,001	5,781	5,804	(23)	—	5,804	—
2010	209,107	43,649	32,838	10,811	60	32,778	843
2011	181,277	76,915	47,290	29,625	—	47,290	14,371
2012	251,999	80,079	22,832	57,247	—	22,832	46,727
2013	228,163	81,679	28,276	53,403	—	28,276	81,276
2014	149,167	50,880	14,706	36,174	—	14,706	82,955
2015	65,231	3,395	1,899	1,496	—	1,899	63,735
Subtotal	1,482,444	344,214	154,433	189,781	(195)	154,628	291,308
Total Americas	4,272,872	1,188,982	699,114	489,868	21,740	677,374	1,262,379
Europe-Core
2012	20,459	3,175	2,701	474	—	2,701	173
2013	20,372	2,347	992	1,355	1,712	(720)	2,134
2014 (1)	798,669	291,980	177,351	114,629	5,917	171,434	528,744
2015	425,200	45,760	12,883	32,877	—	12,883	385,063
Subtotal	1,264,700	343,262	193,927	149,335	7,629	186,298	916,114
Europe-Insolvency
2014	10,880	4,297	852	3,445	—	852	6,498
2015	19,659	2,954	598	2,356	—	598	17,122
Subtotal	30,539	7,251	1,450	5,801	—	1,450	23,620
Total Europe	1,295,239	350,513	195,377	155,136	7,629	187,748	939,734
Total PRA Group	$5,568,111	$1,539,495	$894,491	$645,004	$29,369	$865,122	$2,202,113

(1)	The amount reflected in the Purchase Price column includes the acquisition date finance receivable portfolios in Canada and Europe that were acquired in connection with the Aktiv acquisition.

(2)	For our international amounts, amounts are presented using the average exchange rates during the current reporting period.

(3)
For our international amounts, purchase price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

(4)	For our international amounts, net finance receivables are presented at the December 31, 2015 exchange rate.

The following graph shows the purchase price of our portfolios by year since 2006.

*	Excludes the $27.9 million and $34.7 million investment in a securitized fund in Poland during the years ended December 31, 2015 and December 31, 2014, respectively.
As shown in the above chart, the composition of our purchased portfolios shifted in favor of Insolvency accounts in 2009 and 2010, then returning to equilibrium with Core in 2011 and 2012. We began buying Insolvency accounts during 2004 and slowly increased the volume of accounts we acquired through 2006 as we tested our models, refined our processes and validated our operating assumptions. After observing a high level of modeling confidence in our early purchases, we began increasing our level of purchases more dramatically commencing in 2007. Between 2013 and 2015, Core purchases exceeded those of Insolvency accounts.
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
In order to collect our Core portfolios, we generally need to employ relatively higher amounts of labor and incur additional collection costs to generate each dollar of cash collections as compared with Insolvency portfolios. In order to achieve acceptable levels of net return on investment (after direct expenses), we are generally targeting a total cash collections to purchase price multiple in the 2.0-3.0x range. On the other hand, Insolvency accounts generate the majority of their cash collections through the efforts of bankruptcy courts and trustees. In this process, cash is remitted to our Company with no corresponding cost other than the cost of filing claims at the time of purchase, court fees associated with the filing of ownership claim transfers and general administrative costs for monitoring the progress of each account through the bankruptcy process. As a result, overall collection costs are much lower for us when liquidating a pool of Insolvency accounts as compared to a pool of Core accounts, but conversely the price we pay for Insolvency accounts is generally higher than Core accounts. We generally target similar net returns on investment (measured after direct expenses) for Insolvency and Core portfolios at any given point in the market cycles. However, because of the lower related collection costs, we can pay more for Insolvency portfolios, which causes the estimated total cash collections to purchase price multiples of Insolvency pools generally to be in the 1.2-2.0x range. In summary, compared to a similar investment in a pool of Core accounts, to the extent both pools had identical targeted net returns on investment (measured after direct expenses), the Insolvency pool would be expected to generate less revenue, less direct expenses, similar operating income, and a higher operating margin. From time to time, especially in Europe, we purchase Core portfolios which consist of a majority of paying previously charged-off accounts. These portfolios have some of the same financial dynamics as Insolvency accounts, with lower collection costs and lower purchase price multiples.

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
Cash Collections by Year, By Year of Purchase (2) Amounts in thousands

Purchase Period	Purchase Price (3)	1996 - 2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	Total
Americas-Core
1996 - 2004	$254,734	$466,629	$167,854	$134,321	$94,075	$58,820	$44,275	$35,586	$31,123	$24,873	$17,648	$13,061	$9,601	$1,097,866
2005	113,865	—	15,191	59,645	57,927	42,731	30,048	22,351	16,769	13,052	9,747	6,703	4,658	278,822
2006	90,039	—	—	17,363	43,736	34,038	25,351	19,522	16,663	11,895	8,316	5,724	4,034	186,642
2007	179,836	—	—	—	39,412	87,039	69,175	60,230	50,996	39,585	28,244	19,759	14,198	408,638
2008	166,507	—	—	—	—	47,253	72,080	62,363	53,654	42,850	31,307	21,027	13,786	344,320
2009	125,179	—	—	—	—	—	40,703	95,627	84,339	69,385	51,121	35,555	24,896	401,626
2010	148,285	—	—	—	—	—	—	47,076	113,554	109,873	82,014	55,946	38,110	446,573
2011	209,871	—	—	—	—	—	—	—	61,971	174,461	152,908	108,513	73,793	571,646
2012	254,807	—	—	—	—	—	—	—	—	56,901	173,589	146,198	97,267	473,955
2013	391,801	—	—	—	—	—	—	—	—	—	101,614	247,849	194,026	543,489
2014 (1)	406,687	—	—	—	—	—	—	—	—	—	—	92,660	253,448	346,108
2015	448,817	—	—	—	—	—	—	—	—	—	—	—	116,951	116,951
Subtotal	2,790,428	466,629	183,045	211,329	235,150	269,881	281,632	342,755	429,069	542,875	656,508	752,995	844,768	5,216,636
Americas-Insolvency
2004	7,468	743	4,554	3,956	2,777	1,455	496	164	149	108	90	74	24	14,590
2005	29,301	—	3,777	15,500	11,934	6,845	3,318	1,382	466	250	169	102	73	43,816
2006	17,627	—	—	5,608	9,455	6,522	4,398	2,972	1,526	665	419	261	205	32,031
2007	78,524	—	—	—	2,850	27,972	25,630	22,829	16,093	7,551	1,206	714	500	105,345
2008	108,579	—	—	—	—	14,024	35,894	37,974	35,690	28,956	11,650	1,884	1,034	167,106
2009	156,001	—	—	—	—	—	16,635	81,780	102,780	107,888	95,725	53,945	5,781	464,534
2010	209,107	—	—	—	—	—	—	39,486	104,499	125,020	121,717	101,873	43,649	536,244
2011	181,277	—	—	—	—	—	—	—	15,218	66,379	82,752	85,816	76,915	327,080
2012	251,999	—	—	—	—	—	—	—	—	17,388	103,610	94,141	80,079	295,218
2013	228,163	—	—	—	—	—	—	—	—	—	52,528	82,596	81,679	216,803
2014	149,167	—	—	—	—	—	—	—	—	—	—	37,045	50,880	87,925
2015	65,231	—	—	—	—	—	—	—	—	—	—	—	3,395	3,395
Subtotal	1,482,444	743	8,331	25,064	27,016	56,818	86,371	186,587	276,421	354,205	469,866	458,451	344,214	2,294,087
Total Americas	4,272,872	467,372	191,376	236,393	262,166	326,699	368,003	529,342	705,490	897,080	1,126,374	1,211,446	1,188,982	7,510,723
Europe-Core
2012	20,459	—	—	—	—	—	—	—	—	11,604	8,995	5,641	3,175	29,415
2013	20,372	—	—	—	—	—	—	—	—	—	7,068	8,540	2,347	17,955
2014 (1)	798,669	—	—	—	—	—	—	—	—	—	—	153,180	291,980	445,160
2015	425,200	—	—	—	—	—	—	—	—	—	—	—	45,760	45,760
Subtotal	1,264,700	—	—	—	—	—	—	—	—	11,604	16,063	167,361	343,262	538,290
Europe-Insolvency
2014	10,880	—	—	—	—	—	—	—	—	—	—	5	4,297	4,302
2015	19,659	—	—	—	—	—	—	—	—	—	—	—	2,954	2,954
Subtotal	30,539	—	—	—	—	—	—	—	—	—	—	5	7,251	7,256
Total Europe	1,295,239	—	—	—	—	—	—	—	—	11,604	16,063	167,366	350,513	545,546
Total PRA Group	$5,568,111	$467,372	$191,376	$236,393	$262,166	$326,699	$368,003	$529,342	$705,490	$908,684	$1,142,437	$1,378,812	$1,539,495	$8,056,269

(1)	The amount reflected in the Purchase Price column includes the acquisition date finance receivable portfolios in Canada and Europe that were acquired in connection with the Aktiv acquisition.

(2)	For our international amounts, cash collections are presented using the average exchange rates during the cash collection period.

(3)
For our international amounts, purchase price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

Collections Productivity (Domestic Portfolio)
The following tables display various collections productivity measures that we track.
Cash Collections per Collector Hour Paid Domestic Portfolio

	Core cash collections (1)
	2015	2014	2013	2012	2011
First Quarter	$247	$223	$193	$166	$162
Second Quarter	245	220	190	169	154
Third Quarter	250	217	191	171	152
Fourth Quarter	239	203	190	150	137

	Total cash collections (2)
	2015	2014	2013	2012	2011
First Quarter	$350	$337	$304	$258	$241
Second Quarter	344	354	315	275	243
Third Quarter	343	338	310	279	249
Fourth Quarter	325	310	308	245	228

	Non-legal cash collections (3)
	2015	2014	2013	2012	2011
First Quarter	$294	$282	$251	$216	$204
Second Quarter	288	293	261	225	205
Third Quarter	287	280	259	230	212
Fourth Quarter	273	259	256	200	194

	Non-legal/non-insolvency cash collections (4)
	2015	2014	2013	2012	2011
First Quarter	$191	$167	$140	$125	$125
Second Quarter	188	158	137	120	116
Third Quarter	194	159	140	122	115
Fourth Quarter	187	151	138	105	103

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

Seasonality
Cash collections in the Americas tend to be higher in the first and second quarters of the year and lower in the third and fourth quarters of the year; by contrast, cash collections in Europe tend to be higher in the third and fourth quarters of the year. Customer payment patterns are affected by seasonal employment trends, income tax refunds and holiday spending habits geographically.
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.
Cash Collections by Geography and Type Amounts in thousands

	2015				2014
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Americas-Core	$195,835	$210,725	$218,838	$219,371	$185,921	$189,027	$190,229	$187,818
Americas-Insolvency	73,842	81,865	92,974	95,533	103,104	110,544	124,101	120,702
Europe-Core	97,149	85,635	76,602	83,876	84,398	73,172	4,944	4,847
Europe-Insolvency	2,545	2,528	1,210	967	5	—	—	—
Total Cash Collections	$369,371	$380,753	$389,624	$399,747	$373,428	$372,743	$319,274	$313,367
The following table provides additional details on the composition of our U.S. Core cash collections for the periods indicated.
Domestic Portfolio Core Cash Collections by Source Amounts in thousands

	2015				2014
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Call Center and Other Collections	$108,979	$117,560	$121,148	$122,316	$95,784	$92,814	$90,128	$92,889
External Legal Collections	42,432	47,318	49,995	49,578	46,761	49,930	55,011	50,990
Internal Legal Collections	38,998	41,338	42,482	42,464	38,157	41,400	45,090	43,939
Total Domestic Core Cash Collections	$190,409	$206,216	$213,625	$214,358	$180,702	$184,144	$190,229	$187,818
Portfolio Purchasing
The following table displays our quarterly portfolio purchases for the periods indicated.
Portfolio Purchase by Geography and Type Amounts in thousands

	2015				2014
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Americas-Core	$120,554	$90,912	$98,317	$138,498	$119,714	$118,018	$91,904	$79,085
Americas-Insolvency	20,589	9,300	19,111	16,437	24,949	38,535	16,187	72,003
Europe-Core (1)(2)	79,735	240,385	88,499	21,579	123,194	734,803	1,121	1,626
Europe-Insolvency	4,976	3,959	2,450	8,510	11,625	—	—	—
Total Portfolio Purchasing	$225,854	$344,556	$208,377	$185,024	$279,482	$891,356	$109,212	$152,714

(1)	Excludes the $27.9 million and $34.7 million investments in a securitized fund in Poland during the three months ended March 31, 2015 and December 31, 2014, respectively.

(2)	The amount reflected in Q3 of 2014 includes the nonperforming loan portfolios that were acquired as a result of the Aktiv acquisition.

Portfolio Purchases by Stratifications (Domestic Only)
The following table categorizes our life-to-date domestic portfolio purchases as of December 31, 2015 into major asset type, delinquency category, and geographic location.
Domestic Portfolio Purchases by Stratification, life-to-date Amounts in thousands

Stratifications	Number of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
Major Asset Type
Major Credit Cards	21,468	53%	$57,442,103	66%	$2,569,390	60%
Consumer Finance	6,717	16	8,743,105	10	161,500	4
Private Label Credit Cards	11,883	29	15,648,519	18	1,421,946	33
Auto Deficiency	681	2	4,854,055	6	164,472	3
Total	40,749	100%	86,687,782	100%	4,317,308	100%

Delinquency Category
Fresh	4,456	11%	9,750,541	11%	1,171,173	27%
Primary	5,331	13	10,103,052	12	638,657	15
Secondary	9,327	23	12,381,615	14	640,610	15
Tertiary	4,871	12	6,797,760	8	136,788	3
Insolvency	5,895	14	23,983,733	28	1,548,741	36
Other	10,869	27	23,671,081	27	181,339	4
Total	40,749	100%	86,687,782	100%	4,317,308	100%

Geographic Location
California	4,418	11%	11,383,515	13%	536,579	12%
Texas	5,456	13	9,268,692	11	380,842	9
Florida	3,265	8	8,082,552	9	378,331	9
New York	2,340	6	5,036,132	6	225,290	5
Ohio	1,846	5	3,256,214	4	176,130	4
Pennsylvania	1,500	4	3,188,738	4	160,055	4
Illinois	1,544	4	3,125,019	4	170,225	4
North Carolina	1,488	4	3,092,561	4	153,530	4
Georgia	1,353	3	2,880,124	3	168,398	4
Other (3)	17,539	42	37,374,235	42	1,967,928	45
Total	40,749	100%	86,687,782	100%	4,317,308	100%

(1)	Represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	Represents the cash paid to sellers to acquire portfolios of nonperforming loans and has not been reduced by any adjustments, including payments and buybacks.

(3)	Each state included in "Other" represents less than 2% of the face value of total life-to-date domestic purchases.
Investments in Securitized Assets
We hold a majority interest in a closed-end Polish investment fund. The fund was formed in December 2014 to acquire portfolios of nonperforming loans in Poland. Our investment consists of a 100% interest in the Series B certificates and a 20% interest in the Series C certificates. Each certificate comes with one vote and is governed by a co-investment agreement. Series C certificates, which share equally in the residual profit of the fund, are accounted for as debt securities classified as available-for-sale and are stated at fair value. Income is recognized using the effective yield method.

The total initial investment by the Polish investment fund in finance receivables is $62.6 million. The gross estimated remaining collections and gross total estimated collections, related to our proportional ownership of the fund are $108.1 million and $123.9 million, respectively at December 31, 2015.
Estimated Remaining Collections
The following chart shows our ERC by geographical region at December 31, 2015 (amounts in millions).
Liquidity and Capital Resources
As of December 31, 2015, cash and cash equivalents totaled $71.4 million, compared to $39.7 million at December 31, 2014. At December 31, 2015, we had approximately $1.7 billion in borrowings outstanding with $446.8 million of availability under all of our credit facilities (subject to the borrowing base and applicable debt covenants). See the "Borrowings" section below for more information. Conversely, at December 31, 2014, we had approximately $1.5 billion outstanding on the revolving portion of our credit facility with availability of $352.9 million (subject to the borrowing base and applicable debt covenants).
Our operating activities provided cash of $186.7 million, $267.9 million, and $225.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period.
Our investing activities used cash of $282.3 million, approximately $1.0 billion, and $175.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of nonperforming loans, purchases of property and equipment, and business acquisitions. The change in net cash used in investing activities is primarily due to net cash payments for corporate acquisitions totaling $1.4 million, $851.2 million, and zero for the years ended December 31, 2015, 2014, and 2013. The change was also due to an increase in acquisitions of finance receivables, excluding the acquisition date Aktiv portfolios purchased in 2014, which increased to $955.0 million for the year ended December 31, 2015 compared to $682.4 million and $638.6 million for the years ended December 31, 2014 and 2013, respectively. In addition, we had net sales and maturities of investments of $14.1 million for the year ended December 31, 2015, compared to net purchases of investments of $44.0 million and zero for the years ended December 31, 2014 and 2013, respectively. This increase was partially offset by an increase in collections applied to principal on finance receivables of $674.4 million, $571.3 million, and $478.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Our financing activities provided cash of $136.5 million, $648.0 million and $79.8 million for the years ended December 31, 2015, 2014, and 2013, respectively. Cash for financing activities is normally provided by draws on our line of credit, proceeds from long-term debt and gross proceeds from convertible debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit, principal payments on long-term debt and repurchases of our common stock. The decrease in cash provided by financing activities for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to the additional funding required in 2014 for the Aktiv acquisition. During the year ended December 31, 2015, net draws on our lines of credit totaled $327.2 million and repayments on our long-term debt totaled $47.4 million. During the year ended December 31, 2014, net draws on our lines of credit and long-term debt totaled $409.0 million and $264.1 million, respectively. During the year ended December 31, 2013, net repayments on our lines of credit and long-term debt totaled $127.0 million and $5.5 million, respectively. The increase in cash provided by financing activities in 2014 compared to 2013 was primarily attributable to the additional funding required for the Aktiv acquisition mentioned above. In addition, cash flow related to financing activities was impacted by stock repurchases of $165.5 million, $33.2 million, and $58.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Cash paid for interest was $49.8 million, $31.8 million, and $9.8 million for the years ended December 31, 2015, 2014, and 2013, respectively. Interest was paid on our revolving credit facilities, long-term debt, convertible debt and interest rate swap agreements. The increase during the year ended December 31, 2015 as compared to 2014 and 2013, was mainly attributable to the interest paid on debt assumed and additional funding required for the Aktiv acquisition. Cash paid for income taxes was $86.3 million, $47.9 million, and $105.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. The increase in taxes paid for the year ended December 31, 2015 compared to the year ended December 31, 2014, is primarily due to the utilization of foreign net operating losses and the full year inclusion of Aktiv cash paid for taxes. The decrease in taxes paid for the year ended December 31, 2014 compared to the year ended December 31, 2013 is primarily due to lower taxable income in 2014, as well as an income tax refund in 2014 due to the overpayment of prior year taxes.
We have in place forward flow commitments for the purchase of nonperforming loans over the next twelve months with a maximum purchase price of $541.1 million as of December 31, 2015. We may enter into new or renewed flow commitments in the next twelve months and close on spot transactions in addition to the aforementioned flow agreements. We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit facility will be sufficient to finance our operations, planned capital expenditures, the aforementioned forward flow commitments, and additional, normal-course portfolio purchasing during the next twelve months. Business acquisitions or higher than normal levels of portfolio purchasing could require additional financing from other sources.
As described in Note 15, the IRS has issued Notices of Deficiency to us for the tax years ended December 31, 2005 through 2012 related to our use of the cost recovery method of tax revenue recognition on our finance receivables. The Tax Court set this matter for trial, to begin on September 19, 2016.
We believe we have sufficient support for the technical merits of our position. However, if we are unsuccessful in the Tax Court and any potential appeals, we may ultimately be required to pay the related deferred taxes, and possibly interest and penalties. Deferred tax liabilities related to this item were $251.7 million at December 31, 2015. Any adverse determination on this matter could result in our amending state tax returns for prior years, increasing our taxable income in those states. Our estimate of the potential federal and state interest is $91.0 million as of December 31, 2015. Accordingly, an adverse determination on this matter could have a material adverse effect on our liquidity.
As described in Note 15, an unfavorable jury verdict was delivered against the Company in the Portfolio Recovery Associates, LLC v. Guadalupe Mejia matter. The jury awarded Guadalupe Mejia $251,000 in compensatory damages and $82,009,549 in punitive damages for her counter-claim against the Company, alleging malicious prosecution and impermissible collection practices. The Company believes the verdict and magnitude of the award to be erroneous and appealed the award. Unless overturned or significantly reduced, the award could result in a loss of up to the amount of the jury award, materially impacting our liquidity.
Cash generated from operations is dependent upon our ability to collect on our finance receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our future cash flows.
On December 10, 2014, the Company's board of directors authorized a share repurchase program to purchase up to $100 million of the Company's outstanding shares of common stock on the open market. During the year ended December 31, 2015, the Company purchased 1,610,082 shares of its common stock under the share repurchase program at an average price of $53.10 per share. This concluded purchasing under this plan.
On October 22, 2015, the Company's board of directors authorized a new share repurchase program to purchase up to $125 million of the Company's outstanding shares of common stock on the open market. Repurchases depend on prevailing market conditions and other factors. The repurchase program may be suspended or discontinued at any time. During 2015, we purchased 2,072,721 shares of our common stock under the new share repurchase program at an average price of $38.60 per share. At December 31, 2015, the maximum remaining purchase price for share repurchases under the new program is approximately $45.0 million.

Borrowings
Domestic Revolving Credit and Term Loan
On December 19, 2012, we entered into a credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (such agreement as later amended or modified, the "Credit Agreement"). On August 4, 2015, we entered into a fifth amendment (the "Fifth Amendment") to the Credit Agreement. Among other things, the Fifth Amendment (a) added Bank of America, N.A., acting through its Canada branch, as Canadian Administrative Agent under the Credit Agreement, (b) added our wholly-owned subsidiary, PRA Group Canada Inc., as a Borrower under the Credit Agreement, (c) removed the Financial Covenant with respect to Consolidated Tangible Net Worth, (d) terminated the Multi Currency Revolving B Commitments, (e) added $50.0 million of Canadian Revolving Commitments, (f) modified the definition of Permitted Acquisitions to increase the baskets included therein, (g) permits our subsidiaries organized under the laws of Brazil to borrow up to $150.0 million and to grant liens with respect to such borrowings, and (h) acknowledged the change of our legal name in October 2014 to PRA Group, Inc. On September 30, 2015, we entered into a sixth amendment to the Credit Agreement which increased the allowable amount of stock repurchases during the term of the agreement to $315 million and removed the requirement that we cannot exceed $100 million in share repurchases during a given year. On December 23, 2015, we fully exercised the accordion feature available under the Credit Agreement. The commitments of two existing Lenders under its domestic revolving credit facility were increased, and an additional Lender was included. This execution of the accordion feature under the Credit Agreement increased by $125 million the commitments under the domestic revolving credit facility, bringing the total amount available under the domestic revolving credit facility to an aggregate principal amount of $725 million.
The total credit facility under the Credit Agreement includes an aggregate principal amount of $945.0 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $170.0 million term loan, (ii) a $725 million domestic revolving credit facility, of which $198.0 million is available to be drawn, and (iii) a $50 million Canadian revolving credit facility, of which $35.2 million is available to be drawn. The facilities all mature on December 19, 2017. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (b) Bank of America's prime rate, and (c) the Eurodollar rate plus 1.00%. The Company's revolving credit facility includes a $20 million swingline loan sublimit and a $20 million letter of credit sublimit. The Credit Agreement is secured by a first-priority lien on substantially all of our assets.
Borrowings outstanding on this credit facility at December 31, 2015 consisted of $170.0 million outstanding on the term loan with an annual interest rate as of December 31, 2015 of 2.92% and $541.8 million outstanding in 30-day Eurodollar rate loans on the revolving facility with a weighted average interest rate of 2.89%. At December 31, 2014, our borrowings on this credit facility consisted of $185.0 million outstanding on the term loan with an annual interest rate as of December 31, 2014 of 2.67% and $409.0 million outstanding in 30-day Eurodollar rate loans on the revolving facility with a weighted average interest rate of 2.68%.
Note Payable
In conjunction with the closing of the Aktiv business acquisition on July 16, 2014, we entered into a $169.9 million promissory note with an affiliate of the seller in the Aktiv transaction. On May 22, 2015, we amended the note to extend the maturity date to January 19, 2016 and allow the Company an option to extend the maturity to July 19, 2016. On December 30, 2015, we exercised the option to extend the maturity date to July 19, 2016. The note bears interest at the three-month London Interbank Offered Rate ("LIBOR") plus 3.75%. The quarterly interest due can be paid or rolled into the note payable balance at our option. At December 31, 2015 and 2014, the balance due on the note was $169.9 million with an annual interest rate of 4.36% and 4.01%, respectively.
Multicurrency Revolving Credit Facility
On October 23, 2014, we entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (such agreement as later amended or modified, "the Multicurrency Revolving Credit Agreement"). Subsequently, two other lenders joined the credit facility and on June 12, 2015, we entered into a first amendment to the Multicurrency Revolving Credit Agreement which provided, among other things, an increase in the total commitments from $500 million to an aggregate of $750 million, subject to certain requirements, and an increase in the maximum ERC ratio from 28% to 33%, subject to the payment of additional associated fees. Under the terms of the Multicurrency Revolving Credit Agreement, the credit facility includes an aggregate amount of $750 million, of which $192.2 million is available to be drawn, accrues interest at the Interbank Offered Rate ("IBOR") plus 2.50-3.30% (as determined by the ERC Ratio as defined in the Multicurrency Revolving Credit Agreement), bears an unused line fee of 1.05% per annum, payable monthly in arrears, and matures on October 23, 2019. The Multicurrency Revolving Credit Agreement also includes an Overdraft Facility aggregate amount of $40 million, of which $21.4 million is available to be drawn, accrues interest at the IBOR plus 2.50-3.00% (as determined by the ERC Ratio as defined in the Multicurrency Revolving Credit Agreement), bears a facility line fee of 0.125% per annum, payable quarterly in arrears, and also matures October 23, 2019.
The Multicurrency Revolving Credit Agreement is secured by the shares of most of our European subsidiaries and by all intercompany loan receivables in Europe.
At December 31, 2015, the balance on the Multicurrency Revolving Credit Agreement was $576.4 million, with a weighted average annual interest rate of 3.64%.
On February 19, 2016, we entered into a second amendment to the Multicurrency Revolving Credit Agreement which provided, among other things, (i) the extension of the final repayment date to February 19, 2021, (ii) an increase to the total commitments from $750 million to $900 million, subject to certain requirements, (iii) the ability to obtain shareholder loans of up to 10% of the Total Commitment (as defined in the Multicurrency Revolving Credit Agreement) under certain circumstances, and (iv) an ERC ratio (as defined in Multicurrency Revolving Credit Agreement) ranging from and an increase in the maximum ERC ratio from 32.2% to 38.7% depending on the mix of portfolios owned, subject to the payment of additional associated fees.
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
We were in compliance with all covenants under our financing arrangements as of December 31, 2015 and 2014.
Undistributed Earnings of Foreign Subsidiaries
We intend to use remaining accumulated and future undistributed earnings of foreign subsidiaries to expand operations outside the United States; therefore, such undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States. Accordingly, no provision for federal and state income tax has been provided thereon. If management's intentions change and eligible undistributed earnings of foreign subsidiaries are repatriated, we would be subject to additional U.S. income taxes and withholding taxes payable to various foreign jurisdictions, where applicable. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed foreign earnings. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $51.5 million and $23.0 million as of December 31, 2015 and 2014, respectively. Refer to the Notes of the Consolidated Financial Statements for further information related to our income taxes and undistributed foreign earnings.
Stockholders' Equity Attributable to PRA Group, Inc.
Stockholders' equity was $800.5 million at December 31, 2015 and $902.2 million at December 31, 2014. The decrease was primarily attributable to net foreign currency translation losses of $112.9 million and share repurchases of $165.5 million offset by $167.9 million in net income attributable to PRA Group, Inc. during the year ended December 31, 2015.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as of December 31, 2015 as defined by Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations
Our contractual obligations as of December 31, 2015 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$39,171	$10,894	$17,286	$7,816	$3,175
Line of credit (1)	1,235,641	38,725	602,353	594,563	—
Long-term debt (2)	732,109	208,039	171,996	352,074	—
Purchase commitments (3)	542,402	450,132	65,886	26,384	—
Employment agreements	21,856	8,822	13,034	—	—
Total	$2,571,179	$716,612	$870,555	$980,837	$3,175

(1)
This amount includes estimated interest and unused line fees due on our domestic and multicurrency lines of credit and assumes that the balances on the lines of credit remain constant from the December 31, 2015 balances of $541.8 million and $576.4 million, respectively.

(2)	This amount includes scheduled interest and principal payments on our term loans and our convertible debt.

(3)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of nonperforming loans in the amount of approximately $541.1 million.
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
Valuation of Acquired Intangibles and Goodwill
In accordance with ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"), we amortize intangible assets over their estimated useful lives. Goodwill, pursuant to ASC 350, is not amortized but rather is evaluated for impairment annually and more frequently if indicators of potential impairment exist. Goodwill is reviewed for potential impairment at the reporting unit level. A reporting unit is an operating segment or one level below.
Goodwill is evaluated for impairment either under the qualitative assessment option or the two-step test approach depending on facts and circumstances of a reporting unit, including the excess of fair value over carrying amount in the last valuation or changes in business environment. If the Company qualitatively determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the two-step impairment test is unnecessary. Otherwise, goodwill is evaluated for impairment using the two-step test, where the carrying amount of a reporting unit is compared to its fair value in Step 1; if the fair value exceeds the carrying amount, Step 2 is unnecessary. If the carrying amount exceeds the reporting unit’s fair value, this could indicate potential impairment and Step 2 of the goodwill evaluation process is required to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. When Step 2 is necessary, the fair value of individual assets and liabilities is determined using valuations (which in some cases may be based in part on third-party valuation reports), or other observable sources of fair value, as appropriate. If the carrying amount of goodwill exceeds its implied fair value, the excess is recognized as an impairment loss.
We determine the fair value of a reporting unit by applying the approaches prescribed under the fair value measurement accounting framework, the income approach, the market approach, and the transaction approach. Depending on the availability of public data and suitable comparables, we may or may not use the market approach and the transaction approach or we may emphasize the results from the approaches differently. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows and a residual terminal value. Cash flow projections are based on management's estimates of revenue growth rates, operating margins, necessary working capital, and capital expenditure requirements, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with operating and investment characteristics similar to the reporting unit. Under the transaction approach, we estimate fair value based on market multiples from comparable transactions where the acquisition target has similar operating and investment characteristics to the reporting unit. The transaction approach is less likely to be used given the lack of publicly available detailed data on transactions for comparable companies.
Income Taxes
We are subject to the income tax laws of the various jurisdictions in which we operate, including U.S. federal, state, local, and international jurisdictions. These tax laws are complex and are subject to different interpretations by the taxpayer and the relevant government taxing authorities. When determining our domestic and foreign income tax expense, we must make judgments about the application of these inherently complex laws.
We follow the guidance of ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. Accordingly, we record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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
Our international expansion requires the use of material estimates and interpretations of complex tax laws in multiple jurisdictions, and increases the complexity of our accounting for income taxes.
Recent Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 1 to the Consolidated Financial Statements "General and Summary of Significant Accounting Policies" as included in this Annual Report on Form 10-K for the year ended December 31, 2015.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.5 billion as of December 31, 2015. Assuming a 25 basis point decrease in interest rates, for example, interest expense over the following twelve months would decrease by an estimated $3.1 million. Assuming a 50 basis point increase in interest rates, interest expense over the following twelve months would increase by an estimated $6.2 million.
To reduce the exposure to changes in the market rate of interest, we have entered into interest rate swap agreements for a portion of our floating rate financing arrangements. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate. For the majority of our floating rate financing arrangements, we have no interest rate swap agreements in place. The sensitivity calculations above consider the impact of our interest rate swap agreements.
The fair value of our interest rate swap agreements was a net liability of $1.6 million at December 31, 2015. A hypothetical 25 basis point decrease in interest rates would cause a decrease in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be a liability of $3.5 million at December 31, 2015. Conversely, a hypothetical 50 basis point increase in interest rates would cause an increase in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be an asset of $0.9 million at December 31, 2015.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in foreign currencies, including the euro, the Great British pound, the Canadian dollar, Norwegian kroner, Swiss franc, Danish kroner, Swedish kroner, Polish zloty, and Brazilian real. In 2015, we generated $219.6 million of revenues from operations outside the United States and used eight functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.
As a result of our international operations, fluctuations in foreign currencies could cause us to incur foreign currency exchange gains and losses, and could adversely affect our comprehensive income and stockholders' equity. Additionally, our reported financial results could change from period to period due solely to fluctuations between currencies.

Foreign currency exchange gains and losses are the result of the re-measurement of account balances in certain currencies into an entity's functional currency. Foreign currency gains and losses are included as a component of other income and (expense) in our consolidated income statements.
When an entity's functional currency is different than the reporting currency of its parent, foreign currency translation adjustments may occur. Foreign currency translation adjustments are included as a component of other comprehensive (loss)/income in our consolidated statements of comprehensive income and as a component of equity in our consolidated balance sheets.
We are taking measures to mitigate the impact of foreign currency fluctuations. We have restructured our European operations so that portfolio ownership and collections generally occurs within the same entity. Our European credit facility is a multi-currency facility, allowing us to borrow in the same currency as our entity's functional currency. We strive to maintain the distribution of our European borrowings within defined thresholds based on the currency composition of our finance receivables portfolios. When those thresholds are exceeded, we engage in foreign exchange spot transactions to mitigate our risk.

Item 8. Financial Statements and Supplementary Data.
See Item 6 for quarterly consolidated financial statements for 2015 and 2014.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PRA Group, Inc.:
We have audited the accompanying consolidated balance sheets of PRA Group, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated income statements, and statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRA Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PRA Group, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of PRA Group, Inc.'s internal control over financial reporting.
/s/ KPMG LLP
Norfolk, Virginia
February 26, 2016

PRA Group, Inc.
Consolidated Balance Sheets
December 31, 2015 and 2014
(Amounts in thousands, except per share amounts)

	2015	2014
Assets
Cash and cash equivalents	$71,372	$39,661
Investments	73,799	89,703
Finance receivables, net	2,202,113	2,001,790
Other receivables, net	30,771	12,959
Income taxes receivable	1,717	—
Net deferred tax asset	13,068	6,126
Property and equipment, net	45,394	48,258
Goodwill	495,156	527,445
Intangible assets, net	23,788	10,933
Other assets	39,528	41,876
Total assets	$2,996,706	$2,778,751
Liabilities and Equity
Liabilities:
Accounts payable	$4,190	$4,446
Accrued expenses	95,380	89,361
Income taxes payable	21,236	11,020
Net deferred tax liability	261,498	255,587
Interest-bearing deposits	46,991	27,704
Borrowings	1,723,268	1,482,456
Other liabilities	4,396	5,962
Total liabilities	2,156,959	1,876,536
Equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares, 0	—	—
Common stock, par value $0.01, authorized shares, 100,000, issued and outstanding shares, 46,173 at December 31, 2015; 100,000 authorized shares, 49,577 issued and outstanding shares at December 31, 2014	462	496
Additional paid-in capital	64,622	111,659
Retained earnings	964,270	906,010
Accumulated other comprehensive loss	(228,861)	(115,950)
Total stockholders' equity - PRA Group, Inc.	800,493	902,215
Noncontrolling interest	39,254	—
Total equity	839,747	902,215
Total liabilities and equity	$2,996,706	$2,778,751
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the years ended December 31, 2015, 2014 and 2013
(Amounts in thousands, except per share amounts)

	2015	2014	2013
Revenues:
Income recognized on finance receivables, net	$865,122	$807,474	$663,546
Fee income	64,383	65,675	71,532
Other revenue	12,513	7,820	57
Total revenues	942,018	880,969	735,135
Operating expenses:
Compensation and employee services	268,345	234,531	192,474
Legal collection fees	53,393	51,107	41,488
Legal collection costs	76,063	88,054	83,063
Agency fees	32,188	16,399	5,901
Outside fees and services	65,155	55,821	31,615
Communication	33,113	33,085	28,161
Rent and occupancy	14,714	11,509	8,311
Depreciation and amortization	19,874	18,414	14,417
Other operating expenses	68,829	29,981	25,781
Impairment of goodwill	—	—	6,397
Total operating expenses	631,674	538,901	437,608

Income from operations	310,344	342,068	297,527
Other income and (expense):
Interest expense	(60,336)	(35,226)	(14,466)
Foreign exchange gain/(loss)	7,514	(5,829)	4
Income before income taxes	257,522	301,013	283,065
Provision for income taxes	89,391	124,508	106,146
Net income	168,131	176,505	176,919
Adjustment for net income attributable to noncontrolling interest	205	—	1,605
Net income attributable to PRA Group, Inc.	$167,926	$176,505	$175,314

Net income per common share attributable to PRA Group, Inc.:
Basic	$3.49	$3.53	$3.48
Diluted	$3.47	$3.50	$3.45
Weighted average number of shares outstanding:
Basic	48,128	49,990	50,366
Diluted	48,405	50,421	50,873
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2015, 2014 and 2013
(Amounts in thousands)

	2015	2014	2013
Net income	$168,131	$176,505	$176,919
Other comprehensive (loss)/income:
Change in foreign currency translation	(119,043)	(119,982)	1,181
Total other comprehensive income	49,088	56,523	178,100
Comprehensive (loss)/income attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	205	—	1,605
Change in foreign currency translation	(6,132)	—	—
Comprehensive (loss)/income attributable to noncontrolling interest	(5,927)	—	1,605
Comprehensive income attributable to PRA Group, Inc.	$55,015	$56,523	$176,495
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the years ended December 31, 2015, 2014 and 2013
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount

Balance at December 31, 2012	50,727	$507	$150,878	$554,191	$2,851	$—	$708,427
Components of comprehensive income:
Net income	—	—	—	175,314	—	—	175,314
Foreign currency translation adjustment	—	—	—	—	1,181	—	1,181
Vesting of nonvested shares	316	2	(2)	—	—	—	—
Repurchase and cancellation of common stock	(1,203)	(11)	(58,500)	—	—	—	(58,511)
Amortization of share-based compensation	—	—	12,272	—	—	—	12,272
Excess income tax benefit from share-based compensation	—	—	4,552	—	—	—	4,552
Employee stock relinquished for payment of taxes	—	—	(7,350)	—	—	—	(7,350)
Component of convertible debt	—	—	31,306	—	—	—	31,306
Deferred taxes on component of convertible debt	—	—	(12,517)	—	—	—	(12,517)
Purchase of noncontrolling interest	—	—	14,986	—	—	—	14,986
Adjustment of the redeemable noncontrolling interest measurement amount	—	—	(184)	—	—	—	(184)
Balance at December 31, 2013	49,840	$498	$135,441	$729,505	$4,032	$—	$869,476
Components of comprehensive income:
Net income	—	—	—	176,505	—	—	176,505
Foreign currency translation adjustment	—	—	—	—	(119,982)	—	(119,982)
Vesting of nonvested shares	311	4	(4)	—	—	—	—
Repurchase and cancellation of common stock	(574)	(6)	(33,158)	—	—	—	(33,164)
Amortization of share-based compensation	—	—	14,968	—	—	—	14,968
Excess income tax benefit from share-based compensation	—	—	5,558	—	—	—	5,558
Employee stock relinquished for payment of taxes	—	—	(11,146)	—	—	—	(11,146)
Balance at December 31, 2014	49,577	$496	$111,659	$906,010	$(115,950)	$—	$902,215
Components of comprehensive income:
Net income	—	—	—	167,926	—	205	168,131
Foreign currency translation adjustment	—	—	—	—	(112,911)	(6,132)	(119,043)
Initial noncontrolling interest related to business acquisition	—	—	—	—	—	45,181	45,181
Vesting of nonvested shares	279	3	(3)	—	—	—	—
Repurchase and cancellation of common stock	(3,683)	(37)	(55,798)	(109,666)	—	—	(165,501)
Amortization of share-based compensation	—	—	16,325	—	—	—	16,325
Excess income tax benefit from share-based compensation	—	—	4,386	—	—	—	4,386
Employee stock relinquished for payment of taxes	—	—	(11,947)	—	—	—	(11,947)
Balance at December 31, 2015	46,173	$462	$64,622	$964,270	$(228,861)	$39,254	$839,747
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2015, 2014 and 2013
(Amounts in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$168,131	$176,505	$176,919
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	16,325	14,968	12,272
Depreciation and amortization	19,874	18,414	14,417
Amortization of debt discount	4,260	4,058	1,508
Amortization of debt fair value	—	(4,827)	—
Impairment of goodwill	—	—	6,397
Deferred tax (benefit)/expense	(8,569)	52,978	11,011
Net foreign currency transaction (gain)/loss	(7,514)	5,829	—
Changes in operating assets and liabilities:
Other assets	2,015	(1,794)	(4,783)
Other receivables, net	(18,124)	9,435	(1,786)
Accounts payable	786	(20,265)	(928)
Income taxes payable/receivable, net	5,735	16,862	(14,814)
Accrued expenses	5,299	9,746	28,958
Other liabilities	(1,553)	(14,007)	(4,044)
Net cash provided by operating activities	186,665	267,902	225,127
Cash flows from investing activities:
Purchases of property and equipment	(14,454)	(24,385)	(15,875)
Acquisition of finance receivables, net of buybacks	(954,954)	(682,441)	(638,616)
Collections applied to principal on finance receivables	674,373	571,338	478,891
Business acquisitions, net of cash acquired	(1,423)	(851,183)	—
Purchase of investments	(48,085)	(69,862)	—
Proceeds from sales and maturities of investments	62,217	25,821	—
Net cash used in investing activities	(282,326)	(1,030,712)	(175,600)
Cash flows from financing activities:
Excess income tax benefit from share-based compensation	4,386	5,558	4,552
Payment of liability-classified contingent consideration	—	—	(5,240)
Proceeds from lines of credit	790,967	543,000	217,000
Principal payments on lines of credit	(463,733)	(134,000)	(344,000)
Repurchases of common stock	(165,501)	(33,164)	(58,511)
Payments of line of credit origination costs and fees	(5,000)	—	—
Cash paid for purchase of portion of noncontrolling interest	—	—	(5,663)
Distributions paid to noncontrolling interest	—	—	(2,075)
Proceeds from long-term debt	—	623,354	—
Principal payments on long-term debt	(47,374)	(359,281)	(5,542)
Net increase in interest-bearing deposits	22,721	2,492	—
Proceeds from convertible debt, net	—	—	279,281
Net cash provided by financing activities	136,466	647,959	79,802
Effect of exchange rate on cash	(9,094)	(7,492)	(12)
Net increase/(decrease) in cash and cash equivalents	31,711	(122,343)	129,317
Cash and cash equivalents, beginning of year	39,661	162,004	32,687
Cash and cash equivalents, end of year	$71,372	$39,661	$162,004
Supplemental disclosure of cash flow information:
Cash paid for interest	$49,777	$31,831	$9,830
Cash paid for income taxes	86,255	47,947	105,719
Noncash investing and financing activities:
Adjustment of the redeemable noncontrolling interest measurement amount	$—	$—	$(184)
Purchase of redeemable noncontrolling interest	—	—	14,986
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

1. General and Summary of Significant Accounting Policies:
Nature of operations: Throughout this report, the terms "PRA Group," "our," "we," "us," the "Company," or similar terms refer to PRA Group, Inc. and its subsidiaries.
PRA Group, Inc., a Delaware corporation, and its subsidiaries, is a financial and business service company operating in the Americas and Europe. The Company's primary business is the purchase, collection and management of portfolios of nonperforming loans. The Company also services receivables on behalf of clients, provides business tax revenue administration, audit, discovery and recovery services for state and local governments in the United States, and provides class action claims settlement recovery services and related payment processing to corporate clients.
Recent acquisitions: On August 3, 2015, the Company acquired 55% of the equity interest in RCB Investimentos S.A. ("RCB"). The remaining 45% of the equity interest in RCB is owned by the executive team and previous owners of RCB. RCB was founded in 2007 and is a leading master servicing platform for nonperforming loans in Brazil. RCB specializes in structuring, investing and operating receivable and credit-related assets. The founders of RCB each entered into long-term employment agreements with the Company and will continue to manage RCB's local business in Brazil.
The Company's investment for the 55% ownership of RCB was paid for with approximately $55.2 million in cash which was borrowed under the Company's existing domestic revolving credit facility. The majority of cash the Company paid to acquire the equity interest in RCB is expected to be used in the ordinary course of business. As part of the investment and call option agreements, the Company has the right to purchase the remaining 45% of RCB at certain multiples of EBITDA beginning on August 3, 2019 and lasting for two years. In accordance with ASC Topic 810, "Consolidation," the Company has consolidated all financial statement accounts of RCB in its consolidated balance sheet as of December 31, 2015 and its consolidated income statement for the year ended December 31, 2015. The consolidated income statement for the year ended December 31, 2015 includes the results of operations of RCB from August 3, 2015 through December 31, 2015. The noncontrolling interest amount is included as a separate component of equity and represents the 45% interest not controlled by the Company. In addition, net income attributable to the noncontrolling interest is stated separately in the consolidated income statement for the year ended December 31, 2015.
On July 16, 2014, the Company completed the acquisition of Aktiv Kapital AS ("Aktiv"), a Norway-based company specializing in the acquisition and servicing of non-performing loans throughout Europe and in Canada, for a purchase price of approximately $861.3 million, and assumed approximately $433.7 million of Aktiv's corporate debt, resulting in an acquisition of estimated total enterprise value of $1.3 billion. The Company's consolidated income statements and statements of comprehensive income, equity and cash flows include the results of operations of Aktiv for the period from July 16, 2014 through December 31, 2015.
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
Segments: Under the guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280 "Segment Reporting" ("ASC 280"), the Company has determined that it has several operating segments that meet the aggregation criteria of ASC 280, and, therefore, it has one reportable segment, accounts receivable management, based on similarities among the operating units including the nature of the products and services, the nature of the production processes, the types or class of customer for their products and services, the methods used to distribute their products and services and the nature of the regulatory environment.
Stock Split: On June 10, 2013, the Company's board of directors declared a three-for-one stock split by means of a stock dividend. The new shares were distributed on August 1, 2013, and the shares began trading on a split-adjusted basis beginning August 2, 2013. As a result of this action, approximately 33.8 million shares were issued to stockholders. The par value of the common stock remained at $0.01 per share and, accordingly, approximately $0.3 million was retroactively transferred from additional paid-in capital to common stock for all periods presented. Earnings per share, weighted average shares outstanding and other share related information are presented in this Form 10-K after the effect of the stock split.
Translation of foreign currencies: The financial statements of certain of the Company's foreign subsidiaries are measured using their local currency as the functional currency. Assets and liabilities are translated as of the balance sheet date and revenue

PRA Group, Inc.
Notes to Consolidated Financial Statements

and expenses are translated at an average rate over the period. Unrealized gains or losses resulting from currency translation adjustments are recorded as a component of other comprehensive income/(loss). Realized gains and losses from foreign currency transactions are recorded as a component of "Foreign exchange gain/(loss)" in the consolidated income statements.
Revenues and long-lived assets by geographical location: Revenue for the years ended December 31, 2015, 2014 and 2013, and long-lived assets held at December 31, 2015 and 2014, by geographic location (amounts in thousands) are:

	Years Ended December 31,			As of December 31,
	2015	2014	2013	2015	2014
	Revenues			Long-Lived Assets
United States	$722,393	$766,262	$725,649	$36,075	$37,335
Outside the United States	219,625	114,707	9,486	9,319	10,923
Total	$942,018	$880,969	$735,135	$45,394	$48,258
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment. The Company reports revenues earned from its debt purchasing and collection activities and its fee-based services. It is impracticable for the Company to report further breakdowns of revenues from external customers by product or service.
Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are funds held on the behalf of others arising from the collection of accounts placed with the Company. The balance of the funds held on behalf of others was $3.9 million and $5.5 million at December 31, 2015 and 2014, respectively. There is an offsetting liability that is included in "Accounts payable" on the accompanying consolidated balance sheets.
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
Investments: The Company accounts for its investments under the guidance of ASC Topic 320-10, "Investments-Debt and Equity Securities" ("ASC 320-10"). The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders' equity.
Finance receivables and income recognition: The Company accounts for its investment in finance receivables under the guidance of ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). The Company acquires portfolios of accounts that have experienced deterioration of credit quality between origination and the Company's acquisition of the accounts. The amount paid for a portfolio reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to an account's contractual terms. At acquisition, the Company reviews the accounts to determine whether there is evidence of deterioration of credit quality since origination, and if it is probable that the Company will be unable to collect all amounts due according to the loan's contractual terms. If both conditions exist, the Company then determines whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows (expected at acquisition) for each acquired portfolio based on the Company's proprietary models, and the Company subsequently aggregates portfolios of accounts into pools. The Company determines the excess of the pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the pool's cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining estimated life of the pool (accretable yield). ASC 310-30 requires that the excess of the contractual cash flows

PRA Group, Inc.
Notes to Consolidated Financial Statements

over expected cash flows, based on the Company's estimates derived from proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet.
Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a static pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30, utilizing the interest method, initially freezes the yield, estimated when the accounts are purchased, as the basis for subsequent impairment testing. The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. Income on finance receivables is accrued quarterly based on each static pool's effective yield. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a pool's remaining life. Any increase to the yield then becomes the new benchmark for impairment testing. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. Cash flows greater than the interest accrual will reduce the carrying value of the static pool. This reduction in carrying value is defined as payments applied to principal (also referred to as principal amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, the Company does not record accretion in the first six to twelve months of the estimated life of the pool; accordingly, the Company utilizes either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the pool, or until such time that the Company considers the collections to be probable and estimable and begin to recognize income based on the interest method as described above. The Company also uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably estimated.
A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all subsequent cash collections are recognized as revenue when received.
The Company records a valuation allowance when significant decreases in expected cash flows are identified or there are changes in the timing of expected cash flows that would otherwise require a reduction in the stated yield on a pool of accounts. In any given period, the Company may be required to record valuation allowances due to pools of receivables underperforming previous expectations. Factors that may contribute to the recording of valuation allowances include both external and internal factors. External factors that may have an impact on the collectability, and subsequently on the overall profitability of purchased pools of nonperforming loans, would include: new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors that may have an impact on the collectability, and subsequently the overall profitability of purchased pools of nonperforming loans, would include: necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relate to the collection and movement of accounts on both the collection floor of the Company and external channels), and decreases in productivity related to turnover and tenure of the Company's collection staff.
The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method.
The agreements to purchase the aforementioned receivables include general representations and warranties from the sellers covering account holder death or bankruptcy and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days. Any funds received from the seller of finance receivables as a return of purchase price are referred to as buybacks. Buyback funds are applied against the finance receivable balance received and are not included in the Company's cash collections from operations. In some cases, the seller will replace the returned accounts with new accounts in lieu of returning the purchase price. In that case, the old account is removed from the pool and the new account is added.
Fee income recognition: The Company utilizes the provisions of ASC Topic 605-45, "Principal Agent Considerations" ("ASC 605-45"), to account for fee income revenue from certain of its fee-for-service subsidiaries. ASC 605-45 requires an analysis to be completed to determine if certain revenues should be reported gross or reported net of their related operating expense. This analysis includes an assessment of who retains credit risk, controls vendor selection, establishes pricing and remains the primary obligor on the transaction. Each of these factors was considered to determine the correct method of recognizing revenue from these fee-based subsidiaries.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Property and equipment: Property and equipment, including improvements that significantly add to the productive capacity or extend useful life, are recorded at cost. Maintenance and repairs are expensed currently. Property and equipment are depreciated over their useful lives using the straight-line method of depreciation. Software and computer equipment are amortized or depreciated over three to five years. Furniture and fixtures are depreciated over five to ten years. Equipment is depreciated over five to seven years. Leasehold improvements are depreciated over the lesser of the useful life, which ranges from three to ten years, or the remaining term of the lease. Building improvements are depreciated straight-line over ten to thirty-nine years. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in the income statement.
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
Goodwill and intangible assets: Goodwill, in accordance with ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"), is not amortized but rather is reviewed for impairment annually or more frequently if indicators of potential impairment exist. The Company performs its annual assessment on October 1. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows approach, the market approach, which utilizes comparable companies' data, and the transaction approach, which uses market multiples from comparable transactions where the acquisition target has similar operating and investment characteristics to the reporting unit. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. See Note 5 for additional information.
Convertible senior notes: The Company accounts for its convertible senior notes (the "Notes") in accordance with ASC 470-20, "Debt with Conversion and Other Options." ASC 470-20 requires that, for convertible debt instruments that must be settled fully or partially in cash upon conversion, issuers must separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying amount is amortized to interest cost over the expected life of a similar liability that does not have an associated equity component, using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification under ASC 815-40, "Derivatives and Hedging - Contracts in Entity's Own Equity." Transaction costs incurred with third parties are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.
For diluted earnings per share purposes, based upon the Company's intent and ability to settle conversions of the Notes through a combination of cash and shares, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72.
Income taxes: The Company follows the guidance of ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. Accordingly, the Company records a tax provision for the anticipated tax consequences of the reported results of operations. The provision for income taxes is estimated using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
In the event that all or part of the deferred tax assets are determined not to be realizable in the future, a valuation allowance would be established and charged to earnings in the period such determination is made. If the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings.
The estimate of income tax expense involves significant judgment in evaluating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.
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
Share-based compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 "Compensation-Stock Compensation" ("ASC 718"). ASC 718 requires that compensation expense associated with share equity awards be recognized in the income statement. Based on historical experience, the Company estimates a forfeiture rate for most equity share grants. Time-based equity share awards generally vest between three and five years from the grant date and are expensed on a straight-line basis over the vesting period. Equity share awards that contain a performance metric, are expensed over the requisite service period, generally three years, in accordance with the performance level achieved at each reporting period. See Note 9 for additional information.
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
Significant estimates have been made by management with respect to the timing and amount of future cash collections of the Company's finance receivables portfolios and the fair value of the assets acquired and liabilities assumed related to the acquisition of Aktiv. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur within one year.
Commitments and contingencies: We are subject to various claims and contingencies related to lawsuits, certain taxes, and commitments under contractual and other obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. We expense related legal costs as incurred. For additional information, see Note 15.
Estimated fair value of financial instruments: The Company applies the provision of ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC 820"). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. See Note 8 for additional information.
Reclassification of prior year presentation: Certain prior year amounts have been reclassified for consistency with the current year presentation.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Recent accounting pronouncements: In April 2014, FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08") that amends the requirements for reporting discontinued operations. ASU 2014-08 requires the disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity's operations and financial results. ASU 2014-08 also requires additional disclosures about discontinued operations and disclosures about the disposal of a significant component of an entity that does not qualify as a discontinued operation. ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014, with early adoption permitted. The Company adopted ASU 2014-08 in the first quarter of 2015 which had no material impact on the Company's Consolidated Financial Statements.
In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company is evaluating its implementation approach and the potential impacts of the new standard on its existing revenue recognition policies and procedures.
In June 2014, FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of the new guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
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
In April 2015, FASB issued ASU 2015-03, "Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis. The Company has debt issuance costs which will be reclassified upon adoption of the guidance, which is not expected to have a material impact on the Company's Consolidated Financial Statements.
In April 2015, FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"). ASU 2015-05 provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity can elect to adopt the new guidance either prospectively for all arrangements entered into or materially modified after the effective date, or on a retrospective basis. The adoption of the new guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16") which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. ASU 2015-16 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The adoption of the new guidance is not expected to have a

PRA Group, Inc.
Notes to Consolidated Financial Statements

material impact on the Company's Consolidated Financial Statements.
In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. The adoption of the new guidance will not have an impact on the Company's Consolidated Financial Statements.
The Company does not expect that any other recently issued accounting pronouncements will have a material effect on its Consolidated Financial Statements.
2. Finance Receivables, net:
Changes in finance receivables, net, for the years ended December 31, 2015 and 2014, were as follows (amounts in thousands):

	2015	2014
Balance at beginning of year	$2,001,790	$1,239,191
Acquisitions of finance receivables (1)	954,954	1,427,436
Foreign currency translation adjustment	(80,258)	(93,499)
Cash collections	(1,539,495)	(1,378,812)
Income recognized on finance receivables, net	865,122	807,474
Cash collections applied to principal	(674,373)	(571,338)
Balance at end of year	$2,202,113	$2,001,790

(1)
Acquisitions of finance receivables are net of buybacks and include certain capitalized acquisition related costs. It also includes the acquisition date finance receivable portfolio that was acquired in connection with the Aktiv acquisition in 2014 of $727.7 million.

At the time of acquisition, the life of each pool is estimated based on projected amounts and timing of future cash collections using the proprietary models of the Company.
Based upon current projections, cash collections applied to principal are estimated to be as follows for the following years ending December 31, (amounts in thousands):

2016	$582,464
2017	490,594
2018	385,772
2019	314,620
2020	211,479
2021	142,869
2022	66,748
Thereafter	7,567
Total estimated cash collections applied to principal	$2,202,113
At December 31, 2015 and 2014, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $21.0 million and $17.1 million, respectively.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company's increase in its estimate of future cash flows. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company's decrease in its estimates of future cash flows and allowance charges that exceed the Company's increase in its estimate of future cash flows.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Changes in accretable yield for the years ended December 31, 2015 and 2014 were as follows (amounts in thousands):

	2015	2014
Balance at beginning of year	$2,513,185	$1,430,067
Income recognized on finance receivables, net	(865,122)	(807,474)
Additions (1)	756,628	1,609,340
Reclassifications from nonaccretable difference	502,665	390,255
Foreign currency translation adjustment	(180,152)	(109,003)
Balance at end of year	$2,727,204	$2,513,185

(1)	Additions for 2014 include the acquisition date accretable yield that was acquired in connection with the Aktiv acquisition of approximately $1.0 billion.
The following is a summary of activity within the Company's valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	2015	2014	2013
Beginning balance	$86,166	$91,101	$93,123
Allowance charges	31,974	8,010	9,666
Reversal of previous recorded allowance charges	(2,605)	(12,945)	(11,688)
Net allowance charges/(reversals)	29,369	(4,935)	(2,022)
Foreign currency translation adjustment	(674)	—	—
Ending balance	$114,861	$86,166	$91,101
3. Investments:
Investments consist of the following at December 31, 2015 and 2014 (amounts in thousands):

	2015	2014
Trading
Short-term investments	$—	$37,405
Available-for-sale
Securitized assets	4,649	3,721
Government bonds and fixed income funds	3,405	—
Held-to-maturity
Securitized assets	50,247	31,017
Other investments
Private equity funds	15,498	17,560
Total investments	$73,799	$89,703
Trading
Short-term investments: The Company's investments in money market mutual funds are stated at fair value. Fair value is estimated using the net asset value of the investment. Unrealized gains and losses are recorded in earnings.
Available-for-Sale
Investments in securitized assets: The Company holds a majority interest in a closed-end Polish investment fund. The fund was formed in December 2014 to acquire portfolios of nonperforming consumer loans in Poland. The Company's investment consists of a 100% interest of the Series B certificates and a 20% interest of the Series C certificates. Each certificate comes with one vote and is governed by a co-investment agreement. Series C certificates, which share equally in the residual profit of the fund, are accounted for as debt securities classified as available-for-sale and are stated at fair value. Income is recognized using the effective yield method. There was no revenue recorded in 2015 or 2014 from this investment.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Government bonds and fixed income funds: The Company's investments in government bonds and fixed income are classified as available-for-sale and are stated at fair value. Fair value is estimated using the net asset value of the investment. Unrealized gains and losses are included in comprehensive income and reported in equity.
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
Other Investments
Investments in private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 3% interest and are carried at cost. Distributions received from the partnerships are included in other revenue. Distributions received in excess of the Company's proportionate share of accumulated earnings are applied as a reduction of the cost of the investment. Distributions received from investments carried at cost were $7.8 million and $7.1 million for 2015 and 2014, respectively.
The amortized cost and estimated fair value of available-for sale and held-to-maturity investments at December 31, 2015 and 2014 were as follows (amounts in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Securitized assets	$5,855	$—	$1,206	$4,649
Government bonds and fixed income funds	3,405	—	—	3,405
Held-to-maturity
Securitized assets	50,247	5,366	—	55,613

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Securitized assets	$3,721	$—	$—	$3,721
Held-to-maturity
Securitized assets	31,017	—	—	31,017
4. Operating Leases:
The Company leases office space and equipment under operating leases. Rental expense was $11.3 million, $8.7 million and $6.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Future minimum lease payments for operating leases at December 31, 2015, are as follows for the years ending December 31, (amounts in thousands):

2016	$10,894
2017	9,351
2018	7,935
2019	4,924
2020	2,892
Thereafter	3,175
Total future minimum lease payments	$39,171
5. Goodwill and Intangible Assets, net:
In connection with the Company's previous business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets resulting from these acquisitions include client and customer relationships, non-compete agreements, trademarks and technology. Pursuant to ASC 350, the Company performs an annual review of goodwill on October 1 or more frequently if indicators of impairment exist. The Company performed an annual review of goodwill as of October 1, 2015, and concluded that no goodwill impairment was necessary.
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
Goodwill recognized from the acquisitions of RCB, $38.5 million, in 2015 and Aktiv and Pamplona Capital Management, LLP, $512.0 million, in 2014 represents, among other things, a significant dataset, portfolio modeling, an established workforce, and the future economic benefits arising from expected synergies and expanded geographical diversity. The acquired goodwill is not deductible for U.S. income tax purposes.
The following table represents the changes in goodwill for the years ended December 31, 2015 and 2014 (amounts in thousands):

	2015	2014
Balance at beginning of period:
Goodwill	$533,842	$110,240
Accumulated impairment loss	(6,397)	(6,397)
	527,445	103,843
Changes:
Acquisitions	38,489	512,049
Foreign currency translation adjustment	(70,778)	(88,447)
Net change in goodwill	(32,289)	423,602
Balance at end of period:
Goodwill	501,553	533,842
Accumulated impairment loss	(6,397)	(6,397)
	$495,156	$527,445

PRA Group, Inc.
Notes to Consolidated Financial Statements

Intangible assets, excluding goodwill, consist of the following at December 31, 2015 and 2014 (amounts in thousands):

	2015		2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Client and customer relationships	$47,674	$28,064	$35,252	$25,132
Non-compete agreements	858	119	627	572
Trademarks	4,367	2,038	3,432	2,674
Technology	1,211	101	—	—
Total	$54,110	$30,322	$39,311	$28,378
The Company amortizes the intangible assets over the estimated useful lives. Total amortization expense for the years ended December 31, 2015, 2014 and 2013 was $3.7 million, $4.8 million and $4.7 million, respectively. The Company reviews these intangible assets for possible impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount and thereby necessitate further evaluation of these intangible assets.
The future amortization of these intangible assets is estimated to be as follows as of December 31, 2015 for the following years ending December 31, (amounts in thousands):

2016	$4,692
2017	3,826
2018	3,275
2019	2,798
2020	2,293
Thereafter	6,904
Total	$23,788
6. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	December 31, 2015	December 31, 2014
Domestic revolving credit	$541,799	$409,000
Term loan	170,000	185,000
Note payable	169,938	169,938
Multicurrency revolving credit	576,433	427,680
Subordinated loan	—	30,000
Convertible senior notes	287,500	287,500
Less: Debt discount	(22,402)	(26,662)
Total	$1,723,268	$1,482,456
Domestic Revolving Credit and Term Loan
On December 19, 2012, the Company entered into a credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (such agreement as later amended or modified, the "Credit Agreement"). On August 4, 2015, the Company entered into a fifth amendment to the Credit Agreement (the "Fifth Amendment"). Among other things, the Fifth Amendment (a) added Bank of America, N.A., acting through its Canada branch, as Canadian Administrative Agent under the Credit Agreement, (b) added the Company's wholly-owned subsidiary, PRA Group Canada Inc., as a Borrower under the Credit Agreement, (c) removed the Financial Covenant with respect to Consolidated Tangible Net Worth, (d) terminated the Multi Currency Revolving B Commitments, (e) added $50.0 million of Canadian Revolving Commitments, (f) modified the definition of Permitted Acquisitions to increase the baskets included therein, (g) permits Company subsidiaries organized under the laws of Brazil to borrow up to $150.0 million and to grant liens with respect to such borrowings, and (h) acknowledged the change of the Company's legal name in October 2014 to PRA Group, Inc. On September 30, 2015, the Company entered into a sixth amendment which increased the allowable amount of stock repurchases during the term of the agreement to $315 million and removed the requirement that the Company cannot exceed $100 million in share repurchases during a given year. On December 23, 2015, the Company

PRA Group, Inc.
Notes to Consolidated Financial Statements

fully exercised the $125 million accordion feature available under the Credit Agreement. The commitments of two existing Lenders under its domestic revolving credit facility were increased, and an additional Lender was included. This execution of the accordion feature under the Credit Agreement increased by $125 million the commitments under the domestic revolving credit facility, bringing the total amount available under the domestic revolving credit facility to an aggregate principal amount of $725 million.
The total credit facility under the Credit Agreement includes an aggregate principal amount of $945.0 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $170.0 million term loan, (ii) a $725 million domestic revolving credit facility, of which $198.0 million is available to be drawn, and (iii) a $50 million Canadian revolving credit facility, of which $35.2 million is available to be drawn. The facilities all mature on December 19, 2017. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (b) Bank of America's prime rate, or (c) the Eurodollar rate plus 1.00%. The Company's revolving credit facility includes a $20 million swingline loan sublimit and a $20 million letter of credit sublimit.
The Credit Agreement is secured by a first priority lien on substantially all of the Company's domestic assets. The Credit Agreement, as amended and modified, contains restrictive covenants and events of default including the following:

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

•
indebtedness in the form of senior, unsecured convertible notes or other unsecured financings cannot exceed $500 million in the aggregate (without respect to the Company's 3.00% Convertible Senior Notes due 2020);

•	the Company must maintain positive consolidated income from operations (as defined in the Credit Agreement) during any fiscal quarter; and

•	restrictions on changes in control.
The revolving credit facility also bears an unused line fee of 0.375% per annum, payable quarterly in arrears.
The Company's borrowings on this credit facility at December 31, 2015 consisted of $170.0 million outstanding on the term loan with an annual interest rate as of December 31, 2015 of 2.92% and $541.8 million outstanding in 30-day Eurodollar rate loans on the revolving facility with a weighted average interest rate of 2.89%. At December 31, 2014, the Company's borrowings on this credit facility consisted of $185.0 million outstanding on the term loan with an annual interest rate as of December 31, 2014 of 2.67% and $409.0 million outstanding in 30-day Eurodollar rate loans on the revolving facility with a weighted average interest rate of 2.68%.
Note Payable
In conjunction with the closing of the Aktiv business acquisition on July 16, 2014, the Company entered into a $169.9 million promissory note with an affiliate of the seller in the Aktiv acquisition. On December 30, 2015, the Company exercised its option to extend the maturity date to July 19, 2016. The note bears interest at the three-month London Interbank Offered Rate ("LIBOR") plus 3.75%. The quarterly interest due can be paid or rolled into the note payable balance at the Company's option. At December 31, 2015 and 2014, the balance due on the note was $169.9 million with an annual interest rate of 4.36% and 4.01%, respectively.
Multicurrency Revolving Credit Facility
On October 23, 2014, the Company entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (such agreement as later amended or modified, "the Multicurrency Revolving Credit Agreement"). Subsequently, two other lenders joined the credit facility and on June 12, 2015, the Company entered into a first amendment to the Multicurrency Revolving Credit Agreement which provided, among other things, an increase in the total commitments from $500 million to an aggregate of $750 million, subject to certain requirements, and an increase in the maximum ERC ratio from 28.0% to 33.0%, subject to the payment of additional associated fees. Under the terms of the Multicurrency Revolving Credit Agreement, the credit facility includes an aggregate amount of $750 million, of which $192.2 million is available to be drawn, accrues interest at the Interbank Offered Rate ("IBOR") plus 2.50-3.30% (as determined by the ERC Ratio as defined in the Multicurrency Revolving Credit Agreement), bears an unused line fee of 1.05% per annum, payable monthly in arrears, and matures on October 23, 2019. The Multicurrency Revolving Credit Agreement also includes an Overdraft Facility aggregate amount of $40 million, of which

PRA Group, Inc.
Notes to Consolidated Financial Statements

$21.4 million is available to be drawn, accrues interest at the IBOR plus 2.50-3.00% (as determined by the ERC Ratio as defined in the Multicurrency Revolving Credit Agreement), bears a facility line fee of 0.125% per annum, payable quarterly in arrears, and also matures October 23, 2019.
The Multicurrency Revolving Credit Agreement is secured by the shares of most of the Company's European subsidiaries and by all intercompany loan receivables in Europe. The Multicurrency Revolving Credit Agreement contains restrictive covenants and events of default including the following:

•	the ERC Ratio (as defined in the Multicurrency Revolving Credit Agreement) may not exceed 33%;

•	the GIBD Ratio (as defined in the Multicurrency Revolving Credit Agreement) cannot exceed 3.0 to 1.0 as of the end of any fiscal quarter;

•	interest bearing deposits in AK Nordic AB cannot exceed SEK 500,000,000;

•	cash collections must exceed 95% of Europe's ERC for the same set of portfolios, measured monthly on a quarterly basis.
At December 31, 2015, the balance on the Multicurrency Revolving Credit Agreement was $576.4 million, with a weighted average annual interest rate of 3.64%. At December 31, 2014, the balance on the Multicurrency Revolving Credit Agreement was $427.7 million, with a weighted average annual interest rate of 4.25%.
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
Convertible Senior Notes
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of the Company's 3.00% Convertible Senior Notes due 2020 (the "Notes"). The Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "Indenture") between the Company and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are senior unsecured obligations of the Company. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. Prior to February 1, 2020, the Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the Notes will be convertible at any time. Upon conversion, the Notes may be settled, at the Company's option, in cash, shares of the Company's common stock, or any combination thereof. Holders of the Notes have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may, under certain circumstances, be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. The conversion rate for the Notes is initially 15.2172 shares per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $65.72 per share of the Company's common stock, and is subject to adjustment in certain circumstances pursuant to the Indenture. The Company does not have the right to redeem the Notes prior to maturity. As of December 31, 2015 and 2014, none of the conditions allowing holders of the Notes to convert their Notes had occurred.
As noted above, upon conversion, holders of the Notes will receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. However, the Company's current intent is to settle conversions through combination settlement (i.e., the Notes will be converted into cash up to the aggregate principal amount, and shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election, for the remainder). As a result and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72.
The net proceeds from the sale of the Notes were approximately $279.3 million, after deducting the initial purchasers' discounts and commissions and the estimated offering expenses payable by the Company. The Company used $174.0 million of the net proceeds from this offering to repay the outstanding balance on its revolving credit facility and used $50.0 million to repurchase shares of its common stock.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The Company determined that the fair value of the Notes at the date of issuance was approximately $255.3 million, and designated the residual value of approximately $32.2 million as the equity component. Additionally, the Company allocated approximately $7.3 million of the $8.2 million original Notes issuance cost as debt issuance cost and the remaining $0.9 million as equity issuance cost.
ASC 470-20, "Debt with Conversion and Other Options" ("ASC 470-20"), requires that, for convertible debt instruments that may be settled fully or partially in cash upon conversion, issuers must separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively.
The balances of the liability and equity components of all of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	December 31, 2015	December 31, 2014
Liability component - principal amount	$287,500	$287,500
Unamortized debt discount	(22,402)	(26,662)
Liability component - net carrying amount	$265,098	$260,838
Equity component	$31,306	$31,306
The debt discount is amortized into interest expense over the remaining life of the Notes using the effective interest rate, which is 4.92%.
Interest expense related to the Notes was as follows for the years ended December 31, 2015 and 2014 (amounts in thousands):

	2015	2014	2013
Interest expense - stated coupon rate	$8,625	$8,625	$3,306
Interest expense - amortization of debt discount	4,260	4,058	1,508
Total interest expense - convertible senior notes	$12,885	$12,683	$4,814
The Company was in compliance with all covenants under its financing arrangements as of December 31, 2015 and 2014.
The following principal payments are due on the Company's borrowings at December 31, 2015 for the years ending December 31, (amounts in thousands):

2016	$189,938
2017	691,799
2018	—
2019	576,433
2020	287,500
Thereafter	—
Total	$1,745,670

PRA Group, Inc.
Notes to Consolidated Financial Statements

7. Property and Equipment, net:
Property and equipment, at cost, consist of the following as of December 31, 2015 and 2014 (amounts in thousands):

	2015	2014
Software	$62,198	$53,076
Computer equipment	21,109	20,488
Furniture and fixtures	11,888	11,502
Equipment	12,874	12,880
Leasehold improvements	15,112	14,429
Building and improvements	7,235	7,049
Land	1,296	1,269
Accumulated depreciation and amortization	(86,318)	(72,435)
Property and equipment, net	$45,394	$48,258
Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2015, 2014 and 2013 was $16.2 million, $13.6 million and $9.7 million, respectively.
The Company, in accordance with the guidance of ASC Topic 350-40 "Internal-Use Software" ("ASC 350-40"), capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life on a straight-line basis beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company's policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of December 31, 2015 and 2014, the Company has incurred and capitalized $15.0 million and $12.9 million, respectively, of these direct payroll costs related to software developed for internal use. As of December 31, 2015 and 2014, $0.1 million and $1.0 million of these costs are for projects that are in the development stage and therefore are a component of "Other assets." Once the projects are completed, the costs will be transferred to Software and amortized over their estimated useful life of three to seven years. Amortization expense relating to this internally developed software for the years ended December 31, 2015, 2014 and 2013 was $2.2 million, $1.9 million and $1.5 million, respectively. Remaining unamortized costs relating to this internally developed software as of December 31, 2015, 2014 and 2013 were $6.6 million, $5.9 million and $4.4 million, respectively.
8. Fair Value:
As defined by ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values.
Those levels of input are summarized as follows:

•	Level 1: Quoted prices in active markets for identical assets and liabilities.

•
Level 2: Observable inputs other than Level 1 quoted prices, such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3: Unobservable inputs that are supported by little or no market activity. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Financial Instruments Not Required To Be Carried at Fair Value
In accordance with the disclosure requirements of ASC Topic 825, "Financial Instruments" ("ASC 825"), the table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts in the table are recorded in the consolidated balance sheets at December 31, 2015 and December 31, 2014 (amounts in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$71,372	$71,372	$39,661	$39,661
Held-to-maturity investments	50,247	55,613	31,017	31,017
Other investments	15,498	16,803	17,560	19,776
Finance receivables, net	2,202,113	2,704,432	2,001,790	2,460,787
Financial liabilities:
Interest-bearing deposits	46,991	46,991	27,704	27,704
Revolving lines of credit	1,118,232	1,118,232	836,680	836,680
Term loans	170,000	170,000	185,000	185,000
Notes and loans payable	169,938	169,938	199,938	199,938
Convertible senior notes	265,098	241,126	260,838	324,757
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
Held-to-maturity investments: Fair value of the Company's investment in Series B certificates of a closed-end Polish investment fund is estimated using proprietary pricing models that the Company utilizes to make portfolio purchase decisions. Accordingly, the Company estimates the fair value of its held-to-maturity investments using Level 3 inputs as there is little observable market data available and management is required to use significant judgment in its estimates.
Other investments: This class of investments consists of private equity funds that invest primarily in loans and securities including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe, and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The fair value of the Company's interest is valued by the fund managers; accordingly, the Company estimates the fair value of these investments using Level 3 inputs. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over 1 to 4 years.
Finance receivables, net: The Company computed the estimated fair value of these receivables using proprietary pricing models that the Company utilizes to make portfolio purchase decisions. Accordingly, the Company's fair value estimates use Level 3 inputs as there is little observable market data available and management is required to use significant judgment in its estimates.
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
Convertible senior notes: The notes are carried at historical cost, adjusted for the debt discount. The fair value estimates for these notes incorporates quoted market prices which were obtained from secondary market broker quotes which were derived from a variety of inputs including client orders, information from their pricing vendors, modeling software, and actual trading prices when they occur. Accordingly, the Company uses Level 2 inputs for its fair value estimates.
Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at December 31, 2015 and 2014 (amounts in thousands):

	Fair Value Measurements as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments	$3,405	$—	$4,649	$8,054
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	$—	$1,601	$—	$1,601

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Trading investments	$37,405	$—	$—	$37,405
Available-for-sale investments	—	—	3,721	3,721
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	$—	$3,387	$—	$3,387
Trading investments: Fair value of the Company's investments in money market mutual funds is reported using the closing price of the fund's net asset value in an active market. Accordingly, the Company uses Level 1 inputs.
Available-for-sale investments: Fair value of the Company's investment in Series C certificates of a closed-end Polish investment fund is estimated using proprietary pricing models that the Company utilizes to make portfolio purchase decisions. Accordingly, the Company estimates the fair value of these available-for-sale investments using Level 3 inputs as there is little observable market data available and management is required to use significant judgment in its estimates. At December 31, 2015, unrealized losses in other comprehensive income were $1.2 million. There were no unrealized gains or losses in other comprehensive income in 2014.
Fair value of the Company's investment in government bonds and fixed income funds is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Total share-based compensation expense was $16.3 million, $15.0 million and $12.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense (windfall tax benefits) recognized under the provisions of ASC 718 are credited to additional paid-in capital. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $8.9 million, $10.8 million and $8.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Nonvested Shares
As of December 31, 2015, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program ("LTI") is estimated to be $8.8 million with a weighted average remaining life for all nonvested shares of 1.5 years. Grants made to key employees and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group. With the exception of the awards made pursuant to the LTI program and a few employee and director grants the nonvested shares vest ratably generally over three to five years and are expensed over their vesting period.
The following summarizes all nonvested share transactions, excluding those related to the LTI program, from December 31, 2012 through December 31, 2015 (amounts in thousands, except per share amounts):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2012	288	$20.84
Granted	110	37.31
Vested	(143)	19.75
Canceled	(29)	20.57
December 31, 2013	226	29.58
Granted	272	56.69
Vested	(155)	37.34
Canceled	(4)	50.41
December 31, 2014	339	47.34
Granted	100	53.29
Vested	(151)	42.15
Canceled	(4)	47.49
December 31, 2015	284	$52.20
The total grant date fair value of shares vested, excluding those granted under the LTI program, during the years ended December 31, 2015, 2014 and 2013, was $6.4 million, $5.8 million and $2.8 million, respectively.
Long-Term Incentive Program
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table summarizes all LTI share transactions from December 31, 2012 through December 31, 2015 (amounts in thousands, except per share amounts):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2012	497	$21.71
Granted at target level	124	34.59
Adjustments for actual performance	108	17.91
Vested	(279)	19.10
Canceled	(16)	25.01
December 31, 2013	434	25.79
Granted at target level	111	49.60
Adjustments for actual performance	222	22.32
Vested	(279)	24.21
December 31, 2014	488	30.52
Granted at target level	132	52.47
Adjustments for actual performance	122	34.59
Vested	(252)	20.21
Canceled	(7)	40.05
December 31, 2015	483	$42.80
The total grant date fair value of LTI shares vested during the years ended December 31, 2015, 2014 and 2013, was $5.1 million, $6.8 million and $5.3 million, respectively.
At December 31, 2015, total future compensation costs, assuming the current estimated performance levels are achieved, related to nonvested share awards granted under the LTI program are estimated to be approximately $8.8 million. The Company assumed a 7.5% forfeiture rate for these grants and the remaining shares have a weighted average life of 0.9 years at December 31, 2015.
10. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common shareholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72, which did not occur during the period from which the Notes were issued on August 13, 2013 through December 31, 2015. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be received upon assumed exercise.
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands, except per share amounts):

	2015			2014			2013
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$167,926	48,128	$3.49	$176,505	49,990	$3.53	$175,314	50,366	$3.48
Dilutive effect of nonvested share awards		277	(0.02)		431	(0.03)		507	(0.03)
Diluted EPS	$167,926	48,405	$3.47	$176,505	50,421	$3.50	$175,314	50,873	$3.45

PRA Group, Inc.
Notes to Consolidated Financial Statements

There were no antidilutive options outstanding as of December 31, 2015, 2014 and 2013.
11. Proforma Financial Information:
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
12. Derivatives:
The Company's activities are subject to various financial risks including market risk, currency and interest rate risk, credit risk, liquidity risk and cash flow risk. The Company's overall financial risk management program focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on the Company's financial performance. The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable-rate debt and their impact on earnings and cash flows. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the swap counterparty to assess the counterparty's ability to honor its obligation. Counterparty default would expose the Company to fluctuations in variable interest rates. Based on the guidance of ASC Topic 815 "Derivatives and Hedging" ("ASC 815"), the Company records derivative financial instruments at fair value on the consolidated balance sheets.
The financing of portfolio investments is generally drawn in the same currencies as the underlying expected future cash flow from the portfolios. The interest rate risk related to the loans is reduced through the use of a combination of interest rate swaps in EUR, GBP, SEK, PLN and NOK. At December 31, 2015 and 2014, approximately 42% and 54%, respectively, of the net borrowings of PRA Europe was hedged, reducing the related interest rate risk.
The Company's financial derivative instruments are not designated as hedging instruments under ASC 815 and therefore the gain or loss on such hedge and the change in fair value of the derivative is recorded in "interest income/(expense)" in the Company's consolidated financial statements. During the years ended December 31, 2015 and 2014, the Company recorded $4.9 million and $1.8 million, respectively, in interest expense related to its interest rate swaps in its consolidated income statements. There were no derivatives outstanding during the year ended December 31, 2013.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table sets forth the fair value amounts of the derivative instruments held by the Company as December 31, 2015 and 2014 (amounts in thousands):

	2015		2014
Derivatives not designated as hedging instruments under ASC 815	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest rate swap contracts	$—	$1,602	$—	$3,387
Liabilities for derivatives are recorded in accrued expenses in the accompanying consolidated balance sheets.
13. Stockholders' Equity:
On December 10, 2014, the Company's board of directors authorized a share repurchase program to purchase up to $100.0 million of the Company's outstanding shares of common stock on the open market. During the year ended December 31, 2015, the Company purchased 1,610,182 shares of its common stock under the plan at an average price of $53.10 per share, which represented the remaining shares allowed under the plan.
On October 22, 2015, the Company's board of directors authorized a new share repurchase program to purchase up to $125.0 million of the Company's outstanding shares of common stock on the open market. During the year ended December 31, 2015, the Company purchased 2,072,721 shares of its common stock under the new plan at an average price of $38.60 per share. At December 31, 2015, the maximum remaining purchase price for share repurchases under the plan is approximately $45.0 million.
14. Income Taxes:
The Company follows the guidance of ASC 740 as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
The income tax expense/(benefit) recognized for the years ended December 31, 2015, 2014 and 2013 is comprised of the following (amounts in thousands):

	Federal	State	Foreign	Total
For the year ended December 31, 2015:
Current tax expense	$62,869	$9,399	$25,692	$97,960
Deferred tax expense/(benefit)	2,887	(600)	(10,856)	(8,569)
Total income tax expense	$65,756	$8,799	$14,836	$89,391
For the year ended December 31, 2014:
Current tax expense	$57,336	$8,823	$5,342	$71,501
Deferred tax expense	30,319	4,717	17,971	53,007
Total income tax expense	$87,655	$13,540	$23,313	$124,508
For the year ended December 31, 2013:
Current tax expense	$82,163	$12,163	$833	$95,159
Deferred tax expense/(benefit)	13,321	(550)	(1,784)	10,987
Total income tax expense/(benefit)	$95,484	$11,613	$(951)	$106,146

PRA Group, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the Company's expected tax expense at the statutory federal tax rate to actual tax expense for the years ended December 31, 2015, 2014 and 2013 is as follows (amounts in thousands):

	2015	2014	2013
Expected tax expense at statutory federal rates	$90,133	$105,355	$99,073
State tax expense, net of federal tax benefit	5,719	8,565	7,548
Foreign taxable translation	(708)	8,199	—
Foreign rate difference	(8,787)	90	820
Penalties	2,819	—	—
Acquisition expenses	234	2,169	—
Other	(19)	130	(1,295)
Total income tax expense	$89,391	$124,508	$106,146
The Company has recognized a net deferred tax liability of $248.4 million and $249.5 million as of December 31, 2015 and 2014, respectively. The components of the net deferred tax liability are as follows (amounts in thousands):

	2015	2014
Deferred tax assets:
Employee compensation	$13,845	$9,304
Net operating loss carryforward	39,080	33,026
Other	3,843	5,447
Accrued liabilities	8,429	3,334
Interest	10,664	7,876
Total deferred tax asset	75,861	58,987
Deferred tax liabilities:
Depreciation expense	5,276	5,998
Intangible assets and goodwill	7,039	1,434
Convertible debt	8,653	10,332
Other	4,204	7,843
Finance receivable revenue recognition - international	2,063	11,677
Finance receivable revenue recognition - domestic	251,733	240,998
Total deferred tax liability	278,968	278,282
Valuation allowance	45,323	30,166
Net deferred tax liability	$248,430	$249,461
A valuation allowance for deferred tax assets is recognized and charged to earnings in the period such determination is made, if it is determined that it is more likely than not that the deferred tax asset will not be realized. If the Company subsequently realized deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. The determination for a valuation allowance is made on a jurisdiction by jurisdiction basis. At December 31, 2015 and 2014, the valuation allowance relating to tax losses and interest limitations in Norway and Luxembourg is $45.3 million and $30.2 million, respectively. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
For tax purposes, the Company utilizes the cost recovery method of accounting. Under the cost recovery method, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before taxable income is recognized. The Internal Revenue Service ("IRS") examined the Company's 2005 through 2012 tax returns and has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its position, and believes cost recovery to be an acceptable tax revenue recognition method for companies in the bad debt purchasing industry. The Company has received Notices of Deficiency for tax years ended December 31, 2005 through 2012. The proposed deficiencies relate to the cost recovery method of tax accounting. In response to the notices, the Company filed petitions in the United States Tax Court ("Tax Court"). On July 10, 2015 and July 21, 2015, the IRS filed motions for summary judgment for tax years 2008 through 2012 and 2005 through 2007, respectively. On October 30, 2015, the Tax Court held oral arguments on the IRS motions. On November 12, 2015 the IRS motions for summary judgment were denied. The court also set this matter for trial to begin on September 19, 2016.

PRA Group, Inc.
Notes to Consolidated Financial Statements

If the Company is unsuccessful in the Tax Court and any potential appeals, it may be required to pay the related deferred taxes, and possibly interest and penalties. At December 31, 2015 and 2014 deferred tax liabilities related to this item were $251.7 million and $241.0 million, respectively. Any adverse determination on this matter could result in the Company amending state tax returns for prior years, increasing its taxable income in those states. The Company files tax returns in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. At December 31, 2015 and 2014 the Company's estimate of the potential federal and state interest was $91.0 million and $79.0 million, respectively.
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
At December 31, 2015, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2005 through 2012 tax years are suspended until a decision of the Tax Court becomes final.
As of December 31, 2015, the cumulative unremitted earnings of the Company's foreign subsidiaries are approximately $1.2 million. The Company intends for predominantly all foreign earnings to be indefinitely reinvested in its foreign operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these permanently reinvested earnings. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $51.5 million and $23.0 million as of December 31, 2015 and 2014, respectively.
The Company's foreign subsidiaries have $1.7 million and $10.7 million of net operating loss carryforwards net of valuation allowances as of December 31, 2015 and 2014, respectively. Most of the net operating losses do not expire under local law and the remaining jurisdictions allow for a 7 to 20 year carryforward period.
15. Commitments and Contingencies:
Employment Agreements:
The Company has employment agreements, most of which expire on December 31, 2017, with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. As of December 31, 2015, estimated future compensation under these agreements is approximately $21.9 million. The agreements also contain confidentiality and non-compete provisions. Outside the United States, employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $21.9 million total above.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at December 31, 2015 total approximately $39.2 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at December 31, 2015 is approximately $541.1 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Litigation and Regulatory Matters:
The Company is from time to time subject to routine legal claims, proceedings and regulatory matters, most of which are incidental to the ordinary course of its business. The Company initiates lawsuits against customers and is occasionally countersued by them in such actions. Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against the Company in which they allege that the Company has violated a state or federal law in the process of collecting on an account. From time to time, other types of lawsuits are brought against the Company. Additionally, the Company receives subpoenas and other requests or demands for information from regulators or governmental authorities who are investigating the Company's debt collection activities. The Company evaluates and responds appropriately to such requests.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at December 31, 2015, excluding the potential interest associated with the IRS matter described below, is from $0 to $80 million.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities. The Company has not recorded any potential recoveries under the Company's insurance policies or third-party indemnities, with the exception of the Telephone Consumer Protection Act Litigation matter.
The matters described below fall outside of the normal parameters of the Company's routine legal proceedings.
Telephone Consumer Protection Act Litigation
The Company has been named as defendant in a number of putative class action cases, each alleging that the Company violated the Telephone Consumer Protection Act ("TCPA") by calling consumers' cellular telephones without their prior express consent. On December 21, 2011, the U.S. Judicial Panel on Multi-District Litigation entered an order transferring these matters into one consolidated proceeding in the U.S. District Court for the Southern District of California (the "Court"). On November 14, 2012, the putative class plaintiffs filed their amended consolidated complaint in the matter, now styled as In re Portfolio Recovery Associates, LLC Telephone Consumer Protection Act Litigation, case No. 11-md-02295 (the "MDL action"). Following the ruling of the U.S. Federal Communications Commission on June 10, 2015 on various petitions concerning the TCPA, the Court lifted the stay of these matters that had been in place since May 20, 2014. In January 2016, the parties reached a settlement agreement in principle under which the parties have agreed to seek court approval of class certification and the proposed settlement. The Company has fully accrued for the settlement amount as of December 31, 2015. During the years ended December 31, 2015, 2014 and 2013, the amounts charged to earnings through Outside fees and services expense, related to the accrual for this matter were $8.0 million, $0 and $1.2 million, respectively. The 2015 amount is net of expected insurance proceeds.
Internal Revenue Service Audit
The IRS examined the Company's 2005 through 2012 tax returns and has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its position, and believes cost recovery to be an acceptable tax revenue recognition method for the Company's industry. The Company has received Notices of Deficiency for tax years ended December 31, 2005 through 2012. The proposed deficiencies relate to the cost recovery method of tax accounting for finance receivables. In response to the notices, the Company filed petitions in the Tax Court challenging the deficiency. On July 10, 2015 and July 21, 2015, the IRS filed motions for summary judgment for tax years 2008 through 2012 and 2005 through 2007, respectively. On October 30, 2015, the Tax Court held oral arguments on the IRS motions. On November 12, 2015, the IRS Motions for Summary Judgment were denied. The Tax Court also set this matter

PRA Group, Inc.
Notes to Consolidated Financial Statements

for trial, to begin on September 19, 2016. If the Company is unsuccessful in the Tax Court and any potential appeals to the Federal Court of Appeals, it may ultimately be required to pay the related deferred taxes, and possibly interest and penalties. Deferred tax liabilities related to this item were $251.7 million at December 31, 2015. Any adverse determination on this matter could result in the Company amending state tax returns for prior years, increasing its taxable income in those states. The Company files tax returns in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. The Company's estimate of the potential federal and state interest is $91.0 million as of December 31, 2015, which has not been accrued.
Consumer Financial Protection Bureau Investigation
On September 9, 2015, Portfolio Recovery Associates, LLC, a wholly owned subsidiary of the Company, entered into a Consent Order with the Consumer Financial Protection Bureau (the "CFPB"), settling a previously disclosed investigation of certain debt collection practices of the subsidiary (the "Consent Order").
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
All payments required by the Consent Order were made during 2015 and included in Other operating expenses.
Portfolio Recovery Associates, LLC v. Guadalupe Mejia
On May 11, 2015, an unfavorable jury verdict was delivered against the Company in a matter pending in Jackson County, Missouri. The jury awarded Guadalupe Mejia $251,000 in compensatory damages and $82,009,549 in punitive damages for her counter-claim against the Company, alleging malicious prosecution and impermissible collection practices. The Company believes the verdict and magnitude of the award to be erroneous and appealed the award. Unless overturned or significantly reduced, the award could result in a loss of up to the amount of the jury award.
16. Retirement Plans:
The Company sponsors defined contribution plans both in the United States and Europe. The U.S. plan is organized as a 401(k) plan under which all employees over eighteen years of age are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to Internal Revenue Service limitations, after completing six months of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee's salary. For the defined contribution plans in Europe, the Company pays contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. Total compensation expense related to the Company's contributions was $4.3 million, $2.8 million, and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
17. Subsequent Event:
On February 19, 2016, the Company entered into a second amendment to the Multicurrency Revolving Credit Agreement which provided, among other things, (i) the extension of the final repayment date to February 19, 2021, (ii) an increase to the total commitments from $750 million to $900 million, subject to certain requirements, (iii) the ability to obtain shareholder loans of up to 10% of the Total Commitment (as defined in the Multicurrency Revolving Credit Agreement) under certain circumstances, and (iv) an ERC ratio (as defined in Multicurrency Revolving Credit Agreement) ranging from and an increase in the maximum ERC ratio from 32.2% to 38.7% depending on the mix of portfolios owned, subject to the payment of additional associated fees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment under this framework, management has determined that, its internal control over financial reporting was effective as of December 31, 2015. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which is included herein.
Scope of Management’s Report on Internal Control over Financial Reporting. During the third quarter of 2015, we completed the RCB acquisition. As a result, RCB is excluded from the scope of management’s assessment of internal control over financial reporting. As of December 31, 2015, RCB represents approximately 3.2% of total assets and 0.2% of total revenue reflected in our Consolidated Financial Statements as of and for the year ended December 31, 2015.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PRA Group, Inc.:
We have audited PRA Group, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PRA Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on PRA Group, Inc.'s internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, PRA Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
PRA Group, Inc. acquired 55% of the equity interest of RCB Investimentos S.A. (RCB) during 2015, and management excluded from its assessment of the effectiveness of PRA Group, Inc.’s internal control over financial reporting as of December 31, 2015, RCB’s internal control over financial reporting associated with approximately 3.2% of total assets and 0.2% of total revenues reflected in the consolidated financial statements of PRA Group, Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of PRA Group, Inc. also excluded an evaluation of the internal control over financial reporting of RCB.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PRA Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated income statements, and statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Norfolk, Virginia
February 26, 2016

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the sections labeled "Security Ownership of Management and Directors," "Board of Directors," "Corporate Governance," "Committees of the Board of Directors" and "Report of the Audit Committee" in the Company's definitive Proxy Statement in connection with the Company's 2016 Annual Meeting of Shareholders.
Information for the section labeled "Executive Officers of the Registrant" can be found in the "Business" section beginning on page 6.
Item 11. Executive Compensation.
The information required by Item 11 is incorporated herein by reference to (a) the section labeled "Compensation Discussion and Analysis" in the Company's definitive Proxy Statement in connection with the Company's 2016 Annual Meeting of Shareholders and (b) the section labeled "Compensation Committee Report" in the Company's definitive Proxy Statement in connection with the Company's 2016 Annual Meeting of Shareholders, which section (and the report contained therein) shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of such furnishing in this Item 11.
Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.
The information required by Item 12 is incorporated herein by reference to the section labeled "Security Ownership of Management and Directors" in the Company's definitive Proxy Statement in connection with the Company's 2016 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is incorporated herein by reference to the sections labeled "Policies for Approval of Related Party Transactions" and "Director Independence" in the Company's definitive Proxy Statement in connection with the Company's 2016 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 is incorporated herein by reference to the section labeled "Fees Paid to KPMG LLP" in the Company's definitive Proxy Statement in connection with the Company's 2016 Annual Meeting of Shareholders.

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

10.9
Credit Agreement dated as of December 19, 2012 by and among Portfolio Recovery Associates, Inc., Portfolio Recovery Associates, LLC, PRA Holding I, LLC, PRA Location Services, LLC, PRA Government Services, LLC, PRA Receivables Management, LLC, PRA Holding II, LLC, PRA Holding III, LLC, MuniServices, LLC, PRA Professional Services, LLC, PRA Financial Services, LLC, Bank of America, N.A. as administrative agent, swingline lender, and l/c issuer, Wells Fargo Bank, N.A. and SunTrust Bank as co-syndication agents, KeyBank, National Association, as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and SunTrust Robinson Humphrey, Inc. as joint lead arrangers and joint book managers, and the lenders named therein. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 20, 2012).

10.10	First Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 6, 2013).

10.11	Second Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 20, 2014).

10.12	Third Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 6, 2014).

10.13	Fourth Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 3, 2015).

10.14	Fifth Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 10, 2015).

10.15	Multicurrency Revolving Credit Agreement dated as of October 23, 2014. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 29, 2014).

10.16	First Amendment to Multicurrency Revolving Credit Agreement dated as of October 23, 2014. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 16, 2015).

10.17
Lender Commitment Agreement dated as of August 21, 2013 by and among Portfolio Recovery Associates, Inc., and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on November 8, 2013).

10.18
Lender Joiner Agreement dated as of August 21, 2013, by and among Portfolio Recovery Associates, Inc., Bank of Hampton Roads, Heritage Bank, Union First Market and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed on November 8, 2013).

10.19	2013 Annual Bonus Plan (Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed on April 19, 2013).

10.20	2013 Omnibus Incentive Plan (Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed on April 19, 2013).

10.21
Deed of Novation, Amendment and Restatement, dated May 5, 2014, by and between Geveran Trading Co. Ltd and Portfolio Recovery Associates, Inc., PRA Holding IV, LLC and Tekagel Invest 742 AS (Incorporated by reference to the to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on May 8, 2014).

10.22
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

PRA Group, Inc.
(Registrant)

February 26, 2016	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chairman of the Board of Directors, and Chief Executive Officer
(Principal Executive Officer)

February 26, 2016	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President, Chief Administrative Officer, and Interim Chief Financial Officer
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

February 26, 2016	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chairman of the Board of Directors, and Chief Executive Officer
(Principal Executive Officer)

February 26, 2016	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President, Chief Administrative Officer, and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

February 26, 2016	By:	/s/ Vikram A. Atal
Vikram A. Atal
Director

February 26, 2016	By:	/s/ John H. Fain
John H. Fain
Director

February 26, 2016	By:	/s/ Penelope W. Kyle
Penelope W. Kyle
Director

February 26, 2016	By:	/s/ James A. Nussle
James A. Nussle
Director

February 26, 2016	By:	/s/ Geir Olson
Geir Olson
Director

February 26, 2016	By:	/s/ David N. Roberts
David N. Roberts
Director

February 26, 2016	By:	/s/ Scott M. Tabakin
Scott M. Tabakin
Director

February 26, 2016	By:	/s/ James M. Voss
James M. Voss
Director

February 26, 2016	By:	/s/ Lance L. Weaver
Lance L. Weaver
Director