Form 10-Q
period 2016-03-31
PRA GROUP INC
filed 2016-05-10
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
Commission File Number: 000-50058

PRA Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware		75-3078675
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

120 Corporate Boulevard, Norfolk, Virginia	23502	(888) 772-7326
(Address of principal executive offices)	(Zip Code)	(Registrant's Telephone No., including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑   NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☑   NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☑
The number of shares of the registrant's common stock outstanding as of May 6, 2016 was 46,328,722.

Part I. Financial Information
Item 1. Financial Statements

PRA Group, Inc.
Consolidated Balance Sheets
March 31, 2016 and December 31, 2015
(unaudited)
(Amounts in thousands)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$79,442	$71,372
Investments	71,413	73,799
Finance receivables, net	2,377,077	2,202,113
Other receivables, net	33,555	30,771
Income taxes receivable	—	1,717
Net deferred tax asset	15,571	13,068
Property and equipment, net	47,785	45,394
Goodwill	524,870	495,156
Intangible assets, net	32,154	23,788
Other assets	86,966	33,389
Total assets	$3,268,833	$2,990,567
Liabilities and Equity
Liabilities:
Accounts payable	$2,377	$4,190
Accrued expenses	95,049	95,380
Income taxes payable	28,114	21,236
Net deferred tax liability	269,201	261,498
Interest-bearing deposits	55,349	46,991
Borrowings	1,896,424	1,717,129
Other liabilities	13,577	4,396
Total liabilities	2,360,091	2,150,820
Equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares, 0	—	—
Common stock, par value $0.01, authorized shares, 100,000, issued and outstanding shares, 46,328 at March 31, 2016; 100,000 authorized shares, 46,173 issued and outstanding shares at December 31, 2015	463	462
Additional paid-in capital	64,287	64,622
Retained earnings	996,253	964,270
Accumulated other comprehensive loss	(196,135)	(228,861)
Total stockholders' equity - PRA Group, Inc.	864,868	800,493
Noncontrolling interest	43,874	39,254
Total equity	908,742	839,747
Total liabilities and equity	$3,268,833	$2,990,567
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the three months ended March 31, 2016 and 2015
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Income recognized on finance receivables, net	$206,507	$228,403
Fee income	16,266	13,053
Other revenue	2,109	3,750
Total revenues	224,882	245,206
Operating expenses:
Compensation and employee services	66,765	65,271
Legal collection fees	12,950	13,691
Legal collection costs	17,182	20,854
Agency fees	10,884	8,261
Outside fees and services	15,808	12,797
Communication	9,882	10,418
Rent and occupancy	3,796	3,560
Depreciation and amortization	6,070	4,610
Other operating expenses	10,651	9,578
Total operating expenses	153,988	149,040
Income from operations	70,894	96,166
Other income and (expense):
Interest expense	(19,959)	(14,776)
Foreign exchange gain/(loss)	(1,850)	6,789
Income before income taxes	49,085	88,179
Provision for income taxes	16,232	30,044
Net income	32,853	58,135
Adjustment for net income attributable to noncontrolling interest	870	—
Net income attributable to PRA Group, Inc.	$31,983	$58,135
Net income per common share attributable to PRA Group, Inc.:
Basic	$0.69	$1.19
Diluted	$0.69	$1.19
Weighted average number of shares outstanding:
Basic	46,243	48,724
Diluted	46,372	49,052
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended March 31, 2016 and 2015
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$32,853	$58,135
Other comprehensive (loss)/income:
Change in foreign currency translation	36,694	(62,699)
Total other comprehensive income/(loss)	69,547	(4,564)
Comprehensive income attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	870	—
Change in foreign currency translation	3,968	—
Comprehensive income attributable to noncontrolling interest	4,838	—
Comprehensive income/(loss) attributable to PRA Group, Inc.	$64,709	$(4,564)
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statement of Changes in Equity
For the three months ended March 31, 2016
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2015	46,173	$462	$64,622	$964,270	$(228,861)	$39,254	$839,747
Components of comprehensive income:
Net income	—	—	—	31,983	—	870	32,853
Foreign currency translation adjustment	—	—	—	—	32,726	3,968	36,694
Distributions paid to noncontrolling interest	—	—	—	—	—	(218)	(218)
Vesting of nonvested shares	155	1	(1)	—	—	—	—
Amortization of share-based compensation	—	—	3,437	—	—	—	3,437
Tax deficiency from share-based compensation	—	—	(1,339)	—	—	—	(1,339)
Employee stock relinquished for payment of taxes	—	—	(2,432)	—	—	—	(2,432)
Balance at March 31, 2016	46,328	$463	$64,287	$996,253	$(196,135)	$43,874	$908,742
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2016 and 2015
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$32,853	$58,135
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	3,437	3,636
Depreciation and amortization	6,070	4,610
Amortization of debt discount and issuance costs	2,746	1,048
Deferred tax expense	4,815	7,617
Net foreign currency transaction loss/(gain)	305	(6,789)
Changes in operating assets and liabilities:
Other assets	(42,818)	4,201
Other receivables, net	(2,304)	(3,876)
Accounts payable	(1,773)	5,290
Income taxes payable, net	6,412	11,100
Accrued expenses	(6,806)	(21,752)
Other liabilities	9,161	763
Net cash provided by operating activities	12,098	63,983
Cash flows from investing activities:
Purchases of property and equipment	(6,383)	(3,212)
Acquisition of finance receivables, net of buybacks	(321,594)	(183,828)
Collections applied to principal on finance receivables	177,826	171,344
Business acquisitions, net of cash acquired	(25,018)	—
Purchase of investments	—	(42,705)
Proceeds from sales and maturities of investments	5,568	41,189
Net cash used in investing activities	(169,601)	(17,212)
Cash flows from financing activities:
Tax (deficiency)/benefit from share-based compensation	(1,339)	4,127
Proceeds from lines of credit	378,706	140,976
Principal payments on lines of credit	(223,117)	(94,044)
Repurchases of common stock	—	(77,802)
Distributions paid to noncontrolling interest	(218)	—
Principal payments on long-term debt	(5,000)	(33,750)
Payments of debt issuance costs	(8,477)	—
Net increase in interest-bearing deposits	6,238	7,539
Net cash provided by/(used in) financing activities	146,793	(52,954)
Effect of exchange rate on cash	18,780	7,064
Net increase in cash and cash equivalents	8,070	881
Cash and cash equivalents, beginning of period	71,372	39,661
Cash and cash equivalents, end of period	$79,442	$40,542
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,873	$14,376
Cash paid for income taxes	6,196	7,082
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

1. Organization and Business:
Throughout this report, the terms "PRA Group," "our," "we," "us," the "Company," or similar terms refer to PRA Group, Inc. and its subsidiaries.
PRA Group, Inc., a Delaware corporation, along with its subsidiaries, is a financial and business service company operating in the Americas and Europe. The Company's primary business is the purchase, collection and management of portfolios of nonperforming loans. The Company also services receivables on behalf of clients, provides business tax revenue administration, audit, discovery and recovery services for state and local governments in the United States, and provides class action claims settlement recovery services and related payment processing to corporate clients.
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
The following table shows the amount of revenue generated for the three months ended March 31, 2016 and 2015 and long-lived assets held at March 31, 2016 and 2015 for the United States, the Company's country of domicile, and outside of the United States (amounts in thousands):

	As Of And For The		As Of And For The
	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$170,507	$37,316	$184,671	$37,141
Outside the United States	54,375	10,469	60,535	9,714
Total	$224,882	$47,785	$245,206	$46,855
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment. The Company reports revenues earned from its debt purchasing and collection activities and its fee-based services. It is impracticable for the Company to report further breakdowns of revenues from external customers by product or service.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated balance sheet as of March 31, 2016, its consolidated income statements and statements of comprehensive income for the three months ended March 31, 2016 and 2015, its consolidated statement of changes in stockholders' equity for the three months ended March 31, 2016, and its consolidated statements of cash flows for the three months ended March 31, 2016 and 2015. The consolidated income statements of the Company for the three months ended March 31, 2016 may not be indicative of future results. Certain prior period amounts have been reclassified for consistency with the current period presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2015 Annual Report on Form 10-K, filed on February 26, 2016.

PRA Group, Inc.
Notes to Consolidated Financial Statements

2. Finance Receivables, net:
Changes in finance receivables, net for the three months ended March 31, 2016 and 2015 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of year	$2,202,113	$2,001,790
Acquisitions of finance receivables (1)	336,379	183,828
Foreign currency translation adjustment	16,411	(59,502)
Cash collections	(384,333)	(399,747)
Income recognized on finance receivables, net	206,507	228,403
Cash collections applied to principal and net allowance charges/(reversals)	(177,826)	(171,344)
Balance at end of year	$2,377,077	$1,954,772

(1)	Acquisitions of finance receivables are net of buybacks and include certain capitalized acquisition related costs.
At the time of acquisition, each pool is estimated based on projected amounts and timing of future cash collections using the proprietary models of the Company.
Based upon current projections, cash collections applied to principal on finance receivables as of March 31, 2016 are estimated to be as follows for the twelve months in the periods ending March 31, (amounts in thousands):

2017	$626,013
2018	524,122
2019	416,351
2020	320,164
2021	196,566
2022	131,793
2023	72,504
2024	41,693
2025	18,992
2026	14,221
Thereafter	14,658
Total	$2,377,077
At March 31, 2016, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $122.7 million; at December 31, 2015, the amount was $21.0 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Changes in accretable yield for the three months ended March 31, 2016 and 2015 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of year	$2,727,204	$2,513,185
Income recognized on finance receivables, net	(206,507)	(228,403)
Additions	260,249	172,382
Reclassifications (to)/from nonaccretable difference	(1,035)	119,252
Foreign currency translation adjustment	99,839	(72,260)
Balance at end of year	$2,879,750	$2,504,156
The following is a summary of activity within the Company's valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$114,861	$86,166
Allowance charges	10,018	2,685
Reversal of previous recorded allowance charges	(120)	(1,055)
Net allowance charges	9,898	1,630
Foreign currency translation adjustment	(171)	—
Ending balance	$124,588	$87,796
3. Investments:
Investments consist of the following at March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016	December 31, 2015
Available-for-sale
Securitized assets	$4,686	$4,649
Government bonds and fixed income funds	637	3,405
Held-to-maturity
Securitized assets	50,566	50,247
Other investments
Private equity funds	15,524	15,498
Total investments	$71,413	$73,799
Available-for-Sale
Investments in securitized assets: The Company holds a majority interest in a closed-end Polish investment fund. The fund was formed in December 2014 to acquire portfolios of nonperforming consumer loans in Poland. The Company's investment consists of a 100% interest in the Series B certificates and a 20% interest in the Series C certificates. Each certificate comes with one vote and is governed by a co-investment agreement. Series C certificates, which share equally in the residual profit of the fund, are accounted for as debt securities classified as available-for-sale and are stated at fair value. Income is recognized using the effective yield method. There was no revenue recorded during the three months ended March 31, 2016 and 2015 from this investment.
Held-to-Maturity
Investments in securitized assets: The Company holds a majority interest in a closed-end Polish investment fund. The certificates, which provide a preferred return based on the expected net income of the portfolios, are accounted for as a beneficial interest in securitized financial assets and stated at amortized cost. The Company has determined it has the ability and intent to hold these certificates until maturity, which occurs when the fund terminates or liquidates its assets. The preferred return is not a guaranteed return. Income is recognized under FASB ASC Topic 325-40, "Beneficial Interest in Securitized Financial Assets" ("ASC 325-40"). Income is recognized using the effective yield method. The Company adjusts the yield for changes in

PRA Group, Inc.
Notes to Consolidated Financial Statements

estimated cash flows prospectively through earnings. If the fair value of the investment falls below its carrying amount and the decline is deemed to be other than temporary, the investment is written down, with a corresponding charge to earnings. The underlying securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments. Accordingly, it is difficult to accurately predict the final maturity date of these investments. Revenues recognized on these investments were $1.6 million and $1.2 million during the three months ended March 31, 2016 and 2015, respectively, and are recorded in the Other Revenue line item in the income statement.
Other Investments
Investments in private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 3% interest and are carried at cost. Distributions received from the partnerships are included in other revenue. Distributions received in excess of the Company's proportionate share of accumulated earnings are applied as a reduction of the cost of the investment. Distributions received from investments carried at cost were $0.2 million and $2.1 million during the three months ended March 31, 2016 and 2015, respectively.
The amortized cost and estimated fair value of available-for sale and held-to-maturity investments at March 31, 2016 and December 31, 2015 were as follows (amounts in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Securitized assets	$5,823	$—	$1,137	$4,686
Government bonds and fixed income funds	637	—	—	637
Held-to-maturity
Securitized assets	50,566	5,343	—	55,909

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Securitized assets	$5,855	$—	$1,206	$4,649
Government bonds and fixed income funds	3,405	—	—	3,405
Held-to-maturity
Securitized assets	50,247	5,366	—	55,613
4. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	March 31, 2016	December 31, 2015
Domestic and Canadian revolving credit	$543,998	$541,799
Term loan	165,000	170,000
Note payable	169,938	169,938
Multicurrency revolving credit	758,293	576,433
Convertible senior notes	287,500	287,500
Less: Debt discount and issuance costs	(28,305)	(28,541)
Total	$1,896,424	$1,717,129
Domestic and Canadian Revolving Credit and Term Loan
On December 19, 2012, the Company entered into a credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (such agreement as later amended or modified, the "Credit Agreement"). On March 24, 2016, the Company entered into a Loan Modification Agreement and Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement which (a) extended the maturity date of loans and commitments under the Credit Agreement in an aggregate principal

PRA Group, Inc.
Notes to Consolidated Financial Statements

amount of approximately $745.9 million, including a $23.0 million net increase in the commitments of the extending lenders, to the earlier of December 21, 2020 (the "Notes") or 91 days prior to the maturity of the Company’s 3.00% Convertible Senior Notes due August 1, 2020, (b) modified the accordion feature under the Credit Agreement to allow the Company to request from new and existing lenders up to an additional $125.0 million in loans and commitments under the Credit Agreement, (c) increased the credit given in the domestic borrowing base for estimated remaining collections of eligible asset pools, (d) increased the baskets available for permitted investments, equity repurchases and redemptions of the Company’s convertible notes, and (e) increased the maximum total leverage ratio of the Company and its subsidiaries to 2.25 to 1.0.
The total credit facility under the Credit Agreement includes an aggregate principal amount of $963.0 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $165.0 million term loan, (ii) a $748.0 million domestic revolving credit facility, and (iii) a $50 million Canadian revolving credit facility. The Company's domestic revolving credit facility includes an optional increase in commitments for a $20 million swingline loan sublimit and a $125.0 million accordion feature, and also provides for up to $20 million of letters of credit that would reduce amounts available for borrowing. The facility matures on the earlier of December 21, 2020 or 91 days prior to the maturity of the Notes. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (b) Bank of America's prime rate, and (c) the Eurodollar rate plus 1.00%. As of March 31, 2016, after taking into account borrowing base restrictions, the Company could have borrowed up to $219.0 million on the domestic revolving credit facility and up to $1.9 million on the Canadian revolving credit facility.
The Credit Agreement is secured by a first priority lien on substantially all of the Company's assets. The Credit Agreement, as amended and modified, contains restrictive covenants and events of default including the following:

•	borrowings may not exceed 35% of the ERC of all eligible asset pools plus 75% of eligible accounts receivable;

•	the consolidated leverage ratio (as defined in the Credit Agreement) cannot exceed 2.25 to 1.0 as of the end of any fiscal quarter;

•	consolidated capital expenditures during any fiscal year cannot exceed $40 million;

•	cash dividends and distributions during any fiscal year cannot exceed $20 million;

•	stock repurchases during any fiscal year cannot exceed $100 million plus 50% of the prior year's net income;

•	permitted acquisitions (as defined in the Credit Agreement) during any fiscal year cannot exceed $250 million;

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
The Company's borrowings on this credit facility at March 31, 2016 consisted of $165.0 million outstanding on the term loan with an annual interest rate as of March 31, 2016 of 2.93% and $544.0 million outstanding on the revolving facilities with a weighted average interest rate of 2.98%. At December 31, 2015, the Company's borrowings on this credit facility consisted of $170.0 million outstanding on the term loan with an annual interest rate as of December 31, 2015 of 2.92% and $541.8 million outstanding on the revolving facility with a weighted average interest rate of 2.89%.
Note Payable
In conjunction with the closing of the Aktiv Kapital AS ("Aktiv") business acquisition on July 16, 2014, the Company entered into a $169.9 million promissory note with an affiliate of the seller. On December 30, 2015, the Company exercised its option to extend the maturity date of the promissory note to July 19, 2016. The promissory note bears interest at the three-month London Interbank Offered Rate ("LIBOR") plus 3.75%. The quarterly interest due can be paid or added into the promissory note balance at the Company's option. At March 31, 2016, the balance due on the note was $169.9 million with an annual interest rate of 4.38%.
Multicurrency Revolving Credit Facility
On October 23, 2014, the Company entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (such agreement as later amended or modified, "the Multicurrency Revolving Credit Agreement").  On February 19, 2016, the Company entered into a Second Amendment to the Multicurrency Revolving Credit Agreement which provided for, (i) the extension of the final repayment date to February 19, 2021, (ii) an increase to the total commitments from $750 million to

PRA Group, Inc.
Notes to Consolidated Financial Statements

$900 million, subject to certain requirements, and (iii) an ERC ratio (as defined in Multicurrency Revolving Credit Agreement) ranging from 32.2% to 38.7% depending on the mix of portfolios owned, subject to the payment of additional associated fees.
Under the terms of the Multicurrency Revolving Credit Agreement, the credit facility includes an aggregate amount of $900 million, of which $168.8 million is available to be drawn (subject to the borrowing base), accrues interest at the Interbank Offered Rate ("IBOR") plus 2.50-3.30% (as determined by the ERC Ratio as defined in the Multicurrency Revolving Credit Agreement), bears an unused line fee of 35% of the margin, currently 1.05% per annum, payable monthly in arrears, and matures on February 19, 2021. The Multicurrency Revolving Credit Agreement also includes an Overdraft Facility aggregate amount of $40 million, of which $12.9 million is available to be drawn (subject to the borrowing base), accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per annum, payable quarterly in arrears, and also matures February 19, 2021.
The Multicurrency Revolving Credit Agreement is secured by i) the shares of most of the Company's European subsidiaries and ii) all intercompany loan receivables in Europe. The Multicurrency Revolving Credit Agreement also contains restrictive covenants and events of default including the following:

•
the ERC Ratio (as defined in the Multicurrency Revolving Credit Agreement) in Europe can range from 32.2% to 38.7% depending on the mix of portfolios owned, subject to the payment of additional associated fees;

•	the GIBD Ratio (as defined in the Multicurrency Revolving Credit Agreement) in Europe cannot exceed 3.0 to 1.0 as of the end of any fiscal quarter;

•	interest bearing deposits in AK Nordic AB cannot exceed SEK 500,000,000;

•	cash collections must exceed 95% of Europe's ERC for the same set of portfolios, measured monthly on a quarterly basis.
At March 31, 2016, the balance on the Multicurrency Revolving Credit Agreement was $758.3 million, with a weighted average annual interest rate of 3.86%. At December 31, 2015, the balance on the Multicurrency Revolving Credit Agreement was $576.4 million, with a weighted average annual interest rate of 3.64%.
Convertible Senior Notes
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of the Notes. The Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "Indenture") between the Company and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are senior unsecured obligations of the Company and mature on August 1, 2020. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year. Prior to February 1, 2020, the Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the Notes will be convertible at any time. Upon conversion, the Notes may be settled, at the Company's option, in cash, shares of the Company's common stock, or any combination thereof. Holders of the Notes have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may, under certain circumstances, be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. The conversion rate for the Notes is initially 15.2172 shares per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $65.72 per share of the Company's common stock, and is subject to adjustment in certain circumstances pursuant to the Indenture. The Company does not have the right to redeem the Notes prior to maturity. As of March 31, 2016, none of the conditions allowing holders of the Notes to convert their Notes had occurred.
As noted above, upon conversion, holders of the Notes will receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. However, the Company's current intent is to settle conversions through combination settlement (i.e., the Notes would be converted into cash up to the aggregate principal amount, and shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election, would be used to settle the remainder). As a result, and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

FASB ASC 470-20, "Debt with Conversion and Other Options" ("ASC 470-20"), requires that, for convertible debt instruments that may be settled fully or partially in cash upon conversion, issuers must separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively.
The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	March 31, 2016	December 31, 2015
Liability component - principal amount	$287,500	$287,500
Unamortized debt discount	(21,302)	(22,402)
Liability component - net carrying amount	$266,198	$265,098
Equity component	$31,306	$31,306
The debt discount is being amortized into interest expense over the remaining life of the Notes using the effective interest rate, which is 4.92%.
Interest expense related to the Notes was as follows for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Interest expense - stated coupon rate	$2,156	$2,156
Interest expense - amortization of debt discount	1,100	1,048
Total interest expense - convertible senior notes	$3,256	$3,204
The Company believes it was in compliance with all covenants under its financing arrangements as of March 31, 2016 and December 31, 2015.
The following principal payments are due on the Company's borrowings as of March 31, 2016 for the twelve month periods ending March 31, (amounts in thousands):

2017	$194,938
2018	176,901
2019	10,000
2020	10,000
2021	1,532,890
Total	$1,924,729
5. Property and Equipment, net:
Property and equipment, at cost, consisted of the following as of the dates indicated (amounts in thousands):

	March 31, 2016	December 31, 2015
Software	$65,211	$62,198
Computer equipment	21,994	21,109
Furniture and fixtures	14,896	11,888
Equipment	13,242	12,874
Leasehold improvements	14,884	15,112
Building and improvements	7,251	7,235
Land	1,296	1,296
Accumulated depreciation and amortization	(90,989)	(86,318)
Property and equipment, net	$47,785	$45,394

PRA Group, Inc.
Notes to Consolidated Financial Statements

Depreciation and amortization expense relating to property and equipment for the three months ended March 31, 2016 and 2015, was $4.3 million and $3.8 million, respectively.
6. Goodwill and Intangible Assets, net:
In connection with the Company's business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets resulting from these acquisitions include client and customer relationships, non-compete agreements, trademarks and technology. Pursuant to ASC 350, the Company performs an annual review of goodwill on October 1 or more frequently if indicators of impairment exist. The Company performed an annual review of goodwill as of October 1, 2015, and concluded that no goodwill impairment was necessary.
At March 31, 2016 and 2015, the carrying value of goodwill was $524.9 million and $496.7 million, respectively. The goodwill acquired during the three months ended March 31, 2016 is deductible for U.S. income tax purposes. The following table represents the changes in goodwill for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period:
Goodwill	$501,553	$533,842
Accumulated impairment loss	(6,397)	(6,397)
	495,156	527,445
Changes:
Acquisitions (1)	4,742	—
Foreign currency translation adjustment	24,972	(30,792)
Net change in goodwill	29,714	(30,792)

Goodwill	531,267	503,050
Accumulated impairment loss	(6,397)	(6,397)
Balance at end of period:	$524,870	$496,653
(1) The $4.7 million addition to goodwill during the three months ended March 31, 2016, is mainly attributable to the acquisition of Recovery Management Systems Corporation ("RMSC") in addition to a purchase price adjustment from a previous acquisition.
7. Share-Based Compensation:
The Company has an Omnibus Incentive Plan (the "Plan") to assist the Company in attracting and retaining selected individuals to serve as employees and directors, who are expected to contribute to the Company's success and to achieve long-term objectives that will benefit stockholders of the Company. The Plan enables the Company to award shares of the Company's common stock to select employees and directors, as described in the Plan, not to exceed 5.4 million shares, as authorized by the Plan.
Total share-based compensation expense was $3.4 million and $3.6 million for the three months ended March 31, 2016 and 2015, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense (windfall tax benefits) recognized under the provisions of FASB ASC Topic 718 "Compensation-Stock Compensation" ("ASC 718") are credited to additional paid-in capital in the Company's Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $2.4 million and $7.5 million for the three months ended March 31, 2016 and 2015, respectively.
Nonvested Shares
As of March 31, 2016, total future compensation costs related to nonvested share awards (not including nonvested shares granted under the Long-Term Incentive ("LTI") Program) is estimated to be $11.2 million with a weighted average remaining life for all nonvested shares of 2.0 years (not including nonvested shares granted under the LTI program). With the exception of the awards made pursuant to the LTI program and a few employee and director grants, the nonvested shares vest ratably over three to five years and are expensed over their vesting period.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following summarizes all nonvested share transactions, excluding those related to the LTI program, from December 31, 2014 through March 31, 2016 (share amounts in thousands):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2014	339	$47.34
Granted	100	53.29
Vested	(151)	42.15
Canceled	(4)	47.49
December 31, 2015	284	52.20
Granted	148	29.01
Vested	(78)	44.31
Canceled	(27)	57.96
March 31, 2016	327	$43.08
The total grant date fair value of shares vested during the three months ended March 31, 2016 and 2015 was $3.4 million and $2.8 million, respectively.
Long-Term Incentive Program
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company.
The following summarizes all LTI program share transactions from December 31, 2014 through March 31, 2016 (share amounts in thousands):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2014	488	$30.52
Granted at target level	132	52.47
Adjustments for actual performance	122	34.59
Vested	(252)	20.21
Canceled	(7)	40.05
December 31, 2015	483	42.80
Granted at target level	240	28.98
Adjustments for actual performance	(67)	34.59
Vested	(177)	34.59
Canceled	(14)	55.07
March 31, 2016	465	$39.59
The total grant date fair value of shares vested during the three months ended March 31, 2016 and 2015 was $6.1 million and $5.1 million, respectively.
At March 31, 2016, total future compensation expenses, assuming the current estimated performance levels are achieved, related to nonvested share awards granted under the LTI program are estimated to be approximately $13.3 million. The Company assumed a 7.5% forfeiture rate for these grants and the remaining shares have a weighted average life of 1.8 years at March 31, 2016.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

The Internal Revenue Service ("IRS") examined the Company's 2005 through 2012 tax returns and has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its position, and believes cost recovery to be an acceptable tax revenue recognition method for the Company's industry. The Company has received Notices of Deficiency for tax years ended December 31, 2005 through 2012. The proposed deficiencies relate to the cost recovery method of tax accounting. In response to the notices, the Company filed petitions in the U.S. Tax Court (the "Tax Court") challenging the deficiencies. On July 10, 2015 and July 21, 2015, the IRS filed Motions for Summary Judgment for tax years 2008 through 2012 and 2005 through 2007, respectively. On November 12, 2015 the Tax Court denied the IRS's Motions for Summary Judgment and set this matter for trial to begin on September 19, 2016.
If the Company is unsuccessful in the Tax Court and any potential appeals, it may be required to pay the related deferred taxes, and possibly interest and penalties. At March 31, 2016 and December 31, 2015, deferred tax liabilities related to this matter were $252.3 million and $251.7 million, respectively. Any adverse determination on this matter could result in the Company amending state tax returns for prior years, increasing its taxable income in those states. The Company files tax returns in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. At March 31, 2016 and December 31, 2015, the Company's estimate of the potential federal and state interest was $95.2 million and $91.0 million, respectively.
ASC 740 requires the recognition of interest if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. The Company believes it has sufficient support for the technical merits of its position and that it is more likely than not this position will be sustained. Accordingly, the Company has not accrued for interest or penalties.
At March 31, 2016, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2005 through 2012 tax years are suspended until a decision of the Tax Court becomes final.
The Company intends for predominantly all foreign earnings to be permanently reinvested in its foreign operations. If foreign earnings were repatriated, the Company would need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $56.9 million and $51.5 million as of March 31, 2016 and December 31, 2015, respectively.
9. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72, which did not occur during the period from which the Notes were issued on August 13, 2013 through March 31, 2016. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be realized upon assumed exercise.
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the three months ended March 31, 2016 and 2015 (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2016			2015
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$31,983	46,243	$0.69	$58,135	48,724	$1.19
Dilutive effect of nonvested share awards		129	—		328	—
Diluted EPS	$31,983	46,372	$0.69	$58,135	49,052	$1.19
There were no antidilutive options outstanding for the three months ended March 31, 2016 and 2015.

PRA Group, Inc.
Notes to Consolidated Financial Statements

10. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements, most of which expire on December 31, 2017, with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as bonuses that are based on the attainment of specific management goals. At March 31, 2016, estimated future compensation under these agreements is approximately $16.5 million. The agreements also contain confidentiality and non-compete provisions. Outside the United States, employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $16.5 million total above.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at March 31, 2016 total approximately $59.2 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at March 31, 2016 is approximately $477.3 million.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at March 31, 2016, excluding the potential interest associated with the IRS matter described below, is from $0 to $82 million.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party

PRA Group, Inc.
Notes to Consolidated Financial Statements

indemnities. The Company has not recorded any potential recoveries under the Company's insurance policies or third-party indemnities, with the exception of the Telephone Consumer Protection Act Litigation matter.
The matters described below fall outside of the normal parameters of the Company's routine legal proceedings.
Telephone Consumer Protection Act Litigation
The Company has been named as defendant in a number of putative class action cases, each alleging that the Company violated the Telephone Consumer Protection Act ("TCPA") by calling consumers' cellular telephones without their prior express consent. On December 21, 2011, the U.S. Judicial Panel on Multi-District Litigation entered an order transferring these matters into one consolidated proceeding in the U.S. District Court for the Southern District of California (the "Court"). On November 14, 2012, the putative class plaintiffs filed their amended consolidated complaint in the matter, now styled as In re Portfolio Recovery Associates, LLC Telephone Consumer Protection Act Litigation, case No. 11-md-02295 (the "MDL action"). Following the ruling of the U.S. Federal Communications Commission on June 10, 2015 on various petitions concerning the TCPA, the Court lifted the stay of these matters that had been in place since May 20, 2014. In January 2016, the parties reached a settlement agreement in principle under which the parties have agreed to seek court approval of class certification and the proposed settlement. In April 2016, the parties sought preliminary Court approval of a settlement agreement, whereby the Company would pay $18 million to resolve the MDL action.  The Company had fully accrued for the settlement amount as of December 31, 2015.
Internal Revenue Service Audit
The IRS examined the Company's 2005 through 2012 tax returns and has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its position, and believes cost recovery to be an acceptable tax revenue recognition method for the Company's industry. The Company has received Notices of Deficiency for tax years ended December 31, 2005 through 2012. The proposed deficiencies relate to the cost recovery method of tax accounting for finance receivables. In response to the notices, the Company filed petitions in the Tax Court challenging the deficiencies. On July 10, 2015 and July 21, 2015, the IRS filed Motions for Summary Judgment for tax years 2008 through 2012 and 2005 through 2007, respectively. On November 12, 2015, the Tax Court denied the IRS's Motions for Summary Judgment and set this matter for trial to begin on September 19, 2016. If the Company is unsuccessful in the Tax Court and any potential appeals, it may ultimately be required to pay the related deferred taxes, and possibly interest and penalties. Deferred tax liabilities related to this matter were $252.3 million at March 31, 2016. Any adverse determination on this matter could result in the Company amending state tax returns for prior years, increasing its taxable income in those states. The Company files tax returns in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. The Company's estimate of the potential federal and state interest is $95.2 million as of March 31, 2016, which has not been accrued.
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
11. Fair Value:
As defined by FASB ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

techniques as well as instruments for which the determination of fair value requires significant management judgment or estimation.
The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.
Financial Instruments Not Required To Be Carried at Fair Value
In accordance with the disclosure requirements of FASB ASC Topic 825, "Financial Instruments" ("ASC 825"), the table below summarizes fair value estimates for the Company's financial instruments not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.
The carrying amounts of the financial instruments in the following table are recorded in the consolidated balance sheets at March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$79,442	$79,442	$71,372	$71,372
Held-to-maturity investments	50,566	55,909	50,247	55,613
Other investments	15,524	16,420	15,498	16,803
Finance receivables, net	2,377,077	2,807,600	2,202,113	2,704,432
Financial liabilities:
Interest-bearing deposits	55,349	55,349	46,991	46,991
Revolving lines of credit	1,302,291	1,302,291	1,118,232	1,118,232
Term loans	165,000	165,000	170,000	170,000
Notes and loans payable	169,938	169,938	169,938	169,938
Convertible senior notes	266,198	228,701	265,098	241,126
Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The carrying amount and estimates of the fair value of the Company's debt obligations outlined above do not include any related debt issuance costs associated with the debt obligations. The Company uses the following methods and assumptions to estimate the fair value of the financial instruments in the above table:
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
Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at March 31, 2016 and December 31, 2015 (amounts in thousands):

	Fair Value Measurements as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments	$637	$—	$4,686	$5,323
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	3,309	—	3,309

	Fair Value Measurements as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments	$3,405	$—	$4,649	$8,054
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	1,601	—	1,601
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
12. Recent Accounting Pronouncements:
In May 2014, FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and can be

PRA Group, Inc.
Notes to Consolidated Financial Statements

adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company is evaluating its implementation approach and the potential impacts of the new standard on its existing revenue recognition policies and procedures.
In June 2014, FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2014-12 in the first quarter of 2016 which had no material impact on the Company's Consolidated Financial Statements.
In February 2015, FASB issued ASU 2015-02, "Consolidation (Topic 810), Amendments to the Consolidation Analysis" ("ASU 2015-02"). The amendments under the new guidance modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity also may apply the amendments retrospectively. The Company adopted ASU 2015-02 in the first quarter of 2016 which had no material impact on the Company's Consolidated Financial Statements.
In April 2015, FASB issued ASU 2015-03, "Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis. The Company retrospectively adopted ASU 2015-03 in the first quarter of 2016. Upon adoption, the Company reclassified its debt issuance costs from "Other assets" to "Borrowings" in its Consolidated Balance Sheets which did not have a material impact on the Company's Consolidated Financial Statements.
In April 2015, FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"). ASU 2015-05 provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity can elect to adopt the new guidance either prospectively for all arrangements entered into or materially modified after the effective date, or on a retrospective basis. The Company prospectively adopted ASU 2015-05 in the first quarter of 2016 which had no material impact on the Company's Consolidated Financial Statements.
In February 2016, FASB issued ASU 2016-02, "Leases (Topic 842) Section A-Leases: Amendments to the FASB Account Standards Codification" ("ASU 2016-02"). The amendments under the new guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. It is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.
In March 2016, FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The amendments under the new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

13. Subsequent Event:
On April 26, 2016, the Company successfully completed its public tender offer to purchase shares of DTP S.A., a Poland-based debt collection company (“DTP”). As of April 26, 2016, 99.73% of the outstanding shares in DTP had been tendered at PLN 4.90 per share (approximately US $1.26 per share), for an aggregate purchase price of PLN 174.5 million (approximately US $45.0 million). The Company has received all approvals and has filed all notices required for the completion of the tender offer. The Company intends to purchase all the remaining shares of DTP through Polish regulatory procedures and will then initiate the process to withdraw DTP's shares from public trading and delist the company from the Warsaw Stock Exchange.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements:
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

•	our ability to obtain adequate insurance coverage at reasonable prices;

•	our ability to manage risks associated with our international operations;

•	changes in tax laws regarding earnings of our subsidiaries located outside of the United States ("U.S.");

•	the possibility that we could incur goodwill or other intangible asset impairment charges;

•	our ability to retain members of our senior management team;

•	the possibility that our U.S. work force could become unionized in the future, which could adversely affect the stability of our production and increase our costs;

•	the imposition of additional taxes on us;

•	the possibility that we could incur significant allowance charges on our finance receivables;

•	our loss contingency accruals may not be adequate to cover actual losses;

•	the possibility that class action suits and other litigation could divert our management's attention and increase our expenses;

•	adverse outcomes in pending litigation;

•	the possibility that we could incur business to technology disruptions or cyber incidents;

•	the degree, nature, and resources of our competition;

•	the possibility that new business acquisitions prove unsuccessful or strain or divert our resources;

•	the potential effects of threatened or actual terrorism and war;

•	our ability to compete in markets where we do business;

•	our ability to manage growth successfully or to successfully integrate our growth strategy;

•	the possibility that we or our industry could experience negative publicity or reputational attacks;

•	the possibility that a sudden collapse of one of the financial institutions in which we are depositors could negatively affect our financial results;

•	our ability to collect and enforce our finance receivables may be limited under federal, state, and foreign laws;

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
You should assume that the information appearing in this Quarterly Report on Form 10-Q (this "Quarterly Report") is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.
For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," the "Risk Factors" contained in Part II, Item 1A of this Quarterly Report, as well as the discussion of "Business" and "Risk Factors" described in Part I, Item I and Item 1A of our 2015 Annual Report on Form 10-K, filed on February 26, 2016.
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
All references in this Quarterly Report to the "PRA Group," "our," "we," "us," the "Company" or similar terms are to PRA Group, Inc. and its subsidiaries.
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
We are headquartered in Norfolk, Virginia, and as of March 31, 2016 employ 3,748 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA."
Our industry is highly regulated under various laws. In the United States they include the Fair Debt Collection Practices Act, Fair Credit Reporting Act, Dodd-Frank Act, Telephone Consumer Protection Act and its prohibition against unfair, deceptive and abusive acts and practices and other federal and state laws. Likewise, our business is regulated by various laws in the European countries and Canadian territories in which we operate. Any finding or adjudication that we have failed to comply with applicable laws or regulations could subject the Company to penalties, litigation losses and expenses, damage to our reputation, or the suspension or termination of or required modification to our ability to conduct collections, which would adversely affect our financial results and condition. Specifically in the U.S., the CFPB continues to look into practices regarding the collection of consumer debt and is expected to adopt additional rules that will affect our industry.
Earnings Summary
During the three months ended March 31, 2016, net income attributable to PRA Group, Inc. was $32.0 million, or $0.69 per diluted share, compared with $58.1 million, or $1.19 per diluted share, in the three months ended March 31, 2015. Total revenues decreased 8.3% to $224.9 million in the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Revenues in the three months ended March 31, 2016 consisted of $206.5 million in income recognized on finance receivables, net, $16.3 million in fee income and $2.1 million in other revenue. Income recognized on finance receivables, net, in the three months ended March 31, 2016 decreased $21.9 million, or 9.6%, over the three months ended March 31, 2015, primarily as a result of an $8.3 million increase in net allowance charges and a $15.4 million decrease in cash collections. During the three months ended March 31, 2016, we incurred $9.9 million in net allowance charges, compared with $1.6 million in the three months ended March 31, 2015. Our finance receivables amortization rate, including net allowance charges/reversals, was 46.3% for the three months ended March 31, 2016 compared to 42.9% for the three months ended March 31, 2015. Our finance receivables amortization rate, excluding net allowance charges/reversals, was 43.7% for the three months ended March 31, 2016 compared to 42.5% for the three months ended March 31, 2015. Cash collections, which drive our finance receivable income, were $384.3 million in the three months ended March 31, 2016, down 3.9%, or $15.4 million, as compared to the three months ended March 31, 2015.
Fee income increased to $16.3 million during the three months ended March 31, 2016 from $13.1 million in the three months ended March 31, 2015, primarily due to an increase in fee income by PRA Location Services, LLC ("PLS") and the fee income generated by our newly acquired Insolvency business, RMSC, which we acquired in the first quarter of 2016. This was offset by a decrease in fee income from PRA Europe which is due primarily to a decline in the amount of contingent fee work provided to us by debt owners.

A summary of the sources of our revenue during the three months ended March 31, 2016 and 2015 is presented below (amounts in thousands):

	For the Three Months Ended March 31,
	2016	2015
Cash collections	$384,333	$399,747
Amortization of investment	(167,928)	(169,714)
Net allowance charges	(9,898)	(1,630)
Income recognized on finance receivables, net	206,507	228,403
Fee income	16,266	13,053
Other revenue	2,109	3,750
Total revenues	$224,882	$245,206
Operating expenses were $154.0 million for the three months ended March 31, 2016, an increase of $5.0 million or 3.4%, as compared to the three months ended March 31, 2015.
During the three months ended March 31, 2016 and 2015, we acquired finance receivables portfolios at an approximate cost of $336.8 million and $185.0 million, respectively. In any period, we acquire nonperforming loans that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions during any quarter; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period's buying.

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Income recognized on finance receivables, net	91.8%	93.2%
Fee income	7.2%	5.3%
Other revenue	1.0%	1.5%
Total revenues	100.0%	100.0%
Operating expenses:
Compensation and employee services	29.7%	26.6%
Legal collection fees	5.8%	5.6%
Legal collection costs	7.6%	8.5%
Agency fees	4.8%	3.4%
Outside fees and services	7.0%	5.2%
Communication	4.4%	4.2%
Rent and occupancy	1.7%	1.5%
Depreciation and amortization	2.7%	1.9%
Other operating expenses	4.7%	3.9%
Total operating expenses	68.5%	60.8%
Income from operations	31.5%	39.2%
Other income and (expense):
Interest expense	(8.9)%	(6.0)%
Foreign exchange gain/(loss)	(0.8)%	2.8%
Income before income taxes	21.8%	36.0%
Provision for income taxes	7.2%	12.3%
Net income	14.6%	23.7%
Adjustment for net income attributable to noncontrolling interest	0.4%	—%
Net income attributable to PRA Group, Inc.	14.2%	23.7%
Three Months Ended March 31, 2016 Compared To Three Months Ended March 31, 2015
Revenues
Total revenues were $224.9 million for the three months ended March 31, 2016, a decrease of $20.3 million, or 8.3%, compared to total revenues of $245.2 million for the three months ended March 31, 2015.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $206.5 million for the three months ended March 31, 2016, a decrease of $21.9 million, or 9.6%, compared to income recognized on finance receivables, net, of $228.4 million for the three months ended March 31, 2015. The decrease was primarily the result of an $8.3 million increase in net allowance charges and a $15.4 million decrease in cash collections. During the three months ended March 31, 2016, we incurred $9.9 million in net allowance charges, compared with $1.6 million in the three months ended March 31, 2015. Our finance receivables amortization rate, including net allowance charges/reversals, was 46.3% for the three months ended March 31, 2016 compared to 42.9% for the three months ended March 31, 2015. Our finance receivables amortization rate, excluding net allowance charges/reversals, was 43.7% for the three months ended March 31, 2016 compared to 42.5% for the three months ended March 31, 2015. Cash collections, which drive our finance receivable income, were $384.3 million in the three months ended March 31, 2016, down $15.4 million, or 3.9%, as compared to the three months ended March 31, 2015.

Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield on portfolios purchased during the period to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company's increase in its estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio's original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield. During the three months ended March 31, 2016, the Company reclassified $1.0 million to nonaccretable difference from accretable yield primarily due to a decrease in cash collection forecasts. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company's decrease in its estimates of future cash flows and allowance charges that exceed the Company's increase in its estimate of future cash flows. During the three months ended March 31, 2015, the Company reclassified $119.3 million from nonaccretable difference to accretable yield primarily due to increased cash collection forecasts relating to pools acquired from 2007-2013.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances which are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended March 31, 2016, we recorded net allowance charges of $9.9 million. On our domestic Core portfolios, we recorded net allowance charges of $7.1 million on portfolios purchased mainly in 2012 and 2013. On our Insolvency portfolios, we recorded allowance charges of $0.3 million on our domestic portfolios. We also recorded allowance charges of $2.2 million on our European portfolios, and $0.3 million on our Canadian portfolios.
For the three months ended March 31, 2015, we recorded net allowance charges of $1.6 million. On our domestic Core portfolios, we recorded allowance reversals of $0.8 million on portfolios purchased between 2006 and 2008, offset by allowance charges of $2.7 million on portfolios purchased between 2010 and 2012. On our Insolvency portfolios, we recorded allowance reversals of $0.3 million on our domestic portfolios. No allowance charges or reversals were recorded during the period on the portfolios purchased in Europe.
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
Fee Income
Fee income increased to $16.3 million in the three months ended March 31, 2016 from $13.1 million in the three months ended March 31, 2015, primarily due to an increase in fee income by PLS, the fee income generated by our newly acquired Insolvency business, RMSC, which we acquired in the first quarter of 2016, and the fee income generated by RCB Investimentos S.A. ("RCB"), which we acquired in the third quarter of 2015. This was partially offset by a decrease in fee income generated by our foreign operations.
Other Revenue
Other revenue decreased to $2.1 million in the three months ended March 31, 2016 from $3.8 million in the three months ended March 31, 2015, primarily due to a decrease in revenue generated by our investments.
Operating Expenses
Operating expenses were $154.0 million for the three months ended March 31, 2016, an increase of $5.0 million or 3.4% compared to operating expenses of $149.0 million for the three months ended March 31, 2015. This increase was primarily due to an increase in corporate legal expenses, which are included in "Outside fees and services" in our consolidated income statements, and an increase in agency fees. Operating expenses were 38.4% of cash receipts for the three months ended March 31, 2016 compared to 36.1% for the three months ended March 31, 2015.

Compensation and Employee Services
Compensation and employee services expenses were $66.8 million for the three months ended March 31, 2016, an increase of $1.5 million, or 2.3%, compared to compensation and employee services expenses of $65.3 million for the three months ended March 31, 2015. The increase in compensation and employee services expenses was mainly due to the expansion of our professional staff in our information technology, finance and compliance departments. Total full-time equivalents decreased 2.6% to 3,748 as of March 31, 2016, down from 3,847 as of March 31, 2015. Compensation and employee services expenses as a percentage of cash receipts increased to 16.7% for the three months ended March 31, 2016, from 15.8% of cash receipts for the three months ended March 31, 2015.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party collection attorneys. Legal collection fees were $13.0 million for the three months ended March 31, 2016, compared to legal collection fees of $13.7 million for the three months ended March 31, 2015. The decrease is attributable to a decrease in external legal cash collections. Legal collection fees were 3.2% of cash receipts for the three months ended March 31, 2016 compared to 3.3% of cash receipts for the three months ended March 31, 2015.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of nonperforming loans. Legal collection costs were $17.2 million for the three months ended March 31, 2016, a decrease of $3.7 million, or 17.7%, compared to legal collection costs of $20.9 million for the three months ended March 31, 2015. Between 2012 and 2015, we expanded the number of accounts brought into the legal collection process resulting in increased legal collections costs. This expansion has subsided over the last several quarters which led to the decrease in the current period. Legal collection costs for the three months ended March 31, 2016 were 4.3% of cash receipts, compared to 5.1% for the three months ended March 31, 2015.
Agency Fees
Agency fees primarily represent third party collection fees and costs paid to repossession agents to repossess vehicles. Agency fees were $10.9 million for the three months ended March 31, 2016, compared to $8.3 million for the three months ended March 31, 2015. This increase was mainly attributable to third-party collection fees incurred by our international operations where we may utilize third party agencies.
Outside Fees and Services
Outside fees and services expenses were $15.8 million for the three months ended March 31, 2016, an increase of $3.0 million, or 23.4%, compared to outside fees and services expenses of $12.8 million for the three months ended March 31, 2015. This increase was primarily due to a $1.8 million increase in corporate legal expenses.
Communication
Communication expenses were $9.9 million for the three months ended March 31, 2016, compared to communication expenses of $10.4 million for the three months ended March 31, 2015. None of the decrease was attributable to any significant identifiable items.
Rent and Occupancy
Rent and occupancy expenses were $3.8 million for the three months ended March 31, 2016, an increase of $0.2 million, or 5.6%, compared to rent and occupancy expenses of $3.6 million for the three months ended March 31, 2015. The increase was primarily due to additional rental expenses incurred as a result of the expansion of our headquarters in Norfolk, Virginia.
Depreciation and Amortization
Depreciation and amortization expenses were $6.1 million for the three months ended March 31, 2016, an increase of $1.5 million, or 32.6%, compared to depreciation and amortization expenses of $4.6 million for the three months ended March 31, 2015. The increase was primarily due to the amortization expense incurred on intangible assets acquired in connection with the acquisition of RCB.

Other Operating Expenses
Other operating expenses were $10.7 million for the three months ended March 31, 2016, an increase of $1.1 million, or 11.5%, compared to other operating expenses of $9.6 million for the three months ended March 31, 2015. None of the increase was attributable to any significant identifiable items.
Interest Expense
Interest expense was $20.0 million during the three months ended March 31, 2016, an increase of $5.2 million or 35.1%, compared to $14.8 million for the three months ended March 31, 2015. The increase was primarily due to an increase in average borrowing during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Net Foreign Currency Transaction Gain/(Loss)
Net foreign currency transaction losses were $1.9 million for the three months ended March 31, 2016 compared to a net foreign currency transaction gain of $6.8 million for the three months ended March 31, 2015. In any given period, our foreign entities conduct operations in currencies different from their functional currency which generate foreign currency transaction gains and losses.
Provision for Income Taxes
Provision for income taxes was $16.2 million for the three months ended March 31, 2016, a decrease of $13.8 million, or 46.0%, compared to provision for income taxes of $30.0 million for the three months ended March 31, 2015. The decrease is primarily due to a 44.3% decrease in income before taxes for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. During the three months ended March 31, 2016, our effective tax rate was 33.1%, compared to 34.1% for the three months ended March 31, 2015. The decrease in the effective tax rate was due primarily to the combination of projected taxable income between various tax jurisdictions and tax differences driven by foreign exchange.
We intend for predominantly all foreign earnings to be permanently reinvested in our foreign operations. If foreign earnings were repatriated, we would need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $56.9 million and $15.8 million as of March 31, 2016 and 2015, respectively.
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
Further, these tables disclose our Americas and European Core and Insolvency portfolios. The accounts represented in the Insolvency tables are those portfolios of accounts that were in an insolvency status at the time of purchase. This contrasts with accounts in our Core portfolios that file for bankruptcy/insolvency protection after we purchase them, which continue to be tracked in their corresponding Core portfolio. Core customers sometimes file for bankruptcy/insolvency protection subsequent to our purchase of the related Core portfolio. When this occurs, we adjust our collection practices accordingly to comply with bankruptcy/insolvency rules and procedures; however, for accounting purposes, these accounts remain in the related Core portfolio. Conversely, Insolvency accounts may be dismissed voluntarily or involuntarily subsequent to our purchase of the related Insolvency portfolio. Dismissal occurs when the terms of the bankruptcy are not met by the petitioner. When this occurs, we are typically free to pursue collection outside of bankruptcy procedures; however, for accounting purposes, these accounts remain in the related Insolvency pool.
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
Revenue recognition under FASB ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30") is driven by estimates of total collections as well as the timing of those collections. We record new portfolio purchases based on our best estimate of the cash flows expected at acquisition, which reflects the uncertainties inherent in the purchase of past due loans and the results of our underwriting process. Subsequent to the initial booking, as we gain collection experience and confidence with a pool of accounts, we continuously update ERC. These processes, along with the aforementioned operational enhancements, have tended to cause the ratio of ERC to purchase price for any given year of buying to gradually increase over time. As a result, our estimate of total collections has often increased as pools have aged. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from purchase than say a pool that was just two years from purchase.
Due to all the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of receivables.

Multiples Tables Amounts in thousands

Purchase Period	Purchase Price (3)	Net Finance Receivables (4)	ERC-Historical Period Exchange Rates (5)	Total Estimated Collections (6)	ERC-Current Period Exchange Rates (7)	Current Purchase Price Multiple	Original Purchase Price Multiple (2)
Americas-Core
1996 - 2005	$368,600	$3,514	$20,648	$1,407,506	$20,648	382%	250%
2006	90,038	4,229	10,856	198,310	10,856	220%	225%
2007	179,835	11,315	38,486	449,949	38,486	250%	227%
2008	166,506	12,301	32,961	380,049	32,961	228%	220%
2009	125,175	4,436	51,659	458,205	51,659	366%	252%
2010	148,265	12,172	81,944	536,167	81,944	362%	247%
2011	209,815	27,378	130,665	717,248	130,665	342%	245%
2012	254,750	65,907	211,192	703,907	211,192	276%	226%
2013	391,734	159,717	459,598	1,041,168	459,598	266%	211%
2014 (1)	406,542	219,935	601,140	1,004,928	594,785	247%	204%
2015	448,100	364,544	752,867	933,419	754,232	208%	205%
2016 YTD	139,312	135,961	256,384	265,039	256,384	190%	190%
Subtotal	2,928,672	1,021,409	2,648,400	8,095,895	2,643,410
Americas-Insolvency
2004 - 2005	36,770	4	202	58,626	202	159%	148%
2006	17,627	38	389	32,458	389	184%	139%
2007	78,524	248	1,064	106,493	1,064	136%	150%
2008	108,579	1,016	2,190	169,509	2,190	156%	163%
2009	156,001	—	8,964	474,280	8,964	304%	214%
2010	209,107	243	13,324	551,490	13,324	264%	184%
2011	181,275	8,865	23,650	365,181	23,650	201%	155%
2012	251,975	37,166	63,567	375,690	63,567	149%	136%
2013	228,158	71,083	104,160	338,278	104,160	148%	133%
2014	149,153	75,570	103,325	203,132	103,175	136%	124%
2015	65,074	60,821	73,149	80,534	73,149	124%	125%
2016 YTD	24,194	23,208	28,032	29,201	28,032	121%	121%
Subtotal	1,506,437	278,262	422,016	2,784,872	421,866
Total Americas	4,435,109	1,299,671	3,070,416	10,880,767	3,065,276
Europe-Core
2012	20,459	115	659	31,537	582	154%	187%
2013	20,371	1,749	3,236	22,248	2,805	109%	119%
2014 (1)	798,397	508,614	1,417,932	1,976,007	1,276,871	247%	208%
2015	424,056	364,378	590,674	663,675	580,461	157%	160%
2016 YTD	176,053	175,599	291,684	292,499	291,684	166%	166%
Subtotal	1,439,336	1,050,455	2,304,185	2,985,966	2,152,403
Europe-Insolvency
2014	10,880	5,900	11,335	17,047	10,564	157%	129%
2015	19,594	15,826	23,592	27,534	22,635	141%	139%
2016 YTD	5,233	5,225	7,739	7,800	7,739	149%	149%
Subtotal	35,707	26,951	42,666	52,381	40,938
Total Europe	1,475,043	1,077,406	2,346,851	3,038,347	2,193,341
Total PRA Group	$5,910,152	$2,377,077	$5,417,267	$13,919,114	$5,258,617

(1)	The amount reflected in the Purchase Price column includes the acquisition date finance receivable portfolios in Canada and Europe that were acquired in connection with the Aktiv acquisition.

(2)	The Original Purchase Price multiple represents the initial full year purchase price multiple in the year of acquisition.

(3)
For our international amounts, purchase price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

(4)	For our international amounts, Net Finance Receivables are presented at the March 31, 2016 exchange rate.

(5)	For our international amounts, ERC-Historical Period Exchange Rates is presented at the period end exchange rate for the respective quarter of purchase.

(6)	For our international amounts, Total Estimated Collections is presented at the period end exchange rate for the respective quarter of purchase.

(7)	For our international amounts, ERC-Current Period Exchange Rates is presented at the March 31, 2016 exchange rate.

Portfolio Financial Information Amounts in thousands

Purchase Period	Purchase Price (3)	Cash Collections (2)	Gross Revenue (2)	Amortization (2)	Allowance (2)	Net Revenue (2)	Net Finance Receivables (4)
Americas-Core
1996 - 2005	$368,600	$2,914	$2,547	$367	$125	$2,422	$3,514
2006	90,038	811	487	324	—	487	4,229
2007	179,835	2,824	1,991	833	125	1,866	11,315
2008	166,506	2,767	1,692	1,075	—	1,692	12,301
2009	125,175	4,920	3,818	1,102	—	3,818	4,436
2010	148,265	7,652	5,817	1,835	—	5,817	12,172
2011	209,815	14,937	11,713	3,224	400	11,313	27,378
2012	254,750	18,760	13,629	5,131	600	13,029	65,907
2013	391,734	38,082	26,903	11,179	5,850	21,053	159,717
2014 (1)	406,542	53,834	32,499	21,335	188	32,311	219,935
2015	448,100	63,520	31,001	32,519	98	30,903	364,544
2016 YTD	139,312	8,550	5,242	3,308	—	5,242	135,961
Subtotal	2,928,672	219,571	137,339	82,232	7,386	129,953	1,021,409
Americas-Insolvency
2004 - 2005	36,770	19	9	10	—	9	4
2006	17,627	37	20	17	(20)	40	38
2007	78,524	84	37	47	(100)	137	248
2008	108,579	213	70	143	—	70	1,016
2009	156,001	782	782	—	—	782	—
2010	209,107	1,923	1,774	149	450	1,324	243
2011	181,275	14,450	8,949	5,501	—	8,949	8,865
2012	251,975	16,905	7,367	9,538	—	7,367	37,166
2013	228,158	17,315	7,136	10,179	—	7,136	71,083
2014	149,153	11,758	4,355	7,403	—	4,355	75,570
2015	65,074	3,990	1,233	2,757	—	1,233	60,821
2016 YTD	24,194	1,170	175	995	—	175	23,208
Subtotal	1,506,437	68,646	31,907	36,739	330	31,577	278,262
Total Americas	4,435,109	288,217	169,246	118,971	7,716	161,530	1,299,671
Europe-Core
2012	20,459	604	551	53	—	551	115
2013	20,371	406	208	198	122	86	1,749
2014 (1)	798,397	65,676	37,792	27,884	1,701	36,091	508,614
2015	424,056	26,598	7,723	18,875	359	7,364	364,378
2016 YTD	176,053	807	357	450	—	357	175,599
Subtotal	1,439,336	94,091	46,631	47,460	2,182	44,449	1,050,455
Europe-Insolvency
2014	10,880	939	214	725	—	214	5,900
2015	19,594	1,025	261	764	—	261	15,826
2016 YTD	5,233	61	53	8	—	53	5,225
Subtotal	35,707	2,025	528	1,497	—	528	26,951
Total Europe	1,475,043	96,116	47,159	48,957	2,182	44,977	1,077,406
Total PRA Group	$5,910,152	$384,333	$216,405	$167,928	$9,898	$206,507	$2,377,077

(1)	The amount reflected in the Purchase Price column includes the acquisition date finance receivable portfolios in Canada and Europe that were acquired in connection with the Aktiv acquisition.

(2)	For our international amounts, amounts are presented using the average exchange rates during the current reporting period.

(3)
For our international amounts, purchase price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

(4)	For our international amounts, net finance receivables are presented at the March 31, 2016 exchange rate.

The following graph shows the purchase price of our portfolios by year since 2006.

*	Excludes the $27.9 million and $34.7 million investment in a securitized fund in Poland during the years ended December 31, 2015 and December 31, 2014, respectively.
As shown in the above chart, the composition of our purchased portfolios shifted in favor of Insolvency accounts in 2009 and 2010, then returning to equilibrium with Core in 2011 and 2012. Beginning in 2013, Core purchases exceeded those of Insolvency accounts.
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
In order to collect our Core portfolios, we generally need to employ relatively higher amounts of labor and incur additional collection costs to generate each dollar of cash collections as compared with Insolvency portfolios. In order to achieve acceptable levels of net return on investment (after direct expenses), we are generally targeting a higher total cash collections to purchase price multiple for Core portfolios. On the other hand, Insolvency accounts generate the majority of their cash collections through the efforts of bankruptcy courts and trustees. In this process, cash is remitted to our Company with no corresponding cost other than the cost of filing claims at the time of purchase, court fees associated with the filing of ownership claim transfers and general administrative costs for monitoring the progress of each account through the bankruptcy process. As a result, overall collection costs are much lower for us when liquidating a pool of Insolvency accounts as compared to a pool of Core accounts, but conversely the price we pay for Insolvency accounts is generally higher than Core accounts. We generally target similar net returns on investment (measured after direct expenses) for Insolvency and Core portfolios at any given point in the market cycles. However, because of the lower related collection costs, we can pay more for Insolvency portfolios, which causes the estimated total cash collections to purchase price multiples of Insolvency pools generally to be lower. In summary, compared to a similar investment in a pool of Core accounts, to the extent both pools had identical targeted net returns on investment (measured after direct expenses), the Insolvency pool would be expected to generate less revenue, less direct expenses, similar operating income, and a higher operating margin. From time to time, especially in Europe, we purchase Core portfolios which consist of a majority of paying previously charged-off accounts. These portfolios have some of the same financial dynamics as Insolvency accounts, with lower collection costs and lower purchase price multiples.
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

Cash Collections by Year, By Year of Purchase (2) Amounts in thousands

Purchase Period	Purchase Price (3)	1996 - 2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016 YTD	Total
Americas-Core
1996 - 2005	$368,600	$649,674	$193,966	$152,002	$101,551	$74,323	$57,937	$47,892	$37,925	$27,395	$19,764	$14,259	$2,914	$1,379,602
2006	90,038	—	17,363	43,736	34,038	25,351	19,522	16,663	11,895	8,316	5,724	4,034	811	187,453
2007	179,835	—	—	39,412	87,039	69,175	60,230	50,996	39,585	28,244	19,759	14,198	2,824	411,462
2008	166,506	—	—	—	47,253	72,080	62,363	53,654	42,850	31,307	21,027	13,786	2,767	347,087
2009	125,175	—	—	—	—	40,703	95,627	84,339	69,385	51,121	35,555	24,896	4,920	406,546
2010	148,265	—	—	—	—	—	47,076	113,554	109,873	82,014	55,946	38,110	7,652	454,225
2011	209,815	—	—	—	—	—	—	61,971	174,461	152,908	108,513	73,793	14,937	586,583
2012	254,750	—	—	—	—	—	—	—	56,901	173,589	146,198	97,267	18,760	492,715
2013	391,734	—	—	—	—	—	—	—	—	101,614	247,849	194,026	38,082	581,571
2014 (1)	406,542	—	—	—	—	—	—	—	—	—	92,660	253,448	53,834	399,942
2015	448,100	—	—	—	—	—	—	—	—	—	—	116,951	63,520	180,471
2016 YTD	139,312	—	—	—	—	—	—	—	—	—	—	—	8,550	8,550
Subtotal	2,928,672	649,674	211,329	235,150	269,881	281,632	342,755	429,069	542,875	656,508	752,995	844,768	219,571	5,436,207
Americas-Insolvency
2004 - 2005	36,770	9,074	19,456	14,711	8,300	3,814	1,546	615	358	259	176	97	19	58,425
2006	17,627	—	5,608	9,455	6,522	4,398	2,972	1,526	665	419	261	205	37	32,068
2007	78,524	—	—	2,850	27,972	25,630	22,829	16,093	7,551	1,206	714	500	84	105,429
2008	108,579	—	—	—	14,024	35,894	37,974	35,690	28,956	11,650	1,884	1,034	213	167,319
2009	156,001	—	—	—	—	16,635	81,780	102,780	107,888	95,725	53,945	5,781	782	465,316
2010	209,107	—	—	—	—	—	39,486	104,499	125,020	121,717	101,873	43,649	1,923	538,167
2011	181,275	—	—	—	—	—	—	15,218	66,379	82,752	85,816	76,915	14,450	341,530
2012	251,975	—	—	—	—	—	—	—	17,388	103,610	94,141	80,079	16,905	312,123
2013	228,158	—	—	—	—	—	—	—	—	52,528	82,596	81,679	17,315	234,118
2014	149,153	—	—	—	—	—	—	—	—	—	37,045	50,880	11,758	99,683
2015	65,074	—	—	—	—	—	—	—	—	—	—	3,395	3,990	7,385
2016 YTD	24,194	—	—	—	—	—	—	—	—	—	—	—	1,170	1,170
Subtotal	1,506,437	9,074	25,064	27,016	56,818	86,371	186,587	276,421	354,205	469,866	458,451	344,214	68,646	2,362,733
Total Americas	4,435,109	658,748	236,393	262,166	326,699	368,003	529,342	705,490	897,080	1,126,374	1,211,446	1,188,982	288,217	7,798,940
Europe-Core
2012	20,459	—	—	—	—	—	—	—	11,604	8,995	5,641	3,175	604	30,019
2013	20,371	—	—	—	—	—	—	—	—	7,068	8,540	2,347	406	18,361
2014 (1)	798,397	—	—	—	—	—	—	—	—	—	153,180	291,980	65,676	510,836
2015	424,056	—	—	—	—	—	—	—	—	—	—	45,760	26,598	72,358
2016 YTD	176,053	—	—	—	—	—	—	—	—	—	—	—	807	807
Subtotal	1,439,336	—	—	—	—	—	—	—	11,604	16,063	167,361	343,262	94,091	632,381
Europe-Insolvency
2014	10,880	—	—	—	—	—	—	—	—	—	5	4,297	939	5,241
2015	19,594	—	—	—	—	—	—	—	—	—	—	2,954	1,025	3,979
2016 YTD	5,233	—	—	—	—	—	—	—	—	—	—	—	61	61
Subtotal	35,707	—	—	—	—	—	—	—	—	—	5	7,251	2,025	9,281
Total Europe	1,475,043	—	—	—	—	—	—	—	11,604	16,063	167,366	350,513	96,116	641,662
Total PRA Group	$5,910,152	$658,748	$236,393	$262,166	$326,699	$368,003	$529,342	$705,490	$908,684	$1,142,437	$1,378,812	$1,539,495	$384,333	$8,440,602

(1)	The amount reflected in the Purchase Price column includes the acquisition date finance receivable portfolios in Canada and Europe that were acquired in connection with the Aktiv acquisition.

(2)	For our international amounts, cash collections are presented using the average exchange rates during the cash collection period.

(3)
For our international amounts, purchase price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

Collections Productivity (Domestic Portfolio)
The following tables display various collections productivity measures that we track.
Cash Collections per Collector Hour Paid Domestic Portfolio

	Core cash collections (1)
	2016	2015	2014	2013	2012
First Quarter	$274	$247	$223	$193	$166
Second Quarter	—	245	220	190	169
Third Quarter	—	250	217	191	171
Fourth Quarter	—	239	203	190	150

	Total cash collections (2)
	2016	2015	2014	2013	2012
First Quarter	$358	$350	$337	$304	$258
Second Quarter	—	344	354	315	275
Third Quarter	—	343	338	310	279
Fourth Quarter	—	325	310	308	245

	Non-legal cash collections (3)
	2016	2015	2014	2013	2012
First Quarter	$303	$294	$282	$251	$216
Second Quarter	—	288	293	261	225
Third Quarter	—	287	280	259	230
Fourth Quarter	—	273	259	256	200

	Non-legal/non-insolvency cash collections (4)
	2016	2015	2014	2013	2012
First Quarter	$219	$191	$167	$140	$125
Second Quarter	—	188	158	137	120
Third Quarter	—	194	159	140	122
Fourth Quarter	—	187	151	138	105

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
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.
Cash Collections by Geography and Type Amounts in thousands

	2016	2015				2014
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Americas-Core	$219,571	$195,835	$210,725	$218,838	$219,371	$185,921	$189,027	$190,229
Americas-Insolvency	68,646	73,842	81,865	92,974	95,533	103,104	110,544	124,101
Europe-Core	94,091	97,149	85,635	76,602	83,876	84,398	73,172	4,944
Europe-Insolvency	2,025	2,545	2,528	1,210	967	5	—	—
Total Cash Collections	$384,333	$369,371	$380,753	$389,624	$399,747	$373,428	$372,743	$319,274
The following table provides additional details on the composition of our U.S. Core cash collections for the periods indicated.
Domestic Portfolio Core Cash Collections by Source Amounts in thousands

	2016	2015				2014
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Call Center and Other Collections	$127,851	$108,979	$117,560	$121,148	$122,316	$95,784	$92,814	$90,128
External Legal Collections	43,203	42,432	47,318	49,995	49,578	46,761	49,930	55,011
Internal Legal Collections	39,080	38,998	41,338	42,482	42,464	38,157	41,400	45,090
Total Domestic Core Cash Collections	$210,134	$190,409	$206,216	$213,625	$214,358	$180,702	$184,144	$190,229
Portfolio Purchasing
The following table displays our quarterly portfolio purchases for the periods indicated.
Portfolio Purchases by Geography and Type Amounts in thousands

	2016	2015				2014
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Americas-Core	$136,057	$120,554	$90,912	$98,317	$138,498	$119,714	$118,018	$91,904
Americas-Insolvency	22,952	20,589	9,300	19,111	16,437	24,949	38,535	16,187
Europe-Core (1)	172,557	79,735	240,385	88,499	21,579	123,194	734,803	1,121
Europe-Insolvency	5,212	4,976	3,959	2,450	8,510	11,625	—	—
Total Portfolio Purchases	$336,778	$225,854	$344,556	$208,377	$185,024	$279,482	$891,356	$109,212

(1)	Excludes the $27.9 million and $34.7 million investment in a securitized fund in Poland during the years ended December 31, 2015 and December 31, 2014, respectively.

Portfolio Purchases by Stratifications (Domestic Only)
The following table categorizes our life-to-date domestic portfolio purchases as of March 31, 2016 into major asset type, delinquency category, and geographic location.
Domestic Portfolio Purchases by Stratification, Life-To-Date Amounts in thousands

Stratifications	Number of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
Major Asset Type
Major Credit Cards	22,034	53%	$58,294,535	66%	$2,637,462	59%
Consumer Finance	6,719	16	8,754,346	10	164,033	4
Private Label Credit Cards	12,161	29	16,046,607	18	1,484,050	33
Auto Deficiency	681	2	4,857,624	6	164,883	4
Total	41,595	100%	87,953,112	100%	4,450,428	100%

Delinquency Category
Fresh	4,586	11%	9,953,552	11%	1,208,209	27%
Primary	5,436	13	10,289,387	12	664,897	15
Secondary	9,759	23	12,823,280	15	684,451	15
Tertiary	4,876	12	6,826,029	8	138,631	3
Insolvency	6,054	15	24,368,731	28	1,571,693	35
Other	10,884	26	23,692,133	26	182,547	5
Total	41,595	100%	87,953,112	100%	4,450,428	100%

Geographic Location
California	4,507	11%	11,533,643	13%	552,592	12%
Texas	5,525	13	9,362,305	11	392,351	9
Florida	3,345	8	8,213,469	9	391,360	9
New York	2,387	6	5,091,428	6	231,052	5
Ohio	1,883	5	3,311,065	4	181,812	4
Pennsylvania	1,531	4	3,233,436	4	165,594	4
Illinois	1,573	4	3,173,678	4	175,350	4
North Carolina	1,521	4	3,140,574	4	158,978	4
Georgia	1,383	3	2,919,943	3	173,030	4
Other (3)	17,940	42	37,973,571	42	2,028,309	45
Total	41,595	100%	$87,953,112	100%	$4,450,428	100%

(1)	Represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	Represents the cash paid to sellers to acquire portfolios of nonperforming loans and has not been reduced by any adjustments, including payments and buybacks.

(3)	Each state included in "Other" represents less than 2% of the face value of total life-to-date domestic purchases.
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

The total initial investment by the Polish investment fund in finance receivables is $62.6 million. The gross estimated remaining collections and gross total estimated collections, related to our proportional ownership of the fund are $107.8 million and $129.2 million, respectively at March 31, 2016.
Estimated Remaining Collections
The following chart shows our ERC by geographical region at March 31, 2016 (amounts in millions).
Liquidity and Capital Resources
Historically, our primary sources of cash have been cash flows from operations, bank borrowings, and convertible debt and equity offerings. Cash has been used for acquisitions of finance receivables portfolios, corporate acquisitions, repurchases of our common stock, repayments of bank borrowings, operating expenses, purchases of property and equipment, and working capital to support our growth.
As of March 31, 2016, cash and cash equivalents totaled $79.4 million, compared to $71.4 million at December 31, 2015. We had approximately $1.9 billion in borrowings outstanding as of March 31, 2016, with $435.7 million of availability under all of our credit facilities. See the "Borrowings" section below for more information.
Obligations during the twelve month period ending March 31, 2017 include forward flow portfolio purchase commitments, payment of the Note Payable, and payment of interest on our borrowings. We have in place forward flow and other commitments for the purchase of nonperforming loans in which the maximum amount that could be purchased is approximately $477.3 million as of March 31, 2016. Additionally we may enter into new or renewed flow commitments and close on spot transactions in addition to the aforementioned flow agreements. We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit facilities will be sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, and additional portfolio purchasing during the next twelve months. Business acquisitions, adverse outcomes in pending litigation or higher than normal levels of portfolio purchasing could require additional financing from other sources.
For domestic income tax purposes, we recognize revenue from the collections of finance receivables using the cost recovery method. The IRS has audited and issued a Notices of Deficiency for the tax years ended December 31, 2005 through 2012. It has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. We have filed petitions in the U.S. Tax Court (the "Tax Court") challenging the deficiencies and believe we have sufficient support for the technical merits of our positions. On July 10, 2015 and July 21, 2015, the IRS filed Motions for Summary Judgment for tax years 2008 through 2012 and 2005 through 2007 respectively. On November 12, 2015, the Tax Court denied the IRS's Motions for Summary Judgment and set this matter for trial to begin on September 19, 2016. If we are unsuccessful in the Tax Court and any potential appeals, we may ultimately be required to pay the related deferred taxes, and possibly interest and penalties, which may require additional financing from other sources. Deferred tax liabilities related to this matter were $252.3 million at March 31, 2016. Our estimate of the potential federal and state interest is $95.2 million as of March 31, 2016.
Cash generated from operations is dependent upon our ability to collect on our finance receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our future cash flows.
On October 22, 2015, our board of directors authorized a share repurchase program to purchase up to $125 million of our outstanding shares of common stock on the open market. Repurchases depend on prevailing market conditions and other factors. The repurchase program may be suspended or discontinued at any time. During 2015, we purchased 2,072,721 shares of our common stock under the new share repurchase program at an average price of $38.60 per share. At March 31, 2016, the maximum remaining purchase price for share repurchases under the new program is approximately $45.0 million.
Our operating activities provided cash of $12.1 million and $64.0 million for the three months ended March 31, 2016 and 2015, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period. In addition, changes in other accounts related to our operating activities impacted our cash from operations; these changes included the establishment of a $46.6 million escrow account related to the acquisition of DTP S.A. which is included in "Other assets" in our consolidated balance sheet as of March 31, 2016.
Our investing activities used cash of $169.6 million and $17.2 million during the three months ended March 31, 2016 and 2015, respectively. Cash used in investing activities is primarily driven by business acquisitions, acquisitions of nonperforming loans and purchases of property and equipment. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. The majority of the change in cash used in investing activities was due to an increase in acquisitions of finance receivables, to $321.6 million for the three months ended March 31, 2016, from $183.8 million for the three months ended March 31, 2015. In addition, business acquisitions increased to $25.0 million for the three months ended March 31, 2016, from $0 for the three months ended March 31, 2015. This was partially offset by an increase in collections applied to principal on finance receivables to $177.8 million for the three months ended March 31, 2016, from $171.3 million for the three months ended March 31, 2015.
Our financing activities provided cash of $146.8 million and used cash of $53.0 million during the three months ended March 31, 2016 and 2015, respectively. Cash for financing activities is normally provided by draws on our line of credit. Cash used in financing activities is primarily driven by principal payments on our lines of credit, principal payments on long-term debt and repurchases of our common stock. The increase in cash provided by financing activities was primarily driven by an increase in net borrowings on our lines of credit from $155.6 million for the three months ended March 31, 2016, compared to $46.9 million during the three months ended March 31, 2015. This was partially offset by increases in cash used in financing activities for repurchases of our common stock and principal payments on long-term debt during the prior year period. During the three months ended March 31, 2015, we repurchased $77.8 million of our common stock compared to $0 for the three months ended March 31, 2016. In addition, during the three months ended March 31, 2015, we had payments on long-term debt of $33.8 million compared to $5.0 million for the three months ended March 31, 2016.
Cash paid for interest was $16.9 million and $14.4 million for the three months ended March 31, 2016 and 2015, respectively. Interest was paid on our revolving credit facilities, long-term debt, convertible debt and interest rate swap agreements. The increase was the result of a higher average balance on our borrowings. Cash paid for income taxes was $6.2 million and $7.1 million for the three months ended March 31, 2016 and 2015, respectively.
Borrowings
Domestic Revolving Credit and Term Loan
On December 19, 2012, we entered into a credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (such agreement as later amended or modified, the "Credit Agreement"). On March 24, 2016, we entered into a Loan Modification Agreement and Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement which (a) extended the maturity date of loans and commitments under the Credit Agreement in an aggregate principal amount of approximately $745.9 million, including a $23.0 million net increase in the commitments of the extending lenders, to the earlier of December 21, 2020 or 91 days prior to the maturity of the our 3.00% Convertible Senior Notes due August 1, 2020 (the "Notes"), (b) modified the accordion feature under the Credit Agreement to allow us to request from new and existing lenders up to an additional $125.0 million in loans and commitments under the Credit Agreement, (c) increased the credit given in the domestic borrowing base for estimated remaining collections of eligible asset pools, (d) increased the baskets available for permitted investments, equity repurchases and redemptions of our convertible notes, and (e) increased our maximum total leverage ratio to 2.25 to 1.0.

The total credit facility under the Credit Agreement includes an aggregate principal amount of $963.0 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully funded $165.0 million term loan, (ii) a $748 million domestic revolving credit facility, and (iii) a $50 million Canadian revolving credit facility. Our revolving credit facility includes an optional increase in commitments for a $20 million swingline loan sublimit and a $125.0 million accordion feature, and also provides for up to $20 million of letters of credit that would reduce amounts available for borrowing. The facility matures on the earlier of December 21, 2020 or 91 days prior to the maturity of the Notes. As of March 31, 2016, after taking into account borrowing base restrictions, we could have borrowed up to $219.0 million on the domestic revolving credit facility and up to $1.9 million on the Canadian revolving credit facility. The Credit Agreement is secured by a first priority lien on substantially all of our assets.
Borrowings outstanding on this credit facility at March 31, 2016 consisted of $165.0 million outstanding on the term loan with an annual interest rate as of March 31, 2016 of 2.93% and $544.0 million outstanding on the revolving facilities with a weighted average interest rate of 2.98%. At December 31, 2015, the Company's borrowings on this credit facility consisted of $170.0 million outstanding on the term loan with an annual interest rate as of December 31, 2015 of 2.92% and $541.8 million outstanding on the revolving facility with a weighted average interest rate of 2.89%.
Note Payable
In conjunction with the closing of the Aktiv business acquisition on July 16, 2014, we entered into a $169.9 million promissory note with an affiliate of the seller in the Aktiv transaction. On December 30, 2015, we exercised our option to extend the maturity date of the promissory note to July 19, 2016. The promissory note bears interest at the three-month London Interbank Offered Rate ("LIBOR") plus 3.75%. The quarterly interest due can be paid or added into the promissory note balance at our option. At March 31, 2016, the balance due on the promissory note was $169.9 million with an annual interest rate of 4.38%.
Multicurrency Revolving Credit Facility
On October 23, 2014, we entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (such agreement as later amended or modified, "the Multicurrency Revolving Credit Agreement"). On February 19, 2016, we entered into a Second Amendment to the Multicurrency Revolving Credit Agreement which provided for, (i) the extension of the final repayment date to February 19, 2021, (ii) an increase to the total commitments from $750 million to $900 million, subject to certain requirements, (iii) an ERC ratio (as defined in Multicurrency Revolving Credit Agreement) ranging from 32.2% to 38.7% depending on the mix of portfolios owned, subject to the payment of additional associated fees.
Under the terms of the Multicurrency Revolving Credit Agreement, the credit facility includes an aggregate amount of $900.0 million, of which $168.8 million is available to be drawn (subject to the borrowing base), accrues interest at the IBOR plus 2.50-3.30% (as determined by the ERC Ratio as defined in the Multicurrency Revolving Credit Agreement), bears an unused line fee of 35% of the margin, currently 1.05% per annum, payable monthly in arrears, and matures on February 19, 2021. The Multicurrency Revolving Credit Agreement also includes an Overdraft Facility aggregate amount of $40.0 million, of which $12.9 million is available to be drawn (subject to the borrowing base), accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per annum, payable quarterly in arrears, and also matures February 19, 2021.
The Multicurrency Revolving Credit Agreement is secured by i) the shares of most of the subsidiaries of Aktiv, and ii) all intercompany loans to Aktiv's subsidiaries.
At March 31, 2016, the balance on the Multicurrency Revolving Credit Agreement was $758.3 million, with a weighted average annual interest rate of 3.86%. At December 31, 2015, the balance on the Multicurrency Revolving Credit Agreement was $576.4 million, with a weighted average annual interest rate of 3.64%.
Convertible Senior Notes
On August 13, 2013, we completed the private offering of $287.5 million in aggregate principal amount of the Notes. The Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "Indenture") between us and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are our senior unsecured obligations and mature on August 1, 2020. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning as of February 1, 2014. Prior to February 1, 2020, the Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the Notes will be convertible at any time. Upon conversion, the Notes may be settled, at our option, in cash, shares of our common stock, or any combination thereof. Holders of the Notes have the right to require us to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), we may, under certain circumstances, be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. The conversion rate for the Notes is initially 15.2172 shares per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $65.72 per share of our common stock, and is subject to adjustment in certain circumstances pursuant to the Indenture. We do not have the right to redeem the Notes prior to maturity. As of March 31, 2016, none of the conditions allowing holders of the Notes to convert their Notes had occurred.
We believe we were in compliance with all covenants under our financing arrangements as of March 31, 2016 and December 31, 2015.
Undistributed Earnings of Foreign Subsidiaries
We intend to use remaining accumulated and future undistributed earnings of foreign subsidiaries to expand operations outside the United States; therefore, such undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States. Accordingly, no provision for federal and state income tax has been provided thereon. If management's intentions change and eligible undistributed earnings of foreign subsidiaries are repatriated, we would be subject to additional U.S. income taxes, net of a possible adjustment for foreign tax credits, and withholding taxes payable to various foreign jurisdictions, where applicable. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed foreign earnings. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $56.9 million and $51.5 million as of March 31, 2016 and December 31, 2015, respectively. Refer to the Notes of the Consolidated Financial Statements for further information related to our income taxes and undistributed foreign earnings.
Stockholders' Equity Attributable to PRA Group, Inc.
Stockholders' equity attributable to PRA Group, Inc. was $864.9 million at March 31, 2016 and $800.5 million at December 31, 2015. The increase was primarily attributable to $32.0 million in net income during the three months ended March 31, 2016 and a $32.7 million increase in accumulated net foreign currency translation gains.
Contractual Obligations
Our contractual obligations as of March 31, 2016 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$59,197	$10,783	$20,016	$9,346	$19,052
Line of credit (1)	1,609,438	47,700	244,914	1,316,824	—
Long-term debt (2)	720,766	206,514	50,691	463,561	—
Purchase commitments (3)	479,008	437,216	41,792	—	—
Employment agreements	16,499	8,828	7,671	—	—
Total	$2,884,908	$711,041	$365,084	$1,789,731	$19,052

(1)
This amount includes estimated interest and unused line fees due on our domestic and multicurrency lines of credit and assumes that the balances on the lines of credit remain constant from the March 31, 2016 balances of $544.0 million and $758.3 million, respectively.

(2)	This amount includes scheduled interest and principal payments on our term loan, our note payable and our convertible debt.

(3)
This amount includes the maximum remaining amount to be purchased under forward flow and other contracts for the purchase of defaulted finance receivables in the amount of approximately $477.3 million.

Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Recent Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 12 "Recent Accounting Pronouncements" to the Consolidated Financial Statements as included in this Quarterly Report.

Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are discussed in Note 1 of the Notes to the Consolidated Financial Statements of our 2015 Annual Report on Form 10-K filed on February 26, 2016. Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets, and liabilities.
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
Valuation of Acquired Intangibles and Goodwill
In accordance with FASB ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"), we amortize intangible assets over their estimated useful lives. Goodwill, pursuant to ASC 350, is not amortized but rather is evaluated for impairment annually and more frequently if indicators of potential impairment exist. Goodwill is reviewed for potential impairment at the reporting unit level. A reporting unit is an operating segment or one level below.
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
We follow the guidance of FASB ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. Accordingly, we record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.6 billion as of March 31, 2016. Assuming a 25 basis point decrease in interest rates, for example, interest expense over the following twelve months would decrease by an estimated $3.4 million. Assuming a 50 basis point increase in interest rates, interest expense over the following twelve months would increase by an estimated $6.7 million.
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
The fair value of our interest rate swap agreements was a net liability of $3.3 million at March 31, 2016. A hypothetical 25 basis point decrease in interest rates would cause a decrease in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be a liability of $7.7 million at March 31, 2016. Conversely, a hypothetical 50 basis point increase in interest rates would cause an increase in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be an asset of $1.8 million at March 31, 2016.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in foreign currencies, including the euro, the Great British pound, the Canadian dollar, Norwegian kroner, Swiss franc, Danish kroner, Swedish kroner, Polish zloty, and Brazilian real. In the three months ended March 31, 2016, we generated $54.4 million of revenues from operations outside the United States and used nine functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.
As a result of our international operations, fluctuations in foreign currencies could cause us to incur foreign currency exchange gains and losses, and could adversely affect our comprehensive income and stockholders' equity. Additionally, our reported financial results could change from period to period due solely to fluctuations between currencies.
Foreign currency exchange gains and losses are primarily the result of the re-measurement of account balances in certain currencies into an entity's functional currency. Foreign currency gains and losses are included as a component of other income and (expense) in our consolidated income statements.
When an entity's functional currency is different than the reporting currency of its parent, foreign currency translation adjustments may occur. Foreign currency translation adjustments are included as a component of other comprehensive (loss)/income in our consolidated statements of comprehensive income and as a component of equity in our consolidated balance sheets.
We have taken measures to mitigate the impact of foreign currency fluctuations. We have restructured our European operations so that portfolio ownership and collections generally occur within the same entity. Our European credit facility is a multi-currency facility, allowing us to borrow in the same currency as our entity's functional currency. We strive to maintain the distribution of our European borrowings within defined thresholds based on the currency composition of our finance receivables portfolios. When those thresholds are exceeded, we engage in foreign exchange spot transactions to mitigate our risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of March 31, 2016, refer to Note 10 "Commitments and Contingencies" of our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our 2015 Annual Report on Form 10-K filed with the SEC on February 26, 2016.
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

10.1
Loan Modification Agreement and Seventh Amendment to the Credit Agreement dated as of December 19, 2012. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 30, 2016).

10.2	Second Amendment to Multicurrency Revolving Credit Agreement dated as of October 23, 2014. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 25, 2016).
31.1	Section 302 Certifications of Chief Executive Officer.
31.2	Section 302 Certifications of Chief Financial and Administrative Officer.
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial and Administrative Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkable Document
101.LAB	XBRL Taxonomy Extension Label Linkable Document
101.PRE	XBRL Taxonomy Extension Presentation Linkable Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

May 10, 2016	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chairman of the Board of Directors, and Chief Executive Officer
(Principal Executive Officer)

May 10, 2016	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President, Chief Administrative Officer, and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)