Form 10-Q
period 2016-06-30
PRA GROUP INC
filed 2016-08-09
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑   NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☑   NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☑
The number of shares of the registrant's common stock outstanding as of August 5, 2016 was 46,343,827.

Part I. Financial Information
Item 1. Financial Statements

PRA Group, Inc.
Consolidated Balance Sheets
June 30, 2016 and December 31, 2015
(unaudited)
(Amounts in thousands)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$117,071	$71,372
Investments	66,560	73,799
Finance receivables, net	2,399,949	2,202,113
Other receivables, net	30,079	30,771
Income taxes receivable	13,871	1,717
Net deferred tax asset	15,713	13,068
Property and equipment, net	46,852	45,394
Goodwill	544,337	495,156
Intangible assets, net	32,655	23,788
Other assets	38,509	33,389
Total assets	$3,305,596	$2,990,567
Liabilities and Equity
Liabilities:
Accounts payable	$3,719	$4,190
Accrued expenses	79,202	95,380
Income taxes payable	20,888	21,236
Net deferred tax liability	276,360	261,498
Interest-bearing deposits	58,041	46,991
Borrowings	1,912,283	1,717,129
Other liabilities	19,922	4,396
Total liabilities	2,370,415	2,150,820
Equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares, 0	—	—
Common stock, par value $0.01, authorized shares, 100,000, issued and outstanding shares, 46,341 at June 30, 2016; 100,000 authorized shares, 46,173 issued and outstanding shares at December 31, 2015	463	462
Additional paid-in capital	66,838	64,622
Retained earnings	1,032,709	964,270
Accumulated other comprehensive loss	(213,933)	(228,861)
Total stockholders' equity - PRA Group, Inc.	886,077	800,493
Noncontrolling interest	49,104	39,254
Total equity	935,181	839,747
Total liabilities and equity	$3,305,596	$2,990,567
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the three and six months ended June 30, 2016 and 2015
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Income recognized on finance receivables, net	$204,008	$220,064	$410,515	$448,467
Fee income	22,347	13,878	38,613	26,931
Other revenue	2,101	3,255	4,210	7,005
Total revenues	228,456	237,197	453,338	482,403
Operating expenses:
Compensation and employee services	64,793	68,320	131,558	133,591
Legal collection fees	15,098	14,114	28,048	27,805
Legal collection costs	18,799	19,556	35,981	40,410
Agency fees	11,309	7,784	22,193	16,045
Outside fees and services	15,876	12,466	31,684	25,263
Communication	8,423	8,073	18,305	18,491
Rent and occupancy	4,038	3,479	7,834	7,039
Depreciation and amortization	6,085	4,916	12,155	9,526
Other operating expenses	11,279	9,610	21,930	19,188
Total operating expenses	155,700	148,318	309,688	297,358
Income from operations	72,756	88,879	143,650	185,045
Other income and (expense):
Interest expense	(20,569)	(13,452)	(40,528)	(28,228)
Foreign exchange gain	2,029	3,584	179	10,373
Income before income taxes	54,216	79,011	103,301	167,190
Provision for income taxes	17,348	27,586	33,580	57,630
Net income	36,868	51,425	$69,721	$109,560
Adjustment for net income attributable to noncontrolling interest	412	—	1,282	—
Net income attributable to PRA Group, Inc.	$36,456	$51,425	$68,439	$109,560
Net income per common share attributable to PRA Group, Inc.:
Basic	$0.79	$1.06	$1.48	$2.26
Diluted	$0.79	$1.06	$1.48	$2.25
Weighted average number of shares outstanding:
Basic	46,333	48,325	46,288	48,525
Diluted	46,402	48,529	46,387	48,790
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the three and six months ended June 30, 2016 and 2015
(unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$36,868	$51,425	$69,721	$109,560
Other comprehensive (loss)/income:
Change in foreign currency translation	(12,980)	25,112	23,714	(37,587)
Total other comprehensive income	23,888	76,537	93,435	71,973
Comprehensive income attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	412	—	1,282	—
Change in foreign currency translation	4,818	—	8,786	—
Comprehensive income attributable to noncontrolling interest	5,230	—	10,068	—
Comprehensive income attributable to PRA Group, Inc.	$18,658	$76,537	$83,367	$71,973
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statement of Changes in Equity
For the six months ended June 30, 2016
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2015	46,173	$462	$64,622	$964,270	$(228,861)	$39,254	$839,747
Components of comprehensive income:
Net income	—	—	—	68,439	—	1,282	69,721
Foreign currency translation adjustment	—	—	—	—	14,928	8,786	23,714
Distributions paid to noncontrolling interest	—	—	—	—	—	(218)	(218)
Vesting of nonvested shares	168	1	(1)	—	—	—	—
Amortization of share-based compensation	—	—	6,136	—	—	—	6,136
Tax deficiency from share-based compensation	—	—	(1,477)	—	—	—	(1,477)
Employee stock relinquished for payment of taxes	—	—	(2,442)	—	—	—	(2,442)
Balance at June 30, 2016	46,341	$463	$66,838	$1,032,709	$(213,933)	$49,104	$935,181
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2016 and 2015
(unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$69,721	$109,560
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	6,136	7,665
Depreciation and amortization	12,155	9,526
Amortization of debt discount and issuance costs	5,436	2,104
Deferred tax expense	8,450	7,272
Net foreign currency transaction (gain)	(481)	(10,373)
Changes in operating assets and liabilities:
Other assets	1,908	(407)
Other receivables, net	1,139	(5,484)
Accounts payable	(766)	(515)
Income taxes payable, net	(14,485)	(2,842)
Accrued expenses	(22,352)	(20,424)
Other liabilities	15,499	(28)
Net cash provided by operating activities	82,360	96,054
Cash flows from investing activities:
Purchases of property and equipment	(9,450)	(5,523)
Acquisition of finance receivables, net of buybacks	(538,122)	(387,858)
Collections applied to principal on finance receivables	361,020	340,904
Business acquisitions, net of cash acquired	(65,176)	—
Purchase of investments	—	(43,007)
Proceeds from sales and maturities of investments	8,837	43,648
Net cash used in investing activities	(242,891)	(51,836)
Cash flows from financing activities:
Tax (deficiency)/benefit from share-based compensation	(1,477)	4,140
Proceeds from lines of credit	645,362	326,039
Principal payments on lines of credit	(465,426)	(234,400)
Repurchases of common stock	—	(77,802)
Distributions paid to noncontrolling interest	(218)	—
Principal payments on long-term debt	(10,000)	(37,500)
Payments of debt issuance costs	(8,552)	(5,000)
Net increase in interest-bearing deposits	10,220	7,176
Net cash provided by/(used in) financing activities	169,909	(17,347)
Effect of exchange rate on cash	36,321	(9,721)
Net increase in cash and cash equivalents	45,699	17,150
Cash and cash equivalents, beginning of period	71,372	39,661
Cash and cash equivalents, end of period	$117,071	$56,811
Supplemental disclosure of cash flow information:
Cash paid for interest	$30,469	$22,866
Cash paid for income taxes	39,572	49,557
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
The following table shows the amount of revenue generated for the three and six months ended June 30, 2016 and 2015 and long-lived assets held at June 30, 2016 and 2015 for the United States, the Company's country of domicile, and outside of the United States (amounts in thousands):

	As Of And For The		As Of And For The
	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$165,639	$35,542	$184,191	$35,931
Outside the United States	62,817	11,310	53,006	10,284
Total	$228,456	$46,852	$237,197	$46,215

	As Of And For The		As Of And For The
	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$336,146	$35,542	$368,862	$35,931
Outside the United States	117,192	11,310	113,541	10,284
Total	$453,338	$46,852	$482,403	$46,215
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment. The Company reports revenues earned from its debt purchasing and collection activities and its fee-based services. It is impracticable for the Company to report further breakdowns of revenues from external customers by product or service.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated balance sheet as of June 30, 2016, its consolidated income statements and statements of comprehensive income/(loss) for the three and six months ended June 30, 2016 and 2015, its consolidated statement of changes in stockholders' equity for the six months ended June 30, 2016, and its consolidated statements of cash flows for the six months ended June 30, 2016 and 2015. The consolidated income statements of the Company for the three and six months ended June 30, 2016 may not be indicative of future results. Certain prior period amounts have been reclassified for consistency with the current period presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2015 Annual Report on Form 10-K, filed on February 26, 2016.

PRA Group, Inc.
Notes to Consolidated Financial Statements

2. Finance Receivables, net:
Changes in finance receivables, net for the three and six months ended June 30, 2016 and 2015 were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$2,377,077	$1,954,772	$2,202,113	$2,001,790
Acquisitions of finance receivables (1)	245,477	204,030	581,856	387,858
Foreign currency translation adjustment	(39,411)	23,310	(23,000)	(36,192)
Cash collections	(387,202)	(389,624)	(771,535)	(789,371)
Income recognized on finance receivables, net	204,008	220,064	410,515	448,467
Cash collections applied to principal and net allowance charges	(183,194)	(169,560)	(361,020)	(340,904)
Balance at end of period	$2,399,949	$2,012,552	$2,399,949	$2,012,552

(1)	Acquisitions of finance receivables are net of buybacks and include certain capitalized acquisition related costs.
At the time of acquisition, the life of each pool is estimated based on projected amounts and timing of future cash collections using the proprietary models of the Company.
Based upon current projections, cash collections applied to principal on finance receivables as of June 30, 2016 are estimated to be as follows for the twelve months in the periods ending June 30, (amounts in thousands):

2017	$651,557
2018	524,675
2019	402,713
2020	320,795
2021	216,193
2022	121,244
2023	59,031
2024	49,815
2025	29,281
2026	15,436
Thereafter	9,209
Total	$2,399,949
At June 30, 2016, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $113.3 million; at December 31, 2015, the amount was $21.0 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Changes in accretable yield for the three and six months ended June 30, 2016 and 2015 were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$2,879,750	$2,504,156	$2,727,204	$2,513,185
Income recognized on finance receivables, net	(204,008)	(220,064)	(410,515)	(448,467)
Additions	199,691	173,888	459,940	346,270
Reclassifications from nonaccretable difference	91,003	49,729	89,968	168,981
Foreign currency translation adjustment	(35,010)	30,938	64,829	(41,322)
Balance at end of period	$2,931,426	$2,538,647	$2,931,426	$2,538,647
The following is a summary of activity within the Company's valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$124,588	$87,796	$114,861	$86,166
Allowance charges	13,422	4,910	23,440	7,595
Reversal of previously recorded allowance charges	(502)	(25)	(622)	(1,080)
Net allowance charges	12,920	4,885	22,818	6,515
Foreign currency translation adjustment	(756)	—	$(927)	$—
Ending balance	$136,752	$92,681	$136,752	$92,681
3. Investments:
Investments consist of the following at June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016	December 31, 2015
Available-for-sale
Securitized assets	$4,258	$4,649
Government bonds and fixed income funds	652	3,405
Held-to-maturity
Securitized assets	46,004	50,247
Other investments
Private equity funds	15,646	15,498
Total investments	$66,560	$73,799
Available-for-Sale
Investments in securitized assets: The Company holds a majority interest in a closed-end Polish investment fund. The fund was formed in December 2014 to acquire portfolios of nonperforming consumer loans in Poland. The Company's investment consists of a 100% interest in the Series B certificates and a 20% interest in the Series C certificates. Each certificate comes with one vote and is governed by a co-investment agreement. Series C certificates, which share equally in the residual profit of the fund, are accounted for as debt securities classified as available-for-sale and are stated at fair value. Income is recognized using the effective yield method. There was no revenue recorded during the three and six months ended June 30, 2016 from this investment.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
If the fair value of the investment falls below its carrying amount and the decline is deemed to be other than temporary, the investment is written down, with a corresponding charge to earnings. The underlying securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments. Accordingly, it is difficult to accurately predict the final maturity date of these investments. Revenues recognized on these investments are recorded in the Other Revenue line item in the income statement. During the three and six months ended June 30, 2016, revenues recognized on these investments were $1.6 million and $3.2 million, respectively. During the three and six months ended June 30, 2015, revenues recognized on these investments were $1.9 million and $3.1 million respectively.
Other Investments
Investments in private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 3% interest and are carried at cost. Distributions received from the partnerships are included in other revenue. Distributions received in excess of the Company's proportionate share of accumulated earnings are applied as a reduction of the cost of the investment. Distributions received from investments carried at cost were $0.3 million and $0.6 million during the three and six months ended June 30, 2016. Distributions received from investments carried at cost were $3.1 million and $5.1 million during the three and six months ended June 30, 2015.
The amortized cost and estimated fair value of available-for sale and held-to-maturity investments at June 30, 2016 and December 31, 2015 were as follows (amounts in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Securitized assets	$5,223	$—	$965	$4,258
Government bonds and fixed income funds	652	—	—	652
Held-to-maturity
Securitized assets	46,004	4,817	—	50,821

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Securitized assets	$5,855	$—	$1,206	$4,649
Government bonds and fixed income funds	3,405	—	—	3,405
Held-to-maturity
Securitized assets	50,247	5,366	—	55,613

PRA Group, Inc.
Notes to Consolidated Financial Statements

4. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	June 30, 2016	December 31, 2015
Domestic and Canadian revolving credit	$593,703	$541,799
Term loan	160,000	170,000
Note payable	169,938	169,938
Multicurrency revolving credit	716,324	576,433
Polish revolving credit	4,868	—
Convertible senior notes	287,500	287,500
Bonds payable	6,476	—
Less: Debt discount and issuance costs	(26,526)	(28,541)
Total	$1,912,283	$1,717,129
The following principal payments are due on the Company's borrowings as of June 30, 2016 for the twelve month periods ending June 30, (amounts in thousands):

2017	$211,282
2018	179,614
2019	10,000
2020	10,000
2021	1,527,913
Total	$1,938,809
The Company believes it was in compliance with the covenants of its material financing arrangements as of June 30, 2016 and December 31, 2015.
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
The total credit facility under the Credit Agreement includes an aggregate principal amount of $958.0 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $160.0 million term loan, (ii) a $748.0 million domestic revolving credit facility, and (iii) a $50 million Canadian revolving credit facility. The Company's domestic revolving credit facility includes an optional increase in commitments for a $20 million swingline loan sublimit and a $125.0 million accordion feature, and also provides for up to $20 million of letters of credit that would reduce amounts available for borrowing. The facility matures on the earlier of December 21, 2020 or 91 days prior to the maturity of the Notes. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (b) Bank of America's prime rate, and (c) the Eurodollar rate plus 1.00%. As of June 30, 2016, the unused portion of the domestic and Canadian revolving credit facilities was $204.3 million. Considering borrowing base restrictions, as of June 30, 2016, the amount available to be drawn was $178.9 million. On July 18, 2016, the Company paid the outstanding principal balance plus accrued interest due on the note payable of $169.9 million incurred in connection with the acquisition of Aktiv Kapital AS ("Aktiv") which was funded mainly by a draw on its domestic revolving credit facility.

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
The Company's outstanding borrowings under this credit facility at June 30, 2016 consisted of $160.0 million on the term loan with an annual interest rate of 2.96% and $593.7 million on the revolving credit facilities with a weighted average interest rate of 3.01%. At December 31, 2015, the Company's outstanding borrowings on this credit facility consisted of $170.0 million on the term loan with an annual interest rate of 2.92% and $541.8 million on the revolving credit facilities with a weighted average interest rate of 2.89%.
Note Payable
In conjunction with the closing of the Aktiv business acquisition on July 16, 2014, the Company entered into a $169.9 million promissory note with an affiliate of the seller. On December 30, 2015, the Company exercised its option to extend the maturity date of the promissory note to July 19, 2016. The promissory note bears interest at the three-month London Interbank Offered Rate ("LIBOR") plus 3.75%. The quarterly interest due can be paid or added into the promissory note balance at the Company's option. At June 30, 2016, the balance due on the note was $169.9 million with an annual interest rate of 4.40%. On July 18, 2016, the Company paid the outstanding principal balance due of $169.9 million plus accrued interest.
Multicurrency Revolving Credit Facility
On October 23, 2014, the Company entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (such agreement as later amended or modified, the "Multicurrency Revolving Credit Agreement").  On February 19, 2016, the Company entered into a Second Amendment to the Multicurrency Revolving Credit Agreement which provided for, (i) the extension of the final repayment date to February 19, 2021, (ii) an increase to the total commitments from $750 million to $900 million, subject to certain requirements, and (iii) an ERC ratio (as defined in the Multicurrency Revolving Credit Agreement) ranging from 32.2% to 38.7% depending on the mix of portfolios owned, subject to the payment of additional associated fees.
Under the terms of the Multicurrency Revolving Credit Agreement, the credit facility includes an aggregate amount of $900 million (subject to the borrowing base), accrues interest at the Interbank Offered Rate ("IBOR") plus 2.50-3.30% (as determined by the ERC Ratio as defined in the Multicurrency Revolving Credit Agreement), bears an unused line fee of 35% of the margin, currently 1.16% per annum, payable monthly in arrears, and matures on February 19, 2021. The Multicurrency Revolving Credit Agreement also includes an Overdraft Facility aggregate amount of $40 million (subject to the borrowing base), accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per annum, payable quarterly in arrears, and also matures February 19, 2021. As of June 30, 2016, the unused portion of the Multicurrency Revolving Credit Agreement (including the Overdraft Facility) was $223.7 million. Considering borrowing base restrictions and other covenants, as of June 30, 2016, the amount available to be drawn under the Multicurrency Revolving Credit Agreement (including the Overdraft Facility) was $19.4 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

•
the GIBD Ratio (as defined in the Multicurrency Revolving Credit Agreement) in Europe cannot exceed 3.0 to 1.0 as of the end of any fiscal quarter (except for the quarters ended March 31 and June 30, 2016, for which the GIBD Ratio could not exceed 3.75 to 1.0 and 3.25 to 1.0, respectively);

•	interest bearing deposits in AK Nordic AB cannot exceed SEK 500,000,000;

•	cash collections must exceed 95% of Europe's ERC for the same set of portfolios, measured monthly on a quarterly basis.
At June 30, 2016, the outstanding balance on the Multicurrency Revolving Credit Agreement was $716.3 million, with a weighted average annual interest rate of 3.65%. At December 31, 2015, the outstanding balance on the Multicurrency Revolving Credit Agreement was $576.4 million, with a weighted average annual interest rate of 3.64%.
Convertible Senior Notes
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of the Company's 3.00% Convertible Senior Notes (the "Notes"). The Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "Indenture") between the Company and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are senior unsecured obligations of the Company and mature on August 1, 2020. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year. Prior to February 1, 2020, the Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the Notes will be convertible at any time. Upon conversion, the Notes may be settled, at the Company's option, in cash, shares of the Company's common stock, or any combination thereof. Holders of the Notes have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may, under certain circumstances, be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. The conversion rate for the Notes is initially 15.2172 shares per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $65.72 per share of the Company's common stock, and is subject to adjustment in certain circumstances pursuant to the Indenture. The Company does not have the right to redeem the Notes prior to maturity. As of June 30, 2016, none of the conditions allowing holders of the Notes to convert their Notes had occurred.
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
The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	June 30, 2016	December 31, 2015
Liability component - principal amount	$287,500	$287,500
Unamortized debt discount	(20,193)	(22,402)
Liability component - net carrying amount	$267,307	$265,098
Equity component	$31,306	$31,306

PRA Group, Inc.
Notes to Consolidated Financial Statements

The debt discount is being amortized into interest expense over the remaining life of the Notes using the effective interest rate, which is 4.92%.
Interest expense related to the Notes was as follows for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense - stated coupon rate	$2,156	$2,156	$4,312	$4,312
Interest expense - amortization of debt discount	1,109	1,056	2,209	2,104
Total interest expense - convertible senior notes	$3,265	$3,212	$6,521	$6,416
Polish Revolving Credit and Bonds Payable
With the acquisition of DTP S.A. ("DTP") in the second quarter of 2016, the Company assumed the outstanding debt of DTP which included revolving credit facilities and bonds. As of June 30, 2016, the outstanding balance on the revolving credit facilities was $4.9 million, with a weighted average interest rate of 4.4%. On July 29, 2016, the Company repaid the outstanding balance on the facilities and any fees and terminated the credit facilities. As of June 30, 2016, the outstanding balance of the bonds was $6.5 million, with a weighted average interest rate of 6.1%. Of the $6.5 million, $2.3 million matures on August 22, 2016 and $4.2 million matures on June 25, 2017.
5. Property and Equipment, net:
Property and equipment, at cost, consisted of the following as of the dates indicated (amounts in thousands):

	June 30, 2016	December 31, 2015
Software	$66,222	$62,198
Computer equipment	22,495	21,109
Furniture and fixtures	15,177	11,888
Equipment	14,029	12,874
Leasehold improvements	15,028	15,112
Building and improvements	7,277	7,235
Land	1,296	1,296
Accumulated depreciation and amortization	(94,672)	(86,318)
Property and equipment, net	$46,852	$45,394
Depreciation and amortization expense relating to property and equipment for the three and six months ended June 30, 2016 was $4.3 million and $8.6 million, respectively. Depreciation and amortization expense relating to property and equipment for the three and six months ended June 30, 2015 was $3.9 million and $7.7 million, respectively.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

At June 30, 2016 and 2015, the carrying value of goodwill was $544.3 million and $503.0 million, respectively. The following table represents the changes in goodwill for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period:
Goodwill	$531,267	$503,050	$501,553	$533,842
Accumulated impairment loss	(6,397)	(6,397)	(6,397)	(6,397)
	524,870	496,653	495,156	527,445
Changes:
Acquisitions	22,776	—	27,518	—
Foreign currency translation adjustment	(3,309)	6,348	21,663	(24,444)
Net change in goodwill	19,467	6,348	49,181	(24,444)

Goodwill	550,734	509,398	550,734	509,398
Accumulated impairment loss	(6,397)	(6,397)	(6,397)	(6,397)
Balance at end of period:	$544,337	$503,001	$544,337	$503,001
The $22.8 million addition to goodwill during the three months ended June 30, 2016, was attributable to the acquisition of DTP. The goodwill recognized from the DTP acquisition is not expected to be deductible for U.S. income tax purposes.

The $27.5 million addition to goodwill during the six months ended June 30, 2016, was attributable to the acquisition of DTP during the second quarter and the acquisition of Recovery Management Systems Corporation ("RMSC") in the first quarter. The goodwill recognized from the RMSC acquisition is expected to be deductible for U.S. income tax purposes.
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
Total share-based compensation expense was $2.7 million and $6.1 million for the three and six months ended June 30, 2016, respectively. Total share-based compensation expense was $3.6 million and $7.7 million for the three and six months ended June 30, 2015, respectively. Tax benefits resulting from tax deductions in excess of cumulative compensation cost and related deferred tax asset recognized under the provisions of FASB ASC Topic 718 "Compensation-Stock Compensation" ("ASC 718"), or windfall tax benefits, are credited to additional paid-in capital in the Company's Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $0.1 million and $2.5 million for the three and six months ended June 30, 2016 and $0.3 million and $7.8 million for the three and six months ended June 30, 2015, respectively.
Nonvested Shares
As of June 30, 2016, total future compensation costs related to nonvested share awards (not including nonvested shares granted under the Long-Term Incentive ("LTI") Program) is estimated to be $9.3 million with a weighted average remaining life for all nonvested shares of 1.8 years (not including nonvested shares granted under the LTI program). With the exception of the awards made pursuant to the LTI program and a few employee and director grants, the nonvested shares vest ratably over three to five years and are expensed over the respective vesting period for the awards.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following summarizes all nonvested share transactions, excluding those related to the LTI program, from December 31, 2014 through June 30, 2016 (share amounts in thousands):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2014	339	$47.34
Granted	100	53.29
Vested	(151)	42.15
Canceled	(4)	47.49
December 31, 2015	284	52.20
Granted	186	28.42
Vested	(90)	46.30
Canceled	(47)	53.05
June 30, 2016	333	$40.36
The total grant date fair value of shares vested during the three and six months ended June 30, 2016 was $0.8 million and$4.2 million, respectively. The total grant date fair value of shares vested during the three and six months ended June 30, 2015 was $0.7 million and $3.5 million, respectively.
Long-Term Incentive Program
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company.
The following summarizes all LTI program share transactions from December 31, 2014 through June 30, 2016 (share amounts in thousands):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2014	488	$30.52
Granted at target level	132	52.47
Adjustments for actual performance	122	34.59
Vested	(252)	20.21
Canceled	(7)	40.05
December 31, 2015	483	42.80
Granted at target level	240	28.98
Adjustments for actual performance	(67)	34.59
Vested	(176)	34.59
Canceled	(41)	44.80
June 30, 2016	439	$39.60
The total grant date fair value of shares vested during both the three and six months ended June 30, 2016 was $6.1 million. The total grant date fair value of shares vested during both the three and six months ended June 30, 2015 was $5.1 million.
At June 30, 2016, total future compensation expenses, assuming the current estimated performance levels are achieved, related to nonvested share awards granted under the LTI program are estimated to be approximately $8.5 million. The Company assumed a forfeiture rate for these grants between 7.5%-10% and the remaining shares have a weighted average life of 1.2 years at June 30, 2016.

PRA Group, Inc.
Notes to Consolidated Financial Statements

8. Income Taxes:
The Company follows the guidance of FASB ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
For tax purposes, the Company utilizes the cost recovery method of accounting. Under the cost recovery method, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before taxable income is recognized. The Internal Revenue Service ("IRS") examined the Company's 2005 through 2012 tax returns and has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its position, and believes cost recovery to be an acceptable tax revenue recognition method for the Company's industry. The Company has received Notices of Deficiency for tax years ended December 31, 2005 through 2012. The proposed deficiencies relate to the cost recovery method of tax accounting. In response to the notices, the Company filed petitions in the U.S. Tax Court (the "Tax Court") challenging the deficiencies. On July 10, 2015 and July 21, 2015, the IRS filed Motions for Summary Judgment for tax years 2008 through 2012 and 2005 through 2007, respectively. On November 12, 2015 the Tax Court denied the IRS's Motions for Summary Judgment and set this matter for trial to begin on September 19, 2016. On July 5, 2016, the Tax Court granted the IRS’s Motion for Continuance filed on June 28, 2016. On July 14, 2016, the Tax Court set the trial to begin on May 15, 2017.
If the Company is unsuccessful in the Tax Court and any potential appeals, it may be required to pay the related deferred taxes, and possibly interest and penalties. At June 30, 2016 and December 31, 2015, deferred tax liabilities related to this matter were $252.4 million and $251.7 million, respectively. Any adverse determination on this matter could result in the Company amending state tax returns for prior years, increasing its taxable income in those states. The Company files tax returns in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. At June 30, 2016 and December 31, 2015, the Company's estimate of the potential federal and state interest was $100.7 million and $91.0 million, respectively.
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
At June 30, 2016, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2005 through 2012 tax years are suspended until a decision of the Tax Court becomes final.
The Company intends for predominantly all foreign earnings to be permanently reinvested in its foreign operations. If foreign earnings were repatriated, the Company would need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $77.9 million and $51.5 million as of June 30, 2016 and December 31, 2015, respectively.
9. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72, which did not occur during the period from which the Notes were issued on August 13, 2013 through June 30, 2016. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the tax benefit that would be realized upon assumed exercise.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the three and six months ended June 30, 2016 and 2015 (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2016			2015
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$36,456	46,333	$0.79	$51,425	48,325	$1.06
Dilutive effect of nonvested share awards		69	—		204	—
Diluted EPS	$36,456	46,402	$0.79	$51,425	48,529	$1.06

	For the Six Months Ended June 30,
	2016			2015
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$68,439	46,288	$1.48	$109,560	48,525	$2.26
Dilutive effect of nonvested share awards		99	—		265	(0.01)
Diluted EPS	$68,439	46,387	$1.48	$109,560	48,790	$2.25
There were no antidilutive options outstanding for the three and six months ended June 30, 2016 and 2015.
10. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements, most of which expire on December 31, 2017, with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as bonuses that are based on the attainment of specific management goals. At June 30, 2016, estimated future compensation under these agreements is approximately $15.4 million. The agreements also contain confidentiality and non-compete provisions. Outside the United States, employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $15.4 million total above.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at June 30, 2016 total approximately $57.4 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at June 30, 2016 is approximately $329.9 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at June 30, 2016, excluding the potential interest associated with the IRS matter described below, is from $0 to $81 million.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities. The Company has not recorded any potential recoveries under the Company's insurance policies or third-party indemnities as of June 30, 2016.
The matters described below fall outside of the normal parameters of the Company's routine legal proceedings.
Telephone Consumer Protection Act Litigation
The Company has been named as defendant in a number of putative class action cases, each alleging that the Company violated the Telephone Consumer Protection Act ("TCPA") by calling consumers' cellular telephones without their prior express consent. On December 21, 2011, the U.S. Judicial Panel on Multi-District Litigation entered an order transferring these matters into one consolidated proceeding in the U.S. District Court for the Southern District of California (the "Court"). On November 14, 2012, the putative class plaintiffs filed their amended consolidated complaint in the matter, now styled as In re Portfolio Recovery Associates, LLC Telephone Consumer Protection Act Litigation, case No. 11-md-02295 (the "MDL action"). Following the ruling of the U.S. Federal Communications Commission on June 10, 2015 on various petitions concerning the TCPA, the Court lifted the stay of these matters that had been in place since May 20, 2014. In January 2016, the parties reached a settlement agreement in principle ("the Settlement Agreement") under which the parties agreed to seek court approval of class certification and the proposed settlement. As required by the Settlement Agreement, which remains subject to final court approval, the parties sought preliminary Court approval of the Settlement Agreement, and the Company paid $18 million to resolve the MDL action during second quarter of 2016. The Company had fully accrued for the settlement amount as of December 31, 2015.
Internal Revenue Service Audit
The IRS examined the Company's 2005 through 2012 tax returns and has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its position, and believes cost recovery to be an acceptable tax revenue recognition method for the Company's industry. The Company has received Notices of Deficiency for tax years ended December 31, 2005 through 2012. The proposed deficiencies relate to the cost recovery method of tax accounting for finance receivables. In response to the notices, the Company filed petitions in the Tax Court challenging the deficiencies. On July 10, 2015 and July 21, 2015, the IRS filed Motions for Summary Judgment for tax years 2008 through 2012 and 2005 through 2007, respectively. On November 12, 2015, the Tax Court denied the IRS's Motions for Summary Judgment and set this matter for trial to begin on September 19, 2016. On July 5, 2016, the Tax Court granted the IRS’s Motion for Continuance filed on June 28, 2016. On July 14, 2016, the Tax Court set the trial to begin on May 15, 2017. If the Company is unsuccessful in the Tax Court and any potential appeals, it may ultimately be required to pay the related deferred taxes, and possibly interest and penalties. Deferred tax liabilities related to this matter were $252.4 million at June 30, 2016. Any adverse determination on this matter could result in the Company amending state tax returns for prior years, increasing its taxable income in those states. The Company files tax returns in multiple state jurisdictions; therefore, any

PRA Group, Inc.
Notes to Consolidated Financial Statements

underpayment of state tax will accrue interest in accordance with the respective state statute. The Company's estimate of the potential federal and state interest is $100.7 million as of June 30, 2016, which has not been accrued.
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
The carrying amounts of the financial instruments in the following table are recorded in the consolidated balance sheets at June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$117,071	$117,071	$71,372	$71,372
Held-to-maturity investments	46,004	50,821	50,247	55,613
Other investments	15,646	14,763	15,498	16,803
Finance receivables, net	2,399,949	2,882,793	2,202,113	2,704,432
Financial liabilities:
Interest-bearing deposits	58,041	58,041	46,991	46,991
Revolving lines of credit	1,314,895	1,314,895	1,118,232	1,118,232
Term loans	160,000	160,000	170,000	170,000
Notes and bonds payable	176,414	176,414	169,938	169,938
Convertible senior notes	267,307	224,057	265,098	241,126

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
Notes and bonds payable: The carrying amount approximates fair value due to the short-term nature of the loan terms and the observable quoted prices for similar instruments in active markets. Accordingly, the Company uses Level 2 inputs for its fair value estimates.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at June 30, 2016 and December 31, 2015 (amounts in thousands):

	Fair Value Measurements as of June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments	$652	$—	$4,258	$4,910
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	4,640	—	4,640

	Fair Value Measurements as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments	$3,405	$—	$4,649	$8,054
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	1,601	—	1,601
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
In April 2015, FASB issued ASU 2015-03, "Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis. The Company adopted ASU 2015-03 in the first quarter of 2016. Upon adoption, the Company reclassified its debt issuance costs from "Other assets" to "Borrowings" in its Consolidated Balance Sheets which did not have a material impact on the Company's Consolidated Financial Statements.
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
In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13"). ASU 2016-13 requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

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

•
"Insolvency" accounts or portfolios refer to accounts or portfolios of receivables that are in an insolvent status when we purchase them and as such are purchased as a pool of insolvent accounts. These include Individual Voluntary Arrangements ("IVAs"), Trust Deeds in the United Kingdom, Consumer Proposals in Canada and bankruptcy accounts in the United States, Canada, Germany and the United Kingdom.

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
We are headquartered in Norfolk, Virginia, and as of June 30, 2016 employ 3,816 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA."
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
Earnings Summary
During the three months ended June 30, 2016, net income attributable to PRA Group, Inc. was $36.5 million, or $0.79 per diluted share, compared with $51.4 million, or $1.06 per diluted share, in the three months ended June 30, 2015. Total revenues decreased 3.7% to $228.5 million in the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Revenues in the three months ended June 30, 2016 consisted of $204.0 million in income recognized on finance receivables, net, $22.3 million in fee income and $2.1 million in other revenue. Income recognized on finance receivables, net, in the three months ended June 30, 2016 decreased $16.1 million, or 7.3%, over the three months ended June 30, 2015, primarily as a result of an $8.0 million increase in net allowance charges and a $2.4 million decrease in cash collections. During the three months ended June 30, 2016, we incurred $12.9 million in net allowance charges, compared with $4.9 million in the three months ended June 30, 2015. Our finance receivables amortization rate, including net allowance charges/reversals, was 47.3% for the three months ended June 30, 2016 compared to 43.5% for the three months ended June 30, 2015. Our finance receivables amortization rate, excluding net allowance charges/reversals, was 44.0% for the three months ended June 30, 2016 compared to 42.3% for the three months ended June 30, 2015. Cash collections, which drive our finance receivable income, were $387.2 million in the three months ended June 30, 2016, down 0.6%, or $2.4 million, as compared to the three months ended June 30, 2015.
Fee income increased to $22.3 million during the three months ended June 30, 2016 from $13.9 million in the three months ended June 30, 2015. This was primarily due to an increase in fee income related mainly to one case by Claims Compensation Bureau, LLC (“CCB”) and increases in fee income generated by PRA Location Services, LLC (“PLS”), PRA Government Services, LLC (“PGS), RMSC, our recently acquired Insolvency business, and RCB Investimentos S.A. (“RCB”), which we acquired in the third quarter of 2015. This was offset by a decrease in fee income from PRA Europe which is due primarily to an expected decline in the amount of contingent fee work provided to us by debt owners.

A summary of the sources of our revenue during the three months ended June 30, 2016 and 2015 is presented below (amounts in thousands):

	For the Three Months Ended June 30,
	2016	2015
Cash collections	$387,202	$389,624
Amortization of investment	(170,274)	(164,675)
Net allowance charges	(12,920)	(4,885)
Income recognized on finance receivables, net	204,008	220,064
Fee income	22,347	13,878
Other revenue	2,101	3,255
Total revenues	$228,456	$237,197
Operating expenses were $155.7 million for the three months ended June 30, 2016, an increase of $7.4 million or 5.0%, as compared to the three months ended June 30, 2015.
During the three months ended June 30, 2016 and 2015, we acquired finance receivables portfolios at an approximate cost of $249.5 million and $208.4 million, respectively. In any period, we acquire nonperforming loans that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions during any quarter; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period's buying.

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Income recognized on finance receivables, net	89.3%	92.8%	90.6%	92.9%
Fee income	9.8%	5.8%	8.5%	5.6%
Other revenue	0.9%	1.4%	0.9%	1.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	28.4%	28.8%	29.0%	27.7%
Legal collection fees	6.6%	6.0%	6.2%	5.8%
Legal collection costs	8.2%	8.2%	7.9%	8.4%
Agency fees	5.0%	3.3%	4.9%	3.3%
Outside fees and services	6.9%	5.3%	7.0%	5.2%
Communication	3.7%	3.4%	4.0%	3.8%
Rent and occupancy	1.8%	1.5%	1.7%	1.5%
Depreciation and amortization	2.7%	2.1%	2.7%	2.0%
Other operating expenses	4.9%	4.1%	4.8%	4.0%
Total operating expenses	68.2%	62.5%	68.3%	61.6%
Income from operations	31.8%	37.5%	31.7%	38.4%
Other income and (expense):
Interest expense	(9.0)%	(5.7)%	(8.9)%	(5.9)%
Foreign exchange gain	0.9%	1.5%	—%	2.2%
Income before income taxes	23.7%	33.3%	22.8%	34.7%
Provision for income taxes	7.6%	11.6%	7.4%	11.9%
Net income	16.1%	21.7%	15.4%	22.7%
Adjustment for net income attributable to noncontrolling interest	0.2%	—%	0.3%	—%
Net income attributable to PRA Group, Inc.	16.0%	21.7%	15.1%	22.7%
Three Months Ended June 30, 2016 Compared To Three Months Ended June 30, 2015
Revenues
Total revenues were $228.5 million for the three months ended June 30, 2016, a decrease of $8.7 million, or 3.7%, compared to total revenues of $237.2 million for the three months ended June 30, 2015.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $204.0 million for the three months ended June 30, 2016, a decrease of $16.1 million, or 7.3%, compared to income recognized on finance receivables, net, of $220.1 million for the three months ended June 30, 2015. The decrease was primarily the result of an $8.0 million increase in net allowance charges and a $2.4 million decrease in cash collections. The decrease in cash collections was mainly caused by a decrease in our Insolvency portfolio collections offset by an increase in our collections in Europe. During the three months ended June 30, 2016, we incurred $12.9 million in net allowance charges, compared with $4.9 million in the three months ended June 30, 2015. Our finance receivables amortization rate, including net allowance charges/reversals, was 47.3% for the three months ended June 30, 2016 compared to 43.5% for the three months ended June 30, 2015. Our finance receivables amortization rate, excluding net allowance charges/reversals, was 44.0% for the three months ended June 30, 2016 compared to 42.3% for the three months ended June 30, 2015. Cash collections, which drive our finance receivable income, were $387.2 million in the three months ended June 30, 2016, down $2.4 million, or 0.6%, as compared to the three months ended June 30, 2015.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield on portfolios purchased during the period to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company's increase in its estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio's original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield. During the three months ended June 30, 2016, the Company reclassified $91.0 million from nonaccretable difference to accretable yield primarily due to increased cash collection forecasts relating to pools acquired from 2009-2015. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company's decrease in its estimates of future cash flows and allowance charges that exceed the Company's increase in its estimate of future cash flows. During the three months ended June 30, 2015, the Company reclassified $49.7 million from nonaccretable difference to accretable yield primarily due to increased cash collection forecasts relating to pools acquired from 2007-2014.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances which are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended June 30, 2016, we recorded net allowance charges of $12.9 million. On our domestic Core portfolios, we recorded net allowance charges of $12.5 million on portfolios purchased mainly between 2012-2014. We also recorded allowance charges of $0.4 million on our European portfolios.
For the three months ended June 30, 2015, we recorded net allowance charges of $4.9 million. On our domestic Core portfolios, we recorded net allowance charges of $4.1 million on portfolios purchased mainly in 2012. On our Insolvency portfolios, we recorded allowance charges of $0.1 million on our domestic portfolios. We also recorded an allowance charge of $0.7 million on our legacy UK portfolios which were purchased in 2013, prior to the Aktiv acquisition. No allowance charges or reversals were recorded during the period on the portfolios acquired from Aktiv or purchased by PRA Europe.
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
Fee Income
Fee income increased to $22.3 million in the three months ended June 30, 2016 from $13.9 million in the three months ended June 30, 2015, primarily due to an increase in fee income by CCB, mainly related to one case, as well as increases in fee income generated by PLS and PGS. Additional fee income was generated by RMSC, which we acquired in the first quarter of 2016, and RCB, which we acquired in the third quarter of 2015. This was offset by a decrease in fee income from PRA Europe which is due primarily to an expected decline in the amount of contingent fee work provided to us by debt owners.
Other Revenue
Other revenue decreased to $2.1 million in the three months ended June 30, 2016 from $3.3 million in the three months ended June 30, 2015, primarily due to a decrease in revenue generated by our investments.
Operating Expenses
Operating expenses were $155.7 million for the three months ended June 30, 2016, an increase of $7.4 million or 5.0% compared to operating expenses of $148.3 million for the three months ended June 30, 2015. This increase was primarily due to an increase in outside fees and services and agency fees. Operating expenses were 38.0% of cash receipts for the three months ended June 30, 2016 compared to 36.8% for the three months ended June 30, 2015.

Compensation and Employee Services
Compensation and employee services expenses were $64.8 million for the three months ended June 30, 2016, a decrease of $3.5 million, or 5.1%, compared to compensation and employee services expenses of $68.3 million for the three months ended June 30, 2015. The decrease in compensation and employee services expenses was mainly due to a decrease in discretionary bonus and other incentive compensation expenses, including share-based compensation expenses. Total full-time equivalents remained relatively unchanged at 3,816 as of June 30, 2016, compared to 3,820 as of June 30, 2015. Compensation and employee services expenses as a percentage of cash receipts decreased to 15.8% for the three months ended June 30, 2016, from 16.9% of cash receipts for the three months ended June 30, 2015.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party collection attorneys. Legal collection fees were $15.1 million for the three months ended June 30, 2016, compared to legal collection fees of $14.1 million for the three months ended June 30, 2015. The increase is attributable to an increase in legal collection fees incurred by our European operations. Legal collection fees were 3.7% of cash receipts for the three months ended June 30, 2016 compared to 3.5% of cash receipts for the three months ended June 30, 2015.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of nonperforming loans. Legal collection costs were $18.8 million for the three months ended June 30, 2016, a decrease of $0.8 million, or 4.1%, compared to legal collection costs of $19.6 million for the three months ended June 30, 2015. Between 2012 and 2015, we expanded the number of accounts brought into the legal collection process resulting in increased legal collections costs. This expansion has subsided over the last several quarters which led to the decrease in the current period. Legal collection costs for the three months ended June 30, 2016 were 4.6% of cash receipts, compared to 4.8% for the three months ended June 30, 2015.
Agency Fees
Agency fees primarily represent third party collection fees and costs paid to repossession agents to repossess vehicles. Agency fees were $11.3 million for the three months ended June 30, 2016, compared to $7.8 million for the three months ended June 30, 2015. This increase was mainly attributable to third-party collection fees incurred by our international operations where we utilize third party agencies.
Outside Fees and Services
Outside fees and services expenses were $15.9 million for the three months ended June 30, 2016, an increase of $3.4 million, or 27.2%, compared to outside fees and services expenses of $12.5 million for the three months ended June 30, 2015. This increase was primarily due to a $2.1 million dollar increase in consulting fees and a $1.6 million increase in corporate legal expenses.
Communication
Communication expenses were $8.4 million for the three months ended June 30, 2016, compared to communication expenses of $8.1 million for the three months ended June 30, 2015. None of the increase was attributable to any significant identifiable items.
Rent and Occupancy
Rent and occupancy expenses were $4.0 million for the three months ended June 30, 2016, an increase of $0.5 million, or 14.3%, compared to rent and occupancy expenses of $3.5 million for the three months ended June 30, 2015. The increase was primarily due to additional rental expenses incurred as a result of our acquisition of RCB, RMSC and DTP as well as the additional rent expense associated with the expansion of our headquarters in Norfolk, Virginia.
Depreciation and Amortization
Depreciation and amortization expenses were $6.1 million for the three months ended June 30, 2016, an increase of $1.2 million, or 24.5%, compared to depreciation and amortization expenses of $4.9 million for the three months ended June 30, 2015. The increase was primarily due to the amortization expense incurred on intangible assets acquired in connection with the acquisition of RCB and RMSC.

Other Operating Expenses
Other operating expenses were $11.3 million for the three months ended June 30, 2016, an increase of $1.7 million, or 17.7%, compared to other operating expenses of $9.6 million for the three months ended June 30, 2015. The increase was primarily due to a $1.0 increase in software related expenses. None of the remaining increase was attributable to any significant identifiable items.
Interest Expense
Interest expense was $20.6 million during the three months ended June 30, 2016, an increase of $7.1 million or 52.6%, compared to $13.5 million for the three months ended June 30, 2015. The increase was primarily due to an increase in average borrowing during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Net Foreign Currency Transaction Gains
Net foreign currency transaction gains were $2.0 million for the three months ended June 30, 2016 compared to net foreign currency transaction gains of $3.6 million for the three months ended June 30, 2015. In any given period, our foreign entities conduct operations in currencies different from their functional currency which generate foreign currency transaction gains and losses.
Provision for Income Taxes
Provision for income taxes was $17.3 million for the three months ended June 30, 2016, a decrease of $10.3 million, or 37.3%, compared to provision for income taxes of $27.6 million for the three months ended June 30, 2015. The decrease is primarily due to a 31.4% decrease in income before taxes for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. During the three months ended June 30, 2016, our effective tax rate was 32.0%, compared to 34.9% for the three months ended June 30, 2015. The decrease in the effective tax rate was due primarily to the changes in projected taxable income between various tax jurisdictions.
We intend for predominantly all foreign earnings to be permanently reinvested in our foreign operations. If foreign earnings were repatriated, we would need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $77.9 million and $29.5 million as of June 30, 2016 and 2015, respectively.
Six Months Ended June 30, 2016 Compared To Six Months Ended June 30, 2015
Revenues
Total revenues were $453.3 million for the six months ended June 30, 2016, a decrease of $29.1 million, or 6.0%, compared to total revenues of $482.4 million for the six months ended June 30, 2015.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $410.5 million for the six months ended June 30, 2016, a decrease of $38.0 million, or 8.5%, compared to income recognized on finance receivables, net, of $448.5 million for the six months ended June 30, 2015. The decrease was primarily due to a $16.3 million increase in net allowance charges in addition to a decrease in cash collections on our finance receivables to $771.5 million for the six months ended June 30, 2016, from $789.4 million for the six months ended June 30, 2015, a decrease of $17.9 million, or 2.3%. The decrease in cash collections was mainly caused by a decrease in our Insolvency portfolio collections offset by an increase in our collections in Europe. Our finance receivables amortization rate, including net allowance charges, was 46.8% for the six months ended June 30, 2016 compared to 43.2% for the six months ended June 30, 2015.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield on portfolios purchased during the period to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company's increase in its estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio's original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield. During the six months ended June 30, 2016 and 2015, the Company reclassified $90.0 million and $169.0 million, respectively, from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts relating to pools acquired from 2009-2015. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company's decrease in its estimates of future cash flows and allowance charges that exceed the Company's increase in its estimate of future cash flows.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances which are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the six months ended June 30, 2016, we recorded net allowance charges of $22.8 million. On our domestic Core portfolios, we recorded net allowance charges of $19.6 million on portfolios purchased between 2011 and 2014. On our Insolvency portfolios, we recorded net allowance charges of $0.4 million on our domestic portfolios. We also recorded net allowance charges of $2.8 million on our foreign portfolios, primarily on our UK portfolios. For the six months ended June 30, 2015, we recorded net allowance charges of $6.5 million. On our domestic Core portfolios, we recorded allowance reversals of $0.8 million on portfolios purchased between 2006 and 2008, offset by allowance charges of $6.8 million on portfolios purchased between 2010 and 2012. On our Insolvency portfolios, we recorded net allowance reversals of $0.2 million on our domestic portfolios. We also recorded an allowance charge of $0.7 million on our UK portfolios purchased in 2013.
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
Fee Income
Fee income increased to $38.6 million in the six months ended June 30, 2016 from $26.9 million in the six months ended June 30, 2015, primarily due to an increase in fee income by CCB, mainly related to one case, as well as increases in fee income generated by PLS and PGS and the fee income generated by our newly acquired Insolvency business, RMSC, which we acquired in the first quarter of 2016, and the fee income generated by RCB, which we acquired in the third quarter of 2015. This was offset by a decrease in fee income from PRA Europe which is due primarily to an expected decline in the amount of contingent fee work provided to us by debt owners.
Other Revenue
Other revenue decreased to $4.2 million in the six months ended June 30, 2016 from $7.0 million in the six months ended June 30, 2015, primarily due to a decrease in revenue earned on our investments.
Operating Expenses
Operating expenses were $309.7 million for the six months ended June 30, 2016, an increase of $12.3 million or 4.1% compared to operating expenses of $297.4 million for the six months ended June 30, 2015. This increase was due primarily to a $6.4 million increase in outside fees and services, a $6.1 million increase in agency fees, a $2.7 million increase in other operating expenses and a $2.7 million increase in depreciation and amortization. This was offset by a $4.4 million decrease in legal collection costs and $2.0 million decrease in compensation and employee services. Operating expenses were 38.2% of cash receipts for the six months ended June 30, 2016 compared to 36.4% for the six months ended June 30, 2015.
Compensation and Employee Services
Compensation and employee services expenses were $131.6 million for the six months ended June 30, 2016, a decrease of $2.0 million, or 1.5% compared to compensation and employee services expenses of $133.6 million for the six months ended June 30, 2015. The decrease in compensation and employee services expenses was mainly due to a decrease in discretionary bonus and other incentive compensation expenses, including share-based compensation expenses. Total full-time equivalents remained relatively unchanged at 3,816 as of June 30, 2016, compared to 3,820 as of June 30, 2015. Compensation and employee services expenses as a percentage of cash receipts decreased to 16.2% for the six months ended June 30, 2016, from 16.4% of cash receipts for the six months ended June 30, 2015.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party collection attorneys. Legal collection fees were $28.0 million for the six months ended June 30, 2016, an increase of $0.2 million, or 0.7%, compared to legal collection fees of $27.8 million for the six months ended June 30, 2015. Legal collection fees as a percentage of cash receipts were 3.5% for the six months ended June 30, 2016 and 3.4% six months ended June 30, 2015.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of nonperforming loans. Legal collection costs were $36.0 million for the six months ended June 30, 2016, a decrease of $4.4 million, or 10.9%, compared to legal collection costs of $40.4 million for the six months ended June 30, 2015. Between 2012 and 2015, we expanded the number of accounts brought into the legal collection process resulting in increased legal collection costs. This expansion has subsided over the last several quarters which led to the decrease in the current period. Legal collection costs for the six months ended June 30, 2016 were 4.4% of cash receipts, compared to 5.0% for the six months ended June 30, 2015.
Agency Fees
Agency fees primarily represent third party collection fees and costs paid to repossession agents to repossess vehicles. Agency fees were $22.2 million for the six months ended June 30, 2016, compared to $16.0 million for the six months ended June 30, 2015. This increase was mainly attributable to third-party collection fees incurred by our international operations where we utilize third party agencies.
Outside Fees and Services
Outside fees and services expenses were $31.7 million for the six months ended June 30, 2016, an increase of $6.4 million, or 25.3%, compared to outside fees and services expenses of $25.3 million for the six months ended June 30, 2015. This increase was primarily due to a $3.4 million dollar increase in corporate legal expenses and a $3.1 million increase in consulting fees.
Communication
Communication expenses were $18.3 million for the six months ended June 30, 2016, a decrease of $0.2 million, or 1.1%, compared to communication expenses of $18.5 million for the six months ended June 30, 2015. None of the decrease was attributable to any significant identifiable items.
Rent and Occupancy
Rent and occupancy expenses were $7.8 million for the six months ended June 30, 2016, an increase of $0.8 million, or 11.4%, compared to rent and occupancy expenses of $7.0 million for the six months ended June 30, 2015. The increase was primarily due to additional rental expenses incurred as a result of our acquisition of RCB, RMSC and DTP as well as the additional rent expense associated with the expansion of our headquarters in Norfolk, Virginia.
Depreciation and Amortization
Depreciation and amortization expenses were $12.2 million for the six months ended June 30, 2016, an increase of $2.7 million, or 28.4%, compared to depreciation and amortization expenses of $9.5 million for the six months ended June 30, 2015. The increase was primarily due to the amortization expense incurred on intangible assets acquired in connection with the acquisition of RCB and RMSC.
Other Operating Expenses
Other operating expenses were $21.9 million for the six months ended June 30, 2016, an increase of $2.7 million, or 14.1%, compared to other operating expenses of $19.2 million for the six months ended June 30, 2015. The increase was primarily due to the $0.8 increase in software related expenses, a $1.2 million increase in taxes, fees and licenses and a $0.6 million increase in repairs and maintenance expenses.
Interest Expense
Interest expense was $40.5 million and $28.2 million for the six months ended June 30, 2016 and 2015, respectively. The increase was primarily due to an increase in average borrowings during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Net Foreign Currency Transaction Gains
Net foreign currency transaction gains were $0.2 million for the six months ended June 30, 2016 compared to net foreign currency transaction gains of $10.4 million for the six months ended June 30, 2015. In any given period, our foreign entities conduct operations in currencies different from their functional currency which generate foreign currency transaction gains and losses.
Provision for Income Taxes
Provision for income taxes was $33.6 million for the six months ended June 30, 2016, a decrease of $24.0 million, or 41.7%, compared to provision for income taxes of $57.6 million for the six months ended June 30, 2015. The decrease is primarily due to a 38.2% decrease in income before taxes for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. During the six months ended June 30, 2016, our effective tax rate was 32.5%, compared to 34.5% for the six months ended June 30, 2015.The decrease in the effective tax rate was due primarily to the changes in projected taxable income between various tax jurisdictions.
We intend for predominantly all foreign earnings to be permanently reinvested in our foreign operations. If foreign earnings were repatriated, we would need to accrue and pay taxes; however, foreign tax credits would be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $77.9 million and $29.5 million as of June 30, 2016 and 2015, respectively.

Supplemental Performance Data
Finance Receivables Portfolio Performance
The following tables show certain data related to our finance receivables portfolio. These tables describe the purchase price, actual cash collections and estimates of future cash collections, income recognized on finance receivables (gross and net of allowance charges/(reversals)), principal amortization, allowance charges/(reversals), net finance receivable balances, and the ratio of total estimated collections to purchase price (which we refer to as purchase price multiple) as well as the original purchase price multiple. Certain adjustments, as noted in the footnotes to these tables, have been made to reduce the impact of foreign currency fluctuations on purchase price multiples.
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

Multiples Tables Amounts in thousands

Purchase Period	Purchase Price (3)	Net Finance Receivables (4)	ERC-Historical Period Exchange Rates (5)	Total Estimated Collections (6)	ERC-Current Period Exchange Rates (7)	Current Estimated Purchase Price Multiple	Original Estimated Purchase Price Multiple (2)
Americas-Core
1996 - 2005	$368,600	$3,334	$19,070	$1,408,360	$19,070	382%	250%
2006	90,038	4,015	10,181	198,315	10,181	220%	225%
2007	179,835	10,537	35,461	449,326	35,461	250%	227%
2008	166,505	11,643	31,031	380,550	31,031	229%	220%
2009	125,174	3,925	50,401	461,152	50,401	368%	252%
2010	148,255	10,888	79,030	539,822	79,030	364%	247%
2011	209,794	24,386	122,964	722,503	122,964	344%	245%
2012	254,709	59,324	191,681	700,213	191,681	275%	226%
2013	391,688	142,619	410,431	1,023,824	410,431	261%	211%
2014 (1)	406,470	203,772	559,694	1,008,899	553,926	248%	204%
2015	447,450	336,679	698,659	937,296	702,087	209%	205%
2016 YTD	271,701	254,584	494,340	533,833	499,518	196%	196%
Subtotal	3,060,219	1,065,706	2,702,943	8,364,093	2,705,781
Americas-Insolvency
2004 - 2005	36,770	—	241	58,680	241	160%	148%
2006	17,627	21	372	32,474	372	184%	139%
2007	78,524	204	1,005	106,513	1,005	136%	150%
2008	108,579	901	2,053	169,549	2,053	156%	163%
2009	156,000	—	7,621	473,638	7,621	304%	214%
2010	208,977	143	11,096	550,579	11,096	263%	184%
2011	180,637	2,885	13,534	366,459	13,534	203%	155%
2012	251,754	27,723	48,927	377,511	48,927	150%	136%
2013	228,110	60,493	87,644	338,810	87,644	149%	133%
2014	149,077	68,228	93,246	204,836	93,111	137%	124%
2015	64,334	56,549	67,363	79,444	67,363	123%	125%
2016 YTD	57,202	52,985	63,700	68,930	63,700	121%	121%
Subtotal	1,537,591	270,132	396,802	2,827,423	396,667
Total Americas	4,597,810	1,335,838	3,099,745	11,191,516	3,102,448
Europe-Core
2012	20,457	54	429	31,963	354	156%	187%
2013	20,371	1,411	2,738	22,141	2,212	109%	119%
2014 (1)	798,172	462,628	1,383,233	2,014,036	1,199,962	252%	208%
2015	423,858	328,238	621,403	721,986	577,370	170%	160%
2016 YTD	239,523	231,039	396,645	406,874	391,644	170%	170%
Subtotal	1,502,381	1,023,370	2,404,448	3,197,000	2,171,542
Europe-Insolvency
2014	10,878	4,993	10,335	17,165	9,306	158%	129%
2015	19,532	13,983	23,798	28,858	21,330	148%	139%
2016 YTD	22,655	21,765	29,120	29,808	28,471	132%	132%
Subtotal	53,065	40,741	63,253	75,831	59,107
Total Europe	1,555,446	1,064,111	2,467,701	3,272,831	2,230,649
Total PRA Group	$6,153,256	$2,399,949	$5,567,446	$14,464,347	$5,333,097

(1)	The amount reflected in the Purchase Price column includes the acquisition date finance receivable portfolios in Canada and Europe that were acquired in connection with the Aktiv acquisition.

(2)	The Original Estimated Purchase Price multiple represents the initial estimated full year purchase price multiple in the year of acquisition.

(3)
For our international amounts, purchase price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

(4)	For our international amounts, Net Finance Receivables are presented at the June 30, 2016 exchange rate.

(5)	For our international amounts, ERC-Historical Period Exchange Rates is presented at the period-end exchange rate for the respective quarter of purchase.

(6)	For our international amounts, Total Estimated Collections is presented at the period end exchange rate for the respective quarter of purchase.

(7)	For our international amounts, ERC-Current Period Exchange Rates is presented at the June 30, 2016 exchange rate.

Portfolio Financial Information Amounts in thousands

Purchase Period	Purchase Price (3)	Cash Collections (2)	Gross Revenue (2)	Amortization (2)	Allowance (2)	Net Revenue (2)	Net Finance Receivables (4)
Americas-Core
1996 - 2005	$368,600	$5,356	$4,810	$546	$125	$4,685	$3,334
2006	90,038	1,491	953	538	—	953	4,015
2007	179,835	5,227	3,786	1,441	295	3,491	10,537
2008	166,505	5,197	3,265	1,932	(200)	3,465	11,643
2009	125,174	9,125	7,513	1,612	—	7,513	3,925
2010	148,255	14,220	10,888	3,332	(225)	11,113	10,888
2011	209,794	27,893	21,918	5,975	620	21,298	24,386
2012	254,709	34,577	25,678	8,899	3,375	22,303	59,324
2013	391,688	69,904	50,524	19,380	14,700	35,824	142,619
2014 (1)	406,470	98,745	62,120	36,625	1,103	61,017	203,772
2015	447,450	121,882	61,430	60,452	94	61,336	336,679
2016 YTD	271,701	39,695	20,399	19,296	—	20,399	254,584
Subtotal	3,060,219	433,312	273,284	160,028	19,887	253,397	1,065,706
Americas-Insolvency
2004 - 2005	36,770	33	20	13	—	20	—
2006	17,627	70	37	33	(20)	57	21
2007	78,524	163	73	90	(100)	173	204
2008	108,579	390	133	257	—	133	901
2009	156,000	1,483	1,483	—	—	1,483	—
2010	208,977	3,240	3,162	78	490	2,672	143
2011	180,637	25,846	14,998	10,848	—	14,998	2,885
2012	251,754	33,365	14,606	18,759	—	14,606	27,723
2013	228,110	34,364	13,634	20,730	—	13,634	60,493
2014	149,077	23,513	8,767	14,746	(78)	8,845	68,228
2015	64,334	8,685	2,397	6,288	—	2,397	56,549
2016 YTD	57,202	5,239	1,017	4,222	—	1,017	52,985
Subtotal	1,537,591	136,391	60,327	76,064	292	60,035	270,132
Total Americas	4,597,810	569,703	333,611	236,092	20,179	313,432	1,335,838
Europe-Core
2012	20,457	1,182	1,073	109	—	1,073	54
2013	20,371	746	450	296	256	194	1,411
2014 (1)	798,172	131,172	75,654	55,518	2,021	73,633	462,628
2015	423,858	53,667	16,252	37,415	362	15,890	328,238
2016 YTD	239,523	10,296	4,935	5,361	—	4,935	231,039
Subtotal	1,502,381	197,063	98,364	98,699	2,639	95,725	1,023,370
Europe-Insolvency
2014	10,878	1,975	549	1,426	—	549	4,993
2015	19,532	2,099	550	1,549	—	550	13,983
2016 YTD	22,655	695	259	436	—	259	21,765
Subtotal	53,065	4,769	1,358	3,411	—	1,358	40,741
Total Europe	1,555,446	201,832	99,722	102,110	2,639	97,083	1,064,111
Total PRA Group	$6,153,256	$771,535	$433,333	$338,202	$22,818	$410,515	$2,399,949

(1)	The amount reflected in the Purchase Price column includes the acquisition date finance receivable portfolios in Canada and Europe that were acquired in connection with the Aktiv acquisition.

(2)	For our international amounts, amounts are presented using the average exchange rates during the current reporting period.

(3)
For our international amounts, purchase price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(4)	For our international amounts, net finance receivables are presented at the June 30, 2016 exchange rate.

The following graph shows the purchase price of our portfolios by year since 2006.

*	Excludes the $27.9 million and $34.7 million investment in a securitized fund in Poland during the years ended December 31, 2015 and December 31, 2014, respectively.
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
We utilize a long-term approach to collecting our receivables. This approach has historically caused us to realize significant cash collections and revenues from purchased portfolios of finance receivables years after they are originally acquired. As a result, we have in the past been able to temporarily reduce our level of current period acquisitions without a material negative current period impact on cash collections and revenue.

The following tables, which exclude any proceeds from cash sales of finance receivables, illustrate historical cash collections, by year, on our portfolios.
Cash Collections by Year, By Year of Purchase (2) Amounts in thousands

Purchase Period	Purchase Price (3)	1996 - 2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016 YTD	Total
Americas-Core
1996 - 2005	$368,600	$649,674	$193,966	$152,002	$101,551	$74,323	$57,937	$47,892	$37,925	$27,395	$19,764	$14,259	$5,356	$1,382,044
2006	90,038	—	17,363	43,736	34,038	25,351	19,522	16,663	11,895	8,316	5,724	4,034	1,491	188,133
2007	179,835	—	—	39,412	87,039	69,175	60,230	50,996	39,585	28,244	19,759	14,198	5,227	413,865
2008	166,505	—	—	—	47,253	72,080	62,363	53,654	42,850	31,307	21,027	13,786	5,197	349,517
2009	125,174	—	—	—	—	40,703	95,627	84,339	69,385	51,121	35,555	24,896	9,125	410,751
2010	148,255	—	—	—	—	—	47,076	113,554	109,873	82,014	55,946	38,110	14,220	460,793
2011	209,794	—	—	—	—	—	—	61,971	174,461	152,908	108,513	73,793	27,893	599,539
2012	254,709	—	—	—	—	—	—	—	56,901	173,589	146,198	97,267	34,577	508,532
2013	391,688	—	—	—	—	—	—	—	—	101,614	247,849	194,026	69,904	613,393
2014 (1)	406,470	—	—	—	—	—	—	—	—	—	92,660	253,448	98,745	444,853
2015	447,450	—	—	—	—	—	—	—	—	—	—	116,951	121,882	238,833
2016 YTD	271,701	—	—	—	—	—	—	—	—	—	—	—	39,695	39,695
Subtotal	3,060,219	649,674	211,329	235,150	269,881	281,632	342,755	429,069	542,875	656,508	752,995	844,768	433,312	5,649,948
Americas-Insolvency
2004 - 2005	36,770	9,074	19,456	14,711	8,300	3,814	1,546	615	358	259	176	97	33	58,439
2006	17,627	—	5,608	9,455	6,522	4,398	2,972	1,526	665	419	261	205	70	32,101
2007	78,524	—	—	2,850	27,972	25,630	22,829	16,093	7,551	1,206	714	500	163	105,508
2008	108,579	—	—	—	14,024	35,894	37,974	35,690	28,956	11,650	1,884	1,034	390	167,496
2009	156,000	—	—	—	—	16,635	81,780	102,780	107,888	95,725	53,945	5,781	1,483	466,017
2010	208,977	—	—	—	—	—	39,486	104,499	125,020	121,717	101,873	43,649	3,240	539,484
2011	180,637	—	—	—	—	—	—	15,218	66,379	82,752	85,816	76,915	25,846	352,926
2012	251,754	—	—	—	—	—	—	—	17,388	103,610	94,141	80,079	33,365	328,583
2013	228,110	—	—	—	—	—	—	—	—	52,528	82,596	81,679	34,364	251,167
2014	149,077	—	—	—	—	—	—	—	—	—	37,045	50,880	23,513	111,438
2015	64,334	—	—	—	—	—	—	—	—	—	—	3,395	8,685	12,080
2016 YTD	57,202	—	—	—	—	—	—	—	—	—	—	—	5,239	5,239
Subtotal	1,537,591	9,074	25,064	27,016	56,818	86,371	186,587	276,421	354,205	469,866	458,451	344,214	136,391	2,430,478
Total Americas	4,597,810	658,748	236,393	262,166	326,699	368,003	529,342	705,490	897,080	1,126,374	1,211,446	1,188,982	569,703	8,080,426
Europe-Core
2012	20,457	—	—	—	—	—	—	—	11,604	8,995	5,641	3,175	1,182	30,597
2013	20,371	—	—	—	—	—	—	—	—	7,068	8,540	2,347	746	18,701
2014 (1)	798,172	—	—	—	—	—	—	—	—	—	153,180	291,980	131,172	576,332
2015	423,858	—	—	—	—	—	—	—	—	—	—	45,760	53,667	99,427
2016 YTD	239,523	—	—	—	—	—	—	—	—	—	—	—	10,296	10,296
Subtotal	1,502,381	—	—	—	—	—	—	—	11,604	16,063	167,361	343,262	197,063	735,353
Europe-Insolvency
2014	10,878	—	—	—	—	—	—	—	—	—	5	4,297	1,975	6,277
2015	19,532	—	—	—	—	—	—	—	—	—	—	2,954	2,099	5,053
2016 YTD	22,655	—	—	—	—	—	—	—	—	—	—	—	695	695
Subtotal	53,065	—	—	—	—	—	—	—	—	—	5	7,251	4,769	12,025
Total Europe	1,555,446	—	—	—	—	—	—	—	11,604	16,063	167,366	350,513	201,832	747,378
Total PRA Group	$6,153,256	$658,748	$236,393	$262,166	$326,699	$368,003	$529,342	$705,490	$908,684	$1,142,437	$1,378,812	$1,539,495	$771,535	$8,827,804

(1)	The amount reflected in the Purchase Price column includes the acquisition date finance receivable portfolios in Canada and Europe that were acquired in connection with the Aktiv acquisition.

(2)	For our international amounts, cash collections are presented using the average exchange rates during the cash collection period.

(3)
For our international amounts, purchase price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

Collections Productivity (Domestic Portfolio)
The following tables display various collections productivity measures that we track.
Cash Collections per Collector Hour Paid Domestic Portfolio

	Core cash collections (1)
	2016	2015	2014	2013	2012
First Quarter	$274	$247	$223	$193	$166
Second Quarter	269	245	220	190	169
Third Quarter	—	250	217	191	171
Fourth Quarter	—	239	203	190	150

	Total cash collections (2)
	2016	2015	2014	2013	2012
First Quarter	$358	$350	$337	$304	$258
Second Quarter	356	344	354	315	275
Third Quarter	—	343	338	310	279
Fourth Quarter	—	325	310	308	245

	Non-legal cash collections (3)
	2016	2015	2014	2013	2012
First Quarter	$303	$294	$282	$251	$216
Second Quarter	301	288	293	261	225
Third Quarter	—	287	280	259	230
Fourth Quarter	—	273	259	256	200

	Non-legal/non-insolvency cash collections (4)
	2016	2015	2014	2013	2012
First Quarter	$219	$191	$167	$140	$125
Second Quarter	214	188	158	137	120
Third Quarter	—	194	159	140	122
Fourth Quarter	—	187	151	138	105

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
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.
Cash Collections by Geography and Type Amounts in thousands

	2016		2015				2014
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Americas-Core	$213,741	$219,571	$195,835	$210,725	$218,838	$219,371	$185,921	$189,027
Americas-Insolvency	67,745	68,646	73,842	81,865	92,974	95,533	103,104	110,544
Europe-Core	102,972	94,091	97,149	85,635	76,602	83,876	84,398	73,172
Europe-Insolvency	2,744	2,025	2,545	2,528	1,210	967	5	—
Total Cash Collections	$387,202	$384,333	$369,371	$380,753	$389,624	$399,747	$373,428	$372,743
The following table provides additional details on the composition of our U.S. Core cash collections for the periods indicated.
Domestic Portfolio Core Cash Collections by Source Amounts in thousands

	2016		2015				2014
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Call Center and Other Collections	$119,568	$127,851	$108,979	$117,560	$121,148	$122,316	$95,784	$92,814
External Legal Collections	40,369	43,203	42,432	47,318	49,995	49,578	46,761	49,930
Internal Legal Collections	34,505	39,080	38,998	41,338	42,482	42,464	38,157	41,400
Total Domestic Core Cash Collections	$194,442	$210,134	$190,409	$206,216	$213,625	$214,358	$180,702	$184,144
Portfolio Purchasing
The following table displays our quarterly portfolio purchases for the periods indicated.
Portfolio Purchases by Geography and Type Amounts in thousands

	2016		2015				2014
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Americas-Core	$130,529	$136,057	$120,554	$90,912	$98,317	$138,498	$119,714	$118,018
Americas-Insolvency	33,723	22,952	20,589	9,300	19,111	16,437	24,949	38,535
Europe-Core (1) (2)	68,835	171,038	79,735	240,385	88,499	21,579	123,194	734,803
Europe-Insolvency	16,410	6,731	4,976	3,959	2,450	8,510	11,625	—
Total Portfolio Purchases	$249,497	$336,778	$225,854	$344,556	$208,377	$185,024	$279,482	$891,356

(1)	Excludes the $27.9 million and $34.7 million investment in a securitized fund in Poland during the years ended December 31, 2015 and December 31, 2014, respectively.

(2)	The amount reflected in Q3 of 2014 includes the nonperforming loan portfolios that were acquired as a result of the Aktiv acquisition.

Portfolio Purchases by Stratifications (Domestic Only)
The following table categorizes our life-to-date domestic portfolio purchases as of June 30, 2016 into major asset type, delinquency category, and geographic location.
Domestic Portfolio Purchases by Stratification, Life-To-Date Amounts in thousands

Stratifications	Number of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
Major Asset Type
Major Credit Cards	22,443	53%	$58,709,073	66%	$2,685,933	59%
Consumer Finance	6,719	16	8,762,000	10	165,649	4
Private Label Credit Cards	12,558	30	16,615,969	19	1,570,381	34
Auto Deficiency	682	1	4,862,621	5	165,714	3
Total	42,402	100%	88,949,663	100%	4,587,677	100%

Delinquency Category
Fresh	4,712	11%	10,173,987	11%	1,250,257	27%
Primary	5,551	13	10,487,203	12	694,887	15
Secondary	10,283	24	13,322,731	15	735,470	16
Tertiary	4,876	11	6,826,029	8	138,631	3
Insolvency	6,088	14	24,439,619	27	1,585,395	35
Other	10,892	27	23,700,094	27	183,037	4
Total	42,402	100%	88,949,663	100%	4,587,677	100%

Geographic Location
California	4,598	11%	11,655,206	13%	569,768	12%
Texas	5,602	13	9,454,965	11	405,305	9
Florida	3,413	8	8,299,049	9	403,067	9
New York	2,435	6	5,144,267	6	238,086	5
Ohio	1,914	5	3,347,602	4	186,910	4
Pennsylvania	1,565	4	3,273,399	4	171,196	4
Illinois	1,602	4	3,208,566	4	180,366	4
North Carolina	1,553	4	3,183,384	4	164,370	4
Georgia	1,413	3	2,953,444	3	177,711	4
Other (3)	18,307	42	38,429,781	42	2,090,898	45
Total	42,402	100%	$88,949,663	100%	$4,587,677	100%

(1)	Represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	Represents the cash paid to sellers to acquire portfolios of nonperforming loans and has not been reduced by any adjustments, including payments and buybacks.

(3)	Each state included in "Other" represents less than 2% of the face value of total life-to-date domestic purchases.
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

The total initial investment by the Polish investment fund in finance receivables is $62.6 million. The gross estimated remaining collections and gross total estimated collections, related to our proportional ownership of the fund are $97.1 million and $122.0 million, respectively at June 30, 2016.
Estimated Remaining Collections
The following chart shows our ERC by geographical region at June 30, 2016 (amounts in millions).
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
As of June 30, 2016, cash and cash equivalents totaled $117.1 million, compared to $71.4 million at December 31, 2015. Included in cash and cash equivalents are funds held on the behalf of others arising from the collection of accounts placed with us. The balance of the funds held on behalf of others was $19.9 million and $3.9 million at June 30, 2016 and December 31, 2015, respectively. There is an offsetting liability that is included in "Other liabilities" on our consolidated balance sheets. We had approximately $1.9 billion in borrowings outstanding as of June 30, 2016, with $430.7 million of availability under all of our credit facilities, subject to compliance with borrowing base and applicable debt covenants. Considering borrowing base restrictions and other covenants, the aggregate amount available to be drawn on all of our credit facilities was $201.0 million. See the "Borrowings" section below for more information.
Obligations during the twelve month period ending June 30, 2017 include forward flow portfolio purchase commitments, payment of the Note Payable, and payment of interest on our borrowings. We have in place forward flow and other commitments for the purchase of nonperforming loans in which the maximum amount that could be purchased is approximately $329.9 million as of June 30, 2016. We may also enter into new or renewed flow commitments and close on spot transactions in addition to the aforementioned flow agreements. We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit facilities will be sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, and additional portfolio purchasing during the next twelve months. Business acquisitions, adverse outcomes in pending litigation or higher than expected levels of portfolio purchasing could require additional financing from other sources.
For domestic income tax purposes, we recognize revenue from the collections of finance receivables using the cost recovery method. The IRS has audited and issued a Notices of Deficiency for the tax years ended December 31, 2005 through 2012. It has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. We have filed petitions in the U.S. Tax Court (the "Tax Court") challenging the deficiencies and believe we have sufficient support for the technical merits of our positions. On July 10, 2015 and July 21, 2015, the IRS filed Motions for Summary Judgment for tax years 2008 through 2012 and 2005 through 2007 respectively. On November 12, 2015, the Tax Court denied the IRS's Motions for Summary Judgment and set this matter for trial to begin on September 19, 2016. On July 5, 2016, the Tax Court granted the IRS’s Motion for Continuance filed on June 28, 2016. On July 14, 2016, the Tax Court set the trial to begin on May 15, 2017. If we are unsuccessful in the Tax Court and any potential appeals, we may ultimately be required to pay the related deferred taxes, and possibly interest and penalties, which may require additional financing from other sources. Deferred tax liabilities related to this matter were $252.4 million at June 30, 2016. Our estimate of the potential federal and state interest is $100.7 million as of June 30, 2016.
On October 22, 2015, our board of directors authorized a share repurchase program to purchase up to $125 million of our outstanding shares of common stock on the open market. Repurchases depend on prevailing market conditions and other factors. The repurchase program may be suspended or discontinued at any time. During 2015, we purchased 2,072,721 shares of our common stock under the new share repurchase program at an average price of $38.60 per share. At June 30, 2016, the maximum remaining purchase price for share repurchases under the new program is approximately $45.0 million.
Cash generated from operations is dependent upon our ability to collect on our finance receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our future cash flows.
Our operating activities provided cash of $82.4 million and $96.1 million for the six months ended June 30, 2016 and 2015, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections and fee income received for the period. In addition, changes in other accounts related to our operating activities impacted our cash from operations.
Our investing activities used cash of $242.9 million and $51.8 million during the six months ended June 30, 2016 and 2015, respectively. Cash used in investing activities is primarily driven by acquisitions of finance receivables, business acquisitions, and purchases of property and equipment. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. The majority of the change in cash used in investing activities was due to an increase in acquisitions of finance receivables, to $538.1 million for the six months ended June 30, 2016, from $387.9 million for the six months ended June 30, 2015. In addition, business acquisitions increased to $65.2 million for the six months ended June 30, 2016, from $0 for the six months ended June 30, 2015, and there were no purchases of investments in the current six month period compared with $43.0 million during the six months ended June 30, 2015. This was partially offset by an increase in collections applied to principal on finance receivables to $361.0 million for the six months ended June 30, 2016, from $340.9 million for the six months ended June 30, 2015.
Our financing activities provided cash of $169.9 million and used cash of $17.3 million during the six months ended June 30, 2016 and 2015, respectively. Cash for financing activities is normally provided primarily by draws on our line of credit. Cash used in financing activities is primarily driven by principal payments on our lines of credit, principal payments on long-term debt and repurchases of our common stock. The increase in cash provided by financing activities was primarily driven by an increase in net borrowings on our lines of credit of $179.9 million for the six months ended June 30, 2016, compared to $91.6 million during the six months ended June 30, 2015. This was partially offset by decreases in cash used in financing activities for repurchases of our common stock and principal payments on long-term debt compared to the prior year period. During the six months ended June 30, 2015, we repurchased $77.8 million of our common stock compared to $0 for the six months ended June 30, 2016. In addition, during the six months ended June 30, 2015, we had payments on long-term debt of $37.5 million compared to $10.0 million for the six months ended June 30, 2016.
Cash paid for interest was $30.5 million and $22.9 million for the six months ended June 30, 2016 and 2015, respectively. Interest was paid on our revolving credit facilities, long-term debt, convertible debt and interest rate swap agreements. The increase was the result of a higher average balance on our borrowings. Cash paid for income taxes was $39.6 million and $49.6 million for the six months ended June 30, 2016 and 2015, respectively.
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
The total credit facility under the Credit Agreement includes an aggregate principal amount of $958.0 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully funded $160.0 million term loan, (ii) a $748 million domestic revolving credit facility, and (iii) a $50 million Canadian revolving credit facility. Our revolving credit facility includes an optional increase in commitments for a $20 million swingline loan sublimit and a $125.0 million accordion feature, and also provides for up to $20 million of letters of credit that would reduce amounts available for borrowing. The facility matures on the earlier of December 21, 2020 or 91 days prior to the maturity of the Notes. As of June 30, 2016, the unused portion of the domestic and Canadian revolving credit facilities was $204.3 million. Considering borrowing base restrictions, as of June 30, 2016, the amount available to be drawn was $178.9 million. On July 18, 2016, we paid the outstanding balance plus accrued interest due on the note payable of $169.9 million incurred in connection with the acquisition of Aktiv which was funded mainly by a draw on our domestic revolving credit facility. The Credit Agreement is secured by a first priority lien on substantially all of our assets.
Borrowings outstanding under this credit facility at June 30, 2016 consisted of $160.0 million outstanding on the term loan with an annual interest rate of 2.96% and $593.7 million outstanding on the revolving credit facilities with a weighted average interest rate of 3.01%. At December 31, 2015, borrowings outstanding under this credit facility consisted of $170.0 million outstanding on the term loan with an annual interest rate of 2.92% and $541.8 million outstanding on the revolving credit facility with a weighted average interest rate of 2.89%.
Note Payable
In conjunction with the closing of the Aktiv business acquisition on July 16, 2014, we entered into a $169.9 million promissory note with an affiliate of the seller in the Aktiv transaction. On December 30, 2015, we exercised our option to extend the maturity date of the promissory note to July 19, 2016. The promissory note bears interest at the three-month London Interbank Offered Rate ("LIBOR") plus 3.75%. The quarterly interest due can be paid or added into the promissory note balance at our option. At June 30, 2016, the balance due on the promissory note was $169.9 million with an annual interest rate of 4.40%. On July 18, 2016, we paid the outstanding balance due of $169.9 million plus accrued interest.
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
Under the terms of the Multicurrency Revolving Credit Agreement, the credit facility includes an aggregate amount of $900.0 million (subject to the borrowing base), accrues interest at the IBOR plus 2.50-3.30% (as determined by the ERC Ratio as defined in the Multicurrency Revolving Credit Agreement), bears an unused line fee of 35% of the margin, currently 1.05% per annum, payable monthly in arrears, and matures on February 19, 2021. The Multicurrency Revolving Credit Agreement also includes an Overdraft Facility aggregate amount of $40.0 million (subject to the borrowing base), accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per annum, payable quarterly in arrears, and also matures February 19, 2021. As of June 30, 2016, the unused portion of the Multicurrency Revolving Credit Agreement (including the Overdraft Facility) was $223.7 million. Considering borrowing base restrictions and other covenants, as of June 30, 2016, the amount available to be drawn under the Multicurrency Revolving Credit Agreement (including the Overdraft Facility) was $19.4 million.
The Multicurrency Revolving Credit Agreement is secured by i) the shares of most of the subsidiaries of Aktiv, and ii) all intercompany loans to Aktiv's subsidiaries.
At June 30, 2016, the balance on the Multicurrency Revolving Credit Agreement was $716.3 million, with a weighted average annual interest rate of 3.65%. At December 31, 2015, the balance on the Multicurrency Revolving Credit Agreement was $576.4 million, with a weighted average annual interest rate of 3.64%.

Convertible Senior Notes
On August 13, 2013, we completed the private offering of $287.5 million in aggregate principal amount of the Notes. The Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "Indenture") between us and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are our senior unsecured obligations and mature on August 1, 2020. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning as of February 1, 2014. Prior to February 1, 2020, the Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the Notes will be convertible at any time. Upon conversion, the Notes may be settled, at our option, in cash, shares of our common stock, or any combination thereof. Holders of the Notes have the right to require us to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), we may, under certain circumstances, be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. The conversion rate for the Notes is initially 15.2172 shares per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $65.72 per share of our common stock, and is subject to adjustment in certain circumstances pursuant to the Indenture. We do not have the right to redeem the Notes prior to maturity. As of June 30, 2016, none of the conditions allowing holders of the Notes to convert their Notes had occurred.
Polish Revolving Credit and Bonds Payable
With the acquisition of DTP in the second quarter of 2016, we assumed the outstanding debt of DTP which included revolving credit facilities and bonds. As of June 30, 2016, the balance on the revolving credit facilities was $4.9 million, with a weighted average interest rate of 4.4%. On July 31, 2016, we repaid the outstanding balance on the facilities and any fees and terminated the credit facilities. As of June 30, 2016, the balance on the bonds was $6.5 million, with a weighted average interest rate of 6.1%. Of the $6.5 million, $2.3 million matures on August 22, 2016 and $4.2 million matures on June 25, 2017.
We believe we were in compliance with the covenants of our material financing arrangements as of June 30, 2016 and December 31, 2015.
Undistributed Earnings of Foreign Subsidiaries
We intend to use remaining accumulated and future undistributed earnings of foreign subsidiaries to expand operations outside the United States; therefore, such undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States. Accordingly, no provision for federal and state income tax has been provided thereon. If management's intentions change and eligible undistributed earnings of foreign subsidiaries are repatriated, we would be subject to additional U.S. income taxes, net of a possible adjustment for foreign tax credits, and withholding taxes payable to various foreign jurisdictions, where applicable. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed foreign earnings. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $77.9 million and $51.5 million as of June 30, 2016 and December 31, 2015, respectively. Refer to the Notes of the Consolidated Financial Statements for further information related to our income taxes and undistributed foreign earnings.
Stockholders' Equity Attributable to PRA Group, Inc.
Stockholders' equity attributable to PRA Group, Inc. was $886.1 million at June 30, 2016 and $800.5 million at December 31, 2015. The increase was primarily attributable to $68.4 million in net income during the six months ended June 30, 2016 and a $14.9 million increase in accumulated net foreign currency translation gains.

Contractual Obligations
Our contractual obligations as of June 30, 2016 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$57,387	$10,822	$18,847	$9,498	$18,220
Revolving credit (1)	1,503,946	51,108	215,649	1,237,189	—
Long-term debt (2)	721,919	216,021	77,381	428,517	—
Purchase commitments (3)	331,771	310,847	20,924	—	—
Employment agreements	15,375	8,833	6,542	—	—
Total	$2,630,398	$597,631	$339,343	$1,675,204	$18,220

(1)
This amount includes estimated interest and unused line fees due on our revolving credit and assumes that the outstanding balances on the revolving credit remain constant from the June 30, 2016 balances to maturity.

(2)	This amount includes scheduled interest and principal payments on our term loan, our note and bonds payable and our convertible debt.

(3)
This amount includes the maximum remaining amount to be purchased under forward flow and other contracts for the purchase of defaulted finance receivables in the amount of approximately $329.9 million.

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
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.6 billion as of June 30, 2016. Assuming a 25 basis point decrease in interest rates, for example, interest expense over the following twelve months would decrease by an estimated $3.3 million. Assuming a 50 basis point increase in interest rates, interest expense over the following twelve months would increase by an estimated $6.9 million.
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
The fair value of our interest rate swap agreements was a net liability of $4.6 million at June 30, 2016. A hypothetical 25 basis point decrease in interest rates would cause a decrease in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be a liability of $6.8 million at June 30, 2016. Conversely, a hypothetical 50 basis point increase in interest rates would cause an increase in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be a liability of $0.6 million at June 30, 2016.

Currency Exchange Risk
We operate internationally and enter into transactions denominated in foreign currencies, including the euro, the Great British pound, the Canadian dollar, Norwegian kroner, Swiss franc, Danish kroner, Swedish kroner, Polish zloty, and Brazilian real. In the three months ended June 30, 2016, we generated $62.8 million of revenues from operations outside the United States and used nine functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of June 30, 2016, refer to Note 10 "Commitments and Contingencies" of our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our 2015 Annual Report on Form 10-K filed with the SEC on February 26, 2016, except as follows:

The vote by the United Kingdom to leave the European Union, and the ultimate exit of the United Kingdom from the European Union, could adversely impact our business, results of operations and financial condition.

On June 23, 2016, the United Kingdom (“UK”) voted to leave the European Union (“EU”). Although the vote had no binding legal effect, it adversely impacted global markets and resulted in a decline in the value of the British pound as compared to the US dollar and other currencies. The UK’s actual exit from the EU, or Brexit, could take several years because the UK must first give notice to the EU of its intention to leave and the parties have two years from the date the notice is given to complete exit negotiations. However, perceptions concerning the impact of the UK’s withdrawal from the EU may adversely affect business activity, political stability and economic conditions in the UK, the EU and globally, which could in turn adversely affect European or worldwide political, regulatory, economic and financial market conditions.

As of June 30, 2016, the total ERC of our UK portfolios constituted approximately 14% of our consolidated ERC. We expect volatility in exchange rates in the short term as the UK negotiates its exit from the EU. A weaker British pound compared to the US dollar during a reporting period could cause local currency results of our UK operations to be translated into fewer US dollars. In the longer term, any impact from Brexit on our business, results of operations and financial condition will depend on the final terms negotiated by the UK and the EU, including arrangements concerning taxes and financial services regulation.
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

10.1	Employment Agreement, dated June 21, 2016, by and between Peter M. Graham and PRA Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 22, 2016).
31.1	Section 302 Certifications of Chief Executive Officer.
31.2	Section 302 Certifications of Chief Financial and Administrative Officer.
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial and Administrative Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkable Document
101.LAB	XBRL Taxonomy Extension Label Linkable Document
101.PRE	XBRL Taxonomy Extension Presentation Linkable Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

August 8, 2016	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chairman of the Board of Directors, and Chief Executive Officer
(Principal Executive Officer)

August 8, 2016	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President, Chief Administrative Officer, and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)