Form 10-Q
period 2016-09-30
PRA GROUP INC
filed 2016-11-08
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑   NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☑   NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☑
The number of shares of the registrant's common stock outstanding as of November 4, 2016 was 46,345,980.

Part I. Financial Information
Item 1. Financial Statements

PRA Group, Inc.
Consolidated Balance Sheets
September 30, 2016 and December 31, 2015
(unaudited)
(Amounts in thousands)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$91,791	$71,372
Investments	67,050	73,799
Finance receivables, net	2,392,408	2,202,113
Other receivables, net	24,299	30,771
Income taxes receivable	10,673	1,717
Net deferred tax asset	19,453	13,068
Property and equipment, net	44,354	45,394
Goodwill	560,505	495,156
Intangible assets, net	31,539	23,788
Other assets	37,275	33,389
Total assets	$3,279,347	$2,990,567
Liabilities and Equity
Liabilities:
Accounts payable	$2,808	$4,190
Accrued expenses	86,531	95,380
Income taxes payable	20,242	21,236
Net deferred tax liability	271,152	261,498
Interest-bearing deposits	88,719	46,991
Borrowings	1,816,600	1,717,129
Other liabilities	5,317	4,396
Total liabilities	2,291,369	2,150,820
Equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares, 0	—	—
Common stock, par value $0.01, authorized shares, 100,000, issued and outstanding shares, 46,344 at September 30, 2016; 100,000 authorized shares, 46,173 issued and outstanding shares at December 31, 2015	463	462
Additional paid-in capital	70,112	64,622
Retained earnings	1,067,015	964,270
Accumulated other comprehensive loss	(199,888)	(228,861)
Total stockholders' equity - PRA Group, Inc.	937,702	800,493
Noncontrolling interest	50,276	39,254
Total equity	987,978	839,747
Total liabilities and equity	$3,279,347	$2,990,567
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the three and nine months ended September 30, 2016 and 2015
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Income recognized on finance receivables, net	$202,639	$208,184	$613,154	$656,651
Fee income	17,597	17,803	56,210	44,734
Other revenue	1,748	3,443	5,958	10,448
Total revenues	221,984	229,430	675,322	711,833
Operating expenses:
Compensation and employee services	65,898	66,084	197,456	199,675
Legal collection fees	9,309	13,715	37,357	41,520
Legal collection costs	24,138	18,879	60,119	59,289
Agency fees	12,034	7,961	34,227	24,006
Outside fees and services	14,731	12,583	46,415	37,846
Communication	7,814	8,021	26,119	26,512
Rent and occupancy	3,875	3,684	11,709	10,723
Depreciation and amortization	6,184	5,413	18,339	14,939
Other operating expenses	10,513	38,963	32,443	58,151
Total operating expenses	154,496	175,303	464,184	472,661
Income from operations	67,488	54,127	211,138	239,172
Other income and (expense):
Interest expense	(19,310)	(16,787)	(59,838)	(45,015)
Foreign exchange gain/(loss)	5,004	(3,160)	5,183	7,213
Income before income taxes	53,182	34,180	156,483	201,370
Provision for income taxes	16,664	16,597	50,244	74,227
Net income	36,518	17,583	106,239	127,143
Adjustment for net income attributable to noncontrolling interest	2,212	187	3,494	187
Net income attributable to PRA Group, Inc.	$34,306	$17,396	$102,745	$126,956
Net income per common share attributable to PRA Group, Inc.:
Basic	$0.74	$0.36	$2.22	$2.62
Diluted	$0.74	$0.36	$2.21	$2.61
Weighted average number of shares outstanding:
Basic	46,343	48,265	46,307	48,438
Diluted	46,434	48,498	46,403	48,693
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the three and nine months ended September 30, 2016 and 2015
(unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$36,518	$17,583	$106,239	$127,143
Other comprehensive (loss)/income:
Change in foreign currency translation	13,721	(47,738)	37,435	(85,325)
Total other comprehensive income	50,239	(30,155)	143,674	41,818
Comprehensive income attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	2,212	187	3,494	187
Change in foreign currency translation	(324)	(7,466)	8,462	(7,466)
Comprehensive income attributable to noncontrolling interest	1,888	(7,279)	11,956	(7,279)
Comprehensive income attributable to PRA Group, Inc.	$48,351	$(22,876)	$131,718	$49,097
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statement of Changes in Equity
For the nine months ended September 30, 2016
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2015	46,173	$462	$64,622	$964,270	$(228,861)	$39,254	$839,747
Components of comprehensive income:
Net income	—	—	—	102,745	—	3,494	106,239
Foreign currency translation adjustment	—	—	—	—	28,973	8,462	37,435
Distributions paid to noncontrolling interest	—	—	—	—	—	(934)	(934)
Vesting of nonvested shares	171	1	(1)	—	—	—	—
Amortization of share-based compensation	—	—	9,468	—	—	—	9,468
Tax deficiency from share-based compensation	—	—	(1,499)	—	—	—	(1,499)
Employee stock relinquished for payment of taxes	—	—	(2,478)	—	—	—	(2,478)
Balance at September 30, 2016	46,344	$463	$70,112	$1,067,015	$(199,888)	$50,276	$987,978
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2016 and 2015
(unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$106,239	$127,143
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	9,468	11,535
Depreciation and amortization	18,339	14,939
Amortization of debt discount and issuance costs	7,450	3,178
Deferred tax (benefit)/expense	(724)	11,474
Net foreign currency transaction gain	(5,489)	(7,213)
Changes in operating assets and liabilities:
Other assets	3,531	(15,201)
Other receivables, net	7,181	(12,917)
Accounts payable	(1,479)	(2,762)
Income taxes payable, net	(12,333)	(13,405)
Accrued expenses	(14,822)	9,479
Other liabilities	565	(760)
Net cash provided by operating activities	117,926	125,490
Cash flows from investing activities:
Purchases of property and equipment	(11,542)	(10,520)
Acquisition of finance receivables, net of buybacks	(697,794)	(729,992)
Collections applied to principal on finance receivables	530,081	513,473
Business acquisitions, net of cash acquired	(66,961)	(1,423)
Purchase of investments	(380)	(45,513)
Proceeds from sales and maturities of investments	10,299	58,551
Net cash used in investing activities	(236,297)	(215,424)
Cash flows from financing activities:
Tax (deficiency)/benefit from share-based compensation	(1,499)	4,115
Proceeds from lines of credit	858,368	645,119
Principal payments on lines of credit	(895,161)	(406,259)
Repurchases of common stock	—	(85,502)
Distributions paid to noncontrolling interest	(934)	—
Principal payments on long-term debt	(187,264)	(43,624)
Proceeds from long-term debt	297,893	—
Payments of debt issuance costs	(17,526)	(5,000)
Net increase in interest-bearing deposits	40,198	20,612
Net cash provided by financing activities	94,075	129,461
Effect of exchange rate on cash	44,715	(10,077)
Net increase in cash and cash equivalents	20,419	29,450
Cash and cash equivalents, beginning of period	71,372	39,661
Cash and cash equivalents, end of period	$91,791	$69,111
Supplemental disclosure of cash flow information:
Cash paid for interest	$49,492	$38,344
Cash paid for income taxes	59,164	70,527
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
The following table shows the amount of revenue generated for the three and nine months ended September 30, 2016 and 2015, respectively, and long-lived assets held at September 30, 2016 and 2015, respectively, both for the United States, the Company's country of domicile, and outside of the United States (amounts in thousands):

	As Of And For The		As Of And For The
	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$153,114	$33,898	$176,038	$36,801
Outside the United States	68,870	10,456	53,392	9,304
Total	$221,984	$44,354	$229,430	$46,105

	As Of And For The		As Of And For The
	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$489,260	$33,898	$545,636	$36,801
Outside the United States	186,062	10,456	166,197	9,304
Total	$675,322	$44,354	$711,833	$46,105
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment. The Company reports revenues earned from its debt purchasing and collection activities and its fee-based services. It is impracticable for the Company to report further breakdowns of revenues from external customers by product or service.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated balance sheet as of September 30, 2016, its consolidated income statements and statements of comprehensive income/(loss) for the three and nine months ended September 30, 2016 and 2015, its consolidated statement of changes in equity for the nine months ended September 30, 2016, and its consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015. The consolidated income statements of the Company for the three and nine months ended September 30, 2016 may not be indicative of future results. Certain prior period amounts have been reclassified for consistency with the current period presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2015 Annual Report on Form 10-K, filed on February 26, 2016.

PRA Group, Inc.
Notes to Consolidated Financial Statements

2. Finance Receivables, net:
Changes in finance receivables, net for the three and nine months ended September 30, 2016 and 2015 were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$2,399,949	$2,012,552	$2,202,113	$2,001,790
Acquisitions of finance receivables (1)	159,546	342,134	741,402	729,992
Foreign currency translation adjustment	1,974	(14,939)	(21,026)	(51,131)
Cash collections	(371,700)	(380,753)	(1,143,235)	(1,170,124)
Income recognized on finance receivables, net	202,639	208,184	613,154	656,651
Cash collections applied to principal and net allowance charges	(169,061)	(172,569)	(530,081)	(513,473)
Balance at end of period	$2,392,408	$2,167,178	$2,392,408	$2,167,178

(1)	Acquisitions of finance receivables are net of buybacks and include certain capitalized acquisition related costs.
At the time of acquisition, the life of each pool is estimated based on projected amounts and timing of future cash collections using the proprietary models of the Company.
Based upon current projections, cash collections applied to principal on finance receivables as of September 30, 2016 are estimated to be as follows for the twelve months in the periods ending September 30, (amounts in thousands):

2017	$648,351
2018	519,377
2019	397,957
2020	312,183
2021	217,583
2022	140,979
2023	75,147
2024	38,865
2025	20,509
2026	15,067
Thereafter	6,390
Total	$2,392,408
At September 30, 2016, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $107.8 million; at December 31, 2015, the amount was $21.0 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Changes in accretable yield for the three and nine months ended September 30, 2016 and 2015 were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$2,931,426	$2,538,647	$2,727,204	$2,513,185
Income recognized on finance receivables, net	(202,639)	(208,184)	(613,154)	(656,651)
Additions	121,643	218,182	581,583	564,452
Reclassifications from nonaccretable difference	5,936	139,923	95,904	308,904
Foreign currency translation adjustment	673	(4,425)	65,502	(45,747)
Balance at end of period	$2,857,039	$2,684,143	$2,857,039	$2,684,143
The following is a summary of activity within the Company's valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$136,752	$92,681	$114,861	$86,166
Allowance charges	14,246	11,335	37,686	18,930
Reversal of previously recorded allowance charges	(1,100)	—	(1,722)	(1,080)
Net allowance charges	13,146	11,335	35,964	17,850
Foreign currency translation adjustment	(328)	—	(1,255)	—
Ending balance	$149,570	$104,016	$149,570	$104,016
3. Investments:
Investments consist of the following at September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016	December 31, 2015
Available-for-sale
Securitized assets	$4,221	$4,649
Government bonds and fixed income funds	1,055	3,405
Held-to-maturity
Securitized assets	45,947	50,247
Other investments
Private equity funds	15,827	15,498
Total investments	$67,050	$73,799
Available-for-Sale
Investments in securitized assets: The Company holds a majority interest in a closed-end Polish investment fund. The fund was formed in December 2014 to acquire portfolios of nonperforming consumer loans in Poland. The Company's investment consists of a 100% interest in the Series B certificates and a 20% interest in the Series C certificates. Each certificate comes with one vote and is governed by a co-investment agreement. Series C certificates, which share equally in the residual profit of the fund, are accounted for as debt securities classified as available-for-sale and are stated at fair value. Income is recognized using the effective yield method. There was no revenue recorded during the three and nine months ended September 30, 2016 from this investment.
Government bonds and fixed income funds: The Company's investments in government bonds and fixed income are classified as available-for-sale and are stated at fair value. Fair value is estimated using the net asset value of the investment. Unrealized gains and losses are included in comprehensive income and reported in equity.

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
If the fair value of the investment falls below its carrying amount and the decline is deemed to be other than temporary, the investment is written down, with a corresponding charge to earnings. The underlying securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments. Accordingly, it is difficult to accurately predict the final maturity date of these investments. Revenues recognized on these investments are recorded in the Other Revenue line item in the income statement. During the three and nine months ended September 30, 2016, revenues recognized on these investments were $1.5 million and $4.7 million, respectively. During the three and nine months ended September 30, 2015, revenues recognized on these investments were $1.8 million and $4.9 million respectively.
Other Investments
Investments in private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 3% interest and are carried at cost. Distributions received from the partnerships are included in other revenue. Distributions received in excess of the Company's proportionate share of accumulated earnings are applied as a reduction of the cost of the investment. Distributions received from investments carried at cost were $0.0 million and $0.6 million during the three and nine months ended September 30, 2016. Distributions received from investments carried at cost were $1.9 million and $7.0 million during the three and nine months ended September 30, 2015.
The amortized cost and estimated fair value of available-for sale and held-to-maturity investments at September 30, 2016 and December 31, 2015 were as follows (amounts in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Securitized assets	$5,111	$—	$890	$4,221
Government bonds and fixed income funds	1,055	—	—	1,055
Held-to-maturity
Securitized assets	45,947	4,755	—	50,702

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Securitized assets	$5,855	$—	$1,206	$4,649
Government bonds and fixed income funds	3,405	—	—	3,405
Held-to-maturity
Securitized assets	50,247	5,366	—	55,613

PRA Group, Inc.
Notes to Consolidated Financial Statements

4. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	September 30, 2016	December 31, 2015
Domestic and Canadian revolving credit	$707,317	$541,799
Term loans	454,320	170,000
Note payable	—	169,938
Multicurrency revolving credit	399,908	576,433
Convertible senior notes	287,500	287,500
Bonds payable	1,301	—
Less: Debt discount and issuance costs	(33,746)	(28,541)
Total	$1,816,600	$1,717,129
The following principal payments are due on the Company's borrowings as of September 30, 2016 for the twelve month periods ending September 30, (amounts in thousands):

2017	$36,301
2018	197,479
2019	10,000
2020	297,500
2021	1,309,066
Total	$1,850,346
The Company believes it was in compliance with the covenants of its material financing arrangements as of September 30, 2016 and December 31, 2015.
Domestic and Canadian Revolving Credit and Term Loan
On December 19, 2012, the Company entered into a credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (such agreement as later amended or modified, the "Credit Agreement"). On March 24, 2016, the Company entered into a Loan Modification Agreement and Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement which (a) extended the maturity date of loans and commitments under the Credit Agreement in an aggregate principal amount of approximately $745.9 million, including a $23.0 million net increase in the commitments of the extending lenders, to the earlier of December 21, 2020 (the "Notes") or 91 days prior to the maturity of the Company’s 3.00% Convertible Senior Notes due August 1, 2020, (b) modified the accordion feature under the Credit Agreement to allow the Company to request from new and existing lenders up to an additional $125.0 million in loans and commitments under the Credit Agreement, (c) increased the credit given in the domestic borrowing base for estimated remaining collections of eligible asset pools, (d) increased the amounts available for permitted investments, equity repurchases and redemptions of the Company’s convertible notes, and (e) increased the maximum permitted total leverage consolidated ratio of the Company and its subsidiaries to 2.25 to 1.0.
The total credit facility includes an aggregate principal amount of $953.0 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $155.0 million term loan, (ii) a $748.0 million domestic revolving credit facility, and (iii) a $50 million Canadian revolving credit facility. The facility includes an optional increase in commitments for a $125.0 million accordion feature (at the option of the lenders) and also provides for up to $20 million of letters of credit that would reduce amounts available for borrowing. The facility matures on the earlier of December 21, 2020 or 91 days prior to the maturity of the convertible senior notes. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (b) Bank of America's prime rate, and (c) the Eurodollar rate plus 1.00%. As of September 30, 2016, the unused portion of the domestic and Canadian revolving credit facilities was $90.7 million. Considering borrowing base restrictions, as of September 30, 2016, the amount available to be drawn was $66.1 million.

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
The Company's outstanding borrowings under the Credit Agreement at September 30, 2016 consisted of $155.0 million on the term loan with an annual interest rate of 3.02% and $707.3 million on the revolving credit facilities with a weighted average interest rate of 3.04%. At December 31, 2015, the Company's outstanding borrowings on the Credit Agreement consisted of $170.0 million on the term loan with an annual interest rate of 2.92% and $541.8 million on the revolving credit facilities with a weighted average interest rate of 2.89%.
Note Payable
In conjunction with the closing of the acquisition of Aktiv Kapital AS ("Aktiv") on July 16, 2014, the Company entered into a $169.9 million promissory note with an affiliate of the seller. The promissory note bore interest at the three-month London Interbank Offered Rate ("LIBOR") plus 3.75%. On July 18, 2016, the Company paid the entire outstanding principal balance due of $169.9 million plus accrued interest.
Multicurrency Revolving Credit Facility and Term Loan
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
On September 2, 2016, the Company entered into a Third Amendment and Restatement Agreement to the Multicurrency Revolving Credit Agreement which provided for, (1) increasing the total commitments from $900 million to an aggregate of $1.2 billion by including a term loan facility of approximately $300 million, (2) replacing the estimated remaining collections ratio covenant with a loan-to-value ("LTV") covenant of 75%, (3) changing the ratio of gross interest bearing debt to earnings before interest, taxes, depreciation and amortization (as more specifically defined in the Third Amendment) to 3.5:1.0 until March 31, 2017 and 3.25:1.0 thereafter, and (4) revising the applicable margin for the interest payable to 2.80%-3.90% under the revolving facility, and 4.25%-4.50% under the term loan facility, dependent on the LTV ratio.
Under the terms of the Multicurrency Revolving Credit Agreement, the credit facility includes an aggregate amount of $1.2 billion (subject to the borrowing base), of which approximately $300 million is a term loan, accrues interest at the Interbank Offered Rate ("IBOR") plus 2.80%-3.90% under the revolving facility and 4.25%-4.50% under the term loan facility (as determined by the LTV Ratio as defined in the Multicurrency Revolving Credit Agreement), bears an unused line fee of 35% of the margin, currently 1.26% per annum, payable monthly in arrears, and matures on February 19, 2021. The Multicurrency Revolving Credit Agreement also includes an Overdraft Facility in the aggregate amount of $40 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per annum, payable quarterly in arrears, and also matures February 19, 2021. As of September 30, 2016, the unused portion of the Multicurrency Revolving Credit Agreement (including the Overdraft Facility) was $540.1 million. Considering borrowing base restrictions and other covenants, as of September 30, 2016, the amount available to be drawn under the Multicurrency Revolving Credit Agreement (including the Overdraft Facility) was $105.9 million.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The Multicurrency Revolving Credit Agreement is secured by the shares of most of the Company's European subsidiaries and all intercompany loan receivables in Europe. The Multicurrency Revolving Credit Agreement also contains restrictive covenants and events of default including the following:

•	the LTV Ratio (as defined in the Multicurrency Revolving Credit Agreement) cannot exceed 75%;

•	the GIBD Ratio (as defined in the Multicurrency Revolving Credit Agreement) in Europe cannot exceed 3.5 to 1.0 as of the end of any fiscal quarter until March 31, 2017 and 3.25:1.0 thereafter;

•	interest bearing deposits in AK Nordic AB cannot exceed SEK 1,500,000,000;

•	Europe's cash collections must exceed 95% of Europe's ERC for the same set of portfolios, measured on a quarterly basis.
At September 30, 2016, the outstanding balance on the Multicurrency Revolving Credit Agreement consisted of $299.3 million on the term loan with an annual interest rate of 4.25% and $399.9 million on the revolving facility with a weighted average annual interest rate of 4.07%. At December 31, 2015, the outstanding balance on the Multicurrency Revolving Credit Agreement consisted of $576.4 million on the revolving facility, with a weighted average annual interest rate of 3.64%.
Convertible Senior Notes
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of the Company's 3.00% Convertible Senior Notes (the "Notes"). The Notes were issued pursuant to an Indenture dated August 13, 2013 (the "Indenture") between the Company and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are senior unsecured obligations of the Company and mature on August 1, 2020. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year. Prior to February 1, 2020, the Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the Notes will be convertible at any time. Upon conversion, the Notes may be settled, at the Company's option, in cash, shares of the Company's common stock, or any combination thereof. Holders of the Notes have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may, under certain circumstances, be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. The conversion rate for the Notes is initially 15.2172 shares per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $65.72 per share of the Company's common stock, and is subject to adjustment in certain circumstances pursuant to the Indenture. The Company does not have the right to redeem the Notes prior to maturity. As of September 30, 2016, none of the conditions allowing holders of the Notes to convert their Notes had occurred.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	September 30, 2016	December 31, 2015
Liability component - principal amount	$287,500	$287,500
Unamortized debt discount	(19,066)	(22,402)
Liability component - net carrying amount	$268,434	$265,098
Equity component	$31,306	$31,306
The debt discount is being amortized into interest expense over the remaining life of the Notes using the effective interest rate, which is 4.92%.
Interest expense related to the Notes was as follows for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense - stated coupon rate	$2,156	$2,156	$6,468	$6,468
Interest expense - amortization of debt discount	1,127	1,074	3,336	3,178
Total interest expense - convertible senior notes	$3,283	$3,230	$9,804	$9,646
Polish Revolving Credit and Bonds Payable
With the acquisition of DTP S.A. ("DTP") in the second quarter of 2016, the Company assumed the outstanding debt of DTP which included revolving credit facilities and bonds. On July 29, 2016, the Company repaid the outstanding balance and any fees and terminated the revolving credit facilities. As of September 30, 2016, the outstanding balance of the bonds, which mature on June 25, 2017, was $1.3 million, with a weighted average interest rate of 5.91%.
5. Property and Equipment, net:
Property and equipment, at cost, consisted of the following as of the dates indicated (amounts in thousands):

	September 30, 2016	December 31, 2015
Software	$67,837	$62,198
Computer equipment	22,042	21,109
Furniture and fixtures	14,580	11,888
Equipment	13,725	12,874
Leasehold improvements	14,859	15,112
Building and improvements	7,315	7,235
Land	1,296	1,296
Accumulated depreciation and amortization	(97,300)	(86,318)
Property and equipment, net	$44,354	$45,394
Depreciation and amortization expense relating to property and equipment for the three and nine months ended September 30, 2016 was $4.5 million and $13.1 million, respectively. Depreciation and amortization expense relating to property and equipment for the three and nine months ended September 30, 2015 was $3.8 million and $11.5 million, respectively.
6. Goodwill and Intangible Assets, net:
In connection with the Company's business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets resulting from these acquisitions include client and customer relationships, non-compete agreements, trademarks and technology. Pursuant to ASC 350, the Company performs an annual review of goodwill on October 1 of each year or more frequently if indicators of impairment exist.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table represents the changes in goodwill for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period:
Goodwill	$550,734	$509,398	$501,553	$533,842
Accumulated impairment loss	(6,397)	(6,397)	(6,397)	(6,397)
	544,337	503,001	495,156	527,445
Changes:
Acquisitions	1,193	32,044	28,711	32,044
Foreign currency translation adjustment	14,975	(32,662)	36,638	(57,106)
Net change in goodwill	16,168	(618)	65,349	(25,062)

Goodwill	566,902	508,780	566,902	508,780
Accumulated impairment loss	(6,397)	(6,397)	(6,397)	(6,397)
Balance at end of period:	$560,505	$502,383	$560,505	$502,383
The $1.2 million addition to goodwill during the three months ended September 30, 2016, was attributable to an immaterial acquisition. The goodwill recognized from this acquisition is expected to be deductible for U.S. income tax purposes.

The $28.7 million addition to goodwill during the nine months ended September 30, 2016, was mainly attributable to the acquisition of DTP during the second quarter of 2016 and the acquisition of Recovery Management Systems Corporation ("RMSC") in the first quarter of 2016. The goodwill recognized from the DTP acquisition is not expected to be deductible for U.S. income tax purposes while the goodwill recognized from the RMSC acquisition is expected to be deductible for U.S. income tax purposes.
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
Total share-based compensation expense was $3.3 million and $9.5 million for the three and nine months ended September 30, 2016, respectively. Total share-based compensation expense was $3.9 million and $11.5 million for the three and nine months ended September 30, 2015, respectively. Tax benefits resulting from tax deductions in excess of cumulative compensation cost and related deferred tax asset recognized under the provisions of FASB ASC Topic 718 "Compensation-Stock Compensation" ("ASC 718"), or windfall tax benefits, are credited to additional paid-in capital in the Company's Consolidated Balance Sheets. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $0.0 million and $2.5 million for the three and nine months ended September 30, 2016 and $0.1 million and $7.9 million for the three and nine months ended September 30, 2015, respectively.
Nonvested Shares
As of September 30, 2016, total future compensation costs related to nonvested share awards (not including nonvested shares granted under the Long-Term Incentive ("LTI") Program) is estimated to be $8.0 million with a weighted average remaining life for all nonvested shares of 1.6 years (not including nonvested shares granted under the LTI program). With the exception of the awards made pursuant to the LTI program and a few employee and director grants, the nonvested shares vest ratably over three to five years and are expensed over the respective vesting period for the awards.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following summarizes all nonvested share transactions, excluding those related to the LTI program, from December 31, 2014 through September 30, 2016 (share amounts in thousands):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2014	339	$47.34
Granted	100	53.29
Vested	(151)	42.15
Canceled	(4)	47.49
December 31, 2015	284	52.20
Granted	196	28.43
Vested	(95)	47.03
Canceled	(55)	52.58
September 30, 2016	330	$39.47
The total grant date fair value of shares vested during the three and nine months ended September 30, 2016 was $0.3 million and $4.5 million, respectively. The total grant date fair value of shares vested during the three and nine months ended September 30, 2015 was $0.7 million and $3.8 million, respectively.
Long-Term Incentive Program
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company.
The following summarizes all LTI program share transactions from December 31, 2014 through September 30, 2016 (share amounts in thousands):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2014	488	$30.52
Granted at target level	132	52.47
Adjustments for actual performance	122	34.59
Vested	(252)	20.21
Canceled	(7)	40.05
December 31, 2015	483	42.80
Granted at target level	240	28.98
Adjustments for actual performance	(67)	34.59
Vested	(176)	34.59
Canceled	(48)	44.03
September 30, 2016	432	$39.59
The total grant date fair value of shares vested during the three and nine months ended September 30, 2016 was $0.0 million and $6.1 million, respectively. The total grant date fair value of shares vested during the three and nine months ended September 30, 2015 was $0.0 million and $5.1 million, respectively.
At September 30, 2016, total future compensation expense, assuming the current estimated performance levels are achieved, related to nonvested share awards granted under the LTI program is estimated to be approximately $5.7 million. The Company assumed a forfeiture rate for these grants of between 7.5%-10% and the remaining shares have a weighted average life of 0.9 years at September 30, 2016.

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
If the Company is unsuccessful in the Tax Court and any potential appeals, it may be required to pay the related deferred taxes, and possibly interest and penalties. At September 30, 2016 and December 31, 2015, deferred tax liabilities related to this matter were $253.7 million and $251.7 million, respectively. Any adverse determination on this matter could result in the Company amending state tax returns for prior years, increasing its taxable income in those states. The Company files tax returns in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. At September 30, 2016 and December 31, 2015, the Company's estimate of the potential federal and state interest was $106.2 million and $91.0 million, respectively.
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
At September 30, 2016, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2005 through 2012 tax years are suspended until a decision of the Tax Court becomes final.
The Company intends to permanently reinvest predominantly all foreign earnings in its foreign operations. If foreign earnings were repatriated, the Company would need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $70.0 million and $51.5 million as of September 30, 2016 and December 31, 2015, respectively.
9. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72, which did not occur during the period from which the Notes were issued on August 13, 2013 through September 30, 2016. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the tax benefit that would be realized upon assumed exercise.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2016			2015
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$34,306	46,343	$0.74	$17,396	48,265	$0.36
Dilutive effect of nonvested share awards		91	—		233	—
Diluted EPS	$34,306	46,434	$0.74	$17,396	48,498	$0.36

	For the Nine Months Ended September 30,
	2016			2015
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$102,745	46,307	$2.22	$126,956	48,438	$2.62
Dilutive effect of nonvested share awards		96	(0.01)		255	(0.01)
Diluted EPS	$102,745	46,403	$2.21	$126,956	48,693	$2.61
There were no antidilutive options outstanding for the three and nine months ended September 30, 2016 and 2015.
10. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements, most of which expire on December 31, 2017, with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as bonuses that are based on the attainment of specific management goals. At September 30, 2016, estimated future compensation under these agreements is approximately $15.4 million. The agreements also contain confidentiality and non-compete provisions. Outside the United States, employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $15.4 million total above.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at September 30, 2016 total approximately $49.6 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at September 30, 2016 is approximately $362.5 million.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at September 30, 2016, excluding the potential interest associated with the IRS matter described below, is from $0 to $81 million.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities. The Company has not recorded any potential recoveries under the Company's insurance policies or third-party indemnities as of September 30, 2016.
The matters described below fall outside of the normal parameters of the Company's routine legal proceedings.
Telephone Consumer Protection Act Litigation
The Company has been named as defendant in a number of putative class action cases, each alleging that the Company violated the Telephone Consumer Protection Act ("TCPA") by calling consumers' cellular telephones without their prior express consent. On December 21, 2011, the U.S. Judicial Panel on Multi-District Litigation entered an order transferring these matters into one consolidated proceeding in the U.S. District Court for the Southern District of California (the "Court"). On November 14, 2012, the putative class plaintiffs filed their amended consolidated complaint in the matter, now styled as In re Portfolio Recovery Associates, LLC Telephone Consumer Protection Act Litigation, case No. 11-md-02295 (the "MDL action"). Following the ruling of the U.S. Federal Communications Commission on June 10, 2015 on various petitions concerning the TCPA, the Court lifted the stay of these matters that had been in place since May 20, 2014. In January 2016, the parties reached a settlement agreement in principle ("the Settlement Agreement") under which the parties agreed to seek court approval of class certification and the proposed settlement. As required by the Settlement Agreement, which remains subject to final court approval, the parties sought preliminary Court approval of the Settlement Agreement, and the Company paid $18 million to resolve the MDL action during the second quarter of 2016. The Company had fully accrued for the settlement amount as of December 31, 2015.
Internal Revenue Service Audit
The IRS examined the Company's 2005 through 2012 tax returns and has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its position, and believes cost recovery to be an acceptable tax revenue recognition method for the Company's industry. The Company has received Notices of Deficiency for tax years ended December 31, 2005 through 2012. The proposed deficiencies relate to the cost recovery method of tax accounting for finance receivables. In response to the notices, the Company filed petitions in the Tax Court challenging the deficiencies. On July 10, 2015 and July 21, 2015, the IRS filed Motions for Summary Judgment for tax years 2008 through 2012 and 2005 through 2007, respectively. On November 12, 2015, the Tax Court denied the IRS's Motions for Summary Judgment and set this matter for trial to begin on September 19, 2016. On July 5, 2016, the Tax Court granted the IRS’s Motion for Continuance filed on June 28, 2016. On July 14, 2016, the Tax Court set the trial to begin on May 15, 2017. If the Company is unsuccessful in the Tax Court and any potential appeals, it may ultimately be required to pay the related deferred taxes, and possibly interest and penalties. Deferred tax liabilities related to this matter were $253.7 million at September 30, 2016. Any adverse determination on this matter could result in the Company amending state tax returns for prior years, increasing its taxable income in those states. The Company files tax returns in multiple state jurisdictions; therefore, any

PRA Group, Inc.
Notes to Consolidated Financial Statements

underpayment of state tax will accrue interest in accordance with the respective state statute. The Company's estimate of the potential federal and state interest is $106.2 million as of September 30, 2016, which has not been accrued.
Portfolio Recovery Associates, LLC v. Guadalupe Mejia
On May 11, 2015, an unfavorable jury verdict was delivered against the Company in a matter pending in Jackson County, Missouri. The jury awarded Guadalupe Mejia $251,000 in compensatory damages and $82,009,549 in punitive damages for her counter-claim against the Company, alleging malicious prosecution and impermissible collection practices. The Company believes the verdict and magnitude of the award to be erroneous and appealed the award. Unless overturned or significantly reduced, the outcome could result in a loss of up to the amount of the award.
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
The carrying amounts of the financial instruments in the following table are recorded in the consolidated balance sheets at September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$91,791	$91,791	$71,372	$71,372
Held-to-maturity investments	45,947	50,702	50,247	55,613
Other investments	15,827	13,882	15,498	16,803
Finance receivables, net	2,392,408	2,743,975	2,202,113	2,704,432
Financial liabilities:
Interest-bearing deposits	88,719	88,719	46,991	46,991
Revolving lines of credit	1,107,225	1,107,225	1,118,232	1,118,232
Term loans	454,320	454,320	170,000	170,000
Notes and bonds payable	1,301	1,301	169,938	169,938
Convertible senior notes	268,434	257,189	265,098	241,126

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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at September 30, 2016 and December 31, 2015 (amounts in thousands):

	Fair Value Measurements as of September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments	$1,055	$—	$4,221	$5,276
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	4,060	—	4,060

	Fair Value Measurements as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments	$3,405	$—	$4,649	$8,054
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	1,601	—	1,601
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
12. Recent Accounting Pronouncements:
In May 2014, FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company is evaluating its implementation approach and the potential impacts of the new standard on its existing revenue recognition policies and procedures. The Company does not expect the adoption of this standard will have a material impact on its Consolidated Financial Statements. The Company believes that the revenue it classifies as Fee Income is within the scope of this standard. The Company's fee income consists of revenue generated by its Claims Compensation Bureau, LLC ("CCB"), PRA Location Services, LLC ("PLS"), and PRA Government Services, LLC ("PGS") subsidiaries. Based on the Company's evaluation, the Company does not believe the new standard will impact the accounting for its CCB and PLS revenue. The Company has not completed its evaluation of the new standard as it relates to the accounting for its PGS revenue.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

In August 2014, FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” ("ASU 2014-15"). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company will adopt ASU 2014-15 during the fourth quarter of 2016 and does not expect the adoption will have an impact on the Company’s Consolidated Financial Statements.
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
In April 2015, FASB issued ASU 2015-03, "Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis. The Company adopted ASU 2015-03 in the first quarter of 2016. Upon adoption, the Company reclassified its debt issuance costs from "Other assets" to "Borrowings" in its Consolidated Balance Sheets, which did not have a material impact on the Company's Consolidated Financial Statements.
In April 2015, FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"). ASU 2015-05 provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company prospectively adopted ASU 2015-05 in the first quarter of 2016, which had no material impact on the Company's Consolidated Financial Statements.
In February 2016, FASB issued ASU 2016-02, "Leases (Topic 842) Section A - Leases: Amendments to the FASB Account Standards Codification" ("ASU 2016-02"). ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. It is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements.
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
In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13"). ASU 2016-13 requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This ASU supersedes FASB's ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

In August 2016, FASB issued ASU 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)" ("ASU 2016-15"). ASU 2016-15 reduces diversity in practice of how certain transactions are classified in the statement of cash flows. The new guidance clarifies the classification of cash activity related to debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions received from equity-method investments, and beneficial interests in securitization transactions. The guidance also describes a predominance principle in which cash flows with aspects of more than one class that cannot be separated should be classified based on the activity that is likely to be the predominant source or use of cash flow. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period, but requires all elements of the amendments to be adopted at once rather than individually. The new standard must be adopted using a retrospective transition method. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements.

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
This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall cash collection trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital;

•	a prolonged economic recovery or a deterioration in the economic or inflationary environment in North America or Europe, including the interest rate environment;

•	our ability to replace our nonperforming loans with additional receivables portfolios;

•	our ability to purchase nonperforming loans at appropriate prices;

•	our reliance on third-party vendors having procedures and controls which are not compliant or error free;

•	our ability to obtain accurate and authentic account documents relating to accounts that we acquire and the possibility that documents that we provide could contain errors;

•	our ability to collect sufficient amounts on our nonperforming loans;

•	our ability to successfully acquire receivables of new asset types;

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

•	the possibility that compliance with foreign and U.S. laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions;

•	net capital requirements pursuant to the European Union Capital Requirements Directive ("CRD IV"), which could impede the business operations of our subsidiaries;

•	our ability to maintain, renegotiate, expand or replace our credit facility;

•	our ability to satisfy the restrictive covenants in our debt agreements;

•	the possibility that the accounting for convertible debt securities could have an adverse effect on our financial results;

•	our ability to raise the funds necessary to repurchase the convertible senior notes or to settle conversions in cash;

•	the possibility that conversion of the convertible senior notes could affect the price of our common stock;

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
We are headquartered in Norfolk, Virginia, and as of September 30, 2016 employ 3,859 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA."
Our industry is highly regulated under various laws. In the United States they include the Fair Debt Collection Practices Act, Fair Credit Reporting Act, Telephone Consumer Protection Act and the Dodd-Frank Act with its prohibition against unfair, deceptive and abusive acts and practices and other federal and state laws. Likewise, our business is regulated by various laws in the European countries and Canadian territories in which we operate. Any finding or adjudication that we have failed to comply with applicable laws or regulations could subject the Company to penalties, litigation losses and expenses, damage to our reputation, or the suspension or termination of or required modification to our ability to conduct collections, which would adversely affect our financial results and condition. Specifically in the U.S., the CFPB continues to look into practices regarding the collection of consumer debt and is expected to adopt additional rules that will affect our industry.
Earnings Summary
During the three months ended September 30, 2016, net income attributable to PRA Group, Inc. was $34.3 million, or $0.74 per diluted share, compared with $17.4 million, or $0.36 per diluted share, in the three months ended September 30, 2015. Total revenues decreased 3.2% to $222.0 million in the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Revenues in the three months ended September 30, 2016 consisted of $202.6 million in income recognized on finance receivables, net, $17.6 million in fee income and $1.7 million in other revenue. Income recognized on finance receivables, net, in the three months ended September 30, 2016 decreased $5.6 million, or 2.7%, over the three months ended September 30, 2015, primarily as a result of an $9.1 million decrease in cash collections and a $1.8 million increase in net allowance charges. During the three months ended September 30, 2016, we incurred $13.1 million in net allowance charges, compared with $11.3 million in the three months ended September 30, 2015. Our finance receivables amortization rate, including net allowance charges/reversals, was 45.5% for the three months ended September 30, 2016 compared to 45.3% for the three months ended September 30, 2015. Our finance receivables amortization rate, excluding net allowance charges/reversals, was 41.9% for the three months ended September 30, 2016 compared to 42.3% for the three months ended September 30, 2015. Cash collections, which drive our finance receivable income, were $371.7 million in the three months ended September 30, 2016, down 2.4%, or $9.1 million, as compared to the three months ended September 30, 2015.
A summary of the sources of our revenue during the three months ended September 30, 2016 and 2015 is presented below (amounts in thousands):

	For the Three Months Ended September 30,
	2016	2015
Cash collections	$371,700	$380,753
Amortization of investment	(155,915)	(161,234)
Net allowance charges	(13,146)	(11,335)
Income recognized on finance receivables, net	202,639	208,184
Fee income	17,597	17,803
Other revenue	1,748	3,443
Total revenues	$221,984	$229,430

Operating expenses were $154.5 million for the three months ended September 30, 2016, a decrease of $20.8 million or 11.9%, as compared to the three months ended September 30, 2015.
During the three months ended September 30, 2016 and 2015, we acquired finance receivables portfolios at an approximate cost of $161.3 million and $344.6 million, respectively. In any period, we acquire nonperforming loans that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase rates for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can drive pricing rates up or down in any period, irrespective of other quality fluctuations. As a result, the average purchase rate paid for any given period can fluctuate dramatically based on our particular buying activity in that period. However, regardless of the average purchase price and for similar time frames, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions during any quarter; therefore, the absolute rate paid is not necessarily relevant to the estimated profitability of a period's buying.
Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Income recognized on finance receivables, net	91.3%	90.7%	90.8%	92.2%
Fee income	7.9%	7.8%	8.3%	6.3%
Other revenue	0.8%	1.5%	0.9%	1.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	29.7%	28.8%	29.2%	28.1%
Legal collection fees	4.2%	6.0%	5.5%	5.8%
Legal collection costs	10.9%	8.2%	8.9%	8.3%
Agency fees	5.4%	3.5%	5.1%	3.4%
Outside fees and services	6.6%	5.5%	6.9%	5.3%
Communication	3.5%	3.5%	3.9%	3.7%
Rent and occupancy	1.7%	1.6%	1.7%	1.5%
Depreciation and amortization	2.8%	2.4%	2.7%	2.1%
Other operating expenses	4.7%	17.0%	4.8%	8.2%
Total operating expenses	69.6%	76.5%	68.7%	66.4%
Income from operations	30.4%	23.5%	31.3%	33.6%
Other income and (expense):
Interest expense	(8.7)%	(7.3)%	(8.9)%	(6.3)%
Foreign exchange gain/(loss)	2.3%	(1.4)%	0.8%	1.0%
Income before income taxes	24.0%	14.8%	23.2%	28.3%
Provision for income taxes	7.5%	7.2%	7.4%	10.4%
Net income	16.5%	7.6%	15.7%	17.9%
Adjustment for net income attributable to noncontrolling interest	1.0%	0.1%	0.5%	—%
Net income attributable to PRA Group, Inc.	15.5%	7.5%	15.2%	17.9%

Three Months Ended September 30, 2016 Compared To Three Months Ended September 30, 2015
Revenues
Total revenues were $222.0 million for the three months ended September 30, 2016, a decrease of $7.4 million, or 3.2%, compared to total revenues of $229.4 million for the three months ended September 30, 2015.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $202.6 million for the three months ended September 30, 2016, a decrease of $5.6 million, or 2.7%, compared to income recognized on finance receivables, net, of $208.2 million for the three months ended September 30, 2015. The decrease was primarily a result of a $9.1 million decrease in cash collections and a $1.8 million increase in net allowance charges.The decrease in cash collections was mainly caused by a decrease in our Insolvency portfolio collections partially offset by an increase in our collections in Europe. During the three months ended September 30, 2016, we incurred $13.1 million in net allowance charges, compared with $11.3 million in the three months ended September 30, 2015. Our finance receivables amortization rate, including net allowance charges/reversals, was 45.5% for the three months ended September 30, 2016 compared to 45.3% for the three months ended September 30, 2015. Our finance receivables amortization rate, excluding net allowance charges/reversals, was 41.9% for the three months ended September 30, 2016 compared to 42.3% for the three months ended September 30, 2015. Cash collections, which drive our finance receivable income, were $371.7 million in the three months ended September 30, 2016, down $9.1 million, or 2.4%, as compared to the three months ended September 30, 2015.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield on portfolios purchased during the period to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company's increase in its estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio's original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company's decrease in its estimates of future cash flows and allowance charges that exceed the Company's increase in its estimate of future cash flows. During the three months ended September 30, 2016, the Company reclassified $5.9 million from nonaccretable difference to accretable yield primarily due to increased cash collection forecasts relating to pools acquired from 2009-2015. During the three months ended September 30, 2015, the Company reclassified $139.9 million from nonaccretable difference to accretable yield primarily due to increased cash collection forecasts relating to pools acquired from 2007-2014.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances which are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended September 30, 2016, we recorded net allowance charges of $13.1 million. On our domestic Core portfolios, we recorded net allowance charges of $12.1 million on portfolios purchased mainly between 2012-2014. We also recorded allowance charges of $0.7 million on our European portfolios and $0.3 million on our Canadian portfolios.
For the three months ended September 30, 2015, we recorded net allowance charges of $11.3 million. On our domestic Core portfolios, we recorded net allowance charges of $8.8 million on portfolios purchased mainly in 2011 and 2012. We also recorded an allowance charge of $2.5 million on our UK portfolios.
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
Fee Income
Fee income decreased to $17.6 million in the three months ended September 30, 2016 from $17.8 million in the three months ended September 30, 2015. This was primarily due to a decrease in fee income from PRA Europe which was due primarily to an expected decline in the amount of contingent fee work provided to us by debt owners, and a decrease in fee income generated by

Claims Compensation Bureau, LLC (“CCB"). This was offset by increases in fee income generated by PRA Location Services, LLC (“PLS”), PRA Government Services, LLC (“PGS"), RMSC, and RCB Investimentos S.A. (“RCB”).
Other Revenue
Other revenue decreased to $1.7 million in the three months ended September 30, 2016 from $3.4 million in the three months ended September 30, 2015, primarily due to a decrease in revenue generated by our investments.
Operating Expenses
Operating expenses were $154.5 million for the three months ended September 30, 2016, a decrease of $20.8 million or 11.9% compared to operating expenses of $175.3 million for the three months ended September 30, 2015. This decrease was primarily due to a decrease in other operating expenses and legal collection fees offset by increases in legal collection costs and agency fees. Operating expenses were 39.7% of cash receipts for the three months ended September 30, 2016 compared to 44.0% for the three months ended September 30, 2015.
Compensation and Employee Services
Compensation and employee services expenses were $65.9 million for the three months ended September 30, 2016, a decrease of $0.2 million, or 0.3%, compared to compensation and employee services expenses of $66.1 million for the three months ended September 30, 2015. The decrease in compensation and employee services expenses was mainly due to a decrease in discretionary bonus and other incentive compensation expenses, including share-based compensation expenses offset by increases in normal salary expenses caused by an increase in employee headcount. Total full-time equivalents increased to 3,859 as of September 30, 2016, compared to 3,715 as of September 30, 2015. Compensation and employee services expenses as a percentage of cash receipts increased to 16.9% for the three months ended September 30, 2016, from 16.6% of cash receipts for the three months ended September 30, 2015.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party collection attorneys. Legal collection fees were $9.3 million for the three months ended September 30, 2016, compared to legal collection fees of $13.7 million for the three months ended September 30, 2015. The decrease was mainly attributable to a decrease in legal collection fees caused by a decrease in external legal collections.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of nonperforming loans. Legal collection costs were $24.1 million for the three months ended September 30, 2016, an increase of $5.2 million, or 27.5%, compared to legal collection costs of $18.9 million for the three months ended September 30, 2015. The increase was mainly attributable to an increase in legal collection costs incurred by our European operations.
Agency Fees
Agency fees primarily represent third party collection fees and costs paid to repossession agents to repossess vehicles. Agency fees were $12.0 million for the three months ended September 30, 2016, compared to $8.0 million for the three months ended September 30, 2015. This increase was mainly attributable to third-party collection fees incurred by our international operations where we utilize third party agencies.
Outside Fees and Services
Outside fees and services expenses were $14.7 million for the three months ended September 30, 2016, an increase of $2.1 million, or 16.7%, compared to outside fees and services expenses of $12.6 million for the three months ended September 30, 2015. This increase was primarily due to a $0.9 million increase in corporate legal expenses and a $0.7 million increase in consulting fees.
Communication
Communication expenses were $7.8 million for the three months ended September 30, 2016, compared to communication expenses of $8.0 million for the three months ended September 30, 2015. None of the increase was attributable to any significant identifiable items.

Rent and Occupancy
Rent and occupancy expenses were $3.9 million for the three months ended September 30, 2016, an increase of $0.2 million, or 5.4%, compared to rent and occupancy expenses of $3.7 million for the three months ended September 30, 2015. The increase was primarily due to additional rental expenses incurred as a result of our acquisition of RCB, RMSC and DTP as well as the additional rent expense associated with the expansion of our headquarters in Norfolk, Virginia.
Depreciation and Amortization
Depreciation and amortization expenses were $6.2 million for the three months ended September 30, 2016, an increase of $0.8 million, or 14.8%, compared to depreciation and amortization expenses of $5.4 million for the three months ended September 30, 2015. The increase was primarily due to the amortization expense incurred on intangible assets acquired in connection with the acquisition of RCB and RMSC.
Other Operating Expenses
Other operating expenses were $10.5 million for the three months ended September 30, 2016, a decrease of $28.5 million, or 73.1%, compared to other operating expenses of $39.0 million for the three months ended September 30, 2015. The decrease was primarily due to $28.8 million in expenses incurred during the three months ended September 30, 2015 relating to the Consent Order entered into with the CFPB.
Interest Expense
Interest expense was $19.3 million during the three months ended September 30, 2016, an increase of $2.5 million or 14.9%, compared to $16.8 million for the three months ended September 30, 2015. The increase was primarily due to an increase in average borrowings during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Net Foreign Currency Transaction Gains/(Losses)
Net foreign currency transaction gains were $5.0 million for the three months ended September 30, 2016 compared to net foreign currency transaction losses of $3.2 million for the three months ended September 30, 2015. In any given period, our foreign entities conduct operations in currencies different from their functional currency which generate foreign currency transaction gains and losses.
Provision for Income Taxes
Provision for income taxes was $16.7 million for the three months ended September 30, 2016, an increase of $0.1 million, or 0.6%, compared to provision for income taxes of $16.6 million for the three months ended September 30, 2015. The increase is primarily due to a 55.6% increase in income before taxes for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. This was offset by a decrease in our effective tax rate. During the three months ended September 30, 2016, our effective tax rate was 31.3%, compared to 48.6% for the three months ended September 30, 2015. The decrease was due primarily to the non-tax deductible payments made pursuant to the Consent Order entered into with the CFPB and unfavorable tax provision to tax return adjustments during the three months ended September 30, 2015, in addition to favorable tax provision to tax return adjustments during the three months ended September 30, 2016.
We intend to permanently reinvest predominantly all foreign earnings in our foreign operations. If foreign earnings were repatriated, we would need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $70.0 million and $48.4 million as of September 30, 2016 and 2015, respectively.
Nine Months Ended September 30, 2016 Compared To Nine Months Ended September 30, 2015
Revenues
Total revenues were $675.3 million for the nine months ended September 30, 2016, a decrease of $36.5 million, or 5.1%, compared to total revenues of $711.8 million for the nine months ended September 30, 2015.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $613.2 million for the nine months ended September 30, 2016, a decrease of $43.5 million, or 6.6%, compared to income recognized on finance receivables, net, of $656.7 million for the nine months ended September 30, 2015. The decrease was primarily due to a $18.1 million increase in net allowance charges in addition to a decrease in cash collections on our finance receivables to $1,143.2 million for the nine months ended September 30, 2016, from $1,170.1 million for the nine months ended September 30, 2015, a decrease of $26.9 million, or 2.3%. The decrease in cash collections was mainly caused by a decrease in our Insolvency portfolio collections partially offset by an increase in our collections in Europe. Our finance receivables amortization rate, including net allowance charges, was 46.4% for the nine months ended September 30, 2016 compared to 43.9% for the nine months ended September 30, 2015. Our finance receivables amortization rate, excluding net allowance charges/reversals, was 43.2% for the nine months ended September 30, 2016 compared to 42.4% for the nine months ended September 30, 2015.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield on portfolios purchased during the period to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the Company's increase in its estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio's original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the Company's decrease in its estimates of future cash flows and allowance charges that exceed the Company's increase in its estimate of future cash flows. During the nine months ended September 30, 2016 and 2015, the Company reclassified $95.9 million and $308.9 million, respectively, from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts relating to pools acquired from 2009-2015.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances which are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the nine months ended September 30, 2016, we recorded net allowance charges of $36.0 million. On our domestic Core portfolios, we recorded net allowance charges of $31.7 million on portfolios purchased mainly between 2011 and 2014. On our Insolvency portfolios, we recorded net allowance charges of $0.5 million on our domestic portfolios. We also recorded net allowance charges of $3.8 million on our foreign portfolios, primarily on our UK and Italian portfolios. For the nine months ended September 30, 2015, we recorded net allowance charges of $17.9 million. On our domestic Core portfolios, we recorded net allowance reversals of $0.8 million on portfolios purchased between 2006 and 2008, offset by allowance charges of $15.7 million on portfolios purchased between 2010 and 2013. On our Insolvency portfolios, we recorded net allowance reversals of $0.2 million on our domestic portfolios. We also recorded an allowance charge of $3.2 million on our UK portfolios. No allowance charges or reversals were recorded on any of our other foreign portfolios.
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
Fee Income
Fee income increased to $56.2 million in the nine months ended September 30, 2016 from $44.7 million in the nine months ended September 30, 2015, primarily due to an increase in fee income by CCB, mainly related to one case, as well as increases in fee income generated by PLS and PGS and the fee income generated by RMSC, which we acquired in the first quarter of 2016, and the fee income generated by RCB, which we acquired in the third quarter of 2015. This was offset by a decrease in fee income from PRA Europe which is due primarily to an expected decline in the amount of contingent fee work provided to us by debt owners.
Other Revenue
Other revenue decreased to $6.0 million in the nine months ended September 30, 2016 from $10.4 million in the nine months ended September 30, 2015, primarily due to a decrease in revenue earned on our investments.
Operating Expenses
Operating expenses were $464.2 million for the nine months ended September 30, 2016, a decrease of $8.5 million or 1.8% compared to operating expenses of $472.7 million for the nine months ended September 30, 2015. This decrease was due primarily to a $25.7 million decrease in other operating expenses and a $4.2 million decrease in legal collection fees. This was offset by a

$10.2 million increase in agency fees, a $8.6 million increase in outside fees and services and a $3.4 million increase in depreciation and amortization. Operating expenses were 38.7% of cash receipts for the nine months ended September 30, 2016 compared to 38.9% for the nine months ended September 30, 2015.
Compensation and Employee Services
Compensation and employee services expenses were $197.5 million for the nine months ended September 30, 2016, a decrease of $2.2 million, or 1.1% compared to compensation and employee services expenses of $199.7 million for the nine months ended September 30, 2015. The decrease in compensation and employee services expenses was mainly due to a decrease in discretionary bonus and other incentive compensation expenses, including share-based compensation expenses offset by increases in normal salary expenses caused by an increase in employee headcount. Total full-time equivalents increased to 3,859 as of September 30, 2016, compared to 3,715 as of September 30, 2015. Compensation and employee services expenses as a percentage of cash receipts decreased to 16.5% for the nine months ended September 30, 2016, from 16.4% of cash receipts for the nine months ended September 30, 2015.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third party collection attorneys. Legal collection fees were $37.4 million for the nine months ended September 30, 2016, a decrease of $4.1 million, or 9.9%, compared to legal collection fees of $41.5 million for the nine months ended September 30, 2015. The decrease was mainly attributable to a decrease in legal collection fees incurred by our domestic operations caused by a decrease in domestic external legal collections.
Legal Collection Costs
Legal collection costs consist of costs paid to courts where a lawsuit is filed and the cost of documents received from sellers of nonperforming loans. Legal collection costs were $60.1 million for the nine months ended September 30, 2016, an increase of $0.8 million, or 1.3%, compared to legal collection costs of $59.3 million for the nine months ended September 30, 2015.
Agency Fees
Agency fees primarily represent third party collection fees and costs paid to repossession agents to repossess vehicles. Agency fees were $34.2 million for the nine months ended September 30, 2016, compared to $24.0 million for the nine months ended September 30, 2015. This increase was mainly attributable to third-party collection fees incurred by our international operations where we utilize third party agencies.
Outside Fees and Services
Outside fees and services expenses were $46.4 million for the nine months ended September 30, 2016, an increase of $8.6 million, or 22.8%, compared to outside fees and services expenses of $37.8 million for the nine months ended September 30, 2015. This increase was primarily due to a $4.3 million dollar increase in corporate legal expenses and a $3.8 million increase in consulting fees.
Communication
Communication expenses were $26.1 million for the nine months ended September 30, 2016, a decrease of $0.4 million, or 1.5%, compared to communication expenses of $26.5 million for the nine months ended September 30, 2015. None of the decrease was attributable to any significant identifiable items.
Rent and Occupancy
Rent and occupancy expenses were $11.7 million for the nine months ended September 30, 2016, an increase of $1.0 million, or 9.3%, compared to rent and occupancy expenses of $10.7 million for the nine months ended September 30, 2015. The increase was primarily due to additional rental expenses incurred as a result of our acquisition of RCB, RMSC and DTP as well as the additional rent expense associated with the expansion of our headquarters in Norfolk, Virginia.
Depreciation and Amortization
Depreciation and amortization expenses were $18.3 million for the nine months ended September 30, 2016, an increase of $3.4 million, or 22.8%, compared to depreciation and amortization expenses of $14.9 million for the nine months ended September 30, 2015. The increase was primarily due to the amortization expense incurred on intangible assets acquired in connection with the acquisition of RCB and RMSC.

Other Operating Expenses
Other operating expenses were $32.4 million for the nine months ended September 30, 2016, a decrease of $25.8 million, or 44.3%, compared to other operating expenses of $58.2 million for the nine months ended September 30, 2015. The decrease was primarily due to $28.8 million in expenses incurred during the three months ended September 30, 2015 relating to the Consent Order entered into with the CFPB.
Interest Expense
Interest expense was $59.8 million and $45.0 million for the nine months ended September 30, 2016 and 2015, respectively. The increase was primarily due to an increase in average borrowings during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Net Foreign Currency Transaction Gains/(Losses)
Net foreign currency transaction gains were $5.2 million for the nine months ended September 30, 2016 compared to net foreign currency transaction gains of $7.2 million for the nine months ended September 30, 2015. In any given period, our foreign entities conduct operations in currencies different from their functional currency which generate foreign currency transaction gains and losses.
Provision for Income Taxes
Provision for income taxes was $50.2 million for the nine months ended September 30, 2016, a decrease of $24.0 million, or 32.3%, compared to provision for income taxes of $74.2 million for the nine months ended September 30, 2015. The decrease is primarily due to a 22.3% decrease in income before taxes for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. During the nine months ended September 30, 2016, our effective tax rate was 32.1%, compared to 36.9% for the nine months ended September 30, 2015. The decrease was due primarily to the non-tax deductible payments made pursuant to the Consent Order entered into with the CFPB and unfavorable tax provision to tax return adjustments during the nine months ended September 30, 2015, in addition to favorable tax provision to tax return adjustments during the nine months ended September 30, 2016.
We intend to permanently reinvest predominantly all foreign earnings in our foreign operations. If foreign earnings were repatriated, we would need to accrue and pay taxes; however, foreign tax credits would be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $70.0 million and $48.4 million as of September 30, 2016 and 2015, respectively.

Supplemental Performance Data
Finance Receivables Portfolio Performance
The following tables show certain data related to our finance receivables portfolio. These tables describe the purchase price, actual cash collections, estimates of future cash collections, income recognized on finance receivables (gross and net of allowance charges/(reversals)), principal amortization, allowance charges/(reversals), net finance receivable balances, and the ratio of total estimated collections to purchase price (which we refer to as purchase price multiple) as well as the original purchase price multiple. Certain adjustments, as noted in the footnotes to these tables, have been made to reduce the impact of foreign currency fluctuations on purchase price multiples.
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
Purchase price multiples can also vary among types of finance receivables. For example, we generally incur lower collection costs on our Insolvency portfolio compared with our Core portfolio. This allows us, in general, to pay more for an Insolvency portfolio and experience lower purchase price multiples, while generating similar internal rates of return, net of expenses, when compared with a Core portfolio.
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

Multiple Tables as of September 30, 2016 Amounts in thousands

Purchase Period	Purchase Price (3)	Net Finance Receivables (4)	ERC-Historical Period Exchange Rates (5)	Total Estimated Collections (6)	ERC-Current Period Exchange Rates (7)	Current Estimated Purchase Price Multiple	Original Estimated Purchase Price Multiple (2)
Americas-Core
1996 - 2005	$368,600	$3,156	$16,592	$1,407,968	$16,592	382%	250%
2006	90,038	3,821	9,436	198,190	9,436	220%	225%
2007	179,834	9,588	33,046	448,890	33,046	250%	227%
2008	166,505	11,019	29,072	380,537	29,072	229%	220%
2009	125,171	3,488	48,690	463,057	48,690	370%	252%
2010	148,243	9,907	74,074	540,480	74,074	365%	247%
2011	209,767	22,955	110,821	721,544	110,821	344%	245%
2012	254,651	53,265	172,778	694,993	172,778	273%	226%
2013	391,612	127,689	364,425	1,005,558	364,425	257%	211%
2014 (1)	406,344	192,125	517,905	1,006,350	512,121	248%	204%
2015	447,057	310,414	649,880	944,049	652,490	211%	205%
2016 YTD	367,505	331,546	644,696	730,042	648,882	199%	199%
Subtotal	3,155,327	1,078,973	2,671,415	8,541,658	2,672,427
Americas-Insolvency
2004 - 2005	36,769	—	224	58,683	224	160%	148%
2006	17,627	10	357	32,486	357	184%	139%
2007	78,524	174	736	106,305	736	135%	150%
2008	108,579	819	1,693	169,327	1,693	156%	163%
2009	155,999	—	6,482	473,100	6,482	303%	214%
2010	208,974	94	9,361	549,872	9,361	263%	184%
2011	180,607	649	6,532	366,367	6,532	203%	155%
2012	251,740	18,874	36,329	379,277	36,329	151%	136%
2013	228,083	50,778	72,339	338,645	72,339	148%	133%
2014	149,029	61,494	82,402	204,672	82,286	137%	124%
2015	64,202	52,983	62,734	79,334	62,734	124%	125%
2016 YTD	73,662	63,620	77,530	89,736	77,290	122%	122%
Subtotal	1,553,795	249,495	356,719	2,847,804	356,363
Total Americas	4,709,122	1,328,468	3,028,134	11,389,462	3,028,790
Europe-Core
2012	20,457	—	258	32,493	206	159%	187%
2013	20,370	1,181	2,310	22,118	1,808	109%	119%
2014 (1)	798,026	439,414	1,337,404	2,035,924	1,160,058	255%	208%
2015	423,716	308,330	595,942	722,366	545,218	170%	160%
2016 YTD	273,191	263,901	434,116	457,034	440,940	167%	167%
Subtotal	1,535,760	1,012,826	2,370,030	3,269,935	2,148,230
Europe-Insolvency
2014	10,878	4,315	10,321	18,294	9,304	168%	129%
2015	19,424	12,709	22,384	28,651	19,477	148%	139%
2016 YTD	37,334	34,090	45,140	48,456	44,138	130%	130%
Subtotal	67,636	51,114	77,845	95,401	72,919
Total Europe	1,603,396	1,063,940	2,447,875	3,365,336	2,221,149
Total PRA Group	$6,312,518	$2,392,408	$5,476,009	$14,754,798	$5,249,939

(1)	The amount reflected in the Purchase Price column includes the acquisition date finance receivable portfolios in Canada and Europe that were acquired in connection with the Aktiv acquisition.

(2)	The Original Estimated Purchase Price multiple represents the initial estimated full year purchase price multiple in the year of acquisition.

(3)
For our international amounts, purchase price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

(4)	For our international amounts, Net Finance Receivables are presented at the September 30, 2016 exchange rate.

(5)	For our international amounts, ERC-Historical Period Exchange Rates is presented at the period-end exchange rate for the respective quarter of purchase.

(6)	For our international amounts, Total Estimated Collections is presented at the period end exchange rate for the respective quarter of purchase.

(7)	For our international amounts, ERC-Current Period Exchange Rates is presented at the September 30, 2016 exchange rate.

Portfolio Financial Information Year-to-date as of September 30, 2016 Amounts in thousands

Purchase Period	Purchase Price (3)	Cash Collections (2)	Gross Revenue (2)	Amortization (2)	Allowance (2)	Net Revenue (2)	Net Finance Receivables as of September 30, 2016 (4)
Americas-Core
1996 - 2005	$368,600	$7,432	$6,747	$685	$165	$6,582	$3,156
2006	90,038	2,110	1,378	732	—	1,378	3,821
2007	179,834	7,205	5,361	1,844	840	4,521	9,588
2008	166,505	7,144	4,728	2,416	(60)	4,788	11,019
2009	125,171	12,741	10,694	2,047	—	10,694	3,488
2010	148,243	19,834	15,432	4,402	(325)	15,757	9,907
2011	209,767	39,077	31,214	7,863	135	31,079	22,955
2012	254,651	48,260	36,470	11,790	6,485	29,985	53,265
2013	391,612	97,644	71,555	26,089	22,845	48,710	127,689
2014 (1)	406,344	137,560	89,863	47,697	2,130	87,733	192,125
2015	447,057	177,924	91,638	86,286	95	91,543	310,414
2016 YTD	367,505	86,905	48,991	37,914	—	48,991	331,546
Subtotal	3,155,327	643,836	414,071	229,765	32,310	381,761	1,078,973
Americas-Insolvency
2004 - 2005	36,769	53	40	13	—	40	—
2006	17,627	97	53	44	(20)	73	10
2007	78,524	224	103	121	(100)	203	174
2008	108,579	528	191	337	—	191	819
2009	155,999	2,084	2,084	—	—	2,084	—
2010	208,974	4,267	4,159	108	510	3,649	94
2011	180,607	32,755	19,758	12,997	55	19,703	649
2012	251,740	47,731	20,135	27,596	—	20,135	18,874
2013	228,083	49,503	19,086	30,417	—	19,086	50,778
2014	149,029	34,180	12,675	21,505	(152)	12,827	61,494
2015	64,202	13,205	3,482	9,723	—	3,482	52,983
2016 YTD	73,662	12,193	2,373	9,820	—	2,373	63,620
Subtotal	1,553,795	196,820	84,139	112,681	293	83,846	249,495
Total Americas	4,709,122	840,656	498,210	342,446	32,603	465,607	1,328,468
Europe-Core
2012	20,457	1,748	1,587	161	—	1,587	—
2013	20,370	1,065	686	379	361	325	1,181
2014 (1)	798,026	189,777	111,183	78,594	2,826	108,357	439,414
2015	423,716	77,617	24,651	52,966	174	24,477	308,330
2016 YTD	273,191	22,884	10,244	12,640	—	10,244	263,901
Subtotal	1,535,760	293,091	148,351	144,740	3,361	144,990	1,012,826
Europe-Insolvency
2014	10,878	3,009	901	2,108	—	901	4,315
2015	19,424	3,163	870	2,293	—	870	12,709
2016 YTD	37,334	3,316	786	2,530	—	786	34,090
Subtotal	67,636	9,488	2,557	6,931	—	2,557	51,114
Total Europe	1,603,396	302,579	150,908	151,671	3,361	147,547	1,063,940
Total PRA Group	$6,312,518	$1,143,235	$649,118	$494,117	$35,964	$613,154	$2,392,408

(1)	The amount reflected in the Purchase Price column includes the acquisition date finance receivable portfolios in Canada and Europe that were acquired in connection with the Aktiv acquisition.

(2)	For our international amounts, amounts are presented using the average exchange rates during the current reporting period.

(3)
For our international amounts, purchase price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(4)	For our international amounts, net finance receivables are presented at the September 30, 2016 exchange rate.

The following graph shows the purchase price of our portfolios by year since 2006.

*
Excludes the $27.9 million and $34.7 million investment in a securitized fund in Poland during the years ended December 31, 2015 and December 31, 2014, respectively, which is included in "Investments" on our consolidated balance sheets.

Our ability to profitably purchase and liquidate pools of Insolvency accounts provides diversity to our distressed asset acquisition business. Although we generally purchase Insolvency portfolios from many of the same consumer lenders from whom we acquire Core customer portfolios, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of portfolios purchased in the Insolvency and Core markets may differ over time. We have found periods when Insolvency accounts were more profitable and other times when Core accounts were more profitable. A primary driver of portfolio profitability is determined by the amount of purchase price relative to the expected returns of the acquired portfolios. When pricing becomes more competitive due to reduced portfolios available for purchase or increased demand from competitors entering or increasing their presence in the market, prices tend to go up, driving down the purchase price multiple and lowering the overall expected returns. When pricing relaxes due to market dynamics, purchase price multiples tend to increase, thereby increasing the overall expected returns.
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
Cash Collections by Year, By Year of Purchase (2) Amounts in thousands

		Cash Collections
Purchase Period	Purchase Price (3)	1996 - 2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016 YTD	Total
Americas-Core
1996 - 2005	$368,600	$649,674	$193,966	$152,002	$101,551	$74,323	$57,937	$47,892	$37,925	$27,395	$19,764	$14,259	$7,432	$1,384,120
2006	90,038	—	17,363	43,736	34,038	25,351	19,522	16,663	11,895	8,316	5,724	4,034	2,110	188,752
2007	179,834	—	—	39,412	87,039	69,175	60,230	50,996	39,585	28,244	19,759	14,198	7,205	415,843
2008	166,505	—	—	—	47,253	72,080	62,363	53,654	42,850	31,307	21,027	13,786	7,144	351,464
2009	125,171	—	—	—	—	40,703	95,627	84,339	69,385	51,121	35,555	24,896	12,741	414,367
2010	148,243	—	—	—	—	—	47,076	113,554	109,873	82,014	55,946	38,110	19,834	466,407
2011	209,767	—	—	—	—	—	—	61,971	174,461	152,908	108,513	73,793	39,077	610,723
2012	254,651	—	—	—	—	—	—	—	56,901	173,589	146,198	97,267	48,260	522,215
2013	391,612	—	—	—	—	—	—	—	—	101,614	247,849	194,026	97,644	641,133
2014 (1)	406,344	—	—	—	—	—	—	—	—	—	92,660	253,448	137,560	483,668
2015	447,057	—	—	—	—	—	—	—	—	—	—	116,951	177,924	294,875
2016 YTD	367,505	—	—	—	—	—	—	—	—	—	—	—	86,905	86,905
Subtotal	3,155,327	649,674	211,329	235,150	269,881	281,632	342,755	429,069	542,875	656,508	752,995	844,768	643,836	5,860,472
Americas-Insolvency
2004 - 2005	36,769	9,074	19,456	14,711	8,300	3,814	1,546	615	358	259	176	97	53	58,459
2006	17,627	—	5,608	9,455	6,522	4,398	2,972	1,526	665	419	261	205	97	32,128
2007	78,524	—	—	2,850	27,972	25,630	22,829	16,093	7,551	1,206	714	500	224	105,569
2008	108,579	—	—	—	14,024	35,894	37,974	35,690	28,956	11,650	1,884	1,034	528	167,634
2009	155,999	—	—	—	—	16,635	81,780	102,780	107,888	95,725	53,945	5,781	2,084	466,618
2010	208,974	—	—	—	—	—	39,486	104,499	125,020	121,717	101,873	43,649	4,267	540,511
2011	180,607	—	—	—	—	—	—	15,218	66,379	82,752	85,816	76,915	32,755	359,835
2012	251,740	—	—	—	—	—	—	—	17,388	103,610	94,141	80,079	47,731	342,949
2013	228,083	—	—	—	—	—	—	—	—	52,528	82,596	81,679	49,503	266,306
2014	149,029	—	—	—	—	—	—	—	—	—	37,045	50,880	34,180	122,105
2015	64,202	—	—	—	—	—	—	—	—	—	—	3,395	13,205	16,600
2016 YTD	73,662	—	—	—	—	—	—	—	—	—	—	—	12,193	12,193
Subtotal	1,553,795	9,074	25,064	27,016	56,818	86,371	186,587	276,421	354,205	469,866	458,451	344,214	196,820	2,490,907
Total Americas	4,709,122	658,748	236,393	262,166	326,699	368,003	529,342	705,490	897,080	1,126,374	1,211,446	1,188,982	840,656	8,351,379
Europe-Core
2012	20,457	—	—	—	—	—	—	—	11,604	8,995	5,641	3,175	1,748	31,163
2013	20,370	—	—	—	—	—	—	—	—	7,068	8,540	2,347	1,065	19,020
2014 (1)	798,026	—	—	—	—	—	—	—	—	—	153,180	291,980	189,777	634,937
2015	423,716	—	—	—	—	—	—	—	—	—	—	45,760	77,617	123,377
2016 YTD	273,191	—	—	—	—	—	—	—	—	—	—	—	22,884	22,884
Subtotal	1,535,760	—	—	—	—	—	—	—	11,604	16,063	167,361	343,262	293,091	831,381
Europe-Insolvency
2014	10,878	—	—	—	—	—	—	—	—	—	5	4,297	3,009	7,311
2015	19,424	—	—	—	—	—	—	—	—	—	—	2,954	3,163	6,117
2016 YTD	37,334	—	—	—	—	—	—	—	—	—	—	—	3,316	3,316
Subtotal	67,636	—	—	—	—	—	—	—	—	—	5	7,251	9,488	16,744
Total Europe	1,603,396	—	—	—	—	—	—	—	11,604	16,063	167,366	350,513	302,579	848,125
Total PRA Group	$6,312,518	$658,748	$236,393	$262,166	$326,699	$368,003	$529,342	$705,490	$908,684	$1,142,437	$1,378,812	$1,539,495	$1,143,235	$9,199,504

(1)	The amount reflected in the Purchase Price column includes the acquisition date finance receivable portfolios in Canada and Europe that were acquired in connection with the Aktiv acquisition.

(2)	For our international amounts, cash collections are presented using the average exchange rates during the cash collection period.

(3)
For our international amounts, purchase price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

Collections Productivity (Domestic Portfolio)
The following tables display various collections productivity measures that we track.
Cash Collections per Collector Hour Paid Domestic Portfolio

	Core cash collections (1)
	2016	2015	2014	2013	2012
First Quarter	$274	$247	$223	$193	$166
Second Quarter	269	245	220	190	169
Third Quarter	281	250	217	191	171
Fourth Quarter	—	239	203	190	150

	Total cash collections (2)
	2016	2015	2014	2013	2012
First Quarter	$358	$350	$337	$304	$258
Second Quarter	356	344	354	315	275
Third Quarter	361	343	338	310	279
Fourth Quarter	—	325	310	308	245

	Non-legal cash collections (3)
	2016	2015	2014	2013	2012
First Quarter	$303	$294	$282	$251	$216
Second Quarter	301	288	293	261	225
Third Quarter	306	287	280	259	230
Fourth Quarter	—	273	259	256	200

	Non-legal/non-insolvency cash collections (4)
	2016	2015	2014	2013	2012
First Quarter	$219	$191	$167	$140	$125
Second Quarter	214	188	158	137	120
Third Quarter	226	194	159	140	122
Fourth Quarter	—	187	151	138	105

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
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.
Cash Collections by Geography and Type Amounts in thousands

	2016			2015				2014
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Americas-Core	$210,524	$213,741	$219,571	$195,835	$210,725	$218,838	$219,371	$185,921
Americas-Insolvency	60,429	67,745	68,646	73,842	81,865	92,974	95,533	103,104
Europe-Core	96,028	102,972	94,091	97,149	85,635	76,602	83,876	84,398
Europe-Insolvency	4,719	2,744	2,025	2,545	2,528	1,210	967	5
Total Cash Collections	$371,700	$387,202	$384,333	$369,371	$380,753	$389,624	$399,747	$373,428
The following table provides additional details on the composition of our U.S. Core cash collections for the periods indicated.
Domestic Portfolio Core Cash Collections by Source Amounts in thousands

	2016			2015				2014
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Call Center and Other Collections	$115,454	$119,568	$127,851	$108,979	$117,560	$121,148	$122,316	$95,784
External Legal Collections	36,415	40,369	43,203	42,432	47,318	49,995	49,578	46,761
Internal Legal Collections	33,206	34,505	39,080	38,998	41,338	42,482	42,464	38,157
Total Domestic Core Cash Collections	$185,075	$194,442	$210,134	$190,409	$206,216	$213,625	$214,358	$180,702
Portfolio Purchasing
The following table displays our quarterly portfolio purchases for the periods indicated.
Portfolio Purchases by Geography and Type Amounts in thousands

	2016			2015				2014
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Americas-Core	$95,452	$130,529	$136,057	$120,554	$90,912	$98,317	$138,498	$119,714
Americas-Insolvency	16,760	33,723	22,952	20,589	9,300	19,111	16,437	24,949
Europe-Core (1) (2)	34,240	68,835	171,038	79,735	240,385	88,499	21,579	123,194
Europe-Insolvency	14,803	16,410	6,731	4,976	3,959	2,450	8,510	11,625
Total Portfolio Purchases	$161,255	$249,497	$336,778	$225,854	$344,556	$208,377	$185,024	$279,482

(1)
Excludes the $27.9 million and $34.7 million investment in a securitized fund in Poland during the years ended December 31, 2015 and December 31, 2014, respectively, which is included in "Investments" on our consolidated balance sheets.

Portfolio Purchases by Stratifications (Domestic Only)
The following table categorizes our life-to-date domestic portfolio purchases as of September 30, 2016 into major asset type, delinquency category, and geographic location.
Domestic Portfolio Purchases by Stratification, Life-To-Date Amounts in thousands

Stratifications	Number of Accounts	%	Face Value (1)%		Original Purchase Price (2)%
Major Asset Type
Major Credit Cards	22,808	53%	$59,038,967	66%	$2,724,791	58%
Consumer Finance	6,720	16	8,768,697	10	166,958	4
Private Label Credit Cards	12,887	30	17,065,592	19	1,625,350	35
Auto Deficiency	682	1	4,862,620	5	165,714	3
Total	43,097	100%	89,735,876	100%	4,682,813	100%

Delinquency Category
Fresh	4,821	11%	10,358,354	12%	1,280,371	27%
Primary	5,566	13	10,502,136	12	696,455	15
Secondary	10,823	25	13,841,742	15	787,099	17
Tertiary	4,876	11	6,826,029	8	138,632	3
Insolvency	6,107	14	24,493,554	27	1,596,540	34
Other	10,904	26	23,714,061	26	183,716	4
Total	43,097	100%	89,735,876	100%	4,682,813	100%

Geographic Location
California	4,671	11%	11,736,886	13%	580,196	12%
Texas	5,672	13	9,538,084	11	415,249	9
Florida	3,473	8	8,374,202	9	411,541	9
New York	2,475	6	5,180,171	6	242,734	5
Ohio	1,940	5	3,376,498	4	190,530	4
Pennsylvania	1,593	4	3,305,758	4	175,131	4
Illinois	1,625	4	3,233,241	4	183,602	4
North Carolina	1,583	4	3,222,384	4	168,368	4
Georgia	1,439	3	2,981,725	3	181,112	4
Other (3)	18,626	42	38,786,927	42	2,134,350	45
Total	43,097	100%	$89,735,876	100%	$4,682,813	100%

(1)	Represents the original face amount purchased from sellers and has not been reduced by any adjustments, including payments and buybacks.

(2)	Represents the cash paid to sellers to acquire portfolios of nonperforming loans and has not been reduced by any adjustments, including payments and buybacks.

(3)	Each state included in "Other" represents less than 2% of the face value of total life-to-date domestic purchases.
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

The total initial investment by the Polish investment fund in finance receivables is $62.6 million. The gross estimated remaining collections and gross total estimated collections, related to our proportional ownership of the fund are $95.7 million and $126.3 million, respectively at September 30, 2016.
Estimated Remaining Collections
The following chart shows our ERC by geographical region at September 30, 2016 (amounts in millions).
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
As of September 30, 2016, cash and cash equivalents totaled $91.8 million, compared to $71.4 million at December 31, 2015. Included in cash and cash equivalents are funds held on the behalf of others arising from the collection of accounts placed with us. The balance of the funds held on behalf of others was $5.5 million and $3.9 million at September 30, 2016 and December 31, 2015, respectively. There is an offsetting liability that is included in "Other liabilities" on our consolidated balance sheets. We had approximately $1.8 billion in borrowings outstanding as of September 30, 2016, with $630.8 million of availability under all of our credit facilities, subject to compliance with borrowing base and applicable debt covenants. Considering borrowing base restrictions and other covenants, the aggregate amount available to be drawn on all of our credit facilities was $172.0 million. See the "Borrowings" section below for more information.
Obligations during the twelve month period ending September 30, 2017 include forward flow portfolio purchase commitments and payment of principal and interest on our borrowings. We have in place forward flow and other commitments for the purchase of nonperforming loans in which the maximum amount that could be purchased is approximately $362.5 million as of September 30, 2016. We may also enter into new or renewed flow commitments and close on spot transactions in addition to the aforementioned flow agreements. We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our credit facilities will be sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, and additional portfolio purchasing during the next twelve months. Business acquisitions, adverse outcomes in pending litigation or higher than expected levels of portfolio purchasing could require additional financing from other sources.
For domestic income tax purposes, we recognize revenue from the collections of finance receivables using the cost recovery method. The IRS has audited and issued Notices of Deficiency for the tax years ended December 31, 2005 through 2012. It has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. We have filed petitions in the U.S. Tax Court (the "Tax Court") challenging the deficiencies and believe we have sufficient support for the technical merits of our positions. On July 10, 2015 and July 21, 2015, the IRS filed Motions for Summary Judgment for tax years 2008 through 2012 and 2005 through 2007 respectively. On November 12, 2015, the Tax Court denied the IRS's Motions for Summary Judgment and set this matter for trial to begin on September 19, 2016. On July 5, 2016, the Tax Court granted the IRS’s Motion for Continuance filed on June 28, 2016. On July 14, 2016, the Tax Court set the trial to begin on May 15, 2017. If we are unsuccessful in the Tax Court and any potential appeals, we may ultimately be required to pay the related deferred taxes, and possibly interest and penalties, which may require additional financing from other sources. Deferred tax liabilities related to this matter were $253.7 million at September 30, 2016. Our estimate of the potential federal and state interest is $106.2 million as of September 30, 2016.
On October 22, 2015, our board of directors authorized a share repurchase program to purchase up to $125 million of our outstanding shares of common stock on the open market. Repurchases depend on prevailing market conditions and other factors. The repurchase program may be suspended or discontinued at any time. During 2015, we purchased 2,072,721 shares of our common stock under the new share repurchase program at an average price of $38.60 per share. At September 30, 2016, the maximum remaining purchase price for share repurchases under the new program is approximately $45.0 million.
Cash generated from operations is dependent upon our ability to collect on our finance receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our future cash flows.
Our operating activities provided cash of $117.9 million and $125.5 million for the nine months ended September 30, 2016 and 2015, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections recognized as revenue and fee income received for the period. In addition, changes in other accounts related to our operating activities impacted our cash from operations.
Our investing activities used cash of $236.3 million and $215.4 million during the nine months ended September 30, 2016 and 2015, respectively. Cash used in investing activities is primarily driven by acquisitions of finance receivables, business acquisitions, and purchases of property and equipment. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. The majority of the increase in cash used in investing activities was due to an increase in business acquisitions, net of cash acquired, to $67.0 million for the nine months ended September 30, 2016, from $1.4 million for the nine months ended September 30, 2015, offset by a decrease in acquisitions of finance receivables, to $697.8 million for the nine months ended September 30, 2016, from $730.0 million for the nine months ended September 30, 2015.
Our financing activities provided cash of $94.1 million and $129.5 million during the nine months ended September 30, 2016 and 2015, respectively. Cash for financing activities is normally provided primarily by draws on our line of credit and proceeds from long-term debt. Cash used in financing activities is primarily driven by principal payments on our lines of credit, principal payments on long-term debt and repurchases of our common stock. The decrease in cash provided by financing activities was primarily driven by net repayments on our lines of credit of $36.8 million for the nine months ended September 30, 2016, compared to net draws on our lines of credit of $238.9 million during the nine months ended September 30, 2015. This was offset by net draws on long-term debt of $110.6 million during the nine months ended September 30, 2016 compared to net payments on long-term debt of $43.6 million during the nine months ended September 30, 2015. In addition, during the nine months ended September 30, 2015, we repurchased $85.5 million of our common stock compared to $0 for the nine months ended September 30, 2016.
Cash paid for interest was $49.5 million and $38.3 million for the nine months ended September 30, 2016 and 2015, respectively. Interest was paid on our revolving credit facilities, long-term debt, convertible debt and interest rate swap agreements. The increase was the result of a higher average balance on our borrowings. Cash paid for income taxes was $59.2 million and $70.5 million for the nine months ended September 30, 2016 and 2015, respectively.
Borrowings
Domestic Revolving Credit and Term Loan
On December 19, 2012, we entered into a credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (such agreement as later amended or modified, the "Credit Agreement"). On March 24, 2016, we entered into a Loan Modification Agreement and Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement which (a) extended the maturity date of loans and commitments under the Credit Agreement in an aggregate principal amount of approximately $745.9 million, including a $23.0 million net increase in the commitments of the extending lenders, to the earlier of December 21, 2020 or 91 days prior to the maturity of our 3.00% Convertible Senior Notes due August 1, 2020 (the "Notes"), (b) modified the accordion feature under the Credit Agreement to allow us to request from new and existing lenders up to an additional $125.0 million in loans and commitments under the Credit Agreement, (c) increased the credit given in the domestic borrowing base for estimated remaining collections of eligible asset pools, (d) increased the amounts available for permitted investments, equity repurchases and redemptions of our convertible notes, and (e) increased our maximum permitted total consolidated leverage ratio to 2.25 to 1.0.
The total credit facility includes an aggregate principal amount of $953.0 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully funded $155.0 million term loan, (ii) a $748.0 million domestic revolving credit facility, and (iii) a $50 million Canadian revolving credit facility. Our facility includes an optional increase in commitments for a $125.0 million accordion feature, and also provides for up to $20 million of letters of credit that would reduce amounts available for borrowing. The facility matures on the earlier of December 21, 2020 or 91 days prior to the maturity of the Notes. As of September 30, 2016, the unused portion of the domestic and Canadian revolving credit facilities was $90.7 million. Considering borrowing base restrictions, as of September 30, 2016, the amount available to be drawn was $66.1 million. The Credit Agreement is secured by a first priority lien on substantially all of our assets.
Borrowings outstanding under the Credit Agreement at September 30, 2016 consisted of $155.0 million outstanding on the term loan with an annual interest rate of 3.02% and $707.3 million outstanding on the revolving credit facilities with a weighted average interest rate of 3.04%. At December 31, 2015, borrowings outstanding under the Credit Agreement consisted of $170.0 million outstanding on the term loan with an annual interest rate of 2.92% and $541.8 million outstanding on the revolving credit facility with a weighted average interest rate of 2.89%.
Note Payable
In conjunction with the closing of the acquisition of the Aktiv business on July 16, 2014, we entered into a $169.9 million promissory note with an affiliate of the seller in the Aktiv transaction. The promissory note bore interest at the three-month London Interbank Offered Rate ("LIBOR") plus 3.75%. On July 18, 2016, we paid the outstanding balance due of $169.9 million plus accrued interest.
Multicurrency Revolving Credit Facility
On October 23, 2014, we entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (such agreement as later amended or modified, "the Multicurrency Revolving Credit Agreement"). On February 19, 2016, we entered into a Second Amendment to the Multicurrency Revolving Credit Agreement which provided for, (i) the extension of the final repayment date to February 19, 2021, (ii) an increase to the total commitments from $750 million to $900 million, subject to certain requirements, (iii) an ERC ratio (as defined in Multicurrency Revolving Credit Agreement) ranging from 32.2% to 38.7% depending on the mix of portfolios owned, subject to the payment of additional associated fees. On September 2, 2016, we entered into a Third Amendment and Restatement Agreement to the Multicurrency Revolving Credit Agreement which provided for, (1) increasing the total commitments from $900 million to an aggregate of $1.2 billion by including a term loan facility of approximately $300 million, (2) replacing the estimated remaining collections ratio covenant with a LTV covenant of 75%, (3) changing the ratio of gross interest bearing debt to earnings before interest, taxes, depreciation and amortization (as more specifically defined in the Third Amendment) to 3.5:1.0 until March 31, 2017 and 3.25:1.0 thereafter, and (4) revising the applicable margin for the interest payable to 2.80%-3.90% under the revolving facility, and 4.25%-4.50% under the term loan facility, dependent on the LTV ratio.
Under the terms of the Multicurrency Revolving Credit Agreement, the credit facility includes an aggregate amount of $900.0 million (subject to the borrowing base), accrues interest at the IBOR plus 2.80-3.90% under the revolving facility and 4.25-4.50% under the term loan facility (as determined by the ERC Ratio as defined in the Multicurrency Revolving Credit Agreement), bears an unused line fee of 35% of the margin, currently 1.26% per annum, payable monthly in arrears, and matures on February 19, 2021. The Multicurrency Revolving Credit Agreement also includes an Overdraft Facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per annum, payable quarterly in arrears, and also matures February 19, 2021. As of September 30, 2016, the unused portion of the Multicurrency Revolving Credit Agreement (including the Overdraft Facility) was $540.1 million. Considering borrowing base restrictions and other covenants, as of September 30, the amount available to be drawn under the Multicurrency Revolving Credit Agreement (including the Overdraft Facility) was $106.0 million.
The Multicurrency Revolving Credit Agreement is secured by i) the shares of most of the subsidiaries of Aktiv, and ii) all intercompany loans to Aktiv's subsidiaries.
At September 30, 2016, the outstanding balance on the Multicurrency Revolving Credit Agreement consisted of $299.3 million on the term loan with an annual interest rate of 4.25% and $399.9 million on the revolving facilities with a weighted average annual interest rate of 4.07%. At December 31, 2015, the balance on the Multicurrency Revolving Credit Agreement was $576.4 million, with a weighted average annual interest rate of 3.64%.

Convertible Senior Notes
On August 13, 2013, we completed the private offering of $287.5 million in aggregate principal amount of the Notes. The Notes were issued pursuant to an Indenture, dated August 13, 2013 between us and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are our senior unsecured obligations and mature on August 1, 2020. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning as of February 1, 2014. Prior to February 1, 2020, the Notes are convertible only upon the occurrence of specified events. On or after February 1, 2020, the Notes will be convertible at any time. Upon conversion, the Notes may be settled, at our option, in cash, shares of our common stock, or any combination thereof. Holders of the Notes have the right to require us to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change (as defined in the Indenture). In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), we may, under certain circumstances, be required to increase the conversion rate for the Notes converted in connection with such a make-whole fundamental change. The conversion rate for the Notes is initially 15.2172 shares per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $65.72 per share of our common stock, and is subject to adjustment in certain circumstances pursuant to the Indenture. We do not have the right to redeem the Notes prior to maturity. As of September 30, 2016, none of the conditions allowing holders of the Notes to convert their Notes had occurred.
Polish Revolving Credit and Bonds Payable
With the acquisition of DTP in the second quarter of 2016, we assumed the outstanding debt of DTP which included revolving credit facilities and bonds. On July 29, 2016, we repaid the outstanding balance on the facilities and any fees and terminated the credit facilities. As of September 30, 2016, the outstanding balance of the bonds, which mature on June 25, 2017, was $1.3 million, with a weighted average interest rate of 5.91%.
We believe we were in compliance with the covenants of our material financing arrangements as of September 30, 2016 and December 31, 2015.
Undistributed Earnings of Foreign Subsidiaries
We intend to use remaining accumulated and future undistributed earnings of foreign subsidiaries to expand operations outside the United States; therefore, such undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States. Accordingly, no provision for federal and state income tax has been provided thereon. If management's intentions change and eligible undistributed earnings of foreign subsidiaries are repatriated, we would be subject to additional U.S. income taxes, net of a possible adjustment for foreign tax credits, and withholding taxes payable to various foreign jurisdictions, where applicable. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed foreign earnings. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $70.0 million and $51.5 million as of September 30, 2016 and December 31, 2015, respectively. Refer to the Notes of the Consolidated Financial Statements for further information related to our income taxes and undistributed foreign earnings.
Stockholders' Equity Attributable to PRA Group, Inc.
Stockholders' equity attributable to PRA Group, Inc. was $937.7 million at September 30, 2016 and $800.5 million at December 31, 2015. The increase was primarily attributable to $102.7 million in net income during the nine months ended September 30, 2016 and a $29.0 million increase in accumulated net foreign currency translation gains.

Contractual Obligations
Our contractual obligations as of September 30, 2016 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$49,562	$11,317	$19,107	$9,141	$9,997
Revolving credit (1)	1,280,529	46,411	238,592	995,526	—
Long-term debt (2)	937,634	62,807	101,714	773,113	—
Purchase commitments (3)	364,574	356,938	7,636	—	—
Employment agreements	15,443	9,561	5,882	—	—
Total	$2,647,742	$487,034	$372,931	$1,777,780	$9,997

(1)
This amount includes estimated interest and unused line fees due on our revolving credit and assumes that the outstanding balances on the revolving credit remain constant from the September 30, 2016 balances to maturity.

(2)	This amount includes scheduled interest and principal payments on our term loans, our bonds payable and our convertible debt.

(3)
This amount includes the maximum remaining amount to be purchased under forward flow and other contracts for the purchase of defaulted finance receivables in the amount of approximately $362.5 million.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
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
Valuation of Acquired Intangibles and Goodwill
In accordance with FASB ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"), we amortize intangible assets over their estimated useful lives. Goodwill, pursuant to ASC 350, is not amortized but rather evaluated for impairment annually and more frequently if indicators of potential impairment exist. Goodwill is reviewed for potential impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment.
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
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.6 billion as of September 30, 2016. Assuming a 25 basis point decrease in interest rates, for example, interest expense over the following twelve months would decrease by an estimated $3.1 million. Assuming a 50 basis point increase in interest rates, interest expense over the following twelve months would increase by an estimated $6.7 million.
To reduce the exposure to changes in the market rate of interest, we have entered into interest rate swap agreements for a portion of our floating rate financing arrangements. The terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate. For the majority of our floating rate financing arrangements, we have no interest rate swap agreements in place. The sensitivity calculations above consider the impact of our interest rate swap agreements.
The fair value of our interest rate swap agreements was a net liability of $4.1 million at September 30, 2016. A hypothetical 25 basis point decrease in interest rates would cause a decrease in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be a liability of $5.7 million at September 30, 2016. Conversely, a hypothetical 50 basis point increase in interest rates would cause an increase in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be a liability of $0.3 million at September 30, 2016.

Currency Exchange Risk
We operate internationally and enter into transactions denominated in foreign currencies, including the euro, the Great British pound, the Canadian dollar, Norwegian kroner, Swiss franc, Danish kroner, Swedish krona, Polish zloty, Israeli shekel, and Brazilian real. In the three months ended September 30, 2016, we generated $68.9 million of revenues from operations outside the United States and used nine functional currencies other than the U.S. dollar. Weakness in one particular currency might be offset by strength in other currencies over time.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of September 30, 2016, refer to Note 10 "Commitments and Contingencies" of our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.
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

On June 23, 2016, the United Kingdom (“UK”) voted to leave the European Union (“EU”). Although the vote was advisory and had no binding legal effect, it nevertheless has adversely impacted global markets and resulted in a decline in the value of the British pound as compared to the US dollar and other currencies. The UK’s actual exit from the EU, commonly referred to as "Brexit", could take several years because the UK must first give notice to the EU of its intention to leave and the parties have two years from the date the notice is given to complete exit negotiations. However, perceptions concerning the impact of the UK’s withdrawal from the EU may adversely affect business activity, political stability and economic conditions in the UK, the EU and globally, which could in turn adversely affect European or worldwide political, regulatory, economic and financial market conditions.

As of September 30, 2016, the total ERC of our UK portfolios constituted approximately 14% of our consolidated ERC. We expect volatility in exchange rates in the short term as the UK negotiates its exit from the EU. A weaker British pound compared to the US dollar during a reporting period could cause local currency results of our UK operations to be translated into fewer US dollars. In the longer term, any impact from Brexit on our business, results of operations and financial condition will depend on the final terms negotiated by the UK and the EU, including arrangements concerning taxes and financial services regulation.
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

10.1	Third Amendment and Restatement Agreement to the Multicurrency Revolving Credit Agreement, dated as of September 2, 2016, by and among PRA Group Europe Holding S.à r.l. and DNB Bank ASA.
31.1	Section 302 Certifications of Chief Executive Officer.
31.2	Section 302 Certifications of Chief Financial Officer.
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkable Document
101.LAB	XBRL Taxonomy Extension Label Linkable Document
101.PRE	XBRL Taxonomy Extension Presentation Linkable Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

November 7, 2016	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chairman of the Board of Directors, and Chief Executive Officer
(Principal Executive Officer)

November 7, 2016	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)