Form 10-K
period 2016-12-31
PRA GROUP INC
filed 2017-03-01
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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

None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☑   NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. YES  ☐   NO  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑   NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☑   NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2016 was $1,103,694,825 based on the $24.14 closing price as reported on the NASDAQ Global Select Market.
The number of shares of the registrant's Common Stock outstanding as of February 24, 2017 was 46,409,330.
Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:
This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall cash collection trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

•	a prolonged economic recovery or a deterioration in the economic or inflationary environment in the Americas or Europe, including the interest rate environment;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital;

•	our ability to replace our nonperforming loans with additional portfolios;

•	our ability to purchase nonperforming loans at appropriate prices;

•
changes in, or interpretations of, federal, state, local, or foreign laws or the administrative practices of various bankruptcy courts, which may impact our ability to collect on our nonperforming loans;

•	our ability to collect sufficient amounts on our nonperforming loans;

•	the possibility that we could incur significant allowance charges on our finance receivables;

•
changes in, or interpretations of, bankruptcy or collection laws that could negatively affect our business, including by causing an increase in certain types of bankruptcy filings involving liquidations, which may cause our collections to decrease;

•	our ability to manage risks associated with our international operations;

•	changes in tax laws regarding earnings of our subsidiaries located outside of the United States ("U.S.");

•	the imposition of additional taxes on us;

•	the possibility that we could incur goodwill or other intangible asset impairment charges;

•	adverse effects from the vote by the United Kingdom ("UK") to leave the European Union ("EU");

•	adverse outcomes in pending litigations or administrative proceedings;

•	our loss contingency accruals may not be adequate to cover actual losses;

•	the possibility that class action suits and other litigation could divert our management's attention and increase our expenses;

•	the possibility that we could incur business or technology disruptions or cyber incidents;

•	our ability to collect and enforce our finance receivables may be limited under federal, state, local and foreign laws;

•
our ability to comply with existing and new regulations of the collection industry, the failure of which could result in penalties, fines, litigation, damage to our reputation, or the suspension or termination of or required modification to our ability to conduct our business;

•
investigations or enforcement actions by governmental authorities, including the Consumer Financial Protection Bureau ("CFPB"), which could result in changes to our business practices; negatively impact our portfolio purchasing volume; make collection of account balances more difficult or expose us to the risk of fines, penalties, restitution payments, and litigation;

•	the possibility that compliance with foreign and U.S. laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions;

•	our ability to raise the funds necessary to repurchase the convertible senior notes or to settle conversions in cash;

•	our ability to maintain, renegotiate or replace our credit facility;

•
changes in interest or exchange rates, which could reduce our net income, and the possibility that future hedging strategies may not be successful, which could adversely affect our results of operations and financial condition, as could our failure to comply with hedge accounting principles and interpretations; and

•	the risk factors discussed in our filings with the Securities and Exchange Commission (the "SEC").
You should assume that the information appearing in this Annual Report on Form 10-K (this "Form 10-K") is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.
You should carefully consider the factors listed above and review the "Risk Factors" section beginning on page 9, as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section beginning on page 23 and the "Business" section beginning on page 5.
Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in, or implied by, this Form 10-K could turn out to be materially different. Except as required by law, we assume no obligation to publicly update or revise our forward-looking statements after the date of this Form 10-K and you should not expect us to do so.

Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, we do not selectively disclose to them any material nonpublic information or other confidential commercial information. Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst regardless of the content of the statement or report. We do not, by policy, confirm forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.
PART I
Item 1. Business.
General
Headquartered in Norfolk, Virginia and incorporated in Delaware, we are a global financial and business services company with operations in the Americas and Europe.
Our primary business is the purchase, collection and management of portfolios of nonperforming loans that have been charged-off by the credit grantor. The accounts we acquire are primarily the unpaid obligations of individuals owed to credit grantors, which include banks and other types of consumer, retail, and auto finance companies. We acquire portfolios of nonperforming loans in two broad categories: Core and Insolvency. Our Core operation specializes in purchasing and collecting receivables. Because the credit grantor and/or other debt servicing companies have unsuccessfully attempted to fully collect these receivables, we are able to purchase them at a substantial discount to their face value. Our Insolvency operation consists primarily of purchasing and collecting accounts that are involved in a Chapter 13 bankruptcy proceeding from credit grantors based in the U.S, but also includes the purchasing and collecting of insolvent accounts in Europe and Canada.
We also provide the following fee-based services:

•	Vehicle location, skip tracing and collateral recovery for auto lenders, government entities and law enforcement;

•	Revenue administration, audit and revenue discovery/recovery services for local government entities;

•	Class action claims recovery services and purchases;

•	Servicing of consumer bankruptcy accounts in the U.S.; and

•	To a lesser extent, contingent collections of nonperforming loans in Europe and South America.
As discussed in Note 17 to our Consolidated Financial Statements in Item 8 of this Form 10-K ("Note 17"), we sold our revenue administration, audit and revenue discovery/recovery services for government entities business in January 2017.
We have one reportable segment, accounts receivable management, based on similarities among the operating units, including the nature of the products and services, the nature of the production processes, the types or classes of customers for our products and services, the methods used to distribute our products and services, and the nature of the regulatory environment.
We were initially formed as Portfolio Recovery Associates, L.L.C., a Delaware limited liability company, on March 20, 1996. In connection with becoming a publicly-traded company, we formed Portfolio Recovery Associates, Inc. in August 2002 and our common stock began trading on the NASDAQ Global Select Market ("NASDAQ") on November 8, 2002. On July 16, 2014, we acquired Aktiv Kapital AS ("Aktiv"), a Norway-based company specializing in the acquisition and servicing of nonperforming loans throughout Europe and Canada. On October 23, 2014, we changed our legal name from Portfolio Recovery Associates, Inc. to PRA Group, Inc. On August 3, 2015, we acquired 55% of the equity interest in RCB Investimentos S.A. ("RCB"), a servicing platform of nonperforming loans in Brazil, with the remaining 45% of the equity interest owned by the executive team and previous owners of RCB. On April 26, 2016, we completed our public tender offer to purchase 100% of the shares of DTP S.A. ("DTP"), a Polish-based debt collection company.
All references in this Form 10-K to the "PRA Group," "our," "we," "us," the "Company" or similar terms are to PRA Group, Inc. and its subsidiaries.
Nonperforming Loan Portfolio Purchases
Our portfolio of nonperforming loans includes a diverse set of accounts that can be categorized by asset type, age and size of account, level of previous collection efforts, payment history, and geography. To identify buying opportunities, we maintain an extensive marketing effort with our senior officers contacting known and prospective sellers of nonperforming loans. From these sellers, we have purchased a variety of nonperforming loans including Visa® and MasterCard® credit cards, private label and other credit cards, installment loans, lines of credit, deficiency balances of various types, legal judgments, and trade payables. Sellers of nonperforming loans include major banks, credit unions, consumer finance companies, telecommunication providers, retailers, utilities, automobile finance companies, student loan companies, and other debt owners. The price at which we acquire portfolios depends on the age of the portfolio, its geographic distribution, our historical experience with a certain asset type or credit grantor and similar factors.
We purchase portfolios of accounts that are included in certain types of consumer insolvency proceedings. In the U.S., these insolvency accounts are typically those filed under Chapter 13 of the U.S. Bankruptcy Code, have an associated payment plan that generally ranges from three to five years in duration and can be acquired at any stage in the bankruptcy plan life cycle. Portfolios sold close to the filing of the bankruptcy plan will generally take months to generate cash flow; however, aged portfolios sold years after the filing of the bankruptcy plan will typically generate cash flows immediately. Non-U.S. insolvency accounts may have some slight differences, but generally operate in a similar manner. In Canada, we purchase Consumer Proposal, Consumer Credit Counseling and Bankrupt Accounts. In the UK, we purchase Individual Voluntary Arrangements, Company Voluntary Arrangements, Trust Deeds and Bankrupt Accounts. In Germany, we acquire consumer bankruptcies, which may also consist of small business loans with a personal guarantee.
Nonperforming Loan Portfolio Purchasing Process
We acquire portfolios of nonperforming loans from debt owners through auctions and negotiated sales. In an auction process, the seller will assemble a portfolio of nonperforming loans and will seek purchase prices from specifically invited potential purchasers. In a privately negotiated sale process, the debt owner will contact one or more purchasers directly, receive a bid, and negotiate the terms of sale. In either case, typically, invited purchasers will have already successfully completed a qualification process that can include the owner's reviews of any or all of the following: the purchaser's experience, reputation, financial standing, operating procedures, business practices, and compliance oversight.
We also acquire portfolios of nonperforming loans through either single portfolio transactions, referred to as spot sales, or through the pre-arranged purchase of multiple portfolios over time, referred to as forward flow sales. Under a forward flow contract, we agree to purchase nonperforming loans from a debt owner on a periodic basis, at a price equal to a set percentage of face value of the nonperforming loans over a specified time period, generally from three to twelve months.
Nonperforming Loan Portfolio Collection Operations
Call Center Operations
In higher volume markets, our collection efforts leverage call centers. In some newer markets or in markets that have less consistent debt purchasing patterns, most notably outside the U.S., we may utilize external vendors to do some or all of this work. Whether the accounts are being worked internally or externally, we utilize our proprietary analysis to proportionally direct work efforts to those customers most likely to pay. The analysis driving those decisions relies on various models and variables that have the highest correlation to profitable collection call activity.
Legal Recovery - Core Portfolios
An important component of our collections effort involves our legal recovery departments and the judicial collection of accounts of customers who we believe have the ability, but not the willingness, to resolve their obligations. There are some markets in which the collection process follows a prescribed time-sensitive and sequential set of legal actions, but in the majority of instances, we use models and analysis and select those accounts reflecting a high propensity to pay in a legal environment. Depending on the balance of the receivable and the applicable local collection laws, we determine whether to commence legal action to judicially collect on the receivable. The legal process can take an extended period of time and can be costly, but when accounts are selected properly it also usually generates net cash collections that likely would not have been realized otherwise. We use a combination of internal staff (attorney and support), as well as external attorneys, to pursue legal collections under certain circumstances.
Insolvency Operations
Insolvency Operations in the U.S. manages customer filings under the U.S. Bankruptcy Code on debtor accounts derived from two sources: (1) our purchased pools of bankrupt accounts and (2) our Core purchased pools of nonperforming loans that have filed for bankruptcy or insolvency protection after being acquired by us. We file proofs of claim ("POCs") or claim transfers and actively manage these accounts through the entire life cycle of the insolvency proceeding in order to substantiate our claims and ensure that we participate in any distributions to creditors.

Fee-for-Service Businesses
In addition to the purchase, collection and management of portfolios of nonperforming loans, we provide fee-based services, including vehicle location, skip tracing and collateral recovery services for auto lenders and governments via PRA Location Services, LLC ("PLS"); revenue administration, audit, and revenue discovery/recovery services for government entities through PRA Government Services, LLC and MuniServices, LLC (collectively "PGS"); class action claims recovery purchasing and servicing through Claims Compensation Bureau, LLC ("CCB"); contingent collection of finance receivables through PRA Group Europe and RCB; and third-party servicing of bankruptcy accounts in the U.S. As discussed in Note 17, we sold our PGS business in January 2017.
Seasonality
Although our business is not impacted significantly by seasonality, cash collections in the Americas tend to be higher in the first and second quarters of the year and lower in the third and fourth quarters of the year; by contrast, cash collections in Europe tend to be higher in the third and fourth quarters of the year. Customer payment patterns are affected by seasonal employment trends, income tax refunds and holiday spending habits geographically.
Competition
We face competition in both markets we serve: nonperforming loan purchasing, collecting and management, and fee-for-service receivables management. Purchased portfolio competition comes from both third-party contingent fee collection agencies and other purchasers of debt that manage their own nonperforming loans or outsource such servicing. Our primary competitors in our fee-for-service business are new and existing providers of outsourced receivables management services. Regulatory complexity and burdens, combined with seller preference for experienced portfolio purchasers create significant barriers to successful entry for new competitors. While both markets remain competitive, the contingent fee industry is more fragmented than the purchased portfolio industry.
We face bidding competition in our acquisition of nonperforming loans and in obtaining placements for our fee-for-service businesses. We also compete on the basis of reputation, industry experience and performance. We believe that our competitive strengths include our disciplined and proprietary underwriting process, the extensive data set we have developed as a result of not reselling portfolios since 2002, our ability to bid on portfolios at appropriate prices, our reputation from previous portfolio purchase transactions, our ability to close transactions in a timely fashion, our strong relationships with grantors of receivables, our team of well-trained collectors who provide quality customer service while complying with applicable collection laws, and our ability to efficiently and effectively collect on various asset types.
Compliance
Our approach to compliance is multifaceted and comprehensive, and includes the following:

•	our Code of Business Conduct and Ethics, which applies to all directors and employees, including officers, is available at the Investor Relations page of our website at www.pragroup.com;

•	compliance and ethics training for our directors, officers and employees;

•	annual compliance testing;

•
a confidential telephone hotline and email and web-based portals to report suspected compliance violations, fraud, financial reporting, accounting, and auditing matters and other acts that may be illegal and/or unethical;

•	regular testing by our compliance department of controls embedded in business processes designed to foster compliance with laws, regulations and internal policy; and

•
regular evaluation of the legislative and regulatory environment, monitoring of statutory and regulatory changes and relevant case law, so that operations personnel are aware of and in compliance with the laws and judicial decisions that may impact their job duties.

Regulation
We are subject to a variety of federal, state, local, and foreign laws that establish specific guidelines and procedures that debt collectors must follow when collecting customer accounts, including laws relating to the collection, use, retention, security and transfer of personal information. It is our policy to comply with the provisions of all applicable federal, state, local and foreign laws in all of our activities even though there are frequent changes in these laws and regulations, in their interpretation and application and inconsistencies from jurisdiction to jurisdiction. Our failure to comply with these laws could result in enforcement action against us, the payment of significant fines and penalties, restrictions upon our operations or our inability to recover amounts owed to us. Significant laws and regulations applicable to our business include the following:

•
Fair Debt Collection Practices Act ("FDCPA"), which imposes certain obligations and restrictions on the practices of debt collectors, including specific restrictions regarding the time, place and manner of the communications.

•
Fair Credit Reporting Act ("FCRA"), which obligates credit information providers to verify the accuracy of information provided to credit reporting agencies and investigate consumer disputes concerning the accuracy of such information.

•
Gramm-Leach-Bliley Act, which requires that certain financial institutions, including collection agencies, develop policies to protect the privacy of consumers' private financial information and provide notices to consumers advising them of their privacy policies.

•
Electronic Funds Transfer Act, which regulates electronic fund transfer transactions, including a consumer’s right to stop payments on a pre-approved fund transfer and right to receive certain documentation of the transaction.

•
Telephone Consumer Protection Act ("TCPA"), which, along with similar state laws, places certain restrictions on users of certain automated dialing equipment and pre-recorded messages that place telephone calls to consumers.

•
Servicemembers Civil Relief Act ("SCRA"), which gives U.S. military service personnel relief from credit obligations they may have incurred prior to entering military service, and may also apply in certain circumstances to obligations and liabilities incurred by a servicemember while serving on active duty.

•	Health Insurance Portability and Accountability Act, which provides standards to protect the confidentiality of patients' personal healthcare and financial information in the U.S.

•
U.S. Bankruptcy Code, which prohibits certain contacts with consumers after the filing of bankruptcy petitions and dictates what types of claims will or will not be allowed in a bankruptcy proceeding and how such claims may be discharged.

•
Americans with Disabilities Act, which requires that telecommunications companies operating in the U.S. take steps to ensure functionally equivalent services are available for their consumers with disabilities, and requires accommodation of consumers with disabilities, such as the implementation of telecommunications relay services.

•
U.S. Foreign Corrupt Practices Act ("FCPA"), United Kingdom Bribery Act ("UK Bribery Act") and Other Applicable Legislation. Our operations outside the U.S. are subject to the FCPA, which prohibits U.S. companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in order to obtain an unfair advantage or help obtain or retain business. Although similar to the FCPA, the UK Bribery Act is broader in scope and covers bribes given to or received by any person with improper intent.

•
Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which restructured the regulation and supervision of the financial services industry in the U.S. and created the CFPB. The CFPB has rulemaking, supervisory, and enforcement authority over larger consumer debt collectors. The Dodd-Frank Act, along with the Unfair, Deceptive, or Abusive Acts or Practices ("UDAAP") provisions included therein, and the Federal Trade Commission Act, prohibit unfair, deceptive, and/or abusive acts and practices.

•
Data Protection and Privacy Laws, which include the United Kingdom Data Protection Act of 1998, the Personal Information Protection and Electronic Documents Act in Canada and the EU Data Protection Directive, which regulates the processing and free movement of personal data within the EU and transfer of such data outside the EU.

•
Consumer Credit Act 1974 (and its related regulations), Unfair Terms in Consumer Contracts Regulations of 1999 and the Financial Conduct Authority's consumer credit conduct of business rules, which apply to our international operations and govern consumer credit agreements.

In addition, certain of our EU subsidiaries are subject to capital adequacy and liquidity requirements as prescribed by the Swedish Financial Supervisory Authority ("SFSA").
On September 9, 2015, Portfolio Recovery Associates, LLC ("PRA"), our wholly owned subsidiary, entered into a consent order with the CFPB, settling a previously disclosed investigation of certain debt collection practices of PRA (the "Consent Order"). PRA entered into the Consent Order for settlement purposes, without admitting the truth of the allegations, other than the jurisdictional facts. Among other things, the Consent Order required PRA to: (i) vacate 837 judgments obtained after the applicable statute of limitations, refund $860,607 in payments received on account of such judgments and waive the remaining $3.4 million in judgment balances; (ii) refund $18.2 million in Litigation Department Calls Restitution, as defined in the Consent Order; and (iii) pay an $8.0 million civil money penalty to the CFPB.
Employees
As of December 31, 2016, we employed 4,019 full-time equivalents globally. We believe that our relations with our employees are generally satisfactory. While none of our North American employees are represented by a union or covered by a collective bargaining agreement, in Europe we work closely with a number of Works Councils, and in countries where it is the customary local practice, such as Finland and Spain, we have collective bargaining agreements.
Available Information
Our website is www.pragroup.com. We make available on or through our website certain reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with or furnish it to the SEC. The information that is filed with the SEC may be read or copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. In addition, information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at: www.sec.gov.
The information contained on, or that can be accessed through our website, is not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any other filings we make with the SEC.
Reports filed with or furnished to the SEC are also available free of charge upon request by contacting our corporate office at:
PRA Group, Inc.
Attn: Investor Relations
120 Corporate Boulevard, Suite 100
Norfolk, Virginia 23502
Item 1A. Risk Factors.

An investment in our Company involves risk, including the possibility that the value of the investment could fall substantially. The following are risks that could materially affect our business, results of operations, financial condition, liquidity, cash flows, and the value of, and return on, an investment in our Company.

Risks related to our operations and industry

A prolonged economic recovery or deterioration in the economic or inflationary environment in the Americas or Europe could have an adverse effect on our business and results of operations.

Our performance may be adversely affected by economic or inflationary conditions in any market in which we operate. Economic conditions may be impacted by domestic conditions or by global political and economic conditions such as the sovereign debt crises experienced in several European countries and the uncertainty on the future of the EU. Deterioration in economic conditions, a prolonged economic recovery, or a significant rise in inflation could cause personal bankruptcy and insolvency filings to increase, and the ability of consumers to pay their debts could be adversely affected. This may in turn adversely impact our business and financial results. Deteriorating economic conditions or a prolonged recovery could also adversely impact the businesses and governmental entities to which we provide fee-based services, which could reduce our fee income and cash flow.

If global credit market conditions and the stability of global banks deteriorate, it could negatively impact the generation of comprehensive receivable buying opportunities and our business, financial results, and ability to succeed in foreign markets could be adversely affected. If conditions in major credit markets deteriorate, the amount of consumer or commercial lending and financing could be reduced, thus decreasing the amount of potentially purchasable nonperforming loans that we depend on for our operations.

Other factors associated with the economy that could influence our performance include the financial stability of the lenders on our bank loans and credit facilities and our access to capital and credit. The financial turmoil that adversely affected the banking system and financial markets in recent years resulted in a tightening in the credit markets. Although there has been some improvement, a worsening of current conditions could have a number of follow-on effects on our business, including a decrease in the value of our financial investments and the insolvency of lending institutions, including the lenders on our bank loans and credit facilities, resulting in our difficulty in or inability to obtain credit. These and other economic factors could have an adverse effect on our financial condition and results of operations.

We may not be able to continually replace our nonperforming loans with additional portfolios sufficient to operate efficiently and profitably, and/or we may not be able to purchase nonperforming loans at appropriate prices.

To operate profitably, we must acquire and service a sufficient amount of nonperforming loans to generate revenue that exceeds our expenses. Fixed costs such as salaries and other compensation expense constitute a significant portion of our overhead and, if we do not replace the nonperforming loan portfolios we service with additional portfolios, we may have to reduce the number of our collection personnel. We would then have to rehire collection staff if we subsequently obtain additional portfolios. These practices could lead to:

•	low employee morale;

•	fewer experienced employees;

•	higher training costs;

•	disruptions in our operations;

•	loss of efficiency; and

•	excess costs associated with unused space in our facilities.

The availability of nonperforming loans portfolios at prices that generate an appropriate return on our investment depends on a number of factors both within and outside of our control, including the following:

•	the continuation of high levels of consumer debt obligations;

•	sales of nonperforming loan portfolios by debt owners; and

•	competitive factors affecting potential purchasers and credit grantors of receivables.

Furthermore, heightened regulation of the credit card and consumer lending industry or changing credit origination strategies may result in decreased availability of credit to consumers, potentially leading to a future reduction in nonperforming loans available for purchase from debt owners. We cannot predict how our ability to identify and purchase receivables and the quality of those receivables would be affected if there were a shift in lending practices, whether caused by changes in the regulations or accounting practices applicable to debt owners, a sustained economic downturn or otherwise.

Moreover, there can be no assurance that debt owners will continue to sell their nonperforming loans consistent with recent levels or at all, or that we will be able to continue to offer competitive bids for those portfolios. Because of the length of time involved in collecting on acquired portfolios and the variability in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner. If we are unable to maintain our business or adapt to changing market needs as well as our current or future competitors, we may experience reduced access to nonperforming loan portfolios at appropriate prices and, therefore, reduced profitability.

Currently, a number of large banks that historically sold nonperforming loans in the U.S. are not selling such debt. This includes sellers of bankrupt accounts, some of whom have elected to stop selling such accounts because they believe that regulatory guidance concerning sales of bankruptcy accounts is ambiguous. Should these conditions worsen, it could negatively impact our ability to replace our receivables with additional portfolios sufficient to operate profitably.

We may not be able to collect sufficient amounts on our nonperforming loans to fund our operations.

Our principal business consists of acquiring and liquidating nonperforming loans that consumers or others have failed to pay and that the credit grantor has deemed uncollectible and has charged-off. The debt owners have typically made numerous attempts to recover on their receivables, often using a combination of in-house recovery efforts and third-party collection agencies. These nonperforming loans are difficult to collect, and we may not collect a sufficient amount to cover our investment and the costs of running our business.

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

Various economic trends and potential changes to existing legislation may contribute to an increase in the amount of personal bankruptcy and insolvency filings. Under certain of these filings, a debtor's assets may be sold to repay creditors, but because most of the receivables we collect through our collections operations are unsecured, we typically would not be able to collect on those receivables. Although our insolvency collections business could benefit from an increase in personal bankruptcies and insolvencies, we cannot ensure that our operations collections business would not decline with an increase in personal insolvencies or bankruptcy filings or changes in related regulations or practices. If our actual collection experience with respect to a nonperforming or insolvent bankrupt receivables portfolio is significantly lower than the total amount we projected when we purchased the portfolio, our financial condition and results of operations could be adversely impacted.

Our international operations expose us to risks which could harm our business, operating results, and financial condition.

A significant portion of our operations is conducted outside the U.S. This could expose us to increased adverse economic and industry conditions that may have a negative impact on our ability to manage our existing operations or pursue alternative strategic transactions, which could have a negative effect on our business, results of operations and financial condition.

The global nature of our operations expands the risks and uncertainties described elsewhere in this section, including the following:

•	changes in local political, economic, social and labor conditions in the markets in which we operate, including Europe, Brazil and Canada;

•	foreign exchange controls on currency conversion and the transfer of funds that might prevent us from repatriating cash earned in countries outside the U.S. in a tax-efficient manner;

•	currency exchange rate fluctuations, currency restructurings, inflation or deflation, and our ability to manage these fluctuations through a foreign exchange risk management program;

•	different employee/employer relationships, laws and regulations and existence of employment tribunals and Works Councils;

•	laws and regulations imposed by foreign governments, including those relating to governing data security, sharing and transfer;

•
potentially adverse tax consequences resulting from changes in tax laws in the foreign jurisdictions in which we operate or challenges to our interpretations and application of complex international tax laws;

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

•
the impact on our day-to-day operations and our ability to staff our international operations given our high employee turnover rates, changing labor conditions and long-term trends towards higher wages in developed and emerging international markets as well as the potential impact of union organizing efforts;

•	potential damage to our reputation due to non-compliance with foreign and local laws; and

•	the complexity and necessity of using non-U.S. representatives and consultants.
Furthermore, our future effective tax expense could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. The determination of the provision for income taxes and other tax liabilities regarding our global operations requires significant judgment. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may adversely affect our financial results in the period or periods for which such determination is made.
Our tax filings are subject to audit by domestic and foreign tax authorities. These audits may result in assessments of additional taxes, adjustments to the timing of taxable income or deductions, or re-allocations of income among tax jurisdictions.
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
The vote by the United Kingdom to leave the EU, and the ultimate exit of the United Kingdom from the EU, could adversely impact our business, results of operations and financial condition.

On June 23, 2016, UK voted to leave the EU. Although the vote had no binding legal effect, it adversely impacted global markets and resulted in a decline in the value of the British pound as compared to the U.S. dollar and other currencies. The UK’s actual exit from the EU, or Brexit, could take several years because the UK must first give notice to the EU of its intention to leave and the parties have two years from the date the notice is given to complete exit negotiations. However, perceptions concerning the impact of the UK’s withdrawal from the EU may adversely affect business activity, political stability and economic conditions in the UK, the EU and globally, which could in turn adversely affect European or worldwide political, regulatory, economic and financial market conditions.

As of December 31, 2016, the total estimated remaining collections ("ERC") of our UK portfolios constituted approximately 15% of our consolidated ERC. We expect volatility in exchange rates in the short term as the UK negotiates its exit from the EU. A weaker British pound compared to the U.S. dollar during a reporting period could cause local currency results of our UK operations to be translated into fewer U.S. dollars. In the longer term, any impact from Brexit on our business, results of operations and financial condition will depend on the final terms negotiated by the UK and the EU, including arrangements concerning taxes and financial services regulation.

Our use of the cost recovery method of accounting for finance receivables has been challenged by the Internal Revenue Service ("IRS") and an adverse determination could result in our amending prior year tax returns and the payment of deferred taxes, interest and penalties.

For tax purposes, we utilize the cost recovery method of accounting for our finance receivables. The IRS has challenged our use of this method of accounting for tax purposes, and as described in Note 13 and Note 14 to our Consolidated Financial Statements included in Item 8 of this Form 10-K ("Note 14"), we are involved in related litigation. If we are unsuccessful in the litigation related to our method of accounting, we may ultimately be required to pay the related deferred taxes, and possibly interest and penalties. This could adversely impact our results of operations and liquidity, and could require additional financing from other sources. Deferred tax liabilities related to this item were $239.3 million at December 31, 2016. Our estimate of the potential federal and state interest is $112.0 million as of December 31, 2016.

Our loss contingency accruals may not be adequate to cover actual losses.

We are involved in judicial, regulatory, and arbitration proceedings or investigations concerning matters arising from our business activities. We believe that we have adopted reasonable compliance procedures and believe we have meritorious defenses in all material litigation pending against us; however, there can be no assurance as to the ultimate outcome. We establish accruals for potential liability arising from legal proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. An unfavorable resolution of a legal proceeding or claim could adversely impact our business, financial condition, results of operations, or liquidity. For more information, refer to the "Litigation and Regulatory Matters" section of Note 14 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

Class action suits and other litigation could divert our management's attention from operating our business and increase our expenses.

Grantors, nonperforming loan purchasers and third-party collection agencies and attorneys in the consumer credit industry are frequently subject to putative class action lawsuits and other litigation. Claims include failure to comply with applicable laws and regulations and improper or deceptive origination and servicing practices. An unfavorable outcome in a class action suit or other litigation could adversely affect our results of operations, financial condition, cash flows and liquidity. Even when we prevail or the basis for the litigation is groundless, considerable time, energy and resources may be needed to respond, and such class action lawsuits or other litigation could adversely affect our results of operations, financial condition and cash flows.

The occurrence of cyber incidents, or a deficiency in our cyber-security, could negatively impact our business by disrupting our operations, compromising or corrupting our confidential information or damaging our image, all of which could negatively impact our business and financial results.

Our business is highly dependent on our ability to process and monitor a large number of transactions across markets and in multiple currencies. As our geographical reach expands, maintaining the security of our systems and infrastructure becomes more significant. Privacy laws in the U.S., Europe and elsewhere govern the collection and transmission of personal data. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident are operational interruption, damage to our image, and private data exposure. Private data may include customer information, our employees' personally identifiable information, or proprietary business information such as underwriting and collections methodologies. We have implemented solutions, processes, and procedures to help mitigate these risks, but these measures, as well as our organization's increased awareness of our risk of a cyber incident do not guarantee that our business, reputation or financial results will not be negatively impacted by such an incident. To date, interruptions of our systems have been infrequent and have not had a material impact on our operations. However, should such a cyber incident occur, we may be required to expend significant additional resources to notify affected consumers, modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to fines, penalties, litigation costs and settlements and financial losses that may not be fully covered by our cyber insurance.

Risks associated with governmental regulation and laws

Our ability to collect and enforce our finance receivables may be limited under federal, state and foreign laws, regulations and policies.

The businesses conducted by our operating subsidiaries are subject to licensing and regulation by governmental and regulatory bodies in the many jurisdictions in which we operate and conduct our business. Federal and state laws and the laws and regulations of the foreign countries in which we operate may limit our ability to collect and enforce our finance receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit issuers may preclude us from collecting on nonperforming loans we purchase if the credit issuer previously failed to comply with applicable laws in generating or servicing those receivables. Collection laws and regulations also directly apply to our business. Such laws and regulations are extensive and subject to change. A variety of federal, state and international laws and regulations govern the collection, use, retention, transmission, sharing and security of consumer data. Consumer protection and privacy protection laws, changes in the ways that existing rules or laws are interpreted or enforced and any procedures that may be implemented as a result of regulatory consent orders may adversely affect our ability to collect on our finance receivables and may harm our business. Our failure to comply with laws or regulations applicable to us could limit our ability to collect on our receivables, which could reduce our profitability and harm our business.

Failure to comply with government regulation of the collections industry could result in penalties, fines, litigation, damage to our reputation or the suspension or termination of our ability to conduct our business.

The collections industry throughout the markets in which we operate is governed by various laws and regulations, many of which require us to be a licensed debt collector. Our industry is also at times investigated by regulators and offices of state attorneys general, and subpoenas and other requests or demands for information may be issued by governmental authorities who are investigating debt collection activities. These investigations may result in enforcement actions, fines and penalties, or the assertion of private claims and lawsuits. If any such investigations result in findings that we or our vendors have failed to comply with applicable laws and regulations, we could be subject to penalties, litigation losses and expenses, damage to our reputation, or the suspension or termination of, or required modification to, our ability to conduct collections, which would adversely affect our business, results of operations and financial condition.

In a number of jurisdictions, we must maintain licenses to perform debt recovery services and must satisfy related bonding requirements. Our failure to comply with existing licensing requirements, changing interpretations of existing requirements, or adoption of new licensing requirements, could restrict our ability to collect in certain jurisdictions, subject us to increased regulation, increase our costs, or adversely affect our ability to collect our receivables.

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

If we fail to comply with any applicable laws and regulations discussed above, such failure could result in penalties, litigation losses and expenses, damage to our reputation, or otherwise impact our ability to conduct collections efforts, which could adversely affect our business, results of operations and financial condition.

Investigations or enforcement actions by governmental authorities may result in changes to our business practices; negatively impact our receivables portfolio purchasing volume; make collection of receivables more difficult; or expose us to the risk of fines, penalties, restitution payments and litigation.

Our debt collection activities and business practices are subject to review from time to time by various governmental authorities and regulators, including the CFPB, which may commence investigations or enforcement actions or reviews targeted at businesses in the financial services industry. These reviews may involve governmental authority consideration of individual consumer complaints, or could involve a broader review of our debt collection policies and practices. Such investigations could lead to assertions by governmental authorities that we are not complying with applicable laws or regulations. In such circumstances, authorities may request or seek to impose a range of remedies that could involve potential compensatory or punitive damage claims, fines, restitution payments, sanctions or injunctive relief, that if agreed to or granted, could require us to make payments or incur other expenditures that could have an adverse effect on our financial position. The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), recover costs, and impose monetary penalties (ranging from $5,000 per day to over $1 million per day, depending on the nature and gravity of the violation). In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented thereunder, the Dodd-Frank Act empowers state Attorneys General and other state regulators to bring civil actions to remedy violations under state law. Government authorities could also request or seek to require us to cease certain of our practices or institute new practices. Negative publicity relating to investigations or proceedings brought by governmental authorities could have an adverse impact on our reputation, could harm our ability to conduct business with industry participants, and could result in financial institutions reducing or eliminating sales of receivables portfolios to us which would harm our business and negatively impact our results of operations. Moreover, changing or modifying our internal policies or procedures, responding to governmental inquiries and investigations and defending lawsuits or other proceedings could require significant efforts on the part of management and result in increased costs to our business. In addition, such efforts could divert management's full attention from our business operations. All of these factors could have an adverse effect on our business, results of operations, and financial condition.

The CFPB has issued civil investigative demands to many companies that it regulates, and is currently examining practices regarding the collection of consumer debt. In September 2015, we entered into the Consent Order with the CFPB, which resulted in the payment of $19 million in consumer refunds and an $8 million penalty. In addition, we were required to cease collection of approximately $3 million of consumer debt and modify some of our collections practices. Although we have implemented the requirements of the Consent Order, there can be no assurance that additional litigation or new industry regulations currently under consideration by the CFPB would not have an adverse effect on our business, results of operations, and financial condition. In addition, the CFPB monitors our compliance with the Consent Order and could make a determination that we have failed to adhere to our obligations. Such a determination could result in additional inquiries, penalties or liabilities, which could have an adverse effect on our business, results of operations, and financial condition.

Compliance with complex and evolving foreign and U.S. laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions.

We operate on a global basis with offices and activities in a number of jurisdictions throughout the U.S., Europe, Canada and Brazil. We face increased exposure to risks inherent in conducting business internationally, including compliance with complex foreign and U.S. laws and regulations that apply to our international operations, which could increase our cost of doing business in international jurisdictions. These laws and regulations include those related to taxation and anti-corruption laws such as the FCPA, the UK Bribery Act and other local laws prohibiting corrupt payments to governmental officials. Given the complexity of these laws, there is a risk that we may inadvertently breach certain provisions of these laws, such as through the negligent behavior of an employee or our failure to comply with certain formal documentation requirements. Violations of these laws and regulations by us, any of our employees or our third-party vendors, either inadvertently or intentionally, could result in fines and penalties, criminal sanctions, restrictions on our operations and limits on our ability to offer our products and services in one or more countries. Violations of these laws could also adversely affect our business, brand, international expansion efforts, ability to attract and retain employees and results of operations.

Risks associated with indebtedness

We utilize bank loans, credit facilities and convertible notes to finance our business activities, which could negatively impact our liquidity and business operations if we are unable to retain, renegotiate, expand or replace our bank loans and credit facilities or raise the necessary funds to repurchase the convertible notes.

As described in Note 6 to our Consolidated Financial Statements included in Item 8 of this Form 10-K, our sources of financing include a North American credit facility, a European multicurrency revolving credit facility and convertible senior notes. The credit facilities contain financial and other restrictive covenants, including restrictions on how we operate our business and our ability to pay dividends to our stockholders. Failure to satisfy any one of these covenants could result in negative consequences including the following:

•	acceleration of outstanding indebtedness;

•	exercise by our lenders of rights with respect to the collateral pledged under certain of our outstanding indebtedness;

•	our inability to continue to purchase nonperforming loans needed to operate our business; or

•	our inability to secure alternative financing on favorable terms, if at all.

If we are unable to retain, renegotiate, expand or replace our credit facilities, including as a result of failure to satisfy the restrictive covenants contained in them, our liquidity and business operations could be impacted negatively.

We have additional indebtedness in the form of Convertible Senior Notes due 2020 (the "Notes") and may not have the ability to raise the funds necessary to repurchase the Notes upon a fundamental change or to settle conversions in cash. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, or to make cash payments in connection with any conversion of the Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at that time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, in the event the conditional conversion feature of the Notes is triggered, holders of the Notes are entitled to convert the Notes at any time during specified periods at their option. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares of our common stock), we will be required to make cash payments in respect of the Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase Notes surrendered to settle conversions in cash, and our ability to repurchase the Notes or pay cash upon conversion may be limited by law.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters and primary domestic operations facility are located in Norfolk, Virginia. In addition, we have operational centers, all of which are leased except the facilities in Kansas and Tennessee, in the following locations in the Americas and Europe:

Americas
- Baton Rouge, Louisiana	- Jackson, Tennessee
- Birmingham, Alabama	- Lake Forest, California
- Conshohocken, Pennsylvania	- London, Ontario, Canada
- Duluth, Georgia	- Montgomery, Alabama
- Folsom, California	- North Richland Hills, Texas
- Fresno, California	- Rosemont, Illinois
- Hampton, Virginia	- San Diego, California
- Houston, Texas	- São Paulo, Brazil
- Hutchinson, Kansas
Europe
- Bromley, United Kingdom	- Madrid, Spain
- Duisburg, Germany	- Oslo, Norway
- Eisenstadt, Austria	- Padova, Italy
- Helsinki, Finland	- Uppsala, Sweden
- Kilmarnock, United Kingdom	- Warsaw, Poland
- London, United Kingdom	- Zug, Switzerland
- Luxembourg, Luxembourg
We also lease several less significant facilities in various locations throughout the Americas and Europe, which are not listed above. We do not consider any specific leased or owned facility to be material to our operations. We believe that equally suitable alternative facilities are available throughout our geographic market areas.
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
Refer to Note 14 for information regarding legal proceedings in which we are involved.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Price Range of Common Stock
Our common stock is traded on NASDAQ under the symbol "PRAA." The following table sets forth the high and low sales price for our common stock, as reported by the NASDAQ, for the periods indicated.

	2016		2015
	High	Low	High	Low
Quarter ended March 31,	$35.98	$20.00	$58.42	$47.84
Quarter ended June 30,	$34.15	$22.51	$64.24	$52.92
Quarter ended September 30,	$34.99	$21.93	$64.82	$50.03
Quarter ended December 31,	$39.70	$23.15	$56.00	$32.49
Based on information provided by our transfer agent and registrar, as of February 15, 2017, there were 71 holders of record and 40,134 beneficial owners of our common stock.
Stock Performance
The following graph and subsequent table compares from December 31, 2011 to December 31, 2016, the cumulative stockholder returns assuming an initial investment of $100 in our common stock (PRAA), the stocks comprising the NASDAQ Financial 100 (IXF), and the stocks comprising the NASDAQ Global Market Composite Index (NQGM) at the beginning of the period. Any dividends paid during the five year period are assumed to be reinvested.

	Ticker	2011	2012	2013	2014	2015	2016
PRA Group, Inc.	PRAA	$100	$158	$235	$257	$154	$174
NASDAQ Financial 100	IXF	$100	$116	$166	$174	$185	$234
NASDAQ Global Market Composite Index	NQGM	$100	$116	$192	$204	$204	$196
The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of our common stock. We do not make or endorse any predictions as to our future stock performance.

Dividend Policy
Our board of directors sets our dividend policy. We do not currently pay regular dividends on our common stock and did not pay dividends in the three years ended December 31, 2016; however, our board of directors may determine in the future to declare or pay dividends on our common stock. Under the terms of our credit facilities, cash dividends may not exceed $20 million in any fiscal year without the consent of our lenders. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may consider relevant.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans see Note 9 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Share Repurchase Programs
On October 22, 2015, our board of directors authorized a share repurchase program to purchase up to $125 million of our outstanding shares of common stock.
During the fourth quarter of 2015, we purchased $80 million of our common stock under this program. No shares were purchased during 2016. As of December 31, 2016, the maximum remaining amount available for share repurchases under this program was $45 million.

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K and our Consolidated Financial Statements and the related notes thereto included in Item 8 of this Form 10-K . Certain prior year amounts have been reclassified for consistency with the current period presentation.
Consolidated Income Statement, Operating and Other Financial Data Amounts in thousands, except per share amounts

	Years Ended December 31,
Income Statement Data:	2016	2015	2014	2013	2012
Revenues:
Income recognized on finance receivables, net	$745,119	$865,122	$807,474	$663,546	$530,635
Fee income	77,381	64,383	65,675	71,532	62,164
Other revenue	8,080	12,513	7,820	57	2
Total revenues	830,580	942,018	880,969	735,135	592,801
Operating expenses:
Compensation and employee services	258,846	268,345	234,531	192,474	168,356
Legal collection expenses	132,202	129,456	139,161	124,551	106,718
Agency fees	44,922	32,188	16,399	5,901	5,906
Outside fees and services	63,098	65,155	55,821	31,615	28,867
Communication	33,771	33,113	33,085	28,161	25,225
Rent and occupancy	15,710	14,714	11,509	8,311	7,498
Depreciation and amortization	24,359	19,874	18,414	14,417	14,515
Other operating expenses	39,466	68,829	29,981	25,781	19,661
Impairment of goodwill	—	—	—	6,397	—
Total operating expenses	612,374	631,674	538,901	437,608	376,746
Income from operations	218,206	310,344	342,068	297,527	216,055
Other income and (expense):
Interest expense	(80,864)	(60,336)	(35,226)	(14,466)	(9,031)
Impairment of investments	(5,823)	—	—	—	—
Foreign exchange gain/(loss)	2,564	7,514	(5,829)	4	9
Income before income taxes	134,083	257,522	301,013	283,065	207,033
Provision for income taxes	43,191	89,391	124,508	106,146	80,934
Net income	90,892	168,131	176,505	176,919	126,099
Adjustment for net income/(loss) attributable to noncontrolling interest	5,795	205	—	1,605	(494)
Net income attributable to PRA Group, Inc.	$85,097	$167,926	$176,505	$175,314	$126,593
Net income per common share attributable to PRA Group, Inc.:
Basic	$1.84	$3.49	$3.53	$3.48	$2.48
Diluted	$1.83	$3.47	$3.50	$3.45	$2.46
Weighted average number of shares outstanding:
Basic	46,316	48,128	49,990	50,366	50,991
Diluted	46,388	48,405	50,421	50,873	51,369
Operating and Other Financial Data:
Cash receipts	$1,569,367	$1,603,878	$1,444,487	$1,213,969	$970,848
Operating expenses to cash receipts	39%	39%	37%	36%	39%
Return on equity (1)	10%	20%	19%	22%	20%
Acquisitions of finance receivables, at cost (2)	$947,331	$963,811	$1,432,764	$656,785	$542,451
Full-time equivalents at period end	4,019	3,799	3,880	3,543	3,221

(1)	Calculated by dividing net income attributable to PRA Group, Inc. for each year by average monthly stockholders' equity - PRA Group, Inc. for the same year.

(2)
Represents cash paid for finance receivables through the ordinary course of business as well as the acquisition date finance receivable portfolios that were acquired through our various business acquisitions.

Key Balance Sheet Data Amounts in thousands

	As of December 31,
	2016	2015	2014	2013	2012
Cash and cash equivalents	$94,287	$71,372	$39,661	$162,004	$32,687
Finance receivables, net	2,307,969	2,202,113	2,001,790	1,239,191	1,078,951
Total assets	3,163,999	2,990,567	2,778,751	1,601,232	1,288,956
Borrowings	1,784,101	1,717,129	1,482,456	451,780	327,542
Total equity	917,163	839,747	902,215	869,476	708,427
Quarterly Income Statement Data Amounts in thousands, except per share amounts

	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
Revenues:
Income recognized on finance receivables, net	$131,965	$202,639	$204,008	$206,507	$208,471	$208,184	$220,064	$228,403
Fee income	21,171	17,597	22,347	16,266	19,649	17,803	13,878	13,053
Other revenue	2,122	1,748	2,101	2,109	2,065	3,443	3,255	3,750
Total revenues	155,258	221,984	228,456	224,882	230,185	229,430	237,197	245,206
Operating expenses:
Compensation and employee services	61,390	65,898	64,793	66,765	68,670	66,084	68,320	65,271
Legal collection expenses	34,726	33,447	33,897	30,132	28,647	32,594	33,670	34,545
Agency fees	10,695	12,034	11,309	10,884	8,182	7,961	7,784	8,261
Outside fees and services	16,683	14,731	15,876	15,808	27,309	12,583	12,466	12,797
Communication	7,652	7,814	8,423	9,882	6,601	8,021	8,073	10,418
Rent and occupancy	4,001	3,875	4,038	3,796	3,991	3,684	3,479	3,560
Depreciation and amortization	6,020	6,184	6,085	6,070	4,935	5,413	4,916	4,610
Other operating expenses	7,023	10,513	11,279	10,651	10,678	38,963	9,610	9,578
Total operating expenses	148,190	154,496	155,700	153,988	159,013	175,303	148,318	149,040
Income from operations	7,068	67,488	72,756	70,894	71,172	54,127	88,879	96,166
Other income and (expense):
Interest expense	(21,026)	(19,310)	(20,569)	(19,959)	(15,321)	(16,787)	(13,452)	(14,776)
Impairment of investments	(5,823)	—	—	—	—	—	—	—
Foreign exchange (loss)/gain	(2,619)	5,004	2,029	(1,850)	301	(3,160)	3,584	6,789
(Loss)/income before income taxes	(22,400)	53,182	54,216	49,085	56,152	34,180	79,011	88,179
Provision for income taxes	(7,053)	16,664	17,348	16,232	15,164	16,597	27,586	30,044
Net (loss)/income	(15,347)	36,518	36,868	32,853	40,988	17,583	51,425	58,135
Adjustment for net income attributable to noncontrolling interests	2,301	2,212	412	870	18	187	—	—
Net (loss)/income attributable to PRA Group, Inc.	$(17,648)	$34,306	$36,456	$31,983	$40,970	$17,396	$51,425	$58,135
Net (loss)/income per common share attributable to PRA Group, Inc.:
Basic	$(0.38)	$0.74	$0.79	$0.69	$0.87	$0.36	$1.06	$1.19
Diluted	$(0.38)	$0.74	$0.79	$0.69	$0.86	$0.36	$1.06	$1.19
Weighted average number of shares outstanding:
Basic	46,346	46,343	46,333	46,243	47,197	48,265	48,325	48,724
Diluted	46,346	46,434	46,402	46,372	47,539	48,498	48,529	49,052

Quarterly Balance Sheet Data Amounts in thousands

	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
Assets
Cash and cash equivalents	$94,287	$91,791	$117,071	$79,442	$71,372	$69,111	$56,811	$40,542
Investments	68,543	67,050	66,560	71,413	73,799	75,985	88,295	91,470
Finance receivables, net	2,307,969	2,392,408	2,399,949	2,377,077	2,202,113	2,167,178	2,012,552	1,954,772
Other receivables, net	11,650	24,299	30,079	33,555	30,771	24,648	18,443	16,834
Income taxes receivable	9,427	10,673	13,871	—	1,717	12,840	1,580	—
Net deferred tax asset	28,482	19,453	15,713	15,571	13,068	831	125	5,771
Property and equipment, net	38,744	44,354	46,852	47,785	45,394	46,105	46,215	46,855
Goodwill	499,911	560,505	544,337	524,870	495,156	502,383	503,001	496,653
Intangible assets, net	27,935	31,539	32,655	32,154	23,788	24,458	9,450	10,042
Other assets	33,808	37,275	38,509	86,966	33,389	61,011	47,284	37,674
Assets held for sale	43,243	—	—	—	—	—	—	—
Total assets	$3,163,999	$3,279,347	$3,305,596	$3,268,833	$2,990,567	$2,984,550	$2,783,756	$2,700,613
Liabilities and Equity
Liabilities:
Accounts payable	$2,459	$2,808	$3,719	$2,377	$4,190	$3,693	$3,933	$7,838
Accrued expenses	82,699	86,531	79,202	95,049	95,380	97,123	77,007	69,250
Income taxes payable	19,631	20,242	20,888	28,114	21,236	9,534	9,758	22,120
Net deferred tax liability	258,344	271,152	276,360	269,201	261,498	267,587	252,638	265,661
Interest-bearing deposits	76,113	88,719	58,041	55,349	46,991	46,277	33,248	32,439
Borrowings	1,784,101	1,816,600	1,912,283	1,896,424	1,717,129	1,654,457	1,503,363	1,479,262
Other liabilities	10,821	5,317	19,922	13,577	4,396	4,460	5,933	6,725
Liabilities held for sale	4,220	—	—	—	—	—	—	—
Total liabilities	2,238,388	2,291,369	2,370,415	2,360,091	2,150,820	2,083,131	1,885,880	1,883,295
Redeemable noncontrolling interest	8,448	—	—	—	—	—	—	—
Equity:
Preferred stock	—	—	—	—	—	—	—	—
Common stock	464	463	463	463	462	482	483	483
Additional paid-in capital	66,414	70,112	66,838	64,287	64,622	31,344	35,360	31,339
Retained earnings	1,049,367	1,067,015	1,032,709	996,253	964,270	1,032,966	1,015,570	964,145
Accumulated other comprehensive loss	(251,944)	(199,888)	(213,933)	(196,135)	(228,861)	(201,275)	(153,537)	(178,649)
Total stockholders' equity - PRA Group, Inc.	864,301	937,702	886,077	864,868	800,493	863,517	897,876	817,318
Noncontrolling interest	52,862	50,276	49,104	43,874	39,254	37,902	—	—
Total equity	917,163	987,978	935,181	908,742	839,747	901,419	897,876	817,318
Total liabilities and equity	$3,163,999	$3,279,347	$3,305,596	$3,268,833	$2,990,567	$2,984,550	$2,783,756	$2,700,613

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a global financial and business services company with operations in the Americas and Europe. Our primary business is the purchase, collection and management of portfolios of nonperforming loans. We also provide the following fee-based services: vehicle location, skip tracing and collateral recovery for auto lenders, government entities and law enforcement; class action claims recovery services and purchases; servicing of consumer bankruptcy accounts in the U.S.; and, to a lesser extent, contingent collections of nonperforming loans in Europe and South America. We also provided revenue administration, audit and revenue discovery/recovery services for local government entities through our PGS business which, as discussed in Note 17, we sold in January 2017. The gain on sale before income taxes is expected to be approximately $47 million.
On July 16, 2014, we completed the purchase of the outstanding equity of Aktiv, a Norway-based company specializing in the acquisition and servicing of nonperforming loans in Europe and Canada, for a purchase price of approximately $861.3 million, and assumed approximately $433.7 million of Aktiv's corporate debt, resulting in an enterprise acquisition value of approximately $1.3 billion.
On August 3, 2015, we acquired 55% of the equity interest in RCB. The remaining 45% of the equity interest in RCB is owned by the executive team and previous owners of RCB. RCB is a leading master servicing platform for nonperforming loans in Brazil. Our investment for the 55% ownership of RCB was approximately $55.2 million. As part of the investment and call option agreements, we have the right to purchase the remaining 45% of RCB at certain multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA") beginning August 3, 2019 and ending August 3, 2021.
On April 26, 2016, we completed our public tender offer to purchase 100% of the shares of DTP, a Polish-based debt collection company, for approximately $44.9 million.
Frequently Used Terms
We use the following terminology throughout this document:

•
"Allowance charges" refers to a reduction in income recognized on finance receivables on pools of finance receivables due to a decrease in cash collection estimates or a delay in the expected timing of the cash collections.

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

•
"Insolvency" accounts or portfolios refer to accounts or portfolios of receivables that are in an insolvent status when we purchase them and as such are purchased as a pool of insolvent accounts. These include Individual Voluntary Arrangements ("IVAs"), Trust Deeds in the UK, Consumer Proposals in Canada and bankruptcy accounts in the U.S., Canada, Germany and the UK.

•	"Net finance receivable balance" is recorded on our balance sheet and refers to the purchase price less principal amortization and net allowance charges/reversals.

•	"Nonperforming loans" refers to the loans that we purchase, which consist generally of defaulted, unpaid obligations of individuals that have been charged-off by the credit grantor.

•	"Principal amortization" refers to cash collections applied to principal on finance receivables.

•	"Purchase price" refers to the cash paid to a seller to acquire nonperforming loans, plus certain capitalized costs, less buybacks.

•	"Purchase price multiple" refers to the total estimated collections (as defined below) on owned finance receivables portfolios divided by purchase price.

•	"Total estimated collections" or "TEC" refers to actual cash collections, including cash sales, plus estimated remaining collections on our finance receivables portfolios.

Earnings Summary
For the year ended December 31, 2016, net income attributable to PRA Group was $85.1 million, or $1.83 per diluted share, compared with $167.9 million, or $3.47 per diluted share, for the year ended December 31, 2015. Total revenues were $830.6 million for the year ended December 31, 2016, down 11.8% from the same year ago period. Revenues during the year ended December 31, 2016 consisted of $745.1 million in income recognized on finance receivables, net, $77.4 million in fee income and $8.1 million in other revenue. Income recognized on finance receivables, net, for the year ended December 31, 2016 decreased $120.0 million, or 13.9%, over the year ended December 31, 2015, primarily due to an increase in net allowance charges on our finance receivables to $98.5 million for the year ended December 31, 2016, compared to $29.4 million for the year ended December 31, 2015, an increase of $69.1 million or 235.0%. Our cash collections on our finance receivables decreased to $1,492.0 million for the year ended December 31, 2016 compared to $1,539.5 million for the year ended December 31, 2015, a decrease of $47.5 million or 3.1%.
Our finance receivables amortization rate, including net allowance charges, was 50.1% for the year ended December 31, 2016 compared to 43.8% for the year ended December 31, 2015. Our finance receivables amortization rate, excluding net allowance charges, was 43.5% for the year ended December 31, 2016 compared to 41.9% for the year ended December 31, 2015.
Fee income increased from $64.4 million for the year ended December 31, 2015 to $77.4 million in 2016, primarily due to an increase in revenues generated by PLS, PGS, Recovery Management Systems Corporation ("RMSC"), CCB and RCB. This was offset by a decrease in fee income from PRA Europe, due primarily to an expected decline in the amount of contingent fee services provided by us for debt owners.
A summary of how our revenue was generated during the years ended December 31, 2016, 2015 and 2014 is as follows (amounts in thousands):

	2016	2015	2014
Cash collections	$1,491,986	$1,539,495	$1,378,812
Amortization of investment	(648,388)	(645,004)	(576,273)
Net allowance reversals/(charges)	(98,479)	(29,369)	4,935
Income recognized on finance receivables, net	745,119	865,122	807,474
Fee income	77,381	64,383	65,675
Other revenue	8,080	12,513	7,820
Total revenues	$830,580	$942,018	$880,969
Operating expenses were $612.4 million for the year ended December 31, 2016, a decrease of $19.3 million or 3.1% from the year ended December 31, 2015. The decrease was due in part to $28.8 million in other operating expenses incurred during the year ended December 31, 2015 relating to the Consent Order entered into with the CFPB.
As a result of expanding our international footprint into many countries with various currencies throughout Europe and the Americas, we are exposed to foreign currency fluctuations between and among the U.S. dollar and each of the other currencies in which we operate. As a result, for the year ended December 31, 2016, we recorded a net foreign currency transaction gain of $2.6 million in our consolidated income statement, as compared to a gain of $7.5 million in the prior year, and we recorded a foreign currency translation adjustment of $(23.1) million for the year ended December 31, 2016, as compared to an adjustment of $(112.9) million for the year ended December 31, 2015.
During the years ended December 31, 2016, 2015 and 2014, we acquired finance receivables portfolios at an approximate cost of $947.3 million, $963.8 million and $1,432.8 million, respectively. The figures for 2014 include the acquisition-date fair value of the Aktiv portfolios. In any period, we acquire nonperforming loans that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase prices relative to face value for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can increase or decrease pricing, irrespective of other quality fluctuations. As a result, the average purchase price paid relative to face value for any given period can fluctuate dramatically. However, regardless of the average purchase price, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions during any given period. Therefore, the price paid relative to face value is not necessarily indicative of profitability.

Results of Operations
The results of operations include the financial results of PRA Group and all of our subsidiaries, which are in the receivables management business. Under the guidance of the FASB ASC Topic 280 "Segment Reporting" ("ASC 280"), we have determined that we have several operating segments that meet the aggregation criteria of ASC 280, and therefore, we have one reportable segment, accounts receivables management, based on similarities among the operating units, including economic characteristics, the nature of the products and services, the nature of the production processes, the types or class of customer for their products and services, the methods used to distribute their products and services and the nature of the regulatory environment.
The following table sets forth certain operating data as a percentage of total revenues for the years indicated (dollars in thousands):

	2016		2015		2014
Revenues:
Income recognized on finance receivables, net	$745,119	89.7%	$865,122	91.8%	$807,474	91.7%
Fee income	77,381	9.3	64,383	6.8	65,675	7.5
Other revenue	8,080	1.0	12,513	1.4	7,820	0.8
Total revenues	830,580	100.0	942,018	100.0	880,969	100.0
Operating expenses:
Compensation and employee services	258,846	31.2	268,345	28.5	234,531	26.6
Legal collection expenses	132,202	15.9	129,456	13.8	139,161	15.8
Agency fees	44,922	5.4	32,188	3.4	16,399	1.9
Outside fees and services	63,098	7.6	65,155	6.9	55,821	6.3
Communication	33,771	4.1	33,113	3.5	33,085	3.8
Rent and occupancy	15,710	1.9	14,714	1.6	11,509	1.3
Depreciation and amortization	24,359	2.9	19,874	2.1	18,414	2.1
Other operating expenses	39,466	4.8	68,829	7.3	29,981	3.4
Total operating expenses	612,374	73.8	631,674	67.1	538,901	61.2
Income from operations	218,206	26.2	310,344	32.9	342,068	38.8
Other income and (expense):
Interest expense	(80,864)	(9.7)	(60,336)	(6.4)	(35,226)	(4.0)
Impairment of investments	(5,823)	(0.7)	—	—	—	—
Foreign exchange gain/(loss)	2,564	0.3	7,514	0.8	(5,829)	(0.7)
Income before income taxes	134,083	16.1	257,522	27.3	301,013	34.1
Provision for income taxes	43,191	5.2	89,391	9.5	124,508	14.1
Net income	90,892	10.9	168,131	17.8	176,505	20.0
Adjustment for net income attributable to noncontrolling interests	5,795	0.7	205	—	—	—
Income attributable to PRA Group, Inc.	$85,097	10.2%	$167,926	17.8%	$176,505	20.0%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues
Total revenues were $830.6 million for the year ended December 31, 2016, a decrease of $111.4 million or 11.8% compared to total revenues of $942.0 million for the year ended December 31, 2015.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net, was $745.1 million for the year ended December 31, 2016, a decrease of $120.0 million or 13.9% compared to income recognized on finance receivables, net, of $865.1 million for the year ended December 31, 2015. The decrease was primarily due to an increase in net allowance charges on our finance receivables to $98.5 million for the year ended December 31, 2016 compared to $29.4 million for the year ended December 31, 2015, an increase of $69.1 million or 235.0%. In addition, our cash collections on our finance receivables decreased to $1,492.0 million for the year ended December 31, 2016, compared to $1,539.5 million for the year ended December 31, 2015, a decrease of $47.5 million or 3.1%.
Our finance receivables amortization rate, including net allowance charges, was 50.1% for the year ended December 31, 2016 compared to 43.8% for the year ended December 31, 2015. Our finance receivables amortization rate, excluding net allowance charges, was 43.5% for the year ended December 31, 2016 compared to 41.9% for the year ended December 31, 2015.
Accretable yield represents the amount of income recognized on finance receivables we can expect to generate over the remaining life of our existing portfolios based on estimated future cash flows as of the balance sheet date. Additions from portfolio purchases represent the original expected accretable yield, on portfolios purchased during the period, to be earned by us. Net reclassifications from nonaccretable difference to accretable yield primarily result from an increase in our estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio's original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield. During the year ended December 31, 2016, we reclassified $41.1 million from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts related to portfolios in Europe partially offset by reductions in cash collection forecasts on our domestic portfolios. During the year ended December 31, 2015, we reclassified $502.7 million from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts related to domestic portfolios primarily acquired from 2011-2014. When applicable, net reclassifications to nonaccretable difference from accretable yield result from a decrease in our estimates of future cash flows and allowance charges that together exceed the increase in our estimate of future cash flows.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances which are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the year ended December 31, 2016, we recorded net allowance charges of $98.5 million. On our domestic Core portfolios, we recorded allowance charges of $89.3 million on portfolios purchased between 2005 and 2016, offset by allowance reversals of $0.8 million on portfolios primarily purchased between 2010 and 2011. During 2016, we made downward adjustments to projections of future cash collections and we adjusted amortization periods for many of our Core portfolios. This was done in response to recent trends of cash collections being lower than expected. We have attributed this under-performance to a variety of regulatory and operational factors that we believe adversely impacted our calling efforts and therefore cash collected. We also recorded net allowance charges of $9.4 million on our foreign portfolios, primarily on certain Spanish, UK and Italian portfolios. On our Insolvency portfolios, we recorded net allowance charges of $0.6 million on our domestic portfolios. For the year ended December 31, 2015, we recorded net allowance charges of $29.4 million. On our domestic Core portfolios, we recorded net allowance charges of $23.3 million on portfolios purchased between 2010 and 2013, offset by allowance reversals of $1.4 million on portfolios primarily purchased between 2005 and 2008. We also recorded a net allowance charge of $7.5 million on our portfolios in the UK and $0.1 million on our Denmark portfolios. On our Insolvency portfolios, we recorded net allowance reversals of $0.2 million on our domestic portfolios.
Fee Income
Fee income was $77.4 million for the year ended December 31, 2016, an increase of $13.0 million or 20.2% compared to fee income of $64.4 million for the year ended December 31, 2015. Fee income increased primarily due to an increase in revenues generated by PLS, PGS, CCB, RMSC and RCB. This was offset by a decrease in fee income from PRA Europe, due primarily to an expected decline in the amount of contingent fee services provided by us for debt owners.

Other Revenue
Other revenue was $8.1 million for the year ended December 31, 2016, a decrease of $4.4 million or 35.2% compared to $12.5 million for the year ended December 31, 2015. The decrease is primarily due to a decrease in revenue earned on our investments.
Operating Expenses
Total operating expenses were $612.4 million for the year ended December 31, 2016, a decrease of $19.3 million or 3.1% compared to total operating expenses of $631.7 million for the year ended December 31, 2015. Total operating expenses were 39.0% of cash receipts for the year ended December 31, 2016 compared with 39.4% for the year ended December 31, 2015.
Compensation and Employee Services
Compensation and employee service expenses were $258.8 million for the year ended December 31, 2016, a decrease of $9.5 million or 3.5% compared to compensation and employee service expenses of $268.3 million for the year ended December 31, 2015. Compensation and employee services expenses decreased primarily due to a decrease in discretionary bonus and other incentive compensation expenses, including share-based compensation expenses offset by increases in normal salary expenses caused by an increase in employee headcount. Total full-time equivalents increased 5.8% to 4,019 as of December 31, 2016 from 3,799 as of December 31, 2015.
Legal Collection Expenses
Legal collection expenses represent costs paid to courts where a lawsuit is filed, contingent fees incurred for the cash collections generated by our independent third-party attorney network, and the cost of documents paid to sellers of nonperforming loans. Legal collection expenses were $132.2 million for the year ended December 31, 2016, an increase of $2.7 million or 2.1% compared to $129.5 million for the year ended December 31, 2015. The increase was primarily due to additional court costs related to the expansion of the number of accounts brought into the legal channel in Europe during the year ended December 31, 2016. Our costs paid to courts were $79.8 million for the year ended December 31, 2016, an increase of $9.0 million or 12.7% compared to $70.8 million for the year ended December 31, 2015.  This was partially offset by a decrease in legal collection expenses paid to third-party attorneys, primarily as a result of a decrease in domestic external legal collections. Our costs paid to third-party attorneys were $47.7 million for the year ended December 31, 2016, a decrease of $5.7 million or 10.7% compared to $53.4 million for the year ended December 31, 2015. Our costs paid to sellers of nonperforming loans for documents were $4.7 million for the year ended December 31, 2016, a decrease of $0.5 million or 9.6% compared to $5.2 million for the year ended December 31, 2015.
Agency Fees
Agency fees primarily represent third-party collection fees and also include costs paid to repossession agents to repossess vehicles. Agency fees were $44.9 million for the year ended December 31, 2016, compared to $32.2 million for the year ended and December 31, 2015, an increase of $12.7 million or 39.4%. This increase was mainly attributable to third-party collection fees incurred by our international operations where we utilize third-party agencies.
Outside Fees and Services
Outside fees and services expenses were $63.1 million for the year ended December 31, 2016, a decrease of $2.1 million or 3.2% compared to outside fees and services expenses of $65.2 million for the year ended December 31, 2015. The decrease was primarily due to a $6.6 million decrease in corporate legal expenses during the year ended December 31, 2016, mainly as a result of increased corporate legal expenses incurred in 2015 as a result of outstanding litigation and regulatory matters. This was partially offset by an increase of $4.1 million in consulting fees during the year ended December 31, 2016, as compared to the prior year period.
Communication
Communication expenses were $33.8 million for the year ended December 31, 2016, an increase of $0.7 million or 2.1% compared to communication expenses of $33.1 million for the year ended December 31, 2015. None of the increase was attributable to any significant identifiable items.
Rent and Occupancy
Rent and occupancy expenses were $15.7 million for the year ended December 31, 2016, an increase of $1.0 million or 6.8% compared to rent and occupancy expenses of $14.7 million for the year ended December 31, 2015. The increase was primarily due to additional rental expenses incurred as a result of our acquisitions of RCB, RMSC and DTP as well as the additional rent expense associated with the expansion of our headquarters in Norfolk, Virginia.
Depreciation and Amortization
Depreciation and amortization expense was $24.4 million for the year ended December 31, 2016, an increase of $4.5 million or 22.6% compared to depreciation and amortization expenses of $19.9 million for the year ended December 31, 2015. The increase was primarily due to the amortization expense incurred on intangible assets acquired in connection with the acquisitions of RCB and RMSC.
Other Operating Expenses
Other operating expenses were $39.5 million for the year ended December 31, 2016, a decrease of $29.3 million or 42.6% compared to other operating expenses of $68.8 million for the year ended December 31, 2015. The decrease was primarily due to the $28.8 million in expenses incurred during 2015 relating to the Consent Order entered into with the CFPB.
Interest Expense
Interest expense was $80.9 million for the year ended December 31, 2016, an increase of $20.6 million or 34.2% compared to interest expense of $60.3 million for the year ended December 31, 2015. The increase was primarily the result of higher average borrowings outstanding during 2016 compared to 2015, as well as an increase in the interest rates charged on our variable rate borrowings.
Impairment of Investments
Impairment of investments were $5.8 million for the year ended December 31, 2016, compared to $0.0 million for the year ended December 31, 2015. During 2016, the net portfolio collections on our investments in a closed-end Polish investment fund significantly underperformed expectations. As a result, in 2016 we recorded an other-than-temporary impairment charge $5.8 million. For more information, refer to Note 3 to our Consolidated Financial Statements included in Item 8 of this Form 10-K ("Note 3").
Net Foreign Currency Transaction Gain
Net foreign currency transaction gains were $2.6 million and $7.5 million for the years ended December 31, 2016 and 2015, respectively. In any given period, we are exposed to foreign currency transactions gains or losses from transactions in currencies other than the functional currency.
Provision for Income Taxes
Income tax expense was $43.2 million for the year ended December 31, 2016, a decrease of $46.2 million or 51.7% compared to income tax expense of $89.4 million for the year ended December 31, 2015. The decrease was due to a decrease of 47.9% in income before taxes. In addition, the effective tax rate decreased to 32.2% for the year ended December 31, 2016 compared to 34.7% for the year ended December 31, 2015. The decrease was caused by a variety of factors, including changes in the mix of earnings, provision-to-return adjustments, and non-deductible penalties incurred during 2016, all of which caused the rate to decrease.  The impact of these factors was partially offset by tax rate changes in Europe and tax expense on a one-time intercompany transaction in 2016.  Our effective tax rate will vary from period to period due to these types of items.

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
During the years ended December 31, 2015 and 2014, we reclassified $502.7 million and $390.3 million, respectively, from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts related to pools primarily acquired from 2011-2014.
For the year ended December 31, 2015, we recorded net allowance charges of $29.4 million. On our domestic Core portfolios, we recorded net allowance charges of $23.3 million on portfolios purchased between 2010 and 2013, offset by net allowance reversals of $1.4 million on portfolios primarily purchased between 2005 and 2008. We also recorded a net allowance charge of $7.5 million on our portfolios in the UK and $0.1 million on our Denmark portfolios. On our Insolvency portfolios, we recorded net allowance reversals of $0.2 million on our domestic portfolios. For the year ended December 31, 2014, we recorded net allowance reversals of $4.9 million. On our domestic Core portfolios, we recorded net allowance reversals of $10.9 million on portfolios purchased between 2005 and 2008, offset by allowance charges of $6.0 million on portfolios primarily purchased in 2010 and 2011. On our Insolvency portfolios, we recorded net allowance reversals of $1.7 million on our domestic portfolios primarily purchased in 2007 and 2008, offset by net allowance charges of $1.1 million on Canadian portfolios purchased in 2014. We also recorded a net allowance charge of $0.5 million on our portfolios in the UK.
Fee Income
Fee income was $64.4 million for the year ended December 31, 2015, a decrease of $1.3 million or 2.0% compared to fee income of $65.7 million for the year ended December 31, 2014. Fee income decreased primarily due to a decrease in revenues generated by CCB and PRA Europe. The decrease in revenue from CCB is due primarily to smaller distributions of class action settlements. The decline in fee income from PRA Europe is due primarily to a decline in the amount of contingent fee work provided by us for debt owners, which was partially offset by higher fee income generated by PLS, PGS and our operations in Brazil.
Other Revenue
Other revenue was $12.5 million for the year ended December 31, 2015, an increase of $4.7 million or 60.3% compared to $7.8 million for the year ended December 31, 2014. The increase is due primarily to an increase in revenue generated from our Series B Poland investment. For more information, refer to Note 3.
Operating Expenses
Total operating expenses were $631.7 million for the year ended December 31, 2015, an increase of $92.8 million or 17.2% compared to total operating expenses of $538.9 million for the year ended December 31, 2014. Total operating expenses were 39.4% of cash receipts for the year ended December 31, 2015 compared with 37.3% for the year ended December 31, 2014.
Compensation and Employee Services
Compensation and employee service expenses were $268.3 million for the year ended December 31, 2015, an increase of $33.8 million or 14.4% compared to compensation and employee service expenses of $234.5 million for the year ended December 31, 2014. Compensation expense increased primarily as a result of larger average staff sizes, mainly attributable to the acquisition of Aktiv, in addition to increases in incentive compensation and normal pay increases. Total full-time equivalents decreased 2.1% to 3,799 as of December 31, 2015 from 3,880 as of December 31, 2014.

Legal Collection Expenses
Legal collection expenses were $129.5 million for the year ended December 31, 2015, a decrease of $9.7 million or 7.0% compared to legal collection expenses of $139.2 million for the year ended December 31, 2014. The decrease was mainly due to a decrease of $14.8 million in costs paid to courts where a lawsuit is filed. During 2012-2014, we expanded the number of accounts brought into the legal collection process resulting in increased legal collection expenses. This expansion subsided in 2015 which led to the decrease in the costs paid to courts. This was partially offset by increases in document costs and contingent fees paid to our independent third-party attorneys. Our costs paid to sellers of nonperforming loans for documents were $5.2 million for the year ended December 31, 2015, an increase of $2.8 million or 116.7% compared to $2.4 million for the year ended December 31, 2014. Our costs paid to third-party attorneys were $53.4 million for the year ended December 31, 2015, an increase of $2.3 million or 4.5% compared to $51.1 million for the year ended December 31, 2014.
Agency Fees
Agency fees were $32.2 million for the year ended December 31, 2015, compared to $16.4 million for the year ended and December 31, 2014, an increase of 15.8 million or 96.3%. This increase was mainly attributable to third-party collection fees incurred by PRA Europe due to our utilization of outsourcing in our blended operational collection model there.
Outside Fees and Services
Outside fees and services expenses were $65.2 million for the year ended December 31, 2015, an increase of $9.4 million or 16.8% compared to outside fees and services expenses of $55.8 million for the year ended December 31, 2014. The increase was mainly attributable to an incremental increase of $13.3 million in corporate legal expenses incurred in 2015 as a result of outstanding litigation and regulatory matters. This was offset by a decrease of $12.3 million in acquisition- related transaction costs incurred during 2015 compared to 2014. The remaining increase is a result of the outside fees and services incurred by our European operations for the full year in 2015 as compared to the prior year period from July 16, 2014 to December 31, 2014.
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
Other Operating Expenses
Other operating expenses were $68.8 million for the year ended December 31, 2015, an increase of $38.8 million or 129.3% compared to other operating expenses of $30.0 million for the year ended December 31, 2014. The increase was primarily due to $28.8 million in expenses incurred during 2015 relating to a Consent Order entered into with the CFPB, as well as other operating expenses incurred by our European operations for the full year in 2015 as compared to the prior year period from July 16, 2014 to December 31, 2014.
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

Net Foreign Currency Transaction Gain/(Loss)
Net foreign currency transaction gains were $7.5 million for the year ended December 31, 2015 compared to a net foreign currency transaction loss of $5.8 million for the year ended December 31, 2014. In any given period, we are exposed to foreign currency transactions gains or losses from transactions in currencies other than the functional currency.
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

Supplemental Performance Data
Finance Receivables Portfolio Performance
The following tables show certain data related to our finance receivables portfolio. These tables include the purchase price, actual cash collections, estimates of future cash collections, income recognized on finance receivables (gross and net of allowance charges/(reversals)), principal amortization, allowance charges/(reversals), net finance receivable balances, and the ratio of total estimated collections to purchase price (which we refer to as purchase price multiple) as well as the original purchase price multiple. Certain adjustments, as noted in the footnotes to these tables, have been made to reduce the impact of foreign currency fluctuations on purchase price multiples.
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
Purchase price multiples can vary over time due to a variety of factors, including pricing competition, supply levels, age of the receivables purchased, and changes in our operational efficiency. For example, increased pricing competition during the 2005 to 2008 period negatively impacted purchase price multiples of our Core portfolio compared to prior years. Conversely, during the 2009 to 2011 period, pricing disruptions occurred as a result of the economic downturn. This created unique and advantageous purchasing opportunities, particularly within the Insolvency market, relative to the prior four years. Purchase price multiples can also vary among types of finance receivables. For example, we generally incur lower collection costs on our Insolvency portfolio compared with our Core portfolio. This allows us, in general, to pay more for an Insolvency portfolio and experience lower purchase price multiples, while generating similar internal rates of return, net of expenses, when compared with a Core portfolio.
When competition increases and/or supply decreases, pricing often becomes negatively impacted relative to expected collections, and yields tend to trend lower. The opposite tends to occur when competition decreases and/or supply increases.
Within a given portfolio type, to the extent that lower purchase price multiples are the result of more competitive pricing and lower yields, this will generally lead to higher amortization rates and lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to increase. Profitability within given Core portfolio types may also be impacted by the age and quality of the receivables, which impact the cost to collect those accounts. Fresher accounts, for example, typically carry lower associated collection expenses, while older accounts and lower balance accounts typically carry higher costs and as a result require higher purchase price multiples to achieve the same net profitability as fresher paper.
Revenue recognition under ASC 310-30 is driven by estimates of total collections as well as the timing of those collections. We record new portfolio purchases based on our best estimate of the cash flows expected at acquisition, which reflects the uncertainties inherent in the purchase of nonperforming loans and the results of our underwriting process. Subsequent to the initial booking, as we gain collection experience and confidence with a pool of accounts, we regularly update ERC. These processes have tended to cause the ratio of ERC to purchase price for any given year of buying to gradually increase over time. As a result, our estimate of total collections has often increased as pools have aged. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from purchase than a pool that was just two years from purchase.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of receivables.
We hold a majority interest in a closed-end Polish investment fund that purchases and services finance receivables. Our investment in this fund is classified in our Consolidated Balance Sheets as "Investments" and as such is not included in the following tables. The equivalent of the estimated remaining collections of the portfolios, expected to be received by us, is $61.4 million at December 31, 2016.

Multiples Table Amounts in thousands

		As of December 31, 2016
Purchase Period	Purchase Price (1)(3)	Net Finance Receivables (4)	ERC-Historical Period Exchange Rates (5)	Total Estimated Collections (6)	ERC-Current Period Exchange Rates (7)	Current Purchase Price Multiple	Original Purchase Price Multiple (2)
Americas-Core
1996 - 2006	$458,637	$4,458	$22,414	$1,604,862	$22,414	350%	246%
2007	179,834	6,737	29,422	446,944	29,422	249%	227%
2008	166,481	7,344	21,730	375,039	21,730	225%	220%
2009	125,171	3,029	45,506	463,131	45,506	370%	252%
2010	148,237	8,503	68,346	539,432	68,346	364%	247%
2011	209,747	20,111	101,347	721,704	101,347	344%	245%
2012	254,627	40,235	143,639	677,575	143,639	266%	226%
2013	391,572	103,081	306,914	971,191	306,914	248%	211%
2014	406,261	163,557	452,789	974,450	446,731	240%	204%
2015	446,846	287,053	594,567	938,887	597,147	210%	205%
2016	458,280	403,485	785,209	921,482	788,692	201%	201%
Subtotal	3,245,693	1,047,593	2,571,883	8,634,697	2,571,888
Americas-Insolvency
2004 - 2006	54,396	—	554	91,184	554	168%	145%
2007	78,524	149	426	106,040	426	135%	150%
2008	108,579	715	1,367	169,108	1,367	156%	163%
2009	155,999	—	5,463	472,528	5,463	303%	214%
2010	208,972	82	7,801	549,052	7,801	263%	184%
2011	180,587	—	3,021	366,098	3,021	203%	155%
2012	251,737	9,605	25,679	381,613	25,679	152%	136%
2013	228,080	41,337	59,441	339,630	59,441	149%	133%
2014	149,013	54,692	73,376	205,796	73,264	138%	124%
2015	64,024	49,131	58,329	79,616	58,329	124%	125%
2016	94,377	78,905	96,691	115,671	96,027	123%	123%
Subtotal	1,574,288	234,616	332,148	2,876,336	331,372
Total Americas	4,819,981	1,282,209	2,904,031	11,511,033	2,903,260
Europe-Core
2012	20,457	—	135	32,959	103	161%	187%
2013	20,370	960	1,885	22,039	1,403	108%	119%
2014	797,945	388,379	1,292,054	2,058,567	1,054,557	258%	208%
2015	423,673	271,489	571,381	723,335	492,904	171%	160%
2016	352,151	314,373	546,628	587,497	523,969	167%	167%
Subtotal	1,614,596	975,201	2,412,083	3,424,397	2,072,936
Europe-Insolvency
2014	10,876	3,555	9,500	18,524	8,043	170%	129%
2015	19,420	11,179	20,547	28,254	16,999	145%	139%
2016	43,143	35,825	49,819	56,141	46,768	130%	130%
Subtotal	73,439	50,559	79,866	102,919	71,810
Total Europe	1,688,035	1,025,760	2,491,949	3,527,316	2,144,746
Total PRA Group	$6,508,016	$2,307,969	$5,395,980	$15,038,349	$5,048,006

(1)	The amount reflected in the Purchase Price also includes the acquisition date finance receivable portfolios that were acquired through our various business acquisitions.

(2)	The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

(3)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(4)	For our international amounts, Net Finance Receivables are presented at the December 31, 2016 exchange rate.

(5)	For our international amounts, ERC-Historical Period Exchange Rates is presented at the period-end exchange rate for the respective quarter of purchase.

(6)	For our international amounts, TEC is presented at the period-end exchange rate for the respective quarter of purchase.

(7)	For our international amounts, ERC-Current Period Exchange Rates is presented at the December 31, 2016 exchange rate.

Portfolio Financial Information Amounts in thousands

		For the Year Ended December 31, 2016
Purchase Period	Purchase Price (1)(3)	Cash Collections (2)	Gross Revenue (2)	Amortization (2)	Allowance (2)	Net Revenue (2)	Net Finance Receivables (4)
Americas-Core
1996 - 2006	$458,637	$11,862	$9,982	$1,880	$2,220	$7,762	$4,458
2007	179,834	8,883	6,538	2,345	3,190	3,348	6,737
2008	166,481	8,989	5,822	3,167	2,840	2,982	7,344
2009	125,171	16,000	13,494	2,506	—	13,494	3,029
2010	148,237	24,515	19,316	5,199	275	19,041	8,503
2011	209,747	48,711	39,374	9,337	1,485	37,889	20,111
2012	254,627	59,981	44,784	15,197	16,085	28,699	40,235
2013	391,572	120,789	88,492	32,297	41,205	47,287	103,081
2014	406,261	170,311	113,434	56,877	21,178	92,256	163,557
2015	446,846	228,432	119,120	109,312	94	119,026	287,053
2016	458,280	138,723	82,198	56,525	500	81,698	403,485
Subtotal	3,245,693	837,196	542,554	294,642	89,072	453,482	1,047,593
Americas-Insolvency
2004 - 2006	54,396	193	126	67	(20)	146	—
2007	78,524	270	125	145	(100)	225	149
2008	108,579	635	239	396	45	194	715
2009	155,999	2,531	2,531	—	—	2,531	—
2010	208,972	5,008	4,893	115	510	4,383	82
2011	180,587	35,996	22,405	13,591	90	22,315	—
2012	251,737	60,715	23,853	36,862	—	23,853	9,605
2013	228,080	63,386	23,530	39,856	—	23,530	41,337
2014	149,013	44,313	16,114	28,199	(69)	16,183	54,692
2015	64,024	17,892	4,495	13,397	—	4,495	49,131
2016	94,377	18,869	4,053	14,816	—	4,053	78,905
Subtotal	1,574,288	249,808	102,364	147,444	456	101,908	234,616
Total Americas	4,819,981	1,087,004	644,918	442,086	89,528	555,390	1,282,209
Europe-Core
2012	20,457	2,198	2,037	161	—	2,037	—
2013	20,370	1,326	875	451	454	421	960
2014	797,945	246,365	142,256	104,109	2,570	139,686	388,379
2015	423,673	100,263	32,900	67,363	5,927	26,973	271,489
2016	352,151	40,368	16,878	23,490	—	16,878	314,373
Subtotal	1,614,596	390,520	194,946	195,574	8,951	185,995	975,201
Europe-Insolvency
2014	10,876	3,921	1,298	2,623	—	1,298	3,555
2015	19,420	4,366	1,171	3,195	—	1,171	11,179
2016	43,143	6,175	1,265	4,910	—	1,265	35,825
Subtotal	73,439	14,462	3,734	10,728	—	3,734	50,559
Total Europe	1,688,035	404,982	198,680	206,302	8,951	189,729	1,025,760
Total PRA Group	$6,508,016	$1,491,986	$843,598	$648,388	$98,479	$745,119	$2,307,969

(1)	The amount reflected in the Purchase Price also includes the acquisition date finance receivable portfolios that were acquired through our various business acquisitions.

(2)	For our international amounts, amounts are presented using the average exchange rates during the current reporting period.

(3)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(4)	For our international amounts, net finance receivables are presented at the December 31, 2016 exchange rate.

The following tables, which exclude any proceeds from cash sales of finance receivables, illustrate historical cash collections, by year, on our portfolios.
Cash Collections by Year, By Year of Purchase (2) Amounts in thousands

Purchase Period	Purchase Price (1)(3)	1996 - 2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total
Americas-Core
1996 - 2006	$458,637	$861,003	$195,738	$135,589	$99,674	$77,459	$64,555	$49,820	$35,711	$25,488	$18,293	$11,862	$1,575,192
2007	179,834	—	39,412	87,039	69,175	60,230	50,996	39,585	28,244	19,759	14,198	8,883	417,521
2008	166,481	—	—	47,253	72,080	62,363	53,654	42,850	31,307	21,027	13,786	8,989	353,309
2009	125,171	—	—	—	40,703	95,627	84,339	69,385	51,121	35,555	24,896	16,000	417,626
2010	148,237	—	—	—	—	47,076	113,554	109,873	82,014	55,946	38,110	24,515	471,088
2011	209,747	—	—	—	—	—	61,971	174,461	152,908	108,513	73,793	48,711	620,357
2012	254,627	—	—	—	—	—	—	56,901	173,589	146,198	97,267	59,981	533,936
2013	391,572	—	—	—	—	—	—	—	101,614	247,849	194,026	120,789	664,278
2014	406,261	—	—	—	—	—	—	—	—	92,660	253,448	170,311	516,419
2015	446,846	—	—	—	—	—	—	—	—	—	116,951	228,432	345,383
2016	458,280	—	—	—	—	—	—	—	—	—	—	138,723	138,723
Subtotal	3,245,693	861,003	235,150	269,881	281,632	342,755	429,069	542,875	656,508	752,995	844,768	837,196	6,053,832
Americas-Insolvency
2004 - 2006	54,396	34,138	24,166	14,822	8,212	4,518	2,141	1,023	678	437	302	193	90,630
2007	78,524	—	2,850	27,972	25,630	22,829	16,093	7,551	1,206	714	500	270	105,615
2008	108,579	—	—	14,024	35,894	37,974	35,690	28,956	11,650	1,884	1,034	635	167,741
2009	155,999	—	—	—	16,635	81,780	102,780	107,888	95,725	53,945	5,781	2,531	467,065
2010	208,972	—	—	—	—	39,486	104,499	125,020	121,717	101,873	43,649	5,008	541,252
2011	180,587	—	—	—	—	—	15,218	66,379	82,752	85,816	76,915	35,996	363,076
2012	251,737	—	—	—	—	—	—	17,388	103,610	94,141	80,079	60,715	355,933
2013	228,080	—	—	—	—	—	—	—	52,528	82,596	81,679	63,386	280,189
2014	149,013	—	—	—	—	—	—	—	—	37,045	50,880	44,313	132,238
2015	64,024	—	—	—	—	—	—	—	—	—	3,395	17,892	21,287
2016	94,377	—	—	—	—	—	—	—	—	—	—	18,869	18,869
Subtotal	1,574,288	34,138	27,016	56,818	86,371	186,587	276,421	354,205	469,866	458,451	344,214	249,808	2,543,895
Total Americas	4,819,981	895,141	262,166	326,699	368,003	529,342	705,490	897,080	1,126,374	1,211,446	1,188,982	1,087,004	8,597,727
Europe-Core
2012	20,457	—	—	—	—	—	—	11,604	8,995	5,641	3,175	2,198	31,613
2013	20,370	—	—	—	—	—	—	—	7,068	8,540	2,347	1,326	19,281
2014	797,945	—	—	—	—	—	—	—	—	153,180	291,980	246,365	691,525
2015	423,673	—	—	—	—	—	—	—	—	—	45,760	100,263	146,023
2016	352,151	—	—	—	—	—	—	—	—	—	—	40,368	40,368
Subtotal	1,614,596	—	—	—	—	—	—	11,604	16,063	167,361	343,262	390,520	928,810
Europe-Insolvency
2014	10,876	—	—	—	—	—	—	—	—	5	4,297	3,921	8,223
2015	19,420	—	—	—	—	—	—	—	—	—	2,954	4,366	7,320
2016	43,143	—	—	—	—	—	—	—	—	—	—	6,175	6,175
Subtotal	73,439	—	—	—	—	—	—	—	—	5	7,251	14,462	21,718
Total Europe	1,688,035	—	—	—	—	—	—	11,604	16,063	167,366	350,513	404,982	950,528
Total PRA Group	$6,508,016	$895,141	$262,166	$326,699	$368,003	$529,342	$705,490	$908,684	$1,142,437	$1,378,812	$1,539,495	$1,491,986	$9,548,255

(1)	The amount reflected in the Purchase Price also includes the acquisition date finance receivable portfolios that were acquired through our various business acquisitions.

(2)	For our international amounts, cash collections are presented using the average exchange rates during the cash collection period.

(3)
For our international amounts, purchase price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

Estimated Remaining Collections
The following chart shows our ERC by geographical region at December 31, 2016 (amounts in millions).
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
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.
Cash Collections by Geography and Type Amounts in thousands

	2016				2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Americas-Core	$193,360	$210,524	$213,741	$219,571	$195,835	$210,725	$218,838	$219,371
Americas-Insolvency	52,988	60,429	67,745	68,646	73,842	81,865	92,974	95,533
Europe-Core	97,429	96,028	102,972	94,091	97,149	85,635	76,602	83,876
Europe-Insolvency	4,974	4,719	2,744	2,025	2,545	2,528	1,210	967
Total Cash Collections	$348,751	$371,700	$387,202	$384,333	$369,371	$380,753	$389,624	$399,747
The following table provides additional details on the composition of our U.S. Core cash collections for the periods indicated.
Domestic Portfolio Core Cash Collections by Source Amounts in thousands

	2016				2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Call Center and Other Collections	$103,595	$115,454	$119,568	$127,851	$108,979	$117,560	$121,148	$122,316
External Legal Collections	35,231	36,415	40,369	43,203	42,432	47,318	49,995	49,578
Internal Legal Collections	31,458	33,206	34,505	39,080	38,998	41,338	42,482	42,464
Total Domestic Core Cash Collections	$170,284	$185,075	$194,442	$210,134	$190,409	$206,216	$213,625	$214,358

Collections Productivity (Domestic Portfolio)
The following tables display various collections productivity measures that we track.
Cash Collections per Collector Hour Paid Domestic Portfolio

	Total domestic core cash collections (1)
	2016	2015	2014	2013	2012
First Quarter	$274	$247	$223	$193	$166
Second Quarter	269	245	220	190	169
Third Quarter	281	250	217	191	171
Fourth Quarter	248	239	203	190	150

	Call center and other cash collections (2)
	2016	2015	2014	2013	2012
First Quarter	$168	$143	$119	$107	$97
Second Quarter	167	141	107	104	90
Third Quarter	177	145	112	104	90
Fourth Quarter	153	139	110	100	79

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

(2)	Represents total cash collections less internal legal cash collections, external legal cash collections, and Insolvency cash collections from trustee-administered accounts.
Portfolio Purchasing
The following graph shows the purchase price of our portfolios by year since 2007. It also includes the acquisition date finance receivable portfolios that were acquired through our various business acquisitions.
Our ability to profitably purchase and liquidate pools of Insolvency accounts provides diversity to our nonperforming loan purchasing business. Although we generally purchase Insolvency portfolios from many of the same consumer lenders from whom we acquire Core customer portfolios, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of portfolios purchased in the Insolvency and Core markets may differ over time. We have found periods when Insolvency accounts were more profitable and other times when Core accounts were more profitable. A primary driver of portfolio profitability is determined by the amount of purchase price relative to the expected returns of the acquired portfolios. When pricing becomes more competitive due to reduced portfolios available for purchase or increased demand from competitors entering or increasing their presence in the market, prices tend to go up, driving down the purchase price multiples and lowering the overall expected returns. When pricing relaxes due to market dynamics, purchase price multiples tend to increase, thereby increasing the overall expected returns.
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
The following table displays our quarterly portfolio purchases for the periods indicated.
Portfolio Purchases by Geography and Type Amounts in thousands

	2016				2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Americas-Core	$91,800	$95,452	$130,529	$136,057	$120,554	$90,912	$98,317	$138,498
Americas-Insolvency	20,929	16,760	33,723	22,952	20,589	9,300	19,111	16,437
Europe-Core	80,129	34,240	68,835	171,038	79,735	240,385	88,499	21,579
Europe-Insolvency	6,943	14,803	16,410	6,731	4,976	3,959	2,450	8,510
Total Portfolio Purchasing	$199,801	$161,255	$249,497	$336,778	$225,854	$344,556	$208,377	$185,024
Portfolio Purchases by Stratifications (Domestic Only)
The following table categorizes our quarterly domestic portfolio purchases for the periods indicated into major asset type and delinquency category. Over the past 20 years, we have acquired more than 43 million customer accounts in the U.S. alone.
Domestic Portfolio Purchases by Stratification (Major Asset Type) Amounts in thousands

	2016				2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Major Credit Cards	$35,306	$38,858	$48,471	$68,072	$32,734	$25,104	$23,978	$43,683
Consumer Finance	5,678	1,309	1,616	2,533	2,616	2,513	2,947	1,885
Private Label Credit Cards	56,681	54,969	86,331	62,104	93,660	65,456	89,066	105,064
Auto Deficiency	6,104	—	831	411	7,032	557	—	—
Total	$103,769	$95,136	$137,249	$133,120	$136,042	$93,630	$115,991	$150,632

Domestic Portfolio Purchases by Stratification (Delinquency Category) Amounts in thousands

	2016				2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Fresh	$30,919	$30,114	$42,048	$37,036	$37,450	$27,899	$39,555	$53,703
Primary	2,672	1,568	29,990	26,240	37,994	25,517	12,462	23,869
Secondary	48,005	51,630	51,019	43,841	36,804	28,667	40,029	46,063
Tertiary	557	—	—	1,843	2,298	—	2,260	9,119
Insolvency	20,930	11,145	13,702	22,952	20,589	9,299	19,111	16,437
Other	686	679	490	1,208	907	2,248	2,574	1,441
Total	$103,769	$95,136	$137,249	$133,120	$136,042	$93,630	$115,991	$150,632
Liquidity and Capital Resources
We manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of December 31, 2016, cash and cash equivalents totaled $94.3 million. Of the cash and cash equivalent balance as of December 31, 2016, $73.6 million consisted of cash on hand related to foreign operations with indefinitely reinvested earnings. See the "Undistributed Earnings of Foreign Subsidiaries" section below for more information.
At December 31, 2016, we had approximately $1.8 billion in borrowings outstanding with $641.1 million of availability under all of our credit facilities (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of December 31, 2016, the amount available to be drawn was $204.0 million. Of the $641.1 million of borrowing availability, $538.2 million was available under our European credit facility and $102.9 million was available under our North American credit facility. Of the $204.0 million available considering borrowing base restrictions, $126.0 million was available under our European credit facility and $78.0 million was available under our North American credit facility. The primary borrowing base under both credit facilities is ERC of the respective finance receivables portfolios. For more information, see Note 6 to our Consolidated Financial Statements included in Item 8 of this Form 10-K ("Note 6").
An additional funding source is interest-bearing deposits generated in Europe. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.5 billion (approximately $164.1 million as of December 31, 2016). Interest-bearing deposits as of December 31, 2016 were $76.1 million.
We believe we were in compliance with the covenants of our financing arrangements as of December 31, 2016.
As discussed in Note 17, we sold our government services business in January 2017 for $91.5 million in cash plus additional consideration for certain balance sheet items. The sale of this business provided us with additional liquidity not reflected in our December 31, 2016 Consolidated Financial Statements.
We have the ability to slow the purchasing of finance receivables if necessary, with low impact to current year cash collections. For example, acquisitions of finance receivables, net of buybacks, totaled $890.8 million in 2016. The portfolios purchased in 2016 generated $204.1 million of cash collections, representing only 13.7% of 2016 cash collections.
Contractual obligations over the next year are primarily related to debt maturities and purchase commitments. A portion of our North American credit facility expires in December 2017, and the remaining portion expires in December 2020. Of the $695 million outstanding under our North American revolving credit facility at December 31, 2016, $152.3 million is due within one year. Our European credit facility expires in February 2021. Of our $718.3 million in long-term debt outstanding at December 31, 2016, $65.0 million is due within one year.
We have in place forward flow commitments for the purchase of nonperforming loans over the next twelve months with a maximum purchase price of $302.6 million as of December 31, 2016. We may also enter into new or renewed flow commitments and close on spot transactions in addition to the aforementioned flow agreements.
For domestic income tax purposes, we recognize revenue from the collections of finance receivables using the cost recovery method. The IRS has audited and issued Notices of Deficiency for the tax years ended December 31, 2005 through 2012. It has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. We have filed petitions in the U.S. Tax Court (the "Tax Court") challenging the deficiencies and believe we have sufficient support for the technical merits of our positions. On July 14, 2016, the Tax Court set the trial to begin on May 15, 2017. If we are unsuccessful in the Tax Court and any potential appeals, we may ultimately be required to pay the related deferred taxes, and possibly interest and penalties, which may require additional financing from other sources. Deferred tax liabilities related to this item were $239.3 million at December 31, 2016. Any adverse determination on this matter could result in our amending state tax returns for prior years, increasing our taxable income in those states. Our estimate of the potential federal and state interest is $112.0 million as of December 31, 2016. Accordingly, an adverse determination on this matter could have a material adverse effect on our liquidity. While the trial is set to begin on May 15, 2017, due to the administrative process involved, the final outcome is anticipated to occur between late 2018 and early 2021, depending on any appeals. Accordingly, an adverse outcome, if it was to occur, is not expected to impact the Company in the short-term.
On October 22, 2015, our board of directors authorized a share repurchase program to purchase up to $125.0 million of our outstanding shares of common stock. Repurchases depend on prevailing market conditions and other factors. The repurchase program may be suspended or discontinued at any time. During 2015, we purchased 2,072,721 shares of our common stock under the share repurchase program at an average price of $38.60 per share. We made no repurchases during 2016. At December 31, 2016, the maximum remaining purchase price for share repurchases under the program was approximately $45.0 million.
We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our revolving credit facilities will be sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, and additional portfolio purchasing during the next twelve months. Business acquisitions, adverse outcomes in pending litigation or higher than expected levels of portfolio purchasing could require additional financing from other sources.
Cash Flows Analysis
Our operating activities provided cash of $103.0 million, $186.7 million, and $267.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections recognized as revenue and fee income received for the period. In addition, changes in other accounts related to our operating activities impacted our cash from operations.
Our investing activities used cash of $217.5 million, $282.3 million, and $1,030.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. Cash used in investing activities is primarily driven by acquisitions of nonperforming loans and business acquisitions. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. The change in net cash used in investing activities was primarily due to net cash payments for corporate acquisitions totaling $60.2 million, $1.4 million, and $851.2 million for the years ended December 31, 2016, 2015, and 2014. The change was also due to changes in the amounts of acquisitions of finance receivables, which totaled $890.8 million for the year ended December 31, 2016 compared to $955.0 million and $682.4 million for the years ended December 31, 2015 and 2014, respectively. In addition, we had net sales and maturities of investments of $0.8 million and $14.1 million for the years ended December 31, 2016 and 2015, respectively, compared to net purchases of investments of $44.0 million for the year ended December 31, 2014. This decrease was partially offset by an increase in collections applied to principal on finance receivables which totaled$746.9 million, $674.4 million, and $571.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Our financing activities provided cash of $97.3 million, $136.5 million and $648.0 million for the years ended December 31, 2016, 2015, and 2014, respectively. Cash for financing activities is normally provided by draws on our lines of credit and proceeds from long-term debt. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt and repurchases of our common stock. The decrease in cash provided by financing activities for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in our net borrowings on our lines of credit and long-term debt. During the year ended December 31, 2016, net repayments on our lines of credit totaled $21.5 million and net draws on our long-term debt totaled $104.3 million. During the year ended December 31, 2015, net draws on our lines of credit totaled $327.2 million and net repayments on our long-term debt totaled $47.4 million. During the year ended December 31, 2014, net draws on our lines of credit and long-term debt totaled $409.0 million and $264.1 million, respectively. The decrease in cash provided by financing activities in 2015 compared to 2014 was primarily attributable to the additional funding required for the Aktiv acquisition in 2014. In addition, cash flow related to financing activities was impacted by stock repurchases of $0.0 million, $165.5 million, and $33.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Cash paid for interest was $68.0 million, $49.8 million, and $31.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. Interest was paid on our revolving credit facilities, long-term debt, convertible debt, interest-bearing deposits and interest rate swap agreements. The increase during the year ended December 31, 2016 as compared to 2015 and 2014, was mainly the result of higher average borrowings outstanding as well as an increase in the interest rates charged on our variable rate borrowings. Cash paid for income taxes was $78.8 million, $86.3 million, and $47.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. The decrease in taxes paid for the year ended December 31, 2016 compared to the year ended December 31, 2015, is primarily due to a decrease in taxable income. The increase in taxes paid for the year ended December 31,

2015 compared to the year ended December 31, 2014, is primarily due to the utilization of foreign net operating losses and the full year impact in 2015 of our acquisition of Aktiv in 2014.
Cash generated from operations is dependent upon our ability to collect on our finance receivables. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our future cash flows.
Undistributed Earnings of Foreign Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of foreign subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the U.S.. Accordingly, no provision for federal and state income tax has been provided thereon. If management's intentions change and eligible undistributed earnings of foreign subsidiaries are repatriated, we would be subject to additional U.S. income taxes and withholding taxes payable to various foreign jurisdictions, where applicable. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed foreign earnings. The amount of cash on hand related to foreign operations with indefinitely reinvested earnings was $73.6 million and $51.5 million as of December 31, 2016 and 2015, respectively. Refer to the Note 13 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for further information related to our income taxes and undistributed foreign earnings.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as of December 31, 2016 as defined by Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.
Contractual Obligations
Our contractual obligations as of December 31, 2016 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$48,418	$10,965	$16,514	$10,150	$10,789
Revolving credit facilities (1)	1,281,378	200,859	86,029	992,867	1,623
Long-term debt (2)	892,695	90,619	67,396	734,680	—
Purchase commitments (3)	304,574	303,882	692	—	—
Employment agreements	12,855	8,711	4,144	—	—
Total	$2,539,920	$615,036	$174,775	$1,737,697	$12,412

(1)
This amount includes estimated interest and unused line fees due on our revolving credit facilities and assumes that the outstanding balances on the revolving credit facilities remain constant from the December 31, 2016 balances to maturity.

(2)	This amount includes scheduled interest and principal payments on our term loans, interest-bearing deposits, and the Notes.

(3)	This amount includes the maximum remaining amount to be purchased under forward flow contracts for the purchase of nonperforming loans in the amount of approximately $302.6 million.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are discussed in Note 1 to our Consolidated Financial Statements included in Item 8 of this Form 10-K. Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets, and liabilities.
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

Management has reviewed these critical accounting policies with the Audit Committee of our board of directors.
Revenue Recognition - Finance Receivables
We account for our investment in finance receivables under the guidance of ASC 310-30. Revenue recognition for finance receivables accounted for under ASC 310-30 involves the use of estimates and the exercise of judgment on the part of management. These estimates include projections of the quantity and timing of future cash flows and economic lives of our pools of finance receivables. Significant changes in such estimates could result in increased revenue or decreased revenue through the incurrence of allowance charges.
We implement the accounting for income recognized on finance receivables under ASC 310-30 as follows:
We create each accounting pool using our projections of estimated cash flows and expected economic life. We then compute the effective yield that fully amortizes the pool over a reasonable expectation of its economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, we balance those results to the data contained in our proprietary models to ensure accuracy, then review each pool watching for trends, actual performance versus projections and curve shape (a graphical depiction of the timing of cash flows), regularly re-forecasting future cash flows utilizing our statistical models. The review process is primarily performed by our finance staff; however, our operational and statistical staff are also involved, providing updated statistical input and cash projections to the finance staff. Significant judgment is used in evaluating whether overperformance is due to an increase in projected cash flows or an acceleration of cash flows (a timing difference). If determined to be a significant increase in expected cash flows, we will recognize the effect of the increase prospectively first through an adjustment to any previously recognized valuation allowance for that pool and then through an increase in yield. If the overperformance is determined to be due to a timing difference, we will: a) adjust estimated future cash flows downward which effectively extends the amortization period to fall within a reasonable expectation of the pool's economic life; b) adjust future cash flow projections as noted previously coupled with an increase in yield in order for the amortization period to fall within a reasonable expectation of the pool's economic life; or c) take no action at all if the amortization period falls within a reasonable expectation of the pool's expected economic life. To the extent there is underperformance, we will record an allowance if the underperformance is significant and causes us to significantly decrease estimated future cash flows or delay the expected timing of the cash flows, or take no action if the pool's amortization period is reasonable and falls within the currently projected economic life.
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
Goodwill is evaluated for impairment either under the qualitative assessment option or the two-step test approach depending on facts and circumstances of a reporting unit, including the excess of fair value over carrying amount in the last valuation or changes in business environment. If we qualitatively determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the two-step impairment test is unnecessary. Otherwise, goodwill is evaluated for impairment using the two-step test, where the carrying amount of a reporting unit is compared to its fair value in Step 1; if the fair value exceeds the carrying amount, Step 2 is unnecessary. If the carrying amount exceeds the reporting unit’s fair value, this could indicate potential impairment and Step 2 of the goodwill evaluation process is required to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. When Step 2 is necessary, the fair value of individual assets and liabilities is determined using valuations (which in some cases may be based in part on third-party valuation reports), or other observable sources of fair value, as appropriate. If the carrying amount of goodwill exceeds its implied fair value, the excess is recognized as an impairment loss.
We determine the fair value of a reporting unit by applying the approaches prescribed under the fair value measurement accounting framework: the income approach and the market approach. Depending on the availability of public data and suitable comparables, we may or may not use the market approach or we may emphasize the results from the approach differently. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows and a residual terminal value. Cash flow projections are based on management's estimates of revenue growth rates, operating margins, necessary working capital, and capital expenditure requirements, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on prices and other relevant market transactions involving comparable publicly-traded companies with operating and investment characteristics similar to the reporting unit.

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
For domestic income tax purposes, we recognize revenue using the cost recovery method with respect to our nonperforming loan purchasing business. We believe cost recovery to be an acceptable method for companies in the nonperforming loan purchasing industry. Under the cost recovery method, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any income is recognized.
Our international operations requires the use of material estimates and interpretations of complex tax laws in multiple jurisdictions, and increases the complexity of our accounting for income taxes.
Recent Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 1 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.5 billion as of December 31, 2016. Assuming a 25 basis point decrease in interest rates, for example, interest expense over the following twelve months would decrease by an estimated $2.5 million. Assuming a 50 basis point increase in interest rates, interest expense over the following twelve months would increase by an estimated $5.5 million.

To reduce the exposure to changes in the market rate of interest, we have entered into interest rate swap agreements for a portion of our borrowings under our variable rate facilities. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate. For the majority of our borrowings under our variable rate facilities, we have no interest rate swap agreements in place. The sensitivity calculations above consider the impact of our interest rate swap agreements.
The fair value of our interest rate swap agreements was a net liability of $2.8 million at December 31, 2016. A hypothetical 25 basis point decrease in interest rates would cause a decrease in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be a liability of $6.0 million at December 31, 2016. Conversely, a hypothetical 50 basis point increase in interest rates would cause an increase in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be an asset of $3.8 million at December 31, 2016.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in foreign currencies, including the euro, the Great British pound, the Canadian dollar, Norwegian kroner, Swiss franc, Danish kroner, Swedish kroner, Polish zloty, and Brazilian real. In 2016, we generated $245.8 million of revenues from operations outside the U.S. and used eight functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.
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
We are taking measures to mitigate the impact of foreign currency fluctuations. We have restructured our European operations so that portfolio ownership and collections generally occur within the same entity. Our European credit facility is a multi-currency facility, allowing us to better match funding and portfolio investments by currency. We strive to maintain the distribution of our European borrowings within defined thresholds based on the currency composition of our finance receivables portfolios. When those thresholds are exceeded, we engage in foreign exchange spot transactions to mitigate our risk.

Item 8. Financial Statements and Supplementary Data.
See Item 6 for quarterly consolidated financial statements for 2016 and 2015.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PRA Group, Inc.:
We have audited the accompanying consolidated balance sheets of PRA Group, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated income statements, and statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRA Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PRA Group, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of PRA Group, Inc.'s internal control over financial reporting.
/s/ KPMG LLP
Norfolk, Virginia
February 28, 2017

PRA Group, Inc.
Consolidated Balance Sheets
December 31, 2016 and 2015
(Amounts in thousands, except per share amounts)

	2016	2015
Assets
Cash and cash equivalents	$94,287	$71,372
Investments	68,543	73,799
Finance receivables, net	2,307,969	2,202,113
Other receivables, net	11,650	30,771
Income taxes receivable	9,427	1,717
Net deferred tax asset	28,482	13,068
Property and equipment, net	38,744	45,394
Goodwill	499,911	495,156
Intangible assets, net	27,935	23,788
Other assets	33,808	33,389
Assets held for sale	43,243	—
Total assets	$3,163,999	$2,990,567
Liabilities and Equity
Liabilities:
Accounts payable	$2,459	$4,190
Accrued expenses	82,699	95,380
Income taxes payable	19,631	21,236
Net deferred tax liability	258,344	261,498
Interest-bearing deposits	76,113	46,991
Borrowings	1,784,101	1,717,129
Other liabilities	10,821	4,396
Liabilities held for sale	4,220	—
Total liabilities	2,238,388	2,150,820

Redeemable noncontrolling interest	8,448	—
Equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares, 0	—	—
Common stock, par value $0.01, authorized shares, 100,000, issued and outstanding shares, 46,356 at December 31, 2016; 100,000 authorized shares, 46,173 issued and outstanding shares at December 31, 2015	464	462
Additional paid-in capital	66,414	64,622
Retained earnings	1,049,367	964,270
Accumulated other comprehensive loss	(251,944)	(228,861)
Total stockholders' equity - PRA Group, Inc.	864,301	800,493
Noncontrolling interest	52,862	39,254
Total equity	917,163	839,747
Total liabilities and equity	$3,163,999	$2,990,567
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the years ended December 31, 2016, 2015 and 2014
(Amounts in thousands, except per share amounts)

	2016	2015	2014
Revenues:
Income recognized on finance receivables, net	$745,119	$865,122	$807,474
Fee income	77,381	64,383	65,675
Other revenue	8,080	12,513	7,820
Total revenues	830,580	942,018	880,969
Operating expenses:
Compensation and employee services	258,846	268,345	234,531
Legal collection expenses	132,202	129,456	139,161
Agency fees	44,922	32,188	16,399
Outside fees and services	63,098	65,155	55,821
Communication	33,771	33,113	33,085
Rent and occupancy	15,710	14,714	11,509
Depreciation and amortization	24,359	19,874	18,414
Other operating expenses	39,466	68,829	29,981
Total operating expenses	612,374	631,674	538,901

Income from operations	218,206	310,344	342,068
Other income and (expense):
Interest expense	(80,864)	(60,336)	(35,226)
Impairment of investments	(5,823)	—	—
Foreign exchange gain/(loss)	2,564	7,514	(5,829)
Income before income taxes	134,083	257,522	301,013
Provision for income taxes	43,191	89,391	124,508
Net income	90,892	168,131	176,505
Adjustment for net income attributable to noncontrolling interests	5,795	205	—
Net income attributable to PRA Group, Inc.	$85,097	$167,926	$176,505

Net income per common share attributable to PRA Group, Inc.:
Basic	$1.84	$3.49	$3.53
Diluted	$1.83	$3.47	$3.50
Weighted average number of shares outstanding:
Basic	46,316	48,128	49,990
Diluted	46,388	48,405	50,421
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2016, 2015 and 2014
(Amounts in thousands)

	2016	2015	2014
Net income	$90,892	$168,131	$176,505
Other comprehensive (loss):
Change in foreign currency translation	(14,559)	(119,043)	(119,982)
Total comprehensive income	76,333	49,088	56,523
Comprehensive income attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	5,795	205	—
Change in foreign currency translation	8,490	(6,132)	—
Comprehensive income/(loss) attributable to noncontrolling interest	14,285	(5,927)	—
Comprehensive income attributable to PRA Group, Inc.	$62,048	$55,015	$56,523
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the years ended December 31, 2016, 2015 and 2014
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount

Balance at December 31, 2013	49,840	$498	$135,441	$729,505	$4,032	$—	$869,476
Components of comprehensive income:
Net income	—	—	—	176,505	—	—	176,505
Foreign currency translation adjustment	—	—	—	—	(119,982)	—	(119,982)
Vesting of nonvested shares	311	4	(4)	—	—	—	—
Repurchase and cancellation of common stock	(574)	(6)	(33,158)	—	—	—	(33,164)
Amortization of share-based compensation	—	—	14,968	—	—	—	14,968
Excess income tax benefit from share-based compensation	—	—	5,558	—	—	—	5,558
Employee stock relinquished for payment of taxes	—	—	(11,146)	—	—	—	(11,146)
Balance at December 31, 2014	49,577	$496	$111,659	$906,010	$(115,950)	$—	$902,215
Components of comprehensive income:
Net income	—	—	—	167,926	—	205	168,131
Foreign currency translation adjustment	—	—	—	—	(112,911)	(6,132)	(119,043)
Initial noncontrolling interest related to business acquisition	—	—	—	—	—	45,181	45,181
Vesting of nonvested shares	279	3	(3)	—	—	—	—
Repurchase and cancellation of common stock	(3,683)	(37)	(55,798)	(109,666)	—	—	(165,501)
Amortization of share-based compensation	—	—	16,325	—	—	—	16,325
Excess income tax benefit from share-based compensation	—	—	4,386	—	—	—	4,386
Employee stock relinquished for payment of taxes	—	—	(11,947)	—	—	—	(11,947)
Balance at December 31, 2015	46,173	$462	$64,622	$964,270	$(228,861)	$39,254	$839,747
Components of comprehensive income:
Net income	—	—	—	85,097	—	6,018	91,115
Foreign currency translation adjustment	—	—	—	—	(23,083)	8,524	(14,559)
Distributions paid to noncontrolling interest	—	—	—	—	—	(934)	(934)
Vesting of nonvested shares	183	2	(2)	—	—	—	—
Amortization of share-based compensation	—	—	6,138	—	—	—	6,138
Excess income tax benefit from share-based compensation	—	—	(1,494)	—	—	—	(1,494)
Employee stock relinquished for payment of taxes	—	—	(2,850)	—	—	—	(2,850)
Balance at December 31, 2016	46,356	$464	$66,414	$1,049,367	$(251,944)	$52,862	$917,163
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2016, 2015 and 2014
(Amounts in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$90,892	$168,131	$176,505
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	6,138	16,325	14,968
Depreciation and amortization	24,359	19,874	18,414
Amortization of debt discount and issuance costs	10,276	4,260	4,058
Amortization of debt fair value	—	—	(4,827)
Impairment of investments	5,823	—	—
Deferred tax (benefit)/expense	(21,700)	(8,569)	52,978
Net foreign currency transaction (gain)/loss	(2,364)	(7,514)	5,829
Changes in operating assets and liabilities:
Other assets	1,861	2,015	(1,794)
Other receivables, net	10,016	(18,124)	9,435
Accounts payable	(2,087)	786	(20,265)
Income taxes payable/receivable, net	(13,663)	5,735	16,862
Accrued expenses	(12,574)	5,299	9,746
Other liabilities	6,053	(1,553)	(14,007)
Net cash provided by operating activities	103,030	186,665	267,902
Cash flows from investing activities:
Purchases of property and equipment	(14,160)	(14,454)	(24,385)
Acquisition of finance receivables, net of buybacks	(890,803)	(954,954)	(682,441)
Collections applied to principal on finance receivables	746,867	674,373	571,338
Business acquisitions, net of cash acquired	(60,241)	(1,423)	(851,183)
Purchase of investments	(6,052)	(48,085)	(69,862)
Proceeds from sales and maturities of investments	6,898	62,217	25,821
Net cash used in investing activities	(217,491)	(282,326)	(1,030,712)
Cash flows from financing activities:
Tax benefit from share-based compensation	—	4,386	5,558
Proceeds from lines of credit	985,751	790,967	543,000
Principal payments on lines of credit	(1,007,234)	(463,733)	(134,000)
Repurchases of common stock	—	(165,501)	(33,164)
Payments of line of credit origination costs and fees	(17,539)	(5,000)	—
Distributions paid to noncontrolling interest	(934)	—	—
Proceeds from long-term debt	297,893	—	623,354
Principal payments on notes payable and long-term debt	(193,580)	(47,374)	(359,281)
Net increase in interest-bearing deposits	32,905	22,721	2,492
Net cash provided by financing activities	97,262	136,466	647,959
Effect of exchange rate on cash	40,114	(9,094)	(7,492)
Net increase/(decrease) in cash and cash equivalents	22,915	31,711	(122,343)
Cash and cash equivalents, beginning of year	71,372	39,661	162,004
Cash and cash equivalents, end of year	$94,287	$71,372	$39,661
Supplemental disclosure of cash flow information:
Cash paid for interest	$67,987	$49,777	$31,831
Cash paid for income taxes	78,754	86,255	47,947
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

1. General and Summary of Significant Accounting Policies:
Nature of operations: Throughout this report, the terms "PRA Group," "the Company," or similar terms refer to PRA Group, Inc. and its subsidiaries.
PRA Group, Inc., a Delaware corporation, and its subsidiaries, is a global financial and business services company with operations in the Americas and Europe. The Company's primary business is the purchase, collection and management of portfolios of nonperforming loans. The Company provides the following fee-based services: vehicle location, skip tracing and collateral recovery for auto lenders, government entities and law enforcement; revenue administration, audit and revenue discovery/recovery services for local government entities; class action claims recovery services and purchases; servicing of consumer bankruptcy accounts in the U.S.; and, to a lesser extent, contingent collections of nonperforming loans in Europe and South America. As discussed in Note 17, the Company sold its revenue administration, audit and revenue discovery/recovery business in January 2017.
Recent acquisitions: On April 26, 2016, the Company completed its public tender offer to purchase 100% of the shares of DTP S.A . ("DTP"), a Polish-based debt collection company, for approximately $44.9 million. The Company's consolidated income statements and statements of comprehensive income, equity and cash flows include the results of operations of DTP for the period from April 26, 2016 through December 31, 2016.
On August 3, 2015, the Company acquired 55% of the equity interest in RCB Investimentos S.A. ("RCB"). The remaining 45% of the equity interest in RCB is owned by the executive team and previous owners of RCB. RCB is a leading master servicing platform for nonperforming loans in Brazil. The Company's investment for the 55% ownership of RCB was approximately $55.2 million. As part of the investment and call option agreements, the Company has the right to purchase the remaining 45% of RCB at certain multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), beginning on August 3, 2019 and lasting for two years. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, "Consolidation," the Company has consolidated all financial statement accounts of RCB in its consolidated balance sheets and its consolidated income statements. The consolidated income statements for the years ended December 31, 2016 and 2015, include the results of operations of RCB from August 3, 2015 through December 31, 2016. The noncontrolling interest amount is included as a separate component of equity and represents the 45% interest not controlled by the Company. In addition, net income attributable to the noncontrolling interest is stated separately in the consolidated income statements for the years ended December 31, 2016 and 2015.
On July 16, 2014, the Company completed the acquisition of Aktiv Kapital AS ("Aktiv"), a Norway-based company specializing in the acquisition and servicing of nonperforming loans throughout Europe and in Canada, for a purchase price of approximately $861.3 million, and assumed approximately $433.7 million of Aktiv's corporate debt, resulting in an acquisition of estimated total enterprise value of $1.3 billion. The Company's consolidated income statements and statements of comprehensive income, equity and cash flows include the results of operations of Aktiv for the period from July 16, 2014 through December 31, 2016.
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
Segments: Under the guidance of ASC Topic 280 "Segment Reporting" ("ASC 280"), the Company has determined that it has several operating segments that meet the aggregation criteria of ASC 280, and, therefore, it has one reportable segment, accounts receivable management, based on similarities among the operating units including economic characteristics, the nature of the products and services, the nature of the production processes, the types or class of customer for their products and services, the methods used to distribute their products and services and the nature of the regulatory environment.
Foreign currency: Assets and liabilities have been translated to the reporting currency using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive income/(loss) in the accompanying consolidated statements of stockholders’ equity.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Revenues and long-lived assets by geographical location: Revenue for the years ended December 31, 2016, 2015 and 2014, and long-lived assets held at December 31, 2016 and 2015, by geographical location (amounts in thousands) were:

	Years Ended December 31,			As of December 31,
	2016	2015	2014	2016	2015
	Revenues			Long-Lived Assets
United States	$584,816	$722,393	$766,262	$29,598	$36,075
Outside the United States	245,764	219,625	114,707	9,146	9,319
Total	$830,580	$942,018	$880,969	$38,744	$45,394
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment. The Company reports revenues earned from its debt purchasing and collection activities and its fee-based services. It is impracticable for the Company to report further breakdowns of revenues from external customers by product or service.
Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are funds held on the behalf of others arising from the collection of accounts placed with the Company. The balance of the funds held on behalf of others was $3.8 million and $3.9 million at December 31, 2016 and 2015, respectively; there is an offsetting liability that is included in "Other liabilities" on the accompanying consolidated balance sheets.
Concentrations of credit risk: Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash, investments and finance receivables.
Accumulated other comprehensive income/(loss): The Company records unrealized gains and losses on certain available-for-sale investments and foreign currency translation adjustments in other comprehensive income. Unrealized gains and losses on available for sale investments are reclassified to earnings as the gains or losses are realized upon sale of the securities. Translation gains or losses on foreign currency translation adjustments are reclassified to earnings upon the substantial sale or liquidation of investments in foreign operations.
Investments: The Company accounts for its investments under the guidance of ASC Topic 320-10, "Investments-Debt and Equity Securities" ("ASC 320-10"). The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are stated at amortized cost. Available for sale securities are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders' equity. If the fair value of the investment falls below its carrying amount and the decline is deemed to be other than temporary, the investment is written down, with a corresponding charge to earnings.
Finance receivables and income recognition: The Company accounts for its investment in finance receivables under the guidance of ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). The Company acquires portfolios of accounts that have experienced deterioration of credit quality between origination and the Company's acquisition of the accounts. The amount paid for a portfolio reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to an account's contractual terms. At acquisition, the Company reviews the accounts to determine whether there is evidence of deterioration of credit quality since origination, and if it is probable that the Company will be unable to collect all amounts due according to the loan's contractual terms. If both conditions exist, the Company then determines whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows (expected at acquisition) for each acquired portfolio based on the Company's proprietary models, and the Company subsequently aggregates portfolios of accounts into pools. The Company determines the excess of the pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the pool's cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining estimated life of the pool (accretable yield). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows, based on the Company's estimates derived from proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet.
Each pool is recorded at cost and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a pool is established for a calendar quarter, individual receivable accounts are not added to the pool

PRA Group, Inc.
Notes to Consolidated Financial Statements

(unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows. Income on finance receivables is accrued quarterly based on each pool's effective yield. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a pool's remaining life. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are below previous expectations, the carrying value of a pool would be written down to maintain the then current yield and is shown as a reduction in revenue in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables, net, on the consolidated balance sheets. Cash flows greater than the interest accrual will reduce the carrying value of the pool. This reduction in carrying value is defined as payments applied to principal (also referred to as principal amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, the Company does not record accretion in the first six to twelve months of the estimated life of the pool; accordingly, the Company utilizes either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the pool, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. The Company also uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably estimated.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
Goodwill and intangible assets: Goodwill, in accordance with ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"), is not amortized but rather is reviewed for impairment annually or more frequently if indicators of potential impairment exist. The Company performs its annual assessment as of October 1. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income approach, which uses present value techniques, and the market approach, which uses market multiples from comparable transactions where the acquisition target has similar operating and investment characteristics to the reporting unit. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. See Note 5 for additional information.
Convertible senior notes: The Company accounts for its 3.00% Convertible Senior Notes due 2020 (the "Notes") in accordance with ASC 470-20, "Debt with Conversion and Other Options" ("ASC 470-20"). ASC 470-20 requires that, for convertible debt instruments that must be settled fully or partially in cash upon conversion, issuers must separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component, using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification under ASC 815-40, "Derivatives and Hedging - Contracts in Entity's Own Equity." Transaction costs incurred with third parties are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.
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
The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense when positions are not met.

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
For domestic income tax purposes, the Company recognizes revenue using the cost recovery method with respect to the Company's nonperforming loan purchasing business. The Company believes cost recovery to be an acceptable method for purchasers of nonperforming loans. Under the cost recovery method, collections on finance receivables are applied first to principal to reduce the finance receivables to zero before any income is recognized.
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
Significant estimates have been made by management with respect to the timing and amount of future cash collections of the Company's finance receivables portfolios. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur within one year.
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
Recent accounting pronouncements: In May 2014, FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company believes that the revenue it classifies as Fee Income is within the scope of this standard. The Company's fee income consists of revenue generated by its Claims Compensation Bureau, LLC ("CCB"), PRA Location Services, LLC ("PLS"), and PRA Government Services, LLC ("PGS") subsidiaries. Based on the

PRA Group, Inc.
Notes to Consolidated Financial Statements

Company's evaluation, the Company does not believe the new standard will impact the accounting for its CCB and PLS revenue. The Company sold its PGS business in January 2017.
In June 2014, FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2014-12 in the first quarter of 2016 which had no material impact on its Consolidated Financial Statements.
In August 2014, FASB issued ASU 2014-15, "Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company adopted ASU 2014-15 during the fourth quarter of 2016 which did not have an impact on its Consolidated Financial Statements.
In February 2015, FASB issued ASU 2015-02, "Consolidation (Topic 810), Amendments to the Consolidation Analysis" ("ASU 2015-02"). The amendments under the new guidance modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted ASU 2015-02 in the first quarter of 2016 which had no material impact on its Consolidated Financial Statements.
In April 2015, FASB issued ASU 2015-03, "Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis. The Company adopted ASU 2015-03 in the first quarter of 2016. Upon adoption, the Company reclassified its debt issuance costs from "Other assets" to "Borrowings" in its Consolidated Balance Sheets, which did not have a material impact on its Consolidated Financial Statements.
In April 2015, FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"). ASU 2015-05 provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company prospectively adopted ASU 2015-05 in the first quarter of 2016, which had no material impact on its Consolidated Financial Statements.
In January 2016, FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), which provides new guidance on the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted only for certain provisions. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements.
In February 2016, FASB issued ASU 2016-02, "Leases (Topic 842) Section A - Leases: Amendments to the FASB Account Standards Codification" ("ASU 2016-02"). ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. It is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements. The Company currently discloses approximately $48.4 million in operating lease obligations in its lease commitments footnote (Note 4) and will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. The Company does not plan to adopt the standard early.
In March 2016, FASB issued ASU 2016-06, "Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments" ("ASU 2016-06"). Topic 815 requires that embedded derivatives be separated from the host contract and accounted

PRA Group, Inc.
Notes to Consolidated Financial Statements

for separately as derivatives if certain criteria are met, including the "clearly and closely related" criterion. ASU 2016-06 clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments in ASU 2016-06 apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. For public entities, this update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements.
In March 2016, FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The guidance eliminates additional paid in capital ("APIC") pools and requires companies to recognize all excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled. It also addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. Further, the new guidance eliminates the requirement to estimate forfeitures during the vesting period. Instead, companies can elect to account for actual forfeitures as they occur and record any previously unrecognized compensation expense for estimated forfeitures up to the period of adoption as a retrospective adjustment to beginning retained earnings. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company will adopt ASU 2016-09 in the first quarter of 2017 and does not expect the adoption will have a material impact on its Consolidated Financial Statements.
In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13"). ASU 2016-13 requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. This ASU supersedes ASC Topic 310-30, which the Company currently follows to account for revenue on its finance receivables. This ASU could have a significant impact on how the Company measures and records revenue on its finance receivables. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements.
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
In October 2016, the FASB issued ASU 2016-16, "Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements
In January 2017, FASB issued "Business Combinations - Clarifying the Definition of a Business (Topic 805)" ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is expected to reduce the number of transactions that need to be further evaluated as businesses. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for certain types of transactions. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The Company does not expect that any other recently issued accounting pronouncements will have a material effect on its Consolidated Financial Statements.
2. Finance Receivables, net:
Changes in finance receivables, net, for the years ended December 31, 2016 and 2015, were as follows (amounts in thousands):

	2016	2015
Balance at beginning of year	$2,202,113	$2,001,790
Acquisitions of finance receivables (1)	938,273	954,954
Cash collections applied to principal	(746,867)	(674,373)
Foreign currency translation adjustment	(85,550)	(80,258)
Balance at end of year	$2,307,969	$2,202,113
(1) Acquisitions of finance receivables are net of buybacks and include certain capitalized acquisition related costs. They also includes the acquisition date finance receivable portfolios that are acquired in connection with certain business acquisitions.
During the year ended December 31, 2016, the Company purchased finance receivable portfolios with a face value of $10.5 billion for $0.9 billion. During the year ended December 31, 2015, the Company purchased finance receivable portfolios with a face value of $6.9 billion for $1.0 billion. At December 31, 2016, the estimated remaining collections ("ERC") on the receivables purchased during the years ended December 31, 2016 and 2015 were $1.4 billion and $1.2 billion, respectively. At December 31, 2016 and 2015, the total ERC was $5.05 billion and $5.01 billion, respectively.
At the time of acquisition and each quarter thereafter, the life of each pool is estimated based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, cash collections expected to be applied to principal are estimated to be as follows for the years ending December 31, (amounts in thousands):

2017	$633,565
2018	541,874
2019	419,322
2020	308,356
2021	211,759
2022	93,723
2023	46,230
Thereafter	53,140
Total ERC expected to be applied to principal	$2,307,969
At December 31, 2016 and 2015, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $105.5 million and $21.0 million, respectively.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary buying models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the increase in the Company's estimate of future cash flows. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the decrease in the Company's estimates of future cash flows and allowance charges that together exceed the increase in the Company's estimate of future cash flows.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Changes in accretable yield for the years ended December 31, 2016 and 2015 were as follows (amounts in thousands):

	2016	2015
Balance at beginning of year	$2,727,204	$2,513,185
Income recognized on finance receivables, net	(745,119)	(865,122)
Additions from portfolio purchases	720,638	756,628
Reclassifications from nonaccretable difference	41,056	502,665
Foreign currency translation adjustment	(3,773)	(180,152)
Balance at end of year	$2,740,006	$2,727,204
The following is a summary of activity within the Company's valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	2016	2015	2014
Beginning balance	$114,861	$86,166	$91,101
Allowance charges	100,202	31,974	8,010
Reversal of previous recorded allowance charges	(1,723)	(2,605)	(12,945)
Net allowance charges/(reversals)	98,479	29,369	(4,935)
Foreign currency translation adjustment	(1,875)	(674)	—
Ending balance	$211,465	$114,861	$86,166
3. Investments:
Investments consisted of the following at December 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Available-for-sale
Securitized assets	$—	$4,649
Government bonds and fixed income funds	2,138	3,405
Held-to-maturity
Securitized assets	51,407	50,247
Other investments
Private equity funds	14,998	15,498
Total investments	$68,543	$73,799
Available-for-Sale
Investments in securitized assets: The Company holds a majority interest in a closed-end Polish investment fund. The fund was formed in December 2014 to acquire portfolios of nonperforming consumer loans in Poland. The Company's investment consists of a 100% interest of the Series B certificates and a 20% interest of the Series C certificates. Each certificate comes with one vote and is governed by a co-investment agreement. Series C certificates, which share equally in the residual profit of the fund, are accounted for as debt securities classified as available-for-sale and are stated at fair value. There was no revenue recorded in 2016 or 2015 from the Series C investment. During 2016, the net portfolio collections on the Company's investments in the closed-end Polish investment fund significantly underperformed expectations. As a result, in 2016 the Company recorded an other-than-temporary impairment charge of $5.8 million.
Government bonds and fixed income funds: The Company's investments in government bonds and fixed income funds are classified as available-for-sale and are stated at fair value. Fair value is estimated using the quoted price of the investment. Unrealized gains and losses are included in other comprehensive income and reported in equity.
Held-to-Maturity
Investments in securitized assets: The Company holds a majority interest in a closed-end Polish investment fund. The Company's 100% interest in the Fund's Series B certificates, which provide a preferred return based on the expected net income of the portfolios, are accounted for as a beneficial interest in securitized financial assets and stated at amortized cost. The Company

PRA Group, Inc.
Notes to Consolidated Financial Statements

has determined it has the ability and intent to hold these certificates until maturity, which occurs when the fund terminates or liquidates its assets. The preferred return is not a guaranteed return. Income is recognized under FASB ASC Topic 325-40, "Beneficial Interest in Securitized Financial Assets" ("ASC 325-40"). Income is recognized using the effective yield method. The Company adjusts the yield for changes in estimated cash flows prospectively through earnings.
The underlying securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments. Accordingly, it is difficult to accurately predict the final maturity date of these investments. Revenues recognized on these investments are recorded in the Other Revenue line item in the income statement and were $6.1 million for the year ended December 31, 2016 compared to $6.4 million for the year ended December 31, 2015.
Other Investments
Investments in private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 3% interest and are carried at cost. Distributions received from the partnerships are included in other revenue. Distributions received in excess of the Company's proportionate share of accumulated earnings are applied as a reduction of the cost of the investment. Distributions received from investments carried at cost were $2.7 million and $7.8 million for 2016 and 2015, respectively.
The amortized cost and estimated fair value of available-for sale and held-to-maturity investments at December 31, 2016 and 2015 were as follows (amounts in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds and fixed income funds	$2,161	$—	$23	$2,138
Held-to-maturity
Securitized assets	51,407	4,147	—	55,554

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Securitized assets	$5,855	$—	$1,206	$4,649
Government bonds and fixed income funds	3,405	—	—	3,405
Held-to-maturity
Securitized assets	50,247	5,366	—	55,613
4. Operating Leases:
The Company leases office space and equipment under operating leases. Rental expense was $12.3 million, $11.3 million and $8.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Future minimum lease payments for operating leases at December 31, 2016, are as follows for the years ending December 31, (amounts in thousands):

2017	$10,965
2018	9,086
2019	7,428
2020	5,868
2021	4,282
Thereafter	10,789
Total future minimum lease payments	$48,418

PRA Group, Inc.
Notes to Consolidated Financial Statements

5. Goodwill and Intangible Assets, net:
In connection with the Company's previous business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets resulting from these acquisitions include client and customer relationships, non-compete agreements, trademarks and technology. The Company performs an annual review of goodwill as of October 1 or more frequently if indicators of impairment exist. The Company performed an annual review of goodwill as of October 1, 2016, and concluded that no goodwill impairment was necessary.
The following table represents the changes in goodwill for the years ended December 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Balance at beginning of period:
Goodwill	$501,553	$533,842
Accumulated impairment loss	(6,397)	(6,397)
	495,156	527,445
Changes:
Acquisitions	28,792	38,489
Foreign currency translation adjustment	5,646	(70,778)
Reclassifications to assets held for sale	(29,683)	—
Net change in goodwill	4,755	(32,289)

Balance at end of period:
Goodwill	506,308	501,553
Accumulated impairment loss	(6,397)	(6,397)
	$499,911	$495,156
The $28.8 million addition to goodwill due to business acquisitions in 2016 was mainly attributable to the acquisition of DTP during the second quarter of 2016 and the acquisition of Recovery Management Systems Corporation ("RMSC") in the first quarter of 2016. The goodwill recognized from the DTP acquisition is not expected to be deductible for U.S. income tax purposes while the goodwill recognized from the RMSC acquisition is expected to be deductible for U.S. income tax purposes.
The $38.5 million addition to goodwill due to business acquisitions in 2015 was mainly attributable to the acquisition of RCB. The acquired goodwill is not deductible for U.S. income tax purposes.
Intangible assets, excluding goodwill, consisted of the following at December 31, 2016 and 2015 (amounts in thousands):

	2016		2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Client and customer relationships	$35,936	$13,455	$47,674	$28,064
Non-compete agreements	1,412	667	858	119
Trademarks	3,315	988	4,367	2,038
Technology	3,102	720	1,211	101
Total	$43,765	$15,830	$54,110	$30,322
The Company amortizes the intangible assets over the estimated useful lives. Total amortization expense for the years ended December 31, 2016, 2015 and 2014 was $6.2 million, $3.7 million and $4.8 million, respectively. The Company reviews these intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and the carrying amount exceeds its fair value.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The future amortization of these intangible assets is estimated to be as follows as of December 31, 2016 for the following years ending December 31, (amounts in thousands):

2017	$4,793
2018	4,390
2019	4,143
2020	3,635
2021	2,666
Thereafter	8,308
Total	$27,935
6. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	December 31, 2016	December 31, 2015
North American revolving credit	$695,088	$541,799
Term loans	430,764	170,000
Note payable	—	169,938
European revolving credit	401,780	576,433
Convertible senior notes	287,500	287,500
Less: Debt discount and issuance costs	(31,031)	(28,541)
Total	$1,784,101	$1,717,129
The following principal payments are due on the Company's borrowings at December 31, 2016 for the years ending December 31, (amounts in thousands):

2017	$217,285
2018	10,000
2019	10,000
2020	895,303
2021	682,544
Thereafter	—
Total	$1,815,132
The Company believes it was in compliance with the covenants of its financing arrangements as of December 31, 2016 and 2015.
North American Revolving Credit and Term Loan
On December 19, 2012, the Company entered into a credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (such agreement as later amended or modified, the "North American Credit Agreement"). The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $948.0 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $150.0 million term loan, (ii) a $748 million domestic revolving credit facility, and (iii) a $50 million Canadian revolving credit facility. The facility includes an optional increase in commitments for a $125.0 million accordion feature (at the option of the lenders) and also provides for up to $20 million of letters of credit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the North American Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (b) Bank of America's prime rate, or (c) the Eurodollar rate plus 1.00%. Of the $948.0 million total principal amount of the credit facility, $216.3 million matures on December 19, 2017, and the remainder matures on the earlier of December 21, 2020 or 91 days prior to the maturity of the Notes. As of December 31, 2016, the unused portion of the North American Credit Agreement was $102.9 million. Considering borrowing base restrictions, as of December 31, 2016, the amount available to be drawn was $78.0 million.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The North American Credit Agreement is secured by a first priority lien on substantially all of the Company's domestic and Canadian assets. The North American Credit Agreement, as amended and modified, contains restrictive covenants and events of default including the following:

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

•	the Company must maintain positive consolidated income from operations (as defined in the North American Credit Agreement) during any fiscal quarter; and

•	restrictions on changes in control.
The revolving credit facility also bears an unused line fee of 0.375% per annum, payable quarterly in arrears.
Information on the outstanding balances and weighted average interest rates by type of borrowing under the credit facility as of December 31, 2016 and 2015 is as follows (dollar amounts in thousands):

	2016		2015
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Term loan	$150,000	3.27%	$170,000	2.92%
Revolving facility	$695,088	3.28%	$541,799	2.89%
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
European Revolving Credit Facility and Term Loan
On October 23, 2014, the Company entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (such agreement as later amended or modified, "the European Credit Agreement"). Under the terms of the European Revolving Credit Agreement, the credit facility includes an aggregate amount of $1.2 billion (subject to the borrowing base), of which approximately $300 million is a term loan, accrues interest at the Interbank Offered Rate ("IBOR") plus 2.80%-3.90% under the revolving facility and 4.25%-4.50% under the term loan facility (as determined by the loan-to-value ratio ("LTV Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.26% per annum, of 35% of the margin, payable monthly in arrears, and matures on February 19, 2021. The European Credit Agreement also includes an Overdraft Facility in the aggregate amount of $40 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per annum, payable quarterly in arrears, and also matures February 19, 2021. As of December 31, 2016, the unused portion of the European Credit Agreement (including the Overdraft Facility) was $538.2 million. Considering borrowing base restrictions and other covenants, as of December 31, 2016, the amount available to be drawn under the European Credit Agreement (including the Overdraft Facility) was $126.0 million.
The European Credit Agreement is secured by the shares of most of the Company's European subsidiaries and by all intercompany loan receivables in Europe. The European Credit Agreement contains restrictive covenants and events of default including the following:

•	the LTV Ratio (as defined in the European Credit Agreement) cannot exceed 75%;

•	the GIBD Ratio (as defined in the European Credit Agreement) cannot exceed 3.5 to 1.0 as of the end of any fiscal quarter until March 31, 2017 and 3.25 to 1.0 thereafter;

•	interest bearing deposits in AK Nordic AB cannot exceed SEK 1,500,000,000;

•	PRA Europe's cash collections must exceed 95% of PRA Europe's ERC for the same set of portfolios, measured on a quarterly basis.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Information on the outstanding balances and weighted average interest rates by type of borrowing under the credit facility as of December 31, 2016 and 2015 is as follows (dollar amounts in thousands):

	2016		2015
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Term loan	$280,764	4.25%	$—	—%
Revolving facility	$401,780	4.06%	$576,433	3.64%
Convertible Senior Notes
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of the Notes. The Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "Indenture") between the Company and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are senior unsecured obligations of the Company. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. Prior to February 1, 2020, the Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the Notes will be convertible at any time. The Company does not have the right to redeem the Notes prior to maturity. As of December 31, 2016 and 2015, none of the conditions allowing holders of the Notes to convert their Notes had occurred.
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
The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	December 31, 2016	December 31, 2015
Liability component - principal amount	$287,500	$287,500
Unamortized debt discount	(17,930)	(22,402)
Liability component - net carrying amount	$269,570	$265,098
Equity component	$31,306	$31,306
The debt discount is amortized into interest expense over the remaining life of the Notes using the effective interest rate, which is 4.92%.
Interest expense related to the Notes was as follows for the years ended December 31, 2016 and 2015 (amounts in thousands):

	2016	2015	2014
Interest expense - stated coupon rate	$8,625	$8,625	$8,625
Interest expense - amortization of debt discount	4,472	4,260	4,058
Total interest expense - convertible senior notes	$13,097	$12,885	$12,683

PRA Group, Inc.
Notes to Consolidated Financial Statements

7. Property and Equipment, net:
Property and equipment, at cost, consisted of the following as of December 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Software	$53,793	$62,198
Computer equipment	19,594	21,109
Furniture and fixtures	13,607	11,888
Equipment	12,065	12,874
Leasehold improvements	13,644	15,112
Building and improvements	7,323	7,235
Land	1,296	1,296
Accumulated depreciation and amortization	(82,578)	(86,318)
Property and equipment, net	$38,744	$45,394
Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2016, 2015 and 2014 was $18.2 million, $16.2 million and $13.6 million, respectively.
8. Fair Value:
As defined by ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values.
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
Financial Instruments Not Required To Be Carried at Fair Value
In accordance with the disclosure requirements of ASC Topic 825, "Financial Instruments" ("ASC 825"), the table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts in the table are recorded in the consolidated balance sheets at December 31, 2016 and December 31, 2015 (amounts in thousands):

PRA Group, Inc.
Notes to Consolidated Financial Statements

	December 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$94,287	$94,287	$71,372	$71,372
Held-to-maturity investments	51,407	55,554	50,247	55,613
Other investments	14,998	12,573	15,498	16,803
Finance receivables, net	2,307,969	2,708,582	2,202,113	2,704,432
Financial liabilities:
Interest-bearing deposits	76,113	76,113	46,991	46,991
Revolving lines of credit	1,096,868	1,096,868	1,118,232	1,118,232
Term loans	430,764	430,764	170,000	170,000
Note payable	—	—	169,938	169,938
Convertible senior notes	269,570	270,825	265,098	241,126
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
Other investments: This class of investments consists of private equity funds that invest primarily in loans and securities including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe, and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments can never be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The fair value of the Company's interest is calculated by the fund managers; accordingly, the Company estimates the fair value of these investments using Level 3 inputs. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over 1 to 4 years.
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
Note payable: The carrying amount approximates fair value due to the short-term nature of the loan terms and the observable quoted prices for similar instruments in active markets. Accordingly, the Company uses Level 2 inputs for its fair value estimates.
Convertible Senior Notes: The Notes are carried at historical cost, adjusted for the debt discount. The fair value estimates for these Notes incorporates quoted market prices which were obtained from secondary market broker quotes which were derived

PRA Group, Inc.
Notes to Consolidated Financial Statements

from a variety of inputs including client orders, information from their pricing vendors, modeling software, and actual trading prices when they occur. Accordingly, the Company uses Level 2 inputs for its fair value estimates.
Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at December 31, 2016 and 2015 (amounts in thousands):

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments	$2,138	$—	$—	$2,138
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	2,825	—	2,825

	Fair Value Measurements as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments	$3,405	$—	$4,649	$8,054
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	1,602	—	1,602
Available-for-sale investments: Fair value of the Company's investment in government bonds and fixed income funds is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
Fair value as of December 31, 2015 of the Company's investment in Series C certificates of a closed-end Polish investment fund is estimated using proprietary pricing models that the Company utilizes to make portfolio purchase decisions. Accordingly, the Company estimates the fair value of these available-for-sale investments using Level 3 inputs as there is little observable market data available and management is required to use significant judgment in its estimates. At December 31, 2016 and 2015 unrealized losses in other comprehensive income were $0.0 million and $1.2 million respectively.
Interest rate swap contracts: The estimated fair value of the interest rate swap contracts is determined by using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves and other factors. Accordingly, the Company uses Level 2 inputs for its fair value estimates.
9. Share-Based Compensation:
The Company has an Omnibus Incentive Plan (the "Plan") that is intended to assist the Company in attracting and retaining selected individuals to serve as employees and directors, who are expected to contribute to the Company's success and to achieve long-term objectives that will benefit stockholders of the Company. The Plan enables the Company to award shares of the Company's common stock to select employees and directors, as described in the Plan, not to exceed 5,400,000 shares as authorized by the Plan.
Total share-based compensation expense was $6.1 million, $16.3 million and $15.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Tax benefits resulting from tax deductions in excess of share-based compensation expense (windfall tax benefits) recognized under the provisions of ASC 718 are credited to additional paid-in capital. Realized tax shortfalls, if any, are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $2.7 million, $8.9 million and $10.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Nonvested Shares
As of December 31, 2016, total future compensation costs related to nonvested awards of nonvested shares (not including nonvested shares granted under the Long-Term Incentive Program ("LTI")), is estimated to be $5.2 million with a weighted average remaining life for all nonvested shares of 1.4 years. Grants made to key employees and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group. With the exception of the

PRA Group, Inc.
Notes to Consolidated Financial Statements

awards made pursuant to the LTI program and a few employee and director grants, the nonvested shares vest ratably generally over three to five years and are expensed over their vesting period.
The following summarizes all nonvested share transactions, excluding those related to the LTI program, from December 31, 2013 through December 31, 2016 (amounts in thousands, except per share amounts):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2013	226	$29.58
Granted	272	56.69
Vested	(155)	37.34
Canceled	(4)	50.41
December 31, 2014	339	47.34
Granted	100	53.29
Vested	(151)	42.15
Canceled	(4)	47.49
December 31, 2015	284	52.20
Granted	196	28.43
Vested	(117)	48.78
Canceled	(60)	51.71
December 31, 2016	303	$38.19
The total grant date fair value of shares vested, excluding those granted under the LTI program, during the years ended December 31, 2016, 2015 and 2014, was $5.7 million, $6.4 million and $5.8 million, respectively.
Long-Term Incentive Program
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company.
The following table summarizes all LTI share transactions from December 31, 2013 through December 31, 2016 (amounts in thousands, except per share amounts):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2013	434	$25.79
Granted at target level	111	49.60
Adjustments for actual performance	222	22.32
Vested	(279)	24.21
December 31, 2014	488	30.52
Granted at target level	132	52.47
Adjustments for actual performance	122	34.59
Vested	(252)	20.21
Canceled	(7)	40.05
December 31, 2015	483	42.80
Granted at target level	240	28.98
Adjustments for actual performance	(67)	34.59
Vested	(176)	34.59
Canceled	(55)	43.68
December 31, 2016	425	$39.57
The total grant date fair value of LTI shares vested during the years ended December 31, 2016, 2015 and 2014, was $6.1 million, $5.1 million and $6.8 million, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

At December 31, 2016, total future compensation costs, assuming the current estimated performance levels are achieved, related to nonvested share awards granted under the LTI program are estimated to be approximately $2.8 million. The Company assumed a 15.0% forfeiture rate for these grants and the remaining shares have a weighted average life of 1.1 years at December 31, 2016.
10. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average shares of the Company's common stock outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72, which did not occur during the period from which the Notes were issued on August 13, 2013 through December 31, 2016. Share-based awards that are contingent upon the attainment of performance goals are not included in the computation of diluted EPS until the performance goals have been attained. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that would be received upon assumed exercise.
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands, except per share amounts):

	2016			2015			2014
	Net income attributable to PRA Group, Inc.	Weighted average common shares	EPS	Net income attributable to PRA Group, Inc.	Weighted average common shares	EPS	Net income attributable to PRA Group, Inc.	Weighted average common shares	EPS
Basic EPS	$85,097	46,316	$1.84	$167,926	48,128	$3.49	$176,505	49,990	$3.53
Dilutive effect of nonvested share awards		72	(0.01)		277	(0.02)		431	(0.03)
Diluted EPS	$85,097	46,388	$1.83	$167,926	48,405	$3.47	$176,505	50,421	$3.50
There were no antidilutive options outstanding as of December 31, 2016, 2015 and 2014.
11. Derivatives:
The Company's activities are subject to various financial risks including market risk, currency and interest rate risk, credit risk, liquidity risk and cash flow risk. The Company's overall financial risk management program focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on the Company's financial performance. The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable-rate debt and their impact on earnings and cash flows. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the swap counterparty to assess the counterparty's ability to honor its obligation. Counterparty default would expose the Company to fluctuations in variable interest rates. Based on the guidance of ASC Topic 815 "Derivatives and Hedging" ("ASC 815"), the Company records derivative financial instruments at fair value in accrued expenses on the consolidated balance sheets.
The financing of portfolio investments is generally drawn in the same currencies as the underlying expected future cash flow from the portfolios. The interest rate risk related to the loans is reduced through the use of a combination of interest rate swaps in the euro, Great British pound, Norwegian kroner, Swedish kroner, and Polish zloty. At December 31, 2016 and 2015, approximately 57% and 42%, respectively, of the net borrowings of PRA Europe was hedged, reducing the related interest rate risk.
The Company's financial derivative instruments are not designated as hedging instruments under ASC 815 and therefore the gain or loss on such hedge and the change in fair value of the derivative is recorded as "interest expense" in the Company's consolidated financial statements. During the years ended December 31, 2016, 2015 and 2014, the Company recorded $2.8 million, $4.9 million and $1.8 million respectively, in interest expense related to its interest rate swaps in its consolidated income statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table sets forth the fair value amounts of the derivative instruments not designated as hedging instruments as of December 31, 2016 and 2015 (amounts in thousands):

	2016		2015
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest rate swap contracts	$—	$2,825	$—	$1,602
12. Stockholders' Equity:
On December 10, 2014, the Company's board of directors authorized a share repurchase program to purchase up to $100.0 million of the Company's outstanding shares of common stock. During the year ended December 31, 2015, the Company purchased 1,610,182 shares of its common stock under the plan at an average price of $53.10 per share, which represented the remaining shares allowed under the plan.
On October 22, 2015, the Company's board of directors authorized a new share repurchase program to purchase up to $125.0 million of the Company's outstanding shares of common stock. During the year ended December 31, 2015, the Company purchased 2,072,721 shares of its common stock under the new plan at an average price of $38.60 per share. No shares were purchased during the year ended December 31, 2016. At December 31, 2016, the maximum remaining purchase price for share repurchases under the plan was approximately $45.0 million.
13. Income Taxes:
The income tax expense/(benefit) recognized for the years ended December 31, 2016, 2015 and 2014 is comprised of the following (amounts in thousands):

	Federal	State	Foreign	Total
For the year ended December 31, 2016:
Current tax expense	$38,986	$5,037	$20,868	$64,891
Deferred tax expense/(benefit)	(7,350)	575	(14,925)	(21,700)
Total income tax expense	$31,636	$5,612	$5,943	$43,191
For the year ended December 31, 2015:
Current tax expense	$62,869	$9,399	$25,692	$97,960
Deferred tax expense/(benefit)	2,887	(600)	(10,856)	(8,569)
Total income tax expense	$65,756	$8,799	$14,836	$89,391
For the year ended December 31, 2014:
Current tax expense	$57,336	$8,823	$5,342	$71,501
Deferred tax expense	30,319	4,717	17,971	53,007
Total income tax expense	$87,655	$13,540	$23,313	$124,508
A reconciliation of the Company's expected tax expense at the statutory federal tax rate to actual tax expense for the years ended December 31, 2016, 2015 and 2014 is as follows (amounts in thousands):

	2016	2015	2014
Income tax expense at statutory federal rates	$46,929	$90,133	$105,355
State tax expense, net of federal tax benefit	3,696	5,719	8,565
Foreign taxable translation	(67)	(708)	8,199
Foreign rate difference	(7,772)	(8,787)	90
Penalties	163	2,819	—
Acquisition expenses	31	234	2,169
Other	211	(19)	130
Total income tax expense	$43,191	$89,391	$124,508

PRA Group, Inc.
Notes to Consolidated Financial Statements

The Company recognized a net deferred tax liability of $229.9 million and $248.4 million as of December 31, 2016 and 2015, respectively. The components of the net deferred tax liability are as follows (amounts in thousands):

	2016	2015
Deferred tax assets:
Employee compensation	$9,120	$13,845
Net operating loss carryforward	48,298	39,080
Accrued liabilities	5,136	8,429
Interest	10,596	10,664
Finance receivable revenue recognition - international	8,274	—
Other	6,154	3,843
Total deferred tax asset	87,578	75,861
Deferred tax liabilities:
Depreciation expense	7,610	5,276
Intangible assets and goodwill	10,625	7,039
Convertible debt	6,955	8,653
Finance receivable revenue recognition - international	—	2,063
Finance receivable revenue recognition - domestic	239,337	251,733
Other	893	4,204
Total deferred tax liability	265,420	278,968
Net deferred tax liability before valuation allowance	177,842	203,107
Valuation allowance	52,021	45,323
Net deferred tax liability	$229,863	$248,430
A valuation allowance for deferred tax assets is recognized and charged to earnings in the period such determination is made, if it is determined that it is more likely than not that the deferred tax asset will not be realized. If the Company subsequently realized deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. The determination for a valuation allowance is made on a jurisdiction by jurisdiction basis. At December 31, 2016 and 2015, the valuation allowance, relating mainly to net operating losses, capital losses and deferred interest expense in Norway, Brazil, UK, and Luxembourg, was $52.0 million and $45.3 million, respectively. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
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
If the Company is unsuccessful in the Tax Court and any potential appeals, it may be required to pay the related deferred taxes, and possibly interest and penalties. At December 31, 2016 and 2015 deferred tax liabilities related to this item were $239.3 million and $251.7 million, respectively. Any adverse determination on this matter could result in the Company amending state tax returns for prior years, increasing its taxable income in those states. The Company files tax returns in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. At December 31, 2016 and 2015 the Company's estimate of the potential federal and state interest was $112.0 million and $91.0 million, respectively.
ASC 740 requires the recognition of interest if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. The

PRA Group, Inc.
Notes to Consolidated Financial Statements

Company believes it has sufficient support for the technical merits of its position and that it is more likely than not this position will be sustained. Accordingly, the Company has not accrued for interest or penalties on any of its tax positions, including the cost recovery matter.
At December 31, 2016, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2005 through 2012 tax years are suspended until a decision of the Tax Court becomes final.
As of December 31, 2016, the cumulative unremitted earnings of the Company's foreign subsidiaries are approximately $3.2 million. The Company intends for predominantly all foreign earnings to be indefinitely reinvested in its foreign operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these indefinitely reinvested earnings.
The Company's foreign subsidiaries had $3.7 million and $1.7 million of net operating loss carryforwards net of valuation allowances as of December 31, 2016 and 2015, respectively. Most of the net operating losses do not expire under local law and the remaining jurisdictions allow for a 7 to 20 year carryforward period.
14. Commitments and Contingencies:
Employment Agreements:
The Company has employment agreements, most of which expire on December 31, 2017, with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as bonuses which are based on the attainment of specific management goals. As of December 31, 2016, estimated future compensation under these agreements was approximately $12.9 million. The agreements also contain confidentiality and non-compete provisions. Outside the United States, employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $12.9 million total above.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at December 31, 2016 totaled approximately $48.4 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at December 31, 2016 was approximately $302.6 million.
Finance Receivables:
Certain agreements for the purchase of finance receivables portfolios contain provisions that may, in limited circumstances, require the Company to refund a portion or all of the collections subsequently received by the Company on particular accounts. The potential refunds as of the balance sheet date are not considered to be significant.
Litigation and Regulatory Matters:
The Company is from time to time subject to routine legal claims, proceedings and regulatory matters, most of which are incidental to the ordinary course of its business. The Company initiates lawsuits against customers and is occasionally countersued by them in such actions. Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against the Company in which they allege that the Company has violated a state or federal law in the process of collecting on an account. From time to time, other types of lawsuits are brought against the Company. Additionally, the Company receives subpoenas and other requests or demands for information from regulators or governmental authorities who are investigating the Company's debt collection activities. The Company evaluates and responds appropriately to such requests. The Company accrues for potential liability arising from legal proceedings and regulatory matters when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. This determination, along with the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued, is based upon currently available information for those proceedings in which the Company is involved, taking into account the Company's best estimate of such

PRA Group, Inc.
Notes to Consolidated Financial Statements

losses for those cases for which such estimates can be made. The Company's estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the number of unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims), and the related uncertainty of the potential outcomes of these proceedings. In making determinations of the likely outcome of pending litigation, the Company considers many factors, including, but not limited to, the nature of the claims, the Company's experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative mechanisms, the matter's current status and the damages sought or demands made. Accordingly, the Company's estimate will change from time to time, and actual losses could be more than the current estimate. For certain matters, the Company does not believe that an estimate can currently be made.
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at December 31, 2016, excluding the potential interest associated with the IRS matter described below, is not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities. The Company has not recorded any potential recoveries under the Company's insurance policies or third-party indemnities as of December 31, 2016.
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
Internal Revenue Service Audit
The IRS examined the Company's 2005 through 2012 tax returns and has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its position, and believes cost recovery to be an acceptable tax revenue recognition method for the Company's industry. The Company has received Notices of Deficiency for tax years ended December 31, 2005 through 2012. The proposed deficiencies relate to the cost recovery method of tax accounting for finance receivables. In response to the notices, the Company filed petitions in the Tax Court challenging the deficiencies. On July 10, 2015 and July 21, 2015, the IRS filed Motions for Summary Judgment for tax years 2008 through 2012 and 2005 through 2007, respectively. On November 12, 2015, the Tax Court denied the IRS's Motions for Summary Judgment and set this matter for trial to begin on September 19, 2016. On July 5, 2016, the Tax Court granted the IRS’s Motion for Continuance filed on June 28, 2016. On July 14, 2016, the Tax Court set the trial to begin on May 15, 2017. If the Company is unsuccessful in the Tax Court and any potential appeals, it may ultimately be required to pay the related deferred taxes, and possibly interest and penalties. Deferred tax liabilities related to this item were $239.3 million at December 31, 2016. Any adverse determination on this matter could result in the Company amending state tax returns for prior years, increasing its taxable income in those states. The Company files tax returns in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. The Company's estimate of the potential federal and state interest was $112.0 million as of December 31, 2016, which has not been accrued.
Portfolio Recovery Associates, LLC v. Guadalupe Mejia
On May 11, 2015, an unfavorable jury verdict was delivered against the Company in a matter pending in Jackson County, Missouri. The jury awarded Guadalupe Mejia $251,000 in compensatory damages and $82,009,549 in punitive damages for her counter-claim against the Company, alleging malicious prosecution and impermissible collection practices. The Company believed

PRA Group, Inc.
Notes to Consolidated Financial Statements

that the verdict and magnitude of the award were erroneous and appealed the award. In February 2017, the parties reached a settlement in principle to resolve the matter. The Company had fully accrued for the settlement amount as of December 31, 2016.
15. Retirement Plans:
The Company sponsors defined contribution plans both in the United States and Europe. The U.S. plan is organized as a 401(k) plan under which all employees over eighteen years of age are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to IRS limitations, after completing six months of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee's salary. For the defined contribution plans in Europe, the Company pays contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. Total compensation expense related to the Company's contributions was $3.8 million, $4.3 million, and $2.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
16. Redeemable Noncontrolling Interest:
With the acquisition of DTP in 2016, the Company acquired a 20% owned Polish securitization fund (the "Fund"). Under ASC 810-10, the Company has determined that it has control over this Fund and as such has fully consolidated the financial statements of the Fund. The redeemable noncontrolling interest amount is separately stated on the consolidated balance sheets and represents the 80% interest not owned by the Company. In addition, net income attributable to the redeemable noncontrolling interest is stated separately in the consolidated income statements for 2016. The noncontrolling shareholders of the Fund have the right, at certain times, to require the Company to redeem their ownership interest in those entities at a multiple of EBITDA. The noncontrolling interests subject to these arrangements are included in temporary equity as redeemable noncontrolling interests, and are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to additional paid-in capital. Future reductions in the carrying amounts are subject to a "floor" amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded. The recorded value of the redeemable noncontrolling interests cannot go below the floor level. These adjustments do not affect the calculation of earnings per share.
17. Assets and Liabilities Held for Sale:
As part of the Company’s strategy to focus on businesses with greater global growth potential, the Company decided in the fourth quarter of 2016 to sell its government services businesses: PRA Government Services, LLC; MuniServices, LLC; and PRA Professional Services, LLC. The assets and liabilities of the businesses that will be sold were reflected as assets and liabilities held for sale and consist of the following at December 31, 2016 (amounts in thousands):

December 31, 2016
Other receivables, net	$8,133
Property and equipment, net	3,227
Goodwill	29,683
Intangible assets, net	1,776
Other assets	424
Assets held for sale	$43,243

Accrued expenses	$4,220
Liabilities held for sale	$4,220
On January 24, 2017, the Company completed the sale of its government services businesses for $91.5 million in cash plus additional consideration for certain balance sheet items. The impact of the transaction will be included in the financial results for the first quarter of 2017. The gain on sale before income taxes is expected to be approximately $47.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment under this framework, management has determined that, our internal control over financial reporting was effective as of December 31, 2016. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2016, which is included herein.
Scope of Management’s Report on Internal Control over Financial Reporting. During the second quarter of 2016, we completed the DTP acquisition. As permitted, due to the recent date of the acquisition, DTP is excluded from the scope of management’s assessment of internal control over financial reporting. As of December 31, 2016, DTP represents approximately 2.2% of total assets and 0.6% of total revenue reflected in our Consolidated Financial Statements as of and for the year ended December 31, 2016.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PRA Group, Inc.:
We have audited PRA Group, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PRA Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on PRA Group, Inc.'s internal control over financial reporting based on our audit.
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
In our opinion, PRA Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
PRA Group, Inc. acquired 100% of the shares of DTP S.A. (DTP) during 2016, and management excluded from its assessment of the effectiveness of PRA Group, Inc.’s internal control over financial reporting as of December 31, 2016, DTP’s internal control over financial reporting associated with approximately 2.2% of total assets and 0.6% of total revenues reflected in the consolidated financial statements of PRA Group, Inc. and subsidiaries as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of PRA Group, Inc. also excluded an evaluation of the internal control over financial reporting of DTP.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PRA Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated income statements, and statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Norfolk, Virginia
February 28, 2017

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the sections labeled "Executive Officers of the Registrant," "Security Ownership of Management and Directors," "Board of Directors," "Corporate Governance," "Committees of the Board of Directors" and "Report of the Audit Committee" in our definitive Proxy Statement for use in connection with the Company's 2017 Annual Meeting of Stockholders (the "Proxy Statement").
Item 11. Executive Compensation.
The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation Discussion and Analysis" and "Compensation Committee Report" in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.
The information required by Item 12 is incorporated herein by reference to the section labeled "Security Ownership of Management and Directors" in the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is incorporated herein by reference to the sections labeled "Policies for Approval of Related Party Transactions" and "Director Independence" in the Proxy Statement.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 is incorporated herein by reference to the section labeled "Fees Paid to KPMG LLP" in the Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements.
The following financial statements are included in Item 8 of this Form 10-K:

(b)	Exhibits.

2.1
Equity Exchange Agreement between Portfolio Recovery Associates, L.L.C. and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 2.1 of Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-99225) filed on October 30, 2002).

3.1	Fourth Amended and Restated Certificate of Incorporation of PRA Group, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 000-50058) filed on October 29, 2014).

3.2	Amended and Restated By-Laws of PRA Group, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 000-50058) filed on May 22, 2015).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-99225) filed on October 15, 2002).

4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-99225) filed on October 30, 2002).

4.3
Indenture dated August 13, 2013 between Portfolio Recovery Associates, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on August 14, 2013).

10.1*
Employment Agreement, dated December 19, 2014, by and between Steven D. Fredrickson and Portfolio Recovery Associates, Inc. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on January 5, 2015).

10.2*
Employment Agreement, dated December 19, 2014, by and between Kevin P. Stevenson and PRA Group, Inc. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-50058) filed on January 5, 2015).

10.3*
Employment Agreement, dated December 19, 2014, by and between Michael J. Petit and PRA Group, Inc. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 000-50058) filed on January 5, 2015).

10.4*	Separation and Release Agreement, dated December 29, 2016, by and between Michael J. Petit and PRA Group, Inc. (filed herewith).

10.5*
Employment Agreement, dated December 19, 2014, by and between Christopher Graves and PRA Group, Inc. (Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 000-50058) filed on January 5, 2015).

10.6*
Employment Agreement, dated June 21, 2016, by and between Peter M. Graham and PRA Group, Inc.
(Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on June 22, 2016).

10.9
Credit Agreement dated as of December 19, 2012 by and among Portfolio Recovery Associates, Inc., Portfolio Recovery Associates, LLC, PRA Holding I, LLC, PRA Location Services, LLC, PRA Government Services, LLC, PRA Receivables Management, LLC, PRA Holding II, LLC, PRA Holding III, LLC, MuniServices, LLC, PRA Professional Services, LLC, PRA Financial Services, LLC, Bank of America, N.A. as administrative agent, swingline lender, and l/c issuer, Wells Fargo Bank, N.A. and SunTrust Bank as co-syndication agents, KeyBank, National Association, as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and SunTrust Robinson Humphrey, Inc. as joint lead arrangers and joint book managers, and the lenders named therein. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on December 20, 2012).

10.10	First Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on August 6, 2013).

10.11	Second Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on March 20, 2014).

10.12	Third Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on June 6, 2014).

10.13	Fourth Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on June 3, 2015).

10.14	Fifth Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on August 10, 2015).

10.15
Loan Modification Agreement and Seventh Amendment to the Credit Agreement dated as of December 19, 2012. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on March 30, 2016).

10.16	Multicurrency Revolving Credit Agreement dated as of October 23, 2014. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on October 29, 2014).

10.17
First Amendment to Multicurrency Revolving Credit Agreement dated as of October 23, 2014. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on June 16, 2015).

10.18
Second Amendment to Multicurrency Revolving Credit Agreement dated as of October 23, 2014. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on February 25, 2016).

10.19
Third Amendment and Restatement Agreement to the Multicurrency Revolving Credit Agreement, dated as of September 2, 2016, by and among PRA Group Europe Holding S.à r.l. and DNB Bank ASA. (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on November 7, 2016).

10.20
Lender Commitment Agreement dated as of August 21, 2013 by and among Portfolio Recovery Associates, Inc., and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on November 8, 2013).

10.21
Lender Joiner Agreement dated as of August 21, 2013, by and among Portfolio Recovery Associates, Inc., Bank of Hampton Roads, Heritage Bank, Union First Market and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on November 8, 2013).

10.22*	2013 Annual Bonus Plan (Incorporated by reference to the Proxy Statement on Schedule 14A (File No. 000-50058) filed on April 19, 2013).

10.23*	2013 Omnibus Incentive Plan (Incorporated by reference to the Proxy Statement on Schedule 14A (File No. 000-50058) filed on April 19, 2013).

10.24
Deed of Novation, Amendment and Restatement, dated May 5, 2014, by and between Geveran Trading Co. Ltd and Portfolio Recovery Associates, Inc., PRA Holding IV, LLC and Tekagel Invest 742 AS (Incorporated by reference to the to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on May 8, 2014).

10.25
Novated, Amended and Restated Sale and Purchase Agreement, dated May 5, 2014, for the Sale and Purchase of Aktiv Kapital AS (Incorporated by reference to the to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on May 8, 2014).

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

* Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

February 28, 2017	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

February 28, 2017	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints Steven D. Fredrickson and Peter M. Graham, his true and lawful attorneys-in-fact, with full power of substitution and resubstitution for him and on his behalf, and in his name, place and stead, in any and all capacities to execute and sign any and all amendments or post-effective amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof and the registrant hereby confers like authority on its behalf.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2017	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

February 28, 2017	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

February 28, 2017	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Director

February 28, 2017	By:	/s/ Vikram A. Atal
Vikram A. Atal
Director

February 28, 2017	By:	/s/ John H. Fain
John H. Fain
Director

February 28, 2017	By:	/s/ Penelope W. Kyle
Penelope W. Kyle
Director

February 28, 2017	By:	/s/ James A. Nussle
James A. Nussle
Director

February 28, 2017	By:	/s/ Geir Olsen
Geir Olsen
Director

February 28, 2017	By:	/s/ David N. Roberts
David N. Roberts
Director

February 28, 2017	By:	/s/ Scott M. Tabakin
Scott M. Tabakin
Director

February 28, 2017	By:	/s/ James M. Voss
James M. Voss
Director

February 28, 2017	By:	/s/ Lance L. Weaver
Lance L. Weaver
Director