Form 10-Q
period 2017-03-31
PRA GROUP INC
filed 2017-05-10
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑   NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☑   NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to h Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☑
The number of shares of the registrant's common stock outstanding as of May 4, 2017 was 46,438,952.

Part I. Financial Information
Item 1. Financial Statements

PRA Group, Inc.
Consolidated Balance Sheets
March 31, 2017 and December 31, 2016
(Amounts in thousands)

	(unaudited)
	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$82,110	$94,287
Investments	74,055	68,543
Finance receivables, net	2,366,880	2,307,969
Other receivables, net	17,684	11,650
Income taxes receivable	—	9,427
Net deferred tax asset	29,090	28,482
Property and equipment, net	38,024	38,744
Goodwill	506,240	499,911
Intangible assets, net	27,393	27,935
Other assets	32,373	33,808
Assets held for sale	—	43,243
Total assets	$3,173,849	$3,163,999
Liabilities and Equity
Liabilities:
Accounts payable	$3,924	$2,459
Accrued expenses	82,594	82,699
Income taxes payable	37,960	19,631
Net deferred tax liability	259,330	258,344
Interest-bearing deposits	78,792	76,113
Borrowings	1,708,687	1,784,101
Other liabilities	13,344	10,821
Liabilities held for sale	—	4,220
Total liabilities	2,184,631	2,238,388
Redeemable noncontrolling interest	8,515	8,448
Equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares, 0	—	—
Common stock, par value $0.01, authorized shares, 100,000, issued and outstanding shares, 46,439 at March 31, 2017; 100,000 authorized shares, 46,356 issued and outstanding shares at December 31, 2016	464	464
Additional paid-in capital	66,293	66,414
Retained earnings	1,097,534	1,049,367
Accumulated other comprehensive loss	(233,476)	(251,944)
Total stockholders' equity - PRA Group, Inc.	930,815	864,301
Noncontrolling interest	49,888	52,862
Total equity	980,703	917,163
Total liabilities and equity	$3,173,849	$3,163,999
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the three months ended March 31, 2017 and 2016
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Income recognized on finance receivables, net	$194,535	$206,507
Fee income	9,858	16,266
Other revenue	2,165	2,109
Total revenues	206,558	224,882
Operating expenses:
Compensation and employee services	68,468	66,765
Legal collection expenses	31,728	30,132
Agency fees	10,800	10,884
Outside fees and services	13,285	15,808
Communication	9,137	9,882
Rent and occupancy	3,783	3,796
Depreciation and amortization	5,215	6,070
Other operating expenses	10,885	10,651
Total operating expenses	153,301	153,988
Income from operations	53,257	70,894
Other income and (expense):
Gain on sale of subsidiaries	46,845	—
Interest expense	(21,257)	(19,959)
Foreign exchange gain/(loss)	2,179	(1,850)
Income before income taxes	81,024	49,085
Provision for income taxes	31,409	16,232
Net income	49,615	32,853
Adjustment for net income attributable to noncontrolling interest	1,448	870
Net income attributable to PRA Group, Inc.	$48,167	$31,983
Net income per common share attributable to PRA Group, Inc.:
Basic	$1.04	$0.69
Diluted	$1.03	$0.69
Weighted average number of shares outstanding:
Basic	46,406	46,243
Diluted	46,627	46,372
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended March 31, 2017 and 2016
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$49,615	$32,853
Other comprehensive income:
Change in foreign currency translation	14,823	36,694
Total comprehensive income	64,438	69,547
Comprehensive income attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	1,448	870
Change in foreign currency translation	(3,645)	3,968
Comprehensive (loss)/income attributable to noncontrolling interest	(2,197)	4,838
Comprehensive income attributable to PRA Group, Inc.	$66,635	$64,709
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statement of Changes in Equity
For the three months ended March 31, 2017
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2016	46,356	$464	$66,414	$1,049,367	$(251,944)	$52,862	$917,163
Components of comprehensive income:
Net income	—	—	—	48,167	—	1,888	50,055
Foreign currency translation adjustment	—	—	—	—	18,468	(4,152)	14,316
Distributions paid to noncontrolling interest	—	—	—	—	—	(710)	(710)
Vesting of nonvested shares	83	—	—	—	—	—	—
Amortization of share-based compensation	—	—	2,199	—	—	—	2,199
Employee stock relinquished for payment of taxes	—	—	(2,320)	—	—	—	(2,320)
Balance at March 31, 2017	46,439	$464	$66,293	$1,097,534	$(233,476)	$49,888	$980,703
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2017 and 2016
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$49,615	$32,853
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	2,199	3,437
Depreciation and amortization	5,215	6,070
Gain on sale of subsidiaries	(46,845)	—
Amortization of debt discount and issuance costs	3,083	2,746
Deferred tax expense	25	4,815
Net foreign currency transaction (gain)/loss	(1,723)	305
Other	(1,359)	—
Changes in operating assets and liabilities:
Other assets	1,837	(42,818)
Other receivables, net	(4,744)	(2,304)
Accounts payable	648	(1,773)
Income taxes payable, net	27,708	5,073
Accrued expenses	(5,526)	(4,374)
Other liabilities	2,518	9,161
Net cash provided by operating activities	32,651	13,191
Cash flows from investing activities:
Purchases of property and equipment	(2,938)	(6,383)
Acquisition of finance receivables, net of buybacks	(226,092)	(321,594)
Collections applied to principal on finance receivables	185,295	177,826
Business acquisitions, net of cash acquired	—	(25,018)
Proceeds from sale of subsidiaries, net	89,077	—
Purchase of investments	(3,569)	—
Proceeds from sales and maturities of investments	2,907	5,568
Net cash provided by/(used in) investing activities	44,680	(169,601)
Cash flows from financing activities:
Proceeds from lines of credit	153,353	378,706
Principal payments on lines of credit	(232,108)	(223,117)
Tax withholdings related to share-based payments	(2,320)	(2,432)
Distributions paid to noncontrolling interest	(710)	(218)
Principal payments on long-term debt	(10,012)	(5,000)
Payments of debt issuance costs	—	(8,477)
Net increase in interest-bearing deposits	1,473	6,238
Net cash (used in)/provided by financing activities	(90,324)	145,700
Effect of exchange rate on cash	816	18,780
Net (decrease)/increase in cash and cash equivalents	(12,177)	8,070
Cash and cash equivalents, beginning of period	94,287	71,372
Cash and cash equivalents, end of period	$82,110	$79,442
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,257	$16,873
Cash paid for income taxes	4,858	6,196
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

1. Organization and Business:
Throughout this report, the terms "PRA Group," "the Company," or similar terms refer to PRA Group, Inc. and its subsidiaries.
PRA Group, Inc., a Delaware corporation, and its subsidiaries, is a global financial and business services company with operations in the Americas and Europe. The Company's primary business is the purchase, collection and management of portfolios of nonperforming loans. The Company provides the following fee-based services: vehicle location, skip tracing and collateral recovery for auto lenders, government entities and law enforcement; class action claims recovery services and purchases; servicing of consumer bankruptcy accounts in the U.S.; and, to a lesser extent, contingent collections of nonperforming loans in Europe and South America. As discussed in Note 11, the Company sold its revenue administration, audit and revenue discovery/recovery business in January 2017.
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
The following table shows the amount of revenue generated for the three months ended March 31, 2017 and 2016, respectively, and long-lived assets held at March 31, 2017 and 2016, respectively, both for the United States, the Company's country of domicile, and outside of the United States (amounts in thousands):

	As Of And For The		As Of And For The
	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$143,928	$29,166	$170,507	$37,316
Outside the United States	62,630	8,858	54,375	10,469
Total	$206,558	$38,024	$224,882	$47,785
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment. The Company reports revenues earned from its debt purchasing and collection activities and its fee-based services. It is impracticable for the Company to report further breakdowns of revenues from external customers by product or service.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and disclosures required by GAAP for complete financial statements. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated balance sheet as of March 31, 2017, its consolidated income statements and statements of comprehensive income/(loss) for the three months ended March 31, 2017 and 2016, its consolidated statement of changes in equity for the three months ended March 31, 2017, and its consolidated statements of cash flows for the three months ended March 31, 2017 and 2016. The consolidated income statements of the Company for the three months ended March 31, 2017 may not be indicative of future results. Certain prior period amounts have been reclassified for consistency with the current period presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2016 Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017 (the "2016 Form 10-K").

PRA Group, Inc.
Notes to Consolidated Financial Statements

2. Finance Receivables, net:
Changes in finance receivables, net for the three months ended March 31, 2017 and 2016 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$2,307,969	$2,202,113
Acquisitions of finance receivables (1)	226,397	336,379
Foreign currency translation adjustment	17,809	16,411
Cash collections applied to principal and net allowance charges	(185,295)	(177,826)
Balance at end of period	$2,366,880	$2,377,077

(1)
Acquisitions of finance receivables are net of buybacks and include certain capitalized acquisition related costs. They also include the acquisition date finance receivables portfolios that are acquired in connection with certain business acquisitions.

During the three months ended March 31, 2017, the Company purchased finance receivables portfolios with a face value of $1.7 billion for $227.8 million. During the three months ended March 31, 2016, the Company purchased finance receivables portfolios with a face value of $3.6 billion for $336.8 million. At March 31, 2017, the estimated remaining collections ("ERC") on the receivables purchased during the three months ended March 31, 2017 and 2016 were $383.7 million and $484.3 million, respectively. At March 31, 2017 and 2016, total ERC was $5.1 billion and $5.3 billion, respectively.
At the time of acquisition, the life of each pool is estimated based on projected amounts and timing of future cash collections. Based upon current projections, cash collections expected to be applied to principal on finance receivables as of March 31, 2017 are estimated to be as follows for the twelve months in the periods ending March 31, (amounts in thousands):

2018	$657,272
2019	548,346
2020	424,891
2021	333,705
2022	215,134
2023	103,021
2024	38,099
2025	17,412
2026	15,290
2027	13,034
Thereafter	676
Total ERC expected to be applied to principal	$2,366,880
At March 31, 2017, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $110.7 million; at December 31, 2016, the amount was $105.5 million.
Accretable yield represents the amount of income recognized on finance receivables the Company can expect to generate over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company. Net reclassifications from nonaccretable difference to accretable yield primarily result from the increase in the Company's estimate of future cash flows. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the decrease in the Company's estimates of future cash flows and allowance charges that together exceed the increase in the Company's estimate of future cash flows.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Changes in accretable yield for the three months ended March 31, 2017 and 2016 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$2,740,006	$2,727,204
Income recognized on finance receivables, net	(194,535)	(206,507)
Additions	163,395	260,249
Reclassifications from/(to) nonaccretable difference	47,078	(1,035)
Foreign currency translation adjustment	20,502	99,839
Balance at end of period	$2,776,446	$2,879,750
The following is a summary of activity within the Company's valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$211,465	$114,861
Allowance charges	2,708	10,018
Reversal of previously recorded allowance charges	(29)	(120)
Net allowance charges	2,679	9,898
Foreign currency translation adjustment	269	(171)
Ending balance	$214,413	$124,588
3. Investments:
Investments consist of the following at March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016
Available-for-sale
Government bonds and mutual funds	$3,613	$2,138
Held-to-maturity
Securitized assets	55,978	51,407
Other investments
Private equity funds	14,464	14,998
Total investments	$74,055	$68,543
Available-for-Sale
Government bonds and mutual funds: The Company's investments in government bonds and mutual funds are classified as available-for-sale and are stated at fair value. Fair value is determined using quoted market prices. Unrealized gains and losses are included in comprehensive income and reported in equity.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Revenues recognized on these investments are recorded in the Other Revenue line item in the income statement. During the three months ended March 31, 2017 and 2016, revenues recognized on these investments were $1.4 million and $1.6 million, respectively.
Other Investments
Investments in private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 3% interest and are carried at cost. Distributions received from the partnerships are included in other revenue. Distributions received in excess of the Company's proportionate share of accumulated earnings are applied as a reduction of the cost of the investment. Distributions received from investments carried at cost were $2.9 million and $0.2 million during the three months ended March 31, 2017 and 2016, respectively.
The amortized cost and estimated fair value of available-for sale and held-to-maturity investments at March 31, 2017 and December 31, 2016 were as follows (amounts in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds and mutual funds	$3,610	$5	$2	$3,613
Held-to-maturity
Securitized assets	55,978	4,187	—	60,165

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds and mutual funds	$2,161	$—	$23	$2,138
Held-to-maturity
Securitized assets	51,407	4,147	—	55,554
4. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	March 31, 2017	December 31, 2016
North American revolving credit	$643,004	$695,088
Term loans	425,199	430,764
European revolving credit	382,359	401,780
Convertible senior notes	287,500	287,500
Less: Debt discount and issuance costs	(29,375)	(31,031)
Total	$1,708,687	$1,784,101
The following principal payments are due on the Company's borrowings as of March 31, 2017 for the twelve month periods ending March 31, (amounts in thousands):

2018	$198,605
2019	10,000
2020	10,000
2021	1,519,457
2022	—
Total	$1,738,062
The Company believes it was in compliance with the covenants of its material financing arrangements as of March 31, 2017 and December 31, 2016.

PRA Group, Inc.
Notes to Consolidated Financial Statements

North American Revolving Credit and Term Loan
On December 19, 2012, the Company entered into a credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders named therein (such agreement as later amended or modified, the "North American Credit Agreement"). The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $938.0 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $140.0 million term loan, (ii) a $748 million domestic revolving credit facility, and (iii) a $50 million Canadian revolving credit facility. The facility includes an optional increase in commitments for a $125.0 million accordion feature (at the option of the lenders) and also provides for up to $20 million of letters of credit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the North American Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (b) Bank of America's prime rate, or (c) the Eurodollar rate plus 1.00%. Of the $938.0 million total principal amount of the credit facility, $207.5 million matures on December 19, 2017, and the remainder matures on the earlier of December 21, 2020 or 91 days prior to the maturity of the Company's Convertible Senior Notes due 2020 (the "Notes"). As of March 31, 2017, the unused portion of the North American Credit Agreement was $155.0 million. Considering borrowing base restrictions, as of March 31, 2017, the amount available to be drawn was $127.8 million.
The North American Credit Agreement is secured by a first priority lien on substantially all of the Company's assets. The North American Credit Agreement contains restrictive covenants and events of default, including the following as of March 31, 2017:

•	borrowings may not exceed 35% of the ERC of all eligible asset pools plus 75% of eligible accounts receivable;

•	the consolidated leverage ratio (as defined in the North American Credit Agreement) cannot exceed 2.25 to 1.0 as of the end of any fiscal quarter;

•	cash dividends and distributions during any fiscal year cannot exceed $20 million;

•	stock repurchases during any fiscal year cannot exceed $100 million plus 50% of the prior year's net income;

•	permitted acquisitions (as defined in the North American Credit Agreement) during any fiscal year cannot exceed $250 million;

•	indebtedness in the form of senior, unsecured convertible notes or other unsecured financings cannot exceed $500 million in the aggregate (without respect to the Notes);

•	the Company must maintain positive consolidated income from operations (as defined in the North American Credit Agreement) during any fiscal quarter; and

•	restrictions on changes in control.
The revolving credit facility also bears an unused line fee of 0.375% per annum, payable quarterly in arrears.

Information on the outstanding balances and weighted average interest rates by type of borrowing under the North American Credit Agreement as of the dates indicated (dollar amounts in thousands):

	March 31, 2017		December 31, 2016
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Term loan	$140,000	3.48%	$150,000	3.27%
Revolving facility	$643,004	3.50%	$695,088	3.28%
European Revolving Credit Facility and Term Loan
On October 23, 2014, the Company entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (such agreement as later amended or modified, the "European Credit Agreement"). Under the terms of the European Credit Agreement, the credit facility includes an aggregate amount of approximately $1.2 billion (subject to the borrowing base), of which approximately $300 million is a term loan, accrues interest at the Interbank Offered Rate ("IBOR") plus 2.80%-3.90% under the revolving facility and 4.25%-4.50% under the term loan facility (as determined by the loan-to-value ratio ("LTV Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.26% per annum, of 35% of the margin, payable monthly in arrears, and matures on February 19, 2021. The European Credit Agreement also includes an Overdraft Facility in the aggregate amount of $40 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per annum, payable quarterly in arrears, and also matures February 19, 2021. As of March 31, 2017, the unused portion of the European Credit Agreement (including the Overdraft Facility) was $557.6

PRA Group, Inc.
Notes to Consolidated Financial Statements

million. Considering borrowing base restrictions and other covenants, as of March 31, 2017, the amount available to be drawn under the European Credit Agreement (including the Overdraft Facility) was $157.9 million.
The European Credit Agreement is secured by the shares of most of the Company's European subsidiaries and all intercompany loan receivables in Europe. The European Credit Agreement also contains restrictive covenants and events of default including the following:

•	the LTV Ratio (as defined in the European Credit Agreement) cannot exceed 75%;

•	the GIBD Ratio (as defined in the European Credit Agreement) in Europe cannot exceed 3.5 to 1.0 as of the end of any fiscal quarter until March 31, 2017 and 3.25:1.0 thereafter;

•	interest bearing deposits in AK Nordic AB cannot exceed SEK 1,500,000,000;

•	PRA Europe's cash collections must exceed 95% of Europe's ERC for the same set of portfolios, measured on a quarterly basis.
Information on the outstanding balances and weighted average interest rates by type of borrowing under the European Credit Agreement as the dates indicated (dollar amounts in thousands):

	March 31, 2017		December 31, 2016
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Term loan	$285,199	4.25%	$280,764	4.25%
Revolving facility	$382,359	3.99%	$401,780	4.06%
Convertible Senior Notes due 2020
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of the Company's 3.00% Notes. The Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "Indenture") between the Company and Wells Fargo Bank, National Association, as trustee. The Indenture contains customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. The Notes are senior unsecured obligations of the Company. Interest on the Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. Prior to February 1, 2020, the Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the Notes will be convertible at any time. The Company does not have the right to redeem the Notes prior to maturity. As of March 31, 2017 and December 31, 2016, none of the conditions allowing holders of the Notes to convert their Notes had occurred.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	March 31, 2017	December 31, 2016
Liability component - principal amount	$287,500	$287,500
Unamortized debt discount	(16,775)	(17,930)
Liability component - net carrying amount	$270,725	$269,570
Equity component	$31,306	$31,306
The debt discount is being amortized into interest expense over the remaining life of the Notes using the effective interest rate, which is 4.92%.
Interest expense related to the Notes was as follows for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Interest expense - stated coupon rate	$2,156	$2,156
Interest expense - amortization of debt discount	1,155	1,100
Total interest expense - convertible senior notes	$3,311	$3,256
5. Goodwill and Intangible Assets, net:
In connection with the Company's business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets resulting from these acquisitions include client and customer relationships, non-compete agreements, trademarks and technology. The Company performs an annual review of goodwill on October 1 of each year or more frequently if indicators of impairment exist.
The following table represents the changes in goodwill for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period:
Goodwill	$506,308	$501,553
Accumulated impairment loss	(6,397)	(6,397)
	499,911	495,156
Changes:
Acquisitions	—	4,742
Foreign currency translation adjustment	6,329	24,972
Net change in goodwill	6,329	29,714

Goodwill	512,637	531,267
Accumulated impairment loss	(6,397)	(6,397)
Balance at end of period:	$506,240	$524,870

The $4.7 million addition to goodwill during the three months ended March 31, 2016, was mainly attributable to the acquisition of Recovery Management Systems Corporation ("RMSC") in addition to a purchase price adjustment from a previous acquisition. The goodwill recognized from the RMSC acquisition is expected to be deductible for U.S. income tax purposes.

PRA Group, Inc.
Notes to Consolidated Financial Statements

6. Income Taxes:
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
If the Company is unsuccessful in the Tax Court and any potential appeals, it may be required to pay the related deferred taxes, and possibly interest and penalties. At March 31, 2017 and December 31, 2016, deferred tax liabilities related to this matter were $241.9 million and $239.3 million, respectively. Any adverse determination on this matter could result in the Company amending state tax returns for prior years, increasing its taxable income in those states. The Company files tax returns in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. At March 31, 2017 and December 31, 2016, the Company's estimate of the potential federal and state interest was $117.6 million and $112.0 million, respectively.
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
At March 31, 2017, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2003, 2005 and subsequent years. The 2003 tax year remains open to examination because of a net operating loss that originated in that year but was not fully utilized until the 2005 tax year. The examination periods for the 2005 through 2012 tax years are suspended until a decision of the Tax Court becomes final.
The Company intends to permanently reinvest predominantly all foreign earnings in its foreign operations. If foreign earnings were repatriated, the Company would need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with permanently reinvested earnings was $69.6 million and $73.6 million as of March 31, 2017 and December 31, 2016, respectively.
7. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72, which did not occur during the period from which the Notes were issued on August 13, 2013 through March 31, 2017. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the tax benefit that would be realized upon assumed exercise.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the three months ended March 31, 2017 and 2016 (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2017			2016
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$48,167	46,406	$1.04	$31,983	46,243	$0.69
Dilutive effect of nonvested share awards		221	(0.01)		129	—
Diluted EPS	$48,167	46,627	$1.03	$31,983	46,372	$0.69
There were no antidilutive options outstanding for the three months ended March 31, 2017 and 2016.
8. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements, most of which expire on December 31, 2017, with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as bonuses that are based on the attainment of specific management goals. At March 31, 2017, estimated future compensation under these agreements is approximately $8.0 million. The agreements also contain confidentiality and non-compete provisions. Outside the United States, employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $8.0 million total above.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at March 31, 2017 total approximately $44.3 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at March 31, 2017 is approximately $437.7 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at March 31, 2017, excluding the potential interest associated with the IRS matter described below, is not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities. The Company has not recorded any potential recoveries under the Company's insurance policies or third-party indemnities as of March 31, 2017.
The matters described below fall outside of the normal parameters of the Company's routine legal proceedings.
Telephone Consumer Protection Act Litigation
As previously reported in the 2016 Form 10-K, the Company was named as defendant in a number of putative class action cases, each alleging that the Company violated the Telephone Consumer Protection Act ("TCPA") by calling consumers' cellular telephones without their prior express consent. In January 2016, the parties reached a settlement agreement in principle ("the Settlement Agreement") under which the parties agreed to seek court approval of class certification and the proposed settlement. As required by the Settlement Agreement, which received final court approval in December 2016, the Company paid $18 million in the second quarter of 2016 to resolve the matter.
Internal Revenue Service Audit
The IRS examined the Company's 2005 through 2012 tax returns and has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. The Company believes it has sufficient support for the technical merits of its position, and believes cost recovery to be an acceptable tax revenue recognition method for the Company's industry. The Company has received Notices of Deficiency for tax years ended December 31, 2005 through 2012. The proposed deficiencies relate to the cost recovery method of tax accounting for finance receivables. In response to the notices, the Company filed petitions in the Tax Court challenging the deficiencies. On July 10, 2015 and July 21, 2015, the IRS filed Motions for Summary Judgment for tax years 2008 through 2012 and 2005 through 2007, respectively. On November 12, 2015, the Tax Court denied the IRS's Motions for Summary Judgment and set this matter for trial to begin on September 19, 2016. On July 5, 2016, the Tax Court granted the IRS’s Motion for Continuance filed on June 28, 2016. On July 14, 2016, the Tax Court set the trial to begin on May 15, 2017. If the Company is unsuccessful in the Tax Court and any potential appeals, it may ultimately be required to pay the related deferred taxes, and possibly interest and penalties. Deferred tax liabilities related to this matter were $241.9 million at March 31, 2017. Any adverse determination on this matter could result in the Company amending state tax returns for prior years, increasing its taxable income in those states. The Company files tax returns in multiple state jurisdictions; therefore, any underpayment of state tax will accrue interest in accordance with the respective state statute. The Company's estimate of the potential federal and state interest is $117.6 million as of March 31, 2017, which has not been accrued.
Portfolio Recovery Associates, LLC v. Guadalupe Mejia
As previously reported in the Company’s 2016 Form 10-K, the Company reached a settlement in principle in February 2017 to resolve this matter. As of December 31, 2016, the Company had fully accrued for the settlement amount, which it paid in April 2017.
9. Fair Value:
As defined by FASB ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values.

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
The carrying amounts of the financial instruments in the following table are recorded in the consolidated balance sheets at March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$82,110	$82,110	$94,287	$94,287
Held-to-maturity investments	55,978	60,165	51,407	55,554
Other investments	14,464	11,557	14,998	12,573
Finance receivables, net	2,366,880	2,764,081	2,307,969	2,708,582
Financial liabilities:
Interest-bearing deposits	78,792	78,792	76,113	76,113
Revolving lines of credit	1,025,363	1,025,363	1,096,868	1,096,868
Term loans	425,199	425,199	430,764	430,764
Convertible senior notes	270,725	261,421	269,570	270,825
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at March 31, 2017 and December 31, 2016 (amounts in thousands):

	Fair Value Measurements as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments	$3,613	$—	$—	$3,613
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	3,021	—	3,021

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments	$2,138	$—		$2,138
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	2,825	—	2,825
Available-for-sale investments: Fair value of the Company's investment in government bonds and mutual funds is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
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

10. Recent Accounting Pronouncements:
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
In February 2016, FASB issued ASU 2016-02, "Leases (Topic 842) Section A - Leases: Amendments to the FASB Account Standards Codification" ("ASU 2016-02"). ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. It is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements. The Company currently discloses approximately $44.3 million in operating lease obligations in its contractual obligations table in Part I, Item 2 of this Quarterly Report and will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. The Company does not plan to adopt the standard early.
In March 2016, FASB issued ASU 2016-06, "Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments" ("ASU 2016-06"). Topic 815 requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the "clearly and closely related" criterion. ASU 2016-06 clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments in ASU 2016-06 apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. For public entities, this update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU 2016-06 in the first quarter of 2017 which had no material impact on its Consolidated Financial Statements.
In March 2016, FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The guidance eliminates additional paid in capital ("APIC") pools and requires companies to recognize all excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled. It also addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. Further, the new guidance eliminates the requirement to estimate forfeitures during the vesting period. Instead, companies can elect to account for actual forfeitures as they occur and record any previously unrecognized compensation expense for estimated forfeitures up to the period of adoption as a retrospective adjustment to beginning retained earnings. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company prospectively adopted ASU 2016-09 in the first quarter of 2017, which increased its provision for income taxes by $1.0 million as a result of the recognition of all excess tax benefits and tax deficiencies in its income statement. The ASU requires that excess tax benefits be presented as an operating activity in the statement of cash flows, so with its prospective adoption, prior periods have not been restated. The Company also elected to use an estimated forfeiture rate, based on historical data, to record its share-based compensation expense, which is consistent with its previous accounting treatment with respect to forfeitures. None of the other provisions of the ASU had a material impact on its Consolidated Financial Statements.
In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13"). ASU 2016-13 requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
In January 2017, FASB issued ASU-2017-01, "Business Combinations - Clarifying the Definition of a Business (Topic 805)" ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is expected to reduce the number of transactions that need to be further evaluated as businesses. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for certain types of transactions.
In January 2017, FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 eliminates Step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements.
The Company does not expect that any other recently issued accounting pronouncements will have a material effect on its Consolidated Financial Statements.
11. Sale of Subsidiaries:
As part of the Company’s strategy to focus on businesses with greater global growth potential, the Company decided in the fourth quarter of 2016 to sell its government services businesses: PRA Government Services, LLC; MuniServices, LLC; and PRA Professional Services, LLC. On January 24, 2017, the Company completed the sale of its government services businesses for $91.5 million in cash plus additional consideration for certain balance sheet items. The impact of the transaction was reported in the first quarter of 2017. The gain on sale before income taxes was $46.8 million.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The assets and liabilities of the businesses that were sold consisted of the following at January 24, 2017 (amounts in thousands):

January 24, 2017
Other receivables, net	$7,399
Property and equipment, net	3,168
Goodwill	29,683
Intangible assets, net	1,711
Other assets	525
Total assets	$42,486

Accrued expenses	$2,927
Total liabilities	$2,927
12. Subsequent Event:
On May 5, 2017, the Company amended and restated the North American Credit Agreement (the “Amended and Restated North American Credit Facility”). The Amended and Restated North American Credit Facility increased the total facility size to $1.2 billion, consisting of a $450 million term loan and a $755 million revolving credit facility, and matures on May 5, 2022. The $207.5 million that was to mature on December 19, 2017 was repaid at closing and the non-extended lenders were removed from the new facility. The interest rates and unused line fee under the new facility remained unchanged.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements:
This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall cash collection trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

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

•	the possibility that compliance with foreign and U.S. laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions;

•	our ability to raise the funds necessary to repurchase the convertible senior notes or to settle conversions in cash;

•	our ability to maintain, renegotiate or replace our credit facilities;

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
You should carefully consider the factors listed above and review the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the "Risk Factors" section and "Business" section of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017 ("2016 Form 10-K").
Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in, or implied by, this Quarterly Report could turn out to be materially different. Except as required by law, we assume no obligation to publicly update or revise our forward-looking statements after the date of this Quarterly Report and you should not expect us to do so.
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
All references in this Quarterly Report to "PRA Group," "our," "we," "us," the "Company" or similar terms are to PRA Group, Inc. and its subsidiaries.

Overview
We are a global financial and business services company with operations in the Americas and Europe. Our primary business is the purchase, collection and management of portfolios of nonperforming loans. We also provide the following fee-based services: vehicle location, skip tracing and collateral recovery for auto lenders, government entities and law enforcement; class action claims recovery services and purchases; servicing of consumer bankruptcy accounts in the U.S.; and, to a lesser extent, contingent collections of nonperforming loans in Europe and South America. As discussed in Note 11, we sold our revenue administration, audit and revenue discovery/recovery business in January 2017.
We are headquartered in Norfolk, Virginia, and as of March 31, 2017 employ 4,205 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA."
Earnings Summary
During the three months ended March 31, 2017, net income attributable to PRA Group, Inc. was $48.2 million, or $1.03 per diluted share, compared with $32.0 million, or $0.69 per diluted share, in the three months ended March 31, 2016. Total revenues decreased 8.1% to $206.6 million in the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Revenues in the three months ended March 31, 2017 consisted of $194.5 million in income recognized on finance receivables, net; $9.9 million in fee income; and $2.2 million in other revenue. Income recognized on finance receivables, net, in the three months ended March 31, 2017 decreased $12.0 million, or 5.8%, over the three months ended March 31, 2016, primarily as a result of a $4.5 million decrease in cash collections and a $14.7 million increase in principal amortization. This was partially offset by a $7.2 million decrease in net allowance charges. During the three months ended March 31, 2017, we incurred $2.7 million in net allowance charges, compared with $9.9 million in the three months ended March 31, 2016. Our finance receivables amortization rate, including net allowance charges/reversals, was 48.8% for the three months ended March 31, 2017 compared to 46.3% for the three months ended March 31, 2016. Our finance receivables amortization rate, excluding net allowance charges/reversals, was 48.1% for the three months ended March 31, 2017 compared to 43.7% for the three months ended March 31, 2016. Cash collections, which drive our finance receivables income, were $379.8 million in the three months ended March 31, 2017, down 1.2%, or $4.5 million, as compared to the three months ended March 31, 2016.
A summary of the sources of our revenue during the three months ended March 31, 2017 and 2016 is presented below (amounts in thousands):

	For the Three Months Ended March 31,
	2017	2016
Cash collections	$379,830	$384,333
Principal amortization	(182,616)	(167,928)
Net allowance charges	(2,679)	(9,898)
Income recognized on finance receivables, net	194,535	206,507
Fee income	9,858	16,266
Other revenue	2,165	2,109
Total revenues	$206,558	$224,882
Operating expenses were $153.3 million for the three months ended March 31, 2017, a decrease of $0.7 million or 0.5%, as compared to the three months ended March 31, 2016.
During the three months ended March 31, 2017 and 2016, we acquired finance receivables portfolios at a cost of $227.8 million and $336.8 million, respectively.  In any period, we acquire nonperforming loans that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase prices relative to face value for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can increase or decrease pricing, irrespective of other quality fluctuations. As a result, the average purchase price paid relative to face value for any given period can fluctuate dramatically. However, regardless of the average purchase price, we intend to target a similar internal rate of return, after direct expenses, in pricing our portfolio acquisitions during any given period. Therefore, the price paid relative to face value is not necessarily indicative of profitability.

Results of Operations
The results of operations include the financial results of the Company and all of its subsidiaries. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Income recognized on finance receivables, net	94.2%	91.8%
Fee income	4.8%	7.2%
Other revenue	1.0%	1.0%
Total revenues	100.0%	100.0%
Operating expenses:
Compensation and employee services	33.1%	29.7%
Legal collection expenses	15.4%	13.4%
Agency fees	5.2%	4.8%
Outside fees and services	6.5%	7.0%
Communication	4.4%	4.4%
Rent and occupancy	1.8%	1.7%
Depreciation and amortization	2.5%	2.7%
Other operating expenses	5.3%	4.7%
Total operating expenses	74.2%	68.4%
Income from operations	25.8%	31.6%
Other income and (expense):
Gain on sale of subsidiaries	22.7%	—%
Interest expense	(10.3)%	(8.9)%
Foreign exchange gain/(loss)	1.1%	(0.8)%
Income before income taxes	39.3%	21.9%
Provision for income taxes	15.2%	7.2%
Net income	24.1%	14.7%
Adjustment for net income attributable to noncontrolling interest	0.7%	0.4%
Net income attributable to PRA Group, Inc.	23.4%	14.3%
Three Months Ended March 31, 2017 Compared To Three Months Ended March 31, 2016
Revenues
Total revenues were $206.6 million for the three months ended March 31, 2017, a decrease of $18.3 million, or 8.1%, compared to total revenues of $224.9 million for the three months ended March 31, 2016.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $194.5 million for the three months ended March 31, 2017, a decrease of $12.0 million, or 5.8%, compared to income recognized on finance receivables, net, of $206.5 million for the three months ended March 31, 2016. The decrease was primarily a result of a $4.5 million decrease in cash collections and a $14.7 million increase in principal amortization. This was partially offset by a $7.2 million decrease in net allowance charges. Cash collections, which drive our finance receivable income, were $379.8 million in the three months ended March 31, 2017, down $4.5 million, or 1.2%, as compared to the three months ended March 31, 2016. During the three months ended March 31, 2017, we incurred $2.7 million in net allowance charges, compared with $9.9 million in the three months ended March 31, 2016. Our finance receivables amortization rate, including net allowance charges, was 48.8% for the three months ended March 31, 2017 compared to 46.3% for the three months ended March 31, 2016. Our finance receivables amortization rate, excluding net allowance charges, was 48.1% for the three months ended March 31, 2017 compared to 43.7% for the three months ended March 31, 2016.

Accretable yield represents the amount of income recognized on finance receivables we can expect to generate over the remaining life of our existing portfolios based on estimated future cash flows as of the balance sheet date. Additions from portfolio purchases represent the original expected accretable yield, on portfolios purchased during the period, to be earned by us. Net reclassifications from nonaccretable difference to accretable yield primarily result from an increase in our estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio's original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield. When applicable, net reclassifications to nonaccretable difference from accretable yield result from a decrease in our estimates of future cash flows and allowance charges that together exceed the increase in our estimate of future cash flows. During the three months ended March 31, 2017, we reclassified $47.1 million from nonaccretable difference to accretable yield primarily due to increased cash collection forecasts relating to pools acquired from 2013-2016. During the three months ended March 31, 2016, we reclassified $1.0 million to nonaccretable difference from accretable yield primarily due to a decrease in cash collection forecasts. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the decrease in our estimates of future cash flows and allowance charges that together exceed the increase in our estimate of future cash flows.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances which are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended March 31, 2017, we recorded net allowance charges of $2.7 million. On our domestic Core and Insolvency portfolios, we recorded net allowance charges of $0.5 million. and $0.1 million, respectively. We also recorded allowance charges of $1.5 million on our European portfolios, $0.3 million on our Canadian portfolios and $0.2 million on our Brazilian portfolios.
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
Fee Income
Fee income was $9.9 million in the three months ended March 31, 2017, a decrease of $6.4 million or 39.3%, compared to $16.3 million in the three months ended March 31, 2016. This was primarily due to a decrease in fee income generated by our government services business, which we sold in January 2017.
Other Revenue
Other revenue increased to $2.2 million in the three months ended March 31, 2017 from $2.1 million in the three months ended March 31, 2016.
Operating Expenses
Total operating expenses were $153.3 million for the three months ended March 31, 2017, a decrease of $0.7 million or 0.5%, compared to operating expenses of $154.0 million for the three months ended March 31, 2016. Operating expenses were 39.3% of cash receipts for the three months ended March 31, 2017 compared to 38.4% for the three months ended March 31, 2016.
Compensation and Employee Services
Compensation and employee services expenses were $68.5 million for the three months ended March 31, 2017, an increase of $1.7 million, or 2.5%, compared to compensation and employee services expenses of $66.8 million for the three months ended March 31, 2016. Compensation expense increased primarily as a result of larger average staff sizes and increased bonus expense, partially offset by decreases in normal incentive compensation and share-based compensation. Additionally, compensation and employee services expense was impacted by the sale of the government services business, which occurred in January 2017.  Regular compensation and employee services expense declined by $3.0 million due to the sale of the business; this was partially offset by $2.1 million in one-time compensation expense incurred during the three months ended March 31, 2017 directly related to the sale. Total full-time equivalents increased to 4,205 as of March 31, 2017, compared to 3,748 as of March 31, 2016.
Legal Collection Expenses
Legal collection expenses represent costs paid to courts where a lawsuit is filed, contingent fees incurred for the cash collections generated by our independent third-party attorney network, and the cost of documents paid to sellers of nonperforming loans. Legal collection expenses were $31.7 million for the three months ended March 31, 2017, compared to legal collection expenses of $30.1 million for the three months ended March 31, 2016. The increase was primarily due to additional court costs related to the expansion of the number of accounts brought into the legal channel in Europe during the three months ended March 31, 2017. Our costs paid to courts were $20.0 million for the three months ended March 31, 2017, an increase of $4.5 million or 29.0% compared to $15.5 million for the three months ended March 31, 2016.  This was partially offset by a decrease in legal collection expenses paid to third-party attorneys, primarily as a result of a decrease in domestic external legal collections. Our costs paid to third-party attorneys were $11.3 million for the three months ended March 31, 2017, a decrease of $1.7 million or 13.1% compared to $13.0 million for the three months ended March 31, 2016. Our costs paid to sellers of nonperforming loans for documents were $0.4 million for the three months ended March 31, 2017, a decrease of $1.3 million or 76.5% compared to $1.7 million for the three months ended March 31, 2016.
Agency Fees
Agency fees primarily represent third-party collection fees and costs paid to repossession agents to repossess vehicles. Agency fees were $10.8 million for the three months ended March 31, 2017, compared to $10.9 million for the three months ended March 31, 2016.
Outside Fees and Services
Outside fees and services expenses were $13.3 million for the three months ended March 31, 2017, a decrease of $2.5 million, or 15.8%, compared to outside fees and services expenses of $15.8 million for the three months ended March 31, 2016. This decrease was primarily due to a $1.8 million decrease in corporate legal expenses and a $0.7 million decrease in professional fees.
Communication
Communication expenses were $9.1 million for the three months ended March 31, 2017, a decrease of $0.8 million or 8.1%, compared to communication expenses of $9.9 million for the three months ended March 31, 2016. This decrease was primarily due to a $0.7 million decrease in bulk postage expenses.
Rent and Occupancy
Rent and occupancy expenses were $3.8 million for the both the three months ended March 31, 2017 and 2016.
Depreciation and Amortization
Depreciation and amortization expenses were $5.2 million for the three months ended March 31, 2017, a decrease of $0.9 million, or 14.8%, compared to depreciation and amortization expenses of $6.1 million for the three months ended March 31, 2016. The decrease was primarily due to the impact of the sale of our government services business in January 2017.
Other Operating Expenses
Other operating expenses were $10.9 million for the three months ended March 31, 2017, a decrease of $0.2 million, or 1.9%, compared to other operating expenses of $10.7 million for the three months ended March 31, 2016.
Gain on Sale of Subsidiaries
Gain on sale of subsidiaries was $46.8 million for the three months ended March 31, 2017 compared to $0 for the three months ended March 31, 2016. As part of our strategy to focus on businesses with greater global growth potential, we decided in the fourth quarter of 2016 to sell our government services businesses. On January 24, 2017, we completed the sale which resulted in a gain of $46.8 million. We also incurred approximately $2.1 million of additional compensation expense related to the sale that is not reflected in this gain.
Interest Expense
Interest expense was $21.3 million during the three months ended March 31, 2017, an increase of $1.3 million or 6.5%, compared to $20.0 million for the three months ended March 31, 2016. The increase was primarily due to increases in interest rates and unused line fees during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This was partially offset by a decrease in interest expenses incurred on our interest rate swaps and a decrease in the average borrowings outstanding during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Net Foreign Currency Transaction Gains/(Losses)
Net foreign currency transaction gains were $2.2 million for the three months ended March 31, 2017 compared to net foreign currency transaction losses of $1.9 million for the three months ended March 31, 2016. In any given period, our foreign entities conduct operations in currencies different from their functional currency which generate foreign currency transaction gains and losses.
Provision for Income Taxes
Provision for income taxes was $31.4 million for the three months ended March 31, 2017, an increase of $15.2 million, or 93.8%, compared to provision for income taxes of $16.2 million for the three months ended March 31, 2016. The increase was primarily due to a $31.9 million increase in income before taxes for the three months ended March 31, 2017 being predominantly taxed in higher tax jurisdictions, compared to the three months ended March 31, 2016. During the three months ended March 31, 2017, our effective tax rate was 38.8%, compared to 33.1% for the three months ended March 31, 2016. The increase was due primarily to changes in the mix of earnings, which was impacted by the sale of our government services businesses, and the adoption of ASU 2016-09 in the first quarter of 2017 which increased our provision for income taxes by $1.0 million.

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
Within a given portfolio type, to the extent that lower purchase price multiples are the result of more competitive pricing and lower yields, this will generally lead to higher amortization rates and lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to increase. Profitability within given Core portfolio types may also be impacted by the age and quality of the receivables, which impact the cost to collect those accounts. Fresher accounts, for example, typically carry lower associated collection expenses, while older accounts and lower balance accounts typically carry higher costs and as a result require higher purchase price multiples to achieve the same net profitability as fresher accounts.
Revenue recognition under Financial Accounting Standards Board ("FASB") Accounting Standards Codification 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30") is driven by estimates of total collections as well as the timing of those collections. We record new portfolio purchases based on our best estimate of the cash flows expected at acquisition, which reflects the uncertainties inherent in the purchase of nonperforming loans and the results of our underwriting process. Subsequent to the initial booking, as we gain collection experience and confidence with a pool of accounts, we regularly update ERC. These processes have tended to cause the ratio of ERC to purchase price for any given year of buying to gradually increase over time. As a result, our estimate of total collections has often increased as pools have aged. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from purchase than a pool that was just two years from purchase.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of receivables.
We hold a majority interest in a closed-end Polish investment fund that purchases and services finance receivables. Our investment in this fund is classified in our Consolidated Balance Sheets as "Investments" and as such is not included in the following tables. The equivalent of the estimated remaining collections of the portfolios, expected to be received by us, is $62.7 million at March 31, 2017.

Purchase Price Multiples as of March 31, 2017 Amounts in thousands

Purchase Period	Purchase Price (3)	Net Finance Receivables (4)	ERC-Historical Period Exchange Rates (5)	Total Estimated Collections (6)	ERC-Current Period Exchange Rates (7)	Current Estimated Purchase Price Multiple	Original Estimated Purchase Price Multiple (2)
Americas-Core
1996-2006	$458,636	$3,927	$21,008	$1,605,823	$21,008	350%	246%
2007	179,832	6,124	26,386	445,595	26,386	248%	227%
2008	166,479	6,519	20,112	375,162	20,112	225%	220%
2009	125,169	2,040	41,330	462,071	41,330	369%	252%
2010	148,217	7,158	63,049	538,967	63,049	364%	247%
2011	209,725	17,719	92,826	723,228	92,826	345%	245%
2012	254,591	35,799	131,761	677,723	131,761	266%	226%
2013	391,520	95,067	282,842	970,750	282,842	248%	211%
2014 (1)	406,181	151,074	416,988	973,591	411,629	240%	204%
2015	446,754	256,606	543,201	943,421	546,368	211%	205%
2016	458,288	369,988	730,522	937,082	737,666	204%	201%
2017 YTD	116,389	115,773	229,062	233,726	229,062	201%	201%
Subtotal	3,361,781	1,067,794	2,599,087	8,887,139	2,604,039
Americas-Insolvency
1996-2006	54,396	—	504	91,172	504	168%	145%
2007	78,524	125	385	106,044	385	135%	150%
2008	108,578	567	1,211	169,039	1,211	156%	163%
2009	155,998	—	4,756	472,272	4,756	303%	214%
2010	208,971	—	6,760	548,761	6,760	263%	184%
2011	180,586	—	1,479	366,064	1,479	203%	155%
2012	251,733	5,198	15,306	382,250	15,306	152%	136%
2013	228,036	31,420	49,512	343,008	49,512	150%	133%
2014 (1)	148,934	47,808	66,907	209,143	66,815	140%	124%
2015	64,000	45,465	55,398	81,372	55,398	127%	125%
2016	94,121	72,644	88,054	115,025	87,671	122%	123%
2017 YTD	66,451	66,450	83,932	84,143	83,932	127%	127%
Subtotal	1,640,328	269,677	374,204	2,968,293	373,729
Total Americas	5,002,109	1,337,471	2,973,291	11,855,432	2,977,768
Europe-Core
2012	20,457	—	67	33,548	52	164%	187%
2013	20,370	809	1,561	22,123	1,176	109%	119%
2014 (1)	797,876	368,473	1,244,100	2,077,970	1,030,923	260%	208%
2015	423,670	261,171	550,910	727,222	481,992	172%	160%
2016	351,499	306,747	524,318	584,620	512,551	166%	167%
2017 YTD	39,537	38,942	62,965	64,050	62,965	162%	162%
Subtotal	1,653,409	976,142	2,383,921	3,509,533	2,089,659
Europe-Insolvency
2014	10,876	3,185	8,582	18,501	7,366	170%	129%
2015	19,420	10,279	19,658	28,913	16,464	149%	139%
2016	43,093	33,749	46,663	56,099	44,375	130%	130%
2017 YTD	6,069	6,054	7,737	7,763	7,737	128%	128%
Subtotal	79,458	53,267	82,640	111,276	75,942
Total Europe	1,732,867	1,029,409	2,466,561	3,620,809	2,165,601
Total PRA Group	$6,734,976	$2,366,880	$5,439,852	$15,476,241	$5,143,369

(1)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)	The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

(3)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(4)	For our international amounts, Net Finance Receivables are presented at the March 31, 2017 exchange rate.

(5)	For our international amounts, ERC-Historical Period Exchange Rates is presented at the period-end exchange rate for the respective quarter of purchase.

(6)	For our international amounts, TEC is presented at the period-end exchange rate for the respective quarter of purchase.

(7)	For our international amounts, ERC-Current Period Exchange Rates is presented at the March 31, 2017 exchange rate.

Portfolio Financial Information Year-to-date as of March 31, 2017 Amounts in thousands

Purchase Period	Purchase Price (3)	Cash Collections (2)	Gross Revenue (2)	Amortization (2)	Allowance (2)	Net Revenue (2)	Net Finance Receivables as of March 31, 2017(4)
Americas-Core
1996-2006	$458,636	$2,370	$1,840	$530	$—	$1,840	$3,927
2007	179,832	1,688	1,077	611	—	1,077	6,124
2008	166,479	1,741	992	749	75	917	6,519
2009	125,169	3,115	2,328	787	200	2,128	2,040
2010	148,217	4,831	3,505	1,326	—	3,505	7,158
2011	209,725	10,045	7,675	2,370	—	7,675	17,719
2012	254,591	12,025	7,626	4,399	—	7,626	35,799
2013	391,520	23,631	15,904	7,727	235	15,669	95,067
2014 (1)	406,181	34,542	22,262	12,280	217	22,045	151,074
2015	446,754	56,350	26,085	30,265	297	25,788	256,606
2016	458,288	71,889	37,859	34,030	—	37,859	369,988
2017 YTD	116,389	4,679	4,069	610	—	4,069	115,773
Subtotal	3,361,781	226,906	131,222	95,684	1,024	130,198	1,067,794
Americas-Insolvency
1996-2006	54,396	39	39	—	—	39	—
2007	78,524	45	21	24	—	21	125
2008	108,578	86	41	45	100	(59)	567
2009	155,998	451	451	—	—	451	—
2010	208,971	750	689	61	20	669	—
2011	180,586	1,508	1,508	—	—	1,508	—
2012	251,733	11,012	6,609	4,403	—	6,609	5,198
2013	228,036	13,308	3,435	9,873	—	3,435	31,420
2014 (1)	148,934	9,799	2,990	6,809	—	2,990	47,808
2015	64,000	4,687	1,044	3,643	—	1,044	45,465
2016	94,121	7,918	1,743	6,175	—	1,743	72,644
2017 YTD	66,451	210	210	—	—	210	66,450
Subtotal	1,640,328	49,813	18,780	31,033	120	18,660	269,677
Total Americas	5,002,109	276,719	150,002	126,717	1,144	148,858	1,337,471
Europe-Core
2012	20,457	500	500	—	—	500	—
2013	20,370	305	206	99	62	144	809
2014 (1)	797,876	55,787	30,617	25,170	238	30,379	368,473
2015	423,670	21,424	7,673	13,751	681	6,992	261,171
2016	351,499	18,985	6,647	12,338	554	6,093	306,747
2017 YTD	39,537	1,080	486	594	—	486	38,942
Subtotal	1,653,409	98,081	46,129	51,952	1,535	44,594	976,142
Europe-Insolvency
2014	10,876	767	346	421	—	346	3,185
2015	19,420	1,290	261	1,029	—	261	10,279
2016	43,093	2,947	466	2,481	—	466	33,749
2017 YTD	6,069	26	10	16	—	10	6,054
Subtotal	79,458	5,030	1,083	3,947	—	1,083	53,267
Total Europe	1,732,867	103,111	47,212	55,899	1,535	45,677	1,029,409
Total PRA Group	$6,734,976	$379,830	$197,214	$182,616	$2,679	$194,535	$2,366,880

(1)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)	For our international amounts, amounts are presented using the average exchange rates during the current reporting period.

(3)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(4)	For our international amounts, net finance receivables are presented at the March 31, 2017 exchange rate.

The following table, which excludes any proceeds from cash sales of finance receivables, illustrate historical cash collections, by year, on our portfolios.
Cash Collections by Year, By Year of Purchase (2) as of March 31, 2017 Amounts in thousands

		Cash Collections
Purchase Period	Purchase Price (3)	1996- 2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017 YTD	Total
Americas-Core
1996-2006	$458,636	$861,003	$195,738	$135,589	$99,674	$77,459	$64,555	$49,820	$35,711	$25,488	$18,293	$11,862	$2,370	$1,577,562
2007	179,832	—	39,412	87,039	69,175	60,230	50,996	39,585	28,244	19,759	14,198	8,883	1,688	419,209
2008	166,479	—	—	47,253	72,080	62,363	53,654	42,850	31,307	21,027	13,786	8,989	1,741	355,050
2009	125,169	—	—	—	40,703	95,627	84,339	69,385	51,121	35,555	24,896	16,000	3,115	420,741
2010	148,217	—	—	—	—	47,076	113,554	109,873	82,014	55,946	38,110	24,515	4,831	475,919
2011	209,725	—	—	—	—	—	61,971	174,461	152,908	108,513	73,793	48,711	10,045	630,402
2012	254,591	—	—	—	—	—	—	56,901	173,589	146,198	97,267	59,981	12,025	545,961
2013	391,520	—	—	—	—	—	—	—	101,614	247,849	194,026	120,789	23,631	687,909
2014 (1)	406,181	—	—	—	—	—	—	—	—	92,660	253,448	170,311	34,542	550,961
2015	446,754	—	—	—	—	—	—	—	—	—	116,951	228,432	56,350	401,733
2016	458,288	—	—	—	—	—	—	—	—	—	—	138,723	71,889	210,612
2017 YTD	116,389	—	—	—	—	—	—	—	—	—	—	—	4,679	4,679
Subtotal	3,361,781	861,003	235,150	269,881	281,632	342,755	429,069	542,875	656,508	752,995	844,768	837,196	226,906	6,280,738
Americas-Insolvency
1996-2006	54,396	34,138	24,166	14,822	8,212	4,518	2,141	1,023	678	437	302	193	39	90,669
2007	78,524	—	2,850	27,972	25,630	22,829	16,093	7,551	1,206	714	500	270	45	105,660
2008	108,578	—	—	14,024	35,894	37,974	35,690	28,956	11,650	1,884	1,034	635	86	167,827
2009	155,998	—	—	—	16,635	81,780	102,780	107,888	95,725	53,945	5,781	2,531	451	467,516
2010	208,971	—	—	—	—	39,486	104,499	125,020	121,717	101,873	43,649	5,008	750	542,002
2011	180,586	—	—	—	—	—	15,218	66,379	82,752	85,816	76,915	35,996	1,508	364,584
2012	251,733	—	—	—	—	—	—	17,388	103,610	94,141	80,079	60,715	11,012	366,945
2013	228,036	—	—	—	—	—	—	—	52,528	82,596	81,679	63,386	13,308	293,497
2014 (1)	148,934	—	—	—	—	—	—	—	—	37,045	50,880	44,313	9,799	142,037
2015	64,000	—	—	—	—	—	—	—	—	—	3,395	17,892	4,687	25,974
2016	94,121	—	—	—	—	—	—	—	—	—	—	18,869	7,918	26,787
2017 YTD	66,451	—	—	—	—	—	—	—	—	—	—	—	210	210
Subtotal	1,640,328	34,138	27,016	56,818	86,371	186,587	276,421	354,205	469,866	458,451	344,214	249,808	49,813	2,593,708
Total Americas	5,002,109	895,141	262,166	326,699	368,003	529,342	705,490	897,080	1,126,374	1,211,446	1,188,982	1,087,004	276,719	8,874,446
Europe-Core
2012	20,457	—	—	—	—	—	—	11,604	8,995	5,641	3,175	2,198	500	32,113
2013	20,370	—	—	—	—	—	—	—	7,068	8,540	2,347	1,326	305	19,586
2014 (1)	797,876	—	—	—	—	—	—	—	—	153,180	291,980	246,365	55,787	747,312
2015	423,670	—	—	—	—	—	—	—	—	—	45,760	100,263	21,424	167,447
2016	351,499	—	—	—	—	—	—	—	—	—	—	40,368	18,985	59,353
2017 YTD	39,537	—	—	—	—	—	—	—	—	—	—	—	1,080	1,080
Subtotal	1,653,409	—	—	—	—	—	—	11,604	16,063	167,361	343,262	390,520	98,081	1,026,891
Europe-Insolvency
2014	10,876	—	—	—	—	—	—	—	—	5	4,297	3,921	767	8,990
2015	19,420	—	—	—	—	—	—	—	—	—	2,954	4,366	1,290	8,610
2016	43,093	—	—	—	—	—	—	—	—	—	—	6,175	2,947	9,122
2017 YTD	6,069	—	—	—	—	—	—	—	—	—	—	—	26	26
Subtotal	79,458	—	—	—	—	—	—	—	—	5	7,251	14,462	5,030	26,748
Total Europe	1,732,867	—	—	—	—	—	—	11,604	16,063	167,366	350,513	404,982	103,111	1,053,639
Total PRA Group	$6,734,976	$895,141	$262,166	$326,699	$368,003	$529,342	$705,490	$908,684	$1,142,437	$1,378,812	$1,539,495	$1,491,986	$379,830	$9,928,085

(1)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)	For our international amounts, cash collections are presented using the average exchange rates during the cash collection period.

(3)
For our international amounts, purchase price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

Estimated Remaining Collections
The following chart shows our ERC by geographical region at March 31, 2017 (amounts in millions).
Seasonality
Cash collections in the Americas tend to be higher in the first and second quarters of the year and lower in the third and fourth quarters of the year; cash collections in Europe tend to be higher in the third and fourth quarters of the year. Customer payment patterns are affected by seasonal employment trends, income tax refunds and holiday spending habits geographically.
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.
Cash Collections by Geography and Type Amounts in thousands

	2017	2016				2015
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Americas-Core	$226,906	$193,360	$210,524	$213,741	$219,571	$195,835	$210,725	$218,838
Americas-Insolvency	49,813	52,988	60,429	67,745	68,646	73,842	81,865	92,974
Europe-Core	98,081	97,429	96,028	102,972	94,091	97,149	85,635	76,602
Europe-Insolvency	5,030	4,974	4,719	2,744	2,025	2,545	2,528	1,210
Total Cash Collections	$379,830	$348,751	$371,700	$387,202	$384,333	$369,371	$380,753	$389,624
The following table provides additional details on the composition of our U.S. Core cash collections for the periods indicated.
Domestic Portfolio Core Cash Collections by Source Amounts in thousands

	2017	2016				2015
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Call Center and Other Collections	$127,368	$103,595	$115,454	$119,568	$127,851	$108,979	$117,560	$121,148
External Legal Collections	40,267	35,231	36,415	40,369	43,203	42,432	47,318	49,995
Internal Legal Collections	34,937	31,458	33,206	34,505	39,080	38,998	41,338	42,482
Total Domestic Core Cash Collections	$202,572	$170,284	$185,075	$194,442	$210,134	$190,409	$206,216	$213,625

Collections Productivity (Domestic Portfolio)
The following tables display collections productivity measures that we track.
Cash Collections per Collector Hour Paid Domestic Portfolio

	Total domestic core cash collections (1)
	2017	2016	2015	2014	2013
First Quarter	$254	$274	$247	$223	$193
Second Quarter	—	269	245	220	190
Third Quarter	—	281	250	217	191
Fourth Quarter	—	248	239	203	190

	Call center and other cash collections (2)
	2017	2016	2015	2014	2013
First Quarter	$161	$168	$143	$119	$107
Second Quarter	—	167	141	107	104
Third Quarter	—	177	145	112	104
Fourth Quarter	—	153	139	110	100

(1)
Represents total cash collections less Insolvency cash collections from trustee-administered accounts. This metric includes cash collections from Insolvency accounts administered by the Core call centers as well as cash collections generated by our internal staff of legal collectors. This calculation does not include hours paid to our internal staff of legal collectors or to employees processing the required notifications to trustees on Insolvency accounts.

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
Our ability to profitably purchase and liquidate pools of Insolvency accounts provides diversity to our nonperforming loan purchasing business. Although we generally purchase Insolvency portfolios from many of the same consumer lenders from whom we acquire Core customer portfolios, the volumes and pricing characteristics as well as the competitors are different. Based upon market dynamics, the profitability of portfolios purchased in the Insolvency and Core markets may differ over time. We have found periods when Insolvency accounts were more profitable and other times when Core accounts were more profitable. When pricing becomes more competitive due to reduced portfolios available for purchase or increased demand from competitors entering or increasing their presence in the market, prices tend to go up, driving down the purchase price multiples and lowering the overall expected returns. When pricing relaxes due to market dynamics, purchase price multiples tend to increase, thereby increasing the expected returns.

In order to collect our Core portfolios, we generally need to employ relatively higher amounts of labor and incur additional collection costs to generate each dollar of cash collections as compared with Insolvency portfolios. In order to achieve acceptable levels of net return on investment (after direct expenses), we are generally targeting a higher Total Estimated Collections to purchase price multiple for Core portfolios. On the other hand, Insolvency accounts generate the majority of their cash collections through the efforts of insolvency courts and trustees. In this process, cash is remitted to our Company with no corresponding cost other than the cost of filing claims at the time of purchase, court fees associated with the filing of ownership claim transfers and general administrative costs for monitoring the progress of each account through the insolvency process. As a result, collection costs are much lower for us when liquidating a pool of Insolvency accounts as compared to a pool of Core accounts, but conversely the price we pay for Insolvency accounts is generally higher than Core accounts. We generally target similar net returns on investment (measured after direct expenses) for Insolvency and Core portfolios at any given point in the market cycles. However, because of the lower related collection costs, we can pay more for Insolvency portfolios, which causes the estimated total cash collections to purchase price multiples of Insolvency pools generally to be lower. In summary, compared to a similar investment in a pool of Core accounts, to the extent both pools had identical targeted net returns on investment (measured after direct expenses), the Insolvency pool would be expected to generate less revenue, less direct expenses, similar operating income, and a higher operating margin. From time to time, especially in Europe, we purchase Core portfolios which consist of a majority of previously charged-off accounts which are now paying based on established payment plans. These portfolios have some of the same financial dynamics as Insolvency accounts, with lower collection costs and lower purchase price multiples.
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
The following table displays our quarterly portfolio purchases for the periods indicated.
Portfolio Purchases by Geography and Type Amounts in thousands

	2017	2016				2015
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Americas-Core	$115,166	$91,800	$95,452	$130,529	$136,057	$120,554	$90,912	$98,317
Americas-Insolvency	67,123	20,929	16,760	33,723	22,952	20,589	9,300	19,111
Europe-Core	39,505	80,129	34,240	68,835	171,038	79,735	240,385	88,499
Europe-Insolvency	6,020	6,943	14,803	16,410	6,731	4,976	3,959	2,450
Total Portfolio Purchases	$227,814	$199,801	$161,255	$249,497	$336,778	$225,854	$344,556	$208,377
Portfolio Purchases by Stratifications (Domestic Only)
The following table categorizes our quarterly domestic portfolio purchases for the periods indicated into major asset type and delinquency category. Over the past 20 years, we have acquired more than 44 million customer accounts in the U.S. alone.
Domestic Portfolio Purchases by Stratification (Major Asset Type) Amounts in thousand

	2017	2016				2015
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Major Credit Cards	$57,615	$35,306	$38,858	$48,471	$68,072	$32,734	$25,104	$23,978
Consumer Finance	7,987	5,678	1,309	1,616	2,533	2,616	2,513	2,947
Private Label Credit Cards	73,473	56,681	54,969	86,331	62,104	93,660	65,456	89,066
Auto Deficiency	30,191	6,104	—	831	411	7,032	557	—
Total	$169,266	$103,769	$95,136	$137,249	$133,120	$136,042	$93,630	$115,991

Domestic Portfolio Purchases by Stratification (Delinquency Category) Amounts in thousand

	2017	2016				2015
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Fresh (1)	$43,786	$30,919	$30,114	$42,048	$37,036	$37,450	$27,899	$39,555
Primary (2)	726	2,672	1,568	29,990	26,240	37,994	25,517	12,462
Secondary (3)	49,794	48,005	51,630	51,019	43,841	36,804	28,667	40,029
Tertiary (3)	1,111	557	—	—	1,843	2,298	—	2,260
Insolvency	67,123	20,930	11,145	13,702	22,952	20,589	9,299	19,111
Other (4)	6,726	686	679	490	1,208	907	2,248	2,574
Total	$169,266	$103,769	$95,136	$137,249	$133,120	$136,042	$93,630	$115,991

(1)
Fresh accounts are typically past due 120 to 270 days, charged-off by the credit originator and are either being sold prior to any post-charge-off collection activity or placement with a third-party for the first time.

(2)	Primary accounts are typically 360 to 450 days past due and charged-off and have been previously placed with one contingent fee servicer.

(3)	Secondary and tertiary accounts are typically more than 660 days past due and charged-off and have been placed with two or three contingent fee servicers.

(4)	Other accounts are typically two to three years or more past due and charged-off and have previously been worked by four or more contingent fee servicers.
Liquidity and Capital Resources
We manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of March 31, 2017, cash and cash equivalents totaled $82.1 million. Of the cash and cash equivalent balance as of March 31, 2017, $69.6 million consisted of cash on hand related to foreign operations with indefinitely reinvested earnings. See the "Undistributed Earnings of Foreign Subsidiaries" section below for more information.
At March 31, 2017, we had approximately $1.7 billion in borrowings outstanding with $712.6 million of availability under all of our credit facilities (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of March 31, 2017, the amount available to be drawn was $285.7 million. Of the $712.6 million of borrowing availability, $557.6 million was available under our European credit facility and $155.0 million was available under our North American credit facility. Of the $285.7 million available considering borrowing base restrictions, $157.9 million was available under our European credit facility and $127.8 million was available under our North American credit facility. The primary borrowing base under both credit facilities is ERC of the respective finance receivables portfolios. For more information, see Note 4.
An additional funding source is interest-bearing deposits generated in Europe. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.5 billion (approximately $167.8 million as of March 31, 2017). Interest-bearing deposits as of March 31, 2017 were $78.8 million.
We believe we were in compliance with the covenants of our financing arrangements as of March 31, 2017.
As discussed in Note 11, we sold our government services business in January 2017 for $91.5 million in cash plus additional consideration for certain balance sheet items.
We have the ability to slow the purchasing of finance receivables if necessary, with low impact to current year cash collections. For example, acquisitions of finance receivables, net of buybacks, totaled $890.8 million in 2016. The portfolios purchased in 2016 generated $204.1 million of cash collections, representing only 13.7% of 2016 cash collections.
Contractual obligations over the next year are primarily related to debt maturities and purchase commitments. A portion of our North American credit facility expires in December 2017, and the remaining portion expires in December 2020. Of the $643.0 million outstanding under our North American revolving credit facility at March 31, 2017, $141.1 million is due within one year. Our European credit facility expires in February 2021. Of our $712.7 million in long-term debt outstanding at March 31, 2017, $57.5 million is due within one year.
We have in place forward flow commitments for the purchase of nonperforming loans over the next twelve months with a maximum purchase price of $437.7 million as of March 31, 2017. We may also enter into new or renewed flow commitments and close on spot transactions in addition to the aforementioned flow agreements.

For domestic income tax purposes, we recognize revenue from the collections of finance receivables using the cost recovery method. The Internal Revenue Service has audited and issued Notices of Deficiency for the tax years ended December 31, 2005 through 2012. It has asserted that tax revenue recognition using the cost recovery method does not clearly reflect taxable income. We have filed petitions in the U.S. Tax Court (the "Tax Court") challenging the deficiencies and believe we have sufficient support for the technical merits of our positions. On July 14, 2016, the Tax Court set the trial to begin on May 15, 2017. If we are unsuccessful in the Tax Court and any potential appeals, we may ultimately be required to pay the related deferred taxes, and possibly interest and penalties, which may require additional financing from other sources. Deferred tax liabilities related to this item were $241.9 million at March 31, 2017. Any adverse determination on this matter could result in our amending state tax returns for prior years, increasing our taxable income in those states. Our estimate of the potential federal and state interest is $117.6 million as of March 31, 2017. Accordingly, an adverse determination on this matter could have a material adverse effect on our liquidity. While the trial is set to begin on May 15, 2017, due to the administrative process involved, the final outcome is anticipated to occur between late 2018 and early 2021, depending on any appeals. Accordingly, an adverse outcome, if it was to occur, is not expected to impact the Company in the short term.
On October 22, 2015, our board of directors authorized a share repurchase program to purchase up to $125.0 million of our outstanding shares of common stock. Repurchases depend on prevailing market conditions and other factors. The repurchase program may be suspended or discontinued at any time. We made no repurchases during 2016 or the first quarter of 2017. At March 31, 2017, the maximum remaining purchase price for share repurchases under the program was approximately $45.0 million.
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
Cash Flows Analysis
Our operating activities provided cash of $32.7 million and $13.2 million for the three months ended March 31, 2017 and 2016, respectively. In these periods, cash from operations was generated primarily from net income earned through cash collections recognized as revenue and fee income received. In addition, changes in other accounts related to our operating activities impacted our cash from operations. We also had a gain on the sale of subsidiaries of $46.8 million during the three months ended March 31, 2017 which impacted our operating cash flows.
Our investing activities provided cash of $44.7 million and used cash of $169.6 million for the three months ended March 31, 2017 and 2016, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables and proceeds from business divestitures. Cash used in investing activities is primarily driven by acquisitions of nonperforming loans and business acquisitions. The increase in cash provided by investing activities is primarily due to the sale of subsidiaries during the three months ended March 31, 2017, which provided us with net proceeds of approximately $89.1 million. The decrease in cash used in investing activities is primarily due to a decrease in the amounts of acquisitions of finance receivables, which totaled $226.1 million for the three months ended March 31, 2017, compared to $321.6 million three months ended March 31, 2016. We also used cash of $25.0 million for business acquisitions during the three months ended March 31, 2016, compared to $0 during the three months ended March 31, 2017.
Our financing activities used cash of $90.3 million and provided cash of $145.7 million for the three months ended March 31, 2017 and 2016, respectively. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt. Cash for financing activities is normally provided by draws on our lines of credit and proceeds from long-term debt. The change in cash (used in)/provided by financing activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a decrease in our net borrowings on our lines of credit. During the three months ended March 31, 2017, we had net repayments on our lines of credit of $78.8 million compared to net draws of $155.6 million during the three months ended March 31, 2016.
Cash paid for interest was $20.3 million and $16.9 million for the three months ended March 31, 2017 and 2016, respectively. Interest was paid on our revolving credit facilities, long-term debt, 3.00% Convertible Senior Notes ("the Notes"), interest-bearing deposits and interest rate swap agreements. The increase during the three months ended March 31, 2017 as compared to three months ended March 31, 2016, was mainly the result of increases in the interest rates charged on our variable rate borrowings. Cash paid for income taxes was $4.9 million and $6.2 million for the three months ended March 31, 2017 and 2016, respectively.

Undistributed Earnings of Foreign Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of foreign subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for federal and state income tax has been provided thereon. If management's intentions change and eligible undistributed earnings of foreign subsidiaries are repatriated, we would be subject to additional U.S. income taxes and withholding taxes payable to various foreign jurisdictions, where applicable. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed foreign earnings. The amount of cash on hand related to foreign operations with indefinitely reinvested earnings was $69.6 million and $73.6 million as of March 31, 2017 and December 31, 2016, respectively. Refer to the Note 6 for further information related to our income taxes and undistributed foreign earnings.
Contractual Obligations
Our contractual obligations as of March 31, 2017 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$44,339	$10,379	$14,412	$9,233	$10,315
Revolving credit (1)	1,182,394	187,785	84,597	908,398	1,614
Long-term debt (2)	882,614	83,051	67,968	731,595	—
Purchase commitments (3)	439,137	439,137	—	—	—
Employment agreements	8,021	8,021	—	—	—
Total	$2,556,505	$728,373	$166,977	$1,649,226	$11,929

(1)
This amount includes estimated interest and unused line fees due on our revolving credit and assumes that the outstanding balances on the revolving credit remain constant from the March 31, 2017 balances to maturity.

(2)	This amount includes scheduled interest and principal payments on our term loans and the Notes.

(3)
This amount includes the maximum remaining amount to be purchased under forward flow and other contracts for the purchase of defaulted finance receivables in the amount of approximately $437.7 million.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Recent Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 10.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are discussed in Note 1 to our Consolidated Financial Statements included in Part II, Item 8 of our 2016 Form 10-K. Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets, and liabilities.
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
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.5 billion as of March 31, 2017. Assuming a 50 basis point decrease in interest rates, for example, interest expense over the following twelve months would decrease by an estimated $5.0 million. Assuming a 50 basis point increase in interest rates, interest expense over the following twelve months would increase by an estimated $5.3 million.
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

The fair value of our interest rate swap agreements was a net liability of $3.0 million at March 31, 2017. A hypothetical 50 basis point decrease in interest rates would cause a decrease in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be a liability of $9.8 million at March 31, 2017. Conversely, a hypothetical 50 basis point increase in interest rates would cause an increase in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be an asset of $3.3 million at March 31, 2017.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in foreign currencies, including the euro, the Great British pound, the Canadian dollar, Norwegian kroner, Swiss franc, Danish kroner, Swedish kroner, Polish zloty, and Brazilian real. In the three months ended March 31, 2017, we generated $62.6 million of revenues from operations outside the U.S. and used eight functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.
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
When an entity's functional currency is different than the reporting currency of its parent, foreign currency translation adjustments may occur. Foreign currency translation adjustments are included as a component of other comprehensive income/(loss) in our consolidated statements of comprehensive income and as a component of equity in our consolidated balance sheets.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of March 31, 2017, refer to Note 8.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our 2016 Form 10-K.
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

10.1	Form of Performance Stock Unit Agreement *
10.2	Form of Restricted Stock Unit Agreement *
10.3	Employment Agreement, dated February 23, 2017, by and between Kevin P. Stevenson and PRA Group, Inc. *
10.4	Executive Chairman Agreement, dated February 23, 2017, by and between Steven D. Fredrickson and PRA Group, Inc. *
31.1	Section 302 Certifications of Chief Executive Officer.
31.2	Section 302 Certifications of Chief Financial Officer.
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkable Document
101.LAB	XBRL Taxonomy Extension Label Linkable Document
101.PRE	XBRL Taxonomy Extension Presentation Linkable Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
________________________________________
* Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

May 9, 2017	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Chairman of the Board of Directors, and Chief Executive Officer
(Principal Executive Officer)

May 9, 2017	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)