Form 10-Q
period 2017-06-30
PRA GROUP INC
filed 2017-08-09
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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
Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to h Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☑
The number of shares of the registrant's common stock outstanding as of August 3, 2017 was 45,167,296.

Part I. Financial Information
Item 1. Financial Statements

PRA Group, Inc.
Consolidated Balance Sheets
June 30, 2017 and December 31, 2016
(Amounts in thousands)

	(unaudited)
	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$92,756	$94,287
Investments	76,438	68,543
Finance receivables, net	2,520,883	2,307,969
Other receivables, net	11,306	11,650
Income taxes receivable	2,865	9,427
Net deferred tax asset	37,299	28,482
Property and equipment, net	36,532	38,744
Goodwill	516,165	499,911
Intangible assets, net	25,878	27,935
Other assets	40,489	33,808
Assets held for sale	—	43,243
Total assets	$3,360,611	$3,163,999
Liabilities and Equity
Liabilities:
Accounts payable	$3,694	$2,459
Accrued expenses	77,869	82,699
Income taxes payable	19,793	19,631
Net deferred tax liability	250,821	258,344
Interest-bearing deposits	92,479	76,113
Borrowings	1,899,148	1,784,101
Other liabilities	3,094	10,821
Liabilities held for sale	—	4,220
Total liabilities	2,346,898	2,238,388
Redeemable noncontrolling interest	8,860	8,448
Equity:
Preferred stock, par value $0.01, authorized shares, 2,000, issued and outstanding shares, 0	—	—
Common stock, par value $0.01, authorized shares, 100,000, issued and outstanding shares, 45,166 at June 30, 2017; 100,000 authorized shares, 46,356 issued and outstanding shares at December 31, 2016	452	464
Additional paid-in capital	49,928	66,414
Retained earnings	1,109,207	1,049,367
Accumulated other comprehensive loss	(204,213)	(251,944)
Total stockholders' equity - PRA Group, Inc.	955,374	864,301
Noncontrolling interest	49,479	52,862
Total equity	1,004,853	917,163
Total liabilities and equity	$3,360,611	$3,163,999
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the three and six months ended June 30, 2017 and 2016
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Income recognized on finance receivables, net	$190,843	$204,008	$385,378	$410,515
Fee income	6,344	22,347	16,202	38,613
Other revenue	3,145	2,101	5,310	4,210
Total revenues	200,332	228,456	406,890	453,338
Operating expenses:
Compensation and employee services	66,771	64,793	135,239	131,558
Legal collection expenses	31,202	33,897	62,930	64,029
Agency fees	9,254	11,309	20,054	22,193
Outside fees and services	18,061	15,876	31,346	31,684
Communication	7,254	8,423	16,391	18,305
Rent and occupancy	3,387	4,038	7,170	7,834
Depreciation and amortization	5,041	6,085	10,256	12,155
Other operating expenses	11,046	11,279	21,931	21,930
Total operating expenses	152,016	155,700	305,317	309,688
Income from operations	48,316	72,756	101,573	143,650
Other income and (expense):
Gain on sale of subsidiaries	1,322	—	48,167	—
Interest expense	(22,506)	(20,569)	(43,763)	(40,528)
Foreign exchange (loss)/gain	(2,516)	2,029	(337)	179
Income before income taxes	24,616	54,216	105,640	103,301
Provision for income taxes	10,766	17,348	42,175	33,580
Net income	13,850	36,868	63,465	69,721
Adjustment for net income attributable to noncontrolling interest	2,177	412	3,625	1,282
Net income attributable to PRA Group, Inc.	$11,673	$36,456	$59,840	$68,439
Net income per common share attributable to PRA Group, Inc.:
Basic	$0.25	$0.79	$1.30	$1.48
Diluted	$0.25	$0.79	$1.29	$1.48
Weighted average number of shares outstanding:
Basic	45,941	46,333	46,173	46,288
Diluted	46,060	46,402	46,344	46,387
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the three and six months ended June 30, 2017 and 2016
(unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$13,850	$36,868	$63,465	$69,721
Other comprehensive income:
Change in foreign currency translation	27,022	(12,980)	41,845	23,714
Total comprehensive income	40,872	23,888	105,310	93,435
Comprehensive income attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	2,177	412	3,625	1,282
Change in foreign currency translation	(2,241)	4,818	(5,886)	8,786
Comprehensive (loss)/income attributable to noncontrolling interest	(64)	5,230	(2,261)	10,068
Comprehensive income attributable to PRA Group, Inc.	$40,936	$18,658	$107,571	$83,367
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statement of Changes in Equity
For the six months ended June 30, 2017
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2016	46,356	$464	$66,414	$1,049,367	$(251,944)	$52,862	$917,163
Components of comprehensive income:
Net income	—	—	—	59,840	—	4,277	64,117
Foreign currency translation adjustment	—	—	—	—	47,731	(6,950)	40,781
Distributions paid to noncontrolling interest	—	—	—	—	—	(710)	(710)
Equity component of convertible debt	—	—	44,910	—	—	—	44,910
Deferred taxes on equity component of convertible debt	—	—	(18,213)	—	—	—	(18,213)
Vesting of nonvested shares	122	1	(1)	—	—	—	—
Repurchase and cancellation of common stock	(1,312)	(13)	(44,896)	___	—	—	(44,909)
Amortization of share-based compensation	—	—	4,045	—	—	—	4,045
Employee stock relinquished for payment of taxes	—	—	(2,331)	—	—	—	(2,331)
Balance at June 30, 2017	45,166	$452	$49,928	$1,109,207	$(204,213)	$49,479	$1,004,853
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2017 and 2016
(unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$63,465	$69,721
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	4,045	6,136
Depreciation and amortization	10,256	12,155
Gain on sale of subsidiaries	(48,167)	—
Amortization of debt discount and issuance costs	7,527	5,436
Deferred tax (benefit)/expense	(32,852)	8,450
Net foreign currency transaction gain	(857)	(481)
Other	(3,314)	—
Changes in operating assets and liabilities:
Other assets	(2,673)	1,908
Other receivables, net	880	1,139
Accounts payable	1,028	(766)
Income taxes payable, net	6,182	(15,962)
Accrued expenses	(12,186)	(19,910)
Other liabilities	(7,736)	15,499
Net cash (used in)/provided by operating activities	(14,402)	83,325
Cash flows from investing activities:
Purchases of property and equipment	(6,854)	(9,450)
Acquisition of finance receivables, net of buybacks	(514,036)	(538,122)
Collections applied to principal on finance receivables	369,127	361,020
Business acquisitions, net of cash acquired	—	(65,176)
Proceeds from sale of subsidiaries, net	92,997	—
Purchase of investments	(3,569)	—
Proceeds from sales and maturities of investments	6,237	8,837
Net cash used in investing activities	(56,098)	(242,891)
Cash flows from financing activities:
Proceeds from lines of credit	653,822	645,362
Principal payments on lines of credit	(1,180,458)	(465,426)
Repurchases of common stock	(44,909)	—
Tax withholdings related to share-based payments	(2,331)	(2,442)
Distributions paid to noncontrolling interest	(710)	(218)
Principal payments on long-term debt	(10,012)	(10,000)
Proceeds from long-term debt	310,000	—
Payments of debt issuance costs	(18,218)	(8,552)
Net increase in interest-bearing deposits	9,386	10,220
Proceeds from convertible debt	345,000	—
Net cash provided by financing activities	61,570	168,944
Effect of exchange rate on cash	7,399	36,321
Net (decrease)/increase in cash and cash equivalents	(1,531)	45,699
Cash and cash equivalents, beginning of period	94,287	71,372
Cash and cash equivalents, end of period	$92,756	$117,071
Supplemental disclosure of cash flow information:
Cash paid for interest	$35,564	$30,469
Cash paid for income taxes	70,036	39,572
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

1. Organization and Business:
As used herein, the terms "PRA Group," "the Company," or similar terms refer to PRA Group, Inc. and its subsidiaries.
PRA Group, Inc., a Delaware corporation, and its subsidiaries, is a global financial and business services company with operations in the Americas and Europe. The Company's primary business is the purchase, collection and management of portfolios of nonperforming loans. The Company also provides the following fee-based services: class action claims recovery services and purchases; servicing of consumer bankruptcy accounts in the United States ("U.S."); and, to a lesser extent, contingent collections of nonperforming loans in Europe and South America.
The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Under the guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280 "Segment Reporting" ("ASC 280"), the Company has determined that it has several operating segments that meet the aggregation criteria of ASC 280, and, therefore, it has one reportable segment, accounts receivable management, based on similarities among the operating units, including economic characteristics, the nature of the products and services, the nature of the production processes, the types or class of customer for their products and services, the methods used to distribute their products and services and the nature of the regulatory environment.
The following table shows the amount of revenue generated for the three and six months ended June 30, 2017 and 2016, respectively, and long-lived assets held at June 30, 2017 and 2016, respectively, both for the U.S, the Company's country of domicile, and outside of the U.S. (amounts in thousands):

	As Of And For The		As Of And For The
	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$134,510	$28,517	$165,639	$35,542
Outside the United States	65,822	8,015	62,817	11,310
Total	$200,332	$36,532	$228,456	$46,852

	As Of And For The		As Of And For The
	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$278,438	$28,517	$336,146	$35,542
Outside the United States	128,452	8,015	117,192	11,310
Total	$406,890	$36,532	$453,338	$46,852
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment. The Company reports revenues earned from its debt purchasing and collection activities and its fee-based services. It is impracticable for the Company to report further breakdowns of revenues from external customers by product or service.
The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's consolidated balance sheet as of June 30, 2017, its consolidated income statements and statements of comprehensive income/(loss) for the three and six months ended June 30, 2017 and 2016, its consolidated statement of changes in equity for the six months ended June 30, 2017, and its consolidated statements of cash flows for the six months ended June 30, 2017 and 2016, have been included. The consolidated income statements of the Company for the three and six months ended June 30, 2017 may not be indicative of future results. Certain prior period amounts have been reclassified for consistency with the current period presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2016 Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017 (the "2016 Form 10-K").

PRA Group, Inc.
Notes to Consolidated Financial Statements

2. Finance Receivables, net:
Changes in finance receivables, net for the three and six months ended June 30, 2017 and 2016 were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$2,366,880	$2,377,077	$2,307,969	$2,202,113
Acquisitions of finance receivables (1)	287,137	245,477	513,534	581,856
Foreign currency translation adjustment	50,698	(39,411)	68,507	(23,000)
Cash collections applied to principal and net allowance charges	(183,832)	(183,194)	(369,127)	(361,020)
Balance at end of period	$2,520,883	$2,399,949	$2,520,883	$2,399,949

(1)
Acquisitions of finance receivables are net of buybacks and include certain capitalized acquisition related costs. They also include the acquisition date finance receivables portfolios that are acquired in connection with certain business acquisitions.

During the three months ended June 30, 2017, the Company purchased finance receivables portfolios with a face value of $2.0 billion for $295.6 million. During the three months ended June 30, 2016, the Company purchased finance receivables portfolios with a face value of $2.4 billion for $249.5 million. During the six months ended June 30, 2017, the Company purchased finance receivables portfolios with a face value of $3.7 billion for $523.5 million. During the six months ended June 30, 2016, the Company purchased finance receivables portfolios with a face value of $6.0 billion for $586.3 million. At June 30, 2017, the estimated remaining collections ("ERC") on the receivables purchased during the three months ended June 30, 2017 and 2016 were $470.4 million and $332.6 million, respectively. At June 30, 2017, the ERC on the receivables purchased during the six months ended June 30, 2017 and 2016 were $830.6 million and $795.0 million, respectively. At June 30, 2017 and 2016, total ERC was $5.32 billion and $5.33 billion, respectively.
At the time of acquisition, the life of each pool is estimated based on projected amounts and timing of cash collections. Based upon current projections, cash collections expected to be applied to principal on finance receivables as of June 30, 2017 are estimated to be as follows for the 12 months in the periods ending June 30, (amounts in thousands):

2018	$706,261
2019	584,919
2020	452,771
2021	355,903
2022	215,494
2023	102,993
2024	55,080
2025	22,033
2026	19,297
2027	6,132
Total ERC expected to be applied to principal	$2,520,883
At June 30, 2017, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $112.4 million; at December 31, 2016, the amount was $105.5 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Changes in accretable yield for the three and six months ended June 30, 2017 and 2016 were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$2,776,446	$2,879,750	$2,740,006	$2,727,204
Income recognized on finance receivables, net	(190,843)	(204,008)	(385,378)	(410,515)
Additions	185,794	199,691	349,189	459,940
Reclassifications (to)/from nonaccretable difference	(22,450)	91,003	24,628	89,968
Foreign currency translation adjustment	54,643	(35,010)	75,145	64,829
Balance at end of period	$2,803,590	$2,931,426	$2,803,590	$2,931,426
The following is a summary of activity within the Company's valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$214,413	$124,588	$211,465	$114,861
Allowance charges	3,441	13,422	6,149	23,440
Reversal of previously recorded allowance charges	(120)	(502)	(149)	(622)
Net allowance charges	3,321	12,920	6,000	22,818
Foreign currency translation adjustment	1,041	(756)	1,310	(927)
Ending balance	$218,775	$136,752	$218,775	$136,752
3. Investments:
Investments consist of the following at June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
Available-for-sale
Government bonds and mutual funds	$3,659	$2,138
Held-to-maturity
Securitized assets	56,379	51,407
Other investments
Private equity funds	16,400	14,998
Total investments	$76,438	$68,543
Available-for-Sale
Government bonds and mutual funds: The Company's investments in government bonds and mutual funds are classified as available-for-sale and are stated at fair value. Fair value is determined using quoted market prices. Unrealized gains and losses are included in comprehensive income and reported in equity.
Held-to-Maturity
Investments in securitized assets: The Company holds a majority interest in a closed-end Polish investment fund. The certificates, which provide a preferred return based on the expected net income of the portfolios, are accounted for as a beneficial interest in securitized financial assets and stated at amortized cost. The Company has determined it has the ability and intent to hold these certificates until maturity, which occurs when the fund terminates or liquidates its assets. The preferred return is not a guaranteed return. Income is recognized under FASB ASC Topic 325-40, "Beneficial Interest in Securitized Financial Assets" ("ASC 325-40"). Prior to April 1, 2017, income was recognized using the effective yield method. Effective April 1, 2017, the Company determined that it could not reasonably forecast the timing of future cash flows and accordingly began using the cost recovery method to recognize income.
The underlying securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments. Accordingly, it is difficult to accurately predict the final maturity date of these investments.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Revenues recognized on these investments are recorded in the Other Revenue line item in the consolidated income statement. During the three and six months ended June 30, 2017, revenues recognized on these investments were $0 and $1.4 million, respectively. During the three and six months ended June 30, 2016, revenues recognized on these investments were $1.6 million and $3.2 million, respectively.
Other Investments
Investments in private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 3% interest and are carried at cost. Distributions received from the partnerships are included in other revenue. Distributions received in excess of the Company's proportionate share of accumulated earnings are applied as a reduction of the cost of the investment. The aggregate carrying amount of cost-method investments for which cost exceeded fair value but for which an impairment loss was not recognized was $16.4 million and $15.0 million at June 30, 2017 and December 31, 2016, respectively. We evaluate the investments based on our estimated allocable share of the expected remaining cash flows of the funds as reported by the investment manager. Distributions received from these investments were $1.0 million and $3.9 million during the three and six months ended June 30, 2017, respectively. Distributions received from these investments were $0.3 million and $0.6 million during the three and six months ended June 30, 2016, respectively.
The amortized cost and estimated fair value of available-for sale and held-to-maturity investments at June 30, 2017 and December 31, 2016 were as follows (amounts in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds and mutual funds	$3,580	$82	$3	$3,659
Held-to-maturity
Securitized assets	56,379	4,138	—	60,517

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds and mutual funds	$2,161	$—	$23	$2,138
Held-to-maturity
Securitized assets	51,407	4,147	—	55,554
4. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	June 30, 2017	December 31, 2016
North American revolving credit	$210,715	$695,088
Term loans	754,986	430,764
European revolving credit	385,970	401,780
Convertible senior notes	632,500	287,500
Less: Debt discount and issuance costs	(85,023)	(31,031)
Total	$1,899,148	$1,784,101

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following principal payments are due on the Company's borrowings as of June 30, 2017 for the 12 month periods ending June 30, (amounts in thousands):

2018	$10,000
2019	10,000
2020	10,000
2021	988,456
2022	620,715
Thereafter	345,000
Total	$1,984,171
The Company believes it was in compliance with the covenants of its material financing arrangements as of June 30, 2017 and December 31, 2016.
North American Revolving Credit and Term Loan
On May 5, 2017, the Company amended and restated its existing credit agreement (as amended, and modified from time to time, the “North American Credit Agreement”) with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian administrative agent, and a syndicate of lenders named therein. The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.2 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $450.0 million term loan, (ii) a $705.0 million domestic revolving credit facility, and (iii) a $50.0 million Canadian revolving credit facility. The facility includes an optional increase in commitments for a $45.0 million accordion feature (at the option of the lenders) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sublimit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the North American Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the North American Credit Agreement) plus 0.50%, (b) Bank of America's prime rate, or (c) the one month Eurodollar rate plus 1.00%. Canadian Prime Rate Loans will bear interest at a rate per annum equal to the Canadian Prime Rate plus 1.50%. The loans under the North American Credit Agreement mature as of May 5, 2022. As of June 30, 2017, the unused portion of the North American Credit Agreement was $544.3 million. Considering borrowing base restrictions, as of June 30, 2017, the amount available to be drawn was $483.9 million.
The North American Credit Agreement is secured by a first priority lien on substantially all of the Company's assets. The North American Credit Agreement contains restrictive covenants and events of default, which are defined in the North American Credit Agreement, including the following:

•
borrowings under each of the domestic revolving loan facility and the Canadian revolving loan facility are subject to separate borrowing base calculations and may not exceed 35% of the ERC of all domestic or Canadian, as applicable, core eligible asset pools, plus 55% of ERC of domestic or Canadian, as applicable, insolvency eligible asset pools, plus 75% of domestic or Canadian, as applicable, eligible accounts receivable;

•	the consolidated total leverage ratio cannot exceed 2.75 to 1.0 as of the end of any fiscal quarter;

•	the consolidated senior secured leverage ratio cannot exceed 2.25 to 1.0 as of the end of any fiscal quarter;

•	subject to no default or event of default, cash dividends and distributions during any fiscal year cannot exceed $20.0 million;

•	subject to no default or event of default, stock repurchases during any fiscal year cannot exceed $100.0 million plus 50% of the prior year's net income;

•	permitted acquisitions during any fiscal year cannot exceed $250.0 million (with a $50.0 million per year sublimit for permitted acquisitions by non-loan parties);

•	indebtedness in the form of senior, unsecured convertible notes or other unsecured financings cannot exceed $750.0 million in the aggregate (without respect to the 2020 Notes (as defined below));

•	the Company must maintain positive consolidated income from operations during any fiscal quarter; and

•	restrictions on changes in control.
The revolving credit facility also bears an unused line fee of 0.375% per annum, payable quarterly in arrears.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Information on the outstanding balances and weighted average interest rates by type of borrowing under the North American Credit Agreement as of the dates indicated (dollar amounts in thousands):

	June 30, 2017		December 31, 2016
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Term loan	$450,000	3.73%	$150,000	3.27%
Revolving facility	$210,715	3.65%	$695,088	3.28%
European Revolving Credit Facility and Term Loan
On October 23, 2014, the Company entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (such agreement as later amended or modified, the "European Credit Agreement"). Under the terms of the European Credit Agreement, the credit facility includes an aggregate amount of approximately $1.2 billion (subject to the borrowing base), of which approximately $300.0 million is a term loan, accrues interest at the Interbank Offered Rate ("IBOR") plus 2.80%-3.90% under the revolving facility and 4.25%-4.50% under the term loan facility (as determined by the loan-to-value ratio ("LTV Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.26% per annum, of 35% of the margin, is payable monthly in arrears, and matures on February 19, 2021. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per annum, payable quarterly in arrears, and also matures February 19, 2021. As of June 30, 2017, the unused portion of the European Credit Agreement (including the overdraft facility) was $554.0 million. Considering borrowing base restrictions and other covenants, as of June 30, 2017, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $174.7 million.
The European Credit Agreement is secured by the shares of most of the Company's European subsidiaries and all intercompany loan receivables in Europe. The European Credit Agreement also contains restrictive covenants and events of default,which are defined in the European Credit Agreement, including the following:

•	the LTV Ratio cannot exceed 75%;

•	the GIBD Ratio in Europe cannot exceed 3.25 to 1.0 as of the end of any fiscal quarter;

•	interest bearing deposits in AK Nordic AB cannot exceed SEK 1,500,000,000; and

•	PRA Europe's cash collections must exceed 95% of Europe's ERC for the same set of portfolios, measured on a quarterly basis.
Information on the outstanding balances and weighted average interest rates by type of borrowing under the European Credit Agreement as the dates indicated (dollar amounts in thousands):

	June 30, 2017		December 31, 2016
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Term loan	$304,986	4.25%	$280,764	4.25%
Revolving facility	$385,970	4.04%	$401,780	4.06%
Convertible Senior Notes due 2020
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of its 3.00% Convertible Senior Notes due 2020 (the " 2020 Notes"). The 2020 Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "2013 Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. The 2013 Indenture contains customary terms and covenants, including certain events of default after which the 2020 Notes may be due and payable immediately. The 2020 Notes are senior unsecured obligations of the Company. Interest on the 2020 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. Prior to February 1, 2020, the 2020 Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the 2020 Notes will be convertible at any time. The Company does not have the right to redeem the 2020 Notes prior to maturity. As of June 30, 2017 and December 31, 2016, none of the conditions allowing holders of the 2020 Notes to convert their notes had occurred.
The conversion rate for the 2020 Notes is initially 15.2172 shares per $1,000 principal amount of 2020 Notes, which is equivalent to an initial conversion price of approximately $65.72 per share of the Company's common stock, and is subject to adjustment in certain circumstances pursuant to the 2013 Indenture. Upon conversion, holders of the 2020 Notes will receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's

PRA Group, Inc.
Notes to Consolidated Financial Statements

election. The Company's current intent is to settle conversions through combination settlement (i.e., the 2020 Notes would be converted into cash up to the aggregate principal amount, and shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election, for the remainder). As a result and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72.
The Company determined that the fair value of the 2020 Notes at the date of issuance was approximately $255.3 million, and designated the residual value of approximately $32.2 million as the equity component. Additionally, the Company allocated approximately $7.3 million of the $8.2 million 2020 Notes issuance cost as debt issuance cost and the remaining $0.9 million as equity issuance cost.
Convertible Senior Notes due 2023
On May 26, 2017, the Company completed the private offering of $345.0 million in aggregate principal amount of its 3.50% Convertible Senior Notes due 2023 (the " 2023 Notes" and, together with the 2020 Notes, the "Notes"). The 2023 Notes were issued pursuant to an Indenture, dated May 26, 2017 (the "2017 Indenture"), between the Company and Regions Bank, as trustee. The 2017 Indenture contains customary terms and covenants, including certain events of default after which the 2023 Notes may be due and payable immediately. The 2023 Notes are senior unsecured obligations of the Company. Interest on the Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year, beginning on December 1, 2017. Prior to March 1, 2023, the 2023 Notes will be convertible only upon the occurrence of specified events. On or after March 1, 2023, the 2023 Notes will be convertible at any time. The Company has the right, at its election, to redeem all or any part of the outstanding notes at any time on or after June 1, 2021 for cash, but only if the last reported sale price (as defined in the 2017 Indenture) exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on and including the trading day immediately before the date the Company sends the related redemption notice. As of June 30, 2017, none of the conditions allowing holders of the 2023 Notes to convert their notes had occurred.
The conversion rate for the 2023 Notes is initially 21.6275 shares per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $46.24 per share of the Company's common stock, and is subject to adjustment in certain circumstances pursuant to the 2017 Indenture. Upon conversion, holders of the 2023 Notes will receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. The Company's current intent is to settle conversions through combination settlement (i.e., the 2023 Notes would be converted into cash up to the aggregate principal amount, and shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election, for the remainder). As a result and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $46.24.
The Company determined that the fair value of the 2023 Notes at the date of issuance was approximately $298.8 million, and designated the residual value of approximately $46.2 million as the equity component. Additionally, the Company allocated approximately $8.3 million of the $9.6 million 2023 Notes issuance cost as debt issuance cost and the remaining $1.3 million as equity issuance cost.
The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	June 30, 2017	December 31, 2016
Liability component - principal amount	$632,500	$287,500
Unamortized debt discount	(61,155)	(17,930)
Liability component - net carrying amount	$571,345	$269,570
Equity component	$76,216	$31,306
The debt discount is being amortized into interest expense over the remaining life of the 2020 Notes and the 2023 Notes using the effective interest rate, which is 4.92% and 6.20%, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Interest expense related to the Notes was as follows for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense - stated coupon rate	$3,364	$2,156	$5,520	$4,312
Interest expense - amortization of debt discount	1,809	1,109	2,964	2,209
Total interest expense - convertible senior notes	$5,173	$3,265	$8,484	$6,521
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
The following table represents the changes in goodwill for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period:
Goodwill	$512,637	$531,267	$506,308	$501,553
Accumulated impairment loss	(6,397)	(6,397)	(6,397)	(6,397)
	506,240	524,870	499,911	495,156
Changes:
Acquisitions	—	22,776	—	27,518
Foreign currency translation adjustment	9,925	(3,309)	16,254	21,663
Net change in goodwill	9,925	19,467	16,254	49,181

Goodwill	516,165	550,734	516,165	550,734
Accumulated impairment loss	—	(6,397)	—	(6,397)
Balance at end of period:	$516,165	$544,337	$516,165	$544,337
The $22.8 million addition to goodwill during the three months ended June 30, 2016, was attributable to the acquisition of DTP S.A. ("DTP"). The goodwill recognized from the DTP acquisition is not expected to be deductible for U.S. income tax purposes.
The $27.5 million addition to goodwill during the six months ended June 30, 2016, was attributable to the acquisition of DTP during the second quarter and the acquisition of the assets of Recovery Management Systems Corporation ("RMSC") in the first quarter. The goodwill recognized from the RMSC acquisition is expected to be deductible for U.S. income tax purposes.
The change in accumulated impairment loss is related to the June 2017 sale of PRA Location Services, LLC ("PLS"), the goodwill of which was fully impaired during 2013.
6. Income Taxes:
The Company follows the guidance of FASB ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
For tax purposes, the Company utilized the cost recovery method of accounting through December 31, 2016. Under the cost recovery method, collections on finance receivables are applied first to principal to reduce the finance receivables balance to zero before taxable income is recognized. The Internal Revenue Service ("IRS") examined the Company's 2005 through 2012 tax returns and asserted that tax revenue recognition using the cost recovery method did not clearly reflect taxable income and therefore issued Notices of Deficiency to the Company for tax years ended December 31, 2005 through 2012. In response to the notices, the Company filed petitions in the U.S. Tax Court (the “Tax Court”) challenging the deficiencies and the Tax Court set the trial to begin on May 15, 2017. On May 10, 2017, the Company reached a settlement with the IRS in regards to the Notices of Deficiency. Under the settlement, both parties agreed that no amounts were due for years 2005 through 2012 and the Tax Court entered decisions

PRA Group, Inc.
Notes to Consolidated Financial Statements

to that effect on June 22, 2017. Also, under the settlement, the Company will utilize a new tax accounting method to recognize net finance receivables revenue effective with tax year 2017. Under the new method, a portion of the annual collections amortize principal and the remaining portion is taxable income. The Company has submitted its calculation of the new method to the IRS for its review and acceptance, as required by the settlement. The Company will not be required to pay any interest or penalties related to the prior periods. However, the deferred tax liability related to the difference in timing between the new method and the cost recovery method will be incorporated evenly into the Company’s tax filings over four years with no associated interest.
At June 30, 2017, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2013 and subsequent years.
The Company intends for predominantly all foreign earnings to be indefinitely reinvested in its foreign operations. If foreign earnings were repatriated, the Company would need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with indefinitely reinvested earnings was $81.2 million and $73.6 million as of June 30, 2017 and December 31, 2016, respectively.
7. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72 for the 2020 Notes or $46.24 for the 2023 Notes, which did not occur during the respective periods from which the Notes were issued through June 30, 2017. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the tax benefit that would be realized upon assumed exercise.
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the three and six months ended June 30, 2017 and 2016 (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2017			2016
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$11,673	45,941	$0.25	$36,456	46,333	$0.79
Dilutive effect of nonvested share awards		119	—		69	—
Diluted EPS	$11,673	46,060	$0.25	$36,456	46,402	$0.79

	For the Six Months Ended June 30,
	2017			2016
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$59,840	46,173	$1.30	$68,439	46,288	$1.48
Dilutive effect of nonvested share awards		171	(0.01)		99	—
Diluted EPS	$59,840	46,344	$1.29	$68,439	46,387	$1.48
There were no antidilutive options outstanding for the three and six months ended June 30, 2017 and 2016.
8. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements, most of which expire on December 31, 2017, with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary

PRA Group, Inc.
Notes to Consolidated Financial Statements

payments as well as bonuses that are based on the attainment of specific management goals. At June 30, 2017, estimated future compensation under these agreements was approximately $6.7 million. The agreements also contain confidentiality and non-compete provisions. Outside the U.S., employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $6.7 million total above.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at June 30, 2017 totaled approximately $45.5 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at June 30, 2017 was approximately $413.1 million.
Finance Receivables:
Certain agreements for the purchase of finance receivables portfolios contain provisions that may, in limited circumstances, require the Company to refund a portion or all of the collections subsequently received by the Company on particular accounts. The potential refunds as of June 30, 2017 was not considered to be significant.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at June 30, 2017 was not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities. The Company had not recorded any potential recoveries under the Company's insurance policies or third-party indemnities as of June 30, 2017.
The matters described below fall outside of the normal parameters of the Company's routine legal proceedings.
Telephone Consumer Protection Act Litigation
As previously reported in the 2016 Form 10-K, the Company was named as defendant in a number of putative class action cases, each alleging that the Company violated the Telephone Consumer Protection Act ("TCPA") by calling consumers' cellular

PRA Group, Inc.
Notes to Consolidated Financial Statements

telephones without their prior express consent. In January 2016, the parties reached a settlement agreement in principle (the "Settlement Agreement") under which the parties agreed to seek court approval of class certification and the proposed settlement. As required by the Settlement Agreement, which received final court approval in December 2016, the Company paid $18 million in the second quarter of 2016 to resolve the matter.
Internal Revenue Service Audit
The IRS examined the Company's 2005 through 2012 tax returns and asserted that tax revenue recognition using the cost recovery method did not clearly reflect taxable income and therefore issued Notices of Deficiency to the Company for tax years ended December 31, 2005 through 2012. In response to the notices, the Company filed petitions in the Tax Court challenging the deficiencies and the Tax Court set the trial to begin on May 15, 2017. On May 10, 2017, the Company reached a settlement with the IRS in regards to the Notices of Deficiency. Under the settlement, both parties agreed that no amounts were due for years 2005 through 2012 and the Tax Court entered decisions to that effect on June 22, 2017. Also, under the settlement, the Company will utilize a new tax accounting method to recognize net finance receivables revenue effective with tax year 2017. Under the new method, a portion of the annual collections amortize principal and the remaining portion is taxable income. The Company has submitted its calculation of the new method to the IRS for its review and acceptance, as required by the settlement. The Company will not be required to pay any interest or penalties related to the prior periods. However, the deferred tax liability related to the difference in timing between the new method and the prior method will be incorporated evenly into the Company’s tax filings over four years with no associated interest.
Portfolio Recovery Associates, LLC v. Guadalupe Mejia
As previously reported in the 2016 Form 10-K, the Company reached a settlement in principle in February 2017 to resolve this matter. As of December 31, 2016, the Company had fully accrued for the settlement amount, which it paid in April 2017.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

The carrying amounts of the financial instruments in the following table are recorded in the consolidated balance sheets at June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$92,756	$92,756	$94,287	$94,287
Held-to-maturity investments	56,379	60,517	51,407	55,554
Other investments	16,400	10,841	14,998	12,573
Finance receivables, net	2,520,883	2,821,139	2,307,969	2,708,582
Financial liabilities:
Interest-bearing deposits	92,479	92,479	76,113	76,113
Revolving lines of credit	596,685	596,685	1,096,868	1,096,868
Term loans	754,986	754,986	430,764	430,764
Convertible senior notes	571,345	640,275	269,570	270,825
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
Held-to-maturity investments: Fair value of the Company's investment in the certificates of a closed-end Polish investment fund is estimated using proprietary pricing models that the Company utilizes to make portfolio purchase decisions. Accordingly, the Company estimates the fair value of its held-to-maturity investments using Level 3 inputs as there is little observable market data available and management is required to use significant judgment in its estimates.
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
Finance receivables, net: The Company computed the estimated fair value of these receivables using proprietary pricing models that the Company utilizes to make portfolio purchase decisions. Accordingly, the Company's fair value estimates use Level 3 inputs as there is limited observable market data available and management is required to use significant judgment in its estimates.
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
Convertible notes: The Notes are carried at historical cost, adjusted for the debt discount. The fair value estimates for the Notes incorporate quoted market prices which were obtained from secondary market broker quotes which were derived from a variety of inputs including client orders, information from their pricing vendors, modeling software, and actual trading prices when

PRA Group, Inc.
Notes to Consolidated Financial Statements

they occur. Accordingly, the Company uses Level 2 inputs for its fair value estimates. Furthermore, in the table above, carrying amount represents the portion of the Notes classified as debt, while estimated fair value pertains to the face amount of the Notes.
Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at June 30, 2017 and December 31, 2016 (amounts in thousands):

	Fair Value Measurements as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments	$3,659	$—	$—	$3,659
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	1,616	—	1,616

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments	$2,138	$—	$—	$2,138
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	2,825	—	2,825
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
10. Recent Accounting Pronouncements:
In May 2014, FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance specifically excludes revenue received for servicing finance receivables. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company believes that the revenue generated by its subsidiary Claims Compensation Bureau, LLC ("CCB") is within the scope of this standard. Based on the Company's evaluation, the Company believes the new standard will not impact the accounting for revenue generated by CCB. The Company sold its PRA Government Services, LLC business in January 2017 and its PLS business in June 2017.
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
In February 2016, FASB issued ASU 2016-02, "Leases (Topic 842) Section A - Leases: Amendments to the FASB Account Standards Codification" ("ASU 2016-02"). ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. It is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements. The Company has approximately $45.5 million in operating lease obligations as

PRA Group, Inc.
Notes to Consolidated Financial Statements

disclosed in its contractual obligations table in Part I, Item 2 of this Quarterly Report on Form 10-Q and will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. The Company does not plan to adopt the standard early.
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
In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13"). ASU 2016-13 requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. This ASU supersedes ASC Topic 310-30, which the Company currently follows to account for revenue on its finance receivables. This ASU could have a significant impact on how the Company measures and records net revenue on its finance receivables. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
In January 2017, FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 eliminates Step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.
In May 2017, FASB issued ASU No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting” (ASU 2017-09"). ASU 2017-09 clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. This new guidance is not expected to have an impact on the Company's consolidated financial statements.
The Company does not expect that any other recently issued accounting pronouncements will have a material effect on its consolidated financial statements.
11. Sale of Subsidiaries:
As part of the Company’s strategy to focus on its primary business, the purchase, collection and management of portfolios of nonperforming loans, the Company decided in the fourth quarter of 2016 to sell its government services businesses: PRA Government Services, LLC; MuniServices, LLC; and PRA Professional Services, LLC. On January 24, 2017, the Company completed the sale of its government services businesses for $91.5 million in cash plus additional consideration for certain balance sheet items. The impact of the transaction was reported in the first quarter of 2017. The gain on sale was approximately $46.8 million.
During the second quarter of 2017, the Company sold its vehicle location, skip tracing and collateral recovery business, PLS, for $4.5 million which resulted in a gain on sale of approximately $1.3 million.
The assets and liabilities of the businesses that were sold during 2017 consisted of the following (amounts in thousands):

Six Months Ended June 30, 2017
Other receivables, net	$8,277
Property and equipment, net	4,559
Goodwill	29,683
Intangible assets, net	1,711
Other assets	772
Total assets	$45,002

Accrued expenses	$3,123
Total liabilities	$3,123

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
Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, we do not, by policy, selectively disclose to them any material nonpublic information or other confidential commercial information. Accordingly, investors should not assume that we agree with any statement or report issued by any analyst regardless of the content of the statement or report. We do not, by policy, confirm forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.
Frequently Used Terms
We use the following terminology throughout this Quarterly Report:

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
Overview
We are a global financial and business services company with operations in the Americas and Europe. Our primary business is the purchase, collection and management of portfolios of nonperforming loans. As discussed in Note 11, we sold our revenue administration, audit and revenue discovery/recovery business in January 2017 and our vehicle location, skip tracing and collateral recovery business in June 2017.
We are headquartered in Norfolk, Virginia, and as of June 30, 2017 employ 4,512 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA."

Earnings Summary
During the three months ended June 30, 2017, net income attributable to PRA Group, Inc. was $11.7 million, or $0.25 per diluted share, compared with $36.5 million, or $0.79 per diluted share, in the three months ended June 30, 2016. Total revenues decreased 12.3% to $200.3 million in the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Revenues in the three months ended June 30, 2017 consisted of $190.8 million in income recognized on finance receivables, net; $6.3 million in fee income; and $3.1 million in other revenue. Income recognized on finance receivables, net, in the three months ended June 30, 2017 decreased $13.2 million, or 6.5%, over the three months ended June 30, 2016, primarily due to a reduction in revenue generated by our Americas Insolvency portfolio which has declined due to lower volumes of purchasing in recent years. Cash collections were $374.7 million in the three months ended June 30, 2017, down 3.2%, or $12.5 million, as compared to the three months ended June 30, 2016.
A summary of the sources of our revenue during the three months ended June 30, 2017 and 2016 is presented below (amounts in thousands):

	For the Three Months Ended June 30,
	2017	2016
Cash collections	$374,675	$387,202
Principal amortization	(180,511)	(170,274)
Net allowance charges	(3,321)	(12,920)
Income recognized on finance receivables, net	190,843	204,008
Fee income	6,344	22,347
Other revenue	3,145	2,101
Total revenues	$200,332	$228,456
Operating expenses were $152.0 million for the three months ended June 30, 2017, a decrease of $3.7 million or 2.4%, as compared to the three months ended June 30, 2016.
During the three months ended June 30, 2017 and 2016, we acquired finance receivables portfolios at a cost of $295.6 million and $249.5 million, respectively.  In any period, we acquire nonperforming loans that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase prices relative to face value for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can increase or decrease pricing, irrespective of other quality fluctuations. As a result, the average purchase price paid relative to face value for any given period can fluctuate dramatically. However, regardless of the average purchase price, we intend to target a similar net income margin in pricing our portfolio acquisitions during any given period. Therefore, the price paid relative to face value is not necessarily indicative of profitability.

Results of Operations
The results of operations include the financial results of the Company and all of its subsidiaries. The following table sets forth consolidated income statement amounts as a percentage of total revenues for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Income recognized on finance receivables, net	95.3%	89.3%	94.7%	90.6%
Fee income	3.2%	9.8%	4.0%	8.5%
Other revenue	1.5%	0.9%	1.3%	0.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	33.3%	28.4%	33.2%	29.0%
Legal collection expenses	15.6%	14.8%	15.5%	14.1%
Agency fees	4.6%	5.0%	4.9%	4.9%
Outside fees and services	9.1%	6.9%	7.7%	7.0%
Communication	3.6%	3.7%	4.0%	4.0%
Rent and occupancy	1.7%	1.8%	1.8%	1.7%
Depreciation and amortization	2.5%	2.7%	2.5%	2.7%
Other operating expenses	5.5%	4.9%	5.4%	4.8%
Total operating expenses	75.9%	68.2%	75.0%	68.3%
Income from operations	24.1%	31.8%	25.0%	31.7%
Other income and (expense):
Gain on sale of subsidiaries	0.7%	—%	11.8%	—%
Interest expense	(11.2)%	(9.0)%	(10.8)%	(8.9)%
Foreign exchange (loss)/gain	(1.3)%	0.9%	(0.1)%	—%
Income before income taxes	12.3%	23.7%	25.9%	22.8%
Provision for income taxes	5.4%	7.6%	10.4%	7.4%
Net income	6.9%	16.1%	15.5%	15.4%
Adjustment for net income attributable to noncontrolling interest	1.1%	0.2%	0.9%	0.3%
Net income attributable to PRA Group, Inc.	5.8%	16.0%	14.6%	15.1%
Three Months Ended June 30, 2017 Compared To Three Months Ended June 30, 2016
Revenues
Total revenues were $200.3 million for the three months ended June 30, 2017, a decrease of $28.2 million, or 12.3%, compared to total revenues of $228.5 million for the three months ended June 30, 2016.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $190.8 million for the three months ended June 30, 2017, a decrease of $13.2 million, or 6.5%, compared to income recognized on finance receivables, net, of $204.0 million for the three months ended June 30, 2016. Excluding allowance charges recorded during the respective three-month periods, income recognized on finance receivables decreased $22.7 million, or 10.5%.   The decrease was due to a variety of factors.  Elevated allowance charges incurred during 2016 reduced the income-earning principal balances of our portfolios, particularly the Americas Core portfolios.  Income generated by our Americas Insolvency portfolios declined due primarily to lower volumes of purchasing in recent years.  Income generated by our European portfolios declined due to a variety of factors, including changes in foreign currency rates and the impact of placing our Italian portfolios on the cost recovery method.  These factors negatively impacting our finance receivables income were partially offset by lower net allowance charges, which were $3.3 million for the three months ended June 30, 2017, compared to $12.9 million for the three months ended June 30, 2016.

Cash collections were $374.7 million in the three months ended June 30, 2017, down $12.5 million, or 3.2%, as compared to the three months ended June 30, 2016. The decrease in cash collections was mainly caused by a decrease in our Americas Insolvency portfolio collections, which decreased $14.6 million or 21.5%, due primarily to lower volumes of purchasing in recent years. Cash collections on fully amortized pools were $12.7 million in the three months ended June 30, 2017, up $4.6 million or 56.8%, compared to $8.1 million in the three months ended June 30, 2016. Cash collections on pools on cost recovery were $8.3 million in the three months ended June 30, 2017, up $0.9 million or 12.2%, compared to $7.4 million in the three months ended June 30, 2016.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances which are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended June 30, 2017, we recorded net allowance charges of $3.3 million. On our Americas Core and Insolvency portfolios, we recorded net allowance charges of $1.4 million and $1.0 million, respectively. We also recorded net allowance charges of $0.9 million on our European portfolios. For the three months ended June 30, 2016, we recorded net allowance charges of $12.9 million. On our Americas Core portfolios, we recorded net allowance charges of $12.5 million. We also recorded allowance charges of $0.4 million on our European portfolios.
During the three months ended June 30, 2017, we reclassified $22.5 million to nonaccretable difference from accretable yield primarily due to decreased cash collection forecasts relating mainly to certain European pools. During the three months ended June 30, 2016, we reclassified $91.0 million from nonaccretable difference to accretable yield primarily due to increased cash collection forecasts relating to pools acquired from 2009-2015.
Fee Income
Fee income was $6.3 million in the three months ended June 30, 2017, a decrease of $16.0 million or 71.7%, compared to $22.3 million in the three months ended June 30, 2016. This was primarily due to a decrease in fee income generated by our government services business, which we sold in January 2017, and a decrease in fee income generated by our class action claims recovery services and purchases business, whose revenues vary depending on the timing and outcome of individual class action settlements.
Other Revenue
Other revenue increased to $3.1 million in the three months ended June 30, 2017 from $2.1 million in the three months ended June 30, 2016, primarily due to an increase in revenue generated by our investments.
Operating Expenses
Total operating expenses were $152.0 million for the three months ended June 30, 2017, a decrease of $3.7 million or 2.4%, compared to operating expenses of $155.7 million for the three months ended June 30, 2016.
Compensation and Employee Services
Compensation and employee services expenses were $66.8 million for the three months ended June 30, 2017, an increase of $2.0 million, or 3.1%, compared to compensation and employee services expenses of $64.8 million for the three months ended June 30, 2016. Compensation expense increased primarily as a result of larger average staff sizes, partially offset by a decrease resulting from the sale of our government services business, which occurred in January 2017. In the U.S., we have hired approximately 900 net new collectors since June 30, 2016, of which approximately 250 were hired during the second quarter of 2017. Total full-time equivalents increased to 4,512 as of June 30, 2017, compared to 3,816 as of June 30, 2016.
Legal Collection Expenses
Legal collection expenses represent costs paid to courts where a lawsuit is filed, contingent fees incurred for the cash collections generated by our independent third-party attorney network, and the cost of documents paid to sellers of nonperforming loans. Legal collection expenses were $31.2 million for the three months ended June 30, 2017, compared to legal collection expenses of $33.9 million for the three months ended June 30, 2016. The decrease was primarily due to a decrease in legal collection expenses paid to third-party attorneys, primarily as a result of a decrease in domestic external legal collections. Our costs paid to third-party attorneys were $12.0 million for the three months ended June 30, 2017, a decrease of $3.1 million or 20.5% compared to $15.1 million for the three months ended June 30, 2016. Additionally, our costs paid to sellers of nonperforming loans for documents were $0.3 million for the three months ended June 30, 2017, a decrease of $1.4 million or 82.4% compared to $1.7 million for the three months ended June 30, 2016. The decrease was primarily the result of sellers providing account documents to us when we purchase portfolios, mainly as a result of regulatory requirements. This was offset by an increase in costs paid to courts where a lawsuit is filed mainly related to the expansion of the number of accounts brought into the legal channel in Europe during the three months ended June 30, 2017. Our costs paid to courts were $18.9 million for the three months ended June 30, 2017, an increase of $1.8 million or 10.5% compared to $17.1 million for the three months ended June 30, 2016.
Agency Fees
Agency fees primarily represent third-party collection fees and costs paid to repossession agents to repossess vehicles. Agency fees were $9.3 million for the three months ended June 30, 2017, compared to $11.3 million for the three months ended June 30, 2016. The decrease was mainly attributable to a decrease in third-party collection fees incurred by our foreign operations.
Outside Fees and Services
Outside fees and services expenses were $18.1 million for the three months ended June 30, 2017, an increase of $2.2 million, or 13.8%, compared to outside fees and services expenses of $15.9 million for the three months ended June 30, 2016. This increase was primarily due to a $2.8 million increase in corporate legal expenses and a $0.9 million increase in payment processing fees. This was offset by a $1.5 million decrease in consulting and other outside professional fees.
Communication
Communication expenses were $7.3 million for the three months ended June 30, 2017, a decrease of $1.1 million or 13.1%, compared to communication expenses of $8.4 million for the three months ended June 30, 2016. This decrease was primarily due to a $1.0 million decrease in postage expenses.
Rent and Occupancy
Rent and occupancy expenses were $3.4 million for the both the three months ended June 30, 2017 and 2016.
Depreciation and Amortization
Depreciation and amortization expenses were $5.0 million for the three months ended June 30, 2017, a decrease of $1.1 million, or 18.0%, compared to depreciation and amortization expenses of $6.1 million for the three months ended June 30, 2016. The decrease was primarily due to the impact of the sale of our government services business in January 2017.
Other Operating Expenses
Other operating expenses were $11.0 million for the three months ended June 30, 2017, a decrease of $0.3 million, or 2.7%, compared to other operating expenses of $11.3 million for the three months ended June 30, 2016.
Gain on Sale of Subsidiaries
Gain on sale of subsidiaries was $1.3 million for the three months ended June 30, 2017 compared to $0 for the three months ended June 30, 2016. During June 2017, we sold our vehicle location, skip tracing and collateral recovery business which resulted in a gain of $1.3 million.
Interest Expense
Interest expense was $22.5 million during the three months ended June 30, 2017, an increase of $1.9 million or 9.2%, compared to $20.6 million for the three months ended June 30, 2016. The increase was primarily due to an increase in our average borrowing rate caused by the issuance of our new convertible senior notes, which we issued and sold on May 26, 2017, as well as increases in interest rates and unused line fees. This was partially offset by a decrease in interest expense caused by our interest rate swaps and a decrease in the average balances outstanding on our borrowings.
Net Foreign Currency Transaction (Losses)/Gains
Net foreign currency transaction losses were $2.5 million for the three months ended June 30, 2017 compared to net foreign currency transaction gains of $2.0 million for the three months ended June 30, 2016. In any given period, our foreign entities conduct operations in currencies different from their functional currency which generate foreign currency transaction gains and losses.
Provision for Income Taxes
Provision for income taxes was $10.8 million for the three months ended June 30, 2017, a decrease of $6.5 million, or 37.6%, compared to provision for income taxes of $17.3 million for the three months ended June 30, 2016. The decrease was primarily due to a $29.6 million decrease in income before income taxes for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, partially offset by an increase in our effective tax rate. During the three months ended June 30, 2017, our effective tax rate was 43.7%, compared to 32.2% for full-year 2016. The increase was due primarily to changes in the mix of projected taxable income between tax jurisdictions and an increase in the estimated blended rate for U.S. state taxes.  The blended rate for U.S. state taxes increase was due to changes in the mix of earnings, dispositions of subsidiaries, and other factors.
Six Months Ended June 30, 2017 Compared To Six Months Ended June 30, 2016
Revenues
Total revenues were $406.9 million for the six months ended June 30, 2017, a decrease of $46.4 million, or 10.2%, compared to total revenues of $453.3 million for the six months ended June 30, 2016.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $385.4 million for the six months ended June 30, 2017, a decrease of $25.1 million, or 6.1%, compared to income recognized on finance receivables, net, of $410.5 million for the six months ended June 30, 2016. Excluding allowance charges recorded during the respective six-month periods, income recognized on finance receivables decreased $42.0 million, or 9.7%.   The decrease was due to a variety of factors.  Elevated allowance charges incurred during 2016 reduced the income-earning principal balances of our portfolios, particularly the Americas Core portfolios.  Income generated by our Americas Insolvency portfolios declined due primarily to lower volumes of purchasing in recent years.  Income generated by our European portfolios declined due to a variety of factors, including changes in foreign currency rates and the impact of placing our Italian portfolios on the cost recovery method.  These factors negatively impacting our finance receivables income were partially offset by lower net allowance charges, which were $6.0 million for the six months ended June 30, 2017, compared to $22.8 million for the six months ended June 30, 2016.
Cash collections were $754.5 million for the six months ended June 30, 2017, compared to $771.5 million for the six months ended June 30, 2016, a decrease of $17.0 million, or 2.2%. The decrease in cash collections was mainly caused by a decrease in our Americas Insolvency portfolio collections, which decreased $33.4 million or 24.5%, due primarily to lower volumes of purchasing in recent years. This was partially offset by increases in our Americas Core and European cash collections. Cash collections on fully amortized pools were $26.2 million in the six months ended June 30, 2017, up $8.8 million or 50.6%, compared to $17.4 million in the six months ended June 30, 2016. Cash collections on pools on cost recovery were $16.9 million in the six months ended June 30, 2017, up $1.8 million or 11.9%, compared to $15.1 million in the six months ended June 30, 2016.
For the six months ended June 30, 2017, we recorded net allowance charges of $6.0 million. On our Americas Core and Insolvency portfolios, we recorded net allowance charges of $2.3 million and $1.2 million, respectively. We also recorded net allowance charges of $2.5 million on our European portfolios. For the six months ended June 30, 2016, we recorded net allowance charges of $22.8 million. On our Americas Core portfolios, we recorded net allowance charges of $19.9 million. On our Americas Insolvency portfolios, we recorded net allowance charges of $0.3 million. We also recorded net allowance charges of $2.6 million on our European portfolios.
During the six months ended June 30, 2017 and 2016, the Company reclassified $24.6 million and $90.0 million, respectively, from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts relating to pools acquired from 2009-2015.
Fee Income
Fee income decreased to $16.2 million in the six months ended June 30, 2017 from $38.6 million in the six months ended June 30, 2016, primarily due to a decrease in fee income generated by our government services business, which we sold in January 2017, and a decrease in fee income generated by our class action claims recovery services and purchases business, whose revenues vary depending on the timing and outcome of individual class action settlements.
Other Revenue
Other revenue increased to $5.3 million in the six months ended June 30, 2017 from $4.2 million in the six months ended June 30, 2016, primarily due to an increase in revenue generated by our investments.
Operating Expenses
Operating expenses were $305.3 million for the six months ended June 30, 2017, a decrease of $4.4 million or 1.4%, compared to operating expenses of $309.7 million for the six months ended June 30, 2016.

Compensation and Employee Services
Compensation and employee services expenses were $135.2 million for the six months ended June 30, 2017, an increase of $3.6 million, or 2.7% compared to compensation and employee services expenses of $131.6 million for the six months ended June 30, 2016. Compensation expense increased primarily as a result of larger average staff sizes, partially offset by a decrease resulting from the sale of our government services business, which occurred in January 2017 and included $2.1 million in one-time compensation expense directly related to the sale. In the U.S., we have hired approximately 900 net new collectors since June 30, 2016, of which approximately 600 were hired during the first half of 2017. Total full-time equivalents increased to 4,512 as of June 30, 2017, compared to 3,816 as of June 30, 2016.
Legal Collection Expenses
Legal collection expenses were $62.9 million for the six months ended June 30, 2017, a decrease of $1.1 million, or 1.7%, compared to legal collection expenses of $64.0 million for the six months ended June 30, 2016. The decrease was primarily due to a decrease in legal collection expenses paid to third-party attorneys, primarily as a result of a decrease in domestic external legal collections. Our costs paid to third-party attorneys were $23.2 million for the six months ended June 30, 2017, a decrease of $4.8 million or 17.1% compared to $28.0 million for the six months ended June 30, 2016. Additionally, our costs paid to sellers of nonperforming loans for documents were $0.8 million for the six months ended June 30, 2017, a decrease of $2.6 million or 76.5% compared to $3.4 million for the six months ended June 30, 2016. The decrease was primarily the result of sellers providing account documents to us when we purchase portfolios, mainly as a result of regulatory requirements. This was offset by an increase in costs paid to courts where a lawsuit is filed mainly related to the expansion of the number of accounts brought into the legal channel in Europe during the six months ended June 30, 2017. Our costs paid to courts were $38.9 million for the six months ended June 30, 2017, an increase of $6.3 million or 19.3% compared to $32.6 million for the six months ended June 30, 2016.
Agency Fees
Agency fees were $20.1 million for the six months ended June 30, 2017, compared to $22.2 million for the six months ended June 30, 2016. The decrease was mainly attributable to a decrease in third-party collection fees incurred by our foreign operations.
Outside Fees and Services
Outside fees and services expenses were $31.3 million for the six months ended June 30, 2017, a decrease of $0.4 million, or 1.3%, compared to outside fees and services expenses of $31.7 million for the six months ended June 30, 2016. This decrease was primarily due to a $2.1 million decrease in consulting and other outside professional fees. This was offset by a $0.9 million increase in corporate legal expenses and a $0.8 million increase in payment processing fees.
Communication
Communication expenses were $16.4 million for the six months ended June 30, 2017, a decrease of $1.9 million, or 10.4%, compared to communication expenses of $18.3 million for the six months ended June 30, 2016. This decrease was primarily due to a $1.6 million decrease in postage expenses.
Rent and Occupancy
Rent and occupancy expenses were $7.2 million for the six months ended June 30, 2017, an increase of $0.6 million, or 7.7%, compared to rent and occupancy expenses of $7.8 million for the six months ended June 30, 2016. The decrease was primarily due to the impact of the sale of our government services business, which occurred in January 2017. We are no longer incurring rental and occupancy expenses for these operations.
Depreciation and Amortization
Depreciation and amortization expenses were $10.3 million for the six months ended June 30, 2017, a decrease of $1.9 million, or 15.6%, compared to depreciation and amortization expenses of $12.2 million for the six months ended June 30, 2016. The decrease was primarily due to the impact of the sale of our government services business in January 2017.
Other Operating Expenses
Other operating expenses were $21.9 million for both the six months ended June 30, 2017 and 2016.

Gain on Sale of Subsidiaries
Gain on sale of subsidiaries was $48.2 million for the six months ended June 30, 2017 compared to $0 for the six months ended June 30, 2016. During the six months ended June 30, 2017, we sold our government services businesses and our vehicle location, skip tracing and collateral recovery businesses which resulted in gains of $46.9 million and $1.3 million, respectively.
Interest Expense
Interest expense was $43.8 million for the six months ended June 30, 2017, an increase of $3.3 million or 8.1%, compared to $40.5 million for the six months ended June 30, 2016. The increase was primarily due to an increase in our average borrowing rate caused by the issuance of our new convertible senior notes, which we issued and sold on May 26, 2017, as well as increases in interest rates and unused line fees. This was partially offset by a decrease in interest expense caused by our interest rate swaps and a decrease in the average balances outstanding on our borrowings.
Net Foreign Currency Transaction (Losses)/Gains
Net foreign currency transaction losses were $0.3 million for the six months ended June 30, 2017 compared to net foreign currency transaction gains of $0.2 million for the six months ended June 30, 2016. In any given period, our foreign entities conduct operations in currencies different from their functional currency which generate foreign currency transaction gains and losses.
Provision for Income Taxes
Provision for income taxes was $42.2 million for the six months ended June 30, 2017, an increase of $8.6 million, or 25.6%, compared to provision for income taxes of $33.6 million for the six months ended June 30, 2016. The increase was primarily due to an increase in our effective tax rate. Additionally, we had an increase in income before income taxes of $2.3 million, or 2.2%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. During the six months ended June 30, 2017, our effective tax rate was 39.9%, compared to 32.2% for full year 2016. The increase was due primarily to changes in the mix of projected taxable income between tax jurisdictions caused in large part by gains on sales of subsidiaries and to an increase in the estimated blended rate for U.S. state taxes which was caused by changes in the mix of earnings, dispositions of subsidiaries, and other factors.

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
Purchase price multiples can vary over time due to a variety of factors, including pricing competition, supply levels, age of the receivables purchased, and changes in our operational efficiency. For example, increased pricing competition during the 2005 to 2008 period negatively impacted purchase price multiples of our Core portfolio compared to prior years. Conversely, during the 2009 to 2011 period, pricing disruptions occurred as a result of the economic downturn. This created unique and advantageous purchasing opportunities, particularly within the Insolvency market, relative to the prior four years. Purchase price multiples can also vary among types of finance receivables. For example, we generally incur lower collection costs on our Insolvency portfolio compared with our Core portfolio. This allows us, in general, to pay more for an Insolvency portfolio and experience lower purchase price multiples, while generating similar net income margins when compared with a Core portfolio.
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
We hold a majority interest in a closed-end Polish investment fund that purchases and services finance receivables. Our investment in this fund is classified in our consolidated balance sheets as "Investments" and as such is not included in the following tables. The equivalent of the estimated remaining collections of the portfolios, expected to be received by us, was $63.8 million at June 30, 2017.

Purchase Price Multiples as of June 30, 2017 Amounts in thousands

Purchase Period	Purchase Price (1)(3)	Net Finance Receivables (4)	ERC-Historical Period Exchange Rates (5)	Total Estimated Collections (6)	ERC-Current Period Exchange Rates (7)	Current Estimated Purchase Price Multiple	Original Estimated Purchase Price Multiple (2)
Americas-Core
1996-2006	$458,635	$3,492	$18,877	$1,605,613	$18,877	350%	246%
2007	179,831	5,361	22,494	443,159	22,494	246%	227%
2008	166,479	5,768	18,349	374,954	18,349	225%	220%
2009	125,169	1,195	38,250	461,945	38,250	369%	252%
2010	148,214	5,938	59,100	539,159	59,100	364%	247%
2011	209,702	15,930	84,928	723,875	84,928	345%	245%
2012	254,541	31,894	121,568	678,090	121,568	266%	226%
2013	391,389	88,141	261,762	970,741	261,762	248%	211%
2014	406,079	140,609	386,873	974,396	382,609	240%	204%
2015	446,635	230,710	494,976	944,061	497,317	211%	205%
2016	457,876	339,617	674,869	945,273	678,446	206%	201%
2017	261,708	253,680	484,202	509,135	483,128	195%	195%
Subtotal	3,506,258	1,122,335	2,666,248	9,170,401	2,666,828
Americas-Insolvency
1996-2006	54,396	—	453	91,149	453	168%	145%
2007	78,524	104	353	106,051	353	135%	150%
2008	108,578	521	1,099	169,007	1,099	156%	163%
2009	155,998	—	4,119	472,046	4,119	303%	214%
2010	208,969	—	5,779	548,383	5,779	262%	184%
2011	180,496	—	838	366,290	838	203%	155%
2012	251,493	1,275	9,196	385,078	9,196	153%	136%
2013	228,009	22,092	37,698	344,021	37,698	151%	133%
2014	148,781	40,148	57,716	210,128	57,647	141%	124%
2015	63,244	40,524	49,985	81,244	49,985	128%	125%
2016	93,660	64,998	78,281	113,318	78,332	121%	123%
2017	164,414	159,465	200,636	206,816	200,636	126%	126%
Subtotal	1,736,562	329,127	446,153	3,093,531	446,135
Total Americas	5,242,820	1,451,462	3,112,401	12,263,932	3,112,963
Europe-Core
2012	20,452	—	21	34,116	16	167%	187%
2013	20,365	765	1,417	22,317	1,112	110%	119%
2014	797,822	362,871	1,165,742	2,063,486	1,017,380	259%	208%
2015	423,578	260,603	510,845	710,739	466,879	168%	160%
2016	348,867	303,868	504,414	584,231	513,864	167%	167%
2017	82,666	81,785	125,501	129,759	128,660	157%	157%
Subtotal	1,693,750	1,009,892	2,307,940	3,544,648	2,127,911
Europe-Insolvency
2014	10,876	2,929	7,534	18,362	6,874	169%	129%
2015	19,420	9,699	17,757	28,461	15,515	147%	139%
2016	43,065	32,645	43,237	55,989	43,091	130%	130%
2017	14,077	14,256	17,877	17,979	18,192	128%	128%
Subtotal	87,438	59,529	86,405	120,791	83,672
Total Europe	1,781,188	1,069,421	2,394,345	3,665,439	2,211,583
Total PRA Group	$7,024,008	$2,520,883	$5,506,746	$15,929,371	$5,324,546

(1)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)	The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

(3)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(4)	For our international amounts, Net Finance Receivables are presented at the June 30, 2017 exchange rate.

(5)	For our international amounts, ERC-Historical Period Exchange Rates is presented at the period-end exchange rate for the respective quarter of purchase.

(6)	For our international amounts, TEC is presented at the period-end exchange rate for the respective quarter of purchase.

(7)	For our international amounts, ERC-Current Period Exchange Rates is presented at the June 30, 2017 exchange rate.

Portfolio Financial Information Year-to-date as of June 30, 2017 Amounts in thousands

Purchase Period	Purchase Price (1)(3)	Cash Collections (2)	Gross Revenue (2)	Amortization (2)	Allowance (2)	Net Revenue (2)	Net Finance Receivables as of June 30, 2017(4)
Americas-Core
1996-2006	$458,635	$4,292	$3,327	$965	$—	$3,327	$3,492
2007	179,831	3,143	1,971	1,172	200	1,771	5,361
2008	166,479	3,295	1,865	1,430	145	1,720	5,768
2009	125,169	6,070	4,438	1,632	200	4,238	1,195
2010	148,214	8,973	6,429	2,544	—	6,429	5,938
2011	209,702	18,590	14,454	4,136	—	14,454	15,930
2012	254,541	22,586	14,332	8,254	—	14,332	31,894
2013	391,389	44,701	30,499	14,202	555	29,944	88,141
2014	406,079	65,033	42,685	22,348	745	41,940	140,609
2015	446,635	105,548	49,874	55,674	533	49,341	230,710
2016	457,876	136,815	73,371	63,444	—	73,371	339,617
2017	261,708	24,880	17,362	7,518	—	17,362	253,680
Subtotal	3,506,258	443,926	260,607	183,319	2,378	258,229	1,122,335
Americas-Insolvency
1996-2006	54,396	67	67	—	—	67	—
2007	78,524	84	38	46	—	38	104
2008	108,578	166	73	93	100	(27)	521
2009	155,998	861	861	—	—	861	—
2010	208,969	1,353	1,294	59	20	1,274	—
2011	180,496	2,376	2,376	—	—	2,376	—
2012	251,493	19,949	11,954	7,995	—	11,954	1,275
2013	228,009	26,134	6,960	19,174	—	6,960	22,092
2014	148,781	19,947	5,632	14,315	—	5,632	40,148
2015	63,244	9,973	2,146	7,827	—	2,146	40,524
2016	93,660	15,886	3,282	12,604	1,030	2,252	64,998
2017	164,414	6,180	1,233	4,947	—	1,233	159,465
Subtotal	1,736,562	102,976	35,916	67,060	1,150	34,766	329,127
Total Americas	5,242,820	546,902	296,523	250,379	3,528	292,995	1,451,462
Europe-Core
2012	20,452	984	984	—	—	984	—
2013	20,365	566	397	169	62	335	765
2014	797,822	110,012	60,567	49,445	419	60,148	362,871
2015	423,578	42,802	15,756	27,046	1,250	14,506	260,603
2016	348,867	38,526	13,187	25,339	608	12,579	303,868
2017	82,666	4,312	1,503	2,809	—	1,503	81,785
Subtotal	1,693,750	197,202	92,394	104,808	2,339	90,055	1,009,892
Europe-Insolvency
2014	10,876	1,570	709	861	—	709	2,929
2015	19,420	2,541	653	1,888	133	520	9,699
2016	43,065	6,189	1,066	5,123	—	1,066	32,645
2017	14,077	101	33	68	—	33	14,256
Subtotal	87,438	10,401	2,461	7,940	133	2,328	59,529
Total Europe	1,781,188	207,603	94,855	112,748	2,472	92,383	1,069,421
Total PRA Group	$7,024,008	$754,505	$391,378	$363,127	$6,000	$385,378	$2,520,883

(1)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)	For our international amounts, amounts are presented using the average exchange rates during the current reporting period.

(3)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(4)	For our international amounts, net finance receivables are presented at the June 30, 2017 exchange rate.

The following table, which excludes any proceeds from cash sales of finance receivables, illustrate historical cash collections, by year, on our portfolios.
Cash Collections by Year, By Year of Purchase (2) as of June 30, 2017 Amounts in thousands

		Cash Collections
Purchase Period	Purchase Price (1)(3)	1996- 2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total
Americas-Core
1996-2006	$458,635	$861,003	$195,738	$135,589	$99,674	$77,459	$64,555	$49,820	$35,711	$25,488	$18,293	$11,862	$4,292	$1,579,484
2007	179,831	—	39,412	87,039	69,175	60,230	50,996	39,585	28,244	19,759	14,198	8,883	3,143	420,664
2008	166,479	—	—	47,253	72,080	62,363	53,654	42,850	31,307	21,027	13,786	8,989	3,295	356,604
2009	125,169	—	—	—	40,703	95,627	84,339	69,385	51,121	35,555	24,896	16,000	6,070	423,696
2010	148,214	—	—	—	—	47,076	113,554	109,873	82,014	55,946	38,110	24,515	8,973	480,061
2011	209,702	—	—	—	—	—	61,971	174,461	152,908	108,513	73,793	48,711	18,590	638,947
2012	254,541	—	—	—	—	—	—	56,901	173,589	146,198	97,267	59,981	22,586	556,522
2013	391,389	—	—	—	—	—	—	—	101,614	247,849	194,026	120,789	44,701	708,979
2014	406,079	—	—	—	—	—	—	—	—	92,660	253,448	170,311	65,033	581,452
2015	446,635	—	—	—	—	—	—	—	—	—	116,951	228,432	105,548	450,931
2016	457,876	—	—	—	—	—	—	—	—	—	—	138,723	136,815	275,538
2017	261,708	—	—	—	—	—	—	—	—	—	—	—	24,880	24,880
Subtotal	3,506,258	861,003	235,150	269,881	281,632	342,755	429,069	542,875	656,508	752,995	844,768	837,196	443,926	6,497,758
Americas-Insolvency
1996-2006	54,396	34,138	24,166	14,822	8,212	4,518	2,141	1,023	678	437	302	193	67	90,697
2007	78,524	—	2,850	27,972	25,630	22,829	16,093	7,551	1,206	714	500	270	84	105,699
2008	108,578	—	—	14,024	35,894	37,974	35,690	28,956	11,650	1,884	1,034	635	166	167,907
2009	155,998	—	—	—	16,635	81,780	102,780	107,888	95,725	53,945	5,781	2,531	861	467,926
2010	208,969	—	—	—	—	39,486	104,499	125,020	121,717	101,873	43,649	5,008	1,353	542,605
2011	180,496	—	—	—	—	—	15,218	66,379	82,752	85,816	76,915	35,996	2,376	365,452
2012	251,493	—	—	—	—	—	—	17,388	103,610	94,141	80,079	60,715	19,949	375,882
2013	228,009	—	—	—	—	—	—	—	52,528	82,596	81,679	63,386	26,134	306,323
2014	148,781	—	—	—	—	—	—	—	—	37,045	50,880	44,313	19,947	152,185
2015	63,244	—	—	—	—	—	—	—	—	—	3,395	17,892	9,973	31,260
2016	93,660	—	—	—	—	—	—	—	—	—	—	18,869	15,886	34,755
2017	164,414	—	—	—	—	—	—	—	—	—	—	—	6,180	6,180
Subtotal	1,736,562	34,138	27,016	56,818	86,371	186,587	276,421	354,205	469,866	458,451	344,214	249,808	102,976	2,646,871
Total Americas	5,242,820	895,141	262,166	326,699	368,003	529,342	705,490	897,080	1,126,374	1,211,446	1,188,982	1,087,004	546,902	9,144,629
Europe-Core
2012	20,452	—	—	—	—	—	—	11,604	8,995	5,641	3,175	2,198	984	32,597
2013	20,365	—	—	—	—	—	—	—	7,068	8,540	2,347	1,326	566	19,847
2014	797,822	—	—	—	—	—	—	—	—	153,180	291,980	246,365	110,012	801,537
2015	423,578	—	—	—	—	—	—	—	—	—	45,760	100,263	42,802	188,825
2016	348,867	—	—	—	—	—	—	—	—	—	—	40,368	38,526	78,894
2017	82,666	—	—	—	—	—	—	—	—	—	—	—	4,312	4,312
Subtotal	1,693,750	—	—	—	—	—	—	11,604	16,063	167,361	343,262	390,520	197,202	1,126,012
Europe-Insolvency
2014	10,876	—	—	—	—	—	—	—	—	5	4,297	3,921	1,570	9,793
2015	19,420	—	—	—	—	—	—	—	—	—	2,954	4,366	2,541	9,861
2016	43,065	—	—	—	—	—	—	—	—	—	—	6,175	6,189	12,364
2017	14,077	—	—	—	—	—	—	—	—	—	—	—	101	101
Subtotal	87,438	—	—	—	—	—	—	—	—	5	7,251	14,462	10,401	32,119
Total Europe	1,781,188	—	—	—	—	—	—	11,604	16,063	167,366	350,513	404,982	207,603	1,158,131
Total PRA Group	$7,024,008	$895,141	$262,166	$326,699	$368,003	$529,342	$705,490	$908,684	$1,142,437	$1,378,812	$1,539,495	$1,491,986	$754,505	$10,302,760

(1)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)	For our international amounts, cash collections are presented using the average exchange rates during the cash collection period.

(3)
For our international amounts, purchase price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

Estimated Remaining Collections
The following chart shows our ERC by geographical region at June 30, 2017 (amounts in millions).
Seasonality
Cash collections in the Americas tend to be higher in the first and second quarters of the year and lower in the third and fourth quarters of the year; cash collections in Europe tend to be higher in the third and fourth quarters of the year. Customer payment patterns are affected by seasonal employment trends, income tax refunds and holiday spending habits geographically.
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.
Cash Collections by Geography and Type Amounts in thousands

	2017		2016				2015
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Americas-Core	$217,020	$226,906	$193,360	$210,524	$213,741	$219,571	$195,835	$210,725
Americas-Insolvency	53,163	49,813	52,988	60,429	67,745	68,646	73,842	81,865
Europe-Core	99,121	98,081	97,429	96,028	102,972	94,091	97,149	85,635
Europe-Insolvency	5,371	5,030	4,974	4,719	2,744	2,025	2,545	2,528
Total Cash Collections	$374,675	$379,830	$348,751	$371,700	$387,202	$384,333	$369,371	$380,753
The following tables provides additional details on the composition of our U.S. Core cash collections for the periods indicated.
Domestic Portfolio Core Cash Collections by Source Amounts in thousands

	2017		2016				2015
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Call Center and Other Collections	$122,780	$127,368	$103,595	$115,454	$119,568	$127,851	$108,979	$117,560
External Legal Collections	37,863	40,267	35,231	36,415	40,369	43,203	42,432	47,318
Internal Legal Collections	32,511	34,937	31,458	33,206	34,505	39,080	38,998	41,338
Total Domestic Core Cash Collections	$193,154	$202,572	$170,284	$185,075	$194,442	$210,134	$190,409	$206,216

Collections Productivity (Domestic Portfolio)
The following tables display collections productivity measures that we track.
Cash Collections per Collector Hour Paid Domestic Portfolio

	Total domestic core cash collections (1)
	2017	2016	2015	2014	2013
First Quarter	$254	$274	$247	$223	$193
Second Quarter	202	269	245	220	190
Third Quarter	—	281	250	217	191
Fourth Quarter	—	248	239	203	190

	Call center and other cash collections (2)
	2017	2016	2015	2014	2013
First Quarter	$161	$168	$143	$119	$107
Second Quarter	129	167	141	107	104
Third Quarter	—	177	145	112	104
Fourth Quarter	—	153	139	110	100

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

In order to collect our Core portfolios, we generally need to employ relatively higher amounts of labor and incur additional collection costs to generate each dollar of cash collections as compared with Insolvency portfolios. In order to achieve acceptable levels of net return on investment (after direct expenses), we are generally targeting a higher Total Estimated Collections to purchase price multiple for Core portfolios. On the other hand, Insolvency accounts generate the majority of their cash collections through the efforts of insolvency courts and trustees. In this process, cash is remitted to our Company with no corresponding cost other than the cost of filing claims at the time of purchase, court fees associated with the filing of ownership claim transfers and general administrative costs for monitoring the progress of each account through the insolvency process. As a result, collection costs are much lower for us when liquidating a pool of Insolvency accounts as compared to a pool of Core accounts, but conversely the price we pay for Insolvency accounts is generally higher than Core accounts. We generally target similar net income margins for Insolvency and Core portfolios at any given point in the market cycles. However, because of the lower related collection costs, we can pay more for Insolvency portfolios, which causes the estimated total cash collections to purchase price multiples of Insolvency pools generally to be lower. In summary, compared to a similar investment in a pool of Core accounts, to the extent both pools had identical targeted net income margins, the Insolvency pool would be expected to generate less revenue, less direct expenses, similar operating income, and a higher operating margin. From time to time, especially in Europe, we purchase Core portfolios which consist of a majority of previously charged-off accounts which are now paying based on established payment plans. These portfolios have some of the same financial dynamics as Insolvency accounts, with lower collection costs and lower purchase price multiples.
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
The following table displays our quarterly portfolio purchases for the periods indicated.
Portfolio Purchases by Geography and Type Amounts in thousands

	2017		2016				2015
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Americas-Core	$144,871	$115,166	$91,800	$95,452	$130,529	$136,057	$120,554	$90,912
Americas-Insolvency	100,040	67,123	20,929	16,760	33,723	22,952	20,589	9,300
Europe-Core	42,876	39,505	80,129	34,240	68,835	171,038	79,735	240,385
Europe-Insolvency	7,860	6,020	6,943	14,803	16,410	6,731	4,976	3,959
Total Portfolio Purchases	$295,647	$227,814	$199,801	$161,255	$249,497	$336,778	$225,854	$344,556
Portfolio Purchases by Stratifications (Domestic Only)
The following table categorizes our quarterly domestic portfolio purchases for the periods indicated into major asset type and delinquency category. Over the past 20 years, we have acquired more than 45 million customer accounts in the U.S. alone.
Domestic Portfolio Purchases by Stratification (Major Asset Type) Amounts in thousand

	2017		2016				2015
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Major Credit Cards	$65,177	$57,615	$35,306	$38,858	$48,471	$68,072	$32,734	$25,104
Consumer Finance	7,354	7,987	5,678	1,309	1,616	2,533	2,616	2,513
Private Label Credit Cards	101,162	73,473	56,681	54,969	86,331	62,104	93,660	65,456
Auto Related	67,701	30,191	6,104	—	831	411	7,032	557
Total	$241,394	$169,266	$103,769	$95,136	$137,249	$133,120	$136,042	$93,630

Domestic Portfolio Purchases by Stratification (Delinquency Category) Amounts in thousand

	2017		2016				2015
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Fresh (1)	$73,813	$43,786	$30,919	$30,114	$42,048	$37,036	$37,450	$27,899
Primary (2)	4,314	726	2,672	1,568	29,990	26,240	37,994	25,517
Secondary (3)	52,217	49,794	48,005	51,630	51,019	43,841	36,804	28,667
Tertiary (3)	—	1,111	557	—	—	1,843	2,298	—
Insolvency	100,040	67,123	20,930	11,145	13,702	22,952	20,589	9,299
Other (4)	11,010	6,726	686	679	490	1,208	907	2,248
Total	$241,394	$169,266	$103,769	$95,136	$137,249	$133,120	$136,042	$93,630

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
Liquidity and Capital Resources
We manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of June 30, 2017, cash and cash equivalents totaled $92.8 million. Of the cash and cash equivalent balance as of June 30, 2017, $81.2 million consisted of cash on hand related to foreign operations with indefinitely reinvested earnings. See the "Undistributed Earnings of Foreign Subsidiaries" section below for more information.
At June 30, 2017, we had approximately $1.9 billion in borrowings outstanding with $1.1 billion of availability under all our credit facilities (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of June 30, 2017, the amount available to be drawn was $658.6 million. Of the $1.1 billion of borrowing availability, $554.0 million was available under our European credit facility and $544.3 million was available under our North American credit facility. Of the $658.6 million available considering borrowing base restrictions, $174.7 million was available under our European credit facility and $483.9 million was available under our North American credit facility. The primary borrowing base under both credit facilities is ERC of the respective finance receivables portfolios. For more information, see Note 4.
An additional funding source is interest-bearing deposits generated in Europe. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.5 billion (approximately $177.4 million as of June 30, 2017). Interest-bearing deposits as of June 30, 2017 were $92.5 million.
We believe we were in compliance with the covenants of our material financing arrangements as of June 30, 2017.
As discussed in Note 11, we sold our government services business in January 2017 for approximately $91.5 million and our vehicle location, skip tracing and collateral recovery business in June 2017 for approximately $4.5 million.
We have the ability to slow the purchasing of finance receivables if necessary, with low impact to current year cash collections. For example, the portfolios purchased in 2016 generated $204.1 million of cash collections, representing only 13.7% of 2016 cash collections.
Contractual obligations over the next year are primarily related to debt maturities and purchase commitments. Our North American credit facility expires in May 2022. Our European credit facility expires in February 2021. Of our $755.0 million in long-term debt outstanding at June 30, 2017, $10.0 million is due within one year.
We have in place forward flow commitments for the purchase of nonperforming loans over the next 12 months with a maximum purchase price of $413.1 million as of June 30, 2017. We may also enter into new or renewed flow commitments and close on spot transactions in addition to the aforementioned flow agreements.
For tax purposes, we utilized the cost recovery method of accounting through December 31, 2016. The Internal Revenue Service ("IRS") examined our 2005 through 2012 tax returns and asserted that tax revenue recognition using the cost recovery method did not clearly reflect taxable income and therefore issued Notices of Deficiency to us for tax years ended December 31, 2005 through 2012. In response to the notices, we filed petitions in the U.S. Tax Court (the "Tax Court") challenging the deficiencies and the Tax Court set the trial to begin on May 15, 2017. On May 10, 2017, we reached a settlement with the IRS in regards to the Notices of Deficiency. Under the settlement, both parties agreed that no amounts were due for years 2005 through 2012 and the Tax Court entered decisions to that effect on June 22, 2017. Also, under the settlement, we will utilize a new tax accounting method to recognize net finance receivables revenue effective with tax year 2017. Under the new method, a portion of the annual collections amortize principal and the remaining portion is taxable income. We have submitted our calculation of the new method to the IRS for its review and acceptance, as required by the settlement. We will not be required to pay any interest or penalties related to the prior periods. However, the deferred tax liability related to the difference in timing between the new method and the prior method will be incorporated evenly into our tax filings over four years with no associated interest. Subject to acceptance by the IRS and based on current tax rates, we estimate the related tax payments to be $14.5 million per quarter.
On October 22, 2015, our board of directors authorized a share repurchase program to purchase up to $125.0 million of our outstanding shares of common stock. Repurchases depend on prevailing market conditions and other factors. The repurchase program may be suspended or discontinued at any time. During the second quarter of 2017, we repurchased approximately $44.9 million of our outstanding shares of common stock. At June 30, 2017, the maximum remaining purchase price for share repurchases under the program was approximately $0.1 million.
We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our revolving credit facilities will be sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, and additional portfolio purchasing during the next 12 months. Business acquisitions, adverse outcomes in pending litigation or higher than expected levels of portfolio purchasing could require additional financing from other sources.
Cash Flows Analysis
Our operating activities used cash of $14.4 million and provided cash of $83.3 million for the six months ended June 30, 2017 and 2016, respectively. Key drivers of the change included cash collections, income tax payments, changes in accrued expenses and other liabilities, and interest payments. Cash collections recognized as revenue declined $25.1 million, due largely to a decline in cash collections of $17.0 million. Cash paid for income taxes increased $30.5 million, and included $22.2 million related to the sale of our government services business. Income tax payments also included $28.6 million related to payment of the deferred tax liability discussed earlier in this section. Accrued expenses decreased $12.2 million and $19.9 million for the six months ended June 30, 2017 and 2016, respectively. Decreases in accrued expenses for both periods were due to various factors including settlement payments for the TCPA matter in 2016, and the Mejia and other matters in 2017. Other liabilities decreased $7.7 million for the six months ended June 30, 2017, compared to an increase of $15.5 million for the six months ended June 30, 2016. The decrease in other liabilities during the six months ended June 30, 2017, was mainly due to a decrease in deferred payments for portfolio purchases. The increase in other liabilities during the six months ended June 30, 2016, was mainly due to the timing of client remittances in our fee-based businesses. Interest payments increased $5.1 million due primarily to increases in interest rates and unused line fees.
Our investing activities used cash of $56.1 million and $242.9 million for the six months ended June 30, 2017 and 2016, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of nonperforming loans. The decrease in net cash used in investing activities is primarily due to the sale of subsidiaries during the six months ended June 30, 2017, which provided us with net proceeds of $93.0 million; a decrease in business acquisitions, which totaled $0 during the six months ended June 30, 2017, compared to $65.2 million during the six months ended June 30, 2016; and a decrease in the amounts of acquisitions of finance receivables, which totaled $514.0 million during the six months ended June 30, 2017, compared to $538.1 million during six months ended June 30, 2016.
Our financing activities provided cash of $61.6 million and $168.9 million for the six months ended June 30, 2017 and 2016, respectively. Cash for financing activities is normally provided by draws on our lines of credit. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt. The change in cash provided by financing activities for the six months ended June 30, 2017 compared to six months ended June 30, 2016 was primarily due to a decline in the rate of growth of our borrowings, coupled with repurchases of our common stock. During the six months ended June 30, 2017, net proceeds from borrowing activities was $118.4 million compared to $169.9 million during the six months ended June 30, 2016. Repurchases of our common stock totaled $44.9 million during the six months ended June 30, 2017, compared to $0 during the six months ended June 30, 2016.

Undistributed Earnings of Foreign Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of foreign subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for federal and state income tax has been provided thereon. If management's intentions change and eligible undistributed earnings of foreign subsidiaries are repatriated, we would be subject to additional U.S. income taxes and withholding taxes payable to various foreign jurisdictions, where applicable. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed foreign earnings. The amount of cash on hand related to foreign operations with indefinitely reinvested earnings was $81.2 million and $73.6 million as of June 30, 2017 and December 31, 2016, respectively. Refer to the Note 6 for further information related to our income taxes and undistributed foreign earnings.
Contractual Obligations
Our contractual obligations as of June 30, 2017 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$45,469	$11,168	$14,795	$9,832	$9,674
Revolving credit (1)	737,862	35,037	68,482	632,773	1,570
Long-term debt (2)	1,712,626	61,277	121,034	1,173,240	357,075
Purchase commitments (3)	413,102	413,102	—	—	—
Employment agreements	6,699	6,699	—	—	—
Total	$2,915,758	$527,283	$204,311	$1,815,845	$368,319

(1)
This amount includes estimated interest and unused line fees due on our revolving credit and assumes that the outstanding balances on the revolving credit remain constant from the June 30, 2017 balances to maturity.

(2)	This amount includes scheduled interest and principal payments on our term loans and convertible senior notes.

(3)
This amount includes the maximum remaining amount to be purchased under forward flow and other contracts for the purchase of defaulted finance receivables in the amount of approximately $413.1 million.

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
Our international operations require the use of material estimates and interpretations of complex tax laws in multiple jurisdictions, and increases the complexity of our accounting for income taxes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.4 billion as of June 30, 2017. Assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $5.0 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $5.0 million.
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
The fair value of our interest rate swap agreements was a net liability of $1.6 million at June 30, 2017. A hypothetical 50 basis point decrease in interest rates would cause a decrease in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be a liability of $7.8 million at June 30, 2017. Conversely, a hypothetical 50 basis point increase in interest rates would cause an increase in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be an asset of $4.0 million at June 30, 2017.

Currency Exchange Risk
We operate internationally and enter into transactions denominated in foreign currencies, including the European Union euro, the Great British pound, the Canadian dollar, Norwegian kroner, Swiss franc, Danish kroner, Swedish kroner, Polish zloty, and Brazilian real. In the three months ended June 30, 2017, we generated $65.8 million of revenues from operations outside the U.S. and used eight functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of June 30, 2017, refer to Note 8.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our 2016 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On October 22, 2015, the Company's board of directors authorized a share repurchase program to purchase up to $125.0 million of the Company's outstanding shares of common stock on the open market. During the second quarter of 2017, we repurchased approximately $44.9 million of our common stock under this program.
The following table provides information about the Company's common stock purchased during the second quarter of 2017.

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Remaining Purchase Price for Share Repurchases Under the Program
April 30, 2017	—	$—	—	$—
May 31, 2017	1,311,200	34.25	1,311,200	92,320
June 30, 2017	—	—	—	—
Total	1,311,200	$34.25	1,311,200	$92,320
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
4.3
Indenture dated August 13, 2013 between Portfolio Recovery Associates, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 000-50058) filed on August 14, 2013).

4.4
Indenture dated May 26, 2017 between PRA Group, Inc. and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 000-50058) filed on May 26, 2017).

10.1
Amended and Restated Credit Agreement dated as of May 5, 2017 among PRA Group, Inc. as a borrower and a guarantor, PRA Group Canada, Inc., as a borrower, the domestic subsidiaries of PRA Group, Inc., as the guarantors, the Canadian subsidiaries of PRA Group Canada, Inc. party thereto from time to time, as Canadian guarantors, the lenders party thereto, Bank of America, N.A., as administrative Agent, swing line lender and an l/c issuer, Bank of America, N.A., acting through its Canada branch, as Canadian administrative agent, Capital One, N.A., Fifth Third Bank and Suntrust Bank, as co-syndication agents, DNB Capital LLC, ING Capital, the Bank of Tokyo Mitsubishi Ufj, Ltd. and Regions Bank, as co-senior managing agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Capital One, N.A., Fifth Third Bank and Suntrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners.

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

PRA Group, Inc.
(Registrant)

August 8, 2017	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2017	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)