Form 10-Q
period 2017-09-30
PRA GROUP INC
filed 2017-11-09
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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
Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to h Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☑
The number of shares of the registrant's common stock outstanding as of November 3, 2017 was 45,169,039.

Part I. Financial Information
Item 1. Financial Statements

PRA Group, Inc.
Consolidated Balance Sheets
September 30, 2017 and December 31, 2016
(Amounts in thousands)

	(unaudited)
	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$113,754	$94,287
Investments	75,512	68,543
Finance receivables, net	2,577,831	2,307,969
Other receivables, net	10,919	11,650
Income taxes receivable	3,877	9,427
Net deferred tax asset	41,183	28,482
Property and equipment, net	36,428	38,744
Goodwill	538,337	499,911
Intangible assets, net	25,527	27,935
Other assets	37,409	33,808
Assets held for sale	—	43,243
Total assets	$3,460,777	$3,163,999
Liabilities and Equity
Liabilities:
Accounts payable	$3,605	$2,459
Accrued expenses	82,445	82,699
Income taxes payable	4,069	19,631
Net deferred tax liability	237,044	258,344
Interest-bearing deposits	96,395	76,113
Borrowings	1,963,504	1,784,101
Other liabilities	1,213	10,821
Liabilities held for sale	—	4,220
Total liabilities	2,388,275	2,238,388
Redeemable noncontrolling interest	8,620	8,448
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 45,169 shares issued and outstanding at September 30, 2017; 100,000 shares authorized, 46,356 shares issued and outstanding at December 31, 2016	452	464
Additional paid-in capital	52,049	66,414
Retained earnings	1,124,762	1,049,367
Accumulated other comprehensive loss	(166,397)	(251,944)
Total stockholders' equity - PRA Group, Inc.	1,010,866	864,301
Noncontrolling interest	53,016	52,862
Total equity	1,063,882	917,163
Total liabilities and equity	$3,460,777	$3,163,999
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the three and nine months ended September 30, 2017 and 2016
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Income recognized on finance receivables, net	$197,248	$202,639	$582,626	$613,154
Fee income	2,671	17,597	18,873	56,210
Other revenue	1,091	1,748	6,401	5,958
Total revenues	201,010	221,984	607,900	675,322
Operating expenses:
Compensation and employee services	68,541	65,898	203,780	197,456
Legal collection expenses	27,626	33,447	90,556	97,476
Agency fees	7,599	12,034	27,653	34,227
Outside fees and services	15,631	14,731	46,977	46,415
Communication	8,713	7,814	25,104	26,119
Rent and occupancy	3,668	3,875	10,838	11,709
Depreciation and amortization	4,841	6,184	15,097	18,339
Other operating expenses	10,140	10,513	32,071	32,443
Total operating expenses	146,759	154,496	452,076	464,184
Income from operations	54,251	67,488	155,824	211,138
Other income and (expense):
Gain on sale of subsidiaries	307	—	48,474	—
Interest expense, net	(25,899)	(19,310)	(69,662)	(59,838)
Foreign exchange (loss)/gain	(1,084)	5,004	(1,421)	5,183
Income before income taxes	27,575	53,182	133,215	156,483
Provision for income taxes	10,682	16,664	52,857	50,244
Net income	16,893	36,518	80,358	106,239
Adjustment for net income attributable to noncontrolling interest	1,338	2,212	4,963	3,494
Net income attributable to PRA Group, Inc.	$15,555	$34,306	$75,395	$102,745
Net income per common share attributable to PRA Group, Inc.:
Basic	$0.34	$0.74	$1.64	$2.22
Diluted	$0.34	$0.74	$1.64	$2.21
Weighted average number of shares outstanding:
Basic	45,168	46,343	45,838	46,307
Diluted	45,286	46,434	45,991	46,403
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the three and nine months ended September 30, 2017 and 2016
(unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$16,893	$36,518	$80,358	$106,239
Other comprehensive income:
Change in foreign currency translation	39,548	13,721	81,393	37,435
Total comprehensive income	56,441	50,239	161,751	143,674
Comprehensive income attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	1,338	2,212	4,963	3,494
Change in foreign currency translation	1,730	(324)	(4,156)	8,462
Comprehensive income attributable to noncontrolling interest	3,068	1,888	807	11,956
Comprehensive income attributable to PRA Group, Inc.	$53,373	$48,351	$160,944	$131,718
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statement of Changes in Equity
For the nine months ended September 30, 2017
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2016	46,356	$464	$66,414	$1,049,367	$(251,944)	$52,862	$917,163
Components of comprehensive income:
Net income	—	—	—	75,395	—	5,962	81,357
Foreign currency translation adjustment	—	—	—	—	85,547	(4,379)	81,168
Distributions paid to noncontrolling interest	—	—	—	—	—	(1,429)	(1,429)
Equity component of convertible debt	—	—	44,910	—	—	—	44,910
Deferred taxes on equity component of convertible debt	—	—	(18,213)	—	—	—	(18,213)
Vesting of nonvested shares	125	1	(1)	—	—	—	—
Repurchase and cancellation of common stock	(1,312)	(13)	(44,896)	—	—	—	(44,909)
Amortization of share-based compensation	—	—	6,263	—	—	—	6,263
Employee stock relinquished for payment of taxes	—	—	(2,428)	—	—	—	(2,428)
Balance at September 30, 2017	45,169	$452	$52,049	$1,124,762	$(166,397)	$53,016	$1,063,882
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2017 and 2016
(unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$80,358	$106,239
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	6,263	9,468
Depreciation and amortization	15,097	18,339
Gain on sale of subsidiaries	(48,474)	—
Amortization of debt discount and issuance costs	12,828	7,450
Deferred tax benefit	(49,974)	(724)
Net foreign currency transaction loss/(gain)	1,303	(5,489)
Other	(3,113)	—
Changes in operating assets and liabilities:
Other assets	(274)	3,531
Other receivables, net	1,342	7,181
Accounts payable	1,242	(1,479)
Income taxes payable, net	(10,692)	(13,832)
Accrued expenses	(7,198)	(12,344)
Other liabilities	(9,628)	565
Net cash (used in)/provided by operating activities	(10,920)	118,905
Cash flows from investing activities:
Purchases of property and equipment	(10,054)	(11,542)
Acquisition of finance receivables, net of buybacks	(718,553)	(697,794)
Collections applied to principal on finance receivables	553,713	530,081
Business acquisitions, net of cash acquired	—	(66,961)
Proceeds from sale of subsidiaries, net	93,304	—
Purchase of investments	(3,569)	(380)
Proceeds from sales and maturities of investments	7,482	10,299
Net cash used in investing activities	(77,677)	(236,297)
Cash flows from financing activities:
Proceeds from lines of credit	905,841	858,368
Principal payments on lines of credit	(1,392,176)	(895,161)
Repurchases of common stock	(44,909)	—
Tax withholdings related to share-based payments	(2,428)	(2,478)
Distributions paid to noncontrolling interest	(1,429)	(934)
Principal payments on long-term debt	(12,515)	(187,264)
Proceeds from long-term debt	310,000	297,893
Payments of debt issuance costs	(18,240)	(17,526)
Net increase in interest-bearing deposits	10,140	40,198
Proceeds from convertible debt	345,000	—
Net cash provided by financing activities	99,284	93,096
Effect of exchange rate on cash	8,780	44,715
Net increase in cash and cash equivalents	19,467	20,419
Cash and cash equivalents, beginning of period	94,287	71,372
Cash and cash equivalents, end of period	$113,754	$91,791
Supplemental disclosure of cash flow information:
Cash paid for interest	$60,229	$49,492
Cash paid for income taxes	114,603	59,164
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
The following table shows the amount of revenue generated for the three and nine months ended September 30, 2017 and 2016, respectively, and long-lived assets held at September 30, 2017 and 2016, respectively, both for the U.S., the Company's country of domicile, and outside of the U.S. (amounts in thousands):

	As Of And For The		As Of And For The
	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$137,323	$28,585	$153,114	$33,898
Outside the United States	63,687	7,843	68,870	10,456
Total	$201,010	$36,428	$221,984	$44,354

	As Of And For The		As Of And For The
	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$415,761	$28,585	$489,260	$33,898
Outside the United States	192,139	7,843	186,062	10,456
Total	$607,900	$36,428	$675,322	$44,354
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment. The Company reports revenues earned from its debt purchasing and collection activities and its fee-based services. It is impracticable for the Company to report further breakdowns of revenues from external customers by product or service.
The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's consolidated balance sheet as of September 30, 2017, its consolidated income statements and statements of comprehensive income/(loss) for the three and nine months ended September 30, 2017 and 2016, its consolidated statement of changes in equity for the nine months ended September 30, 2017, and its consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016, have been included. The consolidated income statements of the Company for the three and nine months ended September 30, 2017 may not be indicative of future results. Certain prior period amounts have been reclassified for consistency with the current period presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2016 Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 1, 2017.

PRA Group, Inc.
Notes to Consolidated Financial Statements

2. Finance Receivables, net:
Changes in finance receivables, net for the three and nine months ended September 30, 2017 and 2016 were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$2,520,883	$2,399,949	$2,307,969	$2,202,113
Acquisitions of finance receivables (1)	203,052	159,546	716,586	741,402
Foreign currency translation adjustment	38,482	1,974	106,989	(21,026)
Cash collections applied to principal and net allowance charges	(184,586)	(169,061)	(553,713)	(530,081)
Balance at end of period	$2,577,831	$2,392,408	$2,577,831	$2,392,408

(1)
Acquisitions of finance receivables are net of buybacks and include certain capitalized acquisition related costs. They also include the acquisition date finance receivables portfolios that are acquired in connection with certain business acquisitions.

During the three months ended September 30, 2017, the Company purchased finance receivables portfolios with a face value of $1.4 billion for $210.9 million. During the three months ended September 30, 2016, the Company purchased finance receivables portfolios with a face value of $3.0 billion for $161.3 million. During the nine months ended September 30, 2017, the Company purchased finance receivables portfolios with a face value of $5.1 billion for $734.4 million. During the nine months ended September 30, 2016, the Company purchased finance receivables portfolios with a face value of $8.9 billion for $747.5 million. At September 30, 2017, the estimated remaining collections ("ERC") on the receivables purchased during the three months ended September 30, 2017 and 2016 were $333.2 million and $208.5 million, respectively. At September 30, 2017, the ERC on the receivables purchased during the nine months ended September 30, 2017 and 2016 were $1.1 billion and $975.4 million, respectively. At September 30, 2017 and 2016, total ERC was $5.4 billion and $5.3 billion, respectively.
At the time of acquisition, the life of each pool is estimated based on projected amounts and timing of cash collections. Based upon current projections, cash collections expected to be applied to principal on finance receivables as of September 30, 2017 are estimated to be as follows for the 12 months in the periods ending September 30, (amounts in thousands):

2018	$734,967
2019	585,527
2020	454,002
2021	366,386
2022	230,393
2023	110,818
2024	42,604
2025	24,762
2026	17,871
2027	10,501
Total ERC expected to be applied to principal	$2,577,831
At September 30, 2017, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $109.3 million; at December 31, 2016, the amount was $105.5 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Changes in accretable yield for the three and nine months ended September 30, 2017 and 2016 were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$2,803,590	$2,931,426	$2,740,006	$2,727,204
Income recognized on finance receivables, net	(197,248)	(202,639)	(582,626)	(613,154)
Additions	127,829	121,643	477,018	581,583
Reclassifications from nonaccretable difference	68,715	5,936	93,343	95,904
Foreign currency translation adjustment	43,231	673	118,376	65,502
Balance at end of period	$2,846,117	$2,857,039	$2,846,117	$2,857,039
The following is a summary of activity within the Company's valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$218,775	$136,752	$211,465	$114,861
Allowance charges	3,824	14,246	9,973	37,686
Reversal of previously recorded allowance charges	(412)	(1,100)	(561)	(1,722)
Net allowance charges	3,412	13,146	9,412	35,964
Foreign currency translation adjustment	678	(328)	1,988	(1,255)
Ending balance	$222,865	$149,570	$222,865	$149,570
3. Investments:
Investments consist of the following at September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
Available-for-sale
Government bonds and mutual funds	$3,769	$2,138
Held-to-maturity
Securitized assets	57,031	51,407
Other investments
Private equity funds	14,712	14,998
Total investments	$75,512	$68,543
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

The underlying securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments. Accordingly, it is difficult to accurately predict the final maturity date of these investments. Revenues recognized on these investments are recorded in Other Revenue in the consolidated income statements. During the three and nine months ended September 30, 2017, revenues recognized on these investments were $0 and $1.3 million, respectively. During the three and nine months ended September 30, 2016, revenues recognized on these investments were $1.5 million and $4.7 million, respectively.
Other Investments
Investments in private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 3% interest and are carried at cost. Distributions received from the partnerships are included in Other Revenue in the consolidated income statements. Distributions received in excess of the Company's proportionate share of accumulated earnings are applied as a reduction of the cost of the investment. The aggregate carrying amount of cost-method investments for which cost exceeded fair value but for which an impairment loss was not recognized was $14.7 million and $15.0 million at September 30, 2017 and December 31, 2016, respectively. We evaluate the investments based on our estimated allocable share of the expected remaining cash flows of the funds as reported by the investment manager. Distributions received from these investments were $1.2 million and $5.1 million during the three and nine months ended September 30, 2017, respectively. Distributions received from these investments were $0.0 million and $0.6 million during the three and nine months ended September 30, 2016, respectively.
The amortized cost and estimated fair value of available-for sale and held-to-maturity investments at September 30, 2017 and December 31, 2016 were as follows (amounts in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Government bonds and mutual funds	$3,783	$37	$51	$3,769
Held-to-maturity
Securitized assets	57,031	—	14,471	42,560

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Government bonds and mutual funds	$2,161	$—	$23	$2,138
Held-to-maturity
Securitized assets	51,407	4,147	—	55,554
4. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	September 30, 2017	December 31, 2016
North American revolving credit	$275,432	$695,088
Term loans	762,902	430,764
European revolving credit	373,758	401,780
Convertible senior notes	632,500	287,500
Less: Debt discount and issuance costs	(81,088)	(31,031)
Total	$1,963,504	$1,784,101

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following principal payments are due on the Company's borrowings as of September 30, 2017 for the 12 month periods ending September 30, (amounts in thousands):

2018	$10,000
2019	10,000
2020	297,500
2021	699,160
2022	682,932
Thereafter	345,000
Total	$2,044,592
The Company believes it was in compliance with the covenants of its material financing arrangements as of September 30, 2017 and December 31, 2016.
North American Revolving Credit and Term Loan
On May 5, 2017, the Company amended and restated its existing credit agreement (as amended, and modified from time to time, the “North American Credit Agreement”) with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian administrative agent, and a syndicate of lenders named therein. The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.2 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $447.5 million term loan, (ii) a $705.0 million domestic revolving credit facility, and (iii) a $50.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $45.0 million in additional commitments (at the option of the lender) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sublimit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the North American Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the North American Credit Agreement) plus 0.50%, (b) Bank of America's prime rate, or (c) the one month Eurodollar rate plus 1.00%. Canadian Prime Rate Loans will bear interest at a rate per annum equal to the Canadian Prime Rate plus 1.50%. The loans under the North American Credit Agreement mature as of May 5, 2022. As of September 30, 2017, the unused portion of the North American Credit Agreement was $479.6 million. Considering borrowing base restrictions, as of September 30, 2017, the amount available to be drawn was $453.5 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

European Revolving Credit Facility and Term Loan
On October 23, 2014, European subsidiaries of the Company ("PRA Europe") entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (such agreement as later amended or modified, the "European Credit Agreement"). Under the terms of the European Credit Agreement, the credit facility includes an aggregate amount of approximately $1.2 billion (subject to the borrowing base), of which 267.0 million EURO (approximately $315.4 million) is a term loan, accrues interest at the Interbank Offered Rate ("IBOR") plus 2.80%-3.90% under the revolving facility and 4.25%-4.50% under the term loan facility (as determined by the loan-to-value ratio ("LTV Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.26% per annum, of 35% of the margin, is payable monthly in arrears, and matures on February 19, 2021. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears, and also matures February 19, 2021. As of September 30, 2017, the unused portion of the European Credit Agreement (including the overdraft facility) was $566.2 million. Considering borrowing base restrictions and other covenants, as of September 30, 2017, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $165.4 million.
The European Credit Agreement is secured by the shares of most of the Company's European subsidiaries and all intercompany loan receivables in Europe. The European Credit Agreement also contains restrictive covenants and events of default, which are defined in the European Credit Agreement, including the following:

•	the LTV Ratio cannot exceed 75%;

•	the gross interest-bearing debt ratio in Europe cannot exceed 3.25 to 1.0 as of the end of any fiscal quarter;

•	interest bearing deposits in AK Nordic AB cannot exceed SEK 1,500,000,000; and

•	PRA Europe's cash collections must exceed 95% of PRA Europe's ERC for the same set of portfolios, measured on a quarterly basis.
Convertible Senior Notes due 2020
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of its 3.00% Convertible Senior Notes due 2020 (the "2020 Notes"). The 2020 Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "2013 Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. The 2013 Indenture contains customary terms and covenants, including certain events of default after which the 2020 Notes may be due and payable immediately. The 2020 Notes are senior unsecured obligations of the Company. Interest on the 2020 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. Prior to February 1, 2020, the 2020 Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the 2020 Notes will be convertible at any time. The Company does not have the right to redeem the 2020 Notes prior to maturity. As of September 30, 2017 and December 31, 2016, none of the conditions allowing holders of the 2020 Notes to convert their notes had occurred.
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
Convertible Senior Notes due 2023
On May 26, 2017, the Company completed the private offering of $345.0 million in aggregate principal amount of its 3.50% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2020 Notes, the "Notes"). The 2023 Notes were issued pursuant to an Indenture, dated May 26, 2017 (the "2017 Indenture"), between the Company and Regions Bank, as trustee. The 2017 Indenture contains customary terms and covenants, including certain events of default after which the 2023 Notes may be

PRA Group, Inc.
Notes to Consolidated Financial Statements

due and payable immediately. The 2023 Notes are senior unsecured obligations of the Company. Interest on the 2023 Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year, beginning on December 1, 2017. Prior to March 1, 2023, the 2023 Notes will be convertible only upon the occurrence of specified events. On or after March 1, 2023, the 2023 Notes will be convertible at any time. The Company has the right, at its election, to redeem all or any part of the outstanding notes at any time on or after June 1, 2021 for cash, but only if the last reported sale price (as defined in the 2017 Indenture) exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on and including the trading day immediately before the date the Company sends the related redemption notice. As of September 30, 2017, none of the conditions allowing holders of the 2023 Notes to convert their notes had occurred.
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
The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	September 30, 2017	December 31, 2016
Liability component - principal amount	$632,500	$287,500
Unamortized debt discount	(58,360)	(17,930)
Liability component - net carrying amount	$574,140	$269,570
Equity component	$76,216	$31,306
The debt discount is being amortized into interest expense over the remaining life of the 2020 Notes and the 2023 Notes using the effective interest rate, which is 4.92% and 6.20%, respectively.
Interest expense related to the Notes was as follows for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense - stated coupon rate	$5,175	$2,156	$10,695	$6,468
Interest expense - amortization of debt discount	2,796	1,127	5,760	3,336
Total interest expense - convertible senior notes	$7,971	$3,283	$16,455	$9,804
5. Goodwill and Intangible Assets, net:
In connection with the Company's business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets resulting from these acquisitions include client and customer relationships, non-compete agreements, trademarks and technology. The Company performs an annual review of goodwill as of October 1 of each year or more frequently if indicators of impairment exist.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table represents the changes in goodwill for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period:
Goodwill	$516,165	$550,734	$506,308	$501,553
Accumulated impairment loss	—	(6,397)	(6,397)	(6,397)
	516,165	544,337	499,911	495,156
Changes:
Acquisitions	—	1,193	—	28,711
Foreign currency translation adjustment	22,172	14,975	38,426	36,638
Net change in goodwill	22,172	16,168	38,426	65,349

Goodwill	538,337	566,902	538,337	566,902
Accumulated impairment loss	—	(6,397)	—	(6,397)
Balance at end of period:	$538,337	$560,505	$538,337	$560,505
The change in accumulated impairment loss during the nine months ended September 30, 2017, is related to the June 2017 sale of PRA Location Services, LLC ("PLS"), the goodwill of which was fully impaired during 2013.
The $1.2 million addition to goodwill during the three months ended September 30, 2016, was attributable to an immaterial acquisition. The goodwill recognized from this acquisition is expected to be deductible for tax purposes.
The $28.7 million addition to goodwill during the nine months ended September 30, 2016, was mainly attributable to the acquisition of DTP S.A. ("DTP") during the second quarter of 2016 and the acquisition of Recovery Management Systems Corporation ("RMSC") in the first quarter of 2016. The goodwill recognized from the DTP acquisition is not expected to be deductible for tax purposes while the goodwill recognized from the RMSC acquisition is expected to be deductible for tax purposes.
6. Income Taxes:
The Company follows the guidance of FASB ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
For tax purposes, the Company utilized the cost recovery method of accounting through December 31, 2016. Under the cost recovery method, collections on finance receivables are applied first to principal to reduce the finance receivables balance to zero before taxable income is recognized. The Internal Revenue Service ("IRS") examined the Company's 2005 through 2012 tax returns and asserted that tax revenue recognition using the cost recovery method did not clearly reflect taxable income and therefore issued Notices of Deficiency to the Company for tax years ended December 31, 2005 through 2012 (the "Notices"). In response to the Notices, the Company filed petitions in the U.S. Tax Court (the “Tax Court”) challenging the deficiencies and the Tax Court set the trial to begin on May 15, 2017. On May 10, 2017, the Company reached a settlement with the IRS in regards to the Notices. Under the settlement, both parties agreed that no amounts were due for years 2005 through 2012 and the Tax Court entered decisions to that effect on June 22, 2017. Also, under the settlement, the Company will utilize a new tax accounting method to recognize net finance receivables revenue effective with tax year 2017. Under the new method, a portion of the annual collections amortize principal and the remaining portion is taxable income. The Company will not be required to pay any interest or penalties related to the prior periods. The deferred tax liability related to the difference in timing between the new method and the cost recovery method will be incorporated evenly into the Company’s tax filings over four years with no associated interest.
At September 30, 2017, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2013 and subsequent years.
The Company intends for predominantly all foreign earnings to be indefinitely reinvested in its foreign operations. If foreign earnings were repatriated, the Company would need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with indefinitely reinvested earnings was $95.3 million and $73.6 million as of September 30, 2017 and December 31, 2016, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

7. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted EPS calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72 for the 2020 Notes or $46.24 for the 2023 Notes, neither of which occurred during the respective periods from which the Notes were issued through September 30, 2017. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period. The assumed proceeds include the tax benefit that would be realized upon assumed exercise.
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2017			2016
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$15,555	45,168	$0.34	$34,306	46,343	$0.74
Dilutive effect of nonvested share awards		118	—		91	—
Diluted EPS	$15,555	45,286	$0.34	$34,306	46,434	$0.74

	For the Nine Months Ended September 30,
	2017			2016
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$75,395	45,838	$1.64	$102,745	46,307	$2.22
Dilutive effect of nonvested share awards		153	—		96	(0.01)
Diluted EPS	$75,395	45,991	$1.64	$102,745	46,403	$2.21
There were no antidilutive options outstanding for the three and nine months ended September 30, 2017 and 2016.
8. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as potential discretionary bonuses that are based on the attainment of a combination of financial and management goals. At September 30, 2017, estimated future compensation under these agreements was approximately $11.8 million. The agreements also contain confidentiality and non-compete provisions. Outside the U.S., employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $11.8 million total above.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at September 30, 2017 totaled approximately $43.8 million.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at September 30, 2017 was approximately $413.6 million.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at September 30, 2017 was not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities. The Company had not recorded any potential recoveries under the Company's insurance policies or third-party indemnities as of September 30, 2017.
The matters described below fall outside of the normal parameters of the Company's routine legal proceedings.
Multi-State Investigation
The Company previously received Civil Investigative Demands from multiple state Attorneys General offices broadly relating to its debt collection practices in the U.S. The Company, which has fully cooperated with the investigation, has discussed potential resolution of the investigation with this coalition of Attorneys General, which could include penalties, restitution and/or the adoption of new practices and controls in the conduct of the Company's business. In these discussions, the state Attorneys General offices have taken positions with which the Company disagrees. If the Company is unable to resolve its differences with this multi-state coalition, it is possible that individual state Attorneys General offices may file claims against the Company.
Internal Revenue Service Audit
The IRS examined the Company's 2005 through 2012 tax returns and asserted that tax revenue recognition using the cost recovery method did not clearly reflect taxable income and therefore issued Notices of Deficiency to the Company for tax years ended December 31, 2005 through 2012 (the "Notices"). In response to the Notices, the Company filed petitions in the Tax Court challenging the deficiencies and the Tax Court set the trial to begin on May 15, 2017. On May 10, 2017, the Company reached a settlement with the IRS in regards to the Notices. Under the settlement, both parties agreed that no amounts were due for years 2005 through 2012 and the Tax Court entered decisions to that effect on June 22, 2017. Also, under the settlement, the Company

PRA Group, Inc.
Notes to Consolidated Financial Statements

agreed to utilize a new tax accounting method to recognize net finance receivables revenue effective with tax year 2017. Under the new method, a portion of the annual collections will amortize principal and the remaining portion will be considered taxable income. The Company will not be required to pay any interest or penalties related to the prior periods. The deferred tax liability related to the difference in timing between the new method and the prior method will be incorporated evenly into the Company’s tax filings over four years with no associated interest.
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
The carrying amounts of the financial instruments in the following table are recorded in the consolidated balance sheets at September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$113,754	$113,754	$94,287	$94,287
Held-to-maturity investments	57,031	42,559	51,407	55,554
Other investments	14,712	9,709	14,998	12,573
Finance receivables, net	2,577,831	2,884,171	2,307,969	2,708,582
Financial liabilities:
Interest-bearing deposits	96,395	96,395	76,113	76,113
Revolving lines of credit	649,190	649,190	1,096,868	1,096,868
Term loans	762,902	762,902	430,764	430,764
Convertible senior notes	574,140	579,764	269,570	270,825
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at September 30, 2017 and December 31, 2016 (amounts in thousands):

	Fair Value Measurements as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments	$3,769	$—	$—	$3,769
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	701	—	701

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments	$2,138	$—	$—	$2,138
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	2,825	—	2,825
Available-for-sale investments: Fair value of the Company's investment in government bonds and mutual funds is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
In January 2016, FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), which provides new guidance on the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted only for certain provisions. Under this standard, changes in fair value of the Company's investments currently classified as available-for-sale will be reported in earnings rather than as an adjustment to Other Comprehensive Income/(Loss). The Company is currently in the process of evaluating the impact of adoption of 2016-01 on its Other Investments.
In February 2016, FASB issued ASU 2016-02, "Leases (Topic 842) Section A - Leases: Amendments to the FASB Account Standards Codification" ("ASU 2016-02"). ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. It is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements. The Company has approximately $43.8 million in operating lease obligations as disclosed in its contractual obligations table in Part I, Item 2 of this Quarterly Report on Form 10-Q and is in the process of evaluating those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. The Company does not plan to adopt the standard early.
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
In March 2016, FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The guidance eliminates additional paid in capital ("APIC") pools and requires companies to recognize all excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled. It also addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. Further, the new guidance eliminates the requirement to estimate forfeitures during the vesting period. Instead, companies can elect to account for actual forfeitures as they occur and record any previously unrecognized compensation expense for estimated forfeitures up to the period of adoption as a retrospective adjustment to beginning retained earnings. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company prospectively adopted ASU 2016-09 in the first quarter of 2017, which increased its provision for income taxes by $0.9 million during the nine months ended September 30, 2017, as a result of the recognition of all excess tax benefits and tax deficiencies in its income statement. ASU 2016-09 requires that excess tax benefits be presented as an operating activity in the statement of cash

PRA Group, Inc.
Notes to Consolidated Financial Statements

flows, so with its prospective adoption, prior periods have not been restated. The Company also elected to use an estimated forfeiture rate, based on historical data, to record its share-based compensation expense, which is consistent with its previous accounting treatment with respect to forfeitures. None of the other provisions of ASU 2016-09 had a material impact on its consolidated financial statements.
In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13"). ASU 2016-13 requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. ASU 2016-13 supersedes ASC Topic 310-30, which the Company currently follows to account for revenue on its finance receivables. ASU 2016-13 could have a significant impact on how the Company measures and records net revenue on its finance receivables. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-13 on its consolidated financial statements.
In August 2016, FASB issued ASU 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)" ("ASU 2016-15"). ASU 2016-15 reduces diversity in practice of how certain transactions are classified in the statement of cash flows. The new guidance clarifies the classification of cash activity related to debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions received from equity-method investments, and beneficial interests in securitization transactions. The guidance also describes a predominance principle in which cash flows with aspects of more than one class that cannot be separated should be classified based on the activity that is likely to be the predominant source or use of cash flow. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period, but requires all elements of the amendments to be adopted at once rather than individually. The new standard must be adopted using a retrospective transition method. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-15 on its consolidated financial statements.
In October 2016, FASB issued ASU 2016-16, "Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company has determined the adoption of this standard will not have a significant impact on its consolidated financial statements.
In January 2017, FASB issued ASU-2017-01, "Business Combinations - Clarifying the Definition of a Business (Topic 805)" ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is expected to reduce the number of transactions that need to be further evaluated as businesses. The guidance applies to transactions that occur on or after an entity’s adoption date, the earliest of which is January 1, 2017. The Company has not completed a business combination in 2017.
In January 2017, FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 eliminates Step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is currently in the process of evaluating the impact of adoption of ASU 2017-04 on its consolidated financial statements.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

The new guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. This new guidance is not expected to have an impact on the Company's consolidated financial statements.
In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). ASU 2017-12 modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in ASU 2017-12 are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. The Company is currently in the process of evaluating the impact of adoption of ASU 2017-12 on its consolidated financial statements.
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
During the second quarter of 2017, the Company sold its vehicle location, skip tracing and collateral recovery business, PLS, for $4.5 million which resulted in a gain on sale of approximately $1.6 million.
The assets and liabilities of the businesses that were sold during 2017 consisted of the following (amounts in thousands):

Nine Months Ended September 30, 2017
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
You should carefully consider the factors listed above and review the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the "Risk Factors" section and "Business" section of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017 ("2016 Form 10-K").
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
Overview
We are a global financial and business services company with operations in the Americas and Europe. Our primary business is the purchase, collection and management of portfolios of nonperforming loans. As discussed in Note 11, we sold our government services businesses in January 2017 and PLS in June 2017.
We are headquartered in Norfolk, Virginia, and as of September 30, 2017 employ 4,555 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA."

Earnings Summary
During the three months ended September 30, 2017, net income attributable to PRA Group, Inc. was $15.6 million, or $0.34 per diluted share, compared with $34.3 million, or $0.74 per diluted share, in the three months ended September 30, 2016. Total revenues decreased 9.5% to $201.0 million in the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Revenues in the three months ended September 30, 2017 consisted of $197.2 million in income recognized on finance receivables, net; $2.7 million in fee income; and $1.1 million in other revenue. Revenues in the three months ended September 30, 2016 consisted of $202.6 million in income recognized on finance receivables, net; $17.6 million in fee income; and $1.7 million in other revenue. Income recognized on finance receivables, net, in the three months ended September 30, 2017 decreased $5.4 million, or 2.7%, over the three months ended September 30, 2016, primarily due to a reduction in revenue generated by our Americas Insolvency portfolio which has declined due to lower volumes of purchasing during fiscal years 2014 to 2016. Cash collections were $381.8 million in the three months ended September 30, 2017, up 2.7%, or $10.1 million, as compared to the three months ended September 30, 2016.
A summary of the sources of our revenue during the three months ended September 30, 2017 and 2016 is presented below (amounts in thousands):

	For the Three Months Ended September 30,
	2017	2016
Cash collections	$381,834	$371,700
Principal amortization	(181,174)	(155,915)
Net allowance charges	(3,412)	(13,146)
Income recognized on finance receivables, net	197,248	202,639
Fee income	2,671	17,597
Other revenue	1,091	1,748
Total revenues	$201,010	$221,984
Operating expenses were $146.8 million for the three months ended September 30, 2017, a decrease of $7.7 million or 5.0%, as compared to the three months ended September 30, 2016. This decrease was primarily due to a decrease in legal collection expenses, mainly due to a reduction in the number of accounts brought into the legal collection process in the Americas, in addition to a decrease in agency fees, due primarily to the sale of PLS in June 2017, as well as a decrease in third-party collection fees incurred by our foreign operations.
During the three months ended September 30, 2017 and 2016, we acquired finance receivables portfolios at a cost of $210.9 million and $161.3 million, respectively.  In any period, we acquire nonperforming loans that can vary dramatically in their age, type and ultimate collectability. We may pay significantly different purchase prices relative to face value for purchased receivables within any period as a result of this quality fluctuation. In addition, market forces can increase or decrease pricing, irrespective of other quality fluctuations. As a result, the average purchase price paid relative to face value for any given period can fluctuate dramatically. However, regardless of the average purchase price, we intend to target a similar net income margin in pricing our portfolio acquisitions during any given period. Therefore, the price paid relative to face value is not necessarily indicative of profitability.

Results of Operations
The results of operations include the financial results of the Company and all of its subsidiaries. The following table sets forth consolidated income statement amounts as a percentage of total revenues for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Income recognized on finance receivables, net	98.1%	91.3%	95.8%	90.8%
Fee income	1.3%	7.9%	3.1%	8.3%
Other revenue	0.6%	0.8%	1.1%	0.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Compensation and employee services	34.1%	29.7%	33.5%	29.2%
Legal collection expenses	13.7%	15.1%	14.9%	14.4%
Agency fees	3.8%	5.4%	4.5%	5.1%
Outside fees and services	7.9%	6.6%	7.8%	6.9%
Communication	4.3%	3.5%	4.1%	3.9%
Rent and occupancy	1.8%	1.7%	1.8%	1.7%
Depreciation and amortization	2.4%	2.8%	2.5%	2.7%
Other operating expenses	5.0%	4.7%	5.3%	4.8%
Total operating expenses	73.0%	69.6%	74.4%	68.7%
Income from operations	27.0%	30.4%	25.6%	31.3%
Other income and (expense):
Gain on sale of subsidiaries	0.2%	—%	8.0%	—%
Interest expense, net	(12.9)%	(8.7)%	(11.5)%	(8.9)%
Foreign exchange (loss)/gain	(0.6)%	2.3%	(0.2)%	0.8%
Income before income taxes	13.7%	24.0%	21.9%	23.2%
Provision for income taxes	5.3%	7.5%	8.7%	7.4%
Net income	8.4%	16.5%	13.2%	15.7%
Adjustment for net income attributable to noncontrolling interest	0.7%	1.0%	0.8%	0.5%
Net income attributable to PRA Group, Inc.	7.7%	15.5%	12.4%	15.2%
Three Months Ended September 30, 2017 Compared To Three Months Ended September 30, 2016
Revenues
Total revenues were $201.0 million for the three months ended September 30, 2017, a decrease of $21.0 million, or 9.5%, compared to total revenues of $222.0 million for the three months ended September 30, 2016.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $197.2 million for the three months ended September 30, 2017, a decrease of $5.4 million, or 2.7%, compared to income recognized on finance receivables, net, of $202.6 million for the three months ended September 30, 2016. The decrease was due to a variety of factors. Income generated by our Americas Insolvency portfolios declined due primarily to lower volumes of purchasing during fiscal years 2014 to 2016. Income generated by our European portfolios declined due primarily to the impact of the current competitive pricing environment which has resulted in lower yields on new portfolios. Also, elevated allowance charges incurred during 2016 reduced the income-earning principal balances of our portfolios, particularly the Americas Core portfolios. This was offset by overperformance on select Americas Core and European Core portfolios which resulted in yield increases on certain pools, as well as a decline in net allowance charges, which were $3.4 million for the three months ended September 30, 2017, compared to $13.1 million for the three months ended September 30, 2016.

Cash collections were $381.8 million in the three months ended September 30, 2017, up $10.1 million, or 2.7%, as compared to the three months ended September 30, 2016. The increase in cash collections was mainly caused by increases in our European Core and Americas Core portfolio collections, which increased $6.7 million and $2.2 million, respectively. Cash collections on fully amortized pools were $14.1 million in the three months ended September 30, 2017, up $6.4 million or 83.1%, compared to $7.7 million in the three months ended September 30, 2016. Cash collections on pools on cost recovery were $8.1 million in the three months ended September 30, 2017, up $1.4 million or 20.9%, compared to $6.7 million in the three months ended September 30, 2016.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances which are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended September 30, 2017, we recorded net allowance charges of $3.4 million, consisting of $2.4 million on our Americas portfolios and $1.0 million on our European portfolios. For the three months ended September 30, 2016, we recorded net allowance charges of $13.1 million, consisting of $12.4 million on our Americas portfolios and $0.7 million on our European portfolios.
During the three months ended September 30, 2017, we reclassified $68.7 million from nonaccretable difference to accretable yield primarily due to increased cash collection forecasts relating mainly to certain Americas Core and European Core pools. During the three months ended September 30, 2016, we reclassified $5.9 million from nonaccretable difference to accretable yield primarily due to increased cash collection forecasts relating mainly to certain European Core pools, partially offset by decreases in cash collection forecasts relating mainly to certain Americas Core pools.
Fee Income
Fee income was $2.7 million in the three months ended September 30, 2017, a decrease of $14.9 million or 84.7%, compared to $17.6 million in the three months ended September 30, 2016. This was primarily due to a decrease in fee income resulting from the sale of our government services businesses in January 2017 and the sale of PLS in June 2017.
Other Revenue
Other revenue decreased to $1.1 million in the three months ended September 30, 2017 from $1.7 million in the three months ended September 30, 2016, primarily due to a decrease in revenue generated by our investments.
Operating Expenses
Total operating expenses were $146.8 million for the three months ended September 30, 2017, a decrease of $7.7 million or 5.0%, compared to operating expenses of $154.5 million for the three months ended September 30, 2016.
Compensation and Employee Services
Compensation and employee services expenses were $68.5 million for the three months ended September 30, 2017, an increase of $2.6 million, or 3.9%, compared to compensation and employee services expenses of $65.9 million for the three months ended September 30, 2016. Compensation expense increased primarily as a result of larger average staff sizes, partially offset by a decrease resulting from the sale of our government services businesses in January 2017 and the sale of PLS in June 2017. In the U.S., we have hired approximately 700 net new collectors since September 30, 2016. Total full-time equivalents increased to 4,555 as of September 30, 2017, compared to 3,859 as of September 30, 2016.
Legal Collection Expenses
Legal collection expenses represent costs paid to courts where a lawsuit is filed, contingent fees incurred for the cash collections generated for us by independent third-party attorneys, and the cost of documents paid to sellers of portfolios. Legal collection expenses were $27.6 million for the three months ended September 30, 2017, a decrease of $5.8 million or 17.4%, compared to legal collection expenses of $33.4 million for the three months ended September 30, 2016. The decrease was primarily due to a decrease in costs paid to courts where a lawsuit is filed, mainly due to a decrease in the number of accounts brought into the legal collection process in the Americas. Our costs paid to courts were $17.3 million for the three months ended September 30, 2017, a decrease of $6.1 million or 26.1% compared to $23.4 million for the three months ended September 30, 2016. Additionally, our costs paid to sellers of nonperforming loans for documents were $0.3 million for the three months ended September 30, 2017, a decrease of $0.4 million or 57.1% compared to $0.7 million for the three months ended September 30, 2016. The decrease was primarily the result of sellers providing more account documents to us when we purchase portfolios, mainly as a result of regulatory requirements. This was partially offset by an increase in legal collection expenses paid to third-party attorneys. Our costs paid to third-party attorneys were $10.1 million for the three months ended September 30, 2017, an increase of $0.8 million or 8.6% compared to $9.3 million for the three months ended September 30, 2016.

Agency Fees
Agency fees primarily represent third-party collection fees and costs paid to repossession agents to repossess vehicles. Agency fees were $7.6 million for the three months ended September 30, 2017, compared to $12.0 million for the three months ended September 30, 2016. The decrease was primarily due to the impact of the sale of PLS in June 2017 in addition to a decrease in third-party collection fees incurred by our foreign operations.
Outside Fees and Services
Outside fees and services expenses were $15.6 million for the three months ended September 30, 2017, an increase of $0.9 million, or 6.1%, compared to outside fees and services expenses of $14.7 million for the three months ended September 30, 2016. This increase was primarily due to a $1.7 million increase in consulting fees, partially offset by a $0.8 million decrease in corporate legal and other professional fees.
Communication
Communication expenses were $8.7 million for the three months ended September 30, 2017, an increase of $0.9 million or 11.5%, compared to communication expenses of $7.8 million for the three months ended September 30, 2016. This increase was primarily due to a $1.0 million increase in postage expenses. This was partially offset by a $0.1 million decrease in telephone expense.
Rent and Occupancy
Rent and occupancy expenses were $3.7 million for the three months ended September 30, 2017, a decrease of $0.2 million or 5.1%, compared to rent and occupancy expense of $3.9 million for the three months ended September 30, 2016. The decrease was primarily due to the impact of the sale of our government services businesses in January 2017 and the sale of PLS in June 2017.
Depreciation and Amortization
Depreciation and amortization expenses were $4.8 million for the three months ended September 30, 2017, a decrease of $1.4 million, or 22.6%, compared to depreciation and amortization expenses of $6.2 million for the three months ended September 30, 2016. The decrease was primarily due to the impact of the sale of our government services businesses in January 2017 and the sale of PLS in June 2017.
Other Operating Expenses
Other operating expenses were $10.1 million for the three months ended September 30, 2017, a decrease of $0.4 million, or 3.8%, compared to other operating expenses of $10.5 million for the three months ended September 30, 2016.
Gain on Sale of Subsidiaries
Gain on sale of subsidiaries was $0.3 million for the three months ended September 30, 2017 compared to $0 for the three months ended September 30, 2016. The amount relates to a purchase price true-up on the sale of PLS.
Interest Expense, Net
Interest expense, net was $25.9 million during the three months ended September 30, 2017, an increase of $6.6 million or 34.2%, compared to $19.3 million for the three months ended September 30, 2016. The increase was primarily due to the additional interest incurred as a result of the issuance of our new convertible senior notes, which we issued and sold on May 26, 2017, as well as increases in interest rates and unused line fees. This was partially offset by a decrease in interest expense caused by our interest rate swaps and a decrease in the average borrowings outstanding on our revolving credit facilities and term loans.

Interest expense, net consisted of the following for the three months ended September 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Stated interest on debt obligations and unused line fees	$17,945	$16,600	$1,345
Coupon interest on convertible debt	5,175	2,156	3,019
Amortization of convertible debt discount	2,796	1,127	1,669
Amortization of loan fees and other loan costs	2,505	1,647	858
Interest rate swap agreements	(1,025)	(669)	(356)
Interest income	(1,497)	(1,551)	54
Interest expense, net	$25,899	$19,310	$6,589
Net Foreign Currency Transaction (Losses)/Gains
Net foreign currency transaction losses were $1.1 million for the three months ended September 30, 2017 compared to net foreign currency transaction gains of $5.0 million for the three months ended September 30, 2016. In any given period, our foreign entities conduct operations in currencies different from their functional currency which generate foreign currency transaction gains and losses.
Provision for Income Taxes
Provision for income taxes was $10.7 million for the three months ended September 30, 2017, a decrease of $6.0 million, or 35.9%, compared to provision for income taxes of $16.7 million for the three months ended September 30, 2016. The decrease was primarily due to a $25.6 million decrease in income before income taxes for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, partially offset by an increase in our effective tax rate. During the three months ended September 30, 2017, our effective tax rate was 38.7%, compared to 32.2% for full-year 2016. The increase was due primarily to changes in the mix of projected taxable income between tax jurisdictions and an increase in the estimated blended rate for U.S. state taxes.  The blended rate for U.S. state taxes increase was due to changes in the mix of earnings, dispositions of subsidiaries, and other factors.
Nine Months Ended September 30, 2017 Compared To Nine Months Ended September 30, 2016
Revenues
Total revenues were $607.9 million for the nine months ended September 30, 2017, a decrease of $67.4 million, or 10.0%, compared to total revenues of $675.3 million for the nine months ended September 30, 2016.
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $582.6 million for the nine months ended September 30, 2017, a decrease of $30.6 million, or 5.0%, compared to income recognized on finance receivables, net, of $613.2 million for the nine months ended September 30, 2016. The decrease was due to a variety of factors. Income generated by our Americas Insolvency portfolios declined due primarily to lower volumes of purchasing during fiscal years 2014 to 2016. Income generated by our European portfolios declined due primarily to the impact of the current competitive pricing environment which has resulted in lower yields on new portfolios. Also, elevated allowance charges incurred during 2016 reduced the income-earning principal balances of our portfolios, particularly the Americas Core portfolios. This was offset by overperformance on select Americas Core and European Core portfolios which resulted in yield increases on certain pools, as well as a decline in net allowance charges, which were $9.4 million for the nine months ended September 30, 2017, compared to $36.0 million for the nine months ended September 30, 2016.
Cash collections were $1,136.3 million for the nine months ended September 30, 2017, compared to $1,143.2 million for the nine months ended September 30, 2016, a decrease of $6.9 million, or 0.6%. The decrease in cash collections was mainly caused by a decrease in our Americas Insolvency portfolio collections, which decreased $33.4 million or 17.0%, due primarily to lower volumes of purchasing during 2014 to 2016. This was partially offset by increases in our Americas Core and European cash collections. Cash collections on fully amortized pools were $40.2 million in the nine months ended September 30, 2017, up $15.1 million or 60.2%, compared to $25.1 million in the nine months ended September 30, 2016. Cash collections on pools on cost recovery were $25.0 million in the nine months ended September 30, 2017, up $3.2 million or 14.7%, compared to $21.8 million in the nine months ended September 30, 2016.

For the nine months ended September 30, 2017, we recorded net allowance charges of $9.4 million, consisting of $4.8 million on our Americas Core portfolios and $1.1 million on our Americas Insolvency portfolios. We also recorded net allowance charges of $3.5 million on our European portfolios. For the nine months ended September 30, 2016, we recorded net allowance charges of $36.0 million, consisting of $32.3 million on our Americas Core portfolios and $0.3 million on our Americas Insolvency portfolios. We also recorded net allowance charges of $3.4 million on our European portfolios.
During the nine months ended September 30, 2017 and 2016, the Company reclassified $93.3 million and $95.9 million, respectively, from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts relating mainly to certain Americas Core pools, Americas Insolvency pools and European Core pools during the nine months ended September 30, 2017, and certain Americas Insolvency pools and European Core pools during the nine months ended September 30, 2016.
Fee Income
Fee income was $18.9 million in the nine months ended September 30, 2017, a decrease of $37.3 million or 66.4%, compared to $56.2 million in the nine months ended September 30, 2016. This was primarily due to a decrease in fee income resulting from the sale of our government services businesses in January 2017 and the sale of PLS in June 2017.
Other Revenue
Other revenue increased to $6.4 million in the nine months ended September 30, 2017 from $6.0 million in the nine months ended September 30, 2016, primarily due to an increase in revenue generated by our investments.
Operating Expenses
Operating expenses were $452.1 million for the nine months ended September 30, 2017, a decrease of $12.1 million or 2.6%, compared to operating expenses of $464.2 million for the nine months ended September 30, 2016.
Compensation and Employee Services
Compensation and employee services expenses were $203.8 million for the nine months ended September 30, 2017, an increase of $6.3 million, or 3.2% compared to compensation and employee services expenses of $197.5 million for the nine months ended September 30, 2016. Compensation expense increased primarily as a result of larger average staff sizes, partially offset by a decrease resulting from the sale of our government services businesses in January 2017 and the sale of PLS in June 2017. In the U.S., we have hired approximately 700 net new collectors since September 30, 2016. Total full-time equivalents increased to 4,555 as of September 30, 2017, compared to 3,859 as of September 30, 2016.
Legal Collection Expenses
Legal collection expenses were $90.6 million for the nine months ended September 30, 2017, a decrease of $6.9 million, or 7.1%, compared to legal collection expenses of $97.5 million for the nine months ended September 30, 2016. The decrease was primarily due to a decrease in legal collection expenses paid to third-party attorneys, primarily as a result of a decrease in domestic external legal collections. Our costs paid to third-party attorneys were $33.3 million for the nine months ended September 30, 2017, a decrease of $4.1 million or 11.0% compared to $37.4 million for the nine months ended September 30, 2016. Additionally, our costs paid to sellers of nonperforming loans for documents were $1.0 million for the nine months ended September 30, 2017, a decrease of $3.0 million or 75.0% compared to $4.0 million for the nine months ended September 30, 2016. The decrease was primarily the result of sellers providing more account documents to us when we purchase portfolios, mainly as a result of regulatory requirements. This was offset by an increase in costs paid to courts where a lawsuit is filed mainly related to the expansion of the number of accounts brought into the legal channel in Europe during the nine months ended September 30, 2017. Our costs paid to courts were $56.3 million for the nine months ended September 30, 2017, an increase of $0.2 million or 0.4% compared to $56.1 million for the nine months ended September 30, 2016.
Agency Fees
Agency fees were $27.7 million for the nine months ended September 30, 2017, compared to $34.2 million for the nine months ended September 30, 2016. The decrease was primarily due to the impact of the sale of PLS in June 2017 and a decrease in third-party collection fees incurred by our foreign operations.
Outside Fees and Services
Outside fees and services expenses were $47.0 million for the nine months ended September 30, 2017, an increase of $0.6 million, or 1.3%, compared to outside fees and services expenses of $46.4 million for the nine months ended September 30,

2016. The increase was primarily the result of a $1.1 million increase in payment processing fees and database fees. This was partially offset by a $0.5 million decrease in consulting and other outside professional fees.
Communication
Communication expenses were $25.1 million for the nine months ended September 30, 2017, a decrease of $1.0 million, or 3.8%, compared to communication expenses of $26.1 million for the nine months ended September 30, 2016. This decrease was primarily due to the impact of the sale of our government services businesses in January 2017.
Rent and Occupancy
Rent and occupancy expenses were $10.8 million for the nine months ended September 30, 2017, a decrease of $0.9 million, or 7.7%, compared to rent and occupancy expenses of $11.7 million for the nine months ended September 30, 2016. The decrease was primarily due to the impact of the sale of our government services businesses in January 2017 and the sale of PLS in June 2017.
Depreciation and Amortization
Depreciation and amortization expenses were $15.1 million for the nine months ended September 30, 2017, a decrease of $3.2 million, or 17.5%, compared to depreciation and amortization expenses of $18.3 million for the nine months ended September 30, 2016. The decrease was primarily due to the impact of the sale of our government services businesses in January 2017.
Other Operating Expenses
Other operating expenses were $32.1 million for the nine months ended September 30, 2017, a decrease of $0.3 million, or 0.9%, compared to other operating expenses of $32.4 million for the nine months ended September 30, 2016.
Gain on Sale of Subsidiaries
Gain on sale of subsidiaries was $48.5 million for the nine months ended September 30, 2017 compared to $0 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we sold our government services businesses and PLS which resulted in gains of $46.9 million and $1.6 million, respectively.
Interest Expense, Net
Interest expense, net was $69.7 million for the nine months ended September 30, 2017, an increase of $9.9 million or 16.6%, compared to $59.8 million for the nine months ended September 30, 2016. The increase was primarily due to the additional interest incurred as a result of the issuance of our new convertible senior notes, which we issued and sold on May 26, 2017, as well as increases in interest rates and unused line fees. This was partially offset by a decrease in interest expense caused by our interest rate swaps and a decrease in the average borrowings outstanding on our revolving credit facilities and term loans.

Interest expense, net consisted of the following for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Nine months ended September 30,
	2017	2016	Change
Stated interest on debt obligations and unused line fees	$52,863	$45,429	$7,434
Coupon interest on convertible debt	10,695	6,468	4,227
Amortization of convertible debt discount	5,760	3,336	2,424
Amortization of loan fees and other loan costs	7,068	6,187	881
Interest rate swap agreements	(2,445)	2,287	(4,732)
Interest income	(4,279)	(3,869)	(410)
Interest expense, net	$69,662	$59,838	$9,824

Net Foreign Currency Transaction (Losses)/Gains
Net foreign currency transaction losses were $1.4 million for the nine months ended September 30, 2017 compared to net foreign currency transaction gains of $5.2 million for the nine months ended September 30, 2016. In any given period, our foreign entities conduct operations in currencies different from their functional currency which generate foreign currency transaction gains and losses.
Provision for Income Taxes
Provision for income taxes was $52.9 million for the nine months ended September 30, 2017, an increase of $2.7 million, or 5.4%, compared to provision for income taxes of $50.2 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in our effective tax rate. During the nine months ended September 30, 2017, our effective tax rate was 39.7%, compared to 32.2% for full year 2016. The increase was due primarily to changes in the mix of projected taxable income between tax jurisdictions caused in large part by gains on sales of subsidiaries and to an increase in the estimated blended rate for U.S. state taxes which was caused by changes in the mix of earnings, dispositions of subsidiaries, and other factors. This was partially offset by a decrease in income before income taxes of $23.3 million, or 14.9%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

Supplemental Performance Data
Finance Receivables Portfolio Performance
The following tables show certain data related to our finance receivables portfolio. Certain adjustments, as noted in the footnotes to these tables, have been made to reduce the impact of foreign currency fluctuations on ERC and purchase price multiples.
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
We hold a majority interest in a closed-end Polish investment fund that purchases and services finance receivables. Our investment in this fund is classified in our consolidated balance sheets as "Investments" and as such is not included in the following tables. The equivalent of the estimated remaining collections of the portfolios, expected to be received by us, was $61.3 million at September 30, 2017.

Purchase Price Multiples as of September 30, 2017 Amounts in thousands

Purchase Period	Purchase Price (1)(3)	Net Finance Receivables (4)	ERC-Historical Period Exchange Rates (5)	Total Estimated Collections (6)	ERC-Current Period Exchange Rates (7)	Current Estimated Purchase Price Multiple	Original Estimated Purchase Price Multiple (2)
Americas-Core
1996-2006	$458,635	$2,948	$16,991	$1,605,551	$16,991	350%	246%
2007	179,826	4,862	20,426	442,487	20,426	246%	227%
2008	166,444	5,088	16,869	374,936	16,869	225%	220%
2009	125,156	1,089	35,328	461,678	35,328	369%	252%
2010	148,210	4,720	55,421	539,054	55,421	364%	247%
2011	209,654	14,337	77,717	723,855	77,717	345%	245%
2012	254,447	28,508	112,688	678,461	112,688	267%	226%
2013	391,612	82,257	244,721	971,832	244,721	248%	211%
2014	405,910	133,709	366,519	980,208	363,541	241%	204%
2015	445,198	209,558	460,239	951,890	463,015	214%	205%
2016	456,426	309,426	632,022	964,260	639,433	211%	201%
2017	377,203	356,961	668,675	728,881	668,889	193%	193%
Subtotal	3,618,721	1,153,463	2,707,616	9,423,093	2,715,039
Americas-Insolvency
1996-2006	54,396	—	404	91,147	404	168%	145%
2007	78,524	79	305	106,067	305	135%	150%
2008	108,578	469	979	168,971	979	156%	163%
2009	155,996	—	3,604	471,952	3,604	303%	214%
2010	208,963	—	5,017	548,234	5,017	262%	184%
2011	180,479	—	508	366,720	508	203%	155%
2012	251,471	—	4,504	386,491	4,504	154%	136%
2013	227,999	13,703	29,349	347,301	29,349	152%	133%
2014	148,769	33,306	49,021	210,471	48,975	141%	124%
2015	63,223	36,365	45,053	81,445	45,053	129%	125%
2016	92,486	57,870	69,697	112,436	70,216	122%	123%
2017	236,201	215,968	269,794	294,724	269,795	125%	125%
Subtotal	1,807,085	357,760	478,235	3,185,959	478,709
Total Americas	5,425,806	1,511,223	3,185,851	12,609,052	3,193,748
Europe-Core
2012	20,451	—	2,388	37,126	1,966	182%	187%
2013	20,365	668	1,596	22,933	1,290	113%	119%
2014	797,808	349,722	1,112,324	2,072,020	1,003,317	260%	208%
2015	423,412	255,365	497,625	720,188	468,229	170%	160%
2016	348,867	302,569	488,745	587,387	516,385	168%	167%
2017	97,295	94,865	140,656	150,084	147,488	154%	154%
Subtotal	1,708,198	1,003,189	2,243,334	3,589,738	2,138,675
Europe-Insolvency
2014	10,876	2,529	6,608	18,393	6,223	169%	129%
2015	19,418	8,994	16,654	28,872	15,044	149%	139%
2016	42,222	30,030	41,601	57,791	42,764	137%	130%
2017	21,402	21,866	26,793	27,142	27,643	127%	127%
Subtotal	93,918	63,419	91,656	132,198	91,674
Total Europe	1,802,116	1,066,608	2,334,990	3,721,936	2,230,349
Total PRA Group	$7,227,922	$2,577,831	$5,520,841	$16,330,988	$5,424,097

(1)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)	The Original Estimated Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

(3)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(4)	For our international amounts, Net Finance Receivables are presented at the September 30, 2017 exchange rate.

(5)	For our international amounts, ERC-Historical Period Exchange Rates is presented at the period-end exchange rate for the respective quarter of purchase.

(6)	For our international amounts, TEC is presented at the period-end exchange rate for the respective quarter of purchase.

(7)	For our international amounts, ERC-Current Period Exchange Rates is presented at the September 30, 2017 exchange rate.

Portfolio Financial Information Year-to-date as of September 30, 2017 Amounts in thousands

Purchase Period	Purchase Price (1)(3)	Cash Collections (2)	Gross Revenue (2)	Amortization (2)	Allowance (2)	Net Revenue (2)	Net Finance Receivables as of September 30, 2017(4)
Americas-Core
1996-2006	$458,635	$6,116	$4,608	$1,508	$—	$4,608	$2,948
2007	179,826	4,539	2,997	1,542	330	2,667	4,862
2008	166,444	4,757	2,647	2,110	145	2,502	5,088
2009	125,156	8,724	7,000	1,724	200	6,800	1,089
2010	148,210	12,546	8,813	3,733	—	8,813	4,720
2011	209,654	25,782	20,386	5,396	285	20,101	14,337
2012	254,447	31,838	20,292	11,546	—	20,292	28,508
2013	391,612	62,833	43,993	18,840	1,605	42,388	82,257
2014	405,910	90,971	61,881	29,090	1,114	60,767	133,709
2015	445,198	148,469	73,109	75,360	814	72,295	209,558
2016	456,426	199,942	107,138	92,804	288	106,850	309,426
2017	377,203	60,165	39,831	20,334	—	39,831	356,961
Subtotal	3,618,721	656,682	392,695	263,987	4,781	387,914	1,153,463
Americas-Insolvency
1996-2006	54,396	113	113	—	—	113	—
2007	78,524	148	77	71	—	77	79
2008	108,578	251	105	146	100	5	469
2009	155,996	1,284	1,284	—	—	1,284	—
2010	208,963	1,966	1,913	53	20	1,893	—
2011	180,479	3,135	3,135	—	—	3,135	—
2012	251,471	26,053	16,825	9,228	—	16,825	—
2013	227,999	37,763	10,210	27,553	—	10,210	13,703
2014	148,769	28,976	7,818	21,158	(12)	7,830	33,306
2015	63,223	15,106	3,141	11,965	—	3,141	36,365
2016	92,486	23,686	4,679	19,007	1,030	3,649	57,870
2017	236,201	24,931	4,697	20,234	—	4,697	215,968
Subtotal	1,807,085	163,412	53,997	109,415	1,138	52,859	357,760
Total Americas	5,425,806	820,094	446,692	373,402	5,919	440,773	1,511,223
Europe-Core
2012	20,451	1,501	1,501	—	—	1,501	—
2013	20,365	911	627	284	62	565	668
2014	797,808	165,299	91,086	74,213	1,070	90,016	349,722
2015	423,412	64,096	24,264	39,832	1,387	22,877	255,365
2016	348,867	58,373	20,856	37,517	840	20,016	302,569
2017	97,295	9,703	2,877	6,826	—	2,877	94,865
Subtotal	1,708,198	299,883	141,211	158,672	3,359	137,852	1,003,189
Europe-Insolvency
2014	10,876	2,464	1,117	1,347	—	1,117	2,529
2015	19,418	3,875	1,014	2,861	134	880	8,994
2016	42,222	9,669	1,859	7,810	—	1,859	30,030
2017	21,402	354	145	209	—	145	21,866
Subtotal	93,918	16,362	4,135	12,227	134	4,001	63,419
Total Europe	1,802,116	316,245	145,346	170,899	3,493	141,853	1,066,608
Total PRA Group	$7,227,922	$1,136,339	$592,038	$544,301	$9,412	$582,626	$2,577,831

(1)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)	For our international amounts, Cash Collections are presented using the average exchange rates during the current reporting period.

(3)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(4)	For our international amounts, Net Finance Receivables are presented at the September 30, 2017 exchange rate.

The following table, which excludes any proceeds from cash sales of finance receivables, illustrate historical cash collections, by year, on our portfolios.
Cash Collections by Year, By Year of Purchase (2) as of September 30, 2017 Amounts in thousands

		Cash Collections
Purchase Period	Purchase Price (1)(3)	1996- 2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total
Americas-Core
1996-2006	$458,635	$861,003	$195,738	$135,589	$99,674	$77,459	$64,555	$49,820	$35,711	$25,488	$18,293	$11,862	$6,116	$1,581,308
2007	179,826	—	39,412	87,039	69,175	60,230	50,996	39,585	28,244	19,759	14,198	8,883	4,539	422,060
2008	166,444	—	—	47,253	72,080	62,363	53,654	42,850	31,307	21,027	13,786	8,989	4,757	358,066
2009	125,156	—	—	—	40,703	95,627	84,339	69,385	51,121	35,555	24,896	16,000	8,724	426,350
2010	148,210	—	—	—	—	47,076	113,554	109,873	82,014	55,946	38,110	24,515	12,546	483,634
2011	209,654	—	—	—	—	—	61,971	174,461	152,908	108,513	73,793	48,711	25,782	646,139
2012	254,447	—	—	—	—	—	—	56,901	173,589	146,198	97,267	59,981	31,838	565,774
2013	391,612	—	—	—	—	—	—	—	101,614	247,849	194,026	120,789	62,833	727,111
2014	405,910	—	—	—	—	—	—	—	—	92,660	253,448	170,311	90,971	607,390
2015	445,198	—	—	—	—	—	—	—	—	—	116,951	228,432	148,469	493,852
2016	456,426	—	—	—	—	—	—	—	—	—	—	138,723	199,942	338,665
2017	377,203	—	—	—	—	—	—	—	—	—	—	—	60,165	60,165
Subtotal	3,618,721	861,003	235,150	269,881	281,632	342,755	429,069	542,875	656,508	752,995	844,768	837,196	656,682	6,710,514
Americas-Insolvency
1996-2006	54,396	34,138	24,166	14,822	8,212	4,518	2,141	1,023	678	437	302	193	113	90,743
2007	78,524	—	2,850	27,972	25,630	22,829	16,093	7,551	1,206	714	500	270	148	105,763
2008	108,578	—	—	14,024	35,894	37,974	35,690	28,956	11,650	1,884	1,034	635	251	167,992
2009	155,996	—	—	—	16,635	81,780	102,780	107,888	95,725	53,945	5,781	2,531	1,284	468,349
2010	208,963	—	—	—	—	39,486	104,499	125,020	121,717	101,873	43,649	5,008	1,966	543,218
2011	180,479	—	—	—	—	—	15,218	66,379	82,752	85,816	76,915	35,996	3,135	366,211
2012	251,471	—	—	—	—	—	—	17,388	103,610	94,141	80,079	60,715	26,053	381,986
2013	227,999	—	—	—	—	—	—	—	52,528	82,596	81,679	63,386	37,763	317,952
2014	148,769	—	—	—	—	—	—	—	—	37,045	50,880	44,313	28,976	161,214
2015	63,223	—	—	—	—	—	—	—	—	—	3,395	17,892	15,106	36,393
2016	92,486	—	—	—	—	—	—	—	—	—	—	18,869	23,686	42,555
2017	236,201	—	—	—	—	—	—	—	—	—	—	—	24,931	24,931
Subtotal	1,807,085	34,138	27,016	56,818	86,371	186,587	276,421	354,205	469,866	458,451	344,214	249,808	163,412	2,707,307
Total Americas	5,425,806	895,141	262,166	326,699	368,003	529,342	705,490	897,080	1,126,374	1,211,446	1,188,982	1,087,004	820,094	9,417,821
Europe-Core
2012	20,451	—	—	—	—	—	—	11,604	8,995	5,641	3,175	2,198	1,501	33,114
2013	20,365	—	—	—	—	—	—	—	7,068	8,540	2,347	1,326	911	20,192
2014	797,808	—	—	—	—	—	—	—	—	153,180	291,980	246,365	165,299	856,824
2015	423,412	—	—	—	—	—	—	—	—	—	45,760	100,263	64,096	210,119
2016	348,867	—	—	—	—	—	—	—	—	—	—	40,368	58,373	98,741
2017	97,295	—	—	—	—	—	—	—	—	—	—	—	9,703	9,703
Subtotal	1,708,198	—	—	—	—	—	—	11,604	16,063	167,361	343,262	390,520	299,883	1,228,693
Europe-Insolvency
2014	10,876	—	—	—	—	—	—	—	—	5	4,297	3,921	2,464	10,687
2015	19,418	—	—	—	—	—	—	—	—	—	2,954	4,366	3,875	11,195
2016	42,222	—	—	—	—	—	—	—	—	—	—	6,175	9,669	15,844
2017	21,402	—	—	—	—	—	—	—	—	—	—	—	354	354
Subtotal	93,918	—	—	—	—	—	—	—	—	5	7,251	14,462	16,362	38,080
Total Europe	1,802,116	—	—	—	—	—	—	11,604	16,063	167,366	350,513	404,982	316,245	1,266,773
Total PRA Group	$7,227,922	$895,141	$262,166	$326,699	$368,003	$529,342	$705,490	$908,684	$1,142,437	$1,378,812	$1,539,495	$1,491,986	$1,136,339	$10,684,594

(1)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)	For our international amounts, Cash Collections are presented using the average exchange rates during the cash collection period.

(3)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

Estimated Remaining Collections
The following chart shows our ERC by geographical region at September 30, 2017 (amounts in millions).
Seasonality
Cash collections in the Americas tend to be higher in the first and second quarters of the year and lower in the third and fourth quarters of the year; cash collections in Europe tend to be higher in the third and fourth quarters of the year. Customer payment patterns are affected by seasonal employment trends, income tax refunds and holiday spending habits geographically.
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.
Cash Collections by Geography and Type Amounts in thousands

	2017			2016				2015
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Americas-Core	$212,756	$217,020	$226,906	$193,360	$210,524	$213,741	$219,571	$195,835
Americas-Insolvency	60,436	53,163	49,813	52,988	60,429	67,745	68,646	73,842
Europe-Core	102,681	99,121	98,081	97,429	96,028	102,972	94,091	97,149
Europe-Insolvency	5,961	5,371	5,030	4,974	4,719	2,744	2,025	2,545
Total Cash Collections	$381,834	$374,675	$379,830	$348,751	$371,700	$387,202	$384,333	$369,371
The following tables provides additional details on the composition of our U.S. Core cash collections for the periods indicated.
Domestic Portfolio Core Cash Collections by Source Amounts in thousands

	2017			2016				2015
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Call Center and Other Collections	$123,009	$122,780	$127,368	$103,595	$115,454	$119,568	$127,851	$108,979
External Legal Collections	35,042	37,863	40,267	35,231	36,415	40,369	43,203	42,432
Internal Legal Collections	31,761	32,511	34,937	31,458	33,206	34,505	39,080	38,998
Total Domestic Core Cash Collections	$189,812	$193,154	$202,572	$170,284	$185,075	$194,442	$210,134	$190,409

Collections Productivity (Domestic Portfolio)
The following tables display collections productivity measures that we track.
Cash Collections per Collector Hour Paid Domestic Portfolio

	Total domestic core cash collections (1)
	2017	2016	2015	2014	2013
First Quarter	$254	$274	$247	$223	$193
Second Quarter	202	269	245	220	190
Third Quarter	191	281	250	217	191
Fourth Quarter	—	248	239	203	190

	Call center and other cash collections (2)
	2017	2016	2015	2014	2013
First Quarter	$161	$168	$143	$119	$107
Second Quarter	129	167	141	107	104
Third Quarter	125	177	145	112	104
Fourth Quarter	—	153	139	110	100

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

In order to collect our Core portfolios, we generally need to employ relatively higher amounts of labor and incur additional collection costs to generate each dollar of cash collections as compared with Insolvency portfolios. In order to achieve acceptable levels of net return on investment (after direct expenses), we are generally targeting a higher Total Estimated Collections to purchase price multiple for Core portfolios. On the other hand, Insolvency accounts generate the majority of their cash collections through the efforts of insolvency courts and trustees. In this process, cash is remitted to our Company with no corresponding cost other than the cost of filing claims at the time of purchase, court fees associated with the filing of ownership claim transfers and general administrative costs for monitoring the progress of each account through the insolvency process. As a result, collection costs are much lower for us when liquidating a pool of Insolvency accounts as compared to a pool of Core accounts, but conversely the price we pay for Insolvency accounts is generally higher than Core accounts. We generally target similar net income margins for Insolvency and Core portfolios at any given point in the market cycles. However, because of the lower related collection costs, we can pay more for Insolvency portfolios, which causes the Total Estimated Collections to purchase price multiples of Insolvency pools generally to be lower. In summary, compared to a similar investment in a pool of Core accounts, to the extent both pools had identical targeted net income margins, the Insolvency pool would be expected to generate less revenue, less direct expenses, similar operating income, and a higher operating margin. From time to time, especially in Europe, we purchase Core portfolios which consist of a majority of previously charged-off accounts which are now paying based on established payment plans. These portfolios have some of the same financial dynamics as Insolvency accounts, with lower collection costs and lower purchase price multiples.
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
The following table displays our quarterly portfolio purchases for the periods indicated.
Portfolio Purchases by Geography and Type Amounts in thousands

	2017			2016				2015
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Americas-Core	$115,572	$144,871	$115,166	$91,800	$95,452	$130,529	$136,057	$120,554
Americas-Insolvency	73,497	100,040	67,123	20,929	16,760	33,723	22,952	20,589
Europe-Core	14,695	42,876	39,505	80,129	34,240	68,835	171,038	79,735
Europe-Insolvency	7,146	7,860	6,020	6,943	14,803	16,410	6,731	4,976
Total Portfolio Purchases	$210,910	$295,647	$227,814	$199,801	$161,255	$249,497	$336,778	$225,854
Portfolio Purchases by Stratifications (Domestic Only)
The following table categorizes our quarterly domestic portfolio purchases for the periods indicated into major asset type and delinquency category. Over the past 20 years, we have acquired more than 46 million customer accounts in the U.S. alone.
Domestic Portfolio Purchases by Major Asset Type Amounts in thousand

	2017			2016				2015
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Major Credit Cards	$54,892	$65,177	$57,615	$35,306	$38,858	$48,471	$68,072	$32,734
Consumer Finance	3,308	7,354	7,987	5,678	1,309	1,616	2,533	2,616
Private Label Credit Cards	78,609	101,162	73,473	56,681	54,969	86,331	62,104	93,660
Auto Related	49,741	67,701	30,191	6,104	—	831	411	7,032
Total	$186,550	$241,394	$169,266	$103,769	$95,136	$137,249	$133,120	$136,042

Domestic Portfolio Purchases by Delinquency Category Amounts in thousand

	2017			2016				2015
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Fresh (1)	$67,540	$73,813	$43,786	$30,919	$30,114	$42,048	$37,036	$37,450
Primary (2)	1,623	4,314	726	2,672	1,568	29,990	26,240	37,994
Secondary (3)	43,366	52,217	49,794	48,005	51,630	51,019	43,841	36,804
Tertiary (3)	524	—	1,111	557	—	—	1,843	2,298
Insolvency	73,497	100,040	67,123	20,930	11,145	13,702	22,952	20,589
Other (4)	—	11,010	6,726	686	679	490	1,208	907
Total	$186,550	$241,394	$169,266	$103,769	$95,136	$137,249	$133,120	$136,042

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
Liquidity and Capital Resources
We manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of September 30, 2017, cash and cash equivalents totaled $113.8 million. Of the cash and cash equivalent balance as of September 30, 2017, $95.3 million consisted of cash on hand related to foreign operations with indefinitely reinvested earnings. See the "Undistributed Earnings of Foreign Subsidiaries" section below for more information.
At September 30, 2017, we had approximately $2.0 billion in borrowings outstanding with $1.0 billion of availability under all our credit facilities (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of September 30, 2017, the amount available to be drawn was $618.8 million. Of the $1.0 billion of borrowing availability, $566.2 million was available under our European credit facility and $479.6 million was available under our North American credit facility. Of the $618.8 million available considering borrowing base restrictions, $165.4 million was available under our European credit facility and $453.5 million was available under our North American credit facility. The primary borrowing base under both credit facilities is ERC of the respective finance receivables portfolios. For more information, see Note 4.
An additional funding source is interest-bearing deposits generated in Europe. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.5 billion (approximately $183.9 million as of September 30, 2017). Interest-bearing deposits as of September 30, 2017 were $96.4 million.
We believe we were in compliance with the covenants of our material financing arrangements as of September 30, 2017.
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
Contractual obligations over the next year are primarily related to debt maturities and purchase commitments. Our North American credit facility expires in May 2022. Our European credit facility expires in February 2021. Of our $762.9 million in long-term debt outstanding at September 30, 2017, $10.0 million is due within one year.
We have in place forward flow commitments for the purchase of nonperforming loans over the next 12 months with a maximum purchase price of $413.6 million as of September 30, 2017. We may also enter into new or renewed flow commitments and close on spot transactions in addition to the aforementioned flow agreements.

For tax purposes, we utilized the cost recovery method of accounting through December 31, 2016. The Internal Revenue Service ("IRS") examined our 2005 through 2012 tax returns and asserted that tax revenue recognition using the cost recovery method did not clearly reflect taxable income and therefore issued Notices of Deficiency to us for tax years ended December 31, 2005 through 2012 (the "Notices"). In response to the Notices, we filed petitions in the U.S. Tax Court (the "Tax Court") challenging the deficiencies and the Tax Court set the trial to begin on May 15, 2017. On May 10, 2017, we reached a settlement with the IRS in regards to the Notices. Under the settlement, both parties agreed that no amounts were due for years 2005 through 2012 and the Tax Court entered decisions to that effect on June 22, 2017. Also, under the settlement, we agreed to utilize a new tax accounting method to recognize net finance receivables revenue effective with tax year 2017. Under the new method, a portion of the annual collections will amortize principal and the remaining portion will be considered taxable income. We will not be required to pay any interest or penalties related to the prior periods. The deferred tax liability related to the difference in timing between the new method and the prior method will be incorporated evenly into our tax filings over four years with no associated interest. Based on current tax rates, we estimate the related tax payments to be approximately $14.5 million per quarter.
On October 22, 2015, our board of directors authorized a share repurchase program to purchase up to $125.0 million of our outstanding shares of common stock. Repurchases depend on prevailing market conditions and other factors. The repurchase program may be suspended or discontinued at any time. During the second quarter of 2017, we repurchased approximately $44.9 million of our outstanding shares of common stock. At September 30, 2017, the maximum remaining purchase price for share repurchases under the program was approximately $0.1 million.
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
Cash Flows Analysis
Our operating activities used cash of $10.9 million and provided cash of $118.9 million for the nine months ended September 30, 2017 and 2016, respectively. Key drivers of the change included cash collections recognized as revenue, income tax payments, changes in accrued expenses and other liabilities, and interest payments. Cash collections recognized as revenue declined $30.6 million, as previously described in the revenues discussion and analysis. Cash paid for income taxes increased $55.4 million, and included $23.4 million related to the sale of our government services business. Income tax payments also included $43.8 million related to payment of the deferred tax liability discussed earlier in this section. Accrued expenses decreased $7.2 million and $12.3 million for the nine months ended September 30, 2017 and 2016, respectively. Decreases in accrued expenses for both periods were due to various factors including litigation settlement payments. Other liabilities decreased $9.6 million for the nine months ended September 30, 2017, compared to an increase of $0.6 million for the nine months ended September 30, 2016. The decrease in other liabilities during the nine months ended September 30, 2017, was mainly due to deferred payments for portfolio purchases. The increase in other liabilities during the nine months ended September 30, 2016, was mainly due to the timing of client remittances in our fee-based businesses. Interest payments increased $10.7 million due primarily to increased borrowings including the 2023 Notes issued in May 2017, and to increases in interest rates and unused line fees.
Our investing activities used cash of $77.7 million and $236.3 million for the nine months ended September 30, 2017 and 2016, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of nonperforming loans. The decrease in net cash used in investing activities is primarily due to the sale of subsidiaries during the nine months ended September 30, 2017, which provided us with net proceeds of $93.3 million; a decrease in business acquisitions, which totaled $0.0 million during the nine months ended September 30, 2017, compared to $67.0 million during the nine months ended September 30, 2016; and an increase in the amounts of acquisitions of finance receivables, which totaled $718.6 million during the nine months ended September 30, 2017, compared to $697.8 million during nine months ended September 30, 2016.
Our financing activities provided cash of $99.3 million and $93.1 million for the nine months ended September 30, 2017 and 2016, respectively. Cash for financing activities is normally provided by draws on our lines of credit. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt. The change in cash provided by financing activities for the nine months ended September 30, 2017 compared to nine months ended September 30, 2016 was primarily due to an increase in the rate of growth of our borrowings, offset partially by repurchases of our common stock. During the nine months ended September 30, 2017, net proceeds from borrowing activities was $156.1 million compared to $73.8 million during the nine months ended September 30, 2016. Repurchases of our common stock totaled $44.9 million during the nine months ended September 30, 2017, compared to $0.0 million during the nine months ended September 30, 2016. Additionally, during the the nine months ended September 30, 2017 we had a increase in interest bearing deposits of $10.1 million, compared to $40.2 million during the nine months ended September 30, 2016.

Undistributed Earnings of Foreign Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of foreign subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for federal and state income tax has been provided thereon. If management's intentions change and eligible undistributed earnings of foreign subsidiaries are repatriated, we would be subject to additional U.S. income taxes and withholding taxes payable to various foreign jurisdictions, where applicable. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed foreign earnings. The amount of cash on hand related to foreign operations with indefinitely reinvested earnings was $95.3 million and $73.6 million as of September 30, 2017 and December 31, 2016, respectively. Refer to the Note 6 for further information related to our income taxes and undistributed foreign earnings.
Contractual Obligations
Our contractual obligations as of September 30, 2017 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$43,807	$11,305	$14,179	$9,243	$9,080
Revolving credit (1)	804,782	40,749	80,176	682,530	1,327
Long-term debt (2)	1,714,142	61,660	409,299	886,108	357,075
Purchase commitments (3)	413,570	413,570	—	—	—
Employment agreements	11,794	6,419	4,250	1,125	—
Total	$2,988,095	$533,703	$507,904	$1,579,006	$367,482

(1)
This amount includes estimated interest and unused line fees due on our revolving credit and assumes that the outstanding balances on the revolving credit remain constant from the September 30, 2017 balances to maturity.

(2)	This amount includes scheduled interest and principal payments on our term loans and convertible senior notes.

(3)	This amount includes the maximum remaining amount to be purchased under forward flow and other contracts for the purchase of nonperforming loans in the amount of approximately $413.6 million.
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
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.4 billion as of September 30, 2017. Assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $5.3 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $5.3 million.
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
The fair value of our interest rate swap agreements was a net liability of $0.7 million at September 30, 2017. A hypothetical 50 basis point decrease in interest rates would cause a decrease in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be a liability of $6.0 million at September 30, 2017. Conversely, a hypothetical 50 basis point increase in interest rates would cause an increase in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be an asset of $4.1 million at September 30, 2017.

Currency Exchange Risk
We operate internationally and enter into transactions denominated in foreign currencies, including the European Union euro, the Great British pound, the Canadian dollar, Norwegian kroner, Swiss franc, Danish kroner, Swedish kroner, Polish zloty, and Brazilian real. In the three months ended September 30, 2017, we generated $63.7 million of revenues from operations outside the U.S. and used eight functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of September 30, 2017, refer to Note 8.
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

PRA Group, Inc.
(Registrant)

November 8, 2017	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2017	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)