Form 10-K
period 2017-12-31
PRA GROUP INC
filed 2018-02-28
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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

None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☑   NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. YES  ☐   NO  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑   NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☑   NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐ (Do not check if a smaller reporting company)  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2017 was $1,657,180,835 based on the $37.90 closing price as reported on the NASDAQ Global Select Market.
The number of shares of the registrant's Common Stock outstanding as of February 23, 2018 was 45,225,425.
Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

•	our ability to manage risks associated with our international operations;

•	changes in tax laws regarding earnings of our subsidiaries located outside of the United States ("U.S.");

•	the impact of the Tax Cuts and Jobs Act (the "Tax Act") including interpretations and determinations by tax authorities;

•	the possibility that we could incur goodwill or other intangible asset impairment charges;

•	adverse effects from the vote by the United Kingdom ("UK") to leave the European Union ("EU");

•	adverse outcomes in pending litigations or administrative proceedings;

•	our loss contingency accruals may not be adequate to cover actual losses;

•	the possibility that class action suits and other litigation could divert our management's attention and increase our expenses;

•	the possibility that we could incur business or technology disruptions or cyber incidents;

•	our ability to collect and enforce our nonperforming loans may be limited under federal, state, local and foreign laws;

•
our ability to comply with existing and new regulations of the collection industry, the failure of which could result in penalties, fines, litigation, damage to our reputation, or the suspension or termination of or required modification to our ability to conduct our business;

•
investigations or enforcement actions by governmental authorities, including the Consumer Financial Protection Bureau ("CFPB"), which could result in changes to our business practices, negatively impact our portfolio purchasing volume, make collection of account balances more difficult or expose us to the risk of fines, penalties, restitution payments, and litigation;

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

•	the risk factors discussed herin and in our other filings with the Securities and Exchange Commission (the "SEC").
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
Our primary business is the purchase, collection and management of portfolios of nonperforming loans. The accounts we acquire are primarily the unpaid obligations of individuals owed to credit grantors, which include banks and other types of consumer, retail, and auto finance companies. We acquire portfolios of nonperforming loans in two broad categories: Core and Insolvency. Our Core operation specializes in purchasing and collecting nonperforming loan accounts, which we purchased at a substantial discount to face value since either the credit grantor and/or other third-party collection agencies have been unsuccessful in collecting the full balance owed. Our Insolvency operation consists primarily of purchasing and collecting on nonperforming loan accounts where the customer is involved in a bankruptcy proceeding.
We also provide the following fee-based services:

•	Class action claims recovery services and purchases;

•	Servicing of consumer bankruptcy accounts in the U.S.; and

•	To a lesser extent, contingent collections of nonperforming loans in Europe and South America.
We sold our government services business in January 2017 and PRA Location Services, LLC ("PLS") in June 2017.
We have one reportable segment, accounts receivable management, based on similarities among the operating units, including the nature of the products and services, the nature of the production processes, the types or classes of customers for our products and services, the methods used to distribute our products and services, and the nature of the regulatory environment.
We were initially formed as Portfolio Recovery Associates, L.L.C., a Delaware limited liability company, on March 20, 1996. We formed Portfolio Recovery Associates, Inc. in August 2002 in order to become a publicly traded company and our common stock began trading on the NASDAQ Global Select Market ("NASDAQ") on November 8, 2002. We continued to diversify our business by acquiring Aktiv Kapital AS ("Aktiv"), a Norway-based company specializing in the acquisition and servicing of nonperforming loans throughout Europe and Canada, on July 16, 2014, and subsequently changed our legal name on October 23, 2014 from Portfolio Recovery Associates, Inc. to PRA Group, Inc. We expanded into South America on August 3, 2015 by acquiring 55% of the equity interest in RCB Investimentos S.A. ("RCB"), a servicing platform of nonperforming loans in Brazil, with the remaining 45% of the equity interest owned by the executive team and previous owners of RCB. On April 26, 2016, we completed our public tender offer to purchase 100% of the shares of DTP S.A. ("DTP"), a Polish-based debt collection company, further building our in-house collection efforts in Poland.
All references in this Form 10-K to the "PRA Group," "our," "we," "us," the "Company" or similar terms are to PRA Group, Inc. and its subsidiaries.
Nonperforming Loan Portfolio Purchases
To identify buying opportunities, we maintain an extensive marketing effort with our senior officers contacting known and prospective sellers of nonperforming loans. From these sellers, we have purchased a variety of nonperforming loans including Visa® and MasterCard® credit cards, private label and other credit cards, installment loans, lines of credit, deficiency balances of various types, legal judgments, and trade payables. Sellers of nonperforming loans include major banks, credit unions, consumer finance companies, telecommunication providers, retailers, utilities, automobile finance companies, student loan companies, and other debt owners. The price at which we acquire portfolios depends on the age of the portfolio, whether it is a Core or Insolvency portfolio, geographic distribution, our historical experience with a certain asset type or credit grantor and other similar factors.

Nonperforming Loan Portfolio Purchasing Process
We acquire portfolios of nonperforming loans from credit grantors through auctions and negotiated sales. In an auction process, the seller will assemble a portfolio of nonperforming loans and will seek purchase prices from specifically invited potential purchasers. In a privately negotiated sale process, the credit grantor will contact one or more purchasers directly, receive a bid, and negotiate the terms of sale. In either case, typically, invited purchasers will have already successfully completed a qualification process that can include the seller's review of any or all of the following: the purchaser's experience, reputation, financial standing, operating procedures, business practices, and compliance oversight.
We acquire portfolios of nonperforming loans through either single portfolio transactions, referred to as spot sales, or through the pre-arranged purchase of multiple portfolios over time, referred to as forward flow sales. Under a forward flow contract, we agree to purchase nonperforming loans from credit grantors on a periodic basis, at a price equal to a set percentage of face value of the nonperforming loans over a specified time period, generally from three to twelve months.
Nonperforming Loan Portfolio Collection Operations
Call Center Operations
In higher volume markets, our collection efforts leverage internally staffed call centers. In some newer markets or in markets that have less consistent debt purchasing patterns, most notably outside the U.S., we may utilize external vendors to do some of this work. Whether the accounts are being worked internally or externally, we utilize our proprietary analysis to proportionally direct work efforts to those customers most likely to pay. The analysis driving those decisions relies on various models and variables that have the highest correlation to profitable collections from call activity.
Legal Recovery - Core Portfolios
An important component of our collections effort involves our legal recovery operations and the judicial collection of accounts of customers who we believe have the ability, but not the willingness, to resolve their obligations. There are some markets in which the collection process follows a prescribed time-sensitive and sequential set of legal actions, but in the majority of instances, we use models and analysis and select those accounts reflecting a high propensity to pay in a legal environment. Depending on the balance of the receivable and the applicable local collection laws, we determine whether to commence legal action to judicially collect on the receivable. The legal process can take an extended period of time and can be costly, but when accounts are selected properly it also usually generates net cash collections that likely would not have been realized otherwise. We use a combination of internal staff (attorney and support), and external staff to pursue legal collections under certain circumstances.
Insolvency Operations
Insolvency Operations in the U.S. manages customer filings under the U.S. Bankruptcy Code on debtor accounts derived from two sources: (1) our purchased pools of bankrupt accounts and (2) our Core purchased pools of nonperforming loans that have filed for bankruptcy or insolvency protection after being acquired by us. We file proofs of claim ("POCs") or claim transfers and actively manage these accounts through the entire life cycle of the insolvency proceeding in order to substantiate our claims and ensure that we participate in any distributions to creditors. Outside of the U.S., this work is primarily outsourced to third parties.
Insolvency accounts in the U.S. are typically those filed under Chapter 13 of the U.S. Bankruptcy Code, have an associated payment plan that generally ranges from three to five years in duration and can be acquired at any stage in the bankruptcy plan life cycle. Portfolios sold close to the filing of the bankruptcy plan will generally take months to generate cash flow; however, aged portfolios sold years after the filing of the bankruptcy plan will typically generate cash flows immediately. Non-U.S. insolvency accounts may have some slight differences, but generally operate in a similar manner. In Canada, we purchase Consumer Proposal, Consumer Credit Counseling and Bankrupt Accounts. In the UK, we purchase Individual Voluntary Arrangements, Company Voluntary Arrangements, Trust Deeds and Bankrupt Accounts. In Germany, we acquire consumer bankruptcies, which may also consist of small business loans with a personal guarantee.
Fee-Based Services
In addition to the purchase, collection and management of portfolios of nonperforming loans, we provide fee-based services including class action claims recovery purchasing and servicing through Claims Compensation Bureau, LLC ("CCB"); contingent collection of nonperforming loans through PRA Group Europe and RCB; and third-party servicing of bankruptcy accounts in the U.S.

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
Competition
Purchased portfolio competition comes from both third-party contingent fee collection agencies and other purchasers of debt that manage their own nonperforming loans or outsource such servicing. Our primary competitors in our fee-for-service business are providers of outsourced receivables management services. Regulatory complexity and burdens, combined with seller preference for experienced portfolio purchasers create significant barriers to successful entry for new competitors. While both markets remain competitive, the contingent fee industry is more fragmented than the purchased portfolio industry.
We face bidding competition in our acquisition of nonperforming loans and in obtaining placements for our fee-for-service businesses. We also compete on the basis of reputation, industry experience and performance. We believe that our competitive strengths include our disciplined and proprietary underwriting process, the extensive data set we have developed as a result of reselling substantially no portfolios since 2002 and inhouse collections, our ability to bid on portfolios at appropriate prices, our reputation from previous portfolio purchase transactions, our ability to close transactions in a timely fashion, our strong relationships with grantors of receivables, our team of well-trained collectors who provide quality customer service while complying with applicable collection laws, and our ability to efficiently and effectively collect on various asset types.
Compliance
Our approach to compliance is multifaceted and comprehensive, and includes the following:

•	our Code of Conduct, which applies to all directors, officers and employees, is available at the Investor Relations page of our website at www.pragroup.com;

•	compliance and ethics training for our directors, officers and employees;

•
a confidential telephone and email hotline and web-based portals to report suspected compliance violations, fraud, financial reporting, accounting, and auditing matters and other acts that may be illegal and/or unethical;

•	regular and annual testing by our compliance and internal audit departments of controls embedded in business processes designed to foster compliance with laws, regulations and internal policy; and

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

•
Foreign data protection and privacy laws, which include relevant country specific legislation in the United Kingdom and other European countries where we operate that regulate the processing of information relating to individuals, including the obtaining, holding, use or disclosure of such information; the Personal Information Protection and Electronic Documents Act, which aims to protect personal information that is collected, used or disclosed in certain circumstances for purposes of electronic commerce in Canada; and the EU Data Protection Directive, which will be replaced by the General Data Protection Regulation, effective as of May 25, 2018, which regulates the processing and free movement of personal data within the EU and transfer of such data outside the EU.

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
Employees
As of December 31, 2017, we employed 5,154 full-time equivalents globally. We believe that our relations with our employees are generally satisfactory. While none of our North American employees are represented by a union or covered by a collective bargaining agreement, in Europe we work closely with a number of Works Councils, and in countries where it is the customary local practice, such as Finland and Spain, we have collective bargaining agreements.

Available Information
We make available on or through our website, www.pragroup.com, certain reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act ("SEC Filings"). We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with or furnish it to the SEC. The information that is filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. In addition, information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at: www.sec.gov.
The information contained on, or that can be accessed through our website, is not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any other filings we make with the SEC.
Reports filed with, or furnished to, the SEC are also available free of charge upon request by contacting our corporate office at:
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

Our performance may be adversely affected by economic, political or inflationary conditions in any market in which we operate. These conditions could include regulatory developments, changes in global or domestic economic policy, legislative changes, the sovereign debt crises experienced in several European countries and the uncertainty on the future of the EU as a result of the United Kingdom's departure from the EU. Deterioration in economic conditions, a prolonged economic recovery, or a significant rise in inflation could cause personal bankruptcy and insolvency filings to increase, and the ability of consumers to pay their debts could be adversely affected. This may in turn adversely impact our business and financial results. Deteriorating economic conditions or a prolonged recovery could also adversely impact the businesses to which we provide fee-based services, which could reduce our fee income and cash flow.

If global credit market conditions and the stability of global banks deteriorate, it could negatively impact the generation of comprehensive receivable buying opportunities and our business, financial results and ability to succeed in foreign markets could be adversely affected. If conditions in major credit markets deteriorate, the amount of consumer or commercial lending and financing could be reduced, thus decreasing the volume of nonperforming loans available for our purchase.

Other factors associated with the economy that could influence our performance include the financial stability of the lenders on our bank loans and credit facilities and our access to capital and credit. The financial turmoil that adversely affected the banking system and financial markets in recent years resulted in the tightening of credit markets. Although there has been some improvement, a worsening of current conditions could have a negative impact on our business, including a decrease in the value of our financial investments and the insolvency of lending institutions, including the lenders on our bank loans and credit facilities, resulting in our difficulty in or inability to obtain credit. These and other economic factors could have an adverse effect on our financial condition and results of operations.

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

The availability of nonperforming loan portfolios at prices that generate an appropriate return on our investment depends on a number of factors both within and outside of our control, including the following:

•	the continuation of high levels of consumer debt obligations;

•	sales of nonperforming loan portfolios by debt owners; and

•	competitive factors affecting potential purchasers and credit grantors of receivables.

Furthermore, heightened regulation of the credit card and consumer lending industry or changing credit origination strategies may result in decreased availability of credit to consumers, potentially leading to a future reduction in nonperforming loans available for purchase from debt owners. Conversely, lower regulatory barriers with respect to debt buyers could lead to increased participants in the debt collection industry, which could, in turn, impact the supply of nonperforming loans available for purchase. We cannot predict how our ability to identify and purchase nonperforming loans and the quality of those nonperforming loans would be affected if there were a shift in lending practices, whether caused by changes in the regulations or accounting practices applicable to debt owners or debt buyers, a sustained economic downturn or otherwise.

Moreover, there can be no assurance that debt owners will continue to sell their nonperforming loans consistent with recent levels or at all, or that we will be able to bid competitively for those portfolios. Because of the length of time involved in collecting on acquired portfolios and the variability in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner. If we are unable to maintain our business or adapt to changing market needs as well as our current or future competitors, we may experience reduced access to nonperforming loan portfolios at appropriate prices and, therefore, reduced profitability.

Currently, a number of large banks that historically sold nonperforming loans in the U.S. are not selling such debt. This includes sellers of bankrupt accounts, some of whom have elected to stop selling such accounts because they believe that regulatory guidance concerning sales of bankruptcy accounts is ambiguous. Should these conditions worsen, it could negatively impact our ability to replace our nonperforming loans with additional portfolios sufficient to operate profitably.

We may not be able to collect sufficient amounts on our nonperforming loans to fund our operations.

Our principal business consists of acquiring and liquidating nonperforming loans that consumers or others have failed to pay. The debt owners have typically made numerous attempts to recover on their receivables, often using a combination of in-house recovery efforts and third-party collection agencies. These nonperforming loans are difficult to collect, and we may not collect a sufficient amount to cover our investment and the costs of running our business.

For financial reporting purposes, we utilize the interest method of revenue recognition for determining our income recognized on finance receivables, which is based on an analysis of projected cash flows that may prove to be less than anticipated and could lead to the incurrence of allowance charges which would reduce our net finance receivables income.

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

Various economic trends and potential changes to existing legislation may contribute to an increase in the amount of personal bankruptcy and insolvency filings. Under certain of these filings, a debtor's assets may be sold to repay creditors, but because most of the receivables we collect through our collections operations are unsecured, we typically would not be able to collect on those receivables. Although our insolvency collections business could benefit from an increase in personal bankruptcies and insolvencies, we cannot ensure that our collections operations business would not decline with an increase in personal insolvencies or bankruptcy filings or changes in related regulations or practices. If our actual collection experience with respect to a nonperforming or insolvent bankrupt receivables portfolio is significantly lower than the total amount we projected when we purchased the portfolio, our financial condition and results of operations could be adversely impacted.

Our international operations expose us to risks which could harm our business, results of operations and financial condition.

A significant portion of our operations is conducted outside the U.S. This could expose us to adverse economic, industry and political conditions that may have a negative impact on our ability to manage our existing operations or pursue alternative strategic transactions, which could have a negative effect on our business, results of operations and financial condition.

The global nature of our operations expands the risks and uncertainties described elsewhere in this section, including the following:

•	changes in local political, economic, social and labor conditions in the markets in which we operate, including Europe, Brazil and Canada;

•	foreign exchange controls on currency conversion and the transfer of funds that might prevent us from repatriating cash earned in countries outside the U.S. in a tax-efficient manner;

•	currency exchange rate fluctuations, currency restructurings, inflation or deflation, and our ability to manage these fluctuations through a foreign exchange risk management program;

•	different employee/employer relationships, laws and regulations and existence of employment tribunals and Works Councils;

•	laws and regulations imposed by foreign governments, including those governing data security, sharing and transfer;

•
potentially adverse tax consequences resulting from changes in tax laws in the foreign jurisdictions in which we operate or challenges to our interpretations and application of complex international tax laws;

•	logistical, communications and other challenges caused by distance and cultural and language differences, each making it harder to do business in certain jurisdictions;

•	risks related to crimes, strikes, riots, civil disturbances, terrorist attacks, wars and natural disasters;

•	volatility of global credit markets and the availability of consumer credit and financing in our international markets;

•	uncertainty as to the enforceability of contract and intellectual property rights under local laws;

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

•	potential damage to our reputation due to non-compliance with foreign and local laws; and

•	the complexity and necessity of using non-U.S. representatives, consultants and other third-party vendors.
Furthermore, our future tax expense could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. The determination of the provision for income taxes and other tax liabilities regarding our global operations requires significant judgment. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may adversely affect our financial results in the period(s) for which such determination is made.
Our tax filings are subject to audit by domestic and foreign tax authorities. These audits may result in assessments of additional taxes, adjustments to the timing of taxable income or deductions, or re-allocations of income among tax jurisdictions.
Any one of these factors could adversely affect our business, results of operations and financial condition.
The impact of the Tax Act, including interpretations and determinations by taxing authorities, could have an adverse effect on our financial condition and results of operations.
On December 22, 2017, the President of the United States of America signed the Tax Act, which includes a broad range of tax reform provisions affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21%; a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations referred to as Global Intangible Low-Taxed Income; creating the base erosion anti-abuse tax, a new minimum tax; creating a new limitation on deductible interest expense; and increased limitations on the deductibility of executive compensation. The Tax Act will impact our effective tax rate for fiscal years 2018 and beyond. The new law makes broad and complex changes to the U.S. tax code and we expect to see future regulatory, administrative or legislative guidance. While we expect that the lowering of the U.S. federal tax rate will have a positive impact on our worldwide effective tax rate, we are analyzing the Tax Act to determine the full impact of the new tax law. To the extent any future guidance differs from our preliminary interpretation of the law, it could have a material effect on our financial position and results of operations.
In addition, many countries in the EU and around the world have adopted and/or proposed changes to current tax laws. Further, organizations such as the Organization for Economic Cooperation and Development have published actions that, if adopted by countries where we do business, could increase our tax obligations in those countries. Due to the scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position and results of operations.
Goodwill or other intangible asset impairment charges could negatively impact our net income and stockholders' equity.
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
The vote by the UK to leave the EU, and the ultimate exit of the UK from the EU, could adversely impact our business, results of operations and financial condition.

On June 23, 2016, the UK voted to leave the EU. Although the vote had no binding legal effect, it adversely impacted global markets and resulted in a decline in the value of the British pound as compared to the U.S. dollar and other currencies. The UK's exit negotiations with the EU officially began in June 2017. It is expected that the UK's actual exit from the EU, or Brexit, will take place in March 2019. However, perceptions concerning the impact of the UK's withdrawal from the EU may adversely affect business activity, political stability and economic conditions in the UK, the EU and globally, which could in turn adversely affect European or worldwide political, regulatory, economic and financial market conditions.
As of December 31, 2017, the total estimated remaining collections ("ERC") of our UK portfolios constituted approximately 17% of our consolidated ERC. We expect volatility in exchange rates in the short term as the UK negotiates its exit from the EU. A weaker British pound compared to the U.S. dollar during a reporting period could cause local currency results of our UK operations to be translated into fewer U.S. dollars. In the longer term, any impact from Brexit on our business, results of operations and financial condition will depend on the final terms negotiated by the UK and the EU, including arrangements concerning taxes and financial services regulation.
Our loss contingency accruals may not be adequate to cover actual losses.
We are involved in judicial, regulatory, and arbitration proceedings or investigations concerning matters arising from our business activities. We believe that we have adopted reasonable compliance policies and procedures and believe we have meritorious defenses in all material litigation pending against us. However, there can be no assurance as to the ultimate outcome. We establish accruals for potential liability arising from legal proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. An unfavorable resolution of a legal proceeding or claim could adversely impact our business, financial condition, results of operations, or liquidity. For more information, refer to the "Litigation and Regulatory Matters" section of Note 14 to our Consolidated Financial Statements included in Item 8 of this Form 10-K ("Note 14").
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

However, should such a cyber incident occur, we may be required to expend significant additional resources to notify affected consumers, modify our protective measures or to investigate and remediate vulnerabilities or other exposures. Additionally, we may be subject to fines, penalties, litigation costs and settlements and financial losses that may not be fully covered by our cyber insurance.
Risks associated with governmental regulation and laws
Our ability to collect and enforce our nonperforming loans may be limited under federal, state and foreign laws, regulations and policies.
The businesses conducted by our operating subsidiaries are subject to licensing and regulation by governmental and regulatory bodies in the many jurisdictions in which we operate. Federal and state laws and the laws and regulations of the foreign countries in which we operate may limit our ability to collect on and enforce our rights with respect to our nonperforming loans regardless of any act or omission on our part. Some laws and regulations applicable to credit issuers may preclude us from collecting on nonperforming loans we purchase if the credit issuer previously failed to comply with applicable laws in generating or servicing those receivables. Collection laws and regulations also directly apply to our business. Such laws and regulations are extensive and subject to change. A variety of state, federal and international laws and regulations govern the collection, use, retention, transmission, sharing and security of consumer data. Consumer protection and privacy protection laws, changes in the ways that existing rules or laws are interpreted or enforced and any procedures that may be implemented as a result of regulatory consent orders may adversely affect our ability to collect on our nonperforming loans and may harm our business. Our failure to comply with laws or regulations applicable to us could limit our ability to collect on our receivables, which could reduce our profitability and harm our business.
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
The CFPB has issued civil investigative demands to many companies that it regulates, and is currently examining practices regarding the collection of consumer debt. In September 2015, we entered into the Consent Order with the CFPB settling a previously disclosed investigation of certain debt collection practices of PRA. The Consent Order resulted in the payment of $19 million in consumer refunds and an $8 million penalty. In addition, we were required to cease collection of approximately $3 million of consumer debt and modify some of our collections practices. Although we have implemented the requirements of the Consent Order, there can be no assurance that additional litigation or new industry regulations currently under consideration by the CFPB would not have an adverse effect on our business, results of operations, and financial condition. In addition, the CFPB monitors our compliance with the Consent Order and could make a determination that we have failed to adhere to our obligations. Such a determination could result in additional inquiries, penalties or liabilities, which could have an adverse effect on our business, results of operations, and financial condition.
Compliance with complex and evolving foreign and U.S. laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions.
We operate on a global basis with offices and activities in a number of jurisdictions throughout the Americas and Europe. We face increased exposure to risks inherent in conducting business internationally, including compliance with complex foreign and U.S. laws and regulations that apply to our international operations, which could increase our cost of doing business in international jurisdictions. These laws and regulations include those related to taxation and anti-corruption laws such as the FCPA, the UK Bribery Act and other local laws prohibiting corrupt payments to governmental officials. Given the complexity of these laws, there is a risk that we may inadvertently breach certain provisions of these laws, such as through the negligent behavior of an employee or our failure to comply with certain formal documentation requirements. Violations of these laws and regulations by us, any of our employees or our third-party vendors, either inadvertently or intentionally, could result in fines and penalties, criminal sanctions, restrictions on our operations and limits on our ability to offer our products and services in one or more countries. Violations of these laws could also adversely affect our business, brand, international expansion efforts, ability to attract and retain employees and results of operations.
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
We have additional indebtedness in the form of Convertible Senior Notes due 2020 and 2023 (collectively the "Notes") and may not have the ability to raise the funds necessary to repurchase the Notes upon a fundamental change or to settle conversions in cash. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, or to make cash payments in connection with any conversion of the Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at that time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, in the event the conditional conversion features of the Notes are triggered, holders of the Notes are entitled to convert the Notes into shares of our common stock at any time during specified periods at their option, subject to the terms of the indenture governing the Notes. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares of our common stock), we will be required to make cash payments in respect of the Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase Notes surrendered to settle conversions in cash, and our ability to repurchase the Notes or pay cash upon conversion may be limited by law. Any issuance of shares of our common stock upon conversion of the Notes would dilute the ownership interest of our stockholders.
We may be restricted from paying cash upon conversion of the Notes, repurchasing the Notes for cash when required and repaying the Notes at maturity or upon acceleration following an event of default under the Notes unless we repay all amounts outstanding under, and terminate, our North American Credit Agreement, and our future indebtedness may contain limitations on our ability to pay cash upon conversion of the Notes and on our ability to repurchase the Notes.
The terms of our North American Credit Agreement prohibit us from paying cash upon conversion of the Notes, repurchasing the Notes for cash when required upon the occurrence of a fundamental change and repaying the Notes at maturity or upon acceleration following an event of default under the indenture governing the Notes if a default or an event of default exists on the date of such required payment, repurchase or repayment, as applicable, or certain other conditions are not met, including pro forma compliance with the financial covenants and having “Sufficient Liquidity” (described below). As a result, we will be restricted from making such payments unless the default or event of default under our North American Credit Agreement is cured or waived, such conditions are met and/or we repay all amounts then outstanding under, and terminate, our North American Credit Agreement.
In addition, under our North American Credit Agreement our ability to settle conversions of the Notes in cash requires that immediately prior to any such conversion, our cash and cash equivalents (including our availability under our domestic and multi-currency revolving facilities under our North American Credit Agreement) be at least 115% of the sum of the principal amount of the Notes to be paid in cash (“Sufficient Liquidity”). The terms of any additional indebtedness incurred as permitted by our North American Credit Agreement may contain similar or more onerous restrictions than the foregoing.
Our failure to repurchase Notes, to pay, when due, cash upon conversion of the Notes or repay the Notes at maturity or upon acceleration following an event of default under the indenture governing the Notes would constitute a default under the indenture governing the Notes. A default under the indenture may constitute a default under our North American Credit Agreement.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters and primary domestic operations facility are located in Norfolk, Virginia. In addition, we have operational centers, all of which are leased except the facilities in Kansas and Tennessee, in the following locations in the Americas and Europe:

Americas
- Birmingham, Alabama	- Jackson, Tennessee
- Burlington, North Carolina	- London, Ontario, Canada
- Hampton, Virginia	- North Richland Hills, Texas
- Henderson, Nevada	- San Diego, California
- Hutchinson, Kansas	- São Paulo, Brazil
Europe
- Bromley, United Kingdom	- Madrid, Spain
- Duisburg, Germany	- Oslo, Norway
- Eisenstadt, Austria	- Padova, Italy
- Helsinki, Finland	- Uppsala, Sweden
- Kilmarnock, United Kingdom	- Warsaw, Poland
- Luxembourg, Luxembourg	- Zug, Switzerland
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Price Range of Common Stock
Our common stock is traded on NASDAQ under the symbol "PRAA." The following table sets forth the high and low sales price for our common stock, as reported by NASDAQ, for the periods indicated.

	2017		2016
	High	Low	High	Low
Quarter ended March 31,	$42.70	$31.75	$35.98	$20.00
Quarter ended June 30,	$38.45	$30.95	$34.15	$22.51
Quarter ended September 30,	$40.15	$25.72	$34.99	$21.93
Quarter ended December 31,	$36.00	$26.85	$39.70	$23.15
Based on information provided by our transfer agent and registrar, as of February 16, 2018, there were 54 holders of record and 38,830 beneficial owners of our common stock.
Stock Performance
The following graph and subsequent table compares from December 31, 2012 to December 31, 2017, the cumulative stockholder returns assuming an initial investment of $100 in our common stock (PRAA), the stocks comprising the NASDAQ Financial 100 (IXF) and the stocks comprising the NASDAQ Global Market Composite Index (NQGM) at the beginning of the period. Any dividends paid during the five year period are assumed to be reinvested.

	Ticker	2012	2013	2014	2015	2016	2017
PRA Group, Inc.	PRAA	$100	$148	$163	$97	$110	$93
NASDAQ Financial 100	IXF	$100	$142	$149	$159	$201	$232
NASDAQ Global Market Composite Index	NQGM	$100	$167	$177	$176	$170	$212
The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of our common stock. We do not make or endorse any predictions as to our future stock performance.

Dividend Policy
Our board of directors sets our dividend policy. We do not currently pay regular dividends on our common stock and did not pay dividends in the three years ended December 31, 2017; however, our board of directors may determine in the future to declare or pay dividends on our common stock. Under the terms of our credit facilities, cash dividends may not exceed $20 million in any fiscal year without the consent of our lenders. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may consider relevant.
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
During the second quarter of 2017, we repurchased approximately $44.9 million of our outstanding shares of common stock which concluded the program.

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
Consolidated Income Statement, Operating and Other Financial Data Amounts in thousands, except per share amounts

	Years Ended December 31,
Income Statement Data:	2017	2016	2015	2014	2013
Revenues:
Income recognized on finance receivables, net	$780,803	$745,119	$865,122	$807,474	$663,546
Fee income	24,916	77,381	64,383	65,675	71,532
Other revenue	7,855	8,080	12,513	7,820	57
Total revenues	813,574	830,580	942,018	880,969	735,135
Operating expenses:
Compensation and employee services	273,033	258,846	268,345	234,531	192,474
Legal collection expenses	119,398	132,202	129,456	139,161	124,551
Agency fees	35,530	44,922	32,188	16,399	5,901
Outside fees and services	62,792	63,098	65,155	55,821	31,615
Communication	33,132	33,771	33,113	33,085	28,161
Rent and occupancy	14,823	15,710	14,714	11,509	8,311
Depreciation and amortization	19,763	24,359	19,874	18,414	14,417
Other operating expenses	44,103	39,466	68,829	29,981	25,781
Impairment of goodwill	—	—	—	—	6,397
Total operating expenses	602,574	612,374	631,674	538,901	437,608
Income from operations	211,000	218,206	310,344	342,068	297,527
Other income and (expense):
Gain on sale of subsidiaries	48,474	—	—	—	—
Interest expense, net	(98,041)	(80,864)	(60,336)	(35,226)	(14,466)
Foreign exchange gain/(loss)	(1,104)	2,564	7,514	(5,829)	4
Other	(2,790)	(5,823)	—	—	—
Income before income taxes	157,539	134,083	257,522	301,013	283,065
Income tax (benefit)/expense	(11,536)	43,191	89,391	124,508	106,146
Net income	169,075	90,892	168,131	176,505	176,919
Adjustment for net income attributable to noncontrolling interest	6,810	5,795	205	—	1,605
Net income attributable to PRA Group, Inc.	$162,265	$85,097	$167,926	$176,505	$175,314
Net income per common share attributable to PRA Group, Inc.:
Basic	$3.55	$1.84	$3.49	$3.53	$3.48
Diluted	$3.54	$1.83	$3.47	$3.50	$3.45
Weighted average number of shares outstanding:
Basic	45,671	46,316	48,128	49,990	50,366
Diluted	45,823	46,388	48,405	50,421	50,873
Operating and Other Financial Data:
Cash receipts	$1,537,521	$1,569,367	$1,603,878	$1,444,487	$1,213,969
Operating expenses to cash receipts	39%	39%	39%	37%	36%
Return on equity (1)	17%	10%	20%	19%	22%
Acquisitions of finance receivables, at cost (2)	$1,108,959	$947,331	$963,811	$1,432,764	$656,785
Full-time equivalents at period end	5,154	4,019	3,799	3,880	3,543

(1)	Calculated by dividing net income attributable to PRA Group, Inc. for each year by average monthly stockholders' equity - PRA Group, Inc. for the same year.

(2)
Represents cash paid for finance receivables through the ordinary course of business as well as the acquisition date finance receivable portfolios that were acquired through our various business acquisitions.

Key Balance Sheet Data Amounts in thousands

	As of December 31,
	2017	2016	2015	2014	2013
Cash and cash equivalents	$120,516	$94,287	$71,372	$39,661	$162,004
Finance receivables, net	2,771,921	2,307,969	2,202,113	2,001,790	1,239,191
Total assets	3,697,764	3,163,999	2,990,567	2,778,751	1,601,232
Borrowings	2,170,182	1,784,101	1,717,129	1,482,456	451,780
Total equity	1,137,509	917,163	839,747	902,215	869,476
Quarterly Income Statement Data Amounts in thousands, except per share amounts

	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Revenues:
Income recognized on finance receivables, net	$198,177	$197,248	$190,843	$194,535	$131,965	$202,639	$204,008	$206,507
Fee income	6,043	2,671	6,344	9,858	21,171	17,597	22,347	16,266
Other revenue	1,454	1,091	3,145	2,165	2,122	1,748	2,101	2,109
Total revenues	205,674	201,010	200,332	206,558	155,258	221,984	228,456	224,882
Operating expenses:
Compensation and employee services	69,253	68,541	66,771	68,468	61,390	65,898	64,793	66,765
Legal collection expenses	28,842	27,626	31,202	31,728	34,726	33,447	33,897	30,132
Agency fees	7,877	7,599	9,254	10,800	10,695	12,034	11,309	10,884
Outside fees and services	15,815	15,631	18,061	13,285	16,683	14,731	15,876	15,808
Communication	8,028	8,713	7,254	9,137	7,652	7,814	8,423	9,882
Rent and occupancy	3,985	3,668	3,387	3,783	4,001	3,875	4,038	3,796
Depreciation and amortization	4,666	4,841	5,041	5,215	6,020	6,184	6,085	6,070
Other operating expenses	12,032	10,140	11,046	10,885	7,023	10,513	11,279	10,651
Total operating expenses	150,498	146,759	152,016	153,301	148,190	154,496	155,700	153,988
Income from operations	55,176	54,251	48,316	53,257	7,068	67,488	72,756	70,894
Other income and (expense):
Gain on sale of subsidiaries	—	307	1,322	46,845	—	—	—	—
Interest expense, net	(28,379)	(25,899)	(22,506)	(21,257)	(21,026)	(19,310)	(20,569)	(19,959)
Foreign exchange gain/(loss)	317	(1,084)	(2,516)	2,179	(2,619)	5,004	2,029	(1,850)
Other	(2,790)	—	—	—	(5,823)	—	—	—
Income/(loss) before income taxes	24,324	27,575	24,616	81,024	(22,400)	53,182	54,216	49,085
Income tax expense/(benefit)	(64,393)	10,682	10,766	31,409	(7,053)	16,664	17,348	16,232
Net income/(loss)	88,717	16,893	13,850	49,615	(15,347)	36,518	36,868	32,853
Adjustment for net income attributable to noncontrolling interests	1,847	1,338	2,177	1,448	2,301	2,212	412	870
Net income/(loss) attributable to PRA Group, Inc.	$86,870	$15,555	$11,673	$48,167	$(17,648)	$34,306	$36,456	$31,983
Net income/(loss) per common share attributable to PRA Group, Inc.:
Basic	$1.92	$0.34	$0.25	$1.04	$(0.38)	$0.74	$0.79	$0.69
Diluted	$1.92	$0.34	$0.25	$1.03	$(0.38)	$0.74	$0.79	$0.69
Weighted average number of shares outstanding:
Basic	45,170	45,168	45,941	46,406	46,346	46,343	46,333	46,243
Diluted	45,318	45,286	46,060	46,627	46,346	46,434	46,402	46,372

Quarterly Balance Sheet Data Amounts in thousands

	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Assets
Cash and cash equivalents	$120,516	$113,754	$92,756	$82,110	$94,287	$91,791	$117,071	$79,442
Investments	78,290	75,512	76,438	74,055	68,543	67,050	66,560	71,413
Finance receivables, net	2,771,921	2,577,831	2,520,883	2,366,880	2,307,969	2,392,408	2,399,949	2,377,077
Other receivables, net	15,770	10,919	11,306	17,684	11,650	24,299	30,079	33,555
Income taxes receivable	21,686	3,877	2,865	—	9,427	10,673	13,871	—
Net deferred tax asset	57,529	41,183	37,299	29,090	28,482	19,453	15,713	15,571
Property and equipment, net	49,311	36,428	36,532	38,024	38,744	44,354	46,852	47,785
Goodwill	526,513	538,337	516,165	506,240	499,911	560,505	544,337	524,870
Intangible assets, net	23,572	25,527	25,878	27,393	27,935	31,539	32,655	32,154
Other assets	32,656	37,409	40,489	32,373	33,808	37,275	38,509	86,966
Assets held for sale	—	—	—	—	43,243	—	—	—
Total assets	$3,697,764	$3,460,777	$3,360,611	$3,173,849	$3,163,999	$3,279,347	$3,305,596	$3,268,833
Liabilities and Equity
Liabilities:
Accounts payable	$4,992	$3,605	$3,694	$3,924	$2,459	$2,808	$3,719	$2,377
Accrued expenses	85,993	82,445	77,869	82,594	82,699	86,531	79,202	95,049
Income taxes payable	10,771	4,069	19,793	37,960	19,631	20,242	20,888	28,114
Net deferred tax liability	171,185	237,044	250,821	259,330	258,344	271,152	276,360	269,201
Interest-bearing deposits	98,580	96,395	92,479	78,792	76,113	88,719	58,041	55,349
Borrowings	2,170,182	1,963,504	1,899,148	1,708,687	1,784,101	1,816,600	1,912,283	1,896,424
Other liabilities	9,018	1,213	3,094	13,344	10,821	5,317	19,922	13,577
Liabilities held for sale	—	—	—	—	4,220	—	—	—
Total liabilities	2,550,721	2,388,275	2,346,898	2,184,631	2,238,388	2,291,369	2,370,415	2,360,091
Redeemable noncontrolling interest	9,534	8,620	8,860	8,515	8,448	—	—	—
Equity:
Preferred stock	—	—	—	—	—	—	—	—
Common stock	452	452	452	464	464	463	463	463
Additional paid-in capital	53,870	52,049	49,928	66,293	66,414	70,112	66,838	64,287
Retained earnings	1,211,632	1,124,762	1,109,207	1,097,534	1,049,367	1,067,015	1,032,709	996,253
Accumulated other comprehensive loss	(178,607)	(166,397)	(204,213)	(233,476)	(251,944)	(199,888)	(213,933)	(196,135)
Total stockholders' equity - PRA Group, Inc.	1,087,347	1,010,866	955,374	930,815	864,301	937,702	886,077	864,868
Noncontrolling interest	50,162	53,016	49,479	49,888	52,862	50,276	49,104	43,874
Total equity	1,137,509	1,063,882	1,004,853	980,703	917,163	987,978	935,181	908,742
Total liabilities and equity	$3,697,764	$3,460,777	$3,360,611	$3,173,849	$3,163,999	$3,279,347	$3,305,596	$3,268,833

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a global financial and business services company with operations in the Americas and Europe. Our primary business is the purchase, collection and management of portfolios of nonperforming loans. As discussed in Note 17 to our Consolidated Financial Statements included in Item 8 of this Form 10-K ("Note 17"), we sold our government services businesses in January 2017 and Portfolio Location Services, LLC ("PLS") in June 2017.
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
Frequently Used Terms
We use the following terminology throughout this document:

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

Unless otherwise specified, references to 2017, 2016 and 2015 are to the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

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
The following table sets forth certain operating data as a percentage of total revenues for the years indicated (dollars in thousands):

	2017		2016		2015
Revenues:
Income recognized on finance receivables, net	$780,803	96.0%	$745,119	89.7%	$865,122	91.8%
Fee income	24,916	3.1	77,381	9.3	64,383	6.8
Other revenue	7,855	0.9	8,080	1.0	12,513	1.4
Total revenues	813,574	100.0	830,580	100.0	942,018	100.0
Operating expenses:
Compensation and employee services	273,033	33.6	258,846	31.2	268,345	28.5
Legal collection expenses	119,398	14.7	132,202	15.9	129,456	13.8
Agency fees	35,530	4.4	44,922	5.4	32,188	3.4
Outside fees and services	62,792	7.7	63,098	7.6	65,155	6.9
Communication	33,132	4.1	33,771	4.1	33,113	3.5
Rent and occupancy	14,823	1.8	15,710	1.9	14,714	1.6
Depreciation and amortization	19,763	2.4	24,359	2.9	19,874	2.1
Other operating expenses	44,103	5.4	39,466	4.8	68,829	7.3
Total operating expenses	602,574	74.1	612,374	73.8	631,674	67.1
Income from operations	211,000	25.9	218,206	26.2	310,344	32.9
Other income and (expense):
Interest expense, net	(98,041)	(12.1)	(80,864)	(9.7)	(60,336)	(6.4)
Gain on sale of subsidiaries	48,474	6.0	—	—	—	—
Foreign exchange gain/(loss)	(1,104)	(0.1)	2,564	0.3	7,514	0.8
Other	(2,790)	(0.3)	(5,823)	(0.7)	—	—
Income before income taxes	157,539	19.4	134,083	16.1	257,522	27.3
Income tax expense/(benefit)	(11,536)	(1.4)	43,191	5.2	89,391	9.5
Net income	169,075	20.8	90,892	10.9	168,131	17.8
Adjustment for net income attributable to noncontrolling interests	6,810	0.9	5,795	0.7	205	—
Net income attributable to PRA Group, Inc.	$162,265	19.9%	$85,097	10.2%	$167,926	17.8%

Revenues
Total revenues were $813.6 million in 2017, $830.6 million in 2016, and $942.0 million in 2015.
A summary of how our revenues were generated during the years indicated is as follows (amounts in thousands):

	2017	2016	2015
Cash collections	$1,512,605	$1,491,986	$1,539,495
Amortization of investment	(719,904)	(648,388)	(645,004)
Net allowance charges	(11,898)	(98,479)	(29,369)
Income recognized on finance receivables, net	780,803	745,119	865,122
Fee income	24,916	77,381	64,383
Other revenue	7,855	8,080	12,513
Total revenues	$813,574	$830,580	$942,018
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net, was $780.8 million in 2017, an increase of $35.7 million or 4.8% compared to income recognized on finance receivables, net, of $745.1 million in 2016. The increase was primarily due to a decrease in net allowance charges on our finance receivables to $11.9 million in 2017 compared to $98.5 million in 2016, a decrease of $86.6 million or 87.9%. This was partially offset by a decrease in income generated by our Americas Core portfolios, excluding net allowances, and our Americas Insolvency portfolios. Elevated allowance charges incurred during 2016, mainly on pools acquired during 2012 to 2014, reduced the income-earning principal balances of our Americas Core portfolios. Income generated by our Americas Insolvency portfolios declined due primarily to lower volumes of purchasing during 2014 to 2016.
Income recognized on finance receivables, net, was $745.1 million in 2016, a decrease of $120.0 million or 13.9% compared to income recognized on finance receivables, net, of $865.1 million in 2015. The decrease was primarily due to an increase in net allowance charges on our finance receivables to $98.5 million in 2016 compared to $29.4 million in 2015, an increase of $69.1 million or 235.0%. Additionally, income generated by our Americas Insolvency portfolios declined due primarily to lower volumes of purchasing during 2014 to 2016.
Accretable yield represents the amount of income recognized on finance receivables we can expect to generate over the remaining life of our existing portfolios based on estimated future cash flows as of the balance sheet date. Additions from portfolio purchases represent the original expected accretable yield to be earned by us, on portfolios purchased during the period. Net reclassifications from nonaccretable difference to accretable yield primarily result from an increase in our estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio's original forecast, future projections of cash flows are generally increased resulting in higher expected revenue and hence increases in accretable yield. During 2017 we reclassified $149.5 million from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts relating mainly to certain Americas Core pools, Americas Insolvency pools and European Core pools. During 2016 we reclassified $41.1 million from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts related to portfolios in Europe partially offset by reductions in cash collection forecasts on our domestic portfolios. During 2015, we reclassified $502.7 million from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts related to domestic portfolios primarily acquired from 2011-2014. When applicable, net reclassifications to nonaccretable difference from accretable yield result from a decrease in our estimates of future cash flows and allowance charges that together exceed the increase in our estimate of future cash flows.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances which are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. In 2017, we recorded net allowance charges of $11.9 million consisting of $7.4 million on our Americas Core portfolios, $1.5 million on our Americas Insolvency portfolios, and $3.0 million on our European portfolios. In 2016 we recorded net allowance charges of $98.5 million consisting of $89.1 million on our Americas Core portfolios, $0.4 million on our Americas Insolvency portfolios, and $9.0 million on our European portfolios. During 2016, we made downward adjustments to projections of future cash collections and we adjusted amortization periods for many of our Americas Core portfolios. This was done in response to recent trends of cash collections being lower than expected. We attributed this under-performance to a variety of regulatory and operational factors that we believe adversely impacted our collection efforts and therefore cash collected. In 2015, we recorded net allowance charges of $29.4 million. On our Americas Core portfolios, we recorded net allowance charges of $21.9 million and net allowance reversals of $1.5 million on our Americas Insolvency portfolios. We also recorded a net allowance charge of $7.6 million on our Europe Core portfolios.

Fee Income
Fee income was $24.9 million in 2017, a decrease of $52.5 million or 67.8% compared to fee income of $77.4 million in 2016. This was primarily due to a decrease in fee income resulting from the sale of our government services businesses in January 2017 and the sale of PLS in June 2017.
Fee income was $77.4 million in 2016, an increase of $13.0 million or 20.2% compared to fee income of $64.4 million in 2015. Fee income increased primarily due to an increase in revenues generated by PLS, PRA Government Services, LLC ("PGS"), Claims Compensation Bureau, LLC ("CCB"), Recovery Management Systems Corporation ("RMSC") and RCB. This was offset by a decrease in fee income from PRA Europe, due primarily to a decline in the amount of contingent fee services provided by us for external parties.
Other Revenue
Other revenue was $7.9 million in 2017, $8.1 million in 2016, and $12.5 million in 2015. The decrease is primarily due to a decrease in revenue earned on our investments.
Operating Expenses
Total operating expenses were $602.6 million in 2017, $612.4 million in 2016, and $631.7 million in 2015.
Compensation and Employee Services
Compensation and employee service expenses were $273.0 million in 2017, an increase of $14.2 million or 5.5% compared to compensation and employee service expenses of $258.8 million in 2016. Compensation expense increased primarily as a result of larger average staff sizes, partially offset by a decrease resulting from the sale of our government services businesses in January 2017 and the sale of PLS in June 2017. In the U.S., we have hired approximately 1,100 net new collectors since December 31, 2016. Total full-time equivalents increased 28.2% to 5,154 as of December 31, 2017 from 4,019 as of December 31, 2016.
Compensation and employee service expenses were $258.8 million in 2016, a decrease of $9.5 million or 3.5% compared to compensation and employee service expenses of $268.3 million in 2015. Compensation and employee services expenses decreased primarily due to a decrease in discretionary bonus and other incentive compensation expenses, including share-based compensation expenses, offset by increases in normal salary expenses caused by an increase in employee headcount. Total full-time equivalents increased 5.8% to 4,019 as of December 31, 2016 from 3,799 as of December 31, 2015.
Legal Collection Expenses
Legal collection expenses represent costs paid to courts where a lawsuit is filed, contingent fees incurred for the cash collections generated by our independent third-party attorney network, and the cost of documents paid to sellers of nonperforming loans. Legal collection expenses were $119.4 million in 2017, a decrease of $12.8 million or 9.7% compared to $132.2 million in 2016. The decrease was primarily due to a decrease in costs paid to courts where a lawsuit is filed, mainly due to a decrease in the number of accounts brought into the legal collection process in the Americas. Our costs paid to courts were $74.7 million in 2017, a decrease of $5.1 million or 6.4% compared to $79.8 million in 2016. Additionally, our costs paid to third-party attorneys were $43.4 million in 2017, a decrease of $4.3 million or 9.0% compared to $47.7 million in 2016. The decrease was primarily due to a decrease in domestic external legal collections as a result of fewer accounts brought into the legal collection process in the Americas. Furthermore, our costs paid to sellers of nonperforming loans for documents were $1.3 million in 2017, a decrease of $3.4 million or 72.3% compared to $4.7 million in 2016. The decrease was primarily the result of sellers providing more account documents to us when we purchase portfolios, mainly as a result of regulatory requirements.
Legal collection expenses were $132.2 million in 2016, an increase of $2.7 million or 2.1% compared to $129.5 million in 2015. The increase was primarily due to additional court costs related to the expansion of the number of accounts brought into the legal channel in Europe in 2016. Our costs paid to courts were $79.8 million in 2016, an increase of $9.0 million or 12.7% compared to $70.8 million in 2015.  This was partially offset by a decrease in legal collection expenses paid to third-party attorneys, primarily as a result of a decrease in domestic external legal collections. Our costs paid to third-party attorneys were $47.7 million in 2016, a decrease of $5.7 million or 10.7% compared to $53.4 million in 2015. Our costs paid to sellers of nonperforming loans for documents were $4.7 million in 2016, a decrease of $0.5 million or 9.6% compared to $5.2 million in 2015.
Agency Fees
Agency fees primarily represent third-party collection fees. Prior to the sale of PLS in June of 2017, agency fees also included costs paid to repossession agents to repossess vehicles. Agency fees were $35.5 million in 2017, compared to $44.9 million in

2016, a decrease of $9.4 million or 20.9%. The decrease was primarily due to the impact of the sale of PLS in addition to a decrease in third-party collection fees incurred by our foreign operations.
Agency fees were $44.9 million in 2016, compared to $32.2 million in 2015, an increase of $12.7 million or 39.4%. This increase was mainly attributable to third-party collection fees incurred by our international operations where we utilize third-party agencies.
Outside Fees and Services
Outside fees and services expenses were $62.8 million in 2017, a decrease of $0.3 million or 0.5% compared to outside fees and services expenses of $63.1 million in 2016. The decrease was primarily the result of a $2.3 million decrease in corporate legal expenses and a $0.5 million decrease in accounting and audit related expenses. This was partially offset by a $1.2 million increase in payment processing and database fees, a $1.1 million increase in consulting fees and a $0.6 million increase in credit bureau expenses. None of the remaining variance was attributable to any significant identifiable items.
Outside fees and services expenses were $63.1 million in 2016, a decrease of $2.1 million or 3.2% compared to outside fees and services expenses of $65.2 million in 2015. The decrease was primarily due to a $6.6 million decrease in corporate legal expenses during 2016, mainly as a result of increased corporate legal expenses incurred in 2015 as a result of outstanding litigation and regulatory matters. This was partially offset by an increase of $4.1 million in consulting fees during 2016, as compared to the prior year period.
Communication
Communication expenses were $33.1 million in 2017, a decrease of $0.7 million or 2.1% compared to communication expenses of $33.8 million in 2016. Communication expenses were $33.8 million in 2016, an increase of $0.7 million or 2.1% compared to communication expenses of $33.1 million in 2015. None of the changes were attributable to any significant identifiable items.
Rent and Occupancy
Rent and occupancy expenses were $14.8 million in 2017, a decrease of $0.9 million or 5.7% compared to rent and occupancy expenses of $15.7 million in 2016. The decrease was primarily due to the impact of the sale of our government services businesses in January 2017 and the sale of PLS in June 2017.
Rent and occupancy expenses were $15.7 million in 2016, an increase of $1.0 million or 6.8% compared to rent and occupancy expenses of $14.7 million in 2015. The increase was primarily due to additional rental expenses incurred as a result of our acquisitions of RCB, RMSC and DTP as well as the additional rent expense associated with the expansion of our headquarters in Norfolk, Virginia.
Depreciation and Amortization
Depreciation and amortization expense was $19.8 million in 2017, a decrease of $4.6 million or 18.9% compared to depreciation and amortization expenses of $24.4 million in 2016. The decrease was primarily due to the impact of the sale of our government services businesses in January 2017.
Depreciation and amortization expense was $24.4 million in 2016, an increase of $4.5 million or 22.6% compared to depreciation and amortization expenses of $19.9 million in 2015. The increase was primarily due to the amortization expense incurred on intangible assets acquired in connection with the acquisitions of RCB and RMSC.
Other Operating Expenses
Other operating expenses were $44.1 million in 2017, an increase of $4.6 million or 11.6% compared to other operating expenses of $39.5 million in 2016. The increase was primarily due to an increase of $2.9 million in taxes, fee and licenses, a $1.2 million increase in doubtful account expense, a $0.9 million increase in hiring expenses and an $0.8 million increase in general office expenses. This was offset by a $0.9 million decrease in travel-related expenses and a $0.7 million decrease in dues and subscriptions. None of the remaining variance was attributable to any significant identifiable items.
Other operating expenses were $39.5 million in 2016, a decrease of $29.3 million or 42.6% compared to other operating expenses of $68.8 million in 2015. The decrease was primarily due to $28.8 million in expenses incurred during 2015 relating to the Consent Order entered into with the CFPB.

Interest Expense, Net
Interest expense, net was $98.0 million in 2017, an increase of $17.1 million or 21.1% compared to interest expense, net of $80.9 million in 2016. The increase was primarily due to higher levels of average borrowings outstanding, increases in interest rates, and increases in unused line fees and deferred financing costs related to our financing activities in 2017. This was partially offset by changes in interest expense (income) incurred on our interest rate swaps and an increase in interest income.
Interest expense, net was $80.9 million in 2016, an increase of $20.6 million or 34.2% compared to interest expense, net of $60.3 million in 2015. The increase was primarily the result of higher average borrowings outstanding during 2016 compared to 2015, as well as an increase in the interest rates charged on our variable rate borrowings.
Interest expense, net consisted of the following in 2017, 2016 and 2015 (amounts in thousands):

	Twelve Months Ended December 31,			Variances
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Stated interest on debt obligations and unused line fees	$71,656	$63,475	$46,661	$8,181	$16,814
Coupon interest on convertible debt	15,870	8,625	8,625	7,245	—
Amortization of convertible debt discount	8,583	4,472	4,260	4,111	212
Amortization of loan fees and other loan costs	9,569	8,116	2,328	1,453	5,788
Change in fair value on interest rate swap agreements	(2,025)	1,223	538	(3,248)	685
Interest income	(5,612)	(5,047)	(2,076)	(565)	(2,971)
Interest expense, net	$98,041	$80,864	$60,336	$17,177	$20,528
Net Foreign Currency Transaction Gain/(Loss)
Net foreign currency transaction gain/(loss) were $(1.1) million, $2.6 million, and $7.5 million in 2017, 2016, and 2015, respectively. In any given period, we may incur foreign currency transactions gains or losses from transactions in currencies other than the functional currency.
Other Expense
Other expense was $2.8 million in 2017, compared to $5.8 million in 2016 and $0 in 2015. During 2017, one of our investments in private equity funds experienced an other-than-temporary impairment which resulted in an impairment charge of $1.7 million. Additionally, we incurred a $1.0 million expense related to a performance guarantee on a Polish investment fund. During 2016, the net portfolio collections on our investments in a closed-end Polish securitization fund significantly underperformed expectations. As a result, in 2016 we recorded an other-than-temporary impairment charge of $5.8 million. For more information, refer to Note 3 to our Consolidated Financial Statements included in Item 8 of this Form 10-K ("Note 3").
Income Tax Expense/(Benefit)
On December 22, 2017, the Tax Act was signed into law by President Trump. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to the following provisions which are most relevant to us: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations referred to as Global Intangible Low-Taxed Income (“GILTI”); (5) creating the base erosion anti-abuse tax, a new minimum tax; (6) creating a new limitation on deductible interest expense; and (7) increased limitations on the deductibility of executive compensation.
Upon our initial analysis of the impact of the Tax Act, we have provisionally recorded a one-time net tax benefit of $73.8 million in the year ended December 31, 2017 for the corporate rate reduction. We have provisionally determined that we do not owe a transition tax, due to no accumulated taxable income from foreign operations calculated under U.S. tax accounting methods.
We are still evaluating the impact of the Tax Act on our future U.S. tax expense, but we expect that the overall impact of the Tax Act on our effective tax rate will be a decrease as compared with the application of prior U.S. tax laws.  The decrease is expected due to the reduction of the federal tax rate provision that was included in the Tax Act which we expect will outweigh any increases to tax expense with respect to the aforementioned other provisions.  For more information, refer to Note 13 to our Consolidated Financial Statements included in Item 8 of this Form 10-K ("Note 13").

Income tax benefit was $11.5 million in 2017, compared to income tax expense of $43.2 million in 2016. The change was primarily attributable to a revaluation of our net deferred tax liability due to a reduction of future domestic federal tax rates per the Tax Act. This was partially offset with a 17.5% increase in income before taxes. The effective tax rate decreased to (7.3)% in 2017 compared to 32.2% in 2016. The decrease was primarily attributable to the aforementioned revaluation of our net deferred tax liability and provision-to-return adjustments.  Excluding the impact of the Tax Act, our effective tax rate would have been 39.5% in 2017. The increase in 2017 as compared to 2016 is primarily due to changes in the mix of taxable income between tax jurisdictions caused by gains on sales of subsidiaries and other factors; increases in the estimated blended rate for U.S state taxes which was caused by changes in the mix of earnings, dispositions of subsidiaries, and other factors; and an increase in non-deductible executive compensation including stock compensation. Our effective tax rate will vary from period to period due to these types of items.
Income tax expense was $43.2 million in 2016, a decrease of $46.2 million or 51.7% compared to income tax expense of $89.4 million in 2015. The decrease was due to a decrease of 47.9% in income before taxes. The effective tax rate decreased to 32.2% in 2016 compared to 34.7% in 2015. The decrease was caused by a variety of factors, including changes in the mix of earnings, provision-to-return adjustments, and non-deductible penalties incurred during 2016, all of which caused the rate to decrease.  The impact of these factors was partially offset by tax rate changes in Europe and tax expense on a one-time intercompany transaction in 2016.

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
We hold a majority interest in a closed-end Polish investment fund that purchases and services nonperforming loans. Our investment in this fund is classified in our Consolidated Balance Sheets as "Investments" and as such is not included in the following tables. The equivalent of the estimated remaining collections of the portfolios held by the closed-end Polish investment fund, expected to be received by us, is $80.2 million at December 31, 2017.

Purchase Price Multiples as of December 31, 2017 Amounts in thousands

Purchase Period	Purchase Price (1)(2)	Net Finance Receivables Balance (3)	ERC-Historical Period Exchange Rates (4)	Total Estimated Collections (5)	ERC-Current Period Exchange Rates (6)	Current Estimated Purchase Price Multiple	Original Estimated Purchase Price Multiple (7)
Americas-Core
1996-2007	$638,461	$7,219	$33,725	$2,047,118	$33,725	321%	240%
2008	166,443	4,388	15,250	374,591	15,250	225%	220%
2009	125,155	1,061	31,648	460,268	31,648	368%	252%
2010	148,205	3,511	51,797	538,470	51,797	363%	247%
2011	209,641	13,204	71,734	724,082	71,734	345%	245%
2012	254,321	25,362	104,895	678,874	104,895	267%	226%
2013	391,380	77,559	228,470	971,627	228,470	248%	211%
2014	405,672	128,029	343,236	980,416	340,320	242%	204%
2015	444,699	192,170	422,657	951,477	424,503	214%	205%
2016	455,882	283,245	599,155	987,174	604,147	217%	201%
2017	536,889	498,896	931,168	1,038,636	930,246	193%	193%
Subtotal	3,776,748	1,234,644	2,833,735	9,752,733	2,836,735
Americas-Insolvency
2004-2007	132,917	—	669	197,234	669	148%	148%
2008	108,550	—	582	168,656	582	155%	163%
2009	155,996	—	2,305	470,951	2,305	302%	214%
2010	208,962	—	3,642	547,318	3,642	262%	184%
2011	180,477	—	1,328	368,130	1,328	204%	155%
2012	251,459	—	2,971	388,242	2,971	154%	136%
2013	227,909	7,700	25,508	353,478	25,508	155%	133%
2014	148,727	26,834	40,295	210,136	40,249	141%	124%
2015	63,214	32,239	40,821	82,251	40,821	130%	125%
2016	92,381	52,221	62,163	111,592	62,530	121%	123%
2017	278,066	238,178	297,770	346,861	297,770	125%	125%
Subtotal	1,848,658	357,172	478,054	3,244,849	478,375
Total Americas	5,625,406	1,591,816	3,311,789	12,997,582	3,315,110
Europe-Core
2012	20,428	—	2,762	38,159	2,291	187%	187%
2013	20,362	558	1,810	23,557	1,473	116%	119%
2014	797,672	328,018	1,072,708	2,094,303	971,396	263%	208%
2015	422,610	244,024	485,692	731,464	461,521	173%	160%
2016	348,864	287,117	467,051	585,199	492,745	168%	167%
2017	250,596	242,800	343,106	360,511	350,842	144%	144%
Subtotal	1,860,532	1,102,517	2,373,129	3,833,193	2,280,268
Europe-Insolvency
2014	10,876	2,149	5,716	18,291	5,444	168%	129%
2015	19,409	8,219	15,323	28,808	13,950	148%	139%
2016	42,216	28,163	38,516	57,666	39,948	137%	130%
2017	38,841	39,057	48,496	49,716	49,530	128%	128%
Subtotal	111,342	77,588	108,051	154,481	108,872
Total Europe	1,971,874	1,180,105	2,481,180	3,987,674	2,389,140
Total PRA Group	$7,597,280	$2,771,921	$5,792,969	$16,985,256	$5,704,250

(1)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(3)	For our international amounts, Net Finance Receivables are presented at the December 31, 2017 exchange rate.

(4)	For our international amounts, ERC-Historical Period Exchange Rates is presented at the period-end exchange rate for the respective quarter of purchase.

(5)	For our international amounts, TEC is presented at the period-end exchange rate for the respective quarter of purchase.

(6)	For our international amounts, ERC-Current Period Exchange Rates is presented at the December 31, 2017 exchange rate.

(7)	The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information For the Year Ended December 31, 2017 Amounts in thousands

Purchase Period	Purchase Price (1)(2)	Cash Collections (3)	Gross Revenue (3)	Amortization (3)	Allowance (3)	Net Revenue (3)	Net Finance Receivables Balance as of December 31, 2017(4)
Americas-Core
1996-2007	$638,461	$13,427	$9,788	$3,639	$332	$9,456	$7,219
2008	166,443	6,031	3,330	2,701	252	3,078	4,388
2009	125,155	10,994	9,242	1,752	200	9,042	1,061
2010	148,205	15,587	10,650	4,937	—	10,650	3,511
2011	209,641	31,991	25,700	6,291	510	25,190	13,204
2012	254,321	40,042	25,577	14,465	100	25,477	25,362
2013	391,380	78,880	56,589	22,291	2,620	53,969	77,559
2014	405,672	114,219	80,097	34,122	1,464	78,633	128,029
2015	444,699	185,898	94,430	91,468	1,451	92,979	192,170
2016	455,882	256,531	138,663	117,868	447	138,216	283,245
2017	536,889	107,327	69,743	37,584	—	69,743	498,896
Subtotal	3,776,748	860,927	523,809	337,118	7,376	516,433	1,234,644
Americas-Insolvency
2004-2007	132,917	321	235	86	60	175	—
2008	108,550	332	119	213	472	(353)	—
2009	155,996	1,581	1,581	—	—	1,581	—
2010	208,962	2,425	2,373	52	20	2,353	—
2011	180,477	3,726	3,726	—	—	3,726	—
2012	251,459	29,337	20,126	9,211	—	20,126	—
2013	227,909	47,781	14,315	33,466	—	14,315	7,700
2014	148,727	37,350	9,650	27,700	(125)	9,775	26,834
2015	63,214	20,143	4,061	16,082	—	4,061	32,239
2016	92,381	30,426	5,955	24,471	1,030	4,925	52,221
2017	278,066	49,093	9,204	39,889	—	9,204	238,178
Subtotal	1,848,658	222,515	71,345	151,170	1,457	69,888	357,172
Total Americas	5,625,406	1,083,442	595,154	488,288	8,833	586,321	1,591,816
Europe-Core
2012	20,428	2,038	2,058	(20)	—	2,058	—
2013	20,362	1,239	844	395	62	782	558
2014	797,672	220,765	122,904	97,861	(141)	123,045	328,018
2015	422,610	86,156	33,022	53,134	1,280	31,742	244,024
2016	348,864	78,915	27,325	51,590	1,589	25,736	287,117
2017	250,596	17,894	5,177	12,717	141	5,036	242,800
Subtotal	1,860,532	407,007	191,330	215,677	2,931	188,399	1,102,517
Europe-Insolvency
2014	10,876	3,207	1,459	1,748	—	1,459	2,149
2015	19,409	5,013	1,331	3,682	134	1,197	8,219
2016	42,216	12,703	2,800	9,903	—	2,800	28,163
2017	38,841	1,233	627	606	—	627	39,057
Subtotal	111,342	22,156	6,217	15,939	134	6,083	77,588
Total Europe	1,971,874	429,163	197,547	231,616	3,065	194,482	1,180,105
Total PRA Group	$7,597,280	$1,512,605	$792,701	$719,904	$11,898	$780,803	$2,771,921

(1)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(3)	For our international amounts, amounts are presented using the average exchange rates during the current reporting period.

(4)	For our international amounts, net finance receivables are presented at the December 31, 2017 exchange rate.

The following tables illustrate historical cash collections, by year, on our portfolios.
Cash Collections by Year, By Year of Purchase (1) as of December 31, 2017 Amounts in thousands

		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996- 2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total
Americas-Core
1996-2007	$638,461	$1,096,153	$222,628	$168,849	$137,689	$115,551	$89,405	$63,955	$45,247	$32,491	$20,745	$13,427	$2,006,140
2008	166,443	—	47,253	72,080	62,363	53,654	42,850	31,307	21,027	13,786	8,989	6,031	359,340
2009	125,155	—	—	40,703	95,627	84,339	69,385	51,121	35,555	24,896	16,000	10,994	428,620
2010	148,205	—	—	—	47,076	113,554	109,873	82,014	55,946	38,110	24,515	15,587	486,675
2011	209,641	—	—	—	—	61,971	174,461	152,908	108,513	73,793	48,711	31,991	652,348
2012	254,321	—	—	—	—	—	56,901	173,589	146,198	97,267	59,981	40,042	573,978
2013	391,380	—	—	—	—	—	—	101,614	247,849	194,026	120,789	78,880	743,158
2014	405,672	—	—	—	—	—	—	—	92,660	253,448	170,311	114,219	630,638
2015	444,699	—	—	—	—	—	—	—	—	116,951	228,432	185,898	531,281
2016	455,882	—	—	—	—	—	—	—	—	—	138,723	256,531	395,254
2017	536,889	—	—	—	—	—	—	—	—	—	—	107,327	107,327
Subtotal	3,776,748	1,096,153	269,881	281,632	342,755	429,069	542,875	656,508	752,995	844,768	837,196	860,927	6,914,759
Americas-Insolvency
2004-2007	132,917	61,154	42,794	33,842	27,347	18,234	8,574	1,884	1,151	802	463	321	196,566
2008	108,550	—	14,024	35,894	37,974	35,690	28,956	11,650	1,884	1,034	635	332	168,073
2009	155,996	—	—	16,635	81,780	102,780	107,888	95,725	53,945	5,781	2,531	1,581	468,646
2010	208,962	—	—	—	39,486	104,499	125,020	121,717	101,873	43,649	5,008	2,425	543,677
2011	180,477	—	—	—	—	15,218	66,379	82,752	85,816	76,915	35,996	3,726	366,802
2012	251,459	—	—	—	—	—	17,388	103,610	94,141	80,079	60,715	29,337	385,270
2013	227,909	—	—	—	—	—	—	52,528	82,596	81,679	63,386	47,781	327,970
2014	148,727	—	—	—	—	—	—	—	37,045	50,880	44,313	37,350	169,588
2015	63,214	—	—	—	—	—	—	—	—	3,395	17,892	20,143	41,430
2016	92,381	—	—	—	—	—	—	—	—	—	18,869	30,426	49,295
2017	278,066	—	—	—	—	—	—	—	—	—	—	49,093	49,093
Subtotal	1,848,658	61,154	56,818	86,371	186,587	276,421	354,205	469,866	458,451	344,214	249,808	222,515	2,766,410
Total Americas	5,625,406	1,157,307	326,699	368,003	529,342	705,490	897,080	1,126,374	1,211,446	1,188,982	1,087,004	1,083,442	9,681,169
Europe-Core
2012	20,428	—	—	—	—	—	11,604	8,995	5,641	3,175	2,198	2,038	33,651
2013	20,362	—	—	—	—	—	—	7,068	8,540	2,347	1,326	1,239	20,520
2014	797,672	—	—	—	—	—	—	—	153,180	291,980	246,365	220,765	912,290
2015	422,610	—	—	—	—	—	—	—	—	45,760	100,263	86,156	232,179
2016	348,864	—	—	—	—	—	—	—	—	—	40,368	78,915	119,283
2017	250,596	—	—	—	—	—	—	—	—	—	—	17,894	17,894
Subtotal	1,860,532	—	—	—	—	—	11,604	16,063	167,361	343,262	390,520	407,007	1,335,817
Europe-Insolvency
2014	10,876	—	—	—	—	—	—	—	5	4,297	3,921	3,207	11,430
2015	19,409	—	—	—	—	—	—	—	—	2,954	4,366	5,013	12,333
2016	42,216	—	—	—	—	—	—	—	—	—	6,175	12,703	18,878
2017	38,841	—	—	—	—	—	—	—	—	—	—	1,233	1,233
Subtotal	111,342	—	—	—	—	—	—	—	5	7,251	14,462	22,156	43,874
Total Europe	1,971,874	—	—	—	—	—	11,604	16,063	167,366	350,513	404,982	429,163	1,379,691
Total PRA Group	$7,597,280	$1,157,307	$326,699	$368,003	$529,342	$705,490	$908,684	$1,142,437	$1,378,812	$1,539,495	$1,491,986	$1,512,605	$11,060,860

(1)	For our international amounts, cash collections are presented using the average exchange rates during the cash collection period.

(2)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(3)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

Estimated Remaining Collections
The following chart shows our ERC by geographical region at December 31, 2017 (amounts in millions).
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
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.
Cash Collections by Geography and Type Amounts in thousands

	2017				2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Americas-Core	$204,245	$212,756	$217,020	$226,906	$193,360	$210,524	$213,741	$219,571
Americas-Insolvency	59,103	60,436	53,163	49,813	52,988	60,429	67,745	68,646
Europe-Core	107,124	102,681	99,121	98,081	97,429	96,028	102,972	94,091
Europe-Insolvency	5,794	5,961	5,371	5,030	4,974	4,719	2,744	2,025
Total Cash Collections	$376,266	$381,834	$374,675	$379,830	$348,751	$371,700	$387,202	$384,333
The following table provides additional details on the composition of our U.S. Core cash collections for the periods indicated.
Domestic Portfolio Core Cash Collections by Source Amounts in thousands

	2017				2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Call Center and Other Collections	$120,349	$123,009	$122,780	$127,368	$103,595	$115,454	$119,568	$127,851
External Legal Collections	31,960	35,042	37,863	40,267	35,231	36,415	40,369	43,203
Internal Legal Collections	31,154	31,761	32,511	34,937	31,458	33,206	34,505	39,080
Total Domestic Core Cash Collections	$183,463	$189,812	$193,154	$202,572	$170,284	$185,075	$194,442	$210,134

Collections Productivity (Domestic Portfolio)
The following tables display certain collections productivity measures.
Cash Collections per Collector Hour Paid Domestic Portfolio

	Total domestic core cash collections (1)
	2017	2016	2015	2014	2013
First Quarter	$254	$274	$247	$223	$193
Second Quarter	202	269	245	220	190
Third Quarter	191	281	250	217	191
Fourth Quarter	170	248	239	203	190

	Call center and other cash collections (2)
	2017	2016	2015	2014	2013
First Quarter	$161	$168	$143	$119	$107
Second Quarter	129	167	141	107	104
Third Quarter	125	177	145	112	104
Fourth Quarter	112	153	139	110	100

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

(2)	Represents total cash collections less internal legal cash collections, external legal cash collections and Insolvency cash collections from trustee-administered accounts.
Portfolio Purchasing
The following graph shows the purchase price of our portfolios by year since 2008. It also includes the acquisition date finance receivable portfolios that were acquired through our various business acquisitions.
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
To collect our Core portfolios, we generally need to employ relatively higher amounts of labor and incur additional collection costs to generate each dollar of cash collections as compared with Insolvency portfolios. In order to achieve acceptable levels of net return on investment (after direct expenses), we are generally targeting a higher total estimated collections to purchase price multiple for Core portfolios. On the other hand, Insolvency accounts generate the majority of their cash collections through the efforts of insolvency courts and trustees. In this process, cash is remitted to our Company with no corresponding cost other than the cost of filing claims at the time of purchase, court fees associated with the filing of ownership claim transfers and general administrative costs for monitoring the progress of each account through the insolvency process. As a result, collection costs are much lower for us when liquidating a pool of Insolvency accounts as compared to a pool of Core accounts, but conversely the price we pay for Insolvency accounts is generally higher than Core accounts. We generally target similar net income margins for Insolvency and Core portfolios at any given point in the market cycles. However, because of the lower related collection costs, we can pay more for Insolvency portfolios, which causes the total estimated collections to purchase price multiples of Insolvency pools generally to be lower. In summary, compared to a similar investment in a pool of Core accounts, to the extent both pools had identical targeted net income margins, the Insolvency pool would be expected to generate less revenue, less direct expenses, similar operating income and a higher operating margin. From time to time, especially in Europe, we purchase Core portfolios which consist of a majority of previously charged-off accounts which have made a payment within six months prior to acquisition. These portfolios have some of the same financial dynamics as Insolvency accounts, with lower collection costs and lower purchase price multiples.
As a result of these purchase price and collection cost dynamics, the mix of our portfolios impacts the relative profitability we realize in a given year. We minimize the impact of higher pricing, to the degree possible, with increased analytics used to score Core accounts and determine on which of those accounts to focus our collection efforts.
We utilize a long-term approach to collecting our receivables. This approach has historically caused us to realize significant cash collections and revenues from purchased portfolios of nonperforming loans years after they are originally acquired. As a result, we have in the past been able to temporarily reduce our level of current period acquisitions without a significant negative current period impact on cash collections and revenue.
The following table displays our quarterly portfolio purchases for the periods indicated.
Portfolio Purchases by Geography and Type Amounts in thousands

	2017				2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Americas-Core	$160,278	$115,572	$144,871	$115,166	$91,800	$95,452	$130,529	$136,057
Americas-Insolvency	44,195	73,497	100,040	67,123	20,929	16,760	33,723	22,952
Europe-Core	152,417	14,695	42,876	39,505	80,129	34,240	68,835	171,038
Europe-Insolvency	17,698	7,146	7,860	6,020	6,943	14,803	16,410	6,731
Total Portfolio Purchasing	$374,588	$210,910	$295,647	$227,814	$199,801	$161,255	$249,497	$336,778
Portfolio Purchases by Stratifications (Domestic Only)
The following table categorizes our quarterly domestic portfolio purchases for the periods indicated into major asset type and delinquency category. Over the past 20 years, we have acquired more than 47 million customer accounts in the U.S. alone.
Domestic Portfolio Purchases by Stratification (Major Asset Type) Amounts in thousands

	2017				2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Major Credit Cards	$87,414	$54,892	$65,177	$57,615	$35,306	$38,858	$48,471	$68,072
Consumer Finance	2,360	3,308	7,354	7,987	5,678	1,309	1,616	2,533
Private Label Credit Cards	90,813	78,609	101,162	73,473	56,681	54,969	86,331	62,104
Auto Related	21,219	49,741	67,701	30,191	6,104	—	831	411
Total	$201,806	$186,550	$241,394	$169,266	$103,769	$95,136	$137,249	$133,120

Domestic Portfolio Purchases by Stratification (Delinquency Category) Amounts in thousands

	2017				2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Fresh (1)	$76,910	$67,540	$73,813	$43,786	$30,919	$30,114	$42,048	$37,036
Primary (2)	23,100	1,623	4,314	726	2,672	1,568	29,990	26,240
Secondary (3)	48,865	43,366	52,217	49,794	48,005	51,630	51,019	43,841
Tertiary (3)	8,736	524	—	1,111	557	—	—	1,843
Insolvency	44,195	73,497	100,040	67,123	20,930	11,145	13,702	22,952
Other (4)	—	—	11,010	6,726	686	679	490	1,208
Total	$201,806	$186,550	$241,394	$169,266	$103,769	$95,136	$137,249	$133,120

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
Liquidity and Capital Resources
We manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of December 31, 2017, cash and cash equivalents totaled $120.5 million. Of the cash and cash equivalent balance as of December 31, 2017, $106.0 million consisted of cash on hand related to foreign operations with indefinitely reinvested earnings. See the "Undistributed Earnings of Foreign Subsidiaries" section below for more information.
At December 31, 2017, we had approximately $2.2 billion in borrowings outstanding with $845.2 million of availability under all of our credit facilities (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of December 31, 2017, the amount available to be drawn was $510.2 million. Of the $845.2 million of borrowing availability, $463.4 million was available under our European credit facility and $381.8 million was available under our North American credit facility. Of the $510.2 million available considering borrowing base restrictions, $157.0 million was available under our European credit facility and $353.1 million was available under our North American credit facility. The primary borrowing base under both credit facilities is ERC of the respective finance receivables portfolios. For more information, see Note 6.
An additional funding source is interest-bearing deposits generated in Europe. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.5 billion (approximately $182.5 million as of December 31, 2017). We amended our European credit facility during the first quarter of 2018 which lowered this limit from SEK 1.5 billion to SEK 1.2 billion (approximately $146.0 million). See Note 6 for more information. Interest-bearing deposits as of December 31, 2017 were $98.6 million.
Following the receipt of the covenant waiver during the fourth quarter of 2017 as discussed in Note 6, we believe we were in compliance with the covenants of our financing arrangements as of December 31, 2017.
As discussed in Note 17, we sold our government services business in January 2017 for $91.5 million and our vehicle location, skip tracing and collateral recovery business in June 2017 for approximately $4.5 million.
We have the ability to slow the purchasing of nonperforming loans if necessary, with low impact to current year cash collections. For example, we invested $1,109.0 million in portfolio purchases in 2017. The portfolios purchased in 2017 generated $175.5 million of cash collections, representing only 11.6% of 2017 cash collections.
Contractual obligations over the next year are primarily related to debt maturities and purchase commitments. Our North American credit facility expires in May 2022. Our European credit facility expires in February 2021. Of our $764.8 million in long-term debt outstanding at December 31, 2017, $10.0 million is due within one year.
We have in place forward flow commitments for the purchase of nonperforming loans over the next 12 months with a maximum purchase price of $203.2 million as of December 31, 2017. We may also enter into new or renewed flow commitments and close on spot transactions in addition to the aforementioned flow agreements.

For tax purposes, we utilized the cost recovery method of accounting for our finance receivable income through December 31, 2016. The Internal Revenue Service ("IRS") examined our 2005 through 2012 tax returns and asserted that tax revenue recognition using the cost recovery method did not clearly reflect taxable income and therefore issued Notices of Deficiency to us for tax years ended December 31, 2005 through 2012 (the "Notices"). In response to the Notices, we filed petitions in the U.S. Tax Court (the "Tax Court") challenging the deficiencies and the Tax Court set the trial to begin on May 15, 2017. On May 10, 2017, we reached a settlement with the IRS in regards to the Notices. Under the settlement, both parties agreed that no amounts were due for years 2005 through 2012 and the Tax Court entered decisions to that effect on June 22, 2017. Also, under the settlement, we agreed to utilize a new tax accounting method to recognize net finance receivables revenue effective with tax year 2017. Under the new method, a portion of the annual collections will amortize principal and the remaining portion will be considered taxable income. We will not be required to pay any interest or penalties related to the prior periods. The deferred tax liability related to the difference in timing between the new method and the prior method will be incorporated evenly into our tax filings over four years. We estimate the related tax payments for future years to be approximately $9.8 million per quarter.
On October 22, 2015, our board of directors authorized a share repurchase program to purchase up to $125.0 million of our outstanding shares of common stock. Repurchases depend on prevailing market conditions and other factors. In 2017, in conjunction with the issuance of the 2023 Notes, we used a portion of the proceeds to repurchase approximately $44.9 million of our outstanding shares of common stock which represented the remaining share repurchasing authority under the program.
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
Cash Flows Analysis
Our operating activities provided cash of $0.8 million, $105.9 million, and $203.0 million 2017, 2016, and 2015, respectively. Key drivers of the changes included cash collections recognized as revenue, fee income, income tax payments, and interest payments. In addition, changes in other accounts related to our operating activities impacted our cash from operations. Cash collections recognized as revenue were $780.8 million, $745.1 million and $865.1 million in 2017, 2016 and 2015, respectively, as previously described in the revenues discussion and analysis. Fee income was $24.9 million, $77.4 million and $64.4 million in 2017, 2016 and 2015, respectively. The decline in 2017 was primarily the result of the sale of our government services business in January 2017 and our vehicle location, skip tracing and collateral recovery business in June 2017. Cash paid for income taxes was $144.3 million, $78.8 million and $86.3 million in 2017, 2016 and 2015, respectively. The 2017 total included $23.4 million related to the sale of our government services business and $58.3 million related to payment of the deferred tax liability discussed earlier in this section. Interest payments were $79.8 million, $68.0 million and $49.8 million in 2017, 2016 and 2015, respectively. The increases were due primarily to increased borrowings, and increases in interest rates and unused line fees.
Our investing activities used cash of $280.3 million, $217.5 million, and $282.3 million in 2017, 2016, and 2015, respectively. Cash used in investing activities was primarily driven by acquisitions of nonperforming loans and business acquisitions. Cash provided by investing activities was primarily driven by cash collections applied to principal on finance receivables and proceeds from sale of subsidiaries. The change in net cash used in investing activities was primarily due to changes in the amounts of acquisitions of finance receivables, which totaled $1,086.0 million in 2017, compared to $890.8 million and $955.0 million in 2016 and 2015, respectively. Additionally, net cash payments for corporate acquisitions totaled $0.0 million in 2017, compared to $60.2 million, and $1.4 million in 2016, and 2015, respectively. The change was also due to changes in the amount of collections applied to principal on finance receivables which totaled $731.8 million in 2017, compared to $746.9 million, and $674.4 million in 2016, and 2015, respectively. These items were offset by an increase of $93.3 million in cash provided by investing activities related to the sale certain of our subsidiaries in 2017. No subsidiaries were sold in 2016 or 2015.
Our financing activities provided cash of $295.7 million, $94.4 million and $120.1 million in 2017, 2016, and 2015, respectively. The change in cash provided by financing activities in 2017 compared to 2016 and 2015, was primarily due to an increase in our borrowings, offset partially by changes in amounts of repurchases of our common stock. In 2017, net proceeds from borrowing activities was $350.3 million compared to $82.8 million and $279.9 million in 2016 and 2015, respectively. Cash flow related to financing activities was impacted by stock repurchases of $44.9 million, $0.0 million, and $165.5 million in 2017, 2016, and 2015, respectively.
Undistributed Earnings of Foreign Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of foreign subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax or withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of foreign subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed foreign earnings. The amount of cash on hand related to foreign operations with indefinitely reinvested earnings was $106.0 million and $73.6 million as of December 31, 2017 and 2016, respectively. Refer to the Note 13 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for further information related to our income taxes and undistributed foreign earnings.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as of December 31, 2017 as defined by Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.
Contractual Obligations
Our contractual obligations as of December 31, 2017 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$51,441	$11,837	$17,872	$12,152	$9,580
Revolving credit facilities (1)	1,016,857	45,782	90,660	879,559	856
Long-term debt (2)	1,711,017	62,937	412,154	884,888	351,038
Purchase commitments (3)	203,167	203,167	—	—	—
Employment agreements	21,917	7,963	13,954	—	—
Total	$3,004,399	$331,686	$534,640	$1,776,599	$361,474

(1)
This amount includes estimated interest and unused line fees due on our revolving credit facilities and assumes that the outstanding balances on the revolving credit facilities remain constant from the December 31, 2017 balances to maturity.

(2)	This amount includes scheduled interest and principal payments on our term loans and convertible senior notes.

(3)	This amount includes the maximum remaining amount to be purchased under forward flow and other contracts for the purchase of nonperforming loans in the amount of approximately $203.2 million.
In 2017, we opened two new call centers in Henderson, NV and Burlington, NC. We lease these call centers and have included the future minimum lease payments in the table above. With the addition of these, as well as expansions at existing sites, we have added capacity for an additional 1,000 full time collectors. Both sites were fully operational during the first quarter of 2018.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are discussed in Note 1 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets, and liabilities.
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
Revenue Recognition - Finance Receivables
We account for our investment in finance receivables under the guidance of ASC 310-30. Revenue recognition for finance receivables accounted for under ASC 310-30 involves the use of estimates and the exercise of judgment on the part of management. These estimates include projections of the quantity and timing of future cash flows and economic lives of our pools of finance receivables. Significant changes in such estimates could result in increased revenue via yield increases which are recognized prospectively or decreased revenue through the incurrence of allowance charges which are recognized immediately.
We implement the accounting for income recognized on finance receivables under ASC 310-30 as follows:
We create each accounting pool using our projections of estimated cash flows and expected economic life. We then compute the effective yield that fully amortizes the pool over a reasonable expectation of its economic life based on the current projections of estimated cash flows. As actual cash flow results are recorded, we review each pool watching for trends, actual performance versus projections and curve shape (a graphical depiction of the timing of cash flows). We then re-forecast future cash flows utilizing our proprietary analytical models.
Significant judgment is used in evaluating whether variances in actual performance are due to changes in the total amount or changes in the timing of expected cash flows. Significant changes in either may result in yield increases or allowance charges if necessary for the pool's amortization period to fall within a reasonable expectation of its economic life.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our activities are subject to various financial risks including market risk, currency and interest rate risk, credit risk, liquidity risk and cash flow risk. Our overall financial risk management program focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on our financial performance. We may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce our exposure to fluctuations in interest rates on variable-rate debt and their impact on earnings and cash flows. We do not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor do we enter into or hold derivatives for trading or speculative purposes. Derivative instruments involve, to varying degrees, elements of non-performance, or credit risk. We do not believe that we currently face a significant risk of loss in the event of non-performance by the counterparties associated with these instruments, as these transactions were executed with a diversified group of major financial institutions with a minimum investment-grade or better credit rating. Our credit risk exposure is managed through the periodic monitoring of our exposures to such counterparties.
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.6 billion as of December 31, 2017. Assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $6.4 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $6.4 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European credit facility, we have entered into interest rate swap agreements for a portion of our borrowings under our floating rate financing arrangements. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate swap agreements.
The fair value of our interest rate swap agreements was a net liability of $1.1 million at December 31, 2017. A hypothetical 50 basis point decrease in interest rates would cause a decrease in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be a liability of $6.3 million at December 31, 2017. Conversely, a hypothetical 50 basis point increase in interest rates would cause an increase in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be an asset of $3.6 million at December 31, 2017.

Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. In 2017, we generated $259.6 million of revenues from operations outside the U.S. and used eleven functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.
As a result of our international operations, fluctuations in foreign currencies could cause us to incur foreign currency exchange gains and losses, and could adversely affect our comprehensive income and stockholders' equity. Additionally, our reported financial results could change from period to period due solely to fluctuations between currencies.
Foreign currency gains and losses are primarily the result of the re-measurement of transactions in certain other currencies into an entity's functional currency. Foreign currency gains and losses are included as a component of other income and (expense) in our consolidated income statements.
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

Item 8. Financial Statements and Supplementary Data.
See Item 6 for quarterly consolidated financial statements for 2017 and 2016.

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
PRA Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of PRA Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
Norfolk, Virginia
February 27, 2018

PRA Group, Inc.
Consolidated Balance Sheets
December 31, 2017 and 2016
(Amounts in thousands, except per share amounts)

	2017	2016
Assets
Cash and cash equivalents	$120,516	$94,287
Investments	78,290	68,543
Finance receivables, net	2,771,921	2,307,969
Other receivables, net	15,770	11,650
Income taxes receivable	21,686	9,427
Net deferred tax asset	57,529	28,482
Property and equipment, net	49,311	38,744
Goodwill	526,513	499,911
Intangible assets, net	23,572	27,935
Other assets	32,656	33,808
Assets held for sale	—	43,243
Total assets	$3,697,764	$3,163,999
Liabilities and Equity
Liabilities:
Accounts payable	$4,992	$2,459
Accrued expenses	85,993	82,699
Income taxes payable	10,771	19,631
Net deferred tax liability	171,185	258,344
Interest-bearing deposits	98,580	76,113
Borrowings	2,170,182	1,784,101
Other liabilities	9,018	10,821
Liabilities held for sale	—	4,220
Total liabilities	2,550,721	2,238,388

Redeemable noncontrolling interest	9,534	8,448
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 45,189 shares issued and outstanding at December 31, 2017; 100,000 shares authorized, 46,356 shares issued and outstanding at December 31, 2016	452	464
Additional paid-in capital	53,870	66,414
Retained earnings	1,211,632	1,049,367
Accumulated other comprehensive loss	(178,607)	(251,944)
Total stockholders' equity - PRA Group, Inc.	1,087,347	864,301
Noncontrolling interest	50,162	52,862
Total equity	1,137,509	917,163
Total liabilities and equity	$3,697,764	$3,163,999
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the years ended December 31, 2017, 2016 and 2015
(Amounts in thousands, except per share amounts)

	2017	2016	2015
Revenues:
Income recognized on finance receivables, net	$780,803	$745,119	$865,122
Fee income	24,916	77,381	64,383
Other revenue	7,855	8,080	12,513
Total revenues	813,574	830,580	942,018
Operating expenses:
Compensation and employee services	273,033	258,846	268,345
Legal collection expenses	119,398	132,202	129,456
Agency fees	35,530	44,922	32,188
Outside fees and services	62,792	63,098	65,155
Communication	33,132	33,771	33,113
Rent and occupancy	14,823	15,710	14,714
Depreciation and amortization	19,763	24,359	19,874
Other operating expenses	44,103	39,466	68,829
Total operating expenses	602,574	612,374	631,674

Income from operations	211,000	218,206	310,344

Other income and (expense):
Gain on sale of subsidiaries	48,474	—	—
Interest expense, net	(98,041)	(80,864)	(60,336)
Foreign exchange (loss)/gain	(1,104)	2,564	7,514
Other	(2,790)	(5,823)	—
Income before income taxes	157,539	134,083	257,522
Income tax (benefit)/expense	(11,536)	43,191	89,391
Net income	169,075	90,892	168,131
Adjustment for net income attributable to noncontrolling interests	6,810	5,795	205
Net income attributable to PRA Group, Inc.	$162,265	$85,097	$167,926

Net income per common share attributable to PRA Group, Inc.:
Basic	$3.55	$1.84	$3.49
Diluted	$3.54	$1.83	$3.47
Weighted average number of shares outstanding:
Basic	45,671	46,316	48,128
Diluted	45,823	46,388	48,405
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2017, 2016 and 2015
(Amounts in thousands)

	2017	2016	2015
Net income	$169,075	$90,892	$168,131
Other comprehensive income/(loss):
Change in foreign currency translation	67,858	(14,559)	(119,043)
Total comprehensive income	236,933	76,333	49,088
Comprehensive income/(loss) attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	6,810	5,795	205
Change in foreign currency translation	(5,478)	8,490	(6,132)
Comprehensive income/(loss) attributable to noncontrolling interest	1,332	14,285	(5,927)
Comprehensive income attributable to PRA Group, Inc.	$235,601	$62,048	$55,015
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the years ended December 31, 2017, 2016 and 2015
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount

Balance at December 31, 2014	49,577	$496	$111,659	$906,010	$(115,950)	$—	$902,215
Components of comprehensive income:
Net income	—	—	—	167,926	—	205	168,131
Foreign currency translation adjustment	—	—	—	—	(112,911)	(6,132)	(119,043)
Initial noncontrolling interest related to business acquisition	—	—	—	—	—	45,181	45,181
Vesting of restricted stock	279	3	(3)	—	—	—	—
Repurchase and cancellation of common stock	(3,683)	(37)	(55,798)	(109,666)	—	—	(165,501)
Amortization of share-based compensation	—	—	16,325	—	—	—	16,325
Excess income tax benefit from share-based compensation	—	—	4,386	—	—	—	4,386
Employee stock relinquished for payment of taxes	—	—	(11,947)	—	—	—	(11,947)
Balance at December 31, 2015	46,173	$462	$64,622	$964,270	$(228,861)	$39,254	$839,747
Components of comprehensive income:
Net income	—	—	—	85,097	—	6,018	91,115
Foreign currency translation adjustment	—	—	—	—	(23,083)	8,524	(14,559)
Distributions paid to noncontrolling interest	—	—	—	—	—	(934)	(934)
Vesting of restricted stock	183	2	(2)	—	—	—	—
Amortization of share-based compensation	—	—	6,138	—	—	—	6,138
Excess income tax benefit from share-based compensation	—	—	(1,494)	—	—	—	(1,494)
Employee stock relinquished for payment of taxes	—	—	(2,850)	—	—	—	(2,850)
Balance at December 31, 2016	46,356	$464	$66,414	$1,049,367	$(251,944)	$52,862	$917,163
Components of comprehensive income:
Net income	—	—	—	162,265	—	6,587	168,852
Foreign currency translation adjustment	—	—	—	—	73,337	(7,202)	66,135
Distributions paid to noncontrolling interest	—	—	—	—	—	(2,085)	(2,085)
Vesting of restricted stock	145	1	(1)	—	—	—	—
Repurchase and cancellation of common stock	(1,312)	(13)	(44,896)	—	—	—	(44,909)
Amortization of share-based compensation	—	—	8,678	—	—	—	8,678
Employee stock relinquished for payment of taxes	—	—	(3,022)	—	—	—	(3,022)
Component of convertible debt	—	—	44,910	—	—	—	44,910
Deferred taxes on component of convertible debt	—	—	(18,213)	—	—	—	(18,213)
Balance at December 31, 2017	45,189	$452	$53,870	$1,211,632	$(178,607)	$50,162	$1,137,509
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2017, 2016 and 2015
(Amounts in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$169,075	$90,892	$168,131
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of share-based compensation	8,678	6,138	16,325
Depreciation and amortization	19,763	24,359	19,874
Gain on sale of subsidiaries	(48,474)	—	—
Amortization of debt discount and issuance costs	18,152	10,276	4,260
Impairment of investments	1,745	5,823	—
Deferred tax benefit	(130,822)	(21,700)	(8,569)
Net foreign currency transaction gain	(1,098)	(2,364)	(7,514)
Other	(4,033)	—	—
Changes in operating assets and liabilities:
Other assets	(460)	1,861	2,015
Other receivables, net	(3,461)	10,016	(18,124)
Accounts payable	2,743	(2,087)	786
Income taxes payable/receivable, net	(22,715)	(13,663)	10,121
Accrued expenses	(5,752)	(9,724)	17,246
Other liabilities	(2,498)	6,053	(1,553)
Net cash provided by operating activities	843	105,880	202,998
Cash flows from investing activities:
Purchases of property and equipment	(22,840)	(14,160)	(14,454)
Acquisition of finance receivables, net of buybacks	(1,086,029)	(890,803)	(954,954)
Collections applied to principal on finance receivables	731,802	746,867	674,373
Business acquisitions, net of cash acquired	—	(60,241)	(1,423)
Proceeds from sale of subsidiaries, net	93,304	—	—
Purchase of investments	(6,688)	(6,052)	(48,085)
Proceeds from sales and maturities of investments	10,123	6,898	62,217
Net cash used in investing activities	(280,328)	(217,491)	(282,326)
Cash flows from financing activities:
Proceeds from lines of credit	1,260,161	985,751	790,967
Principal payments on lines of credit	(1,549,833)	(1,007,234)	(463,733)
Repurchases of common stock	(44,909)	—	(165,501)
Tax withholdings related to share-based payments	(3,022)	(2,850)	(11,947)
Payments of origination costs and fees	(18,240)	(17,539)	(5,000)
Distributions paid to noncontrolling interest	(1,429)	(934)	—
Proceeds from long-term debt	310,000	297,893	—
Principal payments on notes payable and long-term debt	(15,021)	(193,580)	(47,374)
Net increase in interest-bearing deposits	12,991	32,905	22,721
Proceeds from convertible debt	345,000	—	—
Net cash provided by financing activities	295,698	94,412	120,133
Effect of exchange rate on cash	10,016	40,114	(9,094)
Net increase in cash and cash equivalents	26,229	22,915	31,711
Cash and cash equivalents, beginning of year	94,287	71,372	39,661
Cash and cash equivalents, end of year	$120,516	$94,287	$71,372
Supplemental disclosure of cash flow information:
Cash paid for interest	$79,825	$67,987	$49,777
Cash paid for income taxes	144,341	78,754	86,255
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

1. General and Summary of Significant Accounting Policies:
Nature of operations: As used herein, the terms "PRA Group," the "Company," or similar terms refer to PRA Group, Inc. and its subsidiaries.
PRA Group, Inc., a Delaware corporation, and its subsidiaries, is a global financial and business services company with operations in the Americas and Europe. The Company's primary business is the purchase, collection and management of portfolios of nonperforming loans. The Company also provides the following fee-based services: class action claims recovery services and purchases; servicing of consumer bankruptcy accounts in the United States ("U.S."); and, to a lesser extent, contingent collections of nonperforming loans in Europe and South America. As discussed in Note 17, the Company sold its government services businesses in January 2017 and its vehicle location, skip tracing and collateral recovery business in June 2017.
Recent acquisitions: On April 26, 2016, the Company completed its public tender offer to purchase 100% of the shares of DTP S.A . ("DTP"), a Polish-based debt collection company, for approximately $44.9 million. The Company's consolidated income statements and statements of comprehensive income, equity and cash flows include the results of operations of DTP for the period from April 26, 2016 through December 31, 2017.
On August 3, 2015, the Company acquired 55% of the equity interest in RCB Investimentos S.A. ("RCB"). The remaining 45% of the equity interest in RCB is owned by the executive team and previous owners of RCB. RCB is a leading master servicing platform for nonperforming loans in Brazil. The Company's investment for the 55% ownership of RCB was approximately $55.2 million. As part of the investment and call option agreements, the Company has the right to purchase the remaining 45% of RCB at certain multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), beginning on August 3, 2019 and lasting for two years. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, "Consolidation," the Company has consolidated all financial statement accounts of RCB in its consolidated balance sheets and its consolidated income statements. The consolidated income statements for the years ended December 31, 2017, 2016 and 2015, include the results of operations of RCB from August 3, 2015 through December 31, 2017. The noncontrolling interest amount is included as a separate component of equity and represents the 45% interest not controlled by the Company. In addition, net income attributable to the noncontrolling interest is stated separately in the consolidated income statements for the years ended December 31, 2017, 2016 and 2015.
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
Foreign currency: Assets and liabilities have been translated to the reporting currency using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive income/(loss) in the accompanying consolidated statements of changes in equity.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Revenues and long-lived assets by geographical location: Revenue for the years ended December 31, 2017, 2016 and 2015, and long-lived assets held at December 31, 2017 and 2016, by geographical location (amounts in thousands) were:

	Years Ended December 31,			As of December 31,
	2017	2016	2015	2017	2016
	Revenues			Long-Lived Assets
United States	$553,957	$584,816	$722,393	$41,850	$29,598
United Kingdom	81,598	76,301	73,669	2,445	3,417
Others (1)	178,019	169,463	145,956	5,016	5,729
Total	$813,574	$830,580	$942,018	$49,311	$38,744
(1) None of the countries included in "Others" comprise greater than ten percent of the Company's consolidated revenues or long-lived assets.
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment. The Company reports revenues earned from its debt purchasing and collection activities and its fee-based services. It is impracticable for the Company to report further breakdowns of revenues from external customers by product or service.
Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are funds held on the behalf of others arising from the collection of accounts placed with the Company. The balance of the funds held on behalf of others was $0.2 million and $3.8 million at December 31, 2017 and 2016, respectively; there is an offsetting liability that is included in "Other liabilities" on the accompanying consolidated balance sheets.
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
The agreements to purchase the aforementioned receivables include general representations and warranties from the sellers covering account holder death or bankruptcy and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days. Any funds received from the seller as a return of purchase price are referred to as buybacks. Buyback funds are applied against the finance receivable balance received and are not included in the Company's cash collections from operations. In some cases, the seller will replace the returned accounts with new accounts in lieu of returning the purchase price. In that case, the old account is removed from the pool and the new account is added.
Fee income recognition: The Company utilizes the provisions of Topic 13A1 of Staff Accounting Bulletin ("SAB") No. 104, “Revenue Recognition” ("Topic 13A1") to account for fee income revenue from its class action claims recovery services. Topic 13A1 requires an analysis to be completed to determine if persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
Convertible senior notes: The Company accounts for its 3.00% Convertible Senior Notes due 2020 (the "2020 Notes") and its 3.50% Converitible Notes due 2023 (the "2023 Notes" and, together with the 2020 Notes, the "Notes") in accordance with ASC 470-20, "Debt with Conversion and Other Options" ("ASC 470-20"). ASC 470-20 requires that, for convertible debt instruments that must be settled fully or partially in cash upon conversion, issuers must separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component, using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification under ASC 815-40, "Derivatives and Hedging - Contracts in Entity's Own Equity." Transaction costs incurred with third parties are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.
For diluted earnings per share purposes, based upon the Company's intent and ability to settle conversions of the Notes through a combination of cash and shares, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72 for the 2020 Notes or $46.24 for the 2023 Notes, neither of which occurred during the respective periods from when the Notes were issued through December 31, 2017.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
For tax purposes, the Company utilized the cost recovery method of accounting for its finance receivable income through December 31, 2016. Under the cost recovery method, collections on finance receivables are applied first to principal to reduce the finance receivables balance to zero before taxable income is recognized. Beginning with the 2017 tax year, the Company utilizes a new tax accounting method to recognize net finance receivables income. Under the new method, a portion of the annual collections amortize principal and the remaining portion is taxable income. The deferred tax liability related to the difference in timing between the new method and the cost recovery method will be incorporated evenly into the Company’s tax filings over four years. For additional information, see Note 13.
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
Share-based compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 "Compensation-Stock Compensation" ("ASC 718"). ASC 718 requires that compensation expense associated with share equity awards be recognized in the income statement. Based on historical experience, the Company estimates a forfeiture rate for most equity share grants. Time-based equity share awards generally vest between one and three years from the grant date and are expensed on a straight-line basis over the vesting period. Equity share awards that contain a performance metric, are expensed over the requisite service period, generally three years, in accordance with the performance level achieved at each reporting period. See Note 9 for additional information.
Derivatives: The Company follows the guidance of ASC Topic 815 "Derivatives and Hedging" ("ASC 815") to account for its derivatives and records derivative financial instruments at fair value on its consolidated balance sheets. The Company's derivative instruments are not designated as hedging instruments under ASC 815. Therefore, both the realized gain or loss and the change in fair value of the instrument are recorded as interest expense in the Company's consolidated financial statements.
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
Commitments and contingencies: The Company is subject to various claims and contingencies related to lawsuits, certain taxes, and commitments under contractual and other obligations. The Company recognizes liabilities for contingencies and commitments when a loss is probable and estimable. The Company expenses related legal costs as incurred. For additional information, see Note 14.
Estimated fair value of financial instruments: The Company applies the provisions of ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC 820"). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also requires the consideration of differing levels of inputs in the determination of fair values. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. See Note 8 for additional information.

PRA Group, Inc.
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
In January 2016, FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), which provides new guidance on the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted only for certain provisions. The Company believes ASU 2016-01 will not have a material impact on its financial statements upon adoption in the first quarter of 2018.
In February 2016, FASB issued ASU 2016-02, "Leases (Topic 842) Section A - Leases: Amendments to the FASB Account Standards Codification" ("ASU 2016-02"). ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. It is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements. The Company currently discloses approximately $51.4 million in operating lease obligations in its lease commitments footnote (Note 4) and will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. The Company does not plan to adopt the standard early.
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
In March 2016, FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The guidance eliminates additional paid in capital ("APIC") pools and requires companies to recognize all excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled. The standard also requires excess tax benefits to be presented as an operating activity on the statement of cash flows rather than as a financing activity. An entity may elect to apply the change in presentation in the statement of cash flows either prospectively or retrospectively to all periods presented. The guidance also requires an employer to classify as a financing activity in its statement of cash flows the cash paid to a tax authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation using a retrospective approach. Further, the amendments allow an entity to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company adopted ASU 2016-09 in the first quarter of 2017, which increased its provision for income taxes by $2.1 million during the year ended December 31, 2017, as a result of the recognition of all excess tax benefits and tax deficiencies in its income statement. The Company applied the change in presentation to the statement of cash flows retrospectively for all periods presented after adoption date. The Company also elected to use an estimated forfeiture rate, based on historical data, to record its share-based compensation expense, which is consistent with its previous accounting treatment with respect to forfeitures. None of the other provisions of ASU 2016-09 had a material impact on its consolidated financial statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13"). ASU 2016-13 requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. ASU 2016-13 supersedes ASC Topic 310-30, which the Company currently follows to account for revenue on its finance receivables. Topic 310-30 provides an integrated model for revenue recognition and impairment loss at an aggregated pool level. Under ASU 2016-13, changes in credit loss are required to be evaluated at a pool level by combining accounts of similar credit and risk characteristics. ASU 2016-13 does not permit pooling for income recognition for purchased credit deteriorated assets. In addition, ASU 2016-13 requires an allowance to be recorded upon acquisition of a purchased credit deteriorated ("PCD") asset. For PCD assets, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Accordingly, ASU 2016-13 could have a significant impact on how the Company measures and records net revenue on its finance receivables. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-13 on its consolidated financial statements.
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
In January 2017, FASB issued ASU-2017-01, "Business Combinations - Clarifying the Definition of a Business (Topic 805)" ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is expected to reduce the number of transactions that need to be further evaluated as businesses. The guidance applies to transactions that occur on or after an entity’s adoption date, the earliest of which is January 1, 2017. The Company did not complete a business combination in 2017.
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
2. Finance Receivables, net:
Changes in finance receivables, net, for the years ended December 31, 2017 and 2016, were as follows (amounts in thousands):

	2017	2016
Balance at beginning of year	$2,307,969	$2,202,113
Acquisitions of finance receivables (1)	1,084,418	938,273
Cash collections applied to principal and net allowance charges	(731,802)	(746,867)
Foreign currency translation adjustment	111,336	(85,550)
Balance at end of year	$2,771,921	$2,307,969
(1) Acquisitions of finance receivables are net of buybacks and include certain capitalized acquisition related costs. They also include the acquisition date finance receivable portfolios that are acquired in connection with certain business acquisitions.
During the year ended December 31, 2017, the Company purchased finance receivable portfolios with a face value of $7.5 billion for $1.1 billion. During the year ended December 31, 2016, the Company purchased finance receivable portfolios with a face value of $10.5 billion for $0.9 billion. At December 31, 2017, the estimated remaining collections ("ERC") on the receivables purchased during the years ended December 31, 2017 and 2016 were $1.6 billion and $1.2 billion, respectively. At December 31, 2017 and 2016, the total ERC was $5.70 billion and $5.05 billion, respectively.
At the time of acquisition and each quarter thereafter, the life of each pool is estimated based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, cash collections expected to be applied to principal are estimated to be as follows for the years ending December 31, (amounts in thousands):

2018	$809,115
2019	623,030
2020	491,880
2021	388,344
2022	223,179
2023	114,431
2024	54,703
2025	31,287
2026	20,814
2027	11,799
Thereafter	3,339
Total ERC expected to be applied to principal	$2,771,921
At December 31, 2017 and 2016, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $166.6 million and $105.5 million, respectively.
Accretable yield represents the amount of income on finance receivables the Company can expect to recognize over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios purchased during the period, to be earned by the Company based on its proprietary analytical models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the increase in the

PRA Group, Inc.
Notes to Consolidated Financial Statements

Company's estimate of future cash flows. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the decrease in the Company's estimates of future cash flows and allowance charges that together exceed the increase in the Company's estimate of future cash flows.
Changes in accretable yield for the years ended December 31, 2017 and 2016 were as follows (amounts in thousands):

	2017	2016
Balance at beginning of year	$2,740,006	$2,727,204
Income recognized on finance receivables, net	(780,803)	(745,119)
Additions from portfolio purchases	702,914	720,638
Reclassifications from nonaccretable difference	149,512	41,056
Foreign currency translation adjustment	120,515	(3,773)
Balance at end of year	$2,932,144	$2,740,006
The following is a summary of activity within the Company's valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	2017	2016	2015
Beginning balance	$211,465	$114,861	$86,166
Allowance charges	13,826	100,202	31,974
Reversal of previous recorded allowance charges	(1,928)	(1,723)	(2,605)
Net allowance charges	11,898	98,479	29,369
Foreign currency translation adjustment	2,192	(1,875)	(674)
Ending balance	$225,555	$211,465	$114,861
3. Investments:
Investments consisted of the following at December 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Available-for-sale
Government bonds and mutual funds	$6,838	$2,138
Held-to-maturity
Securitized assets	57,204	51,407
Other investments
Private equity funds	14,248	14,998
Total investments	$78,290	$68,543
Available-for-Sale
Government bonds and mutual funds: The Company's investments in government bonds and mutual funds are classified as available-for-sale and are stated at fair value. Fair value is determined using quoted market prices. Unrealized gains and losses are included in comprehensive income and reported in equity.
Held-to-Maturity
Investments in securitized assets: The Company holds a majority interest in a closed-end Polish investment fund. The investment, which provides a preferred return based on the expected net income of the portfolios, is accounted for as a beneficial interest in securitized financial assets and stated at amortized cost. The Company has determined it has the ability and intent to hold these certificates until maturity, which occurs when the fund terminates or liquidates its assets. The preferred return is not a guaranteed return. Income is recognized under FASB ASC Topic 325-40, "Beneficial Interest in Securitized Financial Assets" ("ASC 325-40"). Prior to April 1, 2017, income was recognized using the effective yield method. Effective April 1, 2017, the Company determined that it could not reasonably forecast the timing of future cash flows and accordingly began using the cost recovery method to recognize income. The unrealized loss on this investment in securitized assets was caused by a change in

PRA Group, Inc.
Notes to Consolidated Financial Statements

the timing of the estimated cash flows. Total expected cash flows expected on this investment did not change. Therefore, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2017.
The underlying securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments. Accordingly, it is difficult to accurately predict the final maturity date of these investments. Revenues recognized on these investments are recorded in the Other Revenue line item in the income statement and was $1.3 million for the year ended December 31, 2017 compared to $6.1 million for the year ended December 31, 2016.
Other Investments
Investments in private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 3% interest and are carried at cost. Income is recognized in Other Revenue in the consolidated income statements when distributions, up to reported income, are received from the partnerships. During the year ended December 31, 2017, one of the investments experienced an other-than-temporary impairment which resulted in an impairment charge of $1.7 million. The aggregate carrying amount of cost-method investments for which cost exceeded fair value but for which an impairment loss was not recognized was $14.2 million and $15.0 million at December 31, 2017 and December 31, 2016, respectively. The Company evaluates the investments based its our estimated allocable share of the expected remaining cash flows of the funds as reported by the investment manager. Distributions received from these investments were $5.2 million and $2.7 million for 2017 and 2016, respectively.
The amortized cost and estimated fair value of available-for sale and held-to-maturity investments at December 31, 2017 and 2016 were as follows (amounts in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds and mutual funds	$6,758	$102	$22	$6,838
Held-to-maturity
Securitized assets	57,204	—	14,249	42,955

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds and mutual funds	2,161	—	23	2,138
Held-to-maturity
Securitized assets	51,407	4,147	—	55,554
4. Operating Leases:
The Company leases office space and equipment under operating leases. Rental expense was $11.8 million, $12.3 million and $11.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Future minimum lease payments for operating leases at December 31, 2017, are as follows for the years ending December 31, (amounts in thousands):

2018	$11,837
2019	9,556
2020	8,316
2021	6,734
2022	5,418
Thereafter	9,580
Total future minimum lease payments	$51,441

PRA Group, Inc.
Notes to Consolidated Financial Statements

5. Goodwill and Intangible Assets, net:
In connection with the Company's previous business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets resulting from these acquisitions include client and customer relationships, non-compete agreements, trademarks and technology. The Company performs an annual review of goodwill as of October 1 or more frequently if indicators of impairment exist. The Company performed an annual review of goodwill as of October 1, 2017, and concluded that no goodwill impairment was necessary.
The following table represents the changes in goodwill for the years ended December 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Balance at beginning of period:
Goodwill	$506,308	$501,553
Accumulated impairment loss	(6,397)	(6,397)
	499,911	495,156
Changes:
Acquisitions	—	28,792
Foreign currency translation adjustment	26,602	5,646
Reclassifications to assets held for sale	—	(29,683)
Net change in goodwill	26,602	4,755

Balance at end of period:
Goodwill	526,513	506,308
Accumulated impairment loss	—	(6,397)
	$526,513	$499,911
The change in accumulated impairment loss during the year ended December 31, 2017, was related to the June 2017 sale of PRA Location Services, LLC ("PLS"), the goodwill of which was fully impaired during 2013.
The $28.8 million addition to goodwill during the year ended December 31, 2016, was mainly attributable to the acquisition of DTP S.A. ("DTP") and the acquisition of Recovery Management Systems Corporation ("RMSC"). The goodwill recognized from the DTP acquisition is not expected to be deductible for tax purposes, while the goodwill recognized from the RMSC acquisition is expected to be deductible for tax purposes.
Intangible assets, excluding goodwill, consisted of the following at December 31, 2017 and 2016 (amounts in thousands):

	2017		2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Client and customer relationships	$30,397	$10,752	$35,936	$13,455
Non-compete agreements	1,388	1,118	1,412	667
Trademarks	3,285	1,479	3,315	988
Technology	3,240	1,389	3,102	720
Total	$38,310	$14,738	$43,765	$15,830
The Company amortizes the intangible assets over the estimated useful lives. Total amortization expense for the years ended December 31, 2017, 2016 and 2015 was $4.3 million, $6.2 million and $3.7 million, respectively. The Company reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and the carrying amount exceeds its fair value.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The future amortization of intangible assets is estimated to be as follows as of December 31, 2017 for the following years ending December 31, (amounts in thousands):

2018	$4,599
2019	4,330
2020	3,661
2021	2,672
2022	2,075
Thereafter	6,235
Total	$23,572
6. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	December 31, 2017	December 31, 2016
North American revolving credit	$373,206	$695,088
Term loans	764,830	430,764
European revolving credit	476,609	401,780
Convertible senior notes	632,500	287,500
	2,247,145	1,815,132
Less: Debt discount and issuance costs	(76,963)	(31,031)
Total	$2,170,182	$1,784,101
The following principal payments are due on the Company's borrowings at December 31, 2017 for the years ending December 31, (amounts in thousands):

2018	$10,000
2019	10,000
2020	297,500
2021	806,439
2022	778,206
Thereafter	345,000
Total	$2,247,145
Following the receipt of the covenant waiver during the fourth quarter of 2017 as discussed in the European Revolving Credit Facility and Term Loan section below, the Company believes it was in compliance with the covenants of its financing arrangements as of December 31, 2017 and 2016.
North American Revolving Credit and Term Loan
On May 5, 2017, the Company amended and restated its existing credit agreement (as amended, and modified from time to time, the “North American Credit Agreement”) with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian administrative agent, and a syndicate of lenders named therein. The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.2 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $445.0 million term loan, (ii) a $705.0 million domestic revolving credit facility and (iii) a $50.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $45.0 million in additional commitments (at the option of the lender) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sublimit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the North American Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the North American Credit Agreement) plus 0.50%, (b) Bank of America's prime rate or (c) the one month Eurodollar rate plus 1.00%. Canadian Prime Rate Loans bear interest at a rate per annum equal to the Canadian Prime Rate plus 1.50%. The loans under the

PRA Group, Inc.
Notes to Consolidated Financial Statements

North American Credit Agreement mature as of May 5, 2022. As of December 31, 2017, the unused portion of the North American Credit Agreement was $381.8 million. Considering borrowing base restrictions, as of December 31, 2017, the amount available to be drawn was $353.1 million.
The North American Credit Agreement is secured by a first priority lien on substantially all of the Company's assets. The North American Credit Agreement contains restrictive covenants and events of default, which are defined in the agreement, including the following:

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

•	the consolidated total leverage ratio cannot exceed 2.75 to 1.0 as of the end of any fiscal quarter;

•	the consolidated senior secured leverage ratio cannot exceed 2.25 to 1.0 as of the end of any fiscal quarter;

•	subject to no default or event of default, cash dividends and distributions during any fiscal year cannot exceed $20.0 million;

•	subject to no default or event of default, stock repurchases during any fiscal year cannot exceed $100.0 million plus 50% of the prior year's net income;

•	permitted acquisitions during any fiscal year cannot exceed $250.0 million (with a $50.0 million per year sublimit for permitted acquisitions by non-loan parties);

•	indebtedness in the form of senior, unsecured convertible notes or other unsecured financings cannot exceed $750.0 million in the aggregate (without respect to the 2020 Notes);

•	the Company must maintain positive consolidated income from operations during any fiscal quarter; and

•	restrictions on changes in control.
The revolving credit facility also bears an unused line fee of 0.375% per annum, payable quarterly in arrears.
Information on the outstanding balances and weighted average interest rates by type of borrowing under the credit facility as of the dates indicated (dollar amounts in thousands):

	December 31, 2017		December 31, 2016
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Term loan	$445,000	4.07%	$150,000	3.27%
Revolving facility	373,206	4.05	695,088	3.28
European Revolving Credit Facility and Term Loan
On October 23, 2014, the Company entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (such agreement as later amended or modified, the "European Credit Agreement"). Under the terms of the European Credit Agreement, the credit facility includes an aggregate amount of approximately $1.2 billion (subject to the borrowing base), of which 267.0 million EURO (approximately $319.8 million) is a term loan, accrues interest at the Interbank Offered Rate ("IBOR") plus 2.80%-3.90% under the revolving facility and 4.25%-4.50% under the term loan facility (as determined by the loan-to-value ratio ("LTV Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.26% per annum, of 35% of the margin, is payable monthly in arrears, and matures on February 19, 2021. The European Credit Agreement includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears, and also matures February 19, 2021. As of December 31, 2017, the unused portion of the European Credit Agreement (including the overdraft facility) was $463.4 million. Considering borrowing base restrictions and other covenants, as of December 31, 2017, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $157.0 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

•	PRA Europe's cash collections must exceed 95% of Europe's ERC for the same set of portfolios, measured on a quarterly basis.
During the fourth quarter of 2017, the Company was in a position to purchase a portfolio that would have violated the Approved Loan Portfolio covenant in its European Credit Agreement. Accordingly, the Company requested and was granted a waiver by the lenders prior to purchasing the portfolio. Subsequently, in the first quarter of 2018, the Company entered into the Fourth Amendment and Restatement Agreement (the "Fourth Amendment") to its European Credit Agreement which, among other things, expanded the scope of loan portfolios that constitute Approved Loan Portfolios (as defined in the Fourth Amendment). Additionally, other changes to the European Credit Agreement resulting from the Fourth Amendment include: reduced all applicable margins for the interest payable under the multicurrency revolving credit facility by 15 basis points; reduced all applicable margins for the interest payable under the term loan facility by 50 basis points, subject to the lenders’ right to increase the applicable margin by up to 50 basis points if one or more of the lenders elects to syndicate and/or transfer its commitment under the term loan in accordance with the terms of the Fourth Amendment; reduced the maximum permitted amount of interest bearing deposits in AK Nordic AB from SEK 1,500,000,000 to SEK 1,200,000,000; and revised the definitions of ERC and LTV Ratio.
Information on the outstanding balances and weighted average interest rates by type of borrowing under the European Credit Agreement as the dates indicated (dollar amounts in thousands):

	December 31, 2017		December 31, 2016
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Term loan	$319,830	4.25%	$280,764	4.25%
Revolving facility	476,609	5.01	401,780	5.34
Convertible Senior Notes due 2020
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of its 2020 Notes. The 2020 Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "2013 Indenture"), between the Company and Regions Bank, as successor trustee. The 2013 Indenture contains customary terms and covenants, including certain events of default after which the 2020 Notes may be due and payable immediately. The 2020 Notes are senior unsecured obligations of the Company. Interest on the 2020 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. Prior to February 1, 2020, the 2020 Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the 2020 Notes will be convertible at any time. The Company does not have the right to redeem the 2020 Notes prior to maturity. As of December 31, 2017 and December 31, 2016, none of the conditions allowing holders of the 2020 Notes to convert their notes had occurred.
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
Convertible Senior Notes due 2023
On May 26, 2017, the Company completed the private offering of $345.0 million in aggregate principal amount of its 2023 Notes. The 2023 Notes were issued pursuant to an Indenture, dated May 26, 2017 (the "2017 Indenture"), between the Company and Regions Bank, as trustee. The 2017 Indenture contains customary terms and covenants, including certain events of default after which the 2023 Notes may be due and payable immediately. The 2023 Notes are senior unsecured obligations of the Company. Interest on the 2023 Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year, beginning on December 1,

PRA Group, Inc.
Notes to Consolidated Financial Statements

2017. Prior to March 1, 2023, the 2023 Notes will be convertible only upon the occurrence of specified events. On or after March 1, 2023, the 2023 Notes will be convertible at any time. The Company has the right, at its election, to redeem all or any part of the outstanding notes at any time on or after June 1, 2021 for cash, but only if the last reported sale price (as defined in the 2017 Indenture) exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on and including the trading day immediately before the date the Company sends the related redemption notice. As of December 31, 2017, none of the conditions allowing holders of the 2023 Notes to convert their notes had occurred.
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
The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	December 31, 2017	December 31, 2016
Liability component - principal amount	$632,500	$287,500
Unamortized debt discount	(55,537)	(17,930)
Liability component - net carrying amount	$576,963	$269,570
Equity component	$76,216	$31,306
The debt discount is being amortized into interest expense over the remaining life of the 2020 Notes and the 2023 Notes using the effective interest rate, which is 4.92% and 6.20%, respectively.
Interest expense related to the Notes was as follows for the years ended December 31, 2017 , 2016 and 2015 (amounts in thousands):

	2017	2016	2015
Interest expense - stated coupon rate	$15,870	$8,625	$8,625
Interest expense - amortization of debt discount	8,583	4,472	4,260
Total interest expense - convertible senior notes	$24,453	$13,097	$12,885
Interest Expense, Net
The Company incurs interest expense on its borrowings, interest-bearing deposits, and interest rate swap agreements. The Company earns interest income on certain of its cash and cash equivalents and its interest rate swap agreements. Interest expense, net, was as follows for the years ended December 31, 2017, 2016, and 2015 (amounts in thousands):

	2017	2016	2015
Interest expense	$103,653	$85,911	$62,411
Interest (income)	(5,612)	(5,047)	(2,075)
Interest expense, net	$98,041	$80,864	$60,336

PRA Group, Inc.
Notes to Consolidated Financial Statements

7. Property and Equipment, net:
Property and equipment, at cost, consisted of the following as of December 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Software	$51,065	$53,793
Computer equipment	19,260	19,594
Furniture and fixtures	15,560	13,607
Equipment	9,643	12,065
Leasehold improvements	14,778	13,644
Building and improvements	7,409	7,323
Land	1,296	1,296
Accumulated depreciation and amortization	(80,967)	(82,578)
Assets in process	11,267	—
Property and equipment, net	$49,311	$38,744
Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2017, 2016 and 2015 was $15.4 million, $18.2 million and $16.2 million, respectively.
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
Financial Instruments Not Required To Be Carried at Fair Value
In accordance with the disclosure requirements of ASC Topic 825, "Financial Instruments" ("ASC 825"), the table below summarizes fair value estimates for the Company's financial instruments that are not required to be carried at fair value. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company. The carrying amounts in the table are recorded in the consolidated balance sheets at December 31, 2017 and December 31, 2016 (amounts in thousands):

PRA Group, Inc.
Notes to Consolidated Financial Statements

	December 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$120,516	$120,516	$94,287	$94,287
Held-to-maturity investments	57,204	42,955	51,407	55,554
Other investments	14,248	8,820	14,998	12,573
Finance receivables, net	2,771,921	3,060,907	2,307,969	2,708,582
Financial liabilities:
Interest-bearing deposits	98,580	98,580	76,113	76,113
Revolving lines of credit	849,815	849,815	1,096,868	1,096,868
Term loans	764,830	764,830	430,764	430,764
Convertible senior notes	576,963	620,079	269,570	270,825
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
Other investments: This class of investments consists of private equity funds that invest primarily in loans and securities including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe, and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The fair value of the Company's interest is valued by the fund managers; accordingly, the Company estimates the fair value of these investments using Level 3 inputs. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over 1 to 6 years.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at December 31, 2017 and 2016 (amounts in thousands):

	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments	$6,838	$—	$—	$6,838
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	1,108	—	1,108

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments	$2,138	$—	$—	$2,138
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	2,825	—	2,825
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
Total share-based compensation expense was $8.7 million, $6.1 million and $16.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. With the adoption of ASU 2016-09 in the first quarter of 2017, the Company now recognizes all excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled. Prior to 2017, tax benefits resulting from tax deductions in excess of share-based compensation expense (windfall tax benefits) recognized under the provisions of ASC 718 were credited to additional paid-in capital. Realized tax shortfalls, if any, were first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $3.2 million, $2.7 million and $8.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Nonvested Shares
As of December 31, 2017, total future compensation expense related to grants of nonvested share grants to employees and directors (not including nonvested shares granted under the Long-Term Incentive ("LTI") program), is estimated to be $5.4 million with a weighted average remaining life for all nonvested shares of 1.2 years. Grants made to key employees and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group. With the exception of the grants made pursuant to the LTI program and a few employee and director grants, the nonvested shares vest ratably generally over one to three years and are expensed over their vesting period.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following summarizes all nonvested share transactions, excluding those related to the LTI program, from December 31, 2014 through December 31, 2017 (amounts in thousands, except per share amounts):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2014	339	$47.34
Granted	100	53.29
Vested	(151)	42.15
Canceled	(4)	47.49
December 31, 2015	284	52.20
Granted	196	28.43
Vested	(117)	48.78
Canceled	(60)	51.71
December 31, 2016	303	38.19
Granted	195	33.70
Vested	(173)	37.49
Canceled	(27)	43.05
December 31, 2017	298	$35.25
The total grant date fair value of shares vested, excluding those granted under the LTI program, during the years ended December 31, 2017, 2016 and 2015, was $6.5 million, $5.7 million and $6.4 million, respectively.
Long-Term Incentive Program
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance-based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company.
The following table summarizes all LTI share transactions from December 31, 2014 through December 31, 2017 (amounts in thousands, except per share amounts):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2014	488	$30.52
Granted at target level	132	52.47
Adjustments for actual performance	122	34.59
Vested	(252)	20.21
Canceled	(7)	40.05
December 31, 2015	483	42.80
Granted at target level	240	28.98
Adjustments for actual performance	(67)	34.59
Vested	(176)	34.59
Canceled	(55)	43.68
December 31, 2016	425	39.57
Granted at target level	192	33.50
Adjustments for actual performance	5	60.00
Vested	(51)	40.80
Canceled	(99)	20.91
December 31, 2017	472	$41.06
The total grant date fair value of LTI shares vested during the years ended December 31, 2017, 2016 and 2015, was $2.1 million, $6.1 million and $5.1 million, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

At December 31, 2017, total future compensation expense, assuming the current estimated performance levels are achieved, related to nonvested shares granted under the LTI program is estimated to be approximately $2.9 million. The Company assumed a 15.0% forfeiture rate for these grants and the remaining shares have a weighted average life of 1.4 years at December 31, 2017.
10. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted EPS calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72 for the 2020 Notes or $46.24 for the 2023 Notes, neither of which occurred during the respective periods from which the Notes were issued through December 31, 2017. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands, except per share amounts):

	2017			2016			2015
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$162,265	45,671	$3.55	$85,097	46,316	$1.84	$167,926	48,128	$3.49
Dilutive effect of nonvested share awards		152	(0.01)		72	(0.01)		277	(0.02)
Diluted EPS	$162,265	45,823	$3.54	$85,097	46,388	$1.83	$167,926	48,405	$3.47
There were no antidilutive options outstanding as of December 31, 2017, 2016 and 2015.
11. Derivatives:
Based on the guidance of ASC Topic 815 "Derivatives and Hedging" ("ASC 815"), the Company records derivative financial instruments at fair value on its consolidated balance sheets.
The Company's derivative instruments are not designated as hedging instruments under ASC 815. Therefore, both the realized gain or loss and the change in fair value of the instrument are recorded as interest expense in the Company's consolidated financial statements. During the years ended December 31, 2017, 2016 and 2015, the Company recorded $0.5 million, $2.8 million and $4.9 million respectively, in interest expense related to its interest rate swaps in its consolidated income statements.
The financing of portfolio investments is generally drawn in the same currencies as the underlying expected future cash flow from the portfolios. The interest rate risk related to the loans is reduced through the use of a combination of interest rate swaps in the European Union euro, Great British pound, Norwegian kroner, Swedish kroner, and Polish zloty. At December 31, 2017 and 2016, approximately 48% and 57%, respectively, of the net borrowings of PRA Europe was hedged, reducing the related interest rate risk.
The following table sets forth the fair value amounts of the derivative instruments not designated as hedging instruments as of December 31, 2017 and 2016 (amounts in thousands):

	2017		2016
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest rate swap contracts	$—	$1,108	$—	$2,825

PRA Group, Inc.
Notes to Consolidated Financial Statements

12. Stockholders' Equity:
On October 22, 2015, the Company's board of directors authorized a share repurchase program to purchase up to $125.0 million of the Company's outstanding shares of common stock. During the year ended December 31, 2017, the Company purchased 1,311,200 shares of its common stock under the plan at an average price of $34.25 per share which concluded the plan. No shares were purchased during the year ended December 31, 2016. During the year ended December 31, 2015, the Company purchased 2,072,721 shares of its common stock under the plan at an average price of $38.60 per share.
13. Income Taxes:
The income tax expense/(benefit) recognized for the years ended December 31, 2017, 2016 and 2015 is comprised of the following (amounts in thousands):

	Federal	State	Foreign	Total
For the year ended December 31, 2017:
Current tax expense	$77,656	$16,543	$25,087	$119,286
Deferred tax (benefit)	(112,118)	(2,051)	(16,653)	(130,822)
Total income tax expense/(benefit)	$(34,462)	$14,492	$8,434	$(11,536)
For the year ended December 31, 2016:
Current tax expense	$38,986	$5,037	$20,868	$64,891
Deferred tax expense/(benefit)	(7,350)	575	(14,925)	(21,700)
Total income tax expense	$31,636	$5,612	$5,943	$43,191
For the year ended December 31, 2015:
Current tax expense	$62,869	$9,399	$25,692	$97,960
Deferred tax expense/(benefit)	2,887	(600)	(10,856)	(8,569)
Total income tax expense	$65,756	$8,799	$14,836	$89,391
On December 22, 2017, the United States government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to the following provisions which are most relevant the Company, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations referred to as Global Intangible Low-Taxed Income (“GILTI”); (5) creating the base erosion anti-abuse tax, a new minimum tax; (6) creating a new limitation on deductible interest expense; and (7) increased limitations on the deductibility of executive compensation.
The Company has not completed its accounting for the income tax effects of the Tax Act.  Where the Company has been able to make reasonable estimates of the effects for which its analysis is not yet complete, the Company has recorded provisional amounts in accordance with SEC Staff Accounting Bulletin No. 118.  Where the Company  has not yet been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the Tax Act.
The Company’s accounting for the following elements of the Tax Act is incomplete.  However, the Company was able to make reasonable estimates of certain effects and, therefore, has recorded provisional amounts as follows:

•
Revaluation of deferred tax assets and liabilities:  The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017.  In addition, the Tax Act makes certain changes to the depreciation rules and implements new limits on the deductibility of certain executive compensation.  The Company has evaluated these changes and has recorded a provisional decrease to net deferred tax liabilities of $73.8 million with a corresponding increase to deferred tax benefit.  The Company is still completing its calculation of the impact of these changes in its deferred tax balances.

•
Transition Tax on unrepatriated foreign earnings:  The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of the Company’s foreign subsidiaries.  To determine the amount of the Transition Tax, the Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income tax paid on such earnings.  The Company was

PRA Group, Inc.
Notes to Consolidated Financial Statements

able to make a reasonable estimate of the Transition Tax and has provisionally recorded no Transition Tax expense.  The Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax to complete its calculation of E&P as well as the final determination of non-U.S. income taxes paid.
The Company’s accounting for the following elements of the Tax Act is incomplete, and it has not yet been able to make reasonable estimates of certain effects of these items.  Therefore, no provisional amounts were recorded.

•
GILTI:  The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder.  Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate the provision of the Tax Act and the application of ASC 740.  Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the Company’s measurement of its deferred taxes.  The Company has not yet completed its analysis of GILTI tax rules and is not yet able to reasonably estimate the effect of this provision of the Tax Act.  Therefore, the Company has not recorded any amounts related to potential GILTI tax in its financial statements and has not yet made a policy decision regarding whether to record deferred taxes on GILTI.

•
Indefinite reinvestment assertion:  Beginning in 2018, the Tax Act provides a 100% deduction for dividends received from ten percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period.  Although dividend income will now be exempt from U.S. federal tax in the hands of U.S. corporate shareholders, companies must still apply the guidance of ASC 740-30-25-28 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries.  While the Company has provisionally determined that it owes no Transition Tax on the untaxed E&P of the Company's foreign subsidiaries, the Company was unable to determine a reasonable estimate of the remaining tax liability, if any, under the Tax Act for its remaining outside basis differences or evaluate how the Tax Act will affect the Company’s existing accounting position to indefinitely reinvest unremitted foreign earnings.  Therefore, the Company has not included a provisional amount for this item in its financial statements for 2017.  The Company will record amounts as needed for this item beginning in the first reporting period during the measurement period in which the Company obtains necessary information and is able to prepare a reasonable estimate.

A reconciliation of the Company's expected tax expense at the statutory federal tax rate to actual tax expense/(benefit) for the years ended December 31, 2017, 2016 and 2015 is as follows (amounts in thousands):

	2017	2016	2015
Income tax expense at statutory federal rates	$55,139	$46,929	$90,133
State tax expense, net of federal tax benefit	9,072	3,696	5,719
Foreign rate difference	(4,681)	(7,839)	(9,495)
Federal rate change	(73,779)	—	—
Other	2,713	405	3,034
Total income tax (benefit)/expense	$(11,536)	$43,191	$89,391

PRA Group, Inc.
Notes to Consolidated Financial Statements

The Company recognized a net deferred tax liability of $113.7 million and $229.9 million as of December 31, 2017 and 2016, respectively. The components of the net deferred tax liability are as follows (amounts in thousands):

	2017	2016
Deferred tax assets:
Employee compensation	$5,190	$9,120
Net operating loss carryforward	42,332	48,298
Accrued liabilities	2,750	5,136
Interest	11,027	10,596
Finance receivable revenue recognition - international	27,835	8,274
Other	9,165	6,154
Total deferred tax asset	98,299	87,578
Deferred tax liabilities:
Depreciation expense	15,417	7,610
Intangible assets and goodwill	8,856	10,625
Convertible debt	14,645	6,955
Finance receivable revenue recognition - IRS settlement	117,026	—
Finance receivable revenue recognition - domestic	16,957	239,337
Other	—	893
Total deferred tax liability	172,901	265,420
Net deferred tax liability before valuation allowance	74,602	177,842
Valuation allowance	39,054	52,021
Net deferred tax liability	$113,656	$229,863
A valuation allowance for deferred tax assets is recognized and charged to earnings in the period such determination is made, if it is determined that it is more likely than not that the deferred tax asset will not be realized. If the Company subsequently realized deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. The determination for a valuation allowance is made on a jurisdiction by jurisdiction basis. At December 31, 2017 and 2016, the valuation allowance, relating mainly to net operating losses, capital losses and deferred interest expense in Norway, Brazil, UK and Luxembourg, was $39.1 million and $52.0 million, respectively. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
For tax purposes, the Company utilized the cost recovery method of accounting for its finance receivable income through December 31, 2016. Under the cost recovery method, collections on finance receivables are applied first to principal to reduce the finance receivables balance to zero before taxable income is recognized. The Internal Revenue Service ("IRS") examined the Company's 2005 through 2012 tax returns and asserted that tax revenue recognition using the cost recovery method did not clearly reflect taxable income and therefore issued Notices of Deficiency to the Company for tax years ended December 31, 2005 through 2012 (the "Notices"). In response to the Notices, the Company filed petitions in the U.S. Tax Court (the “Tax Court”) challenging the deficiencies and the Tax Court set the trial to begin on May 15, 2017. On May 10, 2017, the Company reached a settlement with the IRS in regards to the Notices. Under the settlement, both parties agreed that no amounts were due for years 2005 through 2012 and the Tax Court entered decisions to that effect on June 22, 2017. Also, under the settlement, the Company will utilize a new tax accounting method to recognize net finance receivables revenue effective with tax year 2017. Under the new method, a portion of the annual collections amortize principal and the remaining portion is taxable income. The Company will not be required to pay any interest or penalties related to the prior periods. The deferred tax liability related to the difference in timing between the new method and the cost recovery method will be incorporated evenly into the Company’s tax filings over four years.
ASC 740 requires the recognition of interest if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. The Company believes it has sufficient support for the technical merits of its positions and that it is more likely than not these positions will be sustained. Accordingly, the Company has not accrued for interest or penalties on any of its tax positions.
At December 31, 2017, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2013 and subsequent years.

PRA Group, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2017, the cumulative unremitted earnings of the Company's foreign subsidiaries are approximately $23.8 million. The Company intends for predominantly all foreign earnings to be indefinitely reinvested in its foreign operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these indefinitely reinvested earnings.
The Company's foreign subsidiaries had $3.3 million and $3.7 million of net operating loss carryforwards net of valuation allowances as of December 31, 2017 and 2016, respectively. Most of the net operating losses do not expire under local law and the remaining jurisdictions allow for a 7 to 20 year carryforward period.
14. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as potential discretionary bonuses that are based on the attainment of a combination of financial and management goals. As of December 31, 2017, estimated future compensation under these agreements was approximately $21.9 million. The agreements also contain confidentiality and non-compete provisions. Outside the U.S., employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $21.9 million total above.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at December 31, 2017 totaled approximately $51.4 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at December 31, 2017 was approximately $203.2 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at December 31, 2017, where the range of loss can be estimated, was not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities. The Company recorded $4.0 million in potential recoveries under the Company's insurance policies or third-party indemnities as of December 31, 2017.
The matters described below fall outside of the normal parameters of the Company's routine legal proceedings.
Multi-State Investigation
The Company previously received Civil Investigative Demands from multiple state Attorneys General offices broadly relating to its debt collection practices in the U.S. The Company, which has fully cooperated with the investigation, has discussed potential resolution of the investigation with this coalition of Attorneys General, which could include penalties, restitution and/or the adoption of new practices and controls in the conduct of the Company's business. In these discussions, the state Attorneys General offices have taken positions with which the Company disagrees. If the Company is unable to resolve its differences with this multi-state coalition, it is possible that individual state Attorneys General offices may file claims against the Company. The range of loss, if any, cannot be estimated at this time.
Internal Revenue Service Audit
The IRS examined the Company's 2005 through 2012 tax returns and asserted that tax revenue recognition using the cost recovery method for its finance receivable income did not clearly reflect taxable income and therefore issued Notices to the Company for tax years ended December 31, 2005 through 2012. In response to the Notices, the Company filed petitions in the Tax Court challenging the deficiencies and the Tax Court set the trial to begin on May 15, 2017. On May 10, 2017, the Company reached a settlement with the IRS in regards to the Notices. Under the settlement, both parties agreed that no amounts were due for years 2005 through 2012 and the Tax Court entered decisions to that effect on June 22, 2017. Also, under the settlement, the Company agreed to utilize a new tax accounting method to recognize net finance receivables revenue effective with tax year 2017. Under the new method, a portion of the annual collections will amortize principal and the remaining portion will be considered taxable income. The Company will not be required to pay any interest or penalties related to the prior periods. The deferred tax liability related to the difference in timing between the new method and the prior method will be incorporated evenly into the Company’s tax filings over four years.
Iris Pounds v. Portfolio Recovery Associates, LLC
On November 21, 2016, Iris Pounds filed suit against the Company in Durham County, North Carolina alleging violations of the North Carolina Prohibited Practices by Collection Agencies Act. The purported class consists of all individuals against whom the Company had obtained a judgment by default in North Carolina on or after October 1, 2009. The Company removed the matter to the United States District Court for the Middle District of North Carolina, and has filed a motion to dismiss. The range of loss, if any, cannot be estimated at this time due to the uncertainty surrounding liability, class certification and the interpretation of statutory damages.
15. Retirement Plans:
The Company sponsors defined contribution plans both in the U.S. and Europe. The U.S. plan is organized as a 401(k) plan under which all employees over eighteen years of age are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to IRS limitations, after completing six months of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee's salary. For the defined contribution plans in Europe, the Company pays contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. Total compensation expense related to the Company's contributions was $5.2 million, $5.1 million and $4.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
16. Redeemable Noncontrolling Interest:
With the acquisition of DTP in 2016, the Company acquired a 20% owned Polish securitization fund (the "Fund"). Under ASC 810-10, the Company has determined that it has control over this Fund and as such has fully consolidated the operations of the Fund. The noncontrolling shareholders have the right to redeem their ownership interests at the current net asset value subject to certain conditions. Redeemable noncontrolling interest presented in temporary equity on the consolidated balance sheets, represents the interest not owned by the Company and is stated at the greater of the original invested capital or redemption amount.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Net income attributable to the redeemable noncontrolling interest is stated separately in the Company's consolidated income statements. Additionally, the Company has guaranteed the noncontrolling shareholders a 5.1% per annum return on their investment.  The Company recorded a liability for the guaranty in the amount of $1.0 million as of December 31, 2017.
17. Sale of Subsidiaries:
As part of the Company’s strategy to focus on its primary business of the purchase, collection and management of portfolios of nonperforming loans, the Company decided in the fourth quarter of 2016 to sell its government services businesses: PRA Government Services, LLC; MuniServices, LLC; and PRA Professional Services, LLC. On January 24, 2017, the Company completed the sale of its government services businesses for $91.5 million in cash plus additional consideration for certain balance sheet items. The impact of the transaction was reported in the first quarter of 2017. The gain on sale was approximately $46.8 million.
On June 30, 2017, the Company sold its vehicle location, skip tracing and collateral recovery business, PLS, for $4.5 million which resulted in a gain on sale of approximately $1.6 million.
The assets and liabilities of the businesses that were sold during the year ended December 31, 2017 consisted of the following (amounts in thousands):

2017
Other receivables, net	$8,277
Property and equipment, net	4,559
Goodwill	29,683
Intangible assets, net	1,711
Other assets	772
Total assets	$45,002

Accrued expenses	$3,123
Total liabilities	$3,123

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment under this framework, management has determined that, our internal control over financial reporting was effective as of December 31, 2017. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which is included herein.

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
PRA Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited PRA Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”) and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Norfolk, Virginia
February 27, 2018

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the sections labeled "Executive Officers," "Security Ownership of Certain Beneficial Owners and Management," "Our Board and Its Committees," "Corporate Governance," and "Report of the Audit Committee" in our definitive Proxy Statement for use in connection with the Company's 2018 Annual Meeting of Stockholders (the "Proxy Statement").
Item 11. Executive Compensation.
The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation Discussion and Analysis" and "Compensation Committee Report" in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.
The information required by Item 12 is incorporated herein by reference to the section labeled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is incorporated herein by reference to the sections labeled "Policies for Approval of Related Party Transactions" and "Director Independence" in the Proxy Statement.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 is incorporated herein by reference to the section labeled "Fees Paid to KPMG" in the Proxy Statement.
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

10.1*
Executive Chairman Agreement, dated February 23, 2017, by and between Steven D. Fredrickson and PRA Group, Inc. (Incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on May 10, 2017).

10.2*
Employment Agreement, dated February 23, 2017, by and between Kevin P. Stevenson and PRA Group, Inc. (Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on May 10, 2017).

10.3*
Form of Employment Agreement between PRA Group, Inc. and Certain Executives effective January 1, 2018 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on January 2, 2018).

10.4*
Employment Agreement, dated December 19, 2014, by and between Christopher Graves and PRA Group, Inc. (Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 000-50058) filed on January 5, 2015).

10.5*
Employment Agreement, dated June 21, 2016, by and between Peter M. Graham and PRA Group, Inc.(Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on June 22, 2016).

10.6*
Employment Agreement, dated December 19, 2014, by and between Michael J. Petit and PRA Group, Inc. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 000-50058) filed on January 5, 2015).

10.7*
Separation and Release Agreement, dated December 29, 2016, by and between Michael J. Petit and PRA Group, Inc. (Incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K (File No. 000-50058) filed on March 1, 2017).

10.8*	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on May 10, 2017).
10.9*	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on May 10, 2017).
10.10
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

10.11	First Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on August 6, 2013).
10.12	Second Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on March 20, 2014).
10.13	Third Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on June 6, 2014).
10.14	Fourth Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on June 3, 2015).
10.15	Fifth Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on August 10, 2015).

10.16
Amended and Restated Credit Agreement dated as of May 5, 2017 among PRA Group, Inc. as a borrower and a guarantor, PRA Group Canada, Inc., as a borrower, the domestic subsidiaries of PRA Group, Inc., as the guarantors, the Canadian subsidiaries of PRA Group Canada, Inc. party thereto from time to time, as Canadian guarantors, the lenders party thereto, Bank of America, N.A., as administrative Agent, swing line lender and an l/c issuer, Bank of America, N.A., acting through its Canada branch, as Canadian administrative agent, Capital One, N.A., Fifth Third Bank and Suntrust Bank, as co-syndication agents, DNB Capital LLC, ING Capital, the Bank of Tokyo Mitsubishi Ufj, Ltd. and Regions Bank, as co-senior managing agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Capital One, N.A., Fifth Third Bank and Suntrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on August 9, 2017).

10.17
Loan Modification Agreement and Seventh Amendment to the Credit Agreement dated as of December 19, 2012. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on March 30, 2016).

10.18	Multicurrency Revolving Credit Agreement dated as of October 23, 2014. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on October 29, 2014).
10.19
First Amendment and Restatement Agreement to the Multicurrency Revolving Credit Agreement dated as of October 23, 2014. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on June 16, 2015).

10.20
Second Amendment and Restatement Agreement to the Multicurrency Revolving Credit Agreement dated as of October 23, 2014. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on February 25, 2016).

10.21
Third Amendment and Restatement Agreement to the Multicurrency Revolving Credit Agreement, dated as of September 2, 2016, by and among PRA Group Europe Holding S.à r.l. and DNB Bank ASA. (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on November 8, 2016).

10.22
Lender Commitment Agreement dated as of August 21, 2013 by and among Portfolio Recovery Associates, Inc., and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on November 8, 2013).

10.23
Lender Joiner Agreement dated as of August 21, 2013, by and among Portfolio Recovery Associates, Inc., Bank of Hampton Roads, Heritage Bank, Union First Market and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on November 8, 2013).

10.24*	2013 Annual Bonus Plan (Incorporated by reference to the Proxy Statement on Schedule 14A (File No. 000-50058) filed on April 19, 2013).
10.25*	2013 Omnibus Incentive Plan (Incorporated by reference to the Proxy Statement on Schedule 14A (File No. 000-50058) filed on April 19, 2013).
10.26
Deed of Novation, Amendment and Restatement, dated May 5, 2014, by and between Geveran Trading Co. Ltd and Portfolio Recovery Associates, Inc., PRA Holding IV, LLC and Tekagel Invest 742 AS (Incorporated by reference to the to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on May 8, 2014).

10.27
Novated, Amended and Restated Sale and Purchase Agreement, dated May 5, 2014, for the Sale and Purchase of Aktiv Kapital AS (Incorporated by reference to the to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on May 8, 2014).

10.28
Purchase Agreement, dated May 22, 2017, by and among PRA Group, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as representatives of the several initial purchasers named therein (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on May 26, 2017).

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

PRA Group, Inc.
(Registrant)

February 27, 2018	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

February 27, 2018	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints Kevin P. Stevenson and Peter M. Graham, his true and lawful attorneys-in-fact, with full power of substitution and resubstitution for him and on his behalf, and in his name, place and stead, in any and all capacities to execute and sign any and all amendments or post-effective amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof and the registrant hereby confers like authority on its behalf.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 27, 2018	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

February 27, 2018	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

February 27, 2018	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Director

February 27, 2018	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Director

February 27, 2018	By:	/s/ Vikram A. Atal
Vikram A. Atal
Director

February 27, 2018	By:	/s/ Marjorie M. Connelly
Marjorie M. Connelly
Director

February 27, 2018	By:	/s/ John H. Fain
John H. Fain
Director

February 27, 2018	By:	/s/ Penelope W. Kyle
Penelope W. Kyle
Director

February 27, 2018	By:	/s/ James A. Nussle
James A. Nussle
Director

February 27, 2018	By:	/s/ Geir Olsen
Geir Olsen
Director

February 27, 2018	By:	/s/ Scott M. Tabakin
Scott M. Tabakin
Director

February 27, 2018	By:	/s/ Lance L. Weaver
Lance L. Weaver
Director