Form 10-Q
period 2018-03-31
PRA GROUP INC
filed 2018-05-10
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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
Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to h Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☑
The number of shares of the registrant's common stock outstanding as of May 4, 2018 was 45,275,197.

Part I. Financial Information
Item 1. Financial Statements

PRA Group, Inc.
Consolidated Balance Sheets
March 31, 2018 and December 31, 2017
(Amounts in thousands)

	(unaudited)
	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$101,418	$120,516
Investments	87,764	78,290
Finance receivables, net	2,767,131	2,771,921
Other receivables, net	14,308	15,770
Income taxes receivable	10,271	21,686
Net deferred tax asset	60,446	57,529
Property and equipment, net	53,788	49,311
Goodwill	544,293	526,513
Intangible assets, net	22,523	23,572
Other assets	37,639	32,656
Total assets	$3,699,581	$3,697,764
Liabilities and Equity
Liabilities:
Accounts payable	$2,330	$4,992
Accrued expenses	85,137	85,993
Income taxes payable	23,872	10,771
Net deferred tax liability	146,410	171,185
Interest-bearing deposits	90,769	98,580
Borrowings	2,150,873	2,170,182
Other liabilities	15,146	9,018
Total liabilities	2,514,537	2,550,721
Redeemable noncontrolling interest	9,697	9,534
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 45,275 shares issued and outstanding at March 31, 2018; 100,000 shares authorized, 45,189 shares issued and outstanding at December 31, 2017	453	452
Additional paid-in capital	54,271	53,870
Retained earnings	1,228,808	1,211,632
Accumulated other comprehensive loss	(155,687)	(178,607)
Total stockholders' equity - PRA Group, Inc.	1,127,845	1,087,347
Noncontrolling interest	47,502	50,162
Total equity	1,175,347	1,137,509
Total liabilities and equity	$3,699,581	$3,697,764
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the three months ended March 31, 2018 and 2017
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Income recognized on finance receivables, net	$217,699	$194,535
Fee income	5,327	9,858
Other revenue	157	2,165
Total revenues	223,183	206,558
Operating expenses:
Compensation and employee services	81,237	68,468
Legal collection expenses	32,912	31,728
Agency fees	8,278	10,800
Outside fees and services	14,158	13,285
Communication	11,557	9,137
Rent and occupancy	4,314	3,783
Depreciation and amortization	4,929	5,215
Other operating expenses	12,184	10,885
Total operating expenses	169,569	153,301
Income from operations	53,614	53,257
Other income and (expense):
Gain on sale of subsidiaries	—	46,845
Interest expense, net	(25,781)	(21,257)
Foreign exchange gain	1,293	2,179
Other	243	—
Income before income taxes	29,369	81,024
Provision for income taxes	6,137	31,409
Net income	23,232	49,615
Adjustment for net income attributable to noncontrolling interests	2,126	1,448
Net income attributable to PRA Group, Inc.	$21,106	$48,167
Net income per common share attributable to PRA Group, Inc.:
Basic	$0.47	$1.04
Diluted	$0.47	$1.03
Weighted average number of shares outstanding:
Basic	45,231	46,406
Diluted	45,370	46,627
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended March 31, 2018 and 2017
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$23,232	$49,615
Other comprehensive income:
Change in foreign currency translation	29,941	14,823
Total comprehensive income	53,173	64,438
Comprehensive income/(loss) attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	2,126	1,448
Change in foreign currency translation	7,021	(3,645)
Comprehensive income/(loss) attributable to noncontrolling interest	9,147	(2,197)
Comprehensive income attributable to PRA Group, Inc.	$44,026	$66,635
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statement of Changes in Equity
For the three months ended March 31, 2018
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2017	45,189	$452	$53,870	$1,211,632	$(178,607)	$50,162	$1,137,509
Cumulative effect of change in accounting principle - equity securities (1)	—	—	—	(3,930)	—	—	(3,930)
Balance at January 1, 2018	45,189	452	53,870	1,207,702	(178,607)	50,162	1,133,579
Components of comprehensive income:
Net income	—	—	—	21,106	—	2,126	23,232
Foreign currency translation adjustment	—	—	—	—	22,920	7,021	29,941
Distributions paid to noncontrolling interest	—	—	—	—	—	(11,807)	(11,807)
Vesting of restricted stock	86	1	(1)	—	—	—	—
Share-based compensation expense	—	—	2,415	—	—	—	2,415
Employee stock relinquished for payment of taxes	—	—	(2,013)	—	—	—	(2,013)
Balance at March 31, 2018	45,275	$453	$54,271	$1,228,808	$(155,687)	$47,502	$1,175,347
(1) Relates to the adoption of FASB ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). Refer to Note 3 for further detail.
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2018 and 2017
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$23,232	$49,615
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	2,415	2,199
Depreciation and amortization	4,929	5,215
Gain on sale of subsidiaries	—	(46,845)
Amortization of debt discount and issuance costs	5,430	3,083
Deferred tax (benefit)/expense	(10,138)	25
Net unrealized foreign currency transaction gain	(467)	(1,723)
Fair value in earnings for equity securities	(409)	—
Other	—	(1,359)
Changes in operating assets and liabilities:
Other assets	(5,787)	1,837
Other receivables, net	1,536	(4,744)
Accounts payable	(2,749)	648
Income taxes payable, net	9,984	27,708
Accrued expenses	(1,058)	(5,526)
Other liabilities	6,799	2,518
Net cash provided by operating activities	33,717	32,651
Cash flows from investing activities:
Purchases of property and equipment	(7,917)	(2,938)
Acquisition of finance receivables, net of buybacks	(165,913)	(226,092)
Collections applied to principal on finance receivables	208,881	185,295
Proceeds from sale of subsidiaries, net	—	89,077
Purchase of investments	(13,924)	(3,569)
Proceeds from sales and maturities of investments	96	2,907
Net cash provided by investing activities	21,223	44,680
Cash flows from financing activities:
Proceeds from lines of credit	101,015	153,353
Principal payments on lines of credit	(147,980)	(232,108)
Tax withholdings related to share-based payments	(2,013)	(2,320)
Distributions paid to noncontrolling interest	(12,464)	(710)
Principal payments on notes payable and long-term debt	(2,502)	(10,012)
Payments of origination costs and fees	(380)	—
Net (decrease)/increase in interest-bearing deposits	(6,314)	1,473
Net cash used in financing activities	(70,638)	(90,324)
Effect of exchange rate on cash	(3,400)	816
Net decrease in cash and cash equivalents	(19,098)	(12,177)
Cash and cash equivalents, beginning of period	120,516	94,287
Cash and cash equivalents, end of period	$101,418	$82,110
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,833	$20,257
Cash paid for income taxes	12,175	4,858
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
The following table shows the amount of revenue generated for the three months ended March 31, 2018 and 2017, respectively, and long-lived assets held at March 31, 2018 and 2017, respectively, both for the U.S., the Company's country of domicile, and outside of the U.S. (amounts in thousands):

	As of and for the		As of and for the
	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$154,627	$46,439	$143,928	$29,166
United Kingdom	24,919	2,225	18,428	3,083
Other (1)	43,637	5,124	44,202	5,775
Total	$223,183	$53,788	$206,558	$38,024
(1) None of the countries included in "Other" comprise greater than 10% of the Company's consolidated revenues or long-lived assets.
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment. The Company reports revenues earned from debt purchasing and collection activities, fee-based services and its investments. It is impracticable for the Company to report further breakdowns of revenues from external customers by product or service.
The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's consolidated balance sheet as of March 31, 2018, its consolidated income statements and statements of comprehensive income/(loss) for the three months ended March 31, 2018 and 2017, its consolidated statement of changes in equity for the three months ended March 31, 2018, and its consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, have been included. The consolidated income statements of the Company for the three months ended March 31, 2018 may not be indicative of future results. Certain prior period amounts have been reclassified for consistency with the current period presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2017 Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 28, 2018.

PRA Group, Inc.
Notes to Consolidated Financial Statements

2. Finance Receivables, net:
Changes in finance receivables, net for the three months ended March 31, 2018 and 2017 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$2,771,921	$2,307,969
Acquisitions of finance receivables (1)	165,020	226,397
Foreign currency translation adjustment	39,071	17,809
Cash collections applied to principal and net allowance charges	(208,881)	(185,295)
Balance at end of period	$2,767,131	$2,366,880

(1)	Acquisitions of finance receivables are net of buybacks and include certain capitalized acquisition related costs.
During the three months ended March 31, 2018, the Company purchased finance receivables portfolios with a face value of $1.5 billion for $168.3 million. During the three months ended March 31, 2017, the Company purchased finance receivables portfolios with a face value of $1.7 billion for $227.8 million. At March 31, 2018, the estimated remaining collections ("ERC") on the receivables purchased during the three months ended March 31, 2018 and 2017 were $309.3 million and $304.4 million, respectively. At March 31, 2018 and 2017, total ERC were $5.8 billion and $5.1 billion, respectively.
At the time of acquisition and each quarter thereafter, the life of each pool is estimated based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, cash collections expected to be applied to principal are estimated to be as follows for the years ending March 31, (amounts in thousands):

2019	$800,078
2020	639,673
2021	493,857
2022	361,017
2023	208,769
2024	118,724
2025	52,008
2026	33,981
2027	16,914
2028	12,037
Thereafter	30,073
Total ERC expected to be applied to principal	$2,767,131
At March 31, 2018, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $149.2 million; at December 31, 2017, the amount was $166.6 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Changes in accretable yield for the three months ended March 31, 2018 and 2017 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$2,932,144	$2,740,006
Income recognized on finance receivables, net	(217,699)	(194,535)
Additions from portfolio purchases	146,832	163,395
Reclassifications from nonaccretable difference	112,028	47,078
Foreign currency translation adjustment	37,241	20,502
Balance at end of period	$3,010,546	$2,776,446
The following is a summary of activity within the Company's valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning balance	$225,555	$211,465
Allowance charges	6,833	2,708
Reversal of previously recorded allowance charges	(5,908)	(29)
Net allowance charges	925	2,679
Foreign currency translation adjustment	495	269
Ending balance	$226,975	$214,413
3. Investments:
Investments consisted of the following at March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018	December 31, 2017
Debt securities
Available-for-sale	$5,464	$5,429
Held-to-maturity	58,181	57,204
Equity securities
Private equity funds	8,824	14,248
Mutual funds	15,295	1,409
Total investments	$87,764	$78,290
Debt Securities
Available-for-Sale
Government bonds: The Company's investments in government bonds are classified as available-for-sale and are stated at fair value. Fair value is determined using quoted market prices. Unrealized gains and losses are included in comprehensive income and reported in equity.
Held-to-Maturity
Investments in securitized assets: The Company holds a majority interest in a closed-end Polish investment fund. The investment, which provides a preferred return based on the expected net income of the portfolios, is accounted for as a beneficial interest in securitized financial assets and stated at amortized cost. The Company has determined it has the ability and intent to hold these certificates until maturity, which occurs when the fund terminates or liquidates its assets. The preferred return is not a guaranteed return. Income is recognized under FASB ASC Topic 325-40, "Beneficial Interest in Securitized Financial Assets" ("ASC 325-40"). Prior to April 1, 2017, income was recognized using the effective yield method. The underlying securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments. Accordingly, it is difficult to accurately predict the final maturity date of this investment. Revenues recognized on this investment are recorded in the Other Revenue line item in the consolidated income statements. Effective April 1, 2017, the Company determined

PRA Group, Inc.
Notes to Consolidated Financial Statements

that it could not reasonably forecast the timing of future cash flows and accordingly began using the cost recovery method to recognize income. During the three months ended March 31, 2018 and 2017, revenues recognized on this investment were $0 and $1.4 million, respectively.
The unrealized loss on this investment was caused by a change in the timing of the estimated cash flows. Total expected cash flows on this investment exceed the carrying amount. Therefore, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2018.
The amortized cost and estimated fair value of investments in debt securities at March 31, 2018 and December 31, 2017 were as follows (amounts in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,624	$—	$160	$5,464
Held-to-maturity
Securitized assets	58,181	—	13,004	45,177

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,452	$—	$23	$5,429
Held-to-maturity
Securitized assets	57,204	—	14,249	42,955
Equity Securities
Investments in private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 3% interest. In the first quarter of 2018, the Company adopted ASU 2016-01, which requires that investments in equity securities be measured at fair value with changes in unrealized gains and losses reported in earnings. Upon adoption of ASU 2016-01, the investments are carried at the fair value reported by the Fund manager. The Company recorded a cumulative effect adjustment of $3.9 million, net of tax, to beginning retained earnings for the unrealized loss on the investment. Prior to 2018, the investments were carried at cost with income recognized in Other Revenue in the consolidated income statements when distributions, up to reported income, were received from the partnerships. The aggregate carrying amount of cost-method investments for which cost exceeded fair value but for which an impairment loss was not recognized was $14.2 million at December 31, 2017.
Mutual funds: The Company invests certain excess funds held in Brazil in a U.S. dollar denominated mutual fund that invests in foreign currency contracts that hedge the risk in variation of the Brazilian real to the U.S. dollar. The investments are carried at fair value based on quoted market prices.
Unrealized gains and losses: The Company recognized an unrealized gain of $0.4 million for the period ended March 31, 2018 on its equity securities. No securities were sold during the period.
4. Goodwill and Intangible Assets, net:
In connection with the Company's business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets resulting from these acquisitions include client and customer relationships, non-compete agreements, trademarks and technology. The Company performs an annual review of goodwill as of October 1 of each year or more frequently if indicators of impairment exist.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table represents the changes in goodwill for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period:
Goodwill	$526,513	$506,308
Accumulated impairment loss	—	(6,397)
	526,513	499,911
Changes:
Foreign currency translation adjustment	17,780	6,329
Net change in goodwill	17,780	6,329

Goodwill	544,293	512,637
Accumulated impairment loss	—	(6,397)
Balance at end of period:	$544,293	$506,240
The change in the accumulated impairment loss at March 31, 2018 as compared to March 31 2017 was related to the June 2017 sale of PRA Location Services, LLC.
5. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	March 31, 2018	December 31, 2017
Revolving credit	$820,022	$849,815
Term loans	771,463	764,830
Convertible senior notes	632,500	632,500
	2,223,985	2,247,145
Less: Debt discount and issuance costs	(73,112)	(76,963)
Total	$2,150,873	$2,170,182
The following principal payments are due on the Company's borrowings as of March 31, 2018 for the 12 month periods ending March 31, (amounts in thousands):

2019	$10,000
2020	10,000
2021	1,087,986
2022	10,000
2023	760,999
Thereafter	345,000
Total	$2,223,985
The Company believes it was in compliance with the covenants of its financing arrangements as of March 31, 2018.
North American Revolving Credit and Term Loan
On May 5, 2017, the Company amended and restated its existing credit agreement (as amended, and modified from time to time, the “North American Credit Agreement”) with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian administrative agent, and a syndicate of lenders named therein. The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.2 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $442.5 million term loan, (ii) a $705.0 million domestic revolving credit facility, and (iii) a $50.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $45.0 million in additional commitments (at the option of the lenders) and also provides

PRA Group, Inc.
Notes to Consolidated Financial Statements

for up to $25.0 million of letters of credit and a $25.0 million swingline loan sublimit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the North American Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the North American Credit Agreement) plus 0.50%, (b) Bank of America's prime rate, or (c) the one month Eurodollar rate plus 1.00%. Canadian Prime Rate Loans will bear interest at a rate per annum equal to the Canadian Prime Rate plus 1.50%. The revolving credit facilities also bear an unused line fee of 0.375% per annum, payable quarterly in arrears. The loans under the North American Credit Agreement mature May 5, 2022. As of March 31, 2018, the unused portion of the North American Credit Agreement was $396.5 million. Considering borrowing base restrictions, as of March 31, 2018, the amount available to be drawn was $365.4 million.
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
European Revolving Credit Facility and Term Loan
On October 23, 2014, European subsidiaries of the Company ("PRA Europe") entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (such agreement as later amended or modified, the "European Credit Agreement"). In the first quarter of 2018, the Company entered into the Fourth Amendment and Restatement Agreement (the "Fourth Amendment") to its European Credit Agreement which, among other things, expanded the scope of loan portfolios that constitute Approved Loan Portfolios (as defined in the Fourth Amendment). Additionally, other changes to the European Credit Agreement resulting from the Fourth Amendment include: reduced all applicable margins for the interest payable under the multicurrency revolving credit facility by 15 basis points; reduced all applicable margins for the interest payable under the term loan facility by 50 basis points, subject to the lenders’ right to increase the applicable margin by up to 50 basis points if one or more of the lenders elects to syndicate and/or transfer its commitment under the term loan in accordance with the terms of the Fourth Amendment; reduced the maximum permitted amount of interest bearing deposits in AK Nordic AB from SEK 1.5 billion to SEK 1.2 billion; and revised the definitions of ERC and LTV Ratio. Under the terms of the European Credit Agreement, the credit facility includes an aggregate amount of approximately $1.2 billion (subject to the borrowing base), of which 267.0 million EUR (approximately $329.0 million) is a term loan, accrues interest at the Interbank Offered Rate ("IBOR") plus 2.65% - 3.75% under the revolving facility and 3.75% - 4.00% under the term loan facility (as determined by the loan-to-value ratio ("LTV Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.21% per annum, of 35% of the margin, is payable monthly in arrears, and matures February 19, 2021. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears, and also matures February 19, 2021. As of March 31, 2018, the unused portion of the European Credit Agreement (including the overdraft facility) was $478.5 million. Considering borrowing base restrictions and other covenants, as of March 31, 2018, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $184.6 million.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The European Credit Agreement is secured by the shares of most of the Company's European subsidiaries and all intercompany loan receivables in Europe. The European Credit Agreement also contains restrictive covenants and events of default, which are defined in the European Credit Agreement, including the following:

•	the LTV Ratio cannot exceed 75%;

•	the gross interest-bearing debt ratio in Europe cannot exceed 3.25 to 1.0 as of the end of any fiscal quarter;

•	interest bearing deposits in AK Nordic AB cannot exceed SEK 1.2 billion; and

•	PRA Europe's cash collections must exceed 95% of PRA Europe's IFRS ERC for the same set of portfolios, measured on a quarterly basis.
Convertible Senior Notes due 2020
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of its 3.00% Convertible Senior Notes due 2020 (the "2020 Notes"). The 2020 Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "2013 Indenture"), between the Company and Regions Bank, as successor trustee. The 2013 Indenture contains customary terms and covenants, including certain events of default after which the 2020 Notes may be due and payable immediately. The 2020 Notes are senior unsecured obligations of the Company. Interest on the 2020 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. Prior to February 1, 2020, the 2020 Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the 2020 Notes will be convertible at any time. The Company does not have the right to redeem the 2020 Notes prior to maturity. As of March 31, 2018, the Company does not believe that any of the conditions allowing holders of the 2020 Notes to convert their notes have occurred.
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
Convertible Senior Notes due 2023
On May 26, 2017, the Company completed the private offering of $345.0 million in aggregate principal amount of its 3.50% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2020 Notes, the "Notes"). The 2023 Notes were issued pursuant to an Indenture, dated May 26, 2017 (the "2017 Indenture"), between the Company and Regions Bank, as trustee. The 2017 Indenture contains customary terms and covenants, including certain events of default after which the 2023 Notes may be due and payable immediately. The 2023 Notes are senior unsecured obligations of the Company. Interest on the 2023 Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year, beginning on December 1, 2017. Prior to March 1, 2023, the 2023 Notes will be convertible only upon the occurrence of specified events. On or after March 1, 2023, the 2023 Notes will be convertible at any time. The Company has the right, at its election, to redeem all or any part of the outstanding 2023 Notes at any time on or after June 1, 2021 for cash, but only if the last reported sale price (as defined in the 2017 Indenture) exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on and including the trading day immediately before the date the Company sends the related redemption notice. As of March 31, 2018, the Company does not believe that any of the conditions allowing holders of the 2023 Notes to convert their notes have occurred.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	March 31, 2018	December 31, 2017
Liability component - principal amount	$632,500	$632,500
Unamortized debt discount	(52,660)	(55,537)
Liability component - net carrying amount	$579,840	$576,963
Equity component	$76,216	$76,216
The debt discount is being amortized into interest expense over the remaining life of the 2020 Notes and the 2023 Notes using the effective interest rate, which is 4.92% and 6.20%, respectively.
Interest expense related to the Notes was as follows for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Interest expense - stated coupon rate	$5,175	$2,156
Interest expense - amortization of debt discount	2,877	1,155
Total interest expense - convertible senior notes	$8,052	$3,311
6. Fair Value:
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

The carrying amounts of the financial instruments in the following table are recorded in the consolidated balance sheets at March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$101,418	$101,418	$120,516	$120,516
Held-to-maturity investments	58,181	45,177	57,204	42,955
Finance receivables, net	2,767,131	3,082,652	2,771,921	3,060,907
Financial liabilities:
Interest-bearing deposits	90,769	90,769	98,580	98,580
Revolving lines of credit	820,022	820,022	849,815	849,815
Term loans	771,463	771,463	764,830	764,830
Convertible senior notes	579,840	649,790	576,963	620,079
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at March 31, 2018 and December 31, 2017 (amounts in thousands):

	Fair Value Measurements as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,464	$—	$—	$5,464
Fair value through net income
Mutual funds	15,295	—	—	15,295
Interest rate swap contracts (recorded in other assets)	—	2,550	—	2,550

	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,429	$—	$—	$5,429
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	1,108	—	1,108
Available-for-sale
Government bonds: Fair value of the Company's investment in government bonds is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
Fair value through net income
Mutual funds: Fair value of the Company's investment in mutual funds is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
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
Investments measured using net asset value
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe, and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over 1 to 6 years. The fair value of these private equity funds following the Net Asset Value ("NAV") practical expedient was $8.8 million as of March 31, 2018 and December 31, 2017.
7. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted EPS calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72 for the 2020 Notes or $46.24 for the 2023 Notes, neither of which occurred during the respective periods from which the Notes were

PRA Group, Inc.
Notes to Consolidated Financial Statements

issued through March 31, 2018. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the three months ended March 31, 2018 and 2017 (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2018			2017
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$21,106	45,231	$0.47	$48,167	46,406	$1.04
Dilutive effect of nonvested share awards		139	—		221	(0.01)
Diluted EPS	$21,106	45,370	$0.47	$48,167	46,627	$1.03
There were no antidilutive options outstanding for the three months ended March 31, 2018 and 2017.
8. Income Taxes:
The Company follows the guidance of FASB ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
On May 10, 2017, the Company reached a settlement with the Internal Revenue Service ("IRS") in regards to the assertion that tax revenue recognition using the cost recovery method did not clearly reflect taxable income. Under the settlement, the Company will utilize a new tax accounting method to recognize net finance receivables revenue effective with tax year 2017. Under the new method, a portion of the annual collections amortizes principal and the remaining portion is taxable income. The deferred tax liability related to the difference in timing between the new method and the cost recovery method will be incorporated evenly into the Company’s tax filings over four years effective with tax year 2017.
On December 22, 2017, the United States government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to the following provisions which are the most relevant to the Company: (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations referred to as Global Intangible Low-Taxed Income (“GILTI”); (5) creating the base erosion anti-abuse tax, a new minimum tax; (6) creating a new limitation on deductible interest expense; and (7) increasing limitations on the deductibility of executive compensation.
The Company had not completed its accounting for the income tax effects of the Tax Act for the tax year ended December 31, 2017, since formal application guidance has not yet been finalized or issued to date. Where the Company has been able to make reasonable estimates of the effects for which its analysis is not yet complete, the Company has recorded provisional amounts in accordance with SEC Staff Accounting Bulletin No. 118.  Where the Company has not yet been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the Tax Act.
The Company was able to make reasonable estimates of certain effects and, therefore recorded provisional amounts in 2017 as follows:

•
Revaluation of deferred tax assets and liabilities:  The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Company has evaluated the financial impact and recorded a provisional deferred tax benefit of $73.8 million during the year ended December 31, 2017. The Company is still completing its calculation of the impact in its deferred tax balances.

•
Transition Tax on unrepatriated foreign earnings:  The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of the Company’s foreign subsidiaries. The

PRA Group, Inc.
Notes to Consolidated Financial Statements

Company was able to make a reasonable estimate of the Transition Tax and has provisionally recorded no Transition Tax expense.

•
GILTI:  The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder.  Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate the provision of the Tax Act and the application of ASC 740. The Company’s accounting for this element of the Tax Act is subject to change since formal application guidance has not yet been finalized or issued to date. As a result, the Company has not recorded any amounts related to potential GILTI tax in its financial statements and has not yet made a policy decision regarding whether to record deferred taxes on GILTI.

•	The Company has evaluated the impact of the other most relevant Tax Act provisions and determined the impact to be insignificant.
At March 31, 2018, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2013 and subsequent years.
The Company intends for predominantly all foreign earnings to be indefinitely reinvested in its foreign operations. If foreign earnings were repatriated, the Company may need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with indefinitely reinvested earnings was $80.7 million and $106.0 million as of March 31, 2018 and December 31, 2017, respectively.
9. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as potential discretionary bonuses that are based on the attainment of a combination of financial and management goals. At March 31, 2018, estimated future compensation under these agreements was approximately $21.8 million. The agreements also contain confidentiality and non-compete provisions. Outside the U.S., employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $21.8 million total above.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. Future minimum lease payments at March 31, 2018 totaled approximately $49.2 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at March 31, 2018 was approximately $351.3 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at March 31, 2018, where the range of loss can be estimated, was not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities. During the year ended December 31, 2017, the Company recorded $4.0 million in potential recoveries under the Company's insurance policies or third-party indemnities which is included in other receivables, net at March 31, 2018 and December 31, 2017.
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
Iris Pounds v. Portfolio Recovery Associates, LLC
On November 21, 2016, Iris Pounds filed suit against the Company in Durham County, North Carolina alleging violations of the North Carolina Prohibited Practices by Collection Agencies Act. The purported class consists of all individuals against whom the Company had obtained a judgment by default in North Carolina on or after October 1, 2009. The Company removed the matter to the United States District Court for the Middle District of North Carolina (the "District Court"), and has filed a motion to dismiss. The District Court has entered an order remanding the matter to the North Carolina state court, which order the Company has appealed to the Fourth Circuit Court of Appeals. The range of loss, if any, cannot be estimated at this time due to the uncertainty surrounding liability, class certification and the interpretation of statutory damages.
10. Sale of Subsidiaries:
As part of the Company’s strategy to focus on its primary business, the purchase, collection and management of portfolios of nonperforming loans, the Company sold its government services businesses: PRA Government Services, LLC; MuniServices, LLC; and PRA Professional Services, LLC on January 24, 2017, for $91.5 million in cash plus additional consideration for certain balance sheet items. The pre-tax gain on sale was $46.8 million, and was recorded in the first quarter of 2017.
11. Recent Accounting Pronouncements:
In May 2014, FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance specifically excludes revenue received for servicing finance receivables. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and can be adopted either retrospectively to each prior

PRA Group, Inc.
Notes to Consolidated Financial Statements

reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted.  The Company determined that the revenue generated by its subsidiary Claims Compensation Bureau, LLC ("CCB") is within the scope of this standard. The Company adopted ASU 2014-09 in the first quarter of 2018 which had no material impact on its consolidated financial statements.
In January 2016, FASB issued ASU 2016-01, as amended by ASU 2018-03, "Financial Instruments-Overall: Technical Corrections and Improvements", issued in February 2018, which revises the classification and measurement of investments in equity securities. ASU 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income. However, for equity investments that do not have readily determinable fair values and don’t qualify for the existing practical expedient to estimate fair value using the NAV per share (or its equivalent) of the investment, the guidance provides a new measurement alternative. Entities may choose to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted ASU 2016-01 in the first quarter of 2018, which resulted in a cumulative effect adjustment of $3.9 million, net of tax, to retained earnings for the unrealized loss on its equity investments.
In February 2016, FASB issued ASU 2016-02, "Leases (Topic 842) Section A - Leases: Amendments to the FASB Account Standards Codification" ("ASU 2016-02"). ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. It is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements. The Company has approximately $49.2 million in operating lease obligations as disclosed in its contractual obligations table in Part I, Item 2 of this Quarterly Report on Form 10-Q and is in the process of evaluating those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. The Company does not plan to adopt the standard early.
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
In October 2016, FASB issued ASU 2016-16, "Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company adopted ASU 2016-16 in the first quarter of 2018 which had no material impact on its consolidated financial statements.
In January 2017, FASB issued ASU-2017-01, "Business Combinations - Clarifying the Definition of a Business (Topic 805)" ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
In May 2017, FASB issued ASU No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting” (ASU 2017-09"). ASU 2017-09 clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-09 in the first quarter of 2018 which had no material impact on its consolidated financial statements.
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
In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02”). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income (loss) are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income (loss) to retained earnings (accumulated deficit) for stranded income tax effects resulting from the 2017 Tax Cuts and Jobs Act. The amendments in this ASU also require certain disclosures about stranded income tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company’s provisional adjustments recorded during the year ended December 31, 2017 to account for the impact of the Tax Act did not result in stranded tax effects. The Company does not anticipate the adoption of this standard will have a material impact on its consolidated financial statements.
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
This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall cash collection trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

•	a prolonged economic recovery or a deterioration in the economic or inflationary environment in the Americas or Europe, including the interest rate environment;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital;

•	our ability to replace our portfolios of nonperforming loans with additional portfolios;

•	our ability to purchase nonperforming loans at appropriate prices;

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

•	our ability to manage risks associated with our international operations;

•	changes in tax laws regarding earnings of our subsidiaries located outside of the United States ("U.S.");

•	the impact of the Tax Cuts and Jobs Act, including interpretations and determinations by tax authorities;

•	the possibility that we could incur goodwill or other intangible asset impairment charges;

•	adverse effects from the vote by the United Kingdom ("UK") to leave the European Union ("EU");

•	adverse outcomes in pending litigations or administrative proceedings;

•	our loss contingency accruals may not be adequate to cover actual losses;

•	the possibility that class action suits and other litigation could divert management's attention and increase our expenses;

•	the possibility that we could incur business or technology disruptions or cyber incidents;

•	our ability to collect and enforce our nonperforming loans may be limited under federal, state, local and foreign laws;

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

•	the possibility that the adoption of future accounting standards could negatively impact our business; and

•	the risk factors discussed in our filings with the Securities and Exchange Commission (the "SEC").
You should assume that the information appearing in this Quarterly Report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.
You should carefully consider the factors listed above and review the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the "Risk Factors" section and "Business" section of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018 ("2017 Form 10-K").
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
All references in this Quarterly Report to "PRA Group," "our," "we," "us," "the Company" or similar terms are to PRA Group, Inc. and its subsidiaries.

Overview
We are a global financial and business services company with operations in the Americas and Europe. Our primary business is the purchase, collection and management of portfolios of nonperforming loans.
We are headquartered in Norfolk, Virginia, and as of March 31, 2018 employ 5,639 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA."
Results of Operations
The results of operations include the financial results of the Company and all of its subsidiaries. The following table sets forth consolidated income statement amounts as a percentage of total revenues for the periods indicated:

	For the Three Months Ended March 31,
	2018		2017
Revenues:
Income recognized on finance receivables, net	$217,699	97.5%	$194,535	94.2%
Fee income	5,327	2.4	9,858	4.8
Other revenue	157	0.1	2,165	1.0
Total revenues	223,183	100.0	206,558	100.0
Operating expenses:
Compensation and employee services	81,237	36.4	68,468	33.1
Legal collection expenses	32,912	14.7	31,728	15.4
Agency fees	8,278	3.7	10,800	5.2
Outside fees and services	14,158	6.4	13,285	6.5
Communication	11,557	5.2	9,137	4.4
Rent and occupancy	4,314	1.9	3,783	1.8
Depreciation and amortization	4,929	2.2	5,215	2.5
Other operating expenses	12,184	5.5	10,885	5.3
Total operating expenses	169,569	76.0	153,301	74.2
Income from operations	53,614	24.0	53,257	25.8
Other income and (expense):
Gain on sale of subsidiaries	—	—	46,845	22.7
Interest expense, net	(25,781)	(11.6)	(21,257)	(10.3)
Foreign exchange gain	1,293	0.6	2,179	1.1
Other	243	0.1	—	—
Income before income taxes	29,369	13.1	81,024	39.3
Provision for income taxes	6,137	2.7	31,409	15.2
Net income	23,232	10.4	49,615	24.1
Adjustment for net income attributable to noncontrolling interests	2,126	1.0	1,448	0.7
Net income attributable to PRA Group, Inc.	$21,106	9.4%	$48,167	23.4%

Three Months Ended March 31, 2018 Compared To Three Months Ended March 31, 2017
Revenues
Total revenues were $223.2 million for the three months ended March 31, 2018, an increase of $16.6 million, or 8.0%, compared to total revenues of $206.6 million for the three months ended March 31, 2017.
A summary of how our revenues were generated during the three months ended March 31, 2018 and 2017 is as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2018	2017
Cash collections	$426,580	$379,830
Principal amortization	(207,956)	(182,616)
Net allowance charges	(925)	(2,679)
Income recognized on finance receivables, net	217,699	194,535
Fee income	5,327	9,858
Other revenue	157	2,165
Total revenues	$223,183	$206,558
Income Recognized on Finance Receivables, net
Income recognized on finance receivables, net was $217.7 million for the three months ended March 31, 2018, an increase of $23.2 million, or 11.9%, compared to $194.5 million for the three months ended March 31, 2017. The increase was primarily the result of overperformance on select Americas Core and European Core portfolios which resulted in yield increases on certain pools, a decline in net allowance charges, and the impact of elevated buying in 2017. This was partially offset by a decline in income generated by our Americas Insolvency portfolios due primarily to lower volume of purchasing during fiscal years 2014 to 2016.
Cash collections were $426.6 million in the three months ended March 31, 2018, up $46.8 million, or 12.3%, as compared to the three months ended March 31, 2017. The increase was primarily attributable to record collections in our Americas Core and European Core portfolios, which increased $19.3 million and $20.0 million, respectively. Additionally, our Americas Insolvency and European Insolvency collections increased $5.5 million and $1.9 million, respectively. Cash collections on fully amortized pools were $15.6 million in the three months ended March 31, 2018, an increase of $2.1 million or 15.6%, compared to $13.5 million in the three months ended March 31, 2017. Cash collections on pools on cost recovery were $17.5 million in the three months ended March 31, 2018, an increase of $8.9 million or 103.5%, compared to $8.6 million in the three months ended March 31, 2017.
Income recognized on finance receivables, net, is shown net of changes in valuation allowances which are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended March 31, 2018, we recorded net allowance charges of $0.9 million, consisting of net allowance reversals of $0.7 million on our Americas Core portfolios and net allowance charges of $0.2 million and $1.4 million on our Americas Insolvency and our European Core portfolios, respectively. For the three months ended March 31, 2017, we recorded net allowance charges of $2.7 million, consisting of $1.0 million and $0.1 million on our Americas Core and Americas Insolvency portfolios, respectively, and $1.5 million on our European Core portfolios.
During the three months ended March 31, 2018, we reclassified $112.0 million from nonaccretable difference to accretable yield primarily due to increased cash collection forecasts relating to certain Americas Core and European Core pools. During the three months ended March 31, 2017, we reclassified $47.1 million from nonaccretable difference to accretable yield primarily due to increased cash collection forecasts relating to pools acquired from 2013-2016.
Fee Income
Fee income was $5.3 million in the three months ended March 31, 2018, a decrease of $4.6 million or 46.5%, compared to $9.9 million in the three months ended March 31, 2017. This was primarily due to the sale of our government services businesses in January 2017 and the sale of PRA Location Services, LLC ("PLS") in June 2017, partially offset by an increase in fee income generated by Claims Compensation Bureau, LLC ("CCB").

Other Revenue
Other revenue decreased to $0.2 million in the three months ended March 31, 2018 from $2.2 million in the three months ended March 31, 2017, primarily due to a decrease in revenue generated by our investments.
Operating Expenses
Total operating expenses were $169.6 million for the three months ended March 31, 2018, an increase of $16.3 million or 10.6%, compared to operating expenses of $153.3 million for the three months ended March 31, 2017.
Compensation and Employee Services
Compensation and employee services expenses were $81.2 million for the three months ended March 31, 2018, an increase of $12.7 million, or 18.5%, compared to $68.5 million for the three months ended March 31, 2017. Compensation expense increased primarily as a result of larger average staff sizes, partially offset by a decrease resulting from the sale of our government services businesses in January 2017 and the sale of PLS in June 2017. As part of our strategy to expand our domestic collector workforce, in the U.S., we have hired approximately 1,100 new collectors, net of attrition, since March 31, 2017. Total full-time equivalents increased to 5,639 as of March 31, 2018, compared to 4,205 as of March 31, 2017.
Legal Collection Expenses
Legal collection expenses primarily consist of costs paid to courts where a lawsuit is filed and contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection expenses were $32.9 million for the three months ended March 31, 2018, an increase of $1.2 million or 3.8%, compared to legal collection expenses of $31.7 million for the three months ended March 31, 2017. The increase was primarily due to an increase in costs paid to courts where a lawsuit is filed, mainly due to an increase in the number of accounts brought into the legal collection process in the Americas. Our costs paid to courts were $22.0 million for the three months ended March 31, 2018, an increase of $2.0 million or 10.0% compared to $20.0 million for the three months ended March 31, 2017. This was partially offset by a decrease in legal collection expenses paid to third-party attorneys. Our costs paid to third-party attorneys were $10.7 million for the three months ended March 31, 2018, a decrease of $0.6 million or 5.3% compared to $11.3 million for the three months ended March 31, 2017.
Agency Fees
Agency fees primarily represent third-party collection fees, primarily outside the U.S. Prior to the sale of PLS in June of 2017, agency fees also included costs paid to repossession agents to repossess vehicles. Agency fees were $8.3 million for the three months ended March 31, 2018, a decrease of $2.5 million or 23.1%, compared to $10.8 million for the three months ended March 31, 2017. The decrease was primarily due to the impact of the sale of PLS in June 2017.
Outside Fees and Services
Outside fees and services expenses were $14.2 million for the three months ended March 31, 2018, an increase of $0.9 million or 6.8%, compared to outside fees and services expenses of $13.3 million for the three months ended March 31, 2017.
Communication
Communication expenses were $11.6 million for the three months ended March 31, 2018, an increase of $2.5 million or 27.5%, compared to communication expenses of $9.1 million for the three months ended March 31, 2017. This increase was primarily due to a $1.5 million increase in postage expenses and a $1.0 million increase in telephone related expenses. These increases are primarily the result of increased letter and call volume associated with record portfolio purchases in Americas Core in 2017.
Rent and Occupancy
Rent and occupancy expenses were $4.3 million for the three months ended March 31, 2018, an increase of $0.5 million or 13.2%, compared to rent and occupancy expense of $3.8 million for the three months ended March 31, 2017. The increase was primarily due to the opening of two new call centers in the U.S. in the fourth quarter of 2017.
Depreciation and Amortization
Depreciation and amortization expenses were $4.9 million for the three months ended March 31, 2018, a decrease of $0.3 million, or 5.8%, compared to depreciation and amortization expenses of $5.2 million for the three months ended March 31, 2017. The decrease was primarily due to the impact of the sale of our government services businesses in January 2017 and the sale of PLS in June 2017.

Other Operating Expenses
Other operating expenses were $12.2 million for the three months ended March 31, 2018, an increase of $1.3 million, or 11.9%, compared to other operating expenses of $10.9 million for the three months ended March 31, 2017. The increase was primarily due to a $0.9 million increase in repairs and maintenance and a $0.8 million increase in general office expenses. This was partially offset by a $1.0 million decrease in expense related to a prior acquisition that was incurred during the three months ended March 31, 2017. None of the remaining variance was attributable to any significant identifiable items.
Gain on Sale of Subsidiaries
Pre-tax gain on sale of subsidiaries was $46.8 million for the three months ended March 31, 2017 as the direct result of our sale of the government services businesses on January 24, 2017.
Interest Expense, Net
Interest expense, net was $25.8 million during the three months ended March 31, 2018, an increase of $4.5 million or 21.1%, compared to $21.3 million for the three months ended March 31, 2017. The increase was primarily due to higher levels of average borrowings outstanding, increases in interest rates, and increases to deferred financing costs related to our financing activities during the three months ended March 31, 2018. This was partially offset by changes in fair value on our interest rate swap agreements.
Interest expense, net consisted of the following for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Stated interest on debt obligations and unused line fees	$20,043	$17,327	$2,716
Coupon interest on convertible debt	5,175	2,156	3,019
Amortization of convertible debt discount	2,877	1,155	1,722
Amortization of loan fees and other loan costs	2,553	1,928	625
Change in fair value on interest rate swap agreements	(3,673)	158	(3,831)
Interest income	(1,194)	(1,467)	273
Interest expense, net	$25,781	$21,257	$4,524
Net Foreign Currency Transaction Gains
Net foreign currency transaction gains were $1.3 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively. In any given period, we may incur foreign currency transactions gains or losses from transactions in currencies other than the functional currency.
Other Income
Other Income was $0.2 million and $0 during the three months ended March 31, 2018 and March 31, 2017, respectively.
Provision for Income Taxes
Provision for income taxes was $6.1 million for the three months ended March 31, 2018, a decrease of $25.3 million, or 80.6%, compared to provision for income taxes of $31.4 million for the three months ended March 31, 2017. The decrease was primarily due to a $51.6 million decrease in income before income taxes for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, coupled with a decrease in our effective tax rate. During the three months ended March 31, 2018, our effective tax rate was 20.9%, compared to 38.8% for the three months ended March 31, 2017. The decrease was due to the effects of U.S. tax reform, primarily the reduction of the U.S. Federal income tax rate from 35% to 21%, changes in the mix of projected taxable income between tax jurisdictions and a decrease in the estimated blended rate for U.S. state deferred taxes.

Supplemental Performance Data
Finance Receivables Portfolio Performance
The following tables show certain data related to our Americas and European Core and Insolvency portfolios. Certain adjustments, as noted in the footnotes to these tables, have been made to reduce the impact of foreign currency fluctuations on ERC and purchase price multiples.
The accounts represented in the insolvency tables are those portfolios of accounts that were in an insolvency status at the time of purchase. This contrasts with accounts in our Core portfolios that file for bankruptcy/insolvency protection after we purchase them, which continue to be tracked in their corresponding Core portfolio. Core customers sometimes file for bankruptcy/insolvency protection subsequent to our purchase of the related Core portfolio. When this occurs, we adjust our collection practices to comply with bankruptcy/insolvency rules and procedures; however, for accounting purposes, these accounts remain in the original Core portfolio. Insolvency accounts may be dismissed voluntarily or involuntarily subsequent to our purchase of the Insolvency portfolio. Dismissal occurs when the terms of the bankruptcy are not met by the petitioner. When this occurs, we are typically free to pursue collection outside of bankruptcy procedures; however, for accounting purposes, these accounts remain in the original Insolvency pool.
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
We hold a majority interest in a closed-end Polish investment fund that purchases and services nonperforming loans. Our investment in this fund is classified in our Consolidated Balance Sheets as "Investments" and as such is not included in the following tables. The estimated remaining collections of the portfolios held by the closed-end Polish investment fund, expected to be received by us, was $74.9 million at March 31, 2018.

Purchase Price Multiples as of March 31, 2018 Amounts in thousands

Purchase Period	Purchase Price (1)(2)	Net Finance Receivables (3)	ERC-Historical Period Exchange Rates (4)	Total Estimated Collections (5)	ERC-Current Period Exchange Rates (6)	Current Estimated Purchase Price Multiple	Original Estimated Purchase Price Multiple (7)
Americas-Core
1996-2007	$638,460	$7,015	$30,278	$2,046,593	$30,278	321%	240%
2008	166,434	3,603	14,173	374,917	14,173	225%	220%
2009	125,155	865	27,803	458,854	27,803	367%	252%
2010	148,204	4,985	46,845	536,785	46,845	362%	247%
2011	209,625	12,606	66,779	725,666	66,779	346%	245%
2012	254,247	23,753	97,231	679,874	97,231	267%	226%
2013	391,247	70,571	220,876	980,948	220,876	251%	211%
2014	405,653	117,573	322,221	985,160	318,909	243%	204%
2015	444,516	173,302	399,613	967,727	401,173	218%	205%
2016	455,595	254,573	560,793	1,007,980	565,577	221%	201%
2017	536,130	466,780	880,523	1,060,591	879,773	198%	193%
2018	131,849	130,415	260,311	266,947	260,311	202%	202%
Subtotal	3,907,115	1,266,041	2,927,446	10,092,042	2,929,728
Americas-Insolvency
1996-2007	132,917	—	494	197,106	494	148%	148%
2008	108,549	—	517	168,662	517	155%	163%
2009	155,989	—	1,769	470,653	1,769	302%	214%
2010	208,947	—	3,215	547,333	3,215	262%	184%
2011	180,447	—	947	368,231	947	204%	155%
2012	251,433	—	1,375	388,349	1,375	154%	136%
2013	227,905	3,920	18,342	354,844	18,342	156%	133%
2014	148,720	20,772	33,630	211,087	33,583	142%	124%
2015	63,199	28,113	35,834	82,204	35,834	130%	125%
2016	92,290	46,194	55,800	111,922	55,887	121%	123%
2017	276,637	216,719	268,797	342,254	268,797	124%	125%
2018	13,588	13,587	17,012	17,100	17,012	126%	126%
Subtotal	1,860,621	329,305	437,732	3,259,745	437,772
Total Americas	5,767,736	1,595,346	3,365,178	13,351,787	3,367,500
Europe-Core
2012	20,426	—	2,319	38,398	1,998	188%	187%
2013	20,358	442	1,477	23,682	1,248	116%	119%
2014	797,539	312,494	1,038,365	2,121,937	966,698	266%	208%
2015	422,595	238,428	474,480	743,376	465,341	176%	160%
2016	348,857	282,181	442,083	578,493	483,364	166%	167%
2017	250,089	239,234	331,287	363,123	351,038	145%	144%
2018	17,913	17,562	25,449	25,935	25,449	145%	145%
Subtotal	1,877,777	1,090,341	2,315,460	3,894,944	2,295,136
Europe-Insolvency
2014	10,876	1,765	4,880	18,234	4,786	168%	129%
2015	19,408	7,696	14,038	28,829	13,261	149%	139%
2016	42,215	27,141	38,073	60,340	40,977	143%	130%
2017	38,836	39,405	46,996	49,742	49,731	128%	128%
2018	5,454	5,437	6,521	6,546	6,521	120%	120%
Subtotal	116,789	81,444	110,508	163,691	115,276
Total Europe	1,994,566	1,171,785	2,425,968	4,058,635	2,410,412
Total PRA Group	$7,762,302	$2,767,131	$5,791,146	$17,410,422	$5,777,912

(1)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(3)	For our international amounts, Net Finance Receivables are presented at the March 31, 2018 exchange rate.

(4)	For our international amounts, ERC-Historical Period Exchange Rates is presented at the period-end exchange rate for the respective quarter of purchase.

(5)	For our international amounts, TEC is presented at the period-end exchange rate for the respective quarter of purchase.

(6)	For our international amounts, ERC-Current Period Exchange Rates is presented at the March 31, 2018 exchange rate.

(7)	The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information Year-to-date as of March 31, 2018 Amounts in thousands

Purchase Period	Purchase Price (1)(2)	Cash Collections (3)	Gross Revenue (3)	Amortization (3)	Allowance (3)	Net Revenue (3)	Net Finance Receivables as of March 31, 2018(4)
Americas-Core
1996-2007	$638,460	$2,922	$2,259	$663	$(460)	$2,719	$7,015
2008	166,434	1,403	627	776	—	627	3,603
2009	125,155	2,431	2,361	70	125	2,236	865
2010	148,204	3,266	2,417	849	(2,325)	4,742	4,985
2011	209,625	6,539	5,388	1,151	(570)	5,958	12,606
2012	254,247	8,664	5,129	3,535	(2,000)	7,129	23,753
2013	391,247	16,915	12,005	4,910	1,945	10,060	70,571
2014	405,653	25,535	17,251	8,284	1,925	15,326	117,573
2015	444,516	39,516	20,877	18,639	—	20,877	173,302
2016	455,595	59,875	31,913	27,962	316	31,597	254,573
2017	536,130	72,534	41,712	30,822	380	41,332	466,780
2018	131,849	6,637	5,003	1,634	—	5,003	130,415
Subtotal	3,907,115	246,237	146,942	99,295	(664)	147,606	1,266,041
Americas-Insolvency
1996-2007	132,917	48	48	—	—	48	—
2008	108,549	72	72	—	—	72	—
2009	155,989	238	238	—	—	238	—
2010	208,947	441	441	—	—	441	—
2011	180,447	482	482	—	—	482	—
2012	251,433	1,704	1,704	—	—	1,704	—
2013	227,905	8,532	4,833	3,699	—	4,833	3,920
2014	148,720	7,609	1,554	6,055	—	1,554	20,772
2015	63,199	4,941	830	4,111	—	830	28,113
2016	92,290	6,761	1,193	5,568	210	983	46,194
2017	276,637	24,364	4,335	20,029	—	4,335	216,719
2018	13,588	88	88	—	—	88	13,587
Subtotal	1,860,621	55,280	15,818	39,462	210	15,608	329,305
Total Americas	5,767,736	301,517	162,760	138,757	(454)	163,214	1,595,346
Europe-Core
2012	20,426	583	585	(2)	—	585	—
2013	20,358	385	251	134	—	251	442
2014	797,539	58,099	33,059	25,040	(140)	33,199	312,494
2015	422,595	23,130	9,130	14,000	(224)	9,354	238,428
2016	348,857	20,190	6,581	13,609	1,743	4,838	282,181
2017	250,089	15,236	3,550	11,686	—	3,550	239,234
2018	17,913	486	136	350	—	136	17,562
Subtotal	1,877,777	118,109	53,292	64,817	1,379	51,913	1,090,341
Europe-Insolvency
2014	10,876	765	316	449	—	316	1,765
2015	19,408	1,228	396	832	—	396	7,696
2016	42,215	3,335	1,303	2,032	—	1,303	27,141
2017	38,836	1,600	548	1,052	—	548	39,405
2018	5,454	26	9	17	—	9	5,437
Subtotal	116,789	6,954	2,572	4,382	—	2,572	81,444
Total Europe	1,994,566	125,063	55,864	69,199	1,379	54,485	1,171,785
Total PRA Group	$7,762,302	$426,580	$218,624	$207,956	$925	$217,699	$2,767,131

(1)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(3)	For our international amounts, amounts are presented using the average exchange rates during the current reporting period.

(4)	For our international amounts, net finance receivables are presented at the March 31, 2018 exchange rate.

The following table, which excludes any proceeds from cash sales of finance receivables, illustrate historical cash collections, by year, on our portfolios.
Cash Collections by Year, By Year of Purchase (1) as of March 31, 2018 Amounts in thousands

		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996- 2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total
Americas-Core
1996-2007	$638,460	$1,096,153	$222,628	$168,849	$137,689	$115,551	$89,405	$63,955	$45,247	$32,491	$20,745	$13,427	$2,922	$2,009,062
2008	166,434	—	47,253	72,080	62,363	53,654	42,850	31,307	21,027	13,786	8,989	6,031	1,403	360,743
2009	125,155	—	—	40,703	95,627	84,339	69,385	51,121	35,555	24,896	16,000	10,994	2,431	431,051
2010	148,204	—	—	—	47,076	113,554	109,873	82,014	55,946	38,110	24,515	15,587	3,266	489,941
2011	209,625	—	—	—	—	61,971	174,461	152,908	108,513	73,793	48,711	31,991	6,539	658,887
2012	254,247	—	—	—	—	—	56,901	173,589	146,198	97,267	59,981	40,042	8,664	582,642
2013	391,247	—	—	—	—	—	—	101,614	247,849	194,026	120,789	78,880	16,915	760,073
2014	405,653	—	—	—	—	—	—	—	92,660	253,448	170,311	114,219	25,535	656,173
2015	444,516	—	—	—	—	—	—	—	—	116,951	228,432	185,898	39,516	570,797
2016	455,595	—	—	—	—	—	—	—	—	—	138,723	256,531	59,875	455,129
2017	536,130	—	—	—	—	—	—	—	—	—	—	107,327	72,534	179,861
2018	131,849	—	—	—	—	—	—	—	—	—	—	—	6,637	6,637
Subtotal	3,907,115	1,096,153	269,881	281,632	342,755	429,069	542,875	656,508	752,995	844,768	837,196	860,927	246,237	7,160,996
Americas-Insolvency
1996-2007	132,917	61,154	42,794	33,842	27,347	18,234	8,574	1,884	1,151	802	463	321	48	196,614
2008	108,549	—	14,024	35,894	37,974	35,690	28,956	11,650	1,884	1,034	635	332	72	168,145
2009	155,989	—	—	16,635	81,780	102,780	107,888	95,725	53,945	5,781	2,531	1,581	238	468,884
2010	208,947	—	—	—	39,486	104,499	125,020	121,717	101,873	43,649	5,008	2,425	441	544,118
2011	180,447	—	—	—	—	15,218	66,379	82,752	85,816	76,915	35,996	3,726	482	367,284
2012	251,433	—	—	—	—	—	17,388	103,610	94,141	80,079	60,715	29,337	1,704	386,974
2013	227,905	—	—	—	—	—	—	52,528	82,596	81,679	63,386	47,781	8,532	336,502
2014	148,720	—	—	—	—	—	—	—	37,045	50,880	44,313	37,350	7,609	177,197
2015	63,199	—	—	—	—	—	—	—	—	3,395	17,892	20,143	4,941	46,371
2016	92,290	—	—	—	—	—	—	—	—	—	18,869	30,426	6,761	56,056
2017	276,637	—	—	—	—	—	—	—	—	—	—	49,093	24,364	73,457
2018	13,588	—	—	—	—	—	—	—	—	—	—	—	88	88
Subtotal	1,860,621	61,154	56,818	86,371	186,587	276,421	354,205	469,866	458,451	344,214	249,808	222,515	55,280	2,821,690
Total Americas	5,767,736	1,157,307	326,699	368,003	529,342	705,490	897,080	1,126,374	1,211,446	1,188,982	1,087,004	1,083,442	301,517	9,982,686
Europe-Core
2012	20,426	—	—	—	—	—	11,604	8,995	5,641	3,175	2,198	2,038	583	34,234
2013	20,358	—	—	—	—	—	—	7,068	8,540	2,347	1,326	1,239	385	20,905
2014	797,539	—	—	—	—	—	—	—	153,180	291,980	246,365	220,765	58,099	970,389
2015	422,595	—	—	—	—	—	—	—	—	45,760	100,263	86,156	23,130	255,309
2016	348,857	—	—	—	—	—	—	—	—	—	40,368	78,915	20,190	139,473
2017	250,089	—	—	—	—	—	—	—	—	—	—	17,894	15,236	33,130
2018	17,913		—	—	—	—	—	—	—	—	—	—	486	486
Subtotal	1,877,777	—	—	—	—	—	11,604	16,063	167,361	343,262	390,520	407,007	118,109	1,453,926
Europe-Insolvency
2014	10,876	—	—	—	—	—	—	—	5	4,297	3,921	3,207	765	12,195
2015	19,408	—	—	—	—	—	—	—	—	2,954	4,366	5,013	1,228	13,561
2016	42,215	—	—	—	—	—	—	—	—	—	6,175	12,703	3,335	22,213
2017	38,836	—	—	—	—	—	—	—	—	—	—	1,233	1,600	2,833
2018	5,454		—	—	—	—	—	—	—	—	—	—	26	26
Subtotal	116,789	—	—	—	—	—	—	—	5	7,251	14,462	22,156	6,954	50,828
Total Europe	1,994,566	—	—	—	—	—	11,604	16,063	167,366	350,513	404,982	429,163	125,063	1,504,754
Total PRA Group	$7,762,302	$1,157,307	$326,699	$368,003	$529,342	$705,490	$908,684	$1,142,437	$1,378,812	$1,539,495	$1,491,986	$1,512,605	$426,580	$11,487,440

(1)	For our international amounts, cash collections are presented using the average exchange rates during the cash collection period.

(2)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(3)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

Estimated Remaining Collections
The following chart shows our ERC by geographical region at March 31, 2018 (amounts in millions).
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
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.
Cash Collections by Geography and Type Amounts in thousands

	2018	2017				2016
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Americas-Core	$246,237	$204,245	$212,756	$217,020	$226,906	$193,360	$210,524	$213,741
Americas-Insolvency	55,280	59,103	60,436	53,163	49,813	52,988	60,429	67,745
Europe-Core	118,109	107,124	102,681	99,121	98,081	97,429	96,028	102,972
Europe-Insolvency	6,954	5,794	5,961	5,371	5,030	4,974	4,719	2,744
Total Cash Collections	$426,580	$376,266	$381,834	$374,675	$379,830	$348,751	$371,700	$387,202
The following table provides additional details on the composition of our U.S. Core cash collections for the periods indicated.
Domestic Portfolio Core Cash Collections by Source Amounts in thousands

	2018	2017				2016
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Call Center and Other Collections	$155,448	$120,349	$123,009	$122,780	$127,368	$103,595	$115,454	$119,568
External Legal Collections	38,891	31,960	35,042	37,863	40,267	35,231	36,415	40,369
Internal Legal Collections	33,423	31,154	31,761	32,511	34,937	31,458	33,206	34,505
Total Domestic Core Cash Collections	$227,762	$183,463	$189,812	$193,154	$202,572	$170,284	$185,075	$194,442

Collections Productivity (Domestic Portfolio)
The following tables display certain collections productivity measures.
Cash Collections per Collector Hour Paid Domestic Portfolio

	Total domestic core cash collections (1)
	2018	2017	2016	2015	2014
First Quarter	$176	$254	$274	$247	$223
Second Quarter	—	202	269	245	220
Third Quarter	—	191	281	250	217
Fourth Quarter	—	170	248	239	203

	Call center and other cash collections (2)
	2018	2017	2016	2015	2014
First Quarter	$121	$161	$168	$143	$119
Second Quarter	—	129	167	141	107
Third Quarter	—	125	177	145	112
Fourth Quarter	—	112	153	139	110

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

The following table displays our quarterly portfolio purchases for the periods indicated.
Portfolio Purchases by Geography and Type Amounts in thousands

	2018	2017				2016
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Americas-Core	$131,427	$160,278	$115,572	$144,871	$115,166	$91,800	$95,452	$130,529
Americas-Insolvency	13,436	44,195	73,497	100,040	67,123	20,929	16,760	33,723
Europe-Core	18,000	152,417	14,695	42,876	39,505	80,129	34,240	68,835
Europe-Insolvency	5,392	17,698	7,146	7,860	6,020	6,943	14,803	16,410
Total Portfolio Purchasing	$168,255	$374,588	$210,910	$295,647	$227,814	$199,801	$161,255	$249,497
Portfolio Purchases by Stratifications (Domestic Only)
The following table categorizes our quarterly domestic portfolio purchases for the periods indicated into major asset type and delinquency category. Over the past 20 years, we have acquired more than 48 million customer accounts in the U.S. alone.
Domestic Portfolio Purchases by Major Asset Type Amounts in thousand

	2018	2017				2016
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Major Credit Cards	$84,858	$87,895	$54,892	$65,177	$57,615	$35,306	$38,858	$48,471
Consumer Finance	3,558	2,360	3,308	7,354	7,987	5,678	1,309	1,616
Private Label Credit Cards	47,962	90,332	78,609	101,162	73,473	56,681	54,969	86,331
Auto Related	613	21,219	49,741	67,701	30,191	6,104	—	831
Total	$136,991	$201,806	$186,550	$241,394	$169,266	$103,769	$95,136	$137,249
Domestic Portfolio Purchases by Delinquency Category Amounts in thousand

	2018	2017				2016
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Fresh (1)	$71,067	$76,910	$67,540	$73,813	$43,786	$30,919	$30,114	$42,048
Primary (2)	3,290	23,100	1,623	4,314	726	2,672	1,568	29,990
Secondary (3)	49,198	48,865	43,366	52,217	49,794	48,005	51,630	51,019
Tertiary (3)	—	8,736	524	—	1,111	557	—	—
Insolvency	13,436	44,195	73,497	100,040	67,123	20,930	11,145	13,702
Other (4)	—	—	—	11,010	6,726	686	679	490
Total	$136,991	$201,806	$186,550	$241,394	$169,266	$103,769	$95,136	$137,249

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

Liquidity and Capital Resources
We manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of March 31, 2018, cash and cash equivalents totaled $101.4 million. Of the cash and cash equivalent balance as of March 31, 2018, $80.7 million consisted of cash on hand related to foreign operations with indefinitely reinvested earnings. See the "Undistributed Earnings of Foreign Subsidiaries" section below for more information.
At March 31, 2018, we had approximately $2.2 billion in borrowings outstanding with $875.0 million of availability under all our credit facilities (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of March 31, 2018, the amount available to be drawn was $550.0 million. Of the $875.0 million of borrowing availability, $478.5 million was available under our European credit facility and $396.5 million was available under our North American credit facility. Of the $550.0 million available considering borrowing base restrictions, $184.6 million was available under our European credit facility and $365.4 million was available under our North American credit facility. The primary borrowing base under both credit facilities is ERC of the respective finance receivables portfolios. For more information, see Note 5.
An additional funding source is interest-bearing deposits generated in Europe. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $143.5 million as of March 31, 2018). Interest-bearing deposits as of March 31, 2018 were $90.8 million.
We believe we were in compliance with the covenants of our financing arrangements as of March 31, 2018.
We have the ability to slow the purchasing of finance receivables if necessary, with low impact to current year cash collections. For example, we invested $1.1 billion in portfolio purchases in 2017. The portfolios purchased in 2017 generated $175.5 million of cash collections, representing only 11.6% of 2017 cash collections.
Contractual obligations over the next year are primarily related to debt maturities and purchase commitments. Our North American credit facility expires in May 2022. Our European credit facility expires in February 2021. Of our $771.5 million in term loans outstanding at March 31, 2018, $10.0 million is due within one year.
We have in place forward flow commitments for the purchase of nonperforming loans with a maximum purchase price of $351.3 million as of March 31, 2018, of which $348.5 million is over the next 12 months. We may also enter into new or renewed flow commitments and close on spot transactions in addition to the aforementioned flow agreements.
On May 10, 2017, we reached a settlement with the Internal Revenue Service in regards to the assertion that tax revenue recognition using the cost recovery method did not clearly reflect taxable income. Under the settlement, we will utilize a new tax accounting method to recognize net finance receivables revenue effective with tax year 2017. Under the new method, a portion of the annual collections amortizes principal and the remaining portion is taxable income. The deferred tax liability related to the difference in timing between the new method and the cost recovery method will be incorporated evenly into our tax filings over four years effective with tax year 2017. We estimate the related tax payments for future years to be approximately $9.8 million per quarter.
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
Cash Flows Analysis
Our operating activities provided cash of $33.7 million and $32.7 million for the three months ended March 31, 2018 and 2017, respectively. Key drivers of the change included cash collections recognized as revenue, income tax payments and other changes to our income tax payable and receivable accounts. Cash collections recognized as revenue increased $23.2 million, as previously described in the revenues discussion and analysis, and cash paid for income taxes increased $7.3 million. We also had a gain on the sale of subsidiaries of $46.8 million during the three months ended March 31, 2017, which impacted our operating cash flows.
Our investing activities provided cash of $21.2 million and $44.7 million for the three months ended March 31, 2018 and 2017, respectively. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables. Cash used in investing activities is primarily driven by acquisitions of nonperforming loans. The change in net cash provided by investing activities is primarily due to the sale of subsidiaries during the three months ended March 31, 2017, which provided us with net proceeds of $89.1 million; an increase in collections applied to principal on finance receivables, which totaled $208.9 million during the three months ended March 31, 2018, compared to $185.3 million during three months ended March 31,

2017. This was partially offset by a decrease in the amounts of acquisitions of finance receivables, which totaled $165.9 million during the three months ended March 31, 2018, compared to $226.1 million during three months ended March 31, 2017.
Our financing activities used cash of $70.6 million and $90.3 million for the three months ended March 31, 2018 and 2017, respectively. Cash for financing activities is normally provided by draws on our lines of credit. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt. The change in cash used in financing activities for the three months ended March 31, 2018 compared to three months ended March 31, 2017 was primarily due to a decrease in net payments on our lines of credit and long-term debt. During the three months ended March 31, 2018, net payments on our borrowing activities totaled $49.5 million compared to $88.8 million during the three months ended March 31, 2017. Cash used in financing activities was also impacted by distributions paid to noncontrolling interests which totaled $12.5 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively. Additionally, during the the three months ended March 31, 2018 we had a decrease in interest bearing deposits of $6.3 million, compared to an increase of $1.5 million during the three months ended March 31, 2017.
Undistributed Earnings of Foreign Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of foreign subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax and withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of foreign subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed foreign earnings. The amount of cash on hand related to foreign operations with indefinitely reinvested earnings was $80.7 million and $106.0 million as of March 31, 2018 and December 31, 2017, respectively. Refer to Note 8 for further information related to our income taxes and undistributed foreign earnings.
Contractual Obligations
Our contractual obligations as of March 31, 2018 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$49,170	$11,975	$16,873	$11,720	$8,602
Revolving credit (1)	983,756	48,316	555,031	379,910	499
Long-term debt (2)	1,699,132	62,875	826,275	458,945	351,037
Purchase commitments (3)	351,341	351,341	—	—	—
Employment agreements	21,802	7,864	13,938	—	—
Total	$3,105,201	$482,371	$1,412,117	$850,575	$360,138

(1)
This amount includes estimated interest and unused line fees due on our revolving credit and assumes that the outstanding balances on the revolving credit remain constant from the March 31, 2018 balances to maturity.

(2)	This amount includes scheduled interest and principal payments on our term loans and convertible senior notes.

(3)	This amount includes the maximum remaining amount to be purchased under forward flow and other contracts for the purchase of nonperforming loans in the amount of approximately $351.3 million.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Recent Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 11.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are discussed in Note 1 to our Consolidated Financial Statements included in Part II, Item 8 of our 2017 Form 10-K. Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets, and liabilities.
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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.6 billion as of March 31, 2018. Based on our current debt structure, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $4.6 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $6.2 million.
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
The fair value of our interest rate swap agreements was a net asset of $2.6 million at March 31, 2018. A hypothetical 50 basis point decrease in interest rates would cause a decrease in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be a liability of $1.5 million at March 31, 2018. Conversely, a hypothetical 50 basis point increase in interest rates would cause an increase in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be an asset of $8.0 million at March 31, 2018.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. During the three months ended March 31, 2018, we generated $68.6 million of revenues from operations outside the U.S. and used 11 functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of March 31, 2018, refer to Note 9.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our 2017 Form 10-K.
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

10.1
Fourth Amendment and Restatement Agreement to the Term and Multicurrency Revolving Credit Facility Agreement, dated as of January 23, 2018, by and among PRA Group Europe Holding S.à r.l., PRA Group Europe Holding S.à r.l., Luxembourg, Zug Branch and DNB Bank ASA (filed herewith).

10.2	Form of Performance Stock Unit Agreement * (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkable Document
101.LAB	XBRL Taxonomy Extension Label Linkable Document
101.PRE	XBRL Taxonomy Extension Presentation Linkable Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

May 9, 2018	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2018	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)