Form 10-Q
period 2018-06-30
PRA GROUP INC
filed 2018-08-08
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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
Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to h Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☑
The number of shares of the registrant's common stock outstanding as of August 3, 2018 was 45,300,060.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

PRA Group, Inc.
Consolidated Balance Sheets
June 30, 2018 and December 31, 2017
(Amounts in thousands)

	(unaudited)
	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$71,570	$120,516
Investments	80,541	78,290
Finance receivables, net	2,730,395	2,771,921
Other receivables, net	14,688	15,770
Income taxes receivable	12,163	21,686
Net deferred tax asset	62,014	57,529
Property and equipment, net	53,364	49,311
Goodwill	519,811	526,513
Intangible assets, net	18,914	23,572
Other assets	31,650	32,656
Total assets	$3,595,110	$3,697,764
Liabilities and Equity
Liabilities:
Accounts payable	$5,090	$4,992
Accrued expenses	78,852	85,993
Income taxes payable	466	10,771
Net deferred tax liability	140,224	171,185
Interest-bearing deposits	82,613	98,580
Borrowings	2,133,997	2,170,182
Other liabilities	8,061	9,018
Total liabilities	2,449,303	2,550,721
Redeemable noncontrolling interest	8,322	9,534
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 45,300 shares issued and outstanding at June 30, 2018; 100,000 shares authorized, 45,189 shares issued and outstanding at December 31, 2017	453	452
Additional paid-in capital	56,410	53,870
Retained earnings	1,248,396	1,211,632
Accumulated other comprehensive loss	(209,167)	(178,607)
Total stockholders' equity - PRA Group, Inc.	1,096,092	1,087,347
Noncontrolling interest	41,393	50,162
Total equity	1,137,485	1,137,509
Total liabilities and equity	$3,595,110	$3,697,764
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the three and six months ended June 30, 2018 and 2017
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Income recognized on finance receivables	$219,018	$194,164	$437,642	$391,378
Fee income	2,342	6,344	7,669	16,202
Other revenue	158	3,145	315	5,310
Total revenues	221,518	203,653	445,626	412,890

Net allowance charges	(2,834)	(3,321)	(3,759)	(6,000)

Operating expenses:
Compensation and employee services	80,690	66,771	161,927	135,239
Legal collection expenses	29,038	31,202	61,950	62,930
Agency fees	8,138	9,254	16,416	20,054
Outside fees and services	14,565	18,061	28,723	31,346
Communication	10,782	7,254	22,339	16,391
Rent and occupancy	4,003	3,387	8,317	7,170
Depreciation and amortization	4,525	5,041	9,454	10,256
Other operating expenses	11,628	11,046	23,812	21,931
Total operating expenses	163,369	152,016	332,938	305,317
Income from operations	55,315	48,316	108,929	101,573
Other income and (expense):
Gain on sale of subsidiaries	—	1,322	—	48,167
Interest expense, net	(31,124)	(22,506)	(56,905)	(43,763)
Foreign exchange gain/(loss)	1,690	(2,516)	2,983	(337)
Other	(400)	—	(157)	—
Income before income taxes	25,481	24,616	54,850	105,640
Provision for income taxes	3,857	10,766	9,994	42,175
Net income	21,624	13,850	44,856	63,465
Adjustment for net income attributable to noncontrolling interests	2,036	2,177	4,162	3,625
Net income attributable to PRA Group, Inc.	$19,588	$11,673	$40,694	$59,840
Net income per common share attributable to PRA Group, Inc.:
Basic	$0.43	$0.25	$0.90	$1.30
Diluted	$0.43	$0.25	$0.90	$1.29
Weighted average number of shares outstanding:
Basic	45,283	45,941	45,257	46,173
Diluted	45,449	46,060	45,410	46,344
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the three and six months ended June 30, 2018 and 2017
(unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$21,624	$13,850	$44,856	$63,465
Other comprehensive income/(loss):
Change in foreign currency translation	(60,697)	27,022	(30,756)	41,845
Total comprehensive income/(loss)	(39,073)	40,872	14,100	105,310
Comprehensive income/(loss) attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	2,036	2,177	4,162	3,625
Change in foreign currency translation	(7,217)	(2,241)	(196)	(5,886)
Comprehensive income/(loss) attributable to noncontrolling interest	(5,181)	(64)	3,966	(2,261)
Comprehensive income/(loss) attributable to PRA Group, Inc.	$(33,892)	$40,936	$10,134	$107,571
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statement of Changes in Equity
For the six months ended June 30, 2018
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2017	45,189	$452	$53,870	$1,211,632	$(178,607)	$50,162	$1,137,509
Cumulative effect of change in accounting principle - equity securities (1)	—	—	—	(3,930)	—	—	(3,930)
Balance at January 1, 2018	45,189	452	53,870	1,207,702	(178,607)	50,162	1,133,579
Components of comprehensive income:
Net income	—	—	—	40,694	—	4,162	44,856
Foreign currency translation adjustment	—	—	—	—	(30,560)	(196)	(30,756)
Distributions paid to noncontrolling interest	—	—	—	—	—	(12,735)	(12,735)
Vesting of restricted stock	111	1	(1)	—	—	—	—
Share-based compensation expense	—	—	4,561	—	—	—	4,561
Employee stock relinquished for payment of taxes	—	—	(2,020)	—	—	—	(2,020)
Balance at June 30, 2018	45,300	$453	$56,410	$1,248,396	$(209,167)	$41,393	$1,137,485
(1) Relates to the adoption of FASB ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). Refer to Note 3 for further detail.
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2018 and 2017
(unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$44,856	$63,465
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Share-based compensation expense	4,561	4,045
Depreciation and amortization	9,454	10,256
Gain on sale of subsidiaries	—	(48,167)
Amortization of debt discount and issuance costs	10,866	7,527
Deferred tax benefit	(32,805)	(32,852)
Net unrealized foreign currency transaction loss/(gain)	455	(857)
Fair value in earnings for equity securities	(2,781)	—
Other	—	(3,314)
Changes in operating assets and liabilities:
Other assets	(1,685)	(2,673)
Other receivables, net	1,073	880
Accounts payable	145	1,028
Income taxes payable, net	(857)	6,182
Accrued expenses	(5,767)	(12,186)
Other liabilities	(438)	(7,736)
Net cash provided by/(used in) operating activities	27,077	(14,402)
Cash flows from investing activities:
Purchases of property and equipment	(11,303)	(6,854)
Acquisition of finance receivables	(385,823)	(514,036)
Collections applied to principal on finance receivables, net	399,331	369,127
Proceeds from sale of subsidiaries, net	—	92,997
Purchase of investments	(15,171)	(3,569)
Proceeds from sales and maturities of investments	3,519	6,237
Net cash used in investing activities	(9,447)	(56,098)
Cash flows from financing activities:
Proceeds from lines of credit	236,015	653,822
Principal payments on lines of credit	(258,857)	(1,180,458)
Repurchases of common stock	—	(44,909)
Tax withholdings related to share-based payments	(2,020)	(2,331)
Distributions paid to noncontrolling interest	(13,392)	(710)
Principal payments on notes payable and long-term debt	(5,000)	(10,012)
Proceeds from long-term debt	—	310,000
Payments of origination costs and fees	(404)	(18,218)
Net (decrease)/increase in interest-bearing deposits	(8,314)	9,386
Proceeds from convertible debt	—	345,000
Net cash (used in)/provided by financing activities	(51,972)	61,570
Effect of exchange rate on cash	(14,604)	7,399
Net decrease in cash and cash equivalents	(48,946)	(1,531)
Cash and cash equivalents, beginning of period	120,516	94,287
Cash and cash equivalents, end of period	$71,570	$92,756
Supplemental disclosure of cash flow information:
Cash paid for interest	$46,897	$35,564
Cash paid for income taxes	48,522	70,036
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

1. Organization and Business:
As used herein, the terms "PRA Group," "the Company," or similar terms refer to PRA Group, Inc. and its subsidiaries. Refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a listing of other frequently used terms in this Quarterly Report on Form 10-Q.
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
The following table shows the amount of revenue generated for the three and six months ended June 30, 2018 and 2017, respectively, and long-lived assets held at June 30, 2018 and 2017, respectively, both for the U.S., the Company's country of domicile, and outside of the U.S. (amounts in thousands):

	As of and for the		As of and for the
	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$150,937	$46,757	$136,580	$28,517
United Kingdom	24,398	1,817	18,939	2,818
Other (1)	46,183	4,790	48,134	5,197
Total	$221,518	$53,364	$203,653	$36,532

	As of and for the		As of and for the
	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$304,339	$46,757	$281,138	$28,517
United Kingdom	49,178	1,817	37,435	2,818
Other (1)	92,109	4,790	94,317	5,197
Total	$445,626	$53,364	$412,890	$36,532
(1) None of the countries included in "Other" comprise greater than 10% of the Company's consolidated revenues or long-lived assets.
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment. The Company reports revenues earned from nonperforming loan purchasing and collection activities, fee-based services and its investments. It is impracticable for the Company to report further breakdowns of revenues from external customers by product or service.
The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income/(loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's consolidated balance sheet as of June 30, 2018, its consolidated income statements and statements of comprehensive income/(loss) for the three and six months ended June 30, 2018 and 2017, its consolidated statement of changes in equity for the six months ended June 30, 2018, and its consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, have been included. The consolidated income statements of the Company for the three and six months ended June 30, 2018 may not be indicative of future results.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The Company revised the presentation of its consolidated income statements for all reporting periods by reclassifying allowance adjustments to the valuation of its finance receivables as a line item separate from revenues. As a result, the Company no longer includes valuation allowances as part of "Income recognized on finance receivables, net" and reports income recognized on finance receivables gross of valuation allowances. This presentation change had no impact on "Net income per common share attributable to PRA Group, Inc."
Certain prior period amounts have been reclassified for consistency with the current period presentation.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2017 Annual Report on Form 10-K for the year ended December 31, 2017.
2. Finance Receivables, net:
Changes in finance receivables, net for the three and six months ended June 30, 2018 and 2017 were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$2,767,131	$2,366,880	$2,771,921	$2,307,969
Acquisitions of finance receivables (1)	219,631	287,137	384,651	513,534
Foreign currency translation adjustment	(65,917)	50,698	(26,846)	68,507
Cash collections	(406,634)	(374,675)	(833,214)	(754,505)
Income recognized on finance receivables	219,018	194,164	437,642	391,378
Net allowance charges	(2,834)	(3,321)	(3,759)	(6,000)
Balance at end of period	$2,730,395	$2,520,883	$2,730,395	$2,520,883

(1)
Acquisitions of finance receivables are net of buybacks and include certain capitalized acquisition related costs. The buybacks and capitalized acquisition costs are netted against the acquisition of finance receivables when paid and may relate to portfolios purchased in prior periods.

During the three months ended June 30, 2018, the Company purchased finance receivables portfolios with a face value of $2.2 billion for $221.4 million. During the three months ended June 30, 2017, the Company purchased finance receivables portfolios with a face value of $2.0 billion for $295.6 million. During the six months ended June 30, 2018, the Company purchased finance receivables portfolios with a face value of $3.7 billion for $389.7 million. During the six months ended June 30, 2017, the Company purchased finance receivables portfolios with a face value of $3.7 billion for $523.5 million. At June 30, 2018, the estimated remaining collections ("ERC") on the receivables purchased during the three months ended June 30, 2018 and 2017 were $410.9 million and $358.8 million, respectively. At June 30, 2018, the ERC on the receivables purchased during the six months ended June 30, 2018 and 2017 were $697.9 million and $650.4 million, respectively. At June 30, 2018 and 2017, total ERC were $5.7 billion and $5.3 billion, respectively.
At the time of acquisition and each quarter thereafter, the life of each pool is estimated based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, cash collections expected to be applied to principal are estimated to be as follows for the years ending June 30, (amounts in thousands):

2019	$776,690
2020	613,644
2021	471,763
2022	360,509
2023	241,127
2024	148,110
2025	43,039
2026	24,438
2027	15,114
2028	11,637
Thereafter	24,324
Total ERC expected to be applied to principal	$2,730,395

PRA Group, Inc.
Notes to Consolidated Financial Statements

At June 30, 2018, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $80.3 million; at December 31, 2017, the amount was $166.6 million.
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
Changes in accretable yield for the three and six months ended June 30, 2018 and 2017 were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$3,010,546	$2,776,446	$2,932,144	$2,740,006
Income recognized on finance receivables	(219,018)	(194,164)	(437,642)	(391,378)
Net allowance charges	2,834	3,321	3,759	6,000
Additions from portfolio purchases	197,453	185,794	344,285	349,189
Reclassifications from/(to) nonaccretable difference	90,046	(22,450)	202,074	24,628
Foreign currency translation adjustment	(83,262)	54,643	(46,021)	75,145
Balance at end of period	$2,998,599	$2,803,590	$2,998,599	$2,803,590
The following is a summary of activity within the Company's valuation allowance account, all of which relates to acquired nonperforming loans, for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$226,975	$214,413	$225,555	$211,465
Allowance charges	7,395	3,441	14,228	6,149
Reversal of previously recorded allowance charges	(4,561)	(120)	(10,469)	(149)
Net allowance charges	2,834	3,321	3,759	6,000
Foreign currency translation adjustment	(1,526)	1,041	(1,031)	1,310
Ending balance	$228,283	$218,775	$228,283	$218,775
3. Investments:
Investments consisted of the following at June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018	December 31, 2017
Debt securities
Available-for-sale	$5,341	$5,429
Held-to-maturity	50,905	57,204
Equity securities
Private equity funds	7,775	14,248
Mutual funds	16,520	1,409
Total investments	$80,541	$78,290
Debt Securities
Available-for-Sale
Government bonds: The Company's investments in government bonds are classified as available-for-sale and are stated at fair value. Fair value is determined using quoted market prices. Unrealized gains and losses are included in comprehensive income and reported in equity.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Held-to-Maturity
Investments in securitized assets: The Company holds a majority interest in a closed-end Polish investment fund. The investment, which provides a non-guaranteed preferred return based on the expected net income of the portfolios, is accounted for as a beneficial interest in securitized financial assets and stated at amortized cost. The Company has determined it has the ability and intent to hold these certificates until maturity, which occurs when the fund terminates or liquidates its assets. Income is recognized under FASB ASC Topic 325-40, "Beneficial Interest in Securitized Financial Assets" ("ASC 325-40"). Revenues recognized on this investment are recorded in the Other Revenue line item in the consolidated income statements.
Prior to April 1, 2017, income was recognized using the effective yield method. The underlying securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments. Accordingly, it is difficult to accurately predict the final maturity date of this investment. Effective April 1, 2017, the Company determined that it could no longer reasonably forecast the timing of future cash flows and accordingly began using the cost recovery method to recognize income. No revenues were recognized on these investments during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017, revenues recognized on these investments were $0.0 million and $1.4 million, respectively. The unrealized loss on these investments was caused by a change in the timing of the estimated cash flows. As total expected cash flows on these investments exceed the carrying amount, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018.
The amortized cost and estimated fair value of investments in debt securities at June 30, 2018 and December 31, 2017 were as follows (amounts in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,437	$—	$96	$5,341
Held-to-maturity
Securitized assets	50,905	—	12,384	38,521

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,452	$—	$23	$5,429
Held-to-maturity
Securitized assets	57,204	—	14,249	42,955
Equity Securities
Investments in private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 3% interest. In the first quarter of 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), which requires that investments in equity securities be measured at fair value with changes in unrealized gains and losses reported in earnings. Upon adoption of ASU 2016-01, the investments are carried at the fair value reported by the Fund manager. The Company recorded a cumulative effect adjustment of $3.9 million, net of tax, to beginning retained earnings for the unrealized loss on the investment. Prior to 2018, the investments were carried at cost with income recognized in Other Revenue in the consolidated income statements when distributions, up to reported income, were received from the partnerships. The aggregate carrying amount of cost-method investments for which cost exceeded fair value but for which an impairment loss was not recognized was $14.2 million at December 31, 2017.
Mutual funds: The Company invests certain excess funds held in Brazil in a U.S. dollar denominated mutual fund that invests in foreign currency contracts to hedge the risk in variation of the Brazilian real to the U.S. dollar. The investments are carried at fair value based on quoted market prices.
Unrealized gains and losses: The Company recognized unrealized gains of $2.4 million and $2.8 million for the three and six months ended June 30, 2018, respectively, on its equity securities. No securities were sold during the period.

PRA Group, Inc.
Notes to Consolidated Financial Statements

4. Goodwill and Intangible Assets, net:
In connection with the Company's business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets resulting from these acquisitions include client and customer relationships, non-compete agreements, trademarks and technology. The Company performs a review of goodwill as of October 1 of each year or more frequently if indicators of impairment exist.
The following table represents the changes in goodwill for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period:
Goodwill	$544,293	$512,637	$526,513	$506,308
Accumulated impairment loss	—	(6,397)	—	(6,397)
	544,293	506,240	526,513	499,911
Changes:
Foreign currency translation adjustment	(24,482)	9,925	(6,702)	16,254
Net change in goodwill	(24,482)	9,925	(6,702)	16,254

Goodwill	519,811	516,165	519,811	516,165
Accumulated impairment loss	—	—	—	—
Balance at end of period	$519,811	$516,165	$519,811	$516,165
The change in the accumulated impairment loss at June 30, 2018 as compared to June 30, 2017 was related to the June 2017 sale of PRA Location Services, LLC ("PLS").
5. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	June 30, 2018	December 31, 2017
Revolving credit	$818,099	$849,815
Term loans	751,872	764,830
Convertible senior notes	632,500	632,500
	2,202,471	2,247,145
Less: Debt discount and issuance costs	(68,474)	(76,963)
Total	$2,133,997	$2,170,182
The following principal payments are due on the Company's borrowings as of June 30, 2018 for the 12 month periods ending June 30, (amounts in thousands):

2019	$10,000
2020	10,000
2021	1,002,916
2022	834,555
2023	345,000
Thereafter	—
Total	$2,202,471
The Company believes it was in compliance with the covenants of its financing arrangements as of June 30, 2018.

PRA Group, Inc.
Notes to Consolidated Financial Statements

North American Revolving Credit and Term Loan
On May 5, 2017, the Company amended and restated its existing credit agreement (as amended, and modified from time to time, the “North American Credit Agreement”) with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian administrative agent, and a syndicate of lenders named therein. The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.2 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $440.0 million term loan, (ii) a $705.0 million domestic revolving credit facility, and (iii) a $50.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $45.0 million in additional commitments (at the option of the lenders) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sublimit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the North American Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the North American Credit Agreement) plus 0.50%, (b) Bank of America's prime rate, or (c) the one month Eurodollar rate plus 1.00%. Canadian Prime Rate Loans will bear interest at a rate per annum equal to the Canadian Prime Rate plus 1.50%. The revolving credit facilities also bear an unused line fee of 0.375% per annum, payable quarterly in arrears. The loans under the North American Credit Agreement mature May 5, 2022. As of June 30, 2018, the unused portion of the North American Credit Agreement was $330.4 million. Considering borrowing base restrictions, as of June 30, 2018, the amount available to be drawn was $297.7 million.
The North American Credit Agreement is secured by a first priority lien on substantially all of the Company's North American assets. The North American Credit Agreement contains restrictive covenants and events of default including the following:

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
European Revolving Credit Facility and Term Loan
On October 23, 2014, European subsidiaries of the Company ("PRA Europe") entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (such agreement as later amended or modified, the "European Credit Agreement"). In the first quarter of 2018, the Company entered into the Fourth Amendment and Restatement Agreement (the "Fourth Amendment") to its European Credit Agreement which, among other things, expanded the scope of loan portfolios that constitute Approved Loan Portfolios (as defined in the Fourth Amendment). Additionally, other changes to the European Credit Agreement resulting from the Fourth Amendment include: reduced all applicable margins for the interest payable under the multicurrency revolving credit facility by 15 basis points; reduced all applicable margins for the interest payable under the term loan facility by 50 basis points, subject to the lenders’ right to increase the applicable margin by up to 50 basis points if one or more of the lenders elects to syndicate and/or transfer its commitment under the term loan in accordance with the terms of the Fourth Amendment; reduced the maximum permitted amount of interest bearing deposits in AK Nordic AB from SEK 1.5 billion to SEK 1.2 billion; and revised the definitions of ERC and LTV Ratio. Under the terms of the European Credit Agreement, the credit facility includes an aggregate amount of approximately $1.2 billion (subject to the borrowing base), of which 267.0 million EUR (approximately $312.0 million) is a term loan, accrues interest at the Interbank Offered Rate ("IBOR") plus 2.65% - 3.75% under the revolving facility and 3.75% - 4.00% under the term loan facility (as determined by the loan-to-value ratio ("LTV Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.21% per annum, of 35% of the margin, is payable monthly in arrears, and matures February 19, 2021. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears, and also matures February

PRA Group, Inc.
Notes to Consolidated Financial Statements

19, 2021. As of June 30, 2018, the unused portion of the European Credit Agreement (including the overdraft facility) was $546.5 million. Considering borrowing base restrictions and other covenants, as of June 30, 2018, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $197.6 million.
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
Convertible Senior Notes due 2020
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of its 3.00% Convertible Senior Notes due 2020 (the "2020 Notes"). The 2020 Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "2013 Indenture"), between the Company and Regions Bank, as successor trustee. The 2013 Indenture contains customary terms and covenants, including certain events of default after which the 2020 Notes may be due and payable immediately. The 2020 Notes are senior unsecured obligations of the Company. Interest on the 2020 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. Prior to February 1, 2020, the 2020 Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the 2020 Notes will be convertible at any time. The Company does not have the right to redeem the 2020 Notes prior to maturity. As of June 30, 2018, the Company does not believe that any of the conditions allowing holders of the 2020 Notes to convert their notes have occurred.
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
Convertible Senior Notes due 2023
On May 26, 2017, the Company completed the private offering of $345.0 million in aggregate principal amount of its 3.50% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2020 Notes, the "Notes"). The 2023 Notes were issued pursuant to an Indenture, dated May 26, 2017 (the "2017 Indenture"), between the Company and Regions Bank, as trustee. The 2017 Indenture contains customary terms and covenants, including certain events of default after which the 2023 Notes may be due and payable immediately. The 2023 Notes are senior unsecured obligations of the Company. Interest on the 2023 Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year, beginning on December 1, 2017. Prior to March 1, 2023, the 2023 Notes will be convertible only upon the occurrence of specified events. On or after March 1, 2023, the 2023 Notes will be convertible at any time. The Company has the right, at its election, to redeem all or any part of the outstanding 2023 Notes at any time on or after June 1, 2021 for cash, but only if the last reported sale price (as defined in the 2017 Indenture) exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on and including the trading day immediately before the date the Company sends the related redemption notice. As of June 30, 2018, the Company does not believe that any of the conditions allowing holders of the 2023 Notes to convert their notes have occurred.
The conversion rate for the 2023 Notes is initially 21.6275 shares per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $46.24 per share of the Company's common stock, and is subject to adjustment in certain circumstances pursuant to the 2017 Indenture. Upon conversion, holders of the 2023 Notes will receive cash,

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	June 30, 2018	December 31, 2017
Liability component - principal amount	$632,500	$632,500
Unamortized debt discount	(49,756)	(55,537)
Liability component - net carrying amount	$582,744	$576,963
Equity component	$76,216	$76,216
The debt discount is being amortized into interest expense over the remaining life of the 2020 Notes and the 2023 Notes using the effective interest rate, which is 4.92% and 6.20%, respectively.
Interest expense related to the Notes was as follows for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense - stated coupon rate	$5,175	$3,364	$10,350	$5,520
Interest expense - amortization of debt discount	2,904	1,809	5,781	2,964
Total interest expense - convertible senior notes	$8,079	$5,173	$16,131	$8,484
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.
The carrying amounts of the financial instruments in the following table are recorded in the consolidated balance sheets at June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$71,570	$71,570	$120,516	$120,516
Held-to-maturity investments	50,905	38,521	57,204	42,955
Finance receivables, net	2,730,395	3,132,765	2,771,921	3,060,907
Financial liabilities:
Interest-bearing deposits	82,613	82,613	98,580	98,580
Revolving lines of credit	818,099	818,099	849,815	849,815
Term loans	751,872	751,872	764,830	764,830
Convertible senior notes	582,744	647,552	576,963	620,079
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at June 30, 2018 and December 31, 2017 (amounts in thousands):

	Fair Value Measurements as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,341	$—	$—	$5,341
Fair value through net income
Mutual funds	16,520	—	—	16,520
Interest rate swap contracts (recorded in other assets)	—	907	—	907

	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,429	$—	$—	$5,429
Liabilities:
Interest rate swap contracts (recorded in accrued expenses)	—	1,108	—	1,108
Available-for-sale
Government bonds: Fair value of the Company's investment in government bonds is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
Fair value through net income
Mutual funds: Fair value of the Company's investment in mutual funds is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
Interest rate swap contracts: The estimated fair value of the interest rate swap contracts is determined by using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves and other factors. Accordingly, the Company uses Level 2 inputs for its fair value estimates. Effective in Q2 2018, the Company replaced certain swap agreements with new hedges that were eligible for hedge accounting treatment which allows changes in market value to be reflected as adjustments in Other Comprehensive Income. All derivatives to which the Company applied hedge accounting match on all critical terms to the underlying debt instruments and mature in 2020.
Investments measured using net asset value
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe, and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over 1 to 6 years. The fair value of these private equity funds following the Net Asset Value ("NAV") practical expedient was $7.8 million and $8.8 million as of June 30, 2018 and December 31, 2017, respectively.
7. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the

PRA Group, Inc.
Notes to Consolidated Financial Statements

conversion spread is included in the diluted EPS calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72 for the 2020 Notes or $46.24 for the 2023 Notes, neither of which occurred during the respective periods from which the Notes were issued through June 30, 2018. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the three and six months ended June 30, 2018 and 2017 (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2018			2017
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$19,588	45,283	$0.43	$11,673	45,941	$0.25
Dilutive effect of nonvested share awards		166	—		119	—
Diluted EPS	$19,588	45,449	$0.43	$11,673	46,060	$0.25

	For the Six Months Ended June 30,
	2018			2017
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$40,694	45,257	$0.90	$59,840	46,173	$1.30
Dilutive effect of nonvested share awards		153	—		171	(0.01)
Diluted EPS	$40,694	45,410	$0.90	$59,840	46,344	$1.29
There were no antidilutive options outstanding for the three and six months ended June 30, 2018 and 2017.
8. Income Taxes:
The Company follows the guidance of FASB ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
On May 10, 2017, the Company reached a settlement with the Internal Revenue Service ("IRS") in regards to the assertion that tax revenue recognition using the cost recovery method did not clearly reflect taxable income. In accordance with the settlement, the Company's tax accounting method to recognize finance receivables revenue changed effective with tax year 2017. Under the new method, a portion of the annual collections amortizes principal and the remaining portion is taxable income. The deferred tax liability related to the difference in timing between the new method and the cost recovery method will be incorporated evenly into the Company’s tax filings over four years effective with tax year 2017.
On December 22, 2017, the United States government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, the following provisions which are the most relevant to the Company: (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations referred to as Global Intangible Low-Taxed Income (“GILTI”); (5) creating the base erosion anti-abuse tax, a new minimum tax; (6) creating a new limitation on deductible interest expense; and (7) increasing limitations on the deductibility of executive compensation.
The Company had not completed its accounting for the income tax effects of the Tax Act for the tax year ended December 31, 2017, since formal application guidance has not yet been finalized or issued to date. Where the Company has been able to make reasonable estimates of the effects for which its analysis is not yet complete, the Company has recorded provisional amounts in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 118.  Where the Company has not yet

PRA Group, Inc.
Notes to Consolidated Financial Statements

been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the Tax Act.
The Company was able to make reasonable estimates of certain effects and, therefore, recorded provisional amounts in 2017 as follows:

•
Revaluation of deferred tax assets and liabilities:  The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Company evaluated the financial impact and recorded a provisional deferred tax benefit of $73.8 million during the year ended December 31, 2017. The Company will finalize its calculations of the impact upon filing its 2017 U.S. federal tax return.

•
Transition Tax on unrepatriated foreign earnings:  The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of the Company’s foreign subsidiaries. The Company was able to make a reasonable estimate of the Transition Tax and has provisionally recorded no Transition Tax expense.

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
At June 30, 2018, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2013 and subsequent years.
The Company intends for predominantly all foreign earnings to be indefinitely reinvested in its foreign operations. If foreign earnings were repatriated, the Company may need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with indefinitely reinvested earnings was $55.4 million and $106.0 million as of June 30, 2018 and December 31, 2017, respectively.
9. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as potential discretionary bonuses that are based on the attainment of a combination of financial and management goals. At June 30, 2018, estimated future compensation under these agreements was approximately $20.3 million. The agreements also contain confidentiality and non-compete provisions. Outside the U.S., employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $20.3 million total above.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. Future minimum lease payments at June 30, 2018 totaled approximately $53.7 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at June 30, 2018 was approximately $376.1 million.

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at June 30, 2018, where the range of loss can be estimated, was not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities. During the year ended December 31, 2017, the Company recorded $4.0 million in potential recoveries under the Company's insurance policies or third-party indemnities which is included in other receivables, net at June 30, 2018 and December 31, 2017.
The matters described below fall outside of the normal parameters of the Company's routine legal proceedings.
Multi-State Investigation
The Company previously received civil investigative demands from multiple state Attorney General offices ("AGOs") broadly relating to its debt collection practices in the U.S. The Company, which has fully cooperated with the investigation, has discussed potential resolution of the investigation with this coalition of AGOs which could include penalties, restitution and/or the adoption of new practices and controls in the conduct of the Company's business. In these discussions, the AGOs have taken positions with which the Company disagrees. If the Company is unable to resolve its differences with this multi-state coalition, it is possible that individual state AGOs may file claims against the Company. The range of loss, if any, cannot be estimated at this time.
Iris Pounds v. Portfolio Recovery Associates, LLC
On November 21, 2016, Iris Pounds filed suit against the Company in Durham County, North Carolina alleging violations of the North Carolina Prohibited Practices by Collection Agencies Act. The purported class consists of all individuals against whom the Company had obtained a judgment by default in North Carolina on or after October 1, 2009. The Company removed the matter to the United States District Court for the Middle District of North Carolina (the "District Court"), and has filed a motion to dismiss. The District Court has entered an order remanding the matter to the North Carolina state court, which order the Fourth Circuit Court of Appeals affirmed. The Company is seeking review of that decision before the United States Supreme Court. The range of loss, if any, cannot be estimated at this time due to the uncertainty surrounding liability, class certification and the interpretation of statutory damages.

PRA Group, Inc.
Notes to Consolidated Financial Statements

10. Sale of Subsidiaries:
As part of the Company’s strategy to focus on its primary business, the purchase, collection and management of portfolios of nonperforming loans, the Company sold its government services businesses: PRA Government Services, LLC; MuniServices, LLC; and PRA Professional Services, LLC on January 24, 2017, for $91.5 million in cash plus additional consideration for certain balance sheet items. The pre-tax gain on sale was approximately $46.8 million, and was recorded in the first quarter of 2017.
During the second quarter of 2017, the Company sold its vehicle location, skip tracing and collateral recovery business, PLS, for $4.5 million which resulted in a gain on sale of approximately $1.6 million.
11. Recently Issued Accounting Standards:
Recently Issued Accounting Standards Adopted:
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
In January 2016, FASB issued ASU 2016-01, as amended by ASU 2018-03, "Financial Instruments-Overall: Technical Corrections and Improvements", issued in February 2018, which revises the classification and measurement of investments in equity securities. ASU 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value be recognized in net income. However, for equity investments that do not have readily determinable fair values and don’t qualify for the existing practical expedient to estimate fair value using the NAV per share (or its equivalent) of the investment, the guidance provides a new measurement alternative. Entities may choose to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted ASU 2016-01 in the first quarter of 2018, which resulted in a cumulative effect adjustment of $3.9 million, net of tax, to retained earnings for the unrealized loss on its equity investments.
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
In January 2017, FASB issued ASU-2017-01, "Business Combinations - Clarifying the Definition of a Business (Topic 805)" ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is expected to reduce the number of transactions that need to be further evaluated as businesses. The guidance applies to transactions that occur on or after an entity’s adoption date, the earliest of which is January 1, 2017. The Company adopted ASU 2017-01 in the first quarter of 2018 which had no material impact on its consolidated financial statements.
In May 2017, FASB issued ASU No. 2017-09, "Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09"). ASU 2017-09 clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-09 in the first quarter of 2018 which had no material impact on its consolidated financial statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). ASU 2017-12 modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in ASU 2017-12 are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. The Company elected to early adopt the ASU 2017-12 in the second quarter of 2018 which had no material impact on its consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted:
In February 2016, FASB issued ASU 2016-02, "Leases (Topic 842) Section A - Leases: Amendments to the FASB Account Standards Codification" ("ASU 2016-02"). ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. It is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, using a modified retrospective approach and early adoption is permitted. The Company has approximately $53.7 million in operating lease obligations as disclosed in its contractual obligations table in Part I, Item 2 of this Quarterly Report on Form 10-Q and is in the process of evaluating those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. The Company does not plan to adopt the standard early.
In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13"). ASU 2016-13 requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses rather than incurred losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. ASU 2016-13 supersedes ASC Topic 310-30, which the Company currently follows to account for income recognized on its finance receivables. For existing pools at adoption date and accounted for previously under 310-30, a prospective transition approach should be used where the amortized cost will be adjusted to reflect any required allowances resulting from any change in estimated cash flows whether favorable or unfavorable in the current period. An entity will also be permitted to accrete the remaining noncredit discount into interest income. The Company expects that ASU 2016-13 will have a significant impact on how it measures and records income recognized on its finance receivables and is in the process of evaluating the impact of adoption on its consolidated financial statements including accounting policy, implementation options and software to facilitate.
In August 2016, FASB issued ASU 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)" ("ASU 2016-15"). ASU 2016-15 reduces diversity in practice of how certain transactions are classified in the statement of cash flows. The new guidance clarifies the classification of cash activity related to debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions received from equity-method investments, and beneficial interests in securitization transactions. The guidance also describes a predominance principle in which cash flows with aspects of more than one class that cannot be separated should be classified based on the activity that is likely to be the predominant source or use of cash flow. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period, but requires all elements of the amendments to be adopted at once rather than individually. The new standard must be adopted using a retrospective transition method. The Company does not expect the adoption of ASU 2016-15 will have a material impact on its consolidated financial statements.
In January 2017, FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 eliminates Step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is in the process of evaluating the impact of adoption of ASU 2017-04 on its consolidated financial statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income (loss) are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income (loss) to retained earnings (accumulated deficit) for stranded income tax effects resulting from the 2017 Tax Cuts and Jobs Act. The amendments in this ASU also require certain disclosures about stranded income tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company’s provisional adjustments recorded during the year ended December 31, 2017 to account for the impact of the Tax Act did not result in stranded tax effects. The Company does not anticipate the adoption of this standard will have a material impact on its consolidated financial statements.
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

•
investigations or enforcement actions by governmental authorities, including the Bureau of Consumer Financial Protection ("BCFP"), which could result in changes to our business practices; negatively impact our portfolio purchasing volume; make collection of account balances more difficult or expose us to the risk of fines, penalties, restitution payments, and litigation;

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
You should carefully consider the factors listed above and review the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the "Risk Factors" section and "Business" section of our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K").
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
We are headquartered in Norfolk, Virginia, and as of June 30, 2018 employ 5,747 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA."
Results of Operations
The results of operations include the financial results of the Company and all of its subsidiaries. The following table sets forth consolidated income statement amounts as a percentage of total revenues for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
Revenues:
Income recognized on finance receivables	$219,018	98.9%	$194,164	95.3%	$437,642	98.2%	$391,378	94.8%
Fee income	2,342	1.1	6,344	3.1	7,669	1.7	16,202	3.9
Other revenue	158	—	3,145	1.6	315	0.1	5,310	1.3
Total revenues	221,518	100.0	203,653	100.0	445,626	100.0	412,890	100.0

Net allowance charges	(2,834)	(1.3)	(3,321)	(1.6)	(3,759)	(0.8)	(6,000)	(1.5)

Operating expenses:
Compensation and employee services	80,690	36.4	66,771	32.8	161,927	36.3	135,239	32.8
Legal collection expenses	29,038	13.1	31,202	15.3	61,950	13.9	62,930	15.2
Agency fees	8,138	3.7	9,254	4.5	16,416	3.7	20,054	4.9
Outside fees and services	14,565	6.6	18,061	8.9	28,723	6.5	31,346	7.6
Communication	10,782	4.9	7,254	3.6	22,339	5.0	16,391	4.0
Rent and occupancy	4,003	1.8	3,387	1.7	8,317	1.9	7,170	1.7
Depreciation and amortization	4,525	2.0	5,041	2.5	9,454	2.1	10,256	2.5
Other operating expenses	11,628	5.2	11,046	5.4	23,812	5.4	21,931	5.2
Total operating expenses	163,369	73.7	152,016	74.7	332,938	74.8	305,317	73.9
Income from operations	55,315	25.0	48,316	23.7	108,929	24.4	101,573	24.6
Other income and (expense):
Gain on sale of subsidiaries	—	—	1,322	0.6	—	—	48,167	11.7
Interest expense, net	(31,124)	(14.1)	(22,506)	(11.0)	(56,905)	(12.8)	(43,763)	(10.6)
Foreign exchange gain/(loss)	1,690	0.8	(2,516)	(1.2)	2,983	0.7	(337)	(0.1)
Other	(400)	(0.2)	—	—	(157)		—
Income before income taxes	25,481	11.5	24,616	12.1	54,850	12.3	105,640	25.6
Provision for income taxes	3,857	1.7	10,766	5.3	9,994	2.2	42,175	10.2
Net income	21,624	9.8	13,850	6.8	44,856	10.1	63,465	15.4
Adjustment for net income attributable to noncontrolling interests	2,036	0.9	2,177	1.1	4,162	1.0	3,625	0.9
Net income attributable to PRA Group, Inc.	$19,588	8.9%	$11,673	5.7%	$40,694	9.1%	$59,840	14.5%

Three Months Ended June 30, 2018 Compared To Three Months Ended June 30, 2017
Revenues
Total revenues were $221.5 million for the three months ended June 30, 2018, an increase of $17.8 million, or 8.7%, compared to total revenues of $203.7 million for the three months ended June 30, 2017.
A summary of how our revenues were generated during the three months ended June 30, 2018 and 2017 is as follows (amounts in thousands):

	For the Three Months Ended June 30,
	2018	2017
Cash collections	$406,634	$374,675
Principal amortization	(187,616)	(180,511)
Income recognized on finance receivables	219,018	194,164
Fee income	2,342	6,344
Other revenue	158	3,145
Total revenues	$221,518	$203,653
Income Recognized on Finance Receivables, net
We have revised the presentation of our consolidated income statements for all reporting periods by reclassifying allowance adjustments to the valuation of our finance receivables as a line item separate from revenues. As a result, we no longer include valuation allowances as part of "Income recognized on finance receivables, net" on the face of the income statement and report income recognized on finance receivables gross of valuation allowances. The table below reconciles our revised presentation to what has been disclosed historically as total income recognized on our finance receivables net of any valuation allowances taken during the reporting period.

	For the Three Months Ended June 30,
	2018	2017
Income recognized on finance receivables	$219,018	$194,164
Net allowance charges	(2,834)	(3,321)
Income recognized on finance receivables, net	$216,184	$190,843
Income recognized on finance receivables, net was $216.2 million for the three months ended June 30, 2018, an increase of $25.4 million, or 13.3%, compared to $190.8 million for the three months ended June 30, 2017. The increase was primarily the result of overperformance on select Americas Core and European Core portfolios which resulted in yield increases on certain pools, a decrease in net allowance charges, and the impact of record Americas Core and Americas Insolvency buying in 2017.
Cash collections were $406.6 million in the three months ended June 30, 2018, an increase of $31.9 million, or 8.5%, compared to $374.7 million for the three months ended June 30, 2017. The increase was primarily attributable to increased cash collections on our Americas Core and European Core portfolios, which increased $16.7 million and $10.2 million, respectively. Additionally, our Americas Insolvency and European Insolvency cash collections increased $2.9 million and $2.1 million, respectively. Cash collections on fully amortized pools were $14.6 million in the three months ended June 30, 2018, an increase of $1.9 million or 15.0%, compared to $12.7 million in the three months ended June 30, 2017. Cash collections on pools on cost recovery were $7.7 million in the three months ended June 30, 2018, a decrease of $0.6 million or 7.2%, compared to $8.3 million in the three months ended June 30, 2017.
Net allowance charges are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended June 30, 2018, we recorded net allowance charges of $2.8 million, consisting of $3.3 million and $0.2 million on our Americas Core and Americas Insolvency portfolios, respectively, partially offset by net allowance reversals of $0.7 million on our European Core portfolios. For the three months ended June 30, 2017, we recorded net allowance charges of $3.3 million consisting of $1.4 million, $1.0 million, and $0.9 million on our Americas Core, Americas Insolvency and our European portfolios, respectively.
During the three months ended June 30, 2018, we reclassified $90.0 million from nonaccretable difference to accretable yield primarily due to increased cash collection forecasts relating to certain Americas Core and European Core pools. During the three months ended June 30, 2017, we reclassified $22.5 million to nonaccretable difference from accretable yield primarily due to decreased cash collection forecasts relating mainly to certain European pools.
Fee Income
Fee income was $2.3 million in the three months ended June 30, 2018, a decrease of $4.0 million or 63.5%, compared to $6.3 million in the three months ended June 30, 2017. This was primarily due to the sale of PRA Location Services, LLC ("PLS") in June 2017 and a decrease in revenue generated by Claims Compensation Bureau, LLC ("CCB"). The decrease in revenue from CCB is due primarily to smaller distributions of class action settlements during the three months ended June 30, 2018 as compared to the prior year period.
Other Revenue
Other revenue was $0.2 million in the three months ended June 30, 2018, a decline of $2.9 million or 93.5%, compared to $3.1 million in the three months ended June 30, 2017. The decline was primarily due to a decrease in revenue generated by our investments.
Operating Expenses
Total operating expenses were $163.4 million for the three months ended June 30, 2018, an increase of $11.4 million or 7.5%, compared to operating expenses of $152.0 million for the three months ended June 30, 2017.
Compensation and Employee Services
Compensation and employee services expenses were $80.7 million for the three months ended June 30, 2018, an increase of $13.9 million, or 20.8%, compared to $66.8 million for the three months ended June 30, 2017. Compensation expense increased primarily as a result of larger average staff sizes, partially offset by a decrease resulting from the sale of PLS in June 2017. As part of our strategy to expand our domestic collector workforce, in the U.S., we have hired approximately 850 new collectors, net of attrition, since June 30, 2017. Total full-time equivalents increased to 5,747 as of June 30, 2018, compared to 4,512 as of June 30, 2017.
Legal Collection Expenses
Legal collection expenses primarily consist of costs paid to courts where a lawsuit is filed and contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection expenses were $29.0 million for the three months ended June 30, 2018, a decrease of $2.2 million or 7.1%, compared to legal collection expenses of $31.2 million for the three months ended June 30, 2017. The decrease was primarily due to a decrease in legal fees paid to third-party attorneys. Our fees paid to third-party attorneys were $10.3 million for the three months ended June 30, 2018, a decrease of $1.7 million or 14.2% compared to $12.0 million for the three months ended June 30, 2017. None of the remaining variance was attributable to any significant identifiable items.
Agency Fees
Agency fees primarily represent third-party collection fees, primarily outside the U.S. Prior to the sale of PLS in June 2017, agency fees also included costs paid to repossession agents to repossess vehicles. Agency fees were $8.1 million for the three months ended June 30, 2018, a decrease of $1.2 million or 12.9%, compared to $9.3 million for the three months ended June 30, 2017. The decrease was primarily due to the impact of the sale of PLS.
Outside Fees and Services
Outside fees and services expenses were $14.6 million for the three months ended June 30, 2018, a decrease of $3.5 million or 19.3%, compared to outside fees and services expenses of $18.1 million for the three months ended June 30, 2017. The decrease was primarily the result of a $4.5 million decline in corporate legal expenses partially offset by a $0.9 million increase in accounting and other consulting fees. None of the remaining variance was attributable to any significant identifiable items.
Communication
Communication expenses were $10.8 million for the three months ended June 30, 2018, an increase of $3.5 million or 47.9%, compared to communication expenses of $7.3 million for the three months ended June 30, 2017. These increases are primarily the result of costs associated with additional letters and increased calling efforts.
Rent and Occupancy
Rent and occupancy expenses were $4.0 million for the three months ended June 30, 2018, an increase of $0.6 million or 17.6%, compared to rent and occupancy expense of $3.4 million for the three months ended June 30, 2017. The increase was primarily due to the opening of two new call centers in the U.S. in the fourth quarter of 2017.

Depreciation and Amortization
Depreciation and amortization expenses were $4.5 million for the three months ended June 30, 2018, a decrease of $0.5 million, or 10.0%, compared to depreciation and amortization expenses of $5.0 million for the three months ended June 30, 2017. The decrease was primarily due to the impact of the sale of PLS in June 2017.
Other Operating Expenses
Other operating expenses were $11.6 million for the three months ended June 30, 2018, an increase of $0.6 million, or 5.5%, compared to other operating expenses of $11.0 million for the three months ended June 30, 2017. None of the variance was attributable to any significant identifiable items.
Gain on Sale of Subsidiaries
Gain on sale of subsidiaries was $1.3 million for the three months ended June 30, 2017 as the direct result of the June 2017 sale of PLS.
Interest Expense, Net
Interest expense, net was $31.1 million during the three months ended June 30, 2018, an increase of $8.6 million or 38.2%, compared to $22.5 million for the three months ended June 30, 2017. The increase was primarily due to higher levels of average borrowings outstanding, higher average interest rates during the three months ended June 30, 2018, and the change in fair value of our interest rate swap agreements, as compared to the three months ended June 30, 2017.
Interest expense, net consisted of the following for the three months ended June 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended June 30,
	2018	2017	Change
Stated interest on debt obligations and unused line fees	$20,213	$17,591	$2,622
Coupon interest on convertible debt	5,175	3,364	1,811
Amortization of convertible debt discount	2,904	1,809	1,095
Amortization of loan fees and other loan costs	2,532	2,636	(104)
Change in fair value on interest rate swap agreements	972	(1,578)	2,550
Interest income	(672)	(1,316)	644
Interest expense, net	$31,124	$22,506	$8,618
Net Foreign Currency Transaction Gains/(Losses)
Net foreign currency transaction gains were $1.7 million for the three months ended June 30, 2018, compared to net foreign currency transaction losses of $2.5 million for the three months ended June 30, 2017. In any given period, we may incur foreign currency transactions gains or losses from transactions in currencies other than the functional currency.
Other Expense
Other expense was $0.4 million and $0.0 million during the three months ended June 30, 2018 and June 30, 2017, respectively. None of the variance was attributable to any significant identifiable items.
Provision for Income Taxes
Provision for income taxes was $3.9 million for the three months ended June 30, 2018, a decrease of $6.9 million, or 63.9%, compared to provision for income taxes of $10.8 million for the three months ended June 30, 2017. The decrease was primarily due to a decrease in our effective tax rate. During the three months ended June 30, 2018, our effective tax rate was 15.1%, compared to 43.7% for the three months ended June 30, 2017. The decrease was due to the effects of U.S. tax reform, primarily the reduction of the U.S. Federal income tax rate from 35% to 21%, changes in the mix of projected taxable income between tax jurisdictions, and a decrease in the estimated blended rate for U.S. state deferred taxes due to state apportionment. This decrease was partially offset by an increase of $0.9 million in income before income taxes for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared To Six Months Ended June 30, 2017
Revenues
Total revenues were $445.6 million for the six months ended June 30, 2018, an increase of $32.7 million, or 7.9%, compared to total revenues of $412.9 million for the six months ended June 30, 2017.
A summary of how our revenues were generated during the six months ended June 30, 2018 and 2017 is as follows (amounts in thousands):

	For the Six Months Ended June 30,
	2018	2017
Cash collections	$833,214	$754,505
Principal amortization	(395,572)	(363,127)
Income recognized on finance receivables	437,642	391,378
Fee income	7,669	16,202
Other revenue	315	5,310
Total revenues	$445,626	$412,890
Income Recognized on Finance Receivables, net
We have revised the presentation of our consolidated income statements for all reporting periods by reclassifying allowance adjustments to the valuation of our finance receivables as a line item separate from revenues. As a result, we no longer include valuation allowances as part of "Income recognized on finance receivables, net" on the face of the income statement and report income recognized on finance receivables gross of valuation allowances. The table below reconciles our revised presentation to what has been disclosed historically as total income recognized on our finance receivables net of any valuation allowances taken during the reporting period.

	For the Six Months Ended June 30,
	2018	2017
Income recognized on finance receivables	$437,642	$391,378
Net allowance charges	(3,759)	(6,000)
Income recognized on finance receivables, net	$433,883	$385,378
Income recognized on finance receivables, net was $433.9 million for the six months ended June 30, 2018, an increase of $48.5 million, or 12.6%, compared to $385.4 million for the six months ended June 30, 2017. The increase was primarily the result of overperformance on select Americas Core and European Core portfolios which resulted in yield increases on certain pools, a decrease in net allowance charges, and the impact of elevated Americas Core and Americas Insolvency buying in 2017. This was partially offset by a decline in income generated by our Americas Insolvency portfolios due primarily to lower volume of purchasing during fiscal years 2014 to 2016.
Cash collections were $833.2 million for the six months ended June 30, 2018, compared to $754.5 million for the six months ended June 30, 2017, an increase of $78.7 million, or 10.4%. The increase was primarily attributable to increased cash collections on our Americas Core and European Core portfolios, which increased $36.0 million and $30.3 million, respectively. Additionally, our Americas Insolvency and European Insolvency cash collections increased $8.4 million and $4.0 million, respectively. Cash collections on fully amortized pools were $30.2 million in the six months ended June 30, 2018, up $4.0 million or 15.3%, compared to $26.2 million in the six months ended June 30, 2017. Cash collections on pools on cost recovery were $25.2 million in the six months ended June 30, 2018, up $8.3 million or 49.1%, compared to $16.9 million in the six months ended June 30, 2017.
For the six months ended June 30, 2018, we recorded net allowance charges of $3.8 million, consisting of $2.7 million on our Americas Core portfolios and $0.4 million on our Americas Insolvency portfolios. We also recorded net allowance charges of $0.6 million on our European portfolios. For the six months ended June 30, 2017, we recorded net allowance charges of $6.0 million. On our Americas Core and Insolvency portfolios, we recorded net allowance charges of $2.3 million and $1.2 million, respectively. We also recorded net allowance charges of $2.5 million on our European portfolios.
During the six months ended June 30, 2018, the Company reclassified $202.1 million from nonaccretable difference to accretable yield primarily due to increased cash collection forecasts relating to certain Americas Core and European Core pools. During the six months ended June 30, 2017, the Company reclassified $24.6 million from nonaccretable difference to accretable yield primarily due to increased cash collection forecasts relating to certain Americas Core pools partially offset by decreased cash collection forecasts relating mainly to certain European pools.
Fee Income
Fee income was $7.7 million in the six months ended June 30, 2018, a decrease of $8.5 million or 52.5%, compared to $16.2 million in the six months ended June 30, 2017, primarily due to a decrease in fee income resulting from the sale of our government services businesses in January 2017 and the sale of PLS in June 2017. This decrease was partially offset by an increase in fee income generated by CCB.
Other Revenue
Other revenue decreased to $0.3 million in the six months ended June 30, 2018 from $5.3 million in the six months ended June 30, 2017, primarily due to a decrease in revenue generated by our investments.
Operating Expenses
Operating expenses were $332.9 million for the six months ended June 30, 2018, an increase of $27.6 million or 9.0%, compared to operating expenses of $305.3 million for the six months ended June 30, 2017.
Compensation and Employee Services
Compensation and employee services expenses were $161.9 million for the six months ended June 30, 2018, an increase of $26.7 million, or 19.7% compared to compensation and employee services expenses of $135.2 million for the six months ended June 30, 2017. Compensation expense increased primarily as a result of larger average staff sizes, partially offset by a decrease resulting from the sale of our government services businesses in January 2017 and the sale of PLS in June 2017. As part of our strategy to expand our domestic collector workforce, in the U.S., we have hired approximately 850 new collectors, net of attrition, since June 30, 2017. Total full-time equivalents increased to 5,747 as of June 30, 2018, compared to 4,512 as of June 30, 2017.
Legal Collection Expenses
Legal collection expenses were $62.0 million for the six months ended June 30, 2018, a decrease of $0.9 million, or 1.4%, compared to legal collection expenses of $62.9 million for the six months ended June 30, 2017. The decrease was primarily due to a decrease in legal fees paid to third-party attorneys. Our fees paid to third-party attorneys were $21.0 million for the six months ended June 30, 2018, a decrease of $2.2 million or 9.5% compared to $23.2 million for the six months ended June 30, 2017. This decrease was offset by an increase in costs paid to courts where a lawsuit is filed mainly related to the expansion of the number of accounts brought into the legal channel in the Americas during the six months ended June 30, 2018. Our costs paid to courts were $40.5 million for the six months ended June 30, 2018, an increase of $1.6 million or 4.1% compared to $38.9 million for the six months ended June 30, 2017.
Agency Fees
Agency fees were $16.4 million for the six months ended June 30, 2018, compared to $20.1 million for the six months ended June 30, 2017. The decrease was primarily due to the impact of the sale of PLS in June 2017.
Outside Fees and Services
Outside fees and services expenses were $28.7 million for the six months ended June 30, 2018, a decrease of $2.6 million, or 8.3%, compared to outside fees and services expenses of $31.3 million for the six months ended June 30, 2017. The decrease was primarily the result of a $4.8 million decrease in corporate legal expenses, partially offset by a $0.9 million increase in consulting and other outside professional fees and a $0.5 million increase in payment processing fees and database fees. None of the remaining variance was attributable to any significant identifiable items.
Communication
Communication expenses were $22.3 million for the six months ended June 30, 2018, an increase of $5.9 million, or 36.0%, compared to communication expenses of $16.4 million for the six months ended June 30, 2017. These increases are primarily the result of costs associated with additional letters and increased calling efforts.
Rent and Occupancy
Rent and occupancy expenses were $8.3 million for the six months ended June 30, 2018, an increase of $1.1 million, or 15.3%, compared to rent and occupancy expenses of $7.2 million for the six months ended June 30, 2017. The increase was primarily due to the opening of two new call centers in the U.S. in the fourth quarter of 2017, partially offset by a decline in rent and occupancy expenses incurred as a result of the sale of our government services businesses in January 2017 and the sale of PLS in June 2017.

Depreciation and Amortization
Depreciation and amortization expenses were $9.5 million for the six months ended June 30, 2018, a decrease of $0.8 million, or 7.8%, compared to depreciation and amortization expenses of $10.3 million for the six months ended June 30, 2017. The decrease was primarily due to the impact of the sale of our government services businesses in January 2017 and the sale of PLS in June 2017.
Other Operating Expenses
Other operating expenses were $23.8 million for the six months ended June 30, 2018, an increase of $1.9 million, or 8.7%, compared to other operating expenses of $21.9 million for the six months ended June 30, 2017. None of the variance was attributable to any significant identifiable items.
Gain on Sale of Subsidiaries
Gain on sale of subsidiaries was $48.2 million for the six months ended June 30, 2017 due to the January 2017 sale of our government services businesses and the June 2017 sale of PLS.
Interest Expense, Net
Interest expense, net was $56.9 million for the six months ended June 30, 2018, an increase of $13.1 million or 29.9%, compared to $43.8 million for the six months ended June 30, 2017. The increase was primarily due to higher levels of average borrowings outstanding and higher average interest rates during the six months ended June 30, 2018, partially offset by a decrease in interest expense caused by the change in fair value of our interest rate swaps, as compared to the three months ended June 30, 2017.
Interest expense, net consisted of the following for the six months ended June 30, 2018 and 2017 (amounts in thousands):

	Six months ended June 30,
	2018	2017	Change
Stated interest on debt obligations and unused line fees	$40,256	$34,918	$5,338
Coupon interest on convertible debt	10,350	5,520	4,830
Amortization of convertible debt discount	5,781	2,964	2,817
Amortization of loan fees and other loan costs	5,085	4,564	521
Change in fair value on interest rate swap agreements	(2,701)	(1,420)	(1,281)
Interest income	(1,866)	(2,783)	917
Interest expense, net	$56,905	$43,763	$13,142
Net Foreign Currency Transaction (Losses)/Gains
Net foreign currency transaction gains were $3.0 million for the six months ended June 30, 2018, compared to net foreign currency transaction losses of $0.3 million for the six months ended June 30, 2017. In any given period, our foreign entities conduct operations in currencies different from their functional currency which generate foreign currency transaction gains and losses.
Other Expense
Other expense was $0.2 million and $0.0 million during the six months ended June 30, 2018 and June 30, 2017, respectively. None of the variance was attributable to any significant identifiable items.
Provision for Income Taxes
Provision for income taxes was $10.0 million for the six months ended June 30, 2018, a decrease of $32.2 million, or 76.3%, compared to provision for income taxes of $42.2 million for the six months ended June 30, 2017. The decrease was primarily due to a decrease in our effective tax rate and a decrease in income before income taxes. During the six months ended June 30, 2018, our effective tax rate was 18.2%, compared to 39.9% for the six months ended June 30, 2017. The decrease was due to the effects of U.S. tax reform, primarily the reduction of the U.S. Federal income tax rate from 35% to 21%, changes in the mix of projected taxable income between tax jurisdictions and a decrease in the estimated blended rate for U.S. state deferred taxes due to state apportionment. During the six months ended June 30, 2018, our income before income taxes declined $50.7 million or 48.0%, compared to the six months ended June 30, 2017. The decline was mainly attributable to the $48.2 million gain recognized during the six months ended June 30, 2017, related to the sale of our government services businesses and PLS.

Supplemental Performance Data
Finance Receivables Portfolio Performance
The following tables show certain data related to our finance receivables portfolios. Certain adjustments, as noted in the footnotes to these tables, have been made to reduce the impact of foreign currency fluctuations on ERC and purchase price multiples.
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
Within a given portfolio type, to the extent that lower purchase price multiples are the result of more competitive pricing and lower net yields, this will generally lead to higher amortization rates and lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to increase. Profitability within given Core portfolio types may also be impacted by the age and quality of the receivables, which impact the cost to collect those accounts. Fresher accounts, for example, typically carry lower associated collection expenses, while older accounts and lower balance accounts typically carry higher costs and as a result require higher purchase price multiples to achieve the same net profitability as fresher paper.
Revenue recognition under Financial Accounting Standards Board ("FASB") Accounting Standards Codification 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"), is driven by estimates of total collections as well as the timing of those collections. We record new portfolio purchases based on our best estimate of the cash flows expected at acquisition, which reflects the uncertainties inherent in the purchase of nonperforming loans and the results of our underwriting process. Subsequent to the initial booking, as we gain collection experience and confidence with a pool of accounts, we regularly update ERC. As a result, our estimate of total collections has often increased as pools have aged. These processes have tended to cause the ratio of ERC to purchase price for any given year of buying to gradually increase over time. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from purchase than a pool that was just two years from purchase.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of receivables.
We hold a majority interest in a closed-end Polish investment fund that purchases and services nonperforming loans. Our investment in this fund is classified in our Consolidated Balance Sheets as "Investments" and as such is not included in the following tables. The estimated remaining collections of the portfolios held by the closed-end Polish investment fund, expected to be received by us, was $67.6 million at June 30, 2018.

Purchase Price Multiples as of June 30, 2018 Amounts in thousands

Purchase Period	Purchase Price (1)(2)	Net Finance Receivables (3)	ERC-Historical Period Exchange Rates (4)	Total Estimated Collections (5)	ERC-Current Period Exchange Rates (6)	Current Estimated Purchase Price Multiple	Original Estimated Purchase Price Multiple (7)
Americas-Core
1996-2007	$638,460	$6,655	$28,406	$2,047,430	$28,406	321%	240%
2008	166,433	3,336	13,043	375,006	13,043	225%	220%
2009	125,154	788	25,851	459,031	25,851	367%	252%
2010	148,202	5,119	43,391	536,258	43,391	362%	247%
2011	209,616	11,996	63,692	728,313	63,692	347%	245%
2012	254,203	22,736	90,688	680,572	90,688	268%	226%
2013	391,171	64,381	204,428	979,588	204,428	250%	211%
2014	405,574	107,304	297,048	982,178	293,600	242%	204%
2015	444,428	158,456	363,693	965,312	363,624	217%	205%
2016	455,441	230,383	524,023	1,022,709	517,436	225%	201%
2017	535,233	433,064	845,371	1,096,828	841,527	205%	193%
2018	315,220	309,301	604,828	630,470	602,543	200%	200%
Subtotal	4,089,135	1,353,519	3,104,462	10,503,695	3,088,229
Americas-Insolvency
1996-2007	132,917	—	400	197,059	400	148%	148%
2008	108,549	—	428	168,619	428	155%	163%
2009	155,989	—	1,590	470,694	1,590	302%	214%
2010	208,946	—	2,855	547,385	2,855	262%	184%
2011	180,441	—	968	368,695	968	204%	155%
2012	251,427	—	1,157	389,322	1,157	155%	136%
2013	227,905	1,883	12,999	356,377	12,999	156%	133%
2014	148,715	15,141	27,470	213,010	27,425	143%	124%
2015	63,191	23,645	30,600	82,306	30,600	130%	125%
2016	92,291	40,206	49,510	112,408	49,469	122%	123%
2017	275,652	193,563	239,828	339,368	239,828	123%	125%
2018	30,158	29,982	37,712	38,346	37,712	127%	127%
Subtotal	1,876,181	304,420	405,517	3,283,589	405,431
Total Americas	5,965,316	1,657,939	3,509,979	13,787,284	3,493,660
Europe-Core
2012	20,425	—	1,874	38,528	1,522	189%	187%
2013	20,352	313	1,137	23,745	906	117%	119%
2014	797,468	278,173	1,011,964	2,153,039	892,283	270%	208%
2015	422,557	214,465	460,690	750,863	425,791	178%	160%
2016	348,853	256,048	428,191	581,851	443,421	167%	167%
2017	250,037	214,488	317,340	364,472	318,255	146%	144%
2018	36,719	34,017	49,806	52,096	48,392	142%	142%
Subtotal	1,896,411	997,504	2,271,002	3,964,594	2,130,570
Europe-Insolvency
2014	10,876	1,465	4,042	18,102	3,743	166%	129%
2015	19,408	6,503	12,913	29,151	11,501	150%	139%
2016	42,215	23,467	35,026	60,613	35,592	144%	130%
2017	38,836	35,927	45,205	49,836	45,150	128%	128%
2018	7,970	7,590	9,609	9,711	9,236	122%	122%
Subtotal	119,305	74,952	106,795	167,413	105,222
Total Europe	2,015,716	1,072,456	2,377,797	4,132,007	2,235,792
Total PRA Group	$7,981,032	$2,730,395	$5,887,776	$17,919,291	$5,729,452

(1)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(3)	For our international amounts, Net Finance Receivables are presented at the June 30, 2018 exchange rate.

(4)	For our international amounts, ERC-Historical Period Exchange Rates is presented at the period-end exchange rate for the respective quarter of purchase.

(5)	For our international amounts, TEC is presented at the period-end exchange rate for the respective quarter of purchase.

(6)	For our international amounts, ERC-Current Period Exchange Rates is presented at the June 30, 2018 exchange rate.

(7)	The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information Year-to-date as of June 30, 2018 Amounts in thousands

Purchase Period	Purchase Price (1)(2)	Cash Collections (3)	Gross Revenue (3)	Amortization (3)	Allowance (3)	Net Revenue (3)(4)	Net Finance Receivables as of June 30, 2018(5)
Americas-Core
1996-2007	$638,460	$5,631	$4,448	$1,183	$(620)	$5,068	$6,655
2008	166,433	2,623	1,181	1,442	(400)	1,581	3,336
2009	125,154	4,560	4,414	146	125	4,289	788
2010	148,202	6,194	5,001	1,193	(2,805)	7,806	5,119
2011	209,616	12,273	10,346	1,927	(745)	11,091	11,996
2012	254,203	15,906	9,882	6,024	(3,515)	13,397	22,736
2013	391,171	32,003	22,814	9,189	3,780	19,034	64,381
2014	405,574	47,477	32,765	14,712	5,565	27,200	107,304
2015	444,428	73,092	40,061	33,031	106	39,955	158,456
2016	455,441	111,140	60,424	50,716	816	59,608	230,383
2017	535,233	143,546	81,210	62,336	380	80,830	433,064
2018	315,220	25,544	20,366	5,178	—	20,366	309,301
Subtotal	4,089,135	479,989	292,912	187,077	2,687	290,225	1,353,519
Americas-Insolvency
1996-2007	132,917	93	93	—	—	93	—
2008	108,549	117	117	—	—	117	—
2009	155,989	458	458	—	—	458	—
2010	208,946	854	854	—	—	854	—
2011	180,441	924	924	—	—	924	—
2012	251,427	2,895	2,895	—	—	2,895	—
2013	227,905	15,408	9,686	5,722	—	9,686	1,883
2014	148,715	15,684	4,003	11,681	—	4,003	15,141
2015	63,191	10,277	1,705	8,572	—	1,705	23,645
2016	92,291	13,551	2,285	11,266	434	1,851	40,206
2017	275,652	50,448	8,247	42,201	—	8,247	193,563
2018	30,158	634	458	176	—	458	29,982
Subtotal	1,876,181	111,343	31,725	79,618	434	31,291	304,420
Total Americas	5,965,316	591,332	324,637	266,695	3,121	321,516	1,657,939
Europe-Core
2012	20,425	1,064	1,067	(3)	—	1,067	—
2013	20,352	715	479	236	—	479	313
2014	797,468	110,074	66,134	43,940	(738)	66,872	278,173
2015	422,557	43,723	17,875	25,848	(1,372)	19,247	214,465
2016	348,853	38,661	14,234	24,427	2,748	11,486	256,048
2017	250,037	30,967	7,185	23,782	—	7,185	214,488
2018	36,719	2,264	548	1,716	—	548	34,017
Subtotal	1,896,411	227,468	107,522	119,946	638	106,884	997,504
Europe-Insolvency
2014	10,876	1,439	765	674	—	765	1,465
2015	19,408	2,554	949	1,605	—	949	6,503
2016	42,215	6,801	2,561	4,240	—	2,561	23,467
2017	38,836	3,521	1,179	2,342	—	1,179	35,927
2018	7,970	99	29	70	—	29	7,590
Subtotal	119,305	14,414	5,483	8,931	—	5,483	74,952
Total Europe	2,015,716	241,882	113,005	128,877	638	112,367	1,072,456
Total PRA Group	$7,981,032	$833,214	$437,642	$395,572	$3,759	$433,883	$2,730,395

(1)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(3)	For our international amounts, amounts are presented using the average exchange rates during the current reporting period.

(4)	Net Revenue refers to income recognized on finance receivables, net of allowance charges/(reversals).

(5)	For our international amounts, net finance receivables are presented at the June 30, 2018 exchange rate.

The following table, which excludes any proceeds from cash sales of finance receivables, illustrates historical cash collections, by year, on our portfolios.
Cash Collections by Year, By Year of Purchase (1) as of June 30, 2018 Amounts in thousands

		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996- 2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total
Americas-Core
1996-2007	$638,460	$1,096,153	$222,628	$168,849	$137,689	$115,551	$89,405	$63,955	$45,247	$32,491	$20,745	$13,427	$5,631	$2,011,771
2008	166,433	—	47,253	72,080	62,363	53,654	42,850	31,307	21,027	13,786	8,989	6,031	2,623	361,963
2009	125,154	—	—	40,703	95,627	84,339	69,385	51,121	35,555	24,896	16,000	10,994	4,560	433,180
2010	148,202	—	—	—	47,076	113,554	109,873	82,014	55,946	38,110	24,515	15,587	6,194	492,869
2011	209,616	—	—	—	—	61,971	174,461	152,908	108,513	73,793	48,711	31,991	12,273	664,621
2012	254,203	—	—	—	—	—	56,901	173,589	146,198	97,267	59,981	40,042	15,906	589,884
2013	391,171	—	—	—	—	—	—	101,614	247,849	194,026	120,789	78,880	32,003	775,161
2014	405,574	—	—	—	—	—	—	—	92,660	253,448	170,311	114,219	47,477	678,115
2015	444,428	—	—	—	—	—	—	—	—	116,951	228,432	185,898	73,092	604,373
2016	455,441	—	—	—	—	—	—	—	—	—	138,723	256,531	111,140	506,394
2017	535,233	—	—	—	—	—	—	—	—	—	—	107,327	143,546	250,873
2018	315,220	—	—	—	—	—	—	—	—	—	—	—	25,544	25,544
Subtotal	4,089,135	1,096,153	269,881	281,632	342,755	429,069	542,875	656,508	752,995	844,768	837,196	860,927	479,989	7,394,748
Americas-Insolvency
1996-2007	132,917	61,154	42,794	33,842	27,347	18,234	8,574	1,884	1,151	802	463	321	93	196,659
2008	108,549	—	14,024	35,894	37,974	35,690	28,956	11,650	1,884	1,034	635	332	117	168,190
2009	155,989	—	—	16,635	81,780	102,780	107,888	95,725	53,945	5,781	2,531	1,581	458	469,104
2010	208,946	—	—	—	39,486	104,499	125,020	121,717	101,873	43,649	5,008	2,425	854	544,531
2011	180,441	—	—	—	—	15,218	66,379	82,752	85,816	76,915	35,996	3,726	924	367,726
2012	251,427	—	—	—	—	—	17,388	103,610	94,141	80,079	60,715	29,337	2,895	388,165
2013	227,905	—	—	—	—	—	—	52,528	82,596	81,679	63,386	47,781	15,408	343,378
2014	148,715	—	—	—	—	—	—	—	37,045	50,880	44,313	37,350	15,684	185,272
2015	63,191	—	—	—	—	—	—	—	—	3,395	17,892	20,143	10,277	51,707
2016	92,291	—	—	—	—	—	—	—	—	—	18,869	30,426	13,551	62,846
2017	275,652	—	—	—	—	—	—	—	—	—	—	49,093	50,448	99,541
2018	30,158	—	—	—	—	—	—	—	—	—	—	—	634	634
Subtotal	1,876,181	61,154	56,818	86,371	186,587	276,421	354,205	469,866	458,451	344,214	249,808	222,515	111,343	2,877,753
Total Americas	5,965,316	1,157,307	326,699	368,003	529,342	705,490	897,080	1,126,374	1,211,446	1,188,982	1,087,004	1,083,442	591,332	10,272,501
Europe-Core
2012	20,425	—	—	—	—	—	11,604	8,995	5,641	3,175	2,198	2,038	1,064	34,715
2013	20,352	—	—	—	—	—	—	7,068	8,540	2,347	1,326	1,239	715	21,235
2014	797,468	—	—	—	—	—	—	—	153,180	291,980	246,365	220,765	110,074	1,022,364
2015	422,557	—	—	—	—	—	—	—	—	45,760	100,263	86,156	43,723	275,902
2016	348,853	—	—	—	—	—	—	—	—	—	40,368	78,915	38,661	157,944
2017	250,037	—	—	—	—	—	—	—	—	—	—	17,894	30,967	48,861
2018	36,719	—	—	—	—	—	—	—	—	—	—	—	2,264	2,264
Subtotal	1,896,411	—	—	—	—	—	11,604	16,063	167,361	343,262	390,520	407,007	227,468	1,563,285
Europe-Insolvency
2014	10,876	—	—	—	—	—	—	—	5	4,297	3,921	3,207	1,439	12,869
2015	19,408	—	—	—	—	—	—	—	—	2,954	4,366	5,013	2,554	14,887
2016	42,215	—	—	—	—	—	—	—	—	—	6,175	12,703	6,801	25,679
2017	38,836	—	—	—	—	—	—	—	—	—	—	1,233	3,521	4,754
2018	7,970	—	—	—	—	—	—	—	—	—	—	—	99	99
Subtotal	119,305	—	—	—	—	—	—	—	5	7,251	14,462	22,156	14,414	58,288
Total Europe	2,015,716	—	—	—	—	—	11,604	16,063	167,366	350,513	404,982	429,163	241,882	1,621,573
Total PRA Group	$7,981,032	$1,157,307	$326,699	$368,003	$529,342	$705,490	$908,684	$1,142,437	$1,378,812	$1,539,495	$1,491,986	$1,512,605	$833,214	$11,894,074

(1)	For our international amounts, cash collections are presented using the average exchange rates during the cash collection period.

(2)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(3)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

Estimated Remaining Collections
The following chart shows our ERC by geographical region at June 30, 2018 (amounts in millions).
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
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.
Cash Collections by Geography and Type Amounts in thousands

	2018		2017				2016
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Americas-Core	$233,752	$246,237	$204,245	$212,756	$217,020	$226,906	$193,360	$210,524
Americas-Insolvency	56,063	55,280	59,103	60,436	53,163	49,813	52,988	60,429
Europe-Core	109,359	118,109	107,124	102,681	99,121	98,081	97,429	96,028
Europe-Insolvency	7,460	6,954	5,794	5,961	5,371	5,030	4,974	4,719
Total Cash Collections	$406,634	$426,580	$376,266	$381,834	$374,675	$379,830	$348,751	$371,700
The following table provides additional details on the composition of our U.S. Core cash collections for the periods indicated.
U.S. Core Portfolio Cash Collections by Source Amounts in thousands

	2018		2017				2016
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Call Center and Other Collections	$143,527	$155,448	$120,349	$123,009	$122,780	$127,368	$103,595	$115,454
External Legal Collections	40,631	38,891	31,960	35,042	37,863	40,267	35,231	36,415
Internal Legal Collections	32,532	33,423	31,154	31,761	32,511	34,937	31,458	33,206
Total US-Core Cash Collections	$216,690	$227,762	$183,463	$189,812	$193,154	$202,572	$170,284	$185,075

Collections Productivity (U.S. Portfolio)
The following tables display certain collections productivity measures.
Cash Collections per Collector Hour Paid U.S. Portfolio

	Total U.S. core cash collections (1)
	2018	2017	2016	2015	2014
First Quarter	$176	$254	$274	$247	$223
Second Quarter	152	202	269	245	220
Third Quarter	—	191	281	250	217
Fourth Quarter	—	170	248	239	203

	Call center and other cash collections (2)
	2018	2017	2016	2015	2014
First Quarter	$121	$161	$168	$143	$119
Second Quarter	101	129	167	141	107
Third Quarter	—	125	177	145	112
Fourth Quarter	—	112	153	139	110

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

The following table displays our quarterly portfolio purchases for the periods indicated.
Portfolio Purchases by Geography and Type Amounts in thousands

	2018		2017				2016
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Americas-Core	$182,768	$131,427	$160,278	$115,572	$144,871	$115,166	$91,800	$95,452
Americas-Insolvency	16,651	13,436	44,195	73,497	100,040	67,123	20,929	16,760
Europe-Core	19,403	18,000	152,417	14,695	42,876	39,505	80,129	34,240
Europe-Insolvency	2,577	5,392	17,698	7,146	7,860	6,020	6,943	14,803
Total Portfolio Purchasing	$221,399	$168,255	$374,588	$210,910	$295,647	$227,814	$199,801	$161,255
Portfolio Purchases by Stratifications (U.S. Only)
The following table categorizes our quarterly U.S. portfolio purchases for the periods indicated into major asset type and delinquency category. Over the past 20 plus years, we have acquired more than 49 million customer accounts in the U.S. alone.
U.S. Portfolio Purchases by Major Asset Type Amounts in thousand

	2018		2017				2016
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Major Credit Cards	$100,160	$84,858	$87,895	$54,892	$65,177	$57,615	$35,306	$38,858
Consumer Finance	4,098	3,558	2,360	3,308	7,354	7,987	5,678	1,309
Private Label Credit Cards	82,406	47,962	90,332	78,609	101,162	73,473	56,681	54,969
Auto Related	427	613	21,219	49,741	67,701	30,191	6,104	—
Total	$187,091	$136,991	$201,806	$186,550	$241,394	$169,266	$103,769	$95,136
U.S. Portfolio Purchases by Delinquency Category Amounts in thousand

	2018		2017				2016
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Fresh (1)	$80,976	$71,067	$76,910	$67,540	$73,813	$43,786	$30,919	$30,114
Primary (2)	34,166	3,290	23,100	1,623	4,314	726	2,672	1,568
Secondary (3)	55,299	49,198	48,865	43,366	52,217	49,794	48,005	51,630
Tertiary (3)	—	—	8,736	524	—	1,111	557	—
Insolvency	16,650	13,436	44,195	73,497	100,040	67,123	20,930	11,145
Other (4)	—	—	—	—	11,010	6,726	686	679
Total	$187,091	$136,991	$201,806	$186,550	$241,394	$169,266	$103,769	$95,136

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

Liquidity and Capital Resources
We manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of June 30, 2018, cash and cash equivalents totaled $71.6 million. Of the cash and cash equivalent balance as of June 30, 2018, $55.4 million consisted of cash on hand related to foreign operations with indefinitely reinvested earnings. See the "Undistributed Earnings of Foreign Subsidiaries" section below for more information.
At June 30, 2018, we had approximately $2.1 billion in borrowings outstanding with $876.9 million of availability under all our credit facilities (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of June 30, 2018, the amount available to be drawn was $495.3 million. Of the $876.9 million of borrowing availability, $546.5 million was available under our European credit facility and $330.4 million was available under our North American credit facility. Of the $495.3 million available considering borrowing base restrictions, $197.6 million was available under our European credit facility and $297.7 million was available under our North American credit facility. For more information, see Note 5 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
An additional funding source is interest-bearing deposits generated in Europe. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $133.7 million as of June 30, 2018). Interest-bearing deposits as of June 30, 2018 were $82.6 million.
We believe we were in compliance with the covenants of our financing arrangements as of June 30, 2018.
We have the ability to slow the purchasing of finance receivables if necessary, with low impact to current year cash collections. For example, we invested $1.1 billion in portfolio purchases in 2017. The portfolios purchased in 2017 generated $175.5 million of cash collections, representing only 11.6% of 2017 cash collections.
Contractual obligations over the next year are primarily related to debt maturities and purchase commitments. Our North American credit facility expires in May 2022. Our European credit facility expires in February 2021. Of our $751.9 million in term loans outstanding at June 30, 2018, $10.0 million is due within one year.
We have in place forward flow commitments for the purchase of nonperforming loans with a maximum purchase price of $376.1 million as of June 30, 2018. We may also enter into new or renewed flow commitments and close on spot transactions in addition to the aforementioned flow agreements.
On May 10, 2017, we reached a settlement with the Internal Revenue Service in regards to the assertion that tax revenue recognition using the cost recovery method did not clearly reflect taxable income. In accordance with the settlement, our tax accounting method to recognize finance receivables revenue changed effective with tax year 2017. Under the new method, a portion of the annual collections amortizes principal and the remaining portion is taxable income. The deferred tax liability related to the difference in timing between the new method and the cost recovery method will be incorporated evenly into our tax filings over four years effective with tax year 2017. We estimate the related tax payments for future years to be approximately $9.8 million per quarter.
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
Cash Flows Analysis
Our operating activities provided cash of $27.1 million and used cash of $14.4 million for the six months ended June 30, 2018 and 2017, respectively. Key drivers of the change included cash collections recognized as revenue, income tax payments and other changes to our income tax payable and receivable accounts. Cash collections recognized as revenue increased $48.5 million, as previously described in the revenues discussion and analysis, and cash paid for income taxes decreased $21.5 million.
Our investing activities used cash of $9.4 million and $56.1 million for the six months ended June 30, 2018 and 2017, respectively. Cash used in investing activities is primarily driven by acquisitions of nonperforming loans. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables, net. The change in net cash used in investing activities is primarily due a decrease in the amounts of acquisitions of finance receivables, which totaled $385.8 million during the six months ended June 30, 2018, compared to $514.0 million during six months ended June 30, 2017. This was partially offset by the sale of subsidiaries during the six months ended June 30, 2017, which provided us with net proceeds of $93.0 million, and an increase in collections applied to principal on finance receivables, net, which totaled $399.3 million during the six months ended June 30, 2018, compared to $369.1 million during six months ended June 30, 2017.

Our financing activities used cash of $52.0 million and provided cash of $61.6 million for the six months ended June 30, 2018 and 2017, respectively. Cash for financing activities is normally provided by draws on our lines of credit and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt. The change in cash provided by/(used in) financing activities for the six months ended June 30, 2018 compared to six months ended June 30, 2017 was primarily due to a decrease in net payments on our lines of credit and long-term debt. During the six months ended June 30, 2018, net payments on our borrowing activities totaled $27.8 million compared to net draws of $118.4 million during the six months ended June 30, 2017. Cash used in financing activities was also impacted by repurchases of common stock and distributions paid to noncontrolling interests. Repurchases of our common stock totaled $0 during the six months ended June 30, 2018 compared to $44.9 million during the six months ended June 30, 2017. Distributions paid to noncontrolling interests totaled $13.4 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively. Additionally, during the the six months ended June 30, 2018 we had a decrease in interest bearing deposits of $8.3 million, compared to an increase of $9.4 million during the six months ended June 30, 2017.
Undistributed Earnings of Foreign Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of foreign subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax and withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of foreign subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed foreign earnings. The amount of cash on hand related to foreign operations with indefinitely reinvested earnings was $55.4 million and $106.0 million as of June 30, 2018 and December 31, 2017, respectively. Refer to Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information related to our income taxes and undistributed foreign earnings.
Contractual Obligations
Our contractual obligations as of June 30, 2018 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$53,730	$11,730	$20,037	$12,344	$9,619
Revolving credit (1)	976,791	49,598	907,610	19,460	123
Long-term debt (2)	1,659,052	63,013	798,228	797,811	—
Purchase commitments (3)	376,125	376,125	—	—	—
Employment agreements	20,335	8,628	11,707	—	—
Total	$3,086,033	$509,094	$1,737,582	$829,615	$9,742

(1)
This amount includes estimated interest and unused line fees due on our revolving credit and assumes that the outstanding balances on the revolving credit remain constant from the June 30, 2018 balances to maturity.

(2)	This amount includes scheduled interest and principal payments on our term loans and convertible senior notes.

(3)	This amount includes the maximum remaining amount to be purchased under forward flow and other contracts for the purchase of nonperforming loans in the amount of approximately $376.1 million.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Recent Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 11 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

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
Revenue Recognition - Finance Receivables
We account for our investment in finance receivables under the guidance of ASC 310-30. Revenue recognition for finance receivables accounted for under ASC 310-30 involves the use of estimates and the exercise of judgment on the part of management. These estimates include projections of the quantity and timing of future cash flows and economic lives of our pools of finance receivables. Significant changes in such estimates could result in increased revenue via yield increases which are recognized prospectively or increased allowance charges resulting from decreased cash flow estimates which are recognized immediately.
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
We follow the guidance of FASB ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. Accordingly, we record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.6 billion as of June 30, 2018. Based on our current debt structure, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $5.5 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $6.7 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European credit facility, we have entered into interest rate swap agreements for a portion of our borrowings under our floating rate financing arrangements. Further, effective in the second quarter of 2018, we replaced certain swap agreements with new hedges that were eligible for hedge accounting treatment which allows changes in market value to be reflected as adjustments in Other Comprehensive Income. All derivatives to which we have applied hedge accounting match on all critical terms to the underlying debt instruments and mature in 2020. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate swap agreements.
The fair value of our interest rate swap agreements was a net asset of $0.9 million at June 30, 2018. A hypothetical 50 basis point decrease in interest rates would cause a decrease in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be a liability of $1.7 million at June 30, 2018. Conversely, a hypothetical 50 basis point increase in interest rates would cause an increase in the estimated fair value of our interest rate swap agreements and the resulting estimated fair value would be an asset of $4.1 million at June 30, 2018.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. During the three months ended June 30, 2018, we generated $70.6 million of revenues from operations outside the U.S. and used 11 functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of June 30, 2018, refer to Note 9 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
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

10.1	First Amended Executive Chairman Agreement dated as of May 18, 2018, by and between PRA Group, Inc., and Steven D. Fredrickson* (filed herewith).
10.2	Settlement Agreement dated June 4, 2018 among PRA Group (UK) Limited and Tikendra Patel* (filed herewith).
10.3	Service Agreement dated February 19, 2014 between Aktiv Kapital UK LTD and Tikendra Patel* (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkable Document
101.LAB	XBRL Taxonomy Extension Label Linkable Document
101.PRE	XBRL Taxonomy Extension Presentation Linkable Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

August 7, 2018	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2018	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)