Form 10-Q
period 2018-09-30
PRA GROUP INC
filed 2018-11-09
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑   NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES  ☑   NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☑
The number of shares of the registrant's common stock outstanding as of November 2, 2018 was 45,303,302.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

PRA Group, Inc.
Consolidated Balance Sheets
September 30, 2018 and December 31, 2017
(Amounts in thousands)

	(unaudited)
	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$114,176	$120,516
Investments	21,750	78,290
Finance receivables, net	2,819,345	2,771,921
Other receivables, net	9,067	15,770
Income taxes receivable	8,912	21,686
Net deferred tax asset	64,793	57,529
Property and equipment, net	55,010	49,311
Goodwill	519,045	526,513
Intangible assets, net	17,369	23,572
Other assets	27,296	32,656
Total assets	$3,656,763	$3,697,764
Liabilities and Equity
Liabilities:
Accounts payable	$3,773	$4,992
Accrued expenses	81,445	85,993
Income taxes payable	13,408	10,771
Net deferred tax liability	120,990	171,185
Interest-bearing deposits	79,282	98,580
Borrowings	2,194,687	2,170,182
Other liabilities	8,474	9,018
Total liabilities	2,502,059	2,550,721
Redeemable noncontrolling interest	6,955	9,534
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 45,303 shares issued and outstanding at September 30, 2018; 100,000 shares authorized, 45,189 shares issued and outstanding at December 31, 2017	453	452
Additional paid-in capital	58,713	53,870
Retained earnings	1,258,323	1,211,632
Accumulated other comprehensive loss	(213,078)	(178,607)
Total stockholders' equity - PRA Group, Inc.	1,104,411	1,087,347
Noncontrolling interest	43,338	50,162
Total equity	1,147,749	1,137,509
Total liabilities and equity	$3,656,763	$3,697,764
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the three and nine months ended September 30, 2018 and 2017
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Income recognized on finance receivables	$223,228	$200,660	$660,870	$592,038
Fee income	2,561	2,671	10,230	18,873
Other revenue	99	1,091	414	6,401
Total revenues	225,888	204,422	671,514	617,312

Net allowance charges	(8,285)	(3,412)	(12,044)	(9,412)

Operating expenses:
Compensation and employee services	78,350	68,541	240,277	203,780
Legal collection fees	10,428	10,065	31,440	33,290
Legal collection costs	30,769	17,561	71,707	57,266
Agency fees	8,350	7,599	24,766	27,653
Outside fees and services	15,701	15,631	44,424	46,977
Communication	10,240	8,713	32,579	25,104
Rent and occupancy	4,270	3,668	12,587	10,838
Depreciation and amortization	4,776	4,841	14,230	15,097
Other operating expenses	10,602	10,140	34,414	32,071
Total operating expenses	173,486	146,759	506,424	452,076
Income from operations	44,117	54,251	153,046	155,824
Other income and (expense):
Gain on sale of subsidiaries	—	307	—	48,474
Interest expense, net	(30,624)	(25,899)	(87,529)	(69,662)
Foreign exchange gain/(loss)	626	(1,084)	3,609	(1,421)
Other	222	—	65	—
Income before income taxes	14,341	27,575	69,191	133,215
Provision for income taxes	1,789	10,682	11,783	52,857
Net income	12,552	16,893	57,408	80,358
Adjustment for net income attributable to noncontrolling interests	2,625	1,338	6,787	4,963
Net income attributable to PRA Group, Inc.	$9,927	$15,555	$50,621	$75,395
Net income per common share attributable to PRA Group, Inc.:
Basic	$0.22	$0.34	$1.12	$1.64
Diluted	$0.22	$0.34	$1.11	$1.64
Weighted average number of shares outstanding:
Basic	45,302	45,168	45,272	45,838
Diluted	45,440	45,286	45,420	45,991
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the three and nine months ended September 30, 2018 and 2017
(unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$12,552	$16,893	$57,408	$80,358
Other comprehensive (loss)/income:
Change in foreign currency translation	(5,851)	39,548	(36,607)	81,393
Total comprehensive income	6,701	56,441	20,801	161,751
Comprehensive income/(loss) attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	2,625	1,338	6,787	4,963
Change in foreign currency translation	(1,940)	1,730	(2,136)	(4,156)
Comprehensive income attributable to noncontrolling interest	685	3,068	4,651	807
Comprehensive income attributable to PRA Group, Inc.	$6,016	$53,373	$16,150	$160,944
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statement of Changes in Equity
For the nine months ended September 30, 2018
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2017	45,189	$452	$53,870	$1,211,632	$(178,607)	$50,162	$1,137,509
Cumulative effect of change in accounting principle - equity securities (1)	—	—	—	(3,930)	—	—	(3,930)
Balance at January 1, 2018	45,189	452	53,870	1,207,702	(178,607)	50,162	1,133,579
Components of comprehensive income:
Net income	—	—	—	50,621	—	6,787	57,408
Foreign currency translation adjustment	—	—	—	—	(34,471)	(2,136)	(36,607)
Distributions paid to noncontrolling interest	—	—	—	—	—	(13,304)	(13,304)
Purchase of noncontrolling interest	—	—	—	—	—	1,829	1,829
Vesting of restricted stock	114	1	(1)	—	—	—	—
Share-based compensation expense	—	—	6,922	—	—	—	6,922
Employee stock relinquished for payment of taxes	—	—	(2,078)	—	—	—	(2,078)
Balance at September 30, 2018	45,303	$453	$58,713	$1,258,323	$(213,078)	$43,338	$1,147,749
(1) Relates to the adoption of FASB ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). Refer to Note 3 for further detail.
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2018 and 2017
(unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$57,408	$80,358
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Share-based compensation expense	6,922	6,263
Depreciation and amortization	14,230	15,097
Gain on sale of subsidiaries	—	(48,474)
Amortization of debt discount and issuance costs	16,348	12,828
Deferred tax benefit	(56,988)	(49,974)
Net unrealized foreign currency transaction (gain)/loss	(162)	1,303
Fair value in earnings for equity securities	(3,523)	—
Net allowance charges	12,044	9,412
Other	—	(3,113)
Changes in operating assets and liabilities:
Other assets	3,461	(274)
Other receivables, net	2,690	1,342
Accounts payable	(1,152)	1,242
Income taxes payable, net	17,603	(10,692)
Accrued expenses	(959)	(7,198)
Other liabilities	153	(9,628)
Net cash provided by/(used in) operating activities	68,075	(1,508)
Cash flows from investing activities:
Purchases of property and equipment	(16,755)	(10,054)
Acquisition of finance receivables	(621,501)	(718,553)
Collections applied to principal on finance receivables	561,626	544,301
Cash received upon consolidation of Polish investment fund	17,531	—
Proceeds from sale of subsidiaries, net	—	93,304
Purchase of investments	(24,392)	(3,569)
Proceeds from sales and maturities of investments	20,855	7,482
Net cash used in investing activities	(62,636)	(87,089)
Cash flows from financing activities:
Proceeds from lines of credit	375,794	905,841
Principal payments on lines of credit	(334,307)	(1,392,176)
Repurchases of common stock	—	(44,909)
Tax withholdings related to share-based payments	(2,078)	(2,428)
Distributions paid to noncontrolling interest	(13,960)	(1,429)
Purchase of noncontrolling interest	(1,664)	—
Principal payments on notes payable and long-term debt	(7,500)	(12,515)
Proceeds from long-term debt	—	310,000
Payments of origination costs and fees	(404)	(18,240)
Net (decrease)/increase in interest-bearing deposits	(12,244)	10,140
Proceeds from convertible debt	—	345,000
Net cash provided by financing activities	3,637	99,284
Effect of exchange rate on cash	(15,416)	8,780
Net (decrease)/increase in cash and cash equivalents	(6,340)	19,467
Cash and cash equivalents, beginning of period	120,516	94,287
Cash and cash equivalents, end of period	$114,176	$113,754
Supplemental disclosure of cash flow information:
Cash paid for interest	$70,701	$60,229
Cash paid for income taxes	56,109	114,603
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
The following table shows the amount of revenue generated for the three and nine months ended September 30, 2018 and 2017, respectively, and long-lived assets held at September 30, 2018 and 2017, respectively, both for the U.S., the Company's country of domicile, and outside of the U.S. (amounts in thousands):

	As of and for the		As of and for the
	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$154,594	$48,664	$138,848	$28,585
United Kingdom	24,472	1,768	20,638	2,675
Other (1)	46,822	4,578	44,936	5,168
Total	$225,888	$55,010	$204,422	$36,428

	As of and for the		As of and for the
	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$458,933	$48,664	$419,986	$28,585
United Kingdom	74,027	1,768	58,177	2,675
Other (1)	138,554	4,578	139,149	5,168
Total	$671,514	$55,010	$617,312	$36,428
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
The accompanying interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income/(loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's consolidated balance sheet as of September 30, 2018, its consolidated income statements and statements of comprehensive income/(loss) for the three and nine months ended September 30, 2018 and 2017, its consolidated statement of changes in equity for the nine months ended September 30, 2018, and its consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, have been included. The consolidated income statements of the Company for the three and nine months ended September 30, 2018 may not be indicative of future results.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The Company revised the presentation of its consolidated income statements for all reporting periods by reclassifying allowance adjustments to the valuation of its finance receivables as a line item separate from revenues. As a result, the Company no longer includes valuation allowances as part of "Income recognized on finance receivables, net" and reports income recognized on finance receivables gross of valuation allowances. This presentation change had no impact on "Net income per common share attributable to PRA Group, Inc." The Company also revised the presentation in its consolidated statement of cash flows for all reporting periods by reclassifying allowance charges on its finance receivables from investing activities to operating activities. This presentation change had no other impact on the Company's consolidated financial statements.
Certain prior period amounts have been reclassified for consistency with the current period presentation.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2017 Annual Report on Form 10-K for the year ended December 31, 2017.
2. Finance Receivables, net:
Changes in finance receivables, net for the three and nine months ended September 30, 2018 and 2017 were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$2,730,395	$2,520,883	$2,771,921	$2,307,969
Acquisitions of finance receivables (1)	236,786	203,052	621,437	716,586
Addition relating to consolidation of Polish investment fund (See Note 3)	34,871	—	34,871	—
Foreign currency translation adjustment	(8,368)	38,482	(35,214)	106,989
Cash collections	(389,282)	(381,834)	(1,222,496)	(1,136,339)
Income recognized on finance receivables	223,228	200,660	660,870	592,038
Net allowance charges	(8,285)	(3,412)	(12,044)	(9,412)
Balance at end of period	$2,819,345	$2,577,831	$2,819,345	$2,577,831

(1)
Acquisitions of finance receivables are portfolio purchases that are net of buybacks and include certain capitalized acquisition related costs. The buybacks and capitalized acquisition costs are netted against the acquisition of finance receivables when paid and may relate to portfolios purchased in prior periods.

During the three months ended September 30, 2018, the Company acquired finance receivables portfolios with a face value of $2.2 billion for $273.1 million. During the three months ended September 30, 2017, the Company acquired finance receivables portfolios with a face value of $1.4 billion for $210.9 million. During the nine months ended September 30, 2018, the Company acquired finance receivables portfolios with a face value of $6.0 billion for $662.8 million. During the nine months ended September 30, 2017, the Company acquired finance receivables portfolios with a face value of $5.1 billion for $734.4 million. At September 30, 2018, the estimated remaining collections ("ERC") on the receivables acquired during the three months ended September 30, 2018 and 2017 were $478.8 million and $257.3 million, respectively. At September 30, 2018, the ERC on the receivables acquired during the nine months ended September 30, 2018 and 2017 were $1.1 billion and $0.9 billion, respectively. At September 30, 2018 and 2017, ERC were $5.8 billion and $5.4 billion, respectively.
At the time of acquisition and each quarter thereafter, the life of each pool is estimated based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, cash collections expected to be applied to principal are estimated to be as follows for the twelve-month periods ending September 30, (amounts in thousands):

PRA Group, Inc.
Notes to Consolidated Financial Statements

2019	$784,656
2020	658,898
2021	503,858
2022	367,995
2023	221,032
2024	133,002
2025	54,056
2026	32,171
2027	19,840
2028	15,174
Thereafter	28,663
Total ERC expected to be applied to principal	$2,819,345
At September 30, 2018, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $73.1 million; at December 31, 2017, the amount was $166.6 million.
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
Changes in accretable yield for the three and nine months ended September 30, 2018 and 2017 were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$2,998,599	$2,803,590	$2,932,144	$2,740,006
Income recognized on finance receivables	(223,228)	(200,660)	(660,870)	(592,038)
Net allowance charges	8,285	3,412	12,044	9,412
Additions from portfolio purchases (1)	217,108	127,829	561,393	477,018
Reclassifications from nonaccretable difference	2,678	68,715	204,752	93,343
Foreign currency translation adjustment	(11,132)	43,231	(57,153)	118,376
Balance at end of period	$2,992,310	$2,846,117	$2,992,310	$2,846,117
(1) Also includes accretable yield additions resulting from the consolidation of a Polish investment fund.
The following is a summary of activity within the Company's valuation allowance account, all of which relates to acquired nonperforming loans, for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$228,283	$218,775	$225,555	$211,465
Allowance charges	10,149	3,824	24,377	9,973
Reversal of previously recorded allowance charges	(1,864)	(412)	(12,333)	(561)
Net allowance charges	8,285	3,412	12,044	9,412
Foreign currency translation adjustment	(117)	678	(1,148)	1,988
Ending balance	$236,451	$222,865	$236,451	$222,865

PRA Group, Inc.
Notes to Consolidated Financial Statements

3. Investments:
Investments consisted of the following at September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018	December 31, 2017
Debt securities
Available-for-sale	$5,328	$5,429
Held-to-maturity	—	57,204
Equity securities
Private equity funds	7,894	14,248
Mutual funds	8,528	1,409
Total investments	$21,750	$78,290
Debt Securities
Available-for-Sale
Government bonds: The Company's investments in government bonds are classified as available-for-sale and are stated at fair value. Fair value is determined using quoted market prices. Unrealized gains and losses are included in comprehensive income and reported in equity.
Held-to-Maturity
Investments in securitized assets: The Company holds a majority interest in a closed-end Polish investment fund. The investment provides a non-guaranteed preferred return based on the expected net income of the portfolios. Effective July 1, 2018, the Company became a servicer of the fund. In accordance with FASB ASC Topic 810, “Consolidation”, the Company determined that it had effective control of the fund. Accordingly, beginning July 1, 2018 the Company consolidated the fund at the carrying value of the investment, $50.6 million, of which $34.9 million was recorded as finance receivables, net, $17.5 million was recorded as cash and cash equivalents and $1.8 million was recorded as other liabilities on its consolidated balance sheets. No gain or loss was recognized upon consolidation.
Prior to July 2018, the investment was accounted for as a beneficial interest in securitized financial assets and stated at amortized cost. Income was recognized under FASB ASC Topic 325-40, "Beneficial Interest in Securitized Financial Assets" ("ASC 325-40"). Revenues recognized on this investment were recorded in the Other Revenue line item in the Company's consolidated income statements.
Prior to April 1, 2017, income was recognized using the effective yield method. The underlying securities had both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments. Accordingly, it was difficult to accurately predict the final maturity date of this investment. Effective April 1, 2017, the Company determined that it could no longer reasonably forecast the timing of future cash flows and accordingly began using the cost recovery method to recognize income. No investment revenues were recognized on these investments during 2018. Effective with the July 1, 2018 consolidation, the finance receivables are subject to the Company's finance receivables revenue recognition policy and are yielding accordingly. During the three and nine months ended September 30, 2017, revenues recognized on these investments were $0.0 million and $1.3 million, respectively. The unrealized loss on these investments in 2017 was caused by a change in the timing of the estimated cash flows. As total expected cash flows on these investments exceeded the carrying amount, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2017.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of investments in debt securities at September 30, 2018 and December 31, 2017 were as follows (amounts in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,467	$—	$139	$5,328

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,452	$—	$23	$5,429
Held-to-maturity
Securitized assets	57,204	—	14,249	42,955
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
Unrealized gains and losses: The Company recognized unrealized gains of $0.6 million and $3.4 million for the three and nine months ended September 30, 2018, respectively, on its equity securities.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table represents the changes in goodwill for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period:
Goodwill	$519,811	$516,165	$526,513	$506,308
Accumulated impairment loss	—	—	—	(6,397)
	519,811	516,165	526,513	499,911
Changes:
Foreign currency translation adjustment	(766)	22,172	(7,468)	38,426
Net change in goodwill	(766)	22,172	(7,468)	38,426

Goodwill	519,045	538,337	519,045	538,337
Accumulated impairment loss	—	—	—	—
Balance at end of period	$519,045	$538,337	$519,045	$538,337
The change in the accumulated impairment loss during the nine months ended September 30, 2017 was related to the June 2017 sale of PRA Location Services, LLC ("PLS").
5. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	September 30, 2018	December 31, 2017
Revolving credit	$878,985	$849,815
Term loans	747,269	764,830
Convertible senior notes	632,500	632,500
	2,258,754	2,247,145
Less: Debt discount and issuance costs	(64,067)	(76,963)
Total	$2,194,687	$2,170,182
The following principal payments are due on the Company's borrowings as of September 30, 2018 for the 12-month periods ending September 30, (amounts in thousands):

2019	$10,000
2020	297,500
2021	707,296
2022	898,958
2023	345,000
Thereafter	—
Total	$2,258,754
The Company believes it was in compliance with the covenants of its financing arrangements as of September 30, 2018.
North American Revolving Credit and Term Loan
On May 5, 2017, the Company amended and restated its existing credit agreement (as amended, and modified from time to time, the “North American Credit Agreement”) with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian administrative agent, and a syndicate of lenders named therein. The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.2 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $437.5 million term loan, (ii) a $705.0 million domestic revolving credit facility, and (iii) a $50.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $45.0 million in additional commitments (at the option of the lenders) and also provides

PRA Group, Inc.
Notes to Consolidated Financial Statements

for up to $25.0 million of letters of credit and a $25.0 million swingline loan sublimit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the North American Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the North American Credit Agreement) plus 0.50%, (b) Bank of America's prime rate, or (c) the one-month Eurodollar rate plus 1.00%. Canadian Prime Rate Loans will bear interest at a rate per annum equal to the Canadian Prime Rate plus 1.50%. The revolving credit facilities also bear an unused line fee of 0.375% per annum, payable quarterly in arrears. The loans under the North American Credit Agreement mature May 5, 2022. As of September 30, 2018, the unused portion of the North American Credit Agreement was $263.5 million. Considering borrowing base restrictions, as of September 30, 2018, the amount available to be drawn was $230.3 million.
On October 4, 2018, the Company entered into a First Amendment (the “First Amendment”) to the North American Credit Agreement which, among other things, increased the domestic revolving credit facility by an additional $363.0 million and increased the accordion feature to allow the Company to increase the original principal amount of the commitments under the North American Credit Agreement by an additional $500.0 million, subject to certain terms and conditions.
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
Under the terms of the European Credit Agreement, the credit facility includes an aggregate amount of approximately $1.2 billion (subject to the borrowing base), of which 267.0 million EUR (approximately $309.8 million) is a term loan, accrues interest at the Interbank Offered Rate ("IBOR") plus 2.65% - 3.75% under the revolving facility and 3.75% - 4.00% under the term loan facility (as determined by the loan-to-value ratio ("LTV Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.21% per annum, of 35% of the margin, is payable monthly in arrears, and matures February 19, 2021. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears, and matures February 19, 2021. As of September 30, 2018, the unused portion of the European Credit Agreement (including the overdraft facility) was $552.5 million. Considering borrowing base restrictions and

PRA Group, Inc.
Notes to Consolidated Financial Statements

other covenants, as of September 30, 2018, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $201.1 million.
On October 4, 2018, the Company reduced the amount of its revolving credit facility by $100.0 million to $800.0 million as allowed under the European Credit Agreement.
The European Credit Agreement is secured by the shares of most of the Company's European subsidiaries and all intercompany loan receivables in Europe. The European Credit Agreement also contains restrictive covenants and events of default including the following:

•	the LTV Ratio cannot exceed 75%;

•	the gross interest-bearing debt ratio in Europe cannot exceed 3.25 to 1.0 as of the end of any fiscal quarter;

•	interest bearing deposits in AK Nordic AB cannot exceed SEK 1.2 billion; and

•	PRA Europe's cash collections must meet certain thresholds, measured on a quarterly basis.
Convertible Senior Notes due 2020
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of its 3.00% Convertible Senior Notes due 2020 (the "2020 Notes"). The 2020 Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "2013 Indenture"), between the Company and Regions Bank, as successor trustee. The 2013 Indenture contains customary terms and covenants, including certain events of default after which the 2020 Notes may be due and payable immediately. The 2020 Notes are senior unsecured obligations of the Company. Interest on the 2020 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. Prior to February 1, 2020, the 2020 Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the 2020 Notes will be convertible at any time. The Company does not have the right to redeem the 2020 Notes prior to maturity. As of September 30, 2018, the Company does not believe that any of the conditions allowing holders of the 2020 Notes to convert their notes have occurred.
The conversion rate for the 2020 Notes is initially 15.2172 shares per $1,000 principal amount of 2020 Notes, which is equivalent to an initial conversion price of approximately $65.72 per share of the Company's common stock, and is subject to adjustment in certain circumstances pursuant to the 2013 Indenture. Upon conversion, holders of the 2020 Notes will receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. The Company's intent is to settle conversions through combination settlement (i.e., the 2020 Notes would be converted into cash up to the aggregate principal amount, and shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election, for the remainder). As a result and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72.
The Company determined that the fair value of the 2020 Notes at the date of issuance was approximately $255.3 million, and designated the residual value of approximately $32.2 million as the equity component. Additionally, the Company allocated approximately $7.3 million of the $8.2 million 2020 Notes issuance cost as debt issuance cost and the remaining $0.9 million as equity issuance cost.
Convertible Senior Notes due 2023
On May 26, 2017, the Company completed the private offering of $345.0 million in aggregate principal amount of its 3.50% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2020 Notes, the "Notes"). The 2023 Notes were issued pursuant to an Indenture, dated May 26, 2017 (the "2017 Indenture"), between the Company and Regions Bank, as trustee. The 2017 Indenture contains customary terms and covenants, including certain events of default after which the 2023 Notes may be due and payable immediately. The 2023 Notes are senior unsecured obligations of the Company. Interest on the 2023 Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year, beginning on December 1, 2017. Prior to March 1, 2023, the 2023 Notes will be convertible only upon the occurrence of specified events. On or after March 1, 2023, the 2023 Notes will be convertible at any time. The Company has the right, at its election, to redeem all or any part of the outstanding 2023 Notes at any time on or after June 1, 2021 for cash, but only if the last reported sale price (as defined in the 2017 Indenture) exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on and including the trading day immediately before the date the Company sends the related redemption notice. As of September 30, 2018, the Company does not believe that any of the conditions allowing holders of the 2023 Notes to convert their notes have occurred.
The conversion rate for the 2023 Notes is initially 21.6275 shares per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $46.24 per share of the Company's common stock, and is subject to

PRA Group, Inc.
Notes to Consolidated Financial Statements

adjustment in certain circumstances pursuant to the 2017 Indenture. Upon conversion, holders of the 2023 Notes will receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. The Company's intent is to settle conversions through combination settlement (i.e., the 2023 Notes would be converted into cash up to the aggregate principal amount, and shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election, for the remainder). As a result and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $46.24.
The Company determined that the fair value of the 2023 Notes at the date of issuance was approximately $298.8 million, and designated the residual value of approximately $46.2 million as the equity component. Additionally, the Company allocated approximately $8.3 million of the $9.6 million 2023 Notes issuance cost as debt issuance cost and the remaining $1.3 million as equity issuance cost.
The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	September 30, 2018	December 31, 2017
Liability component - principal amount	$632,500	$632,500
Unamortized debt discount	(46,797)	(55,537)
Liability component - net carrying amount	$585,703	$576,963
Equity component	$76,216	$76,216
The debt discount is being amortized into interest expense over the remaining life of the 2020 Notes and the 2023 Notes using the effective interest rate, which is 4.92% and 6.20%, respectively.
Interest expense related to the Notes was as follows for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense - stated coupon rate	$5,175	$5,175	$15,525	$10,695
Interest expense - amortization of debt discount	2,958	2,796	8,739	5,760
Total interest expense - convertible senior notes	$8,133	$7,971	$24,264	$16,455
6. Fair Value:
As defined by ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires the consideration of differing levels of inputs in the determination of fair values.
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
The carrying amounts of the financial instruments in the following table are recorded in the consolidated balance sheets at September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$114,176	$114,176	$120,516	$120,516
Held-to-maturity investments	—	—	57,204	42,955
Finance receivables, net	2,819,345	3,155,535	2,771,921	3,060,907
Financial liabilities:
Interest-bearing deposits	79,282	79,282	98,580	98,580
Revolving lines of credit	878,985	878,985	849,815	849,815
Term loans	747,269	747,269	764,830	764,830
Convertible senior notes	585,703	633,606	576,963	620,079
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
Convertible senior notes: The fair value estimates for the Notes incorporate quoted market prices which were obtained from secondary market broker quotes and were derived from a variety of inputs including client orders, information from their pricing vendors, modeling software, and actual trading prices when they occur. Accordingly, the Company uses Level 2 inputs for its fair value estimates. Furthermore, in the table above, carrying amount represents the portion of the Notes classified as debt, while estimated fair value pertains to the face amount of the Notes.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Financial Instruments Required to be Carried at Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at September 30, 2018 and December 31, 2017 (amounts in thousands):

	Fair Value Measurements as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,328	$—	$—	$5,328
Fair value through net income
Mutual funds	8,528	—	—	8,528
Interest rate derivative contracts (recorded in other assets)	—	1,681	—	1,681

	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,429	$—	$—	$5,429
Liabilities:
Interest rate derivative contracts (recorded in accrued expenses)	—	1,108	—	1,108
Available-for-sale
Government bonds: Fair value of the Company's investment in government bonds is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
Fair value through net income
Mutual funds: Fair value of the Company's investment in mutual funds is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
Interest rate derivative contracts: The estimated fair value of the interest rate derivative contracts is determined using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves and other factors. Accordingly, the Company uses Level 2 inputs for its fair value estimates. Effective in the second quarter of 2018, the Company began to apply hedge accounting to certain of its interest rate derivative contracts. By applying hedge accounting, changes in market value are reflected as adjustments in Other Comprehensive Income. The hedges were evaluated and remain highly effective at September 30, 2018 and mature in 2020 or 2021.
Investments measured using net asset value
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe, and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over 1 to 6 years. The fair value of these private equity funds following the Net Asset Value ("NAV") practical expedient was $7.9 million and $8.8 million as of September 30, 2018 and December 31, 2017, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

7. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted EPS calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72 for the 2020 Notes or $46.24 for the 2023 Notes, neither of which occurred during the respective periods from which the Notes were issued through September 30, 2018. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2018			2017
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$9,927	45,302	$0.22	$15,555	45,168	$0.34
Dilutive effect of nonvested share awards		138	—		118	—
Diluted EPS	$9,927	45,440	$0.22	$15,555	45,286	$0.34

	For the Nine Months Ended September 30,
	2018			2017
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$50,621	45,272	$1.12	$75,395	45,838	$1.64
Dilutive effect of nonvested share awards		148	(0.01)		153	—
Diluted EPS	$50,621	45,420	$1.11	$75,395	45,991	$1.64
There were no antidilutive options outstanding for the three and nine months ended September 30, 2018 and 2017.
8. Income Taxes:
The Company follows the guidance of FASB ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
On May 10, 2017, the Company reached a settlement with the Internal Revenue Service ("IRS") in regards to the IRS assertion that tax revenue recognition using the cost recovery method did not clearly reflect taxable income. In accordance with the settlement, the Company's tax accounting method to recognize finance receivables revenue changed effective with tax year 2017. Under the new method, a portion of the annual collections amortizes principal and the remaining portion is taxable income. The deferred tax liability related to the difference in timing between the new method and the cost recovery method will be incorporated evenly into the Company’s tax filings over four years effective with tax year 2017.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

The Company had not completed its accounting for the income tax effects of the Tax Act for the tax year ended December 31, 2017, since formal application guidance has not yet been finalized or issued. Where the Company has been able to make reasonable estimates of the effects for which its analysis is not yet complete, the Company has recorded provisional amounts in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 118. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the Tax Act.
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

•
Transition Tax on unrepatriated foreign earnings: The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits of the Company’s foreign subsidiaries. The Company was able to make a reasonable estimate of the Transition Tax and has provisionally recorded no Transition Tax expense.

•
GILTI: The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate the provision of the Tax Act and the application of ASC 740. The Company’s accounting for this element of the Tax Act is subject to change since formal application guidance has not yet been finalized or issued. As a result, the Company has not recorded any amounts related to potential GILTI tax in its financial statements and has not yet made a policy decision regarding whether to record deferred taxes on GILTI.

•	The Company has evaluated the impact of the other most relevant Tax Act provisions and determined the impact to be insignificant.
At September 30, 2018, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2013 and subsequent years.
The Company intends for predominantly all foreign earnings to be indefinitely reinvested in its foreign operations. If foreign earnings were repatriated, the Company may need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with indefinitely reinvested earnings was $94.0 million and $106.0 million as of September 30, 2018 and December 31, 2017, respectively.
9. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as potential discretionary bonuses that are based on the attainment of a combination of financial and management goals. At September 30, 2018, estimated future compensation under these agreements was approximately $18.3 million. The agreements also contain confidentiality and non-compete provisions. Outside the U.S., employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $18.3 million total above.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. Future minimum lease payments at September 30, 2018 totaled approximately $55.9 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at September 30, 2018 was approximately $583.5 million.

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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at September 30, 2018, where the range of loss can be estimated, was not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities. During the year ended December 31, 2017, the Company recorded $4.0 million in potential recoveries under the Company's insurance policies or third-party indemnities which is included in other receivables, net at December 31, 2017. In the third quarter of 2018, the Company received the aforementioned recoveries.
The matters described below fall outside of the normal parameters of the Company's routine legal proceedings.
Multi-State Investigation
On November 17, 2015, the Company received civil investigative demands from multiple state Attorney General offices ("AGOs") broadly relating to its debt collection practices in the U.S. The Company has fully cooperated with the investigation and discussed potential resolution of the investigation with the AGOs. In these discussions, the AGOs have taken positions with which the Company disagrees, including positions related to penalties, restitution and/or the adoption of new practices and controls in the conduct of the Company's business. If the Company is unable to resolve its differences with the AGOs collectively, it is possible that individual state AGOs may file claims against the Company. The range of loss, if any, cannot be estimated at this time.
Iris Pounds v. Portfolio Recovery Associates, LLC
On November 21, 2016, Iris Pounds filed suit against the Company in Durham County, North Carolina alleging violations of the North Carolina Prohibited Practices by Collection Agencies Act. The purported class consists of all individuals against whom the Company had obtained a judgment by default in North Carolina on or after October 1, 2009. On December 9, 2016, the Company removed the matter to the United States District Court for the Middle District of North Carolina (the "District Court") and has filed a motion to dismiss. On March 28, 2018, the District Court entered an order remanding the matter to the North Carolina state court and the Fourth Circuit Court of Appeals affirmed the North Carolina state court order on May 17, 2018. The Company is seeking review of that decision before the United States Supreme Court. The range of loss, if any, cannot be estimated at this time due to the uncertainty surrounding liability, class certification and the interpretation of statutory damages.

PRA Group, Inc.
Notes to Consolidated Financial Statements

10. Sale of Subsidiaries:
As part of the Company’s strategy to focus on its primary business, the purchase, collection and management of portfolios of nonperforming loans, the Company sold its government services businesses: PRA Government Services, LLC; MuniServices, LLC; and PRA Professional Services, LLC on January 24, 2017, for $91.5 million in cash plus additional consideration for certain balance sheet items. The pre-tax gain on sale was approximately $46.8 million and was recorded in the first quarter of 2017.
During the second quarter of 2017, the Company sold its vehicle location, skip tracing and collateral recovery business, PLS, for $4.5 million which resulted in a pre-tax gain on sale of approximately $1.6 million.
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
In January 2016, FASB issued ASU 2016-01, as amended by ASU 2018-03, "Financial Instruments - Overall: Technical Corrections and Improvements", issued in February 2018, which revises the classification and measurement of investments in equity securities. ASU 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value be recognized in net income. However, for equity investments that do not have readily determinable fair values and don’t qualify for the existing practical expedient to estimate fair value using the NAV per share (or its equivalent) of the investment, the guidance provides a new measurement alternative. Entities may choose to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted ASU 2016-01 in the first quarter of 2018, which resulted in a cumulative effect adjustment of $3.9 million, net of tax, to retained earnings for the unrealized loss on its equity investments.
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
In May 2017, FASB issued ASU 2017-09, "Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09"). ASU 2017-09 clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-09 in the first quarter of 2018 which had no material impact on its consolidated financial statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

In August 2017, FASB issued ASU 2017-12, "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). ASU 2017-12 modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in ASU 2017-12 are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. The Company elected to early adopt the ASU 2017-12 in the second quarter of 2018 which had no material impact on its consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted:
In February 2016, FASB issued ASU 2016-02, "Leases (Topic 842) Section A - Leases: Amendments to the FASB Account Standards Codification" ("ASU 2016-02"). ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. It is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, using a modified retrospective approach and early adoption is permitted. In July 2018, FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases" and ASU 2018-11, "Leases (Topic 842) Targeted Improvements" which among other things, allows for an alternative transition method which eliminates the requirement to restate the earliest prior period presented in an entity's financial statements. Entities that elect this transition option still adopt the new lease standard using the modified retrospective transition method required by the standard, but they recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. Entities that elect the alternative transition method will also be required to apply the legacy guidance in ASC Topic 840, "Leases", including its disclosure requirements, in the comparative periods presented in the year they adopt the new leases standard. The Company expects to adopt the standard in the first quarter of 2019 using this alternative transition method. The Company will elect to apply the transition package of practical expedients permitted within the new standard, which among other things, allows it to carryforward the historical lease classification. In addition, the Company will elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. While the Company is continuing to assess all potential impacts of the standard, it expects total assets and liabilities to increase by approximately $75.0 million to $85.0 million as a result of adopting the new standard. This estimate, based on the Company's current lease portfolio, may change as the Company continues to evaluate the new standard. The estimates could also change due to changes in the lease portfolio, which could include (a) lease volume, (b) lease commencement dates, and (c) renewal option and lease termination expectations. The Company will update its estimates each quarter as changes occur. The Company does not believe the standard will have any other material affect on its consolidated financial statements.
In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13"). ASU 2016-13 requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses rather than incurred losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. ASU 2016-13 supersedes ASC Topic 310-30, which the Company currently follows to account for income recognized on its finance receivables. For existing pools at the adoption date and accounted for previously under 310-30, a prospective transition approach should be used where the amortized cost will be adjusted to reflect any required allowances resulting from any change in estimated cash flows whether favorable or unfavorable in the current period. An entity will also be permitted to accrete the remaining noncredit discount into interest income. The Company expects that ASU 2016-13 will have a significant impact on how it measures and records income recognized on its finance receivables and is in the process of evaluating the impact of adoption on its consolidated financial statements including accounting policy and operational implementation.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

in an interim period, but requires all elements of the amendments to be adopted at once rather than individually. The new standard must be adopted using a retrospective transition method. The Company does not expect the adoption of ASU 2016-15 will have a material impact on its consolidated financial statements.
In January 2017, FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 eliminates Step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is in the process of evaluating the impact of adoption of ASU 2017-04 on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded income tax effects resulting from the 2017 Tax Cuts and Jobs Act. The amendments in this ASU also require certain disclosures about stranded income tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company’s provisional adjustments recorded during the year ended December 31, 2017 to account for the impact of the Tax Act did not result in stranded tax effects. The Company does not anticipate the adoption of this standard will have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” ("ASU 2018-13"). ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2018-13 on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other-Internal-Use Software" ("ASU 2018-15") which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted, including adoption in any interim period. The Company is currently in the process of evaluating the impact of adoption of ASU 2018-15 on its consolidated financial statements.
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
We are headquartered in Norfolk, Virginia, and as of September 30, 2018 employ 5,405 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA."
Results of Operations
The results of operations include the financial results of the Company and all of its subsidiaries. The following table sets forth consolidated income statement amounts as a percentage of total revenues for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
Revenues:
Income recognized on finance receivables	$223,228	98.8%	$200,660	98.2%	$660,870	98.4%	$592,038	95.9%
Fee income	2,561	1.1	2,671	1.3	10,230	1.5	18,873	3.1
Other revenue	99	0.1	1,091	0.5	414	0.1	6,401	1.0
Total revenues	225,888	100.0	204,422	100.0	671,514	100.0	617,312	100.0

Net allowance charges	(8,285)	(3.7)	(3,412)	(1.7)	(12,044)	(1.8)	(9,412)	(1.5)

Operating expenses:
Compensation and employee services	78,350	34.7	68,541	33.5	240,277	35.8	203,780	33.0
Legal collection fees	10,428	4.6	10,065	4.9	31,440	4.7	33,290	5.4
Legal collection costs	30,769	13.6	17,561	8.6	71,707	10.7	57,266	9.3
Agency fees	8,350	3.7	7,599	3.7	24,766	3.7	27,653	4.5
Outside fees and services	15,701	7.0	15,631	7.6	44,424	6.6	46,977	7.6
Communication	10,240	4.5	8,713	4.3	32,579	4.9	25,104	4.1
Rent and occupancy	4,270	1.9	3,668	1.8	12,587	1.9	10,838	1.8
Depreciation and amortization	4,776	2.1	4,841	2.4	14,230	2.1	15,097	2.4
Other operating expenses	10,602	4.7	10,140	5.0	34,414	5.0	32,071	5.2
Total operating expenses	173,486	76.8	146,759	71.8	506,424	75.4	452,076	73.3
Income from operations	44,117	19.5	54,251	26.5	153,046	22.8	155,824	25.2
Other income and (expense):
Gain on sale of subsidiaries	—	—	307	0.2	—	—	48,474	7.9
Interest expense, net	(30,624)	(13.6)	(25,899)	(12.7)	(87,529)	(13.0)	(69,662)	(11.3)
Foreign exchange gain/(loss)	626	0.3	(1,084)	(0.5)	3,609	0.5	(1,421)	(0.2)
Other	222	0.1	—	—	65		—
Income before income taxes	14,341	6.3	27,575	13.5	69,191	10.3	133,215	21.6
Provision for income taxes	1,789	0.7	10,682	5.2	11,783	1.8	52,857	8.6
Net income	12,552	5.6	16,893	8.3	57,408	8.5	80,358	13.0
Adjustment for net income attributable to noncontrolling interests	2,625	1.2	1,338	0.7	6,787	1.0	4,963	0.8
Net income attributable to PRA Group, Inc.	$9,927	4.4%	$15,555	7.6%	$50,621	7.5%	$75,395	12.2%

Three Months Ended September 30, 2018 Compared To Three Months Ended September 30, 2017
Revenues
Total revenues were $225.9 million for the three months ended September 30, 2018, an increase of $21.5 million, or 10.5%, compared to total revenues of $204.4 million for the three months ended September 30, 2017.
A summary of how our revenues were generated during the three months ended September 30, 2018 and 2017 is as follows (amounts in thousands):

	For the Three Months Ended September 30,
	2018	2017
Cash collections	$389,282	$381,834
Principal amortization	(166,054)	(181,174)
Income recognized on finance receivables	223,228	200,660
Fee income	2,561	2,671
Other revenue	99	1,091
Total revenues	$225,888	$204,422
Income Recognized on Finance Receivables, net
We have revised the presentation of our consolidated income statements for all reporting periods by reclassifying allowance adjustments to the valuation of our finance receivables as a line item separate from revenues. As a result, we no longer include valuation allowances as part of "Income recognized on finance receivables, net" on the face of the income statement and report income recognized on finance receivables gross of valuation allowances. The table below reconciles our revised presentation to what has been disclosed historically as income recognized on our finance receivables net of any valuation allowances taken during the reporting period.

	For the Three Months Ended September 30,
	2018	2017
Income recognized on finance receivables	$223,228	$200,660
Net allowance charges	(8,285)	(3,412)
Income recognized on finance receivables, net	$214,943	$197,248
Income recognized on finance receivables, net was $214.9 million for the three months ended September 30, 2018, an increase of $17.7 million, or 9.0%, compared to $197.2 million for the three months ended September 30, 2017. The increase was primarily the result of overperformance on select Americas Core and European Core portfolios which resulted in several yield increases over the last few quarters on certain pools and the impact of record Americas Core buying in 2017 and 2018. This was partially offset by an increase in net allowance charges and a decline in our Americas Insolvency revenue.
Cash collections were $389.3 million in the three months ended September 30, 2018, an increase of $7.5 million, or 2.0%, compared to $381.8 million (using current period foreign exchange rates to translate our prior period cash collections, this total would have been $376.1 million) for the three months ended September 30, 2017. The change was primarily the result of increased cash collections on our Americas Core portfolios, which increased $18.5 million, partially offset by a decrease of $11.9 million in our Americas Insolvency cash collections. Cash collections on our European portfolios remained relatively flat when compared to the prior year period. Cash collections on fully amortized pools were $11.8 million in the three months ended September 30, 2018, a decrease of $2.3 million or 16.3%, compared to $14.1 million in the three months ended September 30, 2017. Cash collections on pools on cost recovery were $6.5 million in the three months ended September 30, 2018, a decrease of $1.6 million or 19.8%, compared to $8.1 million in the three months ended September 30, 2017. At September 30, 2018, we had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $73.1 million compared to $109.3 million at September 30, 2017.
Net allowance charges are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended September 30, 2018, we recorded net allowance charges of $8.3 million, consisting of $7.0 million and $1.3 million on our Americas Core and European Core portfolios, respectively. Of the $7.0 million in America's Core net allowance charges, $6.7 million were recorded on U.S. vintages purchased in 2013 and 2014. For the three months ended September 30, 2017, we recorded net allowance charges of $3.4 million consisting of $2.4 million on our Americas portfolios and $1.0 million on our European portfolios.

During the three months ended September 30, 2018, we reclassified $2.7 million from nonaccretable difference to accretable yield primarily due to increased cash collection forecasts relating to certain European Core pools partially offset by decreased cash collection forecasts on certain Americas Core pools. During the three months ended September 30, 2017, we reclassified $68.7 million from nonaccretable difference to accretable yield primarily due to increased cash collection forecasts relating to certain Americas Core and European Core pools.
Fee Income
Fee income was $2.6 million in the three months ended September 30, 2018, a decrease of $0.1 million or 3.7%, compared to $2.7 million in the three months ended September 30, 2017.
Other Revenue
Other revenue was $0.1 million in the three months ended September 30, 2018, a decline of $1.0 million or 90.9%, compared to $1.1 million in the three months ended September 30, 2017.
Operating Expenses
Total operating expenses were $173.5 million for the three months ended September 30, 2018, an increase of $26.7 million or 18.2%, compared to operating expenses of $146.8 million for the three months ended September 30, 2017.
Compensation and Employee Services
Compensation and employee services expenses were $78.4 million for the three months ended September 30, 2018, an increase of $9.9 million, or 14.5%, compared to $68.5 million for the three months ended September 30, 2017. Compensation expense increased primarily as a result of larger average staff sizes due mainly to our strategy to expand our domestic collector workforce. Total full-time equivalents increased to 5,405 as of September 30, 2018, compared to 4,555 as of September 30, 2017.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $10.4 million for the three months ended September 30, 2018, an increase of $0.3 million or 3.0%, compared to legal collection fees of $10.1 million for the three months ended September 30, 2017.
Legal Collection Costs
Legal collection costs primarily consist of costs paid to courts where a lawsuit is filed. Legal collection costs were $30.8 million for the three months ended September 30, 2018, an increase of $13.2 million or 75.0%, compared to legal collection costs of $17.6 million for the three months ended September 30, 2017. The increase was primarily due to additional court costs related to the expansion of the number of accounts brought into the legal channel in the U.S.  This expansion is the result of a change in the nature of the accounts purchased, the regulatory environment and consumer behavior.
Agency Fees
Agency fees primarily represent third-party collection fees incurred mainly outside the U.S. Agency fees were $8.4 million for the three months ended September 30, 2018, an increase of $0.8 million or 10.5%, compared to $7.6 million for the three months ended September 30, 2017. The increase was primarily due to an increase in third-party collection fees related to higher levels of contingent cash collections.
Outside Fees and Services
Outside fees and services expenses were $15.7 million for the three months ended September 30, 2018, an increase of $0.1 million or 0.6%, compared to outside fees and services expenses of $15.6 million for the three months ended September 30, 2017.
Communication
Communication expenses were $10.2 million for the three months ended September 30, 2018, an increase of $1.5 million or 17.2%, compared to communication expenses of $8.7 million for the three months ended September 30, 2017. The increase is primarily the result of costs associated with increased calling efforts.
Rent and Occupancy
Rent and occupancy expenses were $4.3 million for the three months ended September 30, 2018, an increase of $0.6 million or 16.2%, compared to rent and occupancy expense of $3.7 million for the three months ended September 30, 2017.

Depreciation and Amortization
Depreciation and amortization expenses were $4.8 million for both the three months ended September 30, 2018 and 2017.
Other Operating Expenses
Other operating expenses were $10.6 million for the three months ended September 30, 2018, an increase of $0.5 million, or 5.0%, compared to other operating expenses of $10.1 million for the three months ended September 30, 2017.
Gain on Sale of Subsidiaries
Gain on sale of subsidiaries was $0.3 million for the three months ended September 30, 2017. The amount relates to a purchase price true-up on the sale of PLS.
Interest Expense, Net
Interest expense, net was $30.6 million during the three months ended September 30, 2018, an increase of $4.7 million or 18.1%, compared to $25.9 million for the three months ended September 30, 2017. The increase was primarily due to higher average interest rates and higher levels of average borrowings outstanding.
Interest expense, net consisted of the following for the three months ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended September 30,
	2018	2017	Change
Stated interest on debt obligations and unused line fees	$21,058	$17,945	$3,113
Coupon interest on convertible debt	5,175	5,175	—
Amortization of convertible debt discount	2,958	2,796	162
Amortization of loan fees and other loan costs	2,524	2,505	19
Change in fair value on interest rate swap agreements	(504)	(1,025)	521
Interest income	(587)	(1,497)	910
Interest expense, net	$30,624	$25,899	$4,725
Net Foreign Currency Transaction Gains/(Losses)
Net foreign currency transaction gains were $0.6 million for the three months ended September 30, 2018, compared to net foreign currency transaction losses of $1.1 million for the three months ended September 30, 2017. In any given period, we may incur foreign currency transactions gains or losses from transactions in currencies other than the functional currency.
Other Expense
Other expense was $0.2 million and $0.0 million during the three months ended September 30, 2018 and September 30, 2017, respectively.
Provision for Income Taxes
Provision for income taxes was $1.8 million for the three months ended September 30, 2018, a decrease of $8.9 million, or 83.2%, compared to provision for income taxes of $10.7 million for the three months ended September 30, 2017. The decrease was primarily due to decreases in income before income taxes and our effective tax rate. During the three months ended September 30, 2018, our income before income taxes was $14.3 million, compared to $27.6 million for the three months ended September 30, 2017. During the three months ended September 30, 2018, our effective tax rate was 12.5%, compared to 38.7% for the three months ended September 30, 2017. The decrease was due to the effects of U.S. tax reform, primarily the reduction of the U.S. Federal income tax rate from 35% to 21%, changes in the mix of projected taxable income between tax jurisdictions, and a decrease in the estimated blended rate for U.S. state deferred taxes due to state apportionment.

Nine Months Ended September 30, 2018 Compared To Nine Months Ended September 30, 2017
Revenues
Total revenues were $671.5 million for the nine months ended September 30, 2018, an increase of $54.2 million, or 8.8%, compared to total revenues of $617.3 million for the nine months ended September 30, 2017.
A summary of how our revenues were generated during the nine months ended September 30, 2018 and 2017 is as follows (amounts in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Cash collections	$1,222,496	$1,136,339
Principal amortization	(561,626)	(544,301)
Income recognized on finance receivables	660,870	592,038
Fee income	10,230	18,873
Other revenue	414	6,401
Total revenues	$671,514	$617,312
Income Recognized on Finance Receivables, net
We have revised the presentation of our consolidated income statements for all reporting periods by reclassifying allowance adjustments to the valuation of our finance receivables as a line item separate from revenues. As a result, we no longer include valuation allowances as part of "Income recognized on finance receivables, net" on the face of the income statement and report income recognized on finance receivables gross of valuation allowances. The table below reconciles our revised presentation to what has been disclosed historically as income recognized on our finance receivables net of any valuation allowances taken during the reporting period.

	For the Nine Months Ended September 30,
	2018	2017
Income recognized on finance receivables	$660,870	$592,038
Net allowance charges	(12,044)	(9,412)
Income recognized on finance receivables, net	$648,826	$582,626
Income recognized on finance receivables, net was $648.8 million for the nine months ended September 30, 2018, an increase of $66.2 million, or 11.4%, compared to $582.6 million for the nine months ended September 30, 2017. The increase was primarily the result of overperformance on select Americas Core and European Core portfolios which resulted in several yield increases over the last few quarters on certain pools, and the impact of elevated Americas Core buying in 2017 and 2018. This was partially offset by an increase in net allowance charges and a decline in income generated by our Americas Insolvency portfolios due primarily to lower volume of purchasing during fiscal years 2014 to 2016 and year-to-date 2018.
Cash collections were $1,222.5 million for the nine months ended September 30, 2018, compared to $1,136.3 million (using current period foreign exchange rates to translate our prior period cash collections, this total would have been $1,149.1 million) for the nine months ended September 30, 2017, an increase of $86.2 million, or 7.6%. The increase was primarily attributable to increased cash collections on our Americas Core and European Core portfolios, which increased $54.5 million and $30.3 million, respectively. Additionally, our European Insolvency cash collections increased $4.7 million. This was partially offset by a $3.5 million decline in our Americas Insolvency cash collections. Cash collections on fully amortized pools were $42.0 million in the nine months ended September 30, 2018, up $1.8 million or 4.5%, compared to $40.2 million in the nine months ended September 30, 2017. Cash collections on pools on cost recovery were $31.7 million in the nine months ended September 30, 2018, an increase of $6.7 million or 26.8%, compared to $25.0 million in the nine months ended September 30, 2017. The increase was primarily the result of increased cash collections on pools on nonaccrual status in Europe.
For the nine months ended September 30, 2018, we recorded net allowance charges of $12.0 million, consisting of $9.7 million on our Americas Core portfolios and $0.4 million on our Americas Insolvency portfolios. We also recorded net allowance charges of $1.9 million on our European portfolios. Of the $9.7 million in America's Core net allowance charges, $16.0 million were recorded on U.S. vintages purchased in 2013 and 2014, partially offset by net allowance reversals of $6.3 million on U.S. vintages purchased between 2009-2012. For the nine months ended September 30, 2017, we recorded net allowance charges of

$9.4 million. On our Americas Core and Insolvency portfolios, we recorded net allowance charges of $4.8 million and $1.1 million, respectively. We also recorded net allowance charges of $3.5 million on our European portfolios.
During the nine months ended September 30, 2018, the Company reclassified $204.8 million from nonaccretable difference to accretable yield primarily due to increased cash collection forecasts relating to certain Americas Core and European Core pools. During the nine months ended September 30, 2017, the Company reclassified $93.3 million from nonaccretable difference to accretable yield primarily to increased cash collection forecasts relating mainly to certain Americas Core pools, Americas Insolvency pools and European Core pools.
Fee Income
Fee income was $10.2 million in the nine months ended September 30, 2018, a decrease of $8.7 million or 46.0%, compared to $18.9 million in the nine months ended September 30, 2017, primarily due to a decrease in fee income resulting from the sale of our government services businesses in January 2017 and the sale of PLS in June 2017. This decrease was partially offset by an increase in fee income generated by CCB.
Other Revenue
Other revenue decreased to $0.4 million in the nine months ended September 30, 2018 from $6.4 million in the nine months ended September 30, 2017, primarily due to a decrease in revenue generated by our investments.
Operating Expenses
Operating expenses were $506.4 million for the nine months ended September 30, 2018, an increase of $54.3 million or 12.0%, compared to operating expenses of $452.1 million for the nine months ended September 30, 2017.
Compensation and Employee Services
Compensation and employee services expenses were $240.3 million for the nine months ended September 30, 2018, an increase of $36.5 million, or 17.9% compared to compensation and employee services expenses of $203.8 million for the nine months ended September 30, 2017. Compensation expense increased primarily as a result of larger average staff sizes due mainly to our strategy to expand our domestic collector workforce, partially offset by a decrease resulting from the sale of our government services businesses and PLS in 2017.Total full-time equivalents increased to 5,405 as of September 30, 2018, compared to 4,555 as of September 30, 2017.
Legal Collection Fees
Legal collection fees were $31.4 million for the nine months ended September 30, 2018, a decrease of $1.9 million, or 5.7%, compared to legal collection fees of $33.3 million for the nine months ended September 30, 2017. The decrease was primarily due to a decrease in legal fees paid to third-party attorneys.
Legal Collection Costs
Legal collection costs were $71.7 million for the nine months ended September 30, 2018, an increase of $14.4 million, or 25.1%, compared to legal collection costs of $57.3 million for the nine months ended September 30, 2017. The increase was primarily due to additional court costs related to the expansion of the number of accounts brought into the legal channel in the U.S.  This expansion is the result of a change in the nature of the accounts purchased, the regulatory environment and consumer behavior.
Agency Fees
Agency fees were $24.8 million for the nine months ended September 30, 2018, compared to $27.7 million for the nine months ended September 30, 2017. Prior to the sale of PLS in June 2017, agency fees also included costs paid to repossession agents to repossess vehicles. The decrease was primarily due to the impact of the sale of PLS in June 2017.
Outside Fees and Services
Outside fees and services expenses were $44.4 million for the nine months ended September 30, 2018, a decrease of $2.6 million, or 5.5%, compared to outside fees and services expenses of $47.0 million for the nine months ended September 30, 2017. The decrease was primarily the result of a $4.3 million decrease in corporate legal expenses, partially offset by a $0.8 million increase in payment processing fees and database related fees and a $0.4 million increase in consulting and other outside professional fees.

Communication
Communication expenses were $32.6 million for the nine months ended September 30, 2018, an increase of $7.5 million, or 29.9%, compared to communication expenses of $25.1 million for the nine months ended September 30, 2017. These increases are primarily the result of costs associated with additional letters and increased calling efforts.
Rent and Occupancy
Rent and occupancy expenses were $12.6 million for the nine months ended September 30, 2018, an increase of $1.8 million, or 16.7%, compared to rent and occupancy expenses of $10.8 million for the nine months ended September 30, 2017. The increase was primarily due to the opening of two new call centers in the U.S. in the fourth quarter of 2017 as well as the expansion of our European facilities.
Depreciation and Amortization
Depreciation and amortization expenses were $14.2 million for the nine months ended September 30, 2018, a decrease of $0.9 million, or 6.0%, compared to depreciation and amortization expenses of $15.1 million for the nine months ended September 30, 2017. The decrease was primarily due to the impact of the sale of our government services businesses and PLS in 2017.
Other Operating Expenses
Other operating expenses were $34.4 million for the nine months ended September 30, 2018, an increase of $2.3 million, or 7.2%, compared to other operating expenses of $32.1 million for the nine months ended September 30, 2017. The increase was primarily due to an increase of $2.0 million in repairs and maintenance and a $1.3 million increase in software related expenses. This was offset by a $1.0 million decrease in doubtful account expense due primarily to the disposal of PLS in 2017.
Gain on Sale of Subsidiaries
Gain on sale of subsidiaries was $48.5 million for the nine months ended September 30, 2017 due to the January 2017 sale of our government services businesses and the June 2017 sale of PLS.
Interest Expense, Net
Interest expense, net was $87.5 million for the nine months ended September 30, 2018, an increase of $17.8 million or 25.5%, compared to $69.7 million for the nine months ended September 30, 2017. The increase was primarily due to higher levels of average borrowings outstanding and higher average interest rates.
Interest expense, net consisted of the following for the nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Nine months ended September 30,
	2018	2017	Change
Stated interest on debt obligations and unused line fees	$61,314	$52,863	$8,451
Coupon interest on convertible debt	15,525	10,695	4,830
Amortization of convertible debt discount	8,739	5,760	2,979
Amortization of loan fees and other loan costs	7,609	7,068	541
Change in fair value on interest rate swap agreements	(3,205)	(2,445)	(760)
Interest income	(2,453)	(4,279)	1,826
Interest expense, net	$87,529	$69,662	$17,867
Net Foreign Currency Transaction Gains/(Losses)
Net foreign currency transaction gains were $3.6 million for the nine months ended September 30, 2018, compared to net foreign currency transaction losses of $1.4 million for the nine months ended September 30, 2017. In any given period, our foreign entities conduct operations in currencies different from their functional currency which generate foreign currency transaction gains and losses.
Other Expense
Other expense was $0.1 million and $0.0 million during the nine months ended September 30, 2018 and September 30, 2017, respectively.

Provision for Income Taxes
Provision for income taxes was $11.8 million for the nine months ended September 30, 2018, a decrease of $41.1 million, or 77.7%, compared to provision for income taxes of $52.9 million for the nine months ended September 30, 2017. The decrease was primarily due to a decrease in income before income taxes and a decrease in our effective tax rate. During the nine months ended September 30, 2018, our income before income taxes declined $64.0 million or 48.0%, compared to the nine months ended September 30, 2017. The decline was mainly attributable to the $48.5 million gain recognized during the nine months ended September 30, 2017, related to the sale of our government services businesses and PLS. During the nine months ended September 30, 2018, our effective tax rate was 17.0%, compared to 39.7% for the nine months ended September 30, 2017. The decrease was due to the effects of U.S. tax reform, primarily the reduction of the U.S. Federal income tax rate from 35% to 21%, changes in the mix of projected taxable income between tax jurisdictions and a decrease in the estimated blended rate for U.S. state deferred taxes due to state apportionment.

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
Revenue recognition under Financial Accounting Standards Board ("FASB") Accounting Standards Codification 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"), is driven by estimates of the amount and timing of collections as well as the timing of those collections. We record new portfolio purchases based on our best estimate of the cash flows expected at acquisition, which reflects the uncertainties inherent in the purchase of nonperforming loans and the results of our underwriting process. Subsequent to the initial booking, as we gain collection experience and confidence with a pool of accounts, we regularly update ERC. As a result, our estimate of total collections has often increased as pools have aged. These processes have tended to cause the ratio of ERC to purchase price for any given year of buying to gradually increase over time. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from purchase than a pool that was just two years from purchase.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of receivables.
We hold a majority interest in a closed-end Polish investment that was previously classified in our Consolidated Balance Sheets as "Investments" and previously excluded from the following tables. Effective July 1, 2018, we consolidated this investment and as such recorded finance receivables.  As a result, the finance receivables recorded at the consolidation date and the related portfolio performance information is included in the Supplemental Performance Data section in the Europe-Core 2018 line unless otherwise indicated.

Purchase Price Multiples as of September 30, 2018 Amounts in thousands

Purchase Period	Purchase Price (1)(2)	Net Finance Receivables (3)	ERC-Historical Period Exchange Rates (4)	Total Estimated Collections (5)	ERC-Current Period Exchange Rates (6)	Current Estimated Purchase Price Multiple	Original Estimated Purchase Price Multiple (7)
Americas-Core
1996-2007	$638,451	$6,160	$25,722	$2,047,200	$25,722	321%	240%
2008	166,432	3,154	12,139	375,152	12,139	225%	220%
2009	125,153	726	24,190	459,190	24,190	367%	252%
2010	148,200	4,729	40,077	535,524	40,077	361%	247%
2011	209,609	10,737	67,802	737,343	67,802	352%	245%
2012	254,168	20,816	84,545	680,862	84,545	268%	226%
2013	391,097	59,777	164,894	953,174	164,894	244%	211%
2014	405,524	97,298	236,201	940,326	233,305	232%	204%
2015	444,290	147,440	338,825	969,158	338,495	218%	205%
2016	454,784	211,668	494,228	1,037,575	485,654	228%	201%
2017	534,814	403,020	796,914	1,116,770	792,475	209%	193%
2018	486,537	471,462	909,166	974,989	905,783	200%	200%
Subtotal	4,259,059	1,436,987	3,194,703	10,827,263	3,175,081
Americas-Insolvency
2004-2007	132,917	—	360	197,053	360	148%	148%
2008	108,548	—	382	168,618	382	155%	163%
2009	155,989	—	1,405	470,676	1,405	302%	214%
2010	208,943	—	2,507	547,309	2,507	262%	184%
2011	180,434	—	670	368,779	670	204%	155%
2012	251,419	—	662	389,583	662	155%	136%
2013	227,904	514	8,880	356,411	8,880	156%	133%
2014	148,712	11,008	21,890	214,310	21,854	144%	124%
2015	63,184	19,897	26,997	83,502	26,997	132%	125%
2016	92,288	35,590	44,490	113,024	44,547	122%	123%
2017	275,302	172,944	222,608	346,172	222,608	126%	125%
2018	46,779	45,779	57,815	59,831	57,815	128%	128%
Subtotal	1,892,419	285,732	388,666	3,315,268	388,687
Total Americas	6,151,478	1,722,719	3,583,369	14,142,531	3,563,768
Europe-Core
2012	20,424	—	1,566	38,830	1,254	190%	187%
2013	20,350	194	943	23,988	741	118%	119%
2014	797,521	262,938	969,623	2,164,584	850,653	271%	208%
2015	422,556	202,658	442,557	752,807	404,606	178%	160%
2016	348,807	243,898	410,317	580,542	423,984	166%	167%
2017	250,033	202,926	303,359	363,484	301,850	145%	144%
2018 (8)	117,801	109,836	163,870	172,178	162,115	146%	146%
Subtotal	1,977,492	1,022,450	2,292,235	4,096,413	2,145,203
Europe-Insolvency
2014	10,876	1,239	3,345	18,063	3,066	166%	129%
2015	19,401	5,886	11,493	28,887	10,100	149%	139%
2016	42,209	21,430	32,448	60,906	32,573	144%	130%
2017	38,835	34,039	43,166	49,903	42,596	129%	128%
2018	12,156	11,582	14,854	15,101	14,363	124%	124%
Subtotal	123,477	74,176	105,306	172,860	102,698
Total Europe	2,100,969	1,096,626	2,397,541	4,269,273	2,247,901
Total PRA Group	$8,252,447	$2,819,345	$5,980,910	$18,411,804	$5,811,669

(1)	The amount reflected in Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(3)	For our international amounts, Net Finance Receivables are presented at the September 30, 2018 exchange rate.

(4)	For our international amounts, ERC-Historical Period Exchange Rates is presented at the period-end exchange rate for the respective quarter of purchase.

(5)	For our international amounts, TEC is presented at the period-end exchange rate for the respective quarter of purchase.

(6)	For our international amounts, ERC-Current Period Exchange Rates is presented at the September 30, 2018 exchange rate.

(7)	The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

(8)	The Europe-Core purchases include a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the consolidation of a Polish investment fund.

Portfolio Financial Information Year-to-date as of September 30, 2018 Amounts in thousands

Purchase Period	Purchase Price (1)(2)	Cash Collections (3)	Gross Revenue (3)	Amortization (3)	Allowance (3)	Net Revenue (3)(4)	Net Finance Receivables as of September 30, 2018 (5)
Americas-Core
1996-2007	$638,451	$8,085	$6,516	$1,569	$(520)	$7,036	$6,160
2008	166,432	3,672	1,699	1,973	(750)	2,449	3,154
2009	125,153	6,379	6,172	207	125	6,047	726
2010	148,200	8,774	7,362	1,412	(2,635)	9,997	4,729
2011	209,609	17,193	14,684	2,509	(75)	14,759	10,737
2012	254,168	22,339	14,231	8,108	(3,715)	17,946	20,816
2013	391,097	45,123	32,838	12,285	5,213	27,625	59,777
2014	405,524	66,247	46,754	19,493	10,854	35,900	97,298
2015	444,290	101,785	57,883	43,902	88	57,795	147,440
2016	454,784	154,936	85,971	68,965	707	85,264	211,668
2017	534,814	211,274	119,215	92,059	380	118,835	403,020
2018	486,537	65,435	52,009	13,426	—	52,009	471,462
Subtotal	4,259,059	711,242	445,334	265,908	9,672	435,662	1,436,987
Americas-Insolvency
2004-2007	132,917	128	128	—	—	128	—
2008	108,548	162	162	—	—	162	—
2009	155,989	625	625	—	—	625	—
2010	208,943	1,126	1,126	—	—	1,126	—
2011	180,434	1,307	1,307	—	—	1,307	—
2012	251,419	3,650	3,650	—	—	3,650	—
2013	227,904	19,561	12,490	7,071	—	12,490	514
2014	148,712	22,556	6,746	15,810	—	6,746	11,008
2015	63,184	15,075	2,762	12,313	—	2,762	19,897
2016	92,288	19,181	3,253	15,928	435	2,818	35,590
2017	275,302	74,473	12,003	62,470	—	12,003	172,944
2018	46,779	2,017	1,016	1,001	—	1,016	45,779
Subtotal	1,892,419	159,861	45,268	114,593	435	44,833	285,732
Total Americas	6,151,478	871,103	490,602	380,501	10,107	480,495	1,722,719
Europe-Core
2012	20,424	1,553	1,556	(3)	—	1,556	—
2013	20,350	1,059	710	349	—	710	194
2014	797,521	157,362	99,092	58,270	(1,317)	100,409	262,938
2015	422,556	62,428	26,584	35,844	(1,705)	28,289	202,658
2016	348,807	55,811	21,687	34,124	4,582	17,105	243,898
2017	250,033	43,844	10,870	32,974	314	10,556	202,926
2018 (6)	117,801	8,191	1,522	6,669	—	1,522	109,836
Subtotal	1,977,492	330,248	162,021	168,227	1,874	160,147	1,022,450
Europe-Insolvency
2014	10,876	2,046	1,159	887	—	1,159	1,239
2015	19,401	3,569	1,440	2,129	—	1,440	5,886
2016	42,209	9,698	3,771	5,927	63	3,708	21,430
2017	38,835	5,595	1,800	3,795	—	1,800	34,039
2018	12,156	237	77	160	—	77	11,582
Subtotal	123,477	21,145	8,247	12,898	63	8,184	74,176
Total Europe	2,100,969	351,393	170,268	181,125	1,937	168,331	1,096,626
Total PRA Group	$8,252,447	$1,222,496	$660,870	$561,626	$12,044	$648,826	$2,819,345

(1)	The amount reflected in Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(3)	For our international amounts, amounts are presented using the average exchange rates during the current reporting period.

(4)	Net Revenue refers to income recognized on finance receivables, net of allowance charges/(reversals).

(5)	For our international amounts, net finance receivables are presented at the September 30, 2018 exchange rate.

(6)	The Europe-Core purchases include a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the consolidation of a Polish investment fund.

The following table, which excludes any proceeds from cash sales of finance receivables, illustrates historical cash collections, by year, on our portfolios.
Cash Collections by Year, By Year of Purchase (1) as of September 30, 2018 Amounts in thousands

		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996- 2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total
Americas-Core
1996-2007	$638,451	$1,096,153	$222,628	$168,849	$137,689	$115,551	$89,405	$63,955	$45,247	$32,491	$20,745	$13,427	$8,085	$2,014,225
2008	166,432	—	47,253	72,080	62,363	53,654	42,850	31,307	21,027	13,786	8,989	6,031	3,672	363,012
2009	125,153	—	—	40,703	95,627	84,339	69,385	51,121	35,555	24,896	16,000	10,994	6,379	434,999
2010	148,200	—	—	—	47,076	113,554	109,873	82,014	55,946	38,110	24,515	15,587	8,774	495,449
2011	209,609	—	—	—	—	61,971	174,461	152,908	108,513	73,793	48,711	31,991	17,193	669,541
2012	254,168	—	—	—	—	—	56,901	173,589	146,198	97,267	59,981	40,042	22,339	596,317
2013	391,097	—	—	—	—	—	—	101,614	247,849	194,026	120,789	78,880	45,123	788,281
2014	405,524	—	—	—	—	—	—	—	92,660	253,448	170,311	114,219	66,247	696,885
2015	444,290	—	—	—	—	—	—	—	—	116,951	228,432	185,898	101,785	633,066
2016	454,784	—	—	—	—	—	—	—	—	—	138,723	256,531	154,936	550,190
2017	534,814	—	—	—	—	—	—	—	—	—	—	107,327	211,274	318,601
2018	486,537	—	—	—	—	—	—	—	—	—	—	—	65,435	65,435
Subtotal	4,259,059	1,096,153	269,881	281,632	342,755	429,069	542,875	656,508	752,995	844,768	837,196	860,927	711,242	7,626,001
Americas-Insolvency
2004-2007	132,917	61,154	42,794	33,842	27,347	18,234	8,574	1,884	1,151	802	463	321	128	196,694
2008	108,548	—	14,024	35,894	37,974	35,690	28,956	11,650	1,884	1,034	635	332	162	168,235
2009	155,989	—	—	16,635	81,780	102,780	107,888	95,725	53,945	5,781	2,531	1,581	625	469,271
2010	208,943	—	—	—	39,486	104,499	125,020	121,717	101,873	43,649	5,008	2,425	1,126	544,803
2011	180,434	—	—	—	—	15,218	66,379	82,752	85,816	76,915	35,996	3,726	1,307	368,109
2012	251,419	—	—	—	—	—	17,388	103,610	94,141	80,079	60,715	29,337	3,650	388,920
2013	227,904	—	—	—	—	—	—	52,528	82,596	81,679	63,386	47,781	19,561	347,531
2014	148,712	—	—	—	—	—	—	—	37,045	50,880	44,313	37,350	22,556	192,144
2015	63,184	—	—	—	—	—	—	—	—	3,395	17,892	20,143	15,075	56,505
2016	92,288	—	—	—	—	—	—	—	—	—	18,869	30,426	19,181	68,476
2017	275,302	—	—	—	—	—	—	—	—	—	—	49,093	74,473	123,566
2018	46,779	—	—	—	—	—	—	—	—	—	—	—	2,017	2,017
Subtotal	1,892,419	61,154	56,818	86,371	186,587	276,421	354,205	469,866	458,451	344,214	249,808	222,515	159,861	2,926,271
Total Americas	6,151,478	1,157,307	326,699	368,003	529,342	705,490	897,080	1,126,374	1,211,446	1,188,982	1,087,004	1,083,442	871,103	10,552,272
Europe-Core
2012	20,424	—	—	—	—	—	11,604	8,995	5,641	3,175	2,198	2,038	1,553	35,204
2013	20,350	—	—	—	—	—	—	7,068	8,540	2,347	1,326	1,239	1,059	21,579
2014	797,521	—	—	—	—	—	—	—	153,180	291,980	246,365	220,765	157,362	1,069,652
2015	422,556	—	—	—	—	—	—	—	—	45,760	100,263	86,156	62,428	294,607
2016	348,807	—	—	—	—	—	—	—	—	—	40,368	78,915	55,811	175,094
2017	250,033	—	—	—	—	—	—	—	—	—	—	17,894	43,844	61,738
2018 (4)	117,801	—	—	—	—	—	—	—	—	—	—	—	8,191	8,191
Subtotal	1,977,492	—	—	—	—	—	11,604	16,063	167,361	343,262	390,520	407,007	330,248	1,666,065
Europe-Insolvency
2014	10,876	—	—	—	—	—	—	—	5	4,297	3,921	3,207	2,046	13,476
2015	19,401	—	—	—	—	—	—	—	—	2,954	4,366	5,013	3,569	15,902
2016	42,209	—	—	—	—	—	—	—	—	—	6,175	12,703	9,698	28,576
2017	38,835	—	—	—	—	—	—	—	—	—	—	1,233	5,595	6,828
2018	12,156	—	—	—	—	—	—	—	—	—	—	—	237	237
Subtotal	123,477	—	—	—	—	—	—	—	5	7,251	14,462	22,156	21,145	65,019
Total Europe	2,100,969	—	—	—	—	—	11,604	16,063	167,366	350,513	404,982	429,163	351,393	1,731,084
Total PRA Group	$8,252,447	$1,157,307	$326,699	$368,003	$529,342	$705,490	$908,684	$1,142,437	$1,378,812	$1,539,495	$1,491,986	$1,512,605	$1,222,496	$12,283,356

(1)	For our international amounts, cash collections are presented using the average exchange rates during the cash collection period.

(2)	The amount reflected in Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(3)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

(4)	The Europe-Core purchases include a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the consolidation of a Polish investment fund.

Estimated Remaining Collections
The following chart shows our ERC by geographical region at September 30, 2018 (amounts in millions).
Seasonality
Cash collections in the Americas tend to be higher in the first and second quarters of the year and lower in the third and fourth quarters of the year. Customer payment patterns are affected by seasonal employment trends, income tax refunds and holiday spending habits geographically.
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.
Cash Collections by Geography and Type Amounts in thousands

	2018			2017				2016
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Americas-Core	$231,253	$233,752	$246,237	$204,245	$212,756	$217,020	$226,906	$193,360
Americas-Insolvency	48,518	56,063	55,280	59,103	60,436	53,163	49,813	52,988
Europe-Core	102,780	109,359	118,109	107,124	102,681	99,121	98,081	97,429
Europe-Insolvency	6,731	7,460	6,954	5,794	5,961	5,371	5,030	4,974
Total Cash Collections	$389,282	$406,634	$426,580	$376,266	$381,834	$374,675	$379,830	$348,751
The following table provides additional details on the composition of our U.S. Core cash collections for the periods indicated.
U.S. Core Portfolio Cash Collections by Source Amounts in thousands

	2018			2017				2016
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Call Center and Other Collections	$137,325	$143,527	$155,448	$120,349	$123,009	$122,780	$127,368	$103,595
External Legal Collections	41,935	40,631	38,891	31,960	35,042	37,863	40,267	35,231
Internal Legal Collections	32,064	32,532	33,423	31,154	31,761	32,511	34,937	31,458
Total US-Core Cash Collections	$211,324	$216,690	$227,762	$183,463	$189,812	$193,154	$202,572	$170,284

Collections Productivity (U.S. Portfolio)
The following tables display certain collections productivity measures.
Cash Collections per Collector Hour Paid U.S. Portfolio

	Total U.S. core cash collections (1)
	2018	2017	2016	2015	2014
First Quarter	$176	$254	$274	$247	$223
Second Quarter	152	202	269	245	220
Third Quarter	163	191	281	250	217
Fourth Quarter	—	170	248	239	203

	Call center and other cash collections (2)
	2018	2017	2016	2015	2014
First Quarter	$121	$161	$168	$143	$119
Second Quarter	101	129	167	141	107
Third Quarter	107	125	177	145	112
Fourth Quarter	—	112	153	139	110

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

The following table displays our quarterly portfolio purchases for the periods indicated.
Portfolio Purchases by Geography and Type Amounts in thousands

	2018			2017				2016
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Americas-Core	$170,426	$182,768	$131,427	$160,278	$115,572	$144,871	$115,166	$91,800
Americas-Insolvency	17,151	16,651	13,436	44,195	73,497	100,040	67,123	20,929
Europe-Core (1)	45,754	19,403	18,000	152,417	14,695	42,876	39,505	80,129
Europe-Insolvency	4,159	2,577	5,392	17,698	7,146	7,860	6,020	6,943
Total Portfolio Purchasing	$237,490	$221,399	$168,255	$374,588	$210,910	$295,647	$227,814	$199,801

(1)
The Europe-Core purchases in the above table and graph exclude a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the consolidation of a Polish investment fund.

Portfolio Purchases by Stratifications (U.S. Only)
The following table categorizes our quarterly U.S. portfolio purchases for the periods indicated into major asset type and delinquency category. Over the past 20 plus years, we have acquired more than 50 million customer accounts in the U.S.
U.S. Portfolio Purchases by Major Asset Type Amounts in thousands

	2018			2017				2016
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Major Credit Cards	$78,864	$100,160	$84,858	$87,895	$54,892	$65,177	$57,615	$35,306
Consumer Finance	2,248	4,098	3,558	2,360	3,308	7,354	7,987	5,678
Private Label Credit Cards	100,517	82,406	47,962	90,332	78,609	101,162	73,473	56,681
Auto Related	330	427	613	21,219	49,741	67,701	30,191	6,104
Total	$181,959	$187,091	$136,991	$201,806	$186,550	$241,394	$169,266	$103,769
U.S. Portfolio Purchases by Delinquency Category Amounts in thousands

	2018			2017				2016
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Fresh (1)	$61,882	$80,976	$71,067	$76,910	$67,540	$73,813	$43,786	$30,919
Primary (2)	37,670	34,166	3,290	23,100	1,623	4,314	726	2,672
Secondary (3)	63,525	55,299	49,198	48,865	43,366	52,217	49,794	48,005
Tertiary (3)	—	—	—	8,736	524	—	1,111	557
Insolvency	17,151	16,650	13,436	44,195	73,497	100,040	67,123	20,930
Other (4)	1,731	—	—	—	—	11,010	6,726	686
Total	$181,959	$187,091	$136,991	$201,806	$186,550	$241,394	$169,266	$103,769

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

Liquidity and Capital Resources
We manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of September 30, 2018, cash and cash equivalents totaled $114.2 million. Of the cash and cash equivalent balance as of September 30, 2018, $94.0 million consisted of cash on hand related to foreign operations with indefinitely reinvested earnings. See the "Undistributed Earnings of Foreign Subsidiaries" section below for more information.
At September 30, 2018, we had approximately $2.2 billion in borrowings outstanding with $816.0 million of availability under all our credit facilities (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of September 30, 2018, the amount available to be drawn was $431.4 million. Of the $816.0 million of borrowing availability, $552.5 million was available under our European credit facility and $263.5 million was available under our North American credit facility. Of the $431.4 million available considering borrowing base restrictions, $201.1 million was available under our European credit facility and $230.3 million was available under our North American credit facility. For more information, see Note 5 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
On October 4, 2018, we entered into the First Amendment to the North American Credit Agreement which, among other things, increased the domestic revolving credit facility by an additional $363.0 million and increased the accordion feature to allow us to increase the original principal amount of the commitments under the North American Credit Agreement by an additional $500.0 million, subject to certain terms and conditions. Concurrently with entering into the First Amendment, we reduced the amount of our European revolving credit facility by $100.0 million to $800.0 million as allowed under the European Credit Agreement.
An additional funding source for our Europe operations is interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $134.7 million as of September 30, 2018). Interest-bearing deposits as of September 30, 2018 were $79.3 million.
We believe we were in compliance with the covenants of our financing arrangements as of September 30, 2018.
We have the ability to slow the purchasing of finance receivables if necessary, with low impact to current year cash collections. For example, we invested $1.1 billion in portfolio purchases in 2017. The portfolios purchased in 2017 generated $175.5 million of cash collections, representing only 11.6% of 2017 cash collections.
Contractual obligations over the next year are primarily related to debt maturities and purchase commitments. Our North American credit facility expires in May 2022. Our European credit facility expires in February 2021. Of our $747.3 million in term loans outstanding at September 30, 2018, $10.0 million is due within one year.
We have in place forward flow commitments for the purchase of nonperforming loans with a maximum purchase price of $583.5 million as of September 30, 2018. We may also enter into new or renewed flow commitments and close on spot transactions in addition to the aforementioned flow agreements.
On May 10, 2017, we reached a settlement with the Internal Revenue Service in regards to the IRS assertion that tax revenue recognition using the cost recovery method did not clearly reflect taxable income. In accordance with the settlement, our tax accounting method to recognize finance receivables revenue changed effective with tax year 2017. Under the new method, a portion of the annual collections amortizes principal and the remaining portion is taxable income. The deferred tax liability related to the difference in timing between the new method and the cost recovery method will be incorporated evenly into our tax filings over four years effective with tax year 2017. We estimate the related tax payments for future years to be approximately $9.8 million per quarter.
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
Cash Flows Analysis
We have revised the presentation of our consolidated statement of cash flows for all reporting periods by reclassifying allowance charges on our finance receivables from investing activities to operating activities. The following analysis reflects this change.
Our operating activities provided cash of $68.1 million and used cash of $1.5 million for the nine months ended September 30, 2018 and 2017, respectively. Key drivers of the change included cash collections recognized as revenue and net income tax payments. Cash collections recognized as revenue increased $68.8 million, as previously described in the revenues discussion and analysis, and cash paid for income taxes decreased $58.5 million.
Our investing activities used cash of $62.6 million and $87.1 million for the nine months ended September 30, 2018 and 2017, respectively. Cash used in investing activities is primarily driven by acquisitions of nonperforming loans. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables, net. The change in net cash used in investing activities is primarily due a decrease in the amounts of acquisitions of finance receivables, mainly in Americas Insolvency and Europe Core portfolios, which totaled $621.5 million during the nine months ended September 30, 2018, compared to $718.6 million during nine months ended September 30, 2017. This was partially offset by the sale of subsidiaries during the nine months ended September 30, 2017, which provided us with net proceeds of $93.3 million, and an increase in collections applied to principal on finance receivables, net, which totaled $561.6 million during the nine months ended September 30, 2018, compared to $544.3 million during the nine months ended September 30, 2017. Additionally, during the nine months ended September 30, 2018, we received cash of $17.5 million upon consolidation of a Polish investment fund previously recorded as an investment.
Our financing activities provided cash of $3.6 million and $99.3 million for the nine months ended September 30, 2018 and 2017, respectively. Cash for financing activities is normally provided by draws on our lines of credit and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt. The change in cash provided by financing activities for the nine months ended September 30, 2018 compared to nine months ended September 30, 2017 was primarily due to a decrease in net draws on our lines of credit and long-term debt. During the nine months ended September 30, 2018, net draws on our borrowing activities totaled $34.0 million compared to net draws of $156.1 million during the nine months ended September 30, 2017. Cash used in financing activities was also impacted by repurchases of common stock, distributions paid to noncontrolling interests and payments of origination costs and fees. Repurchases of our common stock totaled $44.9 million during the nine months ended September 30, 2017, which were repurchased in combination with our convertible debt offering. There were no repurchases of our common stock during the nine months ended September 30, 2018. Distributions paid to noncontrolling interests totaled $14.0 million and $1.4 million for the nine months ended September 30, 2018 and 2017, respectively. Payments of origination costs and fees totaled $0.4 million during the nine months ended September 30, 2018 compared to $18.2 million during the nine months ended September 30, 2017. Additionally, during the nine months ended September 30, 2018 we had a decrease in interest bearing deposits of $12.2 million, compared to an increase of $10.1 million during the nine months ended September 30, 2017.
Undistributed Earnings of Foreign Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of foreign subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax and withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of foreign subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed foreign earnings. The amount of cash on hand related to foreign operations with indefinitely reinvested earnings was $94.0 million and $106.0 million as of September 30, 2018 and December 31, 2017, respectively. Refer to Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information related to our income taxes and undistributed foreign earnings.
Contractual Obligations
Our contractual obligations as of September 30, 2018 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$55,942	$11,405	$20,378	$12,360	$11,799
Revolving credit (1)	1,041,858	54,700	479,148	508,010	—
Long-term debt (2)	1,640,780	63,441	786,285	791,054	—
Purchase commitments (3)	583,489	583,489	—	—	—
Employment agreements	18,285	8,649	9,636	—	—
Total	$3,340,354	$721,684	$1,295,447	$1,311,424	$11,799

(1)
This amount includes estimated interest and unused line fees due on our revolving credit and assumes that the outstanding balances on the revolving credit remain constant from the September 30, 2018 balances to maturity.

(2)	This amount includes scheduled interest and principal payments on our term loans and convertible senior notes.

(3)	This amount includes the maximum remaining amount to be purchased under forward flow and other contracts for the purchase of nonperforming loans in the amount of approximately $583.5 million.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our activities are subject to various financial risks including market risk, currency and interest rate risk, credit risk, liquidity risk and cash flow risk. Our overall financial risk management program focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on our financial performance. We may periodically enter into derivative financial instruments, typically interest rate derivatives, to reduce our exposure to fluctuations in interest rates on variable-rate debt and their impact on earnings and cash flows. We do not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor do we enter into or hold derivatives for trading or speculative purposes. Derivative instruments involve, to varying degrees, elements of non-performance, or credit risk. We do not believe that we currently face a significant risk of loss in the event of non-performance by the counterparties associated with these instruments, as these transactions were executed with a diversified group of major financial institutions with a minimum investment-grade or better credit rating. Our credit risk exposure is managed through the periodic monitoring of our exposures to such counterparties.
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.6 billion as of September 30, 2018. Based on our current debt structure, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $5.8 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $7.0 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European credit facility, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. Further, effective in the second quarter of 2018, we began to apply hedge accounting to certain of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in Other Comprehensive Income. All derivatives to which we have applied hedge accounting were evaluated and remain highly effective at September 30, 2018 and mature in 2020 or 2021. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts.
The fair value of our interest rate derivative agreements was a net asset of $1.7 million at September 30, 2018. A hypothetical 50 basis point decrease in interest rates would cause a decrease in the estimated fair value of our interest rate derivative agreements and the resulting estimated fair value would be an asset of $0.2 million at September 30, 2018. Conversely, a hypothetical 50 basis point increase in interest rates would cause an increase in the estimated fair value of our interest rate derivative agreements and the resulting estimated fair value would be an asset of $4.6 million at September 30, 2018.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. During the three months ended September 30, 2018, we generated $71.3 million of revenues from operations outside the U.S. and used 11 functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.
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
We have taken measures to mitigate the impact of foreign currency fluctuations. We have organized our European operations so that portfolio ownership and collections generally occur within the same entity. Our European credit facility is a multi-currency facility, allowing us to better match funding and portfolio investments by currency. We strive to maintain the distribution of our European borrowings within defined thresholds based on the currency composition of our finance receivables portfolios. When those thresholds are exceeded, we engage in foreign exchange spot transactions to mitigate our risk.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of September 30, 2018, refer to Note 9 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
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

PRA Group, Inc.
(Registrant)

November 8, 2018	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2018	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)