Form 10-K
period 2018-12-31
PRA GROUP INC
filed 2019-03-12
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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

None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☑   NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. YES  ☐   NO  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑   NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES  ☑   NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐ (Do not check if a smaller reporting company)  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2018 was $1,705,630,140 based on the $38.55 closing price as reported on the NASDAQ Global Select Market.
The number of shares of the registrant's Common Stock outstanding as of March 6, 2019 was 45,325,738.
Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

•	our ability to manage risks associated with our international operations;

•	changes in tax laws and interpretations regarding earnings of our domestic and foreign operations;

•	the impact of the Tax Cuts and Jobs Act ("Tax Act") including interpretations and determinations by tax authorities;

•	the possibility that we could incur goodwill or other intangible asset impairment charges;

•	adverse effects from the vote by the United Kingdom ("UK") to leave the European Union ("EU");

•	adverse outcomes in pending litigation or administrative proceedings;

•	our loss contingency accruals may not be adequate to cover actual losses;

•	the possibility that class action suits and other litigation could divert management's attention and increase our expenses;

•	the possibility that we could incur business or technology disruptions or cyber incidents;

•	our ability to collect and enforce our nonperforming loans may be limited under federal, state, local and foreign laws;

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

•	the ability of our European operations to comply with the provisions of the General Data Protection Regulation ("GDPR");

•
the possibility that compliance with foreign and United States ("U.S.") laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions;

•	our ability to raise the funds necessary to repurchase the convertible senior notes or to settle conversions in cash;

•	our ability to expand, renegotiate or replace our credit facilities and our ability to comply with the covenants under our financing arrangements;

•
changes in interest or exchange rates, which could reduce our net income, and the possibility that future hedging strategies may not be successful, which could adversely affect our results of operations and financial condition;

•	the possibility that the adoption of future accounting standards could negatively impact our business; and

•	the risk factors discussed herein and in our other filings with the Securities and Exchange Commission ("SEC").
You should assume that the information appearing in this Annual Report on Form 10-K ("Form 10-K") is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.
You should carefully consider the factors listed above and review the "Risk Factors" section beginning on page 9, as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section beginning on page 24 and the "Business" section beginning on page 5.
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
Our primary business is the purchase, collection and management of portfolios of nonperforming loans. The accounts we acquire are primarily the unpaid obligations of individuals owed to credit grantors, which include banks and other types of consumer, retail, and auto finance companies. We acquire portfolios of nonperforming loans in two broad categories: Core and Insolvency. Our Core operation specializes in purchasing and collecting nonperforming loans, which we purchased at a discount to face value since either the credit grantor and/or other third-party collection agencies have been unsuccessful in collecting the full balance owed. Our Insolvency operation consists primarily of purchasing and collecting on nonperforming loan accounts where the customer is involved in a bankruptcy proceeding. We also provide fee-based services on class action claims recoveries and by servicing consumer bankruptcy accounts in the U.S.
We have one reportable segment, accounts receivable management, based on similarities among the operating units, including the nature of the products and services, the nature of the production processes, the types or classes of customers for our products and services, the methods used to distribute our products and services, and the nature of the regulatory environment.
We were initially formed as Portfolio Recovery Associates, L.L.C., a Delaware limited liability company, on March 20, 1996. We formed Portfolio Recovery Associates, Inc. in August 2002 in order to become a publicly traded company and our common stock began trading on the NASDAQ Global Select Market ("NASDAQ") on November 8, 2002. We changed our legal name to PRA Group, Inc. on October 23, 2014.
We acquired Aktiv Kapital AS ("Aktiv"), a Norway-based company specializing in the purchase, collection and management of portfolios of nonperforming loans throughout Europe and Canada, on July 16, 2014. On April 26, 2016, we acquired DTP S.A. ("DTP"), a Polish-based debt collection company, further building our in-house collection efforts in Poland.
We expanded into South America on August 3, 2015 by acquiring 55% of the equity interest in RCB Investimentos S.A. ("RCB"), a servicing platform for nonperforming loans in Brazil, with the remaining 45% of the equity interest retained by the executive team and previous owners of RCB. On December 20, 2018, we entered into a strategic partnership with Banco Bradesco S.A. (“Bradesco”), under which Bradesco purchased 79% of our interest in RCB's servicing platform. RCB will continue to be operated by RCB’s founders together with Bradesco. PRA retained an 11.7% equity interest in RCB's servicing platform. The sale did not impact the nonperforming loan purchasing business that we have established in Brazil in partnership with the previous owners of RCB, as it was not part of the sale to Bradesco. Accordingly, we will continue to use RCB to service our portfolios of nonperforming loans in South America.
All references in this Form 10-K to the "PRA Group," "our," "we," "us," the "Company" or similar terms are to PRA Group, Inc. and its subsidiaries.
Nonperforming Loan Portfolio Purchases
To identify buying opportunities, we maintain an extensive marketing effort with our senior officers contacting known and prospective sellers of nonperforming loans. From these sellers, we have purchased a variety of nonperforming loans including Visa® and MasterCard® credit cards, private label and other credit cards, installment loans, lines of credit, deficiency balances of various types, legal judgments, and trade payables. Sellers of nonperforming loans include major banks, credit unions, consumer finance companies, telecommunication providers, retailers, utilities, automobile finance companies, student loan companies, and other debt owners. The price at which we acquire portfolios depends on the age of the portfolio, whether it is a Core or Insolvency portfolio, geographic distribution, the seller's selection criteria, our historical experience with a certain asset type or credit grantor, and other similar factors.

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
Legal Recovery - Core Portfolios
An important component of our collections effort involves our legal recovery operations and the judicial collection of accounts of customers who we believe have the ability, but not the willingness, to resolve their obligations. There are some markets in which the collection process follows a prescribed time-sensitive and sequential set of legal actions, but in the majority of instances, we use models and analysis to select those accounts reflecting a high propensity to pay in a legal environment. Depending on the characteristics of the receivable and the applicable local collection laws, we determine whether to commence legal action to judicially collect on the receivable. The legal process can take an extended period of time and can be costly, but when accounts are selected properly it also usually generates net cash collections that likely would not have been realized otherwise. We use a combination of internal staff (attorney and support), and external staff to pursue legal collections under certain circumstances.
Insolvency Operations
Insolvency Operations in the U.S. manages customer filings under the U.S. Bankruptcy Code on debtor accounts derived from two sources: (1) our purchased pools of bankrupt accounts and (2) our Core purchased pools of nonperforming loans that have filed for bankruptcy protection after being acquired by us. We file proofs of claim ("POCs") or claim transfers and actively manage these accounts through the entire life cycle of the bankruptcy proceeding to substantiate our claims and ensure that we participate in any distributions to creditors. Outside of the U.S., similar insolvency work is primarily outsourced to third parties.
Insolvency accounts in the U.S. are typically those filed under Chapter 13 of the U.S. Bankruptcy Code, have an associated payment plan that generally ranges from three to five years in duration, and can be acquired at any stage in the bankruptcy plan life cycle. Portfolios sold close to the filing of the bankruptcy plan will generally take months to generate cash flow; however, aged portfolios sold years after the filing of the bankruptcy plan will typically generate cash flows immediately. Non-U.S. insolvency accounts may have some slight differences, but generally operate in a similar manner. In Canada, we purchase Consumer Proposal, Consumer Credit Counseling and Bankrupt Accounts. In the UK, we purchase Individual Voluntary Arrangements, Company Voluntary Arrangements, Trust Deeds and Bankrupt Accounts. In Germany, we acquire consumer bankruptcies, which may also consist of small business loans with a personal guarantee.
Fee-Based Services
In addition to the purchase, collection and management of portfolios of nonperforming loans, we provide fee-based services including class action claims recovery purchasing and servicing through Claims Compensation Bureau, LLC ("CCB") and third-party servicing of bankruptcy accounts in the U.S.

Seasonality
Cash collections in the Americas tend to be higher in the first quarter of the year due to the high volume of income tax refunds received by individuals in the U.S., and trend lower as the year progresses. Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds and holiday spending habits geographically.
Competition
Purchased portfolio competition is derived from both third-party contingent fee collection agencies and other purchasers of debt that manage their own nonperforming loans or outsource such servicing. Our primary competitors in our fee-based business are providers of outsourced receivables management services. Regulatory complexity and burdens, combined with seller preference for experienced portfolio purchasers, create significant barriers to successful entry for new competitors particularly in the U.S. While both markets remain competitive, the contingent fee industry is more fragmented than the purchased portfolio industry.
We face bidding competition in our acquisition of nonperforming loans and in obtaining placements for our fee-based businesses. We also compete on the basis of reputation, industry experience and performance. We believe that our competitive strengths include our disciplined and proprietary underwriting process, the extensive data set we have developed since our founding in 1996, our ability to bid on portfolios at appropriate prices, our reputation from previous portfolio purchase transactions, our ability to close transactions in a timely fashion, our strong relationships with credit grantors, our team of well-trained collectors who provide quality customer service while complying with applicable collection laws, and our ability to efficiently and effectively collect on various asset types.
Compliance
Our approach to compliance is multifaceted and comprehensive and is overseen by both the Board of Directors and management. Our compliance management system includes policies and procedures, training, monitoring and consumer complaint response. In addition, our compliance expectations extend to our service providers. Our compliance management system is predicated on the following:

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

•	regular testing by our compliance and internal audit departments of controls embedded in business processes designed to foster compliance with laws, regulations and internal policy; and

•
regular evaluation of the legislative and regulatory environment and monitoring of statutory and regulatory changes and relevant case law, so that operations personnel are aware of and in compliance with the laws and judicial decisions that may impact their job duties.

Regulation
We are subject to a variety of federal, state, local, and foreign laws that establish specific guidelines and procedures that debt collectors must follow when collecting customer accounts, including laws relating to the collection, use, retention, security and transfer of personal information. It is our policy to comply with the provisions of all applicable federal, state, local and foreign laws in all our activities even though there are frequent changes in these laws and regulations, including their interpretation, application and inconsistencies from jurisdiction to jurisdiction. Our failure to comply with these laws could result in enforcement action against us, the payment of significant fines and penalties, restrictions upon our operations or our inability to recover amounts owed to us. Significant laws and regulations applicable to our business include the following:

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

•
Servicemembers Civil Relief Act ("SCRA"), which gives U.S. military service personnel relief from credit obligations they may have incurred prior to entering military service and may also apply in certain circumstances to obligations and liabilities incurred by a servicemember while serving on active duty.

•	Health Insurance Portability and Accountability Act, which provides standards to protect the confidentiality of patients' personal healthcare and financial information in the U.S.

•
U.S. Bankruptcy Code, which prohibits certain contacts with consumers after the filing of bankruptcy petitions and dictates what types of claims will or will not be allowed in a bankruptcy proceeding including how such claims may be discharged.

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

•
Foreign data protection and privacy laws, which include relevant country specific legislation in the United Kingdom and other European countries where we operate that regulate the processing of information relating to individuals, including the obtaining, holding, use or disclosure of such information; the Personal Information Protection and Electronic Documents Act, which aims to protect personal information that is collected, used or disclosed in certain circumstances for purposes of electronic commerce in Canada; and the EU Data Protection Directive, which has been replaced by the General Data Protection Regulation, effective as of May 25, 2018, which regulates the processing and free movement of personal data within the EU and transfer of such data outside the EU.

•
Consumer Credit Act 1974 (and its related regulations), Unfair Terms in Consumer Contracts Regulations of 1999 and the Financial Conduct Authority's consumer credit conduct of business rules, which apply to our international operations and govern consumer credit agreements.

In addition, certain of our EU subsidiaries are subject to capital adequacy and liquidity requirements.
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

Employees
As of December 31, 2018, we employed 5,377 full-time equivalents globally. Management considers our employee relations to be good. While none of our North American employees are represented by a union or covered by a collective bargaining agreement, in Europe we work closely with a number of works councils, and in countries where it is the customary local practice, such as Finland and Spain, we have collective bargaining agreements.
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
The information contained on, or that can be accessed through our website, is not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any of our other SEC Filings.
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
Our performance may be adversely affected by economic, political or inflationary conditions in any market in which we operate. These conditions could include regulatory developments, changes in global or domestic economic policy, legislative changes, the sovereign debt crises experienced in several European countries and the uncertainty on the future of the EU as a result of the UK's departure from the EU. Deterioration in economic conditions, a prolonged economic recovery, or a significant rise in inflation could cause personal bankruptcy and insolvency filings to increase, and the ability of consumers to pay their debts could be adversely affected. This may in turn adversely impact our business and financial results. Deteriorating economic conditions or a prolonged recovery could also adversely impact the businesses to which we provide fee-based services, which could reduce our fee income and cash flow.
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

For financial reporting purposes, we utilize the interest method of revenue recognition for determining our income recognized on finance receivables, which is based on an analysis of projected cash flows that may prove to be less than anticipated and could lead to the incurrence of allowance charges which would reduce our profitability.
We utilize the interest method to determine income recognized on finance receivables under the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under this method, pools of receivables we acquire are modeled upon their projected cash flows. A yield is then established which, when applied to the unamortized purchase price of the receivables, results in the recognition of income at a constant yield relative to the remaining balance in the pool. Each pool is analyzed regularly to assess the actual performance compared to that derived from our models. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current yield and is recorded as an allowance charge in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables on the consolidated balance sheets. As a result, if the accuracy of the modeling process deteriorates or there is a significant decline in anticipated future cash flows, we could incur additional allowance charges, which could reduce our profitability in a given period.
Changes in accounting standards and their interpretations could adversely affect our operating results.
U.S. GAAP, as issued and amended by the FASB, is subject to interpretation by the SEC, and various other bodies that promulgate and interpret appropriate accounting principles. These principles and related implementation guidelines and interpretations can be highly complex and involve subjective estimates. A change in these principles or interpretations could have a significant effect on our reported financial results. For example, in June 2016 the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.  ASU 2016-13 supersedes ASC 310-30, which we currently follow to account for income recognized on our finance receivables and is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  We expect ASU 2016-13 will have a significant impact on how we measure and record income recognized on our finance receivables and are in the process of evaluating the impact of adoption on our consolidated financial statements and accounting operations. Delays in the release of clarifying guidance could adversely impact our ability to implement the necessary processes and controls required to adopt the standard on a timely basis. ASU 2016-13, amendments thereof, and amendments to new and existing accounting standards could have an adverse effect on our financial condition and results of operations.
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
The global nature of our operations expands the risks and uncertainties described elsewhere in this section, including the following:

•	changes in local political, economic, social and labor conditions in the markets in which we operate, including Europe, and the Americas;

•	foreign exchange controls on currency conversion and the transfer of funds that might prevent us from repatriating cash earned in countries outside the U.S. in a tax-efficient manner;

•	currency exchange rate fluctuations, currency restructurings, inflation or deflation, and our ability to manage these fluctuations through a foreign exchange risk management program;

•	different employee/employer relationships, laws and regulations, union recognition and the existence of employment tribunals and works councils;

•	laws and regulations imposed by foreign governments, including those governing data security, sharing and transfer;

•	potentially adverse tax consequences resulting from changes in tax laws in the jurisdictions in which we operate or challenges to our interpretations and application of complex international tax laws;

•	logistical, communications and other challenges caused by distance and cultural and language differences, each making it harder to do business in certain jurisdictions;

•	risks related to crimes, strikes, riots, civil disturbances, terrorist attacks, wars and natural disasters;

•	volatility of global credit markets and the availability of consumer credit and financing in our international markets;

•	uncertainty as to the enforceability of contract and intellectual property rights under local laws;

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
In December 2017, the Tax Act became law. The Tax Act includes a broad range of tax reform provisions affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21%; a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations referred to as Global Intangible Low-Taxed Income (“GILTI”); creating the base erosion anti-abuse tax, a new minimum tax; creating a new limitation on deductible interest expense; and increased limitations on the deductibility of executive compensation. The Tax Act impacted our effective tax rate for fiscal year 2018 and will impact our effective tax rate in the future. The new law makes broad and complex changes to the U.S. tax code and we expect to see future regulatory, administrative or legislative guidance. To the extent any future guidance differs from our current interpretation of the law, it could have a material effect on our financial position and results of operations.
In addition, many countries in the EU and around the world have adopted and/or proposed changes to current tax laws. Further, organizations such as the Organization for Economic Cooperation and Development have published actions that, if adopted by countries where we do business, could increase our tax obligations in those countries. Due to the scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate potentially harming our financial position and results of operations.
Goodwill or other intangible asset impairment charges could negatively impact our net income and stockholders' equity.
We have recorded a significant amount of goodwill as a result of our acquisitions. Goodwill is not amortized, but is tested for impairment at the reporting unit level. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the recognition of goodwill impairment. These risks include, but are not limited to, adverse changes in macroeconomic conditions, the business climate, or the market for the entity's products or services; significant variances between actual and expected financial results; negative or declining cash flows; lowered expectations of future results; failure to realize anticipated synergies from acquisitions; significant expense increases; a more likely-than-not expectation of selling or disposing all or a portion of a reporting unit; the loss of key personnel; an adverse action or assessment by a regulator; or a sustained decrease in the Company's share price.
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
On June 23, 2016, the UK voted to leave the EU (commonly referred to as "Brexit"). Although the vote had no binding legal effect, it adversely impacted global markets and resulted in a decline in the value of the British pound as compared to the U.S. dollar and other currencies. The UK's exit negotiations with the EU officially began in June 2017. EU rules provide for a two-year negotiation period, ending on March 29, 2019, unless an extension is agreed to by the parties. There remains significant uncertainty about the future relationship between the UK and the EU, including the possibility of the UK leaving the EU without a negotiated and bilaterally approved withdrawal plan. The impact of the UK's ultimate withdrawal from the EU or any related changes to the decision may adversely affect business activity, political stability and economic conditions in the UK, the EU and globally, which could in turn adversely affect European or worldwide political, regulatory, economic and financial market conditions.
As of December 31, 2018, the total estimated remaining collections ("ERC") of our UK portfolios constituted approximately 20% of our consolidated ERC. Our British pound assets are predominantly funded by British pound liabilities. However, British pound net income and retained earnings could be affected when translated back to the U.S. dollar, positively or negatively, by foreign exchange volatility in the short term resulting from the uncertainty of Brexit. In the longer term, any impact from Brexit on our business, results of operations and financial condition will depend on the final terms negotiated by the UK and the EU, including arrangements concerning taxes and financial services regulation.
Our loss contingency accruals may not be adequate to cover actual losses.
We are involved in judicial, regulatory, and arbitration proceedings or investigations concerning matters arising from our business activities. We believe that we have adopted reasonable compliance policies and procedures and believe we have meritorious defenses in all material litigation pending against us. However, there can be no assurance as to the ultimate outcome. We establish accruals for potential liability arising from legal proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. An unfavorable resolution of a legal proceeding or claim could adversely impact our business, financial condition, results of operations, or liquidity. For more information, refer to the "Litigation and Regulatory Matters" section of Note 13 to our Consolidated Financial Statements included in Item 8 of this Form 10-K ("Note 13").
Class action suits and other litigation could divert our management's attention from operating our business and increase our expenses.
Credit grantors, nonperforming loan purchasers and third-party collection agencies and attorneys in the consumer credit industry are frequently subject to putative class action lawsuits and other litigation. Claims include failure to comply with applicable laws and regulations and improper or deceptive origination and servicing practices. An unfavorable outcome in a class action suit or other litigation could adversely affect our results of operations, financial condition, cash flows and liquidity. Even when we prevail or the basis for the litigation is groundless, considerable time, energy and resources may be needed to respond, and such class action lawsuits or other litigation could adversely affect our results of operations, financial condition, cash flows and liquidity.
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
In a number of jurisdictions, we must maintain licenses to purchase or own debt, and/or to perform debt recovery services and must satisfy related bonding requirements. Our failure to comply with existing licensing requirements, changing interpretations of existing requirements, or adoption of new licensing requirements, could restrict our ability to collect in certain jurisdictions, subject us to increased regulation, increase our costs, or adversely affect our ability to purchase, own and/or collect our receivables.
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
Our debt collection activities and business practices are subject to review from time to time by various governmental authorities and regulators, including the CFPB, which may commence investigations or enforcement actions, or reviews targeted at businesses in the financial services industry. These reviews may involve governmental authority consideration of individual consumer complaints, or could involve a broader review of our debt collection policies and practices. Such investigations could lead to assertions by governmental authorities that we are not complying with applicable laws or regulations. In such circumstances, authorities may request or seek to impose a range of remedies that could involve potential compensatory or punitive damage claims, fines, restitution payments, sanctions or injunctive relief, that if agreed to or granted, could require us to make payments or incur other expenditures that could have an adverse effect on our financial position. The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), recover costs, and impose monetary penalties (ranging from $5,000 per day to over $1 million per day, depending on the nature and gravity of the violation). In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented thereunder, the Dodd-Frank Act empowers state attorneys general and other state regulators to bring civil actions to remedy violations under state law. Government authorities could also request or seek to require us to cease certain of our practices or institute new practices. Negative publicity relating to investigations or proceedings brought by governmental authorities could have an adverse impact on our reputation, could harm our ability to conduct business with industry participants, and could result in financial institutions reducing or eliminating sales of receivables portfolios to us which would harm our business and negatively impact our results of operations. Moreover, changing or modifying our internal policies or procedures, responding to governmental inquiries and investigations and defending lawsuits or other proceedings could require significant efforts on the part of management and result in increased costs to our business. In addition, such efforts could divert management's full attention from our business operations. All of these factors could have an adverse effect on our business, results of operations, and financial condition.
The CFPB has issued civil investigative demands to many companies that it regulates and periodically examines practices regarding the collection of consumer debt. In September 2015, we entered into the Consent Order with the CFPB settling a previously disclosed investigation of certain debt collection practices of PRA. Among other things, the Consent Order required PRA to: (i) vacate 837 judgments obtained after the applicable statute of limitations, refund $860,607 in payments received on account of such judgments and waive the remaining $3.4 million in judgment balances; (ii) refund $18.2 million in Litigation Department Calls Restitution, as defined in the Consent Order; and (iii) pay an $8.0 million civil money penalty to the CFPB. Although we have implemented the requirements of the Consent Order, there can be no assurance that additional litigation or new industry regulations currently under consideration by the CFPB would not have an adverse effect on our business, results of operations, and financial condition. In addition, the CFPB monitors our compliance with the Consent Order and could make a determination that we have failed to adhere to our obligations. Such a determination could result in additional inquiries, penalties or liabilities, which could have an adverse effect on our business, results of operations, and financial condition.
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

The impact of the GDPR, including interpretations and determinations by regulatory authorities, could have an adverse effect on our financial condition and results of operations.
On May 25, 2018, the EU adopted the GDPR, which impacts our European operations. The GDPR updated data privacy compliance obligations, which required us to adapt our business practices accordingly. Financial penalties for noncompliance with the GDPR can be significant.
The regulation of data privacy in the EU and around the globe continues to evolve, and it is not possible to predict the effect of such rigorous data protection regulations over time, which could result in increased costs of conducting business to maintain compliance with such regulations. Although we take significant steps to protect the security of our data and the personal data of our customers, we may be required to expend significant resources to comply with regulations if third parties improperly obtain and use such data.
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
We may be restricted from paying cash upon conversion of the Notes, repurchasing the Notes for cash when required and repaying the Notes at maturity or upon acceleration following an event of default under the Notes unless we repay all amounts outstanding under, and terminate, our North American Credit Agreement. Additionally, our future indebtedness may contain limitations on our ability to pay cash upon conversion of the Notes and on our ability to repurchase the Notes.
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
Default by or failure of one or more of our counterparty financial institutions could cause us to incur significant losses.
As part of our risk management activities, we enter into transactions involving derivative financial instruments, including, among others, forward contracts and interest rate swap contracts, with various financial institutions. In addition, we have significant amounts of cash and cash equivalents on deposit or in accounts with banks or other financial institutions in the U.S. and abroad. As a result, we are exposed to the risk of default by, or failure of, counterparty financial institutions. The risk of counterparty default or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to retrieve our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty's liquidity or the applicable laws governing the insolvency or bankruptcy proceedings.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters and primary domestic operations facilities are located in Norfolk, Virginia. In addition, at December 31, 2018, we had operational centers, all of which are leased except the facilities in Kansas and Tennessee, in the following locations in the Americas and Europe:

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
Refer to Note 13 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for information regarding legal proceedings in which we are involved.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is traded on NASDAQ under the symbol "PRAA." Based on information provided by our transfer agent and registrar, as of February 15, 2019, there were 51 holders of record and 23,020 beneficial owners of our common stock.
Stock Performance
The following graph and subsequent table compare from December 31, 2013 to December 31, 2018, the cumulative stockholder returns assuming an initial investment of $100 in our common stock (PRAA), the stocks comprising the NASDAQ Financial 100 (IXF) and the stocks comprising the NASDAQ Global Market Composite Index (NQGM) at the beginning of the period. Any dividends paid during the five-year period are assumed to be reinvested.

	Ticker	2013	2014	2015	2016	2017	2018
PRA Group, Inc.	PRAA	$100	$110	$66	$74	$63	$46
NASDAQ Financial 100	IXF	$100	$105	$112	$141	$163	$149
NASDAQ Global Market Composite Index	NQGM	$100	$106	$106	$102	$127	$148
The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of our common stock. We do not make or endorse any predictions as to our future stock performance.
Dividend Policy
Our board of directors sets our dividend policy. We do not currently pay regular dividends on our common stock and did not pay dividends in the three years ended December 31, 2018; however, our board of directors may determine in the future to declare or pay dividends on our common stock. Under the terms of our credit facilities, cash dividends may not exceed $20 million in any fiscal year without the consent of our lenders. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may consider relevant.

Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans see Note 9 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Share Repurchase Programs
None.

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K and our Consolidated Financial Statements and the related notes thereto included in Item 8 of this Form 10-K. Certain prior year amounts have been reclassified for consistency with the current period presentation. In addition, certain prior year amounts have been revised to correct immaterial errors which are reflected in the fourth quarter of the respective year in the quarterly income statement and balance sheet data tables included in Item 6 of this Form 10-K. For additional information on the correction of the immaterial errors see Note 17 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Consolidated Income Statement, Operating and Other Financial Data $ in thousands, except per share amounts

	Years Ended December 31,
Income Statement Data:	2018	2017	2016	2015	2014
Revenues:
Income recognized on finance receivables	$891,899	$795,435	$845,142	$894,491	$802,539
Fee income	14,916	24,916	77,381	64,383	65,675
Other revenue	1,441	7,855	8,080	12,513	7,820
Total revenues	908,256	828,206	930,603	971,387	876,034

Net allowance charges	(33,425)	(11,898)	(98,479)	(29,369)	4,935

Operating expenses:
Compensation and employee services	319,400	273,033	258,846	268,345	234,531
Legal collection fees	42,941	43,351	47,717	53,393	51,107
Legal collection costs	104,988	76,047	84,485	76,063	88,054
Agency fees	33,854	35,530	44,922	32,188	16,399
Outside fees and services	61,492	62,792	63,098	65,155	55,821
Communication	43,224	33,132	33,771	33,113	33,085
Rent and occupancy	16,906	14,823	15,710	14,714	11,509
Depreciation and amortization	19,322	19,763	24,359	19,874	18,414
Other operating expenses	47,444	44,103	39,466	68,829	29,981
Total operating expenses	689,571	602,574	612,374	631,674	538,901
Income from operations	185,260	213,734	219,750	310,344	342,068
Other income and (expense):
Gain on sale of subsidiaries	26,575	48,474	—	—	—
Interest expense, net	(121,078)	(98,041)	(80,864)	(60,336)	(35,226)
Foreign exchange (loss)/gain	(944)	(1,104)	2,564	7,514	(5,829)
Other	(316)	(2,790)	(5,823)	—	—
Income before income taxes	89,497	160,273	135,627	257,522	301,013
Income tax expense/(benefit)	13,763	(10,852)	43,577	89,391	124,508
Net income	75,734	171,125	92,050	168,131	176,505
Adjustment for net income attributable to noncontrolling interests	10,171	6,810	5,795	205	—
Net income attributable to PRA Group, Inc.	$65,563	$164,315	$86,255	$167,926	$176,505
Net income per share attributable to PRA Group, Inc.:
Basic	$1.45	$3.60	$1.86	$3.49	$3.53
Diluted	$1.44	$3.59	$1.86	$3.47	$3.50
Weighted average number of shares outstanding:
Basic	45,280	45,671	46,316	48,128	49,990
Diluted	45,413	45,823	46,388	48,405	50,421
Operating and Other Financial Data:
Cash receipts	$1,640,121	$1,537,521	$1,569,367	$1,603,878	$1,444,487
Operating expenses to cash receipts	42%	39%	39%	39%	37%
Return on equity (1)	6%	17%	10%	20%	19%
Acquisitions of finance receivables, at cost (2)	$1,117,997	$1,108,959	$947,331	$963,811	$1,432,764
Full-time equivalents at period end	5,377	5,154	4,019	3,799	3,880

(1)	Calculated by dividing net income attributable to PRA Group, Inc. by average monthly stockholders' equity - PRA Group, Inc. for each year.

(2)
Represents cash paid for finance receivables through the ordinary course of business as well as the acquisition date finance receivable portfolios that were acquired through our various business acquisitions.

Key Balance Sheet Data Amounts in thousands

	As of December 31,
	2018	2017	2016	2015	2014
Cash and cash equivalents	$98,695	$120,516	$94,287	$71,372	$39,661
Finance receivables, net	3,084,777	2,776,199	2,309,513	2,202,113	2,001,790
Total assets	3,909,559	3,700,972	3,165,157	2,990,567	2,778,751
Borrowings	2,473,656	2,170,182	1,784,101	1,717,129	1,482,456
Total equity	1,123,969	1,140,717	918,321	839,747	902,215
Quarterly Income Statement Data Amounts in thousands, except per share amounts

	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Revenues:
Income recognized on finance receivables	$231,029	$223,228	$219,018	$218,624	$203,397	$200,660	$194,164	$197,214
Fee income	4,686	2,561	2,342	5,327	6,043	2,671	6,344	9,858
Other revenue	1,027	99	158	157	1,454	1,091	3,145	2,165
Total revenues	236,742	225,888	221,518	224,108	210,894	204,422	203,653	209,237

Net allowance charges	(21,381)	(8,285)	(2,834)	(925)	(2,486)	(3,412)	(3,321)	(2,679)

Operating expenses:
Compensation and employee services	79,123	78,350	80,690	81,237	69,253	68,541	66,771	68,468
Legal collection fees	11,501	10,428	10,343	10,669	10,061	10,065	11,967	11,258
Legal collection costs	33,281	30,769	18,695	22,243	18,781	17,561	19,235	20,470
Agency fees	9,088	8,350	8,138	8,278	7,877	7,599	9,254	10,800
Outside fees and services	17,068	15,701	14,565	14,158	15,815	15,631	18,061	13,285
Communication	10,645	10,240	10,782	11,557	8,028	8,713	7,254	9,137
Rent and occupancy	4,319	4,270	4,003	4,314	3,985	3,668	3,387	3,783
Depreciation and amortization	5,092	4,776	4,525	4,929	4,666	4,841	5,041	5,215
Other operating expenses	13,030	10,602	11,628	12,184	12,032	10,140	11,046	10,885
Total operating expenses	183,147	173,486	163,369	169,569	150,498	146,759	152,016	153,301
Income from operations	32,214	44,117	55,315	53,614	57,910	54,251	48,316	53,257
Other income and (expense):
Gain on sale of subsidiaries	26,575	—	—	—	—	307	1,322	46,845
Interest expense, net	(33,549)	(30,624)	(31,124)	(25,781)	(28,379)	(25,899)	(22,506)	(21,257)
Foreign exchange (loss)/gain	(4,553)	626	1,690	1,293	317	(1,084)	(2,516)	2,179
Other	(381)	222	(400)	243	(2,790)	—	—	—
Income before income taxes	20,306	14,341	25,481	29,369	27,058	27,575	24,616	81,024
Income tax expense/(benefit)	1,980	1,789	3,857	6,137	(63,709)	10,682	10,766	31,409
Net income	18,326	12,552	21,624	23,232	90,767	16,893	13,850	49,615
Adjustment for net income attributable to noncontrolling interests	3,384	2,625	2,036	2,126	1,847	1,338	2,177	1,448
Net income attributable to PRA Group, Inc.	$14,942	$9,927	$19,588	$21,106	$88,920	$15,555	$11,673	$48,167
Net income per share attributable to PRA Group, Inc.:
Basic	$0.33	$0.22	$0.43	$0.47	$1.97	$0.34	$0.25	$1.04
Diluted	$0.33	$0.22	$0.43	$0.47	$1.96	$0.34	$0.25	$1.03
Weighted average number of shares outstanding:
Basic	45,304	45,302	45,283	45,231	45,170	45,168	45,941	46,406
Diluted	45,394	45,440	45,449	45,370	45,318	45,286	46,060	46,627

Quarterly Balance Sheet Data Amounts in thousands

	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Assets
Cash and cash equivalents	$98,695	$114,176	$71,570	$101,418	$120,516	$113,754	$92,756	$82,110
Investments	45,173	21,750	80,541	87,764	78,290	75,512	76,438	74,055
Finance receivables, net	3,084,777	2,823,622	2,734,673	2,771,408	2,776,199	2,579,375	2,522,427	2,368,424
Other receivables, net	46,157	9,067	14,688	14,308	15,770	10,919	11,306	17,684
Income taxes receivable	16,809	8,912	12,163	10,271	21,686	3,877	2,865	—
Net deferred tax asset	61,453	63,724	60,944	59,377	56,459	40,797	36,913	28,704
Property and equipment, net	54,136	55,010	53,364	53,788	49,311	36,428	36,532	38,024
Goodwill	464,116	519,045	519,811	544,293	526,513	538,337	516,165	506,240
Intangible assets, net	5,522	17,369	18,914	22,523	23,572	25,527	25,878	27,393
Other assets	32,721	27,296	31,650	37,639	32,656	37,409	40,489	32,373
Total assets	$3,909,559	$3,659,971	$3,598,318	$3,702,789	$3,700,972	$3,461,935	$3,361,769	$3,175,007
Liabilities and Equity
Liabilities:
Accounts payable	$6,110	$3,773	$5,090	$2,330	$4,992	$3,605	$3,694	$3,924
Accrued expenses	79,396	81,445	78,852	85,137	85,993	82,445	77,869	82,594
Income taxes payable	15,080	13,408	466	23,872	10,771	4,069	19,793	37,960
Net deferred tax liability	114,979	120,990	140,224	146,410	171,185	237,044	250,821	259,330
Interest-bearing deposits	82,666	79,282	82,613	90,769	98,580	96,395	92,479	78,792
Borrowings	2,473,656	2,194,687	2,133,997	2,150,873	2,170,182	1,963,504	1,899,148	1,708,687
Other liabilities	7,370	8,474	8,061	15,146	9,018	1,213	3,094	13,344
Total liabilities	2,779,257	2,502,059	2,449,303	2,514,537	2,550,721	2,388,275	2,346,898	2,184,631
Redeemable noncontrolling interest	6,333	6,955	8,322	9,697	9,534	8,620	8,860	8,515
Equity:
Preferred stock	—	—	—	—	—	—	—	—
Common stock	453	453	453	453	452	452	452	464
Additional paid-in capital	60,303	58,713	56,410	54,271	53,870	52,049	49,928	66,293
Retained earnings	1,276,473	1,261,531	1,251,604	1,232,016	1,214,840	1,125,920	1,110,365	1,098,692
Accumulated other comprehensive loss	(242,109)	(213,078)	(209,167)	(155,687)	(178,607)	(166,397)	(204,213)	(233,476)
Total stockholders' equity - PRA Group, Inc.	1,095,120	1,107,619	1,099,300	1,131,053	1,090,555	1,012,024	956,532	931,973
Noncontrolling interests	28,849	43,338	41,393	47,502	50,162	53,016	49,479	49,888
Total equity	1,123,969	1,150,957	1,140,693	1,178,555	1,140,717	1,065,040	1,006,011	981,861
Total liabilities and equity	$3,909,559	$3,659,971	$3,598,318	$3,702,789	$3,700,972	$3,461,935	$3,361,769	$3,175,007

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a global financial and business services company with operations in the Americas and Europe. Our primary business is the purchase, collection and management of portfolios of nonperforming loans.
Certain prior year amounts have been reclassified for consistency with the current period presentation. In addition, certain prior year amounts have been revised to correct immaterial errors. For additional information on the correction of the immaterial errors see Note 17 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
Unless otherwise specified, references to 2018, 2017 and 2016 are to the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

Results of Operations
The results of operations include the financial results of PRA Group and all of our subsidiaries, which are in the receivables management business. Under the guidance of FASB ASC Topic 280 "Segment Reporting" ("ASC 280"), we have determined that we have several operating segments that meet the aggregation criteria of ASC 280, and therefore, we have one reportable segment, accounts receivables management, based on similarities among the operating units, including economic characteristics, the nature of the products and services, the nature of the production processes, the types or class of customer for their products and services, the methods used to distribute their products and services and the nature of the regulatory environment.
The following table sets forth certain operating data as a percentage of total revenues for the years indicated (dollars in thousands):

	2018		2017		2016
Revenues:
Income recognized on finance receivables	$891,899	98.2%	$795,435	96.0%	$845,142	90.8%
Fee income	14,916	1.6	24,916	3.0	77,381	8.3
Other revenue	1,441	0.2	7,855	0.9	8,080	0.9
Total revenues	908,256	100.0	828,206	100.0	930,603	100.0

Net allowance charges	(33,425)	(3.7)	(11,898)	(1.4)	(98,479)	(10.6)

Operating expenses:
Compensation and employee services	319,400	35.2	273,033	33.0	258,846	27.8
Legal collection fees	42,941	4.7	43,351	5.2	47,717	5.1
Legal collection costs	104,988	11.6	76,047	9.2	84,485	9.1
Agency fees	33,854	3.7	35,530	4.3	44,922	4.8
Outside fees and services	61,492	6.8	62,792	7.6	63,098	6.8
Communication	43,224	4.8	33,132	4.0	33,771	3.6
Rent and occupancy	16,906	1.9	14,823	1.8	15,710	1.7
Depreciation and amortization	19,322	2.1	19,763	2.4	24,359	2.6
Other operating expenses	47,444	5.1	44,103	5.3	39,466	4.3
Total operating expenses	689,571	75.9	602,574	72.8	612,374	65.8
Income from operations	185,260	20.4	213,734	25.8	219,750	23.6
Other income and (expense):
Gain on sale of subsidiaries	26,575	2.9	48,474	5.9	—	—
Interest expense, net	(121,078)	(13.3)	(98,041)	(11.8)	(80,864)	(8.7)
Foreign exchange (loss)/gain	(944)	(0.1)	(1,104)	(0.1)	2,564	0.3
Other	(316)	(0.1)	(2,790)	(0.3)	(5,823)	(0.6)
Income before income taxes	89,497	9.8	160,273	19.4	135,627	14.6
Income tax expense/(benefit)	13,763	1.5	(10,852)	(1.3)	43,577	4.7
Net income	75,734	8.3	171,125	20.7	92,050	9.9
Adjustment for net income attributable to noncontrolling interests	10,171	1.1	6,810	0.8	5,795	0.6
Net income attributable to PRA Group, Inc.	$65,563	7.2%	$164,315	19.9%	$86,255	9.3%

Cash Collections
Cash collections were as follows for the periods indicated:

	Year Ended December 31,			Variances
(Amounts in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Americas-Core	$945.2	$860.9	$837.2	$84.3	$23.7
Americas-Insolvency	207.8	222.5	249.8	(14.7)	(27.3)
Europe-Core	443.4	407.0	390.5	36.4	16.5
Europe-Insolvency	28.8	22.2	14.5	6.6	7.7
Total cash collections	$1,625.2	$1,512.6	$1,492.0	$112.6	$20.6

Cash collections adjusted (1)	$1,625.2	$1,518.7	$1,493.8	$106.5	$18.8
Cash collections on fully amortized pools	54.0	57.6	34.2	(3.6)	23.4
Cash collections on pools on cost recovery	35.8	37.7	29.1	(1.9)	8.6
Net finance receivables on cost recovery at year-end	48.0	166.6	105.5	(118.6)	61.1
(1) Cash collections adjusted refers to 2017 cash collections remeasured using 2018 exchange rates and 2016 cash collections remeasured using 2017 exchange rates.
Cash collections were $1,625.2 million in 2018, an increase of $112.6 million or 7.4%, compared to $1,512.6 million in 2017. The increase was largely due to U.S. call center collections increasing 15.7%, due primarily to record U.S. Core portfolio purchasing in 2018 and 2017, and U.S. legal collections increasing 8.0%. Additionally, Europe Core and Europe Insolvency cash collections increased 8.9% and 29.7%, respectively. The increase in Europe Core cash collections was primarily the result of elevated portfolio purchasing in the fourth quarter of 2017 and 2018. These increases were partially offset by a 6.6% decline in Americas Insolvency cash collections caused mainly by a decline in Americas Insolvency portfolio buying in 2018 and the continued runoff of our older portfolios.
Cash collections were $1,512.6 million in 2017, an increase of $20.6 million or 1.4%, compared to $1,492.0 million in 2016. The increase was largely due to U.S. call center collections increasing 5.8%, due primarily to increased staffing in our U.S. call centers in 2017. Additionally, Europe Core and Europe Insolvency cash collections increased 4.2% and 53.1%, respectively. The increase in Europe Core cash collections was primarily the result of elevated portfolio purchasing during 2015-2017. These increases were partially offset by a 10.9% decline in Americas Insolvency cash collections caused mainly by a decline in Americas Insolvency portfolio purchasing during 2014-2016.
Revenues
Total revenues were $908.3 million in 2018, $828.2 million in 2017, and $930.6 million in 2016.
A summary of how our revenues were generated during the years indicated is as follows (amounts in thousands):

	2018	2017	2016
Cash collections	$1,625,205	$1,512,605	$1,491,986
Principal amortization	(733,306)	(717,170)	(646,844)
Income recognized on finance receivables	891,899	795,435	845,142
Fee income	14,916	24,916	77,381
Other revenue	1,441	7,855	8,080
Total revenues	$908,256	$828,206	$930,603
Income Recognized on Finance Receivables
We have revised the presentation of our consolidated income statements for all reporting periods by reclassifying net allowance charges on our finance receivables as a line item separate from revenues. As a result, we no longer include net allowance charges as part of "Income recognized on finance receivables, net" on the face of the income statement and report income recognized on finance receivables gross of valuation allowances.
Income recognized on finance receivables was $891.9 million in 2018, an increase of $96.5 million or 12.1% compared to income recognized on finance receivables of $795.4 million in 2017. The increase was primarily the result of overperformance on select Americas Core and Europe Core portfolios which resulted in several yield increases on certain pools and the impact of record Americas Core buying in 2017 and 2018. This was partially offset by a decline in our Americas Insolvency revenue caused mainly by a decline in Americas Insolvency portfolio buying in 2018 and the continued runoff of our older portfolios.
Income recognized on finance receivables was $795.4 million in 2017, a decrease of $49.7 million or 5.9% compared to income recognized on finance receivables of $845.1 million in 2016. The decrease was primarily due to a decrease in income generated by our Americas Core portfolios and our Americas Insolvency portfolios. Elevated allowance charges incurred during 2016, mainly on pools acquired during 2012 to 2014, reduced the income-earning principal balances of our Americas Core portfolios. Income generated by our Americas Insolvency portfolios declined due primarily to lower volumes of purchasing during 2014 to 2016.
Accretable yield represents the amount of income recognized on finance receivables we can expect to generate over the remaining life of our existing portfolios based on estimated future cash flows as of the balance sheet date. Additions from portfolio purchases represent the original expected accretable yield to be earned by us, on portfolios purchased during the period. Net reclassifications from nonaccretable difference to accretable yield primarily result from an increase in our estimate of future cash flows. Increases in future cash flows may occur as portfolios age and actual cash collections exceed those originally expected. If those cash flows are determined to be incremental to the portfolio's original forecast, projections of cash flows are generally increased resulting in higher expected revenue and hence, increases in accretable yield. During 2018, we reclassified $195.0 million from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts relating mainly to certain Americas and European Core pools. During 2017, we reclassified $149.5 million from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts relating mainly to certain Americas Core pools, Americas Insolvency pools and European Core pools. During 2016, we reclassified $41.1 million from nonaccretable difference to accretable yield due primarily to increased cash collection forecasts related to portfolios in Europe partially offset by reductions in cash collection forecasts on our domestic portfolios. When applicable, net reclassifications to nonaccretable difference from accretable yield result from a decrease in our estimates of future cash flows and allowance charges that together exceed the increase in our estimate of future cash flows.
Fee Income
Fee income was $14.9 million in 2018, a decrease of $10.0 million or 40.2% compared to fee income of $24.9 million in 2017. Fee income was $24.9 million in 2017, a decrease of $52.5 million or 67.8% compared to fee income of $77.4 million in 2016.The decreases in 2018 and 2017 were primarily due to the sale of our government services businesses and the sale of PRA Location Services, LLC ("PLS") in 2017.
Other Revenue
Other revenue was $1.4 million in 2018, $7.9 million in 2017, and $8.1 million in 2016. The decrease is primarily due to a decrease in revenue earned on our investments.
Net Allowance Charges
Net allowance charges are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. In 2018, we recorded net allowance charges of $33.4 million consisting of $31.0 million on our Americas Core portfolios, primarily on vintages impacted most by the Consent Order and purchased between 2013-2015, $0.4 million on our Americas Insolvency portfolios, and $2.0 million on our European portfolios. In 2017, we recorded net allowance charges of $11.9 million consisting of $7.4 million on our Americas Core portfolios, $1.5 million on our Americas Insolvency portfolios, and $3.0 million on our European portfolios. In 2016, we recorded net allowance charges of $98.5 million consisting of $89.1 million on our Americas Core portfolios, $0.4 million on our Americas Insolvency portfolios, and $9.0 million on our European portfolios. During 2016, we made downward adjustments to projections of future cash collections and we adjusted amortization periods for many of our Americas Core portfolios. This was done in response to recent trends of cash collections being lower than expected. We attributed this under-performance to a variety of regulatory and operational factors that we believe adversely impacted our collection efforts and therefore cash collected.
Operating Expenses
Total operating expenses were $689.6 million in 2018, $602.6 million in 2017, and $612.4 million in 2016.
Compensation and Employee Services
Compensation and employee service expenses were $319.4 million in 2018, an increase of $46.4 million or 17.0% compared to compensation and employee service expenses of $273.0 million in 2017. Compensation expense increased primarily as a result of larger average staff sizes due mainly to the expansion of our domestic collector workforce, partially offset by a decrease resulting from the sale of our government services businesses and PLS in 2017. Total full-time equivalents increased 4.3% to 5,377 as of December 31, 2018 from 5,154 as of December 31, 2017.
Compensation and employee service expenses were $273.0 million in 2017, an increase of $14.2 million or 5.5% compared to compensation and employee service expenses of $258.8 million in 2016. Compensation expense increased primarily as a result of larger average staff sizes due mainly to the expansion of our domestic collector workforce, partially offset by a decrease resulting from the sale of our government services businesses and PLS in 2017. In the U.S., we added approximately 1,100 net new collectors as of December 31, 2017, as compared to December 31, 2016. Total full-time equivalents increased 28.2% to 5,154 as of December 31, 2017 from 4,019 as of December 31, 2016.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $42.9 million in 2018, a decrease of $0.5 million or 1.2% compared to $43.4 million in 2017.
Legal collection fees were $43.4 million in 2017, a decrease of $4.3 million or 9.0% compared to $47.7 million in 2016. The decrease was primarily due to a decrease in domestic external legal collections as a result of fewer accounts brought into the legal collection process in the Americas during that time.
Legal Collection Costs
Legal collection costs primarily consist of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. Legal collection costs were $105.0 million in 2018, an increase of $29.0 million or 38.2%, compared to legal collection costs of $76.0 million in 2017. The increase was primarily due to additional court costs related to the expansion of the number of accounts brought into the legal channel in the U.S.  This expansion was the result of a change in the nature of the accounts purchased, the regulatory environment and consumer behavior.
Legal collection costs were $76.0 million in 2017, a decrease of $8.5 million or 10.1%, compared to legal collection costs of $84.5 million in 2016. The decrease was primarily due to a decrease in the number of accounts brought into the legal collection process in the Americas during that time.
Agency Fees
Agency fees primarily represent third-party collection fees. Prior to the sale of PLS in June of 2017, agency fees also included costs paid to repossession agents to repossess vehicles. Agency fees were $33.9 million in 2018, compared to $35.5 million in 2017, a decrease of $1.6 million or 4.5%. The decrease was primarily due to the impact of the sale of PLS partially offset by an increase in third-party collection fees incurred by our foreign operations.
Agency fees were $35.5 million in 2017, compared to $44.9 million in 2016, a decrease of $9.4 million or 20.9%. The decrease was primarily due to the impact of the sale of PLS in addition to a decrease in third-party collection fees incurred by our foreign operations.
Outside Fees and Services
Outside fees and services expenses were $61.5 million in 2018, a decrease of $1.3 million or 2.1% compared to outside fees and services expenses of $62.8 million in 2017. The decrease was primarily the result of a $4.0 million decline in corporate legal expenses, due largely to legal costs not associated with normal operations incurred during 2017. This was partially offset by a $1.0 million increase in payment processing and database fees and a $0.7 million increase in consulting fees.
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
Communication
Communication expenses primarily represent postage and telephone related expenses incurred as a result of our collection efforts. Communication expenses were $43.2 million in 2018, an increase of $10.1 million or 30.5% compared to communication expenses of $33.1 million in 2017. These increases are driven primarily by higher letter and call volume associated with record portfolio purchasing of Americas Core portfolios in 2017 and 2018 and additional U.S. collectors operating during 2018.

Communication expenses were $33.1 million in 2017, a decrease of $0.7 million or 2.1% compared to communication expenses of $33.8 million in 2016.
Rent and Occupancy
Rent and occupancy expenses were $16.9 million in 2018, an increase of $2.1 million or 14.2% compared to rent and occupancy expenses of $14.8 million in 2017. The increase was primarily due to the opening of two new call centers in the U.S. in the fourth quarter of 2017 as well as the expansion of our European facilities.
Rent and occupancy expenses were $14.8 million in 2017, a decrease of $0.9 million or 5.7% compared to rent and occupancy expenses of $15.7 million in 2016. The decrease was primarily due to the impact of the sale of our government services businesses in January 2017 and the sale of PLS in June 2017.
Depreciation and Amortization
Depreciation and amortization expense was $19.3 million in 2018, a decrease of $0.5 million or 2.5% compared to depreciation and amortization expenses of $19.8 million in 2017.
Depreciation and amortization expense was $19.8 million in 2017, a decrease of $4.6 million or 18.9% compared to depreciation and amortization expenses of $24.4 million in 2016. The decrease was primarily due to the impact of the sale of our government services businesses in January 2017.
Other Operating Expenses
Other operating expenses were $47.4 million in 2018, an increase of $3.3 million or 7.5% compared to other operating expenses of $44.1 million in 2017. The increase was primarily due to a $4.4 million increase in corporate technology and software related expenses. This was partially offset by a $2.5 million decrease as a result of the sale of our government services businesses and the sale of PLS in 2017.
Other operating expenses were $44.1 million in 2017, an increase of $4.6 million or 11.6% compared to other operating expenses of $39.5 million in 2016. The increase was primarily due to an increase of $2.9 million in taxes, fees and licenses, a $1.2 million increase in an accounts receivable allowance expense, a $0.9 million increase in hiring expenses and an $0.8 million increase in general office expenses. This was offset by a $0.9 million decrease in travel-related expenses and a $0.7 million decrease in dues and subscriptions.
Gain on Sale of Subsidiaries
Gain on sale of subsidiaries was $26.6 million, $48.5 million, and $0.0 in 2018, 2017 and 2016, respectively. In 2018, we sold 79% of our interest in RCB's servicing platform which resulted in a gain of $26.6 million. In 2017, we sold our government services businesses and PLS which resulted in a combined gain of $48.5 million. No business or subsidiaries were sold in 2016.
Interest Expense, Net
Interest expense, net was $121.1 million in 2018, an increase of $23.1 million or 23.6% compared to interest expense, net of $98.0 million in 2017. The increase was primarily due to higher levels of average borrowings outstanding and higher average interest rates.
Interest expense, net was $98.0 million in 2017, an increase of $17.1 million or 21.1% compared to interest expense, net of $80.9 million in 2016. The increase was primarily due to higher levels of average borrowings outstanding, increases in interest rates, and increases in unused line fees and deferred financing costs related to our financing activities in 2017. This was partially offset by changes in fair value related to our interest rate swaps and an increase in interest income.

Interest expense, net consisted of the following in 2018, 2017 and 2016 (amounts in thousands):

	Twelve Months Ended December 31,			Variances
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Stated interest on debt obligations and unused line fees	$83,983	$71,656	$63,475	$12,327	$8,181
Coupon interest on convertible debt	20,700	15,870	8,625	4,830	7,245
Amortization of convertible debt discount	11,725	8,583	4,472	3,142	4,111
Amortization of loan fees and other loan costs	10,332	9,569	8,116	763	1,453
Change in fair value on interest rate swap agreements	(2,532)	(2,025)	1,223	(507)	(3,248)
Interest income	(3,130)	(5,612)	(5,047)	2,482	(565)
Interest expense, net	$121,078	$98,041	$80,864	$23,037	$17,177
Net Foreign Currency Transaction (Losses)/Gains
Net foreign currency transaction (losses)/gains were $(0.9) million, $(1.1) million, and $2.6 million in 2018, 2017, and 2016, respectively. In any given period, we may incur foreign currency transaction losses or gains from transactions in currencies other than the functional currency.
Other Expense
Other expense was $0.3 million in 2018, compared to $2.8 million in 2017 and $5.8 million in 2016. In 2017, we incurred an other-than-temporary impairment charge of $1.7 million on one of our investments in private equity funds. Additionally, during 2017 we incurred a $1.0 million expense related to a performance guarantee on a Polish investment fund. During 2016, the net portfolio collections on our investments in a Polish investment fund significantly underperformed expectations. As a result, in 2016 we recorded an other-than-temporary impairment charge of $5.8 million.
Income Tax Expense/(Benefit)
Income tax expense/(benefit) was $13.8 million, $(10.9) million, and $43.6 million in 2018, 2017 and 2016, respectively. The change was primarily attributable to a $73.8 million after-tax benefit recorded in 2017 as a result of the revaluation of our net deferred tax liability due to a reduction of future domestic federal tax rates per the Tax Act. This was partially offset by a 44.2% decrease in income before taxes in 2018 as compared to 2017; whereas, there was an 18.2% increase in income before taxes in 2017 as compared to 2016.
The effective tax rate increased to 15.4% in 2018 compared to (6.8)% in 2017, and the 2017 effective tax rate decreased to (6.8%) from 32.1% in 2016. The 2018 increase and 2017 decrease were primarily attributable to the aforementioned revaluation of our net deferred tax liability and changes in the mix of taxable income between tax jurisdictions caused by gains on sales of subsidiaries in 2017. Our effective tax rate will vary from period to period due to these types of items.

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
Purchase price multiples can vary over time due to a variety of factors, including pricing competition, supply levels, age of the receivables purchased, and changes in our operational efficiency. For example, increased pricing competition during the 2005 to 2008 period negatively impacted purchase price multiples of our Core portfolio compared to prior years. Conversely, during the 2009 to 2011 period, additional supply occurred as a result of the economic downturn. This created unique and advantageous purchasing opportunities, particularly within the Insolvency market, relative to the prior four years. Purchase price multiples can also vary among types of finance receivables. For example, we generally incur lower collection costs on our Insolvency portfolio compared with our Core portfolio. This allows us, in general, to pay more for an Insolvency portfolio and experience lower purchase price multiples, while generating similar net income margins when compared with a Core portfolio.
When competition increases and/or supply decreases, pricing often becomes negatively impacted relative to expected collections, and yields tend to trend lower. The opposite tends to occur when competition decreases and/or supply increases.
Within a given portfolio type, to the extent that lower purchase price multiples are the result of more competitive pricing and lower net yields, this will generally lead to higher amortization rates and lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to increase. Profitability within given Core portfolio types may also be impacted by the age and quality of the receivables, which impact the cost to collect those accounts. Fresher accounts, for example, typically carry lower associated collection expenses, while older accounts and lower balance accounts typically carry higher costs and, as a result, require higher purchase price multiples to achieve the same net profitability as fresher paper.
Revenue recognition under ASC 310-30 is driven by estimates of the amount and timing of collections as well as the timing of those collections. We record new portfolio purchases based on our best estimate of the cash flows expected at acquisition, which reflects the uncertainties inherent in the purchase of nonperforming loans and the results of our underwriting process. Subsequent to the initial booking, as we gain collection experience and confidence with a pool of accounts, we regularly update ERC. As a result, our estimate of total collections has often increased as pools have aged. These processes have tended to cause the ratio of ERC to purchase price for any given year of buying to gradually increase over time. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from purchase than a pool that was just two years from purchase.
We hold a beneficial interest in certain pools of finance receivables in Europe. Revenue recognition is under ASC Topic 310-20, "Receivables - Nonrefundable Fees and Other Costs" where we compute a life-to-date yield on a retrospective basis and apply it to the ERC of the portfolio. Revenue on these pools is included in income recognized on finance receivables. In addition, these portfolios are included in the following tables as they perform economically similar to nonperforming loans accounted for under ASC 310-30.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of receivables.
We hold a majority interest in a Polish investment fund that was previously classified in our Consolidated Balance Sheets as "Investments" and previously excluded from the following tables. Effective July 1, 2018, we assumed servicing responsibilities for approximately 50% of the portfolios held by the Polish investment fund which led to an accounting reconsideration event and the consolidation of this investment. The finance receivables recorded at the consolidation date and the related portfolio performance information are included in the Supplemental Performance Data section in the Europe-Core 2018 line unless otherwise indicated.

Purchase Price Multiples as of December 31, 2018 Amounts in thousands

Purchase Period	Purchase Price (1)(2)	Net Finance Receivables (3)	ERC-Historical Period Exchange Rates (4)	Total Estimated Collections (5)	ERC-Current Period Exchange Rates (6)	Current Estimated Purchase Price Multiple	Original Estimated Purchase Price Multiple (7)
Americas-Core
1996-2008	$804,883	$9,108	$35,385	$2,423,212	$35,385	301%	236%
2009	125,153	653	22,518	459,318	22,518	367%	252%
2010	148,199	4,644	37,181	534,994	37,181	361%	247%
2011	209,607	10,434	64,203	738,173	64,203	352%	245%
2012	254,142	19,643	79,446	681,221	79,446	268%	226%
2013	391,031	50,555	143,328	942,934	143,328	241%	211%
2014	405,459	81,050	210,315	930,676	206,685	230%	204%
2015	444,063	134,024	310,233	965,382	310,059	217%	205%
2016	454,552	196,236	458,039	1,041,655	452,225	229%	201%
2017	534,410	371,366	724,197	1,112,042	720,535	208%	193%
2018	658,490	630,508	1,204,192	1,327,453	1,201,445	202%	202%
Subtotal	4,429,989	1,508,221	3,289,037	11,157,060	3,273,010
Americas-Insolvency
1996-2008	241,465	—	658	365,653	658	151%	155%
2009	155,988	—	1,232	470,626	1,232	302%	214%
2010	208,942	—	2,191	547,219	2,191	262%	184%
2011	180,434	—	434	368,821	434	204%	155%
2012	251,419	—	356	389,910	356	155%	136%
2013	227,904	—	5,820	355,738	5,820	156%	133%
2014	148,712	7,493	16,938	215,568	16,896	145%	124%
2015	63,184	16,234	22,790	83,989	22,790	133%	125%
2016	92,285	30,580	39,669	114,088	39,516	124%	123%
2017	275,293	155,609	200,144	346,550	200,144	126%	125%
2018	99,386	95,194	119,444	126,142	119,444	127%	127%
Subtotal	1,945,012	305,110	409,676	3,384,304	409,481
Total Americas	6,375,001	1,813,331	3,698,713	14,541,364	3,682,491
Europe-Core
2012	20,424	—	1,387	39,210	1,086	192%	187%
2013	20,347	100	831	24,227	639	119%	119%
2014	796,899	240,603	921,669	2,173,128	791,947	273%	208%
2015	420,956	189,588	421,252	751,455	377,175	179%	160%
2016	348,436	225,044	395,574	582,324	394,089	167%	167%
2017	247,757	188,893	284,707	357,298	276,223	144%	144%
2018 (8)	346,933	325,907	488,989	513,635	484,567	148%	148%
Subtotal	2,201,752	1,170,135	2,514,409	4,441,277	2,325,726
Europe-Insolvency
2014	10,876	985	2,656	18,010	2,389	166%	129%
2015	19,396	5,059	10,245	29,042	8,805	150%	139%
2016	42,190	19,002	29,476	61,117	28,993	145%	130%
2017	38,830	31,688	41,590	50,661	40,206	130%	128%
2018	45,636	44,577	55,360	56,029	54,569	123%	123%
Subtotal	156,928	101,311	139,327	214,859	134,962
Total Europe	2,358,680	1,271,446	2,653,736	4,656,136	2,460,688
Total PRA Group	$8,733,681	$3,084,777	$6,352,449	$19,197,500	$6,143,179

(1)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(3)	For our international amounts, Net Finance Receivables are presented at the December 31, 2018 exchange rate.

(4)	For our international amounts, ERC-Historical Period Exchange Rates is presented at the period-end exchange rate for the respective quarter of purchase.

(5)	For our international amounts, TEC is presented at the period-end exchange rate for the respective quarter of purchase.

(6)	For our international amounts, ERC-Current Period Exchange Rates is presented at the December 31, 2018 exchange rate.

(7)	The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

(8)	The Europe-Core purchases include a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the consolidation of a Polish investment fund.

Portfolio Financial Information For the Year Ended December 31, 2018 Amounts in thousands

Purchase Period	Purchase Price (1)(2)	Cash Collections (3)	Gross Revenue (3)	Amortization (3)	Net Allowance Charges/(Reversals) (3)	Net Revenue (3)(4)	Net Finance Receivables as of December 31, 2018 (5)
Americas-Core
1996-2008	$804,883	$15,092	$10,645	$4,447	$(1,970)	$12,615	$9,108
2009	125,153	8,180	7,899	281	125	7,774	653
2010	148,199	11,140	9,654	1,486	(2,625)	12,279	4,644
2011	209,607	21,622	18,912	2,710	25	18,887	10,434
2012	254,142	27,797	18,251	9,546	(4,005)	22,256	19,643
2013	391,031	56,449	41,274	15,175	11,480	29,794	50,555
2014	405,459	82,244	58,426	23,818	22,395	36,031	81,050
2015	444,063	126,605	74,083	52,522	4,632	69,451	134,024
2016	454,552	194,605	110,399	84,206	631	109,768	196,236
2017	534,410	278,733	155,298	123,435	318	154,980	371,366
2018	658,490	122,712	96,202	26,510	—	96,202	630,508
Subtotal	4,429,989	945,179	601,043	344,136	31,006	570,037	1,508,221
Americas-Insolvency
1996-2008	241,465	356	356	—	—	356	—
2009	155,988	747	747	—	—	747	—
2010	208,942	1,352	1,352	—	—	1,352	—
2011	180,434	1,584	1,584	—	—	1,584	—
2012	251,419	4,284	4,284	—	—	4,284	—
2013	227,904	21,948	14,364	7,584	—	14,364	—
2014	148,712	28,759	9,433	19,326	—	9,433	7,493
2015	63,184	19,769	3,793	15,976	—	3,793	16,234
2016	92,285	25,047	4,209	20,838	435	3,774	30,580
2017	275,293	97,315	17,518	79,797	—	17,518	155,609
2018	99,386	6,700	2,509	4,191	—	2,509	95,194
Subtotal	1,945,012	207,861	60,149	147,712	435	59,714	305,110
Total Americas	6,375,001	1,153,040	661,192	491,848	31,441	629,751	1,813,331
Europe-Core
2012	20,424	1,996	2,000	(4)	—	2,000	—
2013	20,347	1,331	894	437	—	894	100
2014	796,899	206,255	131,812	74,443	(1,393)	133,205	240,603
2015	420,956	80,858	34,556	46,302	(3,258)	37,814	189,588
2016	348,436	72,603	28,839	43,764	6,035	22,804	225,044
2017	247,757	56,033	15,027	41,006	599	14,428	188,893
2018 (6)	346,933	24,326	6,585	17,741	—	6,585	325,907
Subtotal	2,201,752	443,402	219,713	223,689	1,983	217,730	1,170,135
Europe-Insolvency
2014	10,876	2,620	1,496	1,124	—	1,496	985
2015	19,396	4,783	1,891	2,892	(63)	1,954	5,059
2016	42,190	12,856	4,941	7,915	64	4,877	19,002
2017	38,830	7,862	2,411	5,451	—	2,411	31,688
2018	45,636	642	255	387	—	255	44,577
Subtotal	156,928	28,763	10,994	17,769	1	10,993	101,311
Total Europe	2,358,680	472,165	230,707	241,458	1,984	228,723	1,271,446
Total PRA Group	$8,733,681	$1,625,205	$891,899	$733,306	$33,425	$858,474	$3,084,777

(1)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(3)	For our international amounts, amounts are presented using the average exchange rates during the current reporting period.

(4)	Net Revenue refers to income recognized on finance receivables, net of allowance charges/(reversals).

(5)	For our international amounts, net finance receivables are presented at the December 31, 2018 exchange rate.

(6)	The Europe-Core purchases include a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the consolidation of a Polish investment fund.

The following table, which excludes any proceeds from cash sales of finance receivables, illustrates historical cash collections, by year, on our portfolios.
Cash Collections by Year, By Year of Purchase (1) as of December 31, 2018 Amounts in thousands

		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996- 2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total
Americas-Core
1996-2008	$804,883	$1,366,034	$240,929	$200,052	$169,205	$132,255	$95,262	$66,274	$46,277	$29,734	$19,458	$15,092	$2,380,572
2009	125,153	—	40,703	95,627	84,339	69,385	51,121	35,555	24,896	16,000	10,994	8,180	436,800
2010	148,199	—	—	47,076	113,554	109,873	82,014	55,946	38,110	24,515	15,587	11,140	497,815
2011	209,607	—	—	—	61,971	174,461	152,908	108,513	73,793	48,711	31,991	21,622	673,970
2012	254,142	—	—	—	—	56,901	173,589	146,198	97,267	59,981	40,042	27,797	601,775
2013	391,031	—	—	—	—	—	101,614	247,849	194,026	120,789	78,880	56,449	799,607
2014	405,459	—	—	—	—	—	—	92,660	253,448	170,311	114,219	82,244	712,882
2015	444,063	—	—	—	—	—	—	—	116,951	228,432	185,898	126,605	657,886
2016	454,552	—	—	—	—	—	—	—	—	138,723	256,531	194,605	589,859
2017	534,410	—	—	—	—	—	—	—	—	—	107,327	278,733	386,060
2018	658,490	—	—	—	—	—	—	—	—	—	—	122,712	122,712
Subtotal	4,429,989	1,366,034	281,632	342,755	429,069	542,875	656,508	752,995	844,768	837,196	860,927	945,179	7,859,938
Americas-Insolvency
1996-2008	241,465	117,972	69,736	65,321	53,924	37,530	13,534	3,035	1,836	1,098	653	356	364,995
2009	155,988	—	16,635	81,780	102,780	107,888	95,725	53,945	5,781	2,531	1,581	747	469,393
2010	208,942	—	—	39,486	104,499	125,020	121,717	101,873	43,649	5,008	2,425	1,352	545,029
2011	180,434	—	—	—	15,218	66,379	82,752	85,816	76,915	35,996	3,726	1,584	368,386
2012	251,419	—	—	—	—	17,388	103,610	94,141	80,079	60,715	29,337	4,284	389,554
2013	227,904	—	—	—	—	—	52,528	82,596	81,679	63,386	47,781	21,948	349,918
2014	148,712	—	—	—	—	—	—	37,045	50,880	44,313	37,350	28,759	198,347
2015	63,184	—	—	—	—	—	—	—	3,395	17,892	20,143	19,769	61,199
2016	92,285	—	—	—	—	—	—	—	—	18,869	30,426	25,047	74,342
2017	275,293	—	—	—	—	—	—	—	—	—	49,093	97,315	146,408
2018	99,386	—	—	—	—	—	—	—	—	—	—	6,700	6,700
Subtotal	1,945,012	117,972	86,371	186,587	276,421	354,205	469,866	458,451	344,214	249,808	222,515	207,861	2,974,271
Total Americas	6,375,001	1,484,006	368,003	529,342	705,490	897,080	1,126,374	1,211,446	1,188,982	1,087,004	1,083,442	1,153,040	10,834,209
Europe-Core
2012	20,424	—	—	—	—	11,604	8,995	5,641	3,175	2,198	2,038	1,996	35,647
2013	20,347	—	—	—	—	—	7,068	8,540	2,347	1,326	1,239	1,331	21,851
2014	796,899	—	—	—	—	—	—	153,180	291,980	246,365	220,765	206,255	1,118,545
2015	420,956	—	—	—	—	—	—	—	45,760	100,263	86,156	80,858	313,037
2016	348,436	—	—	—	—	—	—	—	—	40,368	78,915	72,603	191,886
2017	247,757	—	—	—	—	—	—	—	—	—	17,894	56,033	73,927
2018 (4)	346,933	—	—	—	—	—	—	—	—	—	—	24,326	24,326
Subtotal	2,201,752	—	—	—	—	11,604	16,063	167,361	343,262	390,520	407,007	443,402	1,779,219
Europe-Insolvency
2014	10,876	—	—	—	—	—	—	5	4,297	3,921	3,207	2,620	14,050
2015	19,396	—	—	—	—	—	—	—	2,954	4,366	5,013	4,783	17,116
2016	42,190	—	—	—	—	—	—	—	—	6,175	12,703	12,856	31,734
2017	38,830	—	—	—	—	—	—	—	—	—	1,233	7,862	9,095
2018	45,636	—	—	—	—	—	—	—	—	—	—	642	642
Subtotal	156,928	—	—	—	—	—	—	5	7,251	14,462	22,156	28,763	72,637
Total Europe	2,358,680	—	—	—	—	11,604	16,063	167,366	350,513	404,982	429,163	472,165	1,851,856
Total PRA Group	$8,733,681	$1,484,006	$368,003	$529,342	$705,490	$908,684	$1,142,437	$1,378,812	$1,539,495	$1,491,986	$1,512,605	$1,625,205	$12,686,065

(1)	For our international amounts, cash collections are presented using the average exchange rates during the cash collection period.

(2)	The amount reflected in the Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

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

Estimated Remaining Collections
The following chart shows our ERC by geographical region at December 31, 2018 (amounts in millions).
Cash Collections
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.
Cash Collections by Geography and Type Amounts in thousands

	2018				2017
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Americas-Core	$233,937	$231,253	$233,752	$246,237	$204,245	$212,756	$217,020	$226,906
Americas-Insolvency	48,000	48,518	56,063	55,280	59,103	60,436	53,163	49,813
Europe-Core	113,154	102,780	109,359	118,109	107,124	102,681	99,121	98,081
Europe-Insolvency	7,618	6,731	7,460	6,954	5,794	5,961	5,371	5,030
Total Cash Collections	$402,709	$389,282	$406,634	$426,580	$376,266	$381,834	$374,675	$379,830
The following table provides additional details on the composition of our U.S. Core cash collections for the periods indicated.
U.S. Core Portfolio Cash Collections by Source Amounts in thousands

	2018				2017
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Call Center and Other Collections	$134,543	$137,325	$143,527	$155,448	$120,349	$123,009	$122,780	$127,368
External Legal Collections	47,410	41,935	40,631	38,891	31,960	35,042	37,863	40,267
Internal Legal Collections	30,724	32,064	32,532	33,423	31,154	31,761	32,511	34,937
Total U.S.-Core Cash Collections	$212,677	$211,324	$216,690	$227,762	$183,463	$189,812	$193,154	$202,572

Collections Productivity (U.S. Portfolio)
The following tables display certain collections productivity measures.
Cash Collections per Collector Hour Paid U.S. Portfolio

	Total U.S. Core cash collections (1)
	2018	2017	2016	2015	2014
First Quarter	$176	$254	$274	$247	$223
Second Quarter	152	202	269	245	220
Third Quarter	163	191	281	250	217
Fourth Quarter	163	170	248	239	203

	Call center and other cash collections (2)
	2018	2017	2016	2015	2014
First Quarter	$121	$161	$168	$143	$119
Second Quarter	101	129	167	141	107
Third Quarter	107	125	177	145	112
Fourth Quarter	104	112	153	139	110

(1)
Represents total cash collections less Insolvency cash collections from trustee-administered accounts. This metric includes cash collections from Insolvency accounts administered by Core call centers as well as cash collections generated by our internal staff of legal collectors. This calculation does not include hours paid to our internal staff of legal collectors or to employees processing the required notifications to trustees on Insolvency accounts.

(2)	Represents total cash collections less internal legal cash collections, external legal cash collections and Insolvency cash collections from trustee-administered accounts.
Portfolio Purchasing
The following graph shows the purchase price of our portfolios by year since 2009. It also includes the acquisition date finance receivable portfolios that were acquired through our various business acquisitions.

The following table displays our quarterly portfolio purchases for the periods indicated.
Portfolio Purchases by Geography and Type Amounts in thousands

	2018				2017
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Americas-Core	$172,511	$170,426	$182,768	$131,427	$160,278	$115,572	$144,871	$115,166
Americas-Insolvency	52,871	17,151	16,651	13,436	44,195	73,497	100,040	67,123
Europe-Core (1)	231,810	45,754	19,403	18,000	152,417	14,695	42,876	39,505
Europe-Insolvency	33,661	4,159	2,577	5,392	17,698	7,146	7,860	6,020
Total Portfolio Purchasing	$490,853	$237,490	$221,399	$168,255	$374,588	$210,910	$295,647	$227,814

(1)
The Europe-Core purchases in the above table and graph exclude a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the consolidation of a Polish investment fund.

Portfolio Purchases by Stratifications (U.S. Only)
The following table categorizes our quarterly U.S. portfolio purchases for the periods indicated into major asset type and delinquency category. Since our inception in 1996, we have acquired more than 51 million customer accounts in the U.S.
U.S. Portfolio Purchases by Major Asset Type Amounts in thousands

	2018				2017
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Major Credit Cards	$65,025	$78,864	$100,160	$84,858	$87,895	$54,892	$65,177	$57,615
Consumer Finance	2,619	2,248	4,098	3,558	2,360	3,308	7,354	7,987
Private Label Credit Cards	100,633	100,517	82,406	47,962	90,332	78,609	101,162	73,473
Auto Related	31,892	330	427	613	21,219	49,741	67,701	30,191
Total	$200,169	$181,959	$187,091	$136,991	$201,806	$186,550	$241,394	$169,266
U.S. Portfolio Purchases by Delinquency Category Amounts in thousands

	2018				2017
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Fresh (1)	$61,730	$61,882	$80,976	$71,067	$76,910	$67,540	$73,813	$43,786
Primary (2)	39,690	37,670	34,166	3,290	23,100	1,623	4,314	726
Secondary (3)	45,878	63,525	55,299	49,198	48,865	43,366	52,217	49,794
Tertiary (3)	—	—	—	—	8,736	524	—	1,111
Insolvency	52,871	17,151	16,650	13,436	44,195	73,497	100,040	67,123
Other (4)	—	1,731	—	—	—	—	11,010	6,726
Total	$200,169	$181,959	$187,091	$136,991	$201,806	$186,550	$241,394	$169,266

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

Liquidity and Capital Resources
We manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of December 31, 2018, cash and cash equivalents totaled $98.7 million. Of the cash and cash equivalent balance as of December 31, 2018, $78.6 million consisted of cash on hand related to foreign operations with indefinitely reinvested earnings. See the "Undistributed Earnings of Foreign Subsidiaries" section below for more information.
At December 31, 2018, we had approximately $2.5 billion in borrowings outstanding with $797.8 million of availability under all of our credit facilities (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of December 31, 2018, the amount available to be drawn was $456.4 million. Of the $797.8 million of borrowing availability, $278.1 million was available under our European credit facility and $519.7 million was available under our North American credit facility. Of the $456.4 million available considering borrowing base restrictions, $166.0 million was available under our European credit facility and $290.3 million was available under our North American credit facility. For more information, see Note 6 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
An additional funding source for our Europe operations is interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $134.3 million as of December 31, 2018). Interest-bearing deposits as of December 31, 2018 were $82.7 million.
As discussed in Note 16 to our Consolidated Financial Statements included in Item 8 of this Form 10-K, in December 2018, we sold 79% of our interest in RCB's servicing platform which provided us with approximately $40 million of net cash proceeds. We received 25% of the proceeds on December 20, 2018 and the remaining 75% in the first quarter of 2019.
We have the ability to decrease the purchasing of nonperforming loans if necessary, with low impact to current year cash collections. For example, we invested $1.1 billion in portfolio purchases in 2018. The portfolios purchased in 2018 generated $154.4 million of cash collections, representing only 9.5% of 2018 cash collections.
Contractual obligations over the next year are primarily related to debt maturities and purchase commitments. Our North American credit facility expires in May 2022. Our European credit facility expires in February 2021. Of our $740.6 million in long-term debt outstanding at December 31, 2018, $10.0 million in principal is due within one year.
We have in place forward flow commitments for the purchase of nonperforming loans primarily over the next 12 months with a maximum purchase price of $303.7 million as of December 31, 2018. We may also enter into new or renewed flow commitments and close on spot transactions in addition to the aforementioned flow agreements.
On May 10, 2017, we reached a settlement with the Internal Revenue Service (“IRS”) in regard to the IRS assertion that tax revenue recognition using the cost recovery method did not clearly reflect taxable income. In accordance with the settlement, our tax accounting method to recognize finance receivables revenue changed effective with tax year 2017. Under the new method, a portion of the annual collections amortizes principal and the remaining portion is taxable income. The revenue related to the difference in timing between the new method and the cost recovery method will be included evenly into our tax filings over four years effective with tax year 2017. We estimate the related tax payments for future years to be approximately $9.3 million per quarter.
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
Cash Flows Analysis
Our operating activities provided cash of $80.9 million, $15.5 million, and $205.9 million in 2018, 2017, and 2016, respectively. Key drivers of the changes included cash collections recognized as revenue, fee income, income tax payments, interest payments and operating expenses. In addition, changes in other accounts related to our operating activities impacted our cash from operations. Cash collections recognized as revenue were $891.9 million, $795.4 million and $845.1 million in 2018, 2017 and 2016, respectively. Fee income was $14.9 million, $24.9 million and $77.4 million in 2018, 2017 and 2016, respectively. The decline in 2018 and 2017 was primarily the result of the sale of our government services business and PLS in 2017. Cash paid for income taxes was $73.5 million, $144.3 million and $78.8 million in 2018, 2017 and 2016, respectively. The 2017 total included $23.4 million related to the sale of our government services business and $58.3 million related to payment of the deferred tax liability discussed earlier in this section. Interest payments were $97.5 million, $79.8 million and $68.0 million in 2018, 2017 and 2016, respectively. The increases were due primarily to increased borrowings and increases in interest rates and unused line fees.

Operating expenses were $689.6 million, $602.6 million and $612.4 million in 2018, 2017, and 2016, respectively. For an analysis of the changes in operating expenses refer to the "Operating expenses" section included in Item 7 of this Form 10-K.
Our investing activities used cash of $387.3 million, $295.0 million, and $317.5 million in 2018, 2017, and 2016, respectively. Cash used in investing activities was primarily driven by acquisitions of nonperforming loans. Cash provided by investing activities was primarily driven by cash collections applied to principal on finance receivables and proceeds from sale of subsidiaries. The change in net cash used in investing activities was primarily due to changes in the amounts of acquisitions of finance receivables, which totaled $1,105.8 million in 2018, compared to $1,086.0 million and $890.8 million in 2017 and 2016, respectively. Additionally, in 2016, net cash payments for business acquisitions totaled $60.2 million. There were no business acquisitions in 2018 or 2017. The change was also due to changes in the amount of collections applied to principal on finance receivables which totaled $733.3 million in 2018, compared to $717.2 million, and $646.8 million in 2017, and 2016, respectively. These items were offset by increases of $4.9 million and $93.3 million in cash provided by investing activities related to the sale of certain of our subsidiaries in 2018 and 2017, respectively. No subsidiaries were sold in 2016. In 2018, cash provided by investing activities included $17.5 million related to the consolidation of a Polish investment fund.
Our financing activities provided cash of $294.9 million, $295.7 million and $94.4 million in 2018, 2017, and 2016, respectively. The change in cash provided by financing activities in 2018 compared to 2017, was primarily due to a decrease in net draws on our lines of credit and long-term debt. During 2018, net draws on our borrowing activities totaled $324.1 million compared to net draws of $350.3 million during 2017. Cash used in financing activities in 2018 compared to 2017 was also impacted by repurchases of common stock, distributions paid to noncontrolling interests and payments of origination costs and fees. Repurchases of our common stock totaled $44.9 million during 2017, which occurred in combination with our offering of convertible senior notes. There were no repurchases of our common stock during 2018 or 2016. Distributions paid to noncontrolling interests totaled $14.5 million and $1.4 million for 2018 and 2017, respectively. Payments of origination costs and fees totaled $2.3 million during 2018 compared to $18.2 million during 2017. Additionally, during 2018 we had a decrease in interest bearing deposits of $8.7 million, compared to an increase of $13.0 million during 2017. The change in cash provided by financing activities in 2017 compared to 2016, was primarily due to an increase in net draws on our lines of credit and long-term debt, offset partially by repurchases of our common stock. During 2017, net proceeds from borrowing activities were $350.3 million compared to $82.8 million during 2016. Additionally, during 2017 we had an increase in interest bearing deposits of $13.0 million, compared to an increase of $32.9 million 2016.
Undistributed Earnings of Foreign Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of foreign subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax or withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of foreign subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed foreign earnings. The amount of cash on hand related to foreign operations with indefinitely reinvested earnings was $78.6 million and $106.0 million as of December 31, 2018 and 2017, respectively. Refer to the Note 12 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for further information related to our income taxes and undistributed foreign earnings.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of December 31, 2018 as defined by Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.

Contractual Obligations
Our contractual obligations as of December 31, 2018 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$55,072	$11,470	$22,260	$13,476	$7,866
Revolving credit (1)	1,326,240	58,241	656,260	611,739	—
Long-term debt (2)	1,627,172	64,479	784,442	778,251	—
Purchase commitments (3)	303,702	294,533	9,169	—	—
Employment agreements	16,125	8,651	7,474	—	—
Total	$3,328,311	$437,374	$1,479,605	$1,403,466	$7,866

(1)
This amount includes estimated interest and unused line fees due on our revolving credit facilities and assumes that the outstanding balances on the revolving credit facilities remain constant from the December 31, 2018 balances to maturity.

(2)	This amount includes scheduled interest and principal payments on our term loans and convertible senior notes.

(3)	This amount includes the maximum remaining amount to be purchased under forward flow and other contracts for the purchase of nonperforming loans in the amount of approximately $303.7 million.
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
We base our estimates on historical experience, current trends and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ significantly from actual results, the impact on our consolidated financial statements may be material.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our activities are subject to various financial risks including market risk, currency and interest rate risk, credit risk, liquidity risk and cash flow risk. Our financial risk management program focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on our financial performance. We may periodically enter into derivative financial instruments, typically interest rate derivatives, to reduce our exposure to fluctuations in interest rates on variable-rate debt and their impact on earnings and cash flows. We do not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor do we enter into or hold derivatives for trading or speculative purposes. Derivative instruments involve, to varying degrees, elements of non-performance, or credit risk. We do not believe that we currently face a significant risk of loss in the event of non-performance by the counterparties associated with these instruments, as these transactions were executed with a diversified group of major financial institutions with an investment-grade or better credit rating. Our credit risk exposure is managed through the periodic monitoring of our exposures to such counterparties.
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.9 billion as of December 31, 2018. Based on our current debt structure, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $6.8 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $8.0 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European credit facility, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. Further, effective in the second quarter of 2018, we began to apply hedge accounting to certain of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in Other Comprehensive Income. All derivatives to which we have applied hedge accounting were evaluated and remain highly effective at December 31, 2018 and mature in 2020 or 2021. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts.
The fair value of our interest rate derivative agreements was a net asset of $0.8 million at December 31, 2018. A hypothetical 50 basis point decrease in interest rates would cause a decrease in the estimated fair value of our interest rate derivative agreements and the resulting estimated fair value would be a liability of $2.0 million at December 31, 2018. Conversely, a hypothetical 50 basis point increase in interest rates would cause an increase in the estimated fair value of our interest rate derivative agreements and the resulting estimated fair value would be an asset of $4.3 million at December 31, 2018.
The assumptions used in the interest rate sensitivity calculations do not include the effect of certain interest rate swap contracts that were executed subsequent to year-end and are expected to effectively convert certain of our forecasted interest payments on borrowings under our domestic revolving credit facility from a variable rate to a fixed rate.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. In 2018, we generated $289.1 million of revenues from operations outside the U.S. and used eleven functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.
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
We have taken measures to mitigate the impact of foreign currency fluctuations. We have organized our European operations so that portfolio ownership and collections generally occur within the same entity. Our European credit facility is a multicurrency facility, allowing us to better match funding and portfolio investments by currency. We strive to maintain the distribution of our European borrowings within defined thresholds based on the currency composition of our finance receivables portfolios. When those thresholds are exceeded, we engage in foreign exchange spot transactions to mitigate our risk.

Item 8. Financial Statements and Supplementary Data.
See Item 6 for quarterly consolidated financial statements for 2018 and 2017.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
PRA Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of PRA Group, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
Norfolk, Virginia
March 12, 2019

PRA Group, Inc.
Consolidated Balance Sheets
December 31, 2018 and 2017
(Amounts in thousands, except per share amounts)

	2018	2017
Assets
Cash and cash equivalents	$98,695	$120,516
Investments	45,173	78,290
Finance receivables, net	3,084,777	2,776,199
Other receivables, net	46,157	15,770
Income taxes receivable	16,809	21,686
Net deferred tax asset	61,453	56,459
Property and equipment, net	54,136	49,311
Goodwill	464,116	526,513
Intangible assets, net	5,522	23,572
Other assets	32,721	32,656
Total assets	$3,909,559	$3,700,972
Liabilities and Equity
Liabilities:
Accounts payable	$6,110	$4,992
Accrued expenses	79,396	85,993
Income taxes payable	15,080	10,771
Net deferred tax liability	114,979	171,185
Interest-bearing deposits	82,666	98,580
Borrowings	2,473,656	2,170,182
Other liabilities	7,370	9,018
Total liabilities	2,779,257	2,550,721
Redeemable noncontrolling interest	6,333	9,534
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 45,304 shares issued and outstanding at December 31, 2018; 100,000 shares authorized, 45,189 shares issued and outstanding at December 31, 2017	453	452
Additional paid-in capital	60,303	53,870
Retained earnings	1,276,473	1,214,840
Accumulated other comprehensive loss	(242,109)	(178,607)
Total stockholders' equity - PRA Group, Inc.	1,095,120	1,090,555
Noncontrolling interests	28,849	50,162
Total equity	1,123,969	1,140,717
Total liabilities and equity	$3,909,559	$3,700,972
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the years ended December 31, 2018, 2017 and 2016
(Amounts in thousands, except per share amounts)

	2018	2017	2016
Revenues:
Income recognized on finance receivables	$891,899	$795,435	$845,142
Fee income	14,916	24,916	77,381
Other revenue	1,441	7,855	8,080
Total revenues	908,256	828,206	930,603

Net allowance charges	(33,425)	(11,898)	(98,479)

Operating expenses:
Compensation and employee services	319,400	273,033	258,846
Legal collection fees	42,941	43,351	47,717
Legal collection costs	104,988	76,047	84,485
Agency fees	33,854	35,530	44,922
Outside fees and services	61,492	62,792	63,098
Communication	43,224	33,132	33,771
Rent and occupancy	16,906	14,823	15,710
Depreciation and amortization	19,322	19,763	24,359
Other operating expenses	47,444	44,103	39,466
Total operating expenses	689,571	602,574	612,374

Income from operations	185,260	213,734	219,750

Other income and (expense):
Gain on sale of subsidiaries	26,575	48,474	—
Interest expense, net	(121,078)	(98,041)	(80,864)
Foreign exchange (loss)/gain	(944)	(1,104)	2,564
Other	(316)	(2,790)	(5,823)
Income before income taxes	89,497	160,273	135,627
Income tax expense/(benefit)	13,763	(10,852)	43,577
Net income	75,734	171,125	92,050
Adjustment for net income attributable to noncontrolling interests	10,171	6,810	5,795
Net income attributable to PRA Group, Inc.	$65,563	$164,315	$86,255

Net income per share attributable to PRA Group, Inc.:
Basic	$1.45	$3.60	$1.86
Diluted	$1.44	$3.59	$1.86
Weighted average number of shares outstanding:
Basic	45,280	45,671	46,316
Diluted	45,413	45,823	46,388
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2018, 2017 and 2016
(Amounts in thousands)

	2018	2017	2016
Net income	$75,734	$171,125	$92,050
Other comprehensive income/(loss):
Change in foreign currency translation	(63,544)	67,858	(14,559)
Total comprehensive income	12,190	238,983	77,491
Comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	10,171	6,810	5,795
Change in foreign currency translation	(42)	(5,478)	8,490
Comprehensive income attributable to noncontrolling interests	10,129	1,332	14,285
Comprehensive income attributable to PRA Group, Inc.	$2,061	$237,651	$63,206
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the years ended December 31, 2018, 2017 and 2016
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
	Shares	Amount

Balance at December 31, 2015	46,173	$462	$64,622	$964,270	$(228,861)	$39,254	$839,747
Components of comprehensive income:
Net income	—	—	—	86,255	—	6,018	92,273
Foreign currency translation adjustment	—	—	—	—	(23,083)	8,524	(14,559)
Distributions to noncontrolling interest	—	—	—	—	—	(934)	(934)
Vesting of restricted stock	183	2	(2)	—	—	—	—
Share-based compensation expense	—	—	6,138	—	—	—	6,138
Excess income tax benefit from share-based compensation	—	—	(1,494)	—	—	—	(1,494)
Employee stock relinquished for payment of taxes	—	—	(2,850)	—	—	—	(2,850)
Balance at December 31, 2016	46,356	$464	$66,414	$1,050,525	$(251,944)	$52,862	$918,321
Components of comprehensive income:
Net income	—	—	—	164,315	—	6,587	170,902
Foreign currency translation adjustment	—	—	—	—	73,337	(7,202)	66,135
Distributions to noncontrolling interest	—	—	—	—	—	(2,085)	(2,085)
Vesting of restricted stock	145	1	(1)	—	—	—	—
Repurchase and cancellation of common stock	(1,312)	(13)	(44,896)	—	—	—	(44,909)
Share-based compensation expense	—	—	8,678	—	—	—	8,678
Employee stock relinquished for payment of taxes	—	—	(3,022)	—	—	—	(3,022)
Component of convertible debt	—	—	44,910	—	—	—	44,910
Deferred taxes on component of convertible debt	—	—	(18,213)	—	—	—	(18,213)
Balance at December 31, 2017	45,189	$452	$53,870	$1,214,840	$(178,607)	$50,162	$1,140,717
Cumulative effect of change in accounting principle - equity securities (1)	—	—	—	(3,930)	—	—	(3,930)
Balance at January 1, 2018	45,189	$452	$53,870	$1,210,910	$(178,607)	$50,162	$1,136,787
Components of comprehensive income:
Net income	—	—	—	65,563	—	10,171	75,734
Foreign currency translation adjustment	—	—	—	—	(63,502)	(42)	(63,544)
Distributions to noncontrolling interest	—	—	—	—	—	(33,271)	(33,271)
Purchase of noncontrolling interest	—	—	—	—	—	1,829	1,829
Vesting of restricted stock	115	1	(1)	—	—	—	—
Share-based compensation expense	—	—	8,521	—	—	—	8,521
Employee stock relinquished for payment of taxes	—	—	(2,087)	—	—	—	(2,087)
Balance at December 31, 2018	45,304	$453	$60,303	$1,276,473	$(242,109)	$28,849	$1,123,969
(1) Relates to the adoption of ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). Refer to Note 3 for further detail.
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2018, 2017 and 2016
(Amounts in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$75,734	$171,125	$92,050
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	8,521	8,678	6,138
Depreciation and amortization	19,322	19,763	24,359
Gain on sale of subsidiaries	(26,575)	(48,474)	—
Amortization of debt discount and issuance costs	22,057	18,152	10,276
Impairment of investments	—	1,745	5,823
Deferred tax benefit	(56,208)	(130,138)	(21,314)
Net unrealized foreign currency transaction loss/(gain)	5,730	(1,098)	(2,364)
Fair value in earnings for equity securities	(3,502)	—	—
Net allowance charges	33,425	11,898	98,479
Other	—	(4,033)	—
Changes in operating assets and liabilities:
Other assets	(2,180)	(460)	1,861
Other receivables, net	(4,269)	(3,461)	10,016
Accounts payable	1,321	2,743	(2,087)
Income taxes receivable/(payable), net	9,390	(22,715)	(13,663)
Accrued expenses	(1,334)	(5,752)	(9,724)
Other liabilities	(566)	(2,498)	6,053
Net cash provided by operating activities	80,866	15,475	205,903
Cash flows from investing activities:
Purchases of property and equipment	(20,521)	(22,840)	(14,160)
Acquisition of finance receivables	(1,105,759)	(1,086,029)	(890,803)
Collections applied to principal on finance receivables	733,306	717,170	646,844
Business acquisitions, net of cash acquired	—	—	(60,241)
Cash received upon consolidation of Polish investment fund	17,531	—	—
Proceeds from sale of subsidiaries, net	4,905	93,304	—
Purchase of investments	(42,622)	(6,688)	(6,052)
Proceeds from sales and maturities of investments	25,909	10,123	6,898
Net cash used in investing activities	(387,251)	(294,960)	(317,514)
Cash flows from financing activities:
Proceeds from lines of credit	737,464	1,260,161	985,751
Principal payments on lines of credit	(403,348)	(1,549,833)	(1,007,234)
Repurchases of common stock	—	(44,909)	—
Tax withholdings related to share-based payments	(2,087)	(3,022)	(2,850)
Payments of origination costs and fees	(2,260)	(18,240)	(17,539)
Cash paid for purchase of portion of noncontrolling interest	(1,664)	—	—
Distributions paid to noncontrolling interest	(14,486)	(1,429)	(934)
Proceeds from long-term debt	—	310,000	297,893
Principal payments on notes payable and long-term debt	(10,000)	(15,021)	(193,580)
Net (decrease)/increase in interest-bearing deposits	(8,693)	12,991	32,905
Proceeds from convertible debt	—	345,000	—
Net cash provided by financing activities	294,926	295,698	94,412
Effect of exchange rate on cash	(10,362)	10,016	40,114
Net (decrease)/increase in cash and cash equivalents	(21,821)	26,229	22,915
Cash and cash equivalents, beginning of year	120,516	94,287	71,372
Cash and cash equivalents, end of year	$98,695	$120,516	$94,287
Supplemental disclosure of cash flow information:
Cash paid for interest	$97,475	$79,825	$67,987
Cash paid for income taxes	73,483	144,341	78,754
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

1. General and Summary of Significant Accounting Policies:
Nature of operations: As used herein, the terms "PRA Group," the "Company," or similar terms refer to PRA Group, Inc. and its subsidiaries.
PRA Group, Inc., a Delaware corporation, is a global financial and business services company with operations in the Americas and Europe. The Company's primary business is the purchase, collection and management of portfolios of nonperforming loans. The Company also provides fee-based services on class action claims recoveries and by servicing consumer bankruptcy accounts in the United States ("U.S.").
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
Reclassification of prior year presentation and correction of immaterial errors: Certain prior year amounts have been reclassified for consistency with the current year presentation. In addition, certain prior year amounts have been revised to correct immaterial errors. For additional information on the correction of the immaterial errors see Note 17.
The Company revised the presentation of its consolidated income statements for all reporting periods by reclassifying allowance adjustments to the valuation of its finance receivables as a line item separate from revenues. As a result, the Company no longer includes valuation allowances as part of "Income recognized on finance receivables, net" and reports income recognized on finance receivables gross of valuation allowances. This presentation change had no impact on "Net income per common share attributable to PRA Group, Inc." The Company also revised the presentation in its consolidated statement of cash flows for all reporting periods by reclassifying net allowance charges on its finance receivables from investing activities to operating activities. This presentation change had no other impact on the Company's consolidated financial statements.
Segments: Under the guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC Topic 280 "Segment Reporting" ("ASC 280"), the Company has determined that it has several operating segments that meet the aggregation criteria of ASC 280, and, therefore, it has one reportable segment, accounts receivable management, based on similarities among the operating units including economic characteristics, the nature of the products and services, the nature of the production processes, the types or class of customer for their products and services, the methods used to distribute their products and services, and the nature of the regulatory environment.
Foreign currency: Assets and liabilities have been translated to the reporting currency using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive (loss) in the accompanying consolidated statements of changes in equity.
Revenues and long-lived assets by geographical location: Revenue for the years ended December 31, 2018, 2017 and 2016, and long-lived assets held at December 31, 2018 and 2017, by geographical location (amounts in thousands) were:

	Years Ended December 31,			As of December 31,
	2018	2017	2016	2018	2017
	Revenues			Long-Lived Assets
United States	$619,172	$560,278	$673,881	$48,581	$41,850
United Kingdom	99,817	81,322	78,930	1,543	2,445
Others (1)	189,267	186,606	177,792	4,012	5,016
Total	$908,256	$828,206	$930,603	$54,136	$49,311
(1) None of the countries included in "Others" comprise greater than 10% of the Company's consolidated revenues or long-lived assets.
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment. The Company reports revenues earned from nonperforming loan purchasing and collection activities, fee-based

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
Accumulated other comprehensive income/(loss): The Company records unrealized gains and losses on certain available-for-sale investments and foreign currency translation adjustments in other comprehensive income. Unrealized gains and losses on available for sale investments are reclassified to earnings as the gains or losses are realized upon sale of the securities. Translation gains or losses on foreign currency translation adjustments are reclassified to earnings upon the substantial sale or liquidation of investments in foreign operations. For the Company’s financial derivative instruments that are designated as hedging instruments, the change in fair value of the derivative is recorded in other comprehensive income.
Investments:
Debt Securities. The Company accounts for its investments in debt securities under the guidance of ASC Topic 320, "Investments-Debt Securities" ("ASC 320"). The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are carried at amortized cost. Available for sale securities are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders' equity. If the fair value of the investment falls below its carrying amount and the decline is deemed to be other than temporary, the investment is written down, with a corresponding charge to earnings.
Equity Securities. The Company accounts for its investments in equity securities in accordance with ASC Topic 321, “Investments-Equity Securities” (“ASC 321”), which requires that investments in equity securities be measured at fair value with changes in unrealized gains and losses reported in earnings. The Company's investment in equity securities have historically been carried at cost. In the first quarter of 2018, the Company adopted Accounting Standards Update ("ASU") 2016-01, which requires that investments in equity securities be measured at fair value with changes in unrealized gains and losses reported in earnings. See Note 3 for additional information.
Equity Method Investments. Equity method investments that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee company depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and income statements; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption ‘‘Other revenue’’ in the consolidated income statements. The Company’s carrying value in an equity method investee company is reflected in the caption ‘‘Investments’’ in the Company’s consolidated balance sheets.
When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.
Finance receivables and income recognition: The Company accounts for its investment in finance receivables under the guidance of ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). The Company acquires portfolios of accounts that have experienced deterioration of credit quality between origination and the Company's acquisition of the accounts. The amount paid for a portfolio reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to an account's contractual terms. At acquisition, the Company reviews the accounts to determine whether there is evidence of deterioration of credit quality since origination, and if it is probable that the Company will be unable to collect all amounts due according to the loan's contractual terms. If both conditions exist, the Company then determines whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows (expected at acquisition) for each acquired portfolio based

PRA Group, Inc.
Notes to Consolidated Financial Statements

on the Company's proprietary models, and the Company subsequently aggregates portfolios of accounts into quarterly pools. The Company determines the excess of the pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the pool's cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining estimated life of the pool (accretable yield). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows, based on the Company's estimates derived from proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet.
Each pool is recorded at cost and is accounted for as a single unit for the recognition of income, payments applied to principal and loss provision. Once a pool is established for a calendar quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). The yield is estimated and periodically recalculated based on the timing and amount of anticipated cash flows. Income on finance receivables is accrued quarterly based on each pool's effective yield. Significant increases in expected future cash flows may be recognized prospectively, through an upward adjustment of the yield, over a pool's remaining life. Under ASC 310-30, rather than lowering the estimated yield if the collection estimates are below previous expectations, the carrying value of a pool would be written down to maintain the then current yield and is shown as an allowance charge in the consolidated income statements with a corresponding valuation allowance offsetting finance receivables on the consolidated balance sheets. Cash flows greater than the interest accrual will reduce the carrying value of the pool. This reduction in carrying value is defined as payments applied to principal (also referred to as principal amortization). Likewise, cash flows that are less than the interest accrual will accrete the carrying balance. Generally, the Company does not record accretion in the first six to twelve months of the estimated life of the pool; accordingly, the Company utilizes either the cost recovery method or cash method when necessary to prevent accretion as permitted by ASC 310-30. Under the cash method, revenue is recognized as it would be under the interest method up to the amount of cash collections. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the pool, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above. The Company also uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably estimated.
A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all subsequent cash collections are recognized as revenue when received.
The Company records a valuation allowance when significant decreases in expected cash flows are identified or there are changes in the timing of expected cash flows that would otherwise require a reduction in the stated yield on a pool of accounts. Factors that may contribute to the recording of valuation allowances include both external and internal factors. External factors that may have an impact on the collectability, and subsequently on the overall profitability of purchased pools of nonperforming loans, would include new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors that may have an impact on the collectability, and subsequently the overall profitability of purchased pools of nonperforming loans, would include necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities (which relate to the collection and movement of accounts on both the collection floor of the Company and external channels), and decreases in productivity related to turnover and tenure of the Company's collection staff.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Property and equipment: Property and equipment, including improvements that significantly add to the productive capacity or extend useful life, are recorded at cost. Maintenance and repairs are expensed as incurred. Property and equipment are depreciated over their useful lives using the straight-line method of depreciation. Software and computer equipment are amortized or depreciated over three to five years. Furniture and fixtures are depreciated over five to ten years. Equipment is depreciated over five to seven years. Leasehold improvements are depreciated over the lesser of the useful life, which ranges from three to ten years, or the remaining term of the lease. Building improvements are depreciated straight-line over ten to thirty-nine years. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in the income statement.
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
Goodwill and intangible assets: Goodwill, in accordance with ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"), is not amortized but rather is reviewed for impairment annually or more frequently if indicators of potential impairment exist. The Company performs its annual assessment as of October 1. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income approach, which uses present value techniques, and the market approach, which uses market multiples from comparable transactions where the acquisition target has similar operating and investment characteristics to the reporting unit. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. See Note 5 for additional information.
Convertible senior notes: The Company accounts for its 3.00% Convertible Senior Notes due 2020 (the "2020 Notes") and its 3.50% Convertible Notes due 2023 (the "2023 Notes" and, together with the 2020 Notes, the "Notes") in accordance with ASC 470-20, "Debt with Conversion and Other Options" ("ASC 470-20"). ASC 470-20 requires that, for convertible debt instruments that must be settled fully or partially in cash upon conversion, issuers must separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component, using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification under ASC 815-40, "Derivatives and Hedging - Contracts in an Entity's Own Equity." Transaction costs incurred with third parties are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.
For diluted earnings per share purposes, based upon the Company's intent and ability to settle conversions of the Notes through a combination of cash and shares, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72 for the 2020 Notes or $46.24 for the 2023 Notes, neither of which occurred during the respective periods from when the Notes were issued through December 31, 2018.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
For tax purposes, the Company utilized the cost recovery method of accounting for its finance receivable income through December 31, 2016. Under the cost recovery method, collections on finance receivables are applied first to principal to reduce the finance receivables balance to zero before taxable income is recognized. Beginning with the 2017 tax year, the Company utilizes a new tax accounting method to recognize net finance receivables income. Under the new method, a portion of the annual collections amortize principal and the remaining portion is taxable income. The deferred tax liability related to the difference in timing between the new method and the cost recovery method will be incorporated evenly into the Company’s tax filings over four years. For additional information, see Note 12.
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
Share-based compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 "Compensation-Stock Compensation" ("ASC 718"). ASC 718 requires that compensation expense associated with share equity awards be recognized in the income statement. The Company estimates a forfeiture rate for most equity share grants based on historical experience. Time-based equity share awards generally vest between one and three years from the grant date and are expensed on a straight-line basis over the vesting period. Equity share awards that contain a performance metric, are expensed over the requisite service period, generally three years, in accordance with the performance level achieved at each reporting period. See Note 9 for additional information.
Derivatives: In the normal course of business, the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company does not use derivative instruments for trading or speculative purposes.
The Company's objective in managing exposure to market risk is to limit the impact on earnings and cash flow. The extent to which the Company uses derivative financial instruments is dependent on its access to these contracts in the financial markets and its success using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk.
The Company follows the guidance of ASC Topic 815 "Derivatives and Hedging" ("ASC 815") to account for its derivatives. All of the Company's outstanding derivative financial instruments are recognized in the balance sheet at their fair values. The effect on earnings from recognizing the fair values of these derivative financial instruments depends on their intended use, their hedge designation, and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. Changes in the fair values of instruments designated to reduce or eliminate adverse fluctuations in the fair values of recognized assets and liabilities and unrecognized firm commitments are reported currently in earnings along with changes in the fair values of the hedged items. Changes in the effective portions of the fair values of instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions are reported in equity as a component of accumulated other comprehensive income. Amounts in accumulated other comprehensive income are reclassified to earnings when the related hedged items affect earnings

PRA Group, Inc.
Notes to Consolidated Financial Statements

or the anticipated transactions are no longer probable. Changes in the fair values of derivative instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported currently in earnings. The Company realizes gains and losses from derivative instruments in the same financial statement line item as the hedged item/forecasted transaction. Changes in unrealized gains and losses for derivatives not designated in a hedge accounting relationship are recorded directly in earnings each period and are also recorded in the same financial statement line item as the hedged item/forecasted transaction. Cash flows from the settlement of derivatives, including both economic hedges and those designated in hedge accounting relationships, appear in the consolidated statements of cash flows in the same categories as the cash flows of the hedged item.
For derivative financial instruments accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the manner in which effectiveness of the hedge will be assessed. The Company formally assesses, both at inception and at each reporting period thereafter, whether the derivative financial instruments used in hedging transactions are effective in offsetting changes in fair value or cash flows of the related underlying exposures. Any ineffective portion of the change in fair value of the instruments is recognized immediately in earnings.
The Company discontinues the use of hedge accounting prospectively when (1) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item; (2) the derivative instrument expires, is sold, terminated, or exercised; or (3) designating the derivative instrument as a hedge is no longer appropriate.
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
Commitments and contingencies: The Company is subject to various claims and contingencies related to lawsuits, certain taxes, and commitments under contractual and other obligations. The Company recognizes liabilities for contingencies and commitments when a loss is probable and estimable. The Company expenses related legal costs as incurred. For additional information, see Note 13.
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
Recent accounting pronouncements:
Recently Issued Accounting Standards Adopted:
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
In January 2016, FASB issued ASU 2016-01, as amended by ASU 2018-03, "Financial Instruments - Overall: Technical Corrections and Improvements", issued in February 2018, which revises the classification and measurement of investments in equity securities. ASU 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value be recognized in net income. However, for equity investments that do not have readily determinable fair values and do not qualify for the existing practical expedient to estimate fair value using the Net Asset Value ("NAV") per share (or its equivalent) of the investment, the guidance provides a new measurement alternative. Entities may

PRA Group, Inc.
Notes to Consolidated Financial Statements

choose to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted ASU 2016-01 in the first quarter of 2018, which resulted in a cumulative effect adjustment of $3.9 million, net of tax, to retained earnings for the unrealized loss on its equity investments.
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
In August 2017, FASB issued ASU 2017-12, "Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). ASU 2017-12 modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in ASU 2017-12 are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. The Company adopted ASU 2017-12 in the second quarter of 2018 which had no material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other-Internal-Use Software" ("ASU 2018-15") which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted, including adoption in any interim period. The Company adopted ASU 2018-15 in the third quarter of 2018 which had no material impact on its consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted:
In February 2016, FASB issued ASU 2016-02, "Leases (Topic 842) Section A - Leases: Amendments to the FASB Account Standards Codification" ("ASU 2016-02"). ASU 2016-02 requires that a lessee should recognize a both a liability for future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. It is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. In July 2018, FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases" and ASU 2018-11, "Leases (Topic 842) Targeted Improvements" which among other things, allows for a transition method which eliminates the requirement to restate the earliest prior period presented in an entity's financial statements. Entities that elect this transition option still adopt the new lease standard using the modified retrospective transition method required by the standard, but they recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. Entities that elect the alternative transition method will also be required to apply the legacy guidance in ASC Topic 840, "Leases", including its disclosure requirements, in the comparative periods presented in the year they adopt the new leases standard. The Company expects to adopt the standard in the first quarter of 2019 using this alternative transition method. The Company will elect to apply the transition package of practical expedients permitted within the new standard, which among other things, allows it to carryforward the historical lease classification. In addition, the Company will elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. While the Company is continuing to assess all potential impacts of the standard, it expects total assets and liabilities to increase by approximately $72.0 million as a result of adopting the new standard. The estimate could

PRA Group, Inc.
Notes to Consolidated Financial Statements

change due to operational changes in the lease portfolio, which could include lease volume, lease commencement dates, and renewal option and lease termination expectations. The Company does not believe the standard will have any other material effect on its consolidated financial statements.
In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), which requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about expected credit losses and recoveries on financial instruments measured at amortized cost held by a reporting entity at each reporting date. Under this model, an entity would recognize an allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. Revenue is recognized over the life of the portfolio at the initial effective interest rate. Subsequent changes in cash flow forecasts, on a present value basis, are adjusted through revenue. ASU 2016-13 supersedes ASC 310-30, which the Company currently follows to account for income recognized on its finance receivables. Financial assets accounted for under ASC 310-30 should use a prospective transition approach where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018.  The Company expects ASU 2016-13, including the effect of ongoing developments and amendments to the guidance, will have a significant impact on how it measures and records income recognized on its finance receivables and its balance sheet presentation. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements including accounting policy and operational implementation issues.
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
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). Under existing GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded income tax effects resulting from the 2017 Tax Cuts and Jobs Act (the "Tax Act"). The amendments in this ASU also require certain disclosures about stranded income tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company’s provisional adjustments recorded during the year ended December 31, 2017 to account for the impact of the Tax Act did not result in stranded tax effects. The Company does not anticipate the adoption of this standard will have a material impact on its consolidated financial statements.

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
2. Finance Receivables, net:
Changes in finance receivables, net, for the years ended December 31, 2018 and 2017, were as follows (amounts in thousands):

	2018	2017
Balance at beginning of year	$2,776,199	$2,309,513
Acquisitions of finance receivables (1)	1,105,423	1,084,418
Addition relating to consolidation of Polish investment fund (See Note 3)	34,871	—
Foreign currency translation adjustment	(64,985)	111,336
Cash collections	(1,625,205)	(1,512,605)
Income recognized on finance receivables	891,899	795,435
Net allowance charges	(33,425)	(11,898)
Balance at end of year	$3,084,777	$2,776,199
(1) Acquisitions of finance receivables are portfolio purchases that are net of buybacks and include certain capitalized acquisition related costs. The buybacks and capitalized acquisition costs are netted against the acquisition of finance receivables when paid and may relate to portfolios purchased in prior periods.
During the year ended December 31, 2018, the Company purchased finance receivable portfolios with a face value of $9.2 billion for $1.1 billion. During the year ended December 31, 2017, the Company purchased finance receivable portfolios with a face value of $7.5 billion for $1.1 billion. At December 31, 2018, the estimated remaining collections ("ERC") on the receivables purchased during the years ended December 31, 2018 and 2017 were $1.9 billion and $1.2 billion, respectively. At December 31, 2018 and 2017, ERC was $6.1 billion and $5.7 billion, respectively.
At the time of acquisition and each quarter thereafter, the life of each pool is estimated based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, estimated cash collections expected to be applied to principal are as follows for the twelve-month periods ending December 31, (amounts in thousands):

2019	$816,918
2020	717,243
2021	566,986
2022	404,114
2023	228,229
2024	136,441
2025	70,304
2026	49,797
2027	38,124
2028	27,767
Thereafter	28,854
Total ERC expected to be applied to principal	$3,084,777
At December 31, 2018 and 2017, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $48.0 million and $166.6 million, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
Changes in accretable yield for the years ended December 31, 2018 and 2017 were as follows (amounts in thousands):

	2018	2017
Balance at beginning of year	$2,927,866	$2,738,462
Income recognized on finance receivables	(891,899)	(795,435)
Net allowance charges	33,425	11,898
Additions from portfolio purchases (1)	876,112	702,914
Reclassifications from nonaccretable difference	194,992	149,512
Foreign currency translation adjustment	(82,051)	120,515
Balance at end of year	$3,058,445	$2,927,866
(1) Also includes accretable yield additions resulting from the consolidation of a Polish investment fund.
The following is a summary of activity within the Company's valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

	2018	2017	2016
Beginning balance	$225,555	$211,465	$114,861
Allowance charges	48,856	13,826	100,202
Reversal of previous recorded allowance charges	(15,431)	(1,928)	(1,723)
Net allowance charges	33,425	11,898	98,479
Foreign currency translation adjustment	(1,832)	2,192	(1,875)
Ending balance	$257,148	$225,555	$211,465
3. Investments:
Investments consisted of the following at December 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Debt securities
Available-for-sale	$5,077	$5,429
Held-to-maturity	—	57,204
Equity securities
Private equity funds	7,973	14,248
Mutual funds	21,753	1,409
Equity method investments	10,370	—
Total investments	$45,173	$78,290
Debt Securities
Available-for-Sale
Government bonds: The Company's investments in government bonds are classified as available-for-sale and are stated at fair value. Fair value is determined using quoted market prices. Unrealized gains and losses are included in comprehensive income and reported in equity.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Held-to-Maturity
Investment in securitized assets: The Company holds a majority interest in a Polish investment fund. The investment provides a non-guaranteed preferred return based on the expected net income of the portfolios. Effective July 1, 2018, the Company became a servicer of the fund. In accordance with FASB ASC Topic 810, “Consolidation”, the Company determined that it had effective control of the fund. Accordingly, beginning July 1, 2018 the Company consolidated the fund at the carrying value of the investment, $50.6 million, of which $34.9 million was recorded as finance receivables, net, $17.5 million was recorded as cash and cash equivalents and $1.8 million was recorded as other liabilities on its consolidated balance sheets. No gain or loss was recognized upon consolidation.
Prior to July 2018, the investment was accounted for as a beneficial interest in securitized financial assets and stated at amortized cost. Income was recognized under FASB ASC Topic 325-40, "Beneficial Interest in Securitized Financial Assets" ("ASC 325-40"). Revenues recognized on this investment were recorded in the Other Revenue line item in the Company's consolidated income statements.
Prior to April 1, 2017, income was recognized using the effective yield method. The underlying securities had both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments. Accordingly, it was difficult to accurately predict the final maturity date of this investment. Effective April 1, 2017, the Company determined that it could no longer reasonably forecast the timing of future cash flows and accordingly began using the cost recovery method to recognize income. No investment revenues were recognized on these investments during 2018. Effective with the July 1, 2018 consolidation, the finance receivables are subject to the Company's finance receivables revenue recognition policy and income is recognized accordingly. During 2017, revenues recognized on these investments were $1.3 million. The unrealized loss on these investments in 2017 was caused by a change in the timing of the estimated cash flows. As total expected cash flows on these investments exceeded the carrying amount, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2017.
The amortized cost and estimated fair value of investments in debt securities at December 31, 2018 and 2017 were as follows (amounts in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,160	$—	$83	$5,077

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,452	$—	$23	$5,429
Held-to-maturity
Securitized assets	57,204	—	14,249	42,955
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
Mutual funds: The Company invests certain excess funds held in Brazil in a Brazilian real denominated mutual fund that invests principally in Brazilian fixed income securities that hedge their currency exposure back into the U.S. dollar. The investments are carried at fair value based on quoted market prices.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Unrealized gains and losses: Unrealized gains on equity securities were $3.5 million for the twelve months ended December 31, 2018.
Equity Method Investments
Effective December 20, 2018, the Company has a 11.7% interest in RCB Investimentos S.A. ("RCB"), a servicing platform for nonperforming loans in Brazil, which is accounted for on the equity method because the Company exercises significant influence over RCB’s operating and financial activities. Therefore, the Company’s investment in RCB is adjusted for the Company’s proportionate share of RCB’s earnings or losses. Refer to Note 16 for additional information.
4. Operating Leases:
The Company leases office space and equipment under operating leases. Rental expense was $13.6 million, $11.8 million and $12.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Future minimum lease payments for operating leases at December 31, 2018, are as follows for the years ending December 31, (amounts in thousands):

2019	$11,470
2020	11,451
2021	10,809
2022	7,287
2023	6,189
Thereafter	7,866
Total future minimum lease payments	$55,072
5. Goodwill and Intangible Assets, net:
In connection with the Company's business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets resulting from these acquisitions include client and customer relationships, non-compete agreements, trademarks and technology. The Company performs an annual review of goodwill as of October 1 or more frequently if indicators of impairment exist. The Company performed an annual review of goodwill as of October 1, 2018 and concluded that no goodwill impairment was necessary.
The following table represents the changes in goodwill for the years ended December 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Balance at beginning of period:
Goodwill	$526,513	$506,308
Accumulated impairment loss	—	(6,397)
	526,513	499,911
Changes:
Sale of subsidiary	(36,053)	—
Foreign currency translation adjustment	(26,344)	26,602
Net change in goodwill	(62,397)	26,602

Goodwill	464,116	526,513
Accumulated impairment loss	—	—
Balance at end of period:	$464,116	$526,513
The $36.1 million decrease in goodwill during the year ended December 31, 2018, is a result of the sale of a portion of RCB's servicing platform in December of 2018. For additional information, see Note 16. The change in accumulated impairment loss during the year ended December 31, 2017 was related to the June 2017 sale of PRA Location Services, LLC ("PLS"), the goodwill of which was fully impaired during 2013.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Intangible assets, excluding goodwill, consisted of the following at December 31, 2018 and 2017 (amounts in thousands):

	2018		2017
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Client and customer relationships	$11,806	$6,993	$30,397	$10,752
Non-compete agreements	—	—	1,388	1,118
Trademarks	400	345	3,285	1,479
Technology	1,548	894	3,240	1,389
Total	$13,754	$8,232	$38,310	$14,738
The Company amortizes the intangible assets over the estimated useful lives. Total amortization expense for the years ended December 31, 2018, 2017 and 2016 was $4.3 million, $4.3 million and $6.2 million, respectively. The Company reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and the carrying amount exceeds its fair value.
The future amortization of intangible assets is estimated to be as follows for the years ending December 31, (amounts in thousands):

2019	$1,371
2020	1,150
2021	828
2022	739
2023	697
Thereafter	737
Total	$5,522
6. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	December 31, 2018	December 31, 2017
Revolving credit facilities	$1,160,161	$849,815
Term loans	740,551	764,830
Convertible senior notes	632,500	632,500
	2,533,212	2,247,145
Less: Debt discount and issuance costs	(59,556)	(76,963)
Total	$2,473,656	$2,170,182
The following principal payments are due on the Company's borrowings at December 31, 2018 for the years ending December 31, (amounts in thousands):

2019	$10,000
2020	297,500
2021	877,433
2022	1,003,279
2023	345,000
Thereafter	—
Total	$2,533,212
The Company believes it was in compliance with the covenants of its financing arrangements as of December 31, 2018.

PRA Group, Inc.
Notes to Consolidated Financial Statements

North American Revolving Credit and Term Loan
On May 5, 2017, the Company amended and restated its existing credit agreement (as amended, and modified from time to time, the “North American Credit Agreement”) with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian administrative agent, and a syndicate of lenders named therein. In the fourth quarter of 2018, the Company entered into a First Amendment (the "First Amendment") to the North American Credit Agreement which, among other things, increased the domestic revolving credit facility by $363.0 million and expanded the accordion feature to allow the Company to increase the original principal amount of the commitments under the North American Credit Agreement by an additional $500.0 million, subject to certain terms and conditions. The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.6 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $435.0 million term loan, (ii) a $1,068.0 million domestic revolving credit facility and (iii) a $50.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of the lender) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sublimit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the North American Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the North American Credit Agreement) plus 0.50%, (b) Bank of America's prime rate or (c) the one-month Eurodollar rate plus 1.00%. Canadian Prime Rate Loans bear interest at a rate per annum equal to the Canadian Prime Rate plus 1.50%. The revolving credit facilities also bear an unused line fee of 0.375% per annum, payable quarterly in arrears. The loans under the North American Credit Agreement mature May 5, 2022. As of December 31, 2018, the unused portion of the North American Credit Agreement was $519.7 million. Considering borrowing base restrictions as of December 31, 2018, the amount available to be drawn was $290.3 million.
The North American Credit Agreement is secured by a first priority lien on substantially all of the Company's North American assets. The North American Credit Agreement contains restrictive covenants and events of default including the following:

•
borrowings under each of the domestic revolving loan facility and the Canadian revolving loan facility are subject to separate borrowing base calculations and may not exceed 35% of the ERC of all domestic or Canadian, as applicable, core eligible asset pools, plus 55% of the ERC of domestic or Canadian, as applicable, insolvency eligible asset pools, plus 75% of domestic or Canadian, as applicable, eligible accounts receivable;

•	the consolidated total leverage ratio cannot exceed 2.75 to 1.0 as of the end of any fiscal quarter;

•	the consolidated senior secured leverage ratio cannot exceed 2.25 to 1.0 as of the end of any fiscal quarter;

•	subject to no default or event of default, cash dividends and distributions during any fiscal year cannot exceed $20.0 million;

•	subject to no default or event of default, stock repurchases during any fiscal year cannot exceed $100.0 million plus 50% of the prior year's consolidated net income;

•	permitted acquisitions during any fiscal year cannot exceed $250.0 million (with a $50.0 million per year sublimit for permitted acquisitions by non-loan parties);

•	indebtedness in the form of senior, unsecured convertible notes or other unsecured financings cannot exceed $750.0 million in the aggregate (without respect to the 2020 Notes);

•	the Company must maintain positive consolidated income from operations during any fiscal quarter; and

•	restrictions on changes in control.
The outstanding balances and weighted average interest rates by type of borrowing under the credit facility as of the dates indicated are as follows (dollar amounts in thousands):

	December 31, 2018		December 31, 2017
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Term loan	$435,000	5.02%	$445,000	4.07%
Revolving credit facility	598,279	4.97	373,206	4.05
European Revolving Credit Facility and Term Loan
On October 23, 2014, European subsidiaries of the Company ("PRA Europe") entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (such agreement as later amended or modified, the "European Credit Agreement"). In the first quarter of 2018, the Company entered into the Fourth Amendment and Restatement Agreement (the "Fourth Amendment") to its European Credit Agreement which, among other things, expanded the scope of loan portfolios that constitute Approved Loan Portfolios (as defined in the Fourth Amendment). Additional changes to the European Credit Agreement

PRA Group, Inc.
Notes to Consolidated Financial Statements

resulting from the Fourth Amendment included: the reduction of all applicable margins for the interest payable under the multicurrency revolving credit facility by 15 basis points; the reduction of all applicable margins for the interest payable under the term loan facility by 50 basis points, subject to the lenders’ right to increase the applicable margin by up to 50 basis points if one or more of the lenders elects to syndicate and/or transfer its commitment under the term loan in accordance with the terms of the Fourth Amendment; the reduction of the maximum permitted amount of interest bearing deposits in AK Nordic AB from SEK 1.5 billion to SEK 1.2 billion (approximately $134.3 million at December, 31, 2018); and revisions to the definitions of ERC and loan-to-value ratio ("LTV Ratio"). In the fourth quarter of 2018, the Company reduced the amount of its revolving credit facility by $100.0 million to $800.0 million as allowed under the European Credit Agreement.
Under the terms of the European Credit Agreement, the credit facility includes an aggregate amount of approximately $1.1 billion (subject to the borrowing base), of which 267.0 million EUR (approximately $305.6 million at December 31, 2018) is a term loan, accrues interest at the Interbank Offered Rate ("IBOR") plus 2.65% - 3.75% under the revolving facility and 3.75% or 4.00% under the term loan facility (as determined by the LTV Ratio) as defined in the European Credit Agreement), bears an unused line fee, currently 1.21% per annum, of 35% of the margin, is payable monthly in arrears, and matures February 19, 2021. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears, and matures February 19, 2021. As of December 31, 2018, the unused portion of the European Credit Agreement (including the overdraft facility) was $278.1 million. Considering borrowing base restrictions and other covenants as of December 31, 2018, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $166.0 million.
The European Credit Agreement is secured by the shares of most of the Company's European subsidiaries and all intercompany loans receivable in Europe. The European Credit Agreement contains restrictive covenants and events of default including the following:

•	the LTV Ratio cannot exceed 75%;

•	the gross interest-bearing debt ratio in Europe cannot exceed 3.25 to 1.0 as of the end of any fiscal quarter;

•	interest bearing deposits in AK Nordic AB cannot exceed SEK 1.2 billion; and

•	PRA Europe's cash collections must meet certain thresholds, measured on a quarterly basis.
The outstanding balances and weighted average interest rates by type of borrowing under the European Credit Agreement as the dates indicated are as follows (dollar amounts in thousands):

	December 31, 2018		December 31, 2017
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Term loan	$305,551	3.75%	$319,830	4.25%
Revolving credit facility	561,882	4.10	476,609	5.01
Convertible Senior Notes due 2020
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of its 3.00% Convertible Senior Notes due 2020 (the "2020 Notes"). The 2020 Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "2013 Indenture"), between the Company and Regions Bank, as successor trustee. The 2013 Indenture contains customary terms and covenants, including certain events of default after which the 2020 Notes may be due and payable immediately. The 2020 Notes are senior unsecured obligations of the Company. Interest on the 2020 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. Prior to February 1, 2020, the 2020 Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the 2020 Notes will be convertible at any time. The Company does not have the right to redeem the 2020 Notes prior to maturity. As of December 31, 2018, the Company does not believe that any of the conditions allowing holders of the 2020 Notes to convert their notes had occurred.
The conversion rate for the 2020 Notes is initially 15.2172 shares per $1,000 principal amount of 2020 Notes, which is equivalent to an initial conversion price of approximately $65.72 per share of the Company's common stock and is subject to adjustment in certain circumstances pursuant to the 2013 Indenture. Upon conversion, holders of the 2020 Notes will receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. The Company's intent is to settle conversions through combination settlement (i.e., the 2020 Notes would be converted into cash up to the aggregate principal amount and shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election, for the remainder). As a result, and in accordance with authoritative

PRA Group, Inc.
Notes to Consolidated Financial Statements

guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72.
The Company determined that the fair value of the 2020 Notes at the date of issuance was approximately $255.3 million and designated the residual value of approximately $32.2 million as the equity component. Additionally, the Company allocated approximately $7.3 million of the $8.2 million issuance cost as debt issuance cost and the remaining $0.9 million as equity issuance cost.
Convertible Senior Notes due 2023
On May 26, 2017, the Company completed the private offering of $345.0 million in aggregate principal amount of its 3.50% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2020 Notes, the "Notes"). The 2023 Notes were issued pursuant to an Indenture, dated May 26, 2017 (the "2017 Indenture"), between the Company and Regions Bank, as trustee. The 2017 Indenture contains customary terms and covenants, including certain events of default after which the 2023 Notes may be due and payable immediately. The 2023 Notes are senior unsecured obligations of the Company. Interest on the 2023 Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year, beginning on December 1, 2017. Prior to March 1, 2023, the 2023 Notes will be convertible only upon the occurrence of specified events. On or after March 1, 2023, the 2023 Notes will be convertible at any time. The Company has the right, at its election, to redeem all or any part of the outstanding 2023 Notes at any time on or after June 1, 2021 for cash, but only if the last reported sale price (as defined in the 2017 Indenture) exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on and including the trading day immediately before the date the Company sends the related redemption notice. As of December 31, 2018, the Company does not believe that any of the conditions allowing holders of the 2023 Notes to convert their notes had occurred.
The conversion rate for the 2023 Notes is initially 21.6275 shares per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $46.24 per share of the Company's common stock and is subject to adjustment in certain circumstances pursuant to the 2017 Indenture. Upon conversion, holders of the 2023 Notes will receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. The Company's intent is to settle conversions through combination settlement (i.e., the 2023 Notes would be converted into cash up to the aggregate principal amount and shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election, for the remainder). As a result, and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $46.24.
The Company determined that the fair value of the 2023 Notes at the date of issuance was approximately $298.8 million and designated the residual value of approximately $46.2 million as the equity component. Additionally, the Company allocated approximately $8.3 million of the $9.6 million issuance cost as debt issuance cost and the remaining $1.3 million as equity issuance cost.
The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	December 31, 2018	December 31, 2017
Liability component - principal amount	$632,500	$632,500
Unamortized debt discount	(43,812)	(55,537)
Liability component - net carrying amount	$588,688	$576,963
Equity component	$76,216	$76,216
The debt discount is being amortized into interest expense over the remaining life of the 2020 Notes and the 2023 Notes using the effective interest rate, which is 4.92% and 6.20%, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Interest expense related to the Notes was as follows for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

	2018	2017	2016
Interest expense - stated coupon rate	$20,700	$15,870	$8,625
Interest expense - amortization of debt discount	11,725	8,583	4,472
Total interest expense - convertible senior notes	$32,425	$24,453	$13,097
Interest Expense, Net
The Company incurs interest expense on its borrowings, interest-bearing deposits, and interest rate derivative agreements. The Company earns interest income on certain of its cash and cash equivalents and its interest rate derivative agreements. Interest expense, net, was as follows for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

	2018	2017	2016
Interest expense	$124,208	$103,653	$85,911
Interest (income)	(3,130)	(5,612)	(5,047)
Interest expense, net	$121,078	$98,041	$80,864
7. Property and Equipment, net:
Property and equipment, at cost, consisted of the following as of December 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Software	$64,670	$51,065
Computer equipment	22,153	19,260
Furniture and fixtures	16,061	15,560
Equipment	12,390	9,643
Leasehold improvements	16,556	14,778
Building and improvements	7,431	7,409
Land	1,296	1,296
Accumulated depreciation and amortization	(92,877)	(80,967)
Assets in process	6,456	11,267
Property and equipment, net	$54,136	$49,311
Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2018, 2017 and 2016 was $15.1 million, $15.4 million and $18.2 million, respectively.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
The carrying amounts in the table are recorded in the consolidated balance sheets at December 31, 2018 and December 31, 2017 (amounts in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$98,695	$98,695	$120,516	$120,516
Held-to-maturity investments	—	—	57,204	42,955
Finance receivables, net	3,084,777	3,410,475	2,776,199	3,060,907
Financial liabilities:
Interest-bearing deposits	82,666	82,666	98,580	98,580
Revolving lines of credit	1,160,161	1,160,161	849,815	849,815
Term loans	740,551	740,551	764,830	764,830
Convertible senior notes	588,688	557,122	576,963	620,079
Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The carrying amount and estimates of the fair value of the Company's debt obligations outlined above do not include any related debt issuance costs associated with the debt obligations. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:
Cash and cash equivalents: The carrying amount approximates fair value and quoted prices for identical assets in active markets. Accordingly, the Company estimates the fair value of cash and cash equivalents using Level 1 inputs.
Held-to-maturity investments: Fair value of the Company's investment in the certificates of a Polish investment fund is estimated using proprietary pricing models that the Company utilizes to make portfolio purchase decisions. Accordingly, the Company estimates the fair value of its held-to-maturity investments using Level 3 inputs as there is little observable market data available and management is required to use significant judgment in its estimates.
Finance receivables, net: The Company estimates the fair value of these receivables using proprietary pricing models that the Company utilizes to make portfolio purchase decisions. Accordingly, the Company's fair value estimates use Level 3 inputs as there is little observable market data available and management is required to use significant judgment in its estimates.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

its fair value estimates. Furthermore, in the table above, carrying amount represents the portion of the Notes classified as debt, while estimated fair value pertains to the face amount of the Notes.
Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at December 31, 2018 and 2017 (amounts in thousands):

	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,077	$—	$—	$5,077
Fair value through net income investments
Mutual funds	21,753	—	—	21,753
Derivative contracts (recorded in other assets)	—	3,334	—	3,334

	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,429	$—	$—	$5,429
Liabilities:
Derivative contracts (recorded in accrued expenses)	—	1,108	—	1,108
Available-for-sale investments
Government bonds: Fair value of the Company's investment in government bonds is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
Fair value through net income investments
Mutual funds: Fair value of the Company's investment in mutual funds is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
Derivative contracts: The estimated fair value of the derivative contracts is determined using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves and other factors. Accordingly, the Company uses Level 2 inputs for its fair value estimates.
Investments measured using net asset value
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe, and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over 1 to 6 years. The fair value of these private equity funds following the application of the NAV practical expedient was $8.0 million and $8.8 million as of December 31, 2018 and December 31, 2017, respectively.

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
Total share-based compensation expense was $8.5 million, $8.7 million and $6.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. With the adoption of ASU 2016-09 in the first quarter of 2017, the Company recognizes all excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled. Prior to 2017, tax benefits resulting from tax deductions in excess of share-based compensation expense (windfall tax benefits) recognized under the provisions of ASC 718 were credited to additional paid-in capital. Realized tax shortfalls, if any, were first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The total tax benefit realized from share-based compensation was approximately $1.7 million, $3.2 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Nonvested Shares
As of December 31, 2018, total future compensation expense related to grants of nonvested share grants to employees and directors (not including nonvested shares granted under the Long-Term Incentive ("LTI") program), is estimated to be $7.7 million with a weighted average remaining life for all nonvested shares of 1.6 years. Grants made to key employees and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group. With the exception of the grants made pursuant to the LTI program and a few employee and director grants, the nonvested shares vest ratably generally over one to three years and are expensed over their vesting period.
The following summarizes all nonvested share activity, excluding those related to the LTI program, from December 31, 2015 through December 31, 2018 (amounts in thousands, except per share amounts):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2015	284	$52.20
Granted	196	28.43
Vested	(117)	48.78
Canceled	(60)	51.71
December 31, 2016	303	38.19
Granted	195	33.70
Vested	(173)	37.49
Canceled	(27)	43.05
December 31, 2017	298	35.25
Granted	254	36.39
Vested	(151)	35.13
Canceled	(22)	35.02
December 31, 2018	379	$34.85
The total grant date fair value of shares vested, excluding those granted under the LTI program, during the years ended December 31, 2018, 2017 and 2016, was $5.3 million, $6.5 million and $5.7 million, respectively.
Long-Term Incentive Program
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance-based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table summarizes all LTI share activity from December 31, 2015 through December 31, 2018 (amounts in thousands, except per share amounts):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2015	483	$42.80
Granted at target level	240	28.98
Adjustments for actual performance	(67)	34.59
Vested	(176)	34.59
Canceled	(55)	43.68
December 31, 2016	425	39.57
Granted at target level	192	33.50
Adjustments for actual performance	5	60.00
Vested	(51)	40.80
Canceled	(99)	20.91
December 31, 2017	472	41.06
Granted at target level	121	39.40
Adjustments for actual performance	(74)	52.47
Vested	(19)	52.47
Canceled	(46)	32.31
December 31, 2018	454	$33.27
The total grant date fair value of LTI shares vested during the years ended December 31, 2018, 2017 and 2016, was $1.0 million, $2.1 million and $6.1 million, respectively.
At December 31, 2018, total future compensation expense, assuming the current estimated performance levels are achieved, related to nonvested shares granted under the LTI program is estimated to be approximately $2.8 million. The Company assumed a 15.0% forfeiture rate for these grants and the remaining shares have a weighted average remaining life of 1.0 year at December 31, 2018.
10. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the conversion spread of the Notes and nonvested share awards, if dilutive. There has been no dilutive effect of the Notes since issuance through December 31, 2018. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands, except per share amounts):

	2018			2017			2016
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$65,563	45,280	$1.45	$164,315	45,671	$3.60	$86,255	46,316	$1.86
Dilutive effect of nonvested share awards		133	(0.01)		152	(0.01)		72	—
Diluted EPS	$65,563	45,413	$1.44	$164,315	45,823	$3.59	$86,255	46,388	$1.86
There were no antidilutive options outstanding as of December 31, 2018, 2017 and 2016.

PRA Group, Inc.
Notes to Consolidated Financial Statements

11. Derivatives:
The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial condition (in thousands):

	December 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$19		$—
Interest rate cap contracts	Other assets	25		—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other assets	2,555		—
Interest rate swaps	Other assets	735	Accrued expenses	1,108
As of December 31, 2018, the total notional amount of the interest rate derivative contracts that are designated as cash flow hedging instruments was $260.8 million. As of December 31, 2018, the total notional amount of the interest rate derivative contracts that are not designated as cash flow hedging instruments was $169.7 million. During the fourth quarter of 2018, the Company entered into foreign currency forward agreements with aggregate notional amounts of 413.0 million Swedish kroner, 638.9 million Norwegian kroner, and 22.0 million European Union euro to economically hedge the foreign currency exposure related to certain of the Company’s short-term borrowings denominated in currencies other than the functional entity's local currency, and other foreign exchanges exposures. These foreign currency forwards were not designated in hedge accounting relationships, and, accordingly, the mark-to-market fair value adjustments and resulting gains were recorded in the the Foreign Exchange (Loss)/Gain line item in the Company's consolidated income statements.
12. Income Taxes:
The income tax expense/(benefit) recognized for the years ended December 31, 2018, 2017 and 2016 is comprised of the following (amounts in thousands):

	Federal	State	Foreign	Total
For the year ended December 31, 2018:
Current tax expense	$23,444	$9,026	$37,501	$69,971
Deferred tax (benefit)	(19,527)	(15,268)	(21,413)	(56,208)
Total income tax expense/(benefit)	$3,917	$(6,242)	$16,088	$13,763
For the year ended December 31, 2017:
Current tax expense	$77,656	$16,543	$25,087	$119,286
Deferred tax (benefit)	(112,118)	(2,051)	(15,969)	(130,138)
Total income tax (benefit)/expense	$(34,462)	$14,492	$9,118	$(10,852)
For the year ended December 31, 2016:
Current tax expense	$38,986	$5,037	$20,868	$64,891
Deferred tax (benefit)/expense	(7,350)	575	(14,539)	(21,314)
Total income tax expense	$31,636	$5,612	$6,329	$43,577
On December 22, 2017, the United States government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Company’s accounting for the following elements of the Tax Act is complete.  The Company has recorded amounts as follows through 2018:

•
Revaluation of deferred tax assets and liabilities: The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017.  In addition, the Tax Act made certain changes to the depreciation rules and implemented new limits on the deductibility of certain executive compensation.  The Company has evaluated these changes and has recorded a decrease to net deferred tax liabilities of $74.5 million with a corresponding increase to deferred tax benefit.

PRA Group, Inc.
Notes to Consolidated Financial Statements

•
Transition Tax on unrepatriated foreign earnings ("Transition Tax"): The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of the Company’s foreign subsidiaries, and the Company has recorded no Transition Tax expense.

•
Global Intangible Low-Taxed Income ("GILTI"):  The Tax Act creates a new requirement that certain income, such as GILTI, earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder.  Under U.S. GAAP, the Company made an accounting policy election to treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred.

•	Indefinite reinvestment assertion did not change due to the Transition Tax.
A reconciliation of the Company's expected tax expense at the statutory federal tax rate to actual tax expense/(benefit) for the years ended December 31, 2018, 2017 and 2016 is as follows (amounts in thousands):

	2018	2017	2016
Income tax expense at statutory federal rates	$18,794	$56,095	$47,469
State tax (benefit)/expense, net of federal tax benefit	(5,098)	9,072	3,696
Foreign rate difference	206	(4,953)	(7,993)
Federal rate change	(719)	(73,779)	—
Other	580	2,713	405
Total income tax expense/(benefit)	$13,763	$(10,852)	$43,577
The Company recognized a net deferred tax liability of $53.5 million and $114.7 million as of December 31, 2018 and 2017, respectively. The components of the net deferred tax liability are as follows (amounts in thousands):

	2018	2017
Deferred tax assets:
Employee compensation	$4,670	$5,190
Net operating loss carryforward	24,210	42,332
Accrued liabilities	1,850	2,750
Interest	10,559	11,027
Finance receivable revenue recognition - international	37,005	26,765
Other	2,721	9,165
Total deferred tax asset	81,015	97,229
Deferred tax liabilities:
Depreciation expense	5,556	15,417
Intangible assets and goodwill	5,435	8,856
Convertible debt	10,998	14,645
Finance receivable revenue recognition - IRS settlement	74,296	117,026
Finance receivable revenue recognition - domestic	23,744	16,957
Total deferred tax liability	120,029	172,901
Net deferred tax liability before valuation allowance	39,014	75,672
Valuation allowance	14,512	39,054
Net deferred tax liability	$53,526	$114,726
A valuation allowance for deferred tax assets is recognized and charged to earnings in the period such determination is made, if it is determined that it is more likely than not that the deferred tax asset will not be realized. If the Company subsequently realized deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. The determination for a valuation allowance is made on a jurisdiction by jurisdiction basis. At December 31, 2018 and 2017, the valuation allowance, relating mainly to net operating losses, capital losses and deferred interest expense in Norway, Brazil, UK and Luxembourg, was $14.5 million and $39.1 million, respectively. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

PRA Group, Inc.
Notes to Consolidated Financial Statements

On May 10, 2017, the Company reached a settlement with the Internal Revenue Service ("IRS") in regards to the IRS assertion that tax revenue recognition using the cost recovery method did not clearly reflect taxable income. In accordance with the settlement, the Company changed its tax accounting method used to recognize finance receivables revenue effective with tax year 2017. Under the new method, a portion of the annual collections amortizes principal and the remaining portion is taxable income. The deferred tax liability related to the difference in timing between the new method and the cost recovery method will be incorporated evenly into the Company’s tax filings over four years effective with tax year 2017. The Company was not required to pay any interest or penalties in connection with the settlement.
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
At December 31, 2018, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2013 and subsequent years.
As of December 31, 2018, the cumulative unremitted earnings of the Company's foreign subsidiaries are approximately $21.2 million. The Company intends for predominantly all foreign earnings to be indefinitely reinvested in its foreign operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these indefinitely reinvested earnings.
The Company's foreign subsidiaries had $71.0 million and $50.8 million of net operating loss carryforwards net of valuation allowances as of December 31, 2018 and 2017, respectively. Most of the net operating losses do not expire under local law and the remaining jurisdictions allow for a 7 to 20 year carryforward period.
13. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as potential discretionary bonuses that are based on the attainment of a combination of financial and management goals. As of December 31, 2018, estimated future compensation under these agreements was approximately $16.1 million. The agreements also contain confidentiality and non-compete provisions. Outside the U.S., employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under the non-U.S. agreements is not included in the $16.1 million total above.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future minimum lease payments at December 31, 2018 totaled approximately $55.1 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at December 31, 2018 was approximately $303.7 million.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at December 31, 2018, where the range of loss can be estimated, was not material.
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
Multi-State Investigation
On November 17, 2015, the Company received civil investigative demands from multiple state Attorney General offices ("AGOs") broadly relating to its debt collection practices in the U.S. The Company has fully cooperated with the investigations and discussed potential resolution of the investigations with the AGOs. In these discussions, the AGOs have taken positions with which the Company disagrees, including positions related to penalties, restitution and/or the adoption of new practices and controls in the conduct of the Company's business. If the Company is unable to resolve its differences with the AGOs, it is possible that one or more individual state AGOs may file claims against the Company. The range of loss, if any, cannot be estimated at this time.
Iris Pounds v. Portfolio Recovery Associates, LLC
On November 21, 2016, Iris Pounds filed suit against the Company in Durham County, North Carolina alleging violations of the North Carolina Prohibited Practices by Collection Agencies Act. The purported class consists of all individuals against whom the Company had obtained a judgment by default in North Carolina on or after October 1, 2009. On December 9, 2016, the Company removed the matter to the United States District Court for the Middle District of North Carolina (the "District Court") and filed a motion to dismiss. On March 28, 2018, the District Court entered an order remanding the matter to the North Carolina state court which the Fourth Circuit Court of Appeals affirmed on May 17, 2018. On January 11, 2019, the Company filed motions to dismiss and to compel arbitration with the North Carolina state court. The Company is seeking review of that decision before the United States Supreme Court. The range of loss, if any, cannot be estimated at this time due to the uncertainty surrounding liability, class certification and the interpretation of statutory damages.
14. Retirement Plans:
The Company sponsors defined contribution plans primarily in the U.S. and Europe. The U.S. plan is organized as a 401(k) plan under which all employees over eighteen years of age are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to IRS limitations, after completing six months of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee's salary. For the defined contribution plans in Europe, the Company pays contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. Total compensation expense related to the Company's contributions was $6.3 million, $5.2 million and $5.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

15. Redeemable Noncontrolling Interest:
With the acquisition of DTP S.A. in 2016, the Company acquired a 20% owned Polish securitization fund (the "Fund"). Under ASC 810-10, the Company has determined that it has control over this Fund and as such has fully consolidated the operations of the Fund. The noncontrolling shareholders have the right to redeem their ownership interests at the current net asset value subject to certain conditions. As of December 31, 2018 and 2017, the Company owned 37.5% and 21.7% of the Fund, respectively. Redeemable noncontrolling interest presented in temporary equity on the consolidated balance sheets, represents the interest not owned by the Company and is stated at the greater of the original invested capital or redemption amount. Net income attributable to the redeemable noncontrolling interest is stated separately in the Company's consolidated income statements. Additionally, the Company has guaranteed the noncontrolling shareholders a 5.1% per annum return on their investment.  Accordingly, for the years ended December 31, 2018 and 2017, the Company recorded a guaranty expense of $0.7 million and $1.0 million, respectively.
16. Sales of Subsidiaries:
On December 20, 2018, the Company sold 79% of its interest in its Brazilian subsidiary RCB's servicing platform for $40.0 million. The Company recognized a pre-tax gain of $26.6 million, which includes a gain of $5.4 million on its 11.7% retained interest. The Company received 25% of the proceeds in the fourth quarter of 2018 and the remaining 75% in the first quarter of 2019. The fair value of the retained interest was estimated based on the transaction price. The Company accounts for its remaining interest in RCB as an equity method investment.
As part of the Company’s strategy to focus on its primary business, the purchase, collection and management of portfolios of nonperforming loans, the Company sold its government services businesses: PRA Government Services, LLC; MuniServices, LLC; and PRA Professional Services, LLC in the first quarter of 2017, for $91.5 million in cash plus additional consideration for certain balance sheet items. The pre-tax gain on sale was approximately $46.8 million and was recorded in the first quarter of 2017.
During the second quarter of 2017, the Company sold its vehicle location, skip tracing and collateral recovery business, PLS, for $4.5 million which resulted in a pre-tax gain on sale of approximately $1.6 million.
17. Correction of Immaterial Errors:
The Company’s audited consolidated balance sheets as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the years ended December 31, 2018, 2017 and 2016, and the related notes, have been corrected for immaterial errors regarding the accounting for secured loans.
Corrections
In 2018, the Company identified and corrected immaterial errors related to the measurement of income on its beneficial rights to certain Austrian portfolios of nonperforming loans. The beneficial rights are accounted for as secured loans.  Income recognized on these arrangements should be recorded in accordance with ASC Topic 310-20, "Receivables - Nonrefundable Fees and Other Costs", whereby changes in cash flow estimates should be recognized as retrospective adjustments to yield. Previously, the Company recognized income on the secured loans in accordance with ASC 310-30, which recognizes changes in cash flow estimates as prospective changes to yield.
The Company evaluated the materiality of the errors described in the previous paragraph from a qualitative and quantitative perspective. Based on such evaluation, the Company concluded that they are not material to any individual prior period, nor did they have a material effect on the trend of financial results, taking into account the requirements of SAB No. 108, "Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). Accordingly, the Company corrected these errors in every affected period in the 2018, 2017 and 2016 consolidated financial statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The impact of the immaterial error corrections described above are presented on an as previously reported basis, and detailed below as corrections, and on an as corrected basis in the following summarized financial data for 2018, 2017 and 2016 (in thousands, except per share data):

	2018 (1)
	Uncorrected	Correction	As Reported
Income recognized on finance receivables	$890,719	$1,180	$891,899
Income tax expense	13,468	295	13,763
Net income	74,849	885	75,734
Net income attributable to PRA Group, Inc.	$64,678	$885	$65,563
Net income per share attributable to PRA Group, Inc.:
Basic	$1.43	$0.02	$1.45
Diluted	$1.42	$0.02	$1.44

Finance receivables, net	$3,079,319	5,458	$3,084,777
Net deferred tax asset	62,818	(1,365)	61,453
Net cash provided by operating activities	79,686	1,180	80,866
Net cash used in investing activities	386,071	1,180	387,251
(1) Included for comparability purposes only. The Company has not previously reported its fourth quarter 2018 results.
	2017
	As Previously Reported	Correction	As Corrected
Income recognized on finance receivables	$792,701	$2,734	$795,435
Income tax (benefit)/expense	(11,536)	684	(10,852)
Net income	169,075	2,050	171,125
Net income attributable to PRA Group, Inc.	$162,265	$2,050	$164,315
Net income per share attributable to PRA Group, Inc.:
Basic	$3.55	$0.05	$3.60
Diluted	$3.54	$0.05	$3.59

Finance receivables, net	$2,771,921	$4,278	$2,776,199
Net deferred tax asset	57,529	(1,070)	56,459
Net cash provided by operating activities (2)	12,741	2,734	15,475
Net cash used in investing activities (2)	292,226	2,734	294,960
	2016
	As Previously Reported	Correction	As Corrected
Income recognized on finance receivables	$843,598	$1,544	$845,142
Income tax expense	43,191	386	43,577
Net income	90,892	1,158	92,050
Net income attributable to PRA Group, Inc.	$85,097	$1,158	$86,255
Net income per share attributable to PRA Group, Inc.:
Basic	$1.84	$0.02	$1.86
Diluted	$1.83	$0.03	$1.86

Finance receivables, net	$2,307,969	$1,544	$2,309,513
Net deferred tax asset	28,482	(386)	28,096
Net cash provided by operating activities (2)	204,359	1,544	205,903
Net cash used in investing activities (2)	315,970	1,544	317,514
(2) The "As Previously Reported" totals have been adjusted for a reclassification. For additional information on the reclassification see Note 1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment under this framework, management has determined that our internal control over financial reporting was effective as of December 31, 2018. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2018, which is included herein.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PRA Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited PRA Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 12, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 12, 2019

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the sections labeled "Executive Officers," "Security Ownership of Certain Beneficial Owners and Management," "Our Board and Its Committees," "Corporate Governance," and "Report of the Audit Committee" in our definitive Proxy Statement for use in connection with the Company's 2019 Annual Meeting of Stockholders (the "Proxy Statement").
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

10.2*
First Amended Executive Chairman Agreement dated as of May 18, 2018, by and between PRA Group, Inc., and Steven D. Fredrickson (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on August 8, 2018).

10.3*
Employment Agreement, dated February 23, 2017, by and between Kevin P. Stevenson and PRA Group, Inc. (Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on May 10, 2017).

10.4*
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

10.7*	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on May 10, 2017).
10.8*	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on May 10, 2017).
10.9*	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on May 10, 2018).
10.10*
Settlement Agreement dated June 4, 2018 among PRA Group (UK) Limited and Tikendra Patel (Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on August 8, 2018).

10.11*
Service Agreement dated February 19, 2014 between Aktiv Kapital UK LTD and Tikendra Patel (Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on August 8, 2018).

10.12
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

10.13
First Amendment to Credit Agreement, dated as of October 4, 2018, among PRA Group, Inc., PRA Group Canada Inc., the Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., acting through its Canada branch, as Canadian Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on October 9, 2018).

10.14	Multicurrency Revolving Credit Agreement dated as of October 23, 2014. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on October 29, 2014).
10.15
First Amendment and Restatement Agreement to the Multicurrency Revolving Credit Agreement dated as of October 23, 2014. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on June 16, 2015).

10.16
Second Amendment and Restatement Agreement to the Multicurrency Revolving Credit Agreement dated as of October 23, 2014. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50058) filed on February 25, 2016).

10.17
Third Amendment and Restatement Agreement to the Multicurrency Revolving Credit Agreement, dated as of September 2, 2016, by and among PRA Group Europe Holding S.à r.l. and DNB Bank ASA. (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on November 8, 2016).

10.18
Fourth Amendment and Restatement Agreement to the Term and Multicurrency Revolving Credit Facility Agreement, dated as of January 23, 2018, by and among PRA Group Europe Holding S.à r.l., PRA Group Europe Holding S.à r.l., Luxembourg, Zug Branch and DNB Bank ASA (Incorpored by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on May 10, 2018).

10.19*	2013 Annual Bonus Plan (Incorporated by reference to the Proxy Statement on Schedule 14A (File No. 000-50058) filed on April 19, 2013).
10.20*	2013 Omnibus Incentive Plan (Incorporated by reference to the Proxy Statement on Schedule 14A (File No. 000-50058) filed on April 19, 2013).
10.21
Deed of Novation, Amendment and Restatement, dated May 5, 2014, by and between Geveran Trading Co. Ltd and Portfolio Recovery Associates, Inc., PRA Holding IV, LLC and Tekagel Invest 742 AS (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on May 8, 2014).

10.22
Novated, Amended and Restated Sale and Purchase Agreement, dated May 5, 2014, for the Sale and Purchase of Aktiv Kapital AS (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on May 8, 2014).

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

PRA Group, Inc.
(Registrant)

March 12, 2019	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

March 12, 2019	By:	/s/ Peter M. Graham
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

March 12, 2019	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

March 12, 2019	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 12, 2019	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
Director

March 12, 2019	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Director

March 12, 2019	By:	/s/ Vikram A. Atal
Vikram A. Atal
Director

March 12, 2019	By:	/s/ Danielle M. Brown
Danielle M. Brown
Director

March 12, 2019	By:	/s/ Marjorie M. Connelly
Marjorie M. Connelly
Director

March 12, 2019	By:	/s/ John H. Fain
John H. Fain
Director

March 12, 2019	By:	/s/ Penelope W. Kyle
Penelope W. Kyle
Director

March 12, 2019	By:	/s/ James A. Nussle
James A. Nussle
Director

March 12, 2019	By:	/s/ Geir Olsen
Geir Olsen
Director

March 12, 2019	By:	/s/ Scott M. Tabakin
Scott M. Tabakin
Director

March 12, 2019	By:	/s/ Lance L. Weaver
Lance L. Weaver
Director