Form 10-Q
period 2019-03-31
PRA GROUP INC
filed 2019-05-10
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	PRAA	NASDAQ Global Select Market
The number of shares of the registrant's common stock outstanding as of May 6, 2019 was 45,383,831.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

PRA Group, Inc.
Consolidated Balance Sheets
March 31, 2019 and December 31, 2018
(Amounts in thousands)

	(unaudited)
	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$102,102	$98,695
Investments	85,082	45,173
Finance receivables, net	3,177,229	3,084,777
Other receivables, net	18,082	46,157
Income taxes receivable	15,472	16,809
Net deferred tax asset	61,619	61,453
Property and equipment, net	54,463	54,136
Right-of-use assets	70,550	—
Goodwill	480,518	464,116
Intangible assets, net	5,247	5,522
Other assets	35,970	32,721
Total assets	$4,106,334	$3,909,559
Liabilities and Equity
Liabilities:
Accounts payable	$5,682	$6,110
Accrued expenses	77,838	79,396
Income taxes payable	389	15,080
Net deferred tax liability	108,367	114,979
Interest-bearing deposits	95,314	82,666
Borrowings	2,586,409	2,473,656
Lease liabilities	74,308	—
Other liabilities	25,789	7,370
Total liabilities	2,974,096	2,779,257
Redeemable noncontrolling interest	6,199	6,333
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 45,384 shares issued and outstanding at March 31, 2019; 100,000 shares authorized, 45,304 shares issued and outstanding at December 31, 2018	454	453
Additional paid-in capital	59,091	60,303
Retained earnings	1,291,700	1,276,473
Accumulated other comprehensive loss	(248,521)	(242,109)
Total stockholders' equity - PRA Group, Inc.	1,102,724	1,095,120
Noncontrolling interest	23,315	28,849
Total equity	1,126,039	1,123,969
Total liabilities and equity	$4,106,334	$3,909,559
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the three months ended March 31, 2019 and 2018
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Income recognized on finance receivables	$238,836	$218,624
Fee income	6,374	5,327
Other revenue	667	157
Total revenues	245,877	224,108

Net allowance charges	(6,095)	(925)

Operating expenses:
Compensation and employee services	79,645	81,237
Legal collection fees	13,059	10,669
Legal collection costs	35,229	22,243
Agency fees	14,032	8,278
Outside fees and services	15,248	14,158
Communication	13,201	11,557
Rent and occupancy	4,363	4,314
Depreciation and amortization	4,572	4,929
Other operating expenses	11,585	12,184
Total operating expenses	190,934	169,569
Income from operations	48,848	53,614
Other income and (expense):
Interest expense, net	(33,981)	(25,781)
Foreign exchange gain	6,264	1,293
Other	(352)	243
Income before income taxes	20,779	29,369
Income tax expense	3,867	6,137
Net income	16,912	23,232
Adjustment for net income attributable to noncontrolling interests	1,685	2,126
Net income attributable to PRA Group, Inc.	$15,227	$21,106
Net income per common share attributable to PRA Group, Inc.:
Basic	$0.34	$0.47
Diluted	$0.34	$0.47
Weighted average number of shares outstanding:
Basic	45,338	45,231
Diluted	45,419	45,370
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended March 31, 2019 and 2018
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$16,912	$23,232
Less net income attributable to noncontrolling interests	1,685	2,126
Net income attributable to PRA Group, Inc.	15,227	21,106
Other comprehensive (loss)/income, net of tax:
Currency translation adjustments	(1,173)	29,941
Cash flow hedges	(5,715)	—
Debt securities available-for-sale	45	—
Other comprehensive (loss)/income	(6,843)	29,941
Less other comprehensive (loss)/income attributable to noncontrolling interests	(431)	7,021
Other comprehensive (loss)/income attributable to PRA Group, Inc.	(6,412)	22,920
Comprehensive income attributable to PRA Group, Inc.	$8,815	$44,026
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statement of Changes in Equity
For the three months ended March 31, 2019 and 2018
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2018	45,304	$453	$60,303	$1,276,473	$(242,109)	$28,849	$1,123,969
Components of comprehensive income, net of tax:
Net income	—	—	—	15,227	—	1,685	16,912
Currency translation adjustments	—	—	—	—	(742)	(431)	(1,173)
Cash flow hedges	—	—	—	—	(5,715)	—	(5,715)
Debt securities available-for-sale	—	—	—	—	45	—	45
Distributions to noncontrolling interest	—	—	—	—	—	(6,877)	(6,877)
Contributions from noncontrolling interest	—	—	—	—	—	89	89
Vesting of restricted stock	80	1	(1)	—	—	—	—
Share-based compensation expense	—	—	2,314	—	—	—	2,314
Employee stock relinquished for payment of taxes	—	—	(1,437)	—	—	—	(1,437)
Other	—	—	(2,088)	—	—	—	(2,088)
Balance at March 31, 2019	45,384	$454	$59,091	$1,291,700	$(248,521)	$23,315	$1,126,039

Balance at December 31, 2017	45,189	$452	$53,870	$1,214,840	$(178,607)	$50,162	$1,140,717
Cumulative effect of change in accounting principle - equity securities (1)	—	—	—	(3,930)	—	—	(3,930)
Balance at January 1, 2018	45,189	452	53,870	1,210,910	(178,607)	50,162	1,136,787
Components of comprehensive income:
Net income	—	—	—	21,106	—	2,126	23,232
Currency translation adjustments	—	—	—	—	22,920	7,021	29,941
Distributions to noncontrolling interest	—	—	—	—	—	(11,807)	(11,807)
Vesting of restricted stock	86	1	(1)	—	—	—	—
Share-based compensation expense	—	—	2,415	—	—	—	2,415
Employee stock relinquished for payment of taxes	—	—	(2,013)	—	—	—	(2,013)
Balance at March 31, 2018	45,275	$453	$54,271	$1,232,016	$(155,687)	$47,502	$1,178,555
(1) Relates to the adoption of FASB ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). Refer to Note 3 for further detail.
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2019 and 2018
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$16,912	$23,232
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Share-based compensation expense	2,314	2,415
Depreciation and amortization	4,572	4,929
Amortization of debt discount and issuance costs	5,678	5,430
Deferred tax benefit	(9,994)	(10,138)
Net unrealized foreign currency transaction (gain)	(6,632)	(467)
Fair value in earnings for equity securities	(2,139)	(409)
Net allowance charges	6,095	925
Changes in operating assets and liabilities:
Other assets	550	(5,787)
Other receivables, net	(1,289)	1,536
Accounts payable	(548)	(2,749)
Income taxes payable, net	(13,040)	9,984
Accrued expenses	1,553	(1,058)
Other liabilities	10,888	6,799
Other, net	37	—
Net cash provided by operating activities	14,957	34,642
Cash flows from investing activities:
Purchases of property and equipment	(4,493)	(7,917)
Acquisition of finance receivables	(264,632)	(165,913)
Collections applied to principal on finance receivables	222,335	207,956
Business acquisition, net of cash acquired	(57,610)	—
Proceeds from sale of subsidiaries, net	31,177	—
Purchase of investments	(82,616)	(13,924)
Proceeds from sales and maturities of investments	42,940	96
Net cash (used in)/provided by investing activities	(112,899)	20,298
Cash flows from financing activities:
Proceeds from lines of credit	537,891	101,015
Principal payments on lines of credit	(132,486)	(147,980)
Tax withholdings related to share-based payments	(1,437)	(2,013)
Distributions paid to noncontrolling interest	(6,877)	(12,464)
Principal payments on notes payable and long-term debt	(305,665)	(2,502)
Payments of origination costs and fees	—	(380)
Net increase/(decrease) in interest-bearing deposits	16,126	(6,314)
Other	(2,088)	—
Net cash provided by/(used in) financing activities	105,464	(70,638)
Effect of exchange rate on cash	(4,115)	(3,400)
Net increase/(decrease) in cash and cash equivalents	3,407	(19,098)
Cash and cash equivalents, beginning of period	98,695	120,516
Cash and cash equivalents, end of period	$102,102	$101,418
Supplemental disclosure of cash flow information:
Cash paid for interest	$25,479	$22,833
Cash paid for income taxes	27,293	12,175
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
Under the guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280 "Segment Reporting" ("ASC 280"), the Company has determined that it has several operating segments that meet the aggregation criteria of ASC 280, and, therefore, it has one reportable segment, accounts receivable management. This conclusion is based on similarities among the operating units, including economic characteristics, the nature of the products and services, the nature of the production processes, the types or class of customer for their products and services, the methods used to distribute their products and services and the nature of the regulatory environment.
The following table shows the amount of revenue generated for the three months ended March 31, 2019 and 2018, respectively, and long-lived assets held at March 31, 2019 and 2018, respectively, both for the U.S., the Company's country of domicile, and outside of the U.S. (amounts in thousands):

	As of and for the		As of and for the
	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$167,576	$110,643	$153,402	$46,439
United Kingdom	29,756	3,993	24,726	2,225
Other (1)	48,545	10,377	45,980	5,124
Total	$245,877	$125,013	$224,108	$53,788
(1) None of the countries included in "Other" comprise greater than 10% of the Company's consolidated revenues or long-lived assets.
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment and right-of-use assets. The Company reports revenues earned from nonperforming loan purchasing and collection activities, fee-based services and its investments. It is impracticable for the Company to report further breakdowns of revenues from external customers by product or service.
The accompanying interim financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income/(loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's consolidated balance sheet as of March 31, 2019, its consolidated income statements and statements of comprehensive income/(loss) for the three months ended March 31, 2019 and 2018, its consolidated statement of changes in equity for the three months ended March 31, 2019 and 2018, and its consolidated statements of cash flows for the three months ended March 31, 2019 and 2018, have been included. The consolidated income statements of the Company for the three months ended March 31, 2019 may not be indicative of future results.
Certain prior year period amounts have been reclassified for consistency with the current period presentation. The Company revised the presentation of its consolidated income statements for the prior year period by reclassifying allowance adjustments to the valuation of its finance receivables as a line item separate from revenues. The Company also revised the presentation in its consolidated statement of cash flows for the prior year period by reclassifying allowance charges on its finance receivables from investing activities to operating activities.These presentation changes had no other impacts on the Company's consolidated financial statements.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K").

PRA Group, Inc.
Notes to Consolidated Financial Statements

2. Finance Receivables, net:
Changes in finance receivables, net for the three months ended March 31, 2019 and 2018 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$3,084,777	$2,776,199
Acquisitions of finance receivables (1)	313,446	165,020
Foreign currency translation adjustment	7,436	39,070
Cash collections	(461,171)	(426,580)
Income recognized on finance receivables	238,836	218,624
Net allowance charges	(6,095)	(925)
Balance at end of period	$3,177,229	$2,771,408

(1)
Acquisitions of finance receivables are portfolio purchases that are net of buybacks and include certain capitalized acquisition related costs. They also include the finance receivable portfolios that are acquired in connection with certain business acquisitions. The buybacks and capitalized acquisition costs are netted against the acquisition of finance receivables when paid and may relate to portfolios purchased in prior periods.

During the three months ended March 31, 2019, the Company acquired finance receivables portfolios with a face value of $4.7 billion for $318.8 million. During the three months ended March 31, 2018, the Company acquired finance receivables portfolios with a face value of $1.5 billion for $168.3 million. At March 31, 2019, the estimated remaining collections ("ERC") on the receivables acquired during the three months ended March 31, 2019 and 2018 were $541.1 million and $232.9 million, respectively.
At the time of acquisition and each quarter thereafter, the life of each quarterly accounting pool is estimated based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, cash collections expected to be applied to principal are estimated to be as follows for the twelve-month periods ending March 31, (amounts in thousands):

2020	$850,955
2021	718,010
2022	562,256
2023	426,004
2024	258,793
2025	137,843
2026	77,642
2027	47,138
2028	38,084
2029	28,474
Thereafter	32,030
Total ERC expected to be applied to principal	$3,177,229
At March 31, 2019, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $43.5 million; at December 31, 2018, the amount was $48.0 million.
Accretable yield represents the amount of income on finance receivables the Company can expect to recognize over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield on portfolios purchased during the period to be earned by the Company based on its proprietary analytical models. Net reclassifications from nonaccretable difference to accretable yield primarily result from the increase in the Company's estimate of future cash flows. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the decrease in the Company's estimates of future cash flows and allowance charges that together exceed the increase in the Company's estimate of future cash flows.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Changes in accretable yield for the three months ended March 31, 2019 and 2018 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$3,058,445	$2,927,866
Income recognized on finance receivables	(238,836)	(218,624)
Net allowance charges	6,095	925
Additions from portfolio purchases (1)	235,814	146,832
Reclassifications from nonaccretable difference	19,161	112,028
Foreign currency translation adjustment	(511)	37,241
Balance at end of period	$3,080,168	$3,006,268
(1) Also includes accretable yield additions resulting from certain business acquisitions.
The following is a summary of activity within the Company's valuation allowance account, all of which relates to acquired nonperforming loans, for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning balance	$257,148	$225,555
Allowance charges	7,977	6,833
Reversal of previously recorded allowance charges	(1,882)	(5,908)
Net allowance charges	6,095	925
Foreign currency translation adjustment	81	495
Ending balance	$263,324	$226,975
3. Investments:
Investments consisted of the following at March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019	December 31, 2018
Debt securities
Available-for-sale	$5,088	$5,077
Equity securities
Private equity funds	7,498	7,973
Mutual funds	62,192	21,753
Equity method investments	10,304	10,370
Total investments	$85,082	$45,173
Debt Securities
Available-for-sale
Government bonds: The Company's investments in government bonds are classified as available-for-sale and are stated at fair value. Fair value is determined using quoted market prices. Unrealized gains and losses are included in comprehensive income and reported in equity.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of investments in debt securities at March 31, 2019 and December 31, 2018 were as follows (amounts in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,126	$—	$38	$5,088

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,160	$—	$83	$5,077
Equity Securities
Investments in private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 3% interest. In the first quarter of 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), which requires that investments in equity securities be measured at fair value with changes in unrealized gains and losses reported in earnings. Upon adoption of ASU 2016-01, the investments are carried at the fair value reported by the Fund manager. The Company recorded a cumulative effect adjustment of $3.9 million, net of tax, to beginning retained earnings for the unrealized loss on the investments. Prior to 2018, the investments were carried at cost with income recognized in Other Revenue in the consolidated income statements when distributions, up to reported income, were received from the partnerships.
Mutual funds: The Company invests certain excess funds held in Brazil in a Brazilian real denominated mutual fund benchmarked to the US dollar that invests principally in Brazilian fixed income securities. The investments are carried at fair value based on quoted market prices.
Unrealized gains and losses: Net unrealized gains were $2.1 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively, on its equity securities.
Equity Method Investments
Effective December 20, 2018, the Company has a 11.7% interest in RCB Investimentos S.A. ("RCB"), a servicing platform for nonperforming loans in Brazil. This investment is accounted for on the equity method because the Company exercises significant influence over RCB’s operating and financial activities. Accordingly, the Company’s investment in RCB is adjusted for the Company’s proportionate share of RCB’s earnings or losses.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table represents the changes in goodwill for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period:
Goodwill	$464,116	$526,513
Accumulated impairment loss	—	—
	464,116	526,513
Changes:
Acquisition (1)	13,653	—
Foreign currency translation adjustment	2,749	17,780
Net change in goodwill	16,402	17,780

Goodwill	480,518	544,293
Accumulated impairment loss	—	—
Balance at end of period	$480,518	$544,293
(1) The $13.7 million addition to goodwill during the three months ended March 31, 2019 is the result of the acquisition of a business in Canada.
5. Leases:
In February 2016, FASB issued ASU 2016-02, "Leases (Topic 842) Section A - Leases: Amendments to the FASB Account Standards Codification" ("ASU 2016-02"). ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The Company adopted ASU 2016-02 on January 1, 2019 using the alternative method which resulted in the recording of operating lease right-of-use ("ROU") assets and lease liabilities of $72.1 million and $75.8 million, respectively. The Company's balance sheets for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance.
The Company elected to apply the transition package of practical expedients permitted within the new standard, which among other things, allows it to carryforward the historical lease classification. In addition, the Company elected the practical expedient to exclude short-term leases (lease terms of less than one year) from its ROU assets and lease liabilities.
The Company's operating lease portfolio primarily includes corporate offices and call centers. The majority of its leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years, and others include options to terminate the leases within 1 year. The exercise of lease renewal options is typically at the Company's sole discretion and are included in its ROU assets and lease liabilities based upon whether the Company is reasonably certain of exercising the renewal options. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company used its incremental borrowing rate as of January 1, 2019 to calculate the present value of the lease payments of its existing leases at adoption.
The components of lease expense for the three months ended March 31, 2019 were as follows (amounts in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$2,863
Short-term lease cost	842
Total lease cost	$3,705

PRA Group, Inc.
Notes to Consolidated Financial Statements

Supplemental cash flow information related to leases for the three months ended March 31, 2019 were as follows (amounts in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,780

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	76,175
Lease term and discount rate information related to leases were as follows as of the dates indicated (amounts in thousands):

March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	11
Weighted-average discount rate
Operating leases	4.95%
Maturities of lease liabilities are as follows for the following periods (amounts in thousands):

Operating Leases
For the Nine Months Ended December 31, 2019	$8,415
For the Year Ended December 31, 2020	11,183
For the Year Ended December 31, 2021	10,660
For the Year Ended December 31, 2022	8,797
For the Year Ended December 31, 2023	6,667
Thereafter	52,275
Total lease payments	97,997
Less imputed interest	(23,689)
Total	$74,308

As previously disclosed in the 2018 Form 10-K and under the previous lease accounting standard (which excludes the impact of the Company's intent to exercise renewal options as required by ASU 2016-02), future minimum lease payments for operating leases at December 31, 2018, are as follows for the years ending December 31, (amounts in thousands):

2019	$11,470
2020	11,451
2021	10,809
2022	7,287
2023	6,189
Thereafter	7,866
Total future minimum lease payments	$55,072

PRA Group, Inc.
Notes to Consolidated Financial Statements

6. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	March 31, 2019	December 31, 2018
Revolving credit	$1,571,749	$1,160,161
Term loans	432,500	740,551
Convertible senior notes	632,500	632,500
	2,636,749	2,533,212
Less: Debt discount and issuance costs	(50,340)	(59,556)
Total	$2,586,409	$2,473,656
The following principal payments are due on the Company's borrowings as of March 31, 2019 for the 12-month periods ending March 31, (amounts in thousands):

2020	$10,000
2021	1,203,005
2022	10,000
2023	1,068,744
2024	345,000
Thereafter	—
Total	$2,636,749
The Company believes it was in compliance with the covenants of its financing arrangements as of March 31, 2019.
North American Revolving Credit and Term Loan
On May 5, 2017, the Company amended and restated its existing credit agreement (as amended, and modified from time to time, the “North American Credit Agreement”) with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian administrative agent, and a syndicate of lenders named therein. The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.6 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $432.5 million term loan, (ii) a $1,068.0 million domestic revolving credit facility, and (iii) a $50.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of the lender) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sublimit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the North American Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the North American Credit Agreement) plus 0.50%, (b) Bank of America's prime rate, or (c) the one-month Eurodollar rate plus 1.00%. Canadian Prime Rate Loans will bear interest at a rate per annum equal to the Canadian Prime Rate plus 1.50%. The revolving credit facilities also bear an unused line fee of 0.375% per annum, payable quarterly in arrears. The loans under the North American Credit Agreement mature May 5, 2022. As of March 31, 2019, the unused portion of the North American Credit Agreement was $451.8 million. Considering borrowing base restrictions, as of March 31, 2019, the amount available to be drawn was $263.8 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
European Revolving Credit Facility and Term Loan
On October 23, 2014, European subsidiaries of the Company ("PRA Europe") entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (such agreement as later amended or modified, the "European Credit Agreement"). In the first quarter of 2019, the Company entered into the Fifth Amendment and Restatement Agreement to its European Credit Agreement which, among other things, merged the term loan facility with the revolving credit facility and increased all applicable margins for the interest payable under the multicurrency revolving credit facility by 5 basis points.
Under the terms of the European Credit Agreement, the credit facility includes an aggregate amount of approximately $1.1 billion (subject to the borrowing base), accrues interest at the Interbank Offered Rate ("IBOR") plus 2.70% - 3.80% (as determined by the loan-to-value ratio ("LTV Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.21% per annum, of 35% of the margin, is payable monthly in arrears, and matures February 19, 2021. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears, and matures February 19, 2021. As of March 31, 2019, the unused portion of the European Credit Agreement (including the overdraft facility) was $234.5 million. Considering borrowing base restrictions and other covenants, as of March 31, 2019, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $125.0 million.
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
Convertible Senior Notes due 2020
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of its 3.00% Convertible Senior Notes due 2020 (the "2020 Notes"). The 2020 Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "2013 Indenture"), between the Company and Regions Bank, as successor trustee. The 2013 Indenture contains customary terms and covenants, including certain events of default after which the 2020 Notes may be due and payable immediately. The 2020 Notes are senior unsecured obligations of the Company. Interest on the 2020 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. Prior to February 1, 2020, the 2020 Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the 2020 Notes will be convertible at any time. The Company does not have the right to redeem the 2020 Notes prior to maturity. As of March 31, 2019, the Company does not believe that any of the conditions allowing holders of the 2020 Notes to convert their notes have occurred.
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
Convertible Senior Notes due 2023
On May 26, 2017, the Company completed the private offering of $345.0 million in aggregate principal amount of its 3.50% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2020 Notes, the "Notes"). The 2023 Notes were issued pursuant to an Indenture, dated May 26, 2017 (the "2017 Indenture"), between the Company and Regions Bank, as trustee. The 2017 Indenture contains customary terms and covenants, including certain events of default after which the 2023 Notes may be due and payable immediately. The 2023 Notes are senior unsecured obligations of the Company. Interest on the 2023 Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year, beginning on December 1, 2017. Prior to March 1, 2023, the 2023 Notes will be convertible only upon the occurrence of specified events. On or after March 1, 2023, the 2023 Notes will be convertible at any time. The Company has the right, at its election, to redeem all or any part of the outstanding 2023 Notes at any time on or after June 1, 2021 for cash, but only if the last reported sale price (as defined in the 2017 Indenture) exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on and including the trading day immediately before the date the Company sends the related redemption notice. As of March 31, 2019, the Company does not believe that any of the conditions allowing holders of the 2023 Notes to convert their notes have occurred.
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
The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	March 31, 2019	December 31, 2018
Liability component - principal amount	$632,500	$632,500
Unamortized debt discount	(40,769)	(43,812)
Liability component - net carrying amount	$591,731	$588,688
Equity component	$76,216	$76,216
The debt discount is being amortized into interest expense over the remaining life of the 2020 Notes and the 2023 Notes using the effective interest rate, which is 4.92% and 6.20%, respectively.
Interest expense related to the Notes was as follows for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Interest expense - stated coupon rate	$5,175	$5,175
Interest expense - amortization of debt discount	3,042	2,877
Total interest expense - convertible senior notes	$8,217	$8,052

PRA Group, Inc.
Notes to Consolidated Financial Statements

7. Derivatives:
The Company periodically enters into derivative financial instruments, typically interest rate swap agreements, interest rate caps, and foreign currency contracts to reduce its exposure to fluctuations in interest rates on variable-rate debt and foreign currency exchange rates. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the swap counterparty to assess the counterparty’s ability to honor its obligation.  Counterparty default would expose the Company to fluctuations in interest and currency rates. Derivative financial instruments are recognized at fair value in the consolidated balance sheets, in accordance with the guidance of ASC Topic 815 “Derivatives and Hedging” (“ASC 815”).
The following table summarizes the fair value of derivative instruments in the consolidated balance sheets (amounts in thousands):

	March 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other liabilities	$7,390	Other assets	$44
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	950	Other assets	2,555
Foreign currency contracts	Other liabilities	748	Other liabilities	—
Interest rate contracts	Other assets	791	Other assets	735
Interest rate contracts	Other liabilities	415	Other liabilities	—
Derivatives designated as hedging instruments:
Changes in fair value of derivative contracts designated as cash flow hedging instruments are recognized in other comprehensive income ("OCI"). As of March 31, 2019 and December 31, 2018, the notional amount of interest rate contracts designated as cash flow hedging instruments was $661.9 million and $260.8 million, respectively. Derivatives designated as cash flow hedging instruments were evaluated and remain highly effective at March 31, 2019. The Company estimates that approximately $1.2 million of net derivative gain (loss) included in OCI will be reclassified into earnings within the next 12 months.
The following table summarizes the effects of derivatives designated as cash flow hedging instruments on the consolidated financial statements for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Gain or (loss) recognized in OCI, net of tax			Gain or (loss) reclassified from OCI into income
	Three Months Ended March 31,			Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2019	2018	Location of gain or (loss) reclassified from OCI into income	2019	2018
Interest rate contracts	$(5,795)	$—	Interest expense, net	$(80)	$—
Derivatives not designated as hedging instruments:
Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. As of March 31, 2019 and December 31, 2018, the notional amount of interest rate contracts not designated as hedging instruments was $172.3 million and $169.7 million, respectively. The Company also enters into foreign currency contracts to economically hedge the foreign currency re-measurement exposure related to certain balances that are denominated in currencies other than the functional currency of the entity. As of March 31, 2019 and December 31, 2018, the notional amount of foreign currency contracts that are not designated as hedging instruments was $359.0 million and $144.7 million, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s consolidated income statements for the three months ended March 31, 2019 and 2018 (amounts in thousands):

		Amount of gain or (loss) recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2019	2018
Foreign currency contracts	Foreign exchange gain/(loss)	$(5,256)	$—
Interest rate contracts	Interest expense, net	(349)	$3,673
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
The carrying amounts of the financial instruments in the following table are recorded in the consolidated balance sheets at March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$102,102	$102,102	$98,695	$98,695
Finance receivables, net	3,177,229	3,464,135	3,084,777	3,410,475
Financial liabilities:
Interest-bearing deposits	95,314	95,314	82,666	82,666
Revolving lines of credit	1,571,749	1,571,749	1,160,161	1,160,161
Term loans	432,500	432,500	740,551	740,551
Convertible senior notes	591,731	588,503	588,688	557,122
Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The carrying amount and estimates of the fair value of the Company's debt obligations outlined above do not include any related debt issuance costs associated with the debt obligations. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

PRA Group, Inc.
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
Financial Instruments Required to be Carried at Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at March 31, 2019 and December 31, 2018 (amounts in thousands):

	Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,088	$—	$—	$5,088
Fair value through net income
Mutual funds	62,192	—	—	62,192
Derivative contracts (recorded in other assets)	—	1,741	—	1,741
Liabilities:
Derivative contracts (recorded in other liabilities)	—	8,553	—	8,553
	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,077	$—	$—	$5,077
Fair value through net income
Mutual funds	21,753	—	—	21,753
Derivative contracts (recorded in other assets)	—	3,334	—	3,334
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
Derivative contracts: The estimated fair value of the derivative contracts is determined using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves and other factors. Accordingly, the Company uses Level 2 inputs for its fair value estimates. Effective in the second quarter of 2018, the Company began to apply hedge accounting to certain of its derivative contracts. By applying hedge accounting, changes in market value are reflected as adjustments in Other Comprehensive Income. The hedges were evaluated and remain highly effective at March 31, 2019 and have initial terms of 2 to 7 years.
Investments measured using net asset value
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe, and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over 1 to 6 years. The fair value of these private equity funds following the Net Asset Value ("NAV") practical expedient was $7.5 million and $8.0 million as of March 31, 2019 and December 31, 2018, respectively.
9. Accumulated Other Comprehensive Loss:
The following table represents the changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2019 (amounts in thousands):

	Debt Securities		Currency Translation	Accumulated Other
	Available-for-sale	Cash Flow Hedges	Adjustments	Comprehensive Loss (1)
Balance at January 1, 2019	$(83)	$44	$(242,070)	$(242,109)
Other comprehensive (loss)/income before reclassifications, net (1)	45	(5,795)	(742)	(6,492)
Amounts reclassified from other comprehensive loss:
Reclassifications	—	80	—	80
Tax effect	—	—	—	—
Amounts reclassified from other comprehensive loss, net	—	80	—	80
Net current period other comprehensive (loss)/income	45	(5,715)	(742)	(6,412)
Balance at March 31, 2019	$(38)	$(5,671)	$(242,812)	$(248,521)
(1) Net of deferred taxes for unrealized losses from cash flow hedges of $1.7 million at March 31, 2019.
10. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted EPS calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72 for the 2020 Notes or $46.24 for the 2023 Notes, neither of which occurred during the respective periods from which the Notes were issued through March 31, 2019. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the three months ended March 31, 2019 and 2018 (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2019			2018
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$15,227	45,338	$0.34	$21,106	45,231	$0.47
Dilutive effect of nonvested share awards		81	—		139	—
Diluted EPS	$15,227	45,419	$0.34	$21,106	45,370	$0.47
There were no antidilutive options outstanding for the three months ended March 31, 2019 and 2018.
11. Income Taxes:
The Company follows the guidance of FASB ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
On May 10, 2017, the Company reached a settlement with the Internal Revenue Service in regards to its assertion that tax revenue recognition using the cost recovery method did not clearly reflect taxable income. In accordance with the settlement, the Company changed its tax accounting method to recognize finance receivables revenue effective with tax year 2017. Under the new method, a portion of the annual collections amortizes principal and the remaining portion is taxable income. The deferred tax liability related to the difference in timing between the new method and the cost recovery method will be incorporated evenly into the Company’s tax filings over four years effective with tax year 2017. The Company was not required to pay any interest or penalties in connection with the settlement.
At March 31, 2019, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2013 and subsequent years.
The Company intends for predominantly all foreign earnings to be indefinitely reinvested in its foreign operations. If foreign earnings were repatriated, the Company may need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with indefinitely reinvested earnings was $83.8 million and $78.6 million as of March 31, 2019 and December 31, 2018, respectively.
12. Commitments and Contingencies:
Employment agreements:
The Company has entered into employment agreements, most of which expire on December 31, 2020, with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as potential discretionary bonuses that take into consideration the Company’s overall performance against its short- and long-term financial and strategic objectives. At March 31, 2019, estimated future compensation under these agreements was approximately $14.3 million. The agreements also contain confidentiality and non-compete provisions. Outside the U.S., employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $14.3 million total above.
Forward flow agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at March 31, 2019 was approximately $351.5 million.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at March 31, 2019, where the range of loss can be estimated, was not material.
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
Multi-State Investigation
On November 17, 2015, the Company received civil investigative demands from multiple state Attorney General offices ("AGOs") broadly relating to its debt collection practices in the U.S. The Company believes that it has fully cooperated with the investigations and discussed potential resolution of the investigations with the AGOs. In these discussions, the AGOs have taken positions with which the Company disagrees, including positions related to penalties, restitution and/or the adoption of new practices and controls in the conduct of the Company's business. If the Company is unable to resolve its differences with the AGOs, it is possible that one or more individual state AGOs may file claims against the Company. The range of loss, if any, cannot be estimated at this time.
Iris Pounds v. Portfolio Recovery Associates, LLC
On November 21, 2016, Iris Pounds filed suit against the Company in Durham County, North Carolina alleging violations of the North Carolina Prohibited Practices by Collection Agencies Act. The purported class consists of all individuals against whom the Company had obtained a judgment by default in North Carolina on or after October 1, 2009. On December 9, 2016, the Company removed the matter to the United States District Court for the Middle District of North Carolina (the "District Court"). On March 28, 2018, the District Court entered an order remanding the matter to the North Carolina state court which the Fourth Circuit Court of Appeals affirmed on May 17, 2018. On January 11, 2019, the Company filed a motion to compel arbitration with the North Carolina state court. The North Carolina state court denied the Company's motion to compel arbitration and the Company is seeking review of that decision. The range of loss, if any, cannot be estimated at this time due to the uncertainty surrounding liability, class certification and the interpretation of statutory damages.
13. Recently Issued Accounting Standards:
Recently issued accounting standards adopted:
In February 2016, FASB issued ASU 2016-02, "Leases (Topic 842) Section A - Leases: Amendments to the FASB Account Standards Codification" ("ASU 2016-02"). ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. In July 2018, FASB

PRA Group, Inc.
Notes to Consolidated Financial Statements

issued ASU 2018-10, "Codification Improvements to Topic 842, Leases" and ASU 2018-11, "Leases (Topic 842) Targeted Improvements" which among other things, allowed for an alternative transition method which eliminated the requirement to restate the earliest prior period presented in an entity's financial statements. Entities that elected this transition option still adopted the new lease standard using the modified retrospective transition method required by the standard, but they recognized a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The Company adopted the new leasing standard on January 1, 2019 and as a result recorded operating lease ROU assets and lease liabilities of $72.1 million and $75.8 million, respectively. The adoption of the standard did not have any other material affect on the Company's consolidated financial statements.
In August 2016, FASB issued ASU 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)" ("ASU 2016-15"). ASU 2016-15 reduces diversity in practice of how certain transactions are classified in the statement of cash flows. The new guidance clarifies the classification of cash activity related to debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions received from equity-method investments, and beneficial interests in securitization transactions. The guidance also describes a predominance principle in which cash flows with aspects of more than one class that cannot be separated should be classified based on the activity that is likely to be the predominant source or use of cash flow. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2018. The new standard must be adopted using a retrospective transition method. The Company adopted ASU 2016-15 in the first quarter of 2019 which had no material impact on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded income tax effects resulting from the 2017 Tax Cuts and Jobs Act. The amendments in this ASU also require certain disclosures about stranded income tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company’s provisional adjustments recorded during the year ended December 31, 2017 to account for the impact of the Tax Act did not result in stranded tax effects. The Company adopted ASU 2018-02 in the first quarter of 2019 which had no material impact on its consolidated financial statements.
Recently issued accounting standards not yet adopted:
In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), which requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about expected credit losses and recoveries on financial instruments measured at amortized cost held by a reporting entity at each reporting date. Under this model, an entity would recognize an allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the net amount expected to be collected. Revenue is recognized over the life of the portfolio at the initial effective interest rate. Subsequent changes in cash flow forecasts, on a present value basis, are adjusted through revenue. ASU 2016-13 supersedes ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"), which the Company currently follows to account for income recognized on its finance receivables. Financial assets accounted for under ASC 310-30 should use a prospective transition approach where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018.  The Company expects ASU 2016-13, including the effect of ongoing developments and amendments to the guidance, will have a significant impact on how it measures and records income recognized on its finance receivables and its balance sheet presentation. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements including accounting policy and operational implementation issues.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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

•	our ability to manage risks associated with our international operations;

•	changes in tax laws and interpretations regarding earnings of our domestic and foreign operations;

•	the impact of the Tax Cuts and Jobs Act ("Tax Act"), including interpretations and determinations by tax authorities;

•	the possibility that we could incur goodwill or other intangible asset impairment charges;

•	adverse effects from the vote by the United Kingdom ("UK") to leave the European Union;

•	adverse outcomes in pending litigation or administrative proceedings;

•	our loss contingency accruals may not be adequate to cover actual losses;

•	the possibility that class action suits and other litigation could divert management's attention and increase our expenses;

•	the possibility that we could incur business or technology disruptions or cyber incidents;

•	our ability to collect and enforce our nonperforming loans may be limited under federal, state, local and foreign laws;

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

•	the ability of our European operations to comply with the provisions of the General Data Protection Regulation;

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

•	the possibility that the adoption of, or delays in implementing, accounting standards could negatively impact our results of operations and financial condition; and

•	the risk factors discussed in our filings with the Securities and Exchange Commission ("SEC").
You should assume that the information appearing in this Quarterly Report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.
You should carefully consider the factors listed above and review the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the "Risk Factors" section and "Business" section of our Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K").

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
We are headquartered in Norfolk, Virginia, and as of March 31, 2019 employed 5,236 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA."
Results of Operations
The results of operations include the financial results of the Company and all of its subsidiaries. The following table sets forth consolidated income statement amounts as a percentage of total revenues for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2019		2018
Revenues:
Income recognized on finance receivables	$238,836	97.1%	$218,624	97.6%
Fee income	6,374	2.6	5,327	2.4
Other revenue	667	0.3	157	0.1
Total revenues	245,877	100.0	224,108	100.0

Net allowance charges	(6,095)	(2.5)	(925)	(0.4)

Operating expenses:
Compensation and employee services	79,645	32.4	81,237	36.2
Legal collection fees	13,059	5.3	10,669	4.8
Legal collection costs	35,229	14.3	22,243	9.9
Agency fees	14,032	5.7	8,278	3.7
Outside fees and services	15,248	6.2	14,158	6.3
Communication	13,201	5.4	11,557	5.2
Rent and occupancy	4,363	1.8	4,314	1.9
Depreciation and amortization	4,572	1.9	4,929	2.2
Other operating expenses	11,585	4.7	12,184	5.4
Total operating expenses	190,934	77.7	169,569	75.7
Income from operations	48,848	19.9	53,614	23.9
Other income and (expense):
Interest expense, net	(33,981)	(13.8)	(25,781)	(11.5)
Foreign exchange gain	6,264	2.5	1,293	0.6
Other	(352)	(0.1)	243	0.1
Income before income taxes	20,779	8.5	29,369	13.1
Income tax expense	3,867	1.6	6,137	2.7
Net income	16,912	6.9	23,232	10.4
Adjustment for net income attributable to noncontrolling interests	1,685	0.7	2,126	0.9
Net income attributable to PRA Group, Inc.	$15,227	6.2%	$21,106	9.4%

Cash Collections
Cash collections were as follows for the periods indicated:

	For the Three Months Ended March 31,		Variance
(Amounts in thousands)	2019	2018	2019 vs. 2018
Americas-Core	$290,723	$246,237	$44,486
Americas-Insolvency	44,613	55,280	(10,667)
Europe-Core	116,858	118,109	(1,251)
Europe-Insolvency	8,977	6,954	2,023
Total cash collections	$461,171	$426,580	$34,591

Cash collections adjusted (1)	$461,171	$414,902	$46,269
Cash collections on fully amortized pools	12,084	15,622	(3,538)
Cash collections on cost recovery pools	3,653	17,524	(13,871)
Net finance receivables on cost recovery at period-end	43,479	149,179	(105,700)
(1) Cash collections adjusted refers to 2018 cash collections remeasured using 2019 exchange rates.
Cash collections were $461.2 million for the three months ended March 31, 2019, an increase of $34.6 million or 8.1%, compared to $426.6 million for the three months ended March 31, 2018. The increase was largely due to our U.S. legal collections increasing $22.1 million, or 30.6%, due primarily to the increase in the number of accounts qualifying for the legal channel, and our U.S. call center collections increasing $14.3 million, or 9.2%, due primarily to record U.S. Core portfolio purchasing in 2018. These increases were partially offset by a decline of $10.7 million, or 19.3%, in Americas Insolvency cash collections caused mainly by a decline in Americas Insolvency portfolio purchasing in 2018 not offsetting the continued runoff of the older portfolios.
Revenues
Total revenues were $245.9 million for the three months ended March 31, 2019, an increase of $21.8 million, or 9.7%, compared to total revenues of $224.1 million for the three months ended March 31, 2018.
A summary of our revenue generation during the three months ended March 31, 2019 and 2018 is as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2019	2018
Cash collections	$461,171	$426,580
Principal amortization	(222,335)	(207,956)
Income recognized on finance receivables	238,836	218,624
Fee income	6,374	5,327
Other revenue	667	157
Total revenues	$245,877	$224,108
Income recognized on finance receivables
Income recognized on finance receivables was $238.8 million for the three months ended March 31, 2019, an increase of $20.2 million or 9.2% compared to income recognized on finance receivables of $218.6 million for the three months ended March 31, 2018. The increase was primarily the result of the impact of record Americas Core purchasing in 2018 and the impact of overperformance on select Americas Core and Europe Core portfolios which resulted in yield increases on certain pools. This was partially offset by a decline in our Americas Insolvency revenue caused mainly by reduced Americas Insolvency portfolio purchasing in 2018 not offsetting the continued runoff of our older portfolios.
We have revised the presentation of our consolidated income statements for the prior year reporting period by reclassifying net allowance charges on our finance receivables as a line item separate from revenues. As a result, we no longer include net allowance charges as part of "Income recognized on finance receivables, net" on the face of our consolidated income statements and report income recognized on finance receivables gross of valuation allowances.

Fee income
Fee income was $6.4 million in the three months ended March 31, 2019, an increase of $1.1 million or 20.8%, compared to $5.3 million in the three months ended March 31, 2018. The increase is primarily attributable to settlement timing in our claims processing company, Claims Compensation Bureau.
Other revenue
Other revenue was $0.7 million and $0.2 million in the three months ended March 31, 2019 and 2018, respectively.
Net Allowance Charges
Net allowance charges are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended March 31, 2019, we recorded net allowance charges of $6.1 million consisting of $4.8 million on our Americas Core portfolios, primarily on vintages purchased between 2013-2015, and $1.3 million on our European portfolios. For the three months ended March 31, 2018, we recorded net allowance charges of $0.9 million, consisting of net allowance reversals of $0.7 million on our Americas Core portfolios and net allowance charges of $0.2 million and $1.4 million on our Americas Insolvency and our European Core portfolios, respectively.
Operating Expenses
Total operating expenses were $190.9 million for the three months ended March 31, 2019, an increase of $21.3 million or 12.6%, compared to operating expenses of $169.6 million for the three months ended March 31, 2018.
Compensation and employee services
Compensation and employee services expenses were $79.6 million for the three months ended March 31, 2019, a decrease of $1.6 million, or 2.0%, compared to $81.2 million for the three months ended March 31, 2018. Compensation expense decreased primarily as a result of the impact of the deconsolidation of RCB Investimentos S.A. ("RCB") in December 2018. Additionally, U.S. call centers compensation expenses declined compared to the first quarter of 2018 as the total number of collectors decreased, but this was offset by higher medical costs. Total full-time equivalents decreased to 5,236 as of March 31, 2019, compared to 5,639 as of March 31, 2018.
Legal collection fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $13.1 million for the three months ended March 31, 2019, an increase of $2.4 million or 22.4%, compared to legal collection fees of $10.7 million for the three months ended March 31, 2018. The increase was primarily due to an increase in external legal cash collections in the U.S.
Legal collection costs
Legal collection costs primarily consist of costs paid to courts where a lawsuit is filed. Legal collection costs were $35.2 million for the three months ended March 31, 2019, an increase of $13.0 million or 58.6%, compared to legal collection costs of $22.2 million for the three months ended March 31, 2018. The increase was primarily due to additional court costs related to the expansion of the number of accounts qualifying for the legal channel in the U.S. partially offset by a reduction in Europe.  This expansion is the result of a change in the nature of the accounts purchased, the regulatory environment and consumer behavior.
Agency fees
Agency fees primarily represent third-party collection fees incurred mainly outside the U.S. Agency fees were $14.0 million for the three months ended March 31, 2019, an increase of $5.7 million or 68.7%, compared to $8.3 million for the three months ended March 31, 2018. The increase was primarily the result of higher volumes of servicing activity in areas where we utilize third party agencies to collect. Additionally, with the sale of the RCB operating platform, certain expenses in other line items shifted from fixed to variable and are now recorded on the agency fees line.
Outside fees and services
Outside fees and services expenses were $15.2 million for the three months ended March 31, 2019, an increase of $1.0 million or 7.0%, compared to outside fees and services expenses of $14.2 million for the three months ended March 31, 2018.

Communication
Communication expenses were $13.2 million for the three months ended March 31, 2019, an increase of $1.6 million or 13.8%, compared to communication expenses of $11.6 million for the three months ended March 31, 2018. These increases are primarily the result of increased letter and call volume associated with record portfolio purchases in Americas Core in 2018.
Rent and occupancy
Rent and occupancy expenses were $4.4 million for the three months ended March 31, 2019, an increase of $0.1 million or 2.3%, compared to rent and occupancy expense of $4.3 million for the three months ended March 31, 2018.
Depreciation and amortization
Depreciation and amortization expenses were $4.6 million for the three months ended March 31, 2019, a decrease of $0.3 million or 6.1% , compared to depreciation and amortization expenses of $4.9 million for the three months ended March 31, 2018.
Other operating expenses
Other operating expenses were $11.6 million for the three months ended March 31, 2019, a decrease of $0.6 million, or 4.9%, compared to other operating expenses of $12.2 million for the three months ended March 31, 2018.
Interest Expense, Net
Interest expense, net was $34.0 million during the three months ended March 31, 2019, an increase of $8.2 million or 31.8%, compared to $25.8 million for the three months ended March 31, 2018. The increase was primarily due to higher average interest rates paired with higher levels of average borrowings outstanding on our debt obligations in addition to the impact of the changes in the fair value of interest rate swap agreements not designated as hedging instruments.
Interest expense, net consisted of the following for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Stated interest on debt obligations and unused line fees	$23,397	$20,043	$3,354
Coupon interest on convertible debt	5,175	5,175	—
Amortization of convertible debt discount	3,042	2,877	165
Amortization of loan fees and other loan costs	2,636	2,553	83
Change in fair value on derivatives	349	(3,673)	4,022
Interest income	(618)	(1,194)	576
Interest expense, net	$33,981	$25,781	$8,200
Net Foreign Currency Transaction Gains/(Losses)
Net foreign currency transaction gains were $6.3 million for the three months ended March 31, 2019, compared to $1.3 million for the three months ended March 31, 2018. In any given period, we may incur foreign currency transactions gains or losses from transactions in currencies other than the functional currency.
Other Expense
Other expense was $0.4 million and $0.2 million during the three months ended March 31, 2019 and March 31, 2018, respectively.
Income Tax Expense
Income tax expense was $3.9 million for the three months ended March 31, 2019, a decrease of $2.2 million, or 36.1%, compared to provision for income taxes of $6.1 million for the three months ended March 31, 2018. The decrease was primarily due to decreases in income before income taxes and our effective tax rate. During the three months ended March 31, 2019, our income before income taxes was $20.8 million, compared to $29.4 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, our effective tax rate was 18.6%, compared to 20.9% for the three months ended March 31, 2018. The decrease was due to changes in the mix of projected taxable income between tax jurisdictions including a decrease in the estimated blended rate for U.S. state taxes due to state apportionment.

Supplemental Performance Data
Finance receivables portfolio performance
The following tables show certain data related to our finance receivables portfolios. Certain adjustments, as noted in the footnotes to these tables, have been made to reduce the impact of foreign currency fluctuations on ERC and purchase price multiples.
The accounts represented in the insolvency tables are those portfolios of accounts that were in an insolvency status at the time of purchase. This contrasts with accounts in our Core portfolios that file for bankruptcy/insolvency protection after we purchase them, which continue to be tracked in their corresponding Core portfolio. Core customers sometimes file for bankruptcy/insolvency protection subsequent to our purchase of the related Core portfolio. When this occurs, we adjust our collection practices to comply with bankruptcy/insolvency rules and procedures; however, for accounting purposes, these accounts remain in the original Core pool. Insolvency accounts may be dismissed voluntarily or involuntarily subsequent to our purchase of the Insolvency portfolio. Dismissal occurs when the terms of the bankruptcy are not met by the petitioner. When this occurs, we are typically free to pursue collection outside of bankruptcy procedures; however, for accounting purposes, these accounts remain in the original Insolvency pool.
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
Revenue recognition under ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30") is driven by estimates of the amount and timing of collections as well as the timing of those collections. We record new portfolio purchases based on our best estimate of the cash flows expected at acquisition, which reflects the uncertainties inherent in the purchase of nonperforming loans and the results of our underwriting process. Subsequent to the initial booking, as we gain collection experience and confidence with a pool of accounts, we regularly update ERC. As a result, our estimate of total collections has often increased as pools have aged. These processes have tended to cause the ratio of ERC to purchase price for any given year of buying to gradually increase over time. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from purchase than a pool that was just two years from purchase.
We hold a beneficial interest in certain pools of finance receivables in Europe. Revenue is recognized under ASC Topic 310-20, "Receivables - Nonrefundable Fees and Other Costs" where we compute a life-to-date yield on a retrospective basis and apply it to the ERC of the portfolio. Revenue on these pools is included in income recognized on finance receivables. In addition, these pools are included in the following tables as they perform economically similar to finance receivables accounted for under ASC 310-30.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of receivables.
We hold a majority interest in a Polish investment fund that was previously classified in our Consolidated Balance Sheets as "Investments" and previously excluded from the following tables. Effective July 1, 2018, we assumed servicing responsibilities for approximately 50% of the portfolios held by the Polish investment fund which led to an accounting reconsideration event and the consolidation of this investment. The finance receivables recorded at the consolidation date and the related portfolio performance information are included in the Supplemental Performance Data section in the Europe-Core 2018 line unless otherwise indicated. On March 29, 2019, we signed an agreement making PRA Group the servicer of effectively 100% of the portfolios held by the Polish investment fund effective April 1, 2019.

Purchase Price Multiples as of March 31, 2019 Amounts in thousands

Purchase Period	Purchase Price (1)(2)	Net Finance Receivables (3)	ERC-Historical Period Exchange Rates (4)	Total Estimated Collections (5)	ERC-Current Period Exchange Rates (6)	Current Estimated Purchase Price Multiple	Original Estimated Purchase Price Multiple (7)
Americas-Core
1996-2008	$804,882	$8,460	$32,757	$2,424,133	$32,757	301%	236%
2009	125,153	642	20,893	459,594	20,893	367%	252%
2010	148,199	4,239	34,123	534,384	34,123	361%	247%
2011	209,606	9,231	57,522	736,144	57,522	351%	245%
2012	254,118	18,385	74,305	681,435	74,305	268%	226%
2013	390,979	44,602	129,076	939,654	129,076	240%	211%
2014	405,398	73,574	193,729	931,183	190,424	230%	204%
2015	443,992	122,428	288,967	970,072	288,804	218%	205%
2016	453,575	176,337	428,963	1,054,922	423,406	233%	201%
2017	534,185	330,760	657,395	1,119,849	653,959	210%	193%
2018	656,699	588,009	1,108,027	1,323,983	1,105,245	202%	202%
2019	169,526	166,465	335,384	345,455	335,384	204%	204%
Subtotal	4,596,312	1,543,132	3,361,141	11,520,808	3,345,898
Americas-Insolvency
2004-2008	241,465	—	582	365,645	582	151%	155%
2009	155,988	—	1,084	470,628	1,084	302%	214%
2010	208,942	—	1,915	547,132	1,915	262%	184%
2011	180,433	—	262	368,873	262	204%	155%
2012	251,418	—	163	390,297	163	155%	136%
2013	227,903	—	4,024	355,004	4,024	156%	133%
2014	148,710	5,226	12,734	216,687	12,701	146%	124%
2015	63,181	12,929	18,623	84,083	18,623	133%	125%
2016	92,280	26,671	34,798	114,224	34,741	124%	123%
2017	275,287	139,471	178,661	346,306	178,661	126%	125%
2018	98,102	90,015	112,373	124,694	112,373	127%	127%
2019	48,230	47,935	59,136	60,056	59,136	125%	125%
Subtotal	1,991,939	322,247	424,355	3,443,629	424,265
Total Americas	6,588,251	1,865,379	3,785,496	14,964,437	3,770,163
Europe-Core
2012	20,423	—	1,028	39,353	824	193%	187%
2013	20,346	8	615	24,356	483	120%	119%
2014	796,860	225,367	873,647	2,177,579	744,656	273%	208%
2015	420,576	181,626	393,001	742,543	355,328	177%	160%
2016	348,370	215,547	380,638	582,463	379,792	167%	167%
2017	247,719	181,807	270,435	354,772	264,864	143%	144%
2018 (8)	345,892	310,988	465,042	514,378	466,881	149%	148%
2019	93,270	92,656	137,193	138,379	137,193	148%	148%
Subtotal	2,293,456	1,207,999	2,521,599	4,573,823	2,350,021
Europe-Insolvency
2014	10,876	692	2,064	18,029	1,841	166%	129%
2015	19,393	4,621	9,165	29,219	8,027	151%	139%
2016	42,190	17,448	26,534	61,144	26,416	145%	130%
2017	38,787	30,359	39,064	50,550	38,307	130%	128%
2018	45,633	43,606	53,453	56,077	53,283	123%	123%
2019	7,125	7,125	9,360	9,393	9,360	132%	132%
Subtotal	164,004	103,851	139,640	224,412	137,234
Total Europe	2,457,460	1,311,850	2,661,239	4,798,235	2,487,255
Total PRA Group	$9,045,711	$3,177,229	$6,446,735	$19,762,672	$6,257,418

(1)	The amount reflected in Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(3)	For our international amounts, Net Finance Receivables are presented at the March 31, 2019 exchange rate.

(4)	For our international amounts, ERC-Historical Period Exchange Rates is presented at the period-end exchange rate for the respective quarter of purchase.

(5)	For our international amounts, TEC is presented at the period-end exchange rate for the respective quarter of purchase.

(6)	For our international amounts, ERC-Current Period Exchange Rates is presented at the March 31, 2019 exchange rate.

(7)	The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

(8)	The Europe-Core purchases include a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the consolidation of a Polish investment fund.

Portfolio Financial Information Year-to-date as of March 31, 2019 Amounts in thousands

Purchase Period	Purchase Price (1)(2)	Cash Collections (3)	Gross Revenue (3)	Amortization (3)	Net Allowance Charges/(Reversals) (3)	Net Revenue (3)(4)	Net Finance Receivables as of March 31, 2019 (5)
Americas-Core
1996-2008	$804,882	$3,551	$2,353	$1,198	$(550)	$2,903	$8,460
2009	125,153	1,900	1,789	111	(100)	1,889	642
2010	148,199	2,448	2,204	244	160	2,044	4,239
2011	209,606	4,653	4,025	628	575	3,450	9,231
2012	254,118	5,355	3,821	1,534	(300)	4,121	18,385
2013	390,979	10,972	7,576	3,396	2,505	5,071	44,602
2014	405,398	16,884	10,884	6,000	1,533	9,351	73,574
2015	443,992	25,966	14,919	11,047	494	14,425	122,428
2016	453,575	41,916	23,291	18,625	505	22,786	176,337
2017	534,185	74,211	33,808	40,403	—	33,808	330,760
2018	656,699	92,768	52,025	40,743	—	52,025	588,009
2019	169,526	10,099	7,023	3,076	—	7,023	166,465
Subtotal	4,596,312	290,723	163,718	127,005	4,822	158,896	1,543,132
Americas-Insolvency
2004-2008	241,465	68	68	—	—	68	—
2009	155,988	151	151	—	—	151	—
2010	208,942	189	189	—	—	189	—
2011	180,433	224	224	—	—	224	—
2012	251,418	579	579	—	—	579	—
2013	227,903	1,061	1,061	—	—	1,061	—
2014	148,710	5,313	3,051	2,262	—	3,051	5,226
2015	63,181	4,261	959	3,302	—	959	12,929
2016	92,280	4,987	1,052	3,935	—	1,052	26,671
2017	275,287	21,239	5,108	16,131	—	5,108	139,471
2018	98,102	5,622	1,727	3,895	—	1,727	90,015
2019	48,230	919	625	294	—	625	47,935
Subtotal	1,991,939	44,613	14,794	29,819	—	14,794	322,247
Total Americas	6,588,251	335,336	178,512	156,824	4,822	173,690	1,865,379
Europe-Core
2012	20,423	402	402	—	—	402	—
2013	20,346	271	178	93	—	178	8
2014	796,860	45,432	30,356	15,076	(250)	30,606	225,367
2015	420,576	17,889	7,932	9,957	(333)	8,265	181,626
2016	348,370	15,303	7,261	8,042	1,392	5,869	215,547
2017	247,719	11,524	4,058	7,466	576	3,482	181,807
2018 (6)	345,892	24,843	6,571	18,272	—	6,571	310,988
2019	93,270	1,194	576	618	—	576	92,656
Subtotal	2,293,456	116,858	57,334	59,524	1,385	55,949	1,207,999
Europe-Insolvency
2014	10,876	555	268	287	—	268	692
2015	19,393	1,104	482	622	(72)	554	4,621
2016	42,190	2,961	1,106	1,855	(40)	1,146	17,448
2017	38,787	2,359	605	1,754	—	605	30,359
2018	45,633	1,964	495	1,469	—	495	43,606
2019	7,125	34	34	—	—	34	7,125
Subtotal	164,004	8,977	2,990	5,987	(112)	3,102	103,851
Total Europe	2,457,460	125,835	60,324	65,511	1,273	59,051	1,311,850
Total PRA Group	$9,045,711	$461,171	$238,836	$222,335	$6,095	$232,741	$3,177,229

(1)	The amount reflected in Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)
For our international amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(3)	For our international amounts, amounts are presented using the average exchange rates during the current reporting period.

(4)	Net Revenue refers to income recognized on finance receivables, net of allowance charges/(reversals).

(5)	For our international amounts, net finance receivables are presented at the March 31, 2019 exchange rate.

(6)	The Europe-Core purchases include a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the consolidation of a Polish investment fund.

The following table, which excludes any proceeds from cash sales of finance receivables, illustrates historical cash collections, by year, on our portfolios.
Cash Collections by Year, By Year of Purchase (1) as of March 31, 2019 Amounts in thousands

		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996- 2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total
Americas-Core
1996-2008	$804,882	$1,366,034	$240,929	$200,052	$169,205	$132,255	$95,262	$66,274	$46,277	$29,734	$19,458	$15,092	$3,551	$2,384,123
2009	125,153	—	40,703	95,627	84,339	69,385	51,121	35,555	24,896	16,000	10,994	8,180	1,900	438,700
2010	148,199	—	—	47,076	113,554	109,873	82,014	55,946	38,110	24,515	15,587	11,140	2,448	500,263
2011	209,606	—	—	—	61,971	174,461	152,908	108,513	73,793	48,711	31,991	21,622	4,653	678,623
2012	254,118	—	—	—	—	56,901	173,589	146,198	97,267	59,981	40,042	27,797	5,355	607,130
2013	390,979	—	—	—	—	—	101,614	247,849	194,026	120,789	78,880	56,449	10,972	810,579
2014	405,398	—	—	—	—	—	—	92,660	253,448	170,311	114,219	82,244	16,884	729,766
2015	443,992	—	—	—	—	—	—	—	116,951	228,432	185,898	126,605	25,966	683,852
2016	453,575	—	—	—	—	—	—	—	—	138,723	256,531	194,605	41,916	631,775
2017	534,185	—	—	—	—	—	—	—	—	—	107,327	278,733	74,211	460,271
2018	656,699	—	—	—	—	—	—	—	—	—	—	122,712	92,768	215,480
2019	169,526	—	—	—	—	—	—	—	—	—	—	—	10,099	10,099
Subtotal	4,596,312	1,366,034	281,632	342,755	429,069	542,875	656,508	752,995	844,768	837,196	860,927	945,179	290,723	8,150,661
Americas-Insolvency
2004-2008	241,465	117,972	69,736	65,321	53,924	37,530	13,534	3,035	1,836	1,098	653	356	68	365,063
2009	155,988	—	16,635	81,780	102,780	107,888	95,725	53,945	5,781	2,531	1,581	747	151	469,544
2010	208,942	—	—	39,486	104,499	125,020	121,717	101,873	43,649	5,008	2,425	1,352	189	545,218
2011	180,433	—	—	—	15,218	66,379	82,752	85,816	76,915	35,996	3,726	1,584	224	368,610
2012	251,418	—	—	—	—	17,388	103,610	94,141	80,079	60,715	29,337	4,284	579	390,133
2013	227,903	—	—	—	—	—	52,528	82,596	81,679	63,386	47,781	21,948	1,061	350,979
2014	148,710	—	—	—	—	—	—	37,045	50,880	44,313	37,350	28,759	5,313	203,660
2015	63,181	—	—	—	—	—	—	—	3,395	17,892	20,143	19,769	4,261	65,460
2016	92,280	—	—	—	—	—	—	—	—	18,869	30,426	25,047	4,987	79,329
2017	275,287	—	—	—	—	—	—	—	—	—	49,093	97,315	21,239	167,647
2018	98,102	—	—	—	—	—	—	—	—	—	—	6,700	5,622	12,322
2019	48,230	—	—	—	—	—	—	—	—	—	—	—	919	919
Subtotal	1,991,939	117,972	86,371	186,587	276,421	354,205	469,866	458,451	344,214	249,808	222,515	207,861	44,613	3,018,884
Total Americas	6,588,251	1,484,006	368,003	529,342	705,490	897,080	1,126,374	1,211,446	1,188,982	1,087,004	1,083,442	1,153,040	335,336	11,169,545
Europe-Core
2012	20,423	—	—	—	—	11,604	8,995	5,641	3,175	2,198	2,038	1,996	402	36,049
2013	20,346	—	—	—	—	—	7,068	8,540	2,347	1,326	1,239	1,331	271	22,122
2014	796,860	—	—	—	—	—	—	153,180	291,980	246,365	220,765	206,255	45,432	1,163,977
2015	420,576	—	—	—	—	—	—	—	45,760	100,263	86,156	80,858	17,889	330,926
2016	348,370	—	—	—	—	—	—	—	—	40,368	78,915	72,603	15,303	207,189
2017	247,719	—	—	—	—	—	—	—	—	—	17,894	56,033	11,524	85,451
2018 (4)	345,892	—	—	—	—	—	—	—	—	—	—	24,326	24,843	49,169
2019	93,270	—	—	—	—	—	—	—	—	—	—	—	1,194	1,194
Subtotal	2,293,456	—	—	—	—	11,604	16,063	167,361	343,262	390,520	407,007	443,402	116,858	1,896,077
Europe-Insolvency
2014	10,876	—	—	—	—	—	—	5	4,297	3,921	3,207	2,620	555	14,605
2015	19,393	—	—	—	—	—	—	—	2,954	4,366	5,013	4,783	1,104	18,220
2016	42,190	—	—	—	—	—	—	—	—	6,175	12,703	12,856	2,961	34,695
2017	38,787	—	—	—	—	—	—	—	—	—	1,233	7,862	2,359	11,454
2018	45,633	—	—	—	—	—	—	—	—	—	—	642	1,964	2,606
2019	7,125	—	—	—	—	—	—	—	—	—	—	—	34	34
Subtotal	164,004	—	—	—	—	—	—	5	7,251	14,462	22,156	28,763	8,977	81,614
Total Europe	2,457,460	—	—	—	—	11,604	16,063	167,366	350,513	404,982	429,163	472,165	125,835	1,977,691
Total PRA Group	$9,045,711	$1,484,006	$368,003	$529,342	$705,490	$908,684	$1,142,437	$1,378,812	$1,539,495	$1,491,986	$1,512,605	$1,625,205	$461,171	$13,147,236

(1)	For our international amounts, cash collections are presented using the average exchange rates during the cash collection period.

(2)	The amount reflected in Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

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

Estimated remaining collections
The following chart shows our total ERC of $6,257.4 million at March 31, 2019 by geographical region (amounts in millions).
Seasonality

Cash collections in the Americas tend to be higher in the first quarter of the year due to income tax refunds received by individuals in the U.S., and trend lower as the year progresses. Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, holiday spending habits, and other factors.

Cash collections
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.
Cash Collections by Geography and Type Amounts in thousands

	2019	2018				2017
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Americas-Core	$290,723	$233,937	$231,253	$233,752	$246,237	$204,245	$212,756	$217,020
Americas-Insolvency	44,613	48,000	48,518	56,063	55,280	59,103	60,436	53,163
Europe-Core	116,858	113,154	102,780	109,359	118,109	107,124	102,681	99,121
Europe-Insolvency	8,977	7,618	6,731	7,460	6,954	5,794	5,961	5,371
Total Cash Collections	$461,171	$402,709	$389,282	$406,634	$426,580	$376,266	$381,834	$374,675

The following table provides additional details on the composition of our U.S. Core cash collections for the periods indicated.
U.S. Core Portfolio Cash Collections by Source Amounts in thousands

	2019	2018				2017
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Call Center and Other Collections	$169,753	$134,543	$137,325	$143,527	$155,448	$120,349	$123,009	$122,780
External Legal Collections	57,419	47,410	41,935	40,631	38,891	31,960	35,042	37,863
Internal Legal Collections	37,018	30,724	32,064	32,532	33,423	31,154	31,761	32,511
Total US-Core Cash Collections	$264,190	$212,677	$211,324	$216,690	$227,762	$183,463	$189,812	$193,154
Collections productivity (U.S. portfolio)
The following tables display certain collections productivity measures.
Cash Collections per Collector Hour Paid U.S. Portfolio

	Total U.S. core cash collections (1)
	2019	2018	2017	2016	2015
First Quarter	$215	$176	$254	$274	$247
Second Quarter	—	152	202	269	245
Third Quarter	—	163	191	281	250
Fourth Quarter	—	163	170	248	239

	Call center and other cash collections (2)
	2019	2018	2017	2016	2015
First Quarter	$139	$121	$161	$168	$143
Second Quarter	—	101	129	167	141
Third Quarter	—	107	125	177	145
Fourth Quarter	—	104	112	153	139

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

Portfolio purchasing
The following graph shows the purchase price of our portfolios by year since 2009. It also includes the acquisition date finance receivable portfolios that were acquired through our various business acquisitions. The 2019 totals represent portfolio purchases through the first quarter of 2019 while the prior years totals are for the full year.
The following table displays our quarterly portfolio purchases for the periods indicated.
Portfolio Purchases by Geography and Type Amounts in thousands

	2019	2018				2017
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Americas-Core	$169,189	$172,511	$170,426	$182,768	$131,427	$160,278	$115,572	$144,871
Americas-Insolvency	48,243	52,871	17,151	16,651	13,436	44,195	73,497	100,040
Europe-Core (1)	94,283	231,810	45,754	19,403	18,000	152,417	14,695	42,876
Europe-Insolvency	7,134	33,661	4,159	2,577	5,392	17,698	7,146	7,860
Total Portfolio Purchasing	$318,849	$490,853	$237,490	$221,399	$168,255	$374,588	$210,910	$295,647

(1)
The Europe-Core purchases in the above table and graph exclude a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the consolidation of a Polish investment fund.

Portfolio purchases by stratifications (U.S. only)
The following table categorizes our quarterly U.S. portfolio purchases for the periods indicated into major asset type and delinquency category. Over the past 20 plus years, we have acquired more than 51 million customer accounts in the U.S.
U.S. Portfolio Purchases by Major Asset Type Amounts in thousands

	2019	2018				2017
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Major Credit Cards	$43,440	$65,025	$78,864	$100,160	$84,858	$87,895	$54,892	$65,177
Consumer Finance	2,424	2,619	2,248	4,098	3,558	2,360	3,308	7,354
Private Label Credit Cards	84,515	100,633	100,517	82,406	47,962	90,332	78,609	101,162
Auto Related	30,358	31,892	330	427	613	21,219	49,741	67,701
Total	$160,737	$200,169	$181,959	$187,091	$136,991	$201,806	$186,550	$241,394

U.S. Portfolio Purchases by Delinquency Category Amounts in thousands

	2019	2018				2017
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Fresh (1)	$51,212	$61,730	$61,882	$80,976	$71,067	$76,910	$67,540	$73,813
Primary (2)	19,725	39,690	37,670	34,166	3,290	23,100	1,623	4,314
Secondary (3)	35,857	45,878	63,525	55,299	49,198	48,865	43,366	52,217
Tertiary (3)	4,435	—	—	—	—	8,736	524	—
Insolvency	48,243	52,871	17,151	16,650	13,436	44,195	73,497	100,040
Other (4)	1,265	—	1,731	—	—	—	—	11,010
Total	$160,737	$200,169	$181,959	$187,091	$136,991	$201,806	$186,550	$241,394

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
Liquidity and Capital Resources
We manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of March 31, 2019, cash and cash equivalents totaled $102.1 million. Of the cash and cash equivalent balance as of March 31, 2019, $83.8 million consisted of cash on hand related to foreign operations with indefinitely reinvested earnings. See the "Undistributed Earnings of Foreign Subsidiaries" section below for more information.
At March 31, 2019, we had approximately $2.6 billion in borrowings outstanding with $686.3 million of availability under all our credit facilities (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of March 31, 2019, the amount available to be drawn was $388.8 million. Of the $686.3 million of borrowing availability, $234.5 million was available under our European credit facility and $451.8 million was available under our North American credit facility. Of the $388.8 million available considering borrowing base restrictions, $125.0 million was available under our European credit facility and $263.8 million was available under our North American credit facility. For more information, see Note 6 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
An additional funding source for our Europe operations is interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $129.0 million as of March 31, 2019). Interest-bearing deposits as of March 31, 2019 were $95.3 million.
We believe we were in compliance with the covenants of our financing arrangements as of March 31, 2019.
We have the ability to slow the purchasing of finance receivables if necessary, with low impact to current year cash collections. For example, we invested $1.1 billion in portfolio purchases in 2018. The portfolios purchased in 2018 generated $154.4 million of cash collections, representing only 9.5% of 2018 cash collections.
Contractual obligations over the next year are primarily related to debt maturities and purchase commitments. Our North American credit facility expires in May 2022. Our European credit facility expires in February 2021. Of our $432.5 million in term loans outstanding at March 31, 2019, $10.0 million is due within one year.
We have in place forward flow commitments for the purchase of nonperforming loans with a maximum purchase price of $351.5 million as of March 31, 2019. We may also enter into new or renewed flow commitments and close on spot transactions in addition to the aforementioned flow agreements.
On May 10, 2017, we reached a settlement with the Internal Revenue Service in regards to its assertion that tax revenue recognition using the cost recovery method did not clearly reflect taxable income. In accordance with the settlement, our tax accounting method to recognize finance receivables revenue changed effective with tax year 2017. Under the new method, a portion of the annual collections amortizes principal and the remaining portion is taxable income. The deferred tax liability related to the difference in timing between the new method and the cost recovery method will be incorporated evenly into our tax filings over four years effective with tax year 2017. We estimate the related tax payments for future years to be approximately $9.3 million per quarter.
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
Cash Flows Analysis
Our operating activities provided cash of $15.0 million and $34.6 million for the three months ended March 31, 2019 and 2018, respectively. Key drivers of the changes included cash collections recognized as revenue, income tax payments, and operating expenses. Cash collections recognized as revenue increased $20.2 million, as previously described in the revenues discussion and analysis, and cash paid for income taxes increased $15.1 million. In addition, changes in other accounts related to our operating activities impacted our cash from operations.
Our investing activities used cash of $112.9 million and provided cash of $20.3 million for the three months ended March 31, 2019 and 2018, respectively. Cash used in investing activities is primarily driven by acquisitions of nonperforming loans and corporate acquisitions. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables and proceeds from sale of subsidiaries. The change in net cash used in investing activities is primarily due an increase in the amounts of acquisitions of finance receivables, which totaled $264.6 million during the three months ended March 31, 2019, compared to $165.9 million during three months ended March 31, 2018. In addition, we had $57.6 million in corporate acquisitions during the three months ended March 31, 2019, compared to $0 in the prior year comparable period. This was partially offset by an increase in collections applied to principal on finance receivables which totaled $222.3 million during the three months ended March 31, 2019, compared to $208.0 million during the three months ended March 31, 2018. We were also provided cash of $31.2 million during the three months ended March 31, 2019 related to the sale of a subsidiary in the fourth quarter of 2018, of which we received 25% of the proceeds on December 20, 2018 and the remaining 75% in the first quarter of 2019.
Our financing activities provided cash of $105.5 million and used cash of $70.6 million for the three months ended March 31, 2019 and 2018, respectively. Cash for financing activities is normally provided by draws on our lines of credit and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt. The change in cash provided by financing activities for the three months ended March 31, 2019 compared to three months ended March 31, 2018 was primarily due to an increase in net draws on our lines of credit and long-term debt. During the three months ended March 31, 2019, net draws on our borrowing activities totaled $99.7 million compared to net repayments of $49.5 million during the three months ended March 31, 2018. Cash used in financing activities was also impacted by distributions paid to noncontrolling interests. Distributions paid to noncontrolling interests totaled $6.9 million and $12.5 million for the three months ended March 31, 2019 and 2018, respectively. Additionally, during the three months ended March 31, 2019 we had an increase in interest bearing deposits of $16.1 million, compared to a decrease of $6.3 million during the three months ended March 31, 2018.
We have revised the presentation of our consolidated statements of cash flows for the prior reporting period by reclassifying allowance charges on our finance receivables from investing activities to operating activities during 2018.
Undistributed Earnings of Foreign Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of foreign subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax and withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of foreign subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed foreign earnings. The amount of cash on hand related to foreign operations with indefinitely reinvested earnings was $83.8 million and $78.6 million as of March 31, 2019 and December 31, 2018, respectively. Refer to Note11 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information related to our income taxes and undistributed foreign earnings.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Recent Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 13 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are discussed in Note 1 to our Consolidated Financial Statements included in Part II, Item 8 of our 2018 Form 10-K. Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets, and liabilities.
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
Revenue recognition - finance receivables
We account for the vast majority of our investment in finance receivables under the guidance of ASC 310-30. Revenue recognition for finance receivables accounted for under ASC 310-30 involves the use of estimates and the exercise of judgment on the part of management. These estimates include projections of the quantity and timing of future cash flows and economic lives of our pools of finance receivables. Significant changes in such estimates could result in increased revenue via yield increases which are recognized prospectively or increased allowance charges resulting from decreased cash flow estimates which are recognized immediately.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our activities are subject to various financial risks including market risk, currency and interest rate risk, credit risk, liquidity risk and cash flow risk. Our financial risk management program focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on our financial performance. We may periodically enter into derivative financial instruments, typically interest rate and currency derivatives, to reduce our exposure to fluctuations in interest rates on variable-rate debt, fluctuations in currency rates and their impact on earnings and cash flows. We do not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor do we enter into or hold derivatives for trading or speculative purposes. Derivative instruments involve, to varying degrees, elements of non-performance, or credit risk. We do not believe that we currently face a significant risk of loss in the event of non-performance by the counterparties associated with these instruments, as these transactions were executed with a diversified group of major financial institutions with an investment-grade or better credit rating. Our credit risk exposure is managed through the periodic monitoring of our exposures to such counterparties.
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $2.0 billion as of March 31, 2019. Based on our current debt structure, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $6.7 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $6.4 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European credit facility, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. Further, effective in the second quarter of 2018, we began to apply hedge accounting to certain of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in Other Comprehensive Income. All derivatives to which we have applied hedge accounting were evaluated and remain highly effective at March 31, 2019. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts.
The fair value of our interest rate derivative agreements that are not in a hedge accounting relationship was a net asset of $0.4 million at March 31, 2019. A hypothetical 50 basis point decrease in interest rates would cause a decrease in the estimated fair value of these interest rate derivative agreements and the resulting estimated fair value would be a liability of $1.1 million at March 31, 2019. Conversely, a hypothetical 50 basis point increase in interest rates would cause an increase in the estimated fair value of these interest rate derivative agreements and the resulting estimated fair value would be an asset of $2.6 million at March 31, 2019.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. During the three months ended March 31, 2019, we generated $78.3 million of revenues from operations outside the U.S. and used 11 functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.
As a result of our international operations, fluctuations in foreign currencies could cause us to incur foreign currency exchange gains and losses, and could adversely affect our comprehensive income and stockholders' equity. Additionally, our reported financial results could change from period to period due solely to fluctuations between currencies.
Foreign currency gains and losses are primarily the result of the re-measurement of transactions in certain other currencies into an entity's functional currency. Foreign currency gains and losses are included as a component of other income and (expense) in our consolidated income statements. From time to time we may elect to enter into foreign exchange derivative contracts to reduce these variations in our consolidated income statements.
When an entity's functional currency is different than the reporting currency of its parent, foreign currency translation adjustments may occur. Foreign currency translation adjustments are included as a component of other comprehensive income/(loss) in our consolidated statements of comprehensive income and as a component of equity in our consolidated balance sheets.
We have taken measures to mitigate the impact of foreign currency fluctuations. We have organized our European operations so that portfolio ownership and collections generally occur within the same entity. Our European credit facility is a multi-currency facility, allowing us to better match funding and portfolio investments by currency. We actively monitor the value of our finance receivables by currency. In the event adjustments are required to our liability composition by currency we may, from time to time, execute re-balancing foreign exchange contracts to more closely align funding and portfolio investments by currency.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of March 31, 2019, refer to Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our 2018 Form 10-K.
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

10.1
Fifth Amendment and Restatement Agreement to the Multicurrency Revolving Credit Facility Agreement, dated as of March 25, 2019, by and among PRA Group Europe Holding S.à r.l., PRA Group Europe Holding S.à r.l., Luxembourg, Zug Branch and DNB Bank ASA.

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

PRA Group, Inc.
(Registrant)

May 9, 2019	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2019	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)