Form 10-Q
period 2019-06-30
PRA GROUP INC
filed 2019-08-09
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
Commission File Number: 000-50058

PRA Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-3078675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Corporate Boulevard
Norfolk, Virginia 23502
(Address of principal executive offices)

(888) 772-7326
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

The number of shares of the registrant's common stock outstanding as of August 6, 2019 was 45,409,110.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

PRA Group, Inc.
Consolidated Balance Sheets
June 30, 2019 and December 31, 2018
(Amounts in thousands)

	(unaudited)
	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$105,496	$98,695
Investments	85,911	45,173
Finance receivables, net	3,230,949	3,084,777
Other receivables, net	13,770	46,157
Income taxes receivable	11,323	16,809
Net deferred tax asset	66,401	61,453
Property and equipment, net	51,484	54,136
Right-of-use assets	72,817	—
Goodwill	489,293	464,116
Intangible assets, net	5,219	5,522
Other assets	32,751	32,721
Total assets	$4,165,414	$3,909,559
Liabilities and Equity
Liabilities:
Accounts payable	$3,279	$6,110
Accrued expenses	74,950	79,396
Income taxes payable	372	15,080
Net deferred tax liability	100,742	114,979
Interest-bearing deposits	107,840	82,666
Borrowings	2,618,382	2,473,656
Lease liabilities	76,750	—
Other liabilities	27,307	7,370
Total liabilities	3,009,622	2,779,257
Redeemable noncontrolling interest	4,935	6,333
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 45,409 shares issued and outstanding at June 30, 2019; 100,000 shares authorized, 45,304 shares issued and outstanding at December 31, 2018	454	453
Additional paid-in capital	61,705	60,303
Retained earnings	1,310,319	1,276,473
Accumulated other comprehensive loss	(252,124)	(242,109)
Total stockholders' equity - PRA Group, Inc.	1,120,354	1,095,120
Noncontrolling interest	30,503	28,849
Total equity	1,150,857	1,123,969
Total liabilities and equity	$4,165,414	$3,909,559
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the three and six months ended June 30, 2019 and 2018
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Income recognized on finance receivables	$249,219	$219,018	$488,055	$437,642
Fee income	2,707	2,342	9,081	7,669
Other revenue	131	158	798	315
Total revenues	252,057	221,518	497,934	445,626

Net allowance charges	(1,196)	(2,834)	(7,291)	(3,759)

Operating expenses:
Compensation and employee services	79,808	80,690	159,453	161,927
Legal collection fees	14,297	10,343	27,356	21,012
Legal collection costs	33,121	18,695	68,350	40,938
Agency fees	13,013	8,138	27,045	16,416
Outside fees and services	16,293	14,565	31,541	28,723
Communication	10,824	10,782	24,025	22,339
Rent and occupancy	4,491	4,003	8,854	8,317
Depreciation and amortization	4,723	4,525	9,295	9,454
Other operating expenses	10,926	11,628	22,511	23,812
Total operating expenses	187,496	163,369	378,430	332,938
Income from operations	63,365	55,315	112,213	108,929
Other income and (expense):
Interest expense, net	(36,027)	(31,124)	(70,008)	(56,905)
Foreign exchange	(311)	1,690	5,953	2,983
Other	248	(400)	(104)	(157)
Income before income taxes	27,275	25,481	48,054	54,850
Income tax expense	5,075	3,857	8,942	9,994
Net income	22,200	21,624	39,112	44,856
Adjustment for net income attributable to noncontrolling interests	3,581	2,036	5,266	4,162
Net income attributable to PRA Group, Inc.	$18,619	$19,588	$33,846	$40,694
Net income per common share attributable to PRA Group, Inc.:
Basic	$0.41	$0.43	$0.75	$0.90
Diluted	$0.41	$0.43	$0.74	$0.90
Weighted average number of shares outstanding:
Basic	45,387	45,283	45,363	45,257
Diluted	45,495	45,449	45,457	45,410
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the three and six months ended June 30, 2019 and 2018
(unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$22,200	$21,624	$39,112	$44,856
Less net income attributable to noncontrolling interests	3,581	2,036	5,266	4,162
Net income attributable to PRA Group, Inc.	18,619	19,588	33,846	40,694
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	4,740	(60,697)	3,567	(30,756)
Cash flow hedges	(8,002)	—	(13,717)	—
Debt securities available-for-sale	37	—	82	—
Other comprehensive (loss)	(3,225)	(60,697)	(10,068)	(30,756)
Less other comprehensive income/(loss) attributable to noncontrolling interests	378	(7,217)	(53)	(196)
Other comprehensive (loss) attributable to PRA Group, Inc.	(3,603)	(53,480)	(10,015)	(30,560)
Comprehensive income/(loss) attributable to PRA Group, Inc.	$15,016	$(33,892)	$23,831	$10,134
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statement of Changes in Equity
For the three and six months ended June 30, 2019 and 2018
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2018	45,304	$453	$60,303	$1,276,473	$(242,109)	$28,849	$1,123,969
Components of comprehensive income, net of tax:
Net income	—	—	—	15,227	—	1,685	16,912
Currency translation adjustments	—	—	—	—	(742)	(431)	(1,173)
Cash flow hedges	—	—	—	—	(5,715)	—	(5,715)
Debt securities available-for-sale	—	—	—	—	45	—	45
Distributions to noncontrolling interest	—	—	—	—	—	(6,877)	(6,877)
Contributions from noncontrolling interest	—	—	—	—	—	89	89
Vesting of restricted stock	80	1	(1)	—	—	—	—
Share-based compensation expense	—	—	2,314	—	—	—	2,314
Employee stock relinquished for payment of taxes	—	—	(1,437)	—	—	—	(1,437)
Other	—	—	(2,088)	—	—	—	(2,088)
Balance at March 31, 2019	45,384	$454	$59,091	$1,291,700	$(248,521)	$23,315	$1,126,039
Components of comprehensive income, net of tax:
Net income	—	—	—	18,619	—	3,581	22,200
Currency translation adjustments	—	—	—	—	4,362	378	4,740
Cash flow hedges	—	—	—	—	(8,002)	—	(8,002)
Debt securities available-for-sale	—	—	—	—	37	—	37
Contributions from noncontrolling interest	—	—	—	—	—	3,229	3,229
Vesting of restricted stock	25	—	—	—	—	—	—
Share-based compensation expense	—	—	2,620	—	—	—	2,620
Employee stock relinquished for payment of taxes	—	—	(6)	—	—	—	(6)
Balance at June 30, 2019	45,409	$454	$61,705	$1,310,319	$(252,124)	$30,503	$1,150,857

Balance at December 31, 2017	45,189	$452	$53,870	$1,214,840	$(178,607)	$50,162	$1,140,717
Cumulative effect of change in accounting principle - equity securities (1)	—	—	—	(3,930)	—	—	(3,930)
Balance at January 1, 2018	45,189	452	53,870	1,210,910	(178,607)	50,162	1,136,787
Components of comprehensive income, net of tax:
Net income	—	—	—	21,106	—	2,126	23,232
Currency translation adjustments	—	—	—	—	22,920	7,021	29,941
Distributions to noncontrolling interest	—	—	—	—	—	(11,807)	(11,807)
Vesting of restricted stock	86	1	(1)	—	—	—	—
Share-based compensation expense	—	—	2,415	—	—	—	2,415
Employee stock relinquished for payment of taxes	—	—	(2,013)	—	—	—	(2,013)
Balance at March 31, 2018	45,275	$453	$54,271	$1,232,016	$(155,687)	$47,502	$1,178,555
Components of comprehensive income, net of tax:
Net income	—	—	—	19,588	—	2,036	21,624
Currency translation adjustments	—	—	—	—	(53,480)	(7,217)	(60,697)
Distributions to noncontrolling interest	—	—	—	—	—	(928)	(928)
Vesting of restricted stock	25	—	—	—	—		—
Share-based compensation expense			2,146	—	—		2,146
Employee stock relinquished for payment of taxes			(7)	—	—		(7)
Balance at June 30, 2018	45,300	$453	$56,410	$1,251,604	$(209,167)	$41,393	$1,140,693
(1) Relates to the adoption of FASB ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). Refer to Note 3 for further detail.
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2019 and 2018
(unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$39,112	$44,856
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Share-based compensation expense	4,934	4,561
Depreciation and amortization	9,295	9,454
Amortization of debt discount and issuance costs	11,403	10,866
Deferred income taxes	(25,287)	(32,805)
Net unrealized foreign currency transactions	(7,437)	455
Fair value in earnings for equity securities	(1,448)	(2,781)
Net allowance charges	7,291	3,759
Changes in operating assets and liabilities:
Other assets	1,863	(1,685)
Other receivables, net	2,978	1,073
Accounts payable	(2,956)	145
Income taxes payable, net	(8,766)	(857)
Accrued expenses	(1,979)	(5,767)
Other liabilities	1,799	(438)
Other, net	146	—
Net cash provided by operating activities	30,948	30,836
Cash flows from investing activities:
Purchases of property and equipment	(5,646)	(11,303)
Acquisition of finance receivables	(549,377)	(385,823)
Collections applied to principal on finance receivables	443,390	395,572
Business acquisition, net of cash acquired	(57,610)	—
Proceeds from sale of subsidiaries, net	31,177	—
Purchase of investments	(82,648)	(15,171)
Proceeds from sales and maturities of investments	43,011	3,519
Net cash used in investing activities	(177,703)	(13,206)
Cash flows from financing activities:
Proceeds from lines of credit	769,021	236,015
Principal payments on lines of credit	(324,103)	(258,857)
Tax withholdings related to share-based payments	(1,443)	(2,020)
Distributions paid to noncontrolling interest	(6,877)	(13,392)
Purchase of noncontrolling interest	(1,166)	—
Principal payments on notes payable and long-term debt	(308,165)	(5,000)
Payments of origination costs and fees	—	(404)
Net increase/(decrease) in interest-bearing deposits	28,429	(8,314)
Other	1,141	—
Net cash provided by/(used in) financing activities	156,837	(51,972)
Effect of exchange rate on cash	(3,281)	(14,604)
Net increase/(decrease) in cash and cash equivalents	6,801	(48,946)
Cash and cash equivalents, beginning of period	98,695	120,516
Cash and cash equivalents, end of period	$105,496	$71,570
Supplemental disclosure of cash flow information:
Cash paid for interest	$54,973	$46,897
Cash paid for income taxes	42,172	48,522
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
The following table shows the amount of revenue generated for the three and six months ended June 30, 2019 and 2018, respectively, and long-lived assets held at June 30, 2019 and 2018, respectively, both for the U.S., the Company's country of domicile, and outside of the U.S. (amounts in thousands):

	As of and for the		As of and for the
	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$167,923	$110,323	$150,937	$46,757
United Kingdom	28,292	3,917	24,829	1,817
Other (1)	55,842	10,061	45,752	4,790
Total	$252,057	$124,301	$221,518	$53,364

	As of and for the		As of and for the
	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$335,499	$110,323	$304,339	$46,757
United Kingdom	58,048	3,917	49,555	1,817
Other (1)	104,387	10,061	91,732	4,790
Total	$497,934	$124,301	$445,626	$53,364
(1) None of the countries included in "Other" comprise greater than 10% of the Company's consolidated revenues or long-lived assets.
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment and right-of-use assets. The Company reports revenues earned from nonperforming loan purchasing and collection activities, fee-based services and its investments. For additional information on the Company's investments see Note 3. It is impracticable for the Company to report further breakdowns of revenues from external customers by product or service.
The accompanying interim financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income/(loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's consolidated balance sheet as of June 30, 2019, its consolidated income statements and statements of comprehensive income/(loss) for the three and six months ended June 30, 2019 and 2018, its consolidated statement of changes in equity for the three and six months ended June 30, 2019 and 2018, and its consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, have been included. The consolidated income statements of the Company for the three and six months ended June 30, 2019 may not be indicative of future results. Certain prior period amounts have been reclassified for consistency with the current period presentation.

PRA Group, Inc.
Notes to Consolidated Financial Statements

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K").
2. Finance Receivables, net:
Changes in finance receivables, net for the three and six months ended June 30, 2019 and 2018 were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$3,177,229	$2,771,408	$3,084,777	$2,776,199
Acquisitions of finance receivables (1)	284,448	219,631	597,894	384,651
Foreign currency translation adjustment	(8,477)	(65,916)	(1,041)	(26,846)
Cash collections	(470,274)	(406,634)	(931,445)	(833,214)
Income recognized on finance receivables	249,219	219,018	488,055	437,642
Net allowance charges	(1,196)	(2,834)	(7,291)	(3,759)
Balance at end of period	$3,230,949	$2,734,673	$3,230,949	$2,734,673

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

During the three months ended June 30, 2019, the Company acquired finance receivables portfolios with a face value of $1.8 billion for $289.2 million. During the three months ended June 30, 2018, the Company acquired finance receivables portfolios with a face value of $2.2 billion for $221.4 million. During the six months ended June 30, 2019, the Company acquired finance receivables portfolios with a face value of $6.6 billion for $608.0 million. During the six months ended June 30, 2018, the Company acquired finance receivables portfolios with a face value of $3.7 billion for $389.7 million. At June 30, 2019, the estimated remaining collections ("ERC") on the receivables acquired during the three months ended June 30, 2019 and 2018 were $513.0 million and $311.3 million, respectively. At June 30, 2019, the ERC on the receivables acquired during the six months ended June 30, 2019 and 2018 were $1.02 billion and $523.2 million, respectively.
At the time of acquisition and each quarter thereafter, the life of each quarterly accounting pool is estimated based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, cash collections expected to be applied to principal are estimated to be as follows for the twelve-month periods ending June 30, (amounts in thousands):

2020	$845,437
2021	694,169
2022	531,004
2023	393,087
2024	281,166
2025	173,283
2026	101,570
2027	77,943
2028	51,868
2029	35,070
Thereafter	46,352
Total ERC expected to be applied to principal	$3,230,949

At June 30, 2019, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $39.4 million; at December 31, 2018, the amount was $48.0 million.
Accretable yield represents the amount of income on finance receivables the Company can expect to recognize over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield on portfolios purchased during the period to be earned by the Company based on its proprietary

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
Changes in accretable yield for the three and six months ended June 30, 2019 and 2018 were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$3,080,168	$3,006,268	$3,058,445	$2,927,866
Income recognized on finance receivables	(249,219)	(219,018)	(488,055)	(437,642)
Net allowance charges	1,196	2,834	7,291	3,759
Additions from portfolio purchases (1)	228,796	197,453	464,610	344,285
Reclassifications from nonaccretable difference	112,901	90,046	132,062	202,074
Foreign currency translation adjustment	(829)	(83,262)	(1,340)	(46,021)
Balance at end of period	$3,173,013	$2,994,321	$3,173,013	$2,994,321

(1) Also includes accretable yield additions resulting from certain business acquisitions.
The following is a summary of activity within the Company's valuation allowance account, all of which relates to acquired nonperforming loans, for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$263,324	$226,975	$257,148	$225,555
Allowance charges	5,532	7,395	13,509	14,228
Reversal of previously recorded allowance charges	(4,336)	(4,561)	(6,218)	(10,469)
Net allowance charges	1,196	2,834	7,291	3,759
Foreign currency translation adjustment	71	(1,526)	152	(1,031)
Ending balance	$264,591	$228,283	$264,591	$228,283

3. Investments:
Investments consisted of the following at June 30, 2019 and December 31, 2018 (amounts in thousands):

	June 30, 2019	December 31, 2018
Debt securities
Available-for-sale	$5,201	$5,077
Equity securities
Private equity funds	7,486	7,973
Mutual funds	62,678	21,753
Equity method investments	10,546	10,370
Total investments	$85,911	$45,173

PRA Group, Inc.
Notes to Consolidated Financial Statements

Debt Securities
Available-for-sale
Government bonds: The Company's investments in government bonds are classified as available-for-sale and are stated at fair value. Fair value is determined using quoted market prices. Unrealized gains and losses are included in comprehensive income and reported in equity.
The amortized cost and estimated fair value of investments in debt securities at June 30, 2019 and December 31, 2018 were as follows (amounts in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,202	$—	$1	$5,201

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,160	$—	$83	$5,077

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
Unrealized gains and losses: Net unrealized (losses)/gains were $(0.7) million and $1.4 million for the three and six months ended June 30, 2019, respectively, on its equity securities. Net unrealized gains were $2.4 million and $2.8 million for the three and six months ended June 30, 2018, respectively, on its equity securities.
Equity Method Investments
Effective December 20, 2018, the Company has an 11.7% interest in RCB Investimentos S.A. ("RCB"), a servicing platform for nonperforming loans in Brazil. This investment is accounted for on the equity method because the Company exercises significant influence over RCB’s operating and financial activities. Accordingly, the Company’s investment in RCB is adjusted for the Company’s proportionate share of RCB’s earnings or losses.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table represents the changes in goodwill for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period:
Goodwill	$480,518	$544,293	$464,116	$526,513
Accumulated impairment loss	—	—	—	—
	480,518	544,293	464,116	526,513
Changes:
Acquisition (1)	4,711	—	18,364	—
Foreign currency translation adjustment	4,064	(24,482)	6,813	(6,702)
Net change in goodwill	8,775	(24,482)	25,177	(6,702)

Goodwill	489,293	519,811	489,293	519,811
Accumulated impairment loss	—	—	—	—
Balance at end of period	$489,293	$519,811	$489,293	$519,811

(1) The $4.7 million and $18.4 million additions to goodwill during the three and six months ended June 30, 2019, respectively, are the result of the acquisition of a business in Canada.
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
The Company elected to apply the package of practical expedients permitted within the new standard, which among other things, allows it to carryforward the historical lease classification. In addition, the Company elected the practical expedient to exclude short-term leases (lease terms of less than one year) from its ROU assets and lease liabilities.
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
The components of lease expense for the three and six months ended June 30, 2019 were as follows (amounts in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$3,067	$5,930
Short-term lease cost	720	1,562
Total lease cost	$3,787	$7,492

PRA Group, Inc.
Notes to Consolidated Financial Statements

Supplemental cash flow information and non-cash activity related to leases for the six months ended June 30, 2019 were as follows (amounts in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$5,671

Right-of-use assets obtained in exchange for operating lease obligations	80,543
Lease term and discount rate information related to leases were as follows as of the dates indicated (amounts in thousands):

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	11
Weighted-average discount rate
Operating leases	4.96%

Maturities of lease liabilities are as follows for the following periods (amounts in thousands):

Operating Leases
For the six months ending December 31, 2019	$5,854
For the year ending December 31, 2020	11,779
For the year ending December 31, 2021	11,319
For the year ending December 31, 2022	9,277
For the year ending December 31, 2023	7,099
Thereafter	55,411
Total lease payments	100,739
Less imputed interest	(23,989)
Total	$76,750

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

PRA Group, Inc.
Notes to Consolidated Financial Statements

6. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	June 30, 2019	December 31, 2018
Revolving credit	$1,602,350	$1,160,161
Term loans	430,000	740,551
Convertible senior notes	632,500	632,500
	2,664,850	2,533,212
Less: Debt discount and issuance costs	(46,468)	(59,556)
Total	$2,618,382	$2,473,656

The following principal payments are due on the Company's borrowings as of June 30, 2019 for the 12-month periods ending June 30, (amounts in thousands):

2020	$10,000
2021	1,239,550
2022	1,070,300
2023	345,000
2024 and thereafter	—
Total	$2,664,850

The Company believes it was in compliance with the covenants of its financing arrangements as of June 30, 2019.
North American Revolving Credit and Term Loan
On May 5, 2017, the Company amended and restated its existing credit agreement (as amended, and modified from time to time, the “North American Credit Agreement”) with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian administrative agent, and a syndicate of lenders named therein. The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.6 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $430.0 million term loan, (ii) a $1,068.0 million domestic revolving credit facility, and (iii) a $50.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of the lender) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sublimit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the North American Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the North American Credit Agreement) plus 0.50%, (b) Bank of America's prime rate, or (c) the one-month Eurodollar rate plus 1.00%. Canadian Prime Rate Loans will bear interest at a rate per annum equal to the Canadian Prime Rate plus 1.50%. The revolving credit facilities also bear an unused line fee of 0.375% per annum, payable quarterly in arrears. The loans under the North American Credit Agreement mature May 5, 2022. As of June 30, 2019, the outstanding balance under the North American Credit Agreement was $1,090.3 million and the unused portion was $457.7 million. Considering borrowing base restrictions, as of June 30, 2019, the amount available to be drawn was $273.3 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
Under the terms of the European Credit Agreement, the credit facility includes an aggregate amount of approximately $1.1 billion (subject to the borrowing base), accrues interest at the Interbank Offered Rate ("IBOR") plus 2.70% - 3.80% (as determined by the loan-to-value ratio ("LTV Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.23% per annum, of 35% of the margin, is payable monthly in arrears, and matures February 19, 2021. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears, and matures February 19, 2021. As of June 30, 2019, the outstanding balance under the European Credit Agreement was $942.0 million and the unused portion (including the overdraft facility) was $198.0 million. Considering borrowing base restrictions and other covenants, as of June 30, 2019, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $110.1 million.
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
Convertible Senior Notes due 2020
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of its 3.00% Convertible Senior Notes due 2020 (the "2020 Notes"). The 2020 Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "2013 Indenture"), between the Company and Regions Bank, as successor trustee. The 2013 Indenture contains customary terms and covenants, including certain events of default after which the 2020 Notes may be due and payable immediately. The 2020 Notes are senior unsecured obligations of the Company. Interest on the 2020 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. Prior to February 1, 2020, the 2020 Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the 2020 Notes will be convertible at any time. The Company does not have the right to redeem the 2020 Notes prior to maturity. As of June 30, 2019, the Company does not believe that any of the conditions allowing holders of the 2020 Notes to convert their notes have occurred.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

approximately $7.3 million of the $8.2 million 2020 Notes issuance cost as debt issuance cost and the remaining $0.9 million as equity issuance cost.
Convertible Senior Notes due 2023
On May 26, 2017, the Company completed the private offering of $345.0 million in aggregate principal amount of its 3.50% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2020 Notes, the "Notes"). The 2023 Notes were issued pursuant to an Indenture, dated May 26, 2017 (the "2017 Indenture"), between the Company and Regions Bank, as trustee. The 2017 Indenture contains customary terms and covenants, including certain events of default after which the 2023 Notes may be due and payable immediately. The 2023 Notes are senior unsecured obligations of the Company. Interest on the 2023 Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year, beginning on December 1, 2017. Prior to March 1, 2023, the 2023 Notes will be convertible only upon the occurrence of specified events. On or after March 1, 2023, the 2023 Notes will be convertible at any time. The Company has the right, at its election, to redeem all or any part of the outstanding 2023 Notes at any time on or after June 1, 2021 for cash, but only if the last reported sale price (as defined in the 2017 Indenture) exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on and including the trading day immediately before the date the Company sends the related redemption notice. As of June 30, 2019, the Company does not believe that any of the conditions allowing holders of the 2023 Notes to convert their notes have occurred.
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
The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	June 30, 2019	December 31, 2018
Liability component - principal amount	$632,500	$632,500
Unamortized debt discount	(37,699)	(43,812)
Liability component - net carrying amount	$594,801	$588,688
Equity component	$76,216	$76,216

The debt discount is being amortized into interest expense over the remaining life of the 2020 Notes and the 2023 Notes using the effective interest rate, which is 4.92% and 6.20%, respectively.
Interest expense related to the Notes was as follows for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense - stated coupon rate	$5,175	$5,175	$10,350	$10,350
Interest expense - amortization of debt discount	3,071	2,904	6,113	5,781
Total interest expense - convertible senior notes	$8,246	$8,079	$16,463	$16,131

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
The following table summarizes the fair value of derivative instruments in the consolidated balance sheets (amounts in thousands):

	June 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$3	Other assets	$44
Interest rate contracts	Other liabilities	17,983	Other liabilities	—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	373	Other assets	2,555
Foreign currency contracts	Other liabilities	3,188	Other liabilities	—
Interest rate contracts	Other assets	746	Other assets	735
Interest rate contracts	Other liabilities	33	Other liabilities	—

Derivatives designated as hedging instruments:
Changes in fair value of derivative contracts designated as cash flow hedging instruments are recognized in other comprehensive income ("OCI"). As of June 30, 2019 and December 31, 2018, the notional amount of interest rate contracts designated as cash flow hedging instruments was $811.9 million and $260.8 million, respectively. Derivatives designated as cash flow hedging instruments were evaluated and remain highly effective at June 30, 2019. The Company estimates that approximately $2.4 million of net derivative gain (loss) included in OCI will be reclassified into earnings within the next 12 months.
The following table summarizes the effects of derivatives designated as cash flow hedging instruments on the consolidated financial statements for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

	Gain or (loss) recognized in OCI, net of tax
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2019	2018	2019	2018
Interest rate contracts	$(8,121)	$—	$(13,915)	$—

	Gain or (loss) reclassified from OCI into income
	Three Months Ended June 30,		Six Months Ended June 30,
Location of gain or (loss) reclassified from OCI into income	2019	2018	2019	2018
Interest expense, net	$(119)	$—	$(198)	$—

Derivatives not designated as hedging instruments:
Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. As of June 30, 2019 and December 31, 2018, the notional amount of interest rate contracts not designated as hedging instruments was $82.0 million and $169.7 million, respectively. The Company also enters into foreign currency contracts to economically hedge the foreign currency re-measurement exposure related to certain balances that are denominated in currencies other than the functional currency of the entity. As of June 30, 2019 and December 31, 2018, the notional amount of foreign currency contracts that are not designated as hedging instruments was $286.6 million and $144.7 million, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s consolidated income statements for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

		Amount of gain or (loss) recognized in income
		Three Months Ended June 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2019	2018
Foreign currency contracts	Foreign exchange gain/(loss)	$(2,415)	$—
Foreign currency contracts	Interest expense, net	(1,487)	—
Interest rate contracts	Interest expense, net	(158)	(972)

		Amount of gain or (loss) recognized in income
		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2019	2018
Foreign currency contracts	Foreign exchange gain/(loss)	$(7,671)	$—
Foreign currency contracts	Interest expense, net	(1,487)	—
Interest rate contracts	Interest expense, net	(507)	2,701

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

PRA Group, Inc.
Notes to Consolidated Financial Statements

The carrying amounts of the financial instruments in the following table are recorded in the consolidated balance sheets at June 30, 2019 and December 31, 2018 (amounts in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$105,496	$105,496	$98,695	$98,695
Finance receivables, net	3,230,949	3,615,728	3,084,777	3,410,475
Financial liabilities:
Interest-bearing deposits	107,840	107,840	82,666	82,666
Revolving lines of credit	1,602,350	1,602,350	1,160,161	1,160,161
Term loans	430,000	430,000	740,551	740,551
Convertible senior notes	594,801	608,097	588,688	557,122

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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Financial Instruments Required to be Carried at Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at June 30, 2019 and December 31, 2018 (amounts in thousands):

	Fair Value Measurements as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,201	$—	$—	$5,201
Fair value through net income
Mutual funds	62,678	—	—	62,678
Derivative contracts (recorded in other assets)	—	1,122	—	1,122
Liabilities:
Derivative contracts (recorded in other liabilities)	—	21,204	—	21,204
	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,077	$—	$—	$5,077
Fair value through net income
Mutual funds	21,753	—	—	21,753
Derivative contracts (recorded in other assets)	—	3,334	—	3,334

Available-for-sale
Government bonds: Fair value of the Company's investment in government bonds is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
Fair value through net income
Mutual funds: Fair value of the Company's investment in mutual funds is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
Derivative contracts: The estimated fair value of the derivative contracts is determined using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves and other factors. Accordingly, the Company uses Level 2 inputs for its fair value estimates. Effective in the second quarter of 2018, the Company began to apply hedge accounting to certain of its derivative contracts. By applying hedge accounting, changes in market value are reflected as adjustments in Other Comprehensive Income. The hedges were evaluated and remain highly effective at June 30, 2019 and have initial terms of two to seven years.
Investments measured using net asset value
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe, and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over one to six years. The fair value of these private equity funds following the Net Asset Value ("NAV") practical expedient was $7.5 million and $8.0 million as of June 30, 2019 and December 31, 2018, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

9. Accumulated Other Comprehensive Loss:
The following table represents the changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended June 30, 2019 (amounts in thousands):

	Three Months Ended June 30, 2019
	Debt Securities		Currency Translation	Accumulated Other
	Available-for-sale	Cash Flow Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(38)	$(5,671)	$(242,812)	$(248,521)
Other comprehensive income/(loss) before reclassifications, net (1)	37	(8,121)	4,362	(3,722)
Reclassifications, net of tax	—	119	—	119
Net current period other comprehensive income/(loss)	37	(8,002)	4,362	(3,603)
Balance at end of period	$(1)	$(13,673)	$(238,450)	$(252,124)

	Six Months Ended June 30, 2019
	Debt Securities		Currency Translation	Accumulated Other
	Available-for-sale	Cash Flow Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(83)	$44	$(242,070)	$(242,109)
Other comprehensive income/(loss) before reclassifications, net (1)	82	(13,915)	3,620	(10,213)
Reclassifications, net of tax	—	198	—	198
Net current period other comprehensive income/(loss)	82	(13,717)	3,620	(10,015)
Balance at end of period	$(1)	$(13,673)	$(238,450)	$(252,124)
(1) Net of deferred taxes for unrealized losses from cash flow hedges of $4.5 million at June 30, 2019.
10. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted EPS calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72 for the 2020 Notes or $46.24 for the 2023 Notes, neither of which occurred during the respective periods from which the Notes were issued through June 30, 2019. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the three and six months ended June 30, 2019 and 2018 (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2019			2018
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$18,619	45,387	$0.41	$19,588	45,283	$0.43
Dilutive effect of nonvested share awards		108	—		166	—
Diluted EPS	$18,619	45,495	$0.41	$19,588	45,449	$0.43

	For the Six Months Ended June 30,
	2019			2018
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$33,846	45,363	$0.75	$40,694	45,257	$0.90
Dilutive effect of nonvested share awards		94	(0.01)		153	—
Diluted EPS	$33,846	45,457	$0.74	$40,694	45,410	$0.90
There were no antidilutive options outstanding for the three and six months ended June 30, 2019 and 2018.
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
At June 30, 2019, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2014 and subsequent years.
The Company intends for predominantly all foreign earnings to be indefinitely reinvested in its foreign operations. If foreign earnings were repatriated, the Company may need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with indefinitely reinvested earnings was $85.0 million and $78.6 million as of June 30, 2019 and December 31, 2018, respectively.
12. Commitments and Contingencies:
Employment agreements:
The Company has entered into employment agreements, most of which expire on December 31, 2020, with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as potential discretionary bonuses that take into consideration the Company’s overall performance against its short- and long-term financial and strategic objectives. At June 30, 2019, estimated future compensation under these agreements was approximately $12.0 million. The agreements also contain confidentiality and non-compete provisions. Outside the U.S., employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $12.0 million total above.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Forward flow agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at June 30, 2019 was approximately $713.4 million.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at June 30, 2019, where the range of loss can be estimated, was not material.
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
Multi-State Investigation
On November 17, 2015, the Company received civil investigative demands from multiple state Attorney General offices ("AGOs") broadly relating to its U.S. debt collection practices. The Company believes that it has fully cooperated with the investigations and discussed potential resolution of the investigations with the AGOs. In these discussions, the AGOs have taken positions with which the Company disagrees, including positions related to penalties, restitution and/or the adoption of new practices and controls in the conduct of the Company's business. If the Company is unable to resolve its differences with the AGOs, it is possible that one or more individual state AGOs may file claims against the Company. The range of loss, if any, cannot be estimated at this time.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
Telephone Consumer Protection Act Litigation
On January 25, 2017, the Company resolved the matter of In Re Portfolio Recovery Associates, LLC Telephone Consumer Protection Act Litigation, which consisted of a number of class actions and single plaintiff claims consolidated by order of the Panel for Multi-District Litigation (“MDL”). While the settlement disposed of a large number of claims, several hundred class members opted out ("Opt-Out Plaintiffs") of that settlement. Many of these Opt-Out Plaintiffs have been consolidated before the MDL appointed court, the United States District Court for the Southern District of California and are pending a determination on cross-motions for summary judgment. Most of the remaining Opt-Out Plaintiffs are parties to Terrell v. Portfolio Recovery Associates, LLC in the United States District Court for the Northern District of Texas, which matter is stayed. The range of loss, if any, cannot be estimated at this time due to the uncertainty surrounding liability.
13. Recently Issued Accounting Standards:
Recently issued accounting standards adopted:
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification" ("ASU 2016-02"). ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. In July 2018, FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases" and ASU 2018-11, "Leases (Topic 842) Targeted Improvements" which among other things, allowed for an alternative transition method which eliminated the requirement to restate the earliest prior period presented in an entity's financial statements. Entities that elected this transition option still adopted the new lease standard using the modified retrospective transition method required by the standard, but they recognized a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The Company adopted the new leasing standard on January 1, 2019 and as a result recorded operating lease ROU assets and lease liabilities of $72.1 million and $75.8 million, respectively. The adoption of the standard did not have any other material impact on the Company's consolidated financial statements.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Recently issued accounting standards not yet adopted:
In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13"), which introduces a new methodology requiring the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity debt securities and other receivables measured at amortized cost at the time the financial asset is originated or acquired. This methodology replaces the multiple impairment methods under existing U.S. GAAP, including accounting for purchased credit impaired ("PCI") assets, and introduces the concept of purchased credit deteriorated (“PCD”) financial assets. The Company's PCI assets currently accounted for under existing U.S GAAP will be accounted for as PCD financial assets upon adoption of ASU 2016-13. For PCD financial assets, the new methodology requires an entity to present the net amount expected to be collected on the balance sheet. The Company will estimate that amount under the new methodology by reflecting the present value of expected recoveries on the balance sheet using a discounted approach and will recognize income over the life of the portfolio at an effective interest rate. Subsequent changes (favorable and unfavorable) in expected cash flows are recognized in earnings by adjusting the present value of the expected recoveries. ASU 2016-13, including the effect of ongoing developments and amendments to the guidance, represents a significant change from existing U.S. GAAP and is expected to result in material changes to the Company’s accounting for its finance receivables. The guidance in ASU 2016-13 will be effective prospectively for the Company as of January 1, 2020. Implementation efforts are underway, including model development, fulfillment of additional data needs for new disclosures and reporting requirements, and drafting of accounting policies.
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
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” ("ASU 2018-13"). ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company expects the adoption of ASU 2018-13 will result in additional and modified disclosures in its consolidated financial statements.
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

•	"Principal amortization" refers to cash collections applied to principal on finance receivables.

•	"Purchase price" refers to the cash paid to a seller to acquire nonperforming loans, plus certain capitalized costs, less buybacks.

•	"Purchase price multiple" refers to the total estimated collections (as defined below) on owned finance receivables portfolios divided by purchase price.

•	"Total estimated collections" or "TEC" refers to cumulative actual cash collections, including cash sales, plus estimated remaining collections on our finance receivables portfolios.
All references in this Quarterly Report to "PRA Group," "our," "we," "us," "the Company" or similar terms are to PRA Group, Inc. and its subsidiaries.

Overview
We are a global financial and business services company with operations in the Americas and Europe. Our primary business is the purchase, collection and management of portfolios of nonperforming loans.
We are headquartered in Norfolk, Virginia, and as of June 30, 2019 employed 4,863 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA."
Results of Operations
The results of operations include the financial results of the Company and all of its subsidiaries. The following table sets forth consolidated income statement amounts as a percentage of total revenues for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
Revenues:
Income recognized on finance receivables	$249,219	98.9%	$219,018	98.9%	$488,055	98.0%	$437,642	98.2%
Fee income	2,707	1.1	2,342	1.1	9,081	1.8	7,669	1.7
Other revenue	131	—	158	—	798	0.2	315	0.1
Total revenues	252,057	100.0	221,518	100.0	497,934	100.0	445,626	100.0

Net allowance charges	(1,196)	(0.5)	(2,834)	(1.3)	(7,291)	(1.5)	(3,759)	(0.8)

Operating expenses:
Compensation and employee services	79,808	31.7	80,690	36.4	159,453	32.0	161,927	36.3
Legal collection fees	14,297	5.7	10,343	4.7	27,356	5.5	21,012	4.7
Legal collection costs	33,121	13.1	18,695	8.4	68,350	13.7	40,938	9.2
Agency fees	13,013	5.2	8,138	3.7	27,045	5.4	16,416	3.7
Outside fees and services	16,293	6.5	14,565	6.6	31,541	6.3	28,723	6.5
Communication	10,824	4.3	10,782	4.9	24,025	4.8	22,339	5.0
Rent and occupancy	4,491	1.8	4,003	1.8	8,854	1.8	8,317	1.9
Depreciation and amortization	4,723	1.9	4,525	2.0	9,295	1.9	9,454	2.1
Other operating expenses	10,926	4.3	11,628	5.2	22,511	4.4	23,812	5.4
Total operating expenses	187,496	74.4	163,369	73.7	378,430	76.0	332,938	74.8
Income from operations	63,365	25.1	55,315	25.0	112,213	22.5	108,929	24.4
Other income and (expense):
Interest expense, net	(36,027)	(14.3)	(31,124)	(14.1)	(70,008)	(14.1)	(56,905)	(12.8)
Foreign exchange	(311)	(0.1)	1,690	0.8	5,953	1.2	2,983	0.7
Other	248	0.1	(400)	(0.2)	(104)	—	(157)	—
Income before income taxes	27,275	10.8	25,481	11.5	48,054	9.7	54,850	12.3
Income tax expense	5,075	2.0	3,857	1.7	8,942	1.8	9,994	2.2
Net income	22,200	8.8	21,624	9.8	39,112	7.9	44,856	10.1
Adjustment for net income attributable to noncontrolling interests	3,581	1.4	2,036	0.9	5,266	1.1	4,162	1.0
Net income attributable to PRA Group, Inc.	$18,619	7.4%	$19,588	8.9%	$33,846	6.8%	$40,694	9.1%

Three Months Ended June 30, 2019 Compared To Three Months Ended June 30, 2018
Cash Collections
Cash collections were as follows for the periods indicated:

	For the Three Months Ended June 30,		Variance
(Amounts in thousands)	2019	2018	2019 vs. 2018
Americas-Core	$294,243	$233,752	$60,491
Americas-Insolvency	49,770	56,063	(6,293)
Europe-Core	117,635	109,359	8,276
Europe-Insolvency	8,626	7,460	1,166
Total cash collections	$470,274	$406,634	$63,640

Cash collections adjusted (1)	$470,274	$398,356	$71,918
Cash collections on fully amortized pools	13,277	14,624	(1,347)
Cash collections on cost recovery pools	3,770	7,691	(3,921)
Net finance receivables on cost recovery at period-end	39,425	80,294	(40,869)
(1) Cash collections adjusted refers to 2018 cash collections remeasured using 2019 exchange rates.
Cash collections were $470.3 million for the three months ended June 30, 2019, an increase of $63.7 million or 15.7%, compared to $406.6 million for the three months ended June 30, 2018. The increase was largely due to our U.S. legal collections increasing $28.4 million, or 38.8%, due primarily to the increase in the number of accounts placed in the legal channel, and our U.S. call center and other collections increasing $17.0 million, or 11.8%, due primarily to record U.S. Core portfolio purchasing in 2018. Additionally, our Europe Core cash collections increased $8.3 million or 7.6%, due primarily to elevated portfolio purchasing over the last several quarters and operational improvements that have produced sustained performance. Furthermore, as a result of increased portfolio investment in South America in 2018 and the acquisition of Resurgent Holdings Canada Inc. ("Resurgent") in the first quarter of 2019, our Other Americas-Core cash collections increased $15.2 million or 88.8%. These increases were partially offset by a decline of $6.3 million, or 11.2%, in Americas Insolvency cash collections caused mainly by investment volumes in the U.S. not offsetting the continued runoff of our older portfolios.
Revenues
Total revenues were $252.1 million for the three months ended June 30, 2019, an increase of $30.6 million, or 13.8%, compared to total revenues of $221.5 million for the three months ended June 30, 2018.
A summary of our revenue generation during the three months ended June 30, 2019 and 2018 is as follows (amounts in thousands):

	For the Three Months Ended June 30,
	2019	2018
Cash collections	$470,274	$406,634
Principal amortization	(221,055)	(187,616)
Income recognized on finance receivables	249,219	219,018
Fee income	2,707	2,342
Other revenue	131	158
Total revenues	$252,057	$221,518
Income recognized on finance receivables
Income recognized on finance receivables was $249.2 million for the three months ended June 30, 2019, an increase of $30.2 million or 13.8% compared to income recognized on finance receivables of $219.0 million for the three months ended June 30, 2018. The increase was primarily the result of the impact of record U.S. Core purchasing in 2018 and the impact of sustained over-performance on select U.S. Core and Europe Core pools which resulted in yield increases on those pools. Additionally, the increased portfolio investment in South America in 2018 and the acquisition of Resurgent in the first quarter of 2019 also contributed to the increase. These increases were partially offset by a decline in our Americas Insolvency revenue caused mainly by investment volumes in the U.S. not offsetting the continued runoff of our older portfolios.

Net Allowance Charges
Net allowance charges are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended June 30, 2019, we recorded net allowance charges of $1.2 million, consisting of $0.4 million on our Americas Core portfolios and $1.0 million on our European portfolios, partially offset by net allowance reversals of $0.2 million on our Americas Insolvency portfolios. For the three months ended June 30, 2018, we recorded net allowance charges of $2.8 million, consisting of net allowance charges of $3.3 million and $0.2 million on our Americas Core and Americas Insolvency portfolios, respectively, and net allowance reversals of $0.7 million on our European Core portfolios.
Operating Expenses
Total operating expenses were $187.5 million for the three months ended June 30, 2019, an increase of $24.1 million or 14.7%, compared to operating expenses of $163.4 million for the three months ended June 30, 2018.
Compensation and employee services
Compensation and employee services expenses were $79.8 million for the three months ended June 30, 2019, a decrease of $0.9 million, or 1.1%, compared to $80.7 million for the three months ended June 30, 2018. The decrease in compensation expense was primarily attributable to a reduction in U.S. call centers workforce, as we balance the volume between the legal collection channel and call centers, and the result of deconsolidating RCB Investimentos S.A. (“RCB”) in December 2018. These decreases were partially offset by higher benefit costs. Total full-time equivalents decreased to 4,863 as of June 30, 2019, compared to 5,747 as of June 30, 2018.
Legal collection fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $14.3 million for the three months ended June 30, 2019, an increase of $4.0 million or 38.8%, compared to legal collection fees of $10.3 million for the three months ended June 30, 2018. The increase was primarily due to an increase in external legal cash collections in the U.S.
Legal collection costs
Legal collection costs primarily consist of costs paid to courts where a lawsuit is filed. Legal collection costs were $33.1 million for the three months ended June 30, 2019, an increase of $14.4 million or 77.0%, compared to legal collection costs of $18.7 million for the three months ended June 30, 2018. The increase was primarily due to additional court costs related to the expansion of the number of accounts placed in the legal channel in the U.S. This expansion is the result of a change in the nature of the accounts purchased, the regulatory environment and consumer behavior.
Agency fees
Agency fees consist primarily of third-party collection fees incurred outside the U.S. Agency fees were $13.0 million for the three months ended June 30, 2019, an increase of $4.9 million or 60.5%, compared to $8.1 million for the three months ended June 30, 2018. The increase was primarily the result of higher volumes of servicing activity in areas where we utilize third-party collection agencies. Additionally, with the sale of the RCB operating platform, certain expenses in other line items shifted from fixed to variable and are now recorded on the agency fees line.
Outside fees and services
Outside fees and services expenses were $16.3 million for the three months ended June 30, 2019, an increase of $1.7 million or 11.6%, compared to outside fees and services expenses of $14.6 million for the three months ended June 30, 2018. This was primarily the result of an increase in payment processing and debit card transaction fees resulting from the expansion of our digital collection efforts.
Interest Expense, Net
Interest expense, net was $36.0 million during the three months ended June 30, 2019, an increase of $4.9 million or 15.8%, compared to $31.1 million for the three months ended June 30, 2018. The increase was primarily due to higher average interest rates paired with higher levels of average borrowings to fund increased portfolio investments.

Interest expense, net consisted of the following for the three months ended June 30, 2019 and 2018 (amounts in thousands):

	For the Three Months Ended June 30,
	2019	2018	Change
Stated interest on debt obligations and unused line fees	$24,000	$20,213	$3,787
Coupon interest on convertible debt	5,175	5,175	—
Amortization of convertible debt discount	3,071	2,904	167
Amortization of loan fees and other loan costs	2,655	2,532	123
Change in fair value on derivatives	1,645	972	673
Interest income	(519)	(672)	153
Interest expense, net	$36,027	$31,124	$4,903
Net Foreign Currency Transaction Gains/(Losses)
Net foreign currency transaction losses were $(0.3) million for the three months ended June 30, 2019, compared to net foreign currency transaction gains of $1.7 million for the three months ended June 30, 2018. In any given period, we may incur foreign currency transactions gains or losses from transactions in currencies other than the functional currency and from changes in foreign exchange derivative contracts that were outstanding or settled during the period.
Income Tax Expense
Income tax expense was $5.1 million for the three months ended June 30, 2019, an increase of $1.2 million, or 30.8%, compared to $3.9 million for the three months ended June 30, 2018. The increase was primarily due to increases in income before income taxes and our effective tax rate. During the three months ended June 30, 2019, our income before income taxes was $27.3 million, compared to $25.5 million for the three months ended June 30, 2018. During the three months ended June 30, 2019, our effective tax rate was 18.6%, compared to 15.1% for the three months ended June 30, 2018. The increase was due to new guidance on U.S. tax reform and changes in the mix of projected taxable income between tax jurisdictions partially offset by a decrease in the estimated blended rate for U.S. state taxes due to state apportionment and a decrease in withholding tax accruals.

Six Months Ended June 30, 2019 Compared To Six Months Ended June 30, 2018
Cash Collections
Cash collections were as follows for the periods indicated:

	For the Six Months Ended June 30,		Variance
(Amounts in thousands)	2019	2018	2019 vs. 2018
Americas-Core	$584,966	$479,989	$104,977
Americas-Insolvency	94,383	111,343	(16,960)
Europe-Core	234,493	227,468	7,025
Europe-Insolvency	17,603	14,414	3,189
Total cash collections	$931,445	$833,214	$98,231

Cash collections adjusted (1)	$931,445	$813,204	$118,241
Cash collections on fully amortized pools	25,361	30,246	(4,885)
Cash collections on cost recovery pools	7,423	25,215	(17,792)
Net finance receivables on cost recovery at period-end	39,425	80,294	(40,869)
(1) Cash collections adjusted refers to 2018 cash collections remeasured using 2019 exchange rates.
Cash collections were $931.4 million for the six months ended June 30, 2019, an increase of $98.2 million or 11.8%, compared to $833.2 million for the six months ended June 30, 2018. The increase was largely due to our U.S. legal collections increasing $50.5 million, or 34.7%, due primarily to the increase in the number of accounts placed in the legal channel, and our U.S. call center and other collections increasing $31.3 million, or 10.5%, due primarily to record U.S. Core portfolio purchasing in 2018. Additionally, our Europe Core cash collections increased $7.0 million or 3.1%, due primarily to elevated portfolio purchasing over the last several quarters and operational improvements that have produced sustained performance. Furthermore, as a result of increased portfolio investment in South America in 2018 and the acquisition of Resurgent in the first quarter of 2019, our Other Americas-Core cash collections increased $23.2 million or 65.3%. These increases were partially offset by a decline of $17.0 million, or 15.2%, in Americas Insolvency cash collections caused mainly by investment volumes in the U.S. not offsetting the continued runoff of our older portfolios.
Revenues
Total revenues were $497.9 million for the six months ended June 30, 2019, an increase of $52.3 million, or 11.7%, compared to total revenues of $445.6 million for the six months ended June 30, 2018.
A summary of our revenue generation during the six months ended June 30, 2019 and 2018 is as follows (amounts in thousands):

	For the Six Months Ended June 30,
	2019	2018
Cash collections	$931,445	$833,214
Principal amortization	(443,390)	(395,572)
Income recognized on finance receivables	488,055	437,642
Fee income	9,081	7,669
Other revenue	798	315
Total revenues	$497,934	$445,626
Income recognized on finance receivables
Income recognized on finance receivables was $488.1 million for the six months ended June 30, 2019, an increase of $50.5 million, or 11.5%, compared to $437.6 million for the six months ended June 30, 2018. The increase was primarily the result of the impact of record Americas Core purchasing in 2018 and the impact of sustained over-performance on select Americas Core and Europe Core pools which resulted in yield increases on those pools. Additionally, the increased portfolio investment in South America in 2018 and the acquisition of Resurgent in the first quarter of 2019 also contributed to the increase.These increases were partially offset by a decline in our Americas Insolvency revenue caused mainly by investment volumes in the U.S. not offsetting the continued runoff of our older portfolios.

Fee income
Fee income was $9.1 million in the six months ended June 30, 2019, an increase of $1.4 million or 18.2%, compared to $7.7 million in the six months ended June 30, 2018. The increase was primarily attributable to settlement timing at Claims Compensation Bureau.
Net Allowance Charges
For the six months ended June 30, 2019, we recorded net allowance charges of $7.3 million, consisting of $5.3 million on our Americas Core portfolios, primarily on vintages purchased between 2013-2016, and $2.2 million on our European portfolios. We also recorded net allowance reversals of $0.2 million on our Americas Insolvency portfolios. For the six months ended June 30, 2018, we recorded net allowance charges of $3.8 million. On our Americas Core and Insolvency portfolios, we recorded net allowance charges of $2.7 million and $0.4 million, respectively. We also recorded net allowance charges of $0.6 million on our European Core portfolios.
Operating Expenses
Operating expenses were $378.4 million for the six months ended June 30, 2019, an increase of $45.5 million or 13.7%, compared to operating expenses of $332.9 million for the six months ended June 30, 2018.
Compensation and employee services
Compensation and employee services expenses were $159.5 million for the six months ended June 30, 2019, a decrease of $2.4 million, or 1.5% compared to compensation and employee services expenses of $161.9 million for the six months ended June 30, 2018. The decrease in compensation expense is primarily attributable to a reduction in U.S. call centers workforce, as we balance the volume between the legal collection channel and call centers, and the result of deconsolidating RCB in December 2018. These decreases were partially offset by higher benefit costs. Total full-time equivalents decreased to 4,863 as of June 30, 2019, compared to 5,747 as of June 30, 2018.
Legal collection fees
Legal collection fees were $27.4 million for the six months ended June 30, 2019, an increase of $6.4 million, or 30.5%, compared to legal collection fees of $21.0 million for the six months ended June 30, 2018. The increase was primarily due to an increase in external legal cash collections in the U.S.
Legal collection costs
Legal collection costs were $68.4 million for the six months ended June 30, 2019, an increase of $27.5 million, or 67.2%, compared to legal collection costs of $40.9 million for the six months ended June 30, 2018. The increase was primarily due to additional court costs related to the expansion of the number of accounts placed in the legal channel in the U.S.  This expansion is the result of a change in the nature of the accounts purchased, the regulatory environment and consumer behavior.
Agency fees
Agency fees were $27.0 million for the six months ended June 30, 2019, an increase of $10.6 million or 64.6%, compared to $16.4 million for the six months ended June 30, 2018. The increase was primarily the result of higher volumes of servicing activity in areas where we utilize third-party collection agencies. Additionally, with the sale of the RCB operating platform, certain expenses in other line items shifted from fixed to variable and are now recorded on the agency fees line.
Outside fees and services
Outside fees and services expenses were $31.5 million for the six months ended June 30, 2019, an increase of $2.8 million, or 9.8%, compared to outside fees and services expenses of $28.7 million for the six months ended June 30, 2018. These increases were primarily the result of a $2.0 million increase in payment processing and debit card transaction fees resulting from the expansion of our digital collection efforts and a $1.3 million increase in audit and other outside professional fees, which were partially offset by a $0.8 million decrease in corporate legal and other litigation expenses.
Communication
Communication expenses were $24.0 million for the six months ended June 30, 2019, an increase of $1.7 million, or 7.6%, compared to communication expenses of $22.3 million for the six months ended June 30, 2018. These increases were primarily the result of increased letter and call volume associated with record portfolio purchases in Americas Core in 2018.

Interest Expense, Net
Interest expense, net was $70.0 million for the six months ended June 30, 2019, an increase of $13.1 million or 23.0%, compared to $56.9 million for the six months ended June 30, 2018. The increase was primarily due to higher average interest rates paired with higher levels of average borrowings to fund increased portfolio investments and the impact of changes in the fair value of our derivatives.
Interest expense, net consisted of the following for the six months ended June 30, 2019 and 2018 (amounts in thousands):

	For the Six Months Ended June 30,
	2019	2018	Change
Stated interest on debt obligations and unused line fees	$47,397	$40,256	$7,141
Coupon interest on convertible debt	10,350	10,350	—
Amortization of convertible debt discount	6,113	5,781	332
Amortization of loan fees and other loan costs	5,291	5,085	206
Change in fair value on derivatives	1,994	(2,701)	4,695
Interest income	(1,137)	(1,866)	729
Interest expense, net	$70,008	$56,905	$13,103
Net Foreign Currency Transaction Gains/(Losses)
Net foreign currency transaction gains were $6.0 million for the six months ended June 30, 2019, compared to net foreign currency transaction gains of $3.0 million for the six months ended June 30, 2018. In any given period, we may incur foreign currency transactions gains or losses from transactions in currencies other than the functional currency and from changes in foreign exchange derivative contracts that were outstanding or settled during the period.
Income Tax Expense
Income tax expense was $8.9 million for the six months ended June 30, 2019, a decrease of $1.1 million, or 11.0%, compared to $10.0 million for the six months ended June 30, 2018. The decrease was primarily due to a decrease in income before income taxes partially offset by an increase in our effective tax rate. During the six months ended June 30, 2019, our income before income taxes declined $6.8 million or 12.4%, compared to the six months ended June 30, 2018. During the six months ended June 30, 2019, our effective tax rate was 18.6%, compared to 18.2% for the six months ended June 30, 2018. The increase was due to new guidance on U.S. tax reform and changes in the mix of projected taxable income between tax jurisdictions partially offset by a decrease in the estimated blended rate for U.S. state taxes due to state apportionment and a decrease in withholding tax accruals.

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

Purchase Price Multiples as of June 30, 2019 Amounts in thousands

Purchase Period	Purchase Price (1)(2)	Net Finance Receivables (3)	ERC-Historical Period Exchange Rates (4)	Total Estimated Collections (5)	ERC-Current Period Exchange Rates (6)	Current Estimated Purchase Price Multiple	Original Estimated Purchase Price Multiple (7)
Americas-Core
1996-2008	$804,880	$9,023	$30,183	$2,425,080	$30,183	301%	236%
2009	125,153	592	19,372	459,958	19,372	368%	252%
2010	148,197	3,869	31,740	534,372	31,740	361%	247%
2011	209,604	8,495	53,784	736,862	53,784	352%	245%
2012	254,102	17,454	69,474	681,368	69,474	268%	226%
2013	390,932	40,974	117,423	937,824	117,423	240%	211%
2014	405,349	68,007	177,944	931,071	175,125	230%	204%
2015	443,921	113,111	269,177	972,745	269,155	219%	205%
2016	453,434	161,101	410,953	1,076,072	406,806	237%	201%
2017	534,011	295,918	619,313	1,151,049	616,550	216%	193%
2018	655,984	543,703	1,013,915	1,324,959	1,012,544	202%	202%
2019	291,953	280,247	561,762	599,565	563,686	205%	205%
Subtotal	4,717,520	1,542,494	3,375,040	11,830,925	3,365,842
Americas-Insolvency
2004-2008	241,465	—	511	365,619	511	151%	155%
2009	155,988	—	953	470,606	953	302%	214%
2010	208,942	—	1,672	547,054	1,672	262%	184%
2011	180,433	—	152	368,974	152	204%	155%
2012	251,396	—	60	390,710	60	155%	136%
2013	227,893	—	3,219	354,953	3,219	156%	133%
2014	148,582	3,125	8,781	217,747	8,755	147%	124%
2015	63,181	9,683	15,310	85,357	15,310	135%	125%
2016	92,281	22,403	30,785	116,044	30,785	126%	123%
2017	275,265	122,728	158,858	348,246	158,857	127%	125%
2018	97,938	84,493	106,266	125,770	106,265	128%	127%
2019	74,178	71,225	89,542	94,112	89,542	127%	127%
Subtotal	2,017,542	313,657	416,109	3,485,192	416,081
Total Americas	6,735,062	1,856,151	3,791,149	15,316,117	3,781,923
Europe-Core
2012	20,422	—	666	39,431	520	193%	187%
2013	20,343	—	392	24,420	300	120%	119%
2014	796,839	212,142	869,372	2,225,481	743,280	279%	208%
2015	420,323	171,854	376,344	744,300	336,012	177%	160%
2016	348,306	206,864	370,582	587,157	371,454	169%	167%
2017	246,995	170,165	254,850	350,879	246,807	142%	144%
2018 (8)	345,357	289,637	444,774	516,865	438,880	150%	148%
2019	228,941	223,685	353,718	361,966	353,682	158%	158%
Subtotal	2,427,526	1,274,347	2,670,698	4,850,499	2,490,935
Europe-Insolvency
2014	10,876	527	1,574	17,964	1,403	165%	129%
2015	19,278	3,839	7,960	29,172	6,775	151%	139%
2016	41,909	15,197	23,729	61,118	23,239	146%	130%
2017	38,474	27,883	36,056	49,792	34,704	129%	128%
2018	45,625	41,527	51,262	55,937	50,297	123%	123%
2019	11,816	11,478	14,937	15,259	14,704	129%	129%
Subtotal	167,978	100,451	135,518	229,242	131,122
Total Europe	2,595,504	1,374,798	2,806,216	5,079,741	2,622,057
Total PRA Group	$9,330,566	$3,230,949	$6,597,365	$20,395,858	$6,403,980

(1)	The amount reflected in Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)
For our non-U.S. amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(3)	For our non-U.S. amounts, Net Finance Receivables are presented at the June 30, 2019 exchange rate.

(4)	For our non-U.S. amounts, ERC-Historical Period Exchange Rates is presented at the period-end exchange rate for the respective quarter of purchase.

(5)	For our non-U.S. amounts, TEC is presented at the period-end exchange rate for the respective quarter of purchase.

(6)	For our non-U.S. amounts, ERC-Current Period Exchange Rates is presented at the June 30, 2019 exchange rate.

(7)	The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

(8)	The Europe-Core purchases include a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the consolidation of a Polish investment fund.

Portfolio Financial Information Year-to-date as of June 30, 2019 Amounts in thousands

Purchase Period	Purchase Price (1)(2)	Cash Collections (3)	Gross Revenue (3)	Amortization (3)	Net Allowance Charges/(Reversals) (3)	Net Revenue (3)(4)	Net Finance Receivables as of June 30, 2019 (5)
Americas-Core
1996-2008	$804,880	$7,070	$4,713	$2,357	$(2,275)	$6,988	$9,023
2009	125,153	3,785	3,524	261	(200)	3,724	592
2010	148,197	4,819	4,231	588	185	4,046	3,869
2011	209,604	9,109	7,873	1,236	700	7,173	8,495
2012	254,102	10,119	7,390	2,729	(580)	7,970	17,454
2013	390,932	20,795	14,467	6,328	3,155	11,312	40,974
2014	405,349	32,308	20,832	11,476	1,658	19,174	68,007
2015	443,921	48,410	28,726	19,684	1,135	27,591	113,111
2016	453,434	80,201	47,248	32,953	1,353	45,895	161,101
2017	534,011	143,043	68,014	75,029	136	67,878	295,918
2018	655,984	187,516	102,720	84,796	—	102,720	543,703
2019	291,953	37,791	25,180	12,611	—	25,180	280,247
Subtotal	4,717,520	584,966	334,918	250,048	5,267	329,651	1,542,494
Americas-Insolvency
2004-2008	241,465	113	113	—	—	113	—
2009	155,988	260	260	—	—	260	—
2010	208,942	352	352	—	—	352	—
2011	180,433	436	436	—	—	436	—
2012	251,396	1,096	1,096	—	—	1,096	—
2013	227,893	1,815	1,815	—	—	1,815	—
2014	148,582	10,317	6,115	4,202	—	6,115	3,125
2015	63,181	8,848	2,300	6,548	—	2,300	9,683
2016	92,281	10,787	2,381	8,406	(200)	2,581	22,403
2017	275,265	42,983	10,128	32,855	—	10,128	122,728
2018	97,938	12,806	3,552	9,254	—	3,552	84,493
2019	74,178	4,570	1,618	2,952	—	1,618	71,225
Subtotal	2,017,542	94,383	30,166	64,217	(200)	30,366	313,657
Total Americas	6,735,062	679,349	365,084	314,265	5,067	360,017	1,856,151
Europe-Core
2012	20,422	750	750	—	—	750	—
2013	20,343	494	396	98	—	396	—
2014	796,839	89,876	61,888	27,988	(820)	62,708	212,142
2015	420,323	34,730	16,703	18,027	(1,347)	18,050	171,854
2016	348,306	30,112	14,575	15,537	2,977	11,598	206,864
2017	246,995	22,852	7,033	15,819	1,549	5,484	170,165
2018 (6)	345,357	47,447	13,271	34,176	—	13,271	289,637
2019	228,941	8,232	2,373	5,859	—	2,373	223,685
Subtotal	2,427,526	234,493	116,989	117,504	2,359	114,630	1,274,347
Europe-Insolvency
2014	10,876	931	477	454	—	477	527
2015	19,278	2,106	909	1,197	(73)	982	3,839
2016	41,909	5,716	2,155	3,561	(62)	2,217	15,197
2017	38,474	4,535	1,169	3,366	—	1,169	27,883
2018	45,625	3,997	1,111	2,886	—	1,111	41,527
2019	11,816	318	161	157	—	161	11,478
Subtotal	167,978	17,603	5,982	11,621	(135)	6,117	100,451
Total Europe	2,595,504	252,096	122,971	129,125	2,224	120,747	1,374,798
Total PRA Group	$9,330,566	$931,445	$488,055	$443,390	$7,291	$480,764	$3,230,949

(1)	The amount reflected in Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)
For our non-U.S. amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(3)	For our non-U.S. amounts, amounts are presented using the average exchange rates during the current reporting period.

(4)	Net Revenue refers to income recognized on finance receivables, net of allowance charges/(reversals).

(5)	For our non-U.S. amounts, net finance receivables are presented at the June 30, 2019 exchange rate.

(6)	The Europe-Core purchases include a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the consolidation of a Polish investment fund.

The following table, which excludes any proceeds from cash sales of finance receivables, illustrates historical cash collections, by year, on our portfolios.
Cash Collections by Year, By Year of Purchase (1) as of June 30, 2019 Amounts in thousands

		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996- 2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total
Americas-Core
1996-2008	$804,880	$1,366,034	$240,929	$200,052	$169,205	$132,255	$95,262	$66,274	$46,277	$29,734	$19,458	$15,092	$7,070	$2,387,642
2009	125,153	—	40,703	95,627	84,339	69,385	51,121	35,555	24,896	16,000	10,994	8,180	3,785	440,585
2010	148,197	—	—	47,076	113,554	109,873	82,014	55,946	38,110	24,515	15,587	11,140	4,819	502,634
2011	209,604	—	—	—	61,971	174,461	152,908	108,513	73,793	48,711	31,991	21,622	9,109	683,079
2012	254,102	—	—	—	—	56,901	173,589	146,198	97,267	59,981	40,042	27,797	10,119	611,894
2013	390,932	—	—	—	—	—	101,614	247,849	194,026	120,789	78,880	56,449	20,795	820,402
2014	405,349	—	—	—	—	—	—	92,660	253,448	170,311	114,219	82,244	32,308	745,190
2015	443,921	—	—	—	—	—	—	—	116,951	228,432	185,898	126,605	48,410	706,296
2016	453,434	—	—	—	—	—	—	—	—	138,723	256,531	194,605	80,201	670,060
2017	534,011	—	—	—	—	—	—	—	—	—	107,327	278,733	143,043	529,103
2018	655,984	—	—	—	—	—	—	—	—	—	—	122,712	187,516	310,228
2019	291,953	—	—	—	—	—	—	—	—	—	—	—	37,791	37,791
Subtotal	4,717,520	1,366,034	281,632	342,755	429,069	542,875	656,508	752,995	844,768	837,196	860,927	945,179	584,966	8,444,904
Americas-Insolvency
2004-2008	241,465	117,972	69,736	65,321	53,924	37,530	13,534	3,035	1,836	1,098	653	356	113	365,108
2009	155,988	—	16,635	81,780	102,780	107,888	95,725	53,945	5,781	2,531	1,581	747	260	469,653
2010	208,942	—	—	39,486	104,499	125,020	121,717	101,873	43,649	5,008	2,425	1,352	352	545,381
2011	180,433	—	—	—	15,218	66,379	82,752	85,816	76,915	35,996	3,726	1,584	436	368,822
2012	251,396	—	—	—	—	17,388	103,610	94,141	80,079	60,715	29,337	4,284	1,096	390,650
2013	227,893	—	—	—	—	—	52,528	82,596	81,679	63,386	47,781	21,948	1,815	351,733
2014	148,582	—	—	—	—	—	—	37,045	50,880	44,313	37,350	28,759	10,317	208,664
2015	63,181	—	—	—	—	—	—	—	3,395	17,892	20,143	19,769	8,848	70,047
2016	92,281	—	—	—	—	—	—	—	—	18,869	30,426	25,047	10,787	85,129
2017	275,265	—	—	—	—	—	—	—	—	—	49,093	97,315	42,983	189,391
2018	97,938	—	—	—	—	—	—	—	—	—	—	6,700	12,806	19,506
2019	74,178	—	—	—	—	—	—	—	—	—	—	—	4,570	4,570
Subtotal	2,017,542	117,972	86,371	186,587	276,421	354,205	469,866	458,451	344,214	249,808	222,515	207,861	94,383	3,068,654
Total Americas	6,735,062	1,484,006	368,003	529,342	705,490	897,080	1,126,374	1,211,446	1,188,982	1,087,004	1,083,442	1,153,040	679,349	11,513,558
Europe-Core
2012	20,422	—	—	—	—	11,604	8,995	5,641	3,175	2,198	2,038	1,996	750	36,397
2013	20,343	—	—	—	—	—	7,068	8,540	2,347	1,326	1,239	1,331	494	22,345
2014	796,839	—	—	—	—	—	—	153,180	291,980	246,365	220,765	206,255	89,876	1,208,421
2015	420,323	—	—	—	—	—	—	—	45,760	100,263	86,156	80,858	34,730	347,767
2016	348,306	—	—	—	—	—	—	—	—	40,368	78,915	72,603	30,112	221,998
2017	246,995	—	—	—	—	—	—	—	—	—	17,894	56,033	22,852	96,779
2018 (4)	345,357	—	—	—	—	—	—	—	—	—	—	24,326	47,447	71,773
2019	228,941	—	—	—	—	—	—	—	—	—	—	—	8,232	8,232
Subtotal	2,427,526	—	—	—	—	11,604	16,063	167,361	343,262	390,520	407,007	443,402	234,493	2,013,712
Europe-Insolvency
2014	10,876	—	—	—	—	—	—	5	4,297	3,921	3,207	2,620	931	14,981
2015	19,278	—	—	—	—	—	—	—	2,954	4,366	5,013	4,783	2,106	19,222
2016	41,909	—	—	—	—	—	—	—	—	6,175	12,703	12,856	5,716	37,450
2017	38,474	—	—	—	—	—	—	—	—	—	1,233	7,862	4,535	13,630
2018	45,625	—	—	—	—	—	—	—	—	—	—	642	3,997	4,639
2019	11,816	—	—	—	—	—	—	—	—	—	—	—	318	318
Subtotal	167,978	—	—	—	—	—	—	5	7,251	14,462	22,156	28,763	17,603	90,240
Total Europe	2,595,504	—	—	—	—	11,604	16,063	167,366	350,513	404,982	429,163	472,165	252,096	2,103,952
Total PRA Group	$9,330,566	$1,484,006	$368,003	$529,342	$705,490	$908,684	$1,142,437	$1,378,812	$1,539,495	$1,491,986	$1,512,605	$1,625,205	$931,445	$13,617,510

(1)	For our non-U.S. amounts, cash collections are presented using the average exchange rates during the cash collection period.

(2)	The amount reflected in Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(3)
For our non-U.S. amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

(4)	The Europe-Core purchases include a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the consolidation of a Polish investment fund.

Estimated remaining collections
The following chart shows our total ERC of $6,404.0 million at June 30, 2019 by geographical region (amounts in millions).
Seasonality

Cash collections in the Americas tend to be higher in the first quarter of the year due to income tax refunds received by individuals in the U.S., and trend lower as the year progresses. Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, holiday spending habits, and other factors.

Cash collections
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.
Cash Collections by Geography and Type Amounts in thousands

	2019		2018				2017
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Americas-Core	$294,243	$290,723	$233,937	$231,253	$233,752	$246,237	$204,245	$212,756
Americas-Insolvency	49,770	44,613	48,000	48,518	56,063	55,280	59,103	60,436
Europe-Core	117,635	116,858	113,154	102,780	109,359	118,109	107,124	102,681
Europe-Insolvency	8,626	8,977	7,618	6,731	7,460	6,954	5,794	5,961
Total Cash Collections	$470,274	$461,171	$402,709	$389,282	$406,634	$426,580	$376,266	$381,834

The following table provides additional details on the composition of our U.S. Core cash collections for the periods indicated.
U.S. Core Portfolio Cash Collections by Source Amounts in thousands

	2019		2018				2017
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Call Center and Other Collections	$160,479	$169,753	$134,543	$137,325	$143,527	$155,448	$120,349	$123,009
External Legal Collections	63,490	57,419	47,410	41,935	40,631	38,891	31,960	35,042
Internal Legal Collections	38,065	37,018	30,724	32,064	32,532	33,423	31,154	31,761
Total US-Core Cash Collections	$262,034	$264,190	$212,677	$211,324	$216,690	$227,762	$183,463	$189,812
Collections productivity (U.S. portfolio)
The following tables display certain collections productivity measures.
Cash Collections per Collector Hour Paid U.S. Portfolio

	Total U.S. core cash collections (1)
	2019	2018	2017	2016	2015
First Quarter	$215	$176	$254	$274	$247
Second Quarter	226	152	202	269	245
Third Quarter	—	163	191	281	250
Fourth Quarter	—	163	170	248	239

	Call center and other cash collections (2)
	2019	2018	2017	2016	2015
First Quarter	$139	$121	$161	$168	$143
Second Quarter	139	101	129	167	141
Third Quarter	—	107	125	177	145
Fourth Quarter	—	104	112	153	139

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

Portfolio purchasing
The following graph shows the purchase price of our portfolios by year since 2009. It also includes the acquisition date finance receivable portfolios that were acquired through our various business acquisitions. The 2019 totals represent portfolio purchases through the first half of 2019 while the prior years totals are for the full year.
The following table displays our quarterly portfolio purchases for the periods indicated.
Portfolio Purchases by Geography and Type Amounts in thousands

	2019		2018				2017
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Americas-Core	$121,996	$169,189	$172,511	$170,426	$182,768	$131,427	$160,278	$115,572
Americas-Insolvency	26,092	48,243	52,871	17,151	16,651	13,436	44,195	73,497
Europe-Core (1)	136,344	94,283	231,810	45,754	19,403	18,000	152,417	14,695
Europe-Insolvency	4,715	7,134	33,661	4,159	2,577	5,392	17,698	7,146
Total Portfolio Purchasing	$289,147	$318,849	$490,853	$237,490	$221,399	$168,255	$374,588	$210,910

(1)
The Europe-Core purchases in the above table and graph exclude a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the consolidation of a Polish investment fund.

Portfolio purchases by stratifications (U.S. only)
The following table categorizes our quarterly U.S. portfolio purchases for the periods indicated into major asset type and delinquency category. Since our inception in 1996, we have acquired more than 52 million customer accounts in the U.S.
U.S. Portfolio Purchases by Major Asset Type Amounts in thousands

	2019		2018				2017
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Major Credit Cards	$39,468	$43,440	$65,025	$78,864	$100,160	$84,858	$87,895	$54,892
Consumer Finance	28,649	2,424	2,619	2,248	4,098	3,558	2,360	3,308
Private Label Credit Cards	70,536	84,515	100,633	100,517	82,406	47,962	90,332	78,609
Auto Related	1,407	30,358	31,892	330	427	613	21,219	49,741
Total	$140,060	$160,737	$200,169	$181,959	$187,091	$136,991	$201,806	$186,550

U.S. Portfolio Purchases by Delinquency Category Amounts in thousands

	2019		2018				2017
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Fresh (1)	$33,288	$51,212	$61,730	$61,882	$80,976	$71,067	$76,910	$67,540
Primary (2)	40,027	19,725	39,690	37,670	34,166	3,290	23,100	1,623
Secondary (3)	34,920	35,857	45,878	63,525	55,299	49,198	48,865	43,366
Tertiary (3)	5,733	4,435	—	—	—	—	8,736	524
Insolvency	26,092	48,243	52,871	17,151	16,650	13,436	44,195	73,497
Other (4)	—	1,265	—	1,731	—	—	—	—
Total	$140,060	$160,737	$200,169	$181,959	$187,091	$136,991	$201,806	$186,550

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
Liquidity and Capital Resources
We manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of June 30, 2019, cash and cash equivalents totaled $105.5 million, of which $85.0 million consisted of cash on hand related to foreign operations with indefinitely reinvested earnings. See the "Undistributed Earnings of Foreign Subsidiaries" section below for more information.
At June 30, 2019, we had approximately $2.6 billion in borrowings outstanding with $655.7 million of availability under all our credit facilities (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of June 30, 2019, the amount available to be drawn was $383.4 million. Of the $655.7 million of borrowing availability, $198.0 million was available under our European credit facility and $457.7 million was available under our North American credit facility. Of the $383.4 million available considering borrowing base restrictions, $110.1 million was available under our European credit facility and $273.3 million was available under our North American credit facility. For more information, see Note 6 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
An additional funding source for our Europe operations is interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $129.1 million as of June 30, 2019). Interest-bearing deposits as of June 30, 2019 were $107.8 million.
We believe we were in compliance with the covenants of our financing arrangements as of June 30, 2019.
We have the ability to slow the purchasing of finance receivables if necessary, with low impact to current year cash collections. For example, we invested $1.1 billion in portfolio purchases in 2018. The portfolios purchased in 2018 generated $154.4 million of cash collections, representing only 9.5% of 2018 cash collections.
Contractual obligations over the next year are primarily related to debt maturities and purchase commitments. Our North American credit facility expires in May 2022. Our European credit facility expires in February 2021. Of our $430.0 million in term loans outstanding at June 30, 2019, $10.0 million is due within one year.
We have in place forward flow commitments for the purchase of nonperforming loans with a maximum purchase price of $713.4 million as of June 30, 2019. We may also enter into new or renewed flow commitments and close on spot transactions in addition to the aforementioned flow agreements.
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
Cash Flows Analysis
Our operating activities provided cash of $30.9 million and $30.8 million for the six months ended June 30, 2019 and 2018, respectively. Key drivers of the changes included cash collections recognized as revenue, fee income, income tax payments, interest payments and operating expenses. In addition, changes in other accounts related to our operating activities impacted our cash from operations. Cash collections recognized as revenue increased $50.4 million, as previously described in the revenues discussion and analysis, and was offset primarily by increases in cash paid for operating expenses and other changes.
Our investing activities used cash of $177.7 million and $13.2 million for the six months ended June 30, 2019 and 2018, respectively. Cash used in investing activities is primarily driven by acquisitions of nonperforming loans and business acquisitions. Cash provided by investing activities is primarily driven by cash collections applied to principal on finance receivables and proceeds from sale of investments and subsidiaries. The change in net cash used in investing activities is primarily due an increase in the amounts of acquisitions of finance receivables, which totaled $549.4 million during the six months ended June 30, 2019, compared to $385.8 million during six months ended June 30, 2018. In addition, we had $57.6 million in business acquisitions during the six months ended June 30, 2019, compared to $0 in the prior year comparable period. Furthermore, we had net purchases of investments totaling $39.6 million during the six months ended June 30, 2019, compared to $11.7 million during six months ended June 30, 2018. This was partially offset by an increase in collections applied to principal on finance receivables which totaled $443.4 million during the six months ended June 30, 2019, compared to $395.6 million during the six months ended June 30, 2018. We were also provided cash of $31.2 million during the three months ended March 31, 2019 related to the sale of a subsidiary in the fourth quarter of 2018, of which we received 25% of the proceeds on December 20, 2018 and the remaining 75% in the first quarter of 2019.
Our financing activities provided cash of $156.8 million and used cash of $52.0 million for the six months ended June 30, 2019 and 2018, respectively. Cash for financing activities is normally provided by draws on our lines of credit and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt. The change in cash provided by financing activities for the six months ended June 30, 2019 compared to six months ended June 30, 2018 was primarily due to an increase in net draws on our lines of credit and long-term debt. During the six months ended June 30, 2019, net draws on our borrowing activities totaled $136.8 million compared to net repayments of $27.8 million during the six months ended June 30, 2018. Cash used in financing activities was also impacted by distributions paid to noncontrolling interests. Distributions paid to noncontrolling interests totaled $6.9 million and $13.4 million for the six months ended June 30, 2019 and 2018, respectively. Additionally, during the six months ended June 30, 2019 we had an increase in interest bearing deposits of $28.4 million, compared to a decrease of $8.3 million during the six months ended June 30, 2018.
Undistributed Earnings of Foreign Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of foreign subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax and withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of foreign subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed foreign earnings. The amount of cash on hand related to foreign operations with indefinitely reinvested earnings was $85.0 million and $78.6 million as of June 30, 2019 and December 31, 2018, respectively. Refer to Note11 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information related to our income taxes and undistributed foreign earnings.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our activities are subject to various financial risks including market risk, currency and interest rate risk, credit risk, liquidity risk and cash flow risk. Our financial risk management program focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on our financial performance. We may periodically enter into derivative financial instruments, typically interest rate and currency derivatives, to reduce our exposure to fluctuations in interest rates on variable-rate debt, fluctuations in currency rates and their impact on earnings and cash flows. We do not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor do we enter into or hold derivatives for trading or speculative purposes. Derivative instruments involve, to varying degrees, elements of non-performance, or credit risk. We do not believe that we currently face a significant risk of loss in the event of non-performance by the counterparties associated with these instruments, as these transactions were executed with a diversified group of major financial institutions with an investment-grade credit rating. Our credit risk exposure is managed through the periodic monitoring of our exposures to such counterparties.
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $2.0 billion as of June 30, 2019. Based on our June 30, 2019 debt structure, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $6.2 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $6.8 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European credit facility, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. Further, effective in the second quarter of 2018, we began to apply hedge accounting to certain of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in Other Comprehensive Income. All derivatives to which we have applied hedge accounting were evaluated and remain highly effective at June 30, 2019. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts.
The fair value of our interest rate derivative agreements that are not in a hedge accounting relationship was a net asset of $0.7 million at June 30, 2019. A hypothetical 50 basis point decrease in interest rates would cause a decrease in the estimated fair value of these interest rate derivative agreements and the resulting estimated fair value would be a net asset of $0.2 million at June 30, 2019. Conversely, a hypothetical 50 basis point increase in interest rates would cause an increase in the estimated fair value of these interest rate derivative agreements and the resulting estimated fair value would be an asset of $1.9 million at June 30, 2019.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. During the three months ended June 30, 2019, we generated $84.1 million of revenues from operations outside the U.S. and used 11 functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of June 30, 2019, refer to Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
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

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkable Document
101.LAB	XBRL Taxonomy Extension Label Linkable Document
101.PRE	XBRL Taxonomy Extension Presentation Linkable Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

August 8, 2019	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2019	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)